Form 10-K
period 1993-12-31
BRUNSWICK CORP
filed 1994-03-29
CIK 14930

Securities and Exchange Commission
                        Washington, D.C. 20549

                              Form 10-K

                Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1993

                       Commission file number 1-1043

                              Brunswick Corporation
                  (Exact name of registrant in its charter)

           Delaware                                       36-0848180
   (State of Incorporation)                (I.R.S. Employer Identification No.)


         1 N. Field Ct.                                 60045-4811
      Lake Forest, Illinois                             (zip code)
(Address of principal executive offices)


   Registrant's telephone number, including area code:  (708) 735-4700

         Securities Registered pursuant to Section 12(b) of the Act:


                                                   Name of each exchange
      Title of each class                           on which registered
Common Stock ($.75 par value)                 New York, Chicago, Pacific, Tokyo
                                                   and London Stock Exchanges


            Securities Registered pursuant to Section 12(g) of the Act:

                                    None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the the registrant was required to file such reports) and (2) has been subject to such filing requirements the past 90 days.

Yes X . No  .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of March 21, 1994, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was $2,210,256,968. Such number excludes stock beneficially owned by officers and directors.
This does not constitute an admission that they are affiliates.

    The number of shares of Common Stock($.75 par value) of the registrant outstanding as of March 21, 1994, was 95,378,080.

                  Documents Incorporated by Reference

    Part III of this Report on Form 10-K incorporates by reference certain information from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 27, 1994.

                               Part I
                         Item 1.   Business

Brunswick Corporation (the "Company") is organized into seven divisions with operations in two industry segments: Marine and Recreation. Segment information is contained in Note 8 on page 32.

                               Marine

The Marine industry segment consists of the Mercury Marine Division, which manufactures and sells marine propulsion systems, and the US Marine, Sea Ray and Fishing Boat Divisions, which manufacture and sell pleasure and fishing boats. The Company believes it has the largest dollar volume of sales of recreational marine engines and pleasure boats in the world.

The Mercury Marine Division manufactures and sells Mercury, Mariner and Force outboard motors, MerCruiser gasoline and diesel inboard and stern drive engines, and the Sport-Jet 90 water-jet system. Outboard motors are sold through marine dealers for pleasure craft and commercial use and to the Company's US Marine, Sea Ray and Fishing Boat Divisions. The MerCruiser engines and the water-jet systems are sold principally to boatbuilders, including the Company's US Marine, Sea Ray and Fishing Boat Divisions.

The Mercury Marine Division also manufactures and sells replacement parts for engines and outboard motors and marine accessories, including steering systems, instruments, controls, propellers, service aids and marine lubricants. These products are marketed through marinas, dealers and boatbuilders under the Quicksilver brand name.

Mercury Marine products are manufactured in North America and Europe for global distribution. International assembly facilities are located in Belgium and Mexico, and offshore distribution centers are in Belgium, Japan and Australia. Trademarks for Mercury Marine products include MerCruiser, Mercury, Mariner, Force and Quicksilver.

The US Marine Division builds and sells several brands of fiberglass pleasure and fishing boats, ranging in size from 14 to 47 feet. Bayliner is the Division's oldest and most well known brand, with offerings that include jet powered boats, family runabouts, cabin cruisers, sport fishing boats and luxury motor yachts. Other brands include Maxum (runabouts and cabin cruisers) and Robalo (sport fishing boats).

The US Marine Division is vertically integrated, producing many of the parts and accessories which make up the boats. Escort boat trailers are also produced by the Division and sold with smaller boats as part of boat-motor-trailer packages. Outboard motors and stern drive and inboard engines are purchased from the Mercury Marine Division.

The US Marine Division's boats, Escort boat trailers, and parts and accessories are sold through dealers. Trademarks for US Marine products include Bayliner, Maxum, Cobra, Quantum, Robalo, Ciera,
Trophy, Jazz, Escort and US Marine.

The Sea Ray Division builds and sells Sea Ray fiberglass boats from 13 to 65 feet in length, including luxury motor yachts, cabin cruisers, sport fishing boats, sport boats, runabouts, water skiing boats, and jet powered boats. Sea Ray boats use and are sold with outboard motors, stern drive engines and gasoline or diesel inboard engines. The Division purchases its outboard motors and most of its stern drive and gasoline inboard engines from the Mercury Marine Division.

Sea Ray boats are sold through dealers under the Sea Ray, Laguna, Ski Ray and Sea Rayder trademarks.

The Fishing Boat Division manufactures and sells fiberglass and aluminum boats for the sport fishing and recreational boating markets. Some of these boats are equipped with Mercury, Mariner or Force outboard motors at the factory and are sold in boat-motor-trailer packages by marine dealers. The Fishing Boat Division's boats are sold through dealers under the Astro, Fisher, MonArk, Procraft, Starcraft, and Spectrum trademarks.

The Company has an interest in Tracker Marine, L.P., a limited partnership, which manufactures and markets boats, motors, trailers and accessories. The Company has various agreements with Tracker Marine, L.P., including contracts to supply outboard motors, trolling motors and various other Brunswick products for Tracker Marine boats.

The Company's Marine segment sales to unaffiliated customers include sales of the following principal products for the three years ended December 31, 1993, 1992, and 1991:

                        (in millions, unaudited)
                     1993         1992          1991

    Boats          $  754.5     $  751.0     $  685.1
    Engines           816.7        765.1        683.2

                   $1,571.2     $1,516.1     $1,368.3

Boat sales include the value of engines when such engines are sold as a component of a finished boat. Engine sales include sales to boat manufacturers which are not Company-owned, marine dealers and others, when the engine is not sold with a Company-manufactured boat.

                             Recreation

There are three divisions in the Recreation industry segment:
Zebco, Brunswick, and Brunswick Recreation Centers.

The Zebco Division manufactures, assembles, purchases and sells fishing reels, rods, reel/rod combinations, and accessories. The Division also manufactures and sells electric trolling motors for fishermen and for use by boat manufacturers, including Marine segment operations.

The Brunswick Division manufactures and sells products for the bowling industry, including bowling lanes, automatic pinsetters, ball returns, computerized scoring equipment and business systems, and BowlerVision, a computer software bowling system which allows pins to be set up in a variety of configurations, creating new games for bowlers to play. BowlerVision also is able to analyze and display ball path, ball speed and entry angle. In addition, the Division manufactures and sells seating and locker units for bowling centers; bowling pins, lane finishes and supplies; and bowling balls and bags.

The Brunswick Division also manufactures and sells golf club shafts and golf bags and sells billiards tables which are manufactured for the Company to its specifications.

The Brunswick Division has a 50% interest in Nippon Brunswick
K. K., which sells bowling equipment and operates bowling centers in Japan. In 1993, the Division entered into a joint venture to build, own and operate bowling centers in Brazil and a joint venture to build, own and operate bowling centers and to sell bowling equipment in Thailand. The Division also entered into a joint venture to build, own and operate recreation centers containing the Q-Zar laser tag game and to sell Q-Zar laser tag equipment in Brazil and Mexico. The Division also has the rights to sell Q-Zar laser game equipment in Korea.

The Brunswick Recreation Centers Division operates 126 recreation centers worldwide. Recreation centers are bowling centers which offer, in varying degrees depending on size and location, the following additional activities and services: billiards and other family games, children's playrooms, restaurants and cocktail lounges. The Company owns most of its recreation centers.

In 1993, the Division also opened three Circus World Pizza facilities which contain children's play and entertainment areas and restaurants which serve pizza. The Company intends to open seven Circus World Pizza facilities in 1994.

Among the Company's trademarks in the recreation field are Zebco, Quantum, Pro Staff, Classic and Martin fishing equipment, MotorGuide, Stealth and Thruster electric trolling motors, Brunswick Recreation Centers, Circus World Pizza, Leiserv, Brunswick, AS-90, Armor Plate 3000, Anvilane, BallWall, Guardian, Perry-Austen, Rhino, GS-10, Systems 2000, BowlerVision and Colorvision bowling equipment, and Brunswick Golf and Precision FM golf club shafts. Browning S.A. has licensed the Zebco Division to manufacture and sell Browning fishing equipment. Recreation products are distributed, mainly under these trademarks, to mass merchants, distributors, dealers, bowling centers, and retailers by the Company's salesmen and manufacturers' representatives and to the recreation centers operated by the Company. Recreation products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise.

                       Discontinued operations

The Company has announced its intention to divest its Technical
Group, and the businesses in the Technical Group are considered and have been accounted for as discontinued operations.

The Technical Group manufactures and sells composite structures for aircraft, helicopters, spacecraft, propulsion systems, missiles, ships, automobiles, trucks, buses, oil and gas wells and offshore platforms; radomes; space qualified products including fire detection systems, filters and extendable robotic arms; camouflage; infrared optical surveillance systems; tactical weapons; flight decoys and target training systems; relocatable and mobile shelter systems; and chemical protective detectors/alarms. These products are sold to the U.S. Department of Defense; major defense prime contractors; electronics, aerospace and commercial aircraft manufacturers; and machinery, automotive and oil and gas manufacturers and distributors.

                            Raw materials

Many different raw materials are purchased from various sources. At the present time, no critical raw material shortages are anticipated in either of the Company's industry segments. General Motors Corporation is a significant supplier of the gasoline engines used to manufacture the Company's gasoline stern drives.

                  Patents, trademarks and licenses

The Company has and continues to obtain patent rights, consisting of patents and patent licenses, covering certain features of the Company's products and processes. The Company's patents, by law, have a limited life, and rights expire periodically.

In the Marine segment, patent rights principally relate to boats and features of outboard motors and inboard-outboard drives including die-cast powerheads, cooling and exhaust systems, drive train, clutch and gearshift mechanisms, boat/engine mountings, shock absorbing tilt mechanisms, ignition systems, propellers, spark plugs, and fuel and oil injection systems.

In the Recreation segment, patent rights principally relate to computerized bowling scorers and business systems, bowling lanes and related equipment, lightweight golf club shafts, game tables, fishing reels and electric trolling motors.

Although the Company has important patent and patent license positions, the Company believes that its performance is mainly dependent upon its engineering, manufacturing, and marketing capabilities.

The Company has many trademarks associated with its various divisions and applied to its products. Many of these trademarks are well known to the public and are considered valuable assets of the Company. Significant trademarks are listed on pages 1-4 herein.

                       Seasonality of business

The Company's overall business is not seasonal. Demand in the marine business is typically strongest in the first half of the year, when for the past several years between 50 and 60 percent of that segment's annual sales have been recorded. In the recreation segment, slightly more than 50 percent of the segment's annual sales are recorded in the second half of the year.

                            Order backlog

Order backlog is not considered to be a significant factor in the businesses of the Company, except for bowling capital equipment. The backlog of bowling capital equipment at December 31, 1993 was $47 million, and the Company expects to fill all of such orders during 1994. The backlog of bowling capital equipment at December 31, 1992 was $61 million.

                 Competitive conditions and position

The Company believes that it has a reputation for quality in its highly competitive lines of business. The Company competes in its various markets by utilizing efficient production techniques and innovative marketing, advertising and sales efforts, and by providing high quality products at competitive prices.

Strong competition exists with respect to each of the Company's product groups, but no single manufacturer competes with the Company in all product groups. In each product area, competitors range in size from large, highly diversified companies to small producers. The following paragraphs summarize what the Company believes its position is in each area.

Marine. The Company believes it has the largest dollar volume of sales of recreational marine engines and of pleasure boats in the world. The domestic marine engine market includes relatively few major competitors. There are 10-12 competitors in outboard engine markets worldwide, and foreign competition continues in the domestic marine engine market. The marine engine markets are experiencing pricing pressures. The marine accessories business is highly competitive.

There are many manufacturers of pleasure and fishing boats, and consequently, this business is highly competitive. The Company competes on the basis of quality, value, performance, durability, styling and price. Demand for pleasure and fishing boats and marine engines is dependent on a number of factors, including economic conditions, the availability of fuel and marine dockage and, to some extent, prevailing interest rates and consumer confidence in spending discretionary dollars.

Recreation. The Company competes directly with many manufacturers of recreation products. In view of the diversity of its recreation products, the Company cannot identify the number of its competitors. The Company believes, however, that in the United States, it is one of the largest manufacturers of bowling equipment and fishing reels.

Certain bowling equipment, such as BowlerVision, automatic scorers and computerized management systems, represents innovative developments in the market. For other recreation products, competitive emphasis is placed on pricing and the ability to meet delivery and performance requirements.

The Company maintains a number of specialized sales forces that sell equipment to distributors and dealers and also, in some cases, to retail outlets.

The Company operates 126 recreation centers worldwide. Each center competes directly with centers owned by other parties in its immediate geographic area; so, competitive emphasis is placed on customer service, quality facilities and personnel, prices and promotional programs.

                      Research and development

Company-sponsored research activities, relating to the development of new products or to the improvement of existing products, are shown below:

                                        (in millions)
                                1993        1992       1991

    Marine                      $59.3      $47.2      $44.0
    Recreation Products          10.5        9.1        9.3

                                $69.8      $56.3      $53.3

                         Number of employees

The number of employees at December 31, 1993 is shown below by industry segment:

               Marine               11,300
               Recreation            6,500
               Corporate               200

                                    18,000

There are approximately 800 employees in the Recreation segment and 2,200 employees in the Marine segment who are represented by labor unions. The Company believes that relations with the labor unions are good.

                     Environmental requirements

The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, which involve both on and off site waste disposal, in many instances seek compensation from the Company as a waste generator under Superfund legislation which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company believes that it has established adequate reserves to cover all known claims.

                         Item 2.  Properties

The Company's headquarters are located in Lake Forest, Illinois.
The Company has numerous manufacturing plants, distribution warehouses, sales offices and test sites. Research and development facilities are division-related, and most are located at individual manufacturing sites.

The Company's plants are deemed to be suitable and adequate for the Company's present needs. The Company believes that all of its properties are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations.

The Company's plants currently are operating at approximately 65% of capacity, excluding the 15 closed plants in the Marine segment. Twelve of these closed plants are being offered for sale. The other three closed plants are not being offered for sale, but the Company has no plans to reopen them in the near future.

The Company's headquarters and all of its principal plants are owned by the Company. Some bowling recreation centers, three small plants, two test facilities and an overseas distribution center are leased.

The Company's primary facilities are in the following locations:

Mercury Marine Division

Fond du Lac, Oshkosh and Milwaukee, Wisconsin; Stillwater,
Oklahoma; St. Cloud, Florida; Juarez, Mexico; and Petit Rechain,
Belgium.

US Marine Division

Arlington and Spokane, Washington; Roseburg, Oregon; Miami and
Claremore, Oklahoma; Pipestone, Minnesota; Cumberland and
Salisbury, Maryland; Dandridge, Tennessee; Valdosta, Georgia;
Tallahassee, Florida; and Lincoln, Alabama.

Sea Ray Division

Knoxville and Vonore, Tennessee; Merritt Island, Sykes Creek and
Palm Coast, Florida; Phoenix, Arizona; and Cork, Ireland.

Fishing Boat Division

Topeka and Nappanee, Indiana; West Point, Mississippi; and
Murfreesboro, Tennessee.

Zebco Division

Tulsa, Oklahoma; and Starkville, Mississippi.

Brunswick Recreation Centers

Deerfield, Illinois headquarters; 126 bowling centers in the United States, Canada and Europe; and Circus World Pizza theme restaurants in the United States.

Brunswick Division

Muskegon, Michigan; Eminence, Kentucky; Bristol, Wisconsin;
Torrington, Connecticut; Des Moines, Iowa; Stockach, Germany; and
Kettering, England.

                     Item 3.   Legal Proceedings

Genmar Industries, Inc. v. Brunswick Corporation, et al. Genmar Industries brought an action against the Company and certain of its subsidiaries in the United States District Court for the District of Minnesota on June 23, 1992, alleging that the Company (i) has monopolized or attempted to monopolize the sale of recreational marine engines and boats through its acquisition of Bayliner Marine Corporation and Ray Industries, Inc. in 1986; its acquisition of four smaller fishing boat builders in 1988; its 1990 acquisition of Kiekhaefer Aeromarine, Inc., a supplier of high performance propulsion units to the marine engine industry and the owner of certain patents for recreational marine engine components; and its agreement in 1992 to form a partnership with Tracker Marine Corporation for the manufacture and marketing of recreational marine engines and power boats; (ii) has unlawfully coerced purchasers to buy the Company's boats by charging higher prices for its engines sold separately than for its engines sold with its boats, thereby inducing purchasers to buy its boats in addition to its engines; (iii) has breached its agreement to offer Genmar the lowest possible price made available to other recreational marine engine purchasers for the same quantity of engines purchased; (iv) has not dealt in good faith with Genmar by, among other things, communicating to Genmar dealers that Genmar is experiencing purported financial difficulties; and, (v) by virtue of the foregoing, has interfered with Genmar's existing and prospective business relationships. Genmar has asked that the Company be required to divest its boat manufacturing business, be enjoined from continuing its partnership with Tracker Marine, and pay damages, including treble damages under the antitrust laws. The Company believes, based upon its assessment of the complaint and in consultation with counsel, that this litigation is without merit and intends to defend itself vigorously. Parties to this suit have exchanged written discovery and have begun depositions.

    Item 4.  Submission of Matters to a Vote of Security Holders

None.

                  Executive Officers of the Company

The Company's executive officers are listed in the following table:

    Officer                    Present Position           Age

J. F. Reichert              Chairman of the Board         63
                              and Chief Executive Officer
J. P. Reilly                President and Chief           50
                              Operating Officer
J. M. Charvat               Executive Vice President      63
J. W. Dawson                Vice President and Zebco      59
                              Division President
F. J. Florjancic, Jr.       Vice President and Brunswick  47
                              Division President
W. R. McManaman             Vice President-Finance        46
D. M. Yaconetti             Vice President Adminis-       47
                              tration and Secretary
T. K. Erwin                 Controller                    44
R. T. McNaney               General Counsel               59
R. S. O'Brien               Treasurer                     44
W. J. Barrington            Sea Ray Division President    43
A. D. Fogel                 BRC Division President        58
J. W. Hoag                  US Marine Division            54
                              President
D. D. Jones                 Mercury Marine Division       50
                              President
J. A. Schenk                Corporate Director of         51
                              Planning and Development
R. C. Sigrist               Technical Group President     60

There are no family relationships among these officers. The term of office of all elected officers expires April 27, 1994. The
Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

Jack F. Reichert has been Chairman of the Board since 1983 and Chief Executive Officer since 1982. He was President from 1977 to 1993.

John P. Reilly has been President and Chief Operating Officer since 1993. From 1984 to 1993 he was President of Tenneco Inc.'s
Automotive Division, a manufacturer of automotive mufflers, shocks and brake components.

John M. Charvat has been Executive Vice President of the Company since 1989. He was Vice President of the Company from 1986 to 1989 and Zebco Division President from 1977 to 1989.

Jim W. Dawson has been Vice President of the Company since 1994 and Zebco Division President since 1989. From 1981 to 1989 he was
Senior Vice President of Zebco/Motor Guide Technical Operations, responsible for manufacturing, research and development, distribution, and consumer service.

Frederick J. Florjancic, Jr. has been Vice President of the Company and President of the Brunswick Division since 1988.

William R. McManaman has been Vice President-Finance since 1988.

Dianne M. Yaconetti has been Vice President-Administration since
1988, Corporate Secretary since 1986 and Manager of the Office of the Chairman since 1985.

Thomas K. Erwin has been Controller since 1988.

Robert T. McNaney has been General Counsel since 1985.

Richard S. O'Brien has been Treasurer since 1988.

William J. Barrington has been Sea Ray Division President and
President of Ray Industries, Inc. ("Ray") since 1989. From 1985 to 1989 he was Vice President-Finance and Treasurer of Ray.

Arnold D. Fogel has been Brunswick Recreation Centers Division
President since 1984.

James W. Hoag has been US Marine Division President since 1989.
From 1988 to 1989 he was Executive Vice President of the US Marine
Division.

David D. Jones has been Mercury Marine Division President since
1989.  From 1985 to 1989 he was General Manager of US Marine Power.

James A. Schenk has been Corporate Director of Planning and
Development since 1988.

Robert C. Sigrist has been President of the Technical Group (known as the Defense Division prior to 1991) since 1988.

                               Part II

             Item 5.  Market for the Registrant's Common
               Equity and Related Stockholder Matters

The Company's common stock is traded on the New York, Chicago, Pacific, London, and Tokyo Stock Exchanges. Quarterly information with respect to the high and low sales prices for the common stock and the dividends declared on the common stock is set forth in Note 21 on page 54. As of December 31, 1993, there were approximately 27,900 shareholders of record of the Company's common stock.

                  Item 6.  Selected Financial Data

Net sales, net earnings, earnings per common share, cash dividends declared per common share, total assets, and long-term debt are shown in the Five Year Financial Summary on page 57.

            Item 7.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations

Management's Discussion and Analysis is presented on pages 19 to 23.

        Item 8.  Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements are set forth on pages 24 to 26 and are listed in the index on page 18.

       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                              Part III

    Item 10.  Directors and Executive Officers of the Registrant

Information with respect to the directors of the Company is set forth on pages 2 and 3 of the Company's definitive Proxy Statement dated March 25, 1994 (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on April 27, 1994, and is hereby incorporated by reference. The Company's executive officers are listed herein on pages 10-11.

                  Item 11.  Executive Compensation

Information with respect to executive compensation is set forth on pages 5, 13-15 and 17-20 of the Proxy Statement and is hereby incorporated by reference.

               Item 12.  Security Ownership of Certain
                  Beneficial Owners and Management

Information with respect to the securities of the Company owned by the directors and certain officers of the Company, by the directors and officers of the Company as a group and by the only persons known to the Company to own beneficially more than 5% of the outstanding voting securities of the Company is set forth on pages 6 and 7 of the Proxy Statement, and such information is hereby incorporated by reference.

      Item 13.  Certain Relationships and Related Transactions

    None.
                               Part IV

         Item 14.  Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K

a)  Financial Statements and Exhibits

    Financial Statements

    Financial statements and schedules are incorporated in this Annual Report on Form 10-K, as indicated in the index on page
    18.

    Exhibits

    3.1 Restated Certificate of Incorporation of the Company filed as Exhibit 19.2 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1987, and hereby incorporated by reference.

    3.2        By-Laws of the Company.

    4.1 Indenture dated as of March 15, 1987, between the Company and Continental Illinois National Bank and Trust Company of Chicago filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference.

    4.2        Form of 8-1/8% Notes of the Company Due April 1,
               1997, filed as Exhibit 4.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference.

    4.3 Officers' Certificate setting forth terms of the Company's $125,000,000 principal amount 7-3/8%
               Debentures due September 1, 2023.

    4.4 The Company's Agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for 1980, and hereby incorporated by reference.

    4.5 Rights Agreement dated as of March 15, 1986, between the Company and Harris Trust and Savings Bank filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for 1985, and hereby incorporated by reference.

    4.6 Amendment dated April 3, 1989, to Rights Agreement between the Company and Harris Trust and Savings Bank filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 10, 1989, and hereby incorporated by reference.

    10.1* Third Amended and Restated Employment Agreement entered as of December 30, 1986, between the Company and Jack F. Reichert filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1986 and hereby incorporated by reference.

    10.2* Amendment dated October 24, 1989, to Employment Agreement by and between the Company and Jack F. Reichert filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 and hereby incorporated by reference.

    10.3* Supplemental Agreement to Employment Agreement dated December 30, 1986, by and between the Company and Jack F. Reichert filed as Exhibit 19.3 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, and hereby incorporated by reference.

    10.4* Amendment dated February 12, 1991 to Employment Agreement by and between the Company and Jack F. Reichert filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for 1990 and hereby incorporated by reference.

    10.5* Amendment dated March 20, 1992 to Employment Agreement by and between the Company and Jack F. Reichert filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for 1992 and hereby incorporated by reference.

    10.6* Amendment dated December 15, 1992 to Employment Agreement by and between the Company and Jack F. Reichert filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1992 and hereby incorporated by reference.

    10.7* Employment Agreement dated as of June 1, 1989 by and between the Company and John M. Charvat filed as
               Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, and hereby incorporated by reference.

    10.8*      Amendment dated as of December 15, 1992 to
               Employment Agreement by and between the Company and John M. Charvat filed as Exhibit 10.8 to the
               Company's Annual Report on Form 10-K for 1992 and hereby incorporated by reference.

    10.9* Supplemental Pension Plan filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and hereby incorporated by reference.

    10.10* Form of Employment Agreement by and between the Company and each of T. K. Erwin, W. R. McManaman, R.
               T. McNaney, R. S. O'Brien, J. A. Schenk, D. M. Yaconetti, W. J. Barrington, J. W. Dawson,
               F. J. Florjancic, Jr., A. D. Fogel, J. W. Hoag, D.
               D. Jones, and R. C. Sigrist filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and hereby incorporated by reference.

    10.11*     Amendment to Form of Employment Agreement filed as
               Exhibit 10.11 to the Company's Annual Report on Form 10-K for 1992 and hereby incorporated by reference.

    10.12* Form of Insurance Policy issued for the life of each of the Company's officers, together with the specifications for each of these policies, filed as
               Exhibit 10.21 to the Company's Annual Report on Form 10-K for l980 and hereby incorporated by reference. The Company pays the premiums for these policies and will recover these premiums, with some exceptions, from the policy proceeds.

    10.13* Insurance policy issued by The Prudential Insurance Company of America insuring all of the Company's officers and certain other senior management employees for medical expenses filed as Exhibit
               10.23 to the Company's Annual Report on Form 10-K for 1980 and hereby incorporated by reference.

    10.14* Form of Indemnification Agreement by and between the Company and each of M. J. Callahan, J. P. Diesel,
               D. E. Guinn, L. Herzel, G. D. Kennedy, B. K. Koken,
               J. W. Lorsch, B. M. Musham, R. N. Rasmus, and
               R. W. Schipke filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

    10.15* Indemnification Agreement dated September 16, 1986, by and between the Company and J. F. Reichert filed as Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

    10.16* Form of Indemnification Agreement by and between the Company and each of J. M. Charvat, T. K. Erwin, F.
               J. Florjancic, Jr., W. R. McManaman, R. T. McNaney,
               R. S. O'Brien, J. A. Schenk, and D. M. Yaconetti filed as Exhibit 19.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

    10.17* Employment Agreement dated October 1, 1993 by and between the Company and John P. Reilly.

    10.18* Indemnification Agreement dated October 26, 1993 by and between the Company and John P. Reilly.

    10.19* 1991 Stock Plan filed as Exhibit A to the Company's definitive Proxy Statement dated March 21, 1991 for the Annual Meeting of Stockholders on April 24, 1991 and hereby incorporated by reference.

    10.20*     Change In Control Severance Plan filed as Exhibit
               10.22 to the Company's Annual Report on Form 10-K for 1989 and hereby incorporated by reference.

    10.21*     Brunswick Performance Plan for 1993 filed as Exhibit
               10.21 to the Company's Annual Report on Form 10-K for 1992 and hereby incorporated by reference.

    10.22*     Brunswick Performance Plan for 1994.

    10.23*     Brunswick Strategic Incentive Plan.

    10.24* 1988 Stock Plan for Non-Employee Directors filed as Exhibit B to the Company's definitive Proxy
               Statement dated March 10, 1988 for the Annual
               Meeting of Stockholders on April 27, 1988 and hereby incorporated by reference.

    10.25* 1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company's definitive Proxy Statement dated March 25, 1994 for the Annual
               Meeting of Stockholders on April 27, 1994 and hereby incorporated by reference.

    22.1       Subsidiaries of the Company.

    25.1       Powers of Attorney.

b)  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the three months ended December 31, 1993.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.

                             Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Brunswick Corporation


March 28, 1994                  By /s/ Thomas K. Erwin
                                   Thomas K. Erwin, Controller


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                                  Title

Jack F. Reichert        Chairman of the Board, Chief Executive
                        Officer (Principal Executive Officer) and
                        Director

John P. Reilly          President, Chief Operating Officer and
                        Director

William R. McManaman    Vice President-Finance (Principal Financial
                        Officer)

Thomas K. Erwin         Controller (Principal Accounting Officer)

Michael  J. Callahan    Director

John P. Diesel          Director

Donald E. Guinn         Director

Leo Herzel              Director

George D. Kennedy       Director

Bernd K. Koken          Director

Jay W. Lorsch           Director

Bettye Martin Musham    Director

Robert N. Rasmus        Director

Roger W. Schipke        Director


    Thomas K. Erwin, pursuant to a Power of Attorney (executed by each of the officers and directors listed above and filed with the Securities and Exchange Commission, Washington, D.C.), by signing his name hereto does hereby sign and execute this report of Brunswick Corporation on behalf of each of the officers and directors named above in the capacities in which the names of each appear above.

March 28, 1994                  /s/ Thomas K. Erwin
                                Thomas K. Erwin

                             Brunswick Corporation
                  Index to Financial Statements and Schedules


                                                                          Page

Consolidated Financial Statements

Management's Discussion and Analysis                                    19 to 23

Statements of Results of Operations
   1993, 1992 and 1991                                                     24

Balance Sheets
   December 31, 1993 and 1992                                              25

Statements of Cash Flows
   1993, 1992 and 1991                                                     26

Notes to Financial Statements
   1993, 1992 and 1991                                                  27 to 54

Report of Management                                                       55

Report of Independent
   Public Accountants                                                     55,56

Five Year Financial Summary                                                57

Schedules

Consent of Independent Public Accountants                                  58

   I- Marketable Securities
        1993                                                               59

   V- Property
        1993, 1992 and 1991                                                60

  VI- Accumulated Depreciation
        1993, 1992 and 1991                                                61

VIII- Valuation and Qualifying Accounts
        1993, 1992 and 1991                                                62

   X- Supplementary Income Statement Information
        1993, 1992 and 1991                                                62

       All other schedules are not submitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or in the notes thereto. These notes should be read in conjunction with these schedules.

The separate financial statements of Brunswick Corporation (the parent company Registrant) are omitted because consolidated financial statements of Brunswick Corporation and its subsidiaries are included. The parent company is primarily an operating company, and all consolidated subsidiaries are wholly owned and do not have any indebtedness (which is not guaranteed by the parent company) to any person other than the parent or the consolidated subsidiaries in an amount that is material in relation to consolidated assets.

Brunswick Corporation
Management's Discussion and Analysis

Cash Flow, Liquidity and Capital Resources

Net cash provided by operating activities increased $19.9 million in 1993 to $188.9 million from the $169.0 million reported in 1992. The increase resulted primarily from a $14.8 million improvement in earnings from continuing operations. Income taxes payable increased and deferred items, primarily income taxes, decreased as a result of the Company's January 1994 agreement with the U.S. Internal Revenue Service regarding the IRS examination of the Company for the years 1985 and 1986, as discussed in Note 15 to the consolidated financial statements. Charges in both years for the cumulative effect of changes in accounting principles and estimated losses on the divestiture of the Company's Technical Group did not involve cash expenditures.

     The net cash used for investing activities decreased $39.8 million to $97.1 million in 1993 from the $136.9 million in 1992. The primary reason for the decrease was reduced payments for businesses acquired.

     Net cash used for financing activities was $38.5 million in 1993 compared to net cash provided by financing activities of $61.3 million in 1992. The 1993 financing activities included payment of long-term debt of $117.3 million, primarily for the redemption of the Company's 9.875% sinking fund debentures, as well as net proceeds of $122.9 million from the issuance of 7.375% debentures due in 2023. The 1992 financing activities included net proceeds of $104.5 million received from the sale of 6.5 million shares of common stock.

     Working capital at December 31, 1993, was $347.8 million compared to $362.0 million at December 31, 1992. The Company's current ratio was 1.6 to 1 at December 31, 1993, and 1.7 to 1 at December 31, 1992.

     The Company's long-term financing was primarily comprised of 30-year debentures, 10-year unsecured notes, loans secured by mortgages on property and the guarantee of $78.0 million of debt of the Brunswick Employee Stock Ownership Plan (ESOP). The form and timing of all financing is determined by the prevailing securities markets, the Company's capital requirements and its financial position. At December 31, 1993, the Company had unused short-term and long-term credit agreements totaling $400 million with a group of banks. The

Company's debt-to-capitalization ratio increased to 29.5% at December 31, 1993, from 28.0% at the end of 1992. Total debt increased $15.9 million to $336.4 million at December 31, 1993, from the $320.5 million at December 31, 1992.

     Capital expenditures, excluding acquisitions, were $95.8 million, $88.6 million and $74.7 million in 1993, 1992 and 1991, respectively. The Company continues to make capital expenditures which offer increased production efficiencies and improved product quality. The Company believes that existing cash balances and future operating results, supplemented when necessary with short and/or long-term borrowings, will continue to provide the financial resources necessary for capital expenditures and working capital requirements.

Results of Operations - 1993 vs 1992

Net Sales

     The Company's consolidated net sales for 1993 increased 7% to $2.21 billion from the $2.06 billion reported for 1992. Increases in both the Marine and Recreation segments contributed to this improvement.

     The Marine segment's 1993 net sales increased 4% to $1.57 billion from $1.52 billion in 1992. Domestic sales of engines and boats increased 14% over the prior year, while international sales declined approximately 20% as major European and Asian markets continue to experience recessions. Price increases accounted for 2.5% of the 4% increase with the other 1.5% attributable to increased volume and mix changes. Unit sales of boats to dealers were slightly lower than dealers' retail sales in 1993 and, therefore, dealer inventories continue to remain at relatively low levels.

     The Recreation segment's 1993 net sales increased 17% to $635.6 million from $543.3 million in 1992. The Brunswick Division sales increased 29% as international demand for capital equipment continued to increase, as did domestic demand for consumer products, supplies and parts. Zebco Division sales increased 15% due to domestic volume increases and the full year effect of a 1992 fourth quarter acquisition. The Brunswick Recreation Centers (BRC) Division sales were flat in 1993 compared to 1992 as price increases, which were limited by competitive pressures, offset slight lineage declines.

Operating Earnings

     The consolidated operating earnings increased $20.0 million to $99.8 million in 1993 from the $79.8 million reported for 1992. Both the Marine and Recreation segments contributed to this increase.

     The Marine segment's operating earnings for 1993 rose 25% to $53.7 million from the $43.0 million in 1992. The previously discussed sales increase and the continuation of cost reduction programs begun four years ago, when the marine industry downturn began, contributed to the operating results improvement.

     The Recreation segment's operating earnings were $80.0 million for 1993 compared to $65.2 million in 1992. The Brunswick Division benefited from the previously discussed sales increases which were partly offset by start-up costs associated with manufacturing its new composite golf shaft and plant rearrangement expenses in the golf unit. The Zebco Division operating earnings increased in line with the Division's sales increase. The BRC Division's operating earnings for 1993 declined from 1992 levels largely due to start-up costs for its Circus World Pizza operations.

Interest and Other Items, Net

     Interest expense declined to $27.2 million in 1993 from $29.9 million in 1992. The decline resulted primarily from lower levels of ESOP and other debt and the net reduction in interest expense from the redemption of the 9.875% sinking fund debentures on August 9, 1993, and the sale of 7.375% debentures on August 25, 1993. Interest income and other items, net increased to $13.9 million in 1993 from $12.1 million in 1992, primarily due to increased equity in earnings of unconsolidated affiliates.

Income Taxes

     In 1993, the Company recorded a tax provision of $32.0 million compared with a tax provision of $22.3 million in 1992. The effective tax rate for 1993 of 37% compares to 36% for 1992. The increase in the effective tax rate results primarily from an increase in the effective foreign tax rate which was offset by a net benefit from a change in the Federal statutory income tax rate. In January 1994, the Company reached an agreement with the U.S. Internal Revenue Service regarding its examination of the Company for the years 1985 and 1986. See Note 15 for additional discussion.

Results of Operations - 1992 vs. 1991

Net Sales

     The Company's consolidated net sales for 1992 increased 12% to $2.06 billion from the $1.84 billion reported for 1991. Increases in both the Marine and Recreation segments accounted for this improvement.

     The Marine segment's 1992 net sales of $1.52 billion were 11% above the $1.37 billion reported in 1991. Increased domestic demand for engines and boats resulted in the first year-to-year improvement since the marine industry downturn began in 1988, but the recession that affected domestic markets has spread to major European and Asian markets. Unit sales improved more than the sales increase in dollars as the strongest improvements were in the areas of fishing boats and outboard motors, which are typically in the lower price range of the products in the segment. Sales of boats to dealers were approximately even with retail sales in 1992, so dealer inventories remained at relatively low levels. In anticipation of a stronger spring selling season in 1993, dealers increased their engine inventories, primarily outboards, over the levels of the prior year.

     The Recreation segment's 1992 net sales increased 15% to $543.3 million from $472.7 million in 1991. Each of the three Divisions in the segment reported increases. The Zebco Division experienced an increase of 29% as a result of increased volume to major retailers. The Brunswick Recreation Centers
(BRC) Division increase of 3% resulted primarily from higher demand by value conscious consumers. The Brunswick Division net sales increased 14% on continued increases in international demand for capital equipment.

Operating Earnings

     The consolidated operating earnings of $79.8 million in 1992 compares to an operating loss of $18.4 million in 1991. The 1991 operating results include a $38.0 million provision for litigation matters, of which $30.0 million is included in the Marine segment.

     The Marine segment's operating earnings for 1992 of $43.0 million compared to an operating loss of $30.5 million in 1991 which included the $30.0 million litigation provision. The previously discussed sales increases and the benefits of cost reduction programs, which included production consolidations and plant closings, begun three years ago when the marine industry downturn began, contributed to the operating results improvement.

     The Recreation segment's operating earnings were $65.2 million for 1992 compared to $52.5 million in 1991. This increase resulted from higher operating earnings at the Zebco and Brunswick Divisions because of their sales increases and lower warranty costs in the Brunswick Division. The BRC Division's operating earnings were flat with the prior year, despite the small sales increase, because of pricing pressures on open (non-league) bowling.

Interest and Other Items, Net

     Interest expense declined to $29.9 million in 1992 from $32.0 million in 1991. The Company utilized no commercial paper borrowings in 1992, resulting in a reduction of interest expense of $3.0 million. This reduction was partially offset by interest expense of $0.9 million on a foreign borrowing made in the fourth quarter of 1991. Interest income and other items, net increased to $12.1 million in 1992 from $9.9 million in 1991 primarily due to increased equity in earnings of unconsolidated affiliates.

Income Taxes

     In 1992, the Company recorded a tax provision of $22.3 million compared with a tax benefit of $5.5 million in 1991. The effective tax rate in 1992 of 36% compares to a benefit rate of 13.6% in 1991. The 1991 benefit rate of 13.6% is below the statutory rate primarily due to the inability to utilize $9.3 million of foreign tax credits in the calculation of the consolidated tax provision.

                               Brunswick Corporation
                     Consolidated Statements of Results Of Operations
                           For the Years Ended December 31,
                         (in millions, except per share data)

                                                           1993      1992      1991

Net sales                                               $ 2,206.8 $ 2,059.4 $ 1,841.0

Cost of sales                                             1,636.6   1,554.1   1,410.9
Selling, general and administrative                         470.4     425.5     448.5

  Operating earnings(loss)                                   99.8      79.8     (18.4)

Interest expense                                            (27.2)    (29.9)    (32.0)
Interest income and other items, net                         13.9      12.1       9.9

Earnings(loss) before income taxes                           86.5      62.0     (40.5)

Income tax provision(benefit)                                32.0      22.3      (5.5)

Earnings(loss) from continuing operations before
  extraordinary item and cumulative effect
  of accounting changes                                      54.5      39.7     (35.0)

Earnings(loss) from discontinued operations                     -      (1.7)     11.3

Extraordinary loss from retirement of debt                   (4.6)        -         -

Estimated loss on divestiture of Technical segment          (12.2)    (26.0)        -

Cumulative effect on prior years of changes
  in accounting principles                                  (14.6)    (38.3)        -

    Net earnings(loss)                                  $    23.1 $   (26.3)$   (23.7)

Earnings (loss) per common share
  Continuing operations                                 $    0.57 $    0.43 $   (0.40)
  Discontinued operations                                       -     (0.02)     0.13
  Extraordinary item                                        (0.05)        -         -
  Estimated loss on divestiture of Technical segment        (0.13)    (0.28)        -
  Cumulative effect of changes in accounting principles     (0.15)    (0.41)        -

    Net earnings(loss) per common share                 $    0.24 $   (0.28)$   (0.27)

The notes are an integral part of these consolidated statements.

                           Brunswick Corporation
                        Consolidated Balance Sheets
                             As of December 31,
                    (in millions, except per share data)

                         Assets                                    1993           1992
Current assets
  Cash and cash equivalents, at cost, which
    approximates market                                       $      248.8  $       195.5
  Accounts and notes receivable, less allowances
    of $16.9 and $15.6                                               168.9          160.1
  Inventories                                                        321.4          305.9
  Prepaid income taxes                                               186.5          180.5
  Prepaid expenses                                                    24.1           21.1
  Income tax refunds receivable                                          -            1.8

       Current assets                                                949.7          864.9

Property
  Land                                                                60.9           63.7
  Buildings                                                          357.5          349.7
  Equipment                                                          720.9          693.0

                                                                   1,139.3        1,106.4
  Accumulated depreciation                                          (595.0)        (571.4)

      Property                                                       544.3          535.0

Other assets
  Dealer networks                                                    171.6          203.5
  Trademarks and other                                               106.7           88.8
  Excess of cost over net assets of businesses acquired              117.7          120.4
  Investments                                                         67.6           59.8

      Other assets                                                   463.6          472.5

  Assets of continuing operations                                  1,957.6        1,872.4
  Net assets of discontinued operations                               26.1           35.6

         Total assets                                         $    1,983.7  $     1,908.0

        Liabilities And Shareholders' Equity

Current liabilities
  Short-term debt, including current maturities
   of long-term debt                                          $       11.9  $        16.0
  Accounts payable                                                   122.8          106.8
  Accrued expenses                                                   404.5          380.1
  Income taxes payable                                                62.7              -

      Current liabilities                                            601.9          502.9

Long-term debt
  Notes, mortgages and debentures                                    324.5          304.5

Deferred items
  Income taxes                                                       103.9          175.4
  Postretirement and postemployment benefits                         126.9           85.3
  Compensation and other                                              22.1           17.4

      Deferred items                                                 252.9          278.1

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 100,687,992 shares                        75.5           75.5
  Additional paid-in capital                                         261.4          261.7
  Retained earnings                                                  648.5          667.3
  Treasury stock, at cost: 5,430,523 shares and
    5,555,954 shares                                                (102.7)        (105.7)
  Minimum pension liability adjustment                                (6.7)             -
  Unearned portion of restricted stock for future services            (2.3)          (3.4)
  Cumulative translation adjustments                                   7.9            8.9
  Unamortized ESOP expense                                           (77.2)         (81.8)

      Common shareholders' equity                                    804.4          822.5

         Total liabilities and shareholders' equity           $    1,983.7  $     1,908.0

The notes are an integral part of these consolidated statements.                             Brunswick Corporation


                     Consolidated Statements Of Cash Flows
                       For the Years ended December 31,
                               (in millions)

                                                                    1993       1992       1991

Cash flows from operating activities
  Net earnings(loss)                                             $   23.1  $   (26.3) $   (23.7)
  Adjustments to reconcile net earnings(loss) to net
    cash provided by operating activities:
      Depreciation and amortization by continuing operations        117.8      115.9      125.0
      Changes in noncash current assets and current
        liabilities of continuing operations:
        (Increase) decrease in accounts and notes receivable         (7.8)       7.9      (14.8)
        (Increase) decrease in inventories                          (10.9)       6.1       13.5
        (Increase) decrease in prepaid income taxes                  (6.0)      (2.0)       1.4
        (Increase) decrease in prepaid expenses                      (3.1)       3.5       (2.8)
        Increase in accounts payable                                 16.4        5.0        1.4
        Increase (decrease) in accrued expenses                      31.8      (23.4)      32.7
        Increase (decrease) in taxes payable                         64.5       (0.2)      (7.0)
      Increase (decrease) in deferred items                         (50.2)      24.5        2.8
      Pension cost in excess of (less than) funding                 (17.8)      (3.8)       2.1
      Other, net                                                      5.1       (5.0)      (2.3)
      Cumulative effect of changes in accounting principles          14.6       38.3          -
      Estimated loss on disposition of Technical segment             12.2       26.0          -
     (Increase)decrease in net assets of discontinued operations     (0.8)       2.5        2.5

        Net cash provided by operating activities                   188.9      169.0      130.8

Cash flows from investing activities
  Payments for businesses acquired, net of cash acquired and
  including other cash payments associated with the acquisitions     (2.1)     (19.8)      (1.8)
  Capital expenditures                                              (95.8)     (88.6)     (74.7)
  Proceeds from sales of property                                     7.1        3.0        1.6
  Investments in unconsolidated affiliates                           (2.8)      (6.7)      (1.8)
  Other, net                                                         (1.6)     (21.2)      (6.1)
  Net investing activities of discontinued operations                (1.9)      (3.6)      (6.4)

        Net cash used for investing activities                      (97.1)    (136.9)     (89.2)

Cash flows from financing activities
  Proceeds from issuance of long-term debt                          122.9          -       20.0
  Proceeds from public offering of common stock                         -      104.5          -
  Payments of long-term debt, including current maturities         (117.3)      (5.5)      (5.5)
  Cash dividends paid                                               (41.9)     (41.1)     (38.9)
  Other, net                                                         (2.2)       3.4        0.3

        Net cash provided by (used for) financing activities        (38.5)      61.3      (24.1)

Net increase in cash and cash equivalents                            53.3       93.4       17.5
Cash and cash equivalents at beginning of year                      195.5      102.1       84.6

Cash and cash equivalents at end of year                         $  248.8  $   195.5 $    102.1

Supplemental cash flow disclosures:
  Interest paid                                                  $   25.5  $    31.1 $     31.7
  Income taxes paid, net of refunds                                  23.9       26.5        0.3

Supplemental schedule of noncash investing and financing activities:
  Fair market value of treasury stock issued for
    compensation plans and other                                 $    2.1  $     0.8  $     3.5

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
December 31, 1993, 1992 and 1991

1. Significant Accounting Policies

Restatement. The Company's consolidated financial statements have been restated to segregate the results of operations and net assets of the Company's discontinued Technical segment.

     In addition, certain previously reported amounts have been reclassified to conform with year-end 1993 presentations.

Principles of consolidation. The Company's consolidated financial statements include the accounts of its significant domestic and foreign subsidiaries, after eliminating transactions between Brunswick Corporation and such subsidiaries. Investments in certain affiliates, including some majority-owned subsidiaries which are immaterial, are reported using the equity method.
Cash and cash equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the time of purchase to be cash equivalents.

Inventories. Approximately fifty percent of the Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market (replacement cost or net realizable value). All other inventories are valued at last-in, first-out (LIFO) cost, which is not in excess of market. Inventory cost includes material, labor and manufacturing overhead.
Property. Property, including major improvements, is recorded at cost. The costs of maintenance and repairs are charged against results of operations as incurred.

     Depreciation is charged against results of operations over the estimated service lives of the related assets. Improvements to leased property are amortized over the life of the lease or the life of the improvement, whichever is shorter. For financial reporting purposes, the Company principally uses the straight-line method of depreciation. For tax purposes, the Company generally uses accelerated methods where permitted.

     Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in results of operations.

Intangibles. The costs of dealer networks, trademarks and other intangible assets are amortized over their expected useful lives using the straight-line method. Accumulated amortization was $253.2 million and $278.3 million at December 31, 1993 and 1992, respectively. The decline resulted primarily from fully amortized intangible assets of $60.6 million being written off. The excess of cost over net assets of businesses acquired is being amortized using the straight-line method, principally over 40 years. Accumulated amortization was $25.2 million and $21.7 million at December 31, 1993 and 1992, respectively. Subsequent to acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows or, in the case of goodwill, undiscounted operating earnings, over the remaining life of the asset in measuring whether the asset is recoverable.

Income taxes. Statement of Financial Accounting Standards No. 109 (SFAS No.
109), "Accounting for Income Taxes", was issued by the Financial Accounting Standards Board (FASB) in February 1992, effective for fiscal years beginning after December 15, 1992, with earlier adoption encouraged. The Company elected to adopt SFAS No. 109 as of January 1, 1992. The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method (under APB No. 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax bases of assets and liabilities.

Retirement plans. The Company accrues the cost of pension and retirement plans which cover substantially all employees. Pension costs, which are primarily computed using the projected unit credit method, are generally funded based on the minimum required contribution under the Employee Retirement Income Security Act of 1974 for the Company's domestic pension plans and in accordance with local laws and income tax regulations for foreign plans. During 1993, the Company contributed $19.0 million in excess of the required minimum funding for its domestic pension plans.

2. Earnings (loss) Per Common Share

Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 95.3 million, 92.7 million and 88.4 million for 1993, 1992 and 1991, respectively.

3. Inventories

At December 31, 1993 and 1992, $133.7 million and $111.1 million, respectively, of inventories were valued using the LIFO method. If the FIFO method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories at December 31 would have been $73.9 million and $71.2 million higher than reported for 1993 and 1992, respectively. The FIFO cost of inventories at these dates approximated replacement cost or net realizable value.

    Inventories at December 31 consisted of the following:

                                              (in millions)
                                            1993         1992

Finished goods                            $ 188.1      $ 189.7
Work-in-process                              79.1         66.2
Raw materials                                54.2         50.0

Inventories                               $ 321.4      $ 305.9

4. Investments

   On April 14, 1992, the Company acquired a significant minority interest in Tracker Marine, L.P., a limited partnership, which manufactures and markets boats, trailers and accessories. The Company also entered into various other agreements, including contracts to supply outboard motors, trolling motors and various other Brunswick products for Tracker boats. The Company's total payments relating to these transactions were $25 million.

5. Discontinued Operations

   In February 1993, the Company's Board of Directors approved plans to divest the Technical Group, the only remaining business in the Company's Technical segment. A $26.0 million estimated loss ($42.0 million pretax) on the divestiture of the Technical Group and for certain other expenses of the previously divested Technical businesses was recorded in 1992. In 1993, the Company recorded an additional $12.2 million estimated loss ($20.0 million pretax) on the divestiture of the Technical Group which reflects the offers for that operation which the Company is reviewing.

   The net sales and earnings from discontinued operations for each of the three years in the period ended December 31, 1993, were as follows:

                                               (in millions)
                                           1993    1992     1991

Net sales                                $ 147.4 $ 168.3  $ 247.3
Earnings from discontinued
  operations before income taxes               -    (2.9)    18.3
Provision (benefit) for income taxes           -    (1.2)     7.0

Earnings (loss) from
  discontinued operations                $     - $  (1.7) $  11.3


Operating losses of discontinued operations for 1993 have been charged against the reserve established in 1992.

6. Acquisitions

     In 1993, the Company purchased the assets of three companies. The consideration for these acquisitions totaled $2.1 million in cash.

     In October 1992, the Company purchased certain assets of three companies in the United States and Europe, which comprised the Fishing Division of Browning, a line of fishing rods and reels. The consideration for these assets consisted of cash of $17.9 million and assumed liabilities of $2.1 million. The Company also purchased certain assets of another company for $1.9 million in cash in 1992.

     In 1991, the Company purchased the assets of four companies. The consideration for these acquisitions totaled $1.8 million in cash.

     The effect of the aforementioned acquisitions, which were accounted for as purchases, was not significant to the Company's consolidated results of operations in the year of acquisition.

7. Commitments and Contingent Liabilities

It is customary within the marine industry for manufacturers to enter into product repurchase agreements with financial institutions that provide financing to marine dealers. The Company has entered into agreements which provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Most of these agreements contain provisions which limit the Company's annual repurchase obligation. The Company accrues for the cost and losses that are anticipated in connection with expected repurchases. Such losses are mitigated by the Company's resale of repurchased products. Repurchases and losses incurred under these agreements have not and are not expected to have a significant impact on the Company's results of operations. The maximum potential repurchase commitments at December 31, 1993 and 1992, were approximately $124.0 million and $136.0 million, respectively.

     The Company also has various agreements with financial institutions that provide limited recourse on marine and bowling capital equipment sales. The maximum potential recourse liabilities outstanding under these programs were approximately $45.0 million and $40.0 million at December 31, 1993 and 1992, respectively. Recourse losses have not and are not expected to have a significant impact on the Company's results of operations.

     The Company had outstanding standby letters of credit and financial guarantees of approximately $19.0 million and $34.0 million at December 31, 1993 and 1992, respectively, representing conditional commitments whereby the Company guarantees performance to a third party. The majority of these commitments are standby letters of credit which guarantee premium payment under certain of the Company's insurance programs.

     The Company enters into interest rate swap agreements in connection with the management of its assets and liabilities and interest rate exposure. The differential to be paid or received is recognized over the lives of the agreements. These agreements are entered into to reduce the impact of changes in interest rates on the Company's investments and borrowings. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company regularly monitors its positions and the credit ratings of these counterparties and considers the risk of default to be remote. At December 31, 1993 and 1992, the Company had an outstanding floating-to-floating interest rate swap agreement with a notional principal amount of $260.0 million that terminates in September 2003. The interest rate on this agreement is set on a semi-annual basis in arrears, the first such setting took place in March 1992. The Company also has entered into fixed-to-floating interest rate swap agreements through October 1996 on $200.0 million of its fixed-rate debt. The floating interest rates are set on a semi-annual basis. The first such setting took place in October 1993. The cost exposure of the interest rate swaps, which represents the net cost to terminate these agreements, is not material to the Company.

     The Company also enters into forward exchange contracts to hedge the U.S. dollar exposure of its foreign operations. Realized and unrealized gains and losses on contracts are recognized and included in net income.

     At December 31, 1993, the Company had contracted to exchange 1,057.2 million Belgian francs for $29.2 million during 1994. Had this contract been entered into on December 31, 1993, the Company would have to exchange 1,057.2 million Belgian francs for $29.8 million. A loss of $0.6 million has been included in net income. At December 31, 1992, the Company had contracted to exchange 46.8 million Deutsche marks for $29.2 million during 1993. Had this contract been entered into on December 31, 1992, the Company would have to exchange 46.8 million Deutsche marks for $28.4 million.

8. Segment Information

                                  Industry segments                                 Geographic segments
                                                                    Total    United
(in millions)                Marine Recreation Eliminations      Segments    States  Foreign Eliminations Corporate   Consolidated
1993
Net sales
Customers                $  1,571.2      635.6          -   $     2,206.8   1,802.7    404.1        -         -     $     2,206.8
Intersegment                       -       3.7        (3.7)         -         197.4     35.4       (232.8)    -               -

                         $  1,571.2      639.3        (3.7) $     2,206.8   2,000.1    439.5       (232.8)    -     $     2,206.8

Operating earnings       $     53.7       80.0          -   $       133.7      95.5     38.2        -        (33.9) $        99.8
Assets of continuing
  operations             $  1,031.0      375.4          -   $     1,406.4   1,258.7    147.7        -        551.2  $     1,957.6
Capital expenditures           51.1       34.0          -            85.1                                     10.7           95.8
Depreciation                   56.7       19.5          -            76.2                                      1.9           78.1
1992
Net sales
Customers                $  1,516.1      543.3          -   $     2,059.4   1,664.3    395.1        -         -     $     2,059.4
Intersegment                       -       3.0        (3.0)         -         183.3     33.5       (216.8)    -               -

                         $  1,516.1      546.3        (3.0) $     2,059.4   1,847.6    428.6       (216.8)    -     $     2,059.4

Operating earnings       $     43.0       65.2          -   $       108.2      75.0     33.2        -        (28.4) $        79.8
Assets of continuing
  operations             $  1,039.1      359.4          -   $     1,398.5   1,259.6    138.9        -        473.9  $     1,872.4
Capital expenditures           47.2       29.5          -            76.7                                     11.9           88.6
Depreciation                   59.4       17.0          -            76.4                                      1.4           77.8
1991
Net sales
Customers                $  1,368.3      472.7          -   $     1,841.0   1,495.2    345.8        -         -     $     1,841.0
Intersegment                       -       3.4        (3.4)         -         159.2     39.8       (199.0)    -               -

                         $  1,368.3      476.1        (3.4) $     1,841.0   1,654.4    385.6       (199.0)    -     $     1,841.0

Operating earnings(loss) $    (30.5)      52.5          -   $        22.0     (20.8)    42.8        -        (40.4) $       (18.4)
Assets of continuing
  operations             $  1,083.4      318.5          -   $     1,401.9   1,267.2    134.7        -        359.0  $     1,760.9
Capital expenditures           43.7       26.2          -            69.9                                      4.8           74.7
Depreciation                   67.1       15.9          -            83.0                                      1.0           84.0

Net sales to customers include immaterial amounts sold to unconsolidated affiliates. Sales between domestic and foreign operations generally are priced with reference to prevailing market prices.

     Operating earnings of segments do not include the expenses of corporate administration, other expenses and income of a nonoperating nature, and provisions for income taxes.

     The 1991 operating loss of the Marine segment includes litigation charges of $30.0 million. The 1991 Corporate expenses include litigation charges of $8.0 million.

     Corporate assets consist primarily of cash and marketable securities, prepaid income taxes and investments in unconsolidated affiliates.

     The Company's export sales to unaffiliated customers for the three years ended December 31, 1993, 1992 and 1991 were $181.4 million, $218.2 million and $256.2 million, respectively.

9. Accrued Expenses

Accrued expenses at December 31 were as follows:

                                                  (in millions)
                                                 1993       1992

Payroll and other compensation                 $   49.9   $   42.4
Product warranties                                 69.6       65.5
Dealer allowances and discounts                    52.4       53.1
Litigation and claims                              67.0       55.9
Health and liability insurance                     54.3       52.9
Restructuring charges and disposition costs        36.4       32.0
Taxes, other than income taxes                     14.2       15.0
Other                                              60.7       63.3

Accrued expenses                               $  404.5   $  380.1

10. Debt

Short-term debt at December 31 consisted of the following:

                                                  (in millions)
                                                 1993       1992

Notes payable                                  $    6.6   $    4.4
Current maturities of long-term debt                5.3       11.6

Short-term debt                                $   11.9   $   16.0


Long-term debt at December 31 consisted of the following:

                                            (in millions)
                                           1993       1992
Mortgage notes and other, 3% to 10%,
     payable through 1999                $   27.9   $   34.6
Sinking fund debentures, 9.875%,
     due 2016, net of discount of $0.9          -       99.1
Notes, 8.125%, due 1997,
     net of discounts of $0.2                99.8       99.8
Debentures, 7.375%, due 2023
     net of discount of $0.9                124.1          -
Guaranteed ESOP debt, 8.13%,
     payable through 2004                    78.0       82.6

                                            329.8      316.1
Current maturities                           (5.3)     (11.6)

Long-term debt                           $  324.5   $  304.5

Scheduled maturities
     1995            $   25.8
     1996                 6.1
     1997               106.3
     1998                10.8
     Thereafter         175.5

                     $  324.5

On November 8, 1993, the Company and seventeen banks entered into a short-term credit agreement for $100 million and a long-term credit agreement for $300 million with termination dates of November 7, 1994, and December 31, 1996, respectively. With mutual agreement between the Company and the banks, the Company may extend both agreements. The short-term credit agreement may be extended each 364 day anniversary, but not beyond December 31, 1996. The long-term credit agreement contains two one-year extension options with the extension requests permitted on the first and second anniversaries.

     Under terms of the new agreements, the Company has multiple borrowing options, including borrowing at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. Currently, the Company must pay a facility fee of 0.1875% per annum on the short-term agreement and 0.25% per annum on the long-term agreement.

     Under the agreements, the Company is subject to interest coverage, net worth and leverage tests, as well as a restriction on secured debt, as defined.

On the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve-month basis. This ratio, on a cumulative twelve-month basis, was 3.7 to 1.0 at December 31, 1993. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00, and at December 31, 1993, this ratio was 0.30 to 1.00. The Company also is required to maintain shareholders' equity of at least $711.6 million at December 31, 1993. The required level of shareholders' equity at December 31 of each subsequent year is increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of December 31, 1993. There were no borrowings under the credit agreements at December 31, 1993.

     On August 9, 1993, the $100 million 9.875% sinking fund debentures were redeemed by the Company at 105.704% of the principal amount of the debentures plus accrued interest to the redemption date. Proceeds of the Company's common stock offering in May 1992 of $104.5 million, and cash from operations were used to redeem the debentures. The Company recorded an after-tax extraordinary loss of $4.6 million ($7.4 million pretax) relating to this transaction during the third quarter of 1993. On August 25, 1993, the Company sold $125 million of 7.375% debentures maturing on September 1, 2023. The proceeds will be used for general corporate purposes.

     On February 27, 1990, the Brunswick Employee Stock Ownership Plan (ESOP) sold $96.7 million principal amount of notes bearing interest at the rate of 8.2% per annum, which were guaranteed by the Company and are payable in semi-annual installments of interest and principal ending in 2004. The interest rate on these notes was reduced to 8.13% per annum, effective as of January 1, 1993, as a result of the change in tax law passed by the U.S. Congress in August 1993. Company contributions to the ESOP along with dividends paid on shares purchased with ESOP debt proceeds are used to service the ESOP debt. Under the terms of the ESOP debt agreement, future changes in tax law could cause the interest rate on the debt to vary within the range of 6.8% to 10.3%.

     The carrying amounts for the short-term debt and current maturities of long-term debt approximate their fair value because of the short maturity of these instruments. The fair value of the long-term debt is $318.2 million and $316.3 million, respectively, versus carrying amounts of $324.5 million and $304.5 million, respectively, at December 31, 1993 and 1992. The fair value is based on quoted market prices where available or discounted cash flows using market rates available for similar debt of the same remaining maturities.

11. Consolidated Common Shareholders' Equity
      (in millions, except per share data)

                                                                                 Minimum
                                              Addt'l                             pension   Unearned  Cumulative  Unamort.
                               Common stock  paid-in Retained   Treasury stock liability restricted translation      ESOP
                             Shares  Amount  capital earnings  Shares  Amount       adj.      stock adjustments   Expense   Total
Balance, December 31, 1990     94.2   $70.6   $165.4   $787.6    (5.9)($114.3)         -      ($7.5)      $12.2    ($90.0) $824.0
1991
Net loss                          -       -        -    (23.7)      -       -          -          -           -         -   (23.7)
Dividends declared ($.33 per
  common share)                   -       -        -    (29.2)      -       -          -          -           -         -   (29.2)
Compensation plans and other      -       -     (2.3)       -     0.3     6.6          -        1.2           -         -     5.5
Deferred Compensation-ESOP        -       -        -        -       -       -          -          -           -       3.9     3.9
Currency translation              -       -        -        -       -       -          -          -        (1.8)        -    (1.8)

Balance, December 31, 1991     94.2   $70.6   $163.1   $734.7    (5.6)($107.7)         -      ($6.3)      $10.4    ($86.1) $778.7
1992
Net loss                          -       -        -    (26.3)      -       -          -          -           -         -   (26.3)
Dividends declared ($.44 per
  common share)                   -       -        -    (41.1)      -       -          -          -           -         -   (41.1)
Compensation plans and other      -       -     (1.0)       -       -     2.0          -        2.9           -         -     3.9
Deferred Compensation-ESOP        -       -        -        -       -       -          -          -           -       4.3     4.3
Issuance of common stock        6.5     4.9     99.6        -       -       -          -          -           -         -   104.5
Currency translation              -       -        -        -       -       -          -          -        (1.5)        -    (1.5)

Balance, December 31, 1992    100.7   $75.5   $261.7   $667.3    (5.6)($105.7)         -      ($3.4)       $8.9    ($81.8) $822.5
1993
Net Earnings                      -       -        -     23.1       -       -          -          -           -         -    23.1
Dividends declared ($.44 per
  common share)                   -       -        -    (41.9)      -       -          -          -           -         -   (41.9)
Compensation plans and other      -       -     (0.3)       -     0.2     3.0       (6.7)       1.1           -         -    (2.9)
Deferred Compensation-ESOP        -       -        -        -       -       -          -          -           -       4.6     4.6
Currency translation              -       -        -        -       -       -          -          -        (1.0)        -    (1.0)

Balance, December 31, 1993    100.7   $75.5   $261.4   $648.5    (5.4)($102.7)     ($6.7)     ($2.3)       $7.9    ($77.2) $804.4

At December 31, 1993, 1192, 1991, the Company had no preferred stock outstanding(Authorized: 12.5 million shares,
$.75 par value at December 31, 1993)

The Company's Board of Directors approved a new schedule for the declaration and payment of dividends which resulted in only three dividends being declared in 1991.  However, four dividends were paid during 1992 and 1993. Quarterly dividend declarations are now considered at the February, April, July and October meetings of the Board of Directors.  Payments of declared amounts would be made on the fifteenth of March, June, September and December.

12. Litigation

     The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In 1993, 1992 and 1991, the Company recorded pretax provisions of $18.2 million, $4.8 million and $38.0 million ($11.2 million, $3.1 million and $23.6 million after-tax), respectively, for litigation matters. In light of existing reserves, the Company's litigation and environmental claims, including those discussed below, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position and results of operations.

     The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, which involve both on and off site waste disposal, in many instances seek compensation from the Company as a waste generator under Superfund legislation which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site.

     In June 1992, Genmar Industries brought an action against the Company and certain of its subsidiaries in the United States District Court for the District of Minnesota, alleging that the Company (i) has monopolized or attempted to monopolize the sale of recreational marine engines and boats, (ii) has unlawfully coerced engine purchasers to buy the Company's boats, (iii) has breached its contract with Genmar, (iv) has not dealt in good faith with Genmar, and (v) has interfered with Genmar's existing and prospective business relationships. Genmar has asked that the Company be required to divest its boat manufacturing business, be enjoined from continuing its partnership with Tracker Marine, and pay damages, including treble damages under the antitrust laws. The Company believes, based upon its assessment of the complaint and in consultation with counsel, that this litigation is without merit and intends to defend itself vigorously. Parties to this suit have exchanged written discovery and have begun depositions.

     The Federal Trade Commission is conducting an investigation of whether the formation or operations of Tracker Marine, L.P. and the Company's contracts with Tracker Marine, L.P. violate antitrust laws. The Company has received and responded to a subpoena seeking information relating to the Company's outboard motor sales. The Company understands that other marine companies have received similar subpoenas from the Federal Trade Commission.

     In August 1988, certain plaintiffs brought an action against the Company in the United States District Court in Los Angeles, California alleging violations of the federal antitrust laws arising out of their planned construction of a bowling center and asserting three claims under state law principles. On May 3, 1991, a jury returned a verdict against the Company in the amount of $5.1 million in actual damages and in the amount of one dollar in punitive damages. Pursuant to federal antitrust laws, plaintiffs' antitrust damages were trebled to $15.3 million. The plaintiff was also entitled to legal fees and costs totalling $1.4 million plus interest at the rate of 6.04% per annum on both the damage award and the attorney fees and costs. On October 13, 1993, the United States Court of Appeals reversed the District Court's judgment and directed that judgment be entered in favor of the Company.

13. Stock Plans and Management Compensation

     On April 24, 1991, shareholders of the Company approved the 1991 Stock Plan (Plan) to succeed the 1984 Restricted Stock Plan and the 1971 Stock Plan. Under this Plan, the Company may grant non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock and other various types of awards to executives and other management employees of the Company. The Plan provides for the issuance of a maximum of 5,000,000 shares of common stock of the Company which may be authorized but unissued shares or treasury shares. No grants or awards were made under this Plan during 1991.

     During 1993 and 1992, non-qualified stock options were awarded to 413 and 420, respectively, executives and management employees of the Company. Under the terms of the Plan, the option price per share may not be less than 100% of the fair market value on the date of grant. The stock options are exercisable over a period of time determined by the Compensation Committee of the Board of Directors. In the event of a change in control as defined below, the option holder may exercise all unexercised options until the earlier of the stated expiration date or two years following termination of employment. At December 31, 1993, 263,110 shares were exercisable under outstanding options at a weighted average option price of $14.0077 per share.

     In addition to stock options, restricted shares were also awarded during 1993 and 1992 to seventeen and sixteen senior executives of the Company, respectively. Restrictions will lapse on a portion of these shares four years from the date of grant and after five years on the remaining shares. As the restrictions lapse, the shares awarded are transferred to the employees. According to the terms of this grant, a participant may elect within 90 days of a change in control to terminate the restricted period for all shares awarded to him. Charges against earnings from continuing operations for the compensation element of the Plan were $0.3 million and $0.2 million for 1993 and 1992, respectively.

     Stock option and restricted stock activities including discontinued operations are as follows:

                            Stock       Average   Restricted    Available
                           Options      Option      Stock          for
                         Outstanding    Price     Outstanding     Grant

At January 1, 1992               -             -        -       5,000,000
         Granted           820,000      $ 13.875   71,050        (891,050)
         Exercised               0      $ N/A           0
         Canceled          (22,300)     $ 13.875        0          22,300

At December 31, 1992       797,700                 71,050       4,131,250
         Granted           825,475      $ 16.600   87,575        (913,050)
         Exercised          (8,870)     $ 13.875        0
         Canceled          (29,540)     $ 15.332        0          29,540

At December 31, 1993     1,584,765                158,625       3,247,740


Selected management employees, including employees of its discontinued operations, have received shares of the Company's common stock under the 1984 Restricted Stock Plan (1984 Plan). Under the 1984 Plan, 1,367,232 shares, net of canceled shares, have been awarded. No award has been made since 1991 and no further awards will be made under the 1984 Plan. After a restricted period of one to three years, the shares awarded are transferred to the employees. At that time, the employees may also receive a cash award if certain performance standards, as established by the Compensation Committee of the Board of Directors, have been met.

     The 1984 Plan provides that, within 90 days after a change in control of the Company, a participant may elect to terminate the restricted period on shares of common stock awarded under the 1984 Plan. A "change in control of the Company" occurs when 1) any person is or becomes a beneficial owner directly or indirectly of 30% or more of the combined voting power of the Company, 2) individuals nominated by the Board of Directors for election as directors do not constitute a majority of the Board of Directors after such election, or 3) a tender offer is made for the Company's stock, involving a control block, which is not negotiated and approved by the Board of Directors.

     The 1984 Plan also provides that the Compensation Committee may at any time reduce the restricted period for restricted stock of any participant or group of participants to a minimum of one year. Charges against earnings
(loss) from continuing operations for the compensation element of the 1984 Plan were $0.7 million, $1.4 million, and $1.9 million for 1993, 1992 and 1991, respectively.

     Under the 1971 Stock Plan (1971 Plan), certain other management employees were granted shares of the Company's common stock at no cost during 1988 through 1991. There have been no grants since 1991 and there will be no further grants under the 1971 Plan. The shares awarded or purchased under the 1971 Plan are subject to restrictions which lapse ratably over a period of one to five years. The shares will be released at the time of a change in control of the Company or on a date selected by the Compensation Committee. Charges against earnings (loss) from continuing operations for the compensation element of the 1971 Plan were $0.4 million in 1993, $0.6 million in 1992 and $1.0 million in 1991.

     The Company has employment agreements with certain executive officers that become operative only upon a change in control of the Company, as defined above. In 1989, the Company established a severance plan for all other salaried employees of the Company which also only becomes operative upon a change in control of the Company. Compensation which might be payable under these agreements and the severance plan has not been accrued in the consolidated financial statements as a change in control has not occurred.

     Under the Brunswick Employee Stock Ownership Plan (ESOP), the Company may make annual contributions to a trust for the benefit of eligible domestic employees in the form of either cash or common shares of the Company. In April 1989, the Company's Board of Directors approved an amendment to the ESOP that permits the ESOP to borrow funds to acquire the Company's common shares. Subsequent to that amendment, the ESOP obtained a bridge loan of $100 million and purchased from the Company 5,095,542 shares (ESOP Shares) of the Company's common stock at a price of $19.625 per share. The bridge loan was repaid with notes sold on February 27, 1990. The debt of the ESOP is guaranteed by the Company and is recorded in the Company's consolidated financial statements.

     The ESOP Shares are maintained in a Suspense Account until released and allocated to participants' accounts. The release of shares from the Suspense Account is determined by multiplying the number of shares in the Suspense Account by the ratio of debt service payments (principal plus interest) made by the ESOP during the year to the sum of the debt service payments made by the

ESOP in the current year plus the debt service payments to be made by the ESOP in future years. Allocation of released shares to participants' accounts is done at the discretion of the Compensation Committee of the Board of Directors. The shares released from the Suspense Account were 327,900 in 1993 and 1992 and 327,899 in 1991 leaving 3,442,948 shares in the Suspense Account at December 31, 1993.

     The expense recorded by the Company since 1989 is based on cash contributed or committed to be contributed by the Company to the ESOP during the year. Unamortized ESOP expense is reduced as the Company recognizes compensation expense (excluding the impact of dividends on ESOP Shares).

     In 1993, 1992 and 1991, the ESOP made debt service payments totaling $11.2 million which were funded by Company contributions of $9.0 million and dividends received on ESOP shares of $2.2 million in each of the three years. The Company, including discontinued operations, recognized expense of $9.0 million in 1993, 1992 and 1991 ($5.5 million, $5.9 million and $5.6 million after-tax) of which $6.6 million, $7.0 million and $7.3 million, respectively, were recorded as interest expense and $2.4 million, $2.0 million and $1.7 million, respectively, were recorded as compensation expense.

14. Retirement and Employee Benefit Costs

     The Company has pension and retirement plans covering substantially all of its employees, including certain employees in foreign countries.

     Pension cost of continuing operations for all plans was $7.3 million, $3.6 million and $6.2 million in 1993, 1992 and 1991, respectively. Plan benefits are based on years of service, and for some plans, the average compensation prior to retirement. Plan assets generally consist of debt and equity securities, real estate and investments in insurance contracts.

     Pension costs for 1993, 1992 and 1991, determined in accordance with the Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions" (SFAS No. 87), included the following components:

                                                 (in millions)
                                           1993       1992         1991
Service cost-benefits earned
     during the period                    $  9.4     $  9.4       $  9.1
Interest cost on projected benefit
     obligation                             29.4       26.3         24.5
Actual return on assets                    (25.7)     (14.5)       (69.1)
Net amortization and deferral               (5.8)     (17.6)        41.7

Net pension cost                          $  7.3     $  3.6       $  6.2


     The funded status of the plans accounted for in accordance with SFAS No. 87 and the amounts recognized in the Company's balance sheets at December 31 were as follows:

                                   1993                        1992
                         Plans whose   Plans whose   Plans whose   Plans whose
                        assets exceed  accumulated  assets exceed  accumulated
                         accumulated     benefits    accumulated     benefits
(in millions)             benefits    exceed assets    benefits   exceed assets
Actuarial present value of:
Vested benefits
     obligation           $ (69.7)       $(288.8)      $(206.0)      $(100.0)
Nonvested benefits
     obligation             (10.7)         (14.5)         (1.6)         (5.7)

Accumulated benefit
     obligation             (80.4)        (303.3)       (207.6)       (105.7)
Effects of anticipated
     future compensation
     levels and other
     events                  (1.1)         (25.6)        (25.9)         (1.9)

Projected benefit
     obligation             (81.5)        (328.9)       (233.5)       (107.6)
Plan assets at fair
     value                   83.6          262.0         240.1          75.3

Plan assets in excess of
     (less than) projected
     benefit obligation       2.1          (66.9)          6.6         (32.3)
Unrecognized net
     transition asset        (4.2)         (12.0)        (20.3)         (1.4)
Unrecognized prior
     service cost             9.7            3.0           1.0          12.8
Net unrecognized loss from
     past experience different
     from assumed and effects of
     changes in assumptions  16.5           50.2           8.8           3.8
Adjustment to recognize
     minimum liability          -          (15.0)            -         (14.4)

Pension asset (liability)
     recognized in financial
     statements           $  24.1        $ (40.7)      $  (3.9)      $ (31.5)

     The projected benefit obligations were determined primarily using assumed weighted average discount rates of 7.5% in 1993 and 8.5% in 1992, and an assumed compensation increase of 5.5% in 1993 and 1992. The assumed weighted average long-term rate of return on plan assets was primarily 9% in 1993 and 1992.

     The unrecognized asset or liability at the initial adoption of SFAS No. 87 is being amortized on a straight-line basis over 10 years for the Company's domestic plans and over the average remaining service period of plan participants for the Company's foreign plans. The unrecognized prior service cost is being amortized on a straight-line basis over the average remaining service period of plan participants.

     Two of the Company's salaried pension plans provide that in the event of a termination, merger or transfer of assets of the plans during the five years following a change in control of the Company occurring on or before March 1, 1996, benefits would be increased so that there would be no excess net assets. The Company's supplemental pension plan provides for a lump sum payout to plan participants of the present value of accumulated benefits upon a change in control of the Company. For a definition of "change in control of the Company" refer to Note 13.

     The Company has an unfunded retirement plan which provides for payments to retired directors. This plan is accounted for as a deferred compensation arrangement and resulted in charges to net earnings (loss) of $0.2 million in 1993 and 1992 and $0.1 million in 1991.

     Sea Ray employees participate in a noncontributory employee stock ownership and profit sharing plan, under which the Company makes annual cash contributions to a trust for the benefit of eligible employees. The charges to net earnings (loss) for this plan were $1.3 million, $1.4 million and $1.2 million in 1993, 1992 and 1991, respectively.

     Certain employees participate in a profit sharing plan to which the Company makes cash contributions. Participants become vested in the contributions after they are employed for a specified period. This plan resulted in charges to net earnings (loss) of $2.2 million, $2.1 million and $1.5 million in 1993, 1992 and 1991, respectively.

     The Brunswick Retirement Savings Plan for salaried and certain hourly employees, including discontinued operations, allows participants to make contributions via payroll deductions pursuant to section 401(k) of the Internal Revenue Code. Effective January 1, 1991, the Company makes a minimum matching contribution of 5% of a participant's pretax contributions limited to 6%of their salary. The Company may increase the matching percentage to 30% of the participant's pretax contributions. The Company made 10% matching contributions in 1993 and 1992, and the minimum 5% matching contribution in 1991. The Company's contribution is made in common stock of the Company. In 1993 and 1992, the net charge to continuing operations for matching contributions was $0.5 million and $0.4 million in 1991.

     In addition to providing benefits to present employees, the Company currently provides certain health care and life insurance benefits for eligible retired employees. Employees may become eligible for those benefits if they have fulfilled specific age and service requirements. The Company monitors the cost of these plans, and has, from time to time, changed the benefits provided under these plans. The plans contain requirements for retiree contributions generally based on years of service as well as other cost sharing features such as deductibles and copayments. The Company reserves the right to make additional changes or terminate these benefits in the future. The Company's plans are not funded; claims are paid as incurred.

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), for its domestic unfunded postretirement health care and life insurance programs. SFAS No. 106 requires the cost of postretirement benefits to be accrued during the service lives of employees. As 1991 costs were recognized as expense when the claims were paid by the Company, postretirement benefit cost is not comparable with 1993 and 1992. The cumulative effect on years prior to 1992 of adopting SFAS No. 106 on an immediate recognition basis, including discontinued operations, was to decrease net earnings by $38.3 million. The Company had previously recognized approximately $9.6 million of its accumulated postretirement benefit obligation primarily in conjunction with the disposition of the non-Defense businesses of the Technical segment. Postretirement benefit cost was $6.4 million, $6.7 million and $1.4 million in 1993, 1992, and 1991, respectively.

     Net periodic postretirement benefit cost of continuing operations for 1993 and 1992 included the following components:

                                                       (in millions)
                                                    1993          1992
Service cost-benefits attributed to service
     during the period                             $ 1.5         $ 1.9
Interest cost on accumulated
     postretirement benefit obligation               4.9           4.8

Net periodic postretirement benefit cost           $ 6.4         $ 6.7


The amounts recognized in the Company's balance sheets at December 31 were as follows:

                                                       (in millions)
                                                    1993          1992
Accumulated postretirement benefit obligation:
     Retirees                                      $ 30.3        $ 31.7
     Fully eligible active plan participants          5.3           4.4
     Other active plan participants                  26.7          26.4

Total                                                62.3          62.5
Unrecognized prior service cost                       1.4             -
Unrecognized net gains                                0.9             -

Postretirement liability recognized in
     financial statements                          $ 64.6        $ 62.5

     The accumulated postretirement benefit obligation was determined using weighted average discount rates of 7.5% in 1993 and 8.5% in 1992, and an assumed compensation increase of 5.5% in 1993 and 1992. The health care cost trend rates were assumed to be 12% and 10% in 1994 for pre-65 and post-65 benefits, respectively, gradually declining to 5% after eight years and four years, respectively, and remaining at that level thereafter. The health care cost trend rates were assumed to be 15%, and 10% in 1993 for pre-65 and post-65 benefits, respectively, gradually declining to 6% after ten years and seven years, respectively, and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $7.9 million at December 31, 1993 and the net periodic cost by $1.0 million for the year.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment

Benefits" (SFAS No. 112), for employees' disability benefits. SFAS No. 112 requires the accrual method for recognizing the cost of postemployment benefits. The cumulative effect on prior years of adopting SFAS No. 112, including discontinued operations, was to decrease net earnings by $14.6 million. The effect of this change on 1993 consolidated results of operations was not material.

15. Income Taxes

     The sources of earnings (loss) before income taxes are presented as follows:

                                              (in millions)
                                       1993         1992          1991

United States                        $ 89.0        $ 50.1        $ (69.4)
Foreign                                (2.5)         11.9           28.9

Earnings (loss) before income taxes  $ 86.5        $ 62.0        $ (40.5)


     The income tax provision (benefit) consisted of the following:

                                              (in millions)
                                     1993          1992          1991
Current tax expense
U.S. Federal                         $ 13.9        $  2.8        $ (6.9)
State and local                        11.1           3.6          (5.8)
Foreign                                 7.0           8.4          15.0

Total current                        $ 32.0        $ 14.8        $  2.3

Deferred tax expense
U.S. Federal                         $  8.5        $ 10.0        $ (8.2)
State and local                        (7.0)         (2.0)            -
Foreign                                (1.5)         (0.5)          0.4

Total deferred                       $  0.0        $  7.5        $ (7.8)

Total provision (benefit)            $ 32.0        $ 22.3        $ (5.5)

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                       (in millions)
                                                     1993          1992
Deferred tax assets
Litigation and claims                              $  24.5        $  20.7
Product warranty                                      29.0          25.6
Dealer allowance and discounts                        12.7          15.2
Bad debts                                             10.3           9.4
Sales of businesses                                   24.2          12.0
Insurance reserves                                    22.9          23.5
Credit carryforwards and carrybacks                   22.6          23.4
Loss carryforwards and carrybacks                     16.2          15.1
Other                                                 29.9          44.4
Valuation allowance                                   (5.8)         (8.8)

Total deferred tax assets                          $ 186.5       $ 180.5

Deferred tax liabilities (assets)
Depreciation and amortization                      $  21.4       $  96.7
Postretirement and postemployment benefits           (36.9)        (28.0)
Other assets and investments                          87.5          66.9
Other                                                 31.9          39.8

Total deferred tax liabilities                     $ 103.9       $ 175.4

     The valuation allowance relates to deferred tax assets established under SFAS No. 109 for capital loss carryforwards of $3.1 million, and foreign tax credit carryforwards of $2.7 million. These unutilized loss and credit carryforwards, which will expire in 1996, will be carried forward to future years for possible utilization. No benefit for these carryforwards has been recognized in the financial statements. No other valuation allowances were deemed necessary, as all deductible temporary differences will be utilized either by carryback to prior years' taxable income, charges against reversals of future taxable temporary differences, or charges against expected future taxable income other than reversals. The change in the valuation allowance from 1992 to 1993 is primarily due to the utilization of foreign tax credit carryforwards which reduced income tax expense for the current year.

     During 1991, deferred income taxes were provided for timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The deferred tax provision (benefit) consisted of the following:

                                                (in millions)
                                                      1991
U.S. Federal
     Litigation and claims                         $ (11.8)
     Restructuring charge                              4.9
     Employee benefits                                (1.8)
     Bad debts                                        (0.1)
     Product warranty                                 (0.5)
     Dealer allowances and discounts                  (2.0)
     Inventory                                         0.8
     State and local taxes                             2.5
     Sales of businesses                               2.2
     Insurance                                        (2.3)
     Depreciation and amortization                    (0.6)
     Other                                             0.5

                                                      (8.2)
Foreign                                                0.4

Total deferred tax (benefit)                       $  (7.8)

     Deferred taxes have been provided, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

     The difference between the actual income tax provision and the tax provision (benefit) computed by applying the statutory Federal income tax rate to earnings (loss) before taxes is attributable to the following:

                                                 (in millions)
                                        1993          1992          1991
Income tax provision (benefit)
     at 35% in 1993 and 34% in 1992
     and 1991                         $  30.3       $  21.1       $ (13.8)
State and local income taxes,
     net of Federal income tax
     effect                               2.7           1.1          (3.8)
Foreign sales corporation benefit        (1.5)         (1.4)         (1.3)
Taxes related to foreign income,
     net of credits                      (1.9)         (4.7)         10.4
Goodwill and other amortization           1.8           1.7           1.6
Enacted tax rate change                  (3.6)
Other                                     4.2           4.5           1.4

Actual income tax
     provision (benefit)              $  32.0       $  22.3       $  (5.5)

Effective tax rate                       37.0%         36.0%        (13.6)%

     In January 1994, the Company reached an agreement with the U.S. Internal Revenue Service regarding its examination of the Company for the years 1985 and 1986. The issues of this examination dealt primarily with the deductibility of approximately $500 million of acquired intangible assets, which the IRS proposed to reclassify to non-deductible intangible assets. Under the terms of the agreement, the IRS has agreed to allow amortization deductions for virtually all of the acquired intangible assets, and the Company has agreed to increase the amortizable lives of most of the acquired intangible assets.

     The revised lives create a temporary difference which results in an initial obligation by the Company to pay the IRS approximately $55 million, representing taxes and interest net of taxes for the years 1986 through 1993. This initial $55 million obligation will subsequently be reduced by the future tax benefits of the temporary difference created by the agreement. Since the interest will be charged to existing reserves and the taxes paid represent temporary differences which create, and have been recorded as, deferred tax assets, this agreement will have no impact on the Company's consolidated results of operations.

16. Translation of Foreign Currencies

     Most of the Company's foreign entities use the local currency as the functional currency and translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments resulting from the translation in a separate component of common shareholders' equity. The following is an analysis of the cumulative translation adjustments reflected in common shareholders' equity:

                                                (in millions)
                                      1993           1992          1991

Balance at January 1                $   8.9        $  10.4       $  12.2
Translation and other                  (1.9)          (4.4)         (3.6)
Allocated income taxes                  0.9            2.9           1.8

Balance at December 31              $   7.9        $   8.9       $  10.4

     The remaining foreign entities translate monetary assets and liabilities at year-end exchange rates and inventories, property and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except that depreciation and cost of sales are translated at historical rates. Adjustments resulting from the translation of these entities are included in the results of operations. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are included in income as they occur. Currency losses of $1.0 million and $5.1 million were recorded in 1993 and 1992, respectively, and a gain of $3.2 million was recorded in 1991.

17. Leases

     The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers, and certain personal property. These obligations extend through 2032.

     Most leases contain renewal options and some contain purchase options. Many leases for Company-operated bowling centers contain escalation clauses, and many provide for contingent rentals based on percentages of gross revenue. No leases contain restrictions on the Company's activities concerning dividends, additional debt or further leasing.

     Rent expense consisted of the following:

                                                (in millions)
                                      1993           1992          1991

Basic expense                       $  21.2        $  21.5       $  22.9
Contingent expense                      0.6            1.1           1.0
Sublease income                        (1.2)          (1.5)         (3.0)

Rent expense, net                   $  20.6        $  21.1       $  20.9

     Future minimum rental payments at December 31, 1993, under agreements classified as operating leases with noncancelable terms in excess of one year, are as follows:
                                                (in millions)
                 1994                                             $  3.2
                 1995                                                2.5
                 1996                                                1.7
                 1997                                                1.6
                 1998                                                1.3
                 Thereafter                                          2.7

     Future minimum operating lease rental payments (not reduced
by minimum sublease rentals of $1.3 million)                      $ 13.0

18. Technological Expenditures

Technological expenditures consisted of the following:

                                                (in millions)
                                      1993           1992          1991

Research and development            $  60.8        $  52.0       $  49.5
Engineering and other                   9.0            4.3           3.8

Technological expenditures          $  69.8        $  56.3       $  53.3

19. Preferred Share Purchase Rights

     In March 1986, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of the Company's common stock. After the two-for-one stock split distributed on June 9, 1987, under certain conditions, each holder of Rights may purchase one one-hundredth share of a new series of junior participating preferred stock at an exercise price of $100 for each two Rights held.

     The Preferred Share Purchase Rights become exercisable at the earlier of
(1) a public announcement that a person or group acquired or obtained the right to acquire 15% or more of the Company's common stock or (2) ten days after commencement or public announcement of an offer for more than 15% of the Company's common stock. After a person or group acquires 15% or more of the common stock of the Company, other shareholders may purchase additional shares of the Company at fifty percent of the current market price. These Rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors.

     The Rights, which do not have any voting rights, expire on March 31, 1996, and may be redeemed by the Company at a price of $.025 per Right at any time prior to a person's or group's acquisition of 15% or more of the Company's common stock. The new series of preferred stock that may be purchased upon exercise of the Rights may not be redeemed and may be subordinate to other series of the Company's preferred stock designated in the future. A Right also will be issued with each share of the Company's common stock that becomes outstanding prior to the time the Rights become exercisable or expire.

     In the event that the Company is acquired in a merger or other business combination transaction, provision will be made so that each holder of Rights will be entitled to buy the number of shares of common stock of the surviving company, which at the time of such transaction would have a market value of two times the exercise price of the Rights.

20. Unconsolidated Affiliates and Subsidiaries

     The Company has certain unconsolidated foreign and domestic affiliates that are accounted for on the equity method.

     Summary financial information of the unconsolidated affiliates is presented below:

                                                 (in millions)
                                        1993           1992           1991

Net sales                             $ 332.2        $ 259.4        $ 155.1
Gross margin                          $  70.5        $  49.3        $  22.7
Net earnings                          $  24.2        $  16.8        $   7.0
     Company's share of net earnings  $  11.3        $   8.4        $   4.7

Current assets                        $ 155.4        $ 138.4
Non-current assets                      104.2           87.6

     Total assets                       259.6          226.0

Current liabilities                    (125.1)        (115.5)
Non-current liabilities                 (28.8)         (12.0)

     Net assets                       $ 105.7        $  98.5

     The net sales of affiliates include an insignificant amount of sales to the Company.

21.  Quarterly Data (unaudited)

(in millions, except per share data)                          1st         2nd         3rd         4th        Year
1993
Net sales                                                $    542.8  $    589.0  $    539.4  $    535.6  $  2,206.8
Gross margin                                             $    140.1  $    159.6  $    134.1  $    136.4  $    570.2
Earnings from continuing operations                      $      9.8  $     22.5  $     15.2  $      7.0  $     54.5
Earnings (loss) from discontinued operations                   (0.8)        0.8           -           -           -
Extraordinary loss from retirement of debt                        -           -        (4.6)          -        (4.6)
Estimated loss on divestiture of Technical segment                -           -           -       (12.2)      (12.2)
Cumulative effect of change in accounting principle           (14.6)          -           -           -       (14.6)

Net earnings (loss)                                      $     (5.6) $     23.3  $     10.6  $     (5.2) $     23.1
Per common share
Earnings from continuing operations                      $     0.10  $     0.24  $     0.16  $     0.07  $     0.57
Earnings (loss) from discontinued operations                  (0.01)       0.01           -           -           -
Extraordinary item                                                -           -       (0.05)          -       (0.05)
Estimated loss on divestiture of Technical segment                -           -           -       (0.13)      (0.13)
Cumulative effect of change in accounting principle           (0.15)          -           -           -       (0.15)

Earnings (loss)                                          $    (0.06) $     0.25  $     0.11  $    (0.06) $     0.24
Dividends declared                                       $     0.11  $     0.11  $     0.11  $     0.11  $     0.44
Common stock price (NYSE)
High                                                     $   17 1/8  $   15      $   15 1/2  $   18 1/2  $   18 1/2
Low                                                      $   14 1/2  $   12 5/8  $   12 1/2  $   14      $   12 1/2
1992
Net sales                                                $    544.7  $    546.4  $    503.4  $    464.9  $  2,059.4
Gross margin                                             $    133.3  $    140.4  $    121.8  $    109.8  $    505.3
Earnings (loss) from continuing operations               $     11.3  $     18.0  $     11.5  $     (1.1) $     39.7
Earnings (loss) from discontinued operations                      -         0.5        (1.2)       (1.0)       (1.7)
Estimated loss on divestiture of Technical segment                -           -           -       (26.0)      (26.0)
Cumulative effect of change in accounting principle           (38.3)          -           -           -       (38.3)

Net earnings (loss)                                      $    (27.0) $     18.5  $     10.3  $    (28.1) $    (26.3)
Per common share
Earnings (loss) from continuing operations               $     0.13  $     0.20  $     0.12  $    (0.01) $     0.43
Earnings (loss) from discontinued operations                      -           -       (0.01)      (0.01)      (0.02)
Estimated loss on divestiture of Technical segment                -           -           -       (0.27)      (0.28)
Cumulative effect of change in accounting principle           (0.43)          -           -           -       (0.41)

Earnings (loss)                                          $    (0.30) $     0.20  $     0.11  $    (0.29) $    (0.28)
Dividends declared                                       $     0.11  $     0.11  $     0.11  $     0.11  $     0.44
Common stock price (NYSE)
High                                                     $   17 1/4  $   17 3/4  $   14 3/4  $   16 7/8  $   17 3/4
Low                                                      $   13 7/8  $   13 3/4  $   12 3/8  $   12 1/4  $   12 1/4

In 1993, the first quarter has been restated to reflect the cumulative effect for the adoption of SFAS No. 112.
In 1992, first, second and third quarters have been restated to reflect the adoption of SFAS No. 106.
The 1992 results have been restated to segregate the results of operations of the Company's discontinued
Technical segment.


Report of Management

The Company maintains accounting and related internal control systems which are intended to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and to produce records necessary for the preparation of financial information. There are limits inherent in all systems of internal control, and the cost of the systems should not exceed the expected benefits. Through the use of a program of internal audits and through discussions with and recommendations from its independent public accountants, the Company periodically reviews these systems and controls and compliance therewith.

   The Audit Committee of the Board of Directors, comprised entirely of nonemployee directors, meets regularly with management, the internal auditors, and the independent public accountants to review the results of their work and to satisfy itself that their responsibilities are being properly discharged. The internal auditors and independent public accountants have full and free access to the Audit Committee and have discussions regarding appropriate matters, with and without management present.

   The primary responsibility for the integrity of financial information rests with management. Certain valuations contained herein result, of necessity, from estimates and judgments of management. The accompanying consolidated financial statements, notes thereto, and other related information were prepared in conformity with generally accepted accounting principles applied on a consistent basis.


Report of Independent Public Accountants
To the Shareholders of Brunswick Corporation:

We have audited the accompanying consolidated balance sheets of Brunswick Corporation(a Delaware Corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of results of operations, and cash flows for each of three years ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Corporation and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

   As discussed in Note 14 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postemployment benefits, and effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the preceding index are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen & Co.

Chicago, Illinois,
February 6, 1994

                                                     Brunswick Corporation
                                                  Five Year Financial Summary

(in millions, except ratios and per share data  1993      1992      1991      1990      1989
Results of Operations Data
Net sales                                    $2,206.8  $2,059.4  $1,841.0  $2,106.9  $2,410.6
Depreciation                                     78.1      77.8      84.0      88.8      85.7
Amortization                                     39.7      38.1      41.0      43.7      57.6
Operating earnings(loss)                         99.8      79.8     (18.4)     52.1     (41.5)
Earnings(loss) before income taxes               86.5      62.0     (40.5)     15.4     (95.5)
Earnings(loss) from continuing operations
  before extraordinary item and cumulative
  effect of accounting changes                   54.5      39.7     (35.0)      9.4     (81.7)
Earnings(loss) from discontinued operations         -      (1.7)     11.3      14.8      10.4
Extraordinary loss from retirement of debt       (4.6)        -         -         -         -
Gain(estimated loss) on divestitures of
  Technical segment businesses                  (12.2)    (26.0)        -      46.7         -
Cumulative efffect on prior years of changes
  in accounting principles                      (14.6)    (38.3)        -         -         -
Net earnings(loss)                               23.1     (26.3)    (23.7)     70.9     (71.3)
Per Common Share Data
Earnings(loss) from continuing operations
  before extraordinary item and cumulative
  effect of accounting changes               $   0.57  $   0.43  $  (0.40) $   0.10  $  (0.93)
Earnings(loss) from discontinued operations         -     (0.02)     0.13      0.17      0.12
Extraordinary item                              (0.05)        -         -         -         -
Gain(estimated loss) on divestitures of
  Technical segment businesses                  (0.13)    (0.28)        -      0.53         -
Cumulative efffect on prior years of changes
  in accounting principles                      (0.15)    (0.41)        -         -         -
Net earnings(loss)                               0.24     (0.28)    (0.27)     0.80     (0.81)
Dividends declared                               0.44      0.44      0.33      0.44      0.44
Dividends paid                                   0.44      0.44      0.44      0.44      0.44
Book value                                       8.44      8.65      8.79      9.53      8.82
Balance Sheet Data
Capital expenditures                         $   95.8  $   88.6  $   74.7  $   77.7  $  104.1
Assets of continuing operations               1,957.6   1,872.4   1,760.9   1,790.6   1,712.5
Debt
  Short-term                                 $   11.9  $   16.0  $    6.3  $    5.8  $   10.7
  Long-term                                     324.5     304.5     315.9     301.5     462.0

  Total debt                                    336.4     320.5     322.2     307.3     472.7
Common shareholders' equity                     804.4     822.5     778.7     824.0     776.1

Total capitalization                         $1,140.8  $1,143.0  $1,100.9  $1,131.3  $1,248.8
Other Data
Return on beginning
  shareholders' equity                            6.6 %     5.1 %    (4.2)%     1.2 %    (8.6)%
Effective tax rate(benefit)                      37.0 %    36.0 %   (13.6)%    39.0 %   (14.4)%
Working capital ratio                             1.6       1.7       1.5       1.5       1.3
Debt-to-capitalization rate                      29.5 %    28.0 %    29.3 %    26.8 %    37.9 %
Common Stock Price(NYSE)
High                                         $ 18 1/2  $ 17 3/4  $ 16 1/8  $     16  $ 21 3/8
Low                                            12 1/2    12 1/4     8 3/4     6 5/8        13
Close                                              18    16 1/4    13 7/8         9        14

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

The 1989 operating results include a provision for restructuring of $90.5 million($72.7 million after tax)
for the write-off of assets, primarily intangibles, and costs associated with the consolidation and
reorganization of the Marine segment.                                                     Brunswick Corporation


         Consent of Independent Public Accountants

         As independent public accountants, we hereby consent to the incorporation of our report dated February 6, 1994, included in this Form 10-K, into the Company's previously filed registration statements on Form S-8 (File No. 33-4683), Form S-3 (File No. 33-61512) and Form S-8 (File No. 33-55022).

                             Arthur Andersen & Co.

Chicago, Illinois,
  March 28, 1994

                              Brunswick Corporation
               Schedule I - Marketable Securities and Other Investments

                                                                    Balance
                               Principal                 Market    at end of
(in millions)                    Amount       Cost       Value       period

Marketable Securities
Governmental                  $     61.9  $     61.9  $     61.9  $     61.9
Corporate                          149.3       149.3       149.3       149.3

                              $    211.2  $    211.2  $    211.2  $    211.2
Cash                                37.6        37.6        37.6        37.6

Total cash and
   cash equivalents           $    248.8  $    248.8  $    248.8  $    248.8


                                 Brunswick Corporation
                                 Schedule V - Property

                    Balance at                                             Balance
                    beginning                  Retirements                at end of
(in millions)       of period     Additions *   and Sales      Other        period

   1993
Land              $      63.7    $     0.2    $    (0.5)    $    (2.5)   $    60.9
Buildings               349.7         19.0        (12.7)          1.5        357.5
Equipment               693.0         76.9        (47.0)         (2.0)       720.9

                  $   1,106.4    $    96.1    $   (60.2)    $    (3.0)   $ 1,139.3
   1992
Land              $      62.2    $     1.8    $    (0.7)    $     0.4    $    63.7
Buildings               328.2         25.9         (4.4)          0.0        349.7
Equipment               673.7         61.7        (39.6)         (2.8)       693.0

                  $   1,064.1    $    89.4    $   (44.7)    $    (2.4)   $ 1,106.4
   1991
Land              $      54.6    $     7.8    $    (0.1)    $    (0.1)   $    62.2
Buildings               319.0         12.4         (3.2)          0.0        328.2
Equipment               664.3         55.0        (44.9)         (0.7)       673.7

                  $   1,037.9    $    75.2    $   (48.2)    $    (0.8)   $ 1,064.1

 * Includes $0.3 million, $0.8 million and $0.5 million resulting from acquisitions in 1993, 1992 and 1991, respectively.

   This schedule reflects only the financial information of continuing operations.

                               Brunswick Corporation
                   Schedule VI - Accumulated Depreciation


                   Balance at                                             Balance
                   beginning                 Retirements                 at end of
(in millions)      of period    Additions    and Sales       Other         period

   1993
Buildings         $   131.9    $    12.7    $    (8.3)    $    (2.5)    $   133.8
Equipment             439.5         65.4        (44.2)          0.5         461.2

                  $   571.4    $    78.1    $   (52.5)    $    (2.0)    $   595.0
   1992
Buildings         $   118.8    $    12.3    $    (2.0)    $     2.8     $   131.9
Equipment             412.6         65.5        (37.6)         (1.0)        439.5

                  $   531.4    $    77.8    $   (39.6)    $     1.8     $   571.4
   1991
Buildings         $   108.8    $    12.1    $    (2.1)    $     0.0     $   118.8
Equipment             384.3         71.9        (42.5)         (1.1)        412.6

                  $   493.1    $    84.0    $   (44.6)    $    (1.1)    $   531.4

    This schedule reflects only the financial information of continuing operations.

                              Brunswick Corporation
               Schedule VIII - Valuation and Qualifying Accounts

                   Balance at   Charges                                           Balance
                   beginning   to profit                                         at end of
(in millions)      of period    and loss   Write-offs  Recoveries    Other         period

Allowances for
possible losses
on receivables

1993              $     15.6  $      2.1  $     (4.0) $      1.1  $      2.1 *  $     16.9
1992              $     13.6  $      3.8  $     (4.7) $      1.1  $      1.8    $     15.6
1991              $     17.8  $      7.9  $    (12.9) $      1.1  $     (0.3)   $     13.6

 * Includes $2.4 million relating to acquisitions

   This schedule reflects only the financial information of continuing operations.


Deferred tax
asset valuation
allowance

1993              $      8.8  $        -  $        -  $     (3.0) $        -    $      5.8
1992              $     11.6  $        -  $        -  $     (2.8) $        -    $      8.8

   This account reflects the adoption of SFAS No. 109, "Accounting for
   Income Taxes", which was adopted effective January 1, 1992.  In 1992 and 1993, the
   Company utilized $2.8 million and $3.0 million, respectively, of foreign tax credits from prior years. The utilization of these foreign tax credit carryforwards reduced reduced income tax expense for the current year.

               Schedule X - Supplementary Income Statement Information

                                                                   Charges to
(in millions)                                                    costs and expenses
                                                            1993        1992          1991

Maintenance and repairs                               $     35.5  $     36.2    $     33.2
Advertising                                           $     66.1  $     64.3    $     63.0
Amortization of intangibles
  Dealer networks                                     $     31.9  $     31.8    $     31.8
  Excess of cost over net assets
    of businesses acquired                                   4.0         3.6           3.5
  Trademarks and other                                       3.8         2.7           5.7

                                                      $     39.7  $     38.1    $     41.0

   This schedule reflects only the financial information of continuing operations.