Form 10-Q/A
period 1994-03-31
BRUNSWICK CORP
filed 1994-05-16
CIK 14930

Form 10-Q

                       Securities and Exchange Commission
                            Washington, D. C.  20549


X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994
Commission file number 1-1043

                             Brunswick Corporation
             Exact name of registrant as specified in its charter


              Delaware                                  36-0848180
       (State or other Jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


    1 N. Field Ct., Lake Forest, Illinois                60045-4811
   (Address of principal executive offices)              (Zipcode)


                               (708) 735-4700
               Registrant's telephone number, including area code


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X        No
At May 5, 1994, there were 95,409,408 shares of the Company's Common Stock ($.75 par value) outstanding.

Due to technical problems, the original 10-Q filing under EDGAR was incomplete. This 10-Q/A files the 10-Q for the period ended March 31, 1994 in its entirety.


                           Part I- Financial Information

                           Item I-Financial Statements

                               Brunswick Corporation
                        Consolidated Results Of Operations
                         for the quarters ended March 31
                    (dollars in millions, except per share data)

                                                           1994      1993
                                                             (unaudited)

Net sales                                               $  634.9  $  542.8

Cost of sales                                              458.6     402.7
Selling, general and administrative                        131.6     118.6

  Operating earnings                                        44.7      21.5

Interest expense                                            (6.4)     (7.2)
Interest income and other items, net                         3.5       3.3

  Earnings before income taxes                              41.8      17.6

Income tax provision                                        15.4       7.8

    Earnings from continuing operations before
    cumulative effect of accounting change                  26.4       9.8

Loss from discontinued operations                              -      (0.8)

Cumulative effect on prior years of change in
  accounting for postemployment benefits                       -     (14.6)

    Net earnings (loss)                                 $   26.4  $   (5.6)

Earnings (loss) per common share
  Continuing operations                                 $   0.28  $   0.10
  Discontinued operations                                      -     (0.01)
  Cumulative effect of change in
    accounting principle                                       -     (0.15)

    Net earnings (loss) per common share                $   0.28  $  (0.06)

Cash dividends declared per common share                $   0.11  $   0.11


The notes are an integral part of these consolidated statements.

                           Brunswick Corporation
                        Consolidated Balance Sheets
                 As of March 31, 1994 and December 31, 1993
                          (dollars in millions)
                                                                 March 31     December 31
                         Assets                                    1994           1993
Current assets                                                 (unaudited)
  Cash and cash equivalents, at cost, which
    approximates market                                       $      129.5  $       248.8
  Marketable securities                                               13.5              -
  Accounts and notes receivable, less allowances
    of $18.5 and $16.9                                               271.1          168.9
  Inventories                                                        341.2          321.4
  Prepaid income taxes                                               194.8          186.5
  Prepaid expenses                                                    23.3           24.1

       Current assets                                                973.4          949.7

Property
  Land                                                                61.1           60.9
  Buildings                                                          357.0          357.5
  Equipment                                                          730.1          720.9

                                                                   1,148.2        1,139.3
  Accumulated depreciation                                          (605.9)        (595.0)

      Property                                                       542.3          544.3

Other assets
  Dealer networks                                                    169.0          171.6
  Trademarks and other                                                97.8          106.7
  Excess of cost over net assets of businesses acquired              116.8          117.7
  Investments                                                         70.5           67.6

      Other assets                                                   454.1          463.6

  Assets of continuing operations                                  1,969.8        1,957.6
  Net assets of discontinued operations                               25.9           26.1

         Total assets                                         $    1,995.7  $     1,983.7

        Liabilities And Shareholders' Equity

Current liabilities
  Short-term debt, including current maturities               $       12.5  $        11.9
  Accounts payable                                                   131.1          122.8
  Accrued expenses                                                   416.3          404.5
  Income taxes payable                                                16.3           62.7

      Current liabilities                                            576.2          601.9

Long-term debt
  Notes, mortgages and debentures                                    324.5          324.5

Deferred items
  Income taxes                                                       117.4          103.9
  Postretirement and postemployment benefits                         130.9          126.9
  Compensation and other                                              22.5           22.1

      Deferred items                                                 270.8          252.9

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 100,687,992 shares
    at March 31, 1994 and December 31, 1993                           75.5           75.5
  Additional paid-in capital                                         261.1          261.4
  Retained earnings                                                  664.4          648.5
  Treasury stock, at cost: 5,291,025 shares at March 31,
    1994 and 5,430,523 shares at December 31, 1993                   (99.1)        (102.7)
  Minimum pension liability adjustment                                (6.7)          (6.7)
  Unearned portion of restricted stock
    issued for future services                                        (3.6)          (2.3)
  Cumulative translation adjustments                                   8.6            7.9
  Unamortized ESOP expense                                           (76.0)         (77.2)

      Common shareholders' equity                                    824.2          804.4

         Total liabilities and shareholders' equity           $    1,995.7  $     1,983.7


The notes are an integral part of these consolidated statements.

                             Brunswick Corporation
                     Consolidated Statement Of Cash Flows
                       for the quarters ended March 31
                            (dollars in millions)

                                                                 1994        1993
                                                                        (unaudited)

Cash flows from operating activities
  Net earnings(loss)                                          $    26.4 $      (5.6)
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization by continuing operations       29.0        28.9
      Changes in noncash current assets and current
        liabilities of continuing operations                     (155.2)      (74.3)
      Increase in deferred items                                   17.5        10.0
      Other, net                                                    4.3        (1.9)
      Cumulative effect of change in accounting principle             -        14.6
      Increase in net assets of discontinued operations             0.6         0.1

        Net cash used for operating activities                    (77.4)      (28.2)

Cash flows from investing activities
  Capital expenditures                                            (19.9)      (18.6)
  Investment in marketable securities                             (13.5)          -
  Proceeds from sales of property                                   2.2         0.1
  Other, net                                                       (0.4)       (0.7)
  Net investing activities of discontinued operations              (0.4)       (0.6)

        Net cash used for investing activities                    (32.0)      (19.8)

Cash flows from financing activities
  Payments of long-term debt, including current maturities         (0.1)       (6.6)
  Cash dividends paid                                             (10.5)      (10.4)
  Other, net                                                        0.7        (4.2)

        Net cash used for financing activities                     (9.9)      (21.2)

Net decrease in cash and cash equivalents                        (119.3)      (69.2)
Cash and cash equivalents at January 1                            248.8       195.5

Cash and cash equivalents at March 31                         $   129.5  $    126.3

Supplemental cash flow disclosures:
  Interest paid                                               $     9.8  $      5.5
  Income taxes paid, net of refunds                                55.2        (0.1)


The notes are an integral part of these consolidated statements.

                              Brunswick Corporation
                   Notes To Consolidated Financial Statements
              March 31, 1994, December 31, 1993 and March 31, 1993
                                     (unaudited)

Note 1 - Accounting policies
This financial data has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in financial statements and footnotes prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Brunswick Corporation (the Company) believes that the disclosures in these statements are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarters ended March 31, 1994 and 1993. The 1994 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

The financial statements have been restated to segregate the results of the Company's discontinued Technical segment. The 1994 operating losses of the Technical Group have been charged against a reserve that was provided in 1992.

Results for the quarter ended March 31, 1993 have been restated for the cumulative effect of the adoption of SFAS No. 112, which represented a change in accounting for employees' postemployment benefits and was adopted by the Company in 1993 retroactive to January 1, 1993.

Note 2 - Earnings per common share

Earnings(loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 95.7 million and 95.2 million for the quarters ended March 31, 1994 and 1993, respectively.

Note 3 - Inventories
Inventories, of which approximately fifty percent were valued using the LIFO method, consisted of the following at March 31, 1994 and December 31, 1993 (dollars in millions):
                                             March 31       December 31
                                               1994             1993
     Finished goods                           $207.2           $188.1
     Work in process                            76.8             79.1
     Raw materials                              57.2             54.2

        Inventories                           $341.2           $321.4

Note 4 - Consolidated common shareholders' equity
                                                                                           Minimum
                                          Additional                              pension   Unearned Cumulative Unamortized
                              Common stock paid-in   Retained      Treasury stoc liability restrictedtranslation    ESOP
   (in millions)            Shares Amount  capital   earnings  Shares   Amount  adjustment   stock   adjustments  Expense

Balance, January 1, 1994    100.7   $75.5    $261.4    $648.5     (5.4) ($102.7)     ($6.7)    ($2.3)      $7.9      ($77.2)

Net Earnings                    -       -         -      26.4        -        -          -         -          -           -
Dividends declared ($.11 per
  common share)                 -       -         -     (10.5)       -        -          -         -          -           -
Compensation plans and other    -       -      (0.3)        -      0.1      3.6          -      (1.3)         -           -
Deferred Compensation-ESOP      -       -         -         -        -        -          -         -          -         1.2
Currency translation            -       -         -         -        -        -          -         -        0.7           -

Balance, March 31, 1994     100.7   $75.5    $261.1    $664.4     (5.3)  ($99.1)     ($6.7)    ($3.6)      $8.6      ($76.0)

Note 5 - Debt
Long-term debt at March 31, 1994 and December 31, 1993 consisted of the following (dollars in millions):
                                                   March 31      December 31
                                                     1994            1993
Notes, 8.125%, due 1997 (net of discounts
  of $0.1 and $0.2)                                 $ 99.9          $ 99.8
Mortgage notes and other, 3% to 10%,
  payable through 1999                                27.8            27.9
Debentures, 7.375%, due 2023,
  (net of discount of $0.9)                          124.1           124.1
Guaranteed ESOP debt, 8.13%, payable through 2004     78.0            78.0

                                                     329.8           329.8
Current maturities                                  (  5.3)         (  5.3)

      Long-term debt                                $324.5          $324.5

As of March 31, 1994, the Company and seventeen banks had a short-term credit agreement for $100 million and a long-term credit agreement for $300 million with termination dates of November 7, 1994 and December 31, 1996, respectively. With mutual agreement between the Company and the banks, the Company may extend both agreements. The short-term credit agreement may be extended each 364 day anniversary, but not beyond December 31, 1996. The long-term credit agreement contains two one-year extension options with the extension requests permitted on the first and second anniversaries, the first extension being November 8, 1994.

Under terms of the agreements, the Company has multiple borrowing options, including borrowings at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. Currently, the Company must pay a facility fee of 0.1875% on the short-term agreement and 0.25% on the long-term agreement.

Under the agreements, the Company is subject to interest coverage, net worth and leverage tests as well as a restriction on secured debt, as defined. On the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve month basis. The ratio, on a cumulative twelve-month basis, was 4.7 to 1.0 at March 31, 1994. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00 and at March 31, 1994, this ratio was 0.29 to 1.00. The Company also is required to maintain shareholders' equity of at least $711.6 million, with the required level of shareholders' equity at December 31 of each year being increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of March 31, 1994. There were no borrowings under the agreements at March 31, 1994.

Note 6 - Litigation

The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In light of existing reserves, the Company's litigation and claims, including that discussed below, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position and results of operations.

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

In June 1992, Genmar Industries brought an action against the Company and certain of its subsidiaries in the United States District Court for the District of Minnesota, alleging that the Company (i) has monopolized or attempted to monopolize the sale of recreational marine engines and boats, (ii) has unlawfully coerced engine purchasers to buy the Company's boats, (iii) has breached its contract with Genmar, (iv) has not dealt in good faith with Genmar, and (v) has interfered with Genmar's existing and prospective business relationships. Genmar has asked that the Company be required to divest its boat manufacturing business, be enjoined from continuing its partnership with Tracker Marine, and pay damages, including treble damages under antitrust laws. The Company believes, based upon its assessment of the complaint and in consultation with counsel, that this litigation is without merit and intends to defend itself vigorously. Parties to this suit have exchanged written discovery and have begun depositions.

The Federal Trade Commission is conducting an investigation of whether the formation or operations of Tracker Marine L.P. and the Company's contracts with Tracker Marine L.P. violate the antitrust laws. The Company has received and responded to a subpoena seeking information relating to the Company's outboard motor sales. The Company understands that other marine companies have received similar subpoenas from the Federal Trade Commission.

Note 7 - Income Taxes
In January 1994, the Company reached an agreement with the U.S. Internal Revenue Service(IRS) regarding its examination of the Company for the years 1985 and 1986. The issues of this examination dealt primarily with the deductibility of approximately $500 million of acquired intangible assets, which the IRS proposed to reclassify to non-deductible intangible assets.
Under the terms of the agreement, the IRS has agreed to allow amortization deductions for virtually all of the acquired intangible assets, and the Company has agreed to increase the amortizable lives of most of the acquired intangible assets.

The revised lives create a temporary difference which resulted in an initial obligation by the Company to pay the IRS approximately $55 million during the first quarter of 1994, representing taxes and interest, net of taxes, for the years 1986 through 1993. This initial $55 million obligation will subsequently be reduced by the future tax benefits of the temporary difference created by the agreeement. Since the interest was charged to existing reserves and the taxes paid represent temporary differences which create, and have been recorded as, deferred tax assets, this agreement had no impact on the Company's consolidated results of operations.


Note 8 - Segment Data
The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarters ended March 31, 1994 and 1993.

                                    Quarter Ended March 31
                              1994                        1993
                        Net        Operating          Net     Operating
                       Sales       Earnings          Sales    Earnings
Marine               $ 457.5       $   29.3       $  372.5     $   0.9
Recreation             177.4           26.5          170.3        29.4

 Segments              634.9           55.8          542.8        30.3
Corporate                  -          (11.1)             -        (8.8)

  Consolidated       $ 634.9       $   44.7       $  542.8     $  21.5

                      Management's Discussion and Analysis
                   Cash Flow, Liquidity and Capital Resources

For the first quarter ended March 31, 1994, cash and cash equivalents decreased $119.3 million compared to a decrease of $69.2 million in the first quarter of 1993. Net cash used for operating activities increased $49.2 million to $77.4 million for the first quarter of 1994 compared to the same period of 1993. The increase in cash used was a result of increased non-cash working capital requirements for accounts receivable and inventory and a payment to the IRS in settlement of a dispute relating to the years 1985 and 1986(as discussed on page 8, Note 7).

Net cash used for investing activities in the first quarter of 1994 increased $12.2 million to $32.0 million from the $19.8 million in the comparable period of 1993 primarily as a result of investing in marketable securities with maturities greater than 90 days.

Net cash used for financing activities decreased to $9.9 million in the first quarter of 1994 from $21.2 million in the same period of 1993. The decrease resulted primarily from decreased payments on long-term debt.

Working capital at March 31, 1994 was $397.2 million compared to $347.8 million at December 31, 1993. The Company's current ratio was 1.7 at March 31, 1994 compared to 1.6 at December 31, 1993.

Total debt at March 31, 1994 was $337.0 million compared to $336.4 million at December 31, 1993. The Company's debt-to-capitalization ratio was 29.0% at March 31, 1994 compared to 29.5% at December 31, 1993.

The Company maintains a $100 million short-term and a $300 million long-term line of credit agreement with a group of banks. For an explanation of the agreement and a discussion of the specific covenant restrictions, see page 6,
Note 5 - Debt.

Capital expenditures for the first quarter of 1994 were $19.9 million compared to $18.6 million for the comparable period of 1993. The Company continues to monitor capital expenditures and cash flow and will continue to do so in the future. The Company believes that operating cash flows, existing cash balances supplemented when necessary with short and/or long-term borrowings, will continue to provide the financial resources necessary for capital expenditures and working capital requirements.

                      Management's Discussion and Analysis
                              Results of Operations
                  First Quarter 1994 vs. First Quarter of 1993

Net Sales
Consolidated net sales from continuing operations for the first quarter of 1994 improved 17% to $634.9 million from $542.8 million in the same period of 1993 on increased sales in both the Marine and Recreation segments.

The Marine segment net sales for the first quarter of 1994 increased 23% to $457.5 million from $372.5 million for the same period of 1993. Domestic sales increased 28% and international sales increased 10% in the quarter. Demand for marine engines increased worldwide while demand for boats increased domestically but declined in international markets, primarily Europe and Japan. Dealer inventories have increased above 1993 levels as dealers have increased their purchases in light of a strong increase in retail sales in the quarter.

The Recreation segment's net sales for the first quarter of 1994 rose 4% to $177.4 million from $170.3 million for the same period of 1993. The improvement in sales was primarily the result of continued strong demand in international markets, primarily the Far East, for bowling capital equipment of the Brunswick Division. Zebco Division's sales declined slightly as a result of decreased demand in Europe, as continued economic softness slowed retail spending. The BRC Division also experienced a decline in sales primarily because of reduced bowling lineage as a result of the severe winter weather experienced in many sections of the United States and Canada, and the California earthquake, which closed several recreation centers.

Operating Earnings

Operating earnings from continuing operations rose to $44.7 million for the first quarter of 1994 from $21.5 million in the same period of 1993. The Marine segment was responsible for this improvement as Recreation segment earnings declined.

The Marine segment operating earnings of $29.3 million for the first quarter of 1994 compared to $0.9 million for the same period of 1993. The sales increases discussed above and effects of the cost cutting programs and consolidations that began in 1989 contributed to the improvement.

The Recreation segment operating earnings declined 10% to $26.5 million in the first quarter of 1994 from the $29.4 million in the same period of 1993. The decrease in operating earnings, despite the segment's sales increase, resulted to a large degree from operating losses by the golf unit of the Brunswick Division and start-up costs associated with the BRC Division's new Circus World Pizza restaurant complexes.

Interest Expense
Interest expense for the first quarter of 1994 declined to $6.4 million from $7.2 million in the same period of 1993. The decline resulted primarily from average lower levels of ESOP and other debt, and lower interest expense on the $125 million 7.375% debentures that were issued on August 25, 1993 than on the $100 million 9.875% sinking fund debentures that were redeemed on August 9, 1993.

Income Taxes
The effective tax rate from continuing operations for the first quarter of 1994 was 37% compared to 44% for the same period of 1993. The decline in the effective tax rate resulted primarily from increased tax credits and the impact of tax rates on the mix of the Company's income, as well as the settlement of a dispute with the IRS, as discussed in Note 7 on page 8. The effective tax rate for both periods exceeds the statutory rate due to the impact of nondeductible permanent differences and the effect of higher foreign tax rates.

                           Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
         At the April 27, 1994 Annual Meeting of Stockholders of the Company, Messrs. Michael J. Callahan, Jack F. Reichert and Roger W. Schipke were elected directors of the Company for three-year terms expiring at the 1997 Annual Meeting. The following numbers of shares were voted with respect to these directors:

         Directors                    For        Withheld

         Michael J. Callahan       78,484,359    679,885
         Jack F. Reichert          78,414,308    749,936
         Roger W. Schipke          78,471,318    692,926

         At the 1994 Annual Meeting the 1994 Stock Option Plan for Non-Employee Directors was approved pursuant to the following vote:

                             Number of Shares Voted

              For                  69,977,821

              Against               7,428,970

              Abstain               1,757,453

         At the 1994 Annual Meeting the Board of Directors' appointment of Arthur Andersen & Co. as auditors for the Company and its subsidiaries for the year 1994 was ratified pursuant to the following vote:

                             Number of Shares Voted


              For                  78,089,458

              Against                 437,596

              Abstain                 637,190

         There were no broker nonvotes at the 1994 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              3.  By-Laws of the Company.

         (b)  Reports on Form 8-K.

              The Company filed no reports on Form 8-K during the three months ended March 31, 1994.

                                   Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Brunswick Corporation


May 12, 1994                            By /s/ Thomas K. Erwin



*Mr. Erwin is signing this report both as a duly authorized officer and as the chief accounting officer.