Form 10-Q
period 1994-06-30
BRUNSWICK CORP
filed 1994-08-10
CIK 14930

Form 10-Q

                       Securities and Exchange Commission
                            Washington, D. C.  20549


X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1994

Commission file number 1-1043


                             Brunswick Corporation
            (Exact name of registrant as specified in its charter)



              Delaware                                  36-0848180
      (State or other Jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)




    1 N. Field Ct., Lake Forest, Illinois                60045-4811

    (Address of principal executive offices)              (Zip Code)



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

  Yes  X        No

At August 4, 1994, there were 95,451,996 shares of the Company's Common Stock ($.75 par value) outstanding.


                           Part I- Financial Information

                           Item I-Financial Statements

                               Brunswick Corporation
                        Consolidated Results Of Operations
                          for the periods ended June 30
                    (dollars in millions, except per share data)
                                                  Quarter          Six Months
                                              ended June 30     ended June 30
                                              1994     1993     1994      1993
                                                          (unaudited)
Net sales                                   $ 748.2 $  589.0 $1,383.1 $ 1,131.8

Cost of sales                                 522.8    429.4    981.4     832.1
Selling, general and administrative           137.0    116.9    268.6     235.5

  Operating earnings                           88.4     42.7    133.1      64.2

Interest expense                               (6.9)    (7.3)   (13.3)    (14.5)
Interest income and other items, net            6.2      4.8      9.7       8.1

  Earnings before income taxes                 87.7     40.2    129.5      57.8

Income tax provision                           32.5     17.7     47.9      25.5

    Earnings from continuing operations before
     cumulative effect of accounting change    55.2     22.5     81.6      32.3

Earnings from discontinued operations             -      0.8        -         -

Cumulative effect on prior years
  of change in accounting principle
  for postemployment benefits                     -        -        -     (14.6)

    Net earnings                            $  55.2 $   23.3 $   81.6 $    17.7

Earnings (loss) per common share
  Continuing operations                     $  0.58 $   0.24 $   0.85 $    0.34
  Discontinued operations                         -     0.01        -         -
  Cumulative effect of change in accounting
    principle                                     -        -        -     (0.15)

    Net earnings per common share           $  0.58 $   0.25 $   0.85 $    0.19

Cash dividends declared per common share    $  0.11 $   0.11 $   0.22 $    0.22

The notes are an integral part of these consolidated statements.

                           Brunswick Corporation
                        Consolidated Balance Sheets
                 As of June 30, 1994 and December 31, 1993
                          (dollars in millions)
                                                                 June 30      December 31
                         Assets                                    1994           1993
Current assets                                                 (unaudited)
  Cash and cash equivalents, at cost, which
    approximates market                                       $      227.5  $       248.8
  Marketable securities                                               29.3              -
  Accounts and notes receivable, less allowances
    of $18.9 and $16.9                                               276.0          168.9
  Inventories                                                        344.6          321.4
  Prepaid income taxes                                               198.3          186.5
  Prepaid expenses                                                    21.4           24.1

       Current assets                                              1,097.1          949.7

Property
  Land                                                                61.2           60.9
  Buildings                                                          359.5          357.5
  Equipment                                                          741.3          720.9

                                                                   1,162.0        1,139.3
  Accumulated depreciation                                          (620.5)        (595.0)

      Property                                                       541.5          544.3

Other assets
  Dealer networks                                                    155.7          171.6
  Trademarks and other                                               102.2          106.7
  Excess of cost over net assets of businesses acquired              117.1          117.7
  Investments                                                         73.3           67.6

      Other assets                                                   448.3          463.6

  Assets of continuing operations                                  2,086.9        1,957.6
  Net assets of discontinued operations                               25.0           26.1

         Total assets                                         $    2,111.9  $     1,983.7

        Liabilities And Shareholders' Equity
Current liabilities
  Short-term debt, including current maturities               $       15.2  $        11.9
  Accounts payable                                                   142.4          122.8
  Accrued expenses                                                   458.2          404.5
  Income taxes payable                                                24.0           62.7

      Current liabilities                                            639.8          601.9

Long-term debt
  Notes, mortgages and debentures                                    322.3          324.5

Deferred items
  Income taxes                                                       121.3          103.9
  Postretirement and postemployment benefits                         132.6          126.9
  Compensation and other                                              23.4           22.1

      Deferred items                                                 277.3          252.9

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 100,687,992 shares
    at June 30, 1994 and December 31, 1993                            75.5           75.5
  Additional paid-in capital                                         261.3          261.4
  Retained earnings                                                  709.1          648.5
  Treasury stock, at cost: 5,247,583 shares at June 30,
    1994 and 5,430,523 shares at December 31, 1993                   (98.6)        (102.7)
  Minimum pension liability adjustment                                (6.7)          (6.7)
  Unearned portion of restricted stock
    issued for future services                                        (3.3)          (2.3)
  Cumulative translation adjustments                                   9.9            7.9
  Unamortized ESOP expense                                           (74.7)         (77.2)

      Common shareholders' equity                                    872.5          804.4

         Total liabilities and shareholders' equity           $    2,111.9  $     1,983.7

The notes are an integral part of these consolidated statements.

                             Brunswick Corporation
                     Consolidated Statements Of Cash Flows
                       for the six months ended June 30
                            (dollars in millions)
                                                                   1994      1993
                                                                     (unaudited)

Cash flows from operating activities
  Net earnings(loss)                                            $    81.6 $    17.7
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization by continuing operations         58.6      57.9
      Changes in noncash current assets and current
        liabilities of continuing operations                        (99.1)    (57.3)
      Increase in deferred items                                     23.7       8.0
      Other, net                                                      3.9      (1.1)
      Cumulative effect of change in accounting principle               -      14.6
      Decrease(Increase) in net assets of discontinued operations     1.7      (5.2)

        Net cash provided by operating activities                    70.4      34.6

Cash flows from investing activities
  Capital expenditures                                              (39.1)    (36.3)
  Investment in marketable securities                               (29.3)        -
  Proceeds from sales of property                                     3.6       3.5
  Investments in unconsolidated affiliates                           (0.3)     (0.2)
  Other, net                                                         (2.1)     (0.7)
  Net investing activities of discontinued operations                (0.5)     (0.9)

        Net cash used for investing activities                      (67.7)    (34.6)

Cash flows from financing activities
  Payments of long-term debt, including current maturities           (3.1)     (8.9)
  Cash dividends paid                                               (21.0)    (21.0)
  Other, net                                                          0.1      (4.0)

        Net cash used for financing activities                      (24.0)    (33.9)

Net decrease in cash and cash equivalents                           (21.3)    (33.9)
Cash and cash equivalents at January 1                              248.8     195.5

Cash and cash equivalents at June 30                            $   227.5 $   161.6

Supplemental cash flow disclosures:
  Interest paid                                                 $    12.2 $    14.9
  Income taxes paid, net of refunds                                  79.8      11.1


The notes are an integral part of these consolidated statements.

                              Brunswick Corporation
                   Notes To Consolidated Financial Statements
               June 30, 1994, December 31, 1993 and June 30, 1993
                                   (unaudited)
Note 1 - Accounting policies

This financial data has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in financial statements and footnotes prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Brunswick Corporation (the "Company") believes that the disclosures in these statements are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter and six-month periods ended June 30, 1994 and 1993. The 1994 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

The financial statements have been restated to segregate the results of the Company's discontinued Technical segment. The 1994 operating losses of the Technical Group have been charged against a reserve established at the time the decision to discontinue the segment was announced.

Results for the six months ended June 30, 1993 have been restated for the cumulative effect of the adoption of SFAS No. 112, which represented a change in accounting for employees' postemployment benefits and was adopted by the Company in 1993 retroactive to January 1, 1993.

Note 2 - Earnings per common share

Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 95.8 million and 95.2 million for the quarters ended June 30, 1994 and 1993, respectively, and 95.7 and 95.2 million for the six-month periods ended June 30, 1994 and 1993, respectively.

Note 3 - Inventories

Inventories, of which approximately fifty percent were valued using the LIFO method, consisted of the following at June 30, 1994 and December 31, 1993 (dollars in millions):
                                             June 30        December 31
                                               1994             1993
     Finished goods                           $203.4           $188.1
     Work in process                            73.1             79.1
     Raw materials                              68.1             54.2

        Inventories                           $344.6           $321.4


Note 4 - Consolidated common shareholders' equity
                                                                                 Minimum
                                          Additional                             Pension   Unearned Cumulative Unamortized
                              Common stock paid-in   Retained   Treasury stock liability restricted translation    ESOP
   (in millions)            Shares Amount  capital   earnings  Shares   Amount  adjustment   stock   adjustments  Expense

Balance, January 1, 1994    100.7   $75.5    $261.4    $648.5     (5.4) ($102.7)     ($6.7)    ($2.3)      $7.9      ($77.2)

Net Earnings                    -       -         -      81.6        -        -          -         -          -           -
Dividends declared ($.22 per
  common share)                 -       -         -     (21.0)       -        -          -         -          -           -
Compensation plans and other    -       -      (0.1)        -      0.2      4.1          -      (1.0)         -           -
Deferred Compensation-ESOP      -       -         -         -        -        -          -         -          -         2.5
Currency translation            -       -         -         -        -        -          -         -        2.0           -

Balance, June 30, 1994      100.7   $75.5    $261.3    $709.1     (5.2)  ($98.6)     ($6.7)    ($3.3)      $9.9      ($74.7)

Note 5 - Debt

Long-term debt at June 30, 1994 and December 31, 1993 consisted of the following (dollars in millions):
                                                   June 30       December 31
                                                     1994            1993
Notes, 8.125%, due 1997 (net of discounts
  of $0.1 and $0.2)                                 $ 99.9          $ 99.8
Mortgage notes and other, 3% to 10%,
  payable through 1999                                28.0            27.9
Debentures, 7.375%, due 2023,
  (net of discount of $0.9)                          124.1           124.1
Guaranteed ESOP debt, 8.13%, payable through 2004     75.6            78.0

                                                     327.6           329.8
Current maturities                                    (5.3)           (5.3)

      Long-term debt                                $322.3          $324.5

As of June 30, 1994, the Company and seventeen banks had a short-term credit agreement for $100 million and a long-term credit agreement for $300 million with termination dates of November 7, 1994 and December 31, 1996, respectively. With mutual agreement between the Company and the banks, the Company may extend both agreements. The short-term credit agreement may be extended each 364 day anniversary, but not beyond December 31, 1996. The long-term credit agreement contains two one-year extension options with the extension requests permitted on the first and second anniversaries, the first extension being November 8, 1994.

Under terms of the agreements, the Company has multiple borrowing options, including borrowings at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. Currently, the Company must pay a facility fee of 0.1875% on the short-term agreement and 0.25% on the long-term agreement.

Under the agreements, the Company is subject to interest coverage, net worth and leverage tests as well as a restriction on secured debt, as defined. On the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve-month basis. The ratio, on a cumulative twelve-month basis, was 6.7 to 1.0 at June 30, 1994. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00 and at June 30, 1994, this ratio was 0.28 to 1.00. The Company also is required to maintain shareholders' equity of at least $711.6 million, with the required level of shareholders' equity at December 31 of each year being increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of June 30, 1994. There were no borrowings under the agreements at June 30, 1994.

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

The Company has received a Grand Jury subpoena from the U.S. Attorney's Office in Abingdon, Virginia relating to an investigation of its quality control and inspection procedures of radomes for F-16 aircraft at its Marion, Virginia plant. The Company for the past two years has been fully cooperating with the investigation and does not believe that it has violated any laws, or that the investigation, once completed, will have a material impact on the Company. However, until these matters are resolved, the sale of the Company's Technical Group is being delayed.

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

Note 7 - Income Taxes

In January 1994, the Company reached an agreement with the U.S. Internal Revenue Service ("IRS") regarding its examination of the Company for the years 1985 and 1986. The issues of this examination dealt primarily with the deductibility of approximately $500 million of acquired intangible assets, which the IRS proposed to reclassify to non-deductible intangible assets.
Under the terms of the agreement, the IRS has agreed to allow amortization deductions for virtually all of the acquired intangible assets, and the Company has agreed to increase the amortizable lives of most of the acquired intangible assets.

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

Note 8 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarter and six-month periods ended June 30, 1994 and 1993.
                                    Quarter Ended June 30
                            1994                          1993
                        Net        Operating          Net     Operating
                       Sales       Earnings          Sales    Earnings
Marine               $ 563.0       $   79.0       $  431.9     $  32.2
Recreation             185.2           22.0          157.1        17.7

 Segments              748.2          101.0          589.0        49.9
Corporate                  -          (12.6)             -        (7.2)

  Consolidated       $ 748.2       $   88.4       $  589.0     $  42.7

                                  Six-Months Ended June 30
                            1994                          1993
                        Net        Operating          Net     Operating
                       Sales       Earnings          Sales    Earnings
Marine               $1,020.5       $  108.3       $  804.4     $  33.1
Recreation              362.6           48.5          327.4        47.1

 Segments             1,383.1          156.8        1,131.8        80.2
Corporate                   -          (23.7)             -       (16.0)

  Consolidated       $1,383.1       $  133.1       $1,131.8     $  64.2

                      Management's Discussion and Analysis
                   Cash Flow, Liquidity and Capital Resources

For the six months ended June 30, 1994, cash and cash equivalents decreased $21.3 million compared to a decrease of $33.9 million in the first six months of 1993. Net cash provided by operating activities increased to $70.4 million for the first six months of 1994 from the $34.6 million in the same period of 1993. The increase in cash provided by operating activities was a result of the increase in net earnings to $81.6 million from $17.7 million in 1993, which was partially offset by increased non-cash working capital requirements for accounts receivable, inventory, accounts payable and a payment to the IRS in settlement of a dispute relating to the years 1985 and 1986 (as discussed on page 8, Note 7).

Net cash used for investing activities in the first six months of 1994 increased $33.1 million to $67.7 million from the $34.6 million in the comparable period of 1993 primarily as a result of investing $29.3 million in marketable securities with maturities greater than 90 days.

Net cash used for financing activities decreased to $24.0 million in the first six months of 1994 from $33.9 million in the same period of 1993. The decrease resulted primarily from decreased payments on long-term debt.

Working capital at June 30, 1994 was $457.3 million compared to $347.8 million at December 31, 1993. The Company's current ratio was 1.7 at June 30, 1994 compared to 1.6 at December 31, 1993.

Total debt at June 30, 1994 was $337.5 million compared to $336.4 million at December 31, 1993. The Company's debt-to-capitalization ratio was 27.9% at June 30, 1994 compared to 29.5% at December 31, 1993.

The Company maintains a $100 million short-term and a $300 million long-term line of credit agreement with a group of banks. For an explanation of the agreement and a discussion of the specific covenant restrictions, see page 6,
Note 5 - Debt.

Capital expenditures for the first six months of 1994 were $39.1 million compared to $36.3 million for the comparable period of 1993. The Company believes that operating cash flows and existing cash balances, supplemented when necessary with short and/or long-term borrowings, will continue to provide the financial resources necessary for capital expenditures and working capital requirements.

                      Management's Discussion and Analysis
                              Results of Operations
               Second Quarter and First Six Months of 1994 vs. 1993
Net Sales

Consolidated net sales from continuing operations for the second quarter of 1994 increased 27% to $748.2 million from $589.0 million in the second quarter of 1993. For the six months ended June 30, 1994, net sales from continuing operations improved 22% to $1,383.1 million from $1,131.8 million for the same period of 1993. The Marine and Recreation segments each contributed to the increases in both periods.

The Marine segment net sales for the second quarter of 1994 increased 30% to $563.0 million from $431.9 million for the same period of 1993. For the six months ended June 30, 1994, net sales improved to $1,020.5 million, or 27%, over the first six months of 1993. For the quarter ended June 30, 1994, domestic sales increased 36% while international sales increased 14%. For the six months ended June 30, 1994, domestic sales improved 32% and international sales rose 12% over prior year levels. Worldwide demand for marine engines and boats was responsible for the increases in both reporting periods. Dealer inventories have declined due to the strong increase in retail sales in the quarter and six month periods.

The Recreation segment's net sales for the second quarter of 1994 rose 18% to $185.2 million from $157.1 million for the same period of 1993. For the six months ended June 30, 1994, net sales increased 11% to $362.6 million compared to $327.4 million in 1993. The increase in second quarter and six months' net sales resulted primarily from increased demand for the products of the Zebco Division and continued strong demand in international markets, principally, the Far East and Europe, for bowling capital equipment of the Brunswick Division. Although the BRC Division's sales increased by 1% in the second quarter, the Division's six-month sales declined slighty from 1993 levels due to reduced bowling lineage as a result of the severe winter weather experienced in many sections of the United States and Canada, and the California earthquake, which closed several recreation centers in the first quarter of 1994.

Operating Earnings

For the second quarter of 1994, operating earnings from continuing operations rose to $88.4 million from $42.7 million in the second quarter of 1993. For the six months ended June 30, 1994, operating earnings were $133.1 million compared to $64.2 million for the same period of 1993.

The Marine segment reported operating earnings of $79.0 million for the second quarter of 1994 compared to $32.2 million for the same period of 1993. For the six-months ended June 30, 1994, operating earnings increased to $108.3 million from the $33.1 million in the comparable period of 1993. In both periods, the domestic and international sales increases discussed previously, combined with a more favorable product mix and the benefits of the cost reductions and consolidation programs that began in 1989 resulted in the improvement.

The Recreation segment operating earnings rose to $22.0 million in the second quarter of 1994 from $17.7 million in the same period of 1993. For the six months ended June 30, 1994, operating earnings were $48.5 million compared to $47.1 million in the 1993 period. The increase in both reporting periods resulted primarily from the sales increase at the Zebco Division offset by increased start-up costs associated with new business projects, both internationally and domestically, and an operating loss in the golf unit at the Brunswick Division, and start-up costs associated with the BRC Division's Circus World Pizza operations.

Corporate expenses for the second quarter ended June 30, 1994 increased to $12.6 million from $7.2 million in 1993 and for the six months ended June 30, 1994 increased to $23.7 million from $16.0 million in 1993 primarily due to a second quarter charge for severance of $1.6 million, losses on interest rate swaps of $1.0 million in each of the two quarters of 1994 and increased incentive compensation expenses of $0.5 million and $0.6 million in the first and second quarters of 1994, respectively.

Interest Expense and Other Items, Net

Interest expense for the first six months of 1994 declined to $13.3 million from $14.5 million in the same period of 1993. The decline resulted primarily from average lower levels of ESOP and other debt, and reduced interest expense on the $125 million 7.375% debentures that were issued on August 25, 1993 versus the $100 million 9.875% sinking fund debentures that were redeemed on August 9, 1993. For the second quarter 1994, interest income and other items, net increased to $6.2 million from $4.8 million for the same period of 1993 primarily from increased foreign currency gains and interest income. For the six months ended June 30, 1994, interest income and other items, net increased to $9.7 million from the $8.1 million for the same period of 1993 primarily due to increases in equity in earnings from unconsolidated affiliates and interest income.

Income Taxes

The effective tax rate from continuing operations for the second quarter and first six months of 1994 was 37% compared to 44% for the same periods of 1993. The decline in the effective tax rate resulted primarily from increased tax credits and the impact of tax rates on the mix of the Company's income, as well as the settlement of a dispute with the IRS, as discussed in Note 7 on page 8. The effective tax rate for both periods exceeds the statutory rate due to the impact of nondeductible permanent differences and the effect of higher foreign tax rates.

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits.

              None.

         (b)  Reports on Form 8-K.

                    The Company filed no reports on Form 8-K during the
              three months ended June 30, 1994.

                                     SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BRUNSWICK CORPORATION


August 9, 1994                             By /s/ Thomas K. Erwin *


*Mr. Erwin is signing this report both as a duly authorized officer and as the chief accounting officer.