Form 10-Q
period 1994-09-30
BRUNSWICK CORP
filed 1994-11-14
CIK 14930

Form 10-Q

                       Securities and Exchange Commission
                            Washington, D. C.  20549


X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1994

Commission file number 1-1043

                             Brunswick Corporation
            (Exact name of registrant as specified in its charter)


              Delaware                                     36-0848180
      (State or other Jurisdiction of                   (I.R.S. Employer)
       incorporation or organization)                  Identification No.)


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

  Yes  X        No

At November 7, 1994, there were 95,441,633 shares of the Company's Common Stock ($.75 par value) outstanding.


                           Part I- Financial Information

                           Item I-Financial Statements

                               Brunswick Corporation
                        Consolidated Results Of Operations
                        for the periods ended September 30
                    (dollars in millions, except per share data)
                                                Quarter           Nine Months
                                           ended September 30 ended September 30
                                              1994     1993     1994      1993
                                                          (unaudited)
Net sales                                   $ 662.1 $  539.4 $2,045.2 $ 1,671.2

Cost of sales                                 485.0    405.3  1,466.4   1,237.4
Selling, general and administrative           127.7    111.9    396.3     347.4

  Operating earnings                           49.4     22.2    182.5      86.4

Interest expense                               (7.0)    (6.3)   (20.3)    (20.8)
Interest income and other items, net            1.6      2.9     11.3      11.0

  Earnings before income taxes                 44.0     18.8    173.5      76.6

Income tax provision                           14.6      3.6     62.5      29.1

    Earnings from continuing operations before
     extraordinary item and cumulative effect
     of accounting change                      29.4     15.2    111.0      47.5

Earnings from discontinued operations             -        -        -         -

Extraordinary loss from retirement of
  debt, net of tax effect of $2.8 million         -     (4.6)       -      (4.6)

Cumulative effect on prior years
  of change in accounting principle
  for postemployment benefits                     -        -        -     (14.6)

    Net earnings                            $  29.4 $   10.6 $  111.0 $    28.3

Earnings (loss) per common share
  Continuing operations                     $  0.31 $   0.16 $   1.16 $    0.50
  Discontinued operations                         -        -        -         -
  Extraordinary item                              -    (0.05)       -     (0.05)
  Cumulative effect of change in accounting
    principle                                     -        -        -     (0.15)

    Net earnings per common share           $  0.31 $   0.11 $   1.16 $    0.30

Cash dividends declared per common share    $  0.11 $   0.11 $   0.33 $    0.33

The notes are an integral part of these consolidated statements.

                           Brunswick Corporation
                        Consolidated Balance Sheets
                 As of September 30, 1994 and December 31, 1993
                          (dollars in millions)
                                                               September 30   December 31
                         Assets                                    1994           1993
Current assets                                                 (unaudited)
  Cash and cash equivalents, at cost, which
    approximates market                                       $      200.7  $       248.8
  Marketable securities                                               41.7              -
  Accounts and notes receivable, less allowances
    of $19.2 and $16.9                                               249.7          168.9
  Inventories                                                        385.5          321.4
  Prepaid income taxes                                               210.9          186.5
  Prepaid expenses                                                    45.0           24.1

       Current assets                                              1,133.5          949.7

Property
  Land                                                                61.3           60.9
  Buildings                                                          363.7          357.5
  Equipment                                                          756.4          720.9

                                                                   1,181.4        1,139.3
  Accumulated depreciation                                          (637.0)        (595.0)

      Property                                                       544.4          544.3

Other assets
  Dealer networks                                                    147.8          171.6
  Trademarks and other                                               114.2          106.7
  Excess of cost over net assets of businesses acquired              119.0          117.7
  Investments                                                         75.5           67.6

      Other assets                                                   456.5          463.6

  Assets of continuing operations                                  2,134.4        1,957.6
  Net assets of discontinued operations                               21.0           26.1

         Total assets                                         $    2,155.4  $     1,983.7

        Liabilities And Shareholders' Equity

Current liabilities
  Short-term debt, including current maturities               $       12.5  $        11.9
  Accounts payable                                                   147.9          122.8
  Accrued expenses                                                   465.2          404.5
  Income taxes payable                                                24.2           62.7

      Current liabilities                                            649.8          601.9

Long-term debt
  Notes, mortgages and debentures                                    321.6          324.5

Deferred items
  Income taxes                                                       120.0          103.9
  Postretirement and postemployment benefits                         136.3          126.9
  Compensation and other                                              32.1           22.1

      Deferred items                                                 288.4          252.9

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 100,687,992 shares
    at September 30, 1994 and December 31, 1993                       75.5           75.5
  AdditioA AdditioAdditional paid-in capital                                         261.4          261.4
  Retained earnings                                                  728.0          648.5
  Treasury stock, at cost: 5,249,623 shares at September
    30, 1994 and 5,430,523 shares at December 31, 1993               (98.5)        (102.7)
  Minimum pension liability adjustment                                (6.7)          (6.7)
  Unearned portion of restricted stock
    issued for future services                                        (2.6)          (2.3)
  Cumulative translation adjustments                                  12.0            7.9
  Unamortized ESOP expense                                           (73.5)         (77.2)

      Common shareholders' equity                                    895.6          804.4

         Total liabilities and shareholders' equity           $    2,155.4  $     1,983.7

The notes are an integral part of these consolidated statements.

                             Brunswick Corporation
                     Consolidated Statements Of Cash Flows
                     for the nine months ended September 30
                            (dollars in millions)

                                                                   1994      1993
                                                                          (unaudited

Cash flows from operating activities
  Net earnings                                                  $   111.0 $    28.3
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization by continuing operations         87.4      83.8
      Changes in noncash current assets and current
        liabilities of continuing operations                       (138.2)    (48.6)
      Increase in deferred items                                     34.1       8.8
      Other, net                                                     (3.9)      4.3
      Cumulative effect of change in accounting principle               -      14.6
      Decrease(Increase) in net assets of discontinued operations     5.9      (0.9)

        Net cash provided by operating activities                    96.3      90.3

Cash flows from investing activities
  Payments for businesses acquired                                   (7.1)     (2.1)
  Capital expenditures                                              (60.3)    (56.9)
  Investment in marketable securities                               (41.7)        -
  Proceeds from sales of property                                     4.5       4.6
  Investments in unconsolidated affiliates                           (0.5)     (1.4)
  Other, net                                                         (0.6)      0.4
  Net investing activities of discontinued operations                (0.8)     (1.5)

        Net cash used for investing activities                     (106.5)    (56.9)

Cash flows from financing activities
  Payments of long-term debt, including current maturities           (3.9)   (114.8)
  Proceeds from issuance of long-term debt                              -     122.9
  Cash dividends paid                                               (31.5)    (31.4)
  Other, net                                                         (2.5)      0.8

        Net cash used for financing activities                      (37.9)    (22.5)

Net increase (decrease) in cash and cash equivalents                (48.1)     10.9
Cash and cash equivalents at January 1                              248Cash and cash equivalents at September 30
Cash and cash equivalents at September 30                       $   200.7 $   206.4
                  $    22.1 $    21.9
  Income taxes paid, net of refunds                                 109.1      13.3

The notes are an integral part of these consolidated statements.

                              Brunswick Corporation
                   Notes To Consolidated Financial Statements
          September 30, 1994, December 31, 1993 and September 30, 1993
                                 (unaudited)


Note 1 - Accounting policies

This financial data has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in financial statements in accordance with generally accepted accounting principles, have been condensed or omitted. Brunswick Corporation (the "Company") believes that the disclosures in these statements are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter and nine-month periods ended September 30, 1994 and 1993. The 1994 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

The financial statements segregate the results of the Company's discontinued Technical segment. The 1994 and 1993 operating results of the Technical Group have been charged against a reserve established at the time the decision to discontinue the segment was announced.

Results for the nine months ended September 30, 1993 have been restated for the cumulative effect of the adoption of SFAS No. 112, which represented a change in accounting for employees' postemployment benefits and was adopted by the Company in 1993 retroactive to January 1, 1993.

Note 2 - Earnings per common share

Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 95.8 million and 95.2 million for the quarters ended September 30, 1994 and 1993, respectively, and 95.8 and 95.2 million for the nine-month periods ended September 30, 1994 and 1993, respectively.

Note 3 - Inventories

Inventories, of which approximately fifty percent were valued using the LIFO method, consisted of the following at September 30, 1994 and December 31, 1993 (dollars in millions):
                                           September 30     December 31
                                               1994             1993

     Finished goods                           $218.0           $188.1
     Work in process                            86.8             79.1
     Raw materials                              80.7             54.2

       Inventories                            $385.5           $321.4


Note 4 - Consolidated common shareholders' equity
                                                                                 Minimum
                                          Additional                             pension   Unearned  Cumulative Unamortized
                             Common stock  paid-in   Retained  Treasury stock   liability restricted translation    ESOP
   (in millions)            Shares Amount  capital   earnings  Shares   Amount  adjustment   stock   adjustments  Expense

Balance, January 1, 1994    100.7   $75.5    $261.4    $648.5     (5.4) ($102.7)     ($6.7)    ($2.3)      $7.9      ($77.2)

Net Earnings                    -       -         -     111.0        -        -          -         -          -           -
Dividends declared ($.33 per
  common share)                 -       -         -     (31.5)       -        -          -         -          -           -
Compensation plans and other    -       -                   -      0.2      4.2          -      (0.3)         -           -
Deferred Compensation-ESOP      -       -         -         -        -        -          -         -          -         3.7
Currency translation            -       -         -         -        -        -          -         -        4.1           -

Balance, September 30, 1994 100.7   $75.5    $261.4    $728.0     (5.2)  ($98.5)     ($6.7)    ($2.6)     $12.0      ($73.5)

Note 5 - Debt

Long-term debt at September 30, 1994 and December 31, 1993 consisted of the following (dollars in millions):
                                                 September 30    December 31
                                                     1994            1993
Notes, 8.125%, due 1997 (net of discounts
  of $0.1 and $0.2)                                 $ 99.9          $ 99.8
Mortgage notes and other, 3% to 10%,
  payable through 1999                                27.2            27.9
Debentures, 7.375%, due 2023,
  (net of discount of $0.9)                          124.1           124.1
Guaranteed ESOP debt, 8.13%, payable through 2004     75.6            78.0

                                                     326.8           329.8
Current maturities                                    (5.2)           (5.3)

      Long-term debt                                $321.6          $324.5

As of September 30, 1994, the Company and seventeen banks had a short-term credit agreement for $100 million and a long-term credit agreement for $300 million. With mutual agreement between the Company and the banks, both the short-term and long-term credit agreements may be extended.

On November 7, 1994, both agreements were amended to reduce facility fees, extend maturities and reduce spreads on borrowing options. The termination date of the short-term agreement was extended to November 6, 1995 and the long-term agreement was extended to December 31, 1999.

Under terms of the amended agreements, the Company has multiple borrowing options, including borrowings at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. Currently, the Company must pay a facility fee of 0.10% on the short-term agreement and 0.15% on the long-term agreement.

Under the agreements, the Company is subject to interest coverage, net worth and leverage tests as well as a restriction on secured debt, as defined. On the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve-month basis. The ratio, on a cumulative twelve-month basis, was 7.8 to 1.0 at September 30, 1994. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00 and at September 30, 1994, this ratio was 0.27 to 1.00.

The Company is also required to maintain shareholders' equity of least $711.6 million, with the required level of shareholders' equity at December 31 of each year being increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of September 30, 1994. There were no borrowings under the agreements at September 30, 1994.

On September 30, 1994, the Company terminated interest rate swap agreements totaling $200 million to recognize the loss on these agreements currently for tax purposes and to shorten the duration of these agreements. The agreements hedged a portion of the Company's fixed rate debt. A deferred loss of $10.1 million is being amortized over the original terms of the interest rate swap agreements. The Company replaced these agreements with interest rate swap agreements totaling $200 million that contain revised rates, shorter terms and new counterparties. The Company subsequently terminated these agreements on October 28, 1994.

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

The Company has received a Grand Jury subpoena from the U.S. Attorney's Office in Abingdon, Virginia relating to an investigation of its quality control and inspection procedures of radomes for F-16 aircraft at its Marion, Virginia plant. The Company and the U.S. Attorney are discussing the settlement of this matter, and the Company does not expect any settlement to have a material adverse impact on the Company. Until this matter is resolved, the sale of the Company's Technical Group is being delayed.

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

Note 8 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarter and nine-month periods ended September 30, 1994 and 1993.
                                   Quarter Ended September 30
                              1994                        1993
                        Net        Operating          Net    Operating
                       Sales       Earnings          Sales   Earnings

Marine               $ 504.0       $   48.5       $  394.5    $   20.1
Recreation             158.1           12.2          144.9        10.2

 Segments              662.1           60.7          539.4        30.3
Corporate                  -          (11.3)             -        (8.1)

  Consolidated        $662.1        $  49.4       $  539.4     $  22.2

                               Nine-Months Ended September 30
                             1994                          1993
                        Net        Operating          Net     Operating
                       Sales       Earnings          Sales    Earnings
Marine               $1,524.5       $  156.8       $1,198.9     $  53.2
Recreation              520.7           60.7          472.3        57.3

 Segments             2,045.2          217.5        1,671.2       110.5
Corporate                   -          (35.0)             -       (24.1)

  Consolidated       $2,045.2       $  182.5       $1,671.2     $  86.4

                       Management's Discussion and Anaysis
                    Cash Flow, Liquidity and Capital Resources

For the nine months ended September 30, 1994, cash and cash equivalents decreased $48.1 million compared to an increase of $10.9 million in the first nine months of 1993. Net cash provided by operating activities increased to $96.3 million for the first nine months of 1994 from the $90.3 million in the same period of 1993. The increase in cash provided by operating activities was a result of the increase in net earnings to $111.0 million from $28.3 million in 1993, which was partially offset by increased non-cash working capital requirements for accounts receivable and inventory and a payment to the IRS in settlement of a dispute relating to the years 1985 and 1986 (as discussed on page 8, Note 7).

Net cash used for investing activities in the first nine months of 1994 increased to $106.5 million from $56.9 million in the comparable period of 1993 primarily as a result of investing $41.7 million in marketable securities with maturities greater than 90 days.

Net cash used for financing activities increased to $37.9 million in the first nine months of 1994 from $22.5 million in the same period of 1993. The net cash used increased primarily because the 1993 financing activity includes $13.8 million, net from the sale of the 7 3/8% debentures in August 1993, less the redemption of the 9 7/8% debentures.

Working capital at September 30, 1994 was $483.7 million compared to $347.8 million at December 31, 1993. The Company's current ratio was 1.7 at September 30, 1994 compared to 1.6 at December 31, 1993.

Total debt at September 30, 1994 was $334.1 million compared to $336.4 million at December 31, 1993. The Company's debt-to-capitalization ratio was 27.2% at September 30, 1994 compared to 29.5% at December 31, 1993.

The Company maintains a $100 million short-term and a $300 million long-term line of credit agreement with a group of banks. For an explanation of the agreement and a discussion of the specific covenant restrictions, see page 6,
Note 5 - Debt.

Capital expenditures for the first nine months of 1994 wer $60.3 million compared to $56.9 million for the comparable period of 1993. The Company believes that operating cash flows and existing cash balances, supplemented when necessary with short and/or long-term borrowings, will continue to provide the financial resources necessary for capital expenditures and working capital requirements.

                      Management's Discussion and Analysis
                             Results of Operations
              Third Quarter and First Nine Months of 1994 vs. 1993

Net Sales

Consolidated net sales for the third quarter of 1994 rose 23% to $662.2 million from $539.5 million in the third quarter of 1993. For the nine months ended September 30, 1994, net sales from continuing operations improved 22% to $2,045.2 million from $1,671.2 million for the same period of 1993. The improvements in both reporting periods were the result of increases in both the Marine and Recreation segments.

The Marine segment net sales for the third quarter of 1994 were $504.0 million compared to $394.5 million in the 1993 period, or an increase of 28%. For the nine months ended September 30, 1994, net sales improved to $1,524.5 million, or 27%, over the first nine months of 1993. For the quarter ended September 30, 1994, international sales increased 29% and domestic sales increased 27% over the prior year. The quarterly improvement was led by strong international demand for marine engines and continued improvement in demand for boats worldwide. For the nine months ended September 30, 1994, domestic sales improved 30% and international sales rose 16% over prior year levels.
Worldwide demand for marine engines and boats was responsible for the increase. Dealer inventories have risen slighty due to their stocking to meet increased retail sales demand, but remain at relatively low levels.

The Recreation segment's third quarter net sales increased 9% to $158.1 million from $144.9 million for the same period of 1993. For the nine months ended September 30, 1994, net sales rose 10% to $520.7 million compared to $472.3 million in 1993. The increase in third quarter 1994 sales resulted primarily from continued increased international demand for Brunswick Division's bowling capital equipment in European and Asian markets. The Zebco and BRC Divisions third quarter sales were relatively flat compared to the 1993 quarter. For the nine months the sales increase also resulted primarily from the Brunswick Division's increased international bowling capital equipment sales and from strong domestic sales by the Zebco Division in the second quarter of 1994. BRC Division sales are flat compared to the 1993 levels due to reduced bowling lineage as a result of the severe winter weather experienced in many sections of the United States and Canada, and the California earthquake, which closed several recreation centers in the first quarter of 1994.

Operating Earnings

For the third quarter of 1994, operating earnings were $49.4 million compared to $22.2 million in the third quarter of 1993. For the nine months ended September 30, 1994, operating earnings rose to $182.5 million compared to $86.4 million for the same period of 1993.

The Marine segment reported operating earnings of $48.5 million for the third quarter of 1994 compared to $20.1 million for the same period of 1993. For the nine months ended September 30, 1994, operating earnings increased to $156.8 million from the $53.2 million in the comparable period of 1993.

For both reporting periods, the previously discussed domestic and international sales increases, a more favorable product mix and the benefits of the cost reductions ations and consolidation programs that began in 1989 accounted for the improvement.

The Recreation segment operating earnings increased 20% to $12.2 million in the third quarter of 1994 from $10.2 million in the same period of 1993. For the nine months ended September 30, 1994, operating earnings were $60.7 million compared to $57.3 million in the 1993 period. The operating earnings increase in the third quarter resulted from the sales increases discussed previously offset in part by Zebco Division's reduced earnings, reflecting lower margins domestically and disappointing international results. BRC division's operating results improved slightly. For the nine month period, the operating earnings increase is attributable to the sales increases discussed previously, offset in part by the operating losses experienced by the golf unit of the Brunswick division and start-up costs associated with the BRC division's new Circus World Pizza operations.

Corporate expenses increased to $11.3 million in the third quarter of 1994 from $8.1 million in 1993. The increase was primarily due to increased compensation related expenses of $1.7 million and losses on interest rate swaps of $0.7 million. For the nine months ended September 30, 1994 corporate expenses increased to $35.0 million from $24.1 million in 1993 primarily due to losses on interest rate swaps of $2.8 million, increased compensation related expenses of $3.5 million and a second quarter severance charge of $1.6 million.

Interest Expense and Other Items, Net

Interest expense for the first nine months of 1994 declined to $20.3 million from $20.8 million in the same period of 1993. The decline resulted primarily from lower average levels of ESOP and other debt, and reduced interest expense on the $125 million 7.375% debentures that were issued on August 25, 1993 versus the $100 million 9.875% sinking fund debentures that were redeemed on August 9, 1993. For the third quarter 1994, interest income and other items, net decreased to $1.6 million from $2.9 million for the same period of 1993 primarily due to increased foreign currency losses. For the nine months ended September 30, 1994, interest income and other items, net of $11.3 million was flat compared to 1993 primarily as the increased foreign currency losses in the third quarter of 1994 offset increased equity in earnings of unconsolidated affiliates and interest income reported for the first six months of 1994.

Income Taxes

The effective tax rate from continuing operations for first nine months of 1994 was 36% compared to 38% for the same period of 1993. The decline in the effective tax rate resulted primarily from increased tax credits and the impact of tax rates on the mix of the Company's income, as well as the settlement of a dispute with the IRS, as discussed in Note 7 on page 8. The effective tax rate for both periods exceeds the statutory rate due to the impact of nondeductible permanent differences and the effect of higher foreign tax rates. The effective tax rate from continuing operations for the third quarter of 1994 was 33% compared to 19% for the same period of 1993. The 1994 third quarter rate reflects the adjustment to an effective tax rate of 36% at September 30, 1994 from the 37% effective rate used for the six months ended June 30, 1994. The 1993 third quarter tax rate benefited from a reduction in the nine month effective tax rate to 38% from 44% used for the first six months as a result of changes to the U.S. Federal income tax l

                           Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

                    The Company filed no reports on Form 8-K during the three
              months ended September 30, 1994.

                                   Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Brunswick Corporation



November 9, 1994                        By /s/ Thomas K. Erwin, Controller

*Mr. Erwin is signing this report both as a duly authorized officer and as the chief accounting officer.