Form 10-K
period 1994-12-31
BRUNSWICK CORP
filed 1995-03-23
CIK 14930

Securities and Exchange Commission
                          Washington, D.C. 20549


                              Form 10-K

                Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1994

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of March 14, 1995, the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant was $1,877,974,003. Such number excludes stock beneficially owned by officers and directors.
This does not constitute an admission that they are affiliates.

    The number of shares of Common Stock($.75 par value) of the registrant outstanding as of March 14, 1995, was 95,722,505.

                  Documents Incorporated by Reference

    Part III of this Report on Form 10-K incorporates by reference certain information from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 26, 1995.

                              Part I

                         Item 1.  Business


Brunswick Corporation (the "Company") is organized into seven divisions with operations in two industry segments: Marine and Recreation. Segment information is contained in Note 9 on page 34.

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

The Mercury Marine Division manufactures and sells Mercury, Mariner and Force outboard motors, MerCruiser gasoline and diesel inboard and stern drive engines, and the Sport-Jet water-jet system. Outboard motors are sold through marine dealers for pleasure craft and commercial use and to the Company's US Marine, Sea Ray and Fishing Boat Divisions. The MerCruiser engines and the water-jet systems are sold principally to boatbuilders, including the Company's US Marine, Sea Ray and Fishing Boat Divisions.

New Environmental Protection Agency guidelines that become effective in mid-1997 call for reduced hydrocarbon emissions in marine engines over a nine-year period. Two cycle outboard engines are the principal engines which do not meet the proposed EPA guidelines. Stern drive engines are four cycle engines, which with only minor modifications will satisfy the EPA guidelines. Mercury Marine expects to meet or exceed the proposed emission standards.

Four stroke outboard engines in the 5 to 100 horsepower range which meet the EPA guidelines can be developed with existing technology. In 1994, in anticipation of the impending EPA requirements, Mercury Marine introduced a four-cycle 9.9 horsepower outboard and in early 1995 began production of a 50 horsepower four cycle outboard which will satisfy the EPA guidelines. Mercury Marine has an agreement with Yamaha Motors Co., Ltd. to co-develop additional four stroke outboard engines. Also, in early 1995 Mercury formed a joint venture with Orbital Engine Corporation, Ltd., of Australia to design, manufacture and market fuel systems for low emission, two cycle outboard engines. Called SEFIS (Small Engine Fuel Injection Systems), this new technology will be employed on a significant range of Mercury Marine outboards. Another direct fuel injection method to lower hydrocarbon emissions in two cycle outboard engines is also being evaluated.

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

The US Marine Division builds and sells several brands of fiberglass pleasure and fishing boats, ranging in size from 14 to 47 feet. Bayliner is the Division's oldest and most well known brand, with offerings that include jet powered boats, family runabouts, cabin cruisers, sport fishing boats and luxury motor yachts. Other brands include Maxum (runabouts and cabin cruisers), Trophy and Robalo (sport fishing boats), and Quantum (freshwater fishing boats).

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

The Fishing Boat Division manufactures and sells fiberglass and aluminum boats for the sport fishing and recreational boating markets. Some of these boats are equipped with Mercury, Mariner or Force outboard motors at the factory and are sold in boat-motor-trailer packages by marine dealers. The Fishing Boat Division's boats are sold through dealers under the Astro, Fisher, MonArk, Procraft, Starcraft, Spectrum and Wahoo! trademarks.

The Company has a minority interest in Tracker Marine, L.P., a limited partnership, which manufactures and markets boats, motors, trailers and accessories. The Company has various agreements with Tracker Marine, L.P., including contracts to supply outboard motors, trolling motors and various other Brunswick products for Tracker Marine boats.

The Company's Marine segment sales to unaffiliated customers include sales of the following principal products for the three years ended December 31, 1994, 1993, and 1992:

                        (in millions, unaudited)
                      1994        1993        1992

    Boats          $  956.6    $  754.5     $  751.0
    Engines         1,034.1       816.7        765.1

                   $1,990.7    $1,571.2     $1,516.1

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

The Zebco Division manufactures, assembles, purchases and sells spincast, spinning and baitcast fishing reels, rods, reel/rod combinations, Martin fly reels and reel/rod combinations, and accessories. The Division also manufactures and sells electric trolling motors for fishermen and for use by boat manufacturers, including Marine segment operations. In August 1994 the Zebco Division acquired Swivl-Eze Marine Products, Inc. which manufactures fishing pedestals and ski tows and pylons.

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

The Brunswick Division has a 50% interest in Nippon Brunswick
K. K., which sells bowling equipment and operates bowling centers in Japan. In 1994, the Division entered into joint ventures to build, own and operate bowling centers in China and Korea and to sell bowling equipment in China. The Division has other joint ventures (i) to build, own and operate bowling centers in Brazil and Thailand; (ii) to sell bowling equipment in Thailand; and (iii) to build, own and operate recreation centers containing the Q-Zar laser tag game and to sell Q-Zar laser tag equipment in Brazil and Mexico. The Division also has the rights to sell Q-Zar laser game equipment in Korea and Taiwan.

The Brunswick Recreation Centers Division operates 126 recreation centers worldwide. Recreation centers are bowling centers which offer, in varying degrees depending on size and location, the following additional activities and services: billiards and other family games, children's playrooms, restaurants and cocktail lounges. The Company owns most of its recreation centers.

The Division also operates seven Circus World Pizza facilities which contain children's play and entertainment areas and restaurants which serve pizza.

Among the Company's trademarks in the recreation field are Zebco, Quantum, Pro Staff, Classic and Martin fishing equipment, Motorguide, Stealth and Thruster electric trolling motors, Swivl-Eze fishing pedestals and ski tows and pylons, Brunswick Recreation Centers, Circus World Pizza, Leiserv, Brunswick, AS-90, Armor Plate 3000, Anvilane, Ballwall, Guardian, Perry-Austen, Rhino, GS-10, Systems 2000, BowlerVision and Colorvision bowling equipment, and Brunswick Golf and Precision FM golf club shafts. Browning S.A. has licensed the Zebco Division to manufacture and sell Browning fishing equipment. Recreation products are distributed, mainly under these trademarks, to mass merchants, distributors, dealers, bowling centers, and retailers by the Company's salesmen and manufacturers' representatives and to the recreation centers operated by the Company. Recreation products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise.

                       Discontinued operations

On December 1, 1994, the Company announced it had executed a contract for the sale of substantially all the assets of the Technical Group. The transaction is expected to be closed in the first half of 1995. The Company and the buyer have settled with the government all issues related to the Federal Grand Jury investigation of the Company's Marion, Virginia facility. Excluded from the transaction are the assets associated with the Company's facility in Costa Mesa, California. Negotiations for the sale of these assets are continuing. The Technical Group operations are considered and have been accounted for as discontinued operations.

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

                            Raw materials

Many different raw materials are purchased from various sources.
At the present time, no critical raw material shortages are anticipated in either of the Company's industry segments. General Motors Corporation is a significant supplier of the gasoline engine blocks used to manufacture the Company's gasoline stern drives.

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

The Company has many trademarks associated with its various divisions and applied to its products. Many of these trademarks are well known to the public and are considered valuable assets of the Company. Significant trademarks are listed on pages 2-4 herein.

                            Order backlog

Order backlog is not considered to be a significant factor in the businesses of the Company, except for bowling capital equipment. The backlog of bowling capital equipment at December 31, 1994 was $35 million, and the Company expects to fill all of such orders during 1995. The backlog of bowling capital equipment at December 31, 1993 was $47 million.

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

                      Research and development

Company-sponsored research activities, relating to the development of new products or to the improvement of existing products, are shown below:

                                       (in millions)
                                1994       1993       1992

    Marine                      $67.0      $59.3      $47.2
    Recreation Products          12.5       10.5        9.1

                                $79.5      $69.8      $56.3

                         Number of employees

The number of employees at December 31, 1994 is shown below by industry segment:

               Marine               13,600
               Recreation            7,000
               Corporate               200

                                    20,800

There are approximately 900 employees in the Recreation segment and 2,500 employees in the Marine segment who are represented by labor unions. The Company believes that relations with the labor unions are good.

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

The Company's plants currently are operating at approximately 77 percent of capacity, excluding the 13 closed plants in the Marine segment. Ten of these closed plants are being offered for sale. The other three closed plants are not being offered for sale, but the Company has no plans to reopen them in the near future.

The Company's headquarters and all of its principal plants are owned by the Company. Some bowling recreation centers, three small plants, two test facilities and an overseas distribution center are leased.

The Company's primary facilities are in the following locations:

Mercury Marine Division

Fond du Lac and Milwaukee, Wisconsin; Stillwater, Oklahoma;
St. Cloud, Florida; Juarez, Mexico; and Petit Rechain, Belgium.

US Marine Division

Arlington and Spokane, Washington; Roseburg, Oregon; Miami and
Claremore, Oklahoma; Pipestone, Minnesota; Cumberland and
Salisbury, Maryland; Dandridge, Tennessee; Valdosta, Georgia; and
Tallahassee, Florida.

Sea Ray Division

Knoxville, Riverview and Vonore, Tennessee; Merritt Island, Sykes
Creek and Palm Coast, Florida; Phoenix, Arizona; and Cork, Ireland.

Fishing Boat Division

Topeka and Nappanee, Indiana; West Point, Mississippi;
Murfreesboro, Tennessee; and Lincoln, Alabama.

Zebco Division

Tulsa, Oklahoma; Starkville, Mississippi; and Lancaster, Texas.

Brunswick Recreation Centers

Deerfield, Illinois headquarters; 126 bowling centers in the United States, Canada and Europe; and seven Circus World Pizza theme restaurants in the United States.

Brunswick Division

Muskegon, Michigan; Eminence, Kentucky; Bristol, Wisconsin;
Torrington, Connecticut; Des Moines, Iowa; and Stockach, Germany.

                     Item 3.   Legal Proceedings

Genmar Industries, Inc. v. Brunswick Corporation, et al. Genmar industries brought an action against the Company and certain of its subsidiaries in the United States District Court for the District of Minnesota on June 23, 1992, alleging that the Company (i) has monopolized or attempted to monopolize the sale of recreational marine engines and boats, (ii) has unlawfully coerced engine purchasers to buy the Company's boats, (iii) has breached its contract with Genmar, (iv) has not dealt in good faith with Genmar, and (v) has interfered with Genmar's existing and prospective business relationships. The Company and Genmar have settled this lawsuit, and a judgment of dismissal with prejudice and on the merits was entered on February 6, 1995.

    Item 4.  Submission of Matters to a Vote of Security Holders

None.

                  Executive Officers of the Company

The Company's executive officers are listed in the following table:

    Officer                    Present Position           Age

J. F. Reichert              Chairman of the Board,        64
                              President and Chief
                              Executive Officer
J. M. Charvat               Executive Vice President      64
                              and Brunswick Marine
                              Group President
J. W. Dawson                Vice President and Zebco      60
                              Division President
F. J. Florjancic, Jr.       Vice President and Brunswick  48
                              Division President
W. R. McManaman             Vice President-Finance        47
D. M. Yaconetti             Vice President Adminis-       48
                              tration and Secretary
T. K. Erwin                 Controller                    45
R. T. McNaney               General Counsel               60
R. S. O'Brien               Treasurer                     45
W. J. Barrington            Sea Ray Division President    44
A. D. Fogel                 BRC Division President        59
D. D. Jones                 Mercury Marine Division       51
                              President
J. A. Schenk                Corporate Director of         52
                              Planning and Development
R. C. Sigrist               Technical Group President     61
R. C. Steinway              US Marine Division            43
                              President

There are no family relationships among these officers. The term of office of all elected officers expires April 26, 1995. The
Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

Jack F. Reichert has been Chairman of the Board since 1983, Chief
Executive Officer since 1982, and President since 1994 and from 1977 to 1993.

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

Thomas K. Erwin has been Controller since 1988.

Robert T. McNaney has been General Counsel since 1985.

Richard S. O'Brien has been Treasurer since 1988.

William J. Barrington has been Sea Ray Division President and
President of Ray Industries, Inc. since 1989.

Arnold D. Fogel has been Brunswick Recreation Centers Division
President since 1984.

David D. Jones has been Mercury Marine Division President since
1989.

James A. Schenk has been Corporate Director of Planning and
Development since 1988.

Robert C. Sigrist has been President of the Technical Group (known as the Defense Division prior to 1991) since 1988.

Robert C. Steinway has been US Marine Division President since
1994. From 1992 to 1994 he was Senior Vice President-Marketing of the US Marine Division. From 1989 to 1992 he was General Manager of the Aluminium Fishing Boat Operating Unit.

                               Part II

             Item 5.  Market for the Registrant's Common
               Equity and Related Stockholder Matters

The Company's common stock is traded on the New York, Chicago, Pacific, London, and Tokyo Stock Exchanges. Quarterly information with respect to the high and low sales prices for the common stock and the dividends declared on the common stock is set forth in Note 23 on page 49. As of December 31, 1994, there were approximately 25,800 shareholders of record of the Company's common stock.

                  Item 6.  Selected Financial Data

Net sales, net earnings, earnings per common share, cash dividends declared per common share, total assets, and long-term debt are shown in the Five Year Financial Summary on page 52.

            Item 7.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations

Management's Discussion and Analysis is presented on pages 19 to 24.

        Item 8.  Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements are set forth on pages 25 to 27 and are listed in the index on page 18.

       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                              Part III

    Item 10.  Directors and Executive Officers of the Registrant

Information with respect to the directors of the Company is set forth on pages 2 and 3 of the Company's definitive Proxy Statement dated March 27, 1995 (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on April 26, 1995, and is hereby incorporated by reference. The Company's executive officers are listed herein on pages 10-11.

                  Item 11.  Executive Compensation

Information with respect to executive compensation is set forth on pages 5, 14-16 and 18-21 of the Proxy Statement and is hereby incorporated by reference.

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

    4.3 Officers' Certificate setting forth terms of the Company's $125,000,000 principal amount 7-3/8% Debentures due September 1, 2023 filed as Exhibit
               4.3 to the Company's Annual Report on Form 10-K for 1993, and hereby incorporated by reference.

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

    10.10* Form of Employment Agreement by and between the Company and each of W. J. Barrington, J. W. Dawson,
               T. K. Erwin, F. J. Florjancic, Jr., A. D. Fogel,
               D. D. Jones, D. B. Horner, W. R. McManaman,
               R. T. McNaney, R. S. O'Brien, J. C. Olson,
               J. A. Schenk, R. C. Sigrist, R. C. Steinway and
               D. M. Yaconetti filed as Exhibit 19.2 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and hereby incorporated by reference.

    10.11*     Amendment to Form of Employment Agreement filed as
               Exhibit 10.11 to the Company's Annual Report on Form 10-K for 1992 and hereby incorporated by reference.

    10.12* Form of Insurance Policy issued for the life of each of the Company's officers, together with the specifications for each of these policies, filed as
               Exhibit 10.21 to the Company's Annual Report on Form 10-K for 1980 and hereby incorporated by reference. The Company pays the premiums for these policies and will recover these premiums, with some exceptions, from the policy proceeds.

    10.13* Insurance policy issued by The Prudential Insurance Company of America insuring all of the Company's officers and certain other senior management employees for medical expenses filed as Exhibit
               10.23 to the Company's Annual Report on Form 10-K for 1980 and hereby incorporated by reference.

    10.14* Form of Indemnification Agreement by and between the Company and each of M. J. Callahan, J. P. Diesel,
               D. E. Guinn, G. D. Kennedy, B. K. Koken,
               J. W. Lorsch, B. M. Musham, R. N. Rasmus, and
               R. W. Schipke filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

    10.15* Indemnification Agreement dated September 16, 1986, by and between the Company and J. F. Reichert filed as Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

    10.16* Form of Indemnification Agreement by and between the Company and each of W. J. Barrington, J. M. Charvat,
               J. W. Dawson, T. K. Erwin, F. J. Florjancic, Jr.,
               A. D. Fogel, D. B. Horner, D. D. Jones,
               W. R. McManaman, R. T. McNaney, R. S. O'Brien,
               J. C. Olson, J. A. Schenk, R. C. Sigrist,
               R. C. Steinway and D. M. Yaconetti filed as Exhibit
               19.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

    10.17* 1991 Stock Plan filed as Exhibit A to the Company's definitive Proxy Statement dated March 21, 1991 for the Annual Meeting of Stockholders on April 24, 1991 and hereby incorporated by reference.

    10.18*     Change In Control Severance Plan filed as Exhibit
               10.22 to the Company's Annual Report on Form 10-K for 1989 and hereby incorporated by reference.

    10.19*     Brunswick Performance Plan for 1994 filed as Exhibit
               10.22 to the Company's Annual Report on Form 10-K for 1993 and hereby incorporated by reference.

    10.20*     Brunswick Performance Plan for 1995.

    10.21*     Brunswick Strategic Incentive Plan filed as Exhibit
               10.23 to the Company's Annual Report on Form 10-K for 1993 and hereby incorporated by reference.

    10.22* 1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company's definitive Proxy Statement dated March 25, 1994 for the Annual
               Meeting of Stockholders on April 27, 1994 and hereby incorporated by reference.

    21.1       Subsidiaries of the Company.

    24.1       Powers of Attorney.

    27.1       Financial Data Schedule

b)  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the three months ended December 31, 1994.

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

                                BRUNSWICK CORPORATION


March 20, 1995                  By /s/ Thomas K. Erwin
                                   Thomas K. Erwin, Controller


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

March 20, 1995                  /s/ Thomas K. Erwin
                                Thomas K. Erwin

                       BRUNSWICK CORPORATION
            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                    Page

Consolidated Financial Statements

Management's Discussion and Analysis                              19 to 24

Statements of Results of Operations
   1994, 1993 and 1992                                               25

Balance Sheets
   December 31, 1994 and 1993                                        26

Statements of Cash Flows
   1994, 1993 and 1992                                               27

Notes to Financial Statements
   1994, 1993 and 1992                                            28 to 49

Report of Management                                                 50

Report of Independent
   Public Accountants                                                51

Five Year Financial Summary                                          52

Consent of Independent Public Accountants                            53


Schedule

II- Valuation and Qualifying Accounts
        1994, 1993 and 1992                                          54


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

Brunswick Corporation
Management's Discussion and Analysis

Cash Flow, Liquidity and Capital Resources

Net cash provided by operating activities was $121.2 million in 1994 compared to $188.9 million in 1993. The $105.9 million improvement in net earnings was more than offset by increases in non-cash working capital requirements for accounts receivable and inventory, reflecting the significant improvement in the marine business in 1994, and a $55 million payment to the U.S. Internal Revenue Service in the first quarter of 1994, as discussed in Note 16 to the consolidated financial statements. The charges for the cumulative effect of the change in accounting principle and the estimated loss on the divestiture of the Company's Technical Group in 1993 did not involve cash expenditures.

  The net cash used for investing activities rose to $129.3 million in 1994 from $97.1 million in 1993. The increase resulted primarily from investing $18.2 million in marketable securities with maturities greater than 90 days and increases in capital expenditures of $8.8 million.

  Net cash used for financing activities was $55.5 million in 1994 compared to $38.5 million in 1993. The net cash used was higher in 1994 as the 1993 activity includes cash provided of $13.8 million from the sale of the Company's 7.375% debentures, net of the redemption of the 9.875% debentures in August 1993.

  Working capital at December 31, 1994 was $436.2 million compared to $347.8 million at December 31, 1993. The Company's current ratio was 1.7 to 1 at December 31, 1994, and 1.6 to 1 at December 31, 1993.

  The Company's long-term financing is primarily comprised of 30-year debentures, 10-year unsecured notes, loans secured by mortgages on property and the guarantee of $73.1 million of debt of the Brunswick Employee Stock Ownership Plan (ESOP). The form and timing of all financing is determined by the prevailing securities markets, the Company's capital requirements and its financial position. At December 31, 1994 the Company had unused short-term and long-term credit agreements totaling $400 million with a group of banks. The Company's debt-to-capitalization ratio decreased to 26.4% at December 31, 1994, from 29.5% at the end of 1993. Total debt decreased to $327.0 million at December 31, 1994, from $336.4 million at December 31, 1993.

  Capital expenditures, excluding acquisitions, were $104.6 million, $95.8 million and $88.6 million in 1994, 1993 and 1992, respectively. The Company continues to make capital expenditures which offer increased production efficiencies and improvement in product quality. The Company believes that existing cash balances and future operating results, supplemented when necessary with short and/or long-term borrowings, will continue to provide the financial resources necessary for capital expenditures and working capital requirements.

Results of Operations - 1994 vs. 1993
Net Sales

The Company's consolidated net sales for 1994 rose 22% to $2.70 billion from the $2.21 billion reported for 1993. Increases in both the Marine and Recreation segments contributed to this improvement.

  The Marine segment's 1994 net sales increased 27% to $1.99 billion from $1.57 billion in 1993. Increased volume and an improved product mix accounted for 24% of the increase while price increases constituted the remaining 3%. Domestic sales of boats and engines increased 30% over the prior year, while international sales increased 17%. Engine sales rose 34% in Europe, and the Latin and South American, Asian and Middle Eastern markets also reported increases. International boat sales were flat in 1994 compared to 1993. Retail sales increased at a rate greater than wholesale sales to dealers, therefore dealer inventories continue to remain at low levels.

The Recreation segment's 1994 net sales increased 12% to $709.4 million from $635.6 million in 1993. The Brunswick Division's sales increased 13% on a 14% increase in international sales as strong demand for capital equipment in Asia and Europe continued, and a 10% increase in domestic sales as all product lines reflected improvements. Zebco Division's sales increased 20% on increased volume as domestic and international sales rose 19% and 25%, respectively. The Brunswick Recreation Centers (BRC) Division sales were flat in 1994 compared to 1993 as price increases of approximately 4% were offset by reduced bowling lineage, the effects of the severe winter weather in early 1994 and the California earthquake, which closed several centers in the first quarter of 1994.

Operating Earnings

Consolidated operating earnings increased to $210.0 million in 1994 from $99.8 million in 1993. The Marine segment contributed significantly to this improvement while the Recreation segment was up slightly over 1993.

  The Marine segment's operating earnings for 1994 rose to $175.6 million from $53.7 million in 1993. The previously discussed domestic and international sales increases, a more favorable product mix and the benefits of the cost reduction and consolidation programs begun when the marine downturn began in 1988 contributed to the improvement.

  The Recreation segment's operating earnings were $82.8 million for 1994 compared to $80.0 million in 1993. The Brunswick Division's operating earnings increased as a result of the sales increases discussed above, but were largely offset by continued operating losses experienced in its composite golf shaft operations and increased costs for new product development and market expansion efforts. The Zebco Division's operating earnings also increased slightly primarily due to the domestic sales increase, which was offset by reduced foreign operating earnings despite higher foreign sales, as foreign margins declined and as the Division continues to incur costs as it integrates the Browning acquisition made in late 1992. The BRC Division's operating earnings for 1994 declined from 1993 primarily due to additional start-up costs and operating losses for its Circus World Pizza operations.

  Corporate expenses rose to $48.4 million in 1994 from the $33.9 million reported in 1993. The increase was primarily due to losses on derivatives of $4.3 million, increased compensation expenses of $4.4 million and a second quarter severance charge of $1.6 million.

Interest and Other Items, Net

Interest expense rose to $28.5 million in 1994 from $27.2 million in 1993. The increase resulted primarily from higher interest rates on swaps, which more than offset the reduced interest expense on lower levels of debt and the net reduction in interest expense resulting from the redemption of the 9.875% sinking fund debentures on August 9, 1993, and the sale of 7.375% debentures on August 25, 1993. Interest income and other items, net increased to $16.9 million in 1994 from $13.9 million in 1993, primarily due to higher interest income resulting from higher average investment rates, offset by lower earnings of unconsolidated affiliates.

Income Taxes

In 1994, the Company recorded a tax provision of $69.4 million compared with a tax provision of $32.0 million in 1993. The effective tax rate for 1994 of 35% compares to 37% for 1993. The decrease in the effective tax rate resulted primarily from increased tax credits and the impact of tax rates on the mix of the Company's income, as well as the settlement of a dispute with the
U. S. Internal Revenue Service, as discussed in Note 16.

Looking to the Future

The Company has experienced improving results from continuing operations in each of the last three years. This increase in profitability can be traced to the following factors: 1.) A marine industry that has rebounded from the severe recession that began in the second half of 1988; 2.) During the downturn the Company restructured its Marine segment through plant closings, consolidations and manpower reductions to maximize production efficiencies and lower costs; and 3.) A Recreation segment that has experienced growth internationally through the Brunswick Division's sales of capital equipment.

  Past financial results are in no way a guarantee of future performance. Worldwide economic cycles that are affected by factors such as inflation, unemployment and interest rates impact the performance of the Company's business segments. Based on prior marine industry cycles, the Company believes the present marine industry upturn will sustain itself into 1995. Beyond 1995, the Company remains optimistic, but the long-range outlook is difficult to predict. For 1995, the early results from boat shows indicate an overall increase in units sold compared to 1994. The Company believes its Marine segment should have a double digit sales increase in 1995 over 1994. The Recreation segment will continue to seek business arrangements and acquisitions both domestically and internationally to enhance existing product lines and take advantage of emerging markets.

  Based on the Company's improved results and a belief that positive business trends will continue, the Board of Directors on February 7, 1995 announced an increase in the quarterly dividend to 12.5 cents per share from 11 cents per share.

Environmental Matters

The U.S. Environmental Protection Agency (EPA) has announced proposed regulations for limiting air emissions from gasoline engines used in pleasure boats. Specifically, the EPA proposal seeks to reduce hydrocarbon exhaust emissions from two-cycle, gasoline marine engines by more than 75 percent over a nine-year phase-in period beginning with the 1998 model year. Final regulations are scheduled to be published in November 1995.

  In anticipation of these requirements, in 1993 the Company's Mercury Marine Division signed an agreement with Yamaha to co-develop and co-manufacture four-cycle outboard engines. The first such engine was introduced in 1994 and a second began production in early 1995.

  Also in early 1995, Mercury formed a joint venture with Orbital Engine Corporation, Ltd. of Australia to design, manufacture and market fuel systems for low emissions, two-cycle engines. Called SEFIS (Small Engine Fuel Injection Systems), this new technology will be employed on a significant range of Mercury outboards. Another direct fuel injection method to lower hydrocarbon emissions in two-cycle engines is also being evaluated. Mercury expects to be producing at least one direct fuel-injection, low-emissions model by the end of 1995.

  The Company expects these four-cycle and low emissions two-cycle engines will meet or exceed the proposed emission standards.

Results of Operations - 1993 vs. 1992
Net Sales

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

The Recreation segment's 1993 net sales increased 17% to $635.6 million from $543.3 million in 1992. The Brunswick Division sales increased 29% as international demand for capital equipment continued to increase, as did domestic demand for consumer products, supplies and parts. Zebco Division sales increased 15% due to domestic volume increases and the full-year effect of a 1992 fourth quarter acquisition. The Brunswick Recreation Centers (BRC) Division sales were flat in 1993 compared to 1992 as price increases, which were limited by competitive pressures, offset slight lineage declines.

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


                               Brunswick Corporation
                     Consolidated Statements of Results Of Operations
                           For the Years Ended December 31,
                         (in millions, except per share data)


                                                           1994      1993      1992
Net sales                                               $ 2,700.1 $ 2,206.8 $ 2,059.4

Cost of sales                                             1,951.7   1,636.6   1,554.1
Selling, general and administrative                         538.4     470.4     425.5

  Operating earnings                                        210.0      99.8      79.8

Interest expense                                            (28.5)    (27.2)    (29.9)
Interest income and other items, net                         16.9      13.9      12.1

Earnings before income taxes                                198.4      86.5      62.0

Income tax provision                                         69.4      32.0      22.3

Earnings from continuing operations before
  extraordinary item and cumulative effect
    of accounting changes                                   129.0      54.5      39.7

Cumulative effect on prior years of changes
  in accounting principles                                      -     (14.6)    (38.3)

Extraordinary loss from retirement of debt                      -      (4.6)        -

Discontinued operations
  Loss from discontinued operations                             -         -      (1.7)

  Estimated loss on divestiture of Technical segment            -     (12.2)    (26.0)

    Net earnings(loss)                                  $   129.0 $    23.1 $   (26.3)

Earnings (loss) per common share
  Continuing operations                                 $    1.35 $    0.57 $    0.43
  Cumulative effect of changes in accounting principles         -     (0.15)    (0.41)
  Extraordinary item                                            -     (0.05)        -
  Discontinued operations
    Loss from discontinued operations                           -         -     (0.02)
    Estimated loss on divestiture of Technical segment          -     (0.13)    (0.28)

    Net earnings(loss) per common share                 $    1.35 $    0.24 $   (0.28)

The notes are an integral part of these consolidated statements.

                     Consolidated Balance Sheets
                          As of December 31,
                 (in millions, except per share data)

                         Assets                                  1994           1993
Current assets
  Cash and cash equivalents, at cost, which
    approximates market                                     $      185.2  $       248.8
  Marketable securities                                             18.2              -
  Accounts and notes receivable, less allowances
    of $19.5 and $16.9                                             218.9          168.9
  Inventories                                                      409.0          321.4
  Prepaid income taxes                                             175.0          186.5
  Prepaid expenses                                                  33.9           24.1
  Income tax refunds receivable                                     17.3              -

       Current assets                                            1,057.5          949.7

Property
  Land                                                              61.0           60.9
  Buildings                                                        367.8          357.5
  Equipment                                                        779.9          720.9

                                                                 1,208.7        1,139.3
  Accumulated depreciation                                        (643.3)        (595.0)

      Property                                                     565.4          544.3

Other assets
  Dealer networks                                                  140.9          171.6
  Trademarks and other                                             136.0          106.7
  Excess of cost over net assets of businesses acquired            117.8          117.7
  Investments                                                       76.1           67.6

      Other assets                                                 470.8          463.6

  Assets of continuing operations                                2,093.7        1,957.6
  Net assets of discontinued operations                             28.6           26.1

         Total assets                                       $    2,122.3  $     1,983.7

        Liabilities And Shareholders' Equity

Current liabilities
  Short-term debt, including current maturities
   of long-term debt                                        $        8.2  $        11.9
  Accounts payable                                                 157.3          122.8
  Accrued expenses                                                 455.8          404.5
  Income taxes payable                                                 -           62.7

      Current liabilities                                          621.3          601.9

Long-term debt
  Notes, mortgages and debentures                                  318.8          324.5

Deferred items
  Income taxes                                                     133.8          103.9
  Postretirement and postemployment benefits                       114.0          126.9
  Compensation and other                                            23.7           22.1

      Deferred items                                               271.5          252.9

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 100,687,992 shares                      75.5           75.5
  Additional paid-in capital                                       261.5          261.4
  Retained earnings                                                735.5          648.5
  Treasury stock, at cost: 5,236,856 shares and
    5,430,523 shares                                               (98.3)        (102.7)
  Minimum pension liability adjustment                              (0.7)          (6.7)
  Unearned portion of restricted stock for future services          (2.4)          (2.3)
  Cumulative translation adjustments                                11.8            7.9
  Unamortized ESOP expense                                         (72.2)         (77.2)

      Common shareholders' equity                                  910.7          804.4

         Total liabilities and shareholders' equity         $    2,122.3  $     1,983.7

The notes are an integral part of these consolidated statements.

                             Brunswick Corporation
                     Consolidated Statements Of Cash Flows
                       For the Years ended December 31,
                               (in millions)
                                                                    1994       1993       1992

Cash flows from operating activities
  Net earnings(loss)                                             $  129.0  $    23.1  $   (26.3)
  Adjustments to reconcile net earnings(loss) to net
    cash provided by operating activities:
      Depreciation and amortization by continuing operations        119.8      117.8      115.9
      Changes in noncash current assets and current
        liabilities of continuing operations:
        (Increase) decrease in accounts and notes receivable        (50.1)      (7.8)       7.9
        (Increase) decrease in inventories                          (83.6)     (10.9)       6.1
        (Increase) decrease in prepaid income taxes                  11.5       (6.0)      (2.0)
        (Increase) decrease in prepaid expenses                      (9.7)      (3.1)       3.5
        (Increase) in income tax refunds receivable                 (17.3)         -          -
        Increase in accounts payable                                 34.5       16.4        5.0
        Increase (decrease) in accrued expenses                      50.5       31.8      (23.4)
        Increase (decrease) in taxes payable                        (62.7)      64.5       (0.2)
      Increase (decrease) in deferred items                          24.4      (50.2)      24.5
      Pension cost less than funding                                (32.6)     (17.8)      (3.8)
      Other, net                                                      8.8        5.1       (5.0)
      Cumulative effect of changes in accounting principles             -       14.6       38.3
      Estimated loss on disposition of Technical segment                -       12.2       26.0
     (Increase)decrease in net assets of discontinued operations     (1.3)      (0.8)       2.5

        Net cash provided by operating activities                   121.2      188.9      169.0

Cash flows from investing activities
  Payments for businesses acquired, net of cash acquired and
  including other cash payments associated with the acquisitions     (7.1)      (2.1)     (19.8)
  Capital expenditures                                             (104.6)     (95.8)     (88.6)
  Proceeds from sales of property                                     5.9        7.1        3.0
  Investments in unconsolidated affiliates                           (1.7)      (2.8)      (6.7)
  Investments in marketable securities                              (18.2)         -          -
  Other, net                                                         (2.4)      (1.6)     (21.2)
  Net investing activities of discontinued operations                (1.2)      (1.9)      (3.6)

        Net cash used for investing activities                     (129.3)     (97.1)    (136.9)

Cash flows from financing activities
  Proceeds from issuance of long-term debt                              -      122.9          -
  Proceeds from public offering of common stock                         -          -      104.5
  Payments of long-term debt, including current maturities           (6.2)    (117.3)      (5.5)
  Cash dividends paid                                               (42.0)     (41.9)     (41.1)
  Other, net                                                         (7.3)      (2.2)       3.4

        Net cash provided by (used for) financing activities        (55.5)     (38.5)      61.3

Net increase (decrease) in cash and cash equivalents                (63.6)      53.3       93.4
Cash and cash equivalents at beginning of year                      248.8      195.5      102.1

Cash and cash equivalents at end of year                         $  185.2  $   248.8 $    195.5

Supplemental cash flow disclosures:
  Interest paid                                                  $   35.1  $    25.5 $     31.1
  Income taxes paid, net of refunds                                 114.9       23.9       26.5

Supplemental schedule of noncash investing and financing activities:
  Fair market value of treasury stock issued for
    compensation plans and other                                 $    4.0  $     2.1  $     0.8

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
December 31, 1994, 1993 and 1992

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

Inventories. Approximately forty-five percent of the Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market (replacement cost or net realizable value). All other inventories are valued at last-in, first-out (LIFO) cost, which is not in excess of market. Inventory cost includes material, labor and manufacturing overhead.

Property. Property, including major improvements, is recorded at cost. The costs of maintenance and repairs are charged against results of operations as incurred.
  Depreciation is charged against results of operations over the estimated service lives of the related assets. Improvements to leased property are amortized over the life of the lease or the life of the improvement, whichever is shorter. For financial reporting purposes, the Company principally uses the straight-line method of depreciation. For tax purposes, the Company generally uses accelerated methods where permitted.
  Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in results of operations. Intangibles. The costs of dealer networks, trademarks and other intangible assets are amortized over their expected useful lives using the straight-line method. Accumulated amortization was $240.7 million and $253.2 million at December 31, 1994 and 1993, respectively. The decline resulted primarily from fully amortized intangible assets of $67.0 million being written off. The excess of cost over net assets of businesses acquired is being amortized using the straight-line method, principally over 40 years. Accumulated amortization was $29.9 million and $25.2 million at December 31, 1994 and 1993, respectively. Subsequent to acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows or in the case of goodwill, undiscounted operating earnings, over the remaining life of the asset in measuring whether the asset is recoverable.

Income taxes. The Company adopted Statement of Financial Accounting Statement Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," as of January 1, 1992. Under SFAS 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

Retirement plans. The Company accrues the cost of pension and retirement plans which cover substantially all employees. Pensions costs, which are primarily computed using the projected unit credit method, are generally funded based on the legal requirements, tax considerations and investment opportunities for the Company's domestic pension plans and in accordance with local laws and income tax regulations for foreign plans. During 1994 and 1993, the Company contributed $37.3 million and $19.0 million, respectively, in excess of the required minimum funding for its domestic pension plans.

Derivatives. Gains and losses related to qualifying hedges of firm committments and anticpated transactions are deferred and recognized in income, or as adjustments of carrying amounts, when the hedged transaction occurs. Gains and losses on instruments that do not qualify as hedges are recognized as other income or expense. The Company does not hold or issue financial instruments for trading purposes.

2. Earnings (Loss) Per Common Share

Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 95.7 million, 95.3 million and 92.7 million for 1994, 1993 and 1992, respectively.

3. Inventories

At December 31, 1994 and 1993, $183.1 million and $133.7 million, respectively, of inventories were valued using the LIFO method. If the FIFO method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories at December 31 would have been $78.5 million and $73.9 million higher than reported for 1994 and 1993, respectively. The FIFO cost of inventories at these dates approximated replacement cost or net realizable value.

Inventories at December 31 consisted of the following:

   (in millions)                    1994              1993

   Finished goods                $ 233.4           $ 188.1
   Work-in-process                 105.2              79.1
   Raw materials                    70.4              54.2

   Inventories                   $ 409.0           $ 321.4

4. Investments

On April 14, 1992, the Company acquired a significant minority interest in Tracker Marine, L.P., a limited partnership, which manufactures and markets boats, trailers and accessories. The Company also entered into various other agreements, including contracts to supply outboard motors, trolling motors and various other Brunswick products for Tracker boats. The Company's total payments relating to these transactions were $25.0 million.

5. Discontinued Operations

In February 1993, the Company's Board of Directors approved plans to divest the Technical Group, the only remaining business in the Company's Technical segment. On December 1, 1994, the Company executed a contract for the sale of substantially all the assets of the Technical Group. The transaction is expected to be closed in the first half of 1995. The Company is finalizing a settlement acceptable to the buyer and the government of all issues related to the Federal Grand Jury investigation of its Marion, Virginia facility. Excluded from the transaction are assets associated with Brunswick's facility in Costa Mesa, California. Negotiations for the sale of these assets to potential buyers are continuing. A $26.0 million estimated loss ($42.0 million pretax) on the divestiture of the Technical Group and for certain other expenses of the previously divested Technical businesses was recorded in 1992. In 1993, the Company recorded an additional $12.2 million estimated loss ($20.0 million pretax) on the divestiture of the Technical Group which reflected the estimated net realizable value on disposition including post-sale expenses.

  The net sales and earnings from discontinued operations for each of the three years in the period ended December 31, 1994, were as follows:

(in millions)                           1994         1993           1992

Net Sales                            $ 135.5      $ 147.4        $ 168.3
Loss from discontinued
  operations before income taxes          --           --           (2.9)
Income Tax benefit                        --           --            1.2
Loss from discontinued operations    $    --      $    --        $  (1.7)

Operating results of discontinued operations for 1994 and 1993 have been credited to/charged against the reserve established in 1992.

6. Acquisitions

In 1994, the Company purchased the assets of four companies and majority positions in three joint ventures for $7.1 milion in cash.

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

7.  Commitments and Contingent Liabilities

It is customary within the marine industry for manufacturers to enter into product repurchase agreements with financial institutions that provide financing to marine dealers. The Company has entered into agreements which provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Most of these agreements contain provisions which limit the Company's annual repurchase obligation. The Company accrues for the cost and losses that are anticipated in connection with expected repurchases. Such losses are mitigated by the Company's resale of repurchased products. Repurchases and losses incurred under these agreements have not and are not expected to have a significant impact on the Company's results of operations. The maximum potential repurchase commitments at December 31, 1994 and 1993, were approximately $152.0 million and $124.0 million, respectively.

  The Company also has various agreements with financial institutions that provide limited recourse on marine and bowling capital equipment sales. The maximum potential recourse liabilities outstanding under these programs were approximately $38.0 million and $45.0 million at December 31, 1994 and 1993, respectively. Recourse losses have not and are not expected to have a significant impact on the Company's results of operations.

  The Company had outstanding standby letters of credit and financial guarantees of approximately $21.0 million and $19.0 million at December 31, 1994 and 1993, respectively, representing conditional commitments whereby the Company guarantees performance to a third party. The majority of these commitments include guarantees of premium payment under certain of the Company's insurance programs and other guarantees issued in the ordinary course of business.

8.  Financial Instruments

The Company enters into various financial instruments in the normal course of business and in connection with the management of its assets and liabilities.

  The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, marketable securities, accounts and note receivables, short-term debt and the current maturities of long-term debt, approximate their fair value because of the short maturity of these instruments. The fair value of the long-term debt is $304.0 million and $318.2 million, respectively, versus carrying amounts of $318.8 million and $324.5 million, respectively, at December 31, 1994 and 1993. The fair value of the Company's long-term investments was determined based on quoted market prices, where available. Discounted cash flows using market rates available for long-term debt with similar terms and remaining maturities were used in determining the fair value of long-term debt.

  The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on the Company's investments and borrowings. These agreements involve the exchange of interest payments based on underlying notional principal amounts. The differential to be paid or received is recognized over the lives of the agreements as an adjustment of interest income and other items, net or as interest expense. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company regularly monitors its positions and the credit ratings of these counterparties and considers the risk of default to be remote.

  At December 31, 1994 and 1993, the Company had an outstanding floating-to-floating interest rate swap agreement with a notional principal amount of $260.0 million which term expires in September 2003. The swap matches the Company's invested cash portfolio. The interest rates on this agreement are set on a semi-annual basis in arrears. In September 1994, the Company entered into two $260.0 million notional principal floating-to-floating interest rate swap agreements which terms expire in September 2003. The purpose of the agreements is to mitigate the exposure on the original $260.0 million swap agreement. The interest rates on these agreements are set on an annual and semi-annual basis or quarterly basis in arrears, depending on the interest rate definition contained in the swap agreements. The fair value of the interest rate swaps is based on dealer quotes and represents the amount of consideration the Company would receive or pay to terminate the contracts. The estimated aggregate market value of these agreements at December 31, 1994 and 1993 were losses of $5.4 million and $3.6 million, respectively. Under the terms of the swap agreements, the timing of payments and receipts between the Company and its counterparties do not always fall within the same accounting period. As a result, the Company has recorded prepaid assets related to the interest rate swap agreements at December 31, 1994 of $10.2 million. Other liabilities relating to the original interest rate swap agreement were $4.3 million at December 31, 1994 and 1993.

 At December 31, 1993, the Company also had outstanding fixed-to-floating interest rate swap agreements with notional principal amounts totaling $200.0 million, with an estimated market value loss of $2.6 million, which terms expire in September 1996. These agreements, which matched a portion of the Companys fixed rate debt, were terminated in September 1994 to recognize the loss on these agreements for tax purposes. A deferred loss of $10.1 million, which is included in other assets, is being amortized over the original terms of the interest rate swap agreements. The Company replaced these agreements with interest rate swap agreements with notional principal amounts totaling $200.0 million that contained revised rates, shorter terms and new counterparties. These agreements were terminated in October 1994. The impact of these terminations, which is being deferred and amortized over the original terms of the agreements, was not material.

  The Company also enters into forward exchange contracts, whose durations are usually less than two years, to hedge the U.S. dollar exposure of its foreign operations. Realized and unrealized gains and losses on contracts are recognized and included in net earnings. A loss of $2.9 million was included in net earnings for both 1994 and 1992, and a gain of $1.2 million was recorded in 1993.

Forward exchange contracts outstanding at December 31 were as follows:

                                           Contract
                                      Foreign        U.S.       Fair Market
   (in millions)                      Currency     Dollar             Value
   1994
   Belgium Franc                      1,909.0      $ 58.4             $ 58.9
   Canadian Dollar                       22.4        16.0               16.0
   Italian Lira                       1,415.8          .9                 .9
   French Franc                           4.0          .7                 .7
   German Mark                            5.0         3.3                3.2

    Total                                          $ 79.3              $79.7

   1993
   Belgium Franc                      1,057.2      $ 29.2           $   29.8

   1992
   German Mark                           46.8      $ 29.2           $   28.4

  The Company uses commodity swap agreements to hedge anticipated purchases of aluminum. Under the aluminum swap agreements, the Company receives or makes payments based on the difference between a specified price and the market price of aluminum. At December 31, 1994, the Company had swap agreements with dealers to exchange monthly payments on approximately 50% of the Company's total aluminum purchases in 1995 and 17% in 1996 and 1997. The Company records the payments when received or made and does not have a carrying value recorded. These agreements have a notional principal value of $29.9 million. During the year ended December 31, 1994, the Company had swaps covering approximately 31% of the 41 million pounds of aluminum purchased. The Company had no outstanding commodity swaps at December 31, 1993 or 1992. The fair market value of these agreements was $6.4 million at December 31, 1994. The fair market value was obtained from dealer quotes based on a financial model used to project future prices of aluminum.
  The Company monitors and controls market risk from derivative activities by utilizing floating rates that historically have moved in tandem with each other, matching positions and limiting the terms of contracts to short durations. To minimize credit risk, the Company limits derivative arrangements to those banks and investment firms that the Company has continuing business relationships with and regularly monitors the credit ratings of its counterparties. The Company prepares periodic analyses of its positions in derivatives to assess the current and projected status of these agreements.

  The fair market value of the financial instruments held by the Company at December 31, 1994, may not be representative of the actual gains or losses that will be recorded when these instruments mature due to the volatility of the markets in which they are traded.

9. Segment Information
                                      Industry segments                                     Geographic segments
(in millions)            Marine   Recreation  Eliminations       Total       United   Foreign  Eliminations  Corporate  Consolidated
1994                                                          segments       States
Net sales
Customers            $    1,990.7       709.4          -  $    2,700.1      2,212.7     487.4         -         -      $    2,700.1
Intersegment                   -          3.8        (3.8)       -            235.4      30.3       (265.7)     -               -

                     $    1,990.7       713.2        (3.8)$    2,700.1      2,448.1     517.7       (265.7)     -      $    2,700.1

Operating earnings   $      175.6        82.8          -  $      258.4        205.4      53.0         -          (48.4)$      210.0
Assets of continuing
  operations         $    1,115.7       437.1          -  $    1,552.8      1,388.9     163.9         -          540.9 $    2,093.7
Capital expenditures         69.5        34.5          -         104.0                                             0.6        104.6
Depreciation                 54.7        23.1          -          77.8                                             2.0         79.8
Amortization         $       38.1         1.5             $       39.6                                             0.4 $       40.0

1993
Net sales
Customers            $    1,571.2       635.6          -  $    2,206.8      1,802.7     404.1         -         -      $    2,206.8
Intersegment                   -          3.7        (3.7)       -            197.4      35.4       (232.8)     -               -

                     $    1,571.2       639.3        (3.7)$    2,206.8      2,000.1     439.5       (232.8)     -      $    2,206.8

Operating earnings   $       53.7        80.0          -  $      133.7         95.5      38.2         -          (33.9)$       99.8
Assets of continuing
  operations         $    1,031.0       375.4          -  $    1,406.4      1,258.7     147.7         -          551.2 $    1,957.6
Capital expenditures         51.1        34.0          -          85.1                                            10.7         95.8
Depreciation                 56.7        19.5          -          76.2                                             1.9         78.1
Amortization         $       37.6         0.9             $       38.5                                             1.2 $       39.7

1992
Net sales
Customers            $    1,516.1       543.3          -  $    2,059.4      1,664.3     395.1         -         -      $    2,059.4
Intersegment                   -          3.0        (3.0)       -            183.3      33.5       (216.8)     -               -

                     $    1,516.1       546.3        (3.0)$    2,059.4      1,847.6     428.6       (216.8)     -      $    2,059.4

Operating earnings   $       43.0        65.2          -  $      108.2         75.0      33.2         -          (28.4)$       79.8
Assets of continuing
  operations         $    1,039.1       359.4          -  $    1,398.5      1,259.6     138.9         -          473.9 $    1,872.4
Capital expenditures         47.2        29.5          -          76.7                                            11.9         88.6
Depreciation                 59.4        17.0          -          76.4                                             1.4         77.8
Amortization         $       37.3         0.5             $       37.8                                             0.3 $       38.1

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

  The Companys export sales to unaffiliated customers for the three years ended December 31, 1994, 1993 and 1992, were $190.6 million, $181.4 million and $218.2 million, respectively.

  10. Accrued Expenses

Accrued expenses at December 31 were as follows:
(in millions)                                      1994        1993

Payroll and other compensation                    $80.3       $49.9
Product warranties                                 78.3        69.6
Dealer allowances and discounts                    67.9        52.4
Litigation and claims                              45.1        67.0
Health and liability insurance                     59.9        54.3
Restructuring charges and
    disposition costs                              28.4        36.4
Taxes, other than income taxes                     17.2        14.2
Other                                              78.7        60.7

Accrued expenses                                $ 455.8     $ 404.5

11. Debt

Short-term debt at December 31 consisted of the following:
(in millions)                               1994           1993

Notes payable                             $  2.6         $  6.6
Current maturities of
  long-term debt                             5.6            5.3

Short-term debt                           $  8.2         $ 11.9

Long-term debt at December 31 consisted of the following:
(in millions)                               1994           1993

Mortgage notes and other,
 3% to 10% payable through 2001           $ 27.3         $ 27.9
Notes, 8.125% due 1997,
net of discounts of $0.1 and $0.2           99.9           99.8
Debentures, 7.375% due 2023
net of discount of $0.9                    124.1          124.1
Guaranteed ESOP debt, 8.13%
    payable through 2004                    73.1           78.0

                                           324.4          329.8
Current maturities                          (5.6)          (5.3)

Long-term debt                            $318.8         $324.5
Scheduled maturities
  1996                                    $  6.1
  1997                                     106.3
  1998                                      10.8
  1999                                       9.9
  Thereafter                               185.7

                                          $318.8

On November 7, 1994, the Company and seventeen banks amended the short-term credit agreement for $100 million and the long-term credit agreement for $300 million. The termination date of the short-term agreement was extended to November 6, 1995, and the long-term agreement was extended to December 31, 1999.

  Under terms of the amended agreements, the Company has multiple borrowing options, including borrowing at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. The Company must pay a facility fee of 0.10% per annum on the short-term agreement and 0.15% per annum on the long-term agreement.

  Under the agreements, the Company is subject to interest coverage, net worth and leverage tests, as well as a restriction on secured debt, as defined. Under the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve-month basis. This ratio, on a cumulative twelve-month basis, was 8.1 to 1.0 at December 31, 1994. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00, and at December 31, 1994, this ratio was 0.26 to 1.00. The Company also is required to maintain shareholders' equity of at least $776.0 million at December 31, 1994. The required level of shareholders' equity at December 31 of each subsequent year is increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of December 31, 1994. There were no borrowings under the credit agreements at December 31, 1994.

  On August 9, 1993, the $100 million 9.875% sinking fund debentures were redeemed by the Company at 105.704% of the principal amount of the debentures plus accrued interest to the redemption date. Proceeds of the Company's common stock offering in May 1992 of $104.5 million, and cash from operations were used to redeem the debentures. The Company recorded an after-tax extraordinary loss of $4.6 million ($7.4 million pretax) relating to this transaction during the third quarter of 1993. On August 25, 1993, the Company sold $125 million of 7.375% debentures maturing on September 1, 2023. The proceeds were used for general corporate purposes.

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

12. Consolidated Common Shareholders' Equity
      (in millions, except per share data)
                                                                                    Minimum
                                              Additional                            pension   Unearned   Cumulative Unamortized
                                Common stock   paid-in Retained     Treasury stock liability restricted translation   ESOP
                              Shares   Amount  capital earnings Shares    Amount   adjustment   stock   adjustments Expense  Total
Balance, December 31, 1991       94.2   $70.6   $163.1  $734.7     (5.6)   ($107.7)        -      ($6.3)      $10.4  ($86.1) $778.7

1992
Net loss                            -       -        -   (26.3)       -          -         -          -           -       -   (26.3)
Dividends declared ($.44 per
  common share)                     -       -        -   (41.1)       -          -         -          -           -       -   (41.1)
Compensation plans and other        -       -     (1.0)      -        -        2.0         -        2.9           -       -     3.9
Deferred Compensation-ESOP          -       -        -       -        -          -         -          -           -     4.3     4.3
Issuance of common stock          6.5     4.9     99.6       -        -          -         -          -           -       -   104.5
Currency translation                -       -        -       -        -          -         -          -        (1.5)      -    (1.5)

Balance, December 31, 1992      100.7   $75.5   $261.7  $667.3     (5.6)   ($105.7)        -      ($3.4)       $8.9  ($81.8) $822.5

1993
Net Earnings                        -       -        -    23.1        -          -         -          -           -       -    23.1
Dividends declared ($.44 per
  common share)                     -       -        -   (41.9)       -          -         -          -           -       -   (41.9)
Compensation plans and other        -       -     (0.3)      -      0.2        3.0      (6.7)       1.1           -       -    (2.9)
Deferred Compensation-ESOP          -       -        -       -        -          -         -          -           -     4.6     4.6
Currency translation                -       -        -       -        -          -         -          -        (1.0)      -    (1.0)

Balance, December 31, 1993      100.7   $75.5   $261.4  $648.5     (5.4)   ($102.7)    ($6.7)     ($2.3)       $7.9  ($77.2) $804.4

1994
Net Earnings                        -       -        -   129.0        -          -         -          -           -       -   129.0
Dividends declared ($.44 per
  common share)                     -       -        -   (42.0)       -          -         -          -           -       -   (42.0)
Compensation plans and other        -       -      0.1       -      0.2        4.4       6.0       (0.1)          -       -    10.4
Deferred Compensation-ESOP          -       -        -       -        -          -         -          -           -     5.0     5.0
Currency translation                -       -        -       -        -          -         -          -         3.9       -     3.9

Balance, December 31, 1994      100.7   $75.5   $261.5  $735.5     (5.2)    ($98.3)    ($0.7)     ($2.4)      $11.8  ($72.2) $910.7

At December 31, 1994, 1993, 1992, the Company had no preferred stock outstanding(Authorized: 12.5 million shares,
$.75 par value at December 31, 1994).

13. Litigation

The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In 1994, 1993 and 1992, the Company recorded pretax provisions of $15.6 million, $18.2 million and $4.8 million ($9.7 million, $11.2 million and $3.1 million after-tax), respectively, for litigation matters. In light of existing reserves, the Company's litigation and environmental claims, including those discussed below, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position and results of operations.

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

  In June 1992, Genmar Industries brought an action against the Company and certain of its subsidiaries in the United States District Court for the District of Minnesota, alleging that the Company (i) has monopolized or attempted to monopolize the sale of recreational marine engines and boats,
(ii) has unlawfully coerced engine purchasers to buy the Company's boats,
(iii) has breached its contract with Genmar, (iv) has not dealt in good faith with Genmar, and (v) has interfered with Genmars existing and prospective business relationships. The Company and Genmar have settled this lawsuit and a judgment of dismissal with prejudice and on the merits was entered on February 6, 1995, as further discussed in Note 22.

  The Federal Trade Commission is conducting an investigation of whether the formation or operations of Tracker Marine, L.P. and the Company's contracts with Tracker Marine, L.P. violate antitrust laws. The Company has received and responded to a subpoena seeking information relating to the Companys outboard motor sales. The Company understands that other marine companies have received similar subpoenas from the Federal Trade Commission.

14. Stock Plans and Management Compensation

On April 24, 1991, shareholders of the Company approved the 1991 Stock Plan
(Plan) to succeed the 1984 Restricted Stock Plan and the 1971 Stock Plan. Under this Plan, the Company may grant non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock and other various types of awards to executives and other management employees of the Company. The Plan provides for the issuance of a maximum of 5,000,000 shares of common stock of the Company which may be authorized, but unissued shares or treasury shares. No grants or awards were made under this Plan during 1991.

  Non-qualified stock options were awarded to 364, 413 and 420 executives and management employees of the Company in 1994, 1993 and 1992, respectively. Under the terms of the Plan, the option price per share may not be less than 100% of the fair market value on the date of grant. The stock options are exercisable over a period of time determined by the Compensation Committee of the Board of Directors. In the event of a change in control as defined below, the option holder may exercise all unexercised options until the earlier of the stated expiration date or two years following termination of employment. At December 31, 1994, 606,963 shares were exercisable under outstanding options at a weighted average option price of $14.88 per share.

  In addition to stock options, restricted shares were also awarded to seventeen senior executives of the Company during 1994 and 1993 and sixteen senior executives during 1992. Restrictions will lapse on a portion of these shares four years from the date of grant and after five years on the remaining shares. As the restrictions lapse, the shares awarded are transferred to the employees. According to the terms of this grant, a participant may elect within 90 days of a change in control to terminate the restricted period for all shares awarded to him. Charges against earnings from continuing operations for the compensation element of the Plan were $0.5 million, $0.3 million and $0.2 million for 1994, 1993 and 1992, respectively.

  Stock option and restricted stock activities including discontinued operations were as follows:



                        Stock         Average    Restricted     Available
                        Options       Option     Stock          for
                        Outstanding   Price      Outstanding    Grant

At January 1, 1992      --            --         --             5,000,000
Granted                 820,000       $13.875    71,050         (891,050)
Exercised               0                        0              --
Canceled                (22,300)      $13.875    0              22,300
At December 31, 1992    797,700       --         71,050         4,131,250
Granted                 825,475       $16.600    87,575         (913,050)
Exercised               (8,870)       $13.875    0              --
Canceled                (29,540)      $15.332    0              29,540
At December 31, 1993    1,584,765     --         158,625        3,247,740
Granted                 719,150       $18.217    102,989        (822,139)
Exercised               (124,765)     $14.596    (4,925)        --
Canceled                (81,910)      $16.401    (21,175)       81,910
At December 31, 1994    2,097,240                235,514        2,507,511

Selected management employees, including employees of its discontinued operations, have received shares of the Company's common stock under the 1984 Restricted Stock Plan (1984 Plan). Under the 1984 Plan, 1,366,832 shares, net of canceled shares, were awarded. No awards have been made since 1991 and no further awards will be made under the 1984 Plan. Restrictions lapsed on the final grant of shares awarded under the terms of the 1984 Plan on March 15, 1994. Charges against earnings from continuing operations for the compensation element of the 1984 Plan were $0.1 million, $0.7 million, and $1.4 million for 1994, 1993 and 1992, respectively.

Under the 1971 Stock Plan (1971 Plan), certain other management employees were granted shares of the Company's common stock at no cost during 1988 through 1991. There have been no grants since 1991 and there will be no further grants under the 1971 Plan. The shares awarded under the 1971 Plan are subject to restrictions which lapse ratably over a period of one to five years. The shares will be released at the time of a change in control of the Company or on a date selected by the Compensation Committee. Charges against earnings from continuing operations for the compensation element of the 1971 Plan were $0.2 million, $0.4 million and $0.6 million in 1994, 1993 and 1992, respectively.

On April 26, 1994, shareholders of the Company approved the 1994 Stock Option Plan for Non-Employee Directors. Under this plan, the Company may grant options to non-employee directors to purchase up to a maximum of 200,000 shares of the Company's common stock with the grant price being the market price at the date of grant. In 1994, options were granted to purchase 22,500 shares of common stock at an option price of $22.75 per share.

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

Under the Brunswick Employee Stock Ownership Plan (ESOP), the Company may make annual contributions to a trust for the benefit of eligible domestic employees in the form of either cash or common shares of the Company. In April 1989, the Company's Board of Directors approved an amendment to the ESOP that permits the ESOP to borrow funds to acquire the Company's common shares. Subsequent to that amendment, the ESOP obtained a bridge loan of $100 million and purchased from the Company 5,095,542 shares (ESOP Shares) of the Companys common stock at a price of $19.625 per share. The bridge loan was repaid with notes sold on February 27, 1990. The debt of the ESOP is guaranteed by the Company and is recorded in the Company's consolidated financial statements.

The ESOP Shares are maintained in a Suspense Account until released and allocated to participants' accounts. The release of shares from the Suspense Account is determined by multiplying the number of shares in the Suspense Account by the ratio of debt service payments (principal plus interest) made by the ESOP during the year to the sum of the debt service payments made by the ESOP in the current year plus the debt service payments to be made by the ESOP in future years. Allocation of released shares to participants accounts is done at the discretion of the Compensation Committee of the Board of Directors.

Shares committed-to-be released, allocated and remaining in suspense at December 31 were as follows:

Share accounts                              1994             1993

Committed-to-be released                 298,806          303,661
Allocated                              1,310,686        1,094,458
Suspense                               3,116,075        3,442,948

The Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans," in November 1993. SOP 93-6 requires accounting for ESOPs under the shares allocated method for shares purchased by ESOPs after December 31, 1992. The Company is covered by the grandfather provisions of SOP 93-6 for its current ESOP shares which were purchased from the Company prior to December 31, 1992 and are accounted for under the cash payment method. All ESOP shares are considered outstanding for earnings (loss) per common share purposes.

The expense recorded by the Company since 1989 is based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividend payments to the ESOP. Unamortized ESOP expense is reduced as the Company recognizes compensation expense. Dividend payments made by the Company to the ESOP are reported as a reduction of retained earnings and are used by the ESOP to pay down ESOP debt. The Company's contributions to the ESOP were as follows:

(in millions)                                1994        1993      1992

Compensation expense                        $ 2.9       $ 2.4     $ 2.0
Interest expense                              6.2         6.6       7.0
Dividends                                     2.1         2.2       2.2

Total debt service payments                 $11.2       $11.2     $11.2

15. Retirement and Employee Benefit Costs

The Company has pension and retirement plans covering substantially all of its employees, including certain employees in foreign countries.
Pension cost of continuing operations for all plans was $11.2 million, $7.3 million and $3.6 million in 1994, 1993 and 1992, respectively. Plan benefits are based on years of service, and for some plans, the average compensation prior to retirement. Plan assets generally consist of debt and equity securities, real estate and investments in insurance contracts.

Pension costs for 1994, 1993 and 1992, determined in accordance with the Financial Accounting Standards Board Statement No. 87, "Employers Accounting for Pensions" (SFAS No. 87), included the following components:

(in millions)                               1994         1993         1992
Service cost-benefits
  earned during the period                $ 11.7        $ 9.4        $ 9.4
Interest cost on projected
  benefit obligation                        31.2         29.4         26.3
Actual return on assets                      3.0        (25.7)       (14.5)
Net amortization and deferral              (34.7)        (5.8)       (17.6)

Net pension cost                          $ 11.2        $ 7.3        $ 3.6

The funded status of the plans accounted for in accordance with SFAS No. 87 and the amounts recognized in the Company's balance sheets at December 31 were as follows:

                                    1994                        1993
                          Plans whose   Plans whose   Plans whose  Plans whose
                         assets exceed  accumulated  assets exceed accumulated
                          accumulated    benefits     accumulated    benefits
                           benefits    exceed assets   benefits   exceed assets
(in millions)
Actuarial present value of:
  Vested benefit
      obligation           $(316.8)      $(23.9)        (69.7)       $(288.8)
Nonvested
      benefit obligation    ( 22.8)        (0.2)        (10.7)         (14.5)
Accumulated benefit
      obligation            (339.6)       (24.1)        (80.4)        (303.3)
Effects of anticipated
      future compensation
      levels and other
      events                 (43.3)        (5.3)         (1.1)         (25.6)
Projected benefit
      obligation            (382.9)       (29.4)        (81.5)        (328.9)
Plan assets at fair
      value                  361.0          2.0          83.6          262.0
Plan assets in excess of
      (less than) projected
      benefit obligation     (21.9)       (27.4)          2.1          (66.9)
Unrecognized net
      transition asset       (12.3)         1.8          (4.2)         (12.0)
Unrecognized prior
      service cost            20.5         (0.2)          9.7            3.0
Net unrecognized loss from
      past experience different
      from assumed and effects
      of changes in
      assumptions             64.0          3.7          16.5           50.2
Adjustment to recognize
      minimum liability          -         (1.6)            -          (15.0)
Pension asset (liability)
      recognized in
      financial statements  $ 50.3       $(23.7)        $24.1         $(40.7)

The projected benefit obligations were determined primarily using assumed weighted average discount rates of 8.5% in 1994 and 7.5% in 1993, and an assumed compensation increase of 5.5% in 1994 and 1993. The assumed weighted average long-term rate of return on plan assets was primarily 9% in 1994 and 1993.

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

  Two of the Company's salaried pension plans provide that in the event of a termination, merger or transfer of assets of the plans during the five years following a change in control of the Company occurring on or before March 1, 1996, benefits would be increased so that there would be no excess net assets. The Company's supplemental pension plan provides for a lump sum payout to plan participants of the present value of accumulated benefits upon a change in control of the Company. For a definition of "change in control of the Company refer to Note 14.

  The Company has an unfunded retirement plan which provides for payments to retired directors. This plan is accounted for as a deferred compensation arrangement and resulted in charges to net earnings (loss) of $0.2 million in 1994, 1993 and 1992.

  Sea Ray employees participate in a noncontributory employee stock ownership and profit sharing plan, under which the Company makes annual cash contributions to a trust for the benefit of eligible employees. The charges to net earnings (loss) for this plan were $2.5 million, $1.3 million and $1.4 million in 1994, 1993 and 1992, respectively.

  Certain other Brunswick employees participate in a profit sharing plan to which the Company makes cash contributions. Participants become vested in the contributions after they are employed for a specified period. This plan resulted in charges to net earnings (loss) of $3.0 million, $2.2 million and $2.1 million in 1994, 1993 and 1992, respectively.

  The Brunswick Retirement Savings Plan for salaried and certain hourly employees, including employees of discontinued operations, allows participants to make contributions via payroll deductions pursuant to section 401(k) of the Internal Revenue Code. Effective January 1, 1991, the Company makes a minimum matching contribution of 5% of a participant's pretax contributions limited to 6% of their salary. The Company may increase the matching percentage to 30% of the participant's pretax contributions. The Company made a 30% matching contribution in 1994 and 10% matching contributions in 1993 and 1992. The Company contributions is made in common stock of the Company. The net charges to continuing operations for matching contributions were $2.1 million, $0.5 million and $0.4 million in 1994, 1993 and 1992, respectively.

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

  Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), for its domestic unfunded postretirement health care and life insurance programs. SFAS No. 106 requires the cost of postretirement benefits to be accrued during the service lives of employees. The cumulative effect on years prior to 1992 of adopting SFAS No. 106 on an immediate recognition basis, including discontinued operations, was to decrease net earnings by $38.3 million. The Company had previously recognized approximately $9.6 million of its accumulated postretirement benefit obligation primarily in conjunction with the disposition of the non-Defense businesses of the Technical segment. Postretirement benefit cost was $5.3 million, $6.4 million and $6.7 million in 1994, 1993 and 1992, respectively.

 Net periodic postretirement benefit cost of continuing operations for 1994, 1993 and 1992 included the following components:

(in millions)                                   1994        1993         1992
Service cost-benefits attributed
   to service during the period                $ 1.5       $ 1.5        $ 1.9
Interest cost on accumulated
   postretirement benefit obligation             4.2         4.9          4.8
Net amortization and deferral                   (0.4)          -            -
Net periodic postretirement
 benefit cost                                 $  5.3       $ 6.4        $ 6.7

The amounts recognized in the Company's balance sheets at December 31 were as follows:
(in millions)                                   1994          1993
Accumulated postretirement benefit obligation:
      Retirees                                $ 24.9       $  30.3
      Fully eligible active plan
        participants                             4.8           5.3
      Other active plan participants            23.8          26.7
Total                                           53.5          62.3

Unrecognized prior service cost                  2.5           1.4
Unrecognized net gains                          12.2           0.9
Postretirement liability recognized
      in financial statements                 $ 68.2       $  64.6

The accumulated postretirement benefit obligation was determined using weighted average discount rates of 8.5% in 1994 and 7.5% in 1993, and an assumed compensation increase of 5.5% in 1994 and 1993 . The health care cost trend rates were assumed to be 10.4% and 8% in 1995 for pre-65 and post-65 benefits, respectively, gradually declining to 5% after seven years and three years, respectively, and remaining at that level thereafter. The health care cost trend rates were assumed to be 12% and 10% in 1994 for pre-65 and post-65 benefits, respectively, gradually declining to 5% after eight years and four years, respectively, and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.

For example, a 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $5.5 million at December 31, 1994 and the net periodic cost by $0.7 million for the year.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" (SFAS No. 112), for employees' disability benefits. SFAS No. 112 requires the accrual method for recognizing the cost of postemployment benefits. The cumulative effect on years prior to 1993 of adopting SFAS No. 112, including discontinued operations, was to decrease net earnings by $14.6 million. The effect of this change on 1994 and 1993 consolidated results of operations was not material.

16. Income Taxes

The sources of earnings (loss) before income taxes are presented as follows:

(in millions)                                   1994       1993        1992

United States                                  $191.6      $89.0       $50.1
Foreign                                           6.8      (2.5)        11.9

Earnings before income taxes                   $198.4      $86.5       $62.0

The income tax provision (benefit) consisted of the following:

(in millions)                                   1994       1993        1992
Current tax expense
U.S. Federal                                   $ 48.3      $13.9       $ 2.8
State and local                                   2.6       11.1         3.6
Foreign                                           8.4        7.0         8.4

Total current                                  $ 59.3      $32.0       $14.8

Deferred tax expense
U.S. Federal                                   $  4.2      $ 8.5       $10.0
State and local                                   6.6       (7.0)       (2.0)
Foreign                                          (0.7)      (1.5)       (0.5)

Total deferred                                 $ 10.1      $ 0.0       $ 7.5

Total provision                                $ 69.4      $32.0       $22.3

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31 are as follows:

(in millions)                                              1994        1993
Deferred tax assets
Litigation and claims                                     $18.6       $24.5
Product warranty                                           33.1        29.0
Dealer allowance and discounts                             15.8        12.7
Bad debts                                                   9.8        10.3
Sales of businesses                                         9.9        12.6
Insurance reserves                                         27.3        22.9
Credit carryforwards and carrybacks                         2.5        22.6
Loss carryforwards and carrybacks                          13.0        16.2
Other                                                      48.2        41.5
Valuation allowance                                        (3.2)       (5.8)

Total deferred tax assets                                $175.0      $186.5

Deferred tax liabilities (assets)
Depreciation and amortization                            $ 24.5      $ 21.4
Postretirement and postemployment benefits                (22.2)      (36.9)
Other assets and investments                               86.5        87.5
Other                                                      45.0        31.9

Total deferred tax liabilities                           $133.8      $103.9

The valuation allowance relates to deferred tax assets established under SFAS No. 109 for capital loss carryforwards of $2.9 million, and state net operating loss carryforwards of $0.3 million. These unutilized loss carryforwards, which will expire through 1999, will be carried forward to future years for possible utilization. No benefit for these carryforwards has been recognized in the financial statements. No other valuation allowances were deemed necessary as all deductible temporary differences will be utilized primarily by carryback to prior years' taxable income or as charges against reversals of future taxable temporary differences. Based upon prior earnings history, it is expected that future taxable income will be more than sufficient to utilize the remaining deductible temporary differences. The change in the valuation allowance from 1993 to 1994 is primarily due to the utilization of foreign tax credit carryforwards which reduced income tax expense for the current year.

  Deferred taxes have been provided, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

  The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

(in millions)                                 1994       1993       1992
Income tax provision
  at 35% in 1994 and
  1993 and 34% in 1992                      $ 69.4     $ 30.3     $ 21.1
State and local income taxes
  net of Federal income tax effect             5.8        2.7        1.1
Foreign sales corporation benefit             (1.5)      (1.5)      (1.4)
Taxes related to foreign income,
  net of credits                              (2.3)      (1.9)      (4.7)
Goodwill and other amortization                0.8        1.8        1.7
Enacted tax rate change                          -       (3.6)         -
Other                                         (2.8)       4.2        4.5

Actual income tax provision                 $ 69.4     $ 32.0     $ 22.3

Effective tax rate                            35.0%      37.0%      36.0%

In January 1994, the Company reached an agreement with the U. S. Internal Revenue Service regarding its examination of the Company for the years 1985 and 1986. The issues of their examination dealt primarily with the deductablility of approximately $500 million of acquired intangible assets, which the IRS proposed to reclassify to non-deductible intangible assets. Under the terms of the agreement, the IRS agreed to allow amortization deductions for virtually all of the acquired intangible assets, and the Company agreed to increase the amortizable lives of most of the acquired intangible assets.

  The revised lives created a temporary difference which resulted in an initial obligation by the Company to pay the IRS approximately $55 million during the first quarter of 1994, representing taxes and interest, net of taxes for the years 1986 through 1993. This initial $55 million obligation will subsequently be reduced by the future tax benefits of the temporary difference created by the agreement. Since the interest was charged to existing reserves and the taxes paid represent temporary differences which created, and have been recorded as deferred tax assets, this agreement had no impact on the Companys consolidated results of operations.

17. Translation of Foreign Currencies

Most of the Company's entities use the local currency as the functional currency and translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments resulting from the translation in a separate component of common shareholders' equity. The following is an analysis of the cumulative translation adjustments reflected in common shareholders' equity:

(in millions)                                  1994       1993        1992

Balance at January 1                          $ 7.9      $ 8.9       $10.4
Translation and other                           7.8       (1.9)       (4.4)
Allocated income taxes                         (3.9)       0.9         2.9

Balance at December 31                        $11.8      $ 7.9       $ 8.9

 The remaining foreign entities translate monetary assets and liabilities at year-end exchange rates and inventories, property and nonmonetrary assets and liabilities at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except that depreciation and cost of sales are translated at historical rates. Adjustments resulting from the translation of these entities are included in the results of operations. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are included in income as they occur. Currency losses of $5.4 million, $1.0 million and $5.1 million were recorded in 1994, 1993 and 1992, respectively.

18. Leases

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

  Rent expense consisted of the following:
(in millions)                                  1994       1993        1992

Basic expense                                 $22.0      $21.2       $21.5
Contingent expense                              0.6        0.6         1.1
Sublease income                                (1.7)      (1.2)       (1.5)

Rent expense, net                             $20.9      $20.6       $21.1

Future minimum rental payments at December 31, 1994, under agreements classified as operating leases with noncancelable terms in excess of one year, are as follows:

(in millions)
1995                                                       $   7.2
1996                                                           5.0
1997                                                           3.2
1998                                                           2.9
1999                                                           1.6
Thereafter                                                     4.3
Future minimum operating lease rental payments
(not reduced by minimum sublease rentals
 of $0.8 million)                                           $ 24.2

19. Technological Expenditures

Technological expenditures consisted of the following:
(in millions)                             1994          1993        1992

Research and development                $ 68.6        $ 60.8      $ 52.0
Engineering and other                     10.9           9.0         4.3

Technological expenditures              $ 79.5        $ 69.8      $ 56.3

20. Preferred Share Purchase Rights

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

  The Preferred Share Purchase Rights become exercisable at the earlier of
(1) a public announcement that a person or group acquired or obtained the right to acquire 15% or more on the Companys common stock or (2) ten days after commencement or public announcement of an offer for more than 15% of the Company's common stock. After a person or group acquires 15% or more of the common stock of the Company, other shareholders may purchase additional shares of the Company at fifty percent of the current market price. These Rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors.

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

21. Unconsolidated Affiliates and Subsidiaries

The Company has certain unconsolidated foreign and domestic affiliates that are accounted for on the equity method.

  Summary financial information of the unconsolidated affiliates is presented below:
(in millions)                           1994        1993          1992

Net sales                              $392.3      $332.2        $259.4
Gross margin                           $ 80.4      $ 70.5        $ 49.3
Net earnings                           $ 26.0      $ 24.2        $ 16.8
  Company's share of net earnings      $ 10.1      $ 11.3        $  8.4
Current assets                         $178.5      $155.4        $138.4
Non-current assets                      114.2       104.2          87.6
Total assets                            292.7       259.6         226.0
Current liabilities                    (134.9)     (125.1)       (115.5)
Non-Current liabilities                 (27.2)      (28.8)        (12.0)
Net assets                             $130.6      $105.7        $ 98.5

  The net sales of affiliates include an insignificant amount of sales to the Company.

22. Subsequent Events

On January 20, 1995, the Company and Orbital Engine Corporation, Ltd. of Perth, Australia, formed a joint venture to design, manufacture and market fuel systems for low-emission two-stroke engines. Brunswick contributed $6.6 million for its 50% share of this joint venture.

On February 3, 1995, the Company announced a series of agreements with Genmar Industries, Inc., including settlement of an antitrust lawsuit brought by Genmar against the Company. Agreements were entered to supply Genmar with marine engines manufactured by the Company and to acquire certain investments in another boat manufacturer from Genmar. The Company's total cash payment relating to these agreements was $22.5 million and will have no material impact on the results of operations of the Company.

23. Quarterly Data (unaudited)
                                                                             Quarter
(in millions, except per share data)                          1st         2nd         3rd         4th        Year
1994
Net sales                                                $    634.9  $    748.2  $    662.1  $    654.9  $  2,700.1
Gross margin                                             $    176.3  $    225.4  $    177.1  $    169.6  $    748.4
Earnings from continuing operations                      $     26.4  $     55.2  $     29.4  $     18.0  $    129.0
Net earnings                                             $     26.4  $     55.2  $     29.4  $     18.0  $    129.0
Per common share
Earnings from continuing operations                      $     0.28  $     0.58  $     0.31  $     0.19  $     1.35
Net earnings                                             $     0.28  $     0.58  $     0.31  $     0.19  $     1.35
Dividends declared                                       $     0.11  $     0.11  $     0.11  $     0.11  $     0.44
Common stock price (NYSE)
High                                                     $   23 5/8  $   25 1/8  $   24 5/8  $       22  $   25 1/8
Low                                                      $   18 1/8  $   20 1/8  $   19 7/8  $       17  $   17
1993
Net sales                                                $    542.8  $    589.0  $    539.4  $    535.6  $  2,206.8
Gross margin                                             $    140.1  $    159.6  $    134.1  $    136.4  $    570.2
Earnings from continuing operations                      $      9.8  $     22.5  $     15.2  $      7.0  $     54.5
Cumulative effect of change in accounting principle           (14.6)          -           -           -       (14.6)
Extraordinary loss from retirement of debt                        -           -        (4.6)          -        (4.6)
Discontinued operations
  Earnings (loss) from discontinued operations                 (0.8)        0.8           -           -           -
  Estimated loss on divestiture of Technical segment              -           -           -       (12.2)      (12.2)
Net earnings (loss)                                      $     (5.6) $     23.3  $     10.6  $     (5.2) $     23.1
Per common share
Earnings from continuing operations                      $     0.10  $     0.24  $     0.16  $     0.07  $     0.57
Cumulative effect of change in accounting principle           (0.15)          -           -           -       (0.15)
Extraordinary item                                                -           -       (0.05)          -       (0.05)
Discontinued operations
  Earnings (loss) from discontinued operations                (0.01)       0.01           -           -           -
  Estimated loss on divestiture of Technical segment              -           -           -       (0.13)      (0.13)
Net earnings (loss)                                      $    (0.06) $     0.25  $     0.11  $    (0.06) $     0.24
Dividends declared                                       $     0.11  $     0.11  $     0.11  $     0.11  $     0.44
Common stock price (NYSE)
High                                                     $   17 1/8  $   15      $   15 1/2  $   18 1/2  $   18 1/2
Low                                                      $   14 1/2  $   12 5/8  $   12 1/2  $ 14        $   12 1/2

In 1993, the first quarter has been restated to reflect the cumulative effect for the adoption of SFAS No. 112.

Report of Management

The Company maintains accounting and related internal control systems which are intended to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and to produce records necessary for the preparation of financial information. There are limits inherent in all systems of internal control, and the cost of the systems should not exceed the expected benefits. Through the use of a program of internal audits and through discussions with and recommendations from its independent public accountants the Company periodically reviews these systems and controls and compliance therewith.

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

The primary responsibility for the integrity of financial information rests with management. Certain valuations contained herein result, of necessity from estimates and judgments of management. The accompanying consolidated financial statements, notes thereto, and other related information were prepared in conformity with generally accepted accounting principles applied on a consistent basis.

Report of Independent Public Accountants

To the Shareholders of Brunswick Corporation:

We have audited the accompanying consolidated balance sheets of Brunswick Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of results of operations and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Corporation and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postemployment benefits, and effective January 1, 1992, the Company changed its method of accounting for postretirement benefits other than pensions.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Chicago, Illinois,
February 5, 1995

                                                     Brunswick Corporation
                                                  Five Year Financial Summary

(in millions, except ratios and per share data  1994      1993      1992      1991      1990
Results of Operations Data
Net sales                                    $2,700.1  $2,206.8  $2,059.4  $1,841.0  $2,106.9
Depreciation                                     79.8      78.1      77.8      84.0      88.8
Amortization                                     40.0      39.7      38.1      41.0      43.7
Operating earnings(loss)                        210.0      99.8      79.8     (18.4)     52.1
Earnings(loss) before income taxes              198.4      86.5      62.0     (40.5)     15.4
Earnings(loss) from continuing operations
  before extraordinary item and cumulative
  effect of accounting changes                  129.0      54.5      39.7     (35.0)      9.4
Cumulative effect on prior years of changes
  in accounting principles                          -     (14.6)    (38.3)        -         -
Extraordinary loss from retirement of debt          -      (4.6)        -         -         -
Discontinued operations
  Earnings(loss) from discontinued operations       -         -      (1.7)     11.3      14.8
  Gain(estimated loss) on divestitures of
    Technical segment businesses                    -     (12.2)    (26.0)        -      46.7
Net earnings(loss)                              129.0      23.1     (26.3)    (23.7)     70.9
Per Common Share Data
Earnings(loss) from continuing operations
  before extraordinary item and cumulative
  effect of accounting changes               $   1.35  $   0.57  $   0.43  $  (0.40) $   0.10
Cumulative efffect on prior years of changes
  in accounting principles                          -     (0.15)    (0.41)        -         -
Extraordinary item                                  -     (0.05)        -         -         -
Discontinued operations
  Earnings(loss) from discontinued operations       -         -     (0.02)     0.13      0.17
  Gain(estimated loss) on divestitures of
    Technical segment businesses                    -     (0.13)    (0.28)        -      0.53
Net earnings(loss)                               1.35      0.24     (0.28)    (0.27)     0.80
Dividends declared                               0.44      0.44      0.44      0.33      0.44
Dividends paid                                   0.44      0.44      0.44      0.44      0.44
Book value                                       9.55      8.44      8.65      8.79      9.53
Balance Sheet Data
Capital expenditures                         $  104.6  $   95.8  $   88.6  $   74.7  $   77.7
Assets of continuing operations               2,093.7   1,957.6   1,872.4   1,760.9   1,790.6
Debt
  Short-term                                 $    8.2  $   11.9  $   16.0  $    6.3  $    5.8
  Long-term                                     318.8     324.5     304.5     315.9     301.5
  Total debt                                    327.0     336.4     320.5     322.2     307.3
Common shareholders' equity                     910.7     804.4     822.5     778.7     824.0
Total capitalization                         $1,237.7  $1,140.8  $1,143.0  $1,100.9  $1,131.3
Other Data
Return on beginning
  shareholders' equity                           16.0 %     6.6 %     5.1 %    (4.2)%     1.2 %
Effective tax rate(benefit)                      35.0 %    37.0 %    36.0 %   (13.6)%    39.0 %
Working capital ratio                             1.7       1.6       1.7       1.5       1.5
Debt-to-capitalization rate                      26.4 %    29.5 %    28.0 %    29.3 %    26.8 %
Common Stock Price(NYSE)
High                                         $ 25 1/8  $ 18 1/2  $ 17 3/4  $ 16 1/8  $     16
Low                                            17        12 1/2    12 1/4     8 3/4     6 5/8
Close                                          18 7/8        18    16 1/4    13 7/8         9

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

             As independent public accountants, we hereby consent to the incorporation of our report dated February 5, 1995, included in this Form 10-K, into the Company's previously filed registration statements on Form S-8 (File No. 33-4683), Form S-3 (File No. 33-61512), Form S-8 (File No. 33-55022), and Form S-8(File No. 33-56193).




                                 Arthur Andersen LLP


    Chicago, Illinois,
      March 17, 1995

                                  BRUNSWICK CORPORATION
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   Balance at   Charges                                           Balance
                   beginning   to profit                                         at end of
(in millions)      of period    and loss   Write-offs  Recoveries    Other         period

Allowances for
possible losses
on receivables
1994              $     16.9  $      6.0  $     (4.3) $      1.1  $     (0.2)   $     19.5

1993              $     15.6  $      2.1  $     (4.0) $      1.1  $      2.1 *  $     16.9

1992              $     13.6  $      3.8  $     (4.7) $      1.1  $      1.8    $     15.6

 * Includes $2.4 million relating to acquisitions

   This schedule reflects only the financial information of continuing operations.


Deferred tax
asset valuation
allowance

1994              $      5.8  $        -  $        -  $     (2.6) $        -    $      3.2

1993              $      8.8  $        -  $        -  $     (3.0) $        -    $      5.8

1992              $     11.6  $        -  $        -  $     (2.8) $        -    $      8.8

   This account reflects the adoption of SFAS No. 109, "Accounting for Income
   Taxes", which was adopted effective January 1, 1992. In 1992, 1993 and 1994, the Company utilized $2.8 million, $3.0 million and $2.6 million, respectively, of foreign tax credits from prior years. The utilization of of these foreign tax credit carryforwards reduced income tax expense for the for the current year.


   This schedule reflects only the financial information of continuing operations.
