Form 10-Q
period 1995-03-31
BRUNSWICK CORP
filed 1995-05-12
CIK 14930

Form 10-Q

                       Securities and Exchange Commission
                            Washington, D. C.  20549


X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1995


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

  Yes  X        No


At May 8, 1995, there were 95,774,988 shares of the Company's Common Stock ($.75 par value) outstanding.


                           Part I- Financial Information

                           Item I-Financial Statements

                               Brunswick Corporation
                        Consolidated Results Of Operations
                         for the three months ended March 31
                    (dollars in millions, except per share data)


                                                           1995      1994
                                                             (unaudited)
Net sales                                               $  774.2  $  634.9

Cost of sales                                              558.8     458.6
Selling, general and administrative                        141.8     131.6

  Operating earnings                                        73.6      44.7

Interest expense                                            (8.0)     (6.4)
Interest income and other items, net                        (1.3)      3.5

  Earnings before income taxes                              64.3      41.8

Income tax provision                                        24.1      15.4

    Net earnings                                        $   40.2  $   26.4


Earnings per common share                               $   0.42  $   0.28

Cash dividends declared per common share                $  0.125  $   0.11


The notes are an integral part of these consolidated statements.
<TABLE/>



                           Brunswick Corporation
                        Consolidated Balance Sheets
                 As of March 31, 1995 and December 31, 1994
                          (dollars in millions)
                                                                March 31,     December 31,
                         Assets                                    1995           1994
Current assets                                                 (unaudited)
  Cash and cash equivalents, at cost, which
    approximates market                                       $      114.0  $       185.2
  Marketable securities                                                6.9           18.2
  Accounts and notes receivable, less allowances
    of $18.9 and $19.5                                               329.1          218.9
  Inventories                                                        446.7          409.0
  Prepaid income taxes                                               186.9          175.0
  Prepaid expenses                                                    35.1           33.9
  Income tax refunds receivable                                          -           17.3

       Current assets                                              1,118.7        1,057.5

Property
  Land                                                                61.1           61.0
  Buildings                                                          372.5          367.8
  Equipment                                                          800.6          779.9

                                                                   1,234.2        1,208.7
  Accumulated depreciation                                          (663.8)        (643.3)

      Property                                                       570.4          565.4

Other assets
  Dealer networks                                                    135.1          140.9
  Trademarks and other                                               144.9          136.0
  Excess of cost over net assets of businesses acquired              116.5          117.8
  Investments                                                         79.5           76.1

      Other assets                                                   476.0          470.8

  Assets of continuing operations                                  2,165.1        2,093.7
  Net assets of discontinued operations                               26.9           28.6

         Total assets                                         $    2,192.0  $     2,122.3

        Liabilities And Shareholders' Equity

Current liabilities
  Short-term debt, including current maturities               $        7.7  $         8.2
  Accounts payable                                                   164.7          157.3
  Accrued expenses                                                   435.1          455.8
  Income taxes payable                                                41.3              -

      Current liabilities                                            648.8          621.3

Long-term debt
  Notes, mortgages and debentures                                    318.8          318.8

Deferred items
  Income taxes                                                       135.4          133.8
  Postretirement and postemployment benefits                         117.0          114.0
  Compensation and other                                              25.2           23.7

      Deferred items                                                 277.6          271.5

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 100,687,992 shares
    at March 31, 1995 and December 31, 1994                           75.5           75.5
  Additional paid-in capital                                         260.8          261.5
  Retained earnings                                                  763.7          735.5
  Treasury stock, at cost: 4,969,027 shares at March
    31, 1995 and 5,236,856 shares at December 31, 1994               (91.8)         (98.3)
  Minimum pension liability adjustment                                (0.7)          (0.7)
  Unearned portion of restricted stock
    issued for future services                                        (4.0)          (2.4)
  Cumulative translation adjustments                                  14.2           11.8
  Unamortized ESOP expense                                           (70.9)         (72.2)

      Common shareholders' equity                                    946.8          910.7

         Total liabilities and shareholders' equity           $    2,192.0  $     2,122.3

The notes are an integral part of these consolidated statements.
<TABLE/>



                             Brunswick Corporation
                     Consolidated Statements Of Cash Flows
                     for the three months ended March 31
                            (dollars in millions)

                                                                   1995      1994
                                                                     (unaudited

Cash flows from operating activities
  Net earnings                                                  $    40.2 $    26.4
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization by continuing operations         28.8      29.0
      Changes in noncash current assets and current
        liabilities of continuing operations                       (115.6)   (155.2)
      Increase in deferred items                                      7.2      17.5
      Other, net                                                      9.3       4.3
      Decrease in net assets of discontinued operations               2.0       0.6

        Net cash used for operating activities                      (28.1)    (77.4)

Cash flows from investing activities
  Capital expenditures                                              (25.6)    (19.9)
  Investment in marketable securities                                11.3     (13.5)
  Investment in unconsolidated affiliates                            (6.6)        -
  Proceeds from sales of property                                     1.2       2.2
  Investments                                                       (10.5)        -
  Other, net                                                         (0.1)     (0.4)
  Net investing activities of discontinued operations                (0.3)     (0.4)

        Net cash used for investing activities                      (30.6)    (32.0)

Cash flows from financing activities
  Cash dividends paid                                               (12.0)    (10.5)
  Other, net                                                         (0.5)      0.6

        Net cash used for financing activities                      (12.5)     (9.9)

Net decrease in cash and cash equivalents                           (71.2)   (119.3)
Cash and cash equivalents at January 1                              185.2     248.8

Cash and cash equivalents at March 31                           $   114.0 $   129.5

Supplemental cash flow disclosures:
  Interest paid                                                 $     8.9 $     9.8
  Income taxes paid, net of refunds                                 (19.1)     55.2


The notes are an integral part of these consolidated statements.

<TABLE/>

                              Brunswick Corporation
                   Notes To Consolidated Financial Statements
              March 31, 1995, December 31, 1994 and March 31, 1994
                                 (unaudited)


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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1994. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarters ended March 31, 1995 and 1994. The 1995 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

The financial statements segregate the results of the Company's discontinued
Technical segment. The 1995 and 1994 operating results of the Technical Group have been charged against a reserve established at the time the decision to discontinue the segment was announced.

Note 2 - Earnings per common share

Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 96.0 million and 95.7 million for the quarters ended March
31, 1995 and 1994, respectively.

Note 3 - Inventories

Inventories, of which approximately sixty percent were valued using the LIFO method, consisted of the following at March 31, 1995 and December 31, 1994
(dollars in millions):
                                             March 31       December 31
                                               1995             1994

     Finished goods                           $268.1           $233.4
     Work in process                           101.0            105.2
     Raw materials                              77.6             70.4

       Inventories                            $446.7           $409.0


Note 4 - Investments

On January 20, 1995, the Company and Orbital Engine Corporation Ltd. of Perth,
Australia, formed a joint venture to design, manufacture and market fuel systems for low-emission two-stoke engines. The Company contributed $6.6 million for its 50% share of this joint venture.



Note 5 - Consolidated common shareholders' equity

                                                                                  Minimum
                                          Additional                              pension   Unearned Cumulative Unamortized
                              Common stock paid-in   Retained      Treasury stoc liability restrictedtranslation    ESOP
   (in millions)            Shares Amount  capital   earnings  Shares   Amount  adjustment   stock   adjustments  Expense
Balance, January 1, 1995    100.7   $75.5    $261.5    $735.5     (5.2)  ($98.3)     ($0.7)    ($2.4)     $11.8      ($72.2)

Net Earnings                    -       -         -      40.2        -        -          -         -          -           -
Dividends declared ($.125 per
  common share)                 -       -         -     (12.0)       -        -          -         -          -           -
Compensation plans and other    -       -      (0.7)        -      0.2      6.5          -      (1.6)         -           -
Deferred Compensation-ESOP      -       -         -         -        -        -          -         -          -         1.3
Currency translation            -       -         -         -        -        -          -         -        2.4           -

Balance, March 31, 1995     100.7   $75.5    $260.8    $763.7     (5.0)  ($91.8)     ($0.7)    ($4.0)     $14.2      ($70.9)

<TABLE/>

Note 6 - Debt

Long-term debt at March 31, 1995 and December 31, 1994 consisted of the following (dollars in millions):
                                                  March 31       December 31
                                                     1995            1994

Notes, 8.125%, due 1997 (net of discount
  of $0.1.)                                         $ 99.9          $ 99.9
Mortgage notes and other, 3% to 10%,
  payable through 1999                                27.3            27.3
Debentures, 7.375%, due 2023,
  (net of discount of $0.9)                          124.1           124.1
Guaranteed ESOP debt, 8.13%, payable through 2004     73.1            73.1

                                                     324.4           324.4
Current maturities                                    (5.6)           (5.6)

      Long-term debt                                $318.8          $318.8

As of March 31, 1995, the Company and seventeen banks had a short-term credit agreement for $100 million and a long-term credit agreement for $300 million.

On November 7, 1994, both agreements were amended to reduce facility fees, extend maturities and reduce spreads on borrowing options. The termination date of the short-term agreement was extended to November 6, 1995 and the long-term agreement was extended to December 31, 1999. With mutual agreement between the Company and the banks, the short-term agreement may be extended.


Note 6 - Debt (Cont.)

Under terms of the amended agreements, the Company has multiple borrowing options, including borrowings at a corporate base rate, as announced by The
First National Bank of Chicago, or a rate tied to the Eurodollar rate.
Currently, the Company must pay a facility fee of 0.10% on the short-term agreement and 0.15% on the long-term agreement.

Under the agreements, the Company is subject to interest coverage, net worth and leverage tests as well as a restriction on secured debt, as defined. On the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve-month basis. The ratio, on a cumulative twelve-month basis, was 8.4 to 1.0 at March
31, 1995. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00 and at March 31, 1995, this ratio was 0.26 to 1.00.

The Company is also required to maintain shareholders' equity of least $776.0 million, with the required level of shareholders' equity at December 31 of each year being increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of March 31, 1995. There were no borrowings under the agreements at March 31, 1995.

Note 7 - Litigation

The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In light of existing reserves, the Company's litigation and claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position and results of operations.

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

On February 3, 1995, the Company announced a series of agreements with Genmar
Industries, Inc., including settlement of an antitrust lawsuit brought by Genmar against the Company. Agreements were entered to supply Genmar with marine engines manufactured by the Company and to acquire certain investments in another boat manufacturer from Genmar. The Company's total cash payment relating to these agreements was $22.5 million and had no material impact on the results of operations of the Company.

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


Note 8 - Income Taxes

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

The revised lives created a temporary difference which resulted in an initial obligation by the Company to pay the IRS approximately $55 million during the first quarter of 1994, representing taxes and interest, net of taxes, for the years 1986 through 1993. This initial $55 million obligation will subsequently be reduced by the future tax benefits of the temporary difference created by the agreeement. Since the interest was charged to existing reserves and the taxes paid represent temporary differences which created, and have been recorded as deferred tax assets, this agreement had no impact on the Company's consolidated results of operations.

Note 9 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarters ended March 31, 1995 and 1994.

                                    Quarter Ended March 31
                              1995                        1994
                        Net        Operating          Net     Operating
                       Sales       Earnings          Sales    Earnings

Marine               $ 575.7       $   60.8       $  457.5     $  29.3
Recreation             198.5           23.9          177.4        26.5

 Segments              774.2           84.7          634.9        55.8
Corporate                  -          (11.1)             -       (11.1)

  Consolidated        $774.2        $  73.6       $  634.9     $  44.7

Note 10 - Subsequent Event

On May 1, 1995, the Company completed the sale of substantially all the assets of its Technical Group to Technical Products Group, Inc., a recently formed company controlled by TPG Holdings in Atlanta, Georgia. Included in the sale are Brunswick operations in Marion, Virginia; Lincoln, Nebraska; Camden,
Arkansas; and DeLand, Florida. Excluded are the assets associated with the unit's facility in Costa Mesa, California.


                       Management's Discussion and Anaysis
                   Cash Flow, Liquidity and Capital Resources

For the quarter ended March 31, 1995, cash and cash equivalents decreased $71.2 million compared to a decrease of $119.3 million for the comparable period of 1994. Net cash used for operating activities declined to $28.1 million from the $77.4 million for the quarter ended March 31, 1994. The reduction of $49.3 million in cash used for operating activities was primarily because the 1994 activity included a $55.0 million income tax payment to the IRS in settlement of a dispute as discussed on page 8, Note-8.

Net cash used for investing activities in the first quarter of 1995 was $30.6 million compared to $32.0 million for the same period of 1994. The decrease resulted from the net redemption of marketable securities with maturities of more than ninety days in 1995 compared to net investment in such securities in 1994, which was nearly offset by increased capital expenditures and investments in unconsolidated affiliates.

Net cash used for financing activities was $12.5 million in the first quarter of 1995 compared to $9.9 million in the same period of 1994. The change resulted primarily from an increase in the cash dividends paid of $1.5 million, or 12.5 cents per share in 1995 versus 11 cents per share in 1994.

Working capital at March 31, 1995 was $469.9 million compared to $436.2 million at December 31, 1994. The Company's current ratio was 1.7 at both
March 31, 1995 and December 31, 1994.

Total debt at March 31, 1995 was $326.5 million and $327.0 million at December
31, 1994.  The Company's debt-to-capitalization ratio was 25.6% at March 31,
1995 compared to 26.4% at December 31, 1994.

The Company maintains a $100 million short-term and a $300 million long-term line of credit agreement with a group of banks. For an explanation of the agreement and a discussion of the specific covenant restrictions, see page 6,
Note 6 - Debt.

Capital expenditures for the first three months of 1995 were $25.6 million compared to $19.9 million for the comparable period of 1994. The Company believes that operating cash flows and existing cash balances, supplemented when necessary with short and/or long-term borrowings, will continue to provide the financial resources necessary for capital expenditures and working capital requirements.



                      Management's Discussion and Analysis
                             Results of Operations
                    First Quarter 1995 vs. First Quarter 1994

Net Sales

Consolidated net sales for the first quarter of 1995 rose 22% to $774.2 million from $634.9 million in the first quarter of 1994. The Marine and Recreation segments both contributed to the improvement.

The Marine segment net sales for the first quarter of 1995 were $575.7 million versus $457.5 million in the 1994 period, or an increase of 26%. The improvement resulted from international sales and domestic sales increases of 25% and 26%, respectively. The international sales improvement was lead by strong demand for boats in Europe with the demand for marine engines showing a moderate increase. Domestically, sales of engines were up 26% and boats were higher by 24%. Dealer inventories have risen due to stocking to meet expected increased retail sales demand, which historically has been strongest in the second quarter.

The Recreation segment's first quarter net sales increased 12%, to $198.5 million, from $177.4 million for the same period of 1994. The improvement resulted primarily from increased domestic and international demand for the products of the Zebco Division. The Brunswick Division's sales increased domestically in consumer products, golf shafts and billiards while international sales of bowling capital capital equipment were flat compared with 1994. The BRC Division's sales increased approximately 4%, primarily due to price increases.

Operating Earnings

Operating earnings rose to $73.6 million for the first quarter of 1995 compared to $44.7 million in the first quarter of 1994. The Marine segment was responsible for this increase, while Recreation segment earnings declined from the prior year.

The Marine segment reported operating earnings of $60.8 million for the first quarter of 1995 compared to $29.3 million for the same period of 1994. The previously discussed domestic and international sales increases accounted for the improvement.

The Recreation segment operating earnings decreased 10% to $23.9 million in the first quarter of 1995, from $26.5 million in the same period of 1994. The operating earnings decrease resulted despite the sales increases discussed previously because of the Brunswick Division's higher operating expenses associated with the introduction of a new product line of capital equipment and lower margins on sales of German manufactured pinsetters due to currency fluctuations. The Zebco and BRC Divisions' operating earnings increased in line with their sales increases.

Corporate expenses remained unchanged at $11.1 million in the first quarter of 1995 compared to 1994.


Interest Expense and Other Items, Net

Interest expense for the first quarter of 1995 increased $1.6 million to $8.0 million from $6.4 million in the same period of 1994. The increase resulted primarily from increased interest rate swap expenses. Interest income and other items, net was a $1.3 million expense in 1995 versus $4.5 million income in 1994, primarily due to increased foreign currency losses and decreased income from an unconsolidated affiliate.

Income Taxes

The effective tax rate from continuing operations for first quarter of 1995 was 37.5% compared to 37% for the same period of 1994. The increase in the effective tax rate resulted primarily from decreased tax credits. The effective tax rate for both periods exceeds the statutory rate due to the impact of non-deductible permanent differences and the effect of higher foreign tax rates.

Management Changes

On April 3, 1995, the Company announced that Peter N. Larson, 55, had been elected President and Chief Executive Officer and been made a member of the Board of Directors. Jack F. Reichert, the former President and Chief Executive
Officer, will remain as Chairman until his retirement on October 1, 1995.

Mr. Larson had been Chairman of the Worldwide Consumer and Personal Care Group at Johnson & Johnson, where he also was served as a member of the Executive
Committee and the Board of Directors.


                           Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

              At the April 26, 1995 Annual Meeting of Stockholders of the
              Company (the "1995 Annual Meeting"), Messrs. Bernd K. Koken, Jay
              W. Lorsch and Robert N. Rasmus were elected directors of the Company for terms expiring at the 1996 Annual Meeting. The following numbers of shares were voted with respect to these directors:

              Nominees                    For         Withheld

              Bernd K. Koken           83,468,399     1,393,754
              Jay W. Lorsch            83,477,996     1,384,157
              Robert N. Rasmus         84,317,541       544,612

              At the 1995 Annual Meeting Messrs. John P. Diesel and George D.
              Kennedy were elected directors of the Company for terms expiring at the 1997 Annual Meeting. The following numbers of shares were voted with respect to these directors:

              Nominees                    For         Withheld

              John P. Diesel           83,459,280     1,402,873
              George D. Kennedy        83,427,399     1,434,755

              At the 1995 Annual Meeting Ms. Bettye Martin Musham and Messrs.
              Jack F. Reichert and Roger W. Schipke were elected directors of the Company for terms expiring at the 1998 Annual Meeting. The following numbers of shares were voted with respect to these directors:

              Nominees                    For         Withheld

              Bettye Martin Musham     84,323,960       538,193
              Jack F. Reichert         84,296,809       565,344
              Roger W. Schipke         84,342,117       520,037

              At the 1995 Annual Meeting the Board of Directors' appointment of
              Arthur Andersen LLP as auditors for the Company and its subsidiaries for the year 1995 was ratified pursuant to the following vote:

                                    Number of Shares Voted

              For                         83,854,574
              Against                        675,164
              Abstain                        332,417

              There were no broker nonvotes at the 1995 Annual Meeting.


                            Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         3.  By-Laws of the Company.

    (b)  Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the three months ended
    March 31, 1995.



                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Brunswick Corporation



May 9, 1995                             By /s/ Thomas K. Erwin,
                                           Thomas K. Erwin, Controller*

*Mr. Erwin is signing this report both as a duly authorized officer and as the chief accounting officer.














