Form 10-Q/A
period 1995-03-31
BRUNSWICK CORP
filed 1995-05-15
CIK 14930

Form 10-Q/A

                         Amendment No. 1 to Form 10-Q

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

Note 10 - Subsequent Event

On April 28, 1995, the Company completed the sale of substantially all the assets of its Technical Group to Technical Products Group, Inc., a recently formed company controlled by TPG Holdings in Atlanta, Georgia. Included in the sale are Brunswick operations in Marion, Virginia; Lincoln, Nebraska;
Camden Arkansas; and DeLand, Florida. Excluded are the assets associated with the unit's facility in Costa Mesa, California.


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

                                        Brunswick Corporation



May 15, 1995                             By /s/ Thomas K. Erwin,
                                           Thomas K. Erwin, Controller*

*Mr. Erwin is signing this report both as a duly authorized officer and as the chief accounting officer.














