Form 10-Q
period 1995-06-30
BRUNSWICK CORP
filed 1995-08-11
CIK 14930

Form 10-Q


                       Securities and Exchange Commission
                            Washington, D. C.  20549


X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1995


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

  Yes  X        No


At August 4, 1995, there were 95,798,923 shares of the Company's Common Stock ($.75 par value) outstanding.

                           Part I- Financial Information

                           Item I-Financial Statements

                               Brunswick Corporation
                        Consolidated Results Of Operations
                           for the periods ended June 30
                    (dollars in millions, except per share data)
                                                 Quarter          Six Months
                                                ended June 30    ended June 30
                                              1995     1994     1995      1994
                                                          (unaudited)
Net sales                                   $ 839.2 $  748.2 $1,613.4 $ 1,383.1

Cost of sales                                 594.3    522.8  1,153.1     981.4
Selling, general and administrative           147.4    137.0    289.2     268.6
Restructuring charges and management
  transition expenses                          40.0        -     40.0         -
    Operating earnings                         57.5     88.4    131.1     133.1

Interest expense                               (7.9)    (6.9)   (15.9)    (13.3)
Interest income and other items, net            7.8      6.2      6.5       9.7
  Earnings before income taxes                 57.4     87.7    121.7     129.5

  Income tax provision                         20.3     32.5     44.4      47.9

  Earnings from continuing operations          37.1     55.2     77.3      81.6

  Loss on disposition of Technical segment     (7.0)       -     (7.0)        -

  Net earnings                              $  30.1 $   55.2 $   70.3 $    81.6


Earnings (loss) per common share
  Earnings from continuing operations       $  0.38 $   0.58 $   0.80 $    0.85
  Loss on disposition of Technical segment    (0.07)       -    (0.07)        -

  Net earnings per common share             $  0.31 $   0.58 $   0.73 $    0.85


Cash dividends declared per common share    $ 0.125 $   0.11 $  0.250 $    0.22

The notes are an integral part of these consolidated statements.

The 1995 earnings from continuing operations (and related per share amounts) have been reduced by a $40 million pre-tax provision for the divestitures of certain businesses and certain management transition expenses.


                           Brunswick Corporation
                        Consolidated Balance Sheets
                 As of June 30, 1995 and December 31, 1994
                          (dollars in millions)
                                                                 June 30      December 31,
                         Assets                                    1995           1994
Current assets                                                 (unaudited)
  Cash and cash equivalents, at cost, which
    approximates market                                       $      204.2  $       185.2
  Marketable securities                                                4.7           18.2
  Accounts and notes receivable, less allowances
    of $19.5 and $19.5                                               325.3          218.9
  Inventories                                                        435.2          409.0
  Prepaid income taxes                                               206.0          175.0
  Prepaid expenses                                                    28.3           33.9
  Income tax refunds receivable                                        4.0           17.3
       Current assets                                              1,207.7        1,057.5

Property
  Land                                                                61.1           61.0
  Buildings                                                          374.3          367.8
  Equipment                                                          819.2          779.9
                                                                   1,254.6        1,208.7
  Accumulated depreciation                                          (682.0)        (643.3)
      Property                                                       572.6          565.4

Other assets
  Dealer networks                                                    129.2          140.9
  Trademarks and other                                               148.5          136.0
  Excess of cost over net assets of businesses acquired              112.3          117.8
  Investments                                                         86.3           76.1
      Other assets                                                   476.3          470.8

  Assets of continuing operations                                  2,256.6        2,093.7
  Net assets of discontinued operations                                  -           28.6

         Total assets                                         $    2,256.6  $     2,122.3

        Liabilities And Shareholders' Equity

Current liabilities
  Short-term debt, including current maturities               $        5.7  $         8.2
  Accounts payable                                                   157.6          157.3
  Accrued expenses                                                   506.1          455.8
      Current liabilities                                            669.4          621.3

Long-term debt
  Notes, mortgages and debentures                                    315.9          318.8

Deferred items
  Income taxes                                                       136.8          133.8
  Postretirement and postemployment benefits                         133.7          114.0
  Compensation and other                                              27.0           23.7
      Deferred items                                                 297.5          271.5

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 100,687,992 shares
    at June 30, 1995 and December 31, 1994                            75.5           75.5
  Additional paid-in capital                                         263.4          261.5
  Retained earnings                                                  781.9          735.5
  Treasury stock, at cost: 4,900,862 shares at June
    30, 1995 and 5,236,856 shares at December 31, 1994               (90.7)         (98.3)
  Minimum pension liability adjustment                                (0.7)          (0.7)
  Unearned portion of restricted stock
    issued for future services                                        (2.4)          (2.4)
  Cumulative translation adjustments                                  16.4           11.8
  Unamortized ESOP expense                                           (69.6)         (72.2)
      Common shareholders' equity                                    973.8          910.7

         Total liabilities and shareholders' equity           $    2,256.6  $     2,122.3

The notes are an integral part of these consolidated statements.

                             Brunswick Corporation
                     Consolidated Statements Of Cash Flows
                       for the six months ended June 30
                            (dollars in millions)
                                                                   1995      1994
                                                                          (unaudited

Cash flows from operating activities
  Net earnings                                                  $    70.3 $    81.6
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization by continuing operations         55.1      58.6
      Changes in noncash current assets and current
        liabilities of continuing operations                       (144.3)    (99.1)
      Increase in deferred items                                     24.4      23.7
      Stock issued for employee benefit plans                         9.4       3.0
      Other, net                                                      8.3       0.9
      Restructuring charge                                           40.0         -
      Loss on disposal of discontinued operations                    11.5         -
      Decrease in net assets of discontinued operations               7.1       1.7
        Net cash provided by operating activities                    81.8      70.4

Cash flows from investing activities
  Capital expenditures                                              (50.3)    (39.1)
  Investment in marketable securities                                13.6     (29.3)
  Investment in unconsolidated affiliates                            (9.6)     (0.3)
  Proceeds from sales of property                                     3.2       3.6
  Investments                                                       (10.5)        -
  Other, net                                                         (1.4)     (2.1)
  Proceeds from disposal of discontinued operations                  22.0         -
  Net investing activities of discontinued operations                (0.5)     (0.5)
        Net cash used for investing activities                      (33.5)    (67.7)

Cash flows from financing activities
  Payments of long-term debt, including current maturities           (2.7)     (3.1)
  Cash dividends paid                                               (23.9)    (21.0)
  Other, net                                                         (2.7)      0.1
        Net cash used for financing activities                      (29.3)    (24.0)

Net increase (decrease) in cash and cash equivalents                 19.0     (21.3)
Cash and cash equivalents at January 1                              185.2     248.8
Cash and cash equivalents at June 30                            $   204.2 $   227.5

Supplemental cash flow disclosures:
  Interest paid                                                 $    27.0 $    12.2
  Income taxes paid, net of refunds                                  30.6      79.8


The notes are an integral part of these consolidated statements.

                              Brunswick Corporation
                   Notes To Consolidated Financial Statements
              June 30, 1995, December 31, 1994 and June 30, 1994

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter and six-month periods ended June 30, 1995 and 1994. The 1995 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

The financial statements segregate the results of the Company's discontinued Technical segment. The 1995 and 1994 operating results of the Technical Group have been charged against a reserve established at the time the decision to discontinue the segment was announced. See Note 4 for additional discussion on the Technical Group disposition.

Note 2 - Earnings per common share

Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 96.0 million and 95.8 million for the quarters ended June 30, 1995 and 1994, respectively, and 96.0 and 95.7 million for the six-month periods ended June 30, 1995 and 1994, respectively.

Note 3 - Inventories

Inventories, of which approximately sixty percent were valued using the LIFO method, consisted of the following at June 30, 1995 and December 31, 1994 (dollars in millions):
                                             June 30        December 31
                                               1995             1994
     Finished goods                           $259.5           $233.4
     Work in process                            98.7            105.2
     Raw materials                              77.0             70.4
       Inventories                            $435.2           $409.0

Note 4 - Disposition of the Technical segment

On April 28, 1995, the Company completed the sale of substantially all the assets of its Technical Group to Technical Products Group, Inc, a recently formed company controlled by TPG Holdings in Atlanta, Georgia. Included in the sale were Brunswick operations in Marion, Virginia: Lincoln, Nebraska; Camden, Arkansas; and Deland, Florida. Excluded were the assets associated with the unit's facility in Costa Mesa, California, which are fully reserved as of June 30, 1995 and for which the Company continues to seek a buyer. Also in the second quarter of 1995, the Company recorded a provision of $11.5 million ($7.0 million after-tax) reflecting lower than anticipated selling prices for those businesses.

Note 5 - Restructuring charges and management transition expenses

In the second quarter of 1995, the Company recorded restructuring and management transition expenses of $40.0 million($24.4 million after-tax). The charge consists of anticipated losses on the planned divestitures of the golf club shaft business and Circus World Pizza operations, management transition expenses and the costs of an early retirement and selective separation program at the Company's corporate office.

Note 6 - Investments

On January 20, 1995, the Company and Orbital Engine Corporation Ltd. of Perth, Australia, formed a joint venture to design, manufacture and market fuel systems for low-emission two-stoke engines. The Company contributed $6.6 million for its 50% share of this joint venture.


Note 7 - Consolidated common shareholders' equity
                                                                                 Minimum
                                          Additional                              pension   Unearned Cumulative Unamortized
                              Common stock paid-in   Retained      Treasury stoc liability restrictedtranslation    ESOP
   (in millions)            Shares Amount  capital   earnings  Shares   Amount  adjustment   stock   adjustments  Expense

Balance, January 1, 1995    100.7   $75.5    $261.5    $735.5     (5.2)  ($98.3)     ($0.7)    ($2.4)     $11.8      ($72.2)

Net Earnings                    -       -         -      70.3        -        -          -         -          -           -
Dividends declared ($.25 per
  common share)                 -       -         -     (23.9)       -        -          -         -          -           -
Compensation plans and other    -       -       1.9         -      0.3      7.6          -         -          -           -
Deferred Compensation-ESOP      -       -         -         -        -        -          -         -          -         2.6
Currency translation            -       -         -         -        -        -          -         -        4.6           -
Balance, June 30, 1995      100.7   $75.5    $263.4    $781.9     (4.9)  ($90.7)     ($0.7)    ($2.4)     $16.4      ($69.6)

Note 8 - Debt

Long-term debt at June 30, 1995 and December 31, 1994 consisted of the following (dollars in millions):
                                                  June 30       December 31
                                                     1995            1994
Notes, 8.125%, due 1997 (net of discount
  of $0.1.)                                         $ 99.9          $ 99.9
Mortgage notes and other, 3% to 10%,
  payable through 1999                                27.1            27.3
Debentures, 7.375%, due 2023,
  (net of discount of $0.9)                          124.1           124.1
Guaranteed ESOP debt, 8.13%, payable through 2004     70.5            73.1
                                                     321.6           324.4
Current maturities                                    (5.7)           (5.6)
      Long-term debt                                $315.9          $318.8

As of June 30, 1995, the Company and seventeen banks had a short-term credit agreement for $100 million and a long-term credit agreement for $300 million.

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

Under the agreements, the Company is subject to interest coverage, net worth and leverage tests as well as a restriction on secured debt, as defined. On the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve-month basis. The ratio, on a cumulative twelve-month basis, was 8.7 to 1.0 at June 30, 1995. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00, and at June 30, 1995, this ratio was 0.25 to 1.00.

The Company is also required to maintain shareholders' equity of least $776.0 million, with the required level of shareholders' equity at December 31 of each year being increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of June 30, 1995. There were no borrowings under the agreements at June 30, 1995.

Note 9 - Litigation

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

Note 10 - Income Taxes

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

Note 11 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarter and six-month periods ended June 30, 1995 and 1994.
                                    Quarter Ended June 30
                        Net        Operating          Net     Operating
                       Sales     Earnings(Loss)      Sales    Earnings

Marine               $ 645.3       $   89.7       $  563.0     $  79.0
Recreation             193.9          ( 7.8)         185.2        22.0
 Segments              839.2           81.9          748.2       101.0
Corporate                  -          (24.4)             -       (12.6)
  Consolidated       $ 839.2        $  57.5       $  748.2     $  88.4

                                  Six-Months Ended June 30
                       Sales       Earnings          Sales    Earnings
Marine               $1,221.0      $  150.5       $1,020.5     $  108.3
Recreation              392.4          16.2          362.6         48.5
 Segments             1,613.4         166.7        1,383.1        156.8
Corporate                   -         (35.6)             -        (23.7)
  Consolidated       $1,613.4        $131.1       $1,383.1     $  133.1

The operating earnings (loss) of the Recreation segment for the quarter and six months ended June 30, 1995 include a $25.8 million charge for the anticipated losses on the planned divestitiures of the golf club shaft business and Circus World Pizza operations.

The Corporate operating expenses for the quarter and six months periods ended June 30, 1995 include $14.2 million in management transition expenses and costs associated with an early retirement and selective separation program at the Company's corporate office.

                      Management's Discussion and Anaysis
                   Cash Flow, Liquidity and Capital Resources

For the six months ended June 30, 1995, cash and cash equivalents increased $19.0 million versus a decrease of $21.3 million in the comparable period of 1994. Net cash provided by operating activities rose to $81.8 million from the $70.4 million for the six months ended June 30, 1994. The net cash provided by operating activities increased, despite a decline in net earnings, as the provisions for the restructuring charge and loss on the disposal of discontinued operations did not effect cash in the period. These items were partially offset by increased non-cash working capital requirements, primarily for inventory and receivables.

Net cash used for investing activities for the first six months of 1995 was $33.5 million compared to $67.7 million for the same period of 1994. The decrease resulted primarily from the receipt of proceeds from the disposal of the Company's Technical Group and the net redemption of marketable securities with maturities of more than ninety days in 1995 compared to a net investment in such securities in 1994, partially offset by increased capital expenditures and investments in unconsolidated affiliates.

Net cash used for financing activities was $29.3 million for the first six months of 1995 compared to $24.0 million in the same period of 1994. The change resulted primarily from an increase in cash dividends paid to 25 cents per share in 1995 versus 22 cents per share in 1994.

Working capital at June 30, 1995 was $538.3 million compared to $436.2 million at December 31, 1994. The Company's current ratio was 1.8 at June 30, 1995 and 1.7 at December 31, 1994.

Total debt at June 30, 1995 was $321.6 million and $327.0 million at December 31, 1994. The Company's debt-to-capitalization ratio was 24.8% at June 30, 1995 compared to 26.4% at December 31, 1994.

The Company maintains a $100 million short-term and a $300 million long-term line of credit agreement with a group of banks. For an explanation of the agreement and a discussion of the specific covenant restrictions, see page 6,
Note 6 - Debt.

Capital expenditures for the first six months of 1995 were $50.3 million compared to $39.1 million for the comparable period of 1994. The Company believes that operating cash flows and existing cash balances, supplemented when necessary with short and/or long-term borrowings, will continue to provide the financial resources necessary for capital expenditures and working capital requirements.

                      Management's Discussion and Analysis
                             Results of Operations
              Second Quarter and the First Six Months of 1995 vs. 1994

Net Sales

Consolidated net sales for the second quarter of 1995 increased 12% to $839.2 million from $748.2 million in the second quarter of 1994. For the six months ended June 30, 1995, net sales rose to $1,613.4 million, or 17%, from the comparable period of 1994. The Marine and Recreation segments contributed to the improvements in both reporting periods.

The Marine segment net sales for the second quarter of 1995 increased 15% to $645.3 million compared to $563.0 million in the 1994 period. The improvement resulted from a 24% increase in international sales and a 12% increase in domestic sales. For the six months ended June 30, 1995, net sales rose 17% to $1,613.4 million from the $1,383.1 million in the comparable period of 1994. International sales rose 25% while domestic sales improved 18% in the six month period. The increases in both reporting periods were led by strong demand for boats in Europe while demand for marine engines showed a moderate increase.

The Recreation segment's second quarter net sales increased 5%, to $193.9 million, from $185.2 million for the same period of 1994. For the six months ended June 30, 1995, net sales increased to $392.4 million, or 8%, from the $362.6 million for the same period of 1994. The second quarter net sales improvement resulted primarily from strong East Asian demand for the Brunswick Division's bowling capital equipment and increased international demand for the products of the Zebco Division. For the six months, the Zebco Division's sales increased both domestically and internationally, while the Brunswick Division experienced stronger domestic demand for consumer products and billiards, and the international bowling capital equipment sales increase mentioned above. The BRC Division's sales increased approximately 4%, primarily due to price increases.

Operating Earnings

For the second quarter, 1995 operating earnings declined to $57.5 million from $88.4 million in 1994. For the six months ended June 30, 1995, operating earnings were $131.1 million compared to $133.1 million for the same period of 1994. The declines in both reporting periods resulted from a $40.0 million provision for restructuring charges and management transition expenses. Absent these charges, operating earnings for the second quarter would have been $97.5 million, or 10% higher than the prior year, and for the six months operating earnings would have been $171.1 million, or 29% higher than 1994.

The Marine segment reported operating earnings of $89.7 million for the second quarter of 1995 compared to $79.0 million for the same period of 1994. For the six months ended June 30, 1995, operating earnings were $150.5 million versus $108.3 million for the comparable period of 1994. The previously discussed domestic and international sales increases accounted for the improvement, offset in part by increased manufacturing and product research and development expenses.

The Recreation segment reported an operating loss of $7.8 million for the second quarter of 1995, which includes a $25.8 million restructuring charge for the planned divestitures of the golf shaft business and Circus World Pizza operations. Absent the restructuring charges, operating earnings were $18.0 million for the second quarter of 1995 versus $22.0 million in 1994. The decline resulted primarily from delays in shipping the Brunswick Division's new Frameworx scoring system. Shipments of Frameworx began in the third quarter of 1995. For the six months ended June 30, 1995, operating earnings were $16.2 million compared to $48.5 million in the 1994 period. Excluding the restructuring charge, operating earnings were $42.0 million for 1995. Operating earnings declined, despite the sales increases discussed previously, because of the Brunswick Division's higher operating expenses associated with the introduction of a new product line of capital equipment and lower margins on sales of German-manufactured pinsetters due to currency fluctuations.

Corporate expenses for the second quarter of 1995 rose to $24.4 milliom from the $12.6 million in the second quarter of 1994. For the six months ended June 30, 1995, corporate expenses were $35.6 million compared to $23.7 million in the comparable period of 1994. Both 1995 reporting periods include a provision of $14.2 million for management transition expenses and the costs of an early retirement and selective separation program at the Company's corporate office. Excluding the provision, second quarter corporate expenses were $10.2 million versus $12.6 million for the same period of 1994. For the six months ended June 30, 1995, corporate expenses, excluding the provision, were $21.4 million compared to $23.7 million for 1994.

Interest Expense and Other Items, Net

Interest expense for the second quarter of 1995 increased to $7.9 million from $6.9 million the same period of 1994. For the six months ended June 30, 1995, interest expense rose to $15.9 million from the $13.3 million reported for the 1994 period. The increase for both reporting periods resulted primarily from increased interest rate swap expenses. Interest income and other items, net for the second quarter of 1995 was $7.8 million versus $6.2 million for the comparable period of 1994. The increase was primarily due to increased earnings of unconsolidated affiliates. For the six months ended June 30, 1995, interest income and other items, net declined to $6.5 million from $9.7 million for the same period of 1994. The decline was primarily due to increased foreign currency losses in the first quarter of 1995.

Income Taxes

The effective tax rate from continuing operations for the first six months of 1995 was 36.5% compared to 37% for the same period of 1994. The effective tax rate for both periods exceeds the statutory rate due to the impact of non-deductible permanent differences and the effect of higher foreign tax rates. The effective tax rate from continuing operations for the second quarter of 1995 was 35% compared to 37% for the same period of 1994. The 1995 second quarter rate reflects the adjustment to an effective tax rate of 36.5% at June 30, 1995 from the 37.5% effective tax rate used for the three months ended March 31, 1995.

                           Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits.
                10. Employment agreement dated April 1, 1995 by and between the Company and Peter N. Larson.


         (b)  Reports on Form 8-K.

                    The Company filed no reports on Form 8-K during the three
              months ended June 30, 1995.




                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BRUNSWICK CORPORATION



August 10, 1995                         By  /s/ Thomas K. Erwin
                                           Thomas K. Erwin, Controller*

*Mr. Erwin is signing this report both as a duly authorized officer and as the chief accounting officer.