Form 10-Q
period 1995-09-30
BRUNSWICK CORP
filed 1995-11-07
CIK 14930

Form 10-Q


                       Securities and Exchange Commission
                            Washington, D. C.  20549


X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1995


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

  Yes  X        No


At October 27, 1995, there were 95,948,396 shares of the Company's Common Stock ($.75 par value) outstanding.

                           Part I- Financial Information

                           Item I-Financial Statements

                               Brunswick Corporation
                        Consolidated Results Of Operations
                           for the periods ended September 30
                    (dollars in millions, except per share data)

                                                 Quarter          Nine Months
                                             ended September 3ended September 30
                                              1995     1994     1995      1994
                                                          (unaudited)
Net sales                                   $ 725.7 $  662.1 $2,339.1 $ 2,045.2

Cost of sales                                 531.9    485.0  1,685.0   1,466.4
Selling, general and administrative           140.7    127.7    429.9     396.3
Restructuring charges and management
  transition expenses                             -        -     40.0         -
    Operating earnings                         53.1     49.4    184.2     182.5

Interest expense                               (8.0)    (7.0)   (23.9)    (20.3)
Interest income and other items, net            8.2      1.6     14.7      11.3
  Earnings before income taxes                 53.3     44.0    175.0     173.5

  Income tax provision                         18.6     14.6     63.0      62.5

  Earnings from continuing operations          34.7     29.4    112.0     111.0

  Loss on disposition of Technical segment        -        -     (7.0)        -

  Net earnings                              $  34.7 $   29.4 $  105.0 $   111.0

Earnings (loss) per common share
  Continuing operations                     $  0.36 $   0.31 $   1.16 $    1.16
  Loss on disposition of Technical segment        -        -    (0.07)        -

  Net earnings per common share             $  0.36 $   0.31 $   1.09 $    1.16

Cash dividends declared per common share    $ 0.125 $   0.11 $  0.375 $    0.33

The notes are an integral part of these consolidated statements.

The earnings from continuing operations for the nine months ended September 30, 1995
(and related per share amounts) have been reduced by a $40 million pre-tax provision for the divestitures of certain businesses and certain management transition expenses.

                           Brunswick Corporation
                        Consolidated Balance Sheets
                 As of September 30, 1995 and December 31, 1994
                          (dollars in millions)

                                                               September 30   December 31,
                         Assets                                    1995           1994
Current assets                                                 (unaudited)
  Cash and cash equivalents, at cost, which
    approximates market                                       $      253.5  $       185.2
  Marketable securities                                                6.4           18.2
  Accounts and notes receivable, less allowances
    of $19.8 and $19.5                                               299.1          218.9
  Inventories                                                        410.3          409.0
  Prepaid income taxes                                               218.2          175.0
  Prepaid expenses                                                    45.3           33.9
  Income tax refunds receivable                                          -           17.3
       Current assets                                              1,232.8        1,057.5

Property
  Land                                                                61.1           61.0
  Buildings                                                          378.9          367.8
  Equipment                                                          828.4          779.9
                                                                   1,268.4        1,208.7
  Accumulated depreciation                                          (689.9)        (643.3)
      Property                                                       578.5          565.4

Other assets
  Dealer networks                                                    123.4          140.9
  Trademarks and other                                               144.6          136.0
  Excess of cost over net assets of businesses acquired              114.2          117.8
  Investments                                                         84.0           76.1
      Other assets                                                   466.2          470.8

  Assets of continuing operations                                  2,277.5        2,093.7
  Net assets of discontinued operations                                  -           28.6

         Total assets                                         $    2,277.5  $     2,122.3

        Liabilities And Shareholders' Equity

Current liabilities
  Short-term debt, including current maturities               $        5.7  $         8.2
  Accounts payable                                                   139.5          157.3
  Accrued expenses                                                   499.8          455.8
  Income taxes payable                                                 4.8              -
      Current liabilities                                            649.8          621.3

Long-term debt
  Notes, mortgages and debentures                                    316.0          318.8

Deferred items
  Income taxes                                                       146.8          133.8
  Postretirement and postemployment benefits                         139.0          114.0
  Compensation and other                                              31.2           23.7
      Deferred items                                                 317.0          271.5

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 100,687,992 shares
    at September 30, 1995 and December 31, 1994                       75.5           75.5
  Additional paid-in capital                                         260.4          261.5
  Retained earnings                                                  804.6          735.5
  Treasury stock, at cost: 4,717,509 shares at September
    30, 1995 and 5,236,856 shares at December 31, 1994               (86.7)         (98.3)
  Minimum pension liability adjustment                                (0.7)          (0.7)
  Unearned portion of restricted stock
    issued for future services                                        (4.8)          (2.4)
  Cumulative translation adjustments                                  14.7           11.8
  Unamortized ESOP expense                                           (68.3)         (72.2)
      Common shareholders' equity                                    994.7          910.7

         Total liabilities and shareholders' equity           $    2,277.5  $     2,122.3


The notes are an integral part of these consolidated statements.

                             Brunswick Corporation
                     Consolidated Statements Of Cash Flows
                       for the nine months ended September 30
                            (dollars in millions)


                                                                   1995      1994
                                                                          (unaudited

Cash flows from operating activities
  Net earnings                                                  $   105.0 $   111.0
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization by continuing operations         89.6      87.4
      Changes in noncash current assets and current
        liabilities of continuing operations                       (137.1)   (138.2)
      Increase in deferred items                                     45.5      34.1
      Stock issued for employee benefit plans                         8.1       3.8
      Other, net                                                      9.0      (7.7)
      Restructuring charge                                           40.0         -
      Loss on disposal of discontinued operations                    11.5         -
      Decrease in net assets of discontinued operations               7.1       5.9
        Net cash provided by operating activities                   178.7      96.3

Cash flows from investing activities
  Capital expenditures                                              (85.6)    (60.3)
  Payments for businesses acquired                                      -      (7.1)
  Investment in marketable securities                                11.8     (41.7)
  Investment in unconsolidated affiliates                            (9.6)     (0.5)
  Proceeds from sales of property                                     7.6       4.5
  Investments                                                       (12.5)        -
  Other, net                                                         (2.3)     (0.6)
  Proceeds from disposal of discontinued operations                  22.0         -
  Net investing activities of discontinued operations                (0.5)     (0.8)
        Net cash used for investing activities                      (69.1)   (106.5)

Cash flows from financing activities
  Payments of long-term debt, including current maturities           (2.8)     (3.9)
  Cash dividends paid                                               (35.9)    (31.5)
  Other, net                                                         (2.6)     (2.5)
        Net cash used for financing activities                      (41.3)    (37.9)

Net increase (decrease) in cash and cash equivalents                 68.3     (48.1)
Cash and cash equivalents at January 1                              185.2     248.8

Cash and cash equivalents at September 30                       $   253.5 $   200.7

Supplemental cash flow disclosures:
  Interest paid                                                 $    19.7 $    22.1
  Income taxes paid, net of refunds                                  40.3     109.1


The notes are an integral part of these consolidated statements.

                              Brunswick Corporation
                   Notes To Consolidated Financial Statements
              September 30, 1995, December 31, 1994 and September 30, 1994
                                 (unaudited)


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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter and nine-month periods ended September 30, 1995 and 1994. The 1995 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

The financial statements segregate the results of the Company's discontinued Technical segment. The 1995 and 1994 operating results of the Technical Group have been charged against a reserve established at the time the decision to discontinue the segment was announced. See Note 4 for additional discussion on the Technical Group disposition.

Note 2 - Earnings per common share

Earnings (loss) per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 96.1 million and 95.8 million for the quarters ended September 30, 1995 and 1994, respectively, and 96.0 and 95.8 million for the nine-month periods ended September 30, 1995 and 1994, respectively.

Note 3 - Inventories

Inventories, of which approximately sixty percent were valued using the LIFO method, consisted of the following at September 30, 1995 and December 31, 1994 (dollars in millions):
                                           September 30     December 31
                                               1995             1994
     Finished goods                           $197.8           $233.4
     Work in process                           139.0            105.2
     Raw materials                              73.5             70.4
       Inventories                            $410.3           $409.0

Note 4 - Disposition of the Technical segment

On April 28, 1995, the Company completed the sale of substantially all the assets of its Technical Group to Technical Products Group, Inc, a recently formed company controlled by TPG Holdings in Atlanta, Georgia. Included in the sale were Brunswick operations in Marion, Virginia; Lincoln, Nebraska; Camden, Arkansas; and Deland, Florida. Excluded were the assets associated with the unit's facility in Costa Mesa, California, which are fully reserved as of September 30, 1995 and for which the Company continues to seek a buyer. In the second quarter of 1995, the Company recorded a provision of $11.5 million ($7.0 million after-tax) reflecting lower than anticipated selling prices for those businesses.

Note 5 - Restructuring charges and management transition expenses

In the second quarter of 1995, the Company recorded restructuring and management transition expenses of $40.0 million($24.4 million after-tax). The charge consists of anticipated losses on the planned divestitures of the golf club shaft business and Circus World Pizza operations in the Recreation segment, and management transition expenses and the costs of an early retirement and selective separation program at the Company's corporate office. The net sales and operating losses (excluding divestiture provisions) of the businesses to be divested consist of the following:

                              Period ended September 30
                                Quarter     Nine-Months
                              1995    1994     1995   1994

    Net sales                 $4.6    $4.3    $16.4  $14.0

    Operating losses           1.9     1.7      5.8    4.6

The Company anticipates that the divestitures of these businesses will be completed by year-end.

Note 6 - Acquisition

On September 29, 1995, the Company, through a wholly-owned subsidiary of Ray Industries, purchased all of the operating assets of Baja Boats, Inc. The transaction will be recorded in the fourth quarter of 1995. The transaction will be accounted for as a purchase and the effect of this acquisition will not be material to the Company's consolidated financial position or results of operations.

Note 7 - Consolidated common shareholders' equity


                                                                                  Minimum
                                          Additional                              pension   Unearned Cumulative Unamortized
                              Common stock paid-in   Retained      Treasury stoc liability restrictedtranslation    ESOP
   (in millions)            Shares Amount  capital   earnings  Shares   Amount  adjustment   stock   adjustments  Expense

Balance, January 1, 1995    100.7   $75.5    $261.5    $735.5     (5.2)  ($98.3)     ($0.7)    ($2.4)     $11.8      ($72.2)

Net Earnings                    -       -         -     105.0        -        -          -         -          -           -
Dividends declared ($.375 per
  common share)                 -       -         -     (35.9)       -        -          -         -          -           -
Compensation plans and other    -       -      (1.1)        -      0.5     11.6          -      (2.4)         -           -
Deferred Compensation-ESOP      -       -         -         -        -        -          -         -          -         3.9
Currency translation            -       -         -         -        -        -          -         -        2.9           -
Balance, September 30, 1995 100.7   $75.5    $260.4    $804.6     (4.7)  ($86.7)     ($0.7)    ($4.8)     $14.7      ($68.3)

Note 8 - Debt

Long-term debt at September 30, 1995 and December 31, 1994 consisted of the following (dollars in millions):

                                                September 30     December 31
                                                     1995            1994
 Notes, 8.125%, due 1997 (net of discount
  of $0.1.)                                         $ 99.9          $ 99.9
Mortgage notes and other, 3% to 10%,
  payable through 1999                                27.1            27.3
Debentures, 7.375%, due 2023,
  (net of discounts of $0.8 and $0.9)                124.2           124.1
Guaranteed ESOP debt, 8.13%, payable through 2004     70.5            73.1
                                                     321.7           324.4

Current maturities                                    (5.7)           (5.6)
      Long-term debt                                $316.0          $318.8

As of September 30, 1995, the Company and seventeen banks had a short-term credit agreement for $100 million and a long-term credit agreement for $300 million. The termination date of the short-term agreement was November 6, 1995 and the long-term agreement was December 31, 1999.

Under terms of the amended agreements, the Company has multiple borrowing options, including borrowings at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. Currently, the Company must pay a facility fee of 0.10% on the short-term agreement and 0.15% on the long-term agreement.

Under the agreements, the Company is subject to interest coverage, net worth and leverage tests as well as a restriction on secured debt, as defined. On the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve-month basis. The ratio, on a cumulative twelve-month basis, was 8.6 to 1.0 at September 30, 1995. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00, and at September 30, 1995, this ratio was 0.24 to 1.00.

The Company is also required to maintain shareholders' equity of least $776.0 million, with the required level of shareholders' equity at December 31 of each year being increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of September 30, 1995. There were no borrowings under the agreements at September 30, 1995.

Effective November 6, 1995, the Company amended the long-term credit agreement and increased the amount to $400 million with a termination date of December 31, 2000. The short-term agreement was canceled. Under terms of the new agreement, the Company will have multiple borrowing options and must pay a facility fee of 0.11%.

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

On February 3, 1995, the Company announced a series of agreements with Genmar Industries, Inc., including settlement of an antitrust lawsuit brought by Genmar against the Company. Agreements were entered to supply Genmar with marine engines manufactured by the Company and to acquire certain investments in Baja Boats, Inc. from Genmar. The Company's total cash payment relating to these agreements was $22.5 million and had no material impact on the results of operations of the Company.

The Federal Trade Commission is conducting an investigation of whether the formation or operations of Tracker Marine L.P. and the Company's contracts with Tracker Marine L.P. violate the antitrust laws. The Company has received and responded to subpoenas seeking information relating to the Company's outboard motor sales. The Company understands that other marine companies have received similar subpoenas from the Federal Trade Commission.

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

Note 11 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarter and nine month periods ended September 30, 1995 and 1994.
                                 Quarter Ended September 30
                             1995                        1994
                        Net        Operating          Net     Operating
                       Sales       Earnings          Sales    Earnings

Marine               $ 548.7       $   54.2       $  504.0     $  48.5
Recreation             177.0           10.3          158.1        12.2

 Segments              725.7           64.5          662.1        60.7
Corporate                  -          (11.4)             -       (11.3)

  Consolidated       $ 725.7        $  53.1       $  662.1     $  49.4

                               Nine Months Ended September 30
                             1995                        1994
                        Net        Operating          Net     Operating
                       Sales       Earnings          Sales    Earnings

Marine               $1,769.7      $  204.7       $1,524.5     $  156.8
Recreation              569.4          26.5          520.7         60.7

 Segments             2,339.1         231.2        2,045.2        217.5
Corporate                   -         (47.0)             -        (35.0)

  Consolidated       $2,339.1        $184.2       $2,045.2      $ 182.5

The operating earnings of the Recreation segment for the nine-month period ended September 30, 1995 include a $25.8 million charge for the anticipated losses on the planned divestitiures of the golf club shaft business and Circus World Pizza operations.

The Corporate operating expenses for the nine-month period ended September 30, 1995 include $14.2 million in management transition expenses and costs associated with an early retirement and selective separation program at the Company's corporate office.

                       Management's Discussion and Anaysis
                   Cash Flow, Liquidity and Capital Resources

For the nine months ended September 30, 1995, cash and cash equivalents increased $68.3 million versus a decrease of $48.1 million in the comparable period of 1994. Net cash provided by operating activities rose to $178.7 million compared to the $96.3 million for the nine months ended September 30, 1994. The net cash provided by operating activities increased, despite a slight decline in net earnings, primarily because a significant portion of the provisions for the restructuring charge and loss on the divestiture of the Technical segment did not effect cash in the period.

Net cash used for investing activities for the first nine months of 1995 was $69.1 million compared to $106.5 million for the same period of 1994. The decrease resulted primarily from the receipt of proceeds from the divestiture of the Company's Technical segment and the net redemption of marketable securities with maturities of more than ninety days in 1995 compared to a net investment in such securities in 1994, partially offset by increased capital expenditures and investments in unconsolidated affiliates.

Net cash used for financing activities increased to $41.3 million for the first nine months of 1995 compared to $37.9 million in the same period of 1994. The change resulted primarily from a 14% increase in cash dividends paid to $.375 per share in 1995 versus $.33 per share in 1994.

Working capital at September 30, 1995 was $583.0 million compared to $436.2 million at December 31, 1994. The Company's current ratio was 1.9 at September 30, 1995 and 1.7 at December 31, 1994.

Total debt at September 30, 1995 was $321.7 million versus $327.0 million at December 31, 1994. The Company's debt-to-capitalization ratio was 24.4% at September 30, 1995 compared to 26.4% at December 31, 1994.

At September 30, 1995, the Company maintained a $100 million short-term and a $300 million long-term line of credit agreement with a group of banks. For an explanation of the agreement and a discussion of the specific covenant restrictions and current negotiations, see page 7, Note 8 - Debt.

Capital expenditures for the first nine months of 1995 were $85.6 million compared to $60.3 million for the comparable period of 1994. The Company believes that operating cash flows and existing cash balances, supplemented when necessary with short and/or long-term borrowings, will continue to provide the financial resources necessary for capital expenditures and working capital requirements.

                      Management's Discussion and Analysis
                             Results of Operations
              Third Quarter and the First Nine Months of 1995 vs. 1994

Net Sales

Consolidated net sales for the third quarter of 1995 increased 10% to $725.7 million from $662.1 million in the third quarter of 1994. For the nine months ended September 30, 1995, net sales rose 14% to $2,339.1 million from the $2,045.2 million in the comparable period of 1994. The Marine and Recreation segments each contributed to the improvements in both reporting periods.

The Marine segment net sales for the third quarter of 1995 increased 9% to $548.7 million compared to $504.0 million in the 1994 period. The improvement reflects an 18% increase in international sales and a 7% increase in domestic sales. For the nine months ended September 30, 1995, net sales rose 16% to $1,769.7 million from the $1,524.5 million in the comparable period of 1994. International sales rose 23% while domestic sales improved 14% in the nine month period. The third quarter increase resulted primarily from continued strong demand for boats in Europe. The nine month increase reflected the improvement in international sales of boats, primarily Europe, and the strong demand for marine engines through the first six months of 1995, which slowed somewhat in the third quarter as dealers reduced their inventories from seasonal highs.

The Recreation segment's third quarter net sales rose 12%, to $177.0 million from $158.1 million for the same period of 1994. For the nine months ended September 30, 1995, net sales increased to $569.4 million, or 9%, from the $520.7 million for the same period of 1994. The third quarter net sales improvement resulted primarily from continued strong East Asian demand for the Brunswick Indoor Recreation Group's bowling capital equipment and increased European demand for the products of the Zebco Division. For the nine months, the Zebco Division's sales increased both domestically and internationally, while the Brunswick Indoor Recreation Group experienced stronger domestic demand for consumer products and billiards in addition to the aforementioned international bowling capital equipment sales increase.

Operating Earnings

For the third quarter, 1995 operating earnings rose 7%, to $53.1 million from $49.4 million in 1994. For the nine months ended September 30, 1995, operating earnings were $184.2 million compared to $182.5 million for the same period of 1994. The 1995 nine month results include a $40.0 million provision for restructuring charges and management transition expenses. Absent these charges, for the nine months operating earnings would have been $224.2 million, or 23% higher than 1994.

The Marine segment reported operating earnings of $54.2 million for the third quarter of 1995 compared to $48.5 million for the same period of 1994. For the nine months ended September 30, 1995, operating earnings were $204.7 million versus $156.8 million for the comparable period of 1994. The previously discussed domestic and international sales increases accounted for the improvement, offset in part by increased manufacturing, advertising, marketing and product research and development expenses.

The Recreation segment operating earnings were $10.3 million for the third quarter of 1995 compared to $12.2 million in 1994. For the nine months ended September 30, 1995, operating earnings were $26.5 million compared to $60.7 million in the 1994 period. The 1995 results include a $25.8 million restructuring charge for the planned divestitures of the golf shaft business and Circus World Pizza operations. Excluding the restructuring charge, operating earnings were $52.3 million. The decline in both reporting periods, despite the sales increases, resulted primarily from increased research and development expenses, marketing expenses and manufacturing expenses related to the Brunswick Indoor Recreation Group's new Frameworx capital equipment line that began to be shipped in the third quarter of 1995 and lower margins on sales of German-manufactured pinsetters due to currency fluctuations. The Zebco Division's operating earnings improved in both reporting period comparisons primarily due to the previously discussed sales increases.

Corporate expenses for the third quarter of 1995 were $11.4 milliom compared to $11.3 million in the third quarter of 1994. For the nine months ended September 30, 1995, corporate expenses were $47.0 million compared to $35.0 million in the comparable period of 1994. The nine month reporting period in 1995 includes a provision of $14.2 million for management transition expenses and the costs of an early retirement and selective separation program at the Company's corporate office. Excluding the provision, for the nine months ended September 30, 1995, corporate expenses were $32.8 million compared to $35.0 million for 1994.

Interest Expense and Other Items, Net

Interest expense for the third quarter of 1995 increased to $8.0 million from $7.0 million the same period of 1994. For the nine months ended September 30, 1995, interest expense rose to $23.9 million from the $20.3 million reported for the 1994 period. The increase for both reporting periods resulted primarily from increased interest expense on interest rate swap transactions. Interest income and other items, net for the third quarter of 1995 was $8.2 million versus $1.6 million for the comparable period of 1994. For the nine months ended September 30, 1995, interest income and other items, net increased to $14.7 million from $11.3 for the same period of 1994. The increase in both reporting periods was primarily due to foreign currency gains in 1995 compared to foreign currency losses in 1994.

Income Taxes

The effective tax rate from continuing operations for the first nine months of 1995 and 1994 was 36%. The effective tax rate for both periods exceeds the statutory rate due to the impact of non-deductible permanent differences and the effect of higher foreign tax rates. The effective tax rate from continuing operations for the third quarter of 1995 was 35% compared to 33% for the same period of 1994. The third quarter rates reflect the adjustment to an effective tax rate of 36% at September 30, 1995 and 1994 from the effective tax rates used for the six months ended June 30, 1995 and 1994.

                           Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              None.

         (b)  Reports on Form 8-K.

              The Company filed no reports on Form 8-K during the three months ended September 30, 1995.




                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BRUNSWICK CORPORATION



November 6, 1995                         By /s/ Thomas K. Erwin
                                           Thomas K. Erwin, Controller*

*Mr. Erwin is signing this report both as a duly authorized officer and as the chief accounting officer.