Form 10-K
period 1995-12-31
BRUNSWICK CORP
filed 1996-03-28
CIK 14930

Securities and Exchange Commission
      Washington, D.C. 20549

      Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

Commission file number 1-1043

Brunswick Corporation
(Exact name of registrant in its charter)







Delaware                         36-0848180
(State of Incorporation)         (I.R.S. Employer Identification No.)


1 N. Field Ct.                   60045-4811
Lake Forest, Illinois            (zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (847) 735-4700

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation  S-K is not contained    herein, and will not
be contained, to the best of of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[    ]

As of March 15, 1996, the aggregate market value of the voting stock of the registrant held by non-affiliates was $ 2,229,150,409.
Such number excludes stock beneficially owned by officers and directors. This does not constitute an an admission that they are affiliates.

The number of shares of Common Stock($.75 par value) of the registrant outstanding as of March 15, 1996, was 98,245,452.

      Documents Incorporated by Reference

Part III of this Report on Form 10-K incorporates by reference certain information from the Company's definitive Proxy Statement for the Annual Meeting scheduled to be held on April 24, 1996.

                             Part I

                       Item 1.   Business

Brunswick Corporation (the "Company") is organized into six divisions with operations in two industry segments: Marine and Recreation. Segment information is contained in Note 9 on page 37.

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

The Mercury Marine Division manufactures and sells Mercury, Mariner and Force outboard motors, MerCruiser gasoline and diesel inboard and stern drive engines, and the Sport-Jet propless jet system. Outboard motors are sold through marine dealers for pleasure craft and commercial use and to both the Company's US Marine, Sea Ray and Fishing Boat Divisions and independent boat dealers. The MerCruiser engines and the water-jet systems are sold principally to boatbuilders, including the Company's US Marine, Sea Ray and Fishing Boat Divisions.

New Environmental Protection Agency guidelines that become effective in mid-1997 call for reduced hydrocarbon and nitrous oxide exhaust emissions from marine engines over a nine-year period. Two cycle outboard engines are the principal engines which do not currently meet the proposed EPA guidelines. Stern drive engines are four cycle engines, which with only minor modifications will satisfy the EPA guidelines. Mercury Marine expects to meet the proposed emission standards.


Four cycle outboard engines in the 5 to 100 horsepower range which meet the EPA guidelines can be developed with existing technology, and Mercury Marine already produces four cycle 9.9 and 50 horsepower outboard engines which satisfy the EPA guidelines. Mercury Marine has an agreement with Yamaha Motors Co., Ltd. to co-develop additional four cycle outboard engines. Mercury Marine also has license and joint venture agreements with Orbital Engine Corporation, Ltd., of Australia to design, manufacture and market fuel systems for low emission, two cycle engines. In 1995 Mercury Marine developed a DFI (direct fuel injection)
3.0 liter V-6 200 horsepower outboard engine using Orbital Engine technology which more than satisfies the proposed EPA guidelines. This engine will be produced in 1996 and will be the first of a full line of two cycle outboard engines now being developed by Mercury Marine to meet the EPA standards.

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

The US Marine Division builds and sells several brands of fiberglass pleasure and fishing boats, ranging in size from 16 to 56 feet. Bayliner is the Division's oldest and most well known brand, with offerings that include jet powered boats, family runabouts, cabin cruisers, sport fishing boats and luxury motor yachts. Other brands include Maxum (runabouts and cabin cruisers), Trophy and Robalo (sports fishing boats), and Quantum (freshwater fishing boats).

The US Marine Division is vertically integrated, producing many of the parts and accessories which make up the boats. Escort boat trailers also are produced by the Division and are sold with smaller boats as part of boat-motor-trailer packages.
Outboard motors and stern drive and inboard engines are purchased from the Mercury Marine Division.

The US Marine Division's boats, Escort boat trailers, and parts and accessories are sold through dealers. Trademarks for US Marine products include Bayliner, Maxum, Quantum, Robalo, Ciera, Trophy, Jazz, Escort and US Marine.

The Sea Ray Division builds and sells Sea Ray fiberglass boats from 14 to 65 feet in length, including luxury motor yachts, cabin cruisers, sport fishing boats, sport boats, runabouts, water skiing boats, and jet powered boats. Sea Ray use and are sold with outboard motors, jet powered engines, stern drive engines and gasoline or diesel inboard engines. The Division purchases its outboards and most of its stern drive and gasoline inboard engines from the Mercury Marine Division.
Division.

Sea Ray boats are sold through dealers under the Sea Ray, Laguna, Ski Ray, Sea Rayder and Baja trademarks.

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

The Company has a minority interest in Tracker Marine, L.P., a limited partnership which manufactures and markets boats, motors, trailers and accessories. The Company has various agreements with Tracker Marine, L.P., including contracts to supply outboard motors, trolling motors and various other Brunswick products for Tracker Marine boats.

The Company's Marine segment sales to unaffiliated customers include sales of the following principal products for the three years ended December 31, 1995, 1994, and 1993:

                              (in millions, unaudited)
                           1995        1994         1993

          Boats          $1,169.9    $   956.6    $   754.5
          Engines         1,112.3      1,034.1        816.7

                         $2,282.2     $1,990.7     $1,571.2

Boat sales include the value of engines when such engines are sold as a component of a finished boat. Engine sales include sales to boat manufacturers which are not Company-owned, marine dealers and others, when the engine is not sold with a Company-manufactured boat.

                           Recreation

There are two divisions in the Recreation industry segment: Zebco and Brunswick Indoor Recreation Group.

The Zebco Division manufactures, assembles, purchases and sells spincast, spinning and baitcast fishing reels, rods, reel/rod combinations, Martin fly reels and reel/rod combinations, and Swivl-Eze fishing pedestals and ski tows and pylons. The Division also manufactures and sells electric trolling motors for fishermen and for use by boat manufacturers, including Marine segment operations. In March 1996 the Zebco Division acquired Roadmaster Industries, Inc.'s Nelson/Weather-Rite Division, which manufacturers, purchases and sells camping products including sleeping bags, tents, backpacks, canvas bags, rainwear, waders and portable stoves.

The Brunswick Indoor Recreation Group manufactures and sells products for the bowling industry, including bowling lanes, automatic pinsetters, ball returns, computerized scoring equipment and business systems. In addition, the Group manufactures and sells seating and locker units for bowling centers; bowling pins, lane finishes and supplies; and bowling balls and bags. The Group also sells billiards tables which are manufactured for the Company to its specifications.

The Brunswick Indoor Recreation Group has a 50% interest in Nippon Brunswick
K. K., which sells bowling equipment and operates bowling centers in Japan. The Group has other joint ventures (i) to build, own and operate bowling centers and family entertainment centers, which include bowling, billiards and many other games, in Brazil, China, Korea and Thailand; (ii) to sell bowling equipment in China and Thailand; and (iii) to build, own and operate recreation centers containing the Q-Zar laser tag game and to sell Q-Zar laser tag equipment in Brazil and Mexico.

The Brunswick Indoor Recreation Group also operates 126 recreation centers worldwide, and its joint ventures operate an additional 28 centers. Recreation centers are bowling centers which offer, in varying degrees depending on size and location, the following additional activities and services: billiards and other family games, children's playrooms, restaurants and cocktail lounges. The Group owns most of its recreation centers. The Group in 1995 introduced Cosmic Cosmic Bowling, a glow in the dark bowling experience that transforms bowling into a new and different recreation experience that has significantly increased open play revenues in more than 20 of its recreation centers. Another 20 to 40 centers will feature this concept in the near future, and it will be packaged and it will be offered to other proprietors in 1996.
The Group intends to bring the family entertainment concept to North America. Two completely new centers with bowling and billiards as the core forms of entertainment--but with many other games and recreational activities available for the entire family--will open in 1996, one in Canada, the other in the United States.

The Brunswick Indoor Recreation Group is in the process of selling its golf shaft business and has liquidated its Circus World Pizza business.

Among the Company's trademarks in the recreation field are Zebco, Quantum, Pro Staff, Classic and Martin fishing equipment, MotorGuide, Stealth and Thruster electric trolling motors, Swivl-Eze fishing pedestals and ski tows and pylons, American Camper and Weather-Rite camping equipment and Cloud 9, Expedition Trails and American Trails sleeping bags, Brunswick Recreation Centers, Leiserv, Brunswick, AS-90, Armor Plate 3000, Anvilane, BallWall, Guardian, Perry-Austen, Rhino, GS Series, Systems 2000, BowlerVision, Colorvision and Frameworx bowling equipment. Browning S.A. has licensed the Zebco Division to manufacture and sell Browning fishing equipment. Recreation products are distributed, mainly under these trademarks, to mass merchants, distributors, dealers, bowling centers and retailers by the Company's salesmen and manufacturers' representatives and to the recreation centers operated by the Company. Recreation products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise.

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

In the Recreation segment, patent rights principally relate to computerized bowling, scorers and business systems, bowling lanes and related equipment, game tables, fishing reels and electric trolling motors.

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

                          Order backlog

Order backlog is not considered to be a significant factor in the businesses of the Company, except for bowling capital equipment. The backlog of bowling capital equipment at December 31, 1995 was $38.3 million, and the Company expects to fill all of such orders during 1996. The backlog of bowling capital equipment at December 31, 1994 was $35.0 million.

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

Certain bowling equipment, such as automatic scorers and computerized management systems, represents innovative developments in the market. For other recreation products, competitive emphasis is placed on pricing and the ability to meet delivery and performance requirements.

The Company maintains a number of specialized sales forces that sell equipment to distributors and dealers and also, in some cases, to retail outlets.

The Company operates 126 recreation centers worldwide. Each center competes directly with centers owned by other parties in its immediate geographic area; therefore, competitive emphasis is placed on customer service, quality facilities and personnel, prices and promotional programs.

                    Research and development

Company-sponsored research activities, relating to the development of new products or to the improvement of existing products, are shown below:

                                     (in millions)
                                 1995     1994      1993

          Marine                 $81.7     $67.0     $59.3
          Recreation Products     15.2      12.5      10.5

                                 $96.9     $79.5     $69.8

                       Number of employees

The number of employees at December 31, 1995 is shown below by industry segment:

                     Marine            14,250
                     Recreation         6,500
                     Corporate            150

                                       20,900

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

The Company's plants currently are operating at approximately 74 percent of capacity, excluding the 9 closed plants in the Marine segment. Seven of these closed plants are being offered for sale. The other two closed plants are not being offered for sale, but the Company has no plans to reopen them in the near future.

The Company's headquarters and all of its principal plants are owned by the Company. Some bowling recreation centers, three small plants, two test facilities and an overseas distribution center are leased.

The Company's primary facilities are in the following locations:

Mercury Marine Division

Fond du Lac, Hartford and Milwaukee, Wisconsin; Stillwater, Oklahoma; St. Cloud, Florida; Juarez, Mexico; and Petit Rechain, Belgium.

US Marine Division

Arlington and Spokane, Washington; Roseburg, Oregon; Miami and Claremore, Oklahoma; Pipestone, Minnesota; Cumberland and Salisbury, Maryland; Dandridge, Tennessee; Valdosta, Georgia; and Tallahassee, Florida.

Sea Ray Division

Knoxville, Riverview and Vonore, Tennessee; Merritt Island, Sykes Creek and Palm Coast, Florida; Bucyrus, Ohio; Phoenix, Arizona; and Cork, Ireland.

Fishing Boat Division

Topeka and Nappanee, Indiana; West Point, Mississippi; Lincoln, Alabama, and Murfreesboro, Tennessee.

Zebco Division

Tulsa, Oklahoma; Starkville, Mississippi; and Lancaster, Texas.

Brunswick Indoor Recreation Group

Muskegon, Michigan; Bristol, Wisconsin; Des Moines, Iowa; Stockach, Germany; Deerfield, Illinois; and 126 bowling centers in the United States, Canada and Europe.

                   Item 3.   Legal Proceedings

Concord Boat Corporation, et al v. Brunswick Corporation.   On December 7, 1995,
Independent Boat Builders, Inc. ("IBBI"), a boat materials buying group, and eighteen of its boat building members, brought suit against the Company in the United States District Court for the Eastern District of Arkansas alleging that the Company has unlawfully acquired and maintained a monopoly in the domestic stern drive marine engine market and has attempted to monopolize the domestic stern drive recreational boat market through (i) its acquisitions of the Company's current boat companies, (ii) its failure to perform its obligations under an alleged joint venture agreement to manufacture stern drive engines for Yamaha Motor Co., Ltd., forcing Yamaha to exit the domestic stern drive marine engine market, (iii) its stern drive engine buying programs to IBBI members which offer the best discounts to members purchasing at least 70% of their stern drive engine requirements from the Company,
(iv) its negotiation in supply contracts of price cap provisions for IBBI members on stern drive engines which the Company allegedly knew were going to be discontinued, (v) its alleged disclosure of IBBI members' confidential business information to members' competitors, (vi) its condition that engine and boat dealers purchase a substantial share of their engine and boat requirements from the Company in order to receive the Company's best engine and boat discounts, and (vii) its alleged offer of cash payments to boat dealers to terminate thier relationship with competing stern drive boat manufacturers. The Plaintiffs also maintain that some of this same alleged conduct by the Company constitutes a breach of the Company's stern drive engine purchasing contract with them, a breach of the Company's covenant of good faith and fair dealing under that contract, and fraudulent misrepresentations. On February 29, 1996, the Plaintiffs and five additional members of IBBI filed an Amended Complaint making similar allegations with respect to the Company's manufacture and sale of outboard engines and boats powered by outboard engines, and asserting that certain of the Company's agreements with its dealers violate the antitrust laws. The Plaintiffs have requested an injunction requiring the Company to divest its boat manufacturing operations and to cease the alleged practices set forth above, as well as actual damages, trebel damages, punitive damages, and attorneys' fees and costs.

The Company believes, based upon its assessment of the complaint and in consultation with counsel, that this litigation is without merit and intends to defend itself vigorously. The Company has filed its Answer to the complaint and the parties have begun the discovery process. On February 12, 1996, the Company filed a counterclaim against the Plaintiffs alleging that the Plaintiffs have conspired to restrain trade in violation of federal antitrust law by (i) presuring the Company to replace its market share stern drive engine discounts with volume discounts to the disadvantage of smaller stern drive boat builders who are not members of a buying group, (ii) soliciting the Company to limit its boat building divisions' competition with the Plaintiffs in the manufacture and sale of stern drive boats, (iii) soliciting the Company to raise the price of its stern drive engines to certain other buyers to favor the Plaintiffs in competition with those buyers, and (iv) agreeing to limit the display of boats equipped with the Company's stern drive engines at industry boat shows. The Company's counterclaim seeks injunctive relief against the Plaintiffs and the dissolution of IBBI, actual and treble damages, attorneys' fees and costs.

  Item 4.  Submission of Matters to a Vote of Security Holders

None.

                Executive Officers of the Company

The Company's executive officers are listed in the following table:

Officer                       Present Position             Age

P. N. Larson                  Chairman of the
                                 Board,                    56
                                and Chief Executive Officer
 P. B. Hamilton                Senior Vice President        49
                                and Chief Financial Officer
J. W. Dawson                  Vice President and Zebco     61
                                Division President
F. J. Florjancic, Jr.         Vice President and Brunswick 49
                                Division President
D. D. Jones                   Vice President and Mercury
                                Marine Division President  52
D. M. Yaconetti               Vice President               49
                                Administration
                                 and Corporate Secretary
K. B. Zeigler                 Vice President and Chief     47
                                Human Resources Officer
T. K. Erwin                   Controller                   46
R. T. McNaney                 GeneralCounsel               61
R. S. O'Brien                 Treasurer                    46
W. J. Barrington              Sea Ray Division President   45
J. C. Olson                   Fishing Boat
                                Division President         50
J. A. Schenk                  Corporate Director of        53
                                Planning and Development
R. C. Steinway                US Marine Division           44
                                President

There are no family relationships among these officers. The term of office of all elected officers expires April 24, 1996. The Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.



Peter N. Larson has been Chairman of the Board and Chief Executive Officer of the Company since 1995. He was Chairman of the Worldwide Consumer and Personal Care Group, Johnson & Johnson, a leading health care company from 1994 to 1995 and Company Group Chairman, Johnson & Johnson from 1991 to 1994.

Peter B. Hamilton has been Senior Vice President and Chief Financial Officer of the Company since 1995. He was Vice President and Chief Financial Officer, Cummins Engine Company, Inc., a leading worldwide designer and manufacturer of diesel engines and related products from 1988 to 1995.

Jim W. Dawson has been Vice President of the Company since 1994 and Zebco Division President since 1989.

Frederick J. Florjancic, Jr. has been Vice President of the Company since 1988, President of the Brunswick Indoor Recreation Group since 1995 and President of the Brunswick Division since 1988-1995.
David D. Jones has been Vice President of the Company since 1995 and Mercury Marine Division President since 1989.

Dianne M. Yaconetti has been Vice President-Administration of the Company since 1988 and Corporate Secretary of the Company since 1986. She was Manager of the Office of the Chairman 1985-1995.

Kenneth B. Zeigler has been Vice President and Chief of Human Relations of the Company since 1995. He was Senior Vice President, The Continental Corporation, a property and casualty insurance holding company, from 1992 to 1995 and President, Marine and International Group, The Continental Corporation during 1991.

Thomas K. Erwin has been Controller of the Company since 1988.

Robert T. McNaney has been General Counsel of the Company since 1985.

Richard S. O'Brien has been Treasurer of the Company since 1988.

William J. Barrington has been Sea Ray Division President and President of Ray Industries, Inc. since 1989.

Jeffrey C. Olson has been Fishing Boat Division President since 1995. He was President of the Brunswick Marine Unit of the Fishing Boat Division from 1992 to 1995 and Senior Vice President-Marketing, US Marine Division from 1989 to 1992.

James A. Schenk has been Corporate Director of Planning and Development of the Company since 1988.



Robert C. Steinway has been US Marine Division President since 1994. From 1992 to 1994 he was Senior Vice President-Marketing, US Marine Division. From 1989 to 1992 he was General Manager of the Aluminum Fishing Boat Division.


                             Part II

           Item 5.  Market for the Registrant's Common
             Equity and Related Stockholder Matters

The Company's common stock is traded on the New York, Chicago, Pacific, London, and Tokyo Stock Exchanges. Quarterly information with respect to the high and low sales prices for the common stock and the dividends declared on the common stock is set forth in Note 23 on page 59. As of December 31, 1995, there were approximately 22,400 shareholders of record of the Company's common stock.

                Item 6.  Selected Financial Data

Net sales, net earnings, earnings per common share, cash dividends declared per common share, total assets, and long-term debt are shown in the Five Year Financial Summary on page 62.

          Item 7.  Management's Discussion and Analysis
        of Financial Condition and Results of Operations

Management's Discussion and Analysis is presented on pages 20 to 25.

      Item 8.  Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements are set forth on pages 26 to 28 and are listed in the index on page 19.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                            Part III

  Item 10.  Directors and Executive Officers of the Registrant

Information with respect to the directors of the Company is set forth on pages 2-4 of the Company's definitive Proxy Statement dated March 19, 1996 (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on April 24, 1996, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth on page 8 of the Proxy Statement. All of the foregoing information is hereby incorporated by reference. The Company's executive officers are listed herein on pages 10-12.


                Item 11.  Executive Compensation

Information with respect to executive compensation is set forth on pages 5, 6 8-23 of the Proxy Statement and is hereby incorporated by reference.


             Item 12.  Security Ownership of Certain
                Beneficial Owners and Management

Information with respect to the securities of the Company owned by the directors and certain officers of the Company, by the directors and officers of the Company as a group and by the only person known to the Company to own beneficially than 5% of the outstanding voting securities of the Company is set forth on pages 6 and 7 of the Proxy Statement, and such information is hereby incorporated by reference.


    Item 13.  Certain Relationships and Related Transactions

          None.

                             Part IV

       Item 14.  Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K

a)      Financial Statements and Exhibits
        Financial Statements

        Financial statements and schedules are incorporated in this Annual
        Report on Form 10-K, as indicated in the index on page   19.

        Exhibits

        3.1 Restated Certificate of Incorporation of the Company filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and hereby incorporated by reference.

        3.2 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.

        3.3         By-Laws of the Company.

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

        4.5 Rights Agreement dated as of February 5, 1996, between the Company and Harris Trust and Savings Bank filed as Exhibit 1 to the Company's Registration Statement for Preferred Share Purchase Rights on Form 8-A dated March 13, 1996, and hereby incorporated by reference.

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

        10.7* Employment Agreement dated April 1, 1995 by and between the Company and Peter N. Larson filed as
                    Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and hereby incorporated by reference.

        10.8* Employment Agreement dated December 1, 1995 by and between the Company and Peter B. Hamilton.

        10.9* Form of Employment Agreement by and between the Company and each of W. J. Barrington, J. W. Dawson,
                    T. K. Erwin, F. J. Florjancic, Jr., P. B. Hamilton, D. D. Jones, R. T. McNaney, R. S. O'Brien, J. A. Schenk,
                    R. C. Steinway and K. B. Zeigler.

        10.10* 1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company's definitive Proxy Statement dated March 25, 1994 for the Annual Meeting of Stockholders on April 27, 1994 and hereby incorporated by reference.

        10.11* 1995 Stock Plan for Non-Employee Directors filed as Exhibit B to the Company's definitive Proxy Statement dated March 19, 1996 for the Annual Meeting of Stockholders on April 24, 1996 and hereby incorporated by reference.

        10.12* Supplemental Pension Plan filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and hereby incorporated by reference.

        10.13* Form of Insurance Policy issued for the life of each of the Company's officers, together with the specifications for each of these policies, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for 1980 and hereby incorporated by reference. The Company pays the premiums for these policies and will recover these premiums, with some exceptions, from the policy proceeds.

        10.14* Insurance policy issued by The Prudential Insurance Company of America insuring all of the Company's officers and certain other senior management employees for medical expenses filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for 1980 and hereby incorporated by reference.

        10.15* Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, M. J. Callahan, J.
                    P. Diesel, P. Harf, G. D. Kennedy, B. K. Koken,
                    J. W. Lorsch, B. M. Musham, R. N. Rasmus, K. Roman and R. W. Schipke filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

        10.16* Indemnification Agreement dated September 16, 1986, by and between the Company and J. F. Reichert filed as
                    Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

        10.17* Indemnification Agreement dated April 1, 1995 by and between the Company and P. N. Larson.

        10.18* Form of Indemnification Agreement by and between the Company and each of W. J. Barrington, J. W. Dawson,
                    T. K. Erwin, F. J. Florjancic, Jr., P. B. Hamilton, D. D. Jones, R. T. McNaney, R. S. O'Brien, J. C. Olson, J. A. Schenk, R. C. Steinway, D. M. Yaconetti and K. B. Zeigler filed as Exhibit 19.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                    30, 1986, and hereby incorporated by reference.

        10.19* 1991 Stock Plan filed as Exhibit A to the Company's definitive Proxy Statement dated March 19, 1996 for the Annual Meeting of Stockholders on April 24, 1996 and hereby incorporated by reference.

        10.20* Change In Control Severance Plan filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for 1989 and hereby incorporated by reference.

        10.21*      Brunswick Performance Plan for 1995 filed as Exhibit
                    10.20 to the Company's Annual Report on Form 10-K for 1993 and hereby incorporated by reference.

        10.22*      Brunswick Performance Plan for 1996.

        10.23* Brunswick Strategic Incentive Plan for 1993-1995, 1994-1996 and 1995-1997 filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for 1993 and hereby incorporated by reference.

        10.24*      Brunswick Strategic Incentive Plan for 1996-1997.


        21.1        Subsidiaries of the Company.

        24.1        Powers of Attorney.

        27.1        Financial Data Schedule

b)      Reports on Form 8-K

        The Company filed no reports on Form 8-K during the three months ended December 31, 1995.



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

                  Brunswick Corporation

March 22, 1996      By /s/ Peter B. Hamilton
                       Peter B. Hamilton, Senior Vice
                        President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                                  Title
Peter N. Larson       Chairman and Chief Executive Officer (Principal
                      Executive Officer) and Director
Peter B. Hamilton         Senior Vice President and Chief Financial Officer
                      (Principal Financial Officer)
Thomas K. Erwin       Controller (Principal Accounting Officer)
Nolan D. Archibald    Director
Michael  J. Callahan  Director
John P. Diesel        Director
George D. Kennedy     Director
Bernd K. Koken        Director
Jay W. Lorsch         Director
Bettye Martin Musham  Director
Robert N. Rasmus      Director
Jack F. Reichert      Director
Kenneth Roman         Director
Roger W. Schipke      Director

Peter B. Hamilton, as Principal Financial Officer and pursuant to a Power of Attorney (executed by each of the other officers and directors listed above and filed with the Securities and Exchange Commission, Washington, D.C.), by signing his name hereto does hereby sign and execute this report of Brunswick
Corporate on behalf of each of the officers and directors named above in the capacities in which the names of each appear above.

March 22, 1996                       /s/ Peter B. Hamilton
                                         Peter B. Hamilton

         Index to Financial Statements and Schedule

                                                                Page
Consolidated Financial Statements

Management's Discussion and Analysis                          20 to 25

Statements of Results of Operations
   1995, 1994 and 1993                                           26

Balance Sheets
   December 31, 1995 and 1994                                    27

Statements of Cash Flows
   1995, 1994 and 1993                                           28

Notes to Financial Statements
   1995, 1994 and 1993                                        29 to 59

Report of Management                                             60

Report of Independent
   Public Accountants                                            61

Five Year Financial Summary                                      62

Consent of Independent Public Accountants                        63


Schedule

II- Valuation and Qualifying Accounts
        1995, 1994 and 1993                                      64


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

             Management's Discussion and Analysis

Cash Flow, Liquidity and Capital Resources
Cash and cash equivalents rose $159.1 million in 1995 to $344.3 million versus a decrease of $63.6 million in 1994. Net cash provided by operating activities increased $158.9 million to $280.1 million compared to $121.2 million reported in 1994. The net cash provided by operating activities increased because of reduced working capital demands and because a significant portion of the provisions for the restructuring charge and loss on the divestiture of the Technical segment did not affect cash in 1995 and the 1994 cash usage included a $55 million payment to the U.S. Internal Revenue Service, as discussed in Note 16 to the consolidated financial statements.

Net cash used for investing activities decreased $24.3 million to $105.0 million for 1995 compared to $129.3 million in 1994. The decrease resulted primarily from the receipt of proceeds from the divestiture of the Company's Technical segment and the net redemption of marketable securities with maturities of more than ninety days in 1995 compared to a net investment in such securities in 1994. These items were partially offset by increased capital expenditures and investments in unconsolidated affiliates.

Net cash used for financing activities was $16.0 million in 1995 compared to $55.5 million in 1994. The change resulted primarily from a 1995 equity issuance for pension plan funding of $40.0 million offset in part by a 14% increase in cash dividends paid to $.50 per share in 1995 versus $.44 per share in 1994.

Working capital at December 31, 1995 was $597.2 million compared to $436.2 million at December 31, 1994. The Company's current ratio was 1.9 at December 31, 1995 and 1.7 at December 31, 1994.

The Company's long-term financing is primarily comprised of 30-year debentures, 10-year unsecured notes, loans secured by mortgages on property and the guarantee of $67.8 million of debt of the Brunswick Employee Stock Ownership Plan. The form and timing of all financing is determined by the prevailing securities markets, the Company's capital requirements and its financial position at December 31, 1995, the Company had an unused long-term credit agreement totaling $400 million with a group of banks. The Company's debt-to-capitalization ratio was 23.4% at December 31, 1995 compared to 26.4% at December 31, 1994. Total debt at December 31, 1995 was $318.9 million versus $327.0 million at December 31, 1994.

Capital expenditures, excluding acquisitions, were $122.7 million, $104.6 million and $95.8 million in 1995, 1994 and 1993. The Company has and will continue to make capital expenditures that offer increased production efficiencies, improvement to product quality, and growth from new products and expansion of existing product lines. The Company believes that existing cash balances and future operating results, supplemented when necessary with short- and/or long-term borrowings, will continue to provide the financial resources necessary for capital expenditures and working capital requirements.

             Results of Operations 1995 vs. 1994

Net Sales
Consolidated net sales for 1995 increased 13% to $3.04 billion from $2.70 billion reported in 1994. The Marine and Recreation segments each contributed to the improvement.

The Marine segment's net sales rose 15% to $2.28 billion in 1995 from $1.99 billion in 1994. The improvement reflects a 21% increase in international sales and a 13% increase in domestic sales. Contributing to these increases were growth in international sales of boats, primarily in Europe, and the strong domestic and international demand for marine engines, especially in the first six months of 1995.

The Recreation segment's net sales increased 7%, to $759.2 million in 1995 from $709.4 million in 1994. The improvement resulted primarily from continued strong East Asian demand for the Brunswick Indoor Recreation Group's (formed through the consolidation of the Brunswick and Brunswick Recreation Centers Divisions in
1995) bowling capital equipment and increased domestic sales of the consumer products and billiards product lines. The Zebco Division's sales increased both domestically and internationally, primarily as a result of higher demand.

Operating Earnings
Consolidated operating earnings were $219.6 million in 1995 compared to $210.0 million in 1994. The 1995 results include a $40.0 million provision for restructuring charges and management transition expenses. Absent these charges, operating earnings would have been $259.6 million, or 24% higher than 1994.

The Marine segment reported operating earnings of $230.9 million in 1995 compared to $175.6 million in 1994. The previously discussed domestic and international sales increases accounted for the improvement, offset in part by increased advertising, marketing and product research and development expenses.

The Recreation segment operating earnings were $50.6 million in 1995 compared to $82.8 million in 1994. The 1995 results include a $25.8 million restructuring charge for the divestitures of the golf shaft business and Circus World Pizza operations. Excluding the restructuring charge, operating earnings were $76.4 million. The decline in operating earnings resulted primarily from increased research and development expenses, marketing expenses, manufacturing expenses related to the Brunswick Indoor Recreation Group's new Frameworx capital equipment line that began to be shipped in the third quarter of 1995 and lower margins on sales of German-manufactured pinsetters due to currency fluctuations. The Zebco Division's operating earnings improved due to the previously discussed sales increases.

Corporate expenses for 1995 were $61.9 million compared to $48.4 million in 1994. The 1995 expenses include a provision of $14.2 million for management transition expenses and the costs of an early retirement and selective separation program at the Company's corporate office. Excluding the provision, corporate expenses were $47.7 million.

Interest Expense and Other Items, Net
Interest expense rose to $32.5 million from the $28.5 million reported in 1994. The increase resulted primarily from increased interest expense on interest rate swap transactions. Interest income and other items, net was $21.0 million in 1995 versus $16.9 in 1994. The increase is primarily the result of foreign currency gains versus foreign currency losses in 1994 as well as higher earnings of unconsolidated affiliates. The global nature of the Company's business requires that it deal in many currencies. To mitigate the effect of foreign currency fluctuations, the Company hedges selected currencies when deemed to be appropriate.

Income Taxes
In 1995, the Company recorded a tax provision of $73.9 million compared with a tax provision of $69.4 million in 1994. The 1995 effective tax rate of 35.5% compares with 35% in 1994. For a reconciliation of tax rates, refer to Note 16 to the consolidated financial statements.

Looking to the Future
In 1995, the Company experienced its fourth consecutive year of improved results from continuing operations. This performance is attributable to the following factors the marine industry continued its recovery from the severe recession that affected this market from late 1988 through 1992; the Company has continued, and in fact enhanced, its focus on cost improvements that started with the Marine segment restructuring implemented during the industry downturn; and the Recreation segment has realized international growth through selected acquisition and development of new markets for bowling capital equipment.

Looking ahead, it is difficult to predict the long-range outlook as the Company will continue to be affected by the changing demands in the recreational marine market and the effect of worldwide economic cycles on international bowling equipment sales.

However, the Company intends to continue its focus on growth in the markets it serves through improved productivity and selected acquisitions, such as the planned acquisition of the Nelson/Weather-Rite unit of Roadmaster Industries, Inc., announced in the first quarter of 1996.

Environmental Matters
The U.S. Environmental Protection Agency (EPA) has announced proposed regulations for limiting air emissions from gasoline engines used in pleasure boats. Specifically, the EPA proposal seeks to reduce hydrocarbon and nitrous oxide exhaust emissions from two-cycle, gasoline marine engines by more than 75 percent over a nine-year phase-in period beginning with the 1998 model year.

In anticipation of these requirements, in 1993 the Company's Mercury Marine Division signed an agreement with Yamaha to co-develop and co-manufacture four-cycle outboard engines. The first such engine was introduced in 1994 and a second began production in early 1995.

Also in early 1995, Mercury formed a joint venture with Orbital Engine Corporation, Ltd. of Australia to design, manufacture and market fuel systems for low emissions, two-cycle engines. This new Small Engine Fuel Injection System technology (SEFIS) will be employed on a significant range of Mercury outboards. In late 1995, Mercury introduced a two-cycle, 200-horsepower, 3-liter outboard which utilizes an earlier Orbital direct fuel injection system technology and which exceeds the impending EPA regulations. In addition, other direct fuel injection methods to lower hydrocarbon emissions in two-cycle engines are being evaluated.

The Company expects these four-cycle and low emissions two-cycle engines will meet or exceed the proposed emission standards and be introduced ahead of the required schedule.

              Results of Operations 1994 vs. 1993

Net Sales
The Company's consolidated net sales for 1994 rose 22% to $2.70 billion from the $2.21 billion reported for 1993. Increases in both the Marine and Recreation segments contributed to this improvement.

The Marine segment's 1994 net sales increased 27% to $1.99 billion from $1.57 billion in 1993. Higher volume and an improved product mix accounted for 24% of the growth while price increases constituted the remaining 3%. Domestic sales of boats and engines increased 30% over the prior year, while international sales increased 17%. Engine slaes rose 34% in Europe, and the Latin and South American, Asian and Middle Eastern markets also reported increases. International boat sales were flat in 1994 compared to 1993. Retail sales increased at a rate greater than wholesale sales to dealers; therefore, dealers inventories continued at low levels.

The Recreation segment's 1994 net sales increased 12% to $709.4 million from $635.6 million in 1993. The Brunswick Division's sales increased 13% on a 14% increase in international sales as strong demand for capital equipment in Asia and Europe continued, and a 10% increase in domestic sales as all product lines reflected improvements. The Zebco Division's sales increased 20% as domestic and international sales rose 19% and 25%, respectively. The Brunswick Recreation Centers (BRC) Division sales were flat in 1994 compared to 1993 as price increases of approximately 4% were offset by reduced bowling lineage caused by the severe winter weather in early 1994 and the California earthquake which closed several centers in the first quarter of 1994.

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

The Recreation segment's operating earnings were $82.8 million for 1994 compared to $80.0 million in 1993. The Brunswick Division's operating earnings increased as a result of the sales increases discussed above, but were largely offset by continued operating losses experienced in its composite golf shaft operations and higher costs for new product development and market expansion efforts. The Zebco Division operating earnings also increased slightly, primarily due to the domestic sales increase, which was offset by reduced foreign operating earnings despite higher foreign sales, as foreign margins declined and as the Division continued to incur costs as it integrated the Browning acquisition made in late 1992. The BRC Division's operating earnings for 1994 declined from 1993 primarily due to additional start-up costs and operating losses for its Circus World Pizza operations.

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

Income Taxes
In 1994, the Company recorded a tax provision of $69.4 million compared with a tax provision of $32.0 million in 1993. The effective tax rate for 1994 of 35% compared to 37% for 1993. The decrease in the effective tax rate resulted primarily from increased tax credits and the impact of tax rates on the mix of the Company's income, as well as the settlement of a dispute with the U. S. Internal Revenue Service, as discussed in Note 16.

Brunswick Corporation
Consolidated Statements of Results Of Operations
For the Years Ended December 31,
(in millions, except per share data)

                                                           1995      1994      1993

Net sales                                               $ 3,041.4 $ 2,700.1 $ 2,206.8

Cost of sales                                             2,207.9   1,951.7   1,636.6
Selling, general and administrative                         573.9     538.4     470.4
Restructuring charges and management transition expenses     40.0         -         -
  Operating earnings                                        219.6     210.0      99.8

Interest expense                                            (32.5)    (28.5)    (27.2)
Interest income and other items, net                         21.0      16.9      13.9
Earnings before income taxes                                208.1     198.4      86.5

Income tax provision                                         73.9      69.4      32.0

Earnings from continuing operations before
  extraordinary item and cumulative effect
    of accounting changes                                   134.2     129.0      54.5

Cumulative effect on prior years of changes
  in accounting principles                                      -         -     (14.6)

Extraordinary loss from retirement of debt                      -         -      (4.6)

Discontinued operations
  Estimated loss on divestiture of Technical segment         (7.0)        -     (12.2)

    Net earnings                                        $   127.2 $   129.0 $    23.1

Earnings (loss) per common share
  Continuing operations                                 $    1.39 $    1.35 $    0.57
  Cumulative effect of changes in accounting principles         -         -     (0.15)
  Extraordinary item                                            -         -     (0.05)
  Discontinued operations
    Estimated loss on divestiture of Technical segment      (0.07)        -     (0.13)

    Net earnings per common share                       $    1.32 $    1.35 $    0.24

The notes are an integral part of these consolidated statements.


                             Brunswick Corporation
                        Consolidated Balance Sheets
                               As of December 31,
                    (in millions, except per share data)


                         Assets                           1995     1994
Current assets
  Cash and cash equivalents, at cost, which
    approximates market                                $  344.3 $  185.2
  Marketable securities                                    11.2     18.2
  Accounts and notes receivable, less allowances
    of $19.0 and $19.5                                    257.7    218.9
  Inventories                                             411.4    409.0
  Prepaid income taxes                                    203.8    175.0
  Prepaid expenses                                         34.2     33.9
  Income tax refunds receivable                            15.0     17.3
       Current assets                                   1,277.6  1,057.5

Property
  Land                                                     62.5     61.0
  Buildings                                               385.5    367.8
  Equipment                                               694.8    660.6
      Total land, buildings and equipment               1,142.8  1,089.4
  Accumulated depreciation                               (608.3)  (571.7)
      Net  land, buildings and equipment                  534.5    517.7
  Unamortized product tooling costs                        64.4     47.7
      Net  property                                       598.9    565.4

Other assets
  Dealer networks                                         117.5    140.9
  Trademarks and other                                    162.2    136.0
  Excess of cost over net assets of businesses acquired   119.2    117.8
  Investments                                              85.1     76.1
      Other assets                                        484.0    470.8

  Assets of continuing operations                       2,360.5  2,093.7
  Net assets of discontinued operations                       -     28.6

         Total assets                                  $2,360.5 $2,122.3

         Liabilities and Shareholders' Equity


  Short-term debt, including current maturities
   of long-term debt                                   $    6.1 $    8.2
  Accounts payable                                        154.8    157.3
  Accrued expenses                                        519.5    455.8
      Current liabilities                                 680.4    621.3

Long-term debt
  Notes, mortgages and debentures                         312.8    318.8

Deferred items
  Income taxes                                            157.8    133.8
  Postretirement and postemployment benefits              138.3    114.0
  Compensation and other                                   28.1     23.7
      Deferred items                                      324.2    271.5

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,537,692 and 100,687,992    76.9     75.5
  Additional paid-in capital                              299.4    261.5
  Retained earnings                                       814.8    735.5
  Treasury stock, at cost: 4,633,036 shares and
    5,236,856 shares                                      (85.0)   (98.3)
  Minimum pension liability adjustment                     (3.4)    (0.7)
  Unearned portion of restricted stock  issued for futur   (6.3)    (2.4)
  Cumulative translation adjustments                       13.7     11.8
  Unamortized ESOP expense                                (67.0)   (72.2)

      Common shareholders' equity                       1,043.1    910.7

         Total liabilities and shareholders' equity    $2,360.5 $2,122.3

The notes are an integral part of these consolidated statements.

                               Brunswick Corporation
                     Consolidated Statements Of Cash Flows
                          For the Years Ended December 31,
                                        (in millions)



                                                                 1995    1994     1993

Cash flows from operating activities
  Net earnings                                                 $ 127.2 $ 129.0 $   23.1
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization by continuing operations     120.5   119.8    117.8
      Changes in noncash current assets and current
        liabilities of continuing operations:
        Increase in accounts and notes receivable                (36.6)  (50.1)    (7.8)
        (Increase) decrease in inventories                         1.5   (83.6)   (10.9)
        (Increase) decrease in prepaid income taxes              (28.8)   11.5     (6.0)
        Increase in prepaid expenses                              (0.4)   (9.7)    (3.1)
        (Increase) decrease in income tax refunds receivable       2.3   (17.3)       -
        Increase (decrease) in accounts payable                   (2.5)   34.5     16.4
        Increase  in accrued expenses                              6.3    50.5     31.8
        Increase (decrease) in taxes payable                         -   (62.7)    64.5
      Increase (decrease) in deferred items                       52.6    24.4    (50.2)
      Stock issued for employee benefit plans                      8.6     4.5      3.8
      Pension cost less than funding                             (33.2)  (32.6)   (17.8)
      Restructuring charges and management transition expenses    40.0       -        -
      Other, net                                                   3.9     4.3      1.3
      Cumulative effect of changes in accounting principles          -       -     14.6
      Estimated loss on disposition of Technical segment          11.5       -     12.2
     (Increase)decrease in net assets of discontinued operations   7.2    (1.3)    (0.8)
        Net cash provided by operating activities                280.1   121.2    188.9

Cash flows from investing activities
  Payments for businesses acquired, net of cash acquired and
  including other cash payments associated with the acquisitions (10.3)   (7.1)    (2.1)
  Capital expenditures                                          (122.7) (104.6)   (95.8)
  Proceeds from sales of property                                 13.3     5.9      7.1
  Proceeds from disposal of Technical segment                     22.0       -        -
  Investments in unconsolidated affiliates                       (10.1)   (1.7)    (2.8)
  Investments in marketable securities                             7.0   (18.2)       -
  Other, net                                                      (3.6)   (2.4)    (1.6)
  Net investing activities of discontinued operations             (0.6)   (1.2)    (1.9)
        Net cash used for investing activities                  (105.0) (129.3)   (97.1)

Cash flows from financing activities
  Proceeds from issuance of long-term debt                           -       -    122.9
  Proceeds from equity issuance to pension plan                   40.0       -        -
  Payments of long-term debt, including current maturities        (6.0)   (6.2)  (117.3)
  Cash dividends paid                                            (47.9)  (42.0)   (41.9)
  Other, net                                                      (2.1)   (7.3)    (2.2)
        Net cash used for financing activities                   (16.0)  (55.5)   (38.5)

Net increase (decrease) in cash and cash equivalents             159.1   (63.6)    53.3
Cash and cash equivalents at beginning of year                   185.2   248.8    195.5
Cash and cash equivalents at end of year                       $ 344.3 $ 185.2 $  248.8

Supplemental cash flow disclosures:
  Interest paid                                                $  34.2 $  35.1 $   25.5
  Income taxes paid, net of refunds                               43.8   114.9     23.9

Supplemental schedule of noncash investing and financing activities:
  Fair market value of treasury stock issued for
    compensation plans and other                               $  11.9 $   4.0 $    2.1

The notes are an integral part of these consolidated statements.

          Notes to Consolidated Financial Statements
               December 31, 1995, 1994, and 1993

1. Nature of Business and Significant Accounting Policies

Nature of Business. Brunswick Corporation and its wholly owned subsidiaries (the
 Company ) is a multinational company that operates in two business segments. The Marine segment through four divisions manufactures and sells marine engines and boats. The Recreation segment through two divisions manufactures and sells products utilized in the bowling industry; operates bowling centers; and manufactures and sells fishing tackle, trolling motors and other products used in the recreational fishing market.

Use of Estimates in the Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation. The Company s consolidated financial statements include the accounts of its significant domestic and foreign subsidiaries, after eliminating transactions between Brunswick Corporation and such subsidiaries. Investments in certain affiliates, including some majority-owned subsidiaries which are immaterial, are reported using the equity method.

Cash and cash equivalents. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less from the time of purchase to be cash equivalents.

Inventories. Approximately forty percent of the Company s inventories are valued at the lower of first-in, first-out (FIFO) cost or market (replacement cost or net realizable value). All other inventories are valued at last-in, first out
(LIFO) cost, which is not in excess of market. Inventory cost includes material, labor and manufacturing overhead.

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

Product tooling costs. The Company capitalizes product tooling costs and amortizes those costs over the estimated useful lives of the assets.

Intangibles. The costs of dealer networks, trademarks and other intangible assets are amortized over their expected useful lives using the straight-line method. Accumulated amortization was $267.7 million and $240.7 million at December 31, 1995 and 1994, respectively. The excess of cost over net assets of businesses acquired is being amortized using the straight-line method, principally over 40 years. Accumulated amortization was $35.0 million and $29.9 million at December 31, 1995 and 1994, respectively. Subsequent to acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted cash flows or, in the case of goodwill, undiscounted operating earnings, over the remaining life of the asset in measuring whether the asset is recoverable.

Income taxes. The Company records income taxes under SFAS No. 109, which requires an asset and liability method. This method results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

Retirement plans. The Company accrues the cost of pension and retirement plans which cover substantially all employees. Pension costs, which are primarily computed using the projected unit credit method, are generally funded based on the legal requirements, tax considerations and investment opportunities for the Company s domestic pension plans and in accordance with local laws and income tax regulations for foreign plans. During 1995, 1994 and 1993, the Company contributed $39.9 million, $37.3 million and $19.0 million, respectively, in excess of the required minimum funding for its domestic pension plans.

Derivatives. Gains and losses related to qualifying hedges of firm commitments and anticipated transactions are deferred and recognized in income, or as adjustments of carrying amounts, when the hedged transaction occurs. Gains and losses on instruments that do not qualify as hedges are recognized as other income or expense. The Company does not hold or issue financial instruments for trading purposes.

2. Earnings (Loss) Per Common Share

Earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 96.2 million, 95.7 million and 95.3 million for 1995, 1994 and 1993, respectively.

3. Inventories

At December 31, 1995 and 1994, $218.3 million and $183.1 million, respectively, of inventories were valued using the LIFO method. If the FIFO method of inventory accounting had been used by the Company for inventories valued at LIFO, inventories at December 31 would have been $84.3 million and $78.5 million higher than reported for 1995 and 1994, respectively. The FIFO cost of inventories at these dates approximated replacement cost or net realizable value. Inventories at December 31 consisted of the following:

(in millions)              1995           1994
Finished goods             $206.9       $233.4
Work-in-process             129.3        105.2
Raw materials                75.2         70.4

Inventories                $411.4       $409.0


4. Restructuring Charges and Management Transition Expenses

In the second quarter of 1995, the Company recorded restructuring and management transition expenses of $40.0 million ($24.4 million after-tax). The charge consisted of losses on the divestitures of the golf club shaft business and Circus World Pizza operations in the Recreation segment, and management transition expenses and the costs of an early retirement and selective separation program at the Company s corporate office. The net sales and operating losses (excluding divestiture provisions) for each of the three years December 31, 1995 of the businesses to be divested were as follows:

(in millions)              1995          1994      1993
Net sales                $ 21.0         $17.2     $11.7
Operating Losses         $  7.6         $ 6.4     $ 4.6

The Circus World Pizza operation divestiture and management transition and early retirement and selected separation program have been completed. The remaining reserve for the golf club shaft business is $17.0 million and management expects the reserve to be adequate to cover exposures related to this divestiture. The Company continues to evaluate offers for the golf club shaft business as of December 31, 1995.

5. Discontinued Operations

In February 1993, the Company s Board of Directors approved plans to divest the Technical Group, the only remaining business in the Company s Technical segment. On April 28, 1995, the Company completed the sale of substantially all the assets of its Technical Group to Technical Products Group, Inc., a newly formed company controlled by TPG Holdings in Atlanta, Georgia. Included in the sale were Brunswick operations in Marion, Virginia; Lincoln, Nebraska; Camden, Arkansas; and Deland, Florida. Excluded were the assets associated with the unit's facility in Costa Mesa, California, which are fully reserved as of Decmeber 31, 1995 and which the Company continues to seek a buyer. Certain liabilities of discontinued operations which are being retained by the Company are reflected in Company's continuing operations in 1995. In the second quarter of 1995, the Company recorded a provision of $11.5 million ($7.0 million after-tax) reflecting lower than anticipated selling prices for those businesses. A $26.0 million estimated loss ($42.0 million pretax) on the divestiture of the Technical Group and for certain other expenses of the previously divested Technical businesses was recorded in 1992. In
1993, the Company recorded an additional $12.2 million estimated loss ($20.0 million pretax) on the divestiture of the Technical Group which reflected the estimated net realizable value on disposition including post-sale expenses.

The net sales were $35.1 million, $135.5 million and $147.4 million for the three years ended December 31, 1995, 1994 and 1993, respectively. Operating results of discontinued operations for 1995, 1994 and 1993 have been credited to/charged against the divestiture reserve established in 1992.

6. Acquisitions

In 1995, the Company purchased the assets of one company for $10.3 million in cash.
In 1994, the Company purchased the assets of four companies and majority positions in three joint ventures for $7.1 million in cash.

In 1993, the Company purchased the assets of three companies for $2.1 million in cash.
The effect of the aforementioned acquisitions, which were accounted for as purchases, was not significant to the Company s consolidated results of operations in the year of acquisition.

7.  Commitments and Contingent Liabilities

It is customary within the marine industry for manufacturers to enter into product repurchase agreements with financial institutions that provide financing to marine dealers. The Company has entered into agreements which provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer s default. Most of these agreements contain provisions which limit the Company s annual repurchase obligation. The Company accrues for the cost and losses that are anticipated in connection with expected repurchases. Such losses are mitigated by the Company s resale of repurchased products. Repurchases and losses incurred under these agreements have not and are not expected to have a significant impact on the Company s results of operations. The maximum potential repurchase commitments at December 31, 1995 and 1994, were approximately $167.0 million and $152.0 million, respectively.

The Company also has various agreements with financial institutions that provide limited recourse on marine and bowling capital equipment sales. The maximum potential recourse liabilities outstanding under these programs were approximately $39.0 million and $38.0 million at December 31, 1995 and 1994, respectively. Recourse losses have not and are not expected to have a significant impact on the Company s results of operations.

The Company had outstanding standby letters of credit and financial guarantees of approximately $50.3 million and $21.0 million at December 31, 1995 and 1994, respectively, representing conditional commitments whereby the Company guarantees performance to a third party. The majority of these commitments include guarantees of premium payment under certain of the Company s insurance programs and other guarantees issued in the ordinary course of business.

8.  Financial Instruments

The Company enters into various financial instruments in the normal course of business and in connection with the management of its assets and liabilities.

The carrying values of the Company s short-term financial instruments, including cash and cash equivalents, marketable securities, accounts and note receivables, short-term debt and the current maturities of long-term debt, approximate their fair value because of the short maturity of these instruments. The fair value of the long-term debt is $332.9 million and $304.0 million, respectively, versus carrying amounts of $312.8 million and $318.8 million, respectively, at December 31, 1995 and 1994. The fair value of the Company s long-term investments was determined based on quoted market prices, where available. Discounted cash flows using market rates available for long-term debt with similar terms and remaining maturities were used in determining the fair value of long-term debt.

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on the Company s investments and borrowings. These agreements involve the exchange of interest payments based on underlying notional principal amounts. The differential to be paid or received is recognized over the lives of the agreements as an adjustment of interest income and other items, net or as interest expense. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company regularly monitors its positions and the credit ratings of these counterparties and considers the risk of default to be remote.

At December 31, 1995 and 1994, the Company had an outstanding floating-to-floating interest rate swap agreement with a notional principal amount of $260.0 million which term expires in September 2003. The swap matches the Company's invested cash portfolio. The interest rates on this agreement are set on a semi-annual basis in arrears. In September 1994, the Company entered into two $260.0 million notional principal floating-to-floating interest rate swap agreements which terms expire in September 2003. The purpose of the agreements is to mitigate the exposure on the original $260.0 million swap agreement. The interest rates on these agreements are set on an annual and semi-annual basis or quarterly basis in arrears, depending on the interest rate agreements. The fair value of the interest rate swaps is based on dealer quotes and represents the amount of consideration the Company would receive or pay to terminate the contracts. The estimated aggregate market value of these agreements at December 31, 1995 and 1994 were losses of $0.7 million and $5.4 million, respectively. Under the terms of the swap agreements, the timing of payments and receipts between the Company and its counterparties do not always fall within the same accounting period. As a result, the Company has recorded prepaid assets related to the interest rate swap agreements at December 31, 1995 and 1994 of $10.5 million and $10.2 million, respectively. Other liabilities relating to the original interest rate swap agreement were $4.6 million and $4.3 million, respectively at December 31, 1995 and 1994.

At December 31, 1993, the Company also had outstanding fixed-to-floating interest rate swap agreements with notional principal amounts totaling $200.0 million, which terms expire in September 1996. These agreements, which matched a portion of the Company's fixed rate debt, were terminated in September 1994 to recognize the loss on these agreements for tax purposes. A deferred loss of $10.1 million is being amortized over the original terms of the interest rate swap agreements. The unamortized loss at December 31, 1995 is $4.4 million. The Company replaced these agreements with interest rate swap agreements with notional principal amounts totaling $200.0 million that contained revised rates, shorter terms and with counterparties. These agreements were terminated in October 1994. The impact of these terminations, which is being deferred and amortized over the original terms of the agreements, was not material.

The Company also enters into forward exchange contracts, whose durations are usually less than two years, to hedge the U.S. dollar exposure of its foreign operations. Realized and unrealized gains and losses on contracts are recognized and included in net earnings. Losses of $4.2 million and $2.9 million were included in net earnings for 1995 and 1994 and a gain of $1.2 million was recorded in 1993.

Forward exchange contracts outstanding at December 31 were as follows:

                                Contract
                                 Foreign    U.S.         Fair Market
(in millions)                    Currency   Dollar        Value

1995
Belgium Franc                       949.9   $ 29.2        $ 32.1
Japanese Yen                      3,697.0     37.8          36.2
Swiss Franc                           1.2      1.0           1.0
Italian Lira                        242.8       0.2          0.2
French Franc                           3.4      0.7          0.7
German Mark                            4.2      3.1          2.9

 Total                                       $ 72.0       $ 73.1

1994
Belgium Franc                    1,909.0    $ 58.4        $ 58.9
Canadian Dollar                     22.4      16.0          16.0
Italian Lira                     1,415.8       0.9           0.9
French Franc                         4.0       0.7           0.7
German Mark                          5.0       3.3           3.2

 Total                                      $ 79.3        $ 79.7

1993
Belgium Franc                    1,057.2    $ 29.2        $ 29.8

The Company uses commodity swap agreements to hedge anticipated purchases of aluminum. Under the aluminum swap agreements, the Company receives or makes payments based on the difference between a specified price and the market price of aluminum. At December 31, 1995, the Company had swap agreements with dealers to exchange monthly payments on approximately 57% of the Company's total aluminum purchases in 1996 and 40% in 1997. The Company records the payments when received or made and does not have a carrying value recorded. These agreements have a notional principal value of $32.0 million. During the year ended December 31, 1995, the Company had swaps covering approximately 60% of the 40 million pounds of aluminum purchased. During the year ended December 31, 1994, the Company had swaps covering approximately 31% of the 41 million pounds of aluminum purchased. The Company had no outstanding commodity swaps at December 31, 1993.

The fair market value of these agreements was $0.3 million and $6.4 million at December 31, 1995 and December 31, 1994, respectively. The fair market value was obtained from dealer quotes based on a financial model used to project future prices of aluminum.

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

The fair market value of the financial instruments held by the Company at December 31, 1995, may not be representative of the actual gains or losses that will be recorded when these instruments mature due to the volatility of the markets in which they are traded.

9. Segment Information
                                      Industry segments                    Geographic segments
                                                        Total      United
(in millions)             Marine Recreation Elimin.    Segments    States  Foreign Elimin. Corporate   Consolidated
1995
Net sales
Customers              $ 2,282.2      759.2         $  3,041.4  $  2,532.2   509.2      -      -     $      3,041.4
Intersegment                            4.5   (4.5)         -        237.1    38.5  (275.6)    -               -
                       $ 2,282.2      763.7   (4.5) $  3,041.4  $  2,769.3   547.7  (275.6)    -     $      3,041.4
Operating earnings     $   230.9       50.6         $    281.5       230.6    50.9      -     (61.9) $        219.6
Assets of continuing
  operations           $ 1,136.7      464.2         $  1,600.9     1,417.1   183.8      -     759.6  $      2,360.5
Capital expenditures        89.9       31.1          -   121.0                                  1.7           122.7
Depreciation                59.7       26.3          -    86.0                                  1.8            87.8
Amortization                30.5        1.9               32.4                                  0.3            32.7
1994
Net sales
Customers              $ 1,990.7      709.4         $  2,700.1  $  2,212.7   487.4      -      -     $      2,700.1
Intersegment                            3.8   (3.8)         -        235.4    30.3  (265.7)    -               -
                       $ 1,990.7      713.2   (3.8) $  2,700.1  $  2,448.1   517.7  (265.7)    -     $      2,700.1
Operating earnings     $   175.6       82.8         $    258.4       205.4    53.0      -     (48.4) $        210.0
Assets of continuing
  operations           $ 1,115.7      437.1         $  1,552.8     1,388.9   163.9      -     540.9  $      2,093.7
Capital expenditures        69.5       34.5          -   104.0                                  0.6           104.6
Depreciation                54.7       23.1          -    77.8                                  2.0            79.8
Amortization                38.1        1.5               39.6                                  0.4            40.0
1993
Net sales
Customers              $ 1,571.2      635.6         $  2,206.8  $  1,802.7   404.1      -      -     $      2,206.8
Intersegment                            3.7   (3.7)          -       197.4    35.4  (232.8)    -               -
                       $ 1,571.2      639.3   (3.7) $  2,206.8  $  2,000.1   439.5  (232.8)    -     $      2,206.8
Operating earnings     $    53.7       80.0         $    133.7        95.5    38.2      -     (33.9) $         99.8
Assets of continuing
  operations           $ 1,031.0      375.4         $  1,406.4     1,258.7   147.7      -     551.2  $      1,957.6
Capital expenditures        51.1       34.0          -    85.1                                 10.7            95.8
Depreciation                56.7       19.5          -    76.2                                  1.9            78.1
Amortization                37.6        0.9               38.5                                  1.2            39.7

Net sales to customers include immaterial amounts sold to unconsolidated affiliates. Sales between domestic and foreign operations generally are priced with reference to prevailing market prices.

Operating earnings of segments do not include the expenses of corporate administration, other expenses and income of a nonoperating nature, and provisions for income taxes.

The Recreation segment s 1995 operating earnings include a $25.8 million charge for the anticipated losses on the divestitures of the golf club shaft business and Circus World Pizza operations.

The Corporate operating expenses for 1995 include $14.2 million in management transition expenses and costs associated with an early retirement and selective separation program at the Company s corporate office.

Corporate assets consist primarily of cash and marketable securities, prepaid income taxes and investments in unconsolidated affiliates.

The Company s export sales to unaffiliated customers for the three years ended December 31, 1995, 1994 and 1993, were $294.5 million, $190.6 million and $181.4 million, respectively.

10. Accrued Expenses

Accrued expenses at December 31 were as follows:
(in millions)                                  1995     1994
Payroll and other compensation                $97.8    $80.3
Product warranties                             89.5     78.3
Dealer allowances and discounts                72.9     67.9
Litigation and claims                          40.9     45.1
Health and liability insurance                 60.8     59.9
Restructuring charges
    and disposition costs                      59.2     28.4
Taxes, other than income taxes                 16.0     17.2
Other                                          82.4     78.7

Accrued expenses                             $519.5   $455.8

11. Debt

Short-term debt at December 31 consisted of  the following:

(in millions)                                  1995     1994
Notes payable                                 $ 0.3    $ 2.6
Current maturities of long-term debt            5.8      5.6

Short-term debt                               $ 6.1    $ 8.2

Long-term debt at December 31 consisted of the following:
(in millions)                                  1995     1994
Mortgage notes and other, 3% to 10%
  payable through 2001                       $ 26.8   $ 27.3
Notes, 8.125% due 1997,
  net of discount of $0.1                      99.9     99.9
Debentures, 7.375% due 2023
   net of discount of  $0.9                   124.1    124.1
Guaranteed ESOP debt, 8.13%
   payable through 2004                        67.8     73.1

                                              318.6    324.4
Current Maturities                             (5.8)    (5.6)

Long Term Debt                              $ 312.8  $ 318.8

Scheduled Maturities
1997                                         $106.4
1998                                           10.8
1999                                            9.9
2000                                            8.0
Thereafter                                    177.7

                                             $312.8

On November 6, 1995, the Company and seventeen banks amended the long-term credit agreement and increased the amount to $400 million from $300 million. The termination date was extended to December 31, 2000. The $100 million short-term credit agreement was canceled.

Under terms of the amended agreement, the Company has multiple borrowing options, including borrowing at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. The Company must pay a facility fee of 0.11% per annum on the agreement.

Under the agreement, the Company is subject to interest coverage, net worth and leverage tests, as well as a restriction on secured debt, as defined. Under the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve-month basis. This ratio on a cumulative twelve-month basis, was 8.6 to 1.0 at December 31, 1995. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00, and at December 31, 1995, this ratio was
0.23 to 1.00. The Company also is required to maintain shareholders equity of at least $839.6 million at December 31, 1995. The required level of shareholders equity at December 31 of each subsequent year is increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of December 31, 1995. There were no borrowings under the credit agreement at December 31, 1995.

On August 9, 1993, the $100 million 9.875% sinking fund debentures were redeemed by the Company at 105.704% of the principal amount of the debentures plus accrued interest to the redemption date. Proceeds of the Company s common stock offering in May 1992 of $104.5 million, and cash from operations were used to redeem the debentures. The Company recorded an after-tax extraordinary loss of $4.6 million ($7.4 million pretax) relating to this transaction during the third quarter of 1993. On August 25, 1993, the Company sold $125 million of 7.375% debentures maturing on September 1, 2023. The proceeds were used for general corporate purposes.

The interest rate on the ESOP notes, originally at 8.2% per anum, was reduced to 8.13% per annum, effective as of January 1, 1993, as a result of the change in tax law passed by the U.S. Congress in August 1993. Company contributions to the ESOP along with dividends paid on shares purchased with ESOP debt proceeds are used to service the ESOP debt. Under the terms of the ESOP debt agreement, future changes in tax law could cause the interest rate on the debt to vary within the range of 6.8% to 10.3%.

12. Consolidated Common Shareholders' Equity
      (in millions, except per share data)                                        Minimum
                                                Addt'l                            pension   Unearned   Cumul. Unamort.
                               Common stock    paid-in Retained Treasury stock       liab restricted  transl.     ESOP
                              Shares   Amount  capital earnings Shares    Amount    adjmt      stock    adjmt  Expense     Total
Balance, December 31, 1992     100.7    $75.5   $261.7   $667.3   (5.6) $(105.7)        -     $(3.4)     $8.9  $(81.8)    $822.5
1993
Net Earnings                       -        -        -     23.1      -         -        -          -        -        -      23.1
Dividends declared ($.44 per
  common share)                    -        -        -    (41.9)     -         -        -          -        -        -     (41.9)
Compensation plans and other       -        -     (0.3)       -    0.2       3.0     (6.7)       1.1        -        -      (2.9)
Deferred Compensation-ESOP         -        -        -        -      -         -        -          -        -      4.6       4.6
Currency translation               -        -        -        -      -         -        -          -     (1.0)       -      (1.0)
Balance, December 31, 1993     100.7    $75.5   $261.4   $648.5   (5.4)  ($102.7)   ($6.7)     ($2.3)    $7.9   ($77.2)   $804.4
1994
Net Earnings                       -        -        -    129.0      -         -        -          -        -        -     129.0
Dividends declared ($.44 per
  common share)                    -        -        -    (42.0)     -         -        -          -        -        -     (42.0)
Compensation plans and other       -        -      0.1        -    0.2       4.4      6.0       (0.1)       -        -      10.4
Deferred Compensation-ESOP         -        -        -        -      -         -        -          -        -      5.0       5.0
Currency translation               -        -        -        -      -         -        -          -      3.9        -       3.9
Balance, December 31, 1994     100.7    $75.5   $261.5   $735.5   (5.2)   ($98.3)   ($0.7)     ($2.4)   $11.8   ($72.2)   $910.7

1995
Net income                         -        -        -    127.2      -         -        -          -        -        -     127.2
Dividends declared ($.50 per
  common share)                    -        -        -    (47.9)     -         -        -          -        -        -     (47.9)
Compensation plans and other       -        -     (0.7)       -    0.6      13.3     (2.7)      (3.9)       -        -       6.0
Deferred Compensation-ESOP         -        -        -        -      -         -        -          -        -      5.2       5.2
Purchase of stock by master pe   1.8      1.4     38.6        -      -         -        -          -        -        -      40.0
Currency translation               -        -        -        -      -         -        -          -      1.9        -       1.9
Balance, December 31, 1995     102.5    $76.9   $299.4   $814.8   (4.6)   ($85.0)   ($3.4)     ($6.3)   $13.7   ($67.0) $1,043.1

At December 31, 1995, 1994 and 1993, the Company had no preferred stock outstanding (Authorized: 12.5 million shares,
$.75 par value at December 31, 1995)

13. Litigation

The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In 1995, 1994 and 1993, the Company recorded pretax provisions of $7.8 million, $15.6 million and $18.2 million ($4.8 million, $9.7 million and $11.2 million after-tax), respectively, for litigation matters. In light of existing reserves, the Company's litigation and environmental claims, including those discussed below, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company s consolidated financial position and results of operations.

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

On December 7, 1995, Independent Boat Builders, Inc. ( IBBI ), a boat materials buying group, and eighteen of its boat building members, brought suit against the Company in the United States District court for the Eastern District of Arkansas alleging that the company has unlawfully acquired and maintained a monopoly of the domestic stern drive marine engine market and has attempted to monopolize the domestic stern drive recreational boat market through its acquisitions of the Company s current boat companies and its marketing, sales and business practices. On February 29, 1996, the Plaintiffs and five additional members of IBBI filed an Amended Complaint making similar allegations with respect to the Company's manufacture and sale of outboard engines and boats powered by outboard engines, and asserting that certain of the Company's agreements with its dealers violate the antitrust laws. The Plaintiffs have requested an injunction requiring the Company to divest its boat manufacturing operations and to cease the alleged monopolizing practices, as well as actual damages, treble damages, punitive damages, and attorneys fees and costs. The Company believes, based upon its assessment of the complaint and in consultation with counsel, that this litigation is without merit and intends to defend itself vigorously. The Company has filed its answer to the complaint and the parties have begun the discovery process. On February 12, 1996 the Company filed a counterclaim in this litigation against the Plaintiffs alleging that the Plaintiffs have unlawfully conspired to restrain trade in violation of Federal antitrust laws. The Company intends to aggressively pursue its counterclaim, which seeks injunctive relief, the dissolution of IBBI, actual and treble damages, attorney's fees and costs.

On February 3, 1995, the Company announced a series of agreements with Genmar Industries, Inc., including settlement of an antitrust lawsuit brought by Genmar against the Company. Agreements were entered to supply Genmar with marine engines manufactured by the Company and to acquire certain investments in Baja Boats, Inc. from Genmar. The Company s total cash payment relating to these agreements was $22.5 million and had no material impact on the results of operations of the Company.

The Federal Trade Commission is conducting an investigation of whether the formation or operations of Tracker Marine, L.P. and the Company s contracts with Tracker Marine, L.P. violate antitrust laws. The Company has received and responded to subpoenas seeking information relating to the Company s outboard motor sales. The Company understands that other marine companies have received similar subpoenas from the Federal Trade Commission.

14. Stock Plans and Management Compensation

On April 24, 1991, shareholders of the Company approved the 1991 Stock Plan
(Plan) to succeed the 1984 Restricted Stock Plan and the 1971 Stock Plan. Under this Plan, the Company may grant non-qualified stock options, incentive stock options, stock appreciation rights and restricted stock and other various types of awards to executives and other management employees of the Company. The Plan as originally adopted provided for the issuance of a maximum of 5,000,000 shares of common stock of the Company. On October 24, 1995, the Board of Directors amended the plan to increase the number of shares issuable under the plan by 6,200,000 shares, subject to shareholders approval at the Company s Annual Meeting on April 24, 1996. Common stock issued under the plan may be either authorized, but unissued shares or treasury shares.

Non-qualified stock options were awarded to 377, 364 and 413 executives and management employees of the Company in 1995, 1994 and 1993, respectively.
Under the terms of the Plan, the option price per share may not be less than 100% of the fair market value on the date of grant. The stock options are exercizable over a period of time determined by the Compensation Committee of the Board of Directors. In the event of a change in control as defined below, the option holder may exercise all unexercised options until the earlier of the stated expiration date or two years following termination of employment.
At December 31, 1995, 1,386,165 shares were exercisable under outstanding options at a weighted average option price of $15.88 per share.

Restricted shares were also awarded to certain senior executives of the Company during 1995, 1994 and 1993. Restrictions will lapse on a portion of these shares four years from the date of grant and after five years on the remaining shares. As the restrictions lapse, the shares awarded are transferred to the employees. According to the terms of this grant, a participant may elect within 90 days of a change in control to terminate the restricted period for all shares awarded to him. Charges against earnings from continuing operations for the compensation element of the Plan were $0.6 million, $0.5 million and $0.3 million for 1995, 1994 and 1993, respectively.

Also in 1995, the Company granted stock awards to certain senior executives to compensate them for the forfeiture of compensation and other employee benefits to which they had been entitled at their former employers. Of these shares, 149,079 are held in trust until termination of employment.

Stock option and restricted stock activities including discontinued operations were as follows:
               Stock                         Restricted          Available
               Options        Average        Stock               for
               Outstanding    Price          Outstanding         Grant
At December 31,
1992           797,700          -----            71,050         4,131,250
Granted        825,475        $16.600            87,575          (913,050)
Exercised       (8,870)       $13.875                 0             -----
Canceled       (29,540)       $15.332                 0            29,540

At December 31,
1993         1,584,765          -----           158,625         3,247,740
Granted        719,150        $18.217           102,989          (822,139)
Exercised     (124,765)       $14.596            (4,925)            -----
Canceled       (81,910)       $16.401           (21,175)           81,910

At December 31,
1994         2,097,240          -----           235,514         2,507,511
Granted      1,395,850        $19.419           109,101        (1,504,951)
Exercised     (114,265)       $15.043          (179,115)            -----
Canceled       (45,740)       $17.912                 0            45,740
Stock awards     -----        $20.140             -----          (151,079)

At December 31,
1995         3,333,085          -----           165,500           897,221

Under the 1971 Stock Plan (1971 Plan), certain other management employees were granted shares of the Company s common stock at no cost during 1988 through 1991. There have been no grants since 1991 and there will be no further grants under the 1971 Plan. The shares awarded under the 1971 Plan are subject to restrictions which lapse ratably over a period of one to five years. The shares will be released at the time of a change in control of the Company or on a date selected by the Compensation Committee. Charges against earnings from continuing operations for the compensation element of the 1971 Plan were $0.1 million, $0.2 million and $0.4 million in 1995, 1994 and 1993, respectively.

Subject to shareholder approval at the April 24, 1996 Annual Meeting, the Board of Directors of the Company has adopted the 1995 Stock Plan for Non-Employee Directors. Under this plan, the Company has agreed to pay the non-employee directors at retirement common stock equal to the July 25, 1995 present value of benefits at retirement under the non-employee directors pension plan, which has been terminated. New directors receive a $25,000 common stock award under the plan. The plan also provides that certain fees and annual retainers be paid in common stock. Awards for the pension benefits and for new directors are deferred until retirement, and directors may elect to defer receipt of the stock issued for annual retainers and fees. In 1995 89,776 shares of common stock were issued under the plan and held in trust.

On April 26, 1994, shareholders of the Company approved the 1994 Stock Option Plan for Non-Employee Directors. Under this plan, the Company may grant options to non-employee directors to purchase up to a maximum of 200,000 shares of the Company s common stock with the grant price being the market price at the date of grant. Stock option activities were as follows:

                    Stock Options       Average             Available
                    Outstanding         Option Price        for Grant

At January 1, 1994       ----             -----               200,000
Granted                22,500            $22.75               (22,500)
Exercised                   0                                   -----
Canceled                    0                                       0

At December 31, 1994
                       22,500             -----               177,500
Granted                24,800            $21.00               (24,800)
Exercised                   0                                   -----
Canceled                    0                                       0

At December 31, 1995
                       47,300             -----               152,700

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, companies to recognize compensation expense for grants of common stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company does not expect to adopt the new rules and will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123 requires companies to comply with certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them in 1996.

A "change in control of the Company" occurs when (1) any person is or becomes a beneficial owner directly or indirectly of 30% or more of the combined voting pwoer of the Company, (2) individuals nominated by the Board of Directors for election as directors do not constitute a majority of the Board of Directors after such elections or (3) a tender offer is made for the Company s stock, involving a control block, which is not negotiated and approved by the Board of Directors.

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

Under the Brunswick Employee Stock Ownership Plan (ESOP), the Company may make annual contributions to a trust for the benefit of eligible domestic employees in the form of either cash or common shares of the Company. In April 1989, the Company's Board of Directors approved an amendment to the ESOP that permits the ESOP to borrow funds to acquire the Company s common shares. Subsequent to that amendment, the ESOP obtained a bridge loan of $100 million and purchsed from the Company 5,095,542 shares (ESOP Shares) of the Company's common stock at a price of $19.625 per share. The bridge loan was repaid with notes sold on February 27, 1990. The debt of the ESOP is guaranteed by the Company and is recorded in the Company s consolidated financial statements.

The ESOP Shares are maintained in a Suspense Account until released and allocated to participants accounts. The release of shares from the Suspense Account is determined by multiplying the number of shares in the Suspense Account by the ratio of debt service payments (principal plus interest) made by the ESOP during the year to the sum of the debt service payments made by the ESOP in the current year plus the debt service payments to be made by the ESOP in future years. Allocation of released shares to participants accounts is done at the discretion of the Compensation Committee of the Board of Directors. Shares committed-to-be released, allocated and remaining in suspense at December 31 were as follows:

Share accounts                        1995           1994
Committed-to-be released             298,098        298,806
Allocated                          1,450,545      1,310,686
Suspense                           2,788,656      3,116,075

The Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position 93-6 (SOP 93-6), Employers' Accounting for Employee Stock Ownership Plans, in November 1993. SOP 93-6 requires accounting for ESOPs under the shares allocated method for shares purchased by ESOPs after December 31, 1992. The Company is covered by the grandfather provisions of SOP 93-6 for its current ESOP shares which were purchased from the Company prior to December 31, 1992 and are accounted for under the cash payment method. All ESOP shares are considered outstanding for earnings (loss) per common share purposes.

The expense recorded by the Company since 1989 is based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividend payments to the ESOP. Unamortized ESOP expense is reduced as the Company recognizes compensation expense. Dividend payments made by the Company to the ESOP are reported as a reduction of retained earnings and are used by the ESOP to pay down ESOP debt. The Company s contributions to the ESOP were as follows:

(in millions)                      1995      1994      1993
Compensation expense              $ 2.9     $ 2.9     $ 2.4
Interest expense                    5.8       6.2       6.6
Dividends                           2.3       2.1       2.2

Total debt service payments       $11.0     $11.2     $11.2

15. Retirement and Employee Benefit Costs

The Company has pension and retirement plans covering substantially all of its employees, including certain employees in foreign countries.

Pension cost of continuing operations for all plans was $12.7 million, $11.2 million and $7.3 million in 1995, 1994 and 1993, respectively. Plan benefits are based on years of service, and for some plans, the average compensation prior to retirement. Plan assets generally consist of debt and equity securities, real estate and investments in insurance contracts.

Pension costs for 1995, 1994 and 1993, determined in accordance with the Financial Accounting Standards Board Statement No. 87, "Employers Accounting for Pensions" (SFAS No. 87), included the following components:

(in millions)                   1995         1994           1993
Service cost-benefits
  earned during the period    $ 11.6       $ 11.7          $ 9.4
Interest cost on projected
  benefit obligation            34.2         31.2           29.4
Actual return on assets        (90.8)         3.0          (25.7)
Net amortization and deferral   57.7        (34.7)          (5.8)

Net pension cost              $ 12.7        $ 11.2         $ 7.3

The funded status of the plans accounted for in accordance with SFAS No. 87 and the amounts recognized in the Company s balance sheets at December 31 were as follows:

                  Plans whose    Plans whose    Plans whose    Plans whose
                  assets exceed  accumulated    assets exceed  accumulated
                  accumulated    benefits       accumulated    benefits
                  benefits       exceed assets  benefits       exceed assets
(in millions)

Actuarial present value of:
Vested benefit
  obligation       $(440.1)       $(43.9)           $(316.8)       $(23.9)
Nonvested benefit
  obligation         (30.5)         (0.4)             (22.8)         (0.2)
Accumulated benefit
  obligation        (470.6)        (44.3)            (339.6)        (24.1)
Effects of anticipated future
  compensation levels and
  other events       (59.3)         (7.5)             (43.3)         (5.3)
Projected benefit
 obligation         (529.9)        (51.8)            (382.9)         (29.4)
Plan assets at
  fair value         543.3          13.7              361.0            2.0

Plan assets in excess of
 (less than) projected
 benefit obligation   13.4         (38.1)             (21.9)         (27.4)
Unrecognized net
  transition asset    (6.6)          1.6              (12.3)           1.8
Unrecognized prior
  service cost        17.2          (0.1)              20.5           (0.2)
Net unrecognized loss
 from past experience different
 from assumed and effects of changes
 in assumptions       60.4          10.0               64.0            3.7
Adjustment to recognize
 minimum liability      --          (6.1)                --           (1.6)

Pension asset (liability)
 recognized in financial
 statements          $84.4        $(32.7)             $50.3         $(23.7)

The projected benefit obligations were determined primarily using assumed weighted average discount rates of 7.25% in 1995 and 8.5% in 1994, and an assumed compensation increase of 5.5% in 1995 and 1994. The assumed weighted average long-term rate of return on plan assets was primarily 9% in 1995 and 1994.

The unrecognized asset or liability at the initial adoption of SFAS No. 87 is being amortized on a straight-line basis over 10 years for the Company's domestic plans and over the average remaining service period of plan participants for the Company s foreign plans. The unrecognized prior service cost is being amortized on a straight-line basis over the average remaining service period of plan participants.

Two of the Company's salaried pension plans provide that in the event of a termination, merger or transfer of assets of the plans during the five years following a change in control of the Company occurring on or before April 1, 2001, benefits would be increased so that there would be no excess net assets. The Company s supplemental pension plan provides for a lump sum payout to plan participants of the present value of accumulated benefits upon a change in control of the Company. For a definition of change in control of the Company refer to Note 14.

Sea Ray employees participate in a noncontributory employee stock ownership and profit sharing plan, under which the Company makes annual cash contributions to a trust for the benefit of eligible employees. The charges to net earnings for this plan were $3.2 million, $2.5 million and $1.3 million in 1995, 1994 and 1993, respectively.

Certain other Brunswick employees participate in a profit sharing plan to which the Company makes cash contributions. Participants become vested in the contributions after they are employed for a specified period. This plan resulted in charges to net earnings of $3.1 million, $3.0 million and $2.2 million in 1995, 1994 and 1993, respectively.

The Brunswick Retirement Savings Plan for salaried and certain hourly employees, including employees of discontinued operations, allows participants to make contributions via payroll deductions pursuant to section 401(k) of the Internal Revenue Code. Effective January 1, 1991, the Company makes a minimum matching contribution of 5% of a participant s pretax contributions limited to 6% of their salary. The Company may increase the matching percentage to 30% of the participant's pretax contributions. The Company made a 30% matching contribution in 1995 and 1994 and a 10% matching contribution in 1993.
The Company's contributions are made in common stock of the Company. The net charges to continuing operations for matching contributions were $2.3 million, $2.1 million and $0.5 million in 1995, 1994 and 1993, respectively.

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

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), for its domestic unfunded postretirement health care and life insurance programs. SFAS No. 106 requires the cost of postretirement benefits to be accrued during the service lives of employees. The cumulative effect on years prior to 1992 of adopting SFAS No. 106 on an immediate recognition basis, including discontinued operations, was to decrease net earnings by $38.3 million. Postretirement benefit cost was $4.5 million, $5.3 million and $6.4 million in 1995, 1994 and 1993, respectively.

Net periodic postretirement benefit cost of continuing operations for 1995, 1994 and 1993 included the following components:

(in millions)                           1995      1994      1993
Service cost-benefits attributed to service
  during the period                     $1.2      $1.5      $1.5
Interest cost on accumulated
 postretirement benefit obligation       4.3       4.2       4.9
Net amortization and deferral           (1.0)     (0.4)     ----

Net periodic postretirement
  benefit cost                          $4.5      $5.3      $6.4

The amounts recognized in the Company's balance sheets at December 31 were as follows:

(in millions)                                   1995      1994
Accumulated postretirement benefit obligation:
     Retirees                                 $ 40.9    $ 24.9
     Fully eligible active plan participants     6.5       4.8
     Other active plan participants             29.3      23.8

Total                                           76.7      53.5

Unrecognized prior service cost                  2.4       2.5
Unrecognized net gains                           6.9      12.2

Post retirement liability recognized
     in financial statements                   $86.0     $68.2

The postretirement liability for the Company s discontinued Technical segment of $16.7 million was included in the net assets of discontinued operations at December 31, 1994. Under the terms of the sales agreement, the postretirement liability has been retained by the Company and included above at December 31, 1995.

The accumulated postretirement benefit obligation was determined using weighted average discount rates of 7.25% in 1995 and 8.5% in 1994, and an assumed compensation increase of 5.5% in 1995 and 1994. The health care cost trend rates were assumed to be 9.7% and 7% in 1996 for pre-65 and post-65 benefits, respectively, gradually declining to 5% after six years and years, respectively, and remaining at that level thereafter. The health care cost trend rates were assumed to be 10.4% and 8% in 1995 for pre-65 and post-65 benefits, respectively, gradually declining to 5% after seven years and three years, respectively, and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $7.3 million at December 31, 1995 and the net periodic cost by $1.0 million for the year.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, Employers Accounting for Postemployment Benefits (SFAS No.
112), for employees disability benefits. SFAS No. 112 requires the accrual method for recognizing the cost of postemployment benefits. The cumulative effect on years prior to 1993 of adopting SFAS No. 112, including discontinued operations, was to decrease net earnings by $14.6 million. The effect of this change on 1995, 1994 and 1993 consolidated results of operations was not material.

16. Income Taxes

The sources of earnings (loss) before income taxes are presented as follows:

(in millions)                           1995       1994      1993
United States                         $197.1     $191.6     $89.0
Foreign                                 11.0        6.8      (2.5)

Earnings before income taxes          $208.1     $198.4     $86.5

The income tax provision (benefit) consisted of the following:
(in millions)                           1995       1994          1993
Current tax expense
U. S. Federal                          $56.7     $ 48.3        $ 13.9
State and local                          8.9        2.6          11.1
Foreign                                  7.7        8.4           7.0

Total current                          $73.3     $ 59.3        $ 32.0

Deferred tax expense
U.S. Federal                           $ 2.0     $  4.2        $  8.5
State and local                         (2.4)       6.6          (7.0)
Foreign                                  1.0       (0.7)         (1.5)

Total deferred                        $  0.6     $ 10.1       $   0.0

Total provision                       $73.9      $ 69.4        $ 32.0


Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31 are as follows:

(in millions)                           1995      1994
Deferred tax assets
Litigation and claims                  $18.3     $18.6
Product warranty                        36.9      33.1
Dealer allowance and discounts          15.2      15.8
Bad debts                                9.5       9.8
Sales of businesses                     16.1       9.9
Insurance reserves                      28.9      27.3
Restructuring                           13.5       4.8
Loss carryforwards and carrybacks       14.4      13.0
Other                                   54.2      45.9
Valuation allowance                     (3.2)     (3.2)

Total Deferred tax assets             $203.8     $175.0
Deferred tax liabilities(assets)
Depreciation and amortization          $32.6      $24.5
Postretirement and
  postemployment benefits              (22.1)     (22.2)
Other assets and investments            84.7       86.5
Other                                   62.6       45.0

Total deferred tax liabilities        $157.8     $133.8

The valuation allowance relates to deferred tax assets established under SFAS No. 109 for capital loss carry-forwards of $2.9 million, and state net operating loss carryforwards of $0.3 million. These unutilized loss carryforwards, which will expire through 2000, will be carried forward to future years for possible utilization. No benefit for these carryforwards has been recognized in the financial statements. No other valuation allowances were deemed necessary as all deductible temporary differences will be utilized primarily by carryback to prior years taxable income or as charges against reversals of future taxable temporary differences. Based upon prior earnings history, it is expected that future taxable income will be more than sufficient to utilize the remaining deductible temporary differences.

Deferred taxes have been provided, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

(in millions)                            1995          1994      1993
Income tax provision at 35%            $ 72.8        $ 69.4    $ 30.3
State and local income taxes,
  net of Federal income tax effect        4.3           5.8       2.7
Foreign sales corporation benefit        (1.7)         (1.5)     (1.5)
Taxes related to foreign income,
  net of credits                          0.8          (2.3)     (1.9)
Goodwill and other amortization           0.8           0.8       1.8
Enacted tax rate change                 -----         -----      (3.6)
Other                                    (3.1)         (2.8)      4.2

Actual income tax provision            $ 73.9        $ 69.4    $ 32.0
Effective tax rate                       35.5%         35.0%     37.0%

In January 1994, the Company reached an agreement with the U. S. Internal Revenue Service regarding its examination of the Company for the years 1985 and 1986. The issues of their examination dealt primarily with the deductibility of approximately $500 million of acquired intangible assets, which the IRS proposed to reclassify to non-deductible intangible assets. Under the terms of the agreement, the IRS agreed to allow amortization deductions for virtually all of the acquired intangible assets, and the Company agreed to increase the amortizable lives of most of the acquired intangible assets.

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

17. Translation of Foreign Currencies

Most of the Company s entities use the local currency as the functional currency and translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments resulting from the translation in a separate component of common shareholders equity. The following is an analysis of the cumulative translation adjustments reflected in common shareholders equity:

(in millions)                           1995      1994       1993
Balance at January 1                   $11.8     $ 7.9     $  8.9
Translation and other                    3.9       7.8       (1.9)
Allocated income taxes                  (2.0)     (3.9)       0.9

Balance at December 31                 $13.7     $11.8     $  7.9


The remaining foreign entities translate monetary assets and liabilities at year-end exchange rates and inventories, property and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except that depreciation and cost of sales are translated at historical rates. Adjustments resulting from the translation of these entities are included in the results of operations. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are included in income as they occur. Currency losses of $3.6 million, $5.4 million and $1.0 million were recorded in 1995, 1994 and 1993, respectively.

18. Leases

The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers, and certain personal property. These obligations extend through 2028.
Most leases contain renewal options and some contain purchase options. Many leases for Company-operated bowling centers contain escalation clauses, and many provide for contingent rentals based on percentages of gross revenue. No leases contain restrictions on the Company s activities concerning dividends, additional debt or further leasing.

Rent expense consisted of the following:

(in millions)                           1995      1994      1993
Basic expense                          $22.8     $22.0     $21.2
Contingent expense                       0.6       0.6       0.6
Sublease income                         (1.9)     (1.7)     (1.2)

Rent expense, net                      $21.5     $20.9      $20.6

Future minimum rental payments at December 31, 1995, under agreements classified as operating leases with noncancelable terms in excess of one year, are as follows:
(in millions)
     1996                                              $ 8.8
     1997                                               10.1
     1998                                               12.0
     1999                                                8.0
     2000                                                7.1
Thereafter                                              12.6
Future minimum operating lease rental payments
(not reduced by minimum sublease rentals
 of $1.1 million)                                      $58.6

19. Technological Expenditures

Technological expenditures consisted of the following:

(in millions)                           1995       1994            1993
Research and development              $ 90.4     $ 68.6          $ 60.8
Engineering and other                    6.5       10.9             9.0

Technological expenditures            $ 96.9     $ 79.5          $ 69.8

20. Preferred Share Purchase Rights

In March 1986, the Company's Board of Directors declared a dividend of one Preferred Share Purchase Right (Old Right) on each outstanding share of the Company's common stock. After the two-for-one stock split distributed on June 9, 1987, under certain conditions, each holder of Old Rights may purchase one one-hundredth share of a new series of junior participating preferred stock at an exercise price of $100 for each two Old Rights held. The Old Rights expire on March 31, 1996.

On February 6, 1996, the Board of directors declared a dividend payable on April 1, 1996 of one Preferred Share Purchase Right (New Right) on each outstanding share of the Company's common stock. Under certain conditions each holder of New Rights may purchase one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $85 for each New Right held. The new Rights expire on April 1, 2006.

The Old Rights and the New Rights (collectively the Rights) become exercisable at the earlier of (1) a public announcement that a person or group acquired or obtained the right to acquire 15% or more on the Company's common stock or
(2) fifteen days (or such later time as determined by the Board of Directors) after commencement or public announcement of an offer for more than 15% of the Company's common stock. After a person or group acquires 15% or more of the common stock of the Company, other shareholders may purchase additional shares of the Company at fifty percent of the current market price. These Rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors.

The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $.025 per Old Right and $.01 per New Right at any time prior to a person's or group's acquisition of 15% or more of the Company' s common stock. The new series of preferred stock that may be purchased upon exercise of the Rights may not be redeemed and may be subordinate to other series of the Company's preferred stock designated in the future. A Right also will be issued with each share of the Company's common stock that becomes outstanding prior to the time the Rights become exercisable or expire.

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

Summary financial information of the unconsolidated affiliates is presented below:
(in millions)                      1995      1994      1993
Net sales                        $414.4    $392.3    $332.2
Gross margin                     $ 62.9    $ 80.4    $ 70.5
Net earnings                     $ 17.8    $ 26.0    $ 24.2
Company's share of net earnings  $ 11.5    $ 10.1    $ 11.3
Current assets                   $200.1    $178.5    $155.4
Non-current assets                123.5     114.2     104.2

  Total assets                    323.6     292.7     259.6
Current liabilities              (157.4)   (134.9)   (125.1)
Non-Current liabilities           (17.8)    (27.2)    (28.8)

  Net assets                     $148.4    $130.6    $105.7

The net sales of affiliates include an insignificant amount of sales to the Company.

23.  Quarterly Data (unaudited)

                                                             Quarter
(in millions, except per share data)         1st     2nd     3rd     4th     Year
1995
Net sales                                 $ 774.2 $ 839.2 $ 725.7 $ 702.3 $ 3,041.4
Gross margin                              $ 215.4 $ 244.9 $ 193.8 $ 179.4 $   833.5
Earnings from continuing operations       $  40.2 $  37.1 $  34.7 $  22.2 $   134.2
Loss on disposition of Technical segment        -    (7.0)      -       -      (7.0)
Net earnings                              $  40.2 $  30.1 $  34.7 $  22.2 $   127.2
Per common share
Earnings from continuing operations       $  0.42 $  0.38 $  0.36 $  0.23 $    1.39
Discontinued operations
Loss on disposition of Technical segment        -   (0.07)      -       -     (0.07)
Net earnings                              $  0.42 $  0.31 $  0.36 $  0.23 $    1.32
Dividends declared                        $ 0.125 $ 0.125 $ 0.125 $ 0.125 $    0.50
Common stock price (NYSE)
High                                      $21     $23 1/2 $21 3/8 $24     $24
Low                                       $18 7/8 $16 3/8 $16 7/8 $19     $16 3/8

1994
Net sales                                 $ 634.9 $ 748.2 $ 662.1 $ 654.9 $ 2,700.1
Gross margin                              $ 176.3 $ 225.4 $ 177.1 $ 169.6 $   748.4
Earnings from continuing operations       $  26.4 $  55.2 $  29.4 $  18.0 $   129.0
Net earnings                              $  26.4 $  55.2 $  29.4 $  18.0 $   129.0
Per common share
Earnings from continuing operations       $  0.28 $  0.58 $  0.31 $  0.19 $    1.35
Net earnings                              $  0.28 $  0.58 $  0.31 $  0.19 $    1.35
Dividends declared                        $  0.11 $  0.11 $  0.11 $  0.11 $    0.44
Common stock price (NYSE)

High                                      $23 5/8 $25 1/8 $24 5/8 $22     $25 1/8
Low                                       $18 1/8 $20 1/8 $19 7/8 $17     $17

Second quarter net earnings in 1995 include an after-tax charge of $24.4 million for the losses on the divestiture of the golf club shaft business and Circus World Pizza operations in the Recreation segment and management transition expenses and the cost of an early retirement and selective separation program at the Company's corporate office.

                     Report of Management

The consolidated balance sheets of Brunswick Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and stockholders equity for each of the three years in the period ending December 31, 1995, have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and include some amounts that are based upon management s best estimates and judgements and contain all normal and recurring adjustments to present fairly the results of operations. The financial information contained elsewhere in this annual report is consistent with that contained in the financial statements.

The Company maintains accounting and related internal control systems which are intended to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and to produce records necessary for the preparation of financial information. There are limits inherent in all systems of internal control, and the cost of the systems should not exceed the expected benefits. Through the use of a program of internal audits performed by a professional staff of corporate auditors and through discussions with and recommendations from its independent public accountants the Company periodically reviews these systems and controls and compliance therewith.

The Audit Committee of the Board of Directors, comprised entirely of non-employee directors, meets regularly with management, the internal auditors, and the independent public accountants to review the results of their work and to satisfy itself that their responsibilities are being properly discharged. The internal auditors and independent public accountants have full and free access to the Audit Committee and have discussions regarding appropriate matters, with and without management present.

           Report of Independent Public Accountants

To the Shareholders of Brunswick Corporation:

We have audited the accompanying consolidated balance sheets of Brunswick Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of results of operations and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postemployment benefits.

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


Arthur Andersen LLP
Chicago, Illinois,
January 30, 1996

                                              Brunswick Corporation
                                              Five Year Financial Summary

(in millions, except ratios and per share data   1995    1994     1993     1992     1991
Results of Operations Data
Net sales                                    $3,041.4 $2,700.1 $2,206.8 $2,059.4 $1,841.0
Depreciation                                     87.8     79.8     78.1     77.8     84.0
Amortization                                     32.7     40.0     39.7     38.1     41.0
Operating earnings(loss)                        219.6    210.0     99.8     79.8    (18.4)
Earnings(loss) before income taxes              208.1    198.4     86.5     62.0    (40.5)
Earnings(loss) from continuing operations
  before extraordinary item and cumulative
  effect of accounting changes                  134.2    129.0     54.5     39.7    (35.0)
Cumulative effect on prior years of changes
  in accounting principles                          -        -    (14.6)   (38.3)       -
Extraordinary loss from retirement of debt          -        -     (4.6)       -        -
Discontinued operations
  Earnings(loss) from discontinued operations       -        -        -     (1.7)    11.3
  Gain(estimated loss) on divestitures of
    Technical segment businesses                 (7.0)       -    (12.2)   (26.0)       -
Net earnings(loss)                              127.2    129.0     23.1    (26.3)   (23.7)
Per Common Share Data
Earnings(loss) from continuing operations
  before extraordinary item and cumulative
  effect of accounting changes               $   1.39 $   1.35 $   0.57 $   0.43 $  (0.40)
Cumulative efffect on prior years of changes
  in accounting principles                          -        -    (0.15)   (0.41)       -
Extraordinary item                                  -        -    (0.05)       -        -
Discontinued operations
  Earnings(loss) from discontinued operations       -        -        -    (0.02)    0.13
  Gain(estimated loss) on divestitures of
    Technical segment businesses                (0.07)       -    (0.13)   (0.28)       -
Net earnings(loss)                               1.32     1.35     0.24    (0.28)   (0.27)
Dividends declared                               0.50     0.44     0.44     0.44     0.33
Dividends paid                                   0.50     0.44     0.44     0.44     0.44
Book value                                      10.66     9.55     8.44     8.65     8.79
Balance Sheet Data
Capital expenditures                         $  122.7 $  104.6 $   95.8 $   88.6 $   74.7
Assets of continuing operations               2,360.5  2,093.7  1,957.6  1,872.4  1,760.9
Debt
  Short-term                                 $    6.1 $    8.2 $   11.9 $   16.0 $    6.3
  Long-term                                     312.8    318.8    324.5    304.5    315.9
  Total debt                                    318.9    327.0    336.4    320.5    322.2
Common shareholders' equity                   1,043.1    910.7    804.4    822.5    778.7
Total capitalization                         $1,362.0 $1,237.7 $1,140.8 $1,143.0 $1,100.9
Other Data
Return on beginning
  shareholders' equity                           14.7 %   16.0 %    6.6 %    5.1 %   (4.2)%
Effective tax rate(benefit)                      35.5 %   35.0 %   37.0 %   36.0 %  (13.6)%
Working capital ratio                             1.9      1.7      1.6      1.7      1.5
Debt-to-capitalization rate                      23.4 %   26.4 %   29.5 %   28.0 %   29.3 %
Common Stock Price(NYSE)
High                                         $24      $25 1/8  $18 1/2  $17 3/4  $16 1/8
Low                                           16 3/8   17       12 1/2   12 1/4    8 3/4
Close                                         24       18 7/8   18       16 1/4   13 7/8

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation of our report dated January 30, 1996, included in this Form 10-K, into the Company's previously filed registration statements on Form S-8 (File No. 33-4683), Form S-3 (File No. 33-61512), Form S-8 (File No. 33-55022), Form S-8 (File No. 33-56193), Form S-8 (File No.
33-61835) and Form S-8 (File No. 33-65217).





                             Arthur Andersen LLP


         Chicago, Illinois,
         March 22, 1996

Brunswick Corporation

Schedule II - Valuation and Qualifying Accounts


                Balance at  Charges                                       Balance
                beginning  to profit                                     at end of
(in millions)   of period  and loss  Write-offs   Recoveries    Other      period

Allowances for
possible losses
on receivables
1995           $     19.5 $     5.7 $     (6.5) $       0.4  $   (0.1) $     19.0

1994           $     16.9 $     6.0 $     (4.3) $       1.1  $   (0.2) $     19.5

1993           $     15.6 $     2.1 $     (4.0) $       1.1  $    2.1  $     16.9


 * Includes $2.4 million relating to acquisitions

This schedule reflects only the financial information of continuing operations.


Deferred tax
asset valuation
allowance
1995           $      3.2 $       - $        -  $         -  $      -  $      3.2

1994           $      5.8 $       - $        -  $      (2.6) $      -  $      3.2

1993           $      8.8 $       - $        -  $      (3.0) $      -  $      5.8


This account reflects the adoption of SFAS No. 109, "Accounting for Income
Taxes", which was adopted effective January 1, 1992.  In  1993 and 1994 the
Company utilized $3.0 million and $2.6 million    respectively, of foreign tax
credits from prior years. The utilization of these foreign tax credit carryforwards reduced income tax expense for the year.

This schedule reflects only the financial information of continuing operations.