Form 10-Q
period 1996-03-31
BRUNSWICK CORP
filed 1996-05-15
CIK 14930

Form 10-Q


                       Securities and Exchange Commission
                            Washington, D. C.  20549


X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996


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



                         (847) 735-4700
       Registrant's telephone number, including area code

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X        No


At May 8, 1996, there were 98,283,035 shares of the Company's
Common Stock
($.75 par value) outstanding.

          Part I - Financial Information

           Item I-Financial Statements

              Brunswick Corporation
        Consolidated Results Of Operations
       for the three months ended March 31
   (dollars in millions, except per share data)




                                                      1996      1995
                                                     (unaudited)

Net sales                                          $  765.8  $  774.2

Cost of sales                                         546.6     558.8
Selling, general and administrative                   144.2     141.8
  Operating earnings                                   75.0      73.6

Interest expense                                       (8.1)     (8.0)
Interest income and other items, net                    6.3      (1.3)
  Earnings before income taxes                         73.2      64.3

Income tax provision                                   27.8      24.1

    Net earnings                                   $   45.4  $   40.2


Earnings per common share                          $   0.46  $   0.42


Cash dividends declared per common share           $  0.125  $  0.125


The notes are an integral part of these consolidated statements.

                 Brunswick Corporation
              Consolidated Balance Sheets
      As of March 31, 1996 and December 31, 1995
                 (dollars in millions)

                                                        March 31   December 31,
                        Assets                            1996         1995
Current assets                                         (unaudited)
  Cash and cash equivalents, at cost, which
    approximates market                               $     124.0 $      344.3
  Marketable securities                                       5.2         11.2
  Accounts and notes receivable, less allowances
    of $21.0 and $19.0                                      391.8        257.7
  Inventories                                               488.9        411.4
  Prepaid income taxes                                      208.4        203.8
  Prepaid expenses                                           31.2         34.2
  Income tax refunds receivable                                 -         15.0
       Current assets                                     1,249.5      1,277.6

Property
  Land                                                       62.7         62.5
  Buildings                                                 391.1        385.5
  Equipment                                                 703.4        694.8
      Total land, buildings and equipment                 1,157.2      1,142.8
  Accumulated depreciation                                 (620.6)      (608.3)
      Net land, buildings and equipment                     536.6        534.5
  Unamortized product tooling costs                          65.1         64.4
      Net property                                          601.7        598.9

Other assets
  Dealer networks                                           111.6        117.5
  Trademarks and other assets                               178.7        162.2
  Excess of cost over net assets of businesses acquired     204.8        119.2
  Investments                                                87.7         85.1
      Other assets                                          582.8        484.0

         Total assets                                 $   2,434.0 $    2,360.5

         Liabilities And Shareholders' Equity
Current liabilities
  Short-term debt, including current maturities       $       6.1 $        6.1
  Accounts payable                                          189.9        154.8
  Accrued expenses                                          482.2        519.5
  Income taxes payable                                       35.2            -
      Current liabilities                                   713.4        680.4

Long-term debt
  Notes, mortgages and debentures                           312.9        312.8

Deferred items
  Income taxes                                              157.3        157.8
  Postretirement and postemployment benefits                136.8        138.3
  Compensation and other                                     30.4         28.1
      Deferred items                                        324.5        324.2


Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,537,692 shares
    at March 31, 1996 and December 31, 1995                  76.9         76.9
  Additional paid-in capital                                301.2        299.4
  Retained earnings                                         847.9        814.8
  Treasury stock, at cost: 4,277,956 shares at March 31,
    1996 and 4,633,036 shares at December 31, 1995          (79.1)       (85.0)
  Minimum pension liability adjustment                       (3.4)        (3.4)
  Unearned portion of restricted stock
    issued for future services and held in trust             (8.0)        (6.3)
  Cumulative translation adjustments                         13.2         13.7
  Unamortized ESOP expense                                  (65.5)       (67.0)
      Common shareholders' equity                         1,083.2      1,043.1

         Total liabilities and shareholders' equity   $   2,434.0 $    2,360.5

The notes are an integral part of these consolidated statements.

                 Brunswick Corporation
         Consolidated Statements Of Cash Flows
          for the three months ended March 31
                 (dollars in millions)
                                                          1996      1995
                                                        (unaudited)

Cash flows from operating activities
  Net earnings                                         $    45.4 $    40.2
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization of continuing
        operations                                          29.8      28.8
      Changes in noncash current assets and current
        liabilities of continuing operations              (124.1)   (115.6)
      Increase in deferred items                             0.9       7.2
      Stock issued for employee benefit plans                6.0       4.1
      Other, net                                             2.1       5.2
      Decrease in net assets of discontinued operations        -       2.0
        Net cash provided by operating activities          (39.9)    (28.1)

Cash flows from investing activities
  Capital expenditures                                     (24.1)    (25.6)
  Payments for businesses acquired                        (127.3)        -
  Investment in marketable securities                        6.0      11.3
  Other, net                                               (22.7)    (16.3)
        Net cash used for investing activities            (168.1)    (30.6)

Cash flows from financing activities
  Cash dividends paid                                      (12.3)    (12.0)
  Other, net                                                   -      (0.5)
        Net cash used for financing activities             (12.3)    (12.5)

Net decrease in cash and cash equivalents                 (220.3)    (71.2)
Cash and cash equivalents at January 1                     344.3     185.2

Cash and cash equivalents at March 31                  $   124.0 $   114.0

Supplemental cash flow disclosures:
  Interest paid                                        $     7.2 $     8.9
  Income taxes paid (refunds received), net                (21.2)    (19.1)



The notes are an integral part of these consolidated statements.

                         Brunswick Corporation
               Notes To Consolidated Financial Statements
        March 31, 1996, December 31, 1995 and March 31, 1995
                                 (unaudited)


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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarters ended March 31, 1996 and 1995. The 1996 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Note 2 - Earnings per common share

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 98.6 million and 96.0 million for the quarters ended March 31, 1996 and 1995, respectively.

Note 3 - Inventories

Inventories, of which approximately fifty-five percent were valued using the LIFO method, consisted of the following at March
31, 1996 and December 31, 1995 (dollars in millions):

                                 March 31       December 31
                                   1996             1995

Finished goods                    $267.2           $206.9
Work in process                    133.6            129.3
Raw materials                       88.1             75.2

 Inventories                      $488.9           $411.4

Note 4 - Acquisitions

On March 8, 1996, the Company acquired the Nelson/Weather-Rite camping division of Roadmaster Industries, Inc. for $120.0 million in cash and the assumption of certain liabilities. The Company acquired assets, including goodwill which will be amortized using the straight line method over forty years. This operation has been included with the Zebco Division in the newly formed Brunswick Outdoor Recreation Group of the Recreation segment. Operating results are included in the Company's results of operations since the date of acquisition, but did not have a significant impact on the Company's first quarter 1996 results. This acquisition was accounted for as a purchase and is based on a preliminary valuation of the opening balance sheet.

On March 29, 1996, the Company signed a definitive agreement, subject to regulatory approval, to acquire the assets of the Boston Whaler line of offshore boats from Meridian Sports. This transaction is expected to close in the second quarter of 1996.

Note 5 - Dispositions

On April 1, 1996, the Company announced its intentions to divest its fresh water fishing boat operations which comprise substantially all of the assets of the Fishing Boats Division in the Marine segment and include the Starcraft, Fisher, MonArk, Spectrum, Astro and Procraft brands. The Company has signed a definitive agreement, subject to regulatory approval, to dispose of the assets associated with the Spectrum and Fisher brands, and negotiations for the sale of the other brands are in process. The Company expects the divestitures to be completed by the third quarter of 1996 and that the income statement effects of the disposition transactions will not be material to the Company's consolidated results. The net sales and operating earnings(losses) of the businesses to be divested for the quarters ended March 31 were as follows:

                                           1996       1995
Net sales                                  $37.7      $48.1
Operating earnings(losses)                $(1.2)     $ 1.3

In the second quarter of 1995, the Company announced its intention to divest its golf club shaft business and the Circus World Pizza operations in the Recreation segment and recorded a restructuring charge to cover expected losses on the dispositions. The Circus World divestiture was completed in 1995 and negotiations for the sale of the golf club shaft business are in process and the sale is expected to be completed in the second quarter of 1996. The net sales and operating earnings (losses) of these businesses for the quarters ended March 31 were as follows:

                                            1996       1995
Net sales                                  $ 5.8      $ 6.5
Operating earnings(losses)                 $ 0.7      $(2.1)


Note 6 - Consolidated common shareholders' equity

                                                                                    Minimum
                                            Additional                              pension   Unearned   Cumulative Unamortized
                              Common stock   paid-in   Retained Treasury stock     liability restricted translation     ESOP
   (in millions)              Shares Amount  capital   earnings  Shares   Amount  adjustment    stock   adjustments   Expense

Balance, January 1, 1996       102.5  $76.9    $299.4    $814.8     (4.6)  ($85.0)     ($3.4)     ($6.3)      $13.7      ($67.0)

Net Earnings                       -      -         -      45.4        -        -          -          -           -           -
Dividends declared ($.125 per
  common share)                    -      -         -     (12.3)       -        -          -          -           -           -
Compensation plans and other       -      -       1.8         -      0.3      5.9          -       (1.7)          -           -
Deferred Compensation-ESOP         -      -         -         -        -        -          -          -           -         1.5
Currency translation               -      -         -         -        -        -          -          -        (0.5)          -
Balance, March 31, 1996        102.5  $76.9    $301.2    $847.9     (4.3)  ($79.1)     ($3.4)     ($8.0)      $13.2      ($65.5)

Note 7 - Debt

Long-term debt at March 31, 1996 and December 31, 1995 consisted of the following (dollars in millions):
                                 March 31       December 31
                                    1996            1995

Notes, 8.125%, due 1997 (net of
   discount of $0.1.)              $ 99.9          $ 99.9
Mortgage notes and other, 3% to
  10%, payable through 2001          26.8            26.8
Debentures, 7.375%, due 2023,
 (net of discount of $0.8 and $0.9) 124.2           124.1
Guaranteed ESOP debt, 8.13%,
  payable through 2004               67.8            67.8

                                    318.7           318.6

Current maturities                   (5.8)           (5.8)

      Long-term debt               $312.9          $312.8


As of March 31, 1996, the Company and seventeen banks had a long-term credit agreement for $400 million with a termination date of December 31, 2000.

Under terms of the amended agreement, the Company has multiple borrowing options, including borrowings at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. Currently, the Company must pay a facility fee of 0.11%.

Under the agreement, the Company is subject to interest coverage, net worth and leverage tests as well as a restriction on secured debt, as defined. On the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve-month basis. The ratio, on a cumulative twelve-month basis, was 8.8 to 1.0 at March 31, 1996. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00 and at March 31, 1996, this ratio was 0.23 to 1.00.

The Company is also required to maintain shareholders' equity of least $839.6 million, with the required level of shareholders' equity at December 31 of each year being increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of March 31, 1996. There were no borrowings under the agreement at March 31, 1996.

Note 8 - Litigation

There has been no significant change in the status of the items set forth in Note 13: Litigation in the 1995 Annual Report to Shareholders and also the 1995 Annual Report on Form 10-K.

Note 9 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarters ended
March 31, 1996 and 1995.

                         Quarter Ended March 31
                   1996                        1995
             Net      Operating        Net     Operating
             Sales     Earnings        Sales    Earnings

Marine      $ 573.4     $   62.7     $  575.7     $  60.8
Recreation    192.4         21.7        198.5        23.9

 Segments     765.8         84.4        774.2        84.7
Corporate         -        ( 9.4)           -       (11.1)

Consolidated $765.8      $  75.0     $  774.2     $  73.6

                     Management's Discussion and Analysis
                   Cash Flow, Liquidity and Capital Resources

For the quarter ended March 31, 1996 cash and cash equivalents decreased $220.3 million compared to a decrease of $71.2 million for the comparable period of 1995. Net cash used for operating activities increased to $39.9 million from the $28.1 million for the quarter ended March 31, 1995. The increase of $11.8 million in cash used for operating activities was due to slightly higher seasonal increases in non-cash working capital requirements, primarily receivables and inventories.

Net cash used for investing activities in the first quarter of 1996 was $168.1 million compared to $30.6 million for the same period of 1995. The increase was due primarily to a $120.0 million cash payment made for the acquisition of the Nelson/Weather-Rite camping division from Roadmaster Industries, Inc. and a payment advanced to a boat manufacturer in connection with a long-term supply relationship. Capital expenditures for the first three months of 1996 were $24.1 million compared to $25.6 million for the comparable period of 1995.

Net cash used for financing activities remained flat at $12.3 million in the first quarter of 1996 compared to $12.5 million in the same period of 1995.

Working capital at March 31, 1996 was $536.1 million compared to $597.2 million at December 31, 1995. The decrease was primarily due to the effect of the acquisition activity discussed previously. The Company's current ratio was 1.8 at March 31, 1996 and 1.9 at December 31, 1995.

Total debt at March 31, 1996 was $319.0 million and $318.9 million at December 31, 1995. The Company's debt-to-capitalization ratio was 22.7% at March 31, 1996 compared to 23.4% at December 31, 1995.

The Company maintains a $400 million long-term line of credit agreement with a group of banks. For an explanation of the agreement and a discussion of the specific covenant restrictions, see page 8, Note 7 - Debt.

The Company believes that operating cash flows and existing cash balances, supplemented when necessary with short and/or long-term borrowings, will continue to provide the financial resources necessary for capital expenditures and working capital requirements.

                     Management's Discussion and Analysis
                             Results of Operations
                 First Quarter 1996 vs. First Quarter 1995

Net Sales

Consolidated net sales for the first quarter of 1996 declined 1% to $765.8 million from $774.2 million in the first quarter of 1995.

The Marine segment's net sales for the first quarter of 1996 were $573.4 million versus $575.7 million in the 1995 period. This performance reflects an increase in sales of larger boats such as cruisers and yachts, which were offset by a decline in sales of marine engines as domestic engine dealers and boat manufacturers decreased purchases from prior year levels in response to a slight reduction in retail sales activity from 1995 levels. Also, sales of the fresh water fishing boat operations ( i.e., the Fishing Boat Division), which are being divested, were substantially below those of a year ago reflecting several factors including the impact of the announced divestitures.

The Recreation segment's first quarter net sales decreased 3%, to $192.4 million, from $198.5 million for the same period of 1995. Sales of the recently formed Brunswick Outdoor Recreation Group which consists of the businesses formerly included in the Zebco Division and the recently-acquired Nelson/Weather-Rite camping business were higher with the sales of the Nelson/Weather-Rite business accounting for a portion of the increase. These additional sales were partially offset by a decrease in fishing tackle sales caused by poor weather and efforts by the mass merchandisers to more aggressively manage their inventory levels. The Brunswick Indoor Recreation Group experienced a decline in sales as demand for bowling capital equipment decreased in Taiwan and Korea. At the present time, it appears that reduced demand in these markets is continuing. The sales decrease in these markets was not fully offset by increasing sales to the expanding market for bowling equipment in China.

Operating Earnings

Operating earnings rose to $75.0 million for the first quarter of 1996 compared to $73.6 million in the first quarter of 1995.

The Marine segment reported operating earnings of $62.7 million for the first quarter of 1996 compared to $60.8 million for the same period of 1995. The increased operating earnings reflect improved operating margins, as benefits from price increases and productivity gains were partially offset by the decline in the profitability of the fresh water fishing boat operations and increased research and development spending. The increase in research and development spending reflects the Company's efforts to bring new products to market and continuing development efforts on low emissions outboard models.

The Recreation segment operating earnings decreased 9% to $21.7 million in the first quarter of 1996, from $23.9 million in the same period of 1995. This segment's operating earnings decreased in line with the aforementioned reduction in sales.


The Company's selling, general and administrative expenses increased to $144.2 million in 1996 from $141.8 million in 1995 as increased research and development expenses in the Marine segment were offset by a decline in Corporate expenses.
Corporate expenses decreased to $9.4 million in the first quarter of 1996, from $11.1 million in the first quarter of 1995.

Interest Expense and Other Items, Net

Interest expense for the first quarter of 1996 remained relatively flat at $8.1 million versus $8.0 million in the same period of 1995. Interest income and other items, net was $6.3 million in income in 1996 versus a $1.3 million expense in 1995, primarily due to a reduction in foreign currency transaction losses, an increase in earnings from unconsolidated affiliates, and an increase in interest income in the first quarter of 1996 versus 1995.

Income Taxes

The effective tax rate from continuing operations for first quarter of 1996 was 38.0% compared to 37.5% for the same period of 1995.

                   Part II.    Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

        At the April 24, 1996 Annual Meeting of
        Stockholders of the Company (the "1996 Annual
        Meeting"), Messrs. Peter Harf, Peter N. Larson, Jay
        W. Lorsch and Kenneth Roman were elected directors
        of the Company for terms expiring at the 1999
        Annual Meeting.  The numbers of shares voted with
        respect to these directors and the number of broker
        nonvotes were:
                                                   Broker
        Nominees            For         Withheld  Nonvotes

        Peter Harf       74,549,532     7,994,998    300
        Peter N. Larson  74,515,865     8,028,665    300
        Jay W. Lorsch    74,538,023     8,006,507    300
        Kenneth Roman    74,488,871     8,055,659    300

        At the 1996 Annual Meeting Mr. Bernd K. Koken was elected director of the Company for a term expiring at the 1997 Annual Meeting. The number of shares voted and the number of broker nonvotes with respect to Mr. Koken were:

                                                   Broker
        Nominee             For         Withheld  Nonvotes

        Bernd K. Koken   74,492,420     8,052,110    300

        At the 1996 Annual Meeting the amended and restated
        1991 Stock Plan (the "1991 Plan") was approved pursuant to the following vote:

                                   Number of Shares

               For                      47,067,251
               Against                  27,504,925
               Abstain                     999,292
               Broker Nonvotes           6,973,362

        The 1991 Plan is described on pages 23-30 of the Company's definitive proxy statement dated March
        19, 1996 (the "Proxy Statement") and is Exhibit A to the Proxy Statement, which description and exhibit are hereby incorporated by reference.

        At the 1996 Annual Meeting the 1995 Stock Plan for
        Non-Employee Directors (the "1995 Plan") was approved pursuant to the following vote:

                                   Number of Shares

               For                      71,425,247
               Against                   3,068,781
               Abstain                   1,077,438
               Broker Nonvotes           6,973,364

        The 1995 Plan is described on pages 30-33 of the Company's definitive Proxy Statement and is Exhibit B to the Proxy
        Statement, which description and exhibit are hereby incorporated by reference.

        At the 1996 Annual Meeting the Board of Directors' appointment of Arthur Andersen LLP as auditors for the Company and its subsidiaries for the year 1996 was ratified pursuant to the following vote:

                                   Number of Shares

               For                      81,564,890
               Against                     514,074
               Abstain                     465,866
               Broker Nonvotes                   0

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             3.  By-Laws of the Company.

        (b)  Reports on Form 8-K.

             The Company filed a report on Form 8-K dated
             February 5, 1996, which reports under Item 5 that the Company declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock of the Company.

Signatures

        Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRUNSWICK CORPORATION



May 13, 1996             By:/s/ Peter B. Hamilton
                               Peter B. Hamilton,
                              Senior Vice President and
                               Chief Financial Officer *

*Mr. Hamilton is signing this report both as a duly authorized officer and as the principal financial officer.

                            Exhibit Index

No.                        Title

3.    By-Laws of the Company

                                                                   Exhibit 3
                                        Brunswick Corporation

                                               By-Laws


                                              Article I

                                               Offices

    Section 1. The registered office shall be in the City of Wilmington, County of New Castle, State of Delaware.

    Section 2. The corporation may also have offices in the City of Lake Forest, State of Illinois, and at such other places as the board of directors may from time to time determine or the business of the corporation may require.


                                              Article II

                                       Meetings of Stockholders

    Section 1. Meetings of stockholders may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

    Section 2. An annual meeting of stockholders shall be held at such time and on such day in the month of April or in such other month as the board of directors may specify by resolution. At the annual meeting the stockholders shall elect by a plurality vote of those stockholders voting at the meeting, by ballot, a board of directors, and transact such other business as may properly be brought before the meeting.

    Section 3. Written notice of the annual meeting stating the place, date and hour of meeting shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

    Section 4. At least ten days before every election of directors, a complete list of the stockholders entitled to vote at said election arranged in alphabetical order, shall be prepared or caused to be prepared by the secretary. Such list shall be open at the place where the election is to be held for said ten days, to the examination of any stockholder, and shall be produced and kept at the time and place of election during the whole time thereof, and subject to the inspection of any stockholder who may be present.

    Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the chairman of the board and shall be called by the president or secretary at the request in writing of a majority of the board of directors. Such request shall state the purpose or purposes of the proposed meeting.

    Section 6. Written notice of a special meeting of stockholders stating the place, date and hour of meeting, and the purpose or purposes for which the meeting is called shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

    Section 7. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

    Section 8. The holders of a majority of the shares of the capital stock of the corporation, issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation or by these by-laws. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

    Section 9. When a quorum is present or represented at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the certificate of incorporation or of these by-laws, a different vote is required, in which case such express provisions shall govern and control the decision of such question.

    Section 10. At any meeting of the stockholders every stockholder having the right to vote shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such stockholder and bearing a date not more than three years prior to said meeting, unless said instrument provides for a longer period. Each stockholder shall have one vote for each share of stock having voting power, registered in his name on the books of the corporation. Except where the transfer books of the corporation shall have been closed or a date shall have been fixed as a record date for the determination of its stockholders entitled to vote, no share of stock shall be voted on at any election for directors which shall have been transferred on the books of the corporation within twenty days next proceeding such election of directors.

                                             Article III

                                              Directors

    Section 1. The number of directors shall be twelve but the number of directors may, from time to time, be altered by amendment of these by-laws in accordance with the certificate of incorporation.

    Section 2. Subject to the rights of holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation, nominations for the election of directors may be made by the board of directors or a committee appointed by the board of directors or by any stockholder entitled to vote in the election of directors generally. However, any stockholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the secretary of the corporation not later than (a) with respect to an election to be held at an annual meeting of stockholders, ninety days prior to the anniversary date of the immediately preceding annual meeting, and (b) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (i) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the stockholder is the holder of record of stock of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;
(iii) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (iv) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (v) the consent of each nominee to serve as a director of the corporation if so elected. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

    Section 3. The property and business of the corporation shall be managed by its board of directors, which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

                                  Meetings of the Board of Directors

    Section 4. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.

    Section 5. The first meeting of each newly elected board shall be held immediately after, and at the same place as, the annual meeting of stockholders at which such board shall have been elected, for the purpose of electing officers, and for the consideration of any other business that may properly be brought before the meeting. No notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present.

    Section 6. Regular meetings of the board of directors shall be held on such dates, not less often than once each calendar quarter, as may be fixed from time to time by resolution of the board of directors. No notice need be given of such meetings, provided that notice of such resolution has been furnished to each director. Such meetings shall be held at the Lake Forest office of the corporation or at such other place as is stated in the notice of the meeting. Upon the assent, given either verbally or in writing, of a majority of the whole board, any regular meeting may be cancelled, the time changed, or may be held at such other place and time, as a majority of the whole board may designate, either verbally or in writing, upon reasonable notice given to each director, either personally or by mail or by telegram.

    Section 7. Special meetings of the board of directors may be called by the chairman of the board, or by the secretary on the written request of two directors, to be held either at the Lake Forest office of the corporation or at such other place as may be convenient and may be designated by the officer calling the meeting. Reasonable notice of such special meeting shall be given to each director, either personally or by mail or telegram; provided, that a majority of the whole board of directors present at a meeting called by any of said officers, in matters requiring prompt attention by the board, may hold a valid meeting and transact business without the giving of notice to each director as above provided.

    Section 8. At all meetings of the board the presence of a majority of the whole board shall be necessary and sufficient to constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation or by these by-laws. If a quorum shall not be present at any meeting of the board of directors the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

                                         Executive Committee

    Section 9. (a) The board of directors of the corporation at the annual or any regular or special meeting may, by resolution adopted by a majority of the whole board, designate three or more directors, one of whom shall be either the chairman of the board or the president of the corporation, to constitute an executive committee. Vacancies in the executive committee may be filled at any meeting of the board of directors. Each member of the executive committee shall hold office until his successor shall have been duly elected, or until his death, or until he shall resign or shall have been removed from office or shall cease to be a director. Any member of the executive committee may be removed by resolution adopted by a majority of the whole board of directors whenever in its judgment the best interests of the corporation would be served thereby. The compensation, if any, of members of the executive committee shall be established by resolution of the board of directors.

    (b) The executive committee shall have and may exercise all of the authority of the board of directors in the management of the corporation, provided such committee shall not have the authority of the board of directors in reference to amending the certificate of incorporation, adopting a plan of merger or consolidation with another corporation or corporations, recommending to the stockholders the sale, lease, exchange, mortgage, pledge or other disposition of all or substantially all of the property and assets of the corporation if not made in the usual and regular course of its business, recommending to the stockholders a voluntary dissolution of the corporation or a revocation thereof, amending, altering or repealing the by-laws of the corporation, electing or removing officers of the corporation or members of the executive committee, fixing the compensation of officers, directors, or any member of the executive committee, declaring dividends, amending, altering or repealing any resolution of the board of directors which by its terms provides that it shall not be amended, altered or repealed by the executive committee, the acquisition or sale of companies, businesses or fixed assets where the fair market value thereof or the consideration therefor exceeds $10,000,000, authorizing the issuance of any shares of the corporation, or authorizing the creation of any indebtedness for borrowed funds, in excess of $2,000,000.

    (c) The executive committee shall have power to authorize the seal of the corporation to be affixed to all papers which may require it. Minutes of all meetings of the executive committee shall be submitted to the board of directors of the corporation at each meeting following a meeting of the executive committee. The minute books of the executive committee shall at all times be open to the inspection of any director.

    (d) The executive committee shall meet at the call of the chairman of the executive committee, chairman of the board, the president, or any two members of the executive committee. Three members of the executive committee shall constitute a quorum for the transaction of business and the act of a majority of those present shall constitute the act of the committee.

                                           Audit Committee

    Section 10. (a) The board of directors of the corporation at the annual or any regular or special meeting shall, by resolution adopted by a majority of the whole board, designate three or more independent directors to constitute an audit committee and appoint one of the directors so designated as the chairman of the audit committee. Membership on the audit committee shall be restricted to those directors who are independent of the management of the corporation and are free from any relationship that, in the opinion of the corporation's board of directors, would interfere with the exercise of independent judgment as a member of the committee. Vacancies in the committee may be filled at any meeting of the board of directors. Each member of the committee shall hold office until his successor shall have been duly elected, or until his death, or until he shall resign or shall have been removed from the audit committee by the board or shall cease to be a director. Any member of the audit committee may be removed from the committee by resolution adopted by a majority of the whole board of directors whenever in its judgment (1) such person is no longer an independent director or free from any relationship with the corporation or any of its officers prohibited by this section, or
(2) the best interests of the corporation would be served thereby. The compensation, if any, of members of the committee shall be established by resolution of the board of directors.

    (b) The audit committee shall be responsible for recommending to the board of directors the appointment or discharge of independent auditors, reviewing with management and the independent auditors the terms of engagement of independent auditors, including the fees, scope and timing of the audit and any other services rendered by such independent auditors; reviewing with independent auditors and management the corporation's policies and procedures with respect to internal auditing, accounting and financial controls, and dissemination of financial information; reviewing with management, the independent auditors and the internal auditors, the corporation's financial statements, audit results and reports and the recommendations made by the auditors with respect to changes in accounting procedures and internal controls; reviewing the results of studies of the corporation's system of internal accounting controls; and performing any other duties or functions deemed appropriate by the board of directors. The committee shall have such powers and rights as may be necessary or desirable to fulfill these responsibilities including, the power and right to consult with legal counsel and to rely upon the opinion of such legal counsel. The audit committee is authorized to communicate directly with the corporation's financial officers and employees, internal auditors and independent auditors on such matters as it deems desirable and to have the internal auditors and independent auditors perform such additional procedures as it deems appropriate. The audit committee shall periodically report to the board of directors on its activities.

    (c) Minutes of all meetings of the audit committee shall be submitted to the board of directors of the corporation. The minute books of the committee shall at all times be open to the inspection of any director.

    (d) The audit committee shall meet at the call of its chairman or any two members of the committee. Two members of the audit committee shall constitute a quorum for the transaction of business and the act of a majority of those present, but no less than two members, shall constitute the act of the committee.


                                        Compensation Committee

    Section 11. (a) The board of directors of the corporation at the annual or any regular or special meeting shall, by resolution adopted by a majority of the whole board, designate three or more directors to constitute a compensation committee and appoint one of the directors so designated as the chairman of the compensation committee. Membership on the compensation committee shall be restricted to disinterested persons which for this purpose shall mean any director, who, during the time he is a member of the compensation committee is not eligible, and has not at any time within one year prior thereto been eligible, for selection to participate in any of the compensation plans administered by the compensation committee, except for the 1988 Stock Plan for Non-Employee Directors. Vacancies in the committee may be filled at any meeting of the board of directors. Each member of the committee shall hold office until his successor shall have been duly elected, or until his death or resignation, or until he shall have been removed from the committee by the board of directors, or until he shall cease to be a director or a disinterested person. Any member of the compensation committee may be removed by resolution adopted by a majority of the whole board of directors whenever in its judgment the best interests of the corporation would be served thereby. A majority of the compensation committee shall constitute a quorum and an act of the majority of the members present at any meeting at which a quorum is present, or an act approved in writing by each of the members of the committee without a meeting, shall be the act of the compensation committee. The compensation, if any, of members of the committee shall be established by resolution of the board of directors.

    (b) The compensation committee shall administer the CEO Incentive Plan, Brunswick Performance Plan, Strategic Incentive Plan, 1971 Stock Option Plan, 1984 Restricted Stock Plan, 1988 Stock Plan for Non-Employee Directors, 1991 Stock Plan, and Supplemental Pension Plan. The compensation committee shall have the power and authority vested in it by any plan of the corporation which the committee administers. The compensation committee shall from time to time recommend to the board of directors the compensation of the officers of the corporation except for assistant officers whose compensation shall be fixed by the officers of the corporation. The compensation committee shall also make recommendations to the board of directors with regard to the compensation of the board of directors and its committees except the compensation committee.

                                    Corporate Governance Committee

    Section 12. (a) The board of directors of the corporation at the annual or any regular or special meeting shall, by resolution adopted by a majority of the whole board, designate three or more directors to constitute a corporate governance committee of the board of directors and appoint one of the directors so designated as its chairman. Members on the corporate governance committee of the board of directors shall be restricted to disinterested persons which for this purpose shall mean any director who, during the time the director is a member of the corporate governance committee of the board of directors, is neither an officer or employee of the corporation. Vacancies in the committee may be filled at any meeting of the board of directors. Each member of the committee shall hold office until his successor shall have been duly elected, or until his death or resignation, or until he shall have been removed from the committee by the board of directors, or until he shall cease to be a director. Any member of the corporate governance committee of the board of directors may be removed by resolution of the whole board of directors whenever in its judgment the best interests of the corporation would be served thereby. A majority of the corporate governance committee of the board of directors shall constitute a quorum and an act of the majority of the members present at any meeting at which a quorum is present, or an act approved in writing by each of the members of the committee without a meeting, shall be the act of the corporate governance committee. The compensation, if any, of members of the committee shall be established by resolution of the board of directors.

    (b) The corporate governance committee of the board of directors shall be responsible for all matters of corporate governance and director affairs including, but not limited to:

         (i) considering and making recommendations to the board with regard to changes in the size of the board;

        (ii)         developing and maintaining appropriate
                     criteria for the composition of the board of directors and its nominees;

       (iii)         overseeing the selection of and making
                     recommendations to the board regarding
                     nominees for election as directors to be submitted to the stockholders and nominees to fill vacancies on the board of directors as they occur;

        (iv) coordinating an annual evaluation by the board, with input from senior management, of the structure of the board and its committees and the processes employed in their deliberations; and

         (v) periodically evaluating the performance of members of the board.

    (c) Nothing in this by-law is intended to prevent any individual director from making a recommendation of a person to be a director of the corporation either to the corporate governance committee or to the board.


                                           Other Committees

    Section 13. The board of directors may from time to time create and appoint such committees in addition to the executive, audit, compensation and nominating committees as it deems desirable. Each additional committee shall bear such designation, shall have such powers and shall perform such duties, not inconsistent with these by-laws or with law, as may be assigned to it by the board of directors; provided that no such additional committee may exercise the powers of the board of directors in the management of the business and affairs of the corporation except such as shall be expressly delegated to it. The board of directors shall have the power to change the members of any such additional committee at any time, to fill vacancies, and to discharge any such additional committee at any time. The compensation, if any, of members of any such committee shall be established by resolution of the board of directors.


                                      Compensation of Directors

    Section 14. Directors shall receive such fees and reimbursement of reasonable expenses as may be fixed from time to time by resolution of the board. Members of special or standing committees shall also be allowed such fees and reimbursements for reasonable expenses in connection with service on such committees as may from time to time be fixed by resolution of the board. Such fees may be fixed on the basis of meetings attended or on an annual basis or both and may be payable currently or deferred.


                                      Action by Written Consent

    Section 15. Any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting if all members of the board or committee, as the case may be, consent thereto in writing and the writing or writings are filed with the minutes of proceedings of the board or committee.

                        Action by Telephone or Other Communications Equipment

    Section 16. Directors may participate in a meeting of the board or any committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this section shall constitute presence in person at such meeting.

                                     Alternate Committee Members

    Section 17. The board of directors may designate one or more directors as alternate members of any committee, any of whom may be selected by the chairman of a committee to replace any absent or disqualified member at any meeting of a committee. In the absence or disqualification of a member of a committee and of the alternate members of such committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitutes a quorum, may unanimously appoint another member of the board of directors to act at the meeting in place of any such absent or disqualified member.


                                              Article IV

                                               Notices

    Section 1. Except as may be otherwise provided for in these by-laws, whenever under the provisions of the statutes or of the certificate of incorporation or of these by-laws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder at such address as appears on the books of the corporation, and such notice shall be deemed to be given at the time when the same shall be mailed. Notice to directors may also be given by telegram or telex.

    Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation, or of these by-laws, a waiver thereof in writing signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                              Article V

                                               Officers

    Section 1. The Board of Directors shall elect a Chairman of the Board from among its members. The Board of Directors shall also elect a Chief Executive Officer and such other officers as the Board of Directors determines, none of whom need to be members of the Board of Directors.

    Section 2. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer of the corporation may be removed at any time by the affirmative vote of a majority of the whole board of directors.


                                              Article VI

                              Indemnification of Directors and Officers

    Section 1. The corporation may indemnify to the fullest extent that is lawful, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines, taxes, penalties and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding.

    Section 2. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not he would be entitled to indemnity against the same liability under the provisions of this article.

    Section 3. The corporation may enter into an indemnity agreement with any director, officer, employee or agent of the corporation, upon terms and conditions that the board of directors deems appropriate, as long as the provisions of the agreement are not inconsistent with this article.

                                             Article VII

                                        Certificates of Stock

    Section 1. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by the chairman of the board, the president or a vice president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation. If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, designations, preferences and relative, participating, optional and other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions or such preferences and rights shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such class or series of stock; provided, however, that, to the full extent allowed by law, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, a statement that the corporation will furnish without charge to each stockholder who so requests the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and rights.

    Section 2. If such certificate is countersigned (1) by a transfer agent, or (2) by a registrar, any other signature on the certificate may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.


                                          Lost Certificates

    Section 3. The board of directors may authorize the transfer agents and registrars of the corporation to issue and register, respectively, new certificates in place of any certificates alleged to have been lost, stolen or destroyed, and in its discretion and as a condition precedent to the issuance thereof, may prescribe such terms and conditions as it deems expedient, and may require such indemnities as it deems necessary to protect the corporation and said transfer agents and registrars.


                                          Transfers of Stock

    Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                                          Fixing Record Date

    Section 5. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.


                                       Registered Stockholders

    Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the party of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.


                                             Article VIII

                                          General Provisions

                                              Dividends

    Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation,if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

    Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

    Section 3. The board of directors shall present at each annual meeting and when called for by vote of the stockholders at any special meeting of the stockholders, a full and clear statement of the business and condition of the corporation.

                                                Checks

    Section 4. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate. The board of directors, in its discretion, may delegate its responsibilities contained in this section to any officer or officers of the corporation.


                                             Fiscal Year

    Section 5. The fiscal year of the corporation shall begin on the first day of January, and terminate on the thirty-first day of December, in each year.


                                                 Seal

    Section 6. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Incorporated Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.


                                              Article IX

                           Tennessee Authorized Corporation Protection Act

    Section 1. This corporation shall be subject to Section 24(a) of Chapter 30 of the Tennessee Business Corporation Act.


                                              Article X

                                              Amendments

    Section 1. The holders of shares of capital stock of the corporation entitled at the time to vote for the election of directors shall have the power to adopt, alter, amend, or repeal the by-laws of the corporation by vote of such percentage of such shares as is required by the Certificate of Incorporation, or if no percentage is specified by the Certificate of Incorporation, by vote of not less than 66-2/3% of such shares. The board of directors shall also have the power to adopt, alter, amend or repeal the by-laws of the corporation by vote of such percentage of the entire board as is required by the Certificate of Incorporation, or if no percentage is specified by the Certificate of Incorporation, by vote of not less than a majority of the entire board.