Form 10-Q
period 1996-06-30
BRUNSWICK CORP
filed 1996-08-12
CIK 14930

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1996


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

  Yes  X        No


At August 5, 1996, there were 98,307,049 shares of the Company's
Common Stock($.75 par value) outstanding.

                      Part I- Financial Information

                       Item I-Financial Statements

                          Brunswick Corporation
                  Consolidated Results Of Operations
                      for the periods ended June 30
              (dollars in millions, except per share data)

                                                  Quarter        Six Months
                                               ended June 30    ended June 30
                                               1996     1995    1996      1995
                                                        (unaudited)
Net sales                                    $ 891.7 $ 839.2 $ 1,657.5 $1,613.4

Cost of sales                                  628.8   594.3   1,175.4  1,153.1
Selling, general and administrative            148.0   147.4     292.2    289.2
Restructuring charges and management
  transition expenses                             -     40.0        -      40.0

    Operating earnings                         114.9    57.5     189.9    131.1

Interest expense                                (7.9)   (7.9)    (16.0)   (15.9)
Interest income and other items, net             5.7     7.8      12.0      6.5

  Earnings before income taxes                 112.7    57.4     185.9    121.7

  Income tax provision                          41.9    20.3      69.7     44.4

  Earnings from continuing operations           70.8    37.1     116.2     77.3

  Loss on disposition of Technical segment        -     (7.0)       -      (7.0)

  Net earnings                               $  70.8 $  30.1 $   116.2 $   70.3

Earnings (loss) per common share
  Continuing operations                      $  0.72 $  0.38 $    1.18 $   0.80
  Loss on disposition of Technical segment        -    (0.07)       -     (0.07)

  Net earnings per common share              $  0.72 $  0.31 $    1.18 $   0.73

Cash dividends declared per common share     $ 0.125 $ 0.125 $    0.25 $   0.25


The notes are an integral part of these consolidated statements.

                            Brunswick Corporation
                         Consolidated Balance Sheets
                  As of June 30, 1996 and December 31, 1995
                            (dollars in millions)

                                                           June 30,   December 31,
                         Assets                              1996         1995

Current assets                                            (unaudited)
  Cash and cash equivalents, at cost, which
    approximates market                                 $      137.4 $      344.3
  Marketable securities                                          2.0         11.2
  Accounts and notes receivable, less allowances
    of $21.2 and $19.0                                         408.1        257.7
  Inventories                                                  455.9        411.4
  Prepaid income taxes                                         208.8        203.8
  Prepaid expenses                                              27.9         34.2
  Income tax refund receivable                                    -          15.0

       Current assets                                        1,240.1      1,277.6

Property
  Land                                                          64.8         62.5
  Buildings                                                    390.5        385.5
  Equipment                                                    695.8        694.8

      Total land, buildings and equipment                    1,151.1      1,142.8
  Accumulated depreciation                                    (607.0)      (608.3)

      Net land, buildings and equipment                        544.1        534.5

  Unamortized product tooling costs                             66.8         64.4

      Net property                                             610.9        598.9

Other assets
  Dealer networks                                              105.7        117.5
  Trademarks and other                                         195.0        162.2
  Excess of cost over net assets of businesses acquired        213.6        119.2
  Investments                                                   93.4         85.1

      Other assets                                             607.7        484.0

         Total assets                                   $    2,458.7 $    2,360.5

        Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including current maturities         $        6.3 $        6.1
  Accounts payable                                             158.8        154.8
  Accrued expenses                                             495.0        519.5
  Income taxes payable                                          23.0           -

      Current liabilities                                      683.1        680.4

Long-term debt
  Notes, mortgages and debentures                              309.8        312.8

Deferred items
  Income taxes                                                 156.0        157.8
  Postretirement and postemployment benefits                   135.0        138.3
  Compensation and other                                        31.4         28.1

      Deferred items                                           322.4        324.2

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,537,692 shares                  76.9         76.9
  Additional paid-in capital                                   301.4        299.4
  Retained earnings                                            906.4        814.8
  Treasury stock, at cost: 4,242,202 shares at June 30,
     1996 and 4,633,036 shares at December 31, 1995            (78.5)       (85.0)
  Minimum pension liability adjustment                          (3.4)        (3.4)
  Unearned portion of restricted stock
    issued for future services and held in trust                (7.9)        (6.3)
  Cumulative translation adjustments                            12.5         13.7
  Unamortized ESOP expense                                     (64.0)       (67.0)

      Common shareholders' equity                            1,143.4      1,043.1

         Total liabilities and shareholders' equity     $    2,458.7 $    2,360.5

The notes are an integral part of these consolidated statements.

                           Brunswick Corporation
                    Consolidated Statements of Cash Flows
                      for the six months ended June 30
                           (dollars in millions)
                                                           1996      1995
                                                             (unaudited)

Cash flows from operating activities
  Net earnings                                          $   116.2 $     70.3
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization of continuing
        operations                                           60.4       55.1
      Changes in noncash current assets and current
        liabilities of continuing operations               (133.5)    (144.3)
      (Increase) decrease in deferred items                  (0.7)      24.4
      Stock issued for employee benefit plans                 6.9        9.4
      Other, net                                              2.7        8.3
      Restructuring charge                                     -        40.0
      Estimated loss on discontinued operations                -        11.5
      Decrease in net assets of discontinued operations        -         7.1

        Net cash provided by operating activities            52.0       81.8

Cash flows from investing activities
  Capital expenditures                                      (65.3)     (50.3)
  Payments for businesses acquired                         (156.8)        -
  Proceeds from businesses disposed                          29.4       22.0
  Investment in marketable securities                         9.2       13.6
  Payments advanced for long-term marine engine
    supply arrangements                                     (42.8)        -
  Other, net                                                 (5.2)     (18.8)

        Net cash used for investing activities             (231.5)     (33.5)

Cash flows from financing activities
  Cash dividends paid                                       (24.6)     (23.9)
  Other, net                                                 (2.8)      (5.4)

        Net cash used for financing activities              (27.4)     (29.3)

Net (decrease) increase in cash and cash equivalents       (206.9)      19.0
Cash and cash equivalents at January 1                      344.3      185.2

Cash and cash equivalents at June 30                    $   137.4 $    204.2


Supplemental cash flow disclosures:
  Interest paid                                         $    24.1 $     27.0
  Income taxes paid, net                                     28.8       30.6


The notes are an integral part of these consolidated statements.

                         Brunswick Corporation
               Notes to Consolidated Financial Statements
        June 30, 1996, December 31, 1995 and June 30, 1995
                              (unaudited)


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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter and six-month periods ended June 30, 1996 and 1995. The 1996 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Note 2 - Earnings per common share

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 98.7 million and 96.0 million for the quarters ended June 30, 1996 and 1995, respectively, and 98.6 and 96.0 million for the six-month period ended June 30, 1996 and 1995, respectively.

Note 3 - Inventories

Inventories, of which approximately fifty percent were valued using the LIFO method, consisted of the following at June 30, 1996 and December 31, 1995 (dollars in millions):

                                  June 30,      December 31,
                                   1996             1995

Finished goods                    $235.2           $206.9
Work in process                    135.2            129.3
Raw materials                       85.5             75.2

 Inventories                      $455.9           $411.4

Note 4 - Acquisitions

On March 8, 1996, the Company acquired the Nelson/Weather-Rite camping division of Roadmaster Industries, Inc. for $120.0 million in cash and the assumption of certain liabilities. The Company acquired assets, including goodwill which will be amortized using the straight line method over forty years. This operation has been included with the Zebco Division in the newly formed Brunswick Outdoor Recreation Group of the Recreation segment. Operating results are included in the Company's results of operations since the date of acquisition.

On May 31, 1996, the Company acquired the assets related to the Boston Whaler line of boats from Meridian Sports for $27.4 million in cash and the assumption of certain liabilities. The Company acquired assets, including goodwill which will be amortized using the straight line method over forty years. Operating results are included in the Company's results of operations since the date of acquisition, but did not have a significant impact on the Company's second quarter 1996 results.

These acquisitions were accounted for as purchases and are based on the preliminary valuations of the opening balance sheets.

Note 5 - Dispositions

On April 1, 1996, the Company announced its intentions to divest its fresh water fishing boat operations which comprise
substantially all of the assets of the Fishing Boat Division in the Marine segment and include the Starcraft, Fisher, MonArk, Spectrum, Astro and Procraft brands. In the second quarter, the Company completed the disposition of these operations. This divestiture had no impact on the Company's 1996 second quarter consolidated results of operations. The net sales and operating earnings(losses) of the businesses divested for the quarters and year-to-date periods ended June 30, were as follows:
                                  Quarter ended        Year-to-date
                                  1996      1995      1996      1995
Net sales                         $38.3     $51.1     $76.1     $99.2
Operating earnings(losses)        $ 0.0     $ 2.1     $(1.2)    $ 3.5

In the second quarter of 1995, the Company announced its
intention to divest its golf club shaft business and the Circus
World Pizza operations in the Recreation segment and recorded a
$25.8 million restructuring charge to cover estimated losses on the dispositions.  The Circus World divestiture was completed in
1995 and the sale of the golf club shaft business was completed in the second quarter of 1996. The losses associated with these transactions, including the estimated exposure on retained liabilities, were adequately covered by the 1995 restructuring charge. The net sales and operating earnings(losses) of the businesses divested for the quarters and year-to-date periods ended June 30, were as follows:
                                  Quarter ended        Year-to-date
                                  1996      1995      1996     1995
Net sales                         $ 4.0     $ 5.3     $ 9.9    $11.8
Operating earnings(losses)        $ 0.7     $(1.8)    $ 1.4    $(3.9)

Note 6 - Consolidated common shareholders' equity

                                                                                     Minimum
                                                 Addit'l                             Pension  Unearned    Cum.   Unamort.
                              Common stock       Paid-in Retained Treasury Stock      Liab.  Restricted  Trans.    ESOP
   (in millions)               Shares   Amount   Capital Earnings  Shares   Amount    Adjmt     Stock    Adjmts   Expense

Balance, January 1, 1996         102.5    $76.9   $299.4   $814.8     (4.6)  ($85.0)   ($3.4)     ($6.3)   $13.7   ($67.0)

Net Earnings                        -        -        -     116.2       -        -        -          -        -        -
Dividends declared ($.25 per
  common share)                     -        -        -     (24.6)      -        -        -          -        -        -
Compensation plans and other        -        -       2.0       -       0.4      6.5       -        (1.6)      -        -
Deferred compensation-ESOP          -        -        -        -        -        -        -          -        -       3.0
Currency translation                -        -        -        -        -        -        -          -      (1.2)      -

Balance, June 30, 1996           102.5    $76.9   $301.4   $906.4     (4.2)  ($78.5)   ($3.4)     ($7.9)   $12.5   ($64.0)

Note 7 - Debt

Long-term debt at June 30, 1996, and December 31, 1995, consisted of the following (dollars in millions):
                                 June 30,       December 31,
                                   1996             1995

Notes, 8.125%, due 1997 (net of
 discount of $0.0 and $0.1)        $100.0          $ 99.9
Mortgage notes and other, 3% to
 10%, payable through 2001           26.8            26.8
Debentures, 7.375%, due 2023,
 (net of discount of $0.8 and $0.9) 124.2           124.1
Guaranteed ESOP debt, 8.13%,
 payable through 2004                64.9            67.8

                                    315.9           318.6

Current maturities                   (6.1)           (5.8)

      Long-term debt               $309.8          $312.8

As of June 30, 1996, the Company and seventeen banks had a long-term revolving credit agreement for $400 million with a termination date of December 31, 2000.

Under terms of the amended agreement, the Company has multiple borrowing options, including borrowings at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. Currently, the Company must pay a facility fee of 0.11%.

Under the agreement, the Company is subject to interest coverage, net worth and leverage tests as well as a restriction on secured debt, as defined. On the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative twelve-month basis. The ratio, on a cumulative twelve-month basis, was 9.0 to 1.0 at June 30, 1996. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00 and at June 30, 1996, this ratio was 0.22 to 1.00.

The Company is also required to maintain shareholders' equity of at least $839.6 million, with the required level of shareholders' equity at December 31 of each year being increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of June 30, 1996. There were no borrowings under the agreement at June 30, 1996.

The Company has $100.0 million of 10 year notes that mature on April 1, 1997, which have been classified as long-term. This classification is based on the Company's ability to refinance this debt with another long-term instrument and the intent is to do so at maturity.

Note 8 - Litigation

There have been no significant changes in the status of the items set forth in Note 13: Litigation in the 1995 Annual Report to Shareholders and also the 1995 Annual Report on Form 10-K.

Note 9 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarters ended June 30, 1996 and 1995.
                         Quarter Ended June 30
                     1996                        1995
                Net       Operating       Net       Operating
               Sales      Earnings       Sales      Earnings

Marine       $  672.3     $  100.6     $  645.3     $  89.7
Recreation      219.4         23.8        193.9        (7.8)

 Segments       891.7        124.4        839.2        81.9

Corporate           -        ( 9.5)           -       (24.4)

Consolidated $  891.7     $  114.9     $  839.2     $  57.5

                       Six-Months Ended June 30
                     1996                        1995
                Net       Operating        Net      Operating
               Sales      Earnings        Sales     Earnings

Marine       $1,245.7     $  163.3     $1,221.0     $ 150.5
Recreation      411.8         45.5        392.4        16.2

 Segments     1,657.5        208.8      1,613.4       166.7

Corporate           -        (18.9)           -       (35.6)

Consolidated $1,657.5     $  189.9     $1,613.4     $ 131.1

The operating earnings (loss) of the Recreation segment for the quarter and six-months ended June 30, 1995 include a $25.8 million restructuring charge for the losses on the divestitures of the golf club shaft business and Circus World Pizza operations.

The Corporate operating expenses for the quarter and six-months ended June 30, 1995 include $14.2 million in management transition expenses and costs associated with an early retirement and selective separation program at the Company's corporate office.

Note 10 - Subsequent Events

On July 19, 1996, the Company signed a definitive agreement, subject to regulatory approval and preclosing covenants, to acquire essentially all of the assets of the Roadmaster bicycle business and other outdoor products, including the Flexible Flyer line of sleds and wagons from Roadmaster Industries, Inc. for $212.0 million in cash. This transaction is expected to close in the third quarter of 1996.

The Company will file a universal shelf registration statement in the third quarter with the Securities and Exchange Commission for an aggregate offering price of up to $600 million in various equity and/or debt securities.

              Management's Discussion and Analysis

Cash Flow, Liquidity and Capital Resources

Management assesses the Company s liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, cash used to fund capital expenditures, acquisitions and other strategic activities, cash needed to service existing long-term debt, and the Company s ability to secure long-term capital at attractive terms.

For the six months ended June 30, 1996 cash and cash equivalents decreased $206.9 million to $137.4 million. This decrease primarily reflects the impact of the Company s recent acquisitions and other investing activities and seasonal increases in noncash working capital levels, offset by the strength of its net earnings in the first half of 1996.

Cash generated from operating activities in the first six months of 1996 totalled $52.0 million, versus $81.8 million in 1995.
The primary components of cash generated from operating activities include the Company s net earnings; the level of noncash revenues and expenses included in net earnings; the timing of cash flows relating to operating expenses, sales, and income taxes; and the management of inventory levels. During the first six months of 1996, the Company s net earnings increased $45.9 million from 1995 levels to $116.2 million, but 1995 earnings include the effects of the second quarter $40.0 million pretax charge for restructuring and management transition expenses and the $7.0 million after-tax loss from discontinued operations. The decrease in cash generated from operating activities is primarily attributable to the timing of payments made for operating expenses. The cash used to fund increases in the Company s noncash working capital levels reflects increases in both the 1996 and 1995 six month periods in accounts receivable due to consistently strong June sales.

During the first six months of 1996, the Company invested $65.3 million for capital expenditures, an increase of $15.0 million from 1995 levels. This increase reflects the Company s continued emphasis on investing to achieve improved production efficiencies and product quality, support new product development activities and maintain existing production capacity. Management anticipates that capital expenditures in 1996 may total in excess of $160 million.

The Company also expended $156.8 million for acquisitions in the first six months of 1996, including the purchase of the Nelson/Weather-Rite camping division from Roadmaster Industries, Inc. and the Boston Whaler line of boats from Meridian Sports, which resulted in cash payments in 1996 of $120.0 million and $27.4 million, respectively. Other investing activities include payments advanced to boat manufacturers in connection with long-term marine engine supply arrangements. Also, the Company has received cash proceeds on the sale of its freshwater fishing boat operations, which was completed in the second quarter of 1996.

Total debt at June 30, 1996, was $316.1 million versus $318.9 million at December 31, 1995, with debt-to-capitalization ratios at those dates of 21.7% and 23.4%, respectively. The Company s debt structure at June 30,1996, includes $100.0 million of 8.125% notes due April 1, 1997, which Management intends to refinance at maturity with long-term debt.

Management continues to evaluate acquisition opportunities as it attempts to reposition the Company's sales and profit mix with a higher contribution from consumer recreation products that offer more stable growth opportunities. Subsequent to the close of the second quarter, the Company announced that it had signed a definitive agreement to acquire from Roadmaster Industries, Inc. essentially all of the assets of its Roadmaster bicycle and Flexible Flyer wagon and sled businesses.

The announced acquisition of the units of Roadmaster, along with continued increased levels of capital expenditures and normal operating requirements will be funded through existing cash balances, cash generated from operating activities and short-term commercial paper borrowing, if necessary. Additional significant acquisition activity or changes in business conditions would require the Company to increase its borrowing levels in the near-term. The Company can provide the necessary liquidity from various sources, including a revolving credit agreement, commercial paper offerings, existing cash balances, and cash generated from operating activities. The Company continues to maintain a $400 million long-term line of credit with a group of banks. For an explanation of the agreement and a discussion of the specific covenant restrictions, see page 7, Note 7 - Debt.
In addition, the Company will file a universal shelf registration in the third quarter with the Securities and Exchange Commission for an aggregate offering price of up to $600 million in various equity and/or debt securities.

Results of Operations - Second Quarter and the First Six Months of 1996 versus 1995

Consolidated

In the second quarter, consolidated sales increased 6% to $891.7 million, in 1996, while year-to-date sales increased 3% to $1,657.5 in 1996 from $1,613.4 in 1995. In both 1996 periods, the Company benefitted from stronger sales of large boats and sterndrive engines and the contribution of the newly acquired Nelson/Weather-Rite Camping business. These factors were partially offset by the negative impact of poor weather conditions, reduced sales of the recently divested freshwater fishing boats businesses (i.e., the Fishing Boat Division) and reduced outboard engine sales.

International sales for the second quarter decreased 8% to $208.4 million in 1996 from $227.4 million in 1995. In the year-to-date period, international sales declined from $430.0 million in 1995 to $403.0 million in 1996. These reductions were primarily due to the continued decline experienced in the sales of bowling capital equipment into Korea and Taiwan, partially offset by increased sales volumes into China.

The Company s consolidated operating earnings in the second quarter increased to $114.9 million in 1996 compared to $57.5 million in 1995, while six-month operating earnings levels improved to $189.9 million in 1996 from $131.1 million in 1995. These increases in both periods in consolidated operating earnings were partially attributable to a $40.0 million second quarter charge for restructuring and management transition expenses recorded in 1995. Absent this charge, operating earnings in the second quarter would have been 18% higher, increasing from $97.5 million in 1995 to the aforementioned 1996 levels. In the year-to-date period, operating earnings would have increased 11% from $171.1 million in 1995 to $189.9 million in 1996. This gain for both periods reflects the impact of the previously discussed changes in sales levels and improved Marine and Recreation segment operating margins. The Company also benefitted from effective management of selling, general and administrative expenses as 1996 levels remained relatively consistent with prior years while sales levels increased.

Interest expense was essentially flat with prior years levels in the comparative quarter and year-to-date periods due to consistent borrowing levels. Interest income and other items, net declined in the quarter from $7.8 million in 1995 to $5.7 million in 1996, reflecting the unfavorable effects of foreign currency transaction accounting between periods. In the six-month period, Interest income and other items, net increased to $12.0 million in 1996, from $6.5 million in 1995, as 1996 includes a favorable first-quarter swing in foreign currency transaction accounting between periods and the 1996 period also benefitted from stronger earnings from the Company's marine and bowling joint ventures.

The effective tax rate applied to the second quarter earnings was 37.2% in 1996 and 35.4% in 1995, while the estimated year-end tax rate stands at 37.5% at June 1996 versus 36.5% at June 1995.
In general, the higher estimated rate in 1996 resulted from the elimination of the research and development tax credit in 1996, which is currently under legislative review.

Marine Segment

In the second quarter, sales of the Company s Marine segment increased to $672.3 million in 1996, representing a 4% improvement over 1995 levels. In the six-month period ending June 30, 1996, the sales of the Marine segment were 2% ahead of 1995 levels, increasing to $1,245.7 million in 1996 from $1,221.0 million in 1995. These increases reflect gains in the sales of the Sea Ray and US Marine Divisions, as declines in unit sales volumes were offset by increases in sales of larger boats. The Mercury Marine Division reported sales which were below prior year levels in the quarter and year-to-date periods. This performance reflects sales gains in sterndrive engines, which are primarily used on larger boats. These gains were fully offset by a reduction in sales of outboard engines, as poor weather had a negative impact on the sale of small boats at the retail level. Also, shipments to dealers declined as retail inventories were reduced at a higher rate in 1996 versus 1995. The performance of the recently divested Fishing Boat Division operations was impaired by the aforementioned impact of weather and the disruption caused by the disposition.

Marine segment operating earnings increased 12% in the 1996 second quarter to $100.6 million versus $89.7 million in 1995.
In the six-month period, Marine segment operating earnings increased 9% from 1995 levels to $163.3 million in 1996. This performance reflects improved sales of the Sea Ray and US Marine Divisions discussed above, along with the favorable shift in sales mix to larger boats. The Mercury Marine Division posted improvements in operating earnings despite the sales performance, primarily due to a richer sales mix, improved pricing and production efficiency gains. A decrease in the profitability of the Fishing Boat Division also negatively impacted the performance of this segment.

Recreation Segment

In the second quarter, the Recreation segment reported sales increases of 13% to $219.4 million in 1996 compared to $193.9 million in 1995. In the year-to-date period, Recreation segment operating earnings increased 5% to $411.8 million.

This segment consists of the Brunswick Outdoor Recreation Group, which is comprised primarily of the Zebco, MotorGuide and Browning fishing products units and the Nelson/Weather-Rite camping unit which was acquired on March 8, 1996; and also includes the Brunswick Indoor Recreation Group which is comprised primarily of the bowling products, recreation center and billiards businesses.

The sales increases experienced in both periods are due to the contribution of the Brunswick Outdoor Recreation Group as the recently acquired Nelson/Weather-Rite business added a majority of the increase and the combined sales of the fishing products units sustained strong revenue levels achieved in prior years. The Brunswick Indoor Recreation Group experienced a decline in sales due primarily to the previously mentioned reduction in shipments of bowling capital equipment to international markets. This reduction was caused by the transition from mature Taiwan and Korean markets, where new center development has substantially slowed, to the growth markets of China and other East Asian countries, where volumes are not yet adequate to offset the losses in the Taiwan and Korean markets. Based on current market conditions, management expects this trend to continue throughout the remainder of 1996.

The Recreation segment second quarter operating earnings increased to $23.8 million in 1996 from a $7.8 million operating loss in 1995, while the operating earnings for the six-month period improved to $45.5 million in 1996 from $16.2 million in 1995. A portion of these fluctuations is due to a $25.8 million restructuring charge reflected in the Recreation segment operating earnings in the second quarter of 1995. Absent this charge, operating earnings would have been 32% higher in the quarter and 8% higher year-to-date than prior year levels. This improvement in operating earnings in both periods reflects the previously discussed fluctuations in sales levels of both groups, along with improved profitability resulting from the divested Circus World and golf shaft businesses.

          Part II.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.
                   none

          (b)  Reports on Form 8-K.

                 The Company filed no reports on Form 8-K during
               the three months ended June 30, 1996.



                         Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRUNSWICK CORPORATION


August 7, 1996                By:/s/Peter B. Hamilton
                                 Peter B. Hamilton, Senior
                                 Vice President and Chief
                                 Financial Officer*

*Mr. Hamilton is signing this report both as a duly authorized officer and as the principal financial officer.