Form 10-Q
period 1996-09-30
BRUNSWICK CORP
filed 1996-11-12
CIK 14930

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1996


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

  Yes  X        No


At November 11, 1996, there were 98,419,406 shares of the Company's Common Stock($.75 par value) outstanding.

         Part I- Financial Information

          Item I-Financial Statements

             Brunswick Corporation
      Consolidated Results Of Operations
      for the periods ended September 30
 (dollars in millions, except per share data)

                                                 Quarter             Nine Months
                                               ended September 30  ended September 30
                                                  1996      1995      1996        1995
                                                               (unaudited)
Net sales                                      $   763.6 $   694.6 $   2,360.8 $  2,240.8

Cost of sales                                      556.1     506.0     1,682.0    1,605.9
Selling, general and administrative                141.5     135.0       422.9      412.0
Restructuring charges and management
  transition expenses                                 -         -           -        40.0
    Operating earnings                              66.0      53.6       255.9      182.9

Interest expense                                    (8.3)     (8.0)      (24.3)     (23.9)
Interest income and other items, net                 3.2       8.2        15.2       14.7
  Earnings before income taxes                      60.9      53.8       246.8      173.7

  Income tax provision                              20.4      18.8        90.1       62.5

  Earnings from continuing operations               40.5      35.0       156.7      111.2

  Loss on disposition of Technical segment            -         -           -        (7.0)

  Earnings (loss) from discontinued operations        -       (0.3)         -         0.8

  Net earnings                                 $    40.5 $    34.7 $     156.7 $    105.0

Earnings (loss) per common share
  Continuing operations                        $    0.41 $    0.36 $      1.59 $     1.15

  Loss on disposition of Technical segment            -         -           -       (0.07)

  Earnings (loss) from discontinued operations        -         -           -        0.01

  Net earnings per common share                $    0.41 $    0.36 $      1.59 $     1.09

Cash dividends declared per common share       $   0.125 $   0.125 $     0.375 $    0.375

The notes are an integral part of these consolidated statements.

                 Brunswick Corporation
               Consolidated Balance Sheet
    As of September 30, 1996 and December 31, 1995
                 (dollars in millions)

                                                        September 30,  December 31,
                                                            1996           1995
                         Assets                          (unaudited)
Current assets
  Cash and cash equivalents, at cost, which
    approximates market                                 $         76.0 $        344.3
 Marketable securities                                             -            11.2
  Accounts and notes receivable, less allowances
    of $19.8 and $16.9                                           402.0          253.2
  Inventories                                                    488.1          386.6
  Prepaid income taxes                                           213.7          203.8
  Prepaid expenses                                                41.7           34.0
  Income tax refund receivable                                      -            15.0
       Current assets                                          1,221.5        1,248.1

Property
  Land                                                            64.5           61.5
  Buildings                                                      397.5          369.1
  Equipment                                                      761.8          683.1
      Total land, buildings and equipment                      1,223.8        1,113.7
  Accumulated depreciation                                      (632.7)        (594.1)
      Net land, buildings and equipment                          591.1          519.6
  Unamortized product tooling costs                               62.4           63.3
      Net property                                               653.5          582.9

Other assets
  Dealer networks                                                 99.4          116.9
  Trademarks and other                                           194.8          158.7
  Excess of cost over net assets of businesses acquired          355.3          119.0
  Investments                                                     75.9           85.0
      Other assets                                               725.4          479.6
Assets of continuing operations                                2,600.4        2,310.6
Net assets of discontinued operations                               -            23.5

         Total assets                                   $      2,600.4 $      2,334.1

        Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including current maturities         $         98.2 $          6.1
  Accounts payable                                               155.4          149.6
  Accrued expenses                                               515.9          498.4
  Income taxes payable                                            23.0             -
      Current liabilities                                        792.5          654.1

Long-term debt
  Notes, mortgages and debentures                                309.8          312.8

Deferred items
  Income taxes                                                   154.8          157.8
  Postretirement and postemployment benefits                     136.7          138.3
  Compensation and other                                          32.3           28.0
      Deferred items                                             323.8          324.1

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,537,692 shares                    76.9           76.9
  Additional paid-in capital                                     301.7          299.4
  Retained earnings                                              934.6          814.8
  Treasury stock, at cost: 4,190,976 shares at September
     30, 1996 and 4,633,036 shares at December 31, 1995          (77.6)         (85.0)
  Minimum pension liability adjustment                            (3.4)          (3.4)
  Unearned portion of restricted stock
    issued for future services and held in trust                  (7.6)          (6.3)
  Cumulative translation adjustments                              12.2           13.7
  Unamortized ESOP expense                                       (62.5)         (67.0)
      Common shareholders' equity                              1,174.3        1,043.1
         Total liabilities and shareholders' equity     $      2,600.4 $      2,334.1

The notes are an integral part of these consolidated statements.

                 Brunswick Corporation
         Consolidated Statements Of Cash Flows
         for the nine months ended September 30
                 (dollars in millions)
                                                           1996      1995
                                                             (unaudited)

Cash flows from operating activities
  Net earnings                                          $   156.7 $   105.0
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization of continuing
        operations                                           88.0      87.8
      Changes in noncash current assets and current
        liabilities of continuing operations               (120.1)   (129.7)
      Increase in deferred items                              1.0      45.5
      Stock issued for employee benefit plans                 8.4       8.1
      Dividends received from equity investments             24.4       4.8
      Other, net                                             (3.6)      4.2
      Restructuring charge                                      -      40.0
      Estimated loss on discontinued operations                 -      11.5
      Net operating cash flow of discontinued operations     (1.4)      1.6
        Net cash provided by operating activities           153.4     178.8

Cash flows from investing activities
  Payments for businesses acquired                         (354.4)    (12.5)
  Capital expenditures                                     (106.5)    (81.3)
  Proceeds from businesses disposed                          28.4      22.0
  Investment in marketable securities                        11.2      11.8
  Payments advanced for long-term marine engine
    supply arrangements                                     (42.8)       -
  Other, net                                                 (9.3)     (4.5)
  Net investing activities of discontinued operations        (0.5)     (4.7)
        Net cash used for investing activities             (473.9)    (69.2)

Cash flows from financing activities
  Net proceeds from commercial paper borrowings              88.8        -
  Cash dividends paid                                       (36.9)    (35.9)
  Other, net                                                  0.3      (5.4)
        Net cash used for financing activities               52.2     (41.3)

Net decrease in cash and cash equivalents                  (268.3)     68.3
Cash and cash equivalents at January 1                      344.3     185.2

Cash and cash equivalents at September 30               $    76.0 $   253.5

Supplemental cash flow disclosures:
  Interest paid                                         $    33.7 $    19.7
  Income taxes paid, net                                     54.5      40.3


The notes are an integral part of these consolidated statements.

                         Brunswick Corporation
               Notes to Consolidated Financial Statements
     September 30, 1996, December 31, 1995 and September 30, 1995
                              (unaudited)


Note 1 - Accounting policies

This financial data has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in financial statements and footnotes prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Brunswick Corporation (the "Company") believes that the disclosures in these statements are adequate to make the information presented not misleading. The results of operations and net assets of the Company's divested freshwater fishing boat operations that comprised substantially all of the assets of the Fishing Boats Division have been reported as discontinued operations. Previously reported amounts have been restated to conform with this presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter and nine-month periods ended September 30, 1996 and 1995. The 1996 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Note 2 - Earnings per common share

Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. Such average shares were 98.7 million and 96.1 million for the quarters ended September 30, 1996 and 1995, respectively, and 98.7 and 96.0 million for the nine-month periods ended September 30, 1996 and 1995, respectively.

Note 3 - Inventories

Inventories, of which approximately 45% were valued using the LIFO method, consisted of the following at September 30, 1996 and December 31, 1995 (in millions):

                               September 30,    December 31,
                                   1996             1995

Finished goods                    $251.0           $195.5
Work in process                    132.2            127.7
Raw materials                      104.9             63.4

 Inventories                      $488.1           $386.6

Note 4 - Acquisitions

On March 8, 1996, the Company acquired the Nelson/Weather-Rite camping division of Roadmaster Industries, Inc. for $120.0 million in cash and the assumption of certain liabilities. The Company acquired assets, including goodwill that will be amortized using the straight-line method over 40 years. This operation has been named the American Camper Division and is part of the Brunswick Outdoor Recreation Group of the Recreation segment.

On May 31, 1996, the Company acquired the assets related to the Boston Whaler line of boats from Meridian Sports for $27.4 million in cash and the assumption of certain liabilities. The Company acquired assets, including goodwill that will be amortized using the straight-line method over 40 years. This operation is a part of the Sea Ray Division of the Marine segment.

On September 6, 1996, the Company acquired the assets related to the Roadmaster bicycle business and other outdoor products, including the Flexible Flyer line of sleds and wagons, from Roadmaster Industries, Inc. for $197.7 million in cash and the assumption of certain liabilities. The Company acquired assets, including goodwill that will be amortized using the straight-line method over 40 years. This operation has been included in the Brunswick Outdoor Recreation Group of the Recreation segment.

These acquisitions were accounted for as purchases and have been recorded using preliminary valuations of the opening balance sheets. Operating results are included in the Company's results of operations since the dates of acquisition.

Note 5 - Discontinued Operations

On April 1, 1996, the Company announced its intention to divest its freshwater fishing boat operations, which comprised substantially all of the assets and certain liabilities of the Fishing Boat Division in the Marine segment and included the Starcraft, Fisher, MonArk, Spectrum, Astro and Procraft brands. Certain assets and liabilities of discontinued operations which are being retained by the Company are reflected in the Company's continuing operations in 1996. In the second quarter, the Company completed negotiations for the disposition of these operations and in the third quarter has completed these transactions. These disposition transactions did not have a significant effect upon the Company's consolidated results of operations. The net sales of the businesses divested for the quarter ended September 30, 1995 were $46.9 million and for the nine-month periods ended September 30, 1996 and 1995 were $80.4 million and $147.7 million, respectively. Intercompany sales between the continued and discontinued operations that were previously eliminated in consolidation have been included in the results of continuing operations.

Note 6 - Dispositions

In the second quarter of 1995, the Company announced its intention to divest its golf club shaft business and the Circus World Pizza operations in the Recreation segment and recorded a $25.8 million restructuring charge to cover estimated losses on the dispositions. The Circus World divestiture was completed in 1995 and the sale of the golf club shaft business was completed in the second quarter of 1996. The losses associated with these transactions, including the estimated exposure on retained liabilities, were adequately covered by the 1995 restructuring charge. The net sales and operating earnings(losses)(excluding divestiture provisions) of the businesses divested for the quarter and nine-month periods ended September 30, 1996 and 1995 were as follows (in millions):
                                 Quarter        Nine months
                               1996      1995     1996     1995
Net sales                     $ 0.0     $ 4.6    $ 9.9    $16.4
Operating earnings(losses)    $ 0.0     $(1.9)   $ 1.4    $(5.8)

Note 7 - Consolidated common shareholders' equity
                                                                                     Minimum
                                                Addt'l                             Pension  Unearned    Cum.   Unamort.
                              Common stock      Paid-in Retained   Treasury Stock    Liab.  Restricted  Trans.    ESOP
   (in millions)              Shares  Amount    Capital Earnings  Shares   Amount    Adjmt     Stock    Adjmts   Expense

Balance, January 1, 1996         102.5    $76.9   $299.4   $814.8     (4.6)  ($85.0)   ($3.4)     ($6.3)   $13.7   ($67.0)

Net earnings                        -        -        -     156.7       -        -        -          -        -        -
Dividends declared ($.375 per
  common share)                     -        -        -     (36.9)      -        -        -          -        -        -
Compensation plans and other        -        -       2.3       -       0.4      7.4       -        (1.3)      -        -
Deferred compensation-ESOP          -        -        -        -        -        -        -          -        -       4.5
Currency translation                -        -        -        -        -        -        -          -      (1.5)      -
Balance, September 30, 1996      102.5    $76.9   $301.7   $934.6     (4.2)  ($77.6)   ($3.4)     ($7.6)   $12.2   ($62.5)

Note 8 - Debt

Short-term and long-term debt at September 30, 1996 and December 31, 1995, consisted of the following (in millions):
                               September 30,    December 31,
                                   1996             1995
Short-term debt
Commercial paper, 5.57% to 5.62%,  $ 88.8          $  -
 due 10/8/96 - 11/22/96
Notes payable                         3.3              .3
Current maturities                    6.1             5.8
           Short-term debt         $ 98.2          $  6.1

Long-term debt
Notes, 8.125%, due 1997 (net of
 discount of $0.1)                 $100.0          $ 99.9
Mortgage notes and other, 3% to
 10%, payable through 2001           26.8            26.8
Debentures, 7.375%, due 2023,
 (net of discount of $0.8 and $0.9) 124.2           124.1
Guaranteed ESOP debt, 8.13%,
 payable through 2004                64.9            67.8
                                    315.9           318.6
Current maturities                  ( 6.1)           (5.8)

      Long-term debt               $309.8          $312.8

As of September 30, 1996, the Company and 17 banks had a long-term revolving credit agreement for $400 million with a termination date of December 31, 2000. Under terms of the amended agreement, the Company has multiple borrowing options, including borrowings at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. Currently, the Company must pay a facility fee of 0.11% on the unused portion.

Under the agreement, the Company is subject to interest coverage, net worth and leverage tests as well as a restriction on secured debt, as defined. Under the interest coverage test, the Company is required to maintain a ratio of consolidated income before interest and taxes, as defined, to consolidated interest expense of not less than 2.0 to 1.0 on a cumulative 12-month basis. The ratio, on a cumulative 12-month basis, was 9.2 to 1.0 at September 30, 1996. The leverage ratio of consolidated total debt to capitalization, as defined, may not exceed 0.55 to 1.00 and at September 30, 1996, this ratio was 0.26 to 1.00.

The Company is also required to maintain shareholders' equity of at least $839.6 million, with the required level of shareholders' equity at December 31 of each year being increased by 50% of net earnings for that year. The Company has complied with this limitation and the secured debt limitation as of September 30, 1996. There were no borrowings under the agreement at September 30, 1996.

The Company has $100.0 million of 10-year notes that mature on April 1, 1997, which have been classified as long-term debt. This classification is based on the Company's ability to refinance this debt with another long-term instrument, which the Company intends to do prior to maturity.

In the third quarter of 1996, the Company filed a universal shelf registration with the Securities and Exchange Commission for an aggregate offering price of up to $600 million in various equity and/or debt securities.

Note 9 - Litigation

There have been no significant changes in the status of the items set forth in Note 13: Litigation in the 1995 Annual Report to Shareholders and also the 1995 Annual Report on Form 10-K.

Note 10 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarter and nine-month periods ended September 30, 1996 and 1995 (in millions):

                         Quarter ended September 30,
                     1996                        1995
                Net       Operating       Net       Operating
               Sales      Earnings       Sales      Earnings

Marine       $  566.1     $   65.0     $  517.6     $  54.7
Recreation      197.5         12.6        177.0        10.3

 Segments       763.6         77.6        694.6        65.0

Corporate           -        (11.6)           -       (11.4)

Consolidated $  763.6     $   66.0     $  694.6     $  53.6



                      Nine months ended September 30,
                     1996                        1995
               Net        Operating       Net       Operating
              Sales       Earnings       Sales      Earnings

Marine       $1,751.5     $  228.3     $1,671.4     $ 203.4
Recreation      609.3         58.1        569.4        26.5

 Segments     2,360.8        286.4      2,240.8       229.9

Corporate           -        (30.5)           -       (47.0)

Consolidated $2,360.8     $  255.9     $2,240.8     $ 182.9

Operating earnings of the Recreation segment for the nine months ended September 30, 1995 include a $25.8 million restructuring charge for losses on the divestitures of the golf club shaft business and Circus World Pizza operations.

Corporate operating expenses for the nine months ended
September 30, 1995 include $14.2 million in management transition expenses and costs associated with an early retirement and selective separation program at the Company's corporate office.

              Management's Discussion and Analysis

Cash Flow, Liquidity and Capital Resources

Management assesses the Company's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities; cash used to fund capital expenditures, acquisitions and other strategic activities; cash needed to service existing short- and long-term debt and pay dividends; and the Company's ability to secure long-term capital at reasonable terms.

For the nine months ended September 30, 1996, cash and cash equivalents decreased $268.3 million to $76.0 million. The decline was primarily due to the Company's investing activities, which included $354.4 million for acquisitions, $106.5 million for capital expenditures and $42.8 million advanced to boat manufacturers in connection with long-term engine supply contracts. These activities were funded with available cash balances, cash generated from operating activities and commercial paper borrowings.

Cash generated from operating activities in the first nine months of 1996 totalled $153.4 million versus $178.8 million in 1995. The primary components of cash generated from operating activities include the Company s net earnings; the level of noncash revenues and expenses included in net earnings; the timing of cash flows relating to operating expenses, sales, and income taxes; and the management of inventory levels. The decrease between periods reflects the impact of higher levels of inventories and accounts receivable, primarily resulting from increased sales volume. During the first nine months of 1996, the Company's net earnings increased to $156.7 million from $105.0 million in 1995. Net earnings in 1995 include a $40.0 million pretax ($24.4 million after-tax) restructuring charge and a $7.0 million after-tax loss ($11.0 million pre-tax) on the disposition of discontinued operations recorded in the second quarter.

During the first nine months of 1996, the Company invested $106.5 million in capital expenditures, an increase of $25.2 million from 1995 levels. This increase reflects the Company's continued emphasis on investing to achieve improved production efficiencies and product quality, supporting new product development activities and maintaining existing production capacity. Management anticipates that 1996 capital expenditures may exceed $160 million.

The Company also spent $354.4 million on acquisitions in the first nine months of 1996, including the purchase of the Roadmaster bicycle business for $197.7 million and American Camper, formerly the Nelson/Weather-Rite camping division, for $120.0 million from Roadmaster Industries, Inc. The Boston Whaler line of boats was purchased from Meridian Sports for $27.4 million. Management continues to evaluate acquisition opportunities as it continues to reposition the Company's sales and profit mix towards a higher contribution from consumer recreation products that offer more stable growth opportunities.

Total debt at September 30, 1996, was $408.0 million versus $318.9 million at December 31, 1995, with debt-to-capitalization ratios at those dates of 25.8% and 23.4%, respectively. The Company issued commercial paper during the third quarter of 1996 and $88.8 million was outstanding at September 30, 1996. The Company s debt structure at September 30, 1996, included $100.0 million of 8.125% notes due April 1, 1997, which Management intends to refinance prior to maturity with long-term debt.

The continued increased levels of capital expenditures and normal operating cash requirements will be funded through existing cash balances, cash generated from operating activities and short-term commercial paper borrowing, if necessary. Additional significant acquisition activity or changes in business conditions would require the Company to increase its borrowing levels in the near-term. The Company can provide the necessary liquidity from various sources, including a revolving credit agreement, commercial paper offerings, existing cash balances, and cash generated from operating activities. The Company continues to maintain a $400 million long-term line of credit with a group of banks. For an explanation of the agreement and a discussion of the specific covenant restrictions, see Note 8 - Debt. In addition, the Company filed a universal shelf registration in the third quarter of 1996 with the Securities and Exchange Commission for the issuance of up to $600 million in various equity and/or debt securities.

Results of Operations - Third Quarter and the First Nine Months of 1996 versus 1995

Consolidated

In the third quarter of 1996, consolidated sales increased 10% to $763.6 million from $694.6 million, while year-to-date sales increased 5% to $2,360.8 million from $2,240.8 million a year ago. In both 1996 periods, the Company benefitted from stronger sales of its large boat units and from the contribution of the newly acquired American Camper and Roadmaster bicycle businesses. The Company's results for the third quarter of 1995 and nine months of 1996 and 1995 have been restated to account for the recently divested freshwater fishing boat operations as discontinued operations.

International sales for the third quarter decreased 6% to $169.8 million in 1996 from $181.3 million in 1995. In the year-to-date periods, 1996 international sales declined to $570.1 million from $606.8 million in 1995. The reductions in both periods were primarily due to the continued decline in the sales of bowling capital equipment to the mature Korean and Taiwanese markets, where new center development has substantially slowed, partially offset by rapidly expanding sales volumes in China and other East Asian countries, where volumes are not yet adequate to compensate for the decline in the Taiwanese and Korean markets. Based on current market conditions, management expects this trend in bowling capital equipment sales to continue throughout 1996.

The Company's consolidated operating earnings in the third quarter increased 23% to $66.0 million in 1996 compared to $53.6 million in 1995, while nine-month operating earnings levels rose 40% to $255.9 million in 1996 from $182.9 million in 1995. The increase in the current year-to-date period versus prior year's was partially attributable to a $40.0 million second quarter charge for restructuring and management transition expenses recorded in 1995. Absent this charge, nine-month operating earnings would have increased 15% to $255.9 million in 1996 from $222.9 million in 1995. The gain for both periods reflects the impact of higher sales levels and improved Marine and Recreation segment operating margins.

Interest expense increased in the third quarter to $8.3 million in 1996 from $8.0 million in 1995, while year-to-date interest expense increased to $24.3 million in 1996 from $23.9 million in 1995 due to the issuance of short-term commercial paper in September 1996. Interest income and other items, net declined in the quarter to $3.2 million in 1996 from $8.2 million in 1995, reflecting lower interest income due to decreased cash balances and an unfavorable swing in the accounting recognition of foreign currency transactions between periods. In the nine-month period, Interest income and other items, net increased to $15.2 million in 1996, from $14.7 million in 1995, on stronger 1996 earnings from the Company's marine and bowling joint ventures. These gains were partially offset by an unfavorable swing in the accounting recognition of foreign currency transactions between periods and lower interest income.

The estimated effective tax rate for the full year 1996 was 36.5% at September 1996 versus 36.0% at September 1995. In the third quarter of 1996, the estimated effective tax rate for 1996 was reduced from 37.5%, reflecting the reinstatement of the research and development tax credit by the Congress.

Marine Segment

In the third quarter, sales of the Company's Marine segment increased to $566.1 million in 1996, representing a 9% improvement over 1995 levels. In the nine-month periods, sales of the Marine segment were 5% ahead of 1995 levels, increasing to $1,751.5 million in 1996 from $1,671.4 million. The Company recorded sales gains in both periods in this segment despite the marine industry overall having a flat year. These gains occurred in the Sea Ray and US Marine Divisions' large boat operations, as a result of enhanced marketing efforts, new product introductions, recent acquisitions and a more favorable product mix. The Mercury Marine Division reported sales slightly above prior-year levels in the quarter and below prior-year levels in the year-to-date period. Sales gains in stern drive engines, which are primarily used on larger boats, were offset by a reduction in sales of outboard engines, reflecting a slowdown in sales of smaller boats where outboards are used, and retail inventory reductions by dealers.

Marine segment operating earnings increased 19% in the 1996 third quarter to $65.0 million versus $54.7 million in 1995. In the nine-month period, Marine segment operating earnings increased 12% to $228.3 million in 1996 from 1995 levels. This performance reflects improved sales of the Sea Ray and US Marine Divisions discussed above, along with the favorable shift in sales mix to larger boats. The Mercury Marine Division posted an improvement in operating earnings in the third quarter, primarily due to a more favorable sales mix and improved pricing and cost management.

Recreation Segment

In the third quarter, the Recreation segment reported a sales increase of 12% to $197.5 million in 1996 compared to $177.0 million in 1995. In the year-to-date period, Recreation segment sales increased 7% to $609.3 million.

This segment consists of the Brunswick Outdoor Recreation Group and the Brunswick Indoor Recreation Group. The Brunswick Outdoor Recreation Group is comprised primarily of the Zebco, MotorGuide and Browning fishing products units, the American Camper operation, which was acquired as the Nelson/Weather-Rite camping unit on March 8, 1996, and the Roadmaster bicycle business, which was acquired on September 6, 1996. The Brunswick Indoor Recreation Group is comprised primarily of the bowling capital equipment and products, recreation center and billiards businesses.

The sales increases experienced in both periods are primarily due to the contributions of the recently acquired American Camper and Roadmaster bicycle businesses. These increases were partially offset by a decline in the sales of the fishing product units, which were adversely affected by retail inventory adjustments. The Brunswick Indoor Recreation Group experienced a decline in sales primarily due to the previously mentioned reduction in shipments of bowling capital equipment to international markets.

The Recreation segment third quarter operating earnings increased 22% to $12.6 million in 1996 from $10.3 million in 1995, while the operating earnings for the nine-month period improved to $58.1 million in 1996 from $26.5 million in 1995. A portion of the year-to-date variation is due to a $25.8 million restructuring charge included in the Recreation segment operating earnings in the second quarter of 1995. Absent this charge, operating earnings year-to-date 1996 would have been 11% higher than prior-year levels. The improvement in operating earnings in both periods reflects the previously discussed increase in sales levels from the Outdoor Recreation Group along with stringent cost controls. The segment also benefitted from the divestiture of the Circus World and golf shaft businesses, which operated at a loss in 1995.

       Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits.
                       none

              (b)  Reports on Form 8-K.

                     The Company filed no reports on Form 8-K during
                   the three months ended September 30, 1996.



                             Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BRUNSWICK CORPORATION


November 12, 1996                    By:/s/ Peter B. Hamilton
                                         Peter B. Hamilton, Senior
                                         Vice President and Chief
                                         Financial Officer*

*Mr. Hamilton is signing this report both as a duly authorized officer and as the principal financial officer.