Form 10-K
period 1996-12-31
BRUNSWICK CORP
filed 1997-03-28
CIK 14930

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 1-1043

                             BRUNSWICK CORPORATION
                   (EXACT NAME OF REGISTRANT IN ITS CHARTER)

                                                  36-0848180
              DELAWARE               (I.R.S. EMPLOYER IDENTIFICATION NO.)
      (STATE OF INCORPORATION)


                                                  60045-4811
           1 N. FIELD CT.                         (ZIP CODE)
        LAKE FOREST, ILLINOIS
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 735-4700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                        ON WHICH REGISTERED
            -------------------                       ---------------------
       Common Stock ($.75 par value)               New York, Chicago, Pacific,
                                                   and London Stock Exchanges

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements the past 90 days. Yes No
  [X][_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
   [X]

  As of March 17, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates was $2,808,737,719. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

  The number of shares of Common Stock ($.75 par value) of the registrant outstanding as of March 17, 1997, was 98,944,275.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PART III OF THIS REPORT ON FORM 10-K INCORPORATES BY REFERENCE CERTAIN INFORMATION FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING SCHEDULED TO BE HELD ON APRIL 23, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Brunswick Corporation (the "Company") is a multinational, branded consumer products company serving the outdoor and indoor active recreation markets. Its major brands include Zebco(R), Quantum(R), Browning(R) and Lew's(R) fishing reels and reel/rod combinations; MotorGuide(R) and Thruster(R) trolling motors; Swivl-Eze(R) marine accessories; American Camper(R) and Remington(R) camping gear; Roadmaster(R) and Ride Hard(TM) bicycles; Roadmaster(R) wagons; Flexible Flyer(R) sleds; Brunswick Recreation Centers(R) and Brunswick(R) bowling capital equipment and consumer products; Brunswick(R) billiards tables; Sea Ray(R), Bayliner(R) and Maxum(R) pleasure boats; Boston Whaler(R), Trophy(R) and Robalo(R) offshore fishing boats; Quicksilver(R) marine parts and accessories; Mercury(R), Mariner(R) and Force(R) outboard engines and MerCruiser(R) sterndrives and inboard engines.

  Since mid-1995, the Company has been implementing a strategic plan to build its active recreation business by:

  . Expanding its leading brand franchises through the introduction of innovative products and the application of data-based and other marketing efforts;

  . Acquiring active recreation consumer products companies with:
   --leading brands,
   --growth potential, and
   --synergies with the Company's product lineup, such as a high level of customer cross participation;

  . Divesting under-performing businesses; and

  . Improving margins through effective cost management and enhanced operating efficiencies.

  The Company operates in two business segments: Recreation and Marine.

                                  Recreation

  The Recreation segment consists of the Brunswick Outdoor Recreation Group ("BORG") and the Brunswick Indoor Recreation Group ("BIRG").

  BORG markets and manufactures fishing and camping equipment, bicycles, wagons and sleds. The Company believes that it holds the leading domestic market share of fishing reels and reel/rod combinations. BORG also manufactures and sells fishing pedestals, ski tows, pylons and electric trolling motors for fishermen and for use by boat manufacturers including Marine segment operations.

  The Company acquired its camping business from Roadmaster Industries, Inc. in March 1996 for approximately $119 million. Camping products include sleeping bags, tents, backpacks, canvas bags, foul weather gear, waders, propane lanterns and stoves, cookware and utensils. The Roadmaster bicycle, wagon and sled business was acquired in September 1996 for approximately $190 million.

  In January 1997 the Company acquired Igloo Holdings, Inc. for approximately $143 million. Igloo is the domestic market leader in ice chests, beverage coolers and thermoelectric cooler/warmer products.

  BIRG is the leading manufacturer of bowling products including bowling balls and capital equipment such as bowling lanes, automatic pinsetters, ball returns, computerized scoring equipment and seating and locker units.

  BIRG operates 123 recreation centers worldwide, and its joint ventures operate 32 recreation centers. Recreation centers offer bowling and, depending on size and location, the following activities and services: billiards, video games, children's playrooms, restaurants and cocktail lounges. The Company also operates four family entertainment centers, which in addition to the above activities, also offer more extensive recreation alternatives such as basketball courts, in-line skating rinks and interactive video games. Most of the centers offer Cosmic Bowling(R), a glow in the dark bowling experience that transforms bowling into a new and different form of recreation. Most of the recreation centers are owned.

  BIRG has a 50 percent interest in Nippon Brunswick K. K., which sells bowling equipment and operates bowling centers in Japan. The Group has other joint ventures (i) to build, own and operate bowling centers and family entertainment centers, which include bowling, billiards and many other games, in Brazil, China, Korea and Thailand; and (ii) to sell bowling equipment in China and Thailand.

  The Company's products are distributed through mass merchants, distributors, dealers, bowling centers, and retailers by Company sales personnel and manufacturers' representatives. Recreation products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise.

                                    Marine

  The Marine segment consists of the Mercury Marine, US Marine and Sea Ray Divisions. The Company believes its Marine segment has the largest dollar sales volume of recreational marine engines and pleasure boats in the world.

  The Mercury Marine Division markets and manufactures a full range of outboard engines, sterndrives and inboard engines and propless water-jet systems under the familiar Mercury, Mariner, Force, MerCruiser and SportJet(R) brand names. A portion of Mercury Marine's outboards and its Quicksilver parts and accessories, including steering systems, instruments, controls, propellers, service aids and marine lubricants, are sold directly to end-users through a dealer network. The remaining outboards and virtually all of the sterndrive and inboard engines and the water-jet systems are sold to boat builders, including the Company's boat divisions.

  In 1996 Mercury introduced the OPTIMAX(R) 200-horsepower outboard engine featuring its new direct fuel injection ("DFI") technology. DFI is part of Mercury's plan to reduce engine emissions by 75 percent over a nine-year period beginning in mid-1997 to comply with Environmental Protection Agency requirements. Mercury's line of low emission engines also includes four-cycle versions of its smaller two-cycle outboards, which require no modification to meet reduced emission levels.

  Mercury Marine products are manufactured in North America for global distribution. International assembly facilities are located in Belgium and Mexico, and offshore distribution centers are in Belgium, Japan and Australia.

  The boat divisions consist of US Marine and Sea Ray, makers and marketers of fiberglass pleasure and offshore fishing boats. US Marine, known for its Bayliner brand of motor yachts, cabin cruisers, sport fishing boats, runabouts and jet powered boats, also markets and manufactures Maxum runabouts and cabin cruisers, Robalo and Trophy sport fishing boats and Quantum(R) fish 'n' ski boats.

  The US Marine Division is vertically integrated, producing many of the parts and accessories which make up the boats. Escort boat trailers also are produced by the Division and are sold with smaller boats as part of boat-motor-trailer packages. Outboard motors and sterndrives are purchased from the Mercury Marine Division.

  The Sea Ray Division, best recognized for its luxury motor yachts, cabin cruisers, sport fishing boats, sport boats, runabouts, water skiing boats and jet powered boats marketed and manufactured under the same name, also makes and sells Baja(R) high-performance boats and Boston Whaler(R) offshore boats. The Division purchases its outboard motors and most of its sterndrives and gasoline inboard engines from the Mercury Marine Division.

  US Marine and Sea Ray boats are sold through worldwide dealer networks.

  The Company has a minority interest in Tracker Marine, L.P., a limited partnership, which manufactures and markets boats, motors, trailers and accessories. The Company has various agreements with Tracker Marine, L.P., including contracts to supply outboard motors, trolling motors and various other Brunswick products for Tracker Marine boats.

  The Company's Marine segment sales to unaffiliated customers include sales of the following principal products for the three years ended December 31, 1996, 1995, and 1994:

                                                        1996     1995     1994
                                                      -------- -------- --------
                                                       (IN MILLIONS, UNAUDITED)
      Boats.......................................... $1,175.2 $  978.4 $  796.0
      Engines........................................  1,112.1  1,168.7  1,086.6
                                                      -------- -------- --------
                                                      $2,287.3 $2,147.1 $1,882.6
                                                      ======== ======== ========

  Boat sales include the value of engines when such engines are sold as a component of a finished boat. Engine sales include sales to boat manufacturers which are not Company-owned, marine dealers and others, when the engine is not sold with a Company-manufactured boat.

  The Company's fresh water fishing boat operations, which comprised substantially all of the assets of the Fishing Boat Division, were sold during 1996.

RAW MATERIALS

  Many different raw materials are purchased from various sources. At the present time, no critical raw material shortages are anticipated. General Motors Corporation is a significant supplier of the gasoline engine blocks used to manufacture the Company's gasoline sterndrives.

PATENTS, TRADEMARKS AND LICENSES

  The Company has and continues to obtain patent rights, consisting of patents and patent licenses, covering certain features of the Company's products and processes. The Company's patents, by law, have a limited life, and rights expire periodically.

  In the Recreation segment, patent rights principally relate to computerized bowling scorers and business systems, bowling lanes and related equipment, game tables, fishing reels, electric trolling motors, camping equipment, bicycles, ice chests, coolers and thermoelectric cooler/warmer products.

  In the Marine segment, patent rights principally relate to boats and features of outboard motors and inboard-outboard drives including die-cast powerheads, cooling and exhaust systems, drive train, clutch and gearshift mechanisms, boat/engine mountings, shock absorbing tilt mechanisms, ignition systems, propellers, spark plugs, and fuel and oil injection systems.

  Although the Company has important patent and patent license positions, the Company believes that its performance is mainly dependent upon its engineering, manufacturing and marketing capabilities.

  The Company has many trademarks associated with its various divisions and applied to its products. Many of these trademarks are well known to the public and are considered valuable assets of the Company.

ORDER BACKLOG

  Order backlog is not considered to be a significant factor in the businesses of the Company, except for bowling capital equipment. The backlog of bowling capital equipment at December 31, 1996 was $22.6 million, and the Company expects to fill all of such orders during 1997. The backlog of bowling capital equipment at December 31, 1995 was $38.3 million.

COMPETITIVE CONDITIONS AND POSITION

  The Company believes that it has a reputation for quality in its highly-competitive lines of business. The Company competes in its various markets by utilizing efficient production techniques and innovative marketing, advertising and sales efforts, and by providing high-quality products at competitive prices.

  Strong competition exists with respect to each of the Company's product groups, but no single manufacturer competes with the Company in all product groups. In each product area, competitors range in size from large, highly diversified companies to small producers. The following paragraphs summarize what the Company believes its position is in each area.

  Recreation. The Company competes directly with many manufacturers of recreation products. In view of the diversity of its recreation products, the Company cannot identify the number of its competitors. The Company believes, however, that in the United States, it is one of the largest manufacturers of fishing reels, bicycles, camping equipment, ice chests, beverage coolers and thermoelectric cooler/warmer products. For these recreation products, competitive emphasis is placed on product innovation, quality, marketing activities, pricing and the ability to meet delivery and performance requirements.

  The Company believes it is the world's largest manufacturer of bowling capital equipment. Certain bowling products, such as automatic scorers and computerized management systems, represent innovative developments in the market. For other bowling products competitive emphasis is placed on quality, marketing activities and pricing. The Company operates 123 recreation centers and four family entertainment centers worldwide. Each center competes directly with centers owned by other parties in its immediate geographic area. Competitive emphasis is, therefore, placed on customer service, quality facilities and personnel, and prices.

  Marine. The Company believes it has the largest dollar sales volume of recreational marine engines and pleasure boats in the world. The domestic marine engine market includes relatively few major competitors. There are approximately 11 competitors in outboard engine markets worldwide, and foreign competition continues in the domestic marine engine market. There are many competitors in the highly competitive marine accessories business. Competitive advantage in the marine engine and accessories markets is a function of product features, technology leadership and effective distribution in addition to pricing.

  There are many manufacturers of pleasure and fishing boats, and consequently, this business is highly competitive. The Company competes on the basis of product features and technology, quality, value, performance, durability, styling and price. Demand for pleasure boats and marine engines is influenced by a number of factors, including consumer education about boating, economic conditions and, to some extent, prevailing interest rates and consumer confidence in spending discretionary dollars.

RESEARCH AND DEVELOPMENT

  Company-sponsored research activities, relating to the development of new products or to the improvement of existing products, are shown below:

                                                               1996  1995  1994
                                                               ----- ----- -----
                                                                 (IN MILLIONS)
      Recreation.............................................. $11.1 $13.9 $11.5
      Marine..................................................  75.4  74.0  55.5
                                                               ----- ----- -----
                                                               $86.5 $87.9 $67.0
                                                               ===== ===== =====

NUMBER OF EMPLOYEES

  The number of employees at December 31, 1996 is shown below by industry segment:

      Recreation.........................................................  8,350
      Marine............................................................. 14,300
      Corporate..........................................................    150
                                                                          ------
                                                                          22,800
                                                                          ======

  There are approximately 1,800 employees in the Recreation segment and 2,300 employees in the Marine segment who are represented by labor unions. The Company believes that relations with these labor unions are good.

ENVIRONMENTAL REQUIREMENTS

  The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal, in many instances seek compensation from the Company as a waste generator under Superfund legislation which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company believes that it has established adequate reserves to cover all known claims.

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

  The Company's plants are operating at approximately 70 percent of current capacity.

  The Company's headquarters and all of its principal plants are owned by the Company. Some bowling recreation centers, three small plants, two test facilities and an overseas distribution center are leased.

  The Company's primary facilities are in the following locations:

 Mercury Marine Division

  Fond du Lac, Hartford and Milwaukee, Wisconsin; Stillwater, Oklahoma; Placida and St. Cloud, Florida; Juarez, Mexico; and Petit Rechain, Belgium.

 US Marine Division

  Arlington and Spokane, Washington; Roseburg, Oregon; Miami and Claremore, Oklahoma; Pipestone, Minnesota; Cumberland and Salisbury, Maryland; Dandridge, Tennessee; Valdosta, Georgia; and Tallahassee, Florida.

 Sea Ray Division

  Knoxville, Riverview and Vonore, Tennessee; Edgewater, Merritt Island, Sykes Creek and Palm Coast, Florida; Bucyrus, Ohio; Phoenix, Arizona; Cork, Ireland; and Amsterdam, The Netherlands.

 Brunswick Outdoor Recreation Group

  Haleyville, Alabama; Olney and Effingham, Illinois; Tulsa, Oklahoma; Starkville, Mississippi; Houston, Katy and Lancaster, Texas; and St. George, Utah.

 Brunswick Indoor Recreation Group

  Muskegon, Michigan; Bristol, Wisconsin; Des Moines, Iowa; Stockach, Germany; and 123 bowling centers and four family entertainment centers in the United States, Canada and Europe.

ITEM 3. LEGAL PROCEEDINGS

  Concord Boat Corporation, et al v. Brunswick Corporation. On December 7, 1995, Independent Boat Builders, Inc. ("IBBI"), a boat materials buying group, and eighteen of its boat building members, brought suit against the Company in the United States District Court for the Eastern District of Arkansas alleging that the Company has unlawfully acquired and maintained a monopoly in the domestic sterndrive marine engine market and has attempted to monopolize the domestic sterndrive recreational boat market through (i) its acquisitions of the Company's current boat companies, (ii) its failure to perform its obligations under an alleged joint venture agreement to manufacture sterndrive engines for Yamaha Motor Co., Ltd., forcing Yamaha to exit the domestic sterndrive marine engine market, (iii) its sterndrive engine buying programs to IBBI members which offer the best discounts to members purchasing at least 70% of their sterndrive engine requirements from the Company, (iv) its negotiation in supply contracts of price cap provisions for IBBI members on sterndrive engines which the Company allegedly knew were going to be discontinued, (v) its alleged disclosure of IBBI members' confidential business information to members' competitors, (vi) its condition that engine and boat dealers purchase a substantial share of their engine and boat requirements from the Company in order to receive the Company's best engine and boat discounts, and (vii) its alleged offer of cash payments to boat dealers to terminate their relationship with competing sterndrive boat manufacturers. The Plaintiffs also maintain that some of this same alleged conduct by the Company constitutes a breach of the Company's sterndrive engine purchasing contract with them, a breach of the Company's covenant of good faith and fair dealing under that contract, and fraudulent misrepresentations. On February 29, 1996, the Plaintiffs and five additional members of IBBI filed an Amended Complaint making similar allegations with respect to the Company's manufacture and sale of outboard engines and boats powered by outboard engines, and asserting that certain of the Company's agreements with its dealers violate the antitrust laws. The Plaintiffs have requested an injunction requiring the Company to divest its boat manufacturing operations and to cease the alleged practices set forth above, as well as actual damages, treble damages, punitive damages, and attorneys' fees and costs.

  The Company believes, based upon its assessment of the complaint and in consultation with counsel, that this litigation is without merit and intends to defend itself vigorously. The Company has filed its Answer to the complaint and the parties have begun the discovery process. On February 12, 1996, the Company filed a counterclaim against the Plaintiffs alleging that the Plaintiffs have conspired to restrain trade in violation of federal antitrust law by (i) pressuring the Company to replace its market share sterndrive engine discounts with volume discounts to the disadvantage of smaller sterndrive boat builders who are not members of a buying group, (ii) soliciting the Company to limit its boat building divisions' competition with the Plaintiffs in the manufacture and sale of sterndrive boats, (iii) soliciting the Company to raise the price of its sterndrive engines to certain other buyers to favor the Plaintiffs in competition with those buyers, and
(iv) agreeing to limit the display of boats equipped with the Company's sterndrive engines at industry boat shows. The Company's counterclaim seeks injunctive relief against the Plaintiffs and the dissolution of IBBI, actual and treble damages, attorneys' fees and costs.

  In December 1996 the Internal Revenue Service notified the Company that it allocated $190.0 million in short-term capital gains and $18.1 million in ordinary income to the Company and its subsidiaries for 1990 and 1991 in connection with two partnership investments by the Company. The IRS alleges that these investments lacked economic substance, were prearranged and predetermined, and had no legitimate business purpose. The Company strongly disagrees with the IRS position, and on January 23, 1997 the Company filed petitions in the United States Tax Court contesting the IRS allocations. If the IRS were to prevail, the Company would owe the IRS approximately $60 million in taxes plus accrued interest. The Company intends to defend itself vigorously and does not believe that this case will have an unfavorable impact on the Company's results of operations.

  The Company has agreed to payment of a civil penalty in the amount of $112,500 to the State of Ohio in settlement of claims relating to air emissions in excess of permitted levels at the Company's former defense plant in Willard, Ohio, during the years 1989 through 1992.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

 Executive Officers of the Company

  The Company's executive officers are listed in the following table:

      OFFICER                 PRESENT POSITION                           AGE
      -------                 ----------------                           ---
      P. N. Larson........... Chairman and Chief Executive Officer        57
      P. B. Hamilton......... Senior Vice President, Chief Financial      50
                              Officer and Secretary
      K. J. Chieger.......... Vice President-Corporate and Investor       48
                              Relations
      J. W. Dawson........... Corporate Vice President and President-     62
                              Brunswick Outdoor Recreation Group
      F. J. Florjancic, Jr. . Corporate Vice President and President-     50
                              Brunswick Indoor Recreation Group
      D. D. Jones............ Corporate Vice President and President-     53
                              Mercury Marine Division
      R. T. McNaney.......... Vice President and General Counsel          62
      R. S. O'Brien.......... Vice President and Treasurer                47
      V. J. Reich............ Vice President and Controller               39
      K. B. Zeigler.......... Vice President and Chief Human Resources    48
                              Officer
      W. J. Barrington....... President-Sea Ray Division                  46
      J. A. Schenk........... Staff Vice President-Corporate Planning     54
      R. C. Steinway......... President-US Marine Division                45

  There are no family relationships among these officers. The term of office of all elected officers expires April 23, 1997. The Division Presidents and Staff Vice Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

  Peter N. Larson has been Chairman and Chief Executive Officer of the Company since 1995. He was Chairman of the Worldwide Consumer and Personal Care Group, Johnson & Johnson, a leading health care company from 1994 to 1995 and Company Group Chairman, Johnson & Johnson from 1991 to 1994.

  Peter B. Hamilton has been Senior Vice President and Chief Financial Officer of the Company since 1995, and Secretary since 1996. He was Vice President and Chief Financial Officer, Cummins Engine Company, Inc., a leading worldwide designer and manufacturer of diesel engines and related products from 1988 to 1995.

  Kathryn J. Chieger has been Vice President-Corporate and Investor Relations of the Company since 1996. She was Vice President-Corporate Affairs of Gaylord Container Corporation, a paper manufacturer ("Gaylord"), from 1994 to 1996 and Director of Corporate Affairs of Gaylord from 1989 to 1994.

  Jim W. Dawson has been Corporate Vice President since 1994, and President-Brunswick Outdoor Recreation Group since 1996. He was President-Zebco Division from 1989 to 1996.

  Frederick J. Florjancic, Jr. has been Corporate Vice President since 1988, and President-Brunswick Indoor Recreation Group since 1995. He was President-Brunswick Division from 1988 to 1995.

  David D. Jones has been Corporate Vice President since 1995 and President-Mercury Marine Division since 1989.

  Robert T. McNaney has been Vice President of the Company since 1996 and General Counsel since 1985.

  Richard S. O'Brien has been Vice President of the Company since 1996 and Treasurer of the Company since 1988.

  Victoria J. Reich has been Vice President and Controller of the Company since 1996. She was Finance Manager of the General Electric Company's Wiring Devices business from 1994 to 1996, Manager of the G.E. Plastics Customer Financial Services Operation from 1993 to 1994 and Manager of the G.E. Plastics Commercial Finance Unit from 1990 to 1993.

  Kenneth B. Zeigler has been Vice President and Chief Human Resources Officer of the Company since 1995. He was Senior Vice President, The Continental Corporation, a property and casualty insurance holding company, from 1992 to 1995.

  William J. Barrington has been President-Sea Ray Division and President of Ray Industries, Inc. since 1989.

  James A. Schenk has been Staff Vice President-Corporate Planning since 1996. He was Corporate Director of Planning and Development of the Company from 1988 to 1996.

  Robert C. Steinway has been President-US Marine Division since 1994. From 1992 to 1994 he was Senior Vice President-Marketing, US Marine Division. From 1989 to 1992 he was General Manager of the Aluminum Fishing Boat Division.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock is traded on the New York, Chicago, Pacific, and London Stock Exchanges. Quarterly information with respect to the high and low sales prices for the common stock and the dividends declared on the common stock is set forth in Note 17 on page 39. As of December 31, 1996, there were approximately 18,400 shareholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

  Net sales, net earnings, earnings per common share, cash dividends declared per common share, assets of continuing operations, and long-term debt are shown in the Six Year Financial Summary on page 42.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis is presented on pages 15 to 18.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements are set forth on pages 19 to 39 and are listed in the index on page 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the directors of the Company is set forth on pages 2-4 of the Company's definitive Proxy Statement dated March 20, 1997 (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on April 23, 1997. All of the foregoing information is hereby incorporated by reference. The Company's executive officers are listed herein on pages 7 and 8.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to executive compensation is set forth on pages 5-21 of the Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to the securities of the Company owned by the directors and certain officers of the Company, by the directors and officers of the Company as a group and by the only persons known to the Company to own beneficially more than 5 percent of the outstanding voting securities of the Company is set forth on pages 6 and 7 of the Proxy Statement, and such information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  A) FINANCIAL STATEMENTS AND EXHIBITS

    FINANCIAL STATEMENTS

  Financial statements and schedules are incorporated in this Annual Report on Form 10-K, as indicated in the index on page 14.

     EXHIBITS
     --------
      3.1     Restated Certificate of Incorporation of the Company filed as Exhibit 19.2 to the Company's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1987, and hereby
              incorporated by reference.
      3.2     Certificate of Designation, Preferences and Rights of
              Series A Junior Participating Preferred Stock filed as
              Exhibit 3.2 to the Company's Annual Report on Form 10-K for
              1995, and hereby incorporated by reference.
      3.3     By-Laws of the Company.
      4.1     Indenture dated as of March 15, 1987, between the Company
              and Continental Illinois National Bank and Trust Company of
              Chicago filed as Exhibit 4.1 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1987,
              and hereby incorporated by reference.
      4.2     Officers' Certificate setting forth terms of the Company's
              $125,000,000 principal amount of 7 3/8% Debentures due
              September 1, 2023 filed as Exhibit 4.3 to the Company's
              Annual Report on Form 10-K for 1993, and hereby
              incorporated by reference.
      4.3     Form of the Company's $250,000,000 principal amount of
              6.75% Notes due December 15, 2006 filed as Exhibit 4.1 to
              the Company's Current Report on Form
              8-K dated December 10, 1996 and hereby incorporated by
              reference.
      4.4     The Company's Agreement to furnish additional debt
              instruments upon request by the Securities and Exchange
              Commission filed as Exhibit 4.10 to the Company's Annual
              Report on Form 10-K for 1980, and hereby incorporated by
              reference.
      4.5     Rights Agreement dated as of February 5, 1996, between the
              Company and Harris Trust and Savings Bank filed as Exhibit
              1 to the Company's Registration Statement for Preferred
              Share Purchase Rights on Form 8-A dated March 13, 1996, and hereby incorporated by reference.
     10.1*    Third Amended and Restated Employment Agreement entered as of December 30, 1986, between the Company and Jack F.
              Reichert filed as Exhibit 10.6 to the Company's Annual
              Report on Form 10-K for 1986 and hereby incorporated by
              reference.

     EXHIBITS
     --------
     10.2*    Amendment dated October 24, 1989, to Employment Agreement
              by and between the Company and Jack F. Reichert filed as
              Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1989 and hereby
              incorporated by reference.
     10.3*    Supplemental Agreement to Employment Agreement dated
              December 30, 1986, by and between the Company and Jack F.
              Reichert filed as Exhibit 19.3 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1989 and hereby incorporated by reference.
     10.4*    Amendment dated February 12, 1991 to Employment Agreement
              by and between the Company and Jack F. Reichert filed as
              Exhibit 10.4 to the Company's Annual Report on Form 10-K
              for 1990 and hereby incorporated by reference.
     10.5*    Amendment dated March 20, 1992 to Employment Agreement by
              and between the Company and Jack F. Reichert filed as
              Exhibit 10.5 to the Company's Annual Report on Form 10-K
              for 1992 and hereby incorporated by reference.
     10.6*    Amendment dated December 15, 1992 to Employment Agreement
              by and between the Company and Jack F. Reichert filed as
              Exhibit 10.6 to the Company's Annual Report on Form 10-K
              for 1992 and hereby incorporated by reference.
     10.7*    Amended and Restated Employment Agreement dated February 3,
              1997 by and between the Company and Peter N. Larson.
     10.8*    Employment Agreement dated December 1, 1995 by and between the Company and Peter B. Hamilton filed as Exhibit 10.8 to the Company's Annual Report on Form
              10-K for 1995 and hereby incorporated by reference.
     10.9*    Form of Employment Agreement by and between the Company and each of W. J. Barrington, K. J. Chieger, J. W. Dawson, F.
              J. Florjancic, Jr., P. B. Hamilton, D. D. Jones, R. S.
              O'Brien, V. J. Reich, J. A. Schenk, R. C. Steinway and K.
              B. Zeigler filed as Exhibit 10.9 to the Company's Annual
              Report on Form 10-K for 1995 and hereby incorporated by
              reference.
     10.10*   1994 Stock Option Plan for Non-Employee Directors filed as
              Exhibit A to the Company's definitive Proxy Statement dated
              March 25, 1994 for the Annual Meeting of Stockholders on
              April 27, 1994 and hereby incorporated by reference.
     10.11*   1995 Stock Plan for Non-Employee Directors filed as Exhibit
              B to the Company's definitive Proxy Statement dated March
              19, 1996 for the Annual Meeting of Stockholders on April
              24, 1996 and hereby incorporated by reference.
     10.12*   Supplemental Pension Plan filed as Exhibit 19.1 to the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended June 30, 1989 and hereby incorporated by reference.
     10.13*   Form of Insurance Policy issued for the life of each of the
              Company's officers, together with the specifications for
              each of these policies, filed as Exhibit 10.21 to the
              Company's Annual Report on Form 10-K for 1980 and hereby
              incorporated by reference. The Company pays the premiums
              for these policies and will recover these premiums, with
              some exceptions, from the policy proceeds.
     10.14*   Insurance policy issued by The Prudential Insurance Company of America insuring all of the Company's officers and
              certain other senior management employees for medical
              expenses filed as Exhibit 10.23 to the Company's Annual
              Report on Form 10-K for 1980 and hereby incorporated by
              reference.

     EXHIBITS
     --------
     10.15*   Form of Indemnification Agreement by and between the
              Company and each of N. D. Archibald, M. J. Callahan, J. P.
              Diesel, M. A. Fernandez, P. Harf, G. D. Kennedy, B. K.
              Koken, J. W. Lorsch, B. M. Musham, K. Roman and R. W.
              Schipke filed as Exhibit 19.2 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1986 and hereby incorporated by reference.
     10.16*   Indemnification Agreement dated September 16, 1986, by and between the Company and J. F. Reichert filed as Exhibit
              19.3 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1986 and hereby incorporated by reference.
     10.17*   Indemnification Agreement dated April 1, 1995 by and
              between the Company and P. N. Larson filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for 1995 and
              hereby incorporated by reference.
     10.18*   Form of Indemnification Agreement by and between the
              Company and each of W. J. Barrington, K. J. Chieger, J. W.
              Dawson, F. J. Florjancic, Jr., P. B. Hamilton, D. D. Jones,
              R. T. McNaney, R. S. O'Brien, V. J. Reich, J. A. Schenk, R.
              C. Steinway, and K. B. Zeigler filed as Exhibit 19.4 to the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended September 30, 1986 and hereby incorporated by
              reference.
     10.19*   1991 Stock Plan filed as Exhibit A to the Company's
              definitive Proxy Statement dated March 19, 1996 for the
              Annual Meeting of Stockholders on April 24, 1996 and hereby incorporated by reference.
     10.20*   Change In Control Severance Plan filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for 1989 and
              hereby incorporated by reference.
     10.21*   Brunswick Performance Plan for 1996 filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for 1995 and
              hereby incorporated by reference.
     10.22*   Brunswick Performance Plan for 1997.
     10.23*   Brunswick Strategic Incentive Plan for 1994-1996 and 1995-
              1997 filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for 1993 and hereby incorporated by reference.
     10.24*   Brunswick Strategic Incentive Plan for 1996-1997 filed as
              Exhibit 10.24 to the Company's Annual Report on Form 10-K
              for 1995 and hereby incorporated by reference.
     10.25*   Brunswick Strategic Incentive Plan for 1997-1998.
     21.1     Subsidiaries of the Company.
     24.1     Powers of Attorney.
     27.1     Financial Data Schedule.

  b) REPORTS ON FORM 8-K

  The Company filed the following reports on Form 8-K during the three months ended December 31, 1996.

    1. Report on Form 8-K dated November 19, 1996 reporting in Item 5 that the Company had signed a definitive agreement to acquire Igloo Holdings, Inc.

    2. Report on Form 8-K dated December 10, 1996 reporting in Item 5 that the Company had closed an offering of 6 3/4% Notes due December 15, 2006.
--------
   *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Brunswick Corporation


March 27, 1997                            By___________________________________
                                                    Victoria J. Reich,
                                               Vice President and Controller

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   NAME                                        TITLE
                   ----                                        -----


              Peter N. Larson               Chairman and Chief Executive Officer
                                              (Principal Executive Officer) and
                                              Director

            Peter B. Hamilton               Senior Vice President and Chief Financial
                                              Officer (Principal Financial Officer)

            Victoria J. Reich               Vice President and Controller (Principal
                                              Accounting Officer)

            Nolan D. Archibald              Director

           Michael J. Callahan              Director

              John P. Diesel                Director

           Manuel A. Fernandez              Director

            George D. Kennedy               Director

              Bernd K. Koken                Director

              Jay W. Lorsch                 Director


                   NAME                                        TITLE
                   ----                                        -----
           Bettye Martin Musham             Director


             Jack F. Reichert               Director

              Kenneth Roman                 Director

             Roger W. Schipke               Director

  Victoria J. Reich, as Principal Accounting Officer and pursuant to a Power of Attorney (executed by each of the other officers and directors listed above and filed with the Securities and Exchange Commission, Washington, D.C.), by signing her name hereto does hereby sign and execute this report of Brunswick Corporation on behalf of each of the officers and directors named above in the capacities in which the names of each appear above.


March 27, 1997                            _____________________________________
                                                     Victoria J. Reich

                             BRUNSWICK CORPORATION

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----
Management's Discussion and Analysis.......................................  15
Consolidated Statements of Income 1996, 1995 and 1994......................  19
Consolidated Balance Sheets December 31, 1996 and 1995.....................  20
Consolidated Statements of Cash Flows 1996, 1995 and 1994..................  22
Notes to Consolidated Financial Statements 1996, 1995 and 1994.............  23
Report of Management.......................................................  40
Report of Independent Public Accountants...................................  41
Six-Year Financial Summary.................................................  42
Consent of Independent Public Accountants..................................  43
Schedule II--Valuation and Qualifying Accounts 1996, 1995 and 1994.........  44

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

  The Company's strategy is to build its active recreation business and strengthen its positions in leadership brands. Actions taken in 1996 in pursuit of this strategy resulted in increased earnings from continuing operations for the fifth consecutive year.

  In the Recreation segment, the Company formed the Brunswick Outdoor Recreation Group and acquired new businesses which have been included in this organization. The group consists of the Zebco, MotorGuide and Browning fishing tackle units; the American Camper operation, which was acquired as the Nelson/Weather-Rite camping unit on March 8, 1996; and the Roadmaster bicycle business, which was acquired on September 6, 1996. On January 3, 1997, the Company added, through acquisition, the Igloo cooler and thermoelectric products business. The Outdoor Recreation Group represents a key growth area for the Company as it pursues additional acquisitions, focusing on consumer products and services aimed at active recreation enthusiasts.

  Also included in the Recreation segment is the Brunswick Indoor Recreation Group, which is responsible for the bowling products, recreation centers and billiards businesses. During 1996, the group experienced rapid growth in equipment sales into China. While these sales did not fully offset a decline in sales into the mature Korean and Taiwanese markets, by the fourth quarter of 1996, the group experienced its first quarter-over-quarter increase from the combined sales to these markets. The group also successfully completed the sale of its golf shaft business which, along with the divestiture of the Circus World pizza operations in 1995, improved the group's product mix.

  In the Marine segment, the Company invested in product marketing programs, cost management actions and new product introductions. This is reflected in a $20.0 million or 23.5 percent increase in capital expenditures and continued investment in research and development activities. The Company improved its product mix by divesting its freshwater fishing boat unit (accounted for as a discontinued operation) and by acquiring the Boston Whaler line of offshore fishing boats on May 31, 1996.

RESULTS OF OPERATIONS

 Consolidated

  The following table sets forth certain ratios and relationships calculated from the consolidated statements of income:

                                                              1996  1995   1994
                                                              ----- ----- ------
      Percentage increases in
        Net sales............................................  8.7% 12.1%  22.0%
        Operating earnings (1)............................... 18.0% 24.8% 109.6%
        Earnings from continuing operations (1).............. 17.6% 24.3% 136.2%
        Earnings per share (1)............................... 14.6% 23.3% 137.5%
      Expressed as a percentage of net sales
        Gross margin......................................... 27.7% 27.8%  27.9%
        Research and development expense.....................  2.7%  3.0%   2.6%
        Selling, general and administrative expense.......... 15.3% 15.9%  17.3%
        Operating margin (1).................................  9.6%  8.9%   8.0%

--------
(1) Excludes the effect of restructuring charges of $40.0 million ($24.4 million, after-tax) recorded in 1995 and reflects results from continuing operations.

  Sales increased by $254.0 million in 1996 and $314.3 million in 1995. In 1996, the Marine segment recorded a sales increase of $140.2 million, and the Recreation segment added $113.8 million. These increases reflect growth in sales of higher-priced large boats and the effect of revenues from the companies acquired in 1996. Double-digit sales gains in both the domestic and international marine markets delivered $264.5 million of the 1995 sales increase.

  The Company's gross margin percentages remained relatively unchanged over the past three years, as benefits from productivity enhancements and product innovations offset cost increases. Acquisitions and investments in marketing activities resulted in a $23.1 million increase in selling, general and administrative expenses in 1996. During the past three years, selling, general and administrative expenses as a percentage of sales have decreased from 17.3 percent in 1994, to 15.9 percent in 1995 and 15.3 percent in 1996. This trend is due to effective cost management designed to keep the growth in costs at rates below the growth in revenues. This relationship resulted in operating margin improvement over the three-year period.

  In 1996, an 18.0 percent increase in operating earnings was achieved on an
8.7 percent sales gain. These comparisons exclude the effect of restructuring charges recorded in 1995, discussed below. Earnings from continuing operations increased 17.6 percent in 1996 and 24.3 percent in 1995, excluding the effects of the 1995 restructuring charges.

  The Company's effective tax rate increased to 36.0 percent in 1996 from 35.5 percent in 1995 and 35.0 percent in 1994 reflecting a changing mix of international earnings. Between 1996 and 1995, weighted average shares outstanding increased to 98.8 million from 96.2 million primarily due to the sale of 1.8 million shares to the master trust of the Company's defined benefit plans in December 1995.

  Earnings per share from continuing operations increased to $1.88 in 1996 from $1.38 in 1995 and $1.33 in 1994. Excluding the impact of the 1995 restructuring charges, 1995 earnings per share were $1.64, resulting in a 14.6 percent increase in 1996 and a 23.3 percent increase in 1995.

  Restructuring charges and discontinued operations. In the second quarter of 1995, the Company recorded restructuring charges of $40.0 million, which reduced earnings from continuing operations by $24.4 million and earnings per share by $0.26. The charges included $25.8 million recorded in the Recreation segment relating to the divestitures of the Circus World and golf shaft businesses, and $14.2 million for management transition costs included in Corporate expenses.

  The Company has accounted for the divested freshwater fishing boat unit and the Technical segment as discontinued operations. In 1995, the Company recorded an after-tax charge of $7.0 million, or $0.07 per share, relating to the disposition of the Technical Group.

MARINE SEGMENT

  The following table pertains to the Marine segment:

                                                 1996      1995      1994
                                               --------  --------  --------
                                                 (DOLLARS IN MILLIONS)
      Net sales............................... $2,287.3  $2,147.1  $1,882.6
      Percentage increase.....................      6.5%     14.0%     30.1%
      Operating earnings...................... $  260.5  $  229.6  $  172.5
      Percentage increase.....................     13.5%     33.1%    227.9%
      Operating margin........................     11.4%     10.7%      9.2%
      Capital expenditures.................... $  105.2  $   85.2  $   66.0

  The Marine segment posted sales gains of 6.5 percent and 14.0 percent over the past two years. The gain in 1996 was the result of higher boat revenues due to effective marketing programs, investment in new products and acquisitions. The increase was partially offset by a decline in outboard engine sales, as inclement weather dampened retail and wholesale activity in the first half of 1996 versus 1995 and dealers adjusted field inventories.

  The 1995 sales increase was favorably affected by growth in international boat sales, primarily in Europe, and strong global demand for marine engines, especially in the first six months of 1995.

  Operating earnings for the segment reached $260.5 million in 1996, $229.6 million in 1995 and $172.5 million in 1994. Operating margins improved to 11.4 percent in 1996 from 10.7 percent in 1995. This margin improvement resulted from effective cost management actions and increased investments in product and process improvements.

  In 1995, the previously discussed domestic and international sales increases accounted for the improvement in operating earnings, offset in part by increased advertising, marketing and product research and development expenses.

RECREATION SEGMENT

  The following table pertains to the Recreation segment:

                                1996    1995     1994
                               ------  ------   ------
                                   (DOLLARS IN
                                    MILLIONS)
      Net sales............... $873.0  $759.2   $709.4
      Percentage increase.....   15.0%    7.0%    11.6%
      Operating earnings (1).. $ 86.1  $ 76.4   $ 82.8
      Percentage increase
       (decrease) (1).........   12.7%   (7.7)%    3.5%
      Operating margin (1)....    9.9%   10.1%    11.7%
      Capital expenditures.... $ 52.7  $ 31.1   $ 34.5

--------
(1)1995 amounts exclude the $25.8 million restructuring charge.

  In 1996, Recreation segment sales increased 15.0 percent to $873.0 million while operating earnings, excluding the effects of the 1995 restructuring charge, increased 12.7 percent to $86.1 million. These gains reflect the contribution of the acquisitions discussed previously, partially offset by a decline in the sale of bowling capital equipment into East Asian markets.

  Operating margins for the segment declined slightly to 9.9 percent in 1996 from 10.1 percent in 1995, excluding the 1995 restructuring charge, reflecting the effects of retail inventory reductions in fishing tackle and lower margins experienced in acquired businesses as full benefits of integration activities had not yet been realized.

  The Recreation segment's sales increased 7.0 percent in 1995, to $759.2 million. The improvement resulted primarily from strong East Asian demand for bowling capital equipment and increased domestic sales of the consumer products and billiards product lines. Sales of fishing tackle increased both domestically and internationally.

  The Recreation segment operating earnings were $50.6 million in 1995 compared to $82.8 million in 1994. Excluding the restructuring charge, 1995 operating earnings were $76.4 million. The decline resulted from increased research and development, marketing and manufacturing expenses related to the Brunswick Indoor Recreation Group's Frameworx capital equipment line, where shipments began in the third quarter of 1995, and lower margins on sales of German-manufactured pinsetters due to currency fluctuations. The decline in 1995 was partially offset by higher operating earnings resulting from the previously discussed increase in fishing tackle sales.

LOOKING TO THE FUTURE

  The Company's future performance will be influenced by a number of factors.

  Revenues will be affected by the changes in domestic and international marine market conditions. The Company will emphasize new product introductions, marketing initiatives and cost management efforts to mitigate the effects of any adverse changes in market conditions and to enhance its financial performance. The Company will also benefit from the acquisitions completed in 1996 and 1997. While these acquisitions will have an immediate positive effect on the Company's revenues, the full earnings benefits will not be recognized until integration efforts are near completion.

  The Company will also continue to evaluate the profit margins of existing businesses, making investments where necessary to improve quality, efficiency and cost; actively managing the supply chain; and adjusting cost structures, if appropriate.

  Engine Emissions Regulations. U.S. Environmental Protection Agency (EPA) regulations require that certain exhaust emissions from two-cycle, gasoline marine outboard engines be reduced by 8.3 percent each year for nine years beginning with the 1998 model year. The Company is implementing a plan that meets the EPA compliance schedule. It includes both modifying automotive fuel injection technology for marine use and converting certain two-cycle engines to four-cycle engines. In 1995, the Company introduced a new 200 horsepower DFI (direct fuel injection) outboard engine and will begin offering models in other horsepower ranges in 1997. The new technology requires adjustments to the design of existing models and will increase manufacturing costs in the near term; however, per unit costs are expected to decline as sales of these engines increase.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

  Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

  Cash and cash equivalents totalled $238.5 million at the end of 1996, down from $344.3 million in 1995.

  Cash generated from operating activities totalled $400.1 million in 1996, up significantly from $280.1 million in 1995 and $121.2 million in 1994. The primary components of cash generated from operating activities include the Company's net earnings adjusted for noncash revenues and expenses; the timing of cash flows relating to operating expenses, sales, and income taxes; and the management of inventory levels. The increase in cash generated from operating activities between 1995 and 1996 reflects stronger operating results and improved inventory management. Included in 1995 and 1994 amounts are $42.2 million and $40.0 million, respectively, of contributions to the Company's defined benefit plans. Additionally, 1994 includes a payment to the Internal Revenue Service of approximately $55.0 million in settlement of a prior-year tax audit obligation.

  During 1996, the Company invested $169.9 million in capital expenditures, compared to $118.0 million in 1995 and $101.1 million in 1994. The $51.9 million increase between 1996 and 1995 reflects the Company's emphasis on investing to achieve improved production efficiencies and product quality, growth from new products and expansion of existing product lines. Management anticipates that 1997 capital expenditures could approach $200.0 million, principally for growth and productivity.

  The Company invested $360.6 million in 1996 to acquire various businesses including the Roadmaster bicycle and American Camper (formerly the Nelson/Weather-Rite camping division) businesses from Roadmaster Industries, Inc., and the Boston Whaler line of boats from Meridian Sports. Management continues to evaluate acquisition opportunities to build the Company's active recreation business.

  Total debt at year-end 1996 was $568.0 million versus $318.9 million at the end of 1995, with debt-to-capitalization ratios at those dates of 32.2 percent and 23.4 percent, respectively. Excluding $100.0 million of debt to be retired in April 1997, the debt-to-capitalization ratio would have been 28.1 percent at December 31, 1996. The Company issued $250.0 million of 10-year notes at
6.75 percent during the fourth quarter of 1996 and, on January 3, 1997, $143.0 million was used to fund the acquisition of Igloo Holdings, Inc. The remainder will be used to retire $100.0 million of 8.125 percent notes maturing on April 1, 1997. The cash used to acquire Igloo Holdings, Inc. was classified as unrestricted cash held for acquisition of Igloo Holdings, Inc. on the December 31, 1996, balance sheet.

  The Company has a substantial amount of financial flexibility and access to the capital markets stemming from its strong balance sheet, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company has $400.0 million available under a long-term line of credit with a group of banks (see Note 7-Debt) and $350.0 million under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

  The Company uses its cash balances and other sources of liquidity to invest in its active recreation businesses to enhance current product lines, to acquire complementary businesses and to improve operating efficiencies. These investments are designed to improve the Company's financial performance and enhance shareholder value.

FORWARD LOOKING STATEMENTS

  Certain statements in this Annual Report are forward looking as defined in the Private Securities Litigation Reform Law. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the Date of this Report. These risks include, but are not limited to, adverse weather conditions retarding sales; inventory adjustments by major retailers; competitive pricing pressures; success of planned acquisitions; marketing and cost-management programs and shifts in market demand.

                             BRUNSWICK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                   (IN MILLIONS, EXCEPT PER
                                                         SHARE DATA)
Net sales........................................ $3,160.3  $2,906.3  $2,592.0
Cost of sales....................................  2,285.0   2,099.2   1,869.2
Selling, general and administrative expense......    484.0     460.9     448.9
Research and development expense.................     86.5      87.9      67.0
Restructuring charges............................      --       40.0       --
                                                  --------  --------  --------
Operating earnings...............................    304.8     218.3     206.9
                                                  --------  --------  --------
Interest expense.................................    (33.4)    (32.5)    (28.5)
Other income and expense.........................     18.9      21.0      16.9
                                                  --------  --------  --------
Earnings before income taxes.....................    290.3     206.8     195.3
Income tax provision.............................    104.5      73.2      68.2
                                                  --------  --------  --------
Earnings from continuing operations..............    185.8     133.6     127.1
  Loss on disposition of Technical segment.......      --       (7.0)      --
  Earnings from discontinued operations..........      --        0.6       1.9
                                                  --------  --------  --------
Net earnings..................................... $  185.8  $  127.2  $  129.0
                                                  ========  ========  ========
Earnings (loss) per common share
  Continuing operations.......................... $   1.88  $   1.38  $   1.33
  Loss on disposition of Technical segment.......      --       (.07)      --
  Earnings from discontinued operations..........      --        .01       .02
                                                  --------  --------  --------
Net earnings per common share.................... $   1.88  $   1.32  $   1.35
                                                  ========  ========  ========
Average shares used for computation of earnings
 per share.......................................     98.8      96.2      95.7
                                                  ========  ========  ========



        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31

                                                              1996      1995
                                                            --------  --------
                                                              (IN MILLIONS,
                                                              EXCEPT SHARE
                                                                  DATA)
ASSETS
Current assets
 Cash and cash equivalents, at cost, which approximates
  market................................................... $  238.5  $  344.3
 Marketable securities.....................................      3.6      11.2
 Accounts and notes receivable, less allowances of $17.2
  and $16.9................................................    326.9     253.2
 Inventories
  Finished goods...........................................    225.3     195.5
  Work-in-process..........................................    137.2     127.7
  Raw materials............................................     82.4      63.4
                                                            --------  --------
    Net inventories........................................    444.9     386.6
                                                            --------  --------
Prepaid income taxes.......................................    184.4     203.8
Prepaid expenses...........................................     33.6      34.0
Income tax refunds receivable..............................      9.9      15.0
                                                            --------  --------
    Current assets.........................................  1,241.8   1,248.1
                                                            --------  --------
Property
 Land......................................................     65.0      61.5
 Buildings.................................................    404.6     369.1
 Equipment.................................................    825.7     683.1
                                                            --------  --------
    Total land, buildings and equipment....................  1,295.3   1,113.7
Accumulated depreciation...................................   (670.3)   (594.1)
                                                            --------  --------
    Net land, buildings and equipment......................    625.0     519.6
Unamortized product tooling costs..........................     60.4      63.3
                                                            --------  --------
    Net property...........................................    685.4     582.9
                                                            --------  --------
Other assets
 Unrestricted cash held for acquisition of Igloo Holdings,
  Inc......................................................    143.0       --
 Goodwill..................................................    352.4     119.0
 Other intangibles.........................................    137.9     158.9
 Investments...............................................     87.5      85.0
 Other long-term assets....................................    154.4     116.7
                                                            --------  --------
    Other assets...........................................    875.2     479.6
                                                            --------  --------
Assets of continuing operations............................  2,802.4   2,310.6
Net assets of discontinued operations......................      --       23.5
                                                            --------  --------
    Total assets........................................... $2,802.4  $2,334.1
                                                            ========  ========

        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31

                                                              1996      1995
                                                            --------  --------
                                                              (IN MILLIONS,
                                                              EXCEPT SHARE
                                                                  DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Short-term debt, including current maturities of long-term
  debt..................................................... $  112.6  $    6.1
 Accounts payable..........................................    202.4     149.6
 Accrued expenses..........................................    516.1     498.4
                                                            --------  --------
    Current liabilities....................................    831.1     654.1
                                                            --------  --------
Long-term debt
 Notes, mortgages and debentures...........................    455.4     312.8
                                                            --------  --------
Deferred items
 Income taxes..............................................    155.6     157.8
 Postretirement and postemployment benefits................    131.7     138.3
 Compensation and other....................................     30.9      28.0
                                                            --------  --------
    Deferred items.........................................    318.2     324.1
                                                            --------  --------
Common shareholders' equity
 Common stock; authorized: 200,000,000 shares, $.75 par
  value; issued: 102,537,692                                    76.9      76.9
 Additional paid-in capital................................    302.0     299.4
 Retained earnings.........................................    951.3     814.8
 Treasury stock, at cost: 4,071,644 shares and 4,633,036
  shares...................................................    (75.4)    (85.0)
 Cumulative translation adjustments........................     11.2      13.7
 Unamortized ESOP expense and other........................    (68.3)    (76.7)
                                                            --------  --------
    Common shareholders' equity............................  1,197.7   1,043.1
                                                            --------  --------
    Total liabilities and shareholders' equity............. $2,802.4  $2,334.1
                                                            ========  ========



        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31

                                                         1996    1995    1994
                                                        ------  ------  ------
                                                           (IN MILLIONS)
Cash flows from operating activities
 Net earnings.......................................... $185.8  $127.2  $129.0
 Depreciation and amortization.........................  129.7   118.0   118.0
 Changes in noncash current assets and current
  liabilities of continuing operations:
  Change in accounts and notes receivable..............  (26.9)  (34.6)  (48.5)
  Change in inventories................................   24.2     2.7   (79.1)
  Change in prepaid expenses...........................    2.4    (1.1)   (9.5)
  Change in accounts payable...........................   11.7    (2.5)   33.4
  Change in accrued expenses...........................    3.6     6.0    65.1
 Income taxes..........................................   35.2    25.6   (45.4)
 Dividends received from equity investments............   24.5     6.4     2.5
 Pension funding (in excess of) less than provision....    5.0   (33.3)  (32.6)
 Other, net............................................    4.9    14.2   (11.7)
 Restructuring charges.................................    --     40.0     --
 Loss on discontinued operations.......................    --     11.5     --
                                                        ------  ------  ------
    Net cash provided by operating activities..........  400.1   280.1   121.2
                                                        ------  ------  ------
Cash flows from investing activities
 Acquisitions of businesses............................ (360.6)  (10.3)   (7.1)
 Unrestricted cash held for acquisition of Igloo
  Holdings, Inc........................................ (143.0)    --      --
 Capital expenditures.................................. (169.9) (118.0) (101.1)
 Proceeds from businesses disposed.....................   24.1    22.0     --
 Investments in marketable securities..................    7.6     7.0   (18.2)
 Payments advanced for long-term supply arrangements...  (44.9)    --      --
 Other, net............................................  (12.3)   (5.7)   (2.9)
                                                        ------  ------  ------
    Net cash used for investing activities............. (699.0) (105.0) (129.3)
                                                        ------  ------  ------
Cash flows from financing activities
 Net proceeds from issuances of long-term debt.........  248.2     --      --
 Net proceeds from equity issuance to pension plan.....    --     40.0     --
 Payments of long-term debt............................   (5.8)   (6.0)   (6.2)
 Cash dividends paid...................................  (49.3)  (47.9)  (42.0)
 Other, net............................................    --     (2.1)   (7.3)
                                                        ------  ------  ------
    Net cash provided by (used for) financing
     activities........................................  193.1   (16.0)  (55.5)
                                                        ------  ------  ------
Net increase (decrease) in cash and cash equivalents... (105.8)  159.1   (63.6)
Cash and cash equivalents at beginning of year.........  344.3   185.2   248.8
                                                        ------  ------  ------
Cash and cash equivalents at end of year............... $238.5  $344.3  $185.2
                                                        ======  ======  ======
Supplemental cash flow disclosures:
 Interest paid......................................... $ 32.7  $ 34.2  $ 35.1
 Income taxes paid, net................................   69.3    43.8   114.9
Noncash investing and financing activities:
 Fair market value of treasury stock issued for
  compensation plans and other......................... $ 11.8  $ 11.9  $  4.0

        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995, and 1994

1. SIGNIFICANT ACCOUNTING POLICIES

  Restatement. The Company's consolidated financial statements have been restated to segregate the results of operations and net assets of the Company's divested freshwater fishing boat unit and Technical segment as discontinued operations.

  Principles of consolidation. The Company's consolidated financial statements include the accounts of its significant domestic and foreign subsidiaries, after eliminating transactions between Brunswick Corporation and such subsidiaries. Investments in certain affiliates are reported using the equity method.

  Use of estimates in the financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

  Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Inventories. Approximately 51 percent of the Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market (replacement cost or net realizable value). Inventories valued at last-in, first-out (LIFO) cost were $83.6 million and $83.5 million lower than the FIFO cost of inventories at December 31, 1996 and 1995, respectively. Inventory cost includes material, labor and manufacturing overhead.

  Property. Property, including major improvements and product tooling costs, is recorded at cost. Maintenance and repair costs are charged against results of operations as incurred.

  Depreciation is charged against results of operations over the estimated service lives of the related assets principally using the straight-line method.

  Intangibles. The excess of cost over net assets of businesses acquired is recorded as goodwill and amortized using the straight-line method, principally over 40 years. Accumulated amortization was $42.8 million and $35.0 million at December 31, 1996 and 1995, respectively. The costs of other intangible assets are amortized over their expected useful lives using the straight-line method. Accumulated amortization was $293.2 million and $266.9 million at December 31, 1996 and 1995, respectively.

  Long-lived assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its intangible and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows or, in the case of goodwill, undiscounted operating earnings, over the remaining life of the asset in measuring whether the asset is recoverable.

2. ACQUISITIONS

  In 1996, the Company acquired the assets of certain businesses, including the Roadmaster bicycle business from Roadmaster Industries, Inc. on September 6, 1996; the Nelson/Weather-Rite camping division (now American Camper) of Roadmaster Industries, Inc. on March 8, 1996; and the Boston Whaler line of boats from Meridian Sports on May 31, 1996. Cash consideration paid in 1996 for these businesses totalled $198.4 million, $119.2 million and $26.6 million, respectively. In January 1997, the Company received an $8.2 million payment from Roadmaster Industries, Inc. in settlement of the final purchase price adjustment on the bicycle business, which reduces the final cash consideration paid for the business to $190.2 million.

  In addition to the cash consideration paid in 1996 for these businesses, the Company assumed certain liabilities. The acquisitions were accounted for as purchases, and resulted in goodwill of $241.6 million that will be amortized using the straight-line method over 40 years. The assets and liabilities of the acquired companies have been recorded in the Company's consolidated financial statements at their estimated fair values at the

                             BRUNSWICK CORPORATION
acquisition dates. These estimates of fair value are subject to change when final information concerning asset and liability valuations is obtained. The operating results of each acquisition are included in the Company's results of operations since the date of acquisition.

  On a pro forma basis, the net sales (unaudited) of the Company would have been $3,305.4 million in 1996 and $3,263.5 million in 1995. These pro forma sales amounts assume that the acquisitions of Roadmaster, American Camper and Boston Whaler would have occurred at the beginning of each period presented. On a pro forma basis, the results of operations of the companies acquired would not have had a material effect on the Company's net earnings and earnings per share in 1996 and 1995.

  Cash consideration paid for other acquisitions totalled $16.4 million in 1996, $10.3 million in 1995, and $7.1 million in 1994.

  On November 18, 1996, the Company signed a definitive agreement to acquire the stock of Igloo Holdings, Inc. The purchase was completed on January 3, 1997. At December 31, 1996, cash of $143.0 million was classified in long-term assets as unrestricted cash held for acquisition of Igloo Holdings, Inc.

3. SEGMENT INFORMATION

  The Company is a multinational manufacturer and marketer of branded consumer products designed for outdoor and indoor recreation participants, primarily in fishing, camping, biking, bowling, billiards and pleasure boating. The Company's business segments are Recreation and Marine.

  Within the Recreation segment, the Company markets fishing products, including fishing reel and reel/rod combinations, trolling motors and other fishing accessories; camping products, including tents, sleeping bags, backpacks, cookware and other accessories; a complete line of ice chests, beverage coolers and thermoelectric cooler/warmer products; bicycles; bowling capital equipment, including lanes, pinsetters, and automatic scorers; bowling balls and other accessories; and billiards tables and accessories. These products are primarily manufactured in plants throughout the United States and in some cases sourced from or manufactured in foreign locations. Fishing, camping, and cooler products, along with bicycles, bowling balls and billiards equipment are predominantly sold in the United States and are distributed primarily through mass merchants, sporting goods stores and specialty shops. Bowling capital equipment is sold through a direct sales force into the United States and foreign markets. The segment also includes a chain of bowling and family entertainment centers, primarily located in the United States.

  The Marine segment includes a complete line of pleasure boats including runabouts, cruisers, yachts, high-performance boats and offshore fishing boats, which are marketed through worldwide dealer networks. The Company also manufactures outboard, sterndrive and inboard engines, and marine parts and accessories, which are sold directly to boat builders or through a worldwide dealer network. The Company's boat and engine manufacturing plants are located primarily in the United States. The sales of this segment are primarily in the United States.

INDUSTRY SEGMENTS

                                                                               ASSETS OF CONTINUING
                             SALES TO CUSTOMERS      OPERATING EARNINGS             OPERATIONS
                         -------------------------- ----------------------  --------------------------
                           1996     1995     1994    1996    1995    1994     1996     1995     1994
                         -------- -------- -------- ------  ------  ------  -------- -------- --------
                                                       (IN MILLIONS)
Marine.................. $2,287.3 $2,147.1 $1,882.6 $260.5  $229.6  $172.5  $1,195.3 $1,086.8 $1,070.3
Recreation..............    873.0    759.2    709.4   86.1    50.6    82.8     826.8    464.2    437.1
Corporate...............      --       --       --   (41.8)  (61.9)  (48.4)    780.3    759.6    540.9
                         -------- -------- -------- ------  ------  ------  -------- -------- --------
   Total................ $3,160.3 $2,906.3 $2,592.0 $304.8  $218.3  $206.9  $2,802.4 $2,310.6 $2,048.3
                         ======== ======== ======== ======  ======  ======  ======== ======== ========

                             BRUNSWICK CORPORATION

                                                      DEPRECIATION AND       RESEARCH AND DEVELOPMENT
                            CAPITAL EXPENDITURES        AMORTIZATION                 EXPENSE
                         -------------------------- ----------------------  --------------------------
                           1996     1995     1994    1996    1995    1994     1996     1995     1994
                         -------- -------- -------- ------  ------  ------  -------- -------- --------
                                                       (IN MILLIONS)
Marine.................. $  105.2 $   85.2 $   66.0 $ 95.3  $ 87.7  $ 91.0  $   75.4 $   74.0 $   55.5
Recreation..............     52.7     31.1     34.5   32.0    28.2    24.6      11.1     13.9     11.5
Corporate...............     12.0      1.7      0.6    2.4     2.1     2.4       --       --       --
                         -------- -------- -------- ------  ------  ------  -------- -------- --------
   Total................ $  169.9 $  118.0 $  101.1 $129.7  $118.0  $118.0  $   86.5 $   87.9 $   67.0
                         ======== ======== ======== ======  ======  ======  ======== ======== ========
GEOGRAPHIC SEGMENTS

                                                                                    ASSETS OF
                             SALES TO CUSTOMERS      OPERATING EARNINGS       CONTINUING OPERATIONS
                         -------------------------- ----------------------  --------------------------
                           1996     1995     1994    1996    1995    1994     1996     1995     1994
                         -------- -------- -------- ------  ------  ------  -------- -------- --------
                                                       (IN MILLIONS)
United States........... $2,722.3 $2,397.1 $2,104.6 $312.2  $229.3  $202.3  $1,799.2 $1,367.2 $1,343.5
Foreign.................    438.0    509.2    487.4   34.4    50.9    53.0     222.9    183.8    163.9
Corporate...............      --       --       --   (41.8)  (61.9)  (48.4)    780.3    759.6    540.9
                         -------- -------- -------- ------  ------  ------  -------- -------- --------
   Total................ $3,160.3 $2,906.3 $2,592.0 $304.8  $218.3  $206.9  $2,802.4 $2,310.6 $2,048.3
                         ======== ======== ======== ======  ======  ======  ======== ======== ========

SUPPLEMENTAL SALES INFORMATION

                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN MILLIONS)
      Intersegment sales
        U.S. to foreign................................... $209.2 $237.1 $231.2
        Foreign to U.S....................................   43.7   38.5   30.3
      Export sales........................................  346.2  288.2  188.1
      Sales to unconsolidated affiliates..................  186.8  125.0   85.8

  Sales between domestic and foreign operations generally are priced with reference to prevailing market prices.

  Operating earnings of segments do not include the expenses of corporate administration, other expenses and income of a nonoperating nature, and provisions for income taxes.

  The Recreation segment's 1995 operating earnings include a $25.8 million charge for the losses on the divestitures of the golf club shaft business and Circus World Pizza operations.

  The Corporate operating expenses for 1995 include $14.2 million of management transition expenses and costs associated with an early retirement and selective separation program at the Company's corporate office.

  Corporate assets consist primarily of cash and marketable securities, prepaid income taxes, unrestricted cash held for acquisition of Igloo Holdings, Inc. and investments in unconsolidated affiliates.

4. COMMITMENTS AND CONTINGENCIES

  Financial Commitments. The Company has entered into agreements, which are customary in the marine industry, that provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Repurchases and losses incurred under these agreements have not had and are not expected to have a significant impact on the Company's results of operations. The maximum potential repurchase commitments at December 31, 1996 and 1995, were approximately $186.0 million and $158.0 million, respectively.

                             BRUNSWICK CORPORATION

  The Company also has various agreements with financial institutions that provide limited recourse on marine and bowling capital equipment sales. Recourse losses have not had and are not expected to have a significant impact on the Company's results of operations. The maximum potential recourse liabilities outstanding under these programs were approximately $39.0 million at December 31, 1996 and 1995.

  The Company had outstanding standby letters of credit and financial guarantees of approximately $35.2 million and $50.3 million at December 31, 1996 and 1995, respectively, representing conditional commitments whereby the Company guarantees performance to a third party. The majority of these commitments include guarantees of premium payment under certain of the Company's insurance programs and other guarantees issued in the ordinary course of business.

  Legal and Environmental. The Company is subject to certain legal and environmental proceedings and claims which have arisen in the ordinary course of its business.

  The Independent Boat Builders, Inc. ("IBBI"), a boat materials buying group and a portion of its boat building members, has brought a suit against the Company in United States District Court, alleging that the Company has unlawfully acquired and maintained a monopoly in the domestic sterndrive and outboard engine markets and has attempted to monopolize the domestic sterndrive and outboard recreational boat markets through its acquisition of the Company's current boat companies and its marketing, sales and business practices. The plaintiffs have requested an injunction requiring the Company to divest its boat manufacturing operations and to cease the alleged monopolizing practices, as well as actual and treble damages, punitive damages, and attorneys' fees and costs. The Company has filed its answer to the complaint and the parties have begun the discovery process. The Company filed a counterclaim in this litigation against the plaintiffs alleging that the plaintiffs have unlawfully conspired to restrain trade in violation of Federal antitrust laws. The Company believes, based upon its assessment of the complaint and in consultation with counsel, that this litigation is without merit and plans to aggressively pursue its counterclaim, which seeks injunctive relief, the dissolution of IBBI, actual and treble damages, attorneys' fees and costs.

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

  The Federal Trade Commission has been conducting an investigation since 1993 of whether the formation or operations of Tracker Marine, L.P. and the Company's contracts with Tracker Marine, L.P. violate antitrust laws. The Company has received and responded to subpoenas seeking information relating to the Company's outboard motor sales. The Company understands that other marine companies have received similar subpoenas from the Federal Trade Commission.

  In light of existing reserves, the Company's litigation and environmental claims, including those discussed, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position and results of operations.

5. FINANCIAL INSTRUMENTS

  The Company enters into various financial instruments in the normal course of business and in connection with the management of its assets and liabilities. The Company does not hold or issue financial instruments for trading purposes. The Company prepares periodic analyses of its positions in derivatives to assess the current and projected status of these agreements.

                             BRUNSWICK CORPORATION

  Gains and losses related to qualifying hedges of firm commitments and anticipated transactions are deferred and recognized in income, or as adjustments of carrying amounts, when the hedged transaction occurs. Gains and losses on instruments that do not qualify as hedges are recognized as incurred.

  The Company monitors and controls market risk from financial instrument activities by utilizing floating rates that historically have moved in tandem with each other, matching positions and limiting the terms of contracts to short durations. To minimize credit risk, the Company enters into contracts with banks and investment firms that the Company has continuing business relationships with and regularly monitors the credit ratings of its counterparties.

  The fair market value of the financial instruments is determined through dealer quotes and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to the volatility of the markets in which they are traded. The impact of financial instruments transactions is not material to the Company's results of operations.

  The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, marketable securities, accounts and notes receivable, short-term debt and the current maturities of long-term debt, approximate their fair value because of the short maturity of these instruments.

  Interest Rate Swaps. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on the Company's investments and borrowings.

  At December 31, 1996 and 1995, the Company had three outstanding floating-to-floating interest rate swap agreements each with a notional principal amount of $260.0 million that expire in September 2003. The estimated aggregate market values of these three agreements at December 31, 1996 and 1995, which represents the costs to settle outstanding agreements, were not material.

  Forward Exchange Contracts. The Company enters into forward exchange contracts, whose durations are usually less than two years, to hedge the U.S. dollar exposure of its foreign operations. Forward exchange contracts outstanding at December 31, 1996 and 1995, had contract values of $17.1 million and $72.0 million, respectively, with fair values which were not materially different from the contract values. The contracts outstanding at December 31, 1996, mature during 1997.

  Commodity Swaps. The Company uses commodity swap agreements to hedge anticipated purchases of key raw materials. Commodity swap contracts outstanding at December 31, 1996 and 1995, had a notional value of $24.0 million and $32.0 million, respectively, with fair values that approximate the notional values. The contracts outstanding at December 31, 1996, mature through 1998.

6. ACCRUED EXPENSES

  Accrued expenses at December 31 were as follows:

                                                                   1996   1995
                                                                  ------ ------
                                                                  (IN MILLIONS)
      Payroll and other compensation............................. $ 94.1 $ 94.5
      Product warranties.........................................   92.7   84.8
      Dealer allowances and discounts............................   79.9   68.2
      Litigation and claims......................................   32.6   39.4
      Health and liability insurance.............................   60.7   57.1
      Disposition costs and restructuring charges................   45.3   59.2
      Taxes, other than income taxes.............................   15.5   15.5
      Other......................................................   95.3   79.7
                                                                  ------ ------
      Accrued expenses........................................... $516.1 $498.4
                                                                  ====== ======

                             BRUNSWICK CORPORATION

7. DEBT

  Long-term debt at December 31 consisted of the following:

                                                             1996    1995
                                                            ------  ------
                                                              (IN MILLIONS)
      Mortgage notes and other, 3% to 10% payable through
       2001................................................ $ 33.7  $ 26.8
      Notes, 6.75% due 2006, net of discount of $2.2.......  247.8     --
      Notes, 8.125% due 1997, net of discount of $0.1......  100.0    99.9
      Debentures, 7.375% due 2023, net of discount of $0.8
       and $0.9............................................  124.2   124.1
      Guaranteed ESOP debt, 8.13% payable through 2004.....   62.0    67.8
                                                            ------  ------
                                                             567.7   318.6
                                                            ------  ------
      Current maturities................................... (112.3)   (5.8)
                                                            ------  ------
      Long-term debt....................................... $455.4  $312.8
                                                            ======  ======
      Scheduled maturities
        1998............................................... $ 11.2
        1999...............................................   10.3
        2000...............................................    8.3
        2001...............................................    8.6
        Thereafter.........................................  417.0
                                                            ------
          Total............................................ $455.4
                                                            ======

  At December 31, 1996 and 1995, the fair value of the Company's long-term debt was $450.0 million and $332.9 million, respectively, as estimated by using quoted market prices or discounted cash flows based on market rates for similar types of debt.

  The Company has a $400.0 million long-term credit agreement with a group of banks that terminates on December 31, 2000.

  Under terms of the amended agreement, the Company has multiple borrowing options, including borrowing at a corporate base rate, as announced by The First National Bank of Chicago, or a rate tied to the Eurodollar rate. The Company must pay a facility fee of 0.11% per annum on the agreement.

  Under the agreement, the Company is subject to interest coverage, net worth and leverage tests, as well as a restriction on secured debt, as defined. The Company was in compliance with these covenants at December 31, 1996.

  On December 10, 1996, the Company sold $250.0 million of 6.75% notes due December 15, 2006. The proceeds from the sale of the notes were used to purchase Igloo Holdings, Inc. on January 3, 1997 and will be used to repay, at maturity, the Company's $100.0 million principal amount of 8.125% notes due April 1, 1997. Pending such uses, the net proceeds will be used for general corporate purposes.

8. DISCONTINUED OPERATIONS

  In April 1996, the Company announced its intention to divest its freshwater fishing boat operations, which comprised substantially all of the assets and certain liabilities of the discontinued Fishing Boat Division in the Marine segment and included the Starcraft, Fisher, MonArk, Spectrum, Astro and Procraft brands. Certain assets and liabilities of discontinued operations, which are being retained by the Company, are reflected in the Company's continuing operations in 1996 and reserves to cover related exposures have been established. These disposition transactions, which were completed in the third quarter of 1996, did not have a significant effect upon the Company's consolidated results of operations.

                             BRUNSWICK CORPORATION

  The net sales of the freshwater fishing boat unit for the years ended December 31, 1996, 1995 and 1994, were $82.5 million, $200.2 million and $175.7 million, respectively. Intercompany sales between the continuing and discontinued operations that were previously eliminated in consolidation have been included in continuing operations.

  In April 1995, the Company completed the sale of substantially all of the assets of its Technical Group, which was in the discontinued Technical segment, with the final disposition of remaining assets occurring in June 1996. Certain liabilities of discontinued operations, which were retained by the Company, are reflected in the Company's continuing operations and are adequately covered by existing reserves. In the second quarter of 1995, the Company recorded a provision of $11.5 million ($7.0 million after-tax) reflecting a lower than anticipated selling price for the Technical Group. The net sales of the Technical Group were $7.6 million, $35.1 million, and $135.5 million, for the years 1996, 1995 and 1994, respectively. Operating results of the Technical Group for 1996, 1995 and 1994 have been recorded against the divestiture reserve.

9. RESTRUCTURING CHARGES

  In the second quarter of 1995, the Company recorded restructuring charges of $40.0 million ($24.4 million after-tax). The charges consisted of losses of $25.8 million recorded in the Recreation segment on the divestitures of the golf club shaft business, completed in the second quarter of 1996, and Circus World Pizza operations, completed in 1995. Also included were $14.2 million of management transition expenses including the costs of an early retirement and selective separation program at the Company's corporate office which was completed in 1995.

  The net sales and operating earnings (losses) (excluding divestiture provisions) of the divested businesses for each of the three years ended December 31, 1996 were as follows:

                                                            1996  1995   1994
                                                            ----- -----  -----
                                                              (IN MILLIONS)
Net sales.................................................. $10.2 $21.0  $17.2
                                                            ===== =====  =====
Operating earnings (losses)................................ $ 1.4 $(7.6) $(6.4)
                                                            ===== =====  =====

10. STOCK PLANS AND MANAGEMENT COMPENSATION

  Under the 1991 Stock Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other various types of awards to executives and other management employees. Issuances under the plan may be from either authorized, but unissued shares or treasury shares. The plan provides for the issuance of a maximum of 11,200,000 shares. The option price per share has not been less than the fair market value at the date of grant. The stock options are generally exercisable over a period of 10 years or as determined by the Human Resource and Compensation Committee of the Board of Directors. Options vest over 3 years, although the Company provides for accelerated vesting should certain earnings per share or stock price levels be attained, or immediately in the event of a change in control.

  The Company adopted the disclosure-only provision under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," as of December 31, 1996, while continuing to measure compensation cost under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effect on net earnings for 1996 and 1995 would have been immaterial.

                             BRUNSWICK CORPORATION

  Stock option activities for the three years ending December 31, 1996, were as follows:

                                                                        WEIGHTED
                                                               STOCK    AVERAGE
                                                              OPTIONS   EXERCISE
                                                            OUTSTANDING  PRICE
                                                            ----------- --------
                                                                 (SHARES IN
                                                                 THOUSANDS)
      At January 1, 1994...................................    1,585     $  --
        Granted............................................      719     $18.22
        Exercised..........................................     (125)    $14.60
        Forfeited..........................................      (82)    $16.40
                                                               -----     ------
      At December 31, 1994.................................    2,097     $16.27
        Granted............................................    1,396     $19.42
        Exercised..........................................     (114)    $15.04
        Forfeited..........................................      (46)    $17.91
                                                               -----     ------
      At December 31, 1995.................................    3,333     $17.61
        Granted............................................    3,054     $21.40
        Exercised..........................................     (262)    $16.33
        Forfeited..........................................     (184)    $22.18
                                                               -----     ------
      At December 31, 1996.................................    5,941     $19.48
                                                               =====     ======

                                                  EXERCISABLE WEIGHTED
                                                     STOCK    AVERAGE   SHARES
                                                    OPTIONS   EXERCISE AVAILABLE
                                                  OUTSTANDING  PRICE   FOR GRANT
                                                  ----------- -------- ---------
                                                      (OPTIONS AND SHARES IN
                                                            THOUSANDS)
      At December 31, 1994.......................      607     $14.88    2,508
      At December 31, 1995.......................    1,386     $15.88      897
      At December 31, 1996.......................    1,969     $16.91    4,147

  The following table summarizes information about stock options outstanding at December 31, 1996.

      (OPTIONS IN THOUSANDS)                          OPTIONS OUTSTANDING
      ----------------------                   ---------------------------------
                                                  NUMBER
                                               OUTSTANDING   WEIGHTED   WEIGHTED
                                                    AT        AVERAGE   AVERAGE
      RANGE OF EXERCISE                        DECEMBER 31, CONTRACTUAL EXERCISE
      PRICE                                        1996        LIFE      PRICE
      -----------------                        ------------ ----------- --------
      $13.88 to $16.75........................    1,111       5 years    $15.38
      $16.75 to $20.25........................    3,063       8 years    $18.76
      $20.25 to $25.50........................    1,767       9 years    $23.31

                                                           OPTIONS EXERCISABLE
                                                          ---------------------
                                                             NUMBER
                                                          EXERCISABLE  WEIGHTED
                                                               AT      AVERAGE
                                                          DECEMBER 31, EXERCISE
      RANGE OF EXERCISE PRICE                                 1996      PRICE
      -----------------------                             ------------ --------
      $13.88 to $16.75...................................    1,111      $15.38
      $16.75 to $20.25...................................      844      $18.83
      $20.25 to $25.50...................................       14      $22.78

  The Company maintains a leveraged employee stock ownership plan (ESOP). In April 1989, the ESOP borrowed $100 million to purchase 5,095,542 shares of the Company's common stock at $19.625 per share. The debt of the ESOP is guaranteed by the Company and is recorded in the Company's financial statements.

                             BRUNSWICK CORPORATION

  The ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. Shares committed-to-be-released, allocated and remaining in suspense at December 31 were as follows:

                                                                      1996  1995
                                                                     ----- -----
                                                                     (SHARES IN
                                                                     THOUSANDS)
      Committed-to-be-released......................................   301   298
      Allocated..................................................... 1,542 1,451
      Suspense...................................................... 2,461 2,789

  All ESOP shares are considered outstanding for earnings per share purposes.

  Under the grandfather provisions of SOP 93-6, the expense recorded by the Company is based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividends received which are primarily used by the ESOP to pay down debt. The Company's contributions to the ESOP were as follows:

                                                              1996  1995  1994
                                                              ----- ----- -----
                                                                (IN MILLIONS)
      Compensation expense................................... $ 4.1 $ 3.1 $ 2.9
      Interest expense.......................................   5.3   5.8   6.2
      Dividends..............................................   1.8   2.3   2.1
                                                              ----- ----- -----
          Total debt service payments........................ $11.2 $11.2 $11.2
                                                              ===== ===== =====

  The Company has certain employment agreements and a severance plan that become effective upon a change in control of the Company which will result in compensation expense in the period that a change in control occurs.

11. RETIREMENT AND EMPLOYEE BENEFIT COSTS

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

  Pension costs of continuing operations for 1996, 1995 and 1994, included the following components:

                                                            1996   1995   1994
                                                            -----  -----  -----
                                                              (IN MILLIONS)
      Service cost-benefits earned during the period....... $16.0  $11.6  $11.7
      Interest cost on projected benefit obligation........  43.1   34.2   31.2
      Actual return on assets.............................. (91.9) (90.8)   3.0
      Net amortization and deferral........................  41.9   57.7  (34.7)
                                                            -----  -----  -----
      Net pension cost..................................... $ 9.1  $12.7  $11.2
                                                            =====  =====  =====

                             BRUNSWICK CORPORATION

  The funded status of the plans and the amounts recognized in the Company's balance sheets at December 31 were as follows:

                                         1996                    1995
                                ----------------------- -----------------------
                                PLANS WHOSE PLANS WHOSE PLANS WHOSE PLANS WHOSE
                                  ASSETS    ACCUMULATED   ASSETS    ACCUMULATED
                                  EXCEED     BENEFITS     EXCEED     BENEFITS
                                ACCUMULATED   EXCEED    ACCUMULATED   EXCEED
                                 BENEFITS     ASSETS     BENEFITS     ASSETS
                                ----------- ----------- ----------- -----------
                                                 (IN MILLIONS)
   Actuarial present value of:
     Vested benefit
      obligation..............    $(461.4)    $(26.1)     $(440.1)    $(43.9)
     Nonvested benefit
      obligation..............      (29.7)      (0.3)       (30.5)      (0.4)
                                  -------     ------      -------     ------
   Accumulated benefit
    obligation................     (491.1)     (26.4)      (470.6)     (44.3)
   Effects of anticipated
    future compensation levels
    and other events..........      (60.9)      (8.0)       (59.3)      (7.5)
                                  -------     ------      -------     ------
   Projected benefit
    obligation................     (552.0)     (34.4)      (529.9)     (51.8)
   Plan assets at fair value..      616.9        2.5        543.3       13.7
                                  -------     ------      -------     ------
   Plan assets in excess of
    (less than) projected
    benefit obligation........       64.9      (31.9)        13.4      (38.1)
   Unrecognized net transition
    obligation (asset)........       (0.7)       1.3         (6.6)       1.6
   Unrecognized prior service
    cost......................       17.7       (0.3)        17.2       (0.1)
   Net unrecognized (gain)
    loss from past experience
    different from assumed and
    effects of changes in
    assumptions...............       (2.9)       5.0         60.4       10.0
   Adjustment to recognize
    minimum liability.........        --        (0.5)         --        (6.1)
                                  -------     ------      -------     ------
   Pension asset (liability)
    recognized in financial
    statements................    $  79.0     $(26.4)     $  84.4     $(32.7)
                                  =======     ======      =======     ======

  The projected benefit obligations were determined primarily using assumed weighted average discount rates of 7.75% in 1996 and 7.25% in 1995, and an assumed compensation increase of 5.5% in 1996 and 1995. The assumed weighted average long-term rate of return on plan assets was primarily 9% in 1996 and 1995.

  Two of the Company's salaried pension plans provide that in the event of a termination, merger or transfer of assets of the plans during the five years following a change in control of the Company occurring on or before April 1, 2001, benefits would be increased so that there would be no excess net assets. The Company's supplemental pension plan provides for a lump sum payout to plan participants equal to the present value of accumulated benefits upon a change in control of the Company.

  The Company also sponsors other defined contribution retirement plans whose costs are not material.

  In addition to providing benefits to present employees, the Company currently provides certain health care and life insurance benefits for eligible retired employees that have fulfilled specific age and service requirements. The Company monitors the cost of these plans and reserves the right to make additional changes or terminate these benefits in the future. The plans contain requirements for retiree contributions generally based on years of service as well as other cost sharing features such as deductibles and copayments. The Company's plans are not funded; claims are paid as incurred.

                             BRUNSWICK CORPORATION

  Net periodic postretirement benefit cost of continuing operations for 1996, 1995 and 1994 included the following components:

                                                              1996  1995  1994
                                                              ----  ----  ----
                                                              (IN MILLIONS)
      Service cost-benefits attributed to service during the
       period................................................ $1.7  $1.2  $1.5
      Interest cost on accumulated postretirement benefit
       obligation............................................  4.0   4.3   4.2
      Net amortization and deferral.......................... (0.7) (1.0) (0.4)
                                                              ----  ----  ----
      Net periodic postretirement benefit cost............... $5.0  $4.5  $5.3
                                                              ====  ====  ====

  The postretirement benefit amounts recognized in the Company's balance sheets at December 31 were as follows:

                                                                     1996  1995
                                                                     ----- -----
                                                                         (IN
                                                                      MILLIONS)
      Accumulated postretirement benefit obligation:
        Retirees.................................................... $33.9 $40.9
        Fully eligible active plan participants.....................   5.7   6.5
        Other active plan participants..............................  28.5  29.3
                                                                     ----- -----
          Total.....................................................  68.1  76.7
      Unrecognized prior service cost...............................   3.1   2.4
      Unrecognized net gains........................................  14.7   6.9
                                                                     ----- -----
      Postretirement liability recognized in financial statements... $85.9 $86.0
                                                                     ===== =====

  The accumulated postretirement benefit obligation was determined using weighted average discount rates of 7.75% in 1996 and 7.25% in 1995, and an assumed compensation increase of 5.5% in 1996 and 1995. The health care cost trend rates were assumed to be 9% and 6% in 1997 for pre-65 and post-65 benefits, respectively, gradually declining to 5% after five years and one year, respectively, and remaining at that level thereafter. The health care cost trend rates were assumed to be 9.7% and 7% in 1996 for pre-65 and post-65 benefits, respectively, gradually declining to 5% after six years and two years, respectively, and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $8.6 million at December 31, 1996 and the net periodic cost by $1.1 million for the year then ended.

  The Company also provides postemployment benefits to qualified former or inactive employees. The liability for these benefits has been recognized in the financial statements. The cost of providing these benefits is not material. The Company does not fund these benefits and has the right to modify these plans in the future.

12. INCOME TAXES

  The sources of earnings before income taxes are presented as follows:

                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN MILLIONS)
      United States....................................... $284.9 $195.8 $188.5
      Foreign.............................................    5.4   11.0    6.8
                                                           ------ ------ ------
      Earnings before income taxes........................ $290.3 $206.8 $195.3
                                                           ====== ====== ======

                             BRUNSWICK CORPORATION

  The income tax provision (benefit) consisted of the following:

                                                             1996  1995   1994
                                                            ------ -----  -----
                                                              (IN MILLIONS)
      CURRENT TAX EXPENSE
        U.S. Federal....................................... $ 73.4 $56.4  $47.3
        State and local....................................    3.4   8.5    2.4
        Foreign............................................    8.8   7.7    8.4
                                                            ------ -----  -----
          Total current....................................   85.6  72.6   58.1
                                                            ------ -----  -----
      DEFERRED TAX EXPENSE
        U.S. Federal.......................................   11.1   2.0    4.2
        State and local....................................    6.9  (2.4)   6.6
        Foreign............................................    0.9   1.0   (0.7)
                                                            ------ -----  -----
          Total deferred...................................   18.9   0.6   10.1
                                                            ------ -----  -----
          Total provision.................................. $104.5 $73.2  $68.2
                                                            ====== =====  =====

  Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                              1996    1995
                                                             ------  ------
                                                               (IN MILLIONS)
      DEFERRED TAX ASSETS
        Litigation and claims............................... $ 14.2  $ 18.3
        Product warranty....................................   37.2    36.9
        Dealer allowance and discounts......................   16.5    15.2
        Bad debts...........................................    9.3     9.5
        Sales of businesses.................................   10.2    16.1
        Insurance reserves..................................   31.3    28.9
        Restructuring.......................................    9.0    13.5
        Loss carryforwards and carrybacks...................   12.3    14.4
        Compensation and benefits...........................   10.7     8.9
        Other...............................................   34.0    45.3
        Valuation allowance.................................   (0.3)   (3.2)
                                                             ------  ------
          Total deferred tax assets......................... $184.4  $203.8
                                                             ======  ======
      DEFERRED TAX LIABILITIES (ASSETS)
        Depreciation and amortization....................... $ 28.7  $ 32.6
        Postretirement and postemployment benefits..........  (24.2)  (22.1)
        Other assets and investments........................   87.7    84.7
        Other...............................................   63.4    62.6
                                                             ------  ------
          Total deferred tax liabilities.................... $155.6  $157.8
                                                             ======  ======

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

                             BRUNSWICK CORPORATION

  The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

                                                            1996   1995   1994
                                                           ------  -----  -----
                                                             (IN MILLIONS)
      Income tax provision at 35%........................  $101.6  $72.4  $68.4
      State and local income taxes, net of Federal income
       tax effect........................................     6.7    4.0    5.6
      Foreign sales corporation benefit..................    (2.5)  (1.7)  (1.5)
      Taxes related to foreign income, net of credits....     1.2    0.8   (2.3)
      Goodwill and other amortization....................     0.9    0.8    0.8
      Other..............................................    (3.4)  (3.1)  (2.8)
                                                           ------  -----  -----
      Actual income tax provision........................  $104.5  $73.2  $68.2
                                                           ======  =====  =====
      Effective tax rate.................................    36.0%  35.5%  35.0%
                                                           ======  =====  =====

  In December 1996, the Company received notification that the income allocation and tax basis of assets distributed from two partnership investments are being challenged by the IRS. Should the IRS prevail, it may result in a cash payment of up to approximately $60 million for taxes due plus accrued interest. The Company strongly disagrees with the IRS position and will vigorously contest it. Although the outcome cannot be predicted with certainty, it is not expected to have an unfavorable impact on the Company's results of operations.

  In January 1994, the Company reached an agreement with the U.S. Internal Revenue Service regarding the issue of deductibility of approximately $500 million of acquired intangible assets. Under the terms of the agreement, the IRS agreed to allow amortization deductions for virtually all of the acquired intangible assets, and the Company agreed to increase the amortizable lives of most of the acquired intangible assets.

  The revised lives for the acquired intangible assets resulted in an initial obligation by the Company to pay the IRS approximately $55 million representing taxes and interest, net of taxes for the years 1986 through 1993. This agreement had no impact on the Company's consolidated results of operations.

                             BRUNSWICK CORPORATION

13. CONSOLIDATED COMMON SHAREHOLDERS' EQUITY

                                                                          UNAMORTIZED
                                ADDITIONAL                    CUMULATIVE     ESOP
                         COMMON  PAID-IN   RETAINED TREASURY  TRANSLATION   EXPENSE
                         STOCK   CAPITAL   EARNINGS  STOCK    ADJUSTMENTS  AND OTHER   TOTAL
                         ------ ---------- -------- --------  ----------- ----------- --------
                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Balance, December 31,
 1993................... $75.5    $261.4    $648.5  $(102.7)     $ 7.9      $(86.2)   $  804.4
                         -----    ------    ------  -------      -----      ------    --------
1994
  Net earnings..........   --        --      129.0      --         --          --        129.0
  Dividends declared
   ($.44 per common
   share)...............   --        --      (42.0)     --         --          --        (42.0)
  Compensation plans and
   other................   --        0.1       --       4.4        --          5.9        10.4
  Deferred
   compensation--ESOP...   --        --        --       --         --          5.0         5.0
  Currency translation..   --        --        --       --         3.9         --          3.9
                         -----    ------    ------  -------      -----      ------    --------
Balance, December 31,
 1994................... $75.5    $261.5    $735.5  $ (98.3)     $11.8      $(75.3)   $  910.7
                         -----    ------    ------  -------      -----      ------    --------
1995
  Net earnings..........   --        --      127.2      --         --          --        127.2
  Dividends declared
   ($.50 per common
   share)...............   --        --      (47.9)     --         --          --        (47.9)
  Compensation plans and
   other................   --       (0.7)      --      13.3        --         (6.6)        6.0
  Deferred
   compensation--ESOP...   --        --        --       --         --          5.2         5.2
  Purchase of stock by
   pension plan master
   trust................   1.4      38.6       --       --         --          --         40.0
  Currency translation..   --        --        --       --         1.9         --          1.9
                         -----    ------    ------  -------      -----      ------    --------
Balance, December 31,
 1995................... $76.9    $299.4    $814.8  $ (85.0)     $13.7      $(76.7)   $1,043.1
                         -----    ------    ------  -------      -----      ------    --------
1996
  Net earnings..........   --        --      185.8      --         --          --        185.8
  Dividends declared
   ($.50 per common
   share)...............   --        --      (49.3)     --         --          --        (49.3)
  Compensation plans and
   other................   --        2.6       --       9.6        --          2.5        14.7
  Deferred
   compensation--ESOP...   --        --        --       --         --          5.9         5.9
  Currency translation..   --        --        --       --        (2.5)        --         (2.5)
                         -----    ------    ------  -------      -----      ------    --------
Balance, December 31,
 1996................... $76.9    $302.0    $951.3  $ (75.4)     $11.2      $(68.3)   $1,197.7
                         =====    ======    ======  =======      =====      ======    ========

  At December 31, 1996, 1995 and 1994, the Company had no preferred stock outstanding (Authorized: 12.5 million shares, $.75 par value at December 31, 1996).

                             BRUNSWICK CORPORATION

  Common and treasury stock activities were as follows:

                                                                 COMMON TREASURY
                                                                 STOCK   STOCK
                                                                 ------ --------
                                                                   (SHARES IN
                                                                    MILLIONS)
      Balance, December 31, 1993................................ 100.7    (5.4)
                                                                 -----    ----
      1994
        Compensation plans and other............................   --      0.2
                                                                 -----    ----
      Balance, December 31, 1994................................ 100.7    (5.2)
                                                                 -----    ----
      1995
        Compensation plans and other............................   --      0.6
        Purchase of stock by pension plan master trust..........   1.8     --
                                                                 -----    ----
      Balance, December 31, 1995................................ 102.5    (4.6)
                                                                 -----    ----
      1996
        Compensation plans and other............................   --      0.5
                                                                 -----    ----
      Balance, December 31, 1996................................ 102.5    (4.1)
                                                                 =====    ====

14. LEASES

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

  Rent expense consisted of the following:

                                                            1996   1995   1994
                                                            -----  -----  -----
                                                              (IN MILLIONS)
      Basic expense........................................ $29.6  $21.5  $21.1
      Contingent expense...................................   0.4    0.5    0.5
      Sublease income......................................  (1.1)  (1.9)  (1.7)
                                                            -----  -----  -----
      Rent expense, net.................................... $28.9  $20.1  $19.9
                                                            =====  =====  =====

  Future minimum rental payments at December 31, 1996, under agreements classified as operating leases with noncancelable terms in excess of one year, are as follows:

      (IN MILLIONS)
      -------------
      1997................................................................  $17.1
      1998................................................................   16.5
      1999................................................................   14.0
      2000................................................................   12.6
      2001................................................................    9.6
      Thereafter..........................................................   13.7
                                                                            -----
          Total (not reduced by minimum sublease rentals of $1.4 million).  $83.5
                                                                            =====

                             BRUNSWICK CORPORATION

15. PREFERRED SHARE PURCHASE RIGHTS

  In February 1996, the Board of Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of the Company's common stock. Under certain conditions, each holder of Rights may purchase one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $85 for each Right held. The Rights expire on April 1, 2006.

  The Rights become exercisable at the earlier of (1) a public announcement that a person or group acquired or obtained the right to acquire 15% or more of the Company's common stock or (2) fifteen days (or such later time as determined by the Board of Directors) after commencement or public announcement of an offer for more than 15% of the Company's common stock. After a person or group acquires 15% or more of the common stock of the Company, other shareholders may purchase additional shares of the Company at fifty percent of the current market price. These Rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors.

  The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $.01 per Right at any time prior to a person's or group's acquisition of 15% or more of the Company's common stock. A Right also will be issued with each share of the Company's common stock that becomes outstanding prior to the time the Rights become exercisable or expire.

  In the event that the Company is acquired in a merger or other business combination transaction, provision will be made so that each holder of Rights will be entitled to buy the number of shares of common stock of the surviving Company, which at the time of such transaction would have a market value of two times the exercise price of the Rights.

16. UNCONSOLIDATED AFFILIATES AND SUBSIDIARIES

  The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method.

  Summary financial information of the unconsolidated affiliates is presented below:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                           (IN MILLIONS)
      Net sales...................................... $ 489.5  $ 414.4  $ 392.3
                                                      -------  -------  -------
      Gross margin................................... $  83.8  $  62.9  $  80.4
                                                      -------  -------  -------
      Net earnings................................... $  32.1  $  17.8  $  26.0
                                                      -------  -------  -------
      Company's share of net earnings................ $  14.7  $  11.5  $  10.1
                                                      -------  -------  -------
      Current assets................................. $ 199.3  $ 200.1  $ 178.5
      Noncurrent assets..............................   153.0    123.5    114.2
                                                      -------  -------  -------
      Total assets...................................   352.3    323.6    292.7
      Current liabilities............................  (170.1)  (157.4)  (134.9)
      Noncurrent liabilities.........................   (27.7)   (17.8)   (27.2)
                                                      -------  -------  -------
      Net assets..................................... $ 154.5  $ 148.4  $ 130.6
                                                      =======  =======  =======

  The net sales of affiliates include an insignificant amount of sales to the Company.

                             BRUNSWICK CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


17. QUARTERLY DATA (UNAUDITED)

                                              QUARTER
                                  ----------------------------------
                                    1ST      2ND      3RD      4TH      YEAR
                                  -------  -------  -------  -------  --------
                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
1996
Net sales........................ $ 738.9  $ 858.3  $ 763.6  $ 799.5  $3,160.3
Gross margin.....................   214.9    256.4    207.5    196.5     875.3
                                  -------  -------  -------  -------  --------
Earnings from continuing
 operations...................... $  46.4  $  69.8  $  40.5  $  29.1  $  185.8
  Earnings (loss) from
   discontinued operations.......    (1.0)     1.0      --       --        --
                                  -------  -------  -------  -------  --------
  Net earnings................... $  45.4  $  70.8  $  40.5  $  29.1  $  185.8
                                  =======  =======  =======  =======  ========
EARNINGS (LOSS) PER COMMON SHARE
  Continuing operations.......... $   .47  $   .71  $   .41  $   .29  $   1.88
  Earnings (loss) from
   discontinued operations.......    (.01)     .01      --       --        --
                                  -------  -------  -------  -------  --------
Net earnings..................... $   .46  $   .72  $   .41  $   .29  $   1.88
                                  =======  =======  =======  =======  ========
Dividends declared............... $  .125  $  .125  $  .125  $  .125  $    .50
                                  =======  =======  =======  =======  ========
COMMON STOCK PRICE (NYSE)
  High........................... $24 5/8  $23 3/4  $24 5/8  $25 3/4  $ 25 3/4
  Low............................  21 1/4       20   18 1/8   23 1/2    18 1/8
1995
Net sales........................ $ 742.5  $803.7   $ 694.6  $ 665.5  $2,906.3
Gross margin.....................   209.0   237.3     188.6    172.2     807.1
                                  -------  -------  -------  -------  --------
Earnings from continuing
 operations...................... $  40.2  $  36.0  $  35.0  $  22.4  $  133.6
  Loss on disposition of
   Technical segment.............     --      (7.0)     --       --       (7.0)
  Earnings (loss) from
   discontinued operations.......     --       1.1     (0.3)    (0.2)      0.6
                                  -------  -------  -------  -------  --------
Net earnings..................... $  40.2  $  30.1  $  34.7  $  22.2  $  127.2
                                  =======  =======  =======  =======  ========
EARNINGS (LOSS) PER COMMON SHARE
  Continuing operations.......... $   .42  $   .37  $   .36  $   .23  $   1.38
  Loss on disposition of
   Technical segment.............     --      (.07)     --       --       (.07)
  Earnings from discontinued
   operations....................     --       .01      --       --        .01
                                  -------  -------  -------  -------  --------
Net earnings..................... $   .42  $   .31  $   .36  $   .23  $   1.32
                                  =======  =======  =======  =======  ========
Dividends declared............... $  .125  $  .125  $  .125  $  .125  $    .50
                                  =======  =======  =======  =======  ========
COMMON STOCK PRICE (NYSE)
  High........................... $ 21     $23 1/2  $21 3/8  $    24  $  24
  Low............................  18 7/8   16 3/8   16 7/8       19    16 3/8

  The 1996 and 1995 results have been restated to segregate the results of operations of the Company's divested freshwater fishing boat unit as discontinued operations. Second quarter net earnings in 1995 include after-tax restructuring charges of $24.4 million for losses on the divestitures of the golf club shaft business and Circus World Pizza operations in the Recreation segment and management transition expenses and the cost of an early retirement and selective separation program at the Company's corporate office.

18. SUBSEQUENT EVENT (UNAUDITED)

  On March 18, 1997, the Company received notification from the Federal Trade Commission that the investigation referenced in footnote 4 "Commitments and Contingencies" on page 26 had been concluded, with no action warranted by the Commission.

                             REPORT OF MANAGEMENT

  The financial data in this report, including the audited financial statements, have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and include some amounts that are based upon management's best estimates and judgments to present fairly the results of operations.

  The Company maintains accounting and related internal control systems which professional finance managers are responsible for implementing and overseeing. These systems are intended to provide reasonable assurance, at reasonable cost, that assets are safeguarded and to produce accurate financial records. A staff of corporate auditors periodically reviews these systems and controls and compliance therewith.

  The Audit and Finance Committee of the Board of Directors, comprised entirely of outside directors, meets regularly with the independent public accountants, management and internal auditors to review the results of their work and confirm that they are properly fulfilling their responsibilities.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Brunswick Corporation:

  We have audited the accompanying consolidated balance sheets of Brunswick Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Chicago, Illinois
January 29, 1997

                             BRUNSWICK CORPORATION

                           SIX-YEAR FINANCIAL SUMMARY

                           1996      1995      1994      1993      1992      1991
                         --------  --------  --------  --------  --------  --------
                            (IN MILLIONS, EXCEPT RATIOS AND PER SHARE DATA)
Results of Operations
 Data
  Net sales............. $3,160.3  $2,906.3  $2,592.0  $2,125.0  $1,980.5  $1,756.3
  Depreciation and
   amortization.........    129.7     118.0     118.0     116.0     113.8     123.0
  Restructuring charges.      --       40.0       --        --        --        --
  Operating earnings
   (loss)...............    304.8     218.3     206.9      98.7      80.4     (13.5)
  Earnings (loss) before
   income taxes.........    290.3     206.8     195.3      85.4      62.6     (35.5)
  Earnings (loss) from
   continuing operations
   before extraordinary
   item, cumulative
   effect of accounting
   changes and
   discontinued
   operations........... $  185.8  $  133.6  $  127.1  $   53.8  $   40.1  $  (31.9)
  Cumulative effect on
   prior years of
   changes in accounting
   principles...........      --        --        --      (14.6)    (38.3)      --
  Extraordinary loss
   from retirement of
   debt.................      --        --        --       (4.6)      --        --
  Discontinued
   operations
    Loss on disposition
     of Technical
     segment............      --       (7.0)      --      (12.2)    (26.0)      --
    Earnings (loss) from
     discontinued
     operations.........      --        0.6       1.9       0.7      (2.1)      8.2
                         --------  --------  --------  --------  --------  --------
      Net earnings
       (loss)........... $  185.8  $  127.2  $  129.0  $   23.1  $  (26.3) $  (23.7)
                         ========  ========  ========  ========  ========  ========
Per Common Share Data
  Earnings (loss) from
   continuing operations
   before extraordinary
   item, cumulative
   effect of accounting
   changes and
   discontinued
   operations........... $   1.88  $   1.38  $   1.33  $    .56  $    .43  $   (.36)
  Cumulative effect on
   prior years of
   changes in accounting
   principles...........      --        --        --       (.15)     (.41)      --
  Extraordinary loss
   from retirement of
   debt.................      --        --        --       (.05)      --        --
  Discontinued
   operations
    Loss on disposition
     of Technical
     segment............      --       (.07)      --       (.13)     (.28)      --
    Earnings (loss) from
     discontinued
     operations.........      --        .01       .02       .01      (.02)      .09
                         --------  --------  --------  --------  --------  --------
      Net earnings
       (loss)........... $   1.88  $   1.32  $   1.35  $    .24  $   (.28) $   (.27)
                         --------  --------  --------  --------  --------  --------
  Dividends declared.... $    .50  $    .50  $    .44  $    .44  $    .44  $    .33
  Dividends paid........      .50       .50       .44       .44       .44       .44
  Book value............    12.16     10.66      9.55      8.44      8.65      8.79
Balance Sheet Data
  Capital expenditures.. $  169.9  $  118.0  $  101.1  $   94.3  $   87.6  $   73.8
  Assets of continuing
   operations...........  2,802.4   2,310.6   2,048.3   1,922.0   1,829.4   1,721.9
  Debt
    Short-term.......... $  112.6  $    6.1  $    8.2  $   11.9  $   10.4  $    6.3
    Long-term...........    455.4     312.8     318.8     324.5     310.1     315.9
                         --------  --------  --------  --------  --------  --------
      Total debt........    568.0     318.9     327.0     336.4     320.5     322.2
  Common shareholders'
   equity...............  1,197.7   1,043.1     910.7     804.4     822.5     778.7
                         --------  --------  --------  --------  --------  --------
    Total
     capitalization..... $1,765.7  $1,362.0  $1,237.7  $1,140.8  $1,143.0  $1,100.9
                         ========  ========  ========  ========  ========  ========
Other Data
  Return on beginning
   shareholders' equity.     17.8%     14.7%     15.8%      6.5%      5.1%     (3.9)%
  Effective tax rate
   (benefit)............     36.0%     35.5%     35.0%     37.0%     36.0%    (10.1)%
  Debt-to-capitalization
   rate.................     32.2%     23.4%     26.4%     29.5%     28.0%     29.3%
Common Stock Price
 (NYSE)
  High.................. $ 25 3/4  $    24   $ 25 1/8  $ 18 1/2  $ 17 3/4  $ 16 1/8
  Low...................   18 1/8    16 3/8        17    12 1/2    12 1/4     8 3/4
  Close.................       24        24    18 7/8        18    16 1/4    13 7/8

  The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report dated January 29, 1997, included in this Form 10-K, into the Company's previously filed registration statements on Form S-8 (File No. 33-
4683), Form S-3 (File No. 33-61512), Form S-8 (File No. 33-55022), Form S-8
(File No. 33-56193), Form S-8 (File No. 33-61835), Form S-8 (File No. 33-
65217), Form S-8 (File No. 333-04289) and Form S-3 (File No. 333-9997).

                                          Arthur Andersen LLP

Chicago, Illinois
March 27, 1997

                             BRUNSWICK CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                     CHARGES
                                       TO
                          BALANCE AT PROFIT                                BALANCE
ALLOWANCES FOR POSSIBLE   BEGINNING    AND                                AT END OF
LOSSES ON RECEIVABLES     OF PERIOD   LOSS   WRITE-OFFS RECOVERIES OTHER   PERIOD
-----------------------   ---------- ------- ---------- ---------- -----  ---------
                                               (IN MILLIONS)
 1996...................    $16.9     $5.3     $(7.0)     $ 0.4    $ 1.6*   $17.2
                            =====     ====     =====      =====    =====    =====
 1995...................    $18.1     $5.1     $(6.4)     $ 0.4    $(0.3)   $16.9
                            =====     ====     =====      =====    =====    =====
 1994...................    $15.8     $5.9     $(4.3)     $ 1.1    $(0.4)   $18.1
                            =====     ====     =====      =====    =====    =====
--------
  * Includes $2.1 million relating to acquisitions

  This schedule reflects only the financial information of continuing operations.

DEFERRED TAX ASSET
VALUATION ALLOWANCE
-------------------
 1996...................    $ 3.2     $ --     $  --      $(2.9)   $  --    $ 0.3
                            =====     ====     =====      =====    =====    =====
 1995...................    $ 3.2     $ --     $  --      $  --    $  --    $ 3.2
                            =====     ====     =====      =====    =====    =====
 1994...................    $ 5.8     $ --     $  --      $(2.6)   $  --    $ 3.2
                            =====     ====     =====      =====    =====    =====

  This account reflects the adoption of SFAS No. 109, "Accounting for Income Taxes", which was adopted effective January 1, 1992. The Company utilized $2.6 million of foreign tax credits in 1994 and $2.9 million of capital loss carryforwards in 1996 to reduce income tax expense for the year.

  This schedule reflects only the financial information of continuing operations.

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number      Description
-------     -----------

    3.1     Restated Certificate of Incorporation of the Company filed as
            Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987 and hereby incorporated by reference.

    3.2 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

    3.3     By-Laws of the Company.

    4.1 Indenture dated as of March 15, 1987, between the Company and Continental Illinois National Bank and Trust Company of Chicago filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987 and hereby incorporated by reference.

    4.2 Officers' Certificate setting forth terms of the Company's $125,000,000 principal amount of 7-3/8% Debentures due September 1, 2023 filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for 1993 and hereby incorporated by reference.

    4.3 Form of the Company's $250,000,000 principal amount of 6.75% Notes due December 15, 2006 filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 1996 and hereby incorporated by reference.

    4.4 The Company's Agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission filed as Exhibit
            4.10 to the Company's Annual Report on Form 10-K for 1980 and hereby incorporated by reference.

    4.5 Rights Agreement dated as of February 5, 1996, between the Company and Harris Trust and Savings Bank filed as Exhibit 1 to the Company's Registration Statement for Preferred Share Purchase Rights on Form 8-A dated March 13, 1996 and hereby incorporated by reference.

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

    10.7* Amended and Restated Employment Agreement dated February 3, 1997 by and between the Company and Peter N. Larson.

    10.8* Employment Agreement dated December 1, 1995 by and between the Company and Peter B. Hamilton filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

    10.9*   Form of Employment Agreement by and between the Company and each of
            W. J. Barrington, K. J. Chieger, J. W. Dawson, F. J. Florjancic, Jr., P. B. Hamilton, D. D. Jones, R. S. O'Brien, V. J. Reich, J. A. Schenk, R. C. Steinway and K. B. Zeigler filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

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

    10.12* Supplemental Pension Plan filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989 and hereby incorporated by reference.

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

    10.14* Insurance policy issued by The Prudential Insurance Company of America insuring all of the Company's officers and certain other senior management employees for medical expenses filed as Exhibit
            10.23 to the Company's Annual Report on Form 10-K for 1980 and hereby incorporated by reference.

    10.15* Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, M. J. Callahan, J. P. Diesel, M. A. Fernandez, P. Harf, G. D. Kennedy, B. K. Koken, J. W. Lorsch, B. M. Musham, K. Roman and R. W. Schipke filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986 and hereby incorporated by reference.

    10.16* Indemnification Agreement dated September 16, 1986, by and between the Company and J. F. Reichert filed as Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986 and hereby incorporated by reference.

    10.17* Indemnification Agreement dated April 1, 1995 by and between the Company and P. N. Larson filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

    10.18* Form of Indemnification Agreement by and between the Company and each of W. J. Barrington, K. J. Chieger, J. W. Dawson, F. J. Florjancic, Jr., P. B. Hamilton, D. D. Jones, R. S. O'Brien, V. J. Reich, J. A. Schenk, R. C. Steinway, and K. B. Zeigler filed as

            Exhibit 19.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986 and hereby incorporated by reference.

    10.19* 1991 Stock Plan filed as Exhibit A to the Company's definitive Proxy Statement dated March 19, 1996 for the Annual Meeting of Stockholders on April 24, 1996 and hereby incorporated by reference.

    10.20* Change In Control Severance Plan filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for 1989 and hereby incorporated by reference.

    10.21* Brunswick Performance Plan for 1996 filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

    10.22*  Brunswick Performance Plan for 1997.

    10.23* Brunswick Strategic Incentive Plan for 1994-1996 and 1995-1997 filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for 1993 and hereby incorporated by reference.

    10.24*  Brunswick Strategic Incentive Plan for 1996-1997 filed as Exhibit
            10.24 to the Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

    10.25*  Brunswick Strategic Incentive Plan for 1997-1998.

    21.1    Subsidiaries of the Company.

    24.1    Power of Attorney.

    27.1    Financial Data Schedule