Form 10-Q
period 1997-03-31
BRUNSWICK CORP
filed 1997-05-15
CIK 14930

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


X Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1997


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

  Yes  X        No


At May 12, 1997, there were 99,076,397 shares of the Company's
Common Stock($.75 par value) outstanding.



              Part I- Financial Information

              Item I-Financial Statements

                 Brunswick Corporation
           Consolidated Statements of Income
          for the three months ended March 31
      (dollars in millions, except per share data)


                                                            1997        1996
                                                        (unaudited)
Net sales                                                     841.6       738.9
Cost of sales                                                 601.0       524.0
Selling, general and administrative                           147.2       138.3
    Operating earnings                                         93.4        76.6
Interest expense                                              (11.1)       (8.1)
Other income and expense                                        2.8         6.3
    Earnings before income taxes                               85.1        74.8
Income tax provision                                           32.4        28.4
    Earnings from continuing operations                        52.7        46.4
Loss from discontinued operations                               0.0        (1.0)

    Net earnings                                               52.7        45.4

Earnings (loss) per common share
Continuing operations                                          0.53        0.47
Loss from discontinued operations                              0.00       (0.01)

    Net earnings per common share                              0.53        0.46

Cash dividends declared per common share                      0.125       0.125

Average shares used for computation of
  earnings per share                                           99.7        98.6

The notes are an integral part of these
  consolidated statements.


                    Brunswick Corporation
                 Consolidated Balance Sheets
          As of March 31, 1997 and December 31, 1996
               (in millions, except share data)


                                                               March 31,    December 31,
                                                                  1997          1996
                                                              (unaudited)
Assets
Current assets
  Cash and cash equivalents, at cost,
    which approximates market                                       123.9           238.5
  Marketable securities                                               0.0             3.6
  Accounts and notes receivable,
    less allowances of $18.6 and $17.2                              459.3           326.9
  Inventories
    Finished goods                                                  286.7           225.3
    Work-in-process                                                 146.6           137.2
    Raw materials                                                    97.2            82.4
      Net inventories                                               530.5           444.9
  Prepaid income taxes                                              189.9           184.4
  Prepaid expenses                                                   35.9            33.6
  Income tax refund receivable                                        0.0             9.9
       Current assets                                             1,339.5         1,241.8

Property
  Land                                                               67.0            65.0
  Buildings                                                         409.0           404.6
  Equipment                                                         813.9           752.7
      Total land, buildings and equipment                         1,289.9         1,222.3
  Accumulated depreciation                                         (647.3)         (620.5)
      Net land, buildings and equipment                             642.6           601.8
  Unamortized product tooling costs                                  84.9            83.6
      Net property                                                  727.5           685.4

Other assets
  Unrestricted cash held for
    acquisition of Igloo Holdings, Inc.                               0.0           143.0
  Goodwill                                                          438.8           352.4
  Other intangibles                                                 131.2           137.9
  Investments                                                        85.4            87.5
  Other long-term assets                                            155.8           154.4
      Other assets                                                  811.2           875.2

Total Assets                                                      2,878.2         2,802.4

Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including
    current maturities of long-term debt                            115.3           112.6
  Accounts payable                                                  215.2           202.4
  Accrued expenses                                                  506.3           516.1
  Income taxes payable                                               30.5             0.0
      Current liabilities                                           867.3           831.1

Long-term debt
  Notes, mortgages and debentures                                   455.5           455.4

Deferred items
  Income taxes                                                      141.6           155.6
  Postretirement and postemployment benefits                        133.6           131.7
  Compensation and other                                             36.0            30.9
      Deferred items                                                311.2           318.2

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,537,692 shares                       76.9            76.9
  Additional paid-in capital                                        303.9           302.0
  Retained earnings                                                 991.7           951.3
  Treasury stock, at cost:
    3,560,334 shares and 4,071,644 shares                           (65.6)          (75.4)
  Cumulative translation adjustments                                  5.9            11.2
  Unamortized ESOP expense and other                                (68.6)          (68.3)
      Common shareholders' equity                                 1,244.2         1,197.7

Total liabilities and shareholders' equity                        2,878.2         2,802.4


The notes are an integral part of these consolidated statements.

                     Brunswick Corporation
             Consolidated Statements Of Cash Flows
              for the three months ended March 31
                     (dollars in millions)



                                                                  1997        1996
                                                              (unaudited)

Cash flows from operating activities
  Net earnings                                                       52.7        45.4
  Depreciation and amortization                                      37.1        29.2
  Changes in noncash current assets and current
    liabilities of continuing operations                           (197.2)     (159.5)
  Income taxes                                                       30.2        45.1
  Other, net                                                         13.5        (0.1)
     Net cash used for operating activities                         (63.7)      (39.9)

Cash flows from investing activities
  Acquisitions of businesses                                       (151.6)     (127.3)
  Unrestricted cash held for Igloo acquisition                      143.0         0.0
  Capital expenditures                                              (32.7)      (24.0)
  Payments advanced for long-term
    supply arrangements                                               0.0       (20.8)
  Other, net                                                          0.0         4.0
     Net cash used for investing activities                         (41.3)     (168.1)

Cash flows from financing activities
  Cash dividends paid                                               (12.3)      (12.3)
  Other, net                                                          2.7         0.0
     Net cash used for financing activities                          (9.6)      (12.3)

Net decrease in cash and cash equivalents                          (114.6)     (220.3)
Cash and cash equivalents at January 1                              238.5       344.3

Cash and cash equivalents at March 31                               123.9       124.0

Supplemental cash flow disclosures:
  Interest paid                                                      10.6         7.2
  Income tax refunds received, net                                    2.6        21.2


  The notes are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
March 31, 1997, December 31, 1996 and March 31, 1996
(unaudited)

Note 1 - Accounting Policies

This financial data has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures, normally included in financial statements and footnotes prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Brunswick Corporation (the "Company") believes that the disclosures in these statements are adequate to make the information presented not misleading. The results of operations and net assets of the Company's divested freshwater fishing boat operations that comprised substantially all of the assets of the Fishing Boats Division have been reported as discontinued operations. Previously reported amounts have been restated to conform with this presentation. Additionally, certain amounts on the December 31, 1996, balance sheet have been reclassified to conform with the current period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter ended March 31, 1997 and 1996. The 1997 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Note 2 - Acquisitions

On January 3, 1997, the Company acquired the stock of Igloo
Holdings, Inc. for $143.0 million in cash.  On March 7, 1997, the
Company acquired the assets of the Hoppe's line of hunting accessories from Penguin Industries, Inc.

These operations have been included as part of the Brunswick Outdoor Recreation Group of the Recreation segment. These acquisitions were accounted for as purchases and have been recorded using preliminary valuations of the opening balance sheets. Goodwill arising from these acquisitions will be amortized using the straight-line method over 40 years. The operating results of each acquisition are included in the Company's results of operations since the date of acquisition.

In January 1997, the Company received an $8.2 million payment from Roadmaster Industries, Inc. in settlement of the final purchase price adjustment on the bicycle business purchased in September 1996, which reduces the final cash consideration paid for the business to $190.2 million.

On April 28, 1997, the Company purchased for approximately $22.0 million the inventory and trademarks of the Mongoose bicycle and parts business of Bell Sports Corp. and a three-year option to acquire up to 600,000 shares of Bell common stock for $7.50 per share.

Note 3 - Debt

On April 1, 1997, the Company retired $100.0 million of 8.125 percent notes that matured.

Note 4 - Litigation

There have been no significant changes in the status of the items set forth in Note 4: "Commitments and Contingencies," in the 1996
Annual Report to Shareholders and also in Note 18: "Subsequent
Event," in the 1996 Annual Report on Form 10-K.

Note 5 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarters ended
March 31, 1997 and 1996 (in millions):

                         Quarter ended March 31,
                     1997                        1996
                Net       Operating       Net       Operating
               Sales      Earnings       Sales      Earnings

Marine       $  568.6     $   67.0     $  546.5     $  64.3
Recreation      273.0         36.8        192.4        21.7
Corporate           -        (10.4)           -        (9.4)

Consolidated $  841.6     $   93.4     $  738.9     $  76.6

Item 2. - Management's Discussion and Analysis

Overview

The Company's financial results in the first quarter of 1997 continue to reflect the favorable impact of strategic initiatives, which include increasing the contribution of active recreation businesses through acquisitions, expanding existing brands through effective marketing programs and product innovations, and managing costs to improve operating margins.

There were several acquisitions that affected the comparison of the Company's first quarter 1997 results to the prior year.
These acquisitions include American Camper acquired on March 8, 1996; Boston Whaler, manufacturer of offshore fishing boats, acquired on May 31, 1996; Roadmaster Bicycles acquired on September 6, 1996; and Igloo Holdings, Inc., maker of coolers and thermoelectric products, acquired on January 3, 1997.

The Company also further advanced its strategy to increase the scope of its active recreation businesses by acquiring the Hoppe's line of hunting accessories from Penguin Industries, Inc.
on March 7, 1997. On April 28, 1997, the Company acquired the inventory and trademarks of the Mongoose bicycle and parts business of Bell Sports Corp.

Other Matters - Results for the first quarter of 1996 have been restated to account for the Company's divested freshwater fishing boat units as discontinued operations.

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128 (SFAS No. 128), "Earnings per Share."   SFAS
No. 128 replaces the presentation of primary earnings per share with basic earnings per share, which excludes the dilutive effect of common stock equivalents. The Company's basic earnings per share are not expected to be materially different from primary earnings per share.

On March 18, 1997, the Company received notification from the Federal Trade Commission that the investigation referenced in
Note 4: "Commitments and Contingencies" of the Company's 1996 Annual Report to Shareholders and Note 18: "Subsequent Event" in the 1996 Annual Report on Form 10-K had been concluded, with no action warranted by the Commission.

Results of Operations

Consolidated

The following table sets forth certain ratios and relationships calculated from the consolidated statements of income for the quarters ended March 31:

                                       1997          1996
 Percentage increase(decrease) in (1)
    Net sales                          13.9%         (0.5)%
    Operating earnings                 21.9%          4.1%
    Earnings from
     continuing operations             13.6%         15.4%
    Earnings per share from
          continuing operations        12.8%         11.9%
 Expressed as a percentage
    of net sales
    Gross margin                       28.6%         29.1%
    Selling, general and
     administrative expense            17.5%         18.7%
    Operating margin                   11.1%         10.4%

 (1) as compared to the prior year

Sales increased by $102.7 million to $841.6 million in the first quarter of 1997 compared with $738.9 million in 1996. In 1997, the Marine segment recorded a sales increase of $22.1 million, and the Recreation segment added $80.6 million. These increases primarily reflect the effect of revenues from the companies acquired in 1996 and 1997, growth in sales of higher-priced large boats and continued strong demand for bowling capital equipment in East Asian markets.

The Company's gross margin percentage decreased slightly from last year, as benefits from productivity enhancements and product innovations were offset by new product start-up costs and product line mix. Selling, general and administrative expenses as a percent of sales decreased to 17.5 percent in the first quarter of 1997 from 18.7 percent in the first quarter of 1996 as a result of effective cost management designed to keep the growth in costs at rates below the growth in revenues. This relationship resulted in operating margin improvement in the first quarter of 1997 of 0.7 points to 11.1 percent compared to 1996.

In the first quarter of 1997, a 21.9 percent increase in operating earnings was achieved, while earnings from continuing operations increased 13.6 percent to $52.7 million. Interest expense increased $3.0 million, or 37 percent, in the first quarter of 1997 compared with 1996 due to increased debt levels related to the funding of acquisitions.

The Company's effective tax rate remained consistent at 38.0 percent in the first quarter of 1997 versus 1996. Earnings per share from continuing operations increased 12.8 percent to $0.53 in the first quarter of 1997 from $0.47 in 1996.

Marine Segment

The following table sets forth Marine segment results for the quarters ended March 31:

   (Dollars in millions)             1997          1996
   Net sales                       $568.6        $546.5
   Percentage increase (1)            4.0%          0.5%
   Operating earnings              $ 67.0        $ 64.3
   Percentage increase (1)            4.2%          5.8%
   Operating margin                  11.8%         11.8%
   Capital expenditures            $ 19.3        $ 17.3

   (1) as compared to the prior year

The Marine segment posted a sales gain of four percent as a result of successful marketing programs and an improved product mix.

Operating earnings for the segment were $67.0 million in the first quarter of 1997, compared with $64.3 million in the same period last year. Operating margins remained flat at 11.8 percent as benefits of cost management actions were offset by costs associated with new product introductions and increased marketing expenses.

Recreation Segment

The following table sets forth Recreation segment results for the quarters ended March 31:

   (Dollars in millions)               1997          1996
   Net sales                         $273.0        $192.4
   Percentage increase(decrease)(1)    41.9%         (3.1)%
   Operating earnings                $ 36.8        $ 21.7
   Percentage increase(decrease)(1)    69.6%         (9.2)%
   Operating margin                    13.5%         11.3%
   Capital expenditures              $ 12.6        $  7.6

   (1) as compared to the prior year

In 1997, Recreation segment sales increased 41.9 percent to $273.0 million while operating earnings increased 69.6 percent to $36.8 million. These gains reflect the contribution of the aforementioned businesses acquired in 1996 and 1997 and increased shipments of bowling capital equipment into rapidly growing East Asian markets.

Operating margins for the segment were 13.5 percent during the first quarter of 1997, an increase of 2.2 points from 11.3 percent in 1996, reflecting the benefits of higher bowling capital equipment sales, ongoing cost management and acquisition integration actions.

Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

Cash and cash equivalents totalled $123.9 million at March 31, 1997, down $114.6 million from the end of 1996.

Cash used for operating activities totalled $63.7 million in 1997, up from $39.9 million in 1996. The primary components of cash used for operating activities include the Company's net earnings adjusted for noncash expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels. The increase in cash used for operating activities between 1996 and 1997 is due to the requirements for seasonal noncash working capital by the newly acquired businesses, partially offset by stronger operating results.

During the first quarter of 1997, the Company invested $32.7 million in capital expenditures, compared with $24.0 million in 1996. The $8.7 million increase between 1997 and 1996 reflects the Company's continued emphasis on investing to achieve improved production efficiencies and product quality, growth from new products and expansion of existing product lines. Management anticipates that 1997 capital expenditures could approach $200.0 million, principally for new product introductions and productivity.

Investments in acquisitions of businesses totalled $151.6 million in the first quarter of 1997. The $143.0 million of cash paid to acquire Igloo Holdings, Inc. was classified as unrestricted cash held for acquisition of Igloo Holdings, Inc. and excluded from cash and cash equivalents on the December 31, 1996 balance sheet.

Total debt at March 31, 1997 was $570.8 million versus $568.0 million at the end of 1996, with debt-to-capitalization ratios at those dates of 31.4 percent and 32.2 percent, respectively. On April 1, 1997, the Company used cash to retire $100.0 million of
8.125 percent notes maturing on that date. Excluding this $100.0 million of debt, the debt-to-capitalization ratio would have been
27.5 percent at March 31, 1997.

The Company has substantial financial flexibility and access to the capital markets stemming from its strong balance sheet, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company has $400.0 million available under a long-term line of credit with a group of banks and $350.0 million under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

The Company uses its cash balances and other sources of liquidity to invest in its current businesses to promote innovation and new product lines, and to acquire complementary businesses. These investments, along with other actions taken to improve the profit margins of current businesses, are designed to continue improvement in the Company's financial performance and enhance shareholder value.

Forward Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Law. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, adverse weather conditions retarding sales; inventory adjustments by major retailers; competitive pricing pressures; success of planned acquisitions; marketing and cost-management programs and shifts in market demand.

PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        At the April 23, 1997, Annual Meeting of Shareholders of the Company (the "1997 Annual Meeting"), Messrs. Michael
        J. Callahan, Manuel A. Fernandez, and Roger W. Schipke and Ms. Rebecca P. Mark, were elected directors of the Company for terms expiring at the 2000 Annual Meeting, and Mr. George D. Kennedy was elected director of the Company for a term expiring at the 1998 Annual Meeting. The numbers of shares voted with respect to these directors were:

        Nominees                      For                  Withheld

        Michael J. Callahan        89,347,165              1,229,572
        Manuel A. Fernandez        89,315,751              1,260,986
        George D. Kennedy          88,824,672              1,752,065
        Rebecca P. Mark            89,317,852              1,258,885
        Roger W. Schipke           89,346,601              1,230,136

        At the 1997 Annual Meeting the Board of Directors' appointment of Arthur Andersen LLP as auditors for the Company and its subsidiaries for the year 1997 was ratified pursuant to the following vote:

                                        Number of Shares

               For                         90,183,981
               Against                        202,969
               Abstain                        189,787

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             3.  By-Laws of the Company.

        (b)  Reports on Form 8-K.

             The Company filed no reports on Form 8-K during the three months ended March 31, 1997.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BRUNSWICK CORPORATION

May 14, 1997             By:/s/ Victoria J. Reich
                                Victoria J. Reich,
                                Vice President and Controller*

*Ms. Reich is signing this report both as a duly authorized officer and as the principal accounting officer.

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


                                          ARTICLE III

                                           DIRECTORS

    Section 1. The number of directors shall be twelve, but the number of directors may, from time to time, be altered by amendment of these by-laws in accordance with the certificate of incorporation.

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

                                  AUDIT AND FINANCE COMMITTEE

    Section 10. (a) The board of directors of the corporation at the annual or any regular or special meeting shall, by resolution adopted by a majority of the whole board, designate three or more independent directors to constitute an audit and finance committee and appoint one of the directors so designated as the chairman of the audit and finance committee. Membership on the audit and finance committee shall be restricted to those directors who are independent of the management of the corporation and are free from any relationship that, in the opinion of the corporation's board of directors, would interfere with the exercise of independent judgment as a member of the committee. Vacancies in the committee may be filled at any meeting of the board of directors. Each member of the committee shall hold office until his successor shall have been duly elected, or until his death, or until he shall resign or shall have been removed from the audit and finance committee by the board or shall cease to be a director. Any member of the audit and finance committee may be removed from the committee by resolution adopted by a majority of the whole board of directors whenever in its judgment (1) such person is no longer an independent director or free from any relationship with the corporation or any of its officers prohibited by this section, or (2) the best interests of the corporation would be served thereby. The compensation, if any, of members of the committee shall be established by resolution of the board of directors.

    (b) The audit and finance committee shall be responsible for recommending to the board of directors the appointment or discharge of independent auditors, reviewing with management and the independent auditors the terms of engagement of independent auditors, including the fees, scope and timing of the audit and any other services rendered by such independent auditors; reviewing with independent auditors and management the corporation's policies and procedures with respect to internal auditing, accounting and financial controls, and dissemination of financial information; reviewing with management, the independent auditors and the internal auditors, the corporation's financial statements, audit results and reports and the recommendations made by the auditors with respect to changes in accounting procedures and internal controls; reviewing the results of studies of the corporation's system of internal accounting controls; and performing any other duties or functions deemed appropriate by the board of directors. The committee shall have such powers and rights as may be necessary or desirable to fulfill these responsibilities including, the power and right to consult with legal counsel and to rely upon the opinion of such legal counsel. The audit and finance committee is authorized to communicate directly with the corporation's financial officers and employees, internal auditors and independent auditors on such matters as it deems desirable and to have the internal auditors and independent auditors perform such additional procedures as it deems appropriate. The audit and finance committee shall periodically report to the board of directors on its activities.



    (c) Minutes of all meetings of the audit and finance committee shall be submitted to the board of directors of the corporation. The minute books of the committee shall at all times be open to the inspection of any director.

    (d) The audit and finance committee shall meet at the call of its chairman or any two members of the committee.
Two members of the audit and finance committee shall constitute a quorum for the transaction of business and the act of a majority of those present, but no less than two members, shall constitute the act of the committee.


                           HUMAN RESOURCE AND COMPENSATION COMMITTEE

    Section 11. (a) The board of directors of the corporation at the annual or any regular or special meeting shall, by resolution adopted by a majority of the whole board, designate three or more directors to constitute a human resource and compensation committee and appoint one of the directors so designated as the chairman of the human resource and compensation committee. Membership on the human resource and compensation committee shall be restricted to disinterested persons which for this purpose shall mean any director, who, during the time he is a member of the human resource and compensation committee is not eligible, and has not at any time within one year prior thereto been eligible, for selection to participate in any of the compensation plans administered by the human resource and compensation committee. Vacancies in the committee may be filled at any meeting of the board of directors. Each member of the committee shall hold office until his successor shall have been duly elected, or until his death or resignation, or until he shall have been removed from the committee by the board of directors, or until he shall cease to be a director or a disinterested person. Any member of the human resource and compensation committee may be removed by resolution adopted by a majority of the whole board of directors whenever in its judgment the best interests of the corporation would be served thereby. A majority of the human resource and compensation committee shall constitute a quorum and an act of the majority of the members present at any meeting at which a quorum is present, or an act approved in writing by each of the members of the committee without a meeting, shall be the act of the human resource and compensation committee.

    (b) The human resource and compensation committee shall administer the Brunswick Performance Plan, Strategic Incentive Plan, 1991 Stock Plan, and Supplemental Pension Plan. The human resource and compensation committee shall have the power and authority vested in it by any plan of the corporation which the committee administers. The human resource and compensation committee shall from time to time recommend to the board of directors the compensation of the officers of the corporation except for assistant officers whose compensation shall be fixed by the officers of the corporation.



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


                                       OTHER COMMITTEES

    Section 13. The board of directors may from time to time create and appoint such committees in addition to the executive, audit and finance, human resource and compensation and corporate governance committees as it deems desirable. Each additional committee shall bear such designation, shall have such powers and shall perform such duties, not inconsistent with these by-laws or with law, as may be assigned to it by the board of directors; provided that no such additional committee may exercise the powers of the board of directors in the management of the business and affairs of the corporation except such as shall be expressly delegated to it. The board of directors shall have the power to change the members of any such additional committee at any time, to fill vacancies, and to discharge any such additional committee at any time. The compensation, if any, of members of any such committee shall be established by resolution of the board of directors.


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