Form 10-Q
period 1997-06-30
BRUNSWICK CORP
filed 1997-07-30
CIK 14930

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1997


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

  Yes  X        No


At July 24, 1997, there were 99,310,510 shares of the Company's Common Stock ($.75 par value) outstanding.


             Part I- Financial Information

              Item I-Financial Statements

                 Brunswick Corporation
           Consolidated Statements of Income
             for the periods ended June 30
      (dollars in millions, except per share data)

                                                                  Quarter                    Six months
                                                               ended June 30               ended June 30
                                                             1997          1996          1997          1996
                                                                             (unaudited)
Net sales                                                     1,008.2         858.3       1,849.8       1,597.2
Cost of sales                                                   706.0         601.9       1,307.0       1,125.9
Selling, general and administrative                             164.2         143.1         311.4         281.4
    Operating earnings                                          138.0         113.3         231.4         189.9
Interest expense                                                (10.3)         (7.9)        (21.4)        (16.0)
Other income and expense                                          4.1           5.7           6.9          12.0
    Earnings before income taxes                                131.8         111.1         216.9         185.9
Income tax provision                                             48.9          41.3          81.3          69.7
    Earnings from continuing operations                          82.9          69.8         135.6         116.2
Earnings from discontinued operations                             0.0           1.0           0.0           0.0

    Net earnings                                                 82.9          70.8         135.6         116.2

Earnings per common share
Continuing operations                                            0.83          0.71          1.36          1.18
Earnings from discontinued operations                            0.00          0.01          0.00          0.00

    Net earnings per common share                                0.83          0.72          1.36          1.18

Cash dividends declared per common share                        0.125         0.125          0.25          0.25

Average shares used for computation of
  earnings per share                                            100.2          98.7          99.9          98.6

The notes are an integral part of these consolidated statements.

                                  Brunswick Corporation
                               Consolidated Balance Sheets
                        As of June 30, 1997 and December 31, 1996
                             (in millions, except share data)


                                                                                             June 30,      December 31,
                                                                                               1997            1996
                                                                                            (unaudited)
Assets
Current assets
  Cash and cash equivalents, at cost, which approximates market                                    110.8           238.5
  Marketable securities                                                                              0.0             3.6
  Accounts and notes receivable, less allowances of $18.5 and $17.2                                509.4           326.9
  Inventories
    Finished goods                                                                                 292.8           225.3
    Work-in-process                                                                                149.7           137.2
    Raw materials                                                                                   92.9            82.4
      Net inventories                                                                              535.4           444.9
  Prepaid income taxes                                                                             192.2           184.4
  Prepaid expenses                                                                                  32.7            33.6
  Income tax refund receivable                                                                       0.0             9.9
       Current assets                                                                            1,380.5         1,241.8

Property
  Land                                                                                              69.5            65.0
  Buildings                                                                                        411.3           404.6
  Equipment                                                                                        797.6           752.7
      Total land, buildings and equipment                                                        1,278.4         1,222.3
  Accumulated depreciation                                                                        (636.7)         (620.5)
      Net land, buildings and equipment                                                            641.7           601.8
  Unamortized product tooling costs                                                                 97.0            83.6
      Net property                                                                                 738.7           685.4

Other assets
  Unrestricted cash held for acquisition of Igloo Holdings, Inc.                                     0.0           143.0
  Goodwill                                                                                         437.5           352.4
  Other intangibles                                                                                126.0           137.9
  Investments                                                                                       89.1            87.5
  Other long-term assets                                                                           158.7           154.4
      Other assets                                                                                 811.3           875.2

Total assets                                                                                     2,930.5         2,802.4




Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including current maturities of long-term debt
  Accounts payable                                                                                  67.7           112.6
  Accrued expenses                                                                                 244.4           202.4
  Income taxes payable                                                                             504.5           516.1
      Current liabilities                                                                           21.3             0.0
                                                                                                   837.9           831.1
Long-term debt
  Notes, mortgages and debentures
                                                                                                   458.6           455.4
Deferred items
  Income taxes
  Postretirement and postemployment benefits                                                       137.4           155.6
  Compensation and other                                                                           134.6           131.7
      Deferred items                                                                                36.5            30.9
                                                                                                   308.5           318.2
Common shareholders' equity
  Common stock; authorized: 200,000,000 shares, $.75 par value;
    issued: 102,537,692 shares
  Additional paid-in capital                                                                        76.9            76.9
  Retained earnings                                                                                305.2           302.0
  Treasury stock, at cost: 3,220,570 shares and 4,071,644 shares                                 1,062.1           951.3
  Cumulative translation adjustments                                                               (59.1)          (75.4)
  Unamortized ESOP expense and other                                                                 6.8            11.2
      Common shareholders' equity                                                                  (66.4)          (68.3)
                                                                                                 1,325.5         1,197.7
Total liabilities and shareholders' equity                                                       2,930.5         2,802.4

The notes are an integral part of these consolidated statements.

                                  Brunswick Corporation
                          Consolidated Statements Of Cash Flows
                            for the six months ended June 30
                                  (dollars in millions)



                                                                                           1997          1996
                                                                                                     (unaudited)

Cash flows from operating activities
  Net earnings                                                                                135.6         116.2
  Depreciation and amortization                                                                72.0          59.2
  Changes in noncash current assets and current liabilities
    of continuing operations                                                                 (204.6)       (163.8)
  Income taxes                                                                                 26.8          40.9
  Other, net                                                                                   17.9          (0.5)
     Net cash provided by operating activities                                                 47.7          52.0

Cash flows from investing activities
  Acquisitions of businesses                                                                 (176.0)       (156.8)
  Unrestricted cash held for acquisition of Igloo Holdings, Inc.                              143.0           0.0
  Capital expenditures                                                                        (80.6)        (64.9)
  Payments advanced for long-term supply arrangements                                          (4.6)        (47.0)
  Proceeds from businesses disposed                                                             0.0          29.4
  Investments in marketable securities                                                          3.6           9.2
  Other, net                                                                                    5.8          (1.4)
     Net cash used for investing activities                                                  (108.8)       (231.5)

Cash flows from financing activities
  Proceeds from issuances of short-term commercial paper                                       54.3           0.0
  Proceeds from issuances of long-term debt                                                     7.0           0.0
  Payments of long-term debt including current maturties                                     (103.1)         (2.8)
  Cash dividends paid                                                                         (24.8)        (24.6)
     Net cash used for financing activities                                                   (66.6)        (27.4)

Net decrease in cash and cash equivalents                                                    (127.7)       (206.9)
Cash and cash equivalents at January 1                                                        238.5         344.3

Cash and cash equivalents at June 30                                                          110.8         137.4

Supplemental cash flow disclosures:
  Interest paid                                                                                29.2          27.0
  Income taxes paid, net                                                                       54.6          28.8


  The notes are an integral part of these consolidated statements.




                         Brunswick Corporation
              Notes to Consolidated Financial Statements
          June 30, 1997, December 31, 1996 and June 30, 1996
                              (unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter and six-month periods ended June 30, 1997 and 1996. The 1997 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Note 2 - Acquisitions

On January 3, 1997, the Company acquired the stock of Igloo Holdings, Inc., a manufacturer and marketer of coolers and ice chests, for approximately $143.0 million in cash. On March 7, 1997, the Company acquired the assets of the Hoppe's line of hunting accessories from Penguin Industries, Inc.
On April 28, 1997, the Company purchased for approximately $22.0 million the inventory and trademarks of the Mongoose bicycle and parts business of Bell Sports Corp. and a three-year option to acquire up to 600,000 shares of Bell common stock for $7.50 per share.

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

On July 9, 1997, the Company purchased substantially all of the facilities, equipment, inventory and other assets of Life Fitness, a designer, manufacturer and marketer of computerized cardiovascular and strength training fitness equipment, from a private equity fund. The purchase price was approximately $310.0 million, of which $10.0 million has been deferred pursuant to an incentive compensation plan in connection with the waiver of employee options granted by Life Fitness.

Note 3 - Debt

On April 1, 1997, the Company retired $100.0 million of 8.125 percent notes that matured.

During the second quarter of 1997, the Company negotiated a new long-term credit agreement with a group of banks for $400.0 million with a termination date of May 22, 2002. Under terms of the agreement, the Company has multiple borrowing options including borrowing at the greater of the prime rate as announced by The Chase Manhattan Bank, or federal funds effective rate plus
0.5 percent, or a rate tied to the Eurodollar rate. The Company must pay a facility fee of 0.08 percent per annum on the unused portion of the agreement. Under the terms of the agreement, the Company is subject to a leverage test, as well as a restriction on secured debt. The Company was in compliance with these covenants at June 30, 1997.

On July 9, 1997, the Company issued $296.0 million of commercial paper to fund the acquisition of the Life Fitness business.

Note 4 - Litigation

There have been no significant changes in the status of the items set forth in Note 4: "Commitments and Contingencies" in the 1996 Annual Report to Shareholders except as noted in Note 18: "Subsequent Event" in the 1996 Annual Report on Form 10-K.






Note 5 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarter and six-month periods ended
June 30, 1997 and 1996 (in millions):

                     Quarter ended June 30
                   1997                 1996
                Net    Operating     Net    Operating
               Sales    Earnings    Sales    Earnings
Marine         $ 659.1  $  105.8    $ 638.9  $   99.0
Recreation       349.1      41.7      219.4      23.8
Corporate            -      (9.5)         -      (9.5)

Consolidated  $1,008.2  $  138.0    $ 858.3  $  113.3


                     Six months ended June 30
                    1997                1996
                Net     Operating    Net      Operating
               Sales     Earnings   Sales      Earnings
Marine         $1,227.7 $  172.8    $1,185.4  $ 163.3
Recreation        622.1     78.5       411.8     45.5
Corporate             -    (19.9)          -    (18.9)

Consolidated   $1,849.8 $  231.4    $1,597.2  $ 189.9


            Item 2. - Management's Discussion and Analysis


Overview

The Company's financial results for the first six months of 1997 continue to reflect the favorable impact of strategic initiatives, which include increasing the contribution of active recreation businesses through acquisitions, expanding existing brands through effective marketing programs and product innovations, and managing costs to improve operating margins.

There were several acquisitions that affected the comparison of the Company's results from the quarter and six months ending June 30, 1997 with the prior
year.   These acquisitions consist of American Camper acquired on March 8, 1996;
Boston Whaler, a designer and manufacturer of offshore fishing boats, acquired on May 31, 1996; Roadmaster Bicycles acquired on September 6, 1996; Igloo Holdings, Inc., the leading manufacturer and marketer of coolers and thermoelectric products, acquired on January 3, 1997; Hoppe's hunting accessories acquired on March 7, 1997; and Mongoose bicycles acquired on April 28, 1997.

The Company further advanced its strategy to increase the scope of its active recreation businesses by acquiring substantially all of the facilities, equipment, inventory and other assets of Life Fitness, the leading designer, manufacturer and marketer of computerized cardiovascular and strength training fitness equipment for the commercial market, from a private equity fund on July 9, 1997.

The Company continues to evaluate the profit margins of existing businesses and product lines, making investments where necessary to improve quality, efficiency and cost; actively managing its supply chain; and adjusting cost structures, if appropriate. These activities may result in restructuring charges in future periods.

Other Matters - Results for the second quarter and first six months of 1996 have been restated to account for the Company's divested freshwater fishing boat units as discontinued operations.

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

On March 18, 1997, the Company received notification from the Federal Trade Commission that the investigation, referenced in Note 4: "Commitments and Contingencies" of the Company's 1996 Annual Report to Shareholders and Note 18:
"Subsequent Event" in the 1996 Annual Report on Form 10-K, had been concluded with no action warranted by the Commission.



Results of Operations

Consolidated

The following table sets forth certain ratios and relationships calculated from the consolidated statements of income for the quarter and six-month periods ended June 30:
                                            Quarter                Six months
                                          ended June 30          ended June 30
                                          1997     1996          1997     1996
 Percentage increase in (1)
    Net sales                            17.5%     6.9%          15.8%    3.2%
    Operating earnings                   21.8%    18.4%          21.9%   12.2%
    Earnings from continuing operations  18.8%    15.6%          16.7%   15.5%
    Earnings per share from
          continuing operations          16.9%    12.7%          15.3%   12.4%
 Expressed as a percentage
    of net sales
    Gross margin                         30.0%    29.9%          29.3%   29.5%
    Selling, general and administrative
      expense                            16.3%    16.7%          16.8%   17.6%
    Operating margin                     13.7%    13.2%          12.5%   11.9%

   (1) compared with the prior year; excludes the effects of restructuring charges of $40.0 million ($24.4 million after tax) recorded in 1995 and reflects results from continuing operations.

Sales increased by $149.9 million to $1,008.2 million in the second quarter of 1997 compared with $858.3 million in 1996. The Marine segment recorded a sales increase of $20.2 million, and the Recreation segment added $129.7 million in the second quarter. Sales for the six-month period of 1997 were $1,849.8 million, an increase of $252.6 million versus 1996 sales. The Marine segment contributed $42.3 million to this increase, and the Recreation segment recorded a sales increase of $210.3 million. These increases primarily reflect the effect of revenues from the companies acquired in 1996 and 1997, growth in sales of large boats and continued strong demand for bowling capital equipment in East Asian markets.

The Company's gross margin percentage for the second quarter of 1997 improved slightly to 30.0 percent reflecting productivity enhancements and product innovations.

Selling, general and administrative expenses as a percent of sales decreased to
16.3 percent in the second quarter of 1997 from 16.7 percent in the second quarter of 1996 as a result of ongoing cost management and the integration of acquired businesses. This relationship, coupled with improved gross margins in the quarterly period, resulted in operating margin improvement in the second quarter of 1997 of 0.5 points to 13.7 percent, and in the first six months of 1997 an increase of 0.6 points to 12.5 percent, as compared with the 1996 periods.


Interest expense increased $2.4 million and $5.4 million, or 30.4 percent and
33.8 percent, in the second quarter and first six months of 1997 compared with 1996 due to increased debt levels related to the funding of acquisitions. Other income and expense decreased $1.6 million to $4.1 million in the second quarter of 1997 and $5.1 million to $6.9 million in the first six months of 1997 compared with 1996 due to lower joint venture earnings and interest income.

The Company's effective tax rate of 37.1 percent in the second quarter of 1997 was comparable to the 37.2 percent rate in the 1996 and remained unchanged at
37.5 percent in the first six months of 1997 versus 1996. Earnings per share from continuing operations increased 16.9 percent to $0.83 in the second quarter of 1997 from $0.71 in 1996. Earnings per share from continuing operations for the first six months of 1997 were $1.36, a 15.3 percent increase from $1.18 in
1996.   Per share amounts reflect higher levels of shares outstanding in 1997 versus 1996.

Marine Segment

The following table sets forth Marine segment results for the quarter and six-month periods ended June 30:

                                      Quarter            Six-months
(Dollars in millions)              ended June 30       ended June 30
                                   1997     1996       1997     1996
Net sales                          $659.1   $638.9   $1,227.7  $1,185.4
Percentage increase(decrease)(1)      3.2%    (1.0)%      3.6%      2.7%
Operating earnings                 $105.8   $ 99.0   $  172.8  $  163.3
Percentage increase (1)               6.9%    12.6%       5.8%      9.8%
Operating margin                     16.1%    15.5%      14.1%     13.8%
Capital expenditures               $ 29.0   $ 25.8   $   48.3  $   43.1

         (1) compared with the prior year

The Marine segment achieved sales gains versus the prior year of 3.2 percent and
3.6 percent for the 1997 second quarter and six-month periods, respectively, as a result of successful marketing programs and an improved product mix.

Operating earnings for the segment increased 6.9 percent to $105.8 million in the second quarter of 1997, compared with $99.0 million in the same period last year. Operating margins increased for the quarter to 16.1 percent in 1997 from
15.5 percent in 1996 and to 14.1 percent from 13.8 percent in the six-month period of 1997 compared with 1996. These gains reflect the benefits of cost management actions, which more than offset costs associated with new product introductions and increased marketing expenses.




Recreation Segment

The following table sets forth Recreation segment results for the quarter and six-month periods ended June 30:

                                  Quarter ended         Six-months
(Dollars in millions)             ended June 30        ended June 30
                                1997       1996       1997      1996
Net sales                      $349.1     $219.4     $622.1    $411.8
Percentage increase (1)          59.1%      13.2%      51.1%      4.9%
Operating earnings             $ 41.7     $ 23.8     $ 78.5    $ 45.5
Percentage increase (1)          75.2%      32.2%      72.5%      8.3%
Operating margin                 11.9%      10.8%      12.6%     11.0%
Capital expenditures           $ 13.8     $ 11.4     $ 26.3    $ 19.0

         (1) compared with the prior year; excludes the effects of a $25.8 million restructuring charge recorded in 1995.

In the second quarter of 1997, Recreation segment sales increased 59.1 percent to $349.1 million while operating earnings increased 75.2 percent to $41.7 million. Sales increased 51.1 percent to $622.1 million, and operating earnings increased 72.5 percent to $78.5 million in the first six months of 1997 compared with 1996. These gains reflect the contribution of the aforementioned businesses acquired in 1996 and 1997, increased shipments of bowling capital equipment into rapidly growing East Asian markets and higher fishing tackle sales.

Operating margins for the segment were 11.9 percent during the second quarter of 1997, an increase of 1.1 points from 10.8 percent in 1996, and 12.6 percent during the first six months of 1997, an increase of 1.6 points from 11.0 percent in 1996. These operating margin improvements reflect the benefits of higher bowling capital equipment sales along with ongoing cost management and acquisition integration actions.

Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

Cash and cash equivalents totaled $110.8 million at June 30, 1997, down $127.7 million from the end of 1996.

Cash provided by operating activities totaled $47.7 million in 1997, compared with $52.0 million in 1996. The primary components of cash provided by operating activities include the Company's net earnings adjusted for noncash expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels. The change in cash provided by operating activities between 1996 and 1997 is due to stronger operating results offset by the requirements for seasonal noncash working capital by newly acquired businesses.






During the first six months of 1997, the Company invested $80.6 million in capital expenditures, compared with $64.9 million in 1996. The $15.7 million increase reflects the Company's continued emphasis on investing to achieve improved production efficiencies and product quality, growth from new products and expansion of existing product lines. Management anticipates that 1997 capital expenditures could approach $200.0 million, principally for new product introductions and productivity improvements.

Investments in acquisitions of businesses totaled $176.0 million in the first six months of 1997. The $143.0 million of cash paid to acquire Igloo
Holdings, Inc. was classified as unrestricted cash held for acquisition of Igloo Holdings, Inc. and excluded from cash and cash equivalents on the December 31, 1996 balance sheet.

Total debt at June 30, 1997 was $526.3 million versus $568.0 million at the end of 1996, with debt-to-capitalization ratios at those dates of 28.4 percent and 32.2 percent, respectively. On April 1, 1997, the Company used cash to retire $100.0 million of 8.125 percent notes maturing on that date.

On July 9, 1997, the Company used proceeds from commercial paper borrowings along with cash from operations to pay for the acquisition of Life Fitness. The Company is in the process of evaluating refinancing a portion of its commercial paper borrowings with longer-term debt instruments.

The Company has substantial financial flexibility and access to the capital markets stemming from its strong balance sheet, investment-grade credit ratings and ability to generate significant cash from operating activities.
The Company has $400.0 million available under a long-term credit agreement with a group of banks and $350.0 million under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

The Company uses its cash balances and other sources of liquidity to invest in its current businesses to promote innovation and new product lines, and to acquire complementary businesses. These investments, along with other actions taken to improve the profit margins of current businesses, are designed to continue improvement in the Company's financial performance and enhance shareholder value.

Forward Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, adverse weather conditions retarding sales; inventory adjustments by major retailers; competitive pricing pressures; success of planned acquisitions, marketing and cost-management programs and shifts in market demand.






Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits.

                   12. Statement regarding computation of ratio of earnings to fixed charges

              (b)  Reports on Form 8-K.

                   The Company filed no reports on Form 8-K during the three months ended June 30, 1997.



                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BRUNSWICK CORPORATION



July 30, 1997                 By: /s/ Victoria J. Reich
                                   Victoria J. Reich
                               Vice President and Controller*


*Ms. Reich is signing this report both as a duly authorized officer and as the principal accounting officer.






                         Exhibit Index

No.  Title

12.  Statement regarding computation of ratio of earnings to fixed charges

27.  Financial Data Schedule




                                                                  Exhibit 12
Brunswick Corporation
Computation of Ratio of Earnings to Fixed Charges
(dollars in millions)                                          Six Months Ended    Year Ended
                                                                    June 30       December 31,
                                                                 1997      1996       1996

Earnings as Adjusted
   Earnings from continuing operations (a)                        135.6     116.2      185.8
   Income tax provision                                            81.3      69.7      104.5
   Interest expense                                                21.4      16.0       33.4
   Interest portion of rent expense                                 4.9       4.9        9.8
   Equity in earnings of less-than 50% owned affiliates             0.0       0.0        0.0
   Dividends received from less-than 50% owned affiliates           0.0       0.0        0.0
                                                                  243.2     206.8      333.5

Fixed Charges
   Interest expense                                                21.4      16.0       33.4
   Interest portion of rent expense                                 4.9       4.9        9.8
   Capitalized interest                                             0.0       0.0        0.0
                                                                   26.3      20.9       43.2


Ratio of earnings to fixed charges (b)                              9.2x      9.9x       7.7x


(a) Previously reported amounts have been restated to reflect the results of operations and net assets of the divested freshwater fishing boat unit as discontinued operations.


(b)For computation of the ratio of earnings to fixed charges, "earnings" have been calculated by adding fixed charges (excluding capitalized interest) to earnings from continuing operations before income taxes and then deducting the undistributed earnings of affiliates.
   Fixed charges consist of interest expense, estimated interest portion of rental expense and capitalized interest.