Form 10-Q
period 1997-09-30
BRUNSWICK CORP
filed 1997-11-14
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                                FORM 10-Q

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange
Act of 1934


For the quarterly period ended September 30, 1997


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


  (847) 735-4700
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X        No


At November 7, 1997, there were 99,706,183 shares of the Company's Common Stock ($.75 par value) outstanding.



             Part I- Financial Information

              Item I-Financial Statements

                 Brunswick Corporation
           Consolidated Statements of Income
           for the periods ended September 30
      (dollars in millions, except per share data)

                                                                   Quarter                     Nine months
                                                               ended September 30           ended September 30
                                                               1997          1996           1997          1996
                                                                                  (unaudited)
Net sales                                                       876.5         763.6       2,726.3       2,360.8
Cost of sales                                                   627.6         556.1       1,934.6       1,682.0
Selling, general and administrative                             169.0         141.5         480.4         422.9
Strategic charge                                                 98.5           0.0          98.5           0.0
    Operating earnings (loss)                                   (18.6)         66.0         212.8         255.9
Interest expense                                                (14.2)         (8.3)        (35.6)        (24.3)
Other income and expense                                          3.2           3.2          10.1          15.2
    Earnings (loss) before income taxes                         (29.6)         60.9         187.3         246.8
Income tax provision (benefit)                                  (12.5)         20.4          68.8          90.1

    Net earnings (loss)                                         (17.1)         40.5         118.5         156.7

Net earnings (loss) per common share                            (0.17)         0.41          1.18          1.59

Cash dividends declared per common share                        0.125         0.125         0.375         0.375

Average shares used for computation of
  earnings per share                                            100.7          98.7         100.2          98.7


The notes are an integral part of these consolidated statements.

                                  Brunswick Corporation
                               Consolidated Balance Sheets
                      As of September 30, 1997 and December 31, 1996
                             (in millions, except share data)


                                                                                           September 30,   December 31,
                                                                                               1997            1996
                                                                                                     (unaudited)
Assets
Current assets
  Cash and cash equivalents, at cost, which approximates market                                     81.8           238.5
  Marketable securities                                                                              0.0             3.6
  Accounts and notes receivable, less allowances of $19.2 and $17.2                                462.2           326.9
  Inventories
    Finished goods                                                                                 327.8           225.3
    Work-in-process                                                                                143.0           137.2
    Raw materials                                                                                  112.1            82.4
      Net inventories                                                                              582.9           444.9
  Prepaid income taxes                                                                             196.0           184.4
  Prepaid expenses                                                                                  51.1            33.6
  Income tax refund receivable                                                                      18.9             9.9
       Current assets                                                                            1,392.9         1,241.8

Property
  Land                                                                                              70.7            65.0
  Buildings                                                                                        421.6           404.6
  Equipment                                                                                        827.1           752.7
      Total land, buildings and equipment                                                        1,319.4         1,222.3
  Accumulated depreciation                                                                        (656.1)         (620.5)
      Net land, buildings and equipment                                                            663.3           601.8
  Unamortized product tooling costs                                                                106.6            83.6
      Net property                                                                                 769.9           685.4

Other assets
  Unrestricted cash held for acquisition of Igloo Holdings, Inc.                                     0.0           143.0
  Goodwill                                                                                         706.9           352.4
  Other intangibles                                                                                120.3           137.9
  Investments                                                                                       87.4            87.5
  Other long-term assets                                                                           161.0           154.4
      Other assets                                                                               1,075.6           875.2

Total assets                                                                                     3,238.4         2,802.4




Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including current maturities of long-term debt                                  108.0           112.6
  Accounts payable                                                                                 254.2           202.4
  Accrued expenses                                                                                 611.3           516.1
      Current liabilities                                                                          973.5           831.1

Long-term debt
  Notes, mortgages and debentures
                                                                                                   653.6           455.4
Deferred items
  Income taxes
  Postretirement and postemployment benefits                                                       126.1           155.6
  Compensation and other                                                                           136.0           131.7
      Deferred items                                                                                51.3            30.9
                                                                                                   313.4           318.2
Common shareholders' equity
  Common stock; authorized: 200,000,000 shares, $.75 par value;
    issued: 102,537,692 shares
  Additional paid-in capital                                                                        76.9            76.9
  Retained earnings                                                                                306.2           302.0
  Treasury stock, at cost:  2,989,807 shares and 4,071,644 shares                                1,032.6           951.3
  Cumulative translation adjustments                                                               (54.7)          (75.4)
  Unamortized ESOP expense and other                                                                 1.8            11.2
      Common shareholders' equity                                                                  (64.9)          (68.3)
                                                                                                 1,297.9         1,197.7
Total liabilities and shareholders' equity
                                                                                                 3,238.4         2,802.4

The notes are an integral part of these consolidated statements.



                                 Brunswick Corporation
                         Consolidated Statements Of Cash Flows
                         for the nine months ended September 30
                                 (dollars in millions)



                                                                                             1997          1996
                                                                                                 (unaudited)

Cash flows from operating activities
  Net earnings                                                                               118.5         156.7
  Depreciation and amortization                                                              113.0          88.0
  Changes in noncash current assets and current liabilities
    of continuing operations                                                                (176.9)       (148.2)
  Income taxes                                                                               (16.0)         25.9
  Strategic charge                                                                            98.5           0.0
  Other, net                                                                                  11.0          31.0
     Net cash provided by operating activities                                               148.1         153.4

Cash flows from investing activities
  Acquisitions of businesses                                                                (486.0)       (354.4)
  Unrestricted cash held for acquisition of Igloo Holdings, Inc.                             143.0           0.0
  Capital expenditures                                                                      (117.2)       (106.5)
  Payments advanced for long-term supply arrangements                                         (6.3)        (42.8)
  Proceeds from businesses disposed                                                            0.0          28.4
  Investments in marketable securities                                                         3.6          11.2
  Other, net                                                                                   1.8          (9.8)
     Net cash used for investing activities                                                 (461.1)       (473.9)

Cash flows from financing activities
  Net proceeds from issuances of short-term commercial paper
      and other short-term debt                                                               98.2          92.0
  Proceeds from issuances of long-term debt                                                  198.6           0.0
  Payments of long-term debt including current maturties                                    (103.3)         (2.9)
  Cash dividends paid                                                                        (37.2)        (36.9)
     Net cash provided by financing activities                                               156.3          52.2

Net decrease in cash and cash equivalents                                                   (156.7)       (268.3)
Cash and cash equivalents at January 1                                                       238.5         344.3

Cash and cash equivalents at September 30                                                     81.8          76.0

Supplemental cash flow disclosures:
  Interest paid                                                                               41.8          33.7
  Income taxes paid, net                                                                      84.8          54.5


  The notes are an integral part of these consolidated statements.







                          Brunswick Corporation
               Notes to Consolidated Financial Statements
      September 30, 1997, December 31, 1996 and September 30, 1996
                               (unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter and nine-month periods ended September 30, 1997 and 1996. The 1997 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Note 2 - Acquisitions

On July 9, 1997, the Company purchased substantially all of the facilities, equipment, inventory and other assets of Life Fitness, a designer, manufacturer and marketer of the leading global brand of computerized cardiovascular and strength training fitness equipment, from a private equity fund. The purchase price was approximately $314.0 million after post-closing adjustments, of which $12.8 million has been deferred pursuant to an incentive compensation plan in connection with the waiver of employee stock options granted by Life Fitness. Life Fitness has been included as part of the Recreation segment.

On January 3, 1997, the Company acquired the stock of Igloo Holdings, Inc., the leading manufacturer and marketer of coolers and ice chests, for approximately $152.0 million in cash, which includes $9.8 million paid to certain management employees under stock option arrangements that existed prior to acquisition. On March 7, 1997, the Company acquired the assets of the Hoppe's line of hunting accessories from Penguin Industries, Inc. On April 28, 1997, the Company purchased for approximately $22.0 million the inventory and trademarks of the Mongoose bicycle and parts business of Bell Sports Corp. and a three-year option to acquire up to 600,000 shares of Bell common stock for $7.50 per share. These operations have been included as part of the Brunswick Outdoor Recreation Group of the Recreation segment.

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

On October 29, 1997, the Company agreed to purchase the stock of DBA Products Co., Inc., a global leader in the production and distribution of high-quality bowling lane machines, cleaners, conditioners and other lane resurfacing supplies. On November 13, 1997, the Company acquired the assets of Hammer Strength Corporation, the global leader in plate-loaded strength training equipment.

Note 4 - Strategic Charge

During the third quarter of 1997, the Company recorded a pretax charge of $98.5 million ($63.0 million after tax) to cover exit costs related to strategic activities that were committed to in the period. The strategic actions included the termination of development efforts on a line of personal watercraft along with other initiatives directed at manufacturing rationalization, product profitability improvements, and general and administrative expense reductions. The charge consisted of $74.7 million recorded in the Marine segment and $23.8 million recorded in the Recreation segment. Management anticipates that these actions will be substantially completed by the end of 1998. It is anticipated that these actions will result in exit costs consisting primarily of asset disposition costs of $42.0 million and severance costs of $32.6 million with the remaining components of the charge of $23.9 million consisting of other incremental costs anticipated in connection with the strategic activities.

Note 5 - Debt

On July 9, 1997, the Company issued $296.0 million of commercial paper to fund the acquisition of the Life Fitness business. On August 4, 1997, the Company sold $200.0 million of 7-1/8 percent notes due August 1, 2027. The proceeds from the sale of the notes were used to retire a portion of the commercial paper issued to finance the acquisition of Life Fitness.

During the second quarter of 1997, the Company negotiated a new long-term credit agreement with a group of banks for $400.0 million with a termination date of May 22, 2002. Under terms of the agreement, the Company has multiple borrowing options including borrowing at the greater of the prime rate as announced by The Chase Manhattan Bank, or the federal funds effective rate plus 0.5 percent, or a rate tied to the Eurodollar rate. The Company must pay a facility fee of 0.08 percent per annum. Under the terms of the agreement, the Company is subject to a leverage test, as well as a restriction on secured debt. The Company was in compliance with these covenants at September 30, 1997.

On April 1, 1997, the Company retired $100.0 million of 8-1/8 percent notes that matured.

Note 6 - Litigation

There have been no significant changes in the status of the items set forth in Note 4: "Commitments and Contingencies" in the 1996
Annual Report to Shareholders except as noted in Note 18:
"Subsequent Event" in the 1996 Annual Report on Form 10-K.

Note 7 - Segment Data

The following table sets forth net sales and operating earnings (loss) of each of the Company's industry segments for the quarter and nine-month periods ended September 30, 1997 and 1996 (in millions):

                              Quarter ended September 30
                             1997                    1996
                         Net      Operating      Net     Operating
                        Sales      Earnings     Sales     Earnings
Marine                  $ 581.3   $  (4.9)      $  566.1  $   65.0
Recreation                295.2      (4.5)         197.5      12.6
Corporate                     -      (9.2)             -     (11.6)

Consolidated            $ 876.5   $ (18.6)      $  763.6  $   66.0



                         Nine months ended September 30
                             1997                   1996
                         Net      Operating      Net     Operating
                        Sales      Earnings     Sales     Earnings
Marine                  $1,809.0 $  167.9      $1,751.5  $ 228.3
Recreation                 917.3     74.0         609.3     58.1
Corporate                      -    (29.1)            -    (30.5)

Consolidated            $2,726.3 $  212.8      $2,360.8  $ 255.9


Operating earnings for the quarter and nine months ended September 30, 1997, included a $98.5 million strategic charge that consisted of $74.7 million in the Marine segment and $23.8 million in the Recreation segment for costs associated with streamlining operations and improving global manufacturing costs.




              Item 2. - Management's Discussion and Analysis


Overview

The Company's financial results for the third quarter and first nine months of 1997 continue to reflect the favorable impact of strategic initiatives, which include increasing the contribution of active recreation businesses through acquisitions, expanding existing brands through effective marketing programs and product innovations, and managing costs to improve operating margins.

Acquisitions - During the quarter, the Company further advanced its strategy to increase the scope of its active recreation businesses by acquiring substantially all of the facilities, equipment, inventory and other assets of Life Fitness, the designer, manufacturer and marketer of the leading global brand of computerized cardiovascular and strength training fitness equipment for the commercial and high-end consumer markets, from a private equity fund on July 9, 1997.

There were several other acquisitions that affected the comparison of the Company's results from the quarter and nine months ending September 30, 1997, with the prior year. These acquisitions consist of American Camper acquired on March 8, 1996; Boston Whaler, a designer and manufacturer of offshore fishing boats, acquired on May 31, 1996; Roadmaster Bicycles acquired on September 6, 1996; Igloo Holdings, Inc., the leading manufacturer and marketer of coolers and thermoelectric products, acquired on January 3, 1997; Hoppe's hunting accessories acquired on March 7, 1997; and Mongoose bicycles acquired on April 28, 1997.

Additionally, on October 29, 1997, the Company agreed to purchase the stock of DBA Products Co., Inc., a global leader in the production and distribution of high-quality bowling lane machines, cleaners, conditioners and other lane resurfacing supplies. On November 13, 1997, the Company acquired the assets of Hammer Strength Corporation, the global leader in plate-loaded strength training equipment.

Strategic Charge - During the third quarter, the Company announced initiatives to streamline its operations and improve global manufacturing costs. The strategic activities include the termination of development efforts on a line of personal watercraft; closing a boat manufacturing plant in Ireland; centralizing European marketing and customer service in the Marine segment; outsourcing the manufacture of certain components in the Company's bowling division; consolidating fishing reel manufacturing into one plant; and other initiatives directed at manufacturing rationalization, product profitability improvements, and general and administrative expense efficiencies.

The Company's financial results for the third quarter and first nine months of 1997 include a $98.5 million ($63.0 million after tax) charge to cover exit costs related to the strategic activities summarized above. The charge consisted of $74.7 million recorded in the Marine segment and $23.8 million recorded in the Recreation segment. Management anticipates that these actions will be substantially completed by the end of 1998.

The Company does not expect the benefits from these actions to have a material impact on the Company's 1997 results, but expects aggregate pretax savings of $55.0 million to $60.0 million over the next three years. These estimates are dependent on the timing of the programs along with the ability to achieve the financial performance objectives.

Other Matters - In February 1997, the Financial Accounting
Standards Board issued Statement No. 128 (SFAS No. 128),
"Earnings per Share."   SFAS No. 128 replaces the presentation of
primary earnings per share with basic earnings per share, which excludes the dilutive effect of common stock equivalents. The
Company's basic earnings per share are not expected to be materially different from primary earnings per share.


Results of Operations

Consolidated

The following table sets forth certain ratios and relationships calculated from the consolidated statements of income before the strategic charge for the quarter and nine-month periods ended
September 30:

                               Quarter ended      Nine months
                               September 30    ended September 30
                              1997      1996      1997      1996
 Percentage increase in (1)
  Net sales                   14.8%      9.9%     15.5%      5.4%
  Operating earnings before
   charges (2)                21.1%     23.1%     21.6%     14.8%
  Earnings from continuing
   operations before
   charges (2)                13.3%     15.7%     15.8%     15.6%
  Earnings per share from
   continuing operations
   before charges (2)         12.2%     13.9%     13.8%     12.8%
Expressed as a percentage
    of net sales
  Gross margin                28.4%     27.2%     29.0%     28.8%
  Selling, general and
   administrative expense     19.3%     18.5%     17.6%     17.9%
  Operating margin before
   charges (2)                 9.1%      8.6%     11.4%     10.8%

         (1) Compared with the prior year.

         (2) Excludes the effects of $98.5 million ($63.0 million after tax) strategic charge recorded in the third quarter of 1997 and restructuring charge of $40.0 million ($24.4 million after tax) recorded in the second quarter of 1995.

Sales increased by $112.9 million to $876.5 million in the third quarter of 1997 compared with $763.6 million in 1996. The Marine segment recorded a 2.7 percent sales increase of $15.2 million, and the Recreation segment added $97.7 million for a 49.5 percent increase in the third quarter. Sales for the nine-month period of 1997 were $2,726.3 million, an increase of $365.5 million versus 1996 sales. The Marine segment contributed $57.5 million to this increase, and the Recreation segment recorded a sales increase of $308.0 million. These increases primarily reflect the effect of revenues from the companies acquired in 1996 and 1997 and growth in sales of larger boats.

The Company's gross margin percentage for the third quarter of 1997 improved to 28.4 percent in 1997 from 27.2 percent in 1996 reflecting productivity enhancements, product innovations and an improved sales mix.

Selling, general and administrative expenses as a percent of sales increased to 19.3 percent in the third quarter of 1997 from
18.5 percent in the third quarter of 1996 as a result of the normal operating expense levels of acquired businesses and investments in marketing activities. Operating results for the third quarter and nine-month periods for 1997 include the impact of the aforementioned $98.5 million ($63.0 million after tax) strategic charge recorded in the third quarter of 1997.
Including the strategic charge, an operating loss of $18.6 million was recorded for the third quarter of 1997 versus operating earnings of $66.0 million in 1996. For the nine-month period, operating earnings including the strategic charge totalled $212.8 million in 1997 down from $255.9 million in 1996.

Excluding the strategic charge, operating earnings increased 21.1 percent to $79.9 million in the third quarter of 1997 and 21.6 percent to $311.3 million in the 1997 year-to-date period. Operating margins, excluding the impact of the strategic charge, improved by 0.5 points to 9.1 percent in the third quarter of 1997, and in the first nine months of 1997 increased 0.6 points to 11.4 percent, as compared with the 1996 periods. This improvement reflects the previously mentioned movements in gross margin percentages and in selling, general and administrative expense levels.

Interest expense increased $5.9 million and $11.3 million, or
71.1 percent and 46.5 percent, in the third quarter and first nine months of 1997 compared with 1996 due to increased debt levels related to the funding of acquisitions. Other income and expense remained unchanged in the third quarter of 1997 and decreased $5.1 million to $10.1 million in the first nine months of 1997 compared with 1996 due to lower joint venture earnings.

The Company's effective tax rates of 42.2 percent in the third quarter of 1997 and 36.7 percent in the first nine months reflect the impact of the aforementioned strategic charge. Excluding the charge, the 1997 rates were consistent with those from the prior year.

Including the strategic charge, earnings per share from continuing operations decreased to a loss of $0.17 in the third quarter of 1997 from earnings of $0.41 in 1996 and decreased 25.8 percent to $1.18 for the first nine months of 1997 compared with 1996. Earnings per share without the effect of the strategic charge increased 12.2 percent to $0.46 for the third quarter of 1997 and increased 13.8 percent to $1.81 for the first nine months of 1997 compared with 1996. Per share amounts reflect higher levels of shares outstanding in 1997 versus 1996.

Marine Segment

The following table sets forth Marine segment results before the strategic charge for the quarter and nine-month periods ended
September 30:

                              Quarter ended         Nine-months
(Dollars in millions)         September 30       ended September 30
                             1997     1996         1997    1996
Net sales                  $ 581.3  $ 566.1     $1,809.0  $1,751.5
Percentage increase            2.7%     9.4%         3.3%      4.8%
Operating earnings before
 charge (1)                $  69.8  $  65.0     $  242.6  $  228.3
Percentage increase (1)        7.4%    18.8%         6.3%     12.2%
Operating margin before
 charge (1)                   12.0%    11.5%        13.4%     13.0%
Capital expenditures       $  30.9   $ 22.2     $   79.3  $   65.3

         (1) Excludes the effects of $74.7 million strategic charge recorded in the third quarter of 1997 compared with the prior year.

The Marine segment achieved sales gains versus the prior year of
2.7 percent and 3.3 percent for the 1997 third quarter and nine-month periods, respectively, as a result of successful marketing programs and an improved product mix.

Operating results for the third quarter of 1997 and nine-month periods include the previously discussed strategic charge of $74.7 million. Including the strategic charge, the Marine segment reported an operating loss of $4.9 million in the third quarter of 1997 compared with operating earnings of $65.0 million in the same period last year. Operating earnings for the first nine months of 1997 including the strategic charge decreased to $167.9 million compared with $228.3 million in 1996.

Operating earnings, excluding the impact of the strategic charge, increased 7.4 percent to $69.8 million for the third quarter of 1997 and increased 6.3 percent to $242.6 million for the first nine months of 1997 compared with 1996. Operating margins excluding the impact of the strategic charge increased for the quarter to 12.0 percent in 1997 from 11.5 percent in 1996 and to
13.4 percent from 13.0 percent in the nine-month period of 1997 compared with 1996. These gains reflect the benefits of cost management actions and an improved sales mix, which more than offset costs associated with new product introductions and increased marketing expenses.

Recreation Segment

The following table sets forth Recreation segment results before the strategic charge for the quarter and nine-month periods ended
September 30:

                                 Quarter ended       Nine-months
(Dollars in millions)            September 30     ended September 30
                                  1997    1996       1997      1996
Net sales                       $295.2  $197.5     $917.3    $609.3
Percentage increase               49.5%   11.6%      50.5%      7.0%
Operating earnings before
 charge (1)                     $ 19.3  $ 12.6     $ 97.8    $ 58.1
Percentage increase (1)           53.2%   22.3%      68.3%     11.1%
Operating margin before
 charge (1)                        6.5%    6.4%      10.7%      9.5%
Capital expenditures            $  7.1  $ 20.1     $ 33.4    $ 37.9

         (1) Excludes the effects of a $23.8 million strategic charge recorded in the third quarter of 1997 and a $25.8 million restructuring charge recorded in the second quarter of 1995.

Recreation segment sales increased 49.5 percent to $295.2 million in the third quarter of 1997 and 50.5 percent to $917.3 million in the first nine months of 1997 compared with 1996. These gains reflect primarily the contribution of the aforementioned businesses acquired in 1996 and 1997, along with improved performance in the bowling and fishing tackle businesses.

Operating results for the 1997 third quarter and nine-month periods include a strategic charge of $23.8 million, as previously described. Including the strategic charge, the Recreation segment incurred an operating loss of $4.5 million in the third quarter of 1997 compared with operating earnings of $12.6 million in 1996. Operating earnings including the strategic charge increased 27.4% to $74.0 million for the first nine months of 1997 from $58.1 million in 1996.

Operating earnings for the Recreation segment, excluding the impact of the strategic charge, increased 53.2 percent to $19.3 million in the third quarter of 1997 and increased 68.3 percent to $97.8 million in the first nine months of 1997 compared with 1996. Operating margins excluding the strategic charge were 6.5 percent during the third quarter of 1997, an increase of 0.1 point from 6.4 percent in 1996, and 10.7 percent during the first nine months of 1997, an increase of 1.2 points from 9.5 percent in 1996. These operating margin improvements reflect the benefits of ongoing cost management actions.


Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

Cash and cash equivalents totaled $81.8 million at September 30, 1997, down $156.7 million from the end of 1996.

Cash provided by operating activities totaled $148.1 million in 1997, compared with $153.4 million in 1996. The primary components of cash provided by operating activities include the Company's net earnings adjusted for noncash expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels. The change in cash provided by operating activities between 1996 and 1997 reflects stronger operating results and the investment in noncash working capital by newly acquired businesses. There was no significant impact on year-to-date 1997 cash flow from the actions encompassed in the $98.5 million strategic charge.

During the first nine months of 1997, the Company invested $117.2 million in capital expenditures, compared with $106.5 million in 1996. The $10.7 million increase reflects the Company's continued emphasis on investing to achieve improved production efficiencies and product quality, growth from new products and expansion of existing product lines. Management anticipates that 1997 capital expenditures could approach $200.0 million, principally for new product introductions and productivity improvements.

Investments in acquisitions of businesses totaled $486.0 million in the first nine months of 1997. Cash of $143.0 million paid on January 3, 1997, to acquire Igloo Holdings, Inc. was classified as unrestricted cash held for acquisition of Igloo Holdings, Inc. and excluded from cash and cash equivalents on the December 31, 1996, balance sheet.

Total debt at September 30, 1997, was $761.6 million versus $568.0 million at the end of 1996, with debt-to-capitalization ratios at those dates of 37.0 percent and 32.2 percent, respectively.

On April 1, 1997, the Company used cash to retire $100.0 million of 8-1/8 percent notes maturing on that date. On July 9, 1997, the Company used proceeds from commercial paper borrowings along with cash from operations to pay for the acquisition of Life Fitness. On August 4, 1997, the Company sold $200.0 million of 7-1/8 percent notes due August 1, 2027, and the proceeds from the sale of the notes were used to retire a portion of the commercial paper issued to finance the acquisition of Life Fitness.

On October 21, 1997, the Company announced a program to repurchase systematically up to five million shares of common stock in open market transactions to offset shares the Company expects to issue under its stock option and other compensation plans. These repurchases will be funded with cash generated from operations and short-term borrowings as required.

The Company's financial flexibility and access to capital markets result from its strong balance sheet, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company has $400.0 million available under a long-term credit agreement with a group of banks and $150.0 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

The Company uses its cash balances and other sources of liquidity to invest in its current businesses to promote innovation and new product lines and to acquire complementary businesses. These investments, along with other actions taken to improve the profit margins of current businesses, are designed to continue improvement in the Company's financial performance and enhance shareholder value.

Forward Looking Statements

The estimated cost savings resulting from the strategic charge and estimates of capital expenditures in this Form 10-Q are forward looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the ability to complete the planned initiatives in the time estimated, the success of ongoing cost-management programs and shifts in market demand for the Company's products.


                                 Part II-Other Information

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits.

                    3.  By-Laws of the Company.

                   12. Statement regarding computation of ratio of earnings to fixed charges.

              (b)  Reports on Form 8-K.

                   The Company filed the following reports on Form 8-K during the three months ended September 30, 1997:

                 1. Report on Form 8-K dated July 9, 1997,
                    reporting in Item 2 that the Company
                    acquired the assets of Life Fitness.

                 2. Report on Form 8-K dated August 4, 1997,
                    reporting in Item 5 that the Company closed an offering of $200,000,000 7-1/8% Notes due
                    August 1, 2027.


                                Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BRUNSWICK CORPORATION



November 14, 1997             By: /s/ Victoria J. Reich
                                      Victoria J. Reich
                               Vice President and Controller*

*Ms. Reich is signing this report both as a duly authorized officer and as the principal accounting officer.



                         Exhibit Index

No.         Title


  3.    By-Laws of the Company

 12. Statement regarding computation of ratio of earnings to fixed charges


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


                   ARTICLE III

                    DIRECTORS

    Section 1. The number of directors shall be thirteen, but the number of directors may, from time to time, be altered by amendment of these by-laws in accordance with the certificate of incorporation.

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


                                                                                   Exhibit 12
Brunswick Corporation
Computation of Ratio of Earnings to Fixed Charges
(dollars in millions)                                          Nine Months Ended    Year Ended
                                                                  September 30     December 31,
                                                                 1997      1996           1996

Earnings as Adjusted
   Net earnings                                                   118.5     156.7       185.8
   Income tax provision                                            68.8      90.1       104.5
   Interest expense                                                35.6      24.3        33.4
   Interest portion of rent expense                                 7.4       7.4         9.8
   Equity in earnings of less-than 50% owned affiliates             0.0       0.0         0.0
   Dividends received from less-than 50% owned affiliates           0.0       0.0         0.0
                                                                  230.3     278.5       333.5

Fixed Charges
   Interest expense                                                35.6      24.3        33.4
   Interest portion of rent expense                                 7.4       7.4         9.8
   Capitalized interest                                             0.0       0.0         0.0
                                                                   43.0      31.7        43.2


Ratio of earnings to fixed charges (a)                              5.4 x     8.8 x       7.7 x


(a)For computation of the ratio of earnings to fixed charges, "earnings" have been calculated by adding fixed charges (excluding capitalized interest) to earnings from continuing operations before income taxes and then deducting the undistributed earnings of affiliates.
   Fixed charges consist of interest expense, estimated interest portion of rental expense and capitalized interest.
