Form 10-K405
period 1997-12-31
BRUNSWICK CORP
filed 1998-03-27
CIK 14930

                                     PART I

ITEM 1.  BUSINESS

    Brunswick Corporation (the "Company") is a multinational, branded consumer products company serving the outdoor and indoor active recreation markets. Its major brands include Zebco-Registered Trademark-, Quantum-Registered Trademark-, Browning-Registered Trademark-, Martin-Registered Trademark- and Lew's-Registered Trademark- fishing reels and reel/rod combinations; MotorGuide-Registered Trademark- and Thruster-Registered Trademark- trolling motors; Swivl-Eze-Registered Trademark- marine accessories; American Camper-Registered Trademark- and Remington-Registered Trademark- camping gear; Igloo-Registered Trademark- coolers, ice chests and thermoelectric cooler/warmer products; Hoppe's-Registered Trademark- shooting sports accessories; Mongoose-Registered Trademark-, Roadmaster-Registered Trademark- and Ride Hard-Registered Trademark- bicycles; Flexible Flyer-Registered Trademark-bicycles, wagons and sleds; Brunswick Recreation Centers-Registered Trademark- and Brunswick-Registered Trademark- bowling capital equipment, supplies and consumer products; Brunswick-Registered Trademark- billiards tables; Life Fitness-Registered Trademark-, ParaBody-Registered Trademark- and Hammer Strength-Registered Trademark- exercise equipment; Sea
Ray-Registered Trademark-, Bayliner-Registered Trademark- and
Maxum-Registered Trademark- pleasure boats; Baja-Registered Trademark-high-performance boats; Boston Whaler and Robalo-Registered Trademark- offshore fishing boats; Quicksilver-Registered Trademark- marine parts and accessories; Mercury-Registered Trademark-, Mariner-Registered Trademark- and Force-Registered Trademark- outboard engines and
MerCruiser-Registered Trademark- sterndrives and inboard engines.

    Since mid-1995, the Company has been implementing three core growth strategies:

    - Building its businesses via product innovation, line extensions and acquisitions;

    - Strengthening its customer connection through aggressive marketing; and

    - Improving operating margins through synergies and effective cost management.

    The Company operates in two business segments: Recreation and Marine.

                                   RECREATION

    The Recreation segment consists of the Brunswick Outdoor Recreation Group ("BORG"), the Life Fitness Division and the Brunswick Indoor Recreation Group ("BIRG").

    BORG markets and manufactures fishing and camping equipment, coolers, ice chests, bicycles, wagons and sleds. The Company believes that it holds the leading domestic market share of fishing reels and reel/rod combinations. BORG also manufactures and sells fishing pedestals, ski tows, pylons and electric trolling motors for anglers and for use by boat manufacturers including the Company's boat units. BORG camping products include sleeping bags, tents, backpacks, canvas bags, foul-weather gear, waders, hunting apparel, propane lanterns and stoves, cookware, utensils, and shooting sports accessories. The Company believes it is the domestic market leader in ice chests, beverage coolers and thermoelectric cooler/warmer products.

    The Life Fitness Division designs, markets and manufactures leading domestic and global brands of computerized cardiovascular and strength training fitness equipment serving the commercial (health clubs, gyms, professional sports teams, military, government, corporate and university facilities) and high-end consumer markets. Life Fitness was purchased for approximately $314.9 million in July 1997. Life Fitness expanded its product offerings with the acquisition in November 1997 of Hammer Strength, which pioneered and leads the plate-loaded category of strength training, and the purchase in February 1998 of ParaBody, Inc., the leader in multi-station gyms and benches and racks.

    BIRG is the leading manufacturer of bowling products including bowling balls and capital equipment such as bowling lanes, automatic pinsetters, ball returns, computerized scoring equipment and seating and locker units.

    BIRG operates 126 recreation centers worldwide, and its joint ventures operate 30 recreation centers. Recreation centers offer bowling and, depending on size and location, the following activities and services: billiards, video games, children's playrooms, restaurants and cocktail lounges. The Company also operates five family entertainment centers, which in addition to the above activities, also offer more extensive recreation alternatives such as basketball courts, and in-line skating rinks. Almost all of the centers offer Cosmic Bowling-Registered Trademark-, a glow-in-the-dark bowling experience that transforms bowling into a new and different form of recreation. Most of the recreation center facilities are owned by the Company.

    BIRG has a 50 percent interest in Nippon Brunswick K. K., which sells bowling equipment and operates bowling centers in Japan. The Group has other joint ventures to (i) build, own and operate bowling centers and family entertainment centers, which include bowling, billiards and many other games, in China and Thailand; (ii) sell bowling equipment in China and Thailand and (iii) manufacture pinsetters in China.

    The Company's recreation products are distributed through mass merchants, distributors, dealers, bowling centers and retailers by Company sales personnel and manufacturers' representatives. The Company also sells certain products directly to customers. Recreation products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise.

                                     MARINE

    The Marine segment consists of the Mercury Marine Group, Sea Ray Group and US Marine Division. The Company believes its Marine segment has the largest dollar sales volume of recreational marine engines and pleasure boats in the world.

    The Mercury Marine Group markets and manufactures a full range of outboard engines, sterndrives and inboard engines, and propless water-jet systems under the familiar Mercury, Mariner, Force, MerCruiser and
SportJet-Registered Trademark- brand names. A portion of Mercury Marine's outboards and its Quicksilver parts and accessories, including steering systems, instruments, controls, propellers, service aids and marine lubricants, are sold directly to end-users through dealers. The remaining outboards and virtually all of the sterndrive and inboard engines and the water-jet systems are sold to boat builders, including the Company's boat units.

    In 1996 and 1997, Mercury introduced four OptiMax-Registered Trademark-outboard engines ranging from 135-horsepower to 225-horsepower and featuring Mercury's new direct fuel injection ("DFI") technology. DFI is part of Mercury's plan to reduce engine emissions by 75 percent by 2006 to comply with Environmental Protection Agency requirements. Mercury's line of low-emission engines also includes four-cycle versions of its smaller two-cycle outboards, and these four-cycle outboards require no modification to meet reduced emission levels.

    Mercury Marine products are manufactured in the United States for global distribution. International assembly facilities are located in Belgium and Mexico, and there are distribution centers throughout the world.

    The boat units consist of Sea Ray and US Marine, marketers and manufacturers of fiberglass pleasure and offshore fishing boats.

    The Sea Ray Group, best recognized for its luxury yachts, cabin cruisers, sport fishing boats, sport boats and jet powered boats marketed and manufactured under the same name, also manufactures and markets Baja high-performance boats and Boston Whaler offshore boats. The Group purchases its outboard motors and most of its sterndrives and gasoline inboard engines from the Mercury Marine Group.

    US Marine Division, known for its Bayliner brand of motor yachts, cabin cruisers, runabouts and jet powered boats, also markets and manufactures Maxum runabouts and cabin cruisers, and Robalo sport fishing boats. US Marine is vertically integrated, producing many of the parts and accessories which make up the boats. Escort boat trailers also are produced by the Division and are sold with smaller boats as part of boat-motor-trailer packages. Outboard motors and sterndrives are purchased from the Mercury Marine Group.

    Sea Ray and US Marine boats are sold worldwide through dealers.

    The Company has a minority interest in Tracker Marine, L.P., a limited partnership, which manufactures and markets boats, motors, trailers and accessories. The Company has various agreements with Tracker Marine, L.P. and its affiliates, including contracts to supply outboard motors, trolling motors and various other Brunswick products for Tracker Marine boats.

    The Company's Marine segment sales to unaffiliated customers include sales of the following principal products for the three years ended December 31, 1997, 1996 and 1995:

                                                               1997       1996       1995
                                                             ---------  ---------  ---------
                                                                (IN MILLIONS, UNAUDITED)
Boats......................................................  $ 1,254.1  $ 1,175.2  $   978.4
Engines....................................................    1,132.7    1,112.1    1,168.7
                                                             ---------  ---------  ---------
                                                             $ 2,386.8  $ 2,287.3  $ 2,147.1
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    Boat sales include the value of engines when such engines are sold as a component of a finished boat. Engine sales include sales to boat manufacturers that are not Company-owned, marine dealers and others, when the engine is not sold with a Company-manufactured boat.

RAW MATERIALS

    Many different raw materials are purchased from various sources. At the present time, no critical raw material shortages are anticipated. General Motors Corporation is a significant supplier of the engine blocks used to manufacture the Company's gasoline sterndrives.

PATENTS, TRADEMARKS AND LICENSES

    The Company has and continues to obtain patent rights, consisting of patents and patent licenses, covering certain features of the Company's products and processes. The Company's patents, by law, have a limited life, and rights expire periodically.

    In the Recreation segment, patent rights principally relate to computerized bowling scorers and business information systems, bowling lanes and related equipment, bowling balls, game tables, fishing reels, electric trolling motors, camping equipment, bicycles, ice chests, coolers, thermoelectric cooler/ warmer products, and exercise equipment.

    In the Marine segment, patent rights principally relate to boats and features of outboard motors and inboard-outboard drives including die-cast powerheads, cooling and exhaust systems, drive train, clutch and gearshift mechanisms, boat/engine mountings, shock absorbing tilt mechanisms, ignition systems, propellers, spark plugs, and fuel and oil injection systems.

    Although the Company has important patent and patent license positions, the Company believes that its success is mainly dependent upon its engineering, manufacturing and marketing capabilities.

    The Company has many trademarks associated with its various divisions and applied to its products. Many of these trademarks are well known to the public and are considered valuable assets of the Company.

ORDER BACKLOG

    Order backlog is not considered to be a significant factor in the businesses of the Company, except for bowling capital equipment. The backlog of bowling capital equipment at December 31, 1997, was $20.0 million, and the Company expects to fill all such orders during 1998. The backlog of bowling capital equipment at December 31, 1996, was $22.6 million.

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

    RECREATION. The Company competes directly with many manufacturers of recreation products. In view of the diversity of its recreation products, the Company cannot identify the number of its competitors. The Company believes, however, that in the United States, it is one of the largest manufacturers of fishing reels, bicycles, sleeping bags, ice chests, beverage coolers, thermoelectric cooler/warmer products, and commercial fitness equipment. For these recreation products, competitive emphasis is placed on product innovation, quality, marketing activities, pricing and the ability to meet delivery and performance requirements.

    The Company believes it is the world's largest manufacturer of bowling capital equipment. Certain bowling products, such as automatic scorers and computerized management systems, represent innovative developments in the market. For other bowling products competitive emphasis is placed on quality, marketing activities and pricing. The Company operates 126 recreation centers and five family entertainment centers worldwide. Each center competes directly with centers owned by other parties in its immediate geographic area. Competitive emphasis is, therefore, placed on customer service, quality facilities and personnel, and prices.

    MARINE. The Company believes it has the largest dollar sales volume of recreational marine engines and pleasure boats in the world. The marine engine market is highly competitive among several major companies and many smaller ones. There are also many competitors in the highly competitive marine accessories business. Competitive advantage in the marine engine and accessories markets is a function of product features, technology leadership, service, effective distribution and pricing.

    There are many manufacturers of pleasure and offshore fishing boats; consequently, this business is highly competitive. The Company competes on the basis of product features and technology, quality, value, performance, durability, styling and price. Demand for pleasure boats and marine engines is influenced by a number of factors, including consumer education about boating, economic conditions and, to some extent, prevailing interest rates and consumer confidence.

RESEARCH AND DEVELOPMENT

    Company-sponsored research activities, relating to the development of new products or to the improvement of existing products, are shown below:

                                                     1997       1996       1995
                                                   ---------  ---------  ---------
                                                            (IN MILLIONS)
Recreation.......................................  $    14.5  $    11.1  $    13.9
Marine...........................................       74.9       75.4       74.0
                                                   ---------  ---------  ---------
                                                   $    89.4  $    86.5  $    87.9
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

NUMBER OF EMPLOYEES

    The number of employees at December 31, 1997 is shown below by industry segment:

Recreation..........................................     11,150
Marine..............................................     14,000
Corporate...........................................        150
                                                      ---------
                                                         25,300
                                                      ---------
                                                      ---------

    There are approximately 1,650 employees in the Recreation segment and 2,300 employees in the Marine segment who are represented by labor unions. The Company believes that relations with these labor unions are good.

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

    The Company's plants are operating at approximately 76 percent of current capacity.

    The Company's headquarters and most of its principal plants are owned by the Company.

    The two Texas plants, where Igloo coolers, ice chests and thermoelectric cooler/warmer products are manufactured, are leased. One of these leases expires in 2003; the other expires in 2004 and has renewal terms extending to 2029 with an option to purchase.

    Three plants where bicycles are manufactured are leased. The bicycle plant in Effingham, Illinois is leased until 2003 with renewal terms extending to 2013 and with an option to purchase. The plant in Olney, Illinois is leased until 2001 with renewal terms extending to 2026. The plant in Ojinaga, Mexico is leased until 2007 with renewal options to 2017 and an option to purchase.

    The offices and warehouse for the American Camper business in Lenexa, Kansas are leased until 2004 with renewal options to 2014. Two plants which manufacture sleeping bags are leased. The sleeping bag plant in Haleyville, Alabama is leased until 2007 with renewal options to 2017 and an option to purchase. The plant in St. George, Utah is leased until 1999, with a renewal option until 2002.

    The principal warehouse for the Life Fitness Division in Franklin Park, Illinois is leased through 2011 with an option to purchase in December of 1998, 1999 and 2000. Some bowling recreation centers, four small plants, two test facilities and an overseas distribution center are also leased.

    The Company's primary facilities are in the following locations:

MERCURY MARINE GROUP

    Placida and St. Cloud, Florida; Stillwater, Oklahoma; Fond du Lac, Hartford and Milwaukee, Wisconsin; Juarez, Mexico; and Petit Rechain, Belgium.

US MARINE DIVISION

    Tallahassee, Florida; Valdosta, Georgia; Cumberland and Salisbury, Maryland; Pipestone, Minnesota; Miami and Claremore, Oklahoma; Roseburg, Oregon; Dandridge, Tennessee; and Arlington and Spokane, Washington.

SEA RAY GROUP

    Phoenix, Arizona; Edgewater, Merritt Island, Sykes Creek and Palm Coast, Florida; Bucyrus, Ohio; and Knoxville, Riverview and Vonore, Tennessee.

BRUNSWICK OUTDOOR RECREATION GROUP

    Haleyville, Alabama; Olney and Effingham, Illinois; Lenexa, Kansas; Starkville, Mississippi; Tulsa, Oklahoma; Coatesville, Pennsylvania; Houston, Katy and Lancaster, Texas; St. George, Utah; Delavan, Wisconsin; and Ojinaga, Mexico.

BRUNSWICK INDOOR RECREATION GROUP

    Lake Bluff, Illinois; Des Moines, Iowa; Muskegon, Michigan; Bristol, Wisconsin; Stockach, Germany; and 126 bowling centers and five family entertainment centers in the United States, Canada, Europe and Brazil.

LIFE FITNESS DIVISION

    Paso Robles, California; Franklin Park, Illinois; Falmouth, Kentucky; and Ramsey, Minnesota.

ITEM 3.  LEGAL PROCEEDINGS

    CONCORD BOAT CORPORATION, ET AL. V. BRUNSWICK CORPORATION. In December 1995, Independent Boat Builders, Inc., a boat materials buying group, and 24 of its boat building members, brought suit against the Company in the United States District Court for the Eastern District of Arkansas. As amended, the Complaint alleges that the Company has, as a result of boat company acquisitions and various business practices, unlawfully acquired and maintained a monopoly in the domestic sterndrive marine engine market, and has attempted to monopolize the domestic outboard engine market and sterndrive and outboard recreational boat markets. The Plaintiffs also allege that the Company breached a sterndrive engine purchasing contract with Plaintiffs, and the implied covenant of good faith and fair dealing, and engaged in fraudulent misrepresentations. The Plaintiffs seek an injunction requiring the Company to divest its boat manufacturing operations and to cease the alleged unlawful business practices, as well as actual and treble damages, punitive damages, attorneys' fees and costs. Although no amount of damages is specified in the complaint, Plaintiffs have recently asserted that actual damages are approximately $78 million.

    The Company has answered the Complaint denying liability and asserting various defenses. In addition, the Company has asserted a counterclaim against the Plaintiffs alleging that the Plaintiffs have conspired to restrain trade in violation of Federal antitrust laws by, among other things, engaging in an illegal group boycott of the Company's products and that several of the Plaintiffs have engaged in fraudulent conduct with respect to their purchases of sterndrive engines. The counterclaim seeks injunctive relief, actual and treble damages, attorneys' fees and costs.

    Discovery has been completed and trial is set to commence April 13, 1998. The Company believes, based upon its assessment of the Complaint as amended and in consultation with counsel, that this litigation is without merit and intends to defend itself and pursue its counterclaim vigorously.

    In December 1996, the Internal Revenue Service notified the Company that it allocated $190.0 million in short-term capital gains and $18.1 million in ordinary income to the Company and its subsidiaries for 1990 and 1991 in connection with two partnership investments by the Company. The IRS alleges that these investments lacked economic substance, were prearranged and predetermined, and had no legitimate business purpose. The Company strongly disagrees with the IRS position, and on January 23, 1997, the Company filed petitions in the United States Tax Court contesting the IRS allocations. This case has been scheduled for trial in September 1998. If the IRS were to prevail, the Company would owe the IRS approximately $60 million in taxes, plus accrued interest. The Company intends to defend itself vigorously and does not believe that this case will have an unfavorable impact on the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE COMPANY

    The Company's executive officers are listed in the following table:

OFFICER                                               PRESENT POSITION                             AGE
-------------------------------------------------------------------------------------------------  ---
P. N. Larson*.............. Chairman and Chief Executive Officer                                   58
P. B. Hamilton*............ Senior Vice President and Chief Financial Officer                      51
M. D. Allen................ Vice President, General Counsel and Secretary                          52
G. W. Buckley*............. Corporate Vice President and President--Mercury Marine Group           50
K. J. Chieger.............. Vice President--Corporate and Investor Relations                       49
J. W. Dawson*.............. Corporate Vice President and President--Brunswick Outdoor Recreation   63
                             Group
F. J. Florjancic, Jr.* .... Corporate Vice President and President--Brunswick Indoor Recreation    51
                             Group
D. E. Lyons*............... Vice President--Strategic Business Development                         57
R. S. O'Brien.............. Vice President and Treasurer                                           48
V. J. Reich................ Vice President and Controller                                          40
J. A. Schenk............... Vice President--Acquisitions                                           55
R. L. Sell................. Vice President and Chief Information Officer                           47
K. B. Zeigler.............. Vice President and Chief Human Resources Officer                       49
J. P. Zelisko.............. Vice President--Tax                                                    47
W. J. Barrington*.......... President--Sea Ray Group                                               47
A. L. Nieto................ President--Life Fitness Division                                       40
J. R. Patterson*........... President--US Marine Division                                          50

------------------------

*   Members of the Operating Committee

    There are no family relationships among these officers. The term of office of all elected officers expires April 22, 1998. The Group and Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

    PETER N. LARSON has been Chairman and Chief Executive Officer of the Company since 1995. He was Executive Officer, Johnson & Johnson, a leading health care company, from 1991 to 1995, where he served as Chairman of the Worldwide Consumer and Personal Care Group and was a member of the Executive Committee and the Board of Directors.

    PETER B. HAMILTON has been Senior Vice President and Chief Financial Officer since 1995. He was Vice President and Chief Financial Officer, Cummins Engine Company, Inc., a leading worldwide designer and manufacturer of diesel engines and related products, from 1988 to 1995.

    MARY D. ALLEN has been Vice President, General Counsel and Secretary since 1997. She was Executive Vice President, General Counsel and Secretary, Hartmarx Corporation, a clothing manufacturer, from 1994 to 1997, and Senior Vice President, JMB Realty Corp., a real estate investment firm, from 1987 to 1994.

    GEORGE W. BUCKLEY has been Corporate Vice President and President--Mercury Marine Group since 1997. He was President of the U.S. Electrical Motors Division of Emerson Electric Co., a manufacturer of electrical, electronic, and electromagnetic products ("Emerson"), from 1996 to 1997, and he was President of Emerson's Automotive and Precision Motors Division from 1994 to 1996. He was Emerson's Chief Technology Officer for Motors, Drives and Appliance Components from 1993 to 1994.

    KATHRYN J. CHIEGER has been Vice President--Corporate and Investor Relations of the Company since 1996. She was Vice President--Corporate Affairs of Gaylord Container Corporation, a paper manufacturer ("Gaylord"), from 1994 to 1996 and Director of Corporate Affairs of Gaylord from 1989 to 1994.

    JIM W. DAWSON has been Corporate Vice President since 1994, and President--Brunswick Outdoor Recreation Group since 1996. He was
President--Zebco Division from 1989 to 1996.

    FREDERICK J. FLORJANCIC, JR. has been Corporate Vice President since 1988, and President--Brunswick Indoor Recreation Group since 1995. He was President--Brunswick Division from 1988 to 1995.

    DUDLEY E. LYONS has been Vice President--Strategic Business Development since 1997. From 1992 to 1997 he was President of the Management Consulting Group of Marketing Corporation of America, a management consulting, sales promotion and market research firm.

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

    JAMES A. SCHENK has been Vice President--Acquisitions since 1998. He was Staff Vice President-- Acquisitions and Alliances from 1997 to 1998 and Staff Vice President--Corporate Planning from 1996 to 1997. He was Corporate Director of Planning and Development of the Company from 1988 to 1996.

    ROBERT L. SELL has been Vice President and Chief Information Officer of the Company since 1998. From 1996 to 1997 he was Vice President--Information Technology of Coors Brewing Company, a manufacturer and distributor of beer and other malt beverages ("Coors"), and from 1989 to 1996 he was Director of Applications for Information Technology of Coors.

    KENNETH B. ZEIGLER has been Vice President and Chief Human Resources Officer of the Company since 1995. He was Senior Vice President, The Continental Corporation, a property and casualty insurance holding company, from 1992 to 1995.

    JUDITH P. ZELISKO has been Vice President--Tax since 1998. She was Staff Vice President--Tax from 1996 to 1998 and was Director of Tax and Assistant Vice President from 1983 to 1996.

    WILLIAM J. BARRINGTON has been President--Sea Ray Group since 1989.

    AUGUSTINE L. NIETO has been President--Life Fitness Division since the Company acquired it in 1997. He co-founded Life Fitness in 1977 and had been its President since 1987.

    J. ROGER PATTERSON has been President--US Marine Division since 1997. From 1992 to 1997 he was General Manager of the Outboard Business Unit of the Mercury Marine Group.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's common stock is traded on the New York, Chicago, Pacific, and London Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 18 on page 49 and 50. As of December 31, 1997, there were approximately 16,200 shareholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    Net sales, net earnings, basic and diluted earnings per common share, cash dividends declared per common share, assets of continuing operations, long-term debt and other financial data are shown in the Six-Year Financial Summary on page 51 and 52.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis is presented on pages 15 to 21.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements are set forth on pages 22 to 50 and are listed in the index on page 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the directors of the Company is set forth on pages 2-4 of the Company's definitive Proxy Statement dated March 24, 1998, (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on April 22, 1998. All of the foregoing information is hereby incorporated by reference. The Company's executive officers are listed herein on pages 7 and 8.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to executive compensation is set forth on pages 5-20 of the Proxy Statement and is hereby incorporated by reference.

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

EXHIBITS

 EXHIBITS
-----------
      3.1    Restated Certificate of Incorporation of the Company filed as Exhibit 19.2 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1987, and hereby incorporated by reference.

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

      4.3    Form of the Company's $250,000,000 principal amount of 6 3/4% Notes due December 15, 2006, filed as
             Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 1996, and hereby incorporated by reference.

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

     10.2*   Amendment dated October 24, 1989, to Employment Agreement by and between the Company and Jack F.
             Reichert filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1989, and hereby incorporated by reference

     10.3*   Supplemental Agreement to Employment Agreement dated December 30, 1986, by and between the Company and
             Jack F. Reichert filed as Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, and hereby incorporated by reference.

 EXHIBITS
-----------
     10.4*   Amendment dated February 12, 1991, to Employment Agreement by and between the Company and Jack F.
             Reichert filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for 1990 and hereby incorporated by reference.

     10.5*   Amendment dated March 20, 1992, to Employment Agreement by and between the Company and Jack F. Reichert filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for 1992 and hereby incorporated by reference.

     10.6*   Amendment dated December 15, 1992, to Employment Agreement by and between the Company and Jack F.
             Reichert filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1992 and hereby incorporated by reference.

     10.7*   Amended and Restated Employment Agreement dated February 3, 1997, by and between the Company and Peter
             N. Larson filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for 1996 and hereby incorporated by reference.

     10.8*   Employment Agreement dated December 1, 1995, by and between the Company and Peter B. Hamilton filed as
             Exhibit 10.8 to the Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

     10.9*   Form of Employment Agreement by and between the Company and each of M. D. Allen, W. J. Barrington, K. J.
             Chieger, J. W. Dawson, F. J. Florjancic, Jr., P. B. Hamilton, R. S. O'Brien, V. J. Reich, J. A. Schenk,
             and K. B. Zeigler, filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

     10.10*  1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company's definitive Proxy
             Statement dated March 25, 1994, for the Annual Meeting of Stockholders on April 27, 1994, and hereby incorporated by reference.

     10.11*  1995 Stock Plan for Non-Employee Directors filed as Exhibit B to the Company's definitive Proxy
             Statement dated March 19, 1996, for the Annual Meeting of Stockholders on April 24, 1996, and hereby incorporated by reference.

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

     10.15*  Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, J. L.
             Bleustein, M. J. Callahan, M. A. Fernandez, P. Harf, G. D. Kennedy, J. W. Lorsch, R. P. Mark, B. Martin
             Musham, K. Roman and R. W. Schipke filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1986, and hereby incorporated by reference.

     10.16*  Indemnification Agreement dated September 16, 1986, by and between the Company and J. F. Reichert filed as Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

 EXHIBITS
-----------
     10.17*  Indemnification Agreement dated April 1, 1995, by and between the Company and P. N. Larson filed as
             Exhibit 10.17 to the Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

     10.18*  Indemnification Agreement by and between the Company and each of M. D. Allen, W. J. Barrington, K. J.
             Chieger, J. W. Dawson, F. J. Florjancic, Jr., P. B. Hamilton, R. S. O'Brien, V. J. Reich, J. A. Schenk,
             and K. B. Zeigler filed as Exhibit 19.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

     10.19*  1991 Stock Plan filed as Exhibit A to the Company's definitive Proxy Statement dated March 19, 1996, for the Annual Meeting of Stockholders on April 24, 1996 and hereby incorporated by reference.

     10.20*  Change in Control Severance Plan filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for
             1989 and hereby incorporated by reference.

     10.21*  Brunswick Performance Plan for 1997 filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K
             for 1996 and hereby incorporated by reference.

     10.22*  Brunswick Performance Plan for 1998.

     10.23*  Brunswick Strategic Incentive Plan for 1995-1997 filed as Exhibit 10.23 to the Company's Annual Report on form 10-K for 1993 and hereby incorporated by reference.

     10.24*  Brunswick Strategic Incentive Plan for 1996-1997 filed as Exhibit 10.24 to the Company's Annual Report on form 10-K for 1995 and hereby incorporated by reference.

     10.25*  Brunswick Strategic Incentive Plan for 1997-1998 filed as Exhibit 10.25 to the Company's Annual Report on form 10-K for 1996 and hereby incorporated by reference.

     10.26*  Brunswick Strategic Incentive Plan for 1998-1999.

     10.27*  1997 Stock Plan for Non-Employee Directors.

     10.28*  Elective Deferred Compensation Plan.

     10.29*  Automatic Deferred Compensation Plan.

     10.30*  Employment Agreement dated July 1, 1997 by and between the Company and Augustine Nieto

     12      Statement regarding computation of ratio of earnings to fixed charges.

     21.1    Subsidiaries of the Company.

     23.1    Consent of Independent Public Accountants is on page 53 of this Report.

     24.1    Powers of Attorney.

     27.1    Financial Data Schedule.

     27.2    Restated Financial Data Schedule.

------------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.

    B)  REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BRUNSWICK CORPORATION

March 26, 1998                  By:  Victoria J. Reich
                                     VICE PRESIDENT AND CONTROLLER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE
------------------------------  --------------------------
       PETER N. LARSON          Chairman and Chief
                                  Executive Officer
                                  (Principal Executive
                                  Officer) and Director

      PETER B. HAMILTON         Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial
                                  Officer)

      VICTORIA J. REICH         Vice President and
                                  Controller (Principal
                                  Accounting Officer)

      NOLAN D. ARCHIBALD                 Director

     JEFFREY L. BLEUSTEIN                Director

     MICHAEL J. CALLAHAN                 Director

     MANUEL A. FERNANDEZ                 Director

          PETER HARF                     Director

      GEORGE D. KENNEDY                  Director

        JAY W. LORSCH                    Director

       REBECCA P. MARK                   Director

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

March 26, 1998                                   Victoria J. Reich

                             BRUNSWICK CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                  PAGE
                                                                                  ----
Management's Discussion and Analysis............................................   15
Report of Management............................................................   22
Report of Independent Public Accountants........................................   22
Consolidated Statements of Income 1997, 1996 and 1995...........................   23
Consolidated Balance Sheets December 31, 1997 and 1996..........................   24
Consolidated Statements of Cash Flows 1997, 1996 and 1995.......................   26
Notes to Consolidated Financial Statements 1997, 1996 and 1995..................   27
Six-Year Financial Summary......................................................   51
Consent of Independent Public Accountants.......................................   53
Schedule II--Valuation and Qualifying Accounts 1997, 1996 and 1995..............   54

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

    Financial results for 1997 reflect successful implementation of the Company's growth strategies: building its businesses through product innovation, line extensions and acquisitions; strengthening its customer connection through aggressive marketing; and improving its operating margins through synergies and effective cost management.

    In 1997, the Company achieved record earnings of $214.2 million, excluding the strategic charge and the cumulative effect of an accounting change discussed below, resulting from sales growth of 15.7 percent to an all-time high of $3.66 billion and a 0.5 point improvement in operating margins to 10.1 percent. Operating earnings, excluding the strategic charge, increased 21.2 percent to $369.3 million. Recreation segment sales comprised 35 percent of the Company's total sales in 1997 versus 28 percent in 1996 and 26 percent in 1995.

INVESTMENTS

    Acquisitions have played a significant role in the Company's strategic growth. With the purchase of Life Fitness cardiovascular and strength training equipment on July 9, 1997, and Hammer Strength plate-loaded strength training equipment on November 13, 1997, the Company entered the growing commercial and high-end consumer fitness equipment markets. Subsequent to year end, the Company added ParaBody multistation gyms, benches and racks to its other leading exercise equipment brands.

    In the Brunswick Outdoor Recreation Group, the Company expanded the scope of its product offerings and added leading brands through the acquisition of Igloo coolers and ice chests on January 3, 1997, Hoppe's hunting accessories on March 7, 1997, and Mongoose bicycles on April 28, 1997. In the Brunswick Indoor Recreation Group, the Company acquired DBA Products bowling lane supplies on November 20, 1997, to expand its offerings in this category.

    Other acquisitions completed in 1996 affect the comparability of the 1997 results with 1996 and 1995. In the Recreation segment, these transactions consisted of American Camper acquired on March 8, 1996, and Roadmaster bicycles acquired on September 6, 1996. In the Marine segment, the Company acquired Boston Whaler offshore fishing boats on May 31, 1996.

    During 1997, the Company continued to increase its capital spending to drive new product development, expand existing product lines and improve production efficiencies. The Company's capital expenditures over the past three years were $190.5 million in 1997, $169.9 million in 1996 and $118.0 million in 1995.

    The benefits of increased capital investment and a continued focus on cost management have yielded improved operating margins. Operating margins improved for the sixth consecutive year, excluding unusual charges, reaching 10.1 percent in 1997. A portion of the savings generated from cost management actions were used to increase marketing and promotional activities and invest in research and development spending which helped drive demand for the Company's products.

    The Company continues to actively pursue cost management opportunities and in 1997 initiated strategic actions which are expected to contribute to future margin improvement.

STRATEGIC CHARGE

    During the third quarter of 1997, the Company announced a strategic initiative to streamline its operations and improve global manufacturing costs. The initiative includes the termination of development efforts on a line of personal watercraft; closing boat plant manufacturing facilities in Cork, Ireland and Miami, Oklahoma; centralizing European marketing and customer service in the Marine segment; outsourcing the manufacture of certain components in the Company's bowling division; consolidating fishing reel manufacturing; and other actions directed at manufacturing rationalization, product profitability improvements and general and administrative expense efficiencies. Management anticipates that these actions will be substantially completed by the end of 1998.

    Included in the Company's financial results for the third quarter and full year 1997 was a $98.5 million ($63.0 million after tax) charge to operating earnings to cover exit costs related to the strategic initiative. The charge consisted of $74.7 million recorded in the Marine segment and $23.8 million recorded in the Recreation segment.

    The benefits from the above actions did not have a material effect on the Company's 1997 financial results. The Company expects that the aggregate pretax savings will total $55 million to $60 million over the next three years. These estimates are dependent on the timing of the programs along with the ability to achieve the financial performance objectives.

RESULTS OF OPERATIONS

    CONSOLIDATED

    The following table sets forth certain ratios and relationships calculated from the consolidated statements of income:

                                                                        1997   1996   1995
                                                                        -----  -----  -----
PERCENTAGE INCREASES IN
  Net sales...........................................................  15.7%   8.7%  12.1%
  Operating earnings(1)...............................................  21.2%  18.0%  24.8%
  Earnings from continuing operations(1)..............................  15.3%  17.6%  24.3%
  Diluted earnings per share from continuing operations(1)............  13.8%  14.6%  23.3%
EXPRESSED AS A PERCENTAGE OF NET SALES
  Gross margin........................................................  28.3%  27.7%  27.8%
  Operating margin(1).................................................  10.1%   9.6%   8.9%

------------------------

(1) Results from continuing operations exclude the $98.5 million ($63.0 million after tax) strategic charge recorded in 1997 and a restructuring charge of $40.0 million ($24.4 million after tax) recorded in 1995.

    Sales increased 15.7 percent or $497.1 million in 1997 and 8.7 percent or $254.0 million in 1996 versus the prior year. In 1997, the Recreation segment added $397.6 million, a 45.5 percent increase, and the Marine segment recorded a
4.4 percent sales increase of $99.5 million. These increases reflect the effect of revenues from the companies acquired in 1996 and 1997 and growth in marine and fishing equipment sales and bowling center revenues. In 1996, the Recreation segment added $113.8 million, a 15.0 percent increase, and the Marine segment recorded a 6.5 percent sales increase of $140.2 million. These increases reflect growth in sales of higher-priced large boats and the effect of revenues from the companies acquired in 1996.

    The Company's 1997 international sales increased 10.1 percent versus 1996 to $863.1 million. Several factors favorably influenced this growth including the acquisitions noted above. The comparison of 1997 sales levels to 1996 was negatively impacted by the strengthening of the U.S. dollar versus the currencies of key international markets. Sales to Europe and the Pacific Rim were 40 percent and 31 percent, respectively, of total 1997 international sales. Sales of marine products and bowling equipment continue to comprise the majority of international sales. In 1996, sales into international markets declined 1.7 percent to $784.2 million in 1996 from $797.4 million in 1995.

    The Company's gross margin percentage improved to 28.3 percent in 1997 from
27.7 percent in 1996 and 27.8 percent in 1995. The gains in 1997 reflect productivity enhancements, an improved sales mix and the impact of the newly acquired Life Fitness business. The slight decline in 1996 includes the effects of cost increases, which offset the benefits of productivity enhancements and product innovations.

    Acquisitions and investments in marketing activities resulted in a $92.3 million increase in selling, general and administrative expenses in 1997. Selling, general and administrative expenses as a percentage of sales was 15.8 percent in 1997, 15.3 percent in 1996 and 15.9 percent in 1995. The increase in 1997 was the result of normal operating expense levels of acquired businesses and increased investments in marketing activities, while cost management activities favorably impacted the comparisons of both 1997 and 1996 to the prior years.

    In 1997, a 21.2 percent increase in operating earnings was achieved on a
15.7 percent sales gain improving operating margins to 10.1 percent. Earnings from continuing operations increased 15.3 percent in 1997, 17.6 percent in 1996 and 24.3 percent in 1995. These comparisons exclude the effects of the 1997 strategic charge and 1995 restructuring charge.

    The Company's effective tax rate was 36.0 percent in 1997 and 1996 versus
35.5 percent in 1995. Between 1997, 1996 and 1995, weighted-average common shares outstanding used to calculate basic earnings per share increased to 99.2 million from 98.3 million and 95.9 million, respectively, reflecting stock issued under compensation plans and stock purchased by the Company's defined benefit plan in 1995. In the same periods, weighted-average common shares used to calculate diluted earnings per share increased to 100.3 million from 98.8 million and 96.2 million, respectively, primarily due to the afore-mentioned issuances of Company stock along with the effect of stock appreciation on employee stock options.

    Excluding the strategic/restructuring charges and the cumulative effect of the accounting change discussed below, diluted earnings per share from continuing operations were $2.14, $1.88 and $1.64 in 1997, 1996 and 1995, respectively. Net earnings per diluted share were $1.50 in 1997 compared with $1.88 in 1996 and $1.32 in 1995.

    NEW ACCOUNTING PRONOUNCEMENTS--In the fourth quarter of 1997, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," which replaces the presentation of primary earnings per share with basic earnings per share and requires the presentation of diluted earnings per share. The Company's historical results have been restated to conform with this presentation.

    In the fourth quarter of 1997, the Company adopted the provisions of EITF 97-13 which requires that all previously capitalized business process re-engineering costs associated with internal-use software development be expensed in the period. The adoption of this principle resulted in a charge for the cumulative effect of a change in accounting principle in the fourth quarter of 1997 totaling $0.7 million relating to prior years and the recognition of $2.5 million of operating expense in the Marine segment for amounts capitalized in the first three quarters of 1997.

    OTHER--Other items affecting the results of operations of the Company for the past three years include a $40.0 million restructuring charge recorded in the second quarter of 1995 that reduced earnings from continuing operations by $24.4 million and diluted earnings per share by $0.26. The charge included $25.8 million recorded in the Recreation segment relating to the divestitures of the Circus World and golf shaft businesses, and $14.2 million for management transition costs included in Corporate expenses.

    The Company accounted for its divested freshwater fishing boat units and the Technical segment as discontinued operations. In 1995, the Company recorded an after-tax charge of $7.0 million, or $0.07 per diluted share, relating to the disposition of the Technical Group.

RECREATION SEGMENT

    The following table sets forth Recreation segment results:

                                                                                    1997       1996        1995
                                                                                  ---------  ---------  -----------
                                                                                        (DOLLARS IN MILLIONS)
Net sales.......................................................................  $ 1,270.6  $   873.0  $    759.2
Percentage increase.............................................................       45.5%      15.0%        7.0%
                                                                                  ---------  ---------  -----------
Operating earnings(1)...........................................................  $   140.6  $    86.1  $     76.4
Percentage increase (decrease)(1)...............................................       63.3%      12.7%       (7.7)%
                                                                                  ---------  ---------  -----------
Operating margin(1).............................................................       11.1%       9.9%       10.1%
                                                                                  ---------  ---------  -----------
Capital expenditures............................................................  $    62.4  $    52.7  $     31.1
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

------------------------

(1) Excludes the effects of a $23.8 million strategic charge recorded in 1997 and a $25.8 million restructuring charge recorded in 1995.

    In 1997, Recreation segment sales increased 45.5 percent to $1,270.6 million compared with 1996. These gains reflect the contribution of the aforementioned businesses acquired in 1996 and 1997, along with improved performance in the fishing tackle business and higher bowling center revenues. Results for 1997 include lower than expected sales for the bicycle and camping businesses as the Company experienced softness in demand for these products. The Company continues to focus on cost reduction along with marketing and promotion activities to improve sales volumes and the profitability of these businesses.

    Operating earnings, excluding the effects of the strategic charge as previously described, increased 63.3 percent to $140.6 million. These gains reflect the contribution of the acquisitions discussed previously along with operating margin improvements. Operating margins for the segment, excluding the effects of the strategic charge, increased 1.2 points to 11.1 percent due to the benefits from effective cost management and acquisition integration. Including the strategic charge of $23.8 million, the Recreation segment reported a 35.7 percent increase in operating earnings to $116.8 million in 1997 compared with $86.1 million in 1996.

    Recreation segment sales increased 15.0 percent to $873.0 million in 1996 while operating earnings, excluding the effects of the 1995 restructuring charge, increased 12.7 percent to $86.1 million. These gains reflect the contribution of the acquisitions discussed previously, partially offset by a decline in the sale of bowling capital equipment into East Asian markets. Operating margins for the segment declined slightly to 9.9 percent in 1996 from
10.1 percent in 1995, excluding the 1995 restructuring charge, reflecting the effects of retail inventory reductions in fishing tackle and lower margins experienced in acquired businesses as full benefits of integration activities had not yet been realized.

MARINE SEGMENT

    The following table sets forth Marine segment results:

                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                      (DOLLARS IN MILLIONS)
Net sales......................................................................  $ 2,386.8  $ 2,287.3  $ 2,147.1
Percentage increase............................................................        4.4%       6.5%      14.0%
                                                                                 ---------  ---------  ---------
Operating earnings(1)..........................................................  $   268.9  $   260.5  $   229.6
Percentage increase(1).........................................................        3.2%      13.5%      33.1%
                                                                                 ---------  ---------  ---------
Operating margin(1)............................................................       11.3%      11.4%      10.7%
Capital expenditures...........................................................  $   120.1  $   105.2  $    85.2
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

------------------------

(1) Excludes the effect of a $74.7 million strategic charge recorded in 1997.

    The Marine segment posted sales gains of 4.4 percent in 1997 as a result of successful marketing programs; an improved sales mix of larger, higher-margin cruisers and yachts; and increased sales of sterndrive and high-performance engines and marine parts and accessories. The Company's strong position in high-end boats has helped offset the weaker markets for smaller boats and outboard engines.

    Operating earnings in 1997, excluding the impact of the strategic charge, increased 3.2 percent to $268.9 million reflecting the benefits of effective cost management and an improved sales mix. Operating margins, excluding the strategic charge, were 11.3 percent in 1997 compared to 11.4 percent in 1996. The slight decline in operating margins in 1997 resulted from increased marketing spending along with process re-engineering costs associated with the systems development projects previously capitalized during 1997, which were expensed, and higher costs associated with the introduction of low-emission outboard engines. Additionally, lower small-boat sales volumes and new product start-up costs adversely affected margins in the Company's boat operations. Operating earnings for the segment, including the $74.7 million strategic charge recorded in 1997, were $194.2 million in 1997, $260.5 million in 1996 and $229.6 million in 1995.

    In 1996, the segment's sales improved 6.5 percent as a result of effective marketing programs, investment in new products and acquisitions. The increase was partially offset by a decline in outboard engine sales, as inclement weather dampened retail and wholesale activity, and field inventories were adjusted in the first half of 1996 versus 1995. The improvement in operating margins between 1996 and 1995 resulted from effective cost management and increased investments in product and process improvements.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

    Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

    Cash and cash equivalents totaled $85.6 million at the end of 1997 down from $238.5 million in 1996. In 1997, net cash provided by operating activities of $261.7 million and net cash provided by financing activities of $147.9 million were more than offset by net cash used for investing activities of $562.5 million primarily for acquisitions and capital expenditures.

    Net cash provided by operating activities totaled $261.7 million in 1997 compared with $395.8 million in 1996 and $278.4 million in 1995. The primary components of net cash provided by operating activities include the Company's net earnings adjusted for noncash revenues and expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels. The change in net cash provided by operating activities between 1997 and 1996 reflected investments in working capital by newly acquired businesses for seasonal needs and new product introductions, partially offset by stronger operating results. Cash spending associated with the strategic charge totaled $16.1 million in 1997. Cash spending in 1995 included $42.2 million of contributions to the Company's defined benefit plans.

    During 1997, the Company invested $190.5 million in capital expenditures, compared with $169.9 million in 1996 and $118.0 million in 1995. The $20.6 million increase between 1997 and 1996 reflects the Company's continued emphasis on investing to achieve improved production efficiencies and product quality, growth from new products and expansion of existing product lines. The 1998 capital expenditures budget is approximately $200 million, principally for growth and productivity initiatives. A significant portion of the 1998 capital expenditures budget is dedicated to substantially upgrading information systems capabilities company wide.

    The Company invested $515.4 million in 1997 to acquire various businesses including Igloo coolers and ice chests, Mongoose bicycles, Hoppe's hunting accessories, Life Fitness and Hammer Strength exercise equipment, and DBA Products bowling lane supplies. In 1996, the Company invested $360.6 million to acquire various businesses including Roadmaster bicycles, American Camper and the Boston

Whaler line of boats. Management continues to evaluate acquisition opportunities to build the Company's active recreation business.

    Total debt at year-end 1997 was $754.8 million versus $568.0 million at the end of 1996, with debt-to-capitalization ratios at those dates of 36.5 percent and 32.2 percent, respectively. On April 1, 1997, the Company used cash to retire $100.0 million of 8.125 percent notes maturing on that date. On July 9, 1997, the Company used proceeds from commercial paper borrowings along with cash from operations to pay for the acquisition of Life Fitness. On August 4, 1997, the Company sold $200.0 million of 7.125 percent notes due August 1, 2027. The proceeds from the sale of the notes were used to retire a portion of the commercial paper issued to finance the acquisition of Life Fitness.

    On October 21, 1997, the Company announced a program to repurchase systematically up to five million shares of common stock in open market transactions to offset shares the Company expects to issue under its stock option and other compensation plans. These repurchases will be funded with cash generated from operations and short-term borrowings as required. The Company repurchased 0.3 million shares for $8.4 million in 1997.

    The Company's financial flexibility and access to capital markets results from its strong balance sheet, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company has $400.0 million available under a long-term credit agreement with a group of banks (see
Note 9-Debt) and $150.0 million under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

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

LOOKING TO THE FUTURE

    The Company's future performance will be influenced by a number of factors. Revenues and earnings may be affected by changes in domestic and international market conditions in active recreation including the effect of economic conditions in Asia on the Company's businesses. The Company will emphasize product innovation, line extensions and acquisitions, marketing initiatives and cost management efforts to further enhance its financial performance. The Company will continue to benefit from the acquisitions completed in 1996 and 1997.

    ENGINE EMISSIONS REGULATIONS. U.S. Environmental Protection Agency (EPA) regulations require that certain exhaust emissions from two-cycle, gasoline marine outboard engines be reduced by 8.3 percent each year for nine years beginning with the 1998 model year. The Company is implementing a plan that meets the EPA compliance schedule. It includes both modifying automotive fuel injection technology for marine use and converting certain two-cycle engines to four-cycle engines. Costs associated with the introduction of low-emission engines will continue to have an adverse effect on the Company's Marine segment operating margins.

    YEAR 2000. The Company continues to assess and address the impact of the Year 2000 issue on its businesses. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. The Company uses software and related technologies throughout its businesses and in its products that will be affected by this issue. The Company has completed its review of the information systems used in its internal business operations and its production processes. An assessment of the technology incorporated into the Company's products, and of the information systems of its customers and suppliers, is scheduled to be substantially completed by mid-1998. If changes addressing the Year 2000 issue are not made on a timely basis prior to the year 2000, the Company's internal financial and production operations may be hindered by the miscalculation of information and certain products may not function properly. This could have a material adverse effect on the Company's results of operations and financial condition.

    The Company is aggressively pursuing a Year 2000 compliance plan that combines fixing existing software and replacing systems as part of a company-wide systems upgrade project. A Year 2000 Project Office has been established to lead the initiatives that address areas with the potential of major business impact. The total cost of modifying existing software and related technologies has not been determined; however, based on preliminary information, the cost is currently not expected to be material to the Company's results of operations or financial condition. Costs associated with the company-wide systems upgrade are included in the Company's capital expenditures budget.

    NEW ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED. In 1997, the Financial Accounting Standards Board issued Statements No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures About Segments of an Enterprise and Related Information," which require adoption in 1998. Statement No. 130 requires companies to report certain transactions that result in a change in equity, such as foreign currency translation, unrealized gains and losses and minimum pension liability adjustments, as components of comprehensive income as part of the financial statements. Statement No. 131 requires companies to report segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. The Company intends to adopt these statements by December 31, 1998.

FORWARD LOOKING STATEMENTS

    Certain statements in this Annual Report are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Report. These risks include, but are not limited to, the ability to complete the planned strategic initiatives, Year 2000 actions and information systems initiatives within the time and cost estimated, economic conditions in Asia, adverse weather conditions retarding sales, inventory adjustments by major retailers, competitive pricing pressures, the ability to integrate acquisitions, the success of marketing and cost-management programs, and shifts in market demand for the Company's products.

                             BRUNSWICK CORPORATION
            REPORTS OF MANAGEMENT AND INDEPENDENT PUBLIC ACCOUNTANTS
                              REPORT OF MANAGEMENT

    The Company's management is responsible for the preparation, integrity and objectivity of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

    The Company's management maintains a system of internal controls that is designed to provide reasonable assurance, at reasonable cost, that assets are safeguarded and that transactions and events are recorded properly. The Company's internal audit program includes periodic reviews of these systems and controls and compliance therewith.

    The Audit and Finance Committee of the Board of Directors, comprised entirely of outside directors, meets regularly with the independent public accountants, management and internal auditors to review accounting, reporting and internal control matters. The Committee has direct and private access to both the internal and external auditors.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brunswick Corporation:

    We have audited the accompanying consolidated balance sheets of Brunswick Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 1998

                             BRUNSWICK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 FOR THE YEARS ENDED DECEMBER 31
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                 (IN MILLIONS, EXCEPT PER SHARE
                                                                                              DATA)
NET SALES......................................................................  $ 3,657.4  $ 3,160.3  $ 2,906.3
Cost of sales..................................................................    2,622.4    2,285.0    2,099.2
Selling, general and administrative expense....................................      576.3      484.0      460.9
Research and development expense...............................................       89.4       86.5       87.9
Strategic/restructuring charges................................................       98.5         --       40.0
                                                                                 ---------  ---------  ---------
OPERATING EARNINGS.............................................................      270.8      304.8      218.3
                                                                                 ---------  ---------  ---------
Interest expense...............................................................      (51.3)     (33.4)     (32.5)
Other income and expense.......................................................       16.7       18.9       21.0
                                                                                 ---------  ---------  ---------
EARNINGS BEFORE INCOME TAXES...................................................      236.2      290.3      206.8
Income tax provision...........................................................       85.0      104.5       73.2
                                                                                 ---------  ---------  ---------
EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE.......................................................................      151.2      185.8      133.6
Cumulative effect on prior years of change in accounting principle.............       (0.7)        --         --
Loss on disposition of Technical segment.......................................         --         --       (7.0)
Earnings from discontinued operations..........................................         --         --        0.6
                                                                                 ---------  ---------  ---------
    NET EARNINGS...............................................................  $   150.5  $   185.8  $   127.2
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
BASIC EARNINGS PER COMMON SHARE
Continuing operations before cumulative effect of accounting change............  $    1.52  $    1.89  $    1.39
Cumulative effect on prior years of change in accounting principle.............       (.01)        --         --
Loss on disposition of Technical segment.......................................         --         --       (.07)
Earnings from discontinued operations..........................................         --         --        .01
                                                                                 ---------  ---------  ---------
    Net earnings...............................................................  $    1.52  $    1.89  $    1.33
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
AVERAGE SHARES USED FOR COMPUTATION OF BASIC EARNINGS PER SHARE................       99.2       98.3       95.9
                                                                                 ---------  ---------  ---------
DILUTED EARNINGS PER COMMON SHARE
Continuing operations before cumulative effect of accounting change............  $    1.51  $    1.88  $    1.38
Cumulative effect on prior years of change in accounting principle.............       (.01)        --         --
Loss on disposition of Technical segment.......................................         --         --       (.07)
Earnings from discontinued operations..........................................         --         --        .01
                                                                                 ---------  ---------  ---------
    Net earnings...............................................................  $    1.50  $    1.88  $    1.32
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
AVERAGE SHARES USED FOR COMPUTATION OF DILUTED EARNINGS PER SHARE..............      100.3       98.8       96.2

        The notes are an integral part of these consolidated statements

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              AS OF DECEMBER 31
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
                                                                                             (IN MILLIONS, EXCEPT
                                                                                                 SHARE DATA)
CURRENT ASSETS
Cash and cash equivalents, at cost, which approximates market..............................  $    85.6  $   238.5
Marketable securities......................................................................         --        3.6
Accounts and notes receivable, less allowances of $20.7 and $17.2..........................      434.9      326.9
Inventories
  Finished goods...........................................................................      313.4      225.3
  Work-in-process..........................................................................      139.4      137.2
  Raw materials............................................................................      113.5       82.4
                                                                                             ---------  ---------
  Net inventories..........................................................................      566.3      444.9
                                                                                             ---------  ---------
Prepaid income taxes.......................................................................      210.7      184.4
Prepaid expenses...........................................................................       46.0       33.6
Income tax refunds receivable..............................................................       22.5        9.9
                                                                                             ---------  ---------
    Current assets.........................................................................    1,366.0    1,241.8
                                                                                             ---------  ---------
PROPERTY
Land.......................................................................................       68.7       65.0
Buildings..................................................................................      425.8      404.6
Equipment..................................................................................      830.8      744.6
                                                                                             ---------  ---------
    Total land, buildings and equipment....................................................    1,325.3    1,214.2
Accumulated depreciation...................................................................     (656.7)    (620.9)
                                                                                             ---------  ---------
    Net land, buildings and equipment......................................................      668.6      593.3
Unamortized product tooling costs..........................................................      114.4       92.1
                                                                                             ---------  ---------
    Net property...........................................................................      783.0      685.4
                                                                                             ---------  ---------
OTHER ASSETS
Unrestricted cash held for acquisition of Igloo Holdings, Inc..............................         --      143.0
Goodwill...................................................................................      726.4      352.4
Other intangibles..........................................................................      115.8      137.9
Investments................................................................................       87.5       87.5
Other long-term assets.....................................................................      162.7      154.4
                                                                                             ---------  ---------
    Other assets...........................................................................    1,092.4      875.2
                                                                                             ---------  ---------
    Total assets...........................................................................  $ 3,241.4  $ 2,802.4
                                                                                             ---------  ---------
                                                                                             ---------  ---------

        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                              AS OF DECEMBER 31
                                                                                             --------------------
                                                                                               1997       1996
                                                                                             ---------  ---------
                                                                                             (IN MILLIONS, EXCEPT
                                                                                                 SHARE DATA)
CURRENT LIABILITIES
Short-term debt, including current maturities of long-term debt............................  $   109.3  $   112.6
Accounts payable...........................................................................      252.9      202.4
Accrued expenses...........................................................................      586.0      516.1
                                                                                             ---------  ---------
    Current liabilities....................................................................      948.2      831.1
                                                                                             ---------  ---------
LONG-TERM DEBT
Notes, mortgages and debentures............................................................      645.5      455.4
                                                                                             ---------  ---------
DEFERRED ITEMS
Income taxes...............................................................................      144.3      155.6
Postretirement and postemployment benefits.................................................      137.3      131.7
Compensation and other.....................................................................       51.1       30.9
                                                                                             ---------  ---------
    Deferred items.........................................................................      332.7      318.2
                                                                                             ---------  ---------
COMMON SHAREHOLDERS' EQUITY
Common stock; authorized: 200,000,000 shares, $.75 par value;
  issued: 102,538,000 shares...............................................................       76.9       76.9
Additional paid-in capital.................................................................      308.2      302.0
Retained earnings..........................................................................    1,052.2      951.3
Treasury stock, at cost: 3,057,000 shares and 4,072,000 shares.............................      (59.0)     (75.4)
Cumulative translation adjustments.........................................................        0.1       11.2
Unamortized ESOP expense and other.........................................................      (63.4)     (68.3)
                                                                                             ---------  ---------
    Common shareholders' equity............................................................    1,315.0    1,197.7
                                                                                             ---------  ---------
    Total liabilities and shareholders' equity.............................................  $ 3,241.4  $ 2,802.4
                                                                                             ---------  ---------
                                                                                             ---------  ---------

        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE YEARS ENDED DECEMBER 31
                                                                                      -------------------------------
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
                                                                                               (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings........................................................................  $   150.5  $   185.8  $   127.2
Depreciation and amortization.......................................................      156.9      129.7      118.0
Changes in noncash current assets and current liabilities of continuing operations:
  Change in accounts and notes receivable...........................................      (57.1)     (26.9)     (34.6)
  Change in inventories.............................................................      (55.6)      24.2        2.7
  Change in prepaid expenses........................................................      (11.9)       2.4       (1.1)
  Change in accounts payable........................................................       25.9       11.7       (2.5)
  Change in accrued expenses........................................................      (40.9)       3.6        6.0
Income taxes........................................................................       (1.5)      35.2       25.6
Dividends received from equity investments..........................................        6.3       24.5        6.4
Strategic/restructuring charges.....................................................       98.5         --       40.0
Pension funding less than (in excess of) provision..................................        1.8        5.0      (33.3)
Other, net..........................................................................      (11.2)       0.6       12.5
Loss on discontinued operations.....................................................         --         --       11.5
                                                                                      ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................      261.7      395.8      278.4
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses..........................................................     (515.4)    (360.6)     (10.3)
Unrestricted cash held for acquisition of Igloo Holdings, Inc.......................      143.0     (143.0)        --
Capital expenditures................................................................     (190.5)    (169.9)    (118.0)
Proceeds from businesses disposed...................................................         --       24.1       22.0
Investments in marketable securities................................................        3.6        7.6        7.0
Payments advanced for long-term supply arrangements.................................      (12.3)     (44.9)        --
Other, net..........................................................................        9.1      (12.3)      (5.7)
                                                                                      ---------  ---------  ---------
NET CASH USED FOR INVESTING ACTIVITIES..............................................     (562.5)    (699.0)    (105.0)
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuances of short-term commercial paper and other short-term
  debt..............................................................................       94.9         --         --
Net proceeds from issuances of long-term debt.......................................      198.6      248.2         --
Payments of long-term debt..........................................................     (107.4)      (5.8)      (6.0)
Cash dividends paid.................................................................      (49.6)     (49.3)     (47.9)
Net proceeds from equity issuance to pension plan...................................         --         --       40.0
Stock repurchases...................................................................       (8.4)        --         --
Stock options exercised.............................................................       19.3        4.3        1.7
Other, net..........................................................................        0.5         --       (2.1)
                                                                                      ---------  ---------  ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES................................      147.9      197.4      (14.3)
                                                                                      ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents................................     (152.9)    (105.8)     159.1
Cash and cash equivalents at beginning of year......................................      238.5      344.3      185.2
                                                                                      ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR............................................  $    85.6  $   238.5  $   344.3
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid.......................................................................  $    44.9  $    32.7  $    34.2
Income taxes paid, net..............................................................       86.6       69.3       43.8
Treasury stock issued for compensation plans and other..............................       30.6       11.8       11.9

        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The Company's consolidated financial statements include the accounts of its significant domestic and foreign subsidiaries, after eliminating transactions between Brunswick Corporation and such subsidiaries. Investments in certain affiliates are reported using the equity method. Additionally, certain previously reported amounts have been reclassified to conform with current year presentations.

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

    INVENTORIES. Approximately 62 percent of the Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market (replacement cost or net realizable value). Inventories valued at last-in, first-out (LIFO) cost were $83.7 million and $83.6 million lower than the FIFO cost of inventories at December 31, 1997 and 1996, respectively. Inventory cost includes material, labor and manufacturing overhead.

    PROPERTY. Property, including major improvements and product tooling costs, is recorded at cost. Maintenance and repair costs are charged against results of operations as incurred. Depreciation is charged against results of operations over the estimated service lives of the related assets principally using the straight-line method.

    INTANGIBLES. The excess of cost over net assets of businesses acquired is recorded as goodwill and amortized using the straight-line method, principally over 40 years. Accumulated amortization was $59.4 million and $42.8 million at December 31, 1997 and 1996, respectively. The costs of other intangible assets are amortized over their expected useful lives using the straight-line method. Accumulated amortization was $317.0 million and $293.2 million at December 31, 1997 and 1996, respectively.

    LONG-LIVED ASSETS. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows or, in the case of goodwill, undiscounted operating earnings, over the remaining life of the asset in measuring whether the asset is recoverable.

    CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 1997, the Company adopted the consensus reached in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 97-13 that the cost of business process re-engineering associated with internal-use software development activities be expensed as incurred. The remaining unamortized portion of previously capitalized costs for these activities of $1.1 million ($0.7 million after tax) has been written off and reported as a cumulative effect on prior years of change in accounting principle.

    DERIVATIVES. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Board of Directors and are not used for trading or speculative purposes.

                             BRUNSWICK CORPORATION

    Gains and losses related to financial instruments qualifying as hedges are deferred and recognized in income, when the underlying transaction occurs. Gains and losses on instruments that do not qualify as hedges are recognized in income as incurred. The Company has terminated financial instruments in the past as a result of a change in the volume or characteristics of the transaction being hedged and has recognized or deferred the resulting gain or loss, as appropriate.

2.  EARNINGS PER COMMON SHARE

    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires presentation of basic and diluted earnings per common share. There is no difference in the earnings used to compute the Company's basic and diluted earnings per share. The difference in the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share is caused by potential common stock relating to employee stock options. The weighted-average number of shares of potential common stock was 1.1 million, 0.5 million and 0.3 million in 1997, 1996 and 1995, respectively.

3.  ACQUISITIONS

    On January 3, 1997, the Company acquired the stock of Igloo Holdings, Inc., the leading manufacturer and marketer of coolers and ice chests for approximately $152.1 million in cash which includes $9.8 million paid to certain management employees under stock option arrangements that existed prior to acquisition. On April 28, 1997, the Company purchased for approximately $20.9 million the inventory and trademarks of the Mongoose bicycle and parts business of Bell Sports Corp. and a three-year option to acquire up to 600,000 shares of Bell common stock for $7.50 per share. These operations have been included as part of the Brunswick Outdoor Recreation Group of the Recreation segment.

    On July 9, 1997, the Company purchased substantially all of the facilities, equipment, inventory and other assets of Life Fitness, a designer, manufacturer and marketer of the leading global brand of computerized cardiovascular and strength training fitness equipment for commercial use. The purchase price was approximately $314.9 million after post-closing adjustments, of which $12.8 million has been deferred pursuant to an incentive compensation plan in connection with the waiver of employee stock options granted by Life Fitness. Life Fitness has been included as part of the Recreation segment.

    In January 1997, the Company received an $8.2 million payment from Roadmaster Industries, Inc. in settlement of the final purchase price adjustment on the bicycle business purchased in September 1996, which reduced the final cash consideration paid for the business to $190.2 million.

    Other acquisitions in 1996 included the purchase of the Nelson/Weather-Rite camping division (now American Camper) of Roadmaster Industries, Inc. on March 8, 1996, for $119.2 million and the Boston Whaler line of boats from Meridian Sports on May 31, 1996, for $26.6 million.

    Cash consideration paid for other acquisitions totaled $48.5 million in 1997, $16.4 million in 1996 and $10.3 million in 1995.

    In addition to the cash consideration paid in 1997 and 1996 for these businesses, the Company assumed certain liabilities. The acquisitions were accounted for as purchases and resulted in goodwill of $388.5 million and $241.6 million in 1997 and 1996, respectively, that will be amortized using the straight-line method over 40 years. The assets and liabilities of the acquired companies have been recorded in the Company's consolidated financial statements at their estimated fair values at the acquisition dates. These estimates of fair value are subject to change when final information concerning asset and liability

                             BRUNSWICK CORPORATION
valuations is obtained. The operating results of each acquisition are included in the Company's results of operations since the date of acquisition.

    On a pro forma basis, the net sales (unaudited) of the Company would have been $3,759.9 million in 1997 and $3,671.9 million in 1996. These pro forma sales amounts assume that the acquisitions of Igloo, Life Fitness, Mongoose, Roadmaster, American Camper and Boston Whaler occurred at the beginning of each period presented. On a pro forma basis, the results of operations of the companies acquired would not have had a material effect on the Company's net earnings and earnings per share in 1997 or 1996.

4.  STRATEGIC/RESTRUCTURING CHARGES

    During the third quarter of 1997, the Company announced a strategic initiative to streamline its operations and improve global manufacturing costs. The initiative includes the termination of development efforts on a line of personal watercraft; closing boat plant manufacturing facilities in Cork, Ireland and Miami, Oklahoma; centralizing European marketing and customer service in the Marine segment; outsourcing the manufacture of certain components in the Company's bowling division; consolidating fishing reel manufacturing; and other actions directed at manufacturing rationalization, product profitability improvements and general and administrative expense efficiencies. Management anticipates that these actions will be substantially completed by the end of 1998. In the third quarter of 1997, the Company recorded a pretax charge of $98.5 million ($63.0 million after tax) to cover exit costs related to these actions. The charge consisted of $74.7 million recorded in the Marine segment and $23.8 million recorded in the Recreation segment.

    It is anticipated that these actions will result in the termination of approximately 900 hourly and salaried employees and will result in severance and related benefits totaling $32.6 million. During 1997, the Company completed severance actions covering approximately 600 of these employees. Spending related to these actions was $9.4 million in 1997, with some of the payments relating to the 1997 terminations to be made in 1998. Other components of the charge included asset disposition costs totaling $42.0 million. Other incremental costs related to exit activities were $23.9 million. In 1997, the Company's spending related to these activities totaled $6.7 million.

    In the second quarter of 1995, the Company recorded a restructuring charge of $40.0 million ($24.4 million after tax). The charge consisted of losses of $25.8 million recorded in the Recreation segment on the divestitures of the golf club shaft business, completed in the second quarter of 1996, and Circus World Pizza operations, completed in 1995. Also included were $14.2 million of management transition expenses including the costs of an early retirement and selective separation program at the Company's corporate office which was completed in 1995.

    The net sales and operating earnings (losses) (excluding divestiture provisions) of the divested golf club shaft and Circus World businesses for each of the two years ended December 31, 1996, were as follows:

                                                                  1996         1995
                                                               -----------  -----------
                                                                    (IN MILLIONS)
Net sales....................................................   $    10.2    $    21.0
Operating earnings (loss)....................................   $     1.4    $    (7.6)

5.  SEGMENT INFORMATION

    The Company is a multinational marketer and manufacturer of branded consumer products designed for outdoor and indoor active recreation participants, primarily in fishing, camping, biking, bowling,

                             BRUNSWICK CORPORATION
billiards, exercise equipment and pleasure boating. The Company's business segments are Recreation and Marine.

    Within the Recreation segment, the Company markets fishing products, including fishing reels and reel/rod combinations, trolling motors and other fishing accessories; camping products, including tents, sleeping bags, backpacks, cookware and other accessories; a complete line of ice chests, beverage coolers and thermoelectric cooler/warmer products; bicycles; hunting accessories; bowling capital equipment, including lanes, pinsetters, and automatic scorers; bowling balls and other accessories; billiards tables and accessories; and fitness equipment. These products are primarily manufactured in plants throughout the United States and in some cases sourced from or manufactured in foreign locations. Fishing, camping, and cooler products, along with bicycles, bowling balls and billiards equipment are predominantly sold in the United States and are distributed primarily through mass merchants, sporting goods stores and specialty shops. Bowling capital equipment is sold through a direct sales force into the United States and foreign markets. Fitness equipment is sold primarily in the United States and Europe to health clubs; military, government, corporate and university facilities; and high-end consumer markets. The segment also includes a chain of bowling and family entertainment centers, primarily located in the United States.

    The Marine segment includes a complete line of pleasure boats including runabouts, cruisers, yachts, high-performance boats and offshore fishing boats, which are marketed worldwide through dealers. The Company also manufactures outboard, sterndrive and inboard engines, and marine parts and accessories, which are sold directly to boat builders or worldwide through dealers. The Company's boat and engine manufacturing plants are located primarily in the United States. The sales of this segment are primarily in the United States.

    Operating earnings of segments do not include the expenses of corporate administration, other expenses and income of a nonoperating nature, and provisions for income taxes. Corporate assets consist primarily of cash and marketable securities, prepaid income taxes, pension assets, and investments in unconsolidated affiliates.

SUPPLEMENTAL SALES INFORMATION

                                                      1997         1996         1995
                                                   -----------  -----------  -----------
                                                               (IN MILLIONS)
Intersegment sales
  U.S. to foreign................................   $   238.2    $   209.2    $   237.1
  Foreign to U.S.................................        42.0         43.7         38.5
Export sales.....................................       357.1        346.2        288.2
Sales to unconsolidated affiliates...............       200.1        186.8        125.0

INDUSTRY SEGMENTS

                           SALES TO CUSTOMERS                  OPERATING EARNINGS            ASSETS OF CONTINUING OPERATIONS
                     -------------------------------  -------------------------------------  -------------------------------
                       1997       1996       1995        1997         1996         1995        1997       1996       1995
                     ---------  ---------  ---------  -----------  -----------  -----------  ---------  ---------  ---------
                                                                  (IN MILLIONS)
Marine.............  $ 2,386.8  $ 2,287.3  $ 2,147.1   $   194.2    $   260.5    $   229.6   $ 1,207.2  $ 1,195.3  $ 1,086.8
Recreation.........    1,270.6      873.0      759.2       116.8         86.1         50.6     1,520.7      826.8      464.2
Corporate..........         --         --         --       (40.2)       (41.8)       (61.9)      513.5      780.3      759.6
                     ---------  ---------  ---------  -----------  -----------  -----------  ---------  ---------  ---------
    Total..........  $ 3,657.4  $ 3,160.3  $ 2,906.3   $   270.8    $   304.8    $   218.3   $ 3,241.4  $ 2,802.4  $ 2,310.6
                     ---------  ---------  ---------  -----------  -----------  -----------  ---------  ---------  ---------
                     ---------  ---------  ---------  -----------  -----------  -----------  ---------  ---------  ---------

                             BRUNSWICK CORPORATION

                                                                                                   RESEARCH AND DEVELOPMENT
                             CAPITAL EXPENDITURES               DEPRECIATION AND AMORTIZATION              EXPENSE
                     -------------------------------------  -------------------------------------  ------------------------
                        1997         1996         1995         1997         1996         1995         1997         1996
                     -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                 (IN MILLIONS)
Marine.............   $   120.1    $   105.2    $    85.2    $   102.5    $    95.3    $    87.7    $    74.9    $    75.4
Recreation.........        62.4         52.7         31.1         52.0         32.0         28.2         14.5         11.1
Corporate..........         8.0         12.0          1.7          2.4          2.4          2.1           --           --
                     -----------  -----------  -----------  -----------  -----------  -----------       -----        -----
    Total..........   $   190.5    $   169.9    $   118.0    $   156.9    $   129.7    $   118.0    $    89.4    $    86.5
                     -----------  -----------  -----------  -----------  -----------  -----------       -----        -----
                     -----------  -----------  -----------  -----------  -----------  -----------       -----        -----


                        1995
                     -----------

Marine.............   $    74.0
Recreation.........        13.9
Corporate..........          --
                          -----
    Total..........   $    87.9
                          -----
                          -----

GEOGRAPHIC SEGMENTS

                           SALES TO CUSTOMERS                  OPERATING EARNINGS            ASSETS OF CONTINUING OPERATIONS
                     -------------------------------  -------------------------------------  -------------------------------
                       1997       1996       1995        1997         1996         1995        1997       1996       1995
                     ---------  ---------  ---------  -----------  -----------  -----------  ---------  ---------  ---------
                                                                  (IN MILLIONS)
United States......  $ 3,151.4  $ 2,722.3  $ 2,397.1   $   292.3    $   312.2    $   229.3   $ 2,456.7  $ 1,799.2  $ 1,367.2
Foreign............      506.0      438.0      509.2        18.7         34.4         50.9       271.2      222.9      183.8
Corporate..........         --         --         --       (40.2)       (41.8)       (61.9)      513.5      780.3      759.6
                     ---------  ---------  ---------  -----------  -----------  -----------  ---------  ---------  ---------
    Total..........  $ 3,657.4  $ 3,160.3  $ 2,906.3   $   270.8    $   304.8    $   218.3   $ 3,241.4  $ 2,802.4  $ 2,310.6
                     ---------  ---------  ---------  -----------  -----------  -----------  ---------  ---------  ---------
                     ---------  ---------  ---------  -----------  -----------  -----------  ---------  ---------  ---------

    Operating earnings for 1997 included a $98.5 million strategic charge consisting of $74.7 million in the Marine segment and $23.8 million in the Recreation segment for costs associated with streamlining operations and improving global manufacturing costs. The Recreation segment's 1995 operating earnings include a $25.8 million charge for the losses on the divestitures of the golf club shaft business and Circus World Pizza operations. The Corporate operating expenses for 1995 included $14.2 million of management transition expenses and costs associated with an early retirement and selective separation program at the Company's corporate office.

6.  COMMITMENTS AND CONTINGENCIES

    FINANCIAL COMMITMENTS. The Company has entered into agreements, which are customary in the marine industry, that provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Repurchases and losses incurred under these agreements have not had and are not expected to have a significant impact on the Company's results of operations. The maximum potential repurchase commitments at December 31, 1997 and 1996, were approximately $221.0 million and $186.0 million, respectively.

    The Company also has various agreements with financial institutions that provide limited recourse on marine and bowling capital equipment sales. Recourse losses have not had and are not expected to have a significant impact on the Company's results of operations. The maximum potential recourse liabilities outstanding under these programs were approximately $42.0 million at December 31, 1997, and $39.0 million at December 31, 1996.

    The Company had outstanding standby letters of credit and financial guarantees of approximately $25.0 million and $35.2 million at December 31, 1997 and 1996, respectively, representing conditional commitments whereby the Company guarantees performance to a third party. The majority of these commitments include guarantees of premium payment under certain of the Company's insurance programs and other guarantees issued in the ordinary course of business.

                             BRUNSWICK CORPORATION

    LEGAL AND ENVIRONMENTAL. The Company is subject to certain legal and environmental proceedings and claims which have arisen in the ordinary course of its business.

    In December 1995, Independent Boat Builders, Inc., a boat materials buying group, and 24 of its boat building members, brought suit against the Company in the United States District Court for the Eastern District of Arkansas. As amended, the Complaint alleges that the Company has, as a result of boat company acquisitions and various business practices, unlawfully acquired and maintained a monopoly in the domestic sterndrive marine engine market, and has attempted to monopolize the domestic outboard engine market and sterndrive and outboard recreational boat markets. The Plaintiffs also allege that the Company breached a sterndrive engine purchasing contract with Plaintiffs, and the implied covenant of good faith and fair dealing, and engaged in fraudulent misrepresentations. The Plaintiffs seek an injunction requiring the Company to divest its boat manufacturing operations and to cease the alleged unlawful business practices, as well as actual and treble damages, punitive damages, attorneys' fees and costs. Although no amount of damages is specified in the complaint, Plaintiffs have recently asserted that actual damages are approximately $78 million.

    The Company has answered the Complaint denying liability and asserting various defenses. In addition, the Company has asserted a counterclaim against the Plaintiffs alleging that the Plaintiffs have conspired to restrain trade in violation of Federal antitrust laws by, among other things, engaging in an illegal group boycott of the Company's products and that several of the Plaintiffs have engaged in fraudulent conduct with respect to their purchases of sterndrive engines. The counterclaim seeks injunctive relief, actual and treble damages, attorneys' fees and costs.

    Discovery has been completed and trial is set to commence April 13, 1998. The Company believes, based upon its assessment of the Complaint as amended and in consultation with counsel, that this litigation is without merit and intends to defend itself and pursue its counterclaim vigorously.

    The Federal Trade Commission ("FTC") began an investigation in 1993 of whether the formation or operations of Tracker Marine, L.P. and the Company's contracts with Tracker Marine, L.P. violate antitrust laws. On March 18, 1997, the Company received notification from the FTC that the investigation had been concluded, with no action warranted by the Commission.

    In October 1997, the Company was notified by the FTC that it is investigating certain of the Company's marketing practices related to the sale of sterndrive marine engines to boat builders and dealers. The Company believes such practices were lawful; however, they were discontinued for business reasons prior to the initiation of the FTC's investigation.

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

                             BRUNSWICK CORPORATION

7.  FINANCIAL INSTRUMENTS

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

    The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, marketable securities, accounts and notes receivable, and short-term debt approximate their fair values because of the short maturity of these instruments.

    INTEREST RATE SWAPS. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on the Company's investments and borrowings.

    At December 31, 1997 and 1996, the Company had three outstanding floating-to-floating interest rate swap agreements each with a notional principal amount of $260.0 million that expire in September 2003. The estimated aggregate market value of these three agreements was a gain of $3.9 million and a loss of $2.5 million at December 31, 1997 and 1996, respectively, and represent the costs to settle outstanding agreements.

    FORWARD EXCHANGE CONTRACTS. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs, revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 1997 and 1996, had contract values of $106.4 million and $17.1 million, respectively, with fair values which were not materially different from the contract values. The contracts outstanding at December 31, 1997, mature during 1998.

    COMMODITY SWAPS. The Company uses commodity swap agreements to hedge anticipated purchases of key raw materials. Commodity swap contracts outstanding at December 31, 1997 and 1996, had a notional value of $23.4 million and $24.0 million, respectively, with fair values that approximate the notional values. The contracts outstanding at December 31, 1997, mature through 1999.

    CREDIT RISK. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program and security is obtained if required. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base; however, periodic concentrations can occur due to the seasonality of the Company's businesses. The Company has one mass merchant

                             BRUNSWICK CORPORATION
customer that comprised 10 percent and 11 percent of its net receivable balances at December 31, 1997 and 1996, respectively.

8.  ACCRUED EXPENSES

    Accrued expenses at December 31 were as follows:

                                                                  1997         1996
                                                               -----------  -----------
                                                                    (IN MILLIONS)
Payroll and other compensation                                  $   114.0    $    94.1
Product warranties...........................................        98.6         92.7
Dealer allowances and discounts..............................        84.5         79.9
Insurance reserves...........................................        53.9         59.4
Strategic charge reserve.....................................        40.4           --
Other........................................................       194.6        190.0
                                                               -----------  -----------
Accrued expenses.............................................   $   586.0    $   516.1
                                                               -----------  -----------
                                                               -----------  -----------

9.  DEBT

    Short-term debt at December 31 consisted of the following:

                                                                  1997         1996
                                                               -----------  -----------
                                                                    (IN MILLIONS)
Commercial paper.............................................   $    86.3    $      --
Notes payable................................................         7.9          0.3
Current maturities of long-term debt.........................        15.1        112.3
                                                               -----------  -----------
Short-term debt..............................................   $   109.3    $   112.6
                                                               -----------  -----------
                                                               -----------  -----------

    The weighted-average interest rate for commercial paper borrowings during 1997 and 1996 was 5.83 percent and 5.53 percent, respectively.

                             BRUNSWICK CORPORATION

    Long-term debt at December 31 consisted of the following:

                                                                  1997         1996
                                                               -----------  -----------
                                                                    (IN MILLIONS)
Mortgage notes and other, 1% to 10% payable through 2003.....   $    34.0    $    33.7
Notes, 6.75% due 2006, net of discount of $1.9 and $2.2......       248.1        247.8
Notes, 7.125% due 2027, net of discount of $1.4..............       198.6           --
Debentures, 7.375% due 2023, net of discount of $0.8.........       124.2        124.2
Guaranteed ESOP debt, 8.13% payable through 2004.............        55.7         62.0
Notes, 8.125% due 1997.......................................          --        100.0
                                                               -----------  -----------
                                                                    660.6        567.7
                                                               -----------  -----------
Current maturities...........................................       (15.1)      (112.3)
                                                               -----------  -----------
Long-term debt...............................................   $   645.5    $   455.4
                                                               -----------  -----------
Scheduled maturities
  1999.......................................................   $    10.6
  2000.......................................................         8.4
  2001.......................................................        10.7
  2002.......................................................         9.4
  Thereafter.................................................       606.4
                                                               -----------
    Total....................................................   $   645.5
                                                               -----------
                                                               -----------

    The Company has a $400.0 million long-term credit agreement with a group of banks that terminates on May 22, 2002. Under terms of the agreement, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by The Chase Manhattan Bank, or the federal funds effective rate plus 0.5 percent, or a rate tied to the Eurodollar rate. The Company must pay a facility fee of 0.08 percent per annum. Under the terms of the agreement, the Company is subject to a leverage test, as well as a restriction on secured debt. The Company was in compliance with these covenants at December 31, 1997. There were no borrowings under the revolving credit agreement during 1997, and the agreement continues to serve as support for commercial paper borrowings when commercial paper is outstanding.

    On August 4, 1997, the Company sold $200.0 million of 7.125 percent notes due August 1, 2027. The proceeds from the sale of the notes were used to retire a portion of the commercial paper issued to finance the acquisition of Life Fitness.

    On December 10, 1996, the Company sold $250.0 million of 6.75 percent notes due December 15, 2006. The proceeds from the sale of the notes were used to finance the purchase of Igloo Holdings, Inc. on January 3, 1997, and to repay the aforementioned $100.0 million principal amount of 8.125 percent notes due April 1, 1997.

    At December 31, 1997 and 1996, the fair value of the Company's long-term debt was $664.2 million and $450.0 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt.

                             BRUNSWICK CORPORATION

10. DISCONTINUED OPERATIONS

    In April 1996, the Company announced its intention to divest its freshwater fishing boat operations, which comprised substantially all of the assets and certain liabilities of the discontinued Fishing Boat Division in the Marine segment and included the Starcraft, Fisher, MonArk, Spectrum, Astro and Procraft brands. Certain assets and liabilities of discontinued operations, which are being retained by the Company, are reflected in the Company's continuing operations in 1996 and are adequately covered by existing reserves. These disposition transactions, which were completed in the third quarter of 1996, did not have a significant effect upon the Company's consolidated results of operations.

    The net sales of the freshwater fishing boat unit for the years ended December 31, 1996 and 1995, were $82.5 million and $200.2 million, respectively. Intercompany sales between the continuing and discontinued operations that were previously eliminated in consolidation have been included in continuing operations.

    In April 1995, the Company completed the sale of substantially all of the assets of its Technical Group, which was in the discontinued Technical segment, with the final disposition of remaining assets occurring in June 1996. Certain liabilities of discontinued operations were retained by the Company. In the second quarter of 1995, the Company recorded a provision of $11.5 million ($7.0 million after tax) reflecting a lower-than-anticipated selling price for the Technical Group. The net sales of the Technical Group were $7.6 million and $35.1 million for the years 1996 and 1995, respectively. Operating results of the Technical Group for 1996 and 1995 have been recorded against the divestiture reserve.

11. STOCK PLANS AND MANAGEMENT COMPENSATION

Under the 1991 Stock Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other various types of awards to executives and other management employees. Issuances under the plan may be from either authorized, but unissued shares or treasury shares. The plan provides for the issuance of a maximum of 11,200,000 shares. The option price per share has not been less than the fair market value at the date of grant. The stock options are generally exercisable over a period of 10 years or as determined by the Human Resource and Compensation Committee of the Board of Directors. Options vest over three or five years, although the Company provides for accelerated vesting should certain earnings per share or stock price levels be attained, or immediately in the event of a change in control.

                             BRUNSWICK CORPORATION

The Company has additional stock and stock option plans to provide for compensation of nonemployee directors. Stock option activity for all plans for the three years ending December 31, 1997, was as follows:

                                                     STOCK OPTIONS  WEIGHTED AVERAGE
                                                      OUTSTANDING    EXERCISE PRICE
                                                     -------------  -----------------
                                                          (SHARES IN THOUSANDS)
AT JANUARY 1, 1995.................................        2,120        $   16.34
                                                          ------           ------
Granted............................................        1,420        $   19.45
Exercised..........................................         (114)       $   15.04
Forfeited..........................................          (46)       $   17.91
                                                          ------           ------
AT DECEMBER 31, 1995...............................        3,380        $   17.67
                                                          ------           ------
Granted............................................        3,082        $   21.41
Exercised..........................................         (262)       $   16.33
Forfeited..........................................         (184)       $   22.18
                                                          ------           ------
AT DECEMBER 31, 1996...............................        6,016        $   19.51
                                                          ------           ------
Granted............................................        1,752        $   31.30
Exercised..........................................       (1,099)       $   17.92
Forfeited..........................................         (171)       $   21.72
                                                          ------           ------
AT DECEMBER 31, 1997...............................        6,498        $   22.89
                                                          ------           ------

                                                          EXERCISABLE
                                                         STOCK OPTIONS   WEIGHTED AVERAGE   SHARES AVAILABLE
                                                          OUTSTANDING     EXERCISE PRICE        FOR GRANT
                                                        ---------------  -----------------  -----------------
                                                                  (OPTIONS AND SHARES IN THOUSANDS)
At December 31, 1995..................................         1,433         $   16.08              1,050
At December 31, 1996..................................         2,036         $   17.08              4,272
At December 31, 1997..................................         3,759         $   20.71              2,687

    The following tables summarize information about stock options outstanding at December 31, 1997:

                                                                     OPTIONS OUTSTANDING
                                                   --------------------------------------------------------
                                                   NUMBER OUTSTANDING
                                                     AT DECEMBER 31,    WEIGHTED AVERAGE  WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                                   1997          CONTRACTUAL LIFE   EXERCISE PRICE
-------------------------------------------------  -------------------  ----------------  -----------------
                                                                    (OPTIONS IN THOUSANDS)
$13.88 to 16.75..................................             676            4.6 years        $   15.46
$16.75 to 20.25..................................           2,500            7.6 years        $   18.83
$20.25 to 25.50..................................           1,723            8.1 years        $   23.44
$25.50 to 35.44..................................           1,599            9.6 years        $   31.81

                             BRUNSWICK CORPORATION

                                                                              OPTIONS EXERCISABLE
                                                                     -------------------------------------
                                                                     NUMBER EXERCISABLE
                                                                       AT DECEMBER 31,    WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                                                     1997           EXERCISE PRICE
-------------------------------------------------------------------  -------------------  ----------------
                                                                            (OPTIONS IN THOUSANDS)
$13.88 to 16.75....................................................             676               $15.46
$16.75 to 20.25....................................................           1,736               $18.89
$20.25 to 25.50....................................................             988               $23.34
$25.50 to 35.44....................................................             359               $32.19

    The Company adopted the disclosure-only provision under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," as of December 31, 1996, while continuing to measure compensation cost under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      1997         1996         1995
                                                   -----------  -----------  -----------
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Earnings from continuing operations(1)
  As reported....................................   $   151.2    $   185.8    $   133.6
  Pro forma......................................       141.3        180.6        132.3
                                                   -----------  -----------  -----------
Basic earnings per common share from continuing
  operations(1)
  As reported....................................   $    1.52    $    1.89    $    1.39
  Pro forma......................................        1.42         1.84         1.38
                                                   -----------  -----------  -----------
Diluted earnings per common share from continuing
  operations(1)
  As reported....................................   $    1.51    $    1.88    $    1.38
  Pro forma......................................        1.41         1.83         1.38
                                                   -----------  -----------  -----------
Weighted average grant date fair value of options
  granted during the year........................   $    16.6    $    20.8    $    10.0
                                                   -----------  -----------  -----------

------------------------

(1) Before cumulative effect of accounting change.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1997, 1996 and 1995, respectively.

                                                      1997         1996         1995
                                                   -----------  -----------  -----------
Risk-free interest rate..........................        6.0%         5.9%         7.5%
Dividend Yield...................................        1.6%         2.3%         2.4%
Volatility factor................................       27.3%        32.4%        35.5%
                                                   -----------  -----------  -----------
Weighted-average expected life...................     5 years      5 years      5 years

    The Company maintains a leveraged employee stock ownership plan (ESOP). In April 1989, the ESOP borrowed $100 million to purchase 5,095,542 shares of the Company's common stock at $19.625 per

                             BRUNSWICK CORPORATION
share. The debt of the ESOP is guaranteed by the Company and is recorded in the Company's financial statements.

    The ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. Shares committed-to-be-released, allocated and remaining in suspense at December 31 were as follows:

                                                                  1997         1996
                                                               -----------  -----------
                                                                (SHARES IN THOUSANDS)
Committed-to-be-released.....................................         289          301
Allocated....................................................       1,741        1,542
Suspense.....................................................       2,133        2,461

    All ESOP shares are considered outstanding for earnings per share purposes.

    Under the grandfather provisions of SOP 93-6, the expense recorded by the Company is based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividends received which are primarily used by the ESOP to pay down debt. The Company's contributions to the ESOP were as follows:

                                                      1997         1996         1995
                                                   -----------  -----------  -----------
                                                               (IN MILLIONS)
Compensation expense.............................   $     4.2    $     4.1    $     3.1
Interest expense.................................         4.9          5.3          5.8
Dividends........................................         2.1          1.8          2.3
                                                        -----        -----        -----
Total debt service payments......................   $    11.2    $    11.2    $    11.2
                                                        -----        -----        -----
                                                        -----        -----        -----

    The Company has certain employment agreements and a severance plan that become effective upon a change in control of the Company which will result in compensation expense in the period that a change in control occurs.

12. RETIREMENT AND EMPLOYEE BENEFIT COSTS

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

                             BRUNSWICK CORPORATION

    Pension costs of continuing operations for 1997, 1996 and 1995, included the following components:

                                                      1997         1996         1995
                                                   -----------  -----------  -----------
                                                               (IN MILLIONS)
Service cost-benefits earned during the period...   $    14.7    $    16.0    $    11.6
Interest cost on projected benefit obligation....        45.5         43.1         34.2
Actual return on assets..........................      (112.2)       (91.9)       (90.8)
Net amortization and deferral....................        57.6         41.9         57.7
                                                   -----------  -----------  -----------
Net pension cost.................................   $     5.6    $     9.1    $    12.7
                                                   -----------  -----------  -----------
                                                   -----------  -----------  -----------

    The projected benefit obligations were determined primarily using assumed weighted average discount rates of 7.25 percent in 1997 and 7.75 percent in 1996, and an assumed compensation increase of 5.5 percent in 1997 and 1996. The assumed weighted average long-term rate of return on plan assets was primarily
9.5 percent in 1997 and 9.0 percent in 1996.

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

                             BRUNSWICK CORPORATION

    The funded status of the plans and the amounts recognized in the Company's balance sheets at December 31 were as follows:

                                                         1997                           1996
                                             -----------------------------  -----------------------------
                                             PLANS WHOSE                    PLANS WHOSE
                                                ASSETS       PLANS WHOSE       ASSETS       PLANS WHOSE
                                                EXCEED       ACCUMULATED       EXCEED       ACCUMULATED
                                             ACCUMULATED   BENEFITS EXCEED  ACCUMULATED   BENEFITS EXCEED
                                               BENEFITS        ASSETS         BENEFITS        ASSETS
                                             ------------  ---------------  ------------  ---------------
                                                                    (IN MILLIONS)
Actuarial present value of:
  Vested benefit obligation................   $   (531.3)     $   (29.2)     $   (461.4)     $   (26.1)
  Nonvested benefit obligation.............        (32.5)          (0.3)          (29.7)          (0.3)
                                             ------------        ------     ------------        ------
Accumulated benefit obligation.............       (563.8)         (29.5)         (491.1)         (26.4)
Effects of anticipated future compensation
  levels and other events..................        (69.0)          (8.0)          (60.9)          (8.0)
                                             ------------        ------     ------------        ------
Projected benefit obligation...............       (632.8)         (37.5)         (552.0)         (34.4)
Plan assets at fair value..................        692.4            3.3           616.9            2.5
                                             ------------        ------     ------------        ------
Plan assets in excess of (less than)
  projected benefit obligation.............         59.6          (34.2)           64.9          (31.9)
Unrecognized net transition obligation
  (asset)..................................         (0.5)           1.0            (0.7)           1.3
Unrecognized prior service cost............         30.0           (0.2)           17.7           (0.3)
Net unrecognized (gain) loss from past
  experience different from assumed and
  effects of changes in assumptions........        (11.9)           6.2            (2.9)           5.0
Adjustment to recognize minimum
  liability................................           --           (0.5)             --           (0.5)
                                             ------------        ------     ------------        ------
Pension asset (liability) recognized in
  financial statements.....................   $     77.2      $   (27.7)     $     79.0      $   (26.4)
                                             ------------        ------     ------------        ------
                                             ------------        ------     ------------        ------

    Net periodic postretirement benefit cost of continuing operations for 1997, 1996 and 1995 included the following components:

                                                      1997         1996         1995
                                                   -----------  -----------  -----------
                                                               (IN MILLIONS)
Service cost-benefits attributed to service
  during the period..............................   $     1.5    $     1.7    $     1.2
Interest cost on accumulated postretirement
  benefit obligation.............................         4.1          4.0          4.3
Net amortization and deferral....................        (0.9)        (0.7)        (1.0)
                                                        -----        -----        -----
Net periodic postretirement benefit cost.........   $     4.7    $     5.0    $     4.5
                                                        -----        -----        -----
                                                        -----        -----        -----

                             BRUNSWICK CORPORATION

    The postretirement benefit amounts recognized in the Company's balance sheets at December 31 were as follows:

                                                                  1997         1996
                                                               -----------  -----------
                                                                    (IN MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees...................................................   $    37.3    $    33.9
  Fully eligible active plan participants....................         7.0          5.7
  Other active plan participants.............................        31.0         28.5
                                                                    -----        -----
    Total....................................................        75.3         68.1
                                                                    -----        -----
Unrecognized prior service cost..............................         2.8          3.1
Unrecognized net gains.......................................        11.1         14.7
                                                                    -----        -----
Postretirement liability recognized in financial
  statements.................................................   $    89.2    $    85.9
                                                                    -----        -----
                                                                    -----        -----

    The accumulated postretirement benefit obligation was determined using weighted-average discount rates of 7.25 percent in 1997 and 7.75 percent in 1996, and an assumed compensation increase of 5.5 percent in 1997 and 1996. The health care cost trend rates for pre-65 benefits were assumed to be 8 percent and 9 percent in 1998 and 1997, respectively, gradually declining to 5 percent by 2002 and remaining at that level thereafter. The health care cost trend rates for post-65 benefits were assumed to be 5 percent and 6 percent in 1998 and 1997, respectively, and remain at the 5 percent level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1 percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $9.1 million at December 31, 1997, and the net periodic cost by $1.0 million for the year then ended.

    The Company also provides postemployment benefits to qualified former or inactive employees. The liability for these benefits has been recognized in the financial statements. The cost of providing these benefits is not material. The Company does not fund these benefits and has the right to modify or terminate these plans in the future.

13. INCOME TAXES

    The sources of earnings before income taxes are presented as follows:

                                                      1997         1996         1995
                                                   -----------  -----------  -----------
                                                               (IN MILLIONS)
United States....................................   $   233.6    $   284.9    $   195.8
Foreign..........................................         2.6          5.4         11.0
                                                   -----------  -----------  -----------
Earnings before income taxes.....................   $   236.2    $   290.3    $   206.8
                                                   -----------  -----------  -----------
                                                   -----------  -----------  -----------

                             BRUNSWICK CORPORATION

    The income tax provision (benefit) consisted of the following:

                                                      1997         1996         1995
                                                   -----------  -----------  -----------
                                                               (IN MILLIONS)
CURRENT TAX EXPENSE
U.S. Federal.....................................   $    69.9    $    73.4    $    56.4
State and local..................................         4.4          3.4          8.5
Foreign..........................................         8.6          8.8          7.7
                                                        -----   -----------       -----
  Total current..................................        82.9         85.6         72.6
                                                        -----   -----------       -----
DEFERRED TAX EXPENSE
U.S. Federal.....................................        (1.9)        11.1          2.0
State and local..................................         3.9          6.9         (2.4)
Foreign..........................................         0.1          0.9          1.0
                                                        -----   -----------       -----
  Total deferred.................................         2.1         18.9          0.6
                                                        -----   -----------       -----
  Total provision................................   $    85.0    $   104.5    $    73.2
                                                        -----   -----------       -----
                                                        -----   -----------       -----

    Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                                  1997         1996
                                                               -----------  -----------
                                                                    (IN MILLIONS)
DEFERRED TAX ASSETS
Litigation and claims........................................   $    10.7    $    14.2
Product warranties...........................................        40.9         37.2
Dealer allowances and discounts..............................        20.2         16.5
Sales of businesses..........................................        13.1         10.2
Insurance reserves...........................................        29.8         31.3
Strategic charge reserve.....................................        28.7           --
Loss carry forwards and carry backs..........................        10.8         12.3
Compensation and benefits....................................        10.7         10.7
Other........................................................        46.1         52.3
Valuation allowance..........................................        (0.3)        (0.3)
                                                               -----------  -----------
  Total deferred tax assets..................................   $   210.7    $   184.4
                                                               -----------  -----------
DEFERRED TAX LIABILITIES (ASSETS)
Depreciation and amortization................................   $    42.4    $    28.7
Postretirement and postemployment benefits...................       (26.1)       (24.2)
Other assets and investments.................................        90.7         87.7
Other........................................................        37.3         63.4
                                                               -----------  -----------
  Total deferred tax liabilities.............................   $   144.3    $   155.6
                                                               -----------  -----------
                                                               -----------  -----------

    No other valuation allowances were deemed necessary as all deductible temporary differences will be utilized primarily by carry back to prior years' taxable income or as charges against reversals of future taxable temporary differences. Based upon prior earnings history, it is expected that future taxable income will be more than sufficient to utilize the remaining deductible temporary differences. Deferred taxes have been provided, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

                             BRUNSWICK CORPORATION

    The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

                                                      1997         1996         1995
                                                   -----------  -----------  -----------
                                                               (IN MILLIONS)
Income tax provision at 35%......................   $    82.7    $   101.6    $    72.4
State and local income taxes, net of Federal
  income tax effect..............................         5.4          6.7          4.0
Foreign sales corporation benefit................        (3.3)        (2.5)        (1.7)
Taxes related to foreign income, net of
  credits........................................         5.2          1.2          0.8
Goodwill and other amortization..................         2.1          0.9          0.8
Other............................................        (7.1)        (3.4)        (3.1)
                                                        -----   -----------       -----
Actual income tax provision......................   $    85.0    $   104.5    $    73.2
                                                        -----   -----------       -----
                                                        -----   -----------       -----
Effective tax rate...............................        36.0%        36.0%        35.5%
                                                        -----   -----------       -----
                                                        -----   -----------       -----

    In December 1996, the Company received notification that the income allocation and tax basis of assets distributed from two partnership investments in 1990 and 1991 are being challenged by the IRS. Should the IRS prevail, it may result in a cash payment of up to approximately $60 million for taxes due, plus accrued interest. The Company strongly disagrees with the IRS position and filed petitions in the United States Tax Court in January 1997 to contest the IRS position. A trial has been scheduled for September 1998. Although the outcome cannot be predicted with certainty, it is not expected to have an unfavorable impact on the Company's results of operations.

                             BRUNSWICK CORPORATION

14. CONSOLIDATED COMMON SHAREHOLDERS' EQUITY

                                                            ADDITIONAL                             CUMULATIVE     UNAMORTIZED
                                                 COMMON       PAID-IN     RETAINED    TREASURY    TRANSLATION    ESOP EXPENSE
                                                  STOCK       CAPITAL     EARNINGS      STOCK     ADJUSTMENTS      AND OTHER
                                               -----------  -----------  ----------  -----------  ------------  ---------------
                                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Balance, December 31, 1994...................   $    75.5    $   261.5   $    735.5   $   (98.3)   $     11.8      $   (75.3)
                                                    -----   -----------  ----------  -----------       ------         ------
1995
Net earnings.................................          --           --        127.2          --            --             --
Dividends declared ($.50 per common share)...          --           --        (47.9)         --            --             --
Compensation plans and other.................          --         (0.7)          --        13.3            --           (6.6)
Deferred compensation--ESOP..................          --           --           --          --            --            5.2
Purchase of stock by pension plan master
  trust......................................         1.4         38.6           --          --            --             --
Currency translation.........................          --           --           --          --           1.9             --
                                                    -----   -----------  ----------  -----------       ------         ------
Balance, December 31, 1995...................   $    76.9    $   299.4   $    814.8   $   (85.0)   $     13.7      $   (76.7)
                                                    -----   -----------  ----------  -----------       ------         ------
1996
Net earnings.................................          --           --        185.8          --            --             --
Dividends declared ($.50 per common share)...          --           --        (49.3)         --            --             --
Compensation plans and other.................          --          2.6           --         9.6            --            2.5
Deferred compensation--ESOP..................          --           --           --          --            --            5.9
Currency translation.........................          --           --           --          --          (2.5)            --
                                                    -----   -----------  ----------  -----------       ------         ------
Balance, December 31, 1996...................   $    76.9    $   302.0   $    951.3   $   (75.4)   $     11.2      $   (68.3)
                                                    -----   -----------  ----------  -----------       ------         ------
1997
Net earnings.................................          --           --        150.5          --            --             --
Dividends declared ($.50 per common share)...          --           --        (49.6)         --            --             --
Compensation plans and other.................          --          6.2           --        24.8            --           (1.5)
Deferred compensation--ESOP..................          --           --           --          --            --            6.4
Stock repurchase.............................          --           --           --        (8.4)           --             --
Currency translation.........................          --           --           --          --         (11.1)            --
                                                    -----   -----------  ----------  -----------       ------         ------
Balance, December 31, 1997...................   $    76.9    $   308.2   $  1,052.2   $   (59.0)   $      0.1      $   (63.4)
                                                    -----   -----------  ----------  -----------       ------         ------
                                                    -----   -----------  ----------  -----------       ------         ------


                                                 TOTAL
                                               ----------

Balance, December 31, 1994...................  $    910.7
                                               ----------
1995
Net earnings.................................       127.2
Dividends declared ($.50 per common share)...       (47.9)
Compensation plans and other.................         6.0
Deferred compensation--ESOP..................         5.2
Purchase of stock by pension plan master
  trust......................................        40.0
Currency translation.........................         1.9
                                               ----------
Balance, December 31, 1995...................  $  1,043.1
                                               ----------
1996
Net earnings.................................       185.8
Dividends declared ($.50 per common share)...       (49.3)
Compensation plans and other.................        14.7
Deferred compensation--ESOP..................         5.9
Currency translation.........................        (2.5)
                                               ----------
Balance, December 31, 1996...................  $  1,197.7
                                               ----------
1997
Net earnings.................................       150.5
Dividends declared ($.50 per common share)...       (49.6)
Compensation plans and other.................        29.5
Deferred compensation--ESOP..................         6.4
Stock repurchase.............................        (8.4)
Currency translation.........................       (11.1)
                                               ----------
Balance, December 31, 1997...................  $  1,315.0
                                               ----------
                                               ----------

    At December 31, 1997, 1996 and 1995, the Company had no preferred stock outstanding (authorized: 12.5 million shares, $.75 par value at December 31, 1997).

                             BRUNSWICK CORPORATION

    Common and treasury stock activities were as follows:

                                                                 COMMON    TREASURY
                                                                 STOCK       STOCK
                                                               ----------  ---------
                                                               (SHARES IN THOUSANDS)
Balance, December 31, 1994...................................     100,688     (5,237)
                                                               ----------  ---------
1995
Compensation plans and other.................................          --        604
Purchase of stock by pension plan master trust...............       1,850         --
                                                               ----------  ---------
Balance, December 31, 1995...................................     102,538     (4,633)
                                                               ----------  ---------
1996
Compensation plans and other.................................          --        561
                                                               ----------  ---------
Balance, December 31, 1996...................................     102,538     (4,072)
                                                               ----------  ---------
1997
Compensation plans and other.................................          --      1,324
Stock repurchases............................................          --       (309)
                                                               ----------  ---------
Balance, December 31, 1997...................................     102,538     (3,057)
                                                               ----------  ---------
                                                               ----------  ---------

15. LEASES

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

    Rent expense consisted of the following:

                                                            1997         1996         1995
                                                         -----------  -----------  -----------
                                                                     (IN MILLIONS)
Basic expense..........................................   $    35.2    $    29.6    $    21.5
Contingent expense.....................................         1.1          0.4          0.5
Sublease income........................................        (0.9)        (1.1)        (1.9)
                                                              -----        -----        -----
Rent expense, net......................................   $    35.4    $    28.9    $    20.1
                                                              -----        -----        -----
                                                              -----        -----        -----

                             BRUNSWICK CORPORATION

    Future minimum rental payments at December 31, 1997, under agreements classified as operating leases with non-cancelable terms in excess of one year, are as follows:

                                                                         (IN MILLIONS)
1998...................................................................    $    23.7
1999...................................................................         21.7
2000...................................................................         18.1
2001...................................................................         15.8
2002...................................................................         13.8
Thereafter.............................................................         28.1
                                                                              ------
Total (not reduced by minimum sublease rentals of $5.6 million)........    $   121.2
                                                                              ------
                                                                              ------

16. PREFERRED SHARE PURCHASE RIGHTS

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

    The Rights become exercisable at the earlier of (1) a public announcement that a person or group acquired or obtained the right to acquire 15 percent or more of the Company's common stock or (2) fifteen days (or such later time as determined by the Board of Directors) after commencement or public announcement of an offer for more than 15 percent of the Company's common stock. After a person or group acquires 15 percent or more of the common stock of the Company, other shareholders may purchase additional shares of the Company at 50 percent of the current market price. These Rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors.

    The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $.01 per Right at any time prior to a person's or group's acquisition of 15 percent or more of the Company's common stock. A Right also will be issued with each share of the Company's common stock that becomes outstanding prior to the time the Rights become exercisable or expire.

    In the event that the Company is acquired in a merger or other business combination transaction, provision will be made so that each holder of Rights will be entitled to buy the number of shares of common stock of the surviving Company, that at the time of such transaction would have a market value of two times the exercise price of the Rights.

                             BRUNSWICK CORPORATION

17. UNCONSOLIDATED AFFILIATES AND SUBSIDIARIES

    The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method.

    Summary financial information of the unconsolidated affiliates is presented below:

                                                        1997       1996       1995
                                                      ---------  ---------  ---------
                                                               (IN MILLIONS)
Net sales...........................................  $   483.3  $   489.5  $   414.4
                                                      ---------  ---------  ---------
Gross margin........................................  $    80.9  $    83.8  $    62.9
                                                      ---------  ---------  ---------
Net earnings........................................  $    10.9  $    26.2  $    24.3
                                                      ---------  ---------  ---------
Company's share of net earnings.....................  $     6.8  $    14.7  $    11.5
                                                      ---------  ---------  ---------
Current assets......................................  $   212.5  $   199.3  $   200.1
Noncurrent assets...................................      157.5      153.0      123.5
                                                      ---------  ---------  ---------
Total assets........................................      370.0      352.3      323.6
Current liabilities.................................     (182.3)    (170.1)    (157.4)
Noncurrent liabilities..............................      (36.0)     (27.7)     (17.8)
                                                      ---------  ---------  ---------
Net assets..........................................  $   151.7  $   154.5  $   148.4
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

    The Company's sales to and purchases from the above investments along with the corresponding receivables and payables were not material to the Company's overall results of operations for the three years ended December 31, 1997, and its financial position as of December 31, 1997 and 1996.

    The Company has made cash advances to the majority partner of a boat company partnership, in which the Company has a minority interest, in connection with long-term engine supply arrangements. These transactions have occurred in the ordinary course of business and are backed by notes receivable that are reduced as purchases of qualifying products are made. The notes receivable are secured by the majority partner's interest in the boat company partnership and are included in other long-term assets. Amounts outstanding related to these arrangements as of December 31, 1997 and 1996, totaled $44.3 million and $44.7 million, respectively. Total assets as of December 31, 1997 and 1996, directly or indirectly related to this boat company partnership, including trade receivables, the Company's investment and the aforementioned supply agreement assets were $64.2 million and $73.8 million, respectively.

                             BRUNSWICK CORPORATION

18. QUARTERLY DATA (UNAUDITED)

                                              QUARTER
                                -----------------------------------
                                 1ST       2ND       3RD      4TH       YEAR
                                ------   --------   ------   ------   --------
                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
1997
Net sales.....................  $841.6   $1,008.2   $876.5   $931.1   $3,657.4
Gross margin..................   240.6      302.2    248.9    243.3    1,035.0
                                ------   --------   ------   ------   --------
Earnings (loss) before
  cumulative effect of
  accounting change...........  $ 52.7   $   82.9   $(17.1)  $ 32.7   $  151.2
Cumulative effect on prior
  years of change in
  accounting principle........      --         --       --     (0.7)      (0.7)
                                ------   --------   ------   ------   --------
Net earnings (loss)...........  $ 52.7   $   82.9   $(17.1)  $ 32.0   $  150.5
                                ------   --------   ------   ------   --------
PER COMMON SHARE DATA
Basic earnings (loss) per
  common share:
  Earnings (loss) before
    cumulative effect of
    accounting change.........  $  .53   $    .84   $ (.17)  $  .33   $   1.52
  Cumulative effect on prior
    years of change in
    accounting principle......      --         --       --     (.01)      (.01)
                                ------   --------   ------   ------   --------
    Net earnings (loss).......  $  .53   $    .84   $ (.17)  $  .32   $   1.52
                                ------   --------   ------   ------   --------
Diluted earnings (loss) per
  common share:
  Earnings (loss) before
    cumulative effect of
    accounting change.........  $  .53   $    .83   $ (.17)  $  .32   $   1.51
  Cumulative effect on prior
    years of change in
    accounting principle......      --         --       --     (.01)      (.01)
                                ------   --------   ------   ------   --------
    Net earnings (loss).......  $  .53   $    .83   $ (.17)  $  .32   $   1.50
                                ------   --------   ------   ------   --------
Dividends declared............  $ .125   $   .125   $ .125   $ .125   $    .50
                                ------   --------   ------   ------   --------

COMMON STOCK PRICE (NYSE)
High.......................... $29 3/8  $31 7/16 $35 11/16 $36 1/2 $36 1/2
Low...........................  23 5/8   26 1/4   30 1/8   27 9/16  23 5/8

    Third quarter net earnings in 1997 include a strategic charge of $63.0 million after tax.

                             BRUNSWICK CORPORATION

                                                                 QUARTER
                                                ------------------------------------------
                                                   1ST        2ND        3RD        4TH       YEAR
                                                ---------  ---------  ---------  ---------  ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
1996
Net sales.....................................  $   738.9  $   858.3  $   763.6  $   799.5  $ 3,160.3
Gross margin..................................      214.9      256.4      207.5      196.5      875.3
                                                ---------  ---------  ---------  ---------  ---------
Earnings from continuing operations...........  $    46.4  $    69.8  $    40.5  $    29.1  $   185.8
Earnings (loss) from discontinued
  operations..................................       (1.0)       1.0         --         --         --
                                                ---------  ---------  ---------  ---------  ---------
Net earnings..................................  $    45.4  $    70.8  $    40.5  $    29.1  $   185.8
                                                ---------  ---------  ---------  ---------  ---------
PER COMMON SHARE DATA
Basic earnings per common share:
  Continuing operations.......................  $     .47  $     .71  $     .41  $     .30  $    1.89
  Earnings (loss) from discontinued
    operations................................       (.01)       .01         --         --         --
                                                ---------  ---------  ---------  ---------  ---------
    Net earnings..............................  $     .46  $     .72  $     .41  $     .30  $    1.89
                                                ---------  ---------  ---------  ---------  ---------
Diluted earnings per common share:
  Continuing operations.......................  $     .47  $     .71  $     .41  $     .29  $    1.88
  Earnings (loss) from discontinued
    operations................................       (.01)       .01         --         --         --
                                                ---------  ---------  ---------  ---------  ---------
    Net earnings..............................  $     .46  $     .72  $     .41  $     .29  $    1.88
                                                ---------  ---------  ---------  ---------  ---------
Dividends declared............................  $    .125  $    .125  $    .125  $    .125  $     .50
                                                ---------  ---------  ---------  ---------  ---------

COMMON STOCK PRICE (NYSE)
High.......................... $24 5/8  $23 3/4  $24 5/8  $25 3/4  $25 3/4
Low...........................  21 1/4   20       18 1/8   23 1/2   18 1/8

                             BRUNSWICK CORPORATION

                           SIX-YEAR FINANCIAL SUMMARY

                                                     1997       1996       1995       1994       1993       1992
                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS DATA
Net sales........................................  $ 3,657.4  $ 3,160.3  $ 2,906.3  $ 2,592.0  $ 2,125.0  $ 1,980.5
Strategic/restructuring charges..................       98.5         --       40.0         --         --         --
Operating earnings...............................      270.8      304.8      218.3      206.9       98.7       80.4
Earnings before income taxes.....................      236.2      290.3      206.8      195.3       85.4       62.6
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Earnings from continuing operations before
  cumulative effect of accounting changes and
  extraordinary item.............................  $   151.2  $   185.8  $   133.6  $   127.1  $    53.8  $    40.1
Cumulative effect on prior years of changes in
  accounting principles..........................       (0.7)        --         --         --      (14.6)     (38.3)
Extraordinary loss from retirement of debt.......         --         --         --         --       (4.6)        --
Discontinued operations:
  Loss on disposition of Technical segment.......         --         --       (7.0)        --      (12.2)     (26.0)
  Earnings (loss) from discontinued operations...         --         --        0.6        1.9        0.7       (2.1)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Net earnings (loss)..............................  $   150.5  $   185.8  $   127.2  $   129.0  $    23.1  $   (26.3)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
BASIC EARNINGS PER COMMON SHARE
Earnings from continuing operations before
  cumulative effect of accounting changes and
  extraordinary item.............................  $    1.52  $    1.89  $    1.39  $    1.33  $     .57  $     .43
Cumulative effect on prior years of changes in
  accounting principles..........................       (.01)        --         --         --       (.15)      (.41)
Extraordinary loss from retirement of debt.......         --         --         --         --       (.05)        --
Discontinued operations:
  Loss on disposition of Technical segment.......         --         --       (.07)        --       (.13)      (.28)
  Earnings (loss) from discontinued operations...         --         --        .01        .02        .01       (.02)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Net earnings (loss)..............................  $    1.52  $    1.89  $    1.33  $    1.35  $     .25  $    (.28)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Average shares used for computation of basic
  earnings per share.............................       99.2       98.3       95.9       95.4       95.2       92.6
                                                   ---------  ---------  ---------  ---------  ---------  ---------
DILUTED EARNINGS PER COMMON SHARE
Earnings from continuing operations before
  cumulative effect of accounting changes and
  extraordinary item.............................  $    1.51  $    1.88  $    1.38  $    1.33  $     .56  $     .43
Cumulative effect on prior years of changes in
  accounting principles..........................       (.01)        --         --         --       (.15)      (.41)
Extraordinary loss from retirement of debt.......         --         --         --         --       (.05)        --
Discontinued operations:
  Loss on disposition of Technical segment.......         --         --       (.07)        --       (.13)      (.28)
  Earnings (loss) from discontinued operations...         --         --        .01        .02        .01       (.02)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
  Net earnings (loss)............................  $    1.50  $    1.88  $    1.32  $    1.35  $     .24  $    (.28)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
  Average shares used for computation of diluted
    earnings per share...........................      100.3       98.8       96.2       95.7       95.3       92.7

                             BRUNSWICK CORPORATION

                                 1997     1996     1995     1994     1993     1992
                                ------   ------   ------   ------   ------   ------
                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Assets of continuing
  operations..................  $3,241.4 $2,802.4 $2,310.6 $2,048.3 $1,922.0 $1,829.4
Debt
  Short-term..................  $109.3   $112.6   $  6.1   $  8.2   $ 11.9   $ 10.4
  Long-term...................   645.5    455.4    312.8    318.8    324.5    310.1
                                ------   ------   ------   ------   ------   ------
Total debt....................   754.8    568.0    318.9    327.0    336.4    320.5
Common shareholders' equity...  1,315.0  1,197.7  1,043.1   910.7    804.4    822.5
                                ------   ------   ------   ------   ------   ------
Total capitalization..........  $2,069.8 $1,765.7 $1,362.0 $1,237.7 $1,140.8 $1,143.0
                                ------   ------   ------   ------   ------   ------
CASH FLOW DATA
Net cash provided by operating
  activities..................  $261.7   $395.8   $278.4   $121.2   $188.9   $169.0
Depreciation and
  amortization................   156.9    129.7    118.0    118.0    116.0    113.8
Capital expenditures..........   190.5    169.9    118.0    101.1     94.2     87.6
Cash dividends paid...........    49.6     49.3     47.9     42.0     41.9     41.1
                                ------   ------   ------   ------   ------   ------
OTHER DATA
Dividends declared per
  share.......................  $  .50   $  .50   $  .50   $  .44   $  .44   $  .44
Book value per share..........   13.22    12.16    10.66     9.55     8.44     8.65
Return on beginning
  shareholders' equity........    12.6%    17.8%    14.7%    15.8%    %6.5     %5.1
Effective tax rate............    36.0%    36.0%    35.5%    35.0%    37.0%    36.0%
Debt-to-capitalization rate...    36.5%    32.2%    23.4%    26.4%    29.5%    28.0%
Number of employees...........  25,300   22,800   19,800   19,800   17,100   16,300
Number of shareholders of
  record......................  16,200   18,400   22,400   25,800   27,900   29,600
                                ------   ------   ------   ------   ------   ------

COMMON STOCK PRICE (NYSE)
High.......................... $36 1/2  $25 3/4  $24      $25 1/8  $18 1/2  $17 3/4
Low...........................  23 5/8   18 1/8   16 3/8   17       12 1/2   12 1/4
Close.........................  30 5/16  24       24       18 7/8   18       16 1/4

  The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report dated January 29, 1998, included in this Form 10-K, into the Company's previously filed registration statements on Form S-8 (File No. 33-4683), Form S-8 (File No. 33-55022), Form S-8 (File No. 33-56193), Form S-8
(File No. 33-61835), Form S-8 (File No. 33-65217), Form S-8 (File No.
333-04289), Form S-3 (File No. 333-9997) and Form S-8 (File No. 333-27157).

Chicago, Illinois
March 25, 1998

                             BRUNSWICK CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

ALLOWANCES FOR                                    BALANCE AT   CHARGES TO                                        BALANCE AT
POSSIBLE LOSSES                                    BEGINNING   PROFIT AND                                          END OF
ON RECEIVABLES                                     OF PERIOD      LOSS      WRITE-OFFS   RECOVERIES     OTHER      PERIOD
------------------------------------------------  -----------  -----------  -----------  -----------  ---------  -----------
1997............................................   $    17.2    $     7.6    $    (6.5)   $     0.7   $     1.7*  $    20.7
                                                       -----          ---        -----        -----   ---------       -----
                                                       -----          ---        -----        -----   ---------       -----
1996............................................   $    16.9    $     5.3    $    (7.0)   $     0.4   $     1.6*  $    17.2
                                                       -----          ---        -----        -----   ---------       -----
                                                       -----          ---        -----        -----   ---------       -----
1995............................................   $    18.1    $     5.1    $    (6.4)   $     0.4   $    (0.3)  $    16.9
                                                       -----          ---        -----        -----   ---------       -----
                                                       -----          ---        -----        -----   ---------       -----

* Includes $3.6 million and $2.1 million in 1997 and 1996, respectively, relating to acquisitions

This schedule reflects only the financial information of continuing operations.

DEFERRED TAX
ASSET VALUATION
ALLOWANCE
------------------------------------------------
1997............................................   $     0.3    $      --    $      --    $      --   $      --   $     0.3
                                                       -----          ---        -----        -----   ---------       -----
                                                       -----          ---        -----        -----   ---------       -----
1996............................................   $     3.2    $      --    $      --    $    (2.9)  $      --   $     0.3
                                                       -----          ---        -----        -----   ---------       -----
                                                       -----          ---        -----        -----   ---------       -----
1995............................................   $     3.2    $      --    $      --    $      --   $      --   $     3.2
                                                       -----          ---        -----        -----   ---------       -----
                                                       -----          ---        -----        -----   ---------       -----

    This account reflects the adoption of SFAS No. 109, "Accounting for Income Taxes," which was adopted effective January 1, 1992. The Company utilized $2.9 million of capital loss carryforwards in 1996 to reduce income tax expense for the year.

    This schedule reflects only the financial information of continuing operations.

                                    EXHIBIT INDEX

  Exhibit
  Number       Description
  ------       -----------

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

     4.3       Form of the Company's $250,000,000 principal amount of 6-3/4%
               Notes due December 15, 2006, filed as Exhibit 4.1 to the
               Company's Current Report on Form 8-K dated December 10, 1996, and hereby incorporated by reference.


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

    10.2* Amendment dated October 24, 1989, to Employment Agreement by and between the Company and Jack F. Reichert filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1989, and hereby incorporated by reference




  Exhibit
  Number       Description
  ------       -----------

    10.3*      Supplemental Agreement to Employment Agreement dated December 30,
               1986, by and between the Company and Jack F. Reichert filed as
               Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, and hereby incorporated by reference.

    10.4* Amendment dated February 12, 1991, to Employment Agreement by and between the Company and Jack F. Reichert filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for 1990 and hereby incorporated by reference.

    10.5* Amendment dated March 20, 1992, to Employment Agreement by and between the Company and Jack F. Reichert filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for 1992 and hereby incorporated by reference.


    10.6* Amendment dated December 15, 1992, to Employment Agreement by and between the Company and Jack F. Reichert filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for 1992 and hereby incorporated by reference.

    10.7* Amended and Restated Employment Agreement dated February 3, 1997, by and between the Company and Peter N. Larson filed as Exhibit
               10.7 to the Company's Annual Report on Form 10-K for 1996 and hereby incorporated by reference.

    10.8*      Employment Agreement dated December 1, 1995, by and between the
               Company and Peter B. Hamilton filed as Exhibit 10.8 to the
               Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

    10.9* Form of Employment Agreement by and between the Company and each of M. D. Allen, W. J. Barrington, K. J. Chieger, J. W. Dawson, F.
               J. Florjancic, Jr., P. B. Hamilton, R. S. O'Brien, V. J. Reich,
               J. A. Schenk, and K. B. Zeigler, filed as Exhibit 10.9 to the
               Company's Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

    10.10*     1994 Stock Option Plan for Non-Employee Directors filed as
               Exhibit A to the Company's definitive Proxy Statement dated March
               25, 1994, for the Annual Meeting of Stockholders on April 27,
               1994, and hereby incorporated by reference.

    10.11* 1995 Stock Plan for Non-Employee Directors filed as Exhibit B to the Company's definitive Proxy Statement dated March 19, 1996, for the Annual Meeting of Stockholders on April 24, 1996, and hereby incorporated by reference.

    10.12*     Supplemental Pension Plan filed as Exhibit 19.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1989, and hereby incorporated by reference.



  Exhibit
  Number       Description
  ------       -----------

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

    10.15* Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, J. L. Bleustein, M. J. Callahan, M. A.
               Fernandez, P. Harf, G. D. Kennedy, J. W. Lorsch, R. P. Mark, B.
               Martin Musham, K. Roman and R. W. Schipke filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

    10.16* Indemnification Agreement dated September 16, 1986, by and between the Company and J. F. Reichert filed as Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1986, and hereby incorporated by reference.

    10.17*     Indemnification Agreement dated April 1, 1995, by and between the
               Company and P. N. Larson filed as Exhibit 10.17 to the Company's
               Annual Report on Form 10-K for 1995 and hereby incorporated by reference.

    10.18*     Indemnification Agreement by and between the Company and each of
               M. D. Allen, W. J. Barrington, K. J. Chieger, J. W. Dawson, F. J.
               Florjancic, Jr., P. B.  Hamilton, R. S. O'Brien, V. J. Reich, J.
               A. Schenk, and K. B. Zeigler filed as Exhibit 19.4 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1986, and hereby incorporated by reference.

    10.19*     1991 Stock Plan filed as Exhibit A to the Company's definitive
               Proxy Statement dated March 19, 1996, for the Annual Meeting of
               Stockholders on April 24, 1996 and hereby incorporated by reference.

    10.20*     Change in Control Severance Plan filed as Exhibit 10.22 to the
               Company's Annual Report on Form 10-K for 1989 and hereby incorporated by reference.

    10.21*     Brunswick Performance Plan for 1997 filed as Exhibit 10.22 to the
               Company's Annual Report on Form 10-K for 1996 and hereby incorporated by reference.

    10.22*     Brunswick Performance Plan for 1998.




  Exhibit
  Number       Description
  ------       -----------

    10.23*     Brunswick Strategic Incentive Plan for 1995-1997 filed as Exhibit
               10.23 to the Company's Annual Report on form 10-K for 1993 and hereby incorporated by reference.

    10.24*     Brunswick Strategic Incentive Plan for 1996-1997 filed as Exhibit
               10.24 to the Company's Annual Report on form 10-K for 1995 and hereby incorporated by reference.

    10.25*     Brunswick Strategic Incentive Plan for 1997-1998 filed as Exhibit
               10.25 to the Company's Annual Report on form 10-K for 1996 and hereby incorporated by reference.

    10.26*     Brunswick Strategic Incentive Plan for 1998-1999.

    10.27*     1997 Stock Plan for Non-Employee Directors.

    10.28*     Elective Deferred Compensation Plan.

    10.29*     Automatic Deferred Compensation Plan.

    10.30*     Employment Agreement dated July 1, 1997 by and between the
               Company and Augustine Nieto.

    12 Statement regarding computation of ratio of earnings to fixed charges.

    21.1       Subsidiaries of the Company.

    23.1 Consent of Independent Public Accountants is on page 53 of this Report.

    24.1       Powers of Attorney.

    27.1       Financial Data Schedule.

    27.2       Restated Financial Data Schedule.