Form 10-Q
period 1998-03-31
BRUNSWICK CORP
filed 1998-05-15
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                             FORM 10-Q

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the quarterly period ended March 31, 1998

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

  Yes  X        No


At May 8, 1998, there were 99,435,511 shares of the Company's
Common Stock ($.75 par value) outstanding.


             Part I- Financial Information

              Item I-Financial Statements

                 Brunswick Corporation
           Consolidated Statements of Income
          for the three months ended March 31
          (in millions, except per share data)
                     (unaudited)
                                                              1998        1997

Net sales                                                    904.2       841.6
Cost of sales                                                647.9       601.0
Selling, general and administrative expense                  148.2       147.2
    Operating earnings                                       108.1        93.4
Interest expense                                             (14.9)      (11.1)
Other income and expense                                       1.8         2.8
    Earnings before income taxes                              95.0        85.1
Income tax provision                                          36.1        32.4

   Net earnings                                               58.9        52.7

Earnings per common share
Basic                                                         0.59        0.53
Diluted                                                       0.59        0.53


Average shares used for computation of
  Basic earnings per share                                    99.5        98.7
  Diluted earnings per share                                 100.5        99.7

Cash dividends declared per common share                     0.125       0.125

The notes are an integral part of these
  consolidated statements.

                    Brunswick Corporation
                 Consolidated Balance Sheets
          As of March 31, 1998 and December 31, 1997
               (in millions, except share data)
                        (unaudited)
                                                      March 31,    December 31,
                                                         1998          1997

Assets
Current assets
  Cash and cash equivalents, at cost,
    which approximates market                             82.7            85.6
  Accounts and notes receivable,
    less allowances of $21.7 and $20.7                   570.1           434.9
  Inventories
    Finished goods                                       365.1           313.4
    Work-in-process                                      145.9           139.4
    Raw materials                                        138.9           113.5
      Net inventories                                    649.9           566.3
  Prepaid income taxes                                   211.1           210.7
  Prepaid expenses                                        44.6            46.0
  Income tax refund receivable                             0.0            22.5
       Current assets                                  1,558.4         1,366.0

Property
  Land                                                    76.3            68.7
  Buildings                                              434.9           425.8
  Equipment                                              851.8           830.8
      Total land, buildings and equipment              1,363.0         1,325.3
  Accumulated depreciation                              (669.1)         (656.7)
      Net land, buildings and equipment                  693.9           668.6
  Unamortized product tooling costs                      108.8           114.4
      Net property                                       802.7           783.0

Other assets
  Goodwill                                               731.5           726.4
  Other intangibles                                      115.3           115.8
  Investments                                             78.5            87.5
  Other long-term assets                                 166.2           162.7
      Other assets                                     1,091.5         1,092.4

Total Assets                                           3,452.6         3,241.4

Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including
    current maturities of long-term debt                 296.2           109.3
  Accounts payable                                       256.3           252.9
  Accrued expenses                                       531.6           586.0
  Income taxes payable                                    35.3             0.0
      Current liabilities                              1,119.4           948.2

Long-term debt
  Notes, mortgages and debentures                        645.5           645.5

Deferred items
  Income taxes                                           137.7           144.3
  Postretirement and postemployment benefits             138.2           137.3
  Compensation and other                                  55.5            51.1
      Deferred items                                     331.4           332.7

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,538,000 shares            76.9            76.9
  Additional paid-in capital                             310.3           308.2
  Retained earnings                                    1,098.7         1,052.2
  Treasury stock, at cost:
  3,039,000 and 3,057,000 shares                         (62.9)          (59.0)
  Unamortized ESOP expense and other                     (62.2)          (63.1)
  Accumulated other comprehensive income                  (4.5)           (0.2)
      Common shareholders' equity                      1,356.3         1,315.0

Total liabilities and shareholders' equity             3,452.6         3,241.4


The notes are an integral part of these consolidated statements.

                           Brunswick Corporation
                   Consolidated Statements of Cash Flows
                    for the three months ended March 31
                           (dollars in millions)
                                (unaudited)


                                                              1998        1997


Cash flows from operating activities
  Net earnings                                                58.9        52.7
  Depreciation and amortization                               39.5        37.1
  Changes in noncash current assets and current
    liabilities                                             (255.1)     (197.2)
  Income taxes                                                58.9        30.2
  Other, net                                                  (9.1)        8.1
     Net cash used for operating activities                 (106.9)      (69.1)

Cash flows from investing activities
  Acquisitions of businesses                                 (29.0)     (151.6)
  Unrestricted cash held for Igloo acquisition                 0.0       143.0
  Capital expenditures                                       (36.8)      (32.7)
  Payments advanced for long-term
    supply arrangements                                       (5.5)        0.0
  Other, net                                                   7.8         0.0
     Net cash used for investing activities                  (63.5)      (41.3)

Cash flows from financing activities
  Net proceeds from issuances of short-term
    commercial paper and other short-term debt               186.2         0.0
  Cash dividends paid                                        (12.4)      (12.3)
  Stock repurchases                                          (11.5)        0.0
  Stock options exercised                                      4.4         5.4
  Other, net                                                   0.8         2.7
     Net cash provided by (used for) financing activities    167.5        (4.2)

Net decrease in cash and cash equivalents                     (2.9)     (114.6)
Cash and cash equivalents at January 1                        85.6       238.5

Cash and cash equivalents at March 31                         82.7       123.9

Supplemental cash flow disclosures:
  Interest paid                                               18.9        10.6
  Income tax refunds received, net                            22.8         2.6
  Treasury stock issued for compensation plans and other       9.5        11.5


  The notes are an integral part of these consolidated statements.

                       Brunswick Corporation
            Notes to Consolidated Financial Statements
       March 31, 1998, December 31, 1997 and March 31, 1997
                            (unaudited)

Note 1 - Accounting Policies

This unaudited financial data has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements and footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted. Brunswick Corporation (the "Company") believes that the disclosures in these statements are adequate to make the information presented not misleading. Certain previously reported amounts have been reclassified to conform with the current period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarters ended March 31, 1998 and 1997. The 1998 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Note 2 - Earnings Per Common Share

There is no difference in the earnings used to compute the Company's basic and diluted earnings per share. The difference in the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share is caused by potential common stock relating to employee stock options. The weighted-average number of shares of potential common stock was
1.0 million for the quarters ended March 31, 1998 and 1997.

Note 3 - Acquisitions

On January 30, 1998, the Company acquired the assets of ParaBody, Inc. a manufacturer and marketer of a leading consumer line of multistation gyms, benches and racks. ParaBody is part of the Life Fitness division in the Recreation segment. The Company also acquired the assets of certain bowling centers in the first quarter of 1998.

Note 4 - Debt

During the first quarter of 1998, commercial paper outstanding increased to $272.5 million at March 31, 1998, versus $86.3 million at December 31, 1997, to fund working capital requirements, acquisitions and capital expenditures.

Note 5 - Litigation

There have been no significant changes in the status of the items set forth in Note 6: "Commitments and Contingencies," in the 1997
Annual Report to Shareholders.


Note 6 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarters ended
March 31, 1998 and 1997 (in millions):

                            Quarter Ended March 31,
                           1998                1997
                      Net     Operating      Net     Operating
                     Sales    Earnings      Sales    Earnings


     Marine          $582.9   $81.5        $568.6    $67.0

     Recreation       321.3    34.6         273.0     36.8

     Corporate           -     (8.0)           -     (10.4)

     Consolidated    $904.2  $108.1        $841.6    $93.4

Marine segment operating earnings for the quarter ended March 31, 1998, include $7.5 million of income recorded in connection with a settlement with certain boat dealers.

Note 7 - Strategic Charge

During the third quarter of 1997, the Company announced a strategic initiative to streamline its operations and improve global manufacturing costs. The initiative includes the termination of development efforts on a line of personal watercraft; closing boat plant manufacturing facilities in Cork, Ireland and Miami, Oklahoma; centralizing European marketing and customer service in the Marine segment; outsourcing the manufacture of certain components in the Company's bowling division; consolidating fishing reel manufacturing; and other actions directed at manufacturing rationalization, product profitability improvements and general and administrative expense efficiencies. Management anticipates that these actions will be substantially completed by the end of 1998. In the third quarter of 1997, the Company recorded a pretax charge of $98.5 million ($63.0 million after tax) to cover exit costs related to these actions. The charge consisted of $74.7 million recorded in the Marine segment and $23.8 million recorded in the Recreation segment. The components of the charge included $32.6 million for severance costs, $42.0 million for asset disposition costs and $23.9 million for other incremental costs related to exit activities.

The Company's accrued expense balance relating to these initiatives as of March 31, 1998, and December 31, 1997, were as follows (in millions):

                                 March 31,     December 31,
                                   1998           1997
                 Severance      $20.7          $23.2

                 Other           16.9           17.2

                 Total          $37.6          $40.4


The Company has completed approximately 70 percent of the employee reduction program included in the charge. The balance of the severance-related accruals at March 31, 1998, covers future payments to be made for severance actions.



Note 8 - Comprehensive Income

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires reporting certain transactions that result in a change in equity, such as currency translation, unrealized gains and losses and minimum pension liability adjustments, as components of comprehensive income. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. During the first quarter of 1998 and 1997, total comprehensive income amounted to $54.6 million and $47.4 million, respectively. Accumulated other comprehensive income includes cumulative translation and minimum pension liability adjustments.

          Item 2. - Management's Discussion and Analysis

Overview

The Company's financial results in the first quarter of 1998 continue to reflect the favorable effect of strategic initiatives, which include acquiring active recreation businesses, expanding existing brands through effective marketing programs and product innovations, and managing costs to improve operating margins.

Several acquisitions affect the comparison of the Company's first quarter 1998 results to the prior year. These acquisitions include Hoppe's hunting accessories acquired on March 7, 1997; Mongoose bicycles acquired on April 28, 1997; Life Fitness cardiovascular and strength training equipment on July 9, 1997; Hammer Strength plate-loaded strength training equipment on November 13, 1997; DBA Products bowling lane supplies on November 20, 1997; and ParaBody multistation gyms, benches and racks on January 30, 1998.

Results of Operations

Consolidated

The following table sets forth certain ratios and relationships calculated from the consolidated statements of income for the quarters ended March 31:

                                                1998       1997
   Percentage increase versus the prior year in

     Net sales                                  7.4%      13.9%
     Operating earnings                        15.7%      21.9%
     Net earnings from continuing operations 11.8% 13.6% Diluted earnings per share from
        continuing operations                  11.3%      12.8%
   Expressed as a percentage of net sales

     Gross Margin                              28.3%      28.6%
     Selling, general and administrative
         expense                               16.3%      17.5%
     Operating margin                          12.0%      11.1%


Sales increased by $62.6 million to $904.2 million in the first quarter of 1998 compared with $841.6 million in 1997. In 1998, the Marine segment recorded a sales increase of $14.3 million, and the Recreation segment added $48.3 million. These increases primarily reflect growth in sales of higher-priced large boats and the effect of revenues from the companies acquired in 1997 and 1998.

The Company's gross margin percentage decreased slightly from last year due to the effects of volume declines in the bowling equipment business. The decline was partially offset by an improved sales mix and the favorable impact of the recently acquired Life Fitness business. Selling, general and administrative expenses as a percent of sales decreased to 16.3 percent in the first quarter of 1998 from 17.5 percent in the first quarter of 1997 as a result of income recorded in 1998 in connection with the settlement reached with certain of the Company's boat dealers, MarineMax, Inc., along with increased economies of scale and effective cost management designed to keep the growth in costs at rates below the growth in revenues. Under the terms of the aforementioned settlement, MarineMax has agreed to pay Brunswick $15.0 million at December 31, 1998, of which $7.5 million was recognized as income in the first quarter. The Company expects to recognize the remainder of this gain during 1998.


Operating margins in the first quarter of 1998 improved 0.9 points to 12.0 percent compared with 1997. Operating earnings increased
15.7 percent in the first quarter of 1998, while net earnings increased 11.8 percent to $58.9 million. Interest expense increased by $3.8 million, or 34.2 percent, in the first quarter of 1998 compared with the same period in 1997 due to increased debt levels related to the funding of acquisitions.

The Company's effective tax rate was at 38.0 percent in the first quarter of 1998 and 1997. Diluted earnings per share increased
11.3 percent to $0.59 in the first quarter of 1998 from $0.53 in 1997. Weighted common shares outstanding used to calculate diluted earnings per share increased to 100.5 million in 1998 from
99.7 million in 1997 reflecting stock issued under compensation plans and the effect of stock appreciation on employee stock options.


Recreation Segment

The following table sets forth Recreation segment results for the quarters ended March 31 (dollars in millions):

                                          1998        1997

       Net sales                         $321.3      $273.0
       Percentage increase versus the
          prior year                       17.7%       41.9%
       Operating earnings                $ 34.6      $ 36.8

       Percentage increase (decrease)
         versus the prior year             (6.0)%      69.6%
       Operating margin                    10.8%       13.5%
       Capital expenditures              $ 16.7      $ 12.6


In 1998, Recreation segment sales increased 17.7 percent to $321.3 million. The sales gain reflects the contribution of the aforementioned businesses acquired in 1997 and 1998 along with improvements in sales of ice chests and beverage coolers. These gains were partially offset by weakness in revenues from bowling equipment as credit restrictions in China led to significantly lower sales into that market.

Operating earnings in 1998 decreased 6.0 percent from 1997 to $34.6 million and operating margins for the segment were 10.8 percent during the first quarter of 1998, a decrease of 2.7 points from 13.5 percent in 1997. The decline in operating margins reflects the impact of lower bowling equipment sales and weak markets for bicycles and camping equipment during a period of adverse weather conditions. These factors were partially offset by productivity gains primarily in fishing equipment.



Marine Segment

The following table sets forth Marine segment results for the quarters ended March 31 (dollars in millions):

                                       1998        1997

       Net sales                     $582.9      $568.6
       Percentage increase versus
         the prior year                 2.5%        4.0%
       Operating earnings            $ 81.5      $ 67.0

       Percentage increase versus
         the prior year                21.6%        4.2%
       Operating margin                14.0%       11.8%
       Capital expenditures          $ 19.7      $ 19.3



The Marine segment posted a sales gain of 2.5 percent as a result of successful marketing programs and an improved sales mix of larger, higher-margin boats.

Operating earnings for the segment were $81.5 million in the first quarter of 1998, compared with $67.0 million in the same period last year, and operating margins improved to 14.0 percent from
11.8 percent. Operating margins benefited from $7.5 million of income recorded in 1998 in connection with the aforementioned MarineMax settlement along with higher sales of larger boats and the benefits of cost management actions. Excluding the $7.5 million settlement, operating earnings increased 10.4 percent and operating margins improved to 12.7 percent.


Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

Cash and cash equivalents totaled $82.7 million at March 31, 1998, down $2.9 million from the end of 1997.

Cash used for operating activities totaled $106.9 million in 1998, versus $69.1 million in 1997. The primary components of cash used for operating activities include the Company's net earnings adjusted for noncash expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels. The increase in cash used for operating activities between 1997 and 1998 is due to the increase in cash used to fund working capital investments versus the prior year, primarily related to inventory and the timing of expense payments, partially offset by stronger operating results.

During the first quarter of 1998, the Company invested $36.8 million in capital expenditures, compared with $32.7 million in 1997. The 1998 capital expenditure budget is approximately $200 million, principally for growth and productivity initiatives. A significant portion of the 1998 capital expenditures budget is dedicated to substantially upgrading information system capabilities company wide.

Investments in acquisitions of businesses totaled $29.0 million in the first quarter of 1998.

Total debt at March 31, 1998, increased to $941.7 million versus
$754.8 million at the end of 1997 due to increased commercial paper borrowings to fund working capital requirements, acquisitions and capital expenditures. Debt-to-capitalization ratios at these dates were 41.0 percent and 36.5 percent, respectively.



During the first quarter of 1998, the Company repurchased 370,000 shares of its common stock for $11.5 million in open market transactions under the repurchase program announced in 1997.

The Company's financial flexibility and access to capital markets result from its strong balance sheet, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company has a $400 million long-term credit agreement with a group of banks and $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

The Company uses its cash balances and other sources of liquidity to invest in its current businesses to promote innovation and new product lines, and to acquire complementary businesses. These investments, along with other actions taken to improve the profit margins of current businesses, are designed to continue improvement in the Company's financial performance and enhance shareholder value.

New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statements No. 130, "Reporting Comprehensive Income, " and No. 131, "Disclosures About Segments of an Enterprise and Related Information," which require adoption in 1998. Statement No. 130 requires companies to report certain transactions that result in a change in equity, such as foreign currency translation, unrealized gains and losses and minimum pension liability adjustments, as components of comprehensive income as part of the financial statements. This statement, which was adopted effective January 1, 1998, had no impact on the Company's net income or shareholders' equity. During the first quarter of 1998 and 1997, total comprehensive income amounted to $54.6 million and $47.4 million, respectively.

Statement No. 131 requires companies to report segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. The
Company intends to adopt this statement by December 31, 1998.

Year 2000

The Company continues to assess and address the impact of the Year 2000 issue on its businesses. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. The Company uses software and related technologies throughout its businesses and in its products that will be affected by this issue. The Company has completed its review of the information systems used in its internal business operations and its production processes. An assessment of the technology incorporated into the Company's products and of the information systems of its customers and suppliers is continuing and is scheduled to be substantially completed by mid-1998. If changes addressing the Year 2000 issue are not made on a timely basis prior to the year 2000, the Company's internal financial and production operations may be hindered by the miscalculation of information and certain products may not function properly. This could have a material adverse effect on the Company's results of operations and financial condition.

The Company is aggressively pursuing a Year 2000 compliance plan that combines remediating existing software and replacing systems as part of a company-wide systems upgrade project. A Year 2000 Project Office is leading the initiatives that address areas with the potential of major business impact. The total cost of modifying existing software and related technologies has not been determined; however, based on preliminary information, the cost is currently not expected to be material to the Company's results of operations or financial condition. Costs associated with the company-wide systems upgrade are included in the Company's capital expenditures budget.



Forward Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the ability to complete the planned strategic initiatives, Year 2000 actions and information systems initiatives within the time and cost estimated; the effect of economic conditions in Asia; adverse weather conditions retarding sales of outdoor recreation products; inventory adjustments by major retailers; competitive pricing pressures; the ability to integrate acquisitions; the success of marketing and cost-management programs; and shifts in market demand for the Company's products.


                   PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the April 22, 1998, Annual Meeting of Shareholders of the Company (the "1998 Annual Meeting"), Messrs. Nolan D. Archibald, Jeffrey L. Bleustein and Kenneth Roman were elected directors of the Company for terms expiring at the 2001 Annual Meeting, and Ms. Bettye Martin Musham was elected director of the Company for a term expiring at the 1999 Annual Meeting. The numbers of shares voted with respect to these directors were:

     Nominees                     For         Withheld

     Nolan D. Archibald       80,910,128        983,741
     Jeffrey L. Bleustein     80,888,604      1,005,265
     Kenneth Roman            80,523,569      1,370,300
     Bettye Martin Musham     80,839,029      1,054,840

At the 1998 Annual Meeting, the Board of Directors' appointment of Arthur Andersen LLP as auditors for the Company and its subsidiaries for the year 1998 was ratified pursuant to the following vote:

                              Number of Shares

          For                   81,306,310
          Against                  316,255
          Abstain                  271,304

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

       3.  By-Laws of the Company.

(b)  Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the three months ended March 31, 1998.

                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRUNSWICK CORPORATION

May 15, 1998                  By: /s/ Victoria J. Reich
                               Victoria J. Reich,
                               Vice President and Controller*

*Ms. Reich is signing this report both as a duly authorized officer and as the principal accounting officer.