Form 10-Q
period 1998-06-30
BRUNSWICK CORP
filed 1998-08-14
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998

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

  Yes  X        No


At August 10, 1998, there were 99,074,297 shares of the Company's
Common Stock ($.75 par value) outstanding.


             Part I- Financial Information

              Item I-Financial Statements

                 Brunswick Corporation
           Consolidated Statements of Income
             for the periods ended June 30
          (in millions, except per share data)

                                                                    Quarter                    Six months
                                                                 ended June 30               ended June 30
                                                                1998          1997          1998          1997

Net sales                                                     1,113.0       1,008.2       2,017.2       1,849.8
Cost of sales                                                   795.3         706.0       1,443.2       1,307.0
Selling, general and administrative expense                     173.8         164.2         322.0         311.4
    Operating earnings                                          143.9         138.0         252.0         231.4
Interest expense                                                (16.0)        (10.3)        (30.9)        (21.4)
Other income and expense                                          4.7           4.1           6.5           6.9
    Earnings before income taxes                                132.6         131.8         227.6         216.9
Income tax provision                                             49.2          48.9          85.3          81.3

    Net earnings                                                 83.4          82.9         142.3         135.6

Earnings per common share:
  Basic                                                          0.84          0.84          1.43          1.37
  Diluted                                                        0.83          0.83          1.42          1.36

Average shares used for computation of:
  Basic earnings per share                                       99.4          99.1          99.4          98.9
  Diluted earnings per share                                    100.4         100.2         100.5          99.9

Cash dividends declared per common share                        0.125         0.125          0.25          0.25


The notes are an integral part of these consolidated statements.

                    Brunswick Corporation
                 Consolidated Balance Sheets
   As of June 30, 1998, December 31, 1997 and June 30, 1997
               (in millions, except share data)
                                                   (unaudited)

                                                                June 30,    December 31,     June 30,
                                                                  1998          1997           1997

Assets
Current assets
  Cash and cash equivalents, at cost,
    which approximates market                                        71.0            85.6      110.8
  Accounts and notes receivable,
    less allowances of $22.0, $20.7 and $18.5                       610.4           434.9      509.4
  Inventories
    Finished goods                                                  345.0           313.4      292.8
    Work-in-process                                                 142.6           139.4      149.7
    Raw materials                                                   133.6           113.5       92.9
      Net inventories                                               621.2           566.3      535.4
  Prepaid income taxes                                              221.6           210.7      192.2
  Prepaid expenses                                                   41.5            46.0       32.7
  Income tax refund receivable                                        0.0            22.5        0.0
       Current assets                                             1,565.7         1,366.0     1380.5

Property
  Land                                                               74.3            68.7       69.5
  Buildings                                                         442.1           425.8      411.3
  Equipment                                                         884.4           830.8      797.6
      Total land, buildings and equipment                         1,400.8         1,325.3     1278.4
  Accumulated depreciation                                         (693.8)         (656.7)    (636.7)
      Net land, buildings and equipment                             707.0           668.6      641.7
  Unamortized product tooling costs                                 101.3           114.4       97.0
      Net property                                                  808.3           783.0      738.7

Other assets
  Goodwill                                                          728.6           726.4      437.5
  Other intangibles                                                 108.6           115.8      126.0
  Investments                                                        99.6            87.5       89.1
  Other long-term assets                                            164.4           162.7      158.7
      Other assets                                                1,101.2         1,092.4      811.3

Total Assets                                                      3,475.2         3,241.4     2930.5

Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including
    current maturities of long-term debt                            225.6           109.3        67.7
  Accounts payable                                                  259.1           252.9       244.4
  Accrued expenses                                                  560.3           586.0       504.5
  Income taxes payable                                               30.7             0.0        21.3
      Current liabilities                                         1,075.7           948.2       837.9

Long-term debt
  Notes, mortgages and debentures                                   641.8           645.5       458.6

Deferred items
  Income taxes                                                      138.3           144.3       137.4
  Postretirement and postemployment benefits                        139.5           137.3       134.6
  Compensation and other                                             61.7            51.1        36.5
      Deferred items                                                339.5           332.7       308.5

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,538,000 shares                       76.9            76.9        76.9
  Additional paid-in capital                                        311.3           308.2       305.2
  Retained earnings                                               1,169.6         1,052.2     1,062.1
  Treasury stock, at cost:
    3,346,000; 3,057,000 and 3,221,000 shares                       (74.1)          (59.0)      (59.1)
  Unamortized ESOP expense and other                                (61.5)          (63.1)      (66.4)
  Accumulated other comprehensive income                             (4.0)           (0.2)        6.8
      Common shareholders' equity                                 1,418.2         1,315.0     1,325.5

Total liabilities and shareholders' equity                        3,475.2         3,241.4     2,930.5


The notes are an integral part of these consolidated statements.


                           Brunswick Corporation
                   Consolidated Statements of Cash Flows
              for the six months ended June 30,
                               (in millions)



                                                                                1998        1997
                                                                                   (unaudited)

Cash flows from operating activities
  Net earnings                                                                  142.3       135.6
  Depreciation and amortization                                                  79.3        72.0
  Changes in noncash current assets and current
    liabilities                                                                (226.9)     (204.6)
  Income taxes                                                                   45.6        26.8
  Other, net                                                                     (2.7)        6.4
     Net cash provided by operating activities                                   37.6        36.2

Cash flows from investing activities
  Acquisitions of businesses                                                    (31.9)     (176.0)
  Unrestricted cash held for Igloo acquisition                                    0.0       143.0
  Capital expenditures                                                          (73.0)      (80.6)
  Payments advanced for long-term supply arrangements                            (5.5)       (4.6)
  Investments                                                                   (21.6)        0.0
  Other, net                                                                     10.3         9.4
     Net cash used for investing activities                                    (121.7)     (108.8)

Cash flows from financing activities
  Net proceeds from issuances of short-term
   commercial paper and other short-term debt                                   116.2        54.3
  Proceeds from issuance of long-term debt                                        0.0         7.0
  Payments of long-term debt including current maturities                        (3.5)     (103.1)
  Stock options exercised                                                         6.5        11.5
  Stock repurchases                                                             (24.8)        0.0
  Cash dividends paid                                                           (24.9)      (24.8)
     Net cash provided by (used for) financing activities                        69.5       (55.1)

Net decrease in cash and cash equivalents                                       (14.6)     (127.7)
Cash and cash equivalents at January 1                                           85.6       238.5

Cash and cash equivalents at June 30                                             71.0       110.8

Supplemental cash flow disclosures:
  Interest paid                                                                  36.7        29.2
  Income tax paid, net                                                           39.7        54.6
  Treasury stock issued for compensation plans and other                         12.4        19.2


  The notes are an integral part of these consolidated statements.







                       Brunswick Corporation
            Notes to Consolidated Financial Statements
        June 30, 1998, December 31, 1997 and June 30, 1997
                            (unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter and six-month periods ended June 30, 1998 and 1997. The 1998 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Note 2 - Earnings Per Common Share

There is no difference in the earnings used to compute the Company's basic and diluted earnings per share. The difference in the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share is caused by potential common stock relating to employee stock options. The weighted-average number of shares of potential common stock was
1.0 million and 1.1 million for the quarters ended June 30, 1998 and 1997, and 1.1 million and 1.0 million for the six-month periods ended June 30, 1998 and 1997, respectively.

Note 3 - Acquisitions

On January 30, 1998, the Company acquired the assets of ParaBody, Inc. a marketer and manufacturer of a leading consumer line of multistation gyms, benches and racks. ParaBody has been included as part of the Recreation segment. The Company also acquired the assets of certain bowling centers. Total cash consideration paid for acquisitions totaled $31.9 million in the first six months of 1998.

Note 4 - Debt

Commercial paper outstanding increased to $205.3 million at June
30, 1998, versus $86.3 million at December 31, 1997, to fund working capital requirements, acquisitions and capital expenditures.

Note 5 - Litigation

On June 19, 1998, a jury awarded $44 million in damages in a suit brought in December 1995 by Independent Boatbuilders, Inc. ("IBBI"), a buying group of boat manufacturers and twenty-two of its members. The lawsuit, Concord Boat Corporation, et. al. v. Brunswick Corporation, was filed in the United States District Court for the Eastern District of Arkansas, and alleged that the Company unlawfully monopolized, unreasonably restrained trade, and made acquisitions which substantially lessened competition in the market for sterndrive and inboard marine engines in the United States and Canada. Under the antitrust laws, that amount will be trebled, and plaintiffs will be entitled to their attorneys' fees and interest. Any and all amounts paid by the Company will be deductible for tax purposes. The jury rejected the Company's counterclaim.

The Company has filed motions with the trial court seeking to set aside the verdict, requesting a new trial and opposing the plaintiffs' recently filed requests for equitable relief. If unsuccessful at the trial court level, the Company will appeal the entry of any adverse judgement or order for equitable relief. While there can be no assurances, the Company believes any adverse judgment or order is likely to be reversed. The Company is not presently able to reasonably estimate the ultimate outcome of this case, and accordingly, no expense for this case has been recorded.

No trial date has yet been set on two related claims asserted by the same plaintiffs. In connection with these two claims, which allege attempted monopolization of the outboard engine and sterndrive boat markets, plaintiffs seek equitable relief, but no money damages. The Company believes these claims are without merit and will vigorously defend against them. The equitable relief sought relating to these claims is similar to that just asserted in connection with the counts already tried and includes requests for divestiture of the Company's principal boat manufacturing operations and orders precluding the Company from implementing various marketing and pricing programs as well as from acquiring certain other marine-related companies or assets.

The Company believes that an order of divestiture is highly unlikely both because of its defenses to plaintiffs' claims and the availability of less restrictive equitable remedies should a court conclude that equitable relief is appropriate in connection with any of the plaintiffs' claims.

The Company believes that if an adverse judgement is not reversed, other boat builders are likely to bring similar suits and, if successful, the damages ultimately payable by the Company would be material. Sales of sterndrive and inboard marine engines to IBBI plaintiffs are estimated to represent less than one-fifth of the total sold during the time period for which damages were awarded in their suit; however, a variety of factors affecting both the likelihood and size of any damage award to various other potential claimants makes it difficult to estimate the Company's possible exposure.


Note 6 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarter and six-month periods ended June 30, 1998 and 1997 (in millions):

                            Quarter ended June 30
                         1998                   1997
                   Net     Operating      Net     Operating
                  Sales    Earnings      Sales    Earnings

Marine           $  722.6 $  122.6      $  659.1 $  105.8
Recreation          390.4     28.9         349.1     41.7
Corporate             0.0     (7.6)          0.0     (9.5)
Total            $1,113.0 $  143.9      $1,008.2 $  138.0


                          Six months ended June 30
                         1998                   1997
                   Net     Operating      Net     Operating
                  Sales    Earnings      Sales    Earnings

Marine           $1,305.5 $  204.1      $1,227.7 $  172.8
Recreation          711.7     63.5         622.1     78.5
Corporate             0.0    (15.6)          0.0    (19.9)
Total            $2,017.2 $  252.0      $1,849.8 $  231.4


Marine segment operating earnings for the quarter and six-month periods ended June 30, 1998, include
$7.5 million and $15.0 million, respectively, of income recorded in connection with a settlement with MarineMax, Inc.

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


The Company's accrued expense balances relating to these initiatives as of June 30, 1998, and December 31, 1997, were as follows (in millions):

                       June 30,    December 31,
                         1998         1997
Severance              $   15.4    $    23.2
Other                       8.6         17.2
  Total                $   24.0    $    40.4


The Company has completed approximately 75 percent of the employee reduction program included in the charge. The balance of the severance-related accruals at June 30, 1998, covers future payments to be made for severance actions.

Note 8 - Comprehensive Income

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires reporting certain transactions that result in a change in equity, such as currency translation, unrealized gains and losses on investments and minimum pension liability adjustments, as components of comprehensive income. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. Accumulated other comprehensive income includes cumulative translation, unrealized gains and minimum pension liability adjustments. The components of comprehensive income, net of related tax, for the quarter and six-month periods ended June 30, 1998 and 1997, were as follows (in millions):

                                    Quarter ended      Six months ended
                                       June 30            June 30
                                    1998     1997      1998     1997
Net income                         $ 83.4  $  82.9   $ 142.3  $ 135.6
Other comprehensive income (loss)     0.5      0.9      (3.8)    (4.4)
  Comprehensive income             $ 83.9  $  83.8   $ 138.5  $ 131.2



          Item 2. - Management's Discussion and Analysis

Overview

The Company's sales for the second quarter and first six months of 1998 increased 10.4 percent and 9.0 percent, respectively. Net earnings and diluted earnings per share for the second quarter were essentially flat while net earnings and diluted earnings per share for the first six months of 1998 increased 4.9 percent and
4.4 percent, respectively. These results reflect sales and earnings growth in the Marine segment and the contribution of the recently acquired fitness equipment businesses which were offset by a decline in sales and earnings of bowling capital equipment, as a result of the economic conditions in Asia, and lower sales and earnings of fishing and camping equipment, attributable to adverse weather conditions and inventory adjustments by major retailers.

Several acquisitions affect the comparison of the Company's results for the second quarter and first six months of 1998 with the prior-year periods. These acquisitions include Hoppe's hunting accessories acquired on March 7, 1997; Mongoose bicycles acquired on April 28, 1997; Life Fitness cardiovascular and strength training equipment on July 9, 1997; Hammer Strength plate-loaded strength training equipment on November 13, 1997; DBA Products bowling lane supplies on November 20, 1997; and ParaBody multistation gyms, benches and racks on January 30, 1998.

Results of Operations

Consolidated

The following table sets forth certain ratios and relationships calculated from the consolidated statements of income for the quarter and six-month periods ended June 30, 1998 and 1997:


                                            Quarter ended  Six months ended
                                               June 30        June 30
                                              1998    1997   1998    1997
Percentage increase versus the prior year in:
  Net sales                                   10.4%   17.5%   9.0%   15.8%
  Operating earnings                           4.3%   21.8%   8.9%   21.9%
  Net earnings from continuing operations      0.6%   18.8%   4.9%   16.7%
  Diluted earnings per share from continuing   0.0%   16.9%   4.4%   15.3%
Expressed as a percentage of net sales:
  Gross margin                                28.5%   30.0%  28.5%   29.3%
  Selling, general and administrative expense 15.6%   16.3%  16.0%   16.8%
  Operating margin                            12.9%   13.7%  12.5%   12.5%


Sales increased by $104.8 million to $1,113.0 million in the second quarter of 1998 compared with $1,008.2 million in 1997. In 1998, the Marine segment recorded a sales increase of $63.5 million, and the Recreation segment added $41.3 million. Sales increased by $167.4 million to $2,017.2 million in the first six months of 1998, compared with $1,849.8 million in 1997. In 1998, the Marine segment recorded a sales increase of $77.8 million, and the Recreation segment added $89.6 million. These increases primarily reflect growth in sales of larger, higher-priced boats, improved engine sales in the second quarter of 1998 and the effect of revenues from the companies acquired in 1997 and 1998.


The Company's gross margin percentages for the second quarter and first six months of 1998 decreased from last year due to the effects of previously mentioned volume declines in the bowling equipment, fishing and camping businesses along with increased marketing spending on smaller boats and the costs associated with the introduction of low-emissions outboard engines. The decline was partially offset by an improved sales mix of boats and the favorable impact of the recently acquired businesses.

Selling, general and administrative expenses as a percent of sales decreased to 15.6 percent in the second quarter of 1998 from 16.3 percent in the second quarter of 1997 and 16.0 percent in the first six months of 1998 from 16.8 percent in 1997. Selling, general and administrative expenses for the quarter and first six months were positively affected by income recorded in the first and second quarters of 1998 in connection with the settlement reached with one of the Company's boat dealers, MarineMax, Inc. Under the terms of the aforementioned settlement, MarineMax has agreed to pay Brunswick $15.0 million at December 31, 1998, of which $7.5 million and $15.0 million was recognized as income in the second quarter and six months ended June 30, 1998, respectively. Without these transactions, 1998 selling, general and administrative expenses would have been 16.3 percent and 16.7 percent of sales for the second quarter and year-to-date periods, respectively . These levels are consistent with prior years and reflect the effects of increased economies of scale and cost management activities offset by increases due to the normal operating expense levels of acquired businesses.

Operating margins in the second quarter of 1998 declined 0.8 points to 12.9 percent compared with 1997 while operating margins in the first six months of 1998 remained flat at 12.5 percent. Operating earnings increased 4.3 percent in the second quarter of 1998 and 8.9 percent for the first six months of 1998. Net earnings increased slightly to $83.4 million in the second quarter of 1998, compared with 1997, and increased 4.9 percent to $142.3 million for the first six months of 1998. Interest expense increased by $5.7 million in the second quarter of 1998 and $9.5 million in the first six months of 1998 compared with the same periods in 1997 due to increased debt levels related to the funding of acquisitions and higher levels of working capital investments.

The Company's effective tax rate was at 37.1 percent in the second quarter of 1998 and 1997 and 37.5 percent in the first six months of 1998 and 1997. Diluted earnings per share were unchanged at $0.83 in the second quarter of 1998 and increased 4.4 percent to $1.42 in the first six months of 1998 compared with the same periods in 1997. Weighted common shares outstanding used to calculate diluted earnings per share increased to 100.4 million in the second quarter of 1998 from 100.2 million in 1997 and increased to 100.5 million in the first six months of 1998 from
99.9 in 1997, reflecting stock issued under compensation plans.


Recreation Segment

The following table sets forth Recreation segment results for the quarter and six-month periods ended June 30, 1998 and 1997
(dollars in millions):

                                 Quarter ended      Six months ended
                                    June 30              June 30
                                1998      1997       1998      1997


Net sales                     $ 390.4    $ 349.1    $ 711.7     $ 622.1
   Percentage increase versus
      the prior year             11.8%      59.1%      14.4%       51.1%


Operating earnings            $   28.9      41.7       63.5        78.5
   Percentage increase (decrease)
      versus the prior year      (30.7)%    75.2%     (19.1)%      72.5%

Operating margin                   7.4%     11.9%       8.9%       12.6%
Capital expenditures           $  13.7   $  13.8    $  30.4     $  26.3


In 1998, Recreation segment sales increased 11.8 percent to $390.4 million in the second quarter and 14.4 percent to $711.7 million in the first six months. The sales gains reflect the contribution of the aforementioned businesses acquired in 1997 and 1998 along with improvements in sales of ice chests and beverage coolers and stronger bike sales in the second quarter of 1998. These gains were partially offset by weakness in revenues from bowling equipment, as credit restrictions in China led to significantly lower sales into that market, and from camping and fishing equipment due to adverse weather conditions and inventory adjustments by major retailers.

Operating earnings in the second quarter of 1998 decreased 30.7 percent to $28.9 million from $41.7 million in 1997 and operating margins for the segment were 7.4 percent down from 11.9 percent in 1997. Operating earnings for the first six months of 1998 decreased 19.1 percent to $63.5 million from $78.5 million in 1997 and operating margins declined to 8.9 percent from 12.6 percent.
The decline in operating margins reflects the aforementioned impact of lower fishing and camping equipment sales.
Operating margins were also affected by the previously mentioned decline in bowling equipment sales. The Company has taken actions to mitigate the effects of lower bowling equipment revenues, including rationalizing production, emphasizing lower cost operations and reducing staff. Additional actions may be required in the second half of 1998 to further reduce the current cost structure in the bowling business.

Marine Segment

The following table sets forth Marine segment results for the quarter and six-month periods ended June 30, 1998 and 1997
(dollars in millions):

                             Quarter ended       Six months ended
                                June 30               June 30
                            1998      1997       1998       1997


Net sales                $  722.6   $  659.1    $1,305.5   $1,227.7
Percentage increase
versus the prior year         9.6%       3.2%        6.3%       3.6%

Operating earnings       $  122.6   $  105.8    $  204.1   $  172.8
Percentage increase
versus the prior year        15.9%       6.9%       18.1%       5.8%

Operating margin             17.0%      16.1%       15.6%      14.1%
Capital expenditures      $  22.3    $  29.0    $   42.0   $   48.3



The Marine segment posted sales gains of 9.6 percent and 6.3 percent in the second quarter and first six months of 1998, respectively, as a result of successful marketing programs and an improved sales mix of larger, higher-margin boats and improved engine sales in the second quarter of 1998.

Operating earnings for the segment increased 15.9 percent to $122.6 million in the second quarter of 1998, compared with $105.8 million in the same period last year, and operating margins improved to 17.0 percent from 16.1 percent. Marine operating earnings for the first six months of 1998 were $204.1 million, an
18.1 percent increase compared with $172.8 million in 1997 and operating margins improved to 15.6 percent, a 1.5 point increase over 1997. Operating margins for the second quarter and first six months of 1998 benefited from $7.5 million and $15.0 million, respectively, of income recorded in connection with the aforementioned MarineMax settlement. Excluding the MarineMax settlement, operating earnings increased 8.8 percent and 9.4 percent, respectively, and operating margins were 15.9 percent and
14.5 percent, respectively, for the second quarter and first six months of 1998. The changes in operating margins also reflect the benefits of cost management actions offset by the cost associated with marketing activity designed to increase small boat sales, and the introduction of low-emissions outboard engine products.


Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

Cash and cash equivalents totaled $71.0 million at June 30, 1998, compared with $85.6 million at the end of 1997.

Cash provided by operating activities for the first six months of 1998 and 1997 totaled $37.6 million and $36.2 million, respectively. The primary components of cash provided by operating activities include the Company's net earnings adjusted for noncash expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels.

During the first six months of 1998, the Company invested $73.0 million in capital expenditures, compared with $80.6 million in 1997. The 1998 capital expenditure budget is approximately $200 million, principally for growth and productivity initiatives. A significant portion of the 1998 capital expenditures budget is dedicated to substantially upgrading information system capabilities company wide.

Investments in acquisitions of businesses totaled $31.9 million in the first six months of 1998 versus $176.0 million in the same period in 1997.

Total debt at June 30, 1998, increased to $867.4 million versus $754.8 million at the end of 1997 due to increased commercial paper borrowings to fund working capital requirements, acquisitions and capital expenditures. Debt-to-capitalization ratios at these dates were 38.0 percent and 36.5 percent, respectively.
During the first six months of 1998, the Company repurchased 823,000 shares of its common stock for $24.8 million in open market transactions under the systematic repurchase program announced in 1997.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company has a $400 million long-term credit agreement with a group of banks, which supports the Company's commercial paper borrowings, and $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. The Company extended the termination date on $360 million of the long-term credit agreement from May 22, 2002 to May 22, 2003.

The Company uses its cash balances and other sources of liquidity to invest in its current businesses to promote innovation and new product lines, and to acquire complementary businesses. These investments, along with other actions taken to improve the profit margins of current businesses, are designed to continue improvement in the Company's financial performance and enhance shareholder value.

Year 2000

The Company continues to assess and address the impact of the Year 2000 issue on its businesses. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. The Company uses software and related technologies throughout its businesses and in certain of its products that will be affected by this issue. The Company has completed its assessment of the information systems used in its internal business operations and its production processes. An assessment of the technology incorporated into the Company's products is substantially complete. In addition, the Company is continuing its assessment of the Year 2000 readiness of its customers and suppliers, which is dependent on their cooperation. If changes addressing the Year 2000 issue are not made on a timely basis prior to the year 2000, the Company's internal financial and production operations may be hindered by the miscalculation of information, and certain products may not function properly. This could have a material adverse effect on the Company's results of operations and financial condition.

The Company is aggressively implementing a Year 2000 compliance plan that combines remediating existing software and replacing systems as part of a company-wide systems upgrade project. A majority of the planned remediation effort is complete and testing will continue to ensure readiness. Replacement projects are supported by contingency plans to ensure Year 2000 readiness by mid-1999. A Year 2000 Project Office is leading the initiatives that address areas with the potential of major business impact.

The total cost of modifying existing software and related technologies has been determined and is not expected to be material to the Company's results of operations or financial condition. Costs associated with the company-wide systems upgrade which are included in the Company's capital expenditures budget are expected to total approximately $50 million in 1998 and substantially less in 1999.


New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board (FASB) issued Statements No. 130, "Reporting Comprehensive Income, " and No. 131, "Disclosures About Segments of an Enterprise and Related Information," which require adoption in 1998. Statement No. 130 requires companies to report certain transactions that result in a change in equity, such as foreign currency translation, unrealized gains and losses on investments and minimum pension liability adjustments, as components of comprehensive income as part of the financial statements. This statement, which was adopted effective January 1, 1998, had no impact on the Company's net income or shareholders' equity. Total comprehensive income amounted to $83.9 million and $83.8 million in the second quarter of 1998 and 1997, respectively, and $138.5 million and $131.2 million in the first six-months of 1998 and 1997, respectively.

Statement No. 131 requires companies to report segment information based on how management disaggregates its businesses for evaluating performance and making operating decisions. The
Company intends to adopt this statement by December 31, 1998.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently evaluating the effect of this statement and does not expect it to have a material impact on the Company's financial statements. The Company will adopt this Statement on or before January 1, 2000.


Forward Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the ability to complete the initiatives included in the 1997 strategic charge, Year 2000 actions and information systems initiatives within the time and cost estimated; the effect of economic conditions in Asia; adverse weather conditions retarding sales of outdoor recreation products; inventory adjustments by major retailers; competitive pricing pressures; the ability to integrate acquisitions; the success of marketing and cost-management programs; the outcome of pending litigation; and shifts in market demand for the Company's products.

                   PART II.    OTHER INFORMATION
Item 1.   Legal Proceedings
     Note 5 to the Financial Statements in Part I of this Quarterly Report on pages 6 and 7 is hereby incorporated by reference.

Item 5.   Other Information
     The date after which a notice of a shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 is considered untimely is February 7, 1999, calculated as provided in Rule 14a-4(c)(1) under the Securities Exchange Act of 1934.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

       3.  By-Laws of the Company.

      10. Amendment dated April 1, 1998 to Employment Agreement by and between the Company and Peter N. Larson.

     (b)   Reports on Form 8-K.

       The Company filed no reports on Form 8-K during the three months ended June 30, 1998.

                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRUNSWICK CORPORATION

August 13, 1998                By: /s/ Victoria J. Reich
                               Victoria J. Reich,
                               Vice President and Controller*

*Ms. Reich is signing this report both as a duly authorized officer and as the chief accounting officer.




                           Exhibit Index

No.  Title

3.   By-Laws of the Company

10. Amendment dated April 1, 1998 to Employment Agreement by and between the Company and Peter N. Larson



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

     (b) The human resource and compensation committee shall administer the Brunswick Performance Plan, Strategic Incentive Plan, 1991 Stock Plan, and Supplemental Pension Plan. The human resource and compensation committee shall have the power and authority vested in it by any plan of the corporation, which the committee administers. The human resource and compensation committee shall from time to time recommend to the board of directors the compensation of the officers of the corporation except for assistant officers whose compensation shall be fixed by the officers of the corporation.

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

                           ARTICLE VIII

                        GENERAL PROVISIONS

                             DIVIDENDS

     Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

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

                            ARTICLE IX

          TENNESSEE AUTHORIZED CORPORATION PROTECTION ACT

     Section 1.  This corporation shall be subject to Section
404(a) of the Tennessee Authorized Corporation Protection Act.

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


                                                         EXHIBIT 10
                          AMENDMENT OF
                      EMPLOYMENT AGREEMENT

     THIS AGREEMENT, dated as of April 1, 1998 (the "Amendment
Date"), by and between BRUNSWICK CORPORATION, a Delaware corporation, having its principal executive offices at 1 N. Field
Court, Lake Forest, Illinois 60045 (hereinafter called "Company") and Peter N. Larson (hereinafter called the "Executive").

                      W I T N E S S E T H:

     WHEREAS, the Company and the Executive have entered an employment agreement dated February 3, 1997 (the "Agreement"); and

     WHEREAS, the Company and the Executive have agreed that it is desirable to amend the Agreement as set forth herein:

     NOW, THEREFORE, it is agreed by and between the parties hereto that the Agreement is hereby amended in the following particulars, effective as of April 1, 1998:

1.   By substituting the following for paragraph 1(e) of the
     Agreement:

     "(e) The "Agreement Term" shall be the period, the first day of which shall be the Effective Date and the last day of which shall be April 1, 2002. The Agreement Term shall be automatically extended for an additional one-year period on each April 1, beginning with April 1, 2002, unless either party gives six month prior written notice to the other party of a decision not to extend the term."

2. By (i) adding a new paragraph 2(b) to the Agreement titled "One-Time Awards"; (ii) redesignating the current paragraph 2(b) of the Agreement as paragraph 2(b)(I); (iii) substituting the reference "paragraph 2(b)(I)" for the reference "paragraph 2(b)" currently in such redesignated paragraph 2(b)(I); and
     (iv) adding the following new paragraph 2(b)(II) to the
     Agreement:

     "(II) One-Time Share Award. As of April 1, 1998, the Executive shall be entitled to a One-Time Share Award of 200,000 shares of Company Stock, provided that delivery of the shares shall be deferred in accordance with paragraph 2(p). Except as otherwise provided in paragraph 5, the Executive's vesting in shares granted under this paragraph 2(b)(II) shall be subject to the following:

     (A) The Executive shall become vested as of April 1, 1998 (the date of grant) in 50,000 shares of Company Stock granted under this paragraph 2(b)(II), and shall become vested in the remaining 150,000 shares of Company Stock in accordance with the following schedule:


 If the Executive is employed      The Executive shall become
     by the Company on the       vested in the following number
        following date:               of additional shares:

       December 31, 1999                  50,000 shares

       December 31, 2000                  50,000 shares

       December 31, 2001                  50,000 shares

          Except as otherwise provided in this paragraph (b)(II) and paragraph 5, if the Executive's Date of Termination occurs prior to a date indicated in the foregoing schedule, he shall not become vested in the number of shares that would otherwise become vested on that date.

     (B) If, on the Executive's Date of Termination, the Executive is not vested in all of the shares granted under this paragraph 2(b)(II), and such Date of Termination occurs under circumstances other than those described in paragraph 3(a) (relating to the death of the Executive), paragraph 3(b) (relating to the Executive's disability), paragraph 3(e) (relating to termination by the Executive for Good Reason), paragraph 3(f) (relating to termination following a Change in Control), or paragraph 3(g) (relating to termination by the Company for reasons other than Cause), the Executive shall forfeit such shares to the extent that they are not vested as of his Date of Termination.

     (C) The Executive shall become vested on his Date of Termination in the shares granted under this paragraph 2(b)(II) that are not then vested if such Date of Termination under circumstances described in paragraph 3(a) (relating to the death of the Executive), paragraph 3(b) (relating to the Executive's disability), paragraph 3(e) (relating to termination by the Executive for Good Reason), paragraph 3(f) (relating to termination following a Change in Control), or paragraph 3(g) (relating to termination by the Company for reasons other than Cause).

     (D) On the date of a Change in Control, the Executive shall become vested in any portion of the shares granted under this paragraph 2(b)(II) that are not then vested.

     The Executive, at all times, shall be fully vested in any dividends on shares of Company Stock granted under this paragraph (b)(II), to the extent that such dividends are payable with respect to either: (A) Company Stock granted under this paragraph (b)(II) for record dates occurring on or after April 1, 1998 and prior to any forfeiture of the shares of Stock, or (B) Company Stock deemed to be earned by reason of crediting of dividends in accordance with paragraph 2(p)(iii)."

3. By substituting the following for the first sentence of paragraph 2(c) of the Agreement:

     "The Executive's annual base salary rate shall be $800,000, which shall not be increased or reduced during the Agreement
     Term (determined without extensions after March 31, 2002)."

4. By substituting the following for the first sentence of paragraph 2(g)(i) of the Agreement:

     "In each calendar year, beginning with the 1996 calendar year, and ending with the 2001 calendar year, inclusive, the Executive shall be entitled to a grant of a non-qualified stock option."

5.   By substituting the following for paragraph 2(g)(ii) of the
     Agreement:

     "(ii) July 1996 Grant. In July, 1996, the Executive was granted a non-qualified stock option to purchase 90,000 shares of Company Stock (which was in addition to the other options granted under this Agreement). The July, 1996 option award described in this paragraph (ii) shall be in lieu of the award for the calendar year beginning January 1, 2002, and the Executive shall not be entitled to a stock option award under this paragraph (g) for the 2002 calendar year."

6.   By substituting the following for paragraph 2(g)(iv) of the
     Agreement:

     (iv) Exercisability on Termination. Options shall be subject to the following:

     (I) Effective as of April 1, 1998, all options that were granted to the Executive pursuant to paragraph (g)(i) prior to January 1, 1998, and the option granted to the Executive pursuant to paragraph (g)(ii), shall become (or remain) exercisable until the earlier of (A) the expiration date of the option or (B) five years following termination of the Executive's employment.

     (II) If the Executive's employment with the Company continues through April 1, 1999, all options that were granted to the Executive pursuant to paragraph (g)(i) after December 31, 1997 and prior to January 1, 1999 shall become (or remain) exercisable until the earlier of (i) the expiration date of the option or (ii) five years following termination of the Executive's employment.

     (III) If the Executive's employment with the Company continues through April 1, 2002, all options that were granted to the Executive pursuant to paragraph (g)(i) after December 31, 1998 shall become (or remain) exercisable until the earlier of (i) the expiration date of the option or (ii) five years following termination of the Executive's employment.

7. By adding the following for paragraph 2(p)(vi)(D) to the Agreement (relating to deferred payments), to follow immediately paragraph 2(p)(vi)(C) after thereof:

     "(D)  The one-time stock award described in paragraph
     2(b)(ii), with the period of deferral to begin as of the April
     1, 1998."

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the Amendment Date.

                              BRUNSWICK CORPORATION


                              By:  /s/ Kenneth B. Zeigler

                                  /s/ Peter N. Larson
                                         Executive