Form 10-Q
period 1998-09-30
BRUNSWICK CORP
filed 1998-11-13
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 1998

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

  Yes  X        No


At November 9, 1998, there were 96,048,808 shares of the Company's Common Stock ($.75 par value) outstanding.








             Part I- Financial Information

              Item I-Financial Statements

                 Brunswick Corporation
           Consolidated Statements of Income
           for the periods ended September 30
          (In millions, except per share data)
                      (unaudited)

                                                           Quarter                   Nine months
                                                        ended September 30          ended September 30
                                                             1998          1997          1998          1997

Net sales                                                       956.5         876.5       2,973.7       2,726.3
Cost of sales                                                   698.8         627.6       2,142.0       1,934.6
Selling, general and administrative expense                     174.1         169.0         496.1         480.4
Strategic charges                                                60.0          98.5          60.0          98.5
    Operating earnings (loss)                                    23.6         (18.6)        275.6         212.8
Interest expense                                                (15.1)        (14.2)        (46.0)        (35.6)
Other income and expense                                         (0.4)          3.2           6.1          10.1
    Earnings (loss) before income taxes                           8.1         (29.6)        235.7         187.3
Income tax provision (benefit)                                    4.0         (12.5)         89.3          68.8
                                     Net earnings (loss)          4.1         (17.1)        146.4         118.5

Earnings (loss) per common share:
  Basic                                                          0.04         (0.17)         1.47          1.20
  Diluted                                                        0.04         (0.17)         1.46          1.18

Average shares used for computation of:
  Basic earnings per share                                       99.0          99.4          99.3          99.1
  Diluted earnings per share                                     99.1         100.7         100.0         100.2

Cash dividends declared per common share                        0.125         0.125         0.375         0.375

The notes are an integral part of these consolidated statements.

                    Brunswick Corporation
                 Consolidated Balance Sheets
As of September 30, 1998, December 31, 1997 and September 30, 1997
              (In millions, except share data)
                         (unaudited)

                                                               September 30,    December 31,     September 30,
                                                                   1998             1997             1997

Assets
Current assets
  Cash and cash equivalents, at cost,
    which approximates market                                            91.1             85.6             81.8
  Accounts and notes receivable,
    less allowances of $21.9, $20.7 and $19.2                           502.9            434.9            462.2
  Inventories
    Finished goods                                                      367.9            313.4            327.8
    Work-in-process                                                     150.9            139.4            143.0
    Raw materials                                                       133.4            113.5            112.1
      Net inventories                                                   652.2            566.3            582.9
  Prepaid income taxes                                                  218.7            210.7            196.0
  Prepaid expenses                                                       61.1             46.0             51.1
  Income tax refund receivable                                            0.0             22.5             18.9
       Current assets                                                 1,526.0          1,366.0          1,392.9

Property
  Land                                                                   71.2             68.7             70.7
  Buildings                                                             433.0            425.8            421.6
  Equipment                                                             887.0            830.8            827.1
      Total land, buildings and equipment                             1,391.2          1,325.3          1,319.4
  Accumulated depreciation                                             (698.9)          (656.7)          (656.1)
      Net land, buildings and equipment                                 692.3            668.6            663.3
  Unamortized product tooling costs                                     103.7            114.4            106.6
      Net property                                                      796.0            783.0            769.9

Other assets
  Goodwill                                                              724.2            726.4            706.9
  Other intangibles                                                     104.4            115.8            120.3
  Investments                                                            86.7             87.5             87.4
  Other long-term assets                                                163.1            162.7            161.0
      Other assets                                                    1,078.4          1,092.4          1,075.6

Total assets                                                          3,400.4          3,241.4          3,238.4

Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including
    current maturities of long-term debt                                160.2            109.3            108.0
  Accounts payable                                                      233.2            252.9            254.2
  Accrued expenses                                                      594.4            586.0            611.3
  Income taxes payable                                                   20.8              0.0              0.0
      Current liabilities                                             1,008.6            948.2            973.5

Long-term debt
  Notes, mortgages and debentures                                       641.8            645.5            653.6

Deferred items
  Income taxes                                                          143.0            144.3            126.1
  Postretirement and postemployment benefits                            140.9            137.3            136.0
  Compensation and other                                                 63.5             51.1             51.3
      Deferred items                                                    347.4            332.7            313.4

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,538,000 shares                           76.9             76.9             76.9
  Additional paid-in capital                                            311.4            308.2            306.2
  Retained earnings                                                   1,161.4          1,052.2          1,032.6
  Treasury stock, at cost:
    3,712,000; 3,057,000 and 2,990,000 shares                           (81.1)           (59.0)           (54.7)
  Unamortized ESOP expense and other                                    (59.9)           (63.1)           (64.9)
  Accumulated other comprehensive income                                 (6.1)            (0.2)             1.8
      Common shareholders' equity                                     1,402.6          1,315.0          1,297.9

Total liabilities and shareholders' equity                            3,400.4          3,241.4          3,238.4

The notes are an integral part of these consolidated statements.

                           Brunswick Corporation
                   Consolidated Statements of Cash Flows
                   for the nine months ended September 30
                               (In millions)
                                (unaudited)

                                                                              1998        1997
Cash flows from operating activities
  Net earnings                                                                  146.4       118.5
  Depreciation and amortization                                                 119.5       113.0
  Changes in noncash current assets and current
    liabilities                                                                (190.5)     (176.9)
  Income taxes                                                                   43.1       (16.0)
  Strategic charges                                                              60.0        98.5
  Other, net                                                                     (0.5)       (4.8)
     Net cash provided by operating activities                                  178.0       132.3

Cash flows from investing activities
  Acquisitions of businesses                                                    (32.8)     (486.0)
  Unrestricted cash held for Igloo acquisition                                    0.0       143.0
  Capital expenditures                                                         (117.5)     (117.2)
  Payments advanced for long-term supply arrangements                            (6.5)       (6.3)
  Investments                                                                   (21.6)        3.6
  Other, net                                                                     21.5         1.8
     Net cash used for investing activities                                    (156.9)     (461.1)

Cash flows from financing activities
  Net proceeds from issuances of short-term
   commercial paper and other short-term debt                                    50.8        98.2
  Net proceeds from issuance of long-term debt                                    0.0       198.6
  Payments of long-term debt including current maturities                        (3.6)     (103.3)
  Stock options exercised                                                         6.6        15.8
  Stock repurchases                                                             (32.2)        0.0
  Cash dividends paid                                                           (37.2)      (37.2)
     Net cash (used for) provided by financing activities                       (15.6)      172.1

Net increase (decrease) in cash and cash equivalents                              5.5      (156.7)
Cash and cash equivalents at January 1                                           85.6       238.5

Cash and cash equivalents at September 30                                        91.1        81.8

Supplemental cash flow disclosures:
  Interest paid                                                                  40.9        41.8
  Income taxes paid, net                                                         46.2        84.8
  Treasury stock issued for compensation plans and other                         13.0        24.6


  The notes are an integral part of these consolidated statements.

                       Brunswick Corporation
            Notes to Consolidated Financial Statements
   September 30, 1998, December 31, 1997 and September 30, 1997
                            (unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarter and nine-month periods ended September 30, 1998 and 1997. The 1998 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Note 2 - Earnings Per Common Share

There is no difference in the net earnings used to compute the Company's basic and diluted earnings per share. The difference in the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share is caused by potential common stock relating to employee stock options. The weighted-average number of shares of potential common stock was
0.1 million and 1.3 million for the quarters ended September 30, 1998 and 1997, and 0.7 million and 1.1 million for the nine-month periods ended September 30, 1998 and 1997, respectively.

Note 3 - Acquisitions

On January 30, 1998, the Company acquired the assets of ParaBody, Inc., a marketer and manufacturer of a leading consumer line of multistation gyms, benches and racks. ParaBody has been included as part of the Recreation segment. The Company also acquired the assets of certain bowling centers. Total cash consideration paid for acquisitions totaled $32.8 million in the first nine months of 1998.

Note 4 - Debt

Commercial paper outstanding increased to $139.4 million at September 30, 1998, versus $86.3 million at December 31, 1997, due to higher short-term borrowing requirements.

Note 5 - Litigation

On June 19, 1998, a jury awarded $44 million in damages in a suit brought in December 1995 by Independent Boat Builders, Inc., a buying group of boat manufacturers and twenty-two of its members. The lawsuit, Concord Boat Corporation, et al. v. Brunswick Corporation ("Concord"), was filed in the United States District Court for the Eastern District of Arkansas, and alleged that the Company unlawfully monopolized, unreasonably restrained trade, and made acquisitions which substantially lessened competition in, the market for sterndrive and inboard marine engines in the United States and Canada. Under the antitrust laws, that amount will be trebled, and plaintiffs will be entitled to their attorneys' fees and interest. Any and all amounts paid by the Company will be deductible for tax purposes.

The trial court judge has denied the Company's post-trial motions seeking to set aside the verdict and for a new trial. The judge has also denied all forms of equitable relief sought by the plaintiffs in connection with the jury verdict, including their requests for divestiture of the Company's principal boat manufacturing operations and orders precluding the Company from implementing various marketing and pricing programs and from acquiring other marine-related companies or assets. The judge granted the Company's motion for judgment as a matter of law on its counterclaim which asserted a per se violation of the antitrust laws by a group of six of the plaintiffs and awarded nominal damages. Plaintiffs recently dismissed, voluntarily, two related claims which had alleged that the Company attempted to monopolize the outboard engine and sterndrive boat markets.

The Company is pursuing its appeal of the entry of judgment on the adverse jury verdict. While there can be no assurances, it believes the adverse judgment is likely to be reversed. The Company is not presently able to reasonably estimate the ultimate outcome of this case, and accordingly, no expense for this judgment has been recorded. If the adverse judgment is sustained after all appeals, satisfaction of the judgment is likely to have a material adverse affect on the Company's results of operations for a particular year, but is not expected to have a material adverse affect on the Company's financial condition.

On October 23, 1998, a suit was filed in the United States District Court for the District of Minnesota by two independent boat builders alleging antitrust violations by the Company in the sterndrive and inboard engine business, and invoking the allegations and damage model of the Concord litigation. In this suit, Alumacraft Boats Co., et al. v. Brunswick Corporation ("Alumacraft"), the named plaintiffs also seek to represent a class of all allegedly similarly situated boat builders whose claims have not been resolved in Concord or in other judicial proceedings. Sales of sterndrive and inboard marine engines to the Concord plaintiffs are estimated to have represented less than one-fifth of the total sold during the six and one-half year time period for which damages were awarded in that suit. The complaint in the Alumacraft case seeks damages for a time period covering slightly less than four years. The Company is still in the process of evaluating the complaint, (including the fact that Alumacraft sought and obtained dismissal from the complaint voluntarily 10 days after it was filed) but believes it is more likely than not that all proceedings in this case will be stayed pending the appeal of the Concord judgment.

The Company believes that if the Concord judgment is sustained after all appeals, and if the Alumacraft suit successfully proceeds as a class action as alleged, or if other similar suits are filed, which is likely, and if plaintiffs are successful, the damages ultimately payable by the Company would be material. However, a variety of factors affecting both the likelihood and size of any damage award to these or any other potential claimants make it difficult to estimate the Company's possible exposure.

Note 6 - Strategic Charge

During the third quarter of 1998, the Company recorded a pretax charge of $60.0 million ($41.4 million after tax) in the Recreation segment to cover costs associated with strategic initiatives designed to streamline operations and enhance operating efficiencies in response to the effect that the economic situation in Asia and other emerging markets is having on its businesses. These strategic actions include the disposition of 15 retail bowling centers in Asia, Brazil and Europe; rationalizing manufacturing of bowling equipment including closing a pinsetter manufacturing plant in China, accelerating the shutdown of a pinsetter manufacturing plant in Germany and exiting the manufacture of electronic scorers and components; closing bowling sales offices and administrative offices in four countries; and rationalizing the manufacture and distribution of outdoor recreation products including the consolidation of certain North American manufacturing operations and closing seven domestic distribution warehouses.

These actions will result in asset disposition costs of $28.8 million, lease termination costs of $11.3 million, severance costs of $10.6 million and $9.3 million of other incremental costs.
Asset disposition costs primarily relate to the write-down of facilities and equipment at the international bowling centers and the manufacturing facilities in the outdoor recreation group. Lease termination costs consist primarily of costs to exit leased international bowling facilities as well as distribution and warehouse facilities of the outdoor recreation group. Severance costs relate to the termination of approximately 750 employees in the Company's bowling businesses and 330 employees in the Company's outdoor recreation group.
Other incremental costs include contract termination costs related to the manufacture and sales of bowling equipment, clean-up, holding and shut down costs related to the closing of domestic distribution warehouses and manufacturing facilities, and legal costs. The initiatives are expected to be completed by the end of 1998.

During the third quarter of 1997, the Company recorded a pretax charge of $98.5 million ($63.0 million after tax) to cover costs associated with strategic initiatives principally in the Marine segment to streamline its operations and improve global manufacturing costs. The initiatives include the termination of development efforts on a line of personal watercraft; closing boat plant manufacturing facilities in Ireland and Oklahoma; centralizing European marketing and customer service in the Marine segment;
rationalizing manufacturing of bowling equipment including the shutdown of a pinsetter manufacturing plant in Germany and outsourcing the manufacture of certain components in the Company's bowling division; consolidating fishing reel manufacturing; and other actions directed at manufacturing rationalization, product profitability improvements and general and administrative expense efficiencies. The charge consisted of $74.7 million recorded in the Marine segment and $23.8 million recorded in the Recreation segment.
The components of the charge included $32.6 million for severance costs, $42.0 million for asset disposition costs and $23.9 million for other incremental costs related to exit activities. Management anticipates that these actions will be completed by the end of 1998.

The Company's accrued expense balances relating to the 1998 and 1997 strategic charges as of September 30, 1998, and December 31,
1997, were as follows (in millions):

                                September 30,    December 31,
                                    1998            1997
Severance                        $  23.2          $  23.2
Other                               26.6             17.2
  Total                          $  49.8          $  40.4

The Company has completed approximately 28 percent and 80 percent of the employee reduction program included in the 1998 and 1997 charges, respectively. The balance of the severance-related accruals at September 30, 1998, covers future payments to be made for severance actions.

Note 7 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's industry segments for the quarter and nine-month periods ended September 30, 1998 and 1997 (in millions):

                                  Quarter ended September 30
                          1998                       1997
                     Net      Operating        Net         Operating
                    Sales    Earnings (Loss)  Sales       Earnings (Loss)
Marine              $ 638.7    $   84.2        $ 581.3       $   (4.9)
Recreation            317.8       (50.7)         295.2           (4.5)
Corporate               0.0        (9.9)           0.0           (9.2)
  Total             $ 956.5    $   23.6        $ 876.5       $  (18.6)

                                  Nine months ended September 30
                          1998                        1997
                      Net       Operating        Net        Operating
                     Sales      Earnings        Sales       Earnings
Marine              $ 1,944.2    $ 288.3        $ 1,809.0    $  167.9
Recreation            1,029.5       12.8            917.3        74.0
Corporate                 0.0      (25.5)             0.0       (29.1)
Total               $ 2,973.7    $ 275.6        $ 2,726.3    $  212.8

Operating earnings for the quarter and nine months ended September 30, 1998, include a strategic charge of $60.0 million in the Recreation segment to cover costs associated with strategic initiatives designed to streamline operations and enhance operating efficiencies in response to the Asian economic situation. Marine segment operating earnings for the nine-month period ended September 30, 1998, include $15.0 million of income recorded in connection with a settlement with MarineMax, Inc.

Operating earnings for the quarter and nine months ended September 30, 1997, include a $98.5 million strategic charge which consisted of $74.7 million in the Marine segment and $23.8 million in the Recreation segment for costs associated with streamlining operations and improving global manufacturing costs.


Note 8 - Comprehensive Income

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 requires reporting certain transactions that result in a change in equity, such as currency translation, unrealized gains and losses on investments and minimum pension liability adjustments, as components of comprehensive income. The adoption of this Statement had no effect on the Company's net earnings or shareholders' equity. Accumulated other comprehensive income includes cumulative translation, unrealized gains and losses on investments and minimum pension liability adjustments. The components of comprehensive income, net of related tax, for the quarter and nine-month periods ended September 30, 1998 and 1997, were as follows (in millions):

                                Quarter ended        Nine Months ended
								September 30		   September 30
							   1998		 1997		  1998		  1997
Net earnings (loss)			  $ 4.1		$(17.1)     $ 146.4		$ 118.5
Other comprehensive loss	   (2.1)	  (5.0)	       (5.9)	   (9.4)
  Comprehensive income (loss) $ 2.0     $(22.1)     $ 140.5		$ 109.1

Note 9 - Income Taxes

In December 1996, the Company received notification that the income allocation and tax basis of assets distributed from two partnership investments in 1990 and 1991 are being challenged by the IRS. Should the IRS prevail, it may result in a cash payment of up to approximately $60 million for taxes due, plus accrued interest. The Company strongly disagrees with the IRS position and filed petitions in the United States Tax Court in January 1997 to contest the IRS position. A trial took place in the United States Tax Court in September 1998 concerning this issue and a decision is expected in 1999. Although the outcome cannot be predicted with certainty, it is not expected to have an unfavorable effect on the Company's results of operations.

Note 10 - Subsequent Event

On October 1, 1998, the Company's Board of Directors authorized the repurchase of up to seven million shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. The Company has repurchased 4,274,000 shares for $69.0 million as of November 9, 1998.


          Item 2. - Management's Discussion and Analysis

Overview

The Company's sales for both the third quarter and first nine months of 1998 increased 9.1 percent. Net earnings and diluted earnings per share for the third quarter of 1998 were $4.1 million and $0.04, respectively, compared with a net loss of $17.1 million, or $0.17 per diluted share for the third quarter a year ago. Net earnings for the first nine months of 1998 increased
23.5 percent to $146.4 million from $118.5 million for the same period in 1997 and diluted earnings per share increased 23.7 percent to $1.46 from $1.18. Results for 1998 include a $60.0 million pretax ($41.4 million after tax) strategic charge recorded in the third quarter of 1998. Results for 1997 include a $98.5 million pretax
($63.0 million after tax) strategic charge recorded in the third quarter of 1997. See "1998 Strategic Charge" and "1997 Strategic Charge" below. Excluding these charges, net earnings for the third quarter totaled $45.5 million in 1998 and $45.9 million in 1997, while net earnings for the year-to-date period were $187.8 million in 1998 and $181.5 million in 1997.

The Company's results for the third quarter and nine-month period in 1998 reflect sales and earnings growth in the Marine segment. The Recreation segment experienced revenue growth, but lower earnings. Comparisons with the prior year for the Recreation segment continued to reflect a decline in sales volumes of bowling equipment into Asian markets. Year-to-date results benefited from acquisitions made in 1998 and 1997 while acquisitions did not have a material effect on quarterly comparisons. Year-to-date Marine segment results include a $15.0 million pretax settlement with MarineMax, described below.

Several acquisitions affect the comparison of the Company's results for the first nine months of 1998 with the prior-year period. These acquisitions include Hoppe's hunting accessories acquired on March 7, 1997; Mongoose bicycles acquired on April 28, 1997; Life Fitness cardiovascular and strength training equipment on July 9, 1997; Hammer Strength plate-loaded strength training equipment on November 13, 1997; DBA
Products bowling lane supplies on November 20, 1997; and ParaBody multistation gyms, benches and racks on January 30, 1998.

1998 Strategic Charge

During the third quarter of 1998, the Company announced strategic initiatives to streamline operations and enhance operating efficiencies in response to the Asian economic situation and the impact other emerging markets is having on its businesses. These strategic actions include the disposition of 15 retail bowling centers in Asia, Brazil, China and Europe; rationalizing its manufacturing of bowling equipment including closing a pinsetter manufacturing plant in China, accelerating the shutdown of a pinsetter manufacturing plant in Germany and exiting the manufacture of electronic scorers and components; closing bowling sales offices in these countries and reducing administrative support; and rationalizing its manufacturing and distribution of outdoor recreation products including the consolidation of certain North American manufacturing operations and closing seven domestic distribution warehouses. The Company's financial results for the third quarter and first nine months of 1998 include a $60.0 million ($41.4 million after tax) charge to operating earnings in the Recreation segment to cover exit costs related to these strategic initiatives. Non-accruable expenses related to the strategic initiatives are not material and will be expensed as incurred.

The benefits from the above actions did not have a material effect on the Company's 1998 financial results. The Company expects that the aggregate pretax savings will total $65 million to $70 million over the next three years. These savings are the result of more efficient manufacturing operations in both the indoor and outdoor recreation groups, reduced sales and administrative overhead and the elimination of losses from under-performing international bowling centers. Except for the expected pretax savings, the actions taken in the strategic charge will not have a significant impact on the Company's revenues or income.

Results of Operations

Consolidated

The following table sets forth certain information from the consolidated statements of income for the quarter and nine-month periods ended September 30, 1998 and 1997 (dollars in millions, except per share data):

                             Quarter ended     Nine months ended
                              September 30       September 30
                             1998      1997     1998       1997

Net sales                 $956.5    $876.5   $2,973.7   $2,726.3
   Percent increase          9.1%     14.8%       9.1%      15.5%
Gross margin                26.9%     28.4%      28.0%      29.0%
Selling, general and
administrative expense
   as a percent of sales    18.2%     19.3%      16.7%      17.6%
Operating earnings (1)     $23.6    $(18.6)    $275.6     $212.8
Net earnings (1)           $ 4.1    $(17.1)    $146.4     $118.5
Diluted earnings per
share (1)                  $0.04    $(0.17)    $ 1.46    $  1.18

(1) Includes a $60.0 million pretax ($41.4 million after tax) strategic charge recorded in the third quarter of 1998 and a $98.5 million pretax ($63.0 million after tax) strategic charge recorded in the third quarter of 1997. On a pro forma basis, excluding these charges, the amounts are as follows
(dollars in millions, except per share data):

                              Quarter ended     Nine months ended
                              September 30       September 30
Pro forma - excluding        1998      1997     1998       1997
strategic charges
Operating earnings          $83.6     $79.9    $335.6     $311.3
   Percent increase           4.6%     21.1%      7.8%      21.6%
Operating margin              8.7%      9.1%     11.3%      11.4%
Net earnings                $45.5     $45.9    $187.8     $181.5
Diluted earnings per
share                       $0.46     $0.46    $ 1.88     $ 1.81


Sales increased by $80.0 million to $956.5 million in the third quarter of 1998, compared with $876.5 million in 1997. In 1998, the Marine segment recorded a sales increase of $57.4 million, and the Recreation segment added $22.6 million. Total Company sales increased by $247.4 million to $2,973.7 million in the first nine months of 1998, compared with $2,726.3 million in 1997. In 1998, the Marine segment recorded a sales increase of $135.2 million, and the Recreation segment added $112.2 million. These increases primarily reflect the benefits of a favorable mix shift to larger, higher margin boats and engines along with the benefit of expanded bicycle distribution and new products in the Recreation segment. Partially offsetting these gains were reduced sales of bowling lanes, pinsetters and other bowling equipment primarily in Asia and declines in sales of camping and fishing equipment. The 1998 year-to-date sales also include $143.0 million of incremental sales from companies acquired in 1998 and 1997.

The Company's gross margin percentage for the third quarter decreased to 26.9 percent in 1998 from 28.4 percent in 1997 and for the first nine months of 1998 decreased to 28.0 percent from
29.0 percent last year. The lower gross margins primarily reflect the previously mentioned volume declines in the bowling equipment business, along with the fishing and camping businesses. These businesses also experienced pricing pressures that adversely affected gross margins. In the Marine segment, increased marketing spending on smaller boats and the higher costs associated with the introduction of the low-emission outboard engines were partially offset by an improved sales mix of boats and the benefits from cost reduction actions. Year-to-date gross margin comparisons also include the favorable effect of acquired businesses.

Selling, general and administrative expense as a percent of sales decreased to 18.2 percent in the third quarter of 1998 from 19.3 percent in the third quarter of 1997 benefiting from cost reduction actions. In the year-to-date period, selling, general and administrative expense as a percent of sales declined to
16.7 percent in 1998 from 17.6 percent in 1997. Selling, general and administrative expense for the first nine months was positively affected by income recorded in 1998 in connection with the settlement reached with one of the Company's boat dealers, MarineMax, Inc. Under the terms of the settlement, MarineMax has agreed to pay
Brunswick $15.0 million at December 31, 1998, which was recognized as income in the nine months ended September 30, 1998. Without the settlement transaction, 1998 selling, general and administrative expense would have been 17.2 percent of sales for the year-to-date period versus 17.6 percent in the prior year. This decline from the prior year reflects the effects of increased economies of scale and effective cost management activities partially offset by increases due to the normal operating expense levels of acquired businesses.

Operating earnings increased to $23.6 million in the third quarter of 1998, compared with an operating loss of $18.6 million in 1997. Operating earnings for the first nine months of 1998 increased 29.5 percent to $275.6 million, up from $212.8 million in 1997. Operating results for the third quarter and nine-month periods in 1998 include the aforementioned $60.0 million ($41.4 million after tax) strategic charge recorded in the third quarter of 1998. Operating results for the third quarter and nine-month periods in 1997 include the impact of the aforementioned $98.5 million ($63.0 million after tax) strategic charge recorded in the third quarter of 1997. Excluding these charges, third quarter 1998 operating earnings increased 4.6 percent to $83.6 million from $79.9 million and year-to-date operating earnings for 1998 increased 7.8 percent to $335.6 million from $311.3 million.

Net earnings increased to $4.1 million in the third quarter of 1998, compared with a net loss of $17.1 million in 1997 and increased 23.5 percent to $146.4 million for the first nine months of 1998 compared with $118.5 million in 1997. Excluding the aforementioned strategic charges, net earnings for the third quarter totaled $45.5 million in 1998 and $45.9 million in 1997, while net earnings for the year-to-date period were $187.8 million in 1998 and $181.5 million in 1997.

Interest expense increased by $0.9 million in the third quarter of 1998 and $10.4 million in the first nine months of 1998 compared with the same periods in 1997 due to increased debt levels related to the funding of acquisitions and higher levels of working capital investments.

The Company's effective tax rate was at 49.4 percent in the third quarter of 1998, compared with 42.2 percent in 1997 and 37.9 percent and 36.7 percent in the first nine months of 1998 and 1997, respectively. Absent the aforementioned strategic charges, the effective tax rates were 33.2 percent and 33.4 percent for the third quarter of 1998 and 1997, respectively, and 36.5 percent for both of the nine-month periods in 1998 and 1997.

Diluted earnings per share increased to $0.04 for the third quarter of 1998, compared with a loss of $0.17 in 1997 and increased to $1.46 in the first nine months of 1998 compared with $1.18 in 1997. Excluding the aforementioned strategic charges, diluted earnings per share totaled $0.46 in the third quarter of 1998 and 1997 and in the nine-month periods were $1.88 in 1998 versus $1.81 in 1997. Weighted common shares outstanding used to calculate diluted earnings per share decreased to 99.1 million in the third quarter of 1998 from 100.7 million in 1997 reflecting the effect of stock repurchases and the impact of a lower stock price on the dilutive effect of stock options. Weighted common shares outstanding used to calculate diluted earnings per share were 100.0 million and 100.2 million in the first nine months of 1998 and 1997, respectively.


Recreation Segment

The following table sets forth Recreation segment results for the quarter and nine-month periods ended September 30, 1998 and 1997
(dollars in millions):

                           Quarter ended     Nine months ended
                            September 30        September 30
                          1998      1997      1998       1997

Net sales                $317.8    $295.2    $1,029.5   $917.3
   Percent increase         7.7%     49.5%       12.2%    50.5%
Operating earnings
(loss) (1)               $(50.7)   $ (4.5)   $   12.8   $ 74.0
Capital expenditures     $ 20.0    $  7.1    $   50.4   $ 33.4

(1) Includes a $60.0 million strategic charge recorded in the third quarter of 1998 and a $23.8 million strategic charge recorded in the third quarter of 1997. On a pro forma basis, excluding these charges, the Recreation segment results for the quarter and nine-month periods ended September 30, 1998 and 1997, were as follows (dollars in millions):

                           Quarter ended      Nine months ended
                            September 30         September 30
Pro forma  - excluding    1998       1997      1998      1997
strategic charges
Operating earnings       $ 9.3       $19.3     $72.8     $97.8
   Percent increase      (51.8)%      53.2%    (25.6)%    68.3%
   (decrease)
Operating margin           2.9%        6.5%      7.1%     10.7%


In 1998, Recreation segment sales increased 7.7 percent to $317.8 million in the third quarter and 12.2 percent to $1,029.5 million in the first nine months. The sales gains reflect increased bicycle sales due to an expanded distribution network, fitness equipment sales due to growth in traditional and hospital-based health clubs and improvements in sales of ice chests and beverage coolers due to new product introductions. In the year-to-date period, the increase also includes the effects of the aforementioned businesses acquired in 1998 and 1997. These gains were partially offset by the continued effects of substantial reductions in bowling equipment sales in Asia and declines in sales of camping and fishing equipment due to lower-cost Asian imports and changes in the buying behavior of major retailers.

The Recreation segment incurred an operating loss of $50.7 million in the third quarter of 1998, compared with an operating loss of $4.5 million in 1997. Operating earnings for the first nine months decreased 82.7 percent to $12.8 million for the first nine months of 1998 compared with $74.0 million in 1997. Operating results for the third quarter and nine-month periods include strategic charges of $60.0 million and $23.8 million in 1998 and 1997, respectively, as previously described.

Operating earnings for the third quarter, excluding the strategic charges in 1998 and 1997, decreased
51.8 percent to $9.3 million in 1998 from $19.3 million in 1997. Operating earnings for the nine-month period excluding the strategic charges declined 25.6 percent in 1998 to $72.8 million from $97.8 million in 1997. Operating margins excluding strategic charges decreased to 2.9 percent in the third quarter of 1998 compared with 6.5 percent in 1997 and decreased to 7.1 percent in the first nine months of 1998 from
10.7 percent in 1997. The operating margin declines reflect the aforementioned drop in bowling equipment sales and lower fishing and camping equipment sales. Additionally, those businesses experienced pricing pressures that unfavorably affected margins.

Marine Segment

The following table sets forth Marine segment results for the quarter and nine-month periods ended September 30, 1998 and 1997
(dollars in millions):

                            Quarter ended       Nine months ended
                            September 30          September 30
                           1998      1997       1998      1997
Net sales                $ 638.7     $ 581.3    $1,944.2  $1,809.0
   Percent increase          9.9%        2.7%        7.5%      3.3%
Operating earnings
(loss) (1)               $  84.2     $  (4.9)   $  288.3  $  167.9
Capital expenditures     $  24.9     $  30.9    $   66.9  $   79.3

(1) Includes a $74.7 million strategic charge recorded in the third quarter of 1997. On a pro forma basis, excluding the 1997 charge, the Marine segment results for the quarter and nine-month periods ended September 30, 1998 and 1997, were as follows (dollars in millions):

                             Quarter ended       Nine months ended
                              September 30          September 30
Pro forma  - excluding      1998       1997       1998       1997
strategic charge
Operating earnings        $  84.2     $  69.8    $  288.3   $  242.6
   Percent increase          20.6%        7.4%       18.8%       6.3%
Operating margin             13.2%       12.0%       14.8%      13.4%


The Marine segment posted sales gains of 9.9 percent and 7.5 percent in the third quarter and first nine months of 1998, respectively, primarily as a result of an improved sales mix of larger, higher-margin boats and engines. Operating earnings for the segment increased to $84.2 million in the third quarter of 1998, compared with an operating loss of $4.9 million in the same period last year. Operating earnings for the first nine months of 1998 were $288.3 million, a 71.7 percent increase compared with $167.9 million in 1997. Operating earnings in the third quarter and nine-month periods of 1997 include a $74.7 million strategic charge.

Operating margins in the quarter improved to 13.2 percent in 1998 versus 12.0 percent in 1997, excluding the previously mentioned strategic charge. Operating margins for the first nine months of 1998 totaled 14.8 percent, and benefited from $15.0 million of income recorded in connection with the aforementioned MarineMax settlement. Excluding the MarineMax settlement and strategic charge, operating margins were 14.1 percent for the first nine months of 1998 versus 13.4 percent in 1997. The improvements in operating margins reflect the benefits of cost management actions partially offset by the costs associated with marketing spending designed to increase small boat sales, and the introduction of low-emissions outboard engine products.


1997 Strategic Charge

During the third quarter of 1997, the Company announced a strategic initiative to streamline its operations and improve global manufacturing costs. The initiative includes the termination of development efforts on a line of personal watercraft; closing boat plant manufacturing facilities in Ireland and Oklahoma; centralizing European marketing and customer service in the Marine segment; rationalizing manufacturing of bowling equipment including the shutdown of a pinsetter manufacturing plant in Germany and outsourcing the manufacture of certain components in the Company's bowling division; consolidating fishing reel manufacturing; and other actions directed at manufacturing rationalization, product profitability improvements and general and administrative expense efficiencies. Management anticipates that these actions will be substantially completed by the end of 1998.

Included in the Company's financial results for the third quarter and nine-month periods in 1997 was a $98.5 million ($63.0 million after tax) charge to operating earnings to cover exit costs related to the strategic initiatives. The charge consisted of $74.4 million recorded in the Marine segment and $23.8 million recorded in the Recreation segment.

The benefits from the above actions did not have a material effect on the Company's 1997 financial results. The Company expects that the aggregate pretax savings will total $55 million to $60 million over the next three years. These estimates are dependent on the timing of the programs along with the ability to achieve the financial performance objectives. The savings are the result of reduced sales and administrative overhead and more efficient manufacturing operations along with the elimination of losses from the development personal watercraft and under performing bowling center assets. The actions taken in the strategic charge did not result in material increases in other expenses and/or decreases in revenue.

Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments. Cash and cash equivalents totaled $91.1 million at September 30, 1998, compared with $85.6 million at the end of 1997.

Cash provided by operating activities for the first nine months of 1998 and 1997 totaled $178.0 million and $132.3 million, respectively. The primary components of cash provided by operating activities include the Company's net earnings adjusted for noncash expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels. The improvement in 1998 versus 1997 primarily reflects the favorable timing of income tax payments versus provisions between years.

During the first nine months of 1998, the Company invested $117.5 million in capital expenditures, compared with $117.2 million in 1997. The 1998 capital expenditure budget is approximately $200 million, principally for growth and productivity initiatives. A significant portion of the 1998 capital expenditures budget is dedicated to substantially upgrading information system capabilities company wide. Acquisitions of businesses totaled $32.8 million in the first nine months of 1998 versus $486.0 million in the same period in 1997.

Total debt at September 30, 1998, increased to $802.0 million versus $754.8 million at the end of 1997 due to increased commercial paper borrowings to support higher short-term borrowing requirements. Debt-to-capitalization ratios at these dates were 36.4 percent and 36.5 percent, respectively.

Under the systematic repurchase program announced in October 1997, the Company repurchased 1,181,000 shares of its common stock for $32.2 million in open market transactions during the first nine months of 1998. On October 1, 1998, the Company's Board of Directors authorized the repurchase of up to seven million shares of the Company's common stock from time to time in the open market or through privately negotiated transactions. The Company has repurchased 4,274,000 shares for $69.0 million under this program as of November 9, 1998. These repurchases have been funded with operating cash flow and commercial paper.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company has a $400 million long-term credit agreement with a group of banks, which supports the Company's commercial paper borrowings, and $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. The Company extended the termination date on $360 million of the long-term credit agreement from May 22, 2002 to May 22, 2003. Management believes that these factors provide adequate sources of liquidity to meet the Company's long-term and short-term needs.

The Company uses its cash balances and other sources of liquidity to invest in its current businesses to promote innovation and new product lines, and to acquire complementary businesses. These investments, along with other actions taken to improve the profit margins of current businesses, are designed to continue improvement in the Company's financial performance and enhance shareholder value.

Year 2000

In January 1998, the Company initiated a formal program to address the Year 2000 issue. The Year 2000 issue involves the inability of date sensitive computer applications to process dates beyond the year 2000. The Company has established a Year 2000 Project Office to lead the initiatives that address areas with the potential of having a major adverse impact on the business.

The Company uses software and related technologies throughout its businesses and in certain of its products that will be affected by the Year 2000 issue. A comprehensive inventory and assessment of business systems and processes that may be affected by Year 2000 issues have been substantially completed. Key areas requiring priority focus include the Company's information ("IT") systems including financial, invoicing, order entry, purchasing, payroll, inventory management and production management systems along with IT systems infrastructure, as well as the Company's manufacturing and other non-IT systems.

The Company is in the process of implementing its plan to address its IT and non-IT systems that includes a combination of replacement and remediation activities. This plan is expected to be substantially complete in June 1999. The Company's IT replacement projects, which are being done in connection with a company-wide IT systems upgrade project, are over 50 percent complete and include financial and order processing systems in certain businesses. The remaining IT systems are being addressed through remediation efforts, a majority of which have been completed. The Company's testing activities will include system certification, unit testing and Year 2000 regression analysis. Testing efforts are ongoing, with an expected finish date for substantially all IT systems in June 1999. Replacement and remediation of non-IT systems is also ongoing, with a targeted finish date of June 1999 for substantially all such systems.

An inventory and assessment of the technology incorporated into the Company's products is substantially complete. Key areas of focus include bowling products consisting of electronic scorers and bowling center management systems. The Company is currently aware of certain Year 2000 problems affecting versions of selected bowling products and has taken, or is taking, steps to address the problems, including notifying known users and, in many cases, providing Year 2000 solutions. This process is expected to be completed by March 1999.

The Company is assessing the Year 2000 readiness of its critical customers and suppliers and has sent letters inquiring as to their Year 2000 readiness. The Company will perform additional procedures as necessary, which may include interviews and on-site visits, to evaluate risks associated with third parties and will consider these risks in establishing its contingency plans.

While the Company believes that its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the Company's results of operation or financial condition, given the complexity and number of potential risks, there can be no guarantee that the Company's efforts will be successful. The risks to a successful Year 2000 plan include, but are not limited to, the readiness of customers and suppliers, the availability of technical resources, and the effectiveness of systems replacement and remediation programs and product fixes.

If the Company's efforts to achieve Year 2000 readiness are unsuccessful, the impact could have a material adverse effect on the Company's results of operation and financial condition. The potential adverse effects include a limited ability to manufacture and distribute products and process daily business transactions.

The Company is developing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. These plans may include shifting from replacement to remediation activities for IT systems, securing alternative sources for key suppliers of materials and services, investing in safety stocks of key raw materials and finished goods and other measures considered appropriate by management. Once developed and approved, contingency plans, and the related cost estimates, will be continually refined, as additional information becomes available. The Company expects to substantially complete its contingency plans by April 1999, with implementation as required during the latter half of 1999.

The costs of remediating existing software and other Year 2000 related expenses have been determined and are not expected to exceed approximately $15 million. The Company has expensed approximately
$6 million of costs since the Year 2000 assessment process began in 1997. The majority of this amount was expensed in 1998. Costs associated with the company-wide systems upgrade, which are included in the Company's capital expenditures budget, are expected to total approximately $50 million in 1998 and substantially less in 1999.

The foregoing discussion regarding the Year 2000 project timing, effectiveness, implementation and costs are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of resources, the readiness of third parties, and the Company's ability to respond to unforeseen Year 2000 compliance issues.


New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board ("FASB") issued Statements No. 130, "Reporting Comprehensive Income," and No.
131, "Disclosures About Segments of an Enterprise and Related Information," which require adoption in 1998. Statement No. 130 requires companies to report certain transactions that result in a change in equity, such as foreign currency translation, unrealized gains and losses on investments and minimum pension liability adjustments, as components of comprehensive income as part of the financial statements. This statement, which was adopted effective January 1, 1998, had no impact on the Company's net income or shareholders' equity. Total comprehensive income amounted to $2.0 million and a loss of $22.1 million in the third quarter of 1998 and 1997, respectively, and $140.5 million and $109.1 million in the first nine months of 1998 and 1997, respectively.

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


Forward Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the ability to complete the initiatives included in the 1997 and 1998 strategic charges in the time estimated; Year
2000 issues including the effectiveness of the Company's remediation and replacement initiatives, the readiness of third parties including customers and suppliers and the Company's ability to complete the information systems initiatives within the time and cost estimated; the effect of economic conditions in Asia and other emerging markets; adverse weather conditions retarding sales of outdoor recreation products; inventory adjustments by major retailers; competitive pricing pressures; the ability to integrate acquisitions; the success of marketing and cost-management programs; the outcome of pending litigation; and shifts in market demand for the Company's products.

                   PART II.    OTHER INFORMATION
Item 1.   Legal Proceedings
     Note 5 to the Financial Statements in Part I of this
Quarterly Report on pages 6 and 7 is hereby incorporated by reference.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

               10.1  Amendment dated October 9, 1998, to
                     Employment Agreement by and between the
                     Company and Peter B. Hamilton.

               10.2  Form of Change of Control Agreement dated July 28,
                     1998, by and between the Company and each of M. D. Allen,
					 W. J. Barrington, G. W. Buckley,
                     K. J. Chieger, J. W. Dawson, F. J. Florjancic, Jr.,
					 P. B. Hamilton, D. E. Lyons,
                     D. E. Lyons, R. S. O'Brien, J. R. Patterson,
					 V. J. Reich, J. Russell,
                     J. A. Schenk, R. L. Sell,
            		 K. B. Zeigler, and J. P. Zelisko.

               10.3  1997 Stock Plan for Non-Employee Directors.

               10.4  1995 Stock Plan for Non-Employee Directors.

               10.5  1991 Stock Plan.

               10.6  Change in Control Severance Plan.

               10.7  Supplemental Pension Plan.

               10.8  Elective Deferred Compensation Plan.

               10.9  Automatic Deferred Compensation Plan.

          (b)  Reports on Form 8-K.

               The Company on July 17, 1998, filed a report on Form 8-K dated June 19, 1998, which reports in Item 5 developments in the Concord Boat Corporation, et al. v. Brunswick Corporation lawsuit.

                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRUNSWICK CORPORATION

November 12, 1998                  By: /s/ Victoria J. Reich
                                   Victoria J. Reich,
                                   Vice President and Controller*

*Ms. Reich is signing this report both as a duly authorized officer and as the chief accounting officer.




                           Exhibit Index

No.                                Title

10.1 Amendment dated October 9, 1998, to Employment Agreement by and between the Company and Peter B. Hamilton.

10.2 Form of change of Control Agreement dated July 28, 1998, by and between the Company and each of M. D. Allen, W. J. Barrington,
     G. W. Buckley, K. J. Chieger, J. W. Dawson,
     F. J. Florjancic, Jr., P. B. Hamilton, D. E. Lyons,
	 R. S. O'Brien, J. R. Patterson, V. J. Reich ,
     J. Russell, J. A. Schenk, R. L. Sell, K. B. Zeigler, and J. P. Zelisko.

10.3 1997 Stock Plan for Non-Employee Directors.

10.4 1995 Stock Plan for Non-Employee Directors.

10.5 1991 Stock Plan.

10.6 Change in Control Severance Plan.

10.7 Supplemental Pension Plan.

10.8 Effective Deferred Compensation Plan.

10.9 Automatic Deferred Compensation Plan.





                                                     EXHIBIT 10.1

                        AMENDMENT NO. 1
                    TO EMPLOYMENT AGREEMENT

     This Amendment No. 1 (the "Amendment") to the Employment Agreement dated December 1, 1995 (the "Agreement") by and between BRUNSWICK CORPORATION, a Delaware corporation (the "Company") and PETER B. HAMILTON (the "Executive"), is made and entered into as of October 9, 1998 (the "Effective Date");

                      W I T N E S S E T H:

     WHEREAS, the Executive has previously entered into the Agreement under the terms and conditions set forth therein; and

     WHEREAS, the Executive and the Company wish to provide for the non-renewal of the Agreement, which will result in the Agreement Term of the Agreement ending on December 31, 1998;

     NOW, THEREFORE, in consideration of the foregoing, the mutual promises, covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, IT IS HEREBY AGREED, by and between the Executive and the Company that the Agreement is hereby amended, effective as of the Effective Date, by adding the following paragraph 19 thereto:

          "19. End of Agreement Term. It is hereby acknowledged that, as of the end of the normal business day on December 31, 1998, the Agreement Term, as it is defined in paragraph 1(d), shall end, and thereafter this Agreement shall be null and void, subject to the following:

     (a) This paragraph 19 shall not adversely affect the Executive's right to compensation and benefits earned by reason of his employment by the Company prior to January 1, 1999.

     (b) Notwithstanding the provisions of paragraph 19(a), if the Executive's Date of Termination does not occur during the Agreement Term, the provisions of paragraph 4(b) (relating to payments and benefits following termination by the Company without Cause and termination by the Executive for Good Reason) shall be without effect, and the Executive shall not be entitled to payments or benefits in accordance with paragraph 4(b).

     (c) Notwithstanding the provisions of paragraph 19(a), after the end of the Agreement Term, the Executive's right to pension benefits and retiree medical benefits shall be based on the terms of the Company's applicable pension and medical benefit arrangements as in effect from time to time, provided that the Executive shall be treated as having earned the right to the adjustments specified in paragraphs 2(f) and 2(g) of this Agreement (including the crediting of an additional 12.5 years of service, and subject to the offset for the benefits of the Predecessor Employer, to the extent set forth in those paragraphs).

     (d) The parties acknowledge that the non-renewal provided in this paragraph 19 is mutually agreed upon by the parties, and that they waive any notice requirement of such non-renewal.

     (e) This paragraph 19 shall be without effect if the Executive's Date of Termination occurs on or before December 31, 1998.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the Effective Date.


BRUNSWICK CORPORATION



By:  /s/ Peter N. Larson
     Peter N. Larson
     Chairman and Chief Executive


Executive


/s/ Peter B. Hamilton
PETER B. HAMILTON

                                                       EXHIBIT 10.2

                  CHANGE IN CONTROL AGREEMENT

     THIS AGREEMENT by and between Brunswick Corporation, a

Delaware corporation (the "Company"), and ____________________ (the

"Executive"), dated as of July 28, 1998.

                        WITNESSETH THAT:

     WHEREAS, the Company wishes to induce the Executive to remain in its employ, to provide fair and equitable treatment and a competitive compensation package to the Executive, and to assure continued attention of the Executive to his duties without any distraction arising out of uncertain personal circumstances in a change in control environment;

     NOW, THEREFORE, it is hereby agreed by and between the parties as follows:

     1. Term of Agreement.  The "term" of this Agreement shall

commence on the date stated above and shall terminate on the earliest of:  (i) the date on which the Executive attains age 65,

or (ii) one year after the Company provides written notice to the

Executive that the Company wishes to terminate this Agreement;

provided, however, that any written notice pursuant to (ii) above shall not be effective if a Change in Control has occurred prior to the date that such notice is given or if a Change in Control occurs during such one-year period.  This Agreement shall supersede and replace any previous Change in Control Agreement between the

Company and the Executive.

     2. Definitions.

        Change in Control. "Change in Control" of the Company means the occurrence of any of the following events:


        (a) any Person other than a trustee or other fiduciary of securities held under an employee benefit plan of the Company or any of its subsidiaries, is or becomes a Beneficial Owner, directly or indirectly, of stock of the Company representing 30% or more of the total voting power of the Company's then outstanding stock and securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in Clause (A) of paragraph (d), below;

        (b)  a tender offer (for which a filing has
             been made with the Securities and Exchange
             Commission ("SEC") which purports to comply with the requirements of Section 14(d) of the Securities Exchange Act of 1934 and the corresponding SEC rules) is made for the stock of the Company, which has not been negotiated and approved by the Board of Directors of the Company, then the first to occur of

             (i)  any time during the offer when
                  the Person making the offer owns or has
                  accepted for payment stock of the Company with 25% or more of the total voting power of the Company's stock, or

             (ii) three business days before
                  the offer is to terminate unless the offer is withdrawn first if the Person making the offer could own, by the terms of the offer plus any shares owned by this Person, stock with 50% or more of the total voting power of the Company's stock when the offer terminates;

        (c)  individuals who, as of the date hereof,
             constitute the Board of Directors (the "Incumbent Board") of the Company, cease for any reason to constitute a majority thereof; provided, however, that any individual becoming a director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least 75% of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company;

        (d)  there is consummated a merger or
             consolidation of the Company (or any direct or indirect subsidiary of the Company) with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 75% of the combined voting power of the stock and securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of stock and securities of the Company representing more than 25% of the combined voting power of the Company's then outstanding stock and securities; or

        (e)  the stockholders of the Company
             approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than a sale or disposition by the Company of all or substantially all of the assets to an entity at least 75% of the combined voting power of the stock and securities which is owned by Persons in substantially the same proportions as their ownership of the Company's voting stock immediately prior to such sale.

          "Person" shall mean any person (as defined in Section 3(a)(9) of the Securities Exchange Act (the "Exchange Act"), as such term is modified in Section 13(d) and 14(d) of the Exchange Act) other than (1) any employee plan established by the Company, (2) the Company or any of its affiliates (as defined in Rule 12b-2 promulgated under the Exchange Act), (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company. "Beneficial Owner" shall mean beneficial owner as defined in Rule 13d-3 under the Exchange Act.

       Disability.  For purposes of this Agreement, the term

"Disability" means an incapacity, due to physical injury or

illness or mental illness, causing the Executive to be unable to perform his duties with the Company on a full-time basis for a period of at least six consecutive calendar months.

        Cause.  For purposes of this Agreement, the term "Cause"

means gross misconduct or willful and material breach of this

Agreement by the Executive.

        Termination for Good Reason.  For purposes of this

Agreement, the term "Termination for Good Reason" means a

termination of employment by the Executive after any of the

following events:

        (a) any material diminution in the nature or scope of the Executive's authorities or duties from those described in Section 3, a reduction in total compensation from that provided in Section 4, or the breach by the Company of any other provision of this Agreement;

        (b)  a reasonable determination by the
             Executive that, as a result of a Change in Control of the Company and a change in circumstances thereafter significantly affecting his position, he is unable to exercise the authorities, powers, functions or duties attached to his position and contemplated by Section 3 of the Agreement; or

        (c)  the relocation of the Executive's
             office to a location more than fifty miles from the location of his office immediately prior to the Employment Period.

        In addition, "Termination for Good Reason" shall include

a termination of employment by the Executive for any reason

(other than for death or Disability) during the 30 day period beginning on the first anniversary of a Change in Control.

     3. Employment.  If the Executive is in the employ of the

Company on the date of a Change in Control, the Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company for the period commencing on such date and ending on the earlier to occur of the third anniversary of such date or the 65th birthday of the

Executive (the "Employment Period").  During the Employment

Period the Executive shall exercise such authority and perform such executive duties as are commensurate with the authority being exercised and duties being performed by the Executive

immediately prior to the Change in Control, which services shall be performed at the location where the Executive was employed immediately prior to the Change in Control or at such other

location as the Company may reasonably require; provided that the

Executive shall not be required to accept a location which is unreasonable in light of the Executive's personal circumstances.

The Executive agrees that during the Employment Period he shall devote his full business time exclusively to his executive duties as described herein and perform such duties faithfully and

efficiently.

     4. Compensation, Compensation Plans, Perquisites.  During

the Employment Period, the Executive shall be compensated as follows:

        (a)  He shall receive an annual salary which
             is not less than his annual salary immediately prior to the date of the Change in Control, with the opportunity for increases, from time to time thereafter, which are in accordance with the Company's regular practices.

        (b) He shall be eligible to participate on a reasonable basis in bonus, stock option, restricted stock and other incentive compensation plans which provide opportunities to receive compensation which, in the aggregate, are the greater of (i) the opportunities provided by the Company for executives with comparable duties or (ii) the opportunities under any such plans under which he was participating immediately prior to the date of Change in Control.

        (c) He shall be entitled to receive employee benefits (including, but not limited to, pension, medical, dental, life insurance, and split-dollar life insurance arrangements and programs) and perquisites which, in the aggregate, are the greater of (i) the employee benefits and perquisites provided by the Company to executives with comparable duties or (ii) the employee benefits and perquisites to which he was entitled immediately prior to the date of the Change in Control.

     5. Termination and Resignation.  The term "Termination"

means (i) termination by the Company of the employment of the

Executive with the Company during the Employment Period for any reason other than death, Disability or Cause, or (ii) Termination for Good Reason after the date of a Change in Control. The

effective date of the Executive's Termination shall be the date specified by the Executive or the Company as the case may be, in a written notice to the other party complying with the

requirements of Section 12.

     6.  Non-Competition and Confidentiality.  The Executive

agrees that:

        (a) for one year after the termination of the Executive's employment with the Company (without regard to the definition of Termination contained in Section 5), the Executive shall not be employed by, or otherwise engage or be interested in, any business which is competitive with any business of the Company or of any of its subsidiaries in which the Executive was engaged during his employment prior to his termination, but this restriction shall apply only if such employment or activity is likely to cause, or causes, serious damage to the Company or any of its subsidiaries; and

        (b) during and after the Executive's employment by the Company, he will not divulge or appropriate to his own use or the use of others any secret or confidential information or knowledge pertaining to the business of the Company, or any of its subsidiaries, obtained during his employment by the Company or any of its subsidiaries.

        After a Change in Control occurs all agreements between

the Executive and the Company, its affiliates and subsidiaries with respect to non-competition and confidentiality shall be null and void, other than this Section 6 which shall remain in full force and effect.

     7. Severance Payments for Termination.  In the event of a

Termination during the Employment Period, the Executive shall:

        (a)  be paid a lump sum cash severance
             allowance no later than 10 days after the date of such Termination in an amount which is equal to 3 times the sum of:

               (i)  the annual salary as of the
                    date of Termination (or if greater, as of the date of the Change in Control) to which the Executive otherwise would have been entitled in accordance with Section 4, and

               (ii) a bonus equal to 100% [or
                    applicable target percentage for relevant
                    Executive] of the Executive's annual salary as of the date of Termination (or if greater, as of the date of the Change in Control), which is in place of the bonus payable under the Brunswick Performance Plan;

          (b)  be entitled to receive:

               (i)  a lump sum distribution to the
                    Executive of (i) the actuarial equivalence of the Executive's accrued benefit, if any, under the Company's supplemental pension plan, and (ii) the balance, if any, credited to the account of the Executive under any other deferred compensation arrangement maintained by the Company or any of its subsidiaries, other than a plan which is qualified under Section 401 (a) of the Internal Revenue Code of 1986, as amended (the "Code").

               (ii) in addition to the benefits
                    provided under the Brunswick Pension Plan for Salaried Employees (the "Pension Plan") and the supplemental pension plan maintained by the Company, the difference between (x) the pension benefits the Executive would have accrued under the Pension Plan and the supplemental pension plan if on the date of such Termination he had 3 additional years of service at his annual salary as of the date of Termination (or if greater as of the date of the Change in Control) and with an annual bonus for each year equal to 100% of this salary and had been 3 years older than his actual age on such date and (y) the pension benefits he actually accrued under the Pension Plan and the supplemental pension plan as of the date of Termination;

              (iii) other incentive
                    compensation (including stock options and stock appreciation rights the value of which shall be determined in accordance with the Black-Scholes valuation method or such other reasonable valuation method selected by the Company and agreed to by the Executive) to which the Executive would have been entitled had he remained in the employ of the Company for 36 calendar months after his Termination and continued his participation therein on the same basis as set forth in Section 4(b);

               (iv) the employee benefits (in
                    addition to pension benefits in clause (ii) above and split dollar life insurance benefits in clause (vi) below) to which he would have been entitled under all employee benefit plans, programs or arrangements maintained by the Company as of the date of Termination (including, but not limited to, coverage under any medical, dental, and life insurance arrangements or programs) if he had remained in the employ of the Company for 36 calendar months after his Termination;

               (v)  a lump sum distribution of all
                    amounts held for the Executive under any deferred compensation program; and

               (vi) continued participation in any
                    applicable split dollar arrangement on the same basis as prior to such Termination; it being understood that the Executive shall immediately vest in the benefits provided under such arrangement and that the Company shall continue to fund all insurance premiums (on the same basis as prior to the Termination) until the expected release date of such arrangement.

        The actuarial equivalence of the benefits described in clause (i) and (ii) of subsection (b) of this Section shall be determined on the basis of the rates, tables, and factors then in effect for purposes of determining the actuarial equivalence of optional forms of payment under the Pension Plan; provided, however, that the interest rate or rates which would be used as of the date of Termination by the Pension Benefit Guaranty Corporation ("PBGC") for purposes of determining the present value of the Executive's benefits under the Pension Plan if the Pension Plan had terminated on the date of Termination with insufficient assets to provide benefits guaranteed by the PBGC on that date shall be substituted for the interest assumption used under the Pension Plan. Instead of providing the benefits described in clauses (iii) and (iv) of this subsection (b), the Company may pay the Executive the value of such benefits by periodic payments or in a lump sum; and

        (c)    be immediately and fully vested in all outstanding
		       Equity Awards.  Notwithstanding any other provision to the
			   contrary in any other agreement, the Executive shall be entitled
			   to exercise all outstanding options and stock appreciation rights
			   during the period that ends on the earlier of (i) two years
			   following his termination or (ii) the expiration of the original
			   10-year term of such option or right.  For this purpose, "Equity
			   Awards" means all options, stock appreciation rights, grants of
			   restricted stock and all other grants or awards made in, or with
			   reference to, shares of the Company's common stock.

     8.  Limitation on Benefits.  Despite anything to the

contrary in Section 7, in the event that the Executive would with the passage of time be expected to attain age 65 prior to the end of the 36 month period referred to in Section 7, the amount and the duration of the payments and benefits shall be reduced to a level determined by multiplying the amount or duration of

benefits set forth in Section 7 by a fraction, the numerator of which shall be the number of full months between the first day of the Employment Period and the date the Executive would otherwise attain age 65, and the denominator of which shall be 36.

     9. Tax Penalties.  The Company's independent accountants

(the "Accountants") shall advise the Executive as to the extent to which the Executive's compensation under this Agreement and all other compensation agreements, plans and programs of the

Company and its subsidiaries may constitute parachute payments or excess parachute payments under Section 280G of the Code.  In the event that any such compensation constitutes an excess parachute payment which is subject to tax under Section 4999 of the Code or any successor provision thereto (the "Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up

Amount") which, after payment of all federal and state income taxes thereon (assuming the Executive is at the highest marginal federal and applicable state income tax rate in effect on the date of payment of the Gross-Up Amount) and payment of the Excise

Tax on the Gross-Up Amount, is equal to the Excise Tax payable by the Executive on such excess parachute payment.  The Gross-Up

Amount payable with respect to each excess parachute payment shall be paid by the Company coincident with payment of

such excess parachute payment; provided, however, that if the

Gross-Up Amount cannot be finally determined on or before the payment date, the Company shall pay to the Executive on such date an estimate, as determined in good faith by the Accountants, of the minimum amount of such payments and shall pay the remainder of such payment (together with interest at the rate provided under Section 1274(b)(2)(B) of the Code) as soon as the amount can be determined but no later than the 30th day after the date

Executive becomes subject to the payment of Excise Tax. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time of

payment by the Company, the Executive shall repay to the Company at the time that the amount of such reduction in Excise Tax is finally determined the portion of the Gross-Up Amount

attributable to such reduction (plus the portion of the Gross-Up

Amount attributable to the Excise Tax and federal and state

income taxes imposed on the Gross-Up Amount being repaid by

Executive if such repayment results in a reduction in Excise Tax and/or a federal tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code.  In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time of payment by the Company, the Company shall pay an additional Gross-

Up Amount which, after payment of all federal and state income taxes and Excise Tax thereon, is equal to such excess plus any interest, penalties, fines and costs incurred by the Executive with respect thereto.

     10.  Arbitration of All Disputes.  Any controversy or claim arising out of or relating to this Agreement or the breach

thereof, shall be settled by arbitration in the City of

Chicago in accordance with the laws of the State of Illinois by three arbitrators appointed by the parties. If the parties cannot agree on the appointment of the arbitrators, one shall be

appointed by the Company, one by the Executive and the third shall be appointed by the first two arbitrators.  If the first two arbitrators cannot agree on the appointment of a third

arbitrator, then the third arbitrator shall be appointed by the

Chief Judge of the United States Court of Appeals for the Seventh

Circuit.  The arbitration shall be conducted in accordance with the rules of the American Arbitration Association, except with respect to the selection of arbitrators which shall be as

provided in this Section 10.  Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.  The Company shall pay (or the Executive shall be

entitled to recover from the Company, as the case may be) the

Executive's reasonable attorneys' fees and costs and expenses in connection with enforcement of his rights (including the

enforcement of any arbitration award in court), regardless of the final outcome, unless the arbitrators shall determine that under the circumstances recovery by the Executive of all or a part of any such fees and costs and expenses would be unjust.

     11.  Mitigation and Set-Off.  The Executive shall not be

required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise.  The

Company shall not be entitled to set off against the amounts payable to the Executive hereunder any amounts owed to the

Company, any amounts earned by the Executive in other employment after termination of his employment with the Company, or any amounts which might have been earned by the Executive in other employment had he sought such other employment.

     12.  Notices.  Any notices, requests, demands and other

communications provided for by this Agreement shall be sufficient if in writing and if sent by registered or certified mail to the

Executive at the last address he has filed in writing with the

Company or, in the case of the Company, at its principal

executive offices.

     13.  Effect on Other Benefits.  The benefits provided in

this Agreement shall be in addition to, and shall not diminish,

the benefits provided under any plan, program or policy of the

Company.

     14.  Non-Alienation.  The Executive shall not have any right to pledge, hypothecate, anticipate or in any way create a lien upon any amounts provided under this Agreement; and no benefits payable hereunder shall be assignable in anticipation of payment either by voluntary or involuntary acts, or by operation of law.

Nothing in this Section shall limit the Executive's rights or powers to dispose of his property by will or limit any rights or powers which his executor or administrator would otherwise have.

     15.  Governing Law.  The provisions of this Agreement shall be construed in accordance with the laws of the State of

Illinois.

     16.  Amendment.  This Agreement may be amended or canceled by mutual agreement of the parties in writing without the consent of any other person and, so long as the Executive lives, no

person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

     17.  Successors to the Company.  Except as otherwise

provided herein, this Agreement shall be binding upon and inure to the benefit of the Company and any successors of the Company.

In the event the Executive is transferred or assigned to any affiliate or subsidiary of the Company, this Agreement shall be binding upon and enforceable against such affiliate or

subsidiary.  The employment of the Executive by any affiliate or subsidiary of the Company shall be deemed to constitute consent to the adoption of this Agreement by such affiliate or

subsidiary.

     18.  Severability.  In the event that any provision or

portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this

Agreement shall be unaffected thereby and shall remain in full force and effect.


    IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors,

the Company has caused these presents to be executed in its name and on its behalf, as of the day and year first above written.





                              ________________________
                              Executive


                              BRUNSWICK CORPORATION



                              By:__________________________
                                  Vice President and
                                   General Counsel
ATTEST:


______________________
Assistant Secretary


                                                       EXHIBIT 10.3

           1997 STOCK PLAN FOR NON-EMPLOYEE DIRECTORS
               (As Amended through July 28, 1998)

     1. Purpose of the Plan. The purpose of the Brunswick Corporation 1997 Stock Plan for Non-Employee Directors (the "Plan") is to provide for the compensation of non-employee directors of Brunswick Corporation ("Company") with Common Stock, par value $.75 per share ("Common Stock"), of the Company and to provide for the award of stock options to non-employee directors so as to increase their proprietary interest in the Company and their identification with the interests of the Company's stockholders. The Plan shall become effective on April 23, 1997.

     2. Stock Awards. The Board of Directors may award non-employee directors Common Stock of the Company.

     3. New Directors' Awards. Each non-employee director elected to the Board of Directors for the first time after April
23, 1997 will receive an award of such Common Stock as the Board of Directors authorizes.

     4. Fair Market Value. The "Fair Market Value" of the Common Stock shall be the reported closing price for the Common Stock on the New York Stock Exchange Composite Tape for the applicable date. The number of shares of Common Stock which a non-employee director is to receive for any award which is denominated in dollars shall be determined by dividing the applicable amount by the Fair Market Value on the applicable date, and any fractional shares shall be rounded up or down to the nearest whole number with the fraction one-half being rounded up. For purposes of determining the amount of taxable income upon exercise of stock options and the value of any Common Stock used to pay the option purchase price, the Fair Market Value of the Common Stock on the Date of Exercise shall be used.

     5. Deferral. Receipt of the Common Stock awarded under this Plan may be deferred until the director's retirement from the Board as authorized by the Board of Directors. Dividends on deferred Common Stock will be reinvested in additional shares of Common Stock, except that dividends in the form of securities shall be deferred to the same extent as Common Stock. The deferred Common Stock, including the additional shares acquired through reinvestment of dividends, will be paid to each non-employee director in one lump sum after retirement unless the director elects one year prior to retirement to have the deferred Common Stock paid after retirement in up to 15 annual installments.


     6. Options. The Board of Directors may award non-employee directors options to purchase Common Stock of the Company.

     7. Option Price. The option exercise price per share of Common Stock shall be 100% of the reported closing price for the Common Stock on the New York Stock Exchange Composite Tape for the date on which the award is granted.

     8. Option Exercise. Options shall be exercised in whole or in part by written notice to the Company and payment in full of the option price. Payment of the option price may be made, at the discretion of the option holder, (a) in cash (including check, bank draft, money order or payment in accordance with a cashless exercise program under which, if so instructed by the director, shares of Common Stock may be issued directly to the director's broker or dealer upon receipt of the option price in cash from the broker or dealer), (b) in Common Stock (valued at the Fair Market Value on the Date of Exercise), or (c) by a combination of cash and Common Stock.

     9. Date of Exercise. The "Date of Exercise" of an option shall be the date on which written notification of the intent to exercise is received by the Company from the director.

     10. Change in Control. "Change in Control" of the Company means the occurrence of any of the following events:

          (a)any Person other than a trustee or other fiduciary of securities held under an employee benefit plan of the Company or any of its subsidiaries, is or becomes a Beneficial Owner, directly or indirectly, of stock of the Company representing 30% or more of the total voting power of the Company's then outstanding stock and securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in Clause (A) of paragraph (d), below;

          (b)a tender offer (for which a filing has been made with the Securities and Exchange Commission ("SEC") which purports to comply with the requirements of Section 14(d) of the Securities Exchange Act of 1934 and the corresponding SEC rules)is made for the stock of the Company, which has not been negotiated and approved by the Board of Directors of the Company, then the first to occur of
               (i)  any time during the offer when
                    the Person making the offer owns or has
                    accepted for payment stock of the Company with 25% or more of the total voting power of the Company's stock, or

               (ii) three business days before the
                    offer is to terminate unless the offer is withdrawn first if the Person making the offer could own, by the terms of the offer plus any shares owned by this Person, stock with 50% or more of the total voting power of the Company's stock when the offer terminates;

          (c)  individuals who, as of the date hereof,
               constitute the Board of Directors (the "Incumbent Board") of the Company, cease for any reason to constitute a majority thereof; provided, however, that any individual becoming a director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least 75% of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company;

        (d)  there is consummated a merger or
             consolidation of the Company (or any direct or indirect subsidiary of the Company) with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 75% of the combined voting power of the stock and securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of stock and securities of the Company representing more than 25% of the combined voting power of the Company's then outstanding stock and securities; or

        (e) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than a sale or disposition by the Company of all or substantially all of the assets to an entity at least 75% of the combined voting power of the stock and securities which is owned by Persons in substantially the same proportions as their ownership of the Company's voting stock immediately prior to such sale.

          "Person" shall mean any person (as defined in Section 3(a)(9) of the Securities Exchange Act (the "Exchange Act"), as such term is modified in Section 13(d) and 14(d) of the Exchange Act) other than (1) any employee plan established by the Company, (2) the Company or any of its affiliates (as defined in Rule 12b-2 promulgated under the Exchange Act), (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company. "Beneficial Owner" shall mean beneficial owner as defined in Rule 13d-3 under the Exchange Act.

     11. Administration of the Plan. The Plan shall be administered by the Corporate Governance Committee of the Board of Directors of the Company ("Committee"). The Committee shall have full power, discretion and authority to interpret and administer the Plan. The Committee's interpretations and actions shall, except as otherwise determined by the Board of Directors, be final, conclusive and binding on all persons for all purposes.

     12. Non-Transferability. No award under the Plan, and no interest therein, shall be transferable by the director otherwise than (i) by the designation of a beneficiary to receive the director's benefits in the event of death, (ii) by will or the laws of the descent and distribution, or (iii) in accordance with guidelines established by the Committee. Notwithstanding the foregoing, stock options awarded under this Plan may be transferred by a director for no consideration to or for the benefit of a director's Immediate Family (including, without limitation, to a trust for the benefit of a director's Immediate Family or to a partnership for members of a director's Immediate Family), and the transferee shall remain subject to all the terms and conditions applicable to the stock option prior to such transfer and to such other restrictions as may be imposed by the Committee from time to time. With respect to a particular director, the term "Immediate Family" shall mean the director's spouse, children, stepchildren, adoptive relationships, sisters, brothers and grandchildren (and, for this purpose, shall also include the director). Any purported transfer contrary to this provision will nullify the award.

     13. Issuance of Stock. As promptly as practical following each award of Common Stock, the Company shall issue to each director Common Stock certificates for the shares awarded which have not been deferred pursuant to Section 5. Common Stock issued pursuant to the Plan shall be Treasury shares.

     14. Changes in Capitalization and Similar Changes. In the event that each of the outstanding shares of Common Stock shall be changed into or exchanged for a different number or kind of shares of stock or securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, stock dividend, split-up, combination of shares, or otherwise), then there shall be substituted for each share of Common Stock then offered, available for offer or deferred under the Plan the numbers and kinds of shares of stock or securities into which shares shall be so exchanged. The Committee in its sole discretion shall make any equitable adjustments as may be necessary. No fraction of a share of Common Stock shall be delivered if an adjustment in the number of shares is necessary. In the event of a spin-off, extraordinary dividend or other distribution or similar transaction, the Committee may adjust equitably the exercise price of any outstanding options.

     15. Payments in the Event of Death. If a non-employee director dies before payment of his or her deferred, vested Common Stock commences, all of his or her deferred, vested Common Stock shall be distributed to his or her Beneficiary (as described below), as soon as practicable after his or her death, in a lump sum. If a non-employee director dies after payment of his or her deferred, vested Common Stock has commenced but before the entire balance of such deferred, vested Common Stock has been distributed, the remaining deferred, vested Common Stock shall be distributed to his or her Beneficiary, as soon as practicable after his or her death, in a lump sum. For purposes of the Plan, a non-employee director's "Beneficiary" is the person or persons the non-employee director designates, which designation shall be in writing, signed by the non-employee director and filed with the Committee prior to the non-employee director's death. A Beneficiary designation shall be effective when filed with the Committee in accordance with the preceding sentence. If more than one Beneficiary has been designated, the non-employee director's deferred, vested Common Stock shall be distributed to each such Beneficiary. In the absence of a Beneficiary designation or if no Beneficiary survives the non-employee director, the Beneficiary shall be the non-employee director's estate.

     16.  Amendment or Termination of the Plan.  The Board of
Directors may, at any time amend or terminate the Plan provided, however, that no such amendment, suspension or termination shall impair the rights of directors affected thereby.

17. No Right to Renomination. Nothing in the Plan or in any award shall confer upon any director the right to be nominated for reelection to the Board.
                                                       EXHIBIT 10.4

                      BRUNSWICK CORPORATION

                         1995 STOCK PLAN

                   FOR NON-EMPLOYEE DIRECTORS
               (As Amended Through July 28, 1998)

     1. Purpose of the Plan. The purpose of the Brunswick Corporation 1995 Stock Plan for Non-Employee Directors ("Plan") is to compensate non-employee directors of Brunswick Corporation ("Company") primarily with Common Stock, par value $.75 per share ("Common Stock"), of the Company so as to increase their proprietary interest in the Company and their identification with the interests of the Company's stockholders ("Stockholders").
The Plan shall become effective as of August l, 1995, provided it is approved by the Stockholders at the 1996 Annual Meeting of Stockholders.

     2. Annual Fees. Each non-employee director shall be paid in Common Stock the annual retainer fee and the fee for serving as the chairperson of a committee of the Board of Directors authorized by the Board of Directors. Such fees should be paid monthly in arrears on the last business day of each month beginning with fees paid for August, 1995. The Common Stock for the fees will not be distributed to the directors until the Plan is approved by the Stockholders, and until such approval is obtained, the dividends on the Common Stock will be reinvested in additional shares of Common Stock. If stockholder approval is not obtained, the directors will be paid the cash amount of the fees and the cash amount of the dividends.

     3. Meeting Fees. Each non-employee director may elect on forms provided by the Company to be paid in Common Stock for the fees authorized by the Board of Directors for attending meetings of the Board of Directors and its committees. The Common Stock for such fees shall be determined on the last business day of each month. Such elections must be made in writing six months in advance and shall continue until terminated. Elections may be terminated upon six months advance written notice.

     4. New Directors' Awards. Each non-employee director elected to the Board of Directors for the first time after July 25, 1995, will receive an award in Common Stock equal to the amount of the annual retainer fee then being paid to non-employee directors. The number of shares will be determined on the date the non-employee director first is elected to the Board of Directors. Forty percent of this award will vest six months after the date the director first was elected to the Board of Directors and 20% of the award will vest on each of the first three annual anniversaries of the date the director first was elected to the Board of Directors.

     5. Fair Market Value. The "Fair Market Value" of the Common Stock shall be the reported closing price for the Common Stock on the New York Stock Exchange Composite Tape for the applicable date. The number of shares of Common Stock which a non-employee director is to receive for annual retainer, committee chair and meeting fees and for a new director award shall be determined by dividing the applicable amount by the Fair Market Value on the applicable date, and any fractional shares shall be rounded up or down to the nearest whole number with the fraction 1/2 being rounded up.

     6. Retirement Benefits. Each non-employee director elected prior to July 25, 1995 shall receive after retirement Common Stock which has a Fair Market Value on July 25, 1995 equal to the July 25, 1995 present value of the director's retirement benefits at retirement under the non-employee directors' pension plan (the "Pension Plan") using the unisex 1983 Group Annuity Mortality table and an interest rate of 6%, provided the director at retirement has satisfied the age and service requirements specified in the Pension Plan. If the director retires before satisfying these requirements, the Common Stock payable to the director will be reduced by the same percentage as the director's benefit under the Pension Plan would have been reduced.

     7. Deferral. Payment of the Common Stock as awards to new directors and as a result of the termination of the directors' pension plan will be deferred until the director's retirement from the Board. The directors also will be able to defer the payment of the Common Stock for their annual retainer, committee chair and meeting fees until after retirement. Dividends on deferred Common Stock will be reinvested in additional shares of Common Stock. The deferred Common Stock, including the additional shares acquired through reinvestment of dividends, will be paid to each non-employee director in one lump sum after retirement unless the director elects one year prior to retirement to have the deferred Common Stock paid after retirement in up to 15 annual installments.

     8. Change of Control. "Change in Control" of the Company means the occurrence of any of the following events:

        (a)  any Person other than a trustee or other
             fiduciary of securities held under an employee
             benefit plan of the Company or any of its
             subsidiaries, is or becomes a Beneficial Owner,
             directly or indirectly, of stock of the Company
             representing 30% or more of the total voting power
			 of the Company's then outstanding stock and securities,
			 excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in Clause
             (A) of paragraph (d), below;

        (b) a tender offer (for which a filing has been made with the Securities and Exchange Commission ("SEC") which purports to comply with the requirements of Section 14(d) of the Securities Exchange Act of 1934 and the corresponding SEC rules) is made for the stock of the Company, which has not been negotiated and approved by the Board of Directors of the Company, then the first to occur of

             (i)  any time during the offer
                  when the Person making the offer owns or has accepted for payment stock of the Company with 25% or more of the total voting power of the Company's stock, or

             (ii) three business days before
                  the offer is to terminate unless the offer is withdrawn first if the Person making the offer could own, by the terms of the offer plus any shares owned by this Person, stock with 50% or more of the total voting power of the Company's stock when the offer terminates;

        (c)  individuals who, as of the date hereof,
             constitute the Board of Directors (the "Incumbent Board") of the Company, cease for any reason to constitute a majority thereof; provided, however, that any individual becoming a director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least 75% of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company;

        (d)  there is consummated a merger or
             consolidation of the Company (or any direct or
             indirect subsidiary of the Company) with any other
			 corporation, other than (A) a merger or consolidation which would result in the voting securities of the
             Company outstanding immediately prior to such
             merger or consolidation continuing to represent
             (either by remaining outstanding or by being
             converted into voting securities of the surviving
             entity or any parent thereof) at least 75% of the
             combined voting power of the stock and securities
             of the Company or such surviving entity or any
             parent thereof outstanding immediately after such
             merger or consolidation, or (B) a merger or
             consolidation effected to implement a
             recapitalization of the Company ( or similar
             transaction) in which no Person is or becomes the
             Beneficial Owner, directly or indirectly, of stock
             and securities of the Company representing more
             than 25% of the combined voting power of the
             Company's then outstanding stock and securities; or

        (e) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than a sale or disposition by the Company of all or substantially all of the assets to an entity at least 75% of the combined voting power of the stock and securities which is owned by Persons in substantially the same proportions as their ownership of the Company's voting stock immediately prior to such sale.

          "Person" shall mean any person (as defined in Section 3(a)(9) of the Securities Exchange Act (the "Exchange Act"), as such term is modified in Section 13(d) and 14(d) of the Exchange Act) other than (1) any employee plan established by the Company, (2) the Company or any of its affiliates (as defined in Rule 12b-2 promulgated under the Exchange Act), (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company. "Beneficial Owner" shall mean beneficial owner as defined in Rule 13d-3 under the Exchange Act.

     9. Non-Transferability. No award under the Plan, and no interest therein, shall be transferable by the participant otherwise than by the designation of a beneficiary to receive the director's benefits in the event of death or by will or the laws of the descent and distribution. Any purported transfer contrary to this provision will nullify the award.

     10. Issuance of Stock. As promptly as practical following each award of Common Stock, the Company shall issue to each Director Common Stock certificates for the shares awarded which have not been deferred pursuant to Section 7. All Common Stock shall be transferred from the Company's treasury and shall not be newly-issued. The Common Stock issued to each Director shall not be subject to any restrictions.

     11. Number of Shares. The aggregate number of shares of Common Stock which may be awarded under the Plan shall not exceed 250,000, except for adjustments provided for in this Section 11. Shares related to awards that are forfeited, surrendered, terminated, or cancelled in such manner that all or some of the shares covered by an award are not issued to a director shall immediately become available for additional awards under the Plan. In the event that each of the outstanding shares of Common Stock shall be changed into or exchanged for a different number or kind of shares of stock or securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, stock dividend, split-up, combination of shares, or otherwise), then there shall be substituted for each share of Common Stock then available for award under the Plan the numbers and kind of shares of stock or securities into which shares shall be so exchanged.

     12. Administration of the Plan. The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company ("Committee"). The Committee shall have full power, discretion and authority to interpret and administer the Plan, except that the Committee shall have no power to determine the eligibility for awards or the number of shares of Common Stock or timing or value of awards to be grated to any Director. The Committee's interpretations and actions shall, except as otherwise determined by the Board of Directors, be final, conclusive and binding on all persons for all purposes.

     13. Payments in the Event of Death. If a non-employee director dies before payment of his or her deferred Common Stock commences, all of his or her deferred Common Stock shall be distributed to his or her Beneficiary (as described below), as soon as practicable after his or her death, in a lump sum. If a non-employee director dies after payment of his or her deferred
Common Stock has commenced but before the entire balance of such deferred Common Stock has been distributed, the remaining deferred Common Stock shall be distributed to his or her Beneficiary, as soon as practicable after his or her death, in a lump sum. For the purposes of the Plan, a non-employee director's "Beneficiary" is the person or persons the non-employee director designates, which designation shall be in writing, signed by the non-employee director and filed with the Committee prior to the non-employee director's death. A Beneficiary designation shall be effective when filed with the Committee in accordance with the preceding sentence. If more than one Beneficiary has been designated, the non-employee director's deferred Common Stock shall be distributed to each such Beneficiary per capita. In the absence of a Beneficiary designation or if no Beneficiary survives the non-employee director, the Beneficiary shall be the non-employee director's estate.

     14. Amendment or Termination of the Plan. The Board of Directors may, at any time, amend or terminate the Plan provided, however, that the Plan may not be amended more than once every six months, other than to comply with changes in the Internal Revenue Code, the Employee Retirement Income Security Act, or the rules thereunder. No such amendment shall, without stockholder approval, increase the size of awards under the Plan or modify the requirements for eligibility to receive awards under the Plan. Also, no such amendment shall be made without stockholder approval to the extent such approval is required by law, agreement or the rules of any exchange upon which the Common Stock is listed. No such amendment, suspension or termination shall impair the rights of directors affected thereby or make any change that would disqualify the Plan, or any other plan of the Company intended to be so qualified, from the exemption provided by Rule 16b-3.

     15. No Right to Renomination. Nothing in the Plan or in any award shall confer upon any Director the right to be nominated for reelection to the Board.
                                                       EXHIBIT 10.5

                       BRUNSWICK CORPORATION

                         1991 STOCK PLAN
               (As Amended Through July 28, 1998)

     1. Purpose. The purpose of the Brunswick Corporation 1991 Stock Plan (the "Plan") is to promote the long term financial interests and growth of Brunswick Corporation (the "Company") by
(a) attracting and retaining management personnel, (b) motivating management personnel by means of growth-related incentives, (c) providing incentive compensation opportunities that are competitive with those of other major corporations, and (d) furthering the identity of interests of participants with those of the stockholders of the Company.

     2. Definitions. The following definitions are applicable to the Plan:

          "Affiliate" means any entity in which the Company has a direct or indirect equity interest which is so designated by the Committee.

          "Code" means the Internal Revenue Code of 1986, as amended, and any successor statute.

          "Committee" means the Compensation Committee of the Board of Directors of the Company.

          "Common Stock" means the Common Stock, par value $.75 per share, of the Company or such other securities as may be substituted therefor pursuant to paragraph 5(c).

          The "fair market value" of the Common Stock shall be determined in accordance with procedures established by the Committee.

          "Participant" means any management employee of the Company or an Affiliate selected by the Committee.

          "Rule 16b-3" means such rule adopted under the Securities Exchange Act of 1934, as amended, or any successor rule.

     3. Limitation on Aggregate Shares. The number of shares of Common Stock with respect to which awards may be granted under the Plan and which may be issued upon the exercise or payment thereof shall not exceed, in the aggregate, 11,200,000 shares, except for adjustments provided for in paragraph 5(c) of the Plan and provided, however, that shares related to awards that expire unexercised or are forfeited, surrendered, terminated, cancelled, or settled in cash in lieu of stock or in such manner that all or some of the shares covered by an award are not issued to a participant shall immediately become available for additional awards under the Plan, except for shares withheld pursuant to paragraph 5(d) of the Plan. Such 11,200,000 shares of Common Stock may be either authorized and unissued shares, treasury shares, or a combination thereof, as the Committee shall determine.

     4. Awards. The Committee may grant to participants, in accordance with this paragraph 4 and the other provisions of the Plan, stock options, stock appreciation rights ("SARs"), restricted stock and other awards. The maximum number of shares of Common Stock as to which a participant may receive stock options and stock appreciation rights under the Plan in 1996 or in any subsequent calendar year is 300,000 subject to the provisions of Section 5(c) hereof.

          (a)  Options.

                (i)  Options granted under the Plan may be
                     incentive stock options ("ISOs") within the meaning of Section 422 of the Code or any successor provision, or in such other form, consistent with the Plan, as the Committee may determine.

               (ii)  The option price per share of
                     Common Stock shall be fixed by the
                     Committee at not less than 100% of the fair market value of a share of Common Stock on the date of grant, provided, however, that the option price may be reduced below 100% of such fair market value to the extent that the participant forgoes current or deferred cash compensation in an amount equal to such reduction, and provided that in no event shall the option price be less than the par value.

             (iii)   The Committee may require options
                     other than ISOs to be purchased by
                     participants for a purchase price
                     determined by the Committee.

             (iv)    Options shall be exercisable at
                     such time or times as the Committee shall determine at or subsequent to grant.

             (v)     Options shall be exercised in whole
                     or in part by written notice to the Company
                     (to the attention of the Corporate
                     Secretary) and payment in full of the
                     option price. Payment of the option price may be made, at the discretion of the optionee, and to the extent permitted by the Committee, (A) in cash (including check, bank draft, or money order), (B) in Common Stock (valued at the fair market value thereof on the date of exercise), (C) by a combination of cash and Common Stock or (D) with any other consideration (including payment in accordance with a cashless exercise program under which, if so instructed by the participant, shares of Common Stock may be issued directly to the participant's broker or dealer upon receipt of the option price in cash from the broker or dealer).

         (b)  SARs.

                (i)  An SAR shall entitle its holder to
                     receive from the Company, at the time of exercise of such right, an amount equal to the excess of the fair market value (at the date of exercise) of a share of Common Stock over a specified price fixed by the Committee multiplied by the number of shares as to which the holder is exercising the SAR. SARs may be in tandem with any previously or contemporaneously granted option or independent of any option. The specified price of a tandem SAR shall be the option price of the related option.
                     The amount payable may be paid by the
                     Company in Common Stock (valued at its fair market value on the date of exercise), cash or a combination thereof, as the Committee may determine, which determination shall be made after considering any preference expressed by the holder.

               (ii)  An SAR shall be exercised by
                     written notice to the Company (to the
                     attention of the Corporate Secretary) at any time prior to its stated expiration.
                     To the extent a tandem SAR is exercised, the related option will be cancelled and, to the extent the related option is exercised, the tandem
                     SAR will be cancelled.

         (c)  Restricted Stock.

                 (i) The Committee may award to any
                     participant shares of Common Stock, subject to this paragraph 4(c) and such other terms and conditions as the Committee may prescribe (such shares being called "restricted stock"). Each certificate for restricted stock shall be registered in the name of the participant and deposited, together with a stock power endorsed in blank, with the Company.

                (ii) There shall be established for each
                     restricted stock award a restriction period
                     (the "restriction period") of such length as shall be determined by the Committee. Shares of restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered, except as hereinafter provided, during the restriction period. Except for the restrictions on transfer and such other restrictions as the Committee may impose, the participant shall have all the rights of holder of Common Stock as to such restricted stock. At the expiration of the restriction period, the Company shall redeliver to the participant (or the participant's legal representative) the certificates deposited pursuant to this paragraph.

               (iii) Except as provided by the Committee
                     at the time of grant or otherwise, upon
                     termination of employment for any reason during the restriction period all shares still subject to restriction shall be forfeited by the participant.

          (d)  Other Awards.  Other awards, including,
               without limitation, performance shares and other forms of awards measured in whole or in part by the value of shares, the performance of the participant or the performance of the Company, may be granted under the Plan. Such awards may be payable in Common Stock, cash or both, and shall be subject to such restrictions and conditions, as the Committee shall determine. At the time of such an award, the Committee shall, if applicable, determine a performance period and performance goals to be achieved during the performance period, subject to such later revisions as the Committee shall deem appropriate to reflect significant unforeseen events. Following the conclusion of each performance period, the Committee shall determine the extent to which performance goals have been attained or the degree of achievement between maximum and minimum levels during the performance period in order to evaluate the level of payment to be made, if any.

     5.   Miscellaneous Provisions.

          (a)  Administration.  The Plan
               shall be administered by the Committee. Subject to the limitations of the Plan, the Committee shall have the sole and complete authority: (i) to select participants in the Plan, (ii) to make awards in such forms and amounts as it shall determine, (iii) to impose such limitations, restrictions and conditions upon such awards as it shall deem appropriate, (iv) to interpret the Plan and to adopt, amend and rescind administrative guidelines and other rules and regulations relating to the Plan, (v) to correct any defect or omission or to reconcile any inconsistency in the Plan or in any award granted hereunder and (vi) to make all other determinations and to take all other actions necessary or advisable for the implementation and administration of the Plan.
               The Committee's determinations on matters within its authority shall be conclusive and binding upon the Company and all other persons. All expenses associated with the Plan shall be borne by the Company, subject to such allocation to its Affiliates and operating units as it deems appropriate. The Committee may, to the extent that such action will not prevent the Plan from complying with Rule 16b-3, delegate any of its authority hereunder to such persons as it deems appropriate.

          (b)  Transferability.  An award under
               the Plan may be transferred only (i) by will or the laws of descent and distribution, (ii) in accordance with guidelines established by the Committee, or (iii) pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder (but only if permitting such transfer will not affect the status of the award under the Code). Any purported transfer contrary to this provision will nullify the award.

          (c)  Changes in Capitalization and
               Similar Changes. In the event that each of the outstanding shares of Common Stock shall be changed into or exchanged for a different number or kind of shares of stock or securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, stock dividend, stock split, combination of shares, or otherwise), then there shall be substituted for each share of Common Stock then offered or available for offer under the Plan the number and kind of shares of stock into which such outstanding shares of the Common Stock of the company shall be so changed or for which such shares shall be so exchanged. The Committee in its sole discretion shall make any equitable adjustments as may be necessary. No fraction of a share of Common Stock shall be delivered if an adjustment in the number of shares is necessary. In the event of a spin-off, extraordinary dividend or other distribution or similar transaction, the Committee may adjust equitably the exercise price of any outstanding options or the terms of any outstanding SARs.

          (d)  Tax Withholding.  The Committee
               shall have the power to withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any withholding or other tax due with respect to any amount payable and/or shares issuable under the Plan, and the Committee may defer such payment or issuance unless indemnified to its satisfaction. Subject to the consent of the Committee, a participant may make an irrevocable election to have shares of Common Stock otherwise issuable under an award withheld,
			   tender back to the
               Company shares of Common Stock received pursuant to an award or deliver to the Company previously acquired shares of Common Stock having a fair market value sufficient to satisfy all or part of the Company's withholding tax obligations for the participant associated with the transaction. Such election must be made by a participant prior to the date on which the relevant tax obligation arises. The Committee may disapprove of any election and may limit, suspend or terminate the right to make such elections.

          (e)  Listing and Legal Compliance.  The
               Committee may suspend the exercise or payment of any award so long as it determines that securities exchange listing or registration or qualification under any securities laws is required in connection therewith and has not been completed on terms acceptable to the Committee.

           (f) Rights to Participants.  Nothing in
               the Plan shall interfere with or limit in any way the right of the Company to terminate any participant's employment at any time, nor confer upon any participant any right to continue in the employ of the Company for any period of time or to continue his or her present or any other rate of compensation. No employee shall have a right to be selected as a participant, or, having been so selected, to be selected again as a participant.

           (g) Amendment, Suspension and
               Termination of Plan. The Board of Directors or the Committee may suspend or terminate the Plan or any portion thereof at any time and may amend it from time to time in such respects as the Board of Directors or the Committee may deem advisable; provided, however, that no such amendment shall be made, without stockholder approval to the extent such approval is required by law, agreement or the rules of any exchange upon which the Common Stock is listed. No such amendment, suspension or termination shall impair the rights of participants affected thereby or make any change that would disqualify the Plan, or any other plan of the Company intended to be so qualified, from the exemption provided by Rule 16b-3.

          The Company may amend or modify any award in any manner to the extent that the Committee would have had the authority under the Plan to initially grant such award. No such amendment or modification shall impair the rights of any participant under any award without the consent of such participant.

     6. Change in Control. "Change in Control" of the Company means the occurrence of any of the following events:

         (a) any Person other than a trustee or other fiduciary of securities held under an employee benefit plan of the Company or any of its subsidiaries, is or becomes a Beneficial Owner, directly or indirectly, of stock of the Company representing 30% or more of the total voting power of the Company's then outstanding stock and securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in Clause (A) of paragraph
               (d), below;

         (b) a tender offer (for which a filing has been made with the Securities and Exchange Commission ("SEC") which purports to comply with the requirements of Section 14(d) of the Securities Exchange Act of 1934 and the corresponding SEC rules) is made for the stock of the Company, which has not been negotiated and approved by the Board of Directors of the Company, then the first to occur of

               (i)  any time during the offer when
                    the Person making the offer owns or has
                    accepted for payment stock of the Company with 25% or more of the total voting power of the Company's stock, or

               (ii) three business days before the
                    offer is to terminate unless the offer is withdrawn first if the Person making the offer could own, by the terms of the offer plus any shares owned by this Person, stock with 50% or more of the total voting power of the Company's stock when the offer terminates;

           (c) individuals who, as of the date hereof, constitute the Board of Directors (the "Incumbent Board") of the Company, cease for any reason to constitute a majority thereof; provided, however, that any individual becoming a director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least 75% of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company;

           (d) there is consummated a merger or
               consolidation of the Company (or any direct or indirect subsidiary of the Company) with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 75% of the combined voting power of the stock and securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the Company ( or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of stock and securities of the Company representing more than 25% of the combined voting power of the Company's then outstanding stock and securities; or

           (e) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than a sale or disposition by the Company of all or substantially all of the assets to an entity at least 75% of the combined voting power of the stock and securities which is owned by Persons in substantially the same proportions as their ownership of the Company's voting stock immediately prior to such sale.

          "Person" shall mean any person (as defined in Section 3(a)(9) of the Securities Exchange Act (the "Exchange Act"), as such term is modified in Section 13(d) and 14(d) of the Exchange Act) other than (1) any employee plan established by the Company, (2) the Company or any of its affiliates (as defined in Rule 12b-2 promulgated under the Exchange Act), (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company. "Beneficial Owner" shall mean beneficial owner as defined in Rule 13d-3 under the Exchange Act.

     The Committee may provide in any award that in the event of a Change in Control, the participant may (a) exercise any outstanding Options or SARs which would not then be exercisable by the participant absent the Change in Control; (b) require the Company to release all restrictions on shares of restricted stock awarded to the participant; and (c) require the Company to pay the participant the fair value (prorated to the date of the Change in Control) of any other awards under the Plan then held by the participant.


                                                       EXHIBIT 10.6

                      BRUNSWICK CORPORATION

                CHANGE IN CONTROL SEVERANCE PLAN
               (As Amended Through July 28, 1998)

     1.  Purpose.  The Brunswick Corporation change in Control
Severance Plan has been established by Brunswick Corporation (the
"Company") to attract and retain well qualified personnel.

     2. Change in Control. "Change in Control" of the Company means the occurrence of any of the following events:

       (a) any Person other than a trustee or other fiduciary of securities held under an employee benefit plan of the Company or any of its subsidiaries, is or becomes a Beneficial Owner, directly or indirectly, of stock of the Company representing 30% or more of the total voting power of the Company's then outstanding stock and securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in Clause (A) of paragraph (d), below;

       (b) a tender offer (for which a filing has been made with the Securities and Exchange Commission ("SEC") which purports to comply with the requirements of Section 14(d) of the Securities Exchange Act of 1934 and the corresponding SEC rules) is made for the stock of the Company, which has not been negotiated and approved by the Board of Directors of the Company, then the first to occur of

            (i)  any time during the
                 offer when the Person making the offer owns or has accepted for payment stock of the Company with 25% or more of the total voting power of the Company's stock, or

            (ii) three business days before
                 the offer is to terminate unless the offer is withdrawn first if the Person making the offer could own, by the terms of the offer plus any shares owned by this Person, stock with 50% or more of the total voting power of the Company's stock when the offer terminates;



       (c)  individuals who, as of the date hereof,
            constitute the Board of Directors (the "Incumbent Board") of the Company, cease for any reason to constitute a majority thereof; provided, however, that any individual becoming a director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least 75% of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company;

       (d)  there is consummated a merger or
            consolidation of the Company (or any direct or indirect subsidiary of the Company) with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 75% of the combined voting power of the stock and securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the Company ( or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of stock and securities of the Company representing more than 25% of the combined voting power of the Company's then outstanding stock and securities; or

       (e)  the stockholders of the Company
            approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than a sale or disposition by the Company of all or substantially all of the assets to an entity at least 75% of the combined voting power of the stock and securities which is owned by Persons in substantially the same proportions as their ownership of the Company's voting stock immediately prior to such sale.

        "Person" shall mean any person (as defined in Section 3(a)(9) of the Securities Exchange Act (the "Exchange Act"), as such term is modified in Section 13(d) and 14(d) of the Exchange Act) other than (1) any employee plan established by the Company, (2) the Company or any of its affiliates (as defined in Rule 12b-2 promulgated under the Exchange Act), (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company. "Beneficial Owner" shall mean beneficial owner as defined in Rule 13d-3 under the Exchange Act.

     3.  Definitions.

       (a) "Subsidiary" is any corporation of which the Company owns directly or indirectly all of the outstanding capital stock.

       (b) "Good Reason" means (i) a material diminishment of the duties, responsibilities or authorities of the employee, or (ii) a reduction in the employee's annual base salary as in effect on the date of a Change in Control of the Company.

        (c) An "Eligible Terminated Employee" is a person
            (i) who is a salaried employee of the Company or of any corporation which is a Subsidiary at the time of a Change in Control of the Company, (ii) who has not entered into a change in control agreement with the Company or any Subsidiary, and (iii) whose employment during the two year period following a Change in Control of the Company is terminated (a) involuntarily by the Company or any Subsidiary for reasons other than death, physical or mental incapacity, dishonesty or gross misconduct or (b) voluntarily by the employee for Good Reason.

     4. Severance. The Company and each Subsidiary at the time it terminates the employment of an Eligible Terminated Employee will pay such Eligible Terminated Employee a severance payment equal to one month of such Eligible Terminated Employee's base salary at the time of termination for each year that the Eligible Terminated Employee had been employed by the Company and any Subsidiary (including former Subsidiaries and including periods of employment with a Subsidiary prior to the time it became a Subsidiary and with a business the Company acquired prior to the acquisition) and for any partial year of such employment one month of such base salary multiplied by the fraction of the year for which he or she was so employed, provided that an Eligible Terminated Employee who has been employed by the Company and its Subsidiaries for less than three years will receive a severance payment equal to three months of his or her base salary. The Company and each Subsidiary will not be required to pay such severance payments to any Eligible Terminated Employee who is employed by a successor to any business of the Company or a Subsidiary in a comparable job without any material diminishment of responsibilities or duties and for the same salary as he or she was employed by the Company or a Subsidiary if such successor agrees that if such Eligible Terminated Employee is terminated by such successor or resigns for Good Reason during the two years following the Change in Control of the Company, such successor will pay him or her the severance payments which the Company or Subsidiary would have paid him or her under this Severance Plan if the Company or Subsidiary had been his or her employer. Severance payments under this Plan will be reduced by any other severance payments paid by the Company or a Subsidiary to an Eligible Terminated Employee at the time of termination of employment.

     5. Governing Laws. The Plan shall be construed and administered in accordance with the internal laws of the State of Illinois to the extent that such laws are not preempted by the laws of the United States.

     6. Reimbursement of Costs and Expenses. In the event that it shall be necessary or desirable for an employee to retain legal counsel or incur other costs and expenses in connection with enforcement of his or her rights under the Plan, his or her employer shall pay (or the employee shall be entitled to recover from his or her employer, as the case may be) his or her reasonable attorneys' fees and costs and expenses in connection with enforcement of his or her rights. Payments shall be made to the employee at the time such fees, costs and expenses are incurred. If, however, a court shall determine that under the circumstances, payment by the employer of all or a part of any such fees, costs and expenses would be unjust, the employee shall repay such amounts to the employer in accordance with a final order of a court.

     7. Amendment. The Board of Directors of the Company may amend or terminate this Plat at any time prior to a Change in Control of the Company, provided any such amendment or termination shall be effective only after six months from the time this Plan is amended or terminated and provided further that any such amendment or termination shall not be effective if there is a Change in Control of the Company during such six months period. After a Change in Control of the Company occurs, this Plan may not be amended or terminated.


                                                       EXHIBIT 10.7

                      BRUNSWICK CORPORATION

                    SUPPLEMENTAL PENSION PLAN

               (As Amended Through July 28, 1998)

                            Section 1

                             GENERAL

     1.1 History and Purpose. Brunswick Corporation, a Delaware corporation (the "Company"), has maintained a retirement program to provide retirement benefits for its eligible employees which, when added to the benefits payable on their account under the Brunswick Pension Plan for Salaried Employees (the "Salaried Plan") and the Brunswick Pension Plan for Defense Division Salaried Employees (the "Defense Plan") (the Salaried Plan and the Defense Plan are hereinafter referred to as the "Pension Plans"), will equal the benefits which would have been payable on their account under the Pension Plans but for the limitations imposed on such benefits by Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company has now determined to utilize the retirement program to fulfill its obligations to provide supplemental pension benefits in accordance with the provisions of certain deferred compensation agreements entered into, from time to time, with its executives.

     1.2 Plan Name and Effective Date. The provisions set forth herein shall be known as the Brunswick Supplemental Pension Plan
(the "Plan") and constitute an amendment and continuation of the retirement program in effect prior to January 1, 1981, the "Effective Date" of this Plan.

     1.3 Definitions. The following words and phrases as used herein shall have the following meaning:

          (a)  Deferred Compensation Agreement.  A
               "Deferred Compensation Agreement" means a contract under which an employee defers receipt of current compensation (including employment contracts containing provisions for deferment of compensation) and under which the Company is required to make supplemental payments to the extent that the benefits payable to or on account of such employee under the provisions of the Pensions Plans are reduced by reason of such deferral.

          (b)  Adjusted Earnings.  An employee's "Adjusted
               Earnings" for any calendar year means an amount equal to the sum of:

               (1)  his Earnings (as defined in the Pension
                    Plans) for that year without regard to any limitations on the dollar amount of earnings set forth in the Pension Plans or in Section
                    401(a)(17) of the Code; plus

               (2)  the amount of any compensation deferred
                    by him during that year pursuant to the terms of a Deferred Compensation Agreement;

               except, however, that an employee's Adjusted Earnings shall not be less than his Adjusted Earnings, if any, determined under the terms of the Plan as in effect on April 30, 1984, and as if he had retired on that date and without regard to any cash or stock in which he would have become entitled under either Section 5(e)(i) or (ii) or Section 9 of the Company's 1978 Restricted Stock Plan (the "Restricted Stock Plan") by reason of such retirement.

     1.4 Change in Control. "Change in Control" of the Company means the occurrence of any of the following events:

          (a) any Person other than a trustee or other fiduciary of securities held under an employee benefit plan of the Company or any of its subsidiaries, is or becomes a Beneficial Owner, directly or indirectly, of stock of the Company representing 30% or more of the total voting power of the Company's then outstanding stock and securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in Clause (A) of paragraph
               (d), below;

          (b)  a tender offer (for which a filing has
               been made with the Securities and Exchange
               Commission ("SEC") which purports to comply with the requirements of Section 14(d) of the Securities Exchange Act of 1934 and the corresponding SEC rules) is made for the stock of the Company, which has not been negotiated and approved by the Board of Directors of the Company, then the first to occur of

               (i)  any time during the offer
                    when the Person making the offer owns or has accepted for payment stock of the Company with 25% or more of the total voting power of the Company's stock, or

               (ii) three business days before the
                    offer is to terminate unless the offer is withdrawn first if the Person making the offer could own, by the terms of the offer plus any shares owned by this Person, stock with 50% or more of the total voting power of the Company's stock when the offer terminates;

          (c)  individuals who, as of the date hereof,
               constitute the Board of Directors (the "Incumbent Board") of the Company, cease for any reason to constitute a majority thereof; provided, however, that any individual becoming a director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least 75% of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company;

          (d)  there is consummated a merger or
               consolidation of the Company (or any direct or indirect subsidiary of the Company) with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least
               75% of the combined voting power of the stock and securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the Company ( or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of stock and securities of the Company representing more than 25% of the combined voting power of the Company's then outstanding stock and securities; or

          (e)  the stockholders of the Company approve
               a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than a sale or disposition by the Company of all or substantially all of the assets to an entity at least 75% of the combined voting power of the stock and securities which is owned by Persons in substantially the same proportions as their ownership of the Company's voting stock immediately prior to such sale.

          "Person" shall mean any person (as defined in Section 3(a)(9) of the Securities Exchange Act (the "Exchange Act"), as such term is modified in Section 13(d) and 14(d) of the Exchange Act) other than (1) any employee plan established by the Company, (2) the Company or any of its affiliates (as defined in Rule 12b-2 promulgated under the Exchange Act), (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company. "Beneficial Owner" shall mean beneficial owner as defined in Rule 13d-3 under the Exchange Act.

     1.5 Plan Administration. The authority to control and manage the operation and administration of the Plan shall be vested in the Human Resource and Compensation Committee of the Board of Directors of the Company (the "Committee"). In controlling and managing the operation and administration of the

Plan, the Committee shall have the power and authority to interpret and construe the provisions of the Plan, to determine the amount of benefits and the rights or eligibility of employees or Participants under the Plan and shall have such other power and authority as may be necessary to discharge its duties hereunder.

     1.6 Source of Benefit Payments. The amount of any benefit payable under the Plan shall be paid from the general revenues of the Company.

     1.7 Applicable Laws. The Plan shall be construed and administered in accordance with the laws of the State of Illinois to the extent that such laws are not preempted by the laws of the United States of America.

     1.8 Gender and Number. Where the context admits, words in any gender shall include any other gender, words in the singular shall include the plural and the plural shall include the singular.

     1.9 No Enlargement of Employment Rights. Nothing herein contained shall be construed to give any Participant the right to be retained in the employment of the Company or to limit the right of the Company to terminate the employment of any Participant at any time.

                            Section 2

                          PARTICIPATION

     Participants in the Plan shall be:

     (a)  Employee Participants:

          (1)  participants in the Restricted Stock Plan;

          (2)  employees who have deferred receipt
               of current compensation under a Deferred
               Compensation Agreement;

          (3)  employees whose benefits payable under
               the Salaried Plan or the Defense Plan, as amended from time to time, are limited by reason of application of Sections 401(a)(17) or 415 of the Code; and

          (4) individuals described in (1), (2) or (3) next above whose employment shall have been terminated by reason of retirement or otherwise.

     (b)  Beneficiary Participants:

          (1)  Subject to the provisions of
               subsection (b)(2), each individual who becomes entitled to a benefit under the Salaried Plan or the Defense Plan on account of an employee's or former employee's death ("Pension Plan Beneficiary") shall become a Participant in the Plan on the Date on which such Beneficiary first becomes entitled to the benefit if (i) such benefit is limited by reason of the application of Sections 401(a)(17) or 415 of the Code, or (ii) the employee or former employee was a Participant in the Restricted Stock Plan or had deferred compensation under a Deferred Compensation Agreement.

          (2)  Notwithstanding the provisions of
               subsection (b) (1), a Participant as described in subsection (a) may, from time to time, designate a beneficiary ("Designated Beneficiary") to whom the benefits payable under the Plan on the Participant's account will be paid in the event of Participant's death. If the Participant designates a beneficiary other than the Pension Plan Beneficiary, then, in lieu of the Pension Plan Beneficiary, the Designated Beneficiary shall become a Participant in the Plan at such time as the Designated Beneficiary becomes entitled to such benefit. For purposes of Section 3, the amount and term of the benefit payable to the Designated Beneficiary under the Plan shall be the same as if the Pension Plan Beneficiary had been the Designated Beneficiary and, to the extent applicable, shall be based on the life or life expectancy of the Pension Plan Beneficiary. A Beneficiary designation in accordance with the provisions of this subsection (b) (2) shall be filed with the Administrator of the Plan while the Participant is alive and shall revoke all prior beneficiary designations filed under this Plan.




                            Section 3

               AMOUNT AND PAYMENT OF PLAN BENEFITS

     3.1 Amount of Plan Benefits. The benefit payable under the Plan to a Participant as of any date shall be in an amount equal to:

          (a) The amount of the benefits (expressed in the form of benefits which the Participant is actually receiving under the Pension Plans) that the Participant would have been entitled to receive under the Pension Plans as of that date if his Earnings for purposes of the Pension Plans were equal to his Adjusted Earnings, determined without regard to the limitations imposed by
               Section 415 of the Code.

                           REDUCED BY

          (b)  The amount of the benefits that the
               Participant actually receives under the Pension
               Plans as of that date.

     3.2 Payment of Plan Benefits. A Participant's Plan benefits will be paid to him or on his account on the same dates and for the same period during which benefits are payable to him or on his account under the Pension Plans or in such other form as the Committee may, at the request of the Participant, determine.

     3.3 Payment to Persons Under Legal Disability. In the event that any amount shall be payable under this Plan to a Participant under legal or other disability who, in the opinion of the Committee, is unable to administer such payment, the payments shall be made to the legal conservator of the estate of such Participant or, if no such legal conservator shall have been appointed, then to any individual (for the benefit of such Participant) whom the Committee may from time to time approve.

     3.4 Benefits May Not Be Assigned or Alienated. The benefits payable to any Participant under the Plan may not be voluntarily or involuntarily assigned or alienated.

     3.5 Acceleration of Benefits. Notwithstanding the foregoing provisions of this Section 3, during the 60-day period commencing on the date of termination of an Employee Participant within three years following a Change in Control of the Company, during the 60-day period commencing with and following any date which has been designated by the Committee or by the Board of Directors of the Company as an "Election Date" or during any other period provided in any employment agreement between the Participant and the Company, an Employee Participant may elect to receive a lump sum payment which, subject to the following provisions of this subsection 3.5, is the actuarial equivalent of:

          (a)  The amount that would be the
               Participant's Accrued Benefit under the Pension Plans, determined without regard to the limitations imposed by Section 415 of the Code, if the Participant's Earnings for purposes of the Pension Plans were equal to his Adjusted Earnings.

                           REDUCED BY

          (b)  The amount of the Participant's Accrued
               Benefit under the Pension Plans, but not in excess of the limitations then in effect under Section
               415 of the Code.

          For purposes of this subsection 3.5, actuarial equivalence shall be determined on the basis of the rates, tables and factors then in effect for purposes of determining the actuarial equivalence of optional forms of payment under the Pension Plans; provided however, that the interest rate or rates which then would be used by the Pension Benefit Guaranty Corporation ("PBGC") for purposes of determining the present value of the Participant's benefits under the Pension Plans if the Pension Plans had then terminated with insufficient assets to provide benefits guaranteed by the PBGC shall be substituted for the interest assumption used under the Pension Plans. If a Participant elects a lump sum payment in accordance with the foregoing provisions of this subsection 3.5, the amount of the benefit to which he would otherwise become entitled under the provisions of this Section 3 upon a subsequent termination of employment shall be reduced by the actuarial equivalent of such lump sum payment. A Participant who does not elect within the 60-day period following an Election Date to receive a lump sum payment shall have his benefits under the Plan paid to him in accordance with the foregoing provisions of this Section 3 without regard to the provisions of this subsection 3.5.



                            Section 4

                    AMENDMENT AND TERMINATION

     4.1 Amendment and Termination. The Company reserves the right to amend or terminate the Plan by action of its Board of Directors; provided, however, that no such amendment or termination of the Plan and no amendment or termination of the Pension Plans shall:

          (a)  reduce or impair the interests of
               Participants in benefits being paid under the Plan as at the date of amendment or termination, as the case may be; or

          (b)  reduce the aggregate amount of benefits
               subsequently payable to or on account of any employee under this Plan and the Pension Plans to an amount which is less than the amount that would have been so payable if the employee had retired immediately prior to such amendment or termination, as the case may be; or

          (c)  impair a Participant's right to receive
               a lump sum payment determined and paid in accordance with the provisions of subsection 3.5 following any previously designated Election Date.

     4.2  Successors.  Subject to the provisions of subsection
4.1, this Plan shall be binding upon any assignee or successor in interest to the Company, whether by merger, consolidation or the sale of substantially all of the Company's assets.


                                                       EXHIBIT 10.8

                      BRUNSWICK CORPORATION
              ELECTIVE DEFERRED COMPENSATION PLAN

               (As Amended Through July 28, 1998)

                           SECTION 1

                            General

     1.1 Purpose. Brunswick Corporation Elective Deferred Compensation Plan (the "Plan") has been established by Brunswick Corporation (the "Company") so that it, and each of the Related Companies which, with the consent of the Company, adopts the Plan may provide its eligible employees with an opportunity to build additional financial security, thereby aiding such companies in attracting and retaining employees of exceptional ability.

     1.2  Effective Date.  The "Effective Date" of the Plan is
January 1, 1997.

     1.3 Related Companies and Employers. For purposes of the Plan, the term "Related Company" means (i) any corporation, partnership, joint venture or other entity during any period in which it owns, directly or indirectly, at least 50% of the voting power of all classes of stock of the Company (or successor to the Company) entitled to vote; and (ii) any corporation, partnership, joint venture or other entity during any period in which at least a 50% voting or profits interest is owned, directly or indirectly, by the Company, by any entity that is a successor to the Company, or by any entity that is a Related Company by reason of clause (i) next above. The Company and each Related Company which, with the consent of the Company, adopts the Plan for the benefit of its eligible employees are referred to below collectively as the "Employers" and individually as an "Employer." A Related Company may adopt the Plan by action of its Board of Directors; provided that a Related Company will be considered to have adopted the Plan for its Eligible Employees (without the need for action by its Board of Directors) if an executive officer of the Related Company announces such adoption to the Eligible Employees.

     1.4 Operation and Administration. The authority to control and manage the operation and administration of the Plan shall be vested in the Human Resources and Compensation Committee (the "Committee") of the Board of Directors of the Company (the "Board"). In controlling and managing the operation and administration of the Plan, the Committee shall have the rights, powers and duties set forth in Section 7. Capitalized terms in the Plan shall be defined as set forth in the Plan.

     1.5 Plan Year. The term "Plan Year" means the calendar year.

     1.6 Applicable Law. The Plan shall be construed and administered in accordance with the laws of the State of Illinois to the extent that such laws are not preempted by the laws of the United States of America.

     1.7 Gender and Number. Where the context admits, words in any gender shall include any other gender, words in the singular shall include the plural and the plural shall include the singular.

     1.8 Notices. Any notice or document required to be filed with the Plan Administrator or the Committee under the Plan will be properly filed if delivered or mailed to the Plan Administrator, in care of the Company, at its principal executive offices. The Plan Administrator may, by advance written notice to affected persons, revise such notice procedure from time to time. Any notice required under the Plan may be waived by the person entitled to notice.

     1.9 Form and Time of Elections. Unless otherwise specified herein, each election required or permitted to be made by any Participant or other person entitled to benefits under the Plan, and any permitted modification or revocation thereof, shall be in writing filed with the Plan Administrator at such times, in such form, and subject to such restrictions and limitations as the Plan Administrator shall require.

     1.10 Benefits Under Qualified Plans. Compensation of any Participant that is deferred under the Plan, and benefits payable under the Plan, shall be disregarded for purposes of determining the benefits under any plan that is intended to be qualified under section 401(a) of the Internal Revenue Code of 1986.

     1.11 Other Costs and Benefits. The Plan is intended to defer, but not to eliminate, payment of compensation to a Participant. Accordingly, if any compensation or benefits that would otherwise be provided to a Participant in the absence of the Plan are reduced or eliminated by reason of deferral under the Plan, the Company shall equitably compensate the Participant for such reduction or elimination. However, no reimbursement will be made for increased taxes resulting from benefits under the Plan (whether resulting from a change in individual income tax rates or otherwise).
     1.12 Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person acting on it considers pertinent and reliable, and signed, made or presented by the proper party or parties.

     1.13 Action by Employers. Any action required or permitted to be taken by any Employer shall be by resolution of its board of directors, or by a duly authorized officer of the Employer.

                           SECTION 2

                         Participation

     2.1 Participant. Subject to the terms of the Plan, an individual shall be eligible to make deferrals under the Plan during any period he or she is an Eligible Employee. For purposes of the Plan, the term "Eligible Employee" for any period shall mean any employee of any Employer who is designated as an Eligible Employee for that period, either by individual designation by the Committee, or by being a member of a group designated by the Committee.

     2.2 Deferral Election. An Eligible Employee shall participate in the Plan by electing to defer payment of all or a portion of his Eligible Compensation pursuant to the terms of a "Deferral Election." An individual's Deferral Election shall be filed at such time and in such form as may be determined by the Committee from time to time. Except as otherwise provided by the Committee, a Participant may not revoke any deferral elections. The Committee may revoke a Participant's Deferral Election as of the date on which the Participant ceases to be an Eligible Employee (provided that this sentence shall not be construed to permit the Committee to revoke a Distribution Election by reason of the Participant ceasing to be an Eligible Employee).

     2.3 Eligible Compensation. For purposes of the Plan, a Participant's "Eligible Compensation" from any Employer for any Plan Year means such amounts as would otherwise be payable to him by the Employer, and which are designated by the Committee as compensation eligible for deferral in accordance with the Plan.

     2.4 Plan Not Contract of Employment. The Plan does not constitute a contract of employment, and participation in the Plan will not give any employee the right to be retained in the employ of any Employer nor any right or claim to any benefit under the Plan, unless such right or claim has specifically accrued under the terms of the Plan.


                           SECTION 3

                        Plan Accounting

     3.1 Accounts. The Plan Administrator shall establish an Account for each Participant who has filed a Deferral Election. If a Participant's Eligible Compensation subject to a Deferral Election would otherwise be payable from more than one Employer, a separate Account shall be established for the Participant with respect to the Eligible Compensation from each such Employer.

     3.2 Adjustment of Accounts. Each Account shall be adjusted in accordance with this Section 3 in a uniform manner as of such periodic "Accounting Dates" as may be determined by the Plan Administrator from time to time (which Accounting Dates shall be not less frequent than monthly). As of each Accounting Date, the balance of each Account shall be adjusted as follows:

        (a) first, charge to the Account balance the amount of any distributions under the Plan with respect to that Account that have not previously been charged;

        (b)  then, adjust the Account balance for the applicable
             Investment Return Rate(s); and

        (c) then, credit to the Account balance the amount to be credited to that Account in accordance with subsection
             3.3 that have not previously been credited.

     3.3 Crediting Under Deferral Election. The balance of a Participant's Account for any Plan Year shall be credited, in accordance with the provisions of paragraph 3.2(c), with the amount by which his Eligible Compensation for the year is reduced pursuant to a Deferral Election. Such crediting shall occur as of the date on which such Eligible Compensation would otherwise have been paid to the Participant by the Employer were it not for the reduction made pursuant to the Deferral Election or, if such date is not an Accounting Date, as of the first Accounting Date occurring thereafter.

     3.4 Investment Return Rates. The "Investment Return Rate(s)" with respect to the Account(s), or portions of the Account(s), of any Participant for any period shall be the Investment Return Rate(s) elected by the Participant in accordance with subsection 3.5 from among such investment alternatives (if any) for that period which, in the discretion of the Committee, are offered from time to time under this subsection 3.4.
     3.5 Selection of Investment Return Rate. The Investment Return Rate alternatives under the Plan, and a Participant's ability to choose among Investment Return Rate alternatives, shall be determined in accordance with rules established by the Committee from time to time; provided, however, that the Committee may not modify the Investment Return Rate with respect to periods prior to the adoption of the modification.

     3.6 Statement of Accounts. As soon as practicable after the end of each Plan Year, and at such other times as determined by the Committee or the Chief Executive Officer of the Company, the Company shall provide each Participant having one or more Accounts under the Plan with a statement of the transactions in his Accounts during that year and his Account balances as of the end of the year.

     SECTION 4

                         Distributions

     4.1 General. Subject to this Section 4 and Section 5 (relating to Change in Control), the balance of a Participant's Account(s) with respect to any year shall be distributed in accordance with the Participant's Distribution Election. In no event shall the amount distributed with respect to any Participant's Account as of any date exceed the amount of the Account balance as of that date.

     4.2 Distribution Election. A Participant's Deferral Election shall specify the manner (including the time and form of distribution) in which the Participant's Account(s) shall be distributed, subject to such restrictions and limitations as may be imposed by the Committee. Except as provided in subsection 5.1, no distribution may be made under the Plan to the extent that distribution would cause the Participant to have compensation that is not deductible by reason of section 162(m) of the Internal Revenue Code of 1986, and payment of such amounts will be deferred in accordance with the applicable terms of the Company's plans or arrangements relating to such deferral.

     4.3 Beneficiary. Subject to the terms of the Plan, any benefits payable to a Participant under the Plan that have not been paid at the time of the Participant's death shall be paid at the time and in the form determined in accordance with the foregoing provisions of the Plan, to the beneficiary designated by the Participant in writing filed with the Plan Administrator in such form and at such time as the Plan Administrator shall require. A beneficiary designation form will be effective only when the signed form is filed with the Plan Administrator while the Participant is alive and will cancel all beneficiary designation forms filed earlier. If a deceased Participant failed to designate a beneficiary, or if the designated beneficiary of a deceased Participant dies before him or before complete payment of the Participant's benefits, the amounts shall be paid to the legal representative or representatives of the estate of the last to die of the Participant and his designated beneficiary.

     4.4 Distributions to Disabled Persons. Notwithstanding the provisions of this Section 4, if, in the Plan Administrator's opinion, a Participant or beneficiary is under a legal disability or is in any way incapacitated so as to be unable to manage his financial affairs, the Plan Administrator may direct that payment be made to a relative or friend of such person for his benefit until claim is made by a conservator or other person legally charged with the care of his person or his estate, and such payment shall be in lieu of any such payment to such Participant or beneficiary. Thereafter, any benefits under the Plan to which such Participant or beneficiary is entitled shall be paid to such conservator or other person legally charged with the care of his person or his estate.

     4.5 Benefits May Not be Assigned. Neither the Participant nor any other person shall have any voluntary or involuntary right to commute, sell, assign, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt of the amounts, if any, payable hereunder, or any part hereof, which are expressly declared to be unassignable and non-transferable. No part of the amounts payable shall be, prior to actual payment, subject to seizure or sequestration for payment of any debts, judgements, alimony or separate maintenance owed by the Participant or any other person, or be transferred by operation of law in the event of the Participant's or any other person's bankruptcy or insolvency.

     4.6 Offset. Notwithstanding the provisions of subsection 4.5, if, at the time payments are to be made under the Plan, the Participant or beneficiary or both are indebted or obligated to any Employer or Related Company, then the payments remaining to be made to the Participant or the beneficiary or both may, at the discretion of the Plan Administrator, be reduced by the amount of such indebtedness, or obligation, provided, however, that an election by the Plan Administrator not to reduce any such payment shall not constitute a waiver of the claim for such indebtedness or obligation.




                           SECTION 5

                       Change in Control

     5.1 Distribution on Change in Control. Each Participant's Deferral Election shall be automatically revoked as of the date on which termination of employment of the Participant occurs following a Change in Control. Upon the termination of employment of the Participant following a Change in Control, the Participant shall receive a lump sum distribution equal to the Participant's Account balances determined as of the date of the termination of employment. Such distribution shall be made to the Participant regardless of any elections providing for later distribution that may otherwise be applicable under the Plan, and shall be made as soon as practicable after the date of termination of employment, but in no event later than 15 days after the termination of employment. Payments under this subsection 5.1 shall be in lieu of any amounts that would otherwise be payable after the date as of which the Participant's Account balance is determined for purposes of payment under this subsection.

     5.2  Change in Control Definition.  For purposes of the
Plan, the term "Change in Control" means the occurrence of any of the following events:

          (a)any Person other than a trustee or other fiduciary of securities held under an employee benefit plan of the Company or any of its subsidiaries, is or becomes a Beneficial Owner, directly or indirectly, of stock of the Company representing 30% or more of the total voting power of the Company's then outstanding stock and securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in Clause (A) of paragraph (d), below;

          (b)a tender offer (for which a filing has been made with the Securities and Exchange Commission ("SEC") which purports to comply with the requirements of Section 14(d) of the Securities Exchange Act of 1934 and the corresponding SEC rules) is made for the stock of the Company, which has not been negotiated and approved by the Board of Directors of the Company, then the first to occur of

             (i)  any time during the offer when the
                  Person making the offer owns or has accepted for payment stock of the Company with 25% or more of the total voting power of the Company's stock, or

             (ii) three business days
                  before the offer is to terminate unless the offer is withdrawn first if the Person making the offer could own, by the terms of the offer plus any shares owned by this Person, stock with 50% or more of the total voting power of the Company's stock when the offer terminates;

         (c) individuals who, as of the date hereof, constitute the Board of Directors (the "Incumbent Board") of the Company, cease for any reason to constitute a majority thereof; provided, however, that any individual becoming a director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least 75% of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company;

        (d)  there is consummated a merger or
             consolidation of the Company (or any direct or indirect subsidiary of the Company) with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 75% of the combined voting power of the stock and securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of stock and securities of the Company representing more than 25% of the combined voting power of the Company's then outstanding stock and securities; or

        (e) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than a sale or disposition by the Company of all or substantially all of the assets to an entity at least 75% of the combined voting power of the stock and securities which is owned by Persons in substantially the same proportions as their ownership of the Company's voting stock immediately prior to such sale.


        (f) The occurrence of events resulting in an Affiliate (the "Transferred Company") ceasing to satisfy the definition of an "Affiliate" as set forth in this Section 5. However, the circumstances described in this paragraph (f) shall constitute a "Change in Control" only with respect to individuals who are employed at the Transferred Company immediately before the events constituting the Change in Control under this paragraph (f), and then only with respect to individuals who are not employed by the Company or an Affiliate at any time during the 30-day period following the events constituting the Change in Control. For purposes of this paragraph (f), shares of the Company that are beneficially owned by an employee benefit plan (including a fiduciary of such plan) maintained by the Company or an Affiliate shall be treated as not outstanding.


        (g) Substantially all of the business and assets of an Affiliate, or substantially all of the business and assets of any division of the Company (the "Transferred Business") are transferred to a business (the "Transferee
             Business") other than the Company or an Affiliate;
             provided, however, that the circumstances described in this paragraph (g) shall constitute a "Change in Control" only with respect to individuals who are employed at the Transferred Business immediately before the events constituting the Change in Control under this paragraph (g), and then only with respect to individuals who are not employed by the Company or an Affiliate at any time during the 30-day period following the events constituting the Change in Control.


     For purposes of this subsection 5.2:

       (I) The term "Person" shall mean any person (as defined in Section 3(a)(9) of the Exchange Act, as such term is modified in Sections 13(d) and 14(d) of the Exchange Act) other than (1) any employee plan established by the Company, (2) the Company or any of its affiliates (as defined in Rule 12b-2 promulgated under the Exchange Act), (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) a corporation owned, directly or indirectly by stockholders of the Company in substantially the same proportions as their ownership of the Company.

       (II) The term "Beneficial Owner" shall mean beneficial owner as defined in Rule 13d-3 under the Exchange Act.

     (III) The term "Affiliate" means (i) any corporation, partnership, joint venture or other entity during any period in which it owns, directly or indirectly, at least 50% of the voting power of all classes of stock of the Company (or successor to the Company) entitled to vote; and (ii) any corporation, partnership, joint venture or other entity during any period in which at least a 50% voting or profits interest is owned, directly or indirectly, by the Company, by any entity that is a successor to the Company, or by any entity that is an Affiliate by reason of clause (i) next above.

     5.3 Transfer of Liability. If, immediately after a change in control described in paragraph 5.2(f) or 5.2(g), the Company (or any other entity that is then an Affiliate) would otherwise have any liability for benefits under the Plan for Participants with respect to whom such Change in Control occurs (the "Brunswick Employers") then, with the consent of the applicable Brunswick Employer and either the Transferred Company (in the case of a Change in Control described in paragraph 5.2(f)) or the Transferee Business (in the case of a Change in Control described in paragraph 5.2(g)), but without the consent of such Participants, the liability of the applicable Brunswick Employer to such Participants under the Plan may be transferred to the Transferred Company or Transferee Business, whichever is applicable. In the event of such transfer, with respect to such
Participants:

          (a)Notwithstanding the provisions
             of subsection 6.1 or any other provision of the Plan, the Brunswick Employer shall have no obligation to such Participants under the Plan for payments or benefits after the transfer.

          (b)The rights and obligations of
             the Transferred Company or Transferee Business, whichever is applicable, with respect to such Participants shall be governed by the terms of the Plan, with the Transferred Company or Transferee Business, whichever is applicable, substituted for the Brunswick Employer (and the Company) under the Plan for the obligation (on and after the date of transfer) to pay any and all benefits to such participants.

          (c)The Transferred Company or
             Transferee Business, whichever is applicable, shall not be required to give effect to such Participants' Deferral Elections with respect to remuneration earned after the Change in Control.

     SECTION 6

                   Source of Benefit Payments

     6.1 Liability for Benefit Payments. Subject to the provisions of this Section 6, an Employer shall be liable for payment of benefits under the Plan with respect to any Participant to the extent that such benefits are attributable to the deferral of compensation otherwise payable by that Employer to the Participant. Any disputes relating to liability of Employers for benefit payments shall be resolved by the Committee.

     6.2 No Guarantee. Neither a Participant nor any other person shall, by reason of the Plan, acquire any right in or title to any assets, funds or property of the Employers whatsoever, including, without limitation, any specific funds, assets, or other property which the Employers, in their sole discretion, may set aside in anticipation of a liability under the Plan. A Participant shall have only a contractual right to the amounts, if any, payable under the Plan, unsecured by any assets of the Employers. Nothing contained in the Plan shall constitute a guarantee by any of the Employers that the assets of the Employers shall be sufficient to pay any benefits to any person.

                           SECTION 7

                           Committee

     7.1 Powers of Committee. Responsibility for the day-to-day administration of the Plan shall be vested in the Plan Administrator, which shall be the Committee. The authority to control and manage all other aspects of the operation and administration of the Plan shall also be vested in the Committee. The Committee is authorized to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, to determine the terms and provisions of any agreements made pursuant to the Plan, and to make all other determinations that may be necessary or advisable for the administration of the Plan. Except as otherwise specifically provided by the Plan, any determinations to be made by the Committee under the Plan shall be decided by the Committee in its sole discretion. Any interpretation of the Plan by the Committee and any decision made by it under the Plan is final and binding on all persons.

     7.2 Delegation by Committee. The Committee may allocate all or any portion of its responsibilities and powers to any one or more of its members and may delegate all or any part of its responsibilities and powers to any person or persons selected by it. Any such allocation or delegation may be revoked by the Committee at any time. Until the Committee takes action to the contrary:

          (a)The Chief Executive Officer of the
             Company shall be delegated the power and responsibility to take all actions assigned to or permitted to be taken by the Committee under
             Section 2, Section 3, and Section 4 (other than the powers and responsibility of the Plan
             Administrator).

          (b)The powers and responsibilities of the Plan Administrator shall be delegated to the Vice President - Human Resources (or his delegate) of the Company, subject to such direction as may be provided to the Vice President - Human Resources or his delegate from time to time by the Committee and the Chief Executive Officer of the Company.

     7.3 Information to be Furnished to Committee. The Employers and Related Companies shall furnish the Committee with such data and information as may be required for it to discharge its duties. The records of the Employers and Related Companies as to an employee's or Participant's employment, termination of employment, leave of absence, reemployment and Eligible Compensation shall be conclusive on all persons unless determined to be incorrect. Participants and other persons entitled to benefits under the Plan must furnish the Committee such evidence, data or information as the Committee considers desirable to carry out the Plan.

     7.4 Liability and Indemnification of Committee. No member or authorized delegate of the Committee shall be liable to any person for any action taken or omitted in connection with the administration of the Plan unless attributable to his own fraud or willful misconduct; nor shall the Employers be liable to any person for any such action unless attributable to fraud or willful misconduct on the part of a director or employee of the Employers. The Committee, the individual members thereof, and persons acting as the authorized delegates of the Committee under the Plan, shall be indemnified by the Employers against any and all liabilities, losses, costs and expenses (including legal fees and expenses) of whatsoever kind and nature which may be imposed on, incurred by or asserted against the Committee or its members or authorized delegates by reason of the performance of a Committee function if the Committee or its members or authorized delegates did not act dishonestly or in willful violation of the law or regulation under which such liability, loss, cost or expense arises. This indemnification shall not duplicate but may supplement any coverage available under any applicable insurance.

                           SECTION 8

                   Amendment and Termination

     The Committee may, at any time, amend or terminate the Plan
(including the rules for administration of the Plan), subject to the following:

     (a)  Subject to the following provisions of this
          Section 8, no amendment or termination may materially adversely affect the rights of any Participant or beneficiary under the Plan.

     (b)  The Committee may revoke the right to defer
          Eligible Compensation under the Plan; provided, however, that, except as may be approved by the Board, no such revocation shall apply to the Eligible Compensation of any Participant to the extent that the revocation is adopted by the Committee after the date the Eligible Compensation is otherwise required to be credited to the Participant's Account under the Plan.

     (c) The Plan may not be amended to delay the date on which benefits are otherwise payable under the Plan without the consent of each affected Participant. The Committee, with the approval of the Board, may amend the Plan to accelerate the date on which Plan benefits are otherwise payable under the Plan.

     (d) The Committee, with the approval of the Board, may amend the Plan to accelerate the date on which Plan benefits are otherwise payable under the Plan, and eliminate all future deferrals under the Plan, thereby terminating the Plan.

     (e) The Committee may amend the Plan to modify or eliminate any Investment Return Rate alternative, except that any such amendment may not modify the Investment
          Return Rate with respect to periods prior to the adoption of the amendment.

     (f) Notwithstanding any other provision of the Plan to the contrary, neither the Committee nor the Board may delegate its rights and responsibilities under this
          Section 8; provided, however, that, the Board of Directors may, from time to time, substitute itself, or another committee of the Board, for the Human Resources and Compensation Committee under this Section 8.



                                                       EXHIBIT 10.9

                     BRUNSWICK CORPORATION
              AUTOMATIC DEFERRED COMPENSATION PLAN

                (As Amended Through July 28, 1998)

                           SECTION 1

                            General

    1.1 Purpose. Brunswick Corporation Automatic Deferred Compensation Plan (the "Plan") has been established by Brunswick Corporation (the "Company") to provide for the deferral of compensation payable to Covered Executives by the Company and Related Companies that would otherwise be non-deductible by reason of section 162(m) of the Code, and thereby avoid the loss of such deduction, and to compensate the Covered Executives for such deferral.

     1.2 Code. For purposes of the Plan, the term "Code" means the Internal Revenue Code of 1986, as amended. References to sections of the Code also refer to any successor provisions thereof. References in the Plan to an amount being "deductible" refer to its being deductible by the Company or a Related Company for Federal income tax purposes; provided, however, that if deductibility would not be precluded by reason of Code section 162(m), then it shall be deemed to be "deductible" for purposes of the Plan, regardless of whether it is non-deductible for any other reason. If, after the Effective Date, there is a change in the provisions or interpretation of Code section 162(m) which would have a material effect on the benefits to a Covered Executive or the Company, the Company shall revise the Plan in good faith to preserve the benefit of the Plan for the Company, the Related Companies, and the Covered Executives; provided, however, that if any change to the Plan pursuant to this sentence is adverse to a Covered Executive, the Covered Executive shall be provided with reasonable compensation therefore.

     1.3  Effective Date.  The "Effective Date" of the Plan is July
29, 1997.

     1.4 Related Companies. The term "Related Company" means any company during any period in which compensation paid to a Covered Executive by such company would be required to be aggregated with compensation paid to the Covered Executive by the Company, in accordance with the affiliated group rules applicable to Code section 162(m). The Company shall enter into such arrangements with the Related Companies as it shall deem appropriate to implement the terms of the Plan, and shall inform the Covered Executive of any material failure to provide for such implementation.

     1.5 Operation and Administration. The authority to control and manage the operation and administration of the Plan shall be vested in the Human Resources and Compensation Committee (the "Committee") of the Board of Directors of the Company (the "Board"). In controlling and managing the operation and administration of the Plan, the Committee shall have the rights, powers and duties set forth in Section 7. Capitalized terms in the Plan shall be defined as set forth in the Plan.

     1.6 Applicable Law. The Plan shall be construed and administered in accordance with the laws of the State of Illinois to the extent that such laws are not preempted by the laws of the United States of America.

     1.7 Gender and Number. Where the context admits, words in any gender shall include any other gender, words in the singular shall include the plural and the plural shall include the singular.

     1.8 Notices. Any notice or document required to be filed with the Committee under the Plan will be properly filed if delivered or mailed to the Human Resources and Compensation Committee, in care of the Company, at its principal executive offices. The Committee may, by advance written notice to affected persons, revise such notice procedure from time to time. Any notice required under the Plan may be waived by the person entitled to notice.

     1.9 Benefits Under Qualified Plans. Compensation of any Covered Executive that is deferred under the Plan, and benefits payable under the Plan, shall be disregarded for purposes of determining the benefits under any plan that is intended to be qualified under section 401(a) of the Internal Revenue Code of 1986.

     1.10 Other Costs and Benefits. The Plan is intended to defer, but not to eliminate, payment of compensation to a Covered Executive. Accordingly, if any compensation or benefits that would otherwise be provided to a Covered Executive in the absence of the Plan are reduced or eliminated by reason of deferral under the Plan, the Company shall equitably compensate the Covered Executive for such reduction or elimination, and the Company shall reimburse the Covered Executive for any increased or additional penalty taxes which he may incur by reason of deferral under the Plan which would not have been incurred in the absence of such deferral, except that no reimbursement will be made for taxes resulting from an increase or decrease in individual income tax rates, or resulting from an increase in the amount of compensation payable to the Covered Executive by reason of the accrual of earnings or any other provision of the Plan.

     1.11 Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person acting on it considers pertinent and reliable, and signed, made or presented by the proper party or parties.

     1.12 Action by Company. Any action required or permitted to be taken by any Company shall be by resolution of its board of directors, or by a duly authorized officer of the Company.

                            SECTION 2

                          Participation

     2.1 Covered Executives. Subject to the terms of the Plan, an individual shall be a "Covered Executive" subject to the deferral requirements of the Plan for any year, if, for that year, the individual is a "covered employee" with respect to the Company, as that term is used in Code section 162(m)(3) and Treas. Reg. section 1.162-27(c)(2). The provisions of the Plan shall not apply to any employee to the extent that the employee is subject to an individual agreement with the Company providing for automatic deferral of compensation to avoid non-deductibility of compensation by reason of Code section 162(m).

     2.2 Plan Not Contract of Employment. The Plan does not constitute a contract of employment, and participation in the Plan will not give any employee the right to be retained in the employ of the Company nor any right or claim to any benefit under the Plan, unless such right or claim has specifically accrued under the terms of the Plan.

                            SECTION 3

                       Automatic Deferral

     3.1 Deferred Amount. If any compensation otherwise payable to a Covered Executive by the Company or any Related Company would be non-deductible by reason of Code section 162(m), such amount shall not be paid to the Covered Executive when otherwise due, but an amount equal to the foregone payment shall instead be credited to the Covered Executive's Automatic Cash Deferral
Account or Automatic Stock Deferral Account in accordance with this Section 3. In determining the amounts subject to deferral under this subsection 3.1, the following shall apply:

       (a) To the extent that the compensation is otherwise payable in cash to a Covered Executive, that cash shall be deferred under the Automatic Cash Deferral
             Account, in accordance with this Section 3.

        (b) To the extent that the compensation is otherwise payable in common stock of the Company ("Company Stock"), delivery of those shares shall be deferred under the Automatic Stock Deferral Account, in accordance with this Section 3.

        (c) To the extent necessary in determining whether amounts payable to a Covered Executive would be non-deductible for any year, the Committee shall make
             the determinations required under this Section    3
             based on an estimate of the total compensation to be paid to the Covered Executive for the year (including both cash and non-cash compensation and benefits that would be taken into account in determining whether the limitations of Code section 162(m) are exceeded).

         (d) In estimating a Covered Executive's total compensation for any year, the Committee may request that the Covered Executive forecast whether, for the year, he will be receiving any compensation the timing of which is in the Covered Executive's discretion; provided, however, that such forecast shall not preclude the Covered Executive from taking action that would change the time of receipt of such compensation.

         (e) Nothing in the Plan shall be construed to require a deferral of the salary of a Covered Executive.

     3.2 Automatic Cash Deferral Account. The Automatic Cash Deferral Account balance shall be credited with the amount determined in accordance with subsection 3.1(a), as of the date on which such amount would otherwise have been paid to the Covered Executive were it not for deferral under the Plan. The Automatic Cash Deferral Account shall be adjusted from time to time in accordance with the following:

        (a) Unless a Covered Executive makes an advance election to have paragraph (b) next below apply, the Automatic Cash Deferral Account shall be credited as of the last day of each calendar month with interest for that month at a rate equal to the greater of: (a) the prime rate in effect at Chase Manhattan Bank on the first day of the month plus four percentage points, or (b) the Company's short-term borrowing rate.

        (b) If a Covered Executive elects application of this paragraph (b), the Company, after consultation with the Covered Executive, may invest amounts credited to his Automatic Cash Deferral Account in securities and other assets as the Company may determine. The Company and its agents shall not incur any liability by reason of purchasing, or failing to purchase, any security or other asset in good faith. A Covered Executive's Automatic Cash Deferral Account shall be charged or credited as of the last day of each fiscal year of the Company, and at such other times as the balance in the Automatic Cash Deferral Account shall be determined, to reflect (i) dividends, interest or other earnings on any such investments, reduced by the cost of funds (for the period of deferral) for the amount of any taxes incurred by the Company with respect thereto; (ii) any gains or losses (whether or not realized) on such investment; (iii) the cost of funds (for the period of deferral) for the amount of any taxes incurred with respect to net gains realized on any such investments, taking into account any applicable capital loss carryovers and carrybacks, provided that in computing such taxes, capital gains and losses on assets of the Company other than such investments shall be disregarded; and (iv) any direct expenses incurred by the Company in such fiscal year or other applicable period which would not have been incurred but for the investment of amounts pursuant to the provisions of this paragraph (b) (provided that this clause (iv) shall not be construed to permit a reduction for the cost of taxes).

     3.3 Automatic Stock Deferral Account. Automatic Stock Deferral Account. The Automatic Stock Deferral Account balance shall be credited with the number of share units equal to number of shares of Company Stock as of the date on which such shares would otherwise have been paid to a Covered Executive were it not for deferral under the Plan. The Automatic Stock Deferral Account shall be adjusted from time to time to reflect the deemed reinvestment of dividends in accordance with the terms of the Company's dividend reinvestment program, as in effect from time to time.

     3.4 Statements. On a quarterly basis, the Committee shall provide the Covered Executive with statements of the Covered Executive's Automatic Cash Deferral Account and Automatic Stock Deferral Account. Upon request of a Covered Executive, the Committee shall provide the computations of amounts under Sections 3 and 4.

                            SECTION 4

                          Distributions

     4.1 Time of Payment of Deferred Amount. Amounts credited to a Covered Executive's Automatic Cash Deferral Account and
Automatic Stock Deferral Account shall be paid or distributed upon the earliest of the following:


          (a)As soon as practicable after the Committee determines that such amounts will be deductible when paid (provided that the Committee reasonably determines that payment of such amounts will not cause other amounts (whether cash or non-cash) to become non-deductible by reason of Code section 162(m)).


          (b)As soon as practicable after the Committee determines that such amounts will not be deductible by the Company when paid, and that further deferral will not result in such amounts becoming deductible.


         (c)As soon as practicable (but not more than 15 days) following the termination of employment of a Covered Executive after a Change in Control.


         (d)As soon as practicable after the January 15
            (but not later than January 30) of the first calendar year following the first anniversary of the date the Covered Executive ceases to be employed by the Company and all Related Companies.

Payment shall be made under this subsection 4.1 not later than the date determined under paragraph (d), regardless of whether such payments are deductible by the Company.

     4.2 Form of Payment of Deferred Amount. To the extent that an amount is payable to or on behalf of a Covered Executive with respect to the Automatic Cash Deferral Account in accordance with subsection 3.2, it shall be paid by the Company in a cash lump sum. To the extent that an amount is payable to or on behalf of a Covered Executive with respect to the Automatic Stock Deferral Account in accordance with subsection 3.3, it shall be distributed by the Company in shares of Company Stock in a lump sum.

     4.3 Beneficiary. Subject to the terms of the Plan, any benefits payable to a Covered Executive under the Plan that have not been paid at the time of the Covered Executive's death shall be paid at the time and in the form determined in accordance with the foregoing provisions of the Plan, to the beneficiary designated by the Covered Executive in writing filed with the Committee in such form and at such time as the Committee shall require. A beneficiary designation form will be effective only when the signed form is filed with the Committee while the Participant is alive and will cancel all beneficiary designation forms filed earlier. If a Covered Executive fails to designate a beneficiary, or if the designated beneficiary of the deceased Covered Executive dies before the Covered Executive or before complete payment of the Covered Executive's benefits, the amounts shall be paid to the legal representative or representatives of the estate of the last to die of the Covered Executive and his designated beneficiary.

     4.4 Distributions to Disabled Persons. Notwithstanding the provisions of this Section 4, if, in the Committee's opinion, a Covered Executive or a beneficiary is under a legal disability or is in any way incapacitated so as to be unable to manage his financial affairs, the Committee may direct that payment be made to a relative or friend of such person for his benefit until claim is made by a conservator or other person legally charged with the care of his person or his estate, and such payment shall be in lieu of any such payment to the Covered Executive or the beneficiary. Thereafter, any benefits under the Plan to which the Covered Executive or the beneficiary is entitled shall be paid to such conservator or other person legally charged with the care of his person or his estate.



     4.5 Benefit May Not be Assigned. Neither a Covered Executive nor any other person shall have any voluntary or involuntary right to commute, sell, assign, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt of the amounts, if any, payable hereunder, or any part hereof, which are expressly declared to be unassignable and non-transferable. No part of the amounts payable shall be, prior to actual payment, subject to seizure or sequestration for payment of any debts, judgements, alimony or separate maintenance owned by the Covered Executive or any other person, or be transferred by operation of law in the event of the Covered Executive's or any other person's bankruptcy or insolvency. Payments to or on behalf of a Covered Executive under the Plan are not subject to reduction or offset for amounts due or alleged to be due from the Company or any Related Company.

                            SECTION 5

                        Change in Control

        For purposes of the Plan, the term "Change in Control" means the occurrence of any of the following events:

   (a) any Person other than a trustee or other fiduciary of securities held under an employee benefit plan of the Company or any of its subsidiaries, is or becomes a Beneficial Owner, directly or indirectly, of stock of the Company representing 30% or more of the total voting power of the Company's then outstanding stock and securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in Clause (A) of paragraph (d), below

   (b) a tender offer (for which a filing has been made with the Securities and Exchange Commission ("SEC") which purports to comply with the requirements of
        Section 14(d) of the Securities Exchange Act of 1934 and the corresponding SEC rules) is made for the stock of the Company, which has not been negotiated and approved by the Board of Directors of the Company, then the first to occur of

          (i) any time during the offer when the Person making the offer owns or has accepted for payment stock of the Company with 25% or more of the total voting power of the Company's stock, or

         (ii)  three business days before the offer
               is to terminate unless the offer is withdrawn first if the Person making the offer could own, by the terms of the offer plus any shares owned by this Person, stock with 50% or more of the total voting power of the Company's stock when the offer terminates;

  (c)   individuals who, as of the date hereof,
        constitute the Board of Directors (the "Incumbent Board") of the Company, cease for any reason to constitute a majority thereof; provided, however, that any individual becoming a director whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least 75% of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board of Directors of the Company;

   (d) there is consummated a merger or consolidation of the Company (or any direct or indirect subsidiary of the Company) with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) at least 75% of the combined voting power of the stock and securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of stock and securities of the Company representing more than 25% of the combined voting power of the Company's then outstanding stock and securities; or

   (e) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets other than a sale or disposition by the Company of all or substantially all of the assets to an entity at least 75% of the combined voting power of the stock and securities which is owned by Persons in substantially the same proportions as their ownership of the Company's voting stock immediately prior to such sale.

    (f) The occurrence of events resulting in an Affiliate
        (the "Transferred Company") ceasing to satisfy the definition of an "Affiliate" as set forth in this
        Section 5. However, the circumstances described in this paragraph (f) shall constitute a "Change in Control" only with respect to individuals who are employed at the Transferred Company immediately before the events constituting the Change in Control under this paragraph
        (f), and then only with respect to individuals who are not employed by the Company or an Affiliate at any time during the 30-day period following the events constituting the Change in Control. For purposes of this paragraph (f), shares of the Company that are beneficially owned by an employee benefit plan (including a fiduciary of such plan) maintained by the Company or an Affiliate shall be treated as not outstanding.

   (g) Substantially all of the business and assets of an Affiliate, or substantially all of the business and assets of any division of the Company (the "Transferred Business") are transferred to a business other than the Company or an Affiliate; provided, however, that the circumstances described in this paragraph (g) shall constitute a "Change in Control" only with respect to individuals who are employed at the Transferred Business immediately before the events constituting the Change in Control under this paragraph (g), and then only with respect to individuals who are not employed by the Company or an Affiliate at any time during the 30-day period following the events constituting the Change in Control.

     For purposes of this Section 5:

     (I) The term "Person" shall mean any person (as defined in Section 3(a)(9) of the Exchange Act, as such term is modified in Sections 13(d) and 14(d) of the Exchange Act) other than (1) any employee plan established by the Company, (2) the Company or any of its affiliates (as defined in Rule 12b-2 promulgated under the Exchange Act), (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) a corporation owned, directly or indirectly by stockholders of the Company in substantially the same proportions as their ownership of the Company.

     (II) The term "Beneficial Owner" shall mean beneficial owner as defined in Rule 13d-3 under the Exchange
            Act.

     (III) The term "Affiliate" means (i) any corporation, partnership, joint venture or other entity during any period in which it owns, directly or indirectly, at least 50% of the voting power of all classes of stock of the Company (or successor to the Company) entitled to vote; and (ii) any corporation, partnership, joint venture or other entity during any period in which at least a 50% voting or profits interest is owned, directly or indirectly, by the Company, by any entity that is a successor to the Company, or by any entity that is an Affiliate by reason of clause (i) next above.

                            SECTION 6

                   Source of Benefit Payments

     The amount of any benefit payable under the Plan shall be paid from the general assets of the Company. Neither a Covered Executive nor any other person shall acquire by reason of the Plan any right in or title to any assets, funds or property of the Company whatsoever, including, without limiting the generality of the foregoing, any specific funds, assets, or other property which the Company, in its sole discretion, may set aside in anticipation of a liability under the Plan. A covered Executive shall have only a contractual right to the amounts, if any, payable under the Plan, unsecured by any assets of the Company. Nothing contained in the Plan shall constitute a guarantee by the Company that the assets of the Company shall be sufficient to pay any benefits to any person.



                            SECTION 7

                            Committee

     7.1 Powers of Committee. The authority to control and manage all aspects of the operation and administration of the Plan shall be vested in the Committee. The Committee is authorized to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, and to make all other determinations that may be necessary or advisable for the administration of the Plan. Except as otherwise specifically provided by the Plan, any determinations to be made by the Committee under the Plan shall be decided by the Committee in its sole discretion. Any interpretation of the Plan by the Committee and any decision made by it under the Plan is final and binding on all persons. The amount to be deferred under Section 3 and the amount that is payable under paragraphs 4.1(a) and 4.1(b) shall be based on such estimates as the Committee determines in good faith to be appropriate.

     7.2 Delegation by Committee. The Committee may allocate all or any portion of its responsibilities and powers to any one or more of its members and may delegate all or any part of its responsibilities and powers to any person or persons selected by it. Any such allocation or delegation may be revoked by the Committee at any time.

     7.3 Information to be Furnished to Committee. The Company and the Related Companies shall furnish the Committee with such data and information as may be required for it to discharge its duties. The records of the Company and the Related Companies as to a Covered Executive's employment, termination of employment, leave of absence, reemployment and compensation shall be conclusive on all persons unless determined to be incorrect. Covered Executives and other persons entitled to benefits under the Plan must furnish the Committee such evidence, data or information as the Committee considers desirable to carry out the Plan.

     7.4 Liability and Indemnification of Committee. No member or authorized delegate of the Committee shall be liable to any person for any action taken or omitted in connection with the administration of the Plan unless attributable to his own fraud or willful misconduct; nor shall the Company be liable to any person for any such action unless attributable to fraud or willful misconduct on the part of a director or employee of the Company. The Committee, the individual members thereof, and persons acting as the authorized delegates of the Committee under the Plan, shall be indemnified by the Company against any and all liabilities, losses, costs and expenses (including legal fees and expenses) of whatsoever kind and nature which may be imposed on, incurred by or asserted against the Committee or its members or authorized delegates by reason of the performance of a Committee function if the Committee or its members or authorized delegates did not act dishonestly or in willful violation of the law or regulation under which such liability, loss, cost or expense arises. This indemnification shall not duplicate but may supplement any coverage available under any applicable insurance.

                            SECTION 8

                    Amendment and Termination

     The Committee may, at any time, amend or terminate the Plan, subject to the following:

   (a)   Subject to the provisions of subsection 1.2
        (relating to changes in the Code), no amendment or termination may materially adversely affect the rights of any Covered Executive or beneficiary under the Plan.

   (b)  The Committee, with the approval of the
        Board, may amend the Plan to accelerate the date on which Plan benefits are otherwise payable under the Plan.

  (c) The Committee, with the approval of the Board, may amend the Plan to accelerate the date on which Plan benefits are otherwise payable under the Plan, and eliminate all future deferrals under the Plan, thereby terminating the Plan.

  (d) Notwithstanding any other provision of the Plan to the contrary, neither the Committee nor the Board may delegate its rights and responsibilities under this Section 8; provided, however, that, the Board may, from time to time, substitute itself, or another committee of the Board, for the Human Resources and Compensation Committee under this Section 8.