Form 10-K405/A
period 1997-12-31
BRUNSWICK CORP
filed 1999-02-08
CIK 14930

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A



                               (AMENDMENT NO. 1)


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 1-1043
                            ------------------------

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

                                 (847) 735-4700
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
  ----------------------------------------  ---------------------------------
       Common Stock ($.75 par value)           New York, Chicago, Pacific,
                                               and London Stock Exchanges

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


    As of January 29, 1999 the aggregate market value of the voting stock of the registrant held by non-affiliates was $2,268,249,901. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.



    The number of shares of Common Stock ($.75 par value) of the registrant outstanding as of January 29, 1999, was 91,878,477.


                      DOCUMENTS INCORPORATED BY REFERENCE

    PART III OF THIS REPORT ON FORM 10-K INCORPORATES BY REFERENCE CERTAIN INFORMATION FROM THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING SCHEDULED TO BE HELD ON APRIL 22, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Form 10-K/A amends Item I, Management's Discussion and Analysis, Consolidated Statements of Income, and Notes 1, 4, 6, 7 and 18 to Consolidated Financial Statements and restates the remaining items and Financial Statements and Notes as originally filed.


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


    The Company operates in two business segments: Recreation and Marine. See
Note 5 to consolidated financial statements on pages 32 to 33 for financial information about the Recreation and Marine segments.


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


    The Life Fitness Division designs, markets and manufactures leading domestic and global brands of computerized cardiovascular and strength training fitness equipment serving the commercial (health clubs, gyms, professional sports teams, military, government, corporate and university facilities) and high-end consumer markets. Life Fitness was purchased for approximately $314.9 million in July 1997. Life Fitness expanded its product offerings with the acquisition in November 1997 of Hammer Strength, which pioneered and leads the plate-loaded category of strength training, and the purchase in February 1998 of ParaBody, Inc., the leader in multi-station gyms and benches and racks. The Company has financed these acquisitions through long-term and short-term borrowings and internally generated funds.

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


                            INTERNATIONAL OPERATIONS



    Sea Ray and US Marine boats and Mercury Marine engines are sold worldwide through dealers.



    Mercury Marine has an assembly plant and distribution center in Belgium, an assembly plant in Mexico and sales and distribution centers in Europe, Asia and North and South America.



    BIRG sells its products worldwide and has sales offices in various countries. BIRG has a plant that manufactures pinsetters in Hungary and pinsetter plants in Germany and China that the Company is in the process of closing. BIRG operates recreation centers in Canada, Germany and Brazil. BIRG has joint ventures in Asia that sell bowling equipment and/or operate bowling centers. On October 1, 1998, the Company announced that it is exiting its joint venture in China that operates bowling centers and exiting its bowling centers in Brazil.



    BORG sells its products worldwide and has sales and distribution centers in France, Germany and the United Kingdom and a distribution center in Canada. It also has a plant that manufactures bicycles in Mexico.



    The Life Fitness Division sells its products worldwide and has sales and distribution centers in Holland and the United Kingdom as well as sales offices in Austria, Germany, Italy, Hong Kong and Brazil.



    The Company's foreign sales and export sales are set forth in Note 5 to consolidated financial statements on pages 32 to 33. In 1997, sales to Europe and the Pacific Rim were 40 percent and 31 percent, respectively, of total export and foreign sales. Most of the European sales were sales of marine products, and most of the Pacific Rim sales were sales of bowling products.

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


    The Company does not believe that any of its patents are material to segment results of operations, and the Company believes that its success is mainly dependent upon its engineering, manufacturing and marketing capabilities.



    The Company owns the material trademarks associated with its various divisions and applied to its products. These trademarks have indefinite lives, and many of these trademarks are well known to the public and are considered valuable assets of the Company.


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

ENVIRONMENTAL REQUIREMENTS

    The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal, in many instances seek compensation from the Company as a waste generator under Superfund legislation which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company believes that it has established adequate reserves to cover all known claims. The Company believes that the effects of compliance with federal, state and local environmental laws will not have a material effect on the Company's capital expenditures, earnings or competitive position.


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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS


    The Company's common stock is traded on the New York, Chicago, Pacific, and London Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 18 on pages 51 and 52. As of December 31, 1997, there were approximately 16,200 shareholders of record of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA


    Net sales, net earnings, basic and diluted earnings per common share, cash dividends declared per common share, assets of continuing operations, long-term debt and other financial data are shown in the Six-Year Financial Summary on pages 53 and 54.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis is presented on pages 15 to 23.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The Company's Consolidated Financial Statements are set forth on pages 25 to 54 and are listed in the index on page 15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    Information with respect to the directors of the Company is set forth on pages 2-4 of the Company's definitive Proxy Statement dated March 24, 1998, (the "Proxy Statement") for the Annual Meeting of Stockholders to be held on April 22, 1998. All of the foregoing information is hereby incorporated by reference. The Company's executive officers are listed herein on pages 8 and 9.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    A)  FINANCIAL STATEMENTS AND EXHIBITS

FINANCIAL STATEMENTS


    Financial statements and schedules are incorporated in this Annual Report on Form 10-K, as indicated in the index on page 15.


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

     21.1    Subsidiaries of the Company.

     23.1    Consent of Independent Public Accountants is on page 55 of this Report.

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


                                BRUNSWICK CORPORATION

February 8, 1999                By:  Victoria J. Reich
                                     VICE PRESIDENT AND CONTROLLER



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


February 8, 1999                                 Victoria J. Reich

                             BRUNSWICK CORPORATION
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                  PAGE
                                                                                  ----
Management's Discussion and Analysis............................................   16
Report of Management............................................................   24
Report of Independent Public Accountants........................................   24
Consolidated Statements of Income 1997, 1996 and 1995...........................   25
Consolidated Balance Sheets December 31, 1997 and 1996..........................   26
Consolidated Statements of Cash Flows 1997, 1996 and 1995.......................   28
Notes to Consolidated Financial Statements 1997, 1996 and 1995..................   29
Six-Year Financial Summary......................................................   53
Consent of Independent Public Accountants.......................................   55
Schedule II--Valuation and Qualifying Accounts 1997, 1996 and 1995..............   56


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



    In 1997, the Company achieved net earnings of $150.5 million. Excluding the strategic charge and the cumulative effect of an accounting change, net earnings totaled $214.2 million or $2.14 per share. This performance resulted from sales growth of 15.7 percent to an all-time high of $3.66 billion and improved operating efficiency. Recreation segment sales comprised 35 percent of the Company's total sales in 1997 versus 28 percent in 1996 and 26 percent in 1995.


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



    The benefits of increased capital investment and a continued focus on cost management have yielded improved operating efficiency. The Company's operating margins in 1997 were adversely affected by the strategic charge discussed below. Excluding unusual charges, operating margins reached 10.1 percent in 1997, the sixth consecutive year of improvement. A portion of the savings generated from cost management actions were used to increase marketing and promotional activities and invest in research and development spending which helped drive demand for the Company's products.


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


    The benefits from the above actions did not have a material effect on the Company's 1997 financial results. The Company expects that the aggregate pretax savings will total approximately $15 million in 1998 with amounts increasing to approximately $20 million per year thereafter. These savings are the result of reduced depreciation expense, lease expense, operating, administrative and sales overhead resulting in approximately 35 percent of the annual savings, the elimination of losses from development of the personal watercraft product and under-performing bowling center assets resulting in approximately 35 percent of the annual savings and more efficient manufacturing operations achieved through reduced administrative and manufacturing personnel resulting in approximately 30 percent of the annual savings. Except for the expected pretax savings, the actions taken in the strategic charge will not have a significant impact on the Company's revenue or income.



RESULTS OF OPERATIONS



    CONSOLIDATED



    The following table sets forth certain information from the consolidated statements of income:



                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                      (DOLLARS IN MILLIONS)
Net sales......................................................................  $ 3,657.4  $ 3,160.3  $ 2,906.3
Percent increase...............................................................      15.7%       8.7%      12.1%
Gross margin...................................................................      27.9%      27.7%      27.8%
Operating earnings(1)..........................................................  $   270.8  $   304.8  $   218.3
Percent (decrease) increase....................................................     (11.2%)     39.6%       5.5%
Diluted earnings per share from continuing operations, before cumulative effect
  of accounting changes(1).....................................................       1.51       1.88       1.38


------------------------


(1) Includes the effects of a $98.5 million pretax ($63.0 million after tax) strategic charge recorded in 1997 and a $40.0 million pretax ($24.4 million after tax) restructuring charge recorded in 1995.



    On a pro forma basis, excluding these charges, the amounts are as follows:



                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                      (DOLLARS IN MILLIONS)
Pro Forma--excluding strategic/restructuring charges
  Operating earnings...........................................................  $   369.3  $   304.8  $   258.3
  Percent increase.............................................................      21.2%      18.0%      24.8%
  Operating margin.............................................................      10.1%       9.6%       8.9%
  Diluted earnings per share from continuing operations, before restructuring
    charges and cumulative effect of accounting changes........................       2.14       1.88       1.64
  Percent increase.............................................................      13.8%      14.6%      23.3%



    Sales increased 15.7 percent or $497.1 million in 1997, of which $417.5 million was from companies acquired during 1996 and 1997 in the Recreation segment. Sales increased 8.7 percent or $254.0 million in 1996, of which $154.0 million was from companies acquired during 1996 in the Recreation segment. In

1997, the Recreation segment added $397.6 million, a 45.5 percent increase, and the Marine segment recorded a 4.4 percent sales increase of $99.5 million. These increases reflect the effect of revenues from the companies acquired in 1996 and 1997, growth in marine and fishing equipment sales and an increase in bowling center revenues. In 1996, the Recreation segment added $113.8 million, a 15.0 percent increase, and the Marine segment recorded a 6.5 percent sales increase of $140.2 million. These increases reflect the effect of revenues from the companies acquired in 1996 and growth in sales of higher-priced large boats.


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


    The Company's gross margin percentage improved to 27.9 percent in 1997 from
27.7 percent in 1996 and 27.8 percent in 1995. The results in 1997 include a strategic charge of $15.6 million. Excluding the charge, the gross margin percentage improved to 28.3 percent in 1997 from 27.7 percent in 1996. The gains in 1997 reflect productivity enhancements, an improved sales mix and the impact of the newly acquired Life Fitness business. The slight decline in 1996 includes the effects of cost increases, which offset the benefits of productivity enhancements and product innovations.



    Acquired businesses comprised substantially all of the $92.3 million increase in selling, general and administrative expenses in 1997. Selling, general and administrative expenses as a percentage of sales was 15.8 percent in 1997, 15.3 percent in 1996 and 15.9 percent in 1995. The increase in 1997 was the result of normal operating expense levels of acquired businesses and increased investments in marketing activities, while cost management activities favorably impacted the comparisons of both 1997 and 1996 to the prior years.



    In 1997, operating earnings totaled $270.8 million versus $304.8 million in 1996 and $218.3 million in 1995. The results in 1997 and 1995 include a strategic charge of $98.5 million and a restructuring charge of $40.0 million, respectively. Excluding the charges, a 21.2 percent increase in operating earnings in 1997 was achieved on a 15.7 percent sales gain improving operating margins on a pro forma basis to 10.1 percent versus 9.6 percent in 1996 and 8.9 percent in 1995.



    Earnings from continuing operations totaled $151.2 million in 1997, $185.8 million in 1996, and $133.6 million in 1995. Excluding the aforementioned strategic and restructuring charges in 1997 and 1995, earnings from continuing operations increased 15.3 percent in 1997, 17.6 percent in 1996 and 24.3 percent in 1995.



    The Company's effective tax rate was 36.0 percent in 1997 and 1996 versus
35.5 percent in 1995. Between 1997, 1996 and 1995, weighted-average common shares outstanding used to calculate basic earnings per share increased to 99.2 million from 98.3 million and 95.9 million, respectively, reflecting stock issued under compensation plans and stock purchased by the Company's defined benefit plan in 1995. In the same periods, weighted-average common shares used to calculate diluted earnings per share increased to 100.3 million from 98.8 million and 96.2 million, respectively, primarily due to the aforementioned issuances of Company stock along with the effect of stock appreciation on employee stock options.



    Net earnings per diluted share were $1.50 in 1997 compared with $1.88 in 1996 and $1.32 in 1995. Excluding the strategic/restructuring charges and the cumulative effect of the accounting change, diluted earnings per share from continuing operations were $2.14, $1.88 and $1.64 in 1997, 1996 and 1995, respectively, and reflect gains versus the prior year of 13.8 percent, 14.6 percent and 23.3 percent, respectively.

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



RECREATION SEGMENT



    The following table sets forth Recreation segment results:



                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                        (DOLLARS IN MILLIONS)
Net sales........................................................................  $ 1,270.6  $   873.0  $   759.2
Percentage increase..............................................................      45.5%      15.0%       7.0%
                                                                                   ---------  ---------  ---------
Operating earnings(1)............................................................  $   116.8  $    86.1  $    50.6
Percentage increase (decrease)(1)................................................      35.7%      70.2%    (61.1)%
Capital expenditures.............................................................  $    62.4  $    52.7  $    31.1
                                                                                   ---------  ---------  ---------


------------------------


(1) Includes the effects of a $23.8 million strategic charge recorded in 1997 and a $25.8 million restructuring charge recorded in 1995. Excluding these charges the amounts were as follows:



                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
                                                                                           (DOLLARS IN MILLIONS)
Pro Forma--excluding strategic/restructuring charges
  Operating earnings................................................................  $   140.6  $    86.1  $    76.4
  Percent increase (decrease).......................................................      63.3%      12.7%     (7.7)%
  Operating margin..................................................................      11.1%       9.9%      10.1%



    In 1997, Recreation segment sales increased 45.5 percent to $1,270.6 million compared with 1996. These gains primarily reflect the contribution of the aforementioned businesses acquired in 1996 and 1997, along with higher revenues in the fishing tackle and bowling center businesses. Results for 1997 include lower than expected sales for the bicycle and camping businesses as the Company experienced softness in demand for these products. The Company continues to focus on cost reduction along with marketing and promotion activities to improve sales volumes and the profitability of these businesses.



    Including the strategic charge of $23.8 million, the Recreation segment reported a 35.7 percent increase in operating earnings to $116.8 million in 1997 compared with $86.1 million in 1996. Excluding the effects of the strategic charge as previously described, operating earnings increased 63.3 percent to $140.6 million. These gains reflect the contribution of the acquisitions discussed previously along with operating margin improvements. Operating margins for the segment, excluding the effects of the strategic charge, increased 1.2 points to 11.1 percent due to the benefits from effective cost management and acquisition integration.


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


MARINE SEGMENT



    The following table sets forth Marine segment results:



                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                      (DOLLARS IN MILLIONS)
Net sales......................................................................  $ 2,386.8  $ 2,287.3  $ 2,147.1
Percentage increase............................................................       4.4%       6.5%      14.0%
Operating earnings(1)..........................................................  $   194.2  $   260.5  $   229.6
Percentage (decrease) increase(1)..............................................      (25.5)%     13.5%     33.1%
Capital expenditures...........................................................  $   120.1  $   105.2  $    85.2


------------------------


(1) Includes the effect of a $74.7 million strategic charge recorded in 1997. Excluding these charges the amounts were as follows:



                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                      (DOLLARS IN MILLIONS)
Pro Forma--excluding strategic/restructuring charges
  Operating earnings...........................................................  $   268.9  $   260.5  $   229.6
  Percent increase.............................................................       3.2%      13.5%      33.1%
  Operating margin.............................................................      11.3%      11.4%      10.7%



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



    Operating earnings for the segment, including the $74.7 million strategic charge recorded in 1997, were $194.2 million in 1997, $260.5 million in 1996 and $229.6 million in 1995. Excluding the impact of the strategic charge, operating earnings in 1997 increased 3.2 percent to $268.9 million reflecting the benefits of effective cost management and an improved sales mix. Operating margins, excluding the strategic charge, were 11.3 percent in 1997 compared to 11.4 percent in 1996. The slight decline in operating margins in 1997 resulted from increased marketing spending along with process re-engineering costs associated with the systems development projects previously capitalized during 1997, which were expensed, and higher costs associated with the introduction of low-emission outboard engines. Additionally, lower small-boat sales volumes and new product start-up costs adversely affected margins in the Company's boat operations.

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



    Under the terms of the long-term credit agreement, the Company has multiple borrowing options, and if utilized, the borrowing rate, as calculated in accordance with the terms described in Note 9 to consolidated financial statements, would have been 8.5% at December 31, 1997.



    Refer to Note 6 to consolidated financial statements for disclosure of the potential cash requirements of the legal and administrative proceedings.


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

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 1998

                             BRUNSWICK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                 FOR THE YEARS ENDED DECEMBER 31
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
                                                                                 (IN MILLIONS, EXCEPT PER SHARE
                                                                                              DATA)
NET SALES......................................................................  $ 3,657.4  $ 3,160.3  $ 2,906.3
Cost of sales..................................................................    2,622.4    2,285.0    2,099.2
Cost of sales--strategic charge................................................       15.6         --         --
Selling, general and administrative expense....................................      576.3      484.0      460.9
Research and development expense...............................................       89.4       86.5       87.9
Strategic/restructuring charges................................................       82.9         --       40.0
                                                                                 ---------  ---------  ---------
OPERATING EARNINGS.............................................................      270.8      304.8      218.3
                                                                                 ---------  ---------  ---------
Interest expense...............................................................      (51.3)     (33.4)     (32.5)
Other income and expense.......................................................       16.7       18.9       21.0
                                                                                 ---------  ---------  ---------
EARNINGS BEFORE INCOME TAXES...................................................      236.2      290.3      206.8
Income tax provision...........................................................       85.0      104.5       73.2
                                                                                 ---------  ---------  ---------
EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE.......................................................................      151.2      185.8      133.6
Cumulative effect on prior years of change in accounting principle.............       (0.7)        --         --
Loss on disposition of Technical segment.......................................         --         --       (7.0)
Earnings from discontinued operations..........................................         --         --        0.6
                                                                                 ---------  ---------  ---------
    NET EARNINGS...............................................................  $   150.5  $   185.8  $   127.2
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
BASIC EARNINGS PER COMMON SHARE
Continuing operations before cumulative effect of accounting change............  $    1.52  $    1.89  $    1.39
Cumulative effect on prior years of change in accounting principle.............       (.01)        --         --
Loss on disposition of Technical segment.......................................         --         --       (.07)
Earnings from discontinued operations..........................................         --         --        .01
                                                                                 ---------  ---------  ---------
    Net earnings...............................................................  $    1.52  $    1.89  $    1.33
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
AVERAGE SHARES USED FOR COMPUTATION OF BASIC EARNINGS PER SHARE................       99.2       98.3       95.9
DILUTED EARNINGS PER COMMON SHARE
Continuing operations before cumulative effect of accounting change............  $    1.51  $    1.88  $    1.38
Cumulative effect on prior years of change in accounting principle.............       (.01)        --         --
Loss on disposition of Technical segment.......................................         --         --       (.07)
Earnings from discontinued operations..........................................         --         --        .01
                                                                                 ---------  ---------  ---------
    Net earnings...............................................................  $    1.50  $    1.88  $    1.32
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
AVERAGE SHARES USED FOR COMPUTATION OF DILUTED EARNINGS PER SHARE..............      100.3       98.8       96.2


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


    ADVERTISING AND MARKETING COSTS. Advertising and marketing costs are generally expensed as incurred.



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



    DERIVATIVES. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are

                             BRUNSWICK CORPORATION
used in accordance with guidelines established by the Board of Directors and are not used for trading or speculative purposes.



    Forward exchange contracts generally are not accounted for as hedges, and as such, realized and unrealized gains and losses are recognized and included in net earnings. The interest rate differential to be paid or received under interest rate swap agreements is recognized over the lives of the agreements in earnings. Under commodity swap agreements which are accounted for as hedges, the Company receives or makes payments based on the differential between a specified price and the market price of the commodity. The Company records the payments when received or made against cost of sales and does not have a carrying value recorded.



    The Company has terminated financial instruments in the past as a result of a change in the volume or characteristics of the transaction being hedged. If, subsequent to entering into a forward contract the underlying transaction is no longer likely to occur, the Company may terminate the forward contract and any gain or loss on the terminated contract is included in net earnings. Gains and losses on commodity swaps that are terminated prior to the execution of the inventory purchase are recorded in inventory until the inventory is sold. Gains and losses on terminated interest rate swap agreements are recognized or deferred, as appropriate.


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

                             BRUNSWICK CORPORATION

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



    It is anticipated that these actions will result in the termination of approximately 900 hourly and salaried employees and will result in severance and related benefits totaling $32.6 million. During 1997, the Company completed severance actions covering approximately 600 of these employees. Spending related to these actions was $9.4 million in 1997, with some of the payments relating to the 1997 terminations to be made in 1998. Other components of the charge included asset disposition costs totaling $26.4 million. At the time the Company announced the strategic initiative, these assets had a carrying value of approximately $30.1 million. The Company has estimated the sales value of these assets, net of related costs to sell, at approximately $3.7 million. Other incremental costs related to exit activities were $23.9 million. In 1997, the Company's spending related to these activities totaled $6.7 million.


    In the second quarter of 1995, the Company recorded a restructuring charge of $40.0 million ($24.4 million after tax). The charge consisted of losses of $25.8 million recorded in the Recreation segment on the divestitures of the golf club shaft business, completed in the second quarter of 1996, and Circus World Pizza operations, completed in 1995. Also included were $14.2 million of management

                             BRUNSWICK CORPORATION

4. STRATEGIC/RESTRUCTURING CHARGES (CONTINUED) transition expenses including the costs of an early retirement and selective separation program at the Company's corporate office which was completed in 1995.

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

5.  SEGMENT INFORMATION

    The Company is a multinational marketer and manufacturer of branded consumer products designed for outdoor and indoor active recreation participants, primarily in fishing, camping, biking, bowling, billiards, exercise equipment and pleasure boating. The Company's business segments are Recreation and Marine.

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

                             BRUNSWICK CORPORATION

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

                             BRUNSWICK CORPORATION

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

    The Federal Trade Commission ("FTC") began an investigation in 1993 of whether the formation or operations of Tracker Marine, L.P. and the Company's contracts with Tracker Marine, L.P. violate antitrust

                             BRUNSWICK CORPORATION
laws. On March 18, 1997, the Company received notification from the FTC that the investigation had been concluded, with no action warranted by the Commission.

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


    The Company is involved in numerous environmental remediation and clean-up projects with an aggregate estimated range of exposure of approximately $24.0 to $42.0 million as of December 31, 1997. At December 31, 1997 and 1996, the Company had reserves for environmental liabilities of $26.3 and $28.9 million, with environmental provisions of $4.4, $6.1 and $6.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized.


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

                             BRUNSWICK CORPORATION

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



    FORWARD EXCHANGE CONTRACTS. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs, revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 1997 and 1996, had contract values of $106.4 million and $17.1 million, respectively. The contracts outstanding at December 31, 1997, mature during 1998 and relate primarily to the Canadian dollar, German mark, and Australian dollar. At December 31, 1997 the fair value of forward exchange contracts was approximately $3.3 million.



    COMMODITY SWAPS. The Company uses commodity swap agreements to hedge anticipated purchases of key raw materials. Commodity swap contracts outstanding at December 31, 1997 and 1996, had a notional amount of $23.4 million and $24.0 million. At December 31, 1997, the fair value of the commodity swaps was ($0.3) million. The contracts outstanding at December 31, 1997, mature through 1999.


    CREDIT RISK. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program and security is obtained if required. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base; however, periodic concentrations can occur due to the seasonality of the Company's businesses. The Company has one mass merchant customer that comprised 10 percent and 11 percent of its net receivable balances at December 31, 1997 and 1996, respectively.

8.  ACCRUED EXPENSES

    Accrued expenses at December 31 were as follows:

                                                                  1997         1996
                                                               -----------  -----------
                                                                    (IN MILLIONS)
Payroll and other compensation...............................   $   114.0    $    94.1
Product warranties...........................................        98.6         92.7
Dealer allowances and discounts..............................        84.5         79.9
Insurance reserves...........................................        53.9         59.4
Strategic charge reserve.....................................        40.4           --
Other........................................................       194.6        190.0
                                                               -----------  -----------
Accrued expenses.............................................   $   586.0    $   516.1
                                                               -----------  -----------
                                                               -----------  -----------

                             BRUNSWICK CORPORATION

9.  DEBT

    Short-term debt at December 31 consisted of the following:

                                                                  1997         1996
                                                               -----------  -----------
                                                                    (IN MILLIONS)
Commercial paper.............................................   $    86.3    $      --
Notes payable................................................         7.9          0.3
Current maturities of long-term debt.........................        15.1        112.3
                                                               -----------  -----------
Short-term debt..............................................   $   109.3    $   112.6
                                                               -----------  -----------
                                                               -----------  -----------

    The weighted-average interest rate for commercial paper borrowings during 1997 and 1996 was 5.83 percent and 5.53 percent, respectively.

    Long-term debt at December 31 consisted of the following:

                                                                  1997         1996
                                                               -----------  -----------
                                                                    (IN MILLIONS)
Mortgage notes and other, 1% to 10% payable through 2003.....   $    34.0    $    33.7
Notes, 6.75% due 2006, net of discount of $1.9 and $2.2......       248.1        247.8
Notes, 7.125% due 2027, net of discount of $1.4..............       198.6           --
Debentures, 7.375% due 2023, net of discount of $0.8.........       124.2        124.2
Guaranteed ESOP debt, 8.13% payable through 2004.............        55.7         62.0
Notes, 8.125% due 1997.......................................          --        100.0
                                                               -----------  -----------
                                                                    660.6        567.7
                                                               -----------  -----------
Current maturities...........................................       (15.1)      (112.3)
                                                               -----------  -----------
Long-term debt...............................................   $   645.5    $   455.4
                                                               -----------  -----------
Scheduled maturities
  1999.......................................................   $    10.6
  2000.......................................................         8.4
  2001.......................................................        10.7
  2002.......................................................         9.4
  Thereafter.................................................       606.4
                                                               -----------
    Total....................................................   $   645.5
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

                             BRUNSWICK CORPORATION

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

                             BRUNSWICK CORPORATION

18. QUARTERLY DATA (UNAUDITED)


                                              QUARTER
                                -----------------------------------
                                 1ST       2ND       3RD      4TH       YEAR
                                ------   --------   ------   ------   --------
                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
1997
Net sales.....................  $841.6   $1,008.2   $876.5   $931.1   $3,657.4
Gross margin..................   240.6      302.2    233.3    243.3    1,019.4
                                ------   --------   ------   ------   --------
Earnings (loss) before
  cumulative effect of
  accounting change...........  $ 52.7   $   82.9   $(17.1)  $ 32.7   $  151.2
Cumulative effect on prior
  years of change in
  accounting principle........      --         --       --     (0.7)      (0.7)
                                ------   --------   ------   ------   --------
Net earnings (loss)...........  $ 52.7   $   82.9   $(17.1)  $ 32.0   $  150.5
                                ------   --------   ------   ------   --------
PER COMMON SHARE DATA
Basic earnings (loss) per
  common share:
  Earnings (loss) before
    cumulative effect of
    accounting change.........  $  .53   $    .84   $ (.17)  $  .33   $   1.52
  Cumulative effect on prior
    years of change in
    accounting principle......      --         --       --     (.01)      (.01)
                                ------   --------   ------   ------   --------
    Net earnings (loss).......  $  .53   $    .84   $ (.17)  $  .32   $   1.52
                                ------   --------   ------   ------   --------
Diluted earnings (loss) per
  common share:
  Earnings (loss) before
    cumulative effect of
    accounting change.........  $  .53   $    .83   $ (.17)  $  .32   $   1.51
  Cumulative effect on prior
    years of change in
    accounting principle......      --         --       --     (.01)      (.01)
                                ------   --------   ------   ------   --------
    Net earnings (loss).......  $  .53   $    .83   $ (.17)  $  .32   $   1.50
                                ------   --------   ------   ------   --------
Dividends declared............  $ .125   $   .125   $ .125   $ .125   $    .50
                                ------   --------   ------   ------   --------


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

COMMON STOCK PRICE (NYSE)
High...........................................   $24 5/8    $23 3/4    $24 5/8    $25 3/4    $25 3/4
Low............................................    21 1/4     20         18 1/8     23 1/2     18 1/8

                             BRUNSWICK CORPORATION

                           SIX-YEAR FINANCIAL SUMMARY

                                                     1997       1996       1995       1994       1993       1992
                                                   ---------  ---------  ---------  ---------  ---------  ---------
                                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS DATA
Net sales........................................  $ 3,657.4  $ 3,160.3  $ 2,906.3  $ 2,592.0  $ 2,125.0  $ 1,980.5
Strategic/restructuring charges..................       98.5         --       40.0         --         --         --
Operating earnings...............................      270.8      304.8      218.3      206.9       98.7       80.4
Earnings before income taxes.....................      236.2      290.3      206.8      195.3       85.4       62.6
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Earnings from continuing operations before
  cumulative effect of accounting changes and
  extraordinary item.............................  $   151.2  $   185.8  $   133.6  $   127.1  $    53.8  $    40.1
Cumulative effect on prior years of changes in
  accounting principles..........................       (0.7)        --         --         --      (14.6)     (38.3)
Extraordinary loss from retirement of debt.......         --         --         --         --       (4.6)        --
Discontinued operations:
  Loss on disposition of Technical segment.......         --         --       (7.0)        --      (12.2)     (26.0)
  Earnings (loss) from discontinued operations...         --         --        0.6        1.9        0.7       (2.1)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Net earnings (loss)..............................  $   150.5  $   185.8  $   127.2  $   129.0  $    23.1  $   (26.3)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
BASIC EARNINGS PER COMMON SHARE
Earnings from continuing operations before
  cumulative effect of accounting changes and
  extraordinary item.............................  $    1.52  $    1.89  $    1.39  $    1.33  $     .57  $     .43
Cumulative effect on prior years of changes in
  accounting principles..........................       (.01)        --         --         --       (.15)      (.41)
Extraordinary loss from retirement of debt.......         --         --         --         --       (.05)        --
Discontinued operations:
  Loss on disposition of Technical segment.......         --         --       (.07)        --       (.13)      (.28)
  Earnings (loss) from discontinued operations...         --         --        .01        .02        .01       (.02)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Net earnings (loss)..............................  $    1.52  $    1.89  $    1.33  $    1.35  $     .25  $    (.28)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Average shares used for computation of basic
  earnings per share.............................       99.2       98.3       95.9       95.4       95.2       92.6
                                                   ---------  ---------  ---------  ---------  ---------  ---------
DILUTED EARNINGS PER COMMON SHARE
Earnings from continuing operations before
  cumulative effect of accounting changes and
  extraordinary item.............................  $    1.51  $    1.88  $    1.38  $    1.33  $     .56  $     .43
Cumulative effect on prior years of changes in
  accounting principles..........................       (.01)        --         --         --       (.15)      (.41)
Extraordinary loss from retirement of debt.......         --         --         --         --       (.05)        --
Discontinued operations:
  Loss on disposition of Technical segment.......         --         --       (.07)        --       (.13)      (.28)
  Earnings (loss) from discontinued operations...         --         --        .01        .02        .01       (.02)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
  Net earnings (loss)............................  $    1.50  $    1.88  $    1.32  $    1.35  $     .24  $    (.28)
                                                   ---------  ---------  ---------  ---------  ---------  ---------
  Average shares used for computation of diluted
    earnings per share...........................      100.3       98.8       96.2       95.7       95.3       92.7

                             BRUNSWICK CORPORATION

                                   1997         1996         1995         1994         1993         1992
                                ----------   ----------   ----------   ----------   ----------   ----------
                                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Assets of continuing
  operations..................  $  3,241.4   $  2,802.4   $  2,310.6   $  2,048.3   $  1,922.0   $  1,829.4
Debt
  Short-term..................  $    109.3   $    112.6   $      6.1   $      8.2   $     11.9   $     10.4
  Long-term...................       645.5        455.4        312.8        318.8        324.5        310.1
                                ----------   ----------   ----------   ----------   ----------   ----------
Total debt....................       754.8        568.0        318.9        327.0        336.4        320.5
Common shareholders' equity...     1,315.0      1,197.7      1,043.1        910.7        804.4        822.5
                                ----------   ----------   ----------   ----------   ----------   ----------
Total capitalization..........  $  2,069.8   $  1,765.7   $  1,362.0   $  1,237.7   $  1,140.8   $  1,143.0
                                ----------   ----------   ----------   ----------   ----------   ----------
CASH FLOW DATA
Net cash provided by operating
  activities..................  $    261.7   $    395.8   $    278.4   $    121.2   $    188.9   $    169.0
Depreciation and
  amortization................       156.9        129.7        118.0        118.0        116.0        113.8
Capital expenditures..........       190.5        169.9        118.0        101.1         94.2         87.6
Cash dividends paid...........        49.6         49.3         47.9         42.0         41.9         41.1
                                ----------   ----------   ----------   ----------   ----------   ----------
OTHER DATA
Dividends declared per
  share.......................  $      .50   $      .50   $      .50   $      .44   $      .44   $      .44
Book value per share..........       13.22        12.16        10.66         9.55         8.44         8.65
Return on beginning
  shareholders' equity........        12.6%        17.8%        14.7%        15.8%         6.5%         5.1%
Effective tax rate............        36.0%        36.0%        35.5%        35.0%        37.0%        36.0%
Debt-to-capitalization rate...        36.5%        32.2%        23.4%        26.4%        29.5%        28.0%
Number of employees...........      25,300       22,800       19,800       19,800       17,100       16,300
Number of shareholders of
  record......................      16,200       18,400       22,400       25,800       27,900       29,600
                                ----------   ----------   ----------   ----------   ----------   ----------

COMMON STOCK PRICE (NYSE)
High..........................      $36 1/2      $25 3/4      $24          $25 1/8      $18 1/2      $17 3/4
Low...........................       23 5/8       18 1/8       16 3/8       17           12 1/2       12 1/4
Close.........................       30 5/16       24          24           18 7/8       18           16 1/4

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