Form 10-Q/A
period 1998-09-30
BRUNSWICK CORP
filed 1999-02-08
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q/A

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

  Yes  X        No


At January 29, 1999 there were 91,878,477 shares of the Company's Common Stock ($.75 par value) outstanding.







This Form 10-Q/A amends Item I - Financial Statements of Park I - Financial Information, Note 6 to Consolidated Financial Statements and Management's Discussion and Analysis and restates the remaining items and parts as originally filed.

             Part I- Financial Information

              Item I-Financial Statements

                 Brunswick Corporation
           Consolidated Statements of Income
           for the periods ended September 30
          (In millions, except per share data)
                      (unaudited)

                                                           Quarter                   Nine months
                                                        ended September 30          ended September 30
                                                             1998          1997          1998          1997

Net sales                                                       956.5         876.5       2,973.7       2,726.3
Cost of sales                                                   698.8         627.6       2,142.0       1,934.6
Cost of sales - strategic charges                                 -            15.6           -            15.6
Selling, general and administrative expense                     174.1         169.0         496.1         480.4
Strategic charges                                                60.0          82.9          60.0          82.9
    Operating earnings (loss)                                    23.6         (18.6)        275.6         212.8
Interest expense                                                (15.1)        (14.2)        (46.0)        (35.6)
Other income and expense                                         (0.4)          3.2           6.1          10.1
    Earnings (loss) before income taxes                           8.1         (29.6)        235.7         187.3
Income tax provision (benefit)                                    4.0         (12.5)         89.3          68.8
                                     Net earnings (loss)          4.1         (17.1)        146.4         118.5

Earnings (loss) per common share:
  Basic                                                          0.04         (0.17)         1.47          1.20
  Diluted                                                        0.04         (0.17)         1.46          1.18

Average shares used for computation of:
  Basic earnings per share                                       99.0          99.4          99.3          99.1
  Diluted earnings per share                                     99.1         100.7         100.0         100.2

Cash dividends declared per common share                        0.125         0.125         0.375         0.375

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

These actions will result in asset disposition costs of $28.8 million, lease termination costs of $11.3 million, severance costs of $10.6 million and $9.3 million of other incremental costs.
Asset disposition costs primarily relate to the write-down of facilities and equipment at the international bowling centers and the manufacturing facilities in the indoor and outdoor recreation groups. As of September 30, 1998, these assets had a carrying value of approximately
$35.2 million. The Company plans to complete the sale of these assets in 1999 and has estimated the sales value, net of related costs to sell, at $6.4 million. Lease termination costs consist primarily of costs to exit leased international bowling facilities as well as distribution and warehouse facilities of the outdoor recreation group.
Severance costs relate to the termination of approximately 750 employees in the Company's bowling businesses and 330 employees in the Company's outdoor recreation group.
Other incremental costs include contract termination costs related to the manufacture and sales of bowling equipment, clean-up, holding and shut down costs related to the closing of domestic distribution warehouses and manufacturing facilities, and legal costs. The initiatives are expected to be completed by the end of 1998.

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


The components of the charge included $32.6 million for severance costs, $26.4 million for asset disposition costs, inventory write-down costs of $15.6 million and $23.9 million for other incremental costs related to exit activities. Management anticipates that these actions will be completed by the end of 1998.

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

The benefits from the above actions did not have a material effect on the Company's 1998 financial results. The Company expects that the aggregate pretax savings will total approximately $18 million in 1999 with amounts increasing to approximately $20 million per year thereafter. These savings are the result of reduced administrative and sales overhead resulting in approximately 55 percent of the annual savings, the elimination of losses from under-performing international bowling centers rsulting in approximately 25 percent of the annual savings, and more efficient manufacturing operations achieved both in the indoor and outdoor recreation groups through reduced manufacturing personnel, reduced depreciation expense, reduced lease expenses and reductions in operating overhead, which in total are anticipated to generate approximately 20 percent of the annual savings. Except for the expected pretax savings, the actions taken in the strategic charge will not have a significant impact on the Company's revenues or income.

Results of Operations

Consolidated

The following table sets forth certain information from the consolidated statements of income for the quarter and nine-month periods ended September 30, 1998 and 1997 (dollars in millions, except per share data):

                             Quarter ended     Nine months ended
                              September 30       September 30
                             1998      1997     1998       1997

Net sales                 $956.5    $876.5   $2,973.7   $2,726.3
   Percent increase          9.1%     14.8%       9.1%      15.5%
Gross margin                26.9%     26.6%      28.0%      28.5%
Selling, general and
administrative expense
   as a percent of sales    18.2%     19.3%      16.7%      17.6%
Operating earnings (1)     $23.6    $(18.6)    $275.6     $212.8
Net earnings (1)           $ 4.1    $(17.1)    $146.4     $118.5
Diluted earnings per
share (1)                  $0.04    $(0.17)    $ 1.46    $  1.18

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

The Company's gross margin percentage for the third quarter was 26.9 percent in 1998 versus 26.6 percent in 1997, and 28.0 percent for the first nine months of 1998 versus 28.5 percent last year. Excluding the 1997 strategic charge, gross margins in 1997 were 28.4 percent for the quarter and 29.0 percent for the year-to-date period. Gross margins in 1998 were not affected by the strategic charge. Excluding the 1997 strategic charge, the lower gross margins in 1998 primarily reflect the previously mentioned volume declines in the bowling equipment business, along with the fishing and camping businesses. These businesses also experienced pricing pressures that adversely affected gross margins. In the marine segment, increased marketing spending on smaller boats and the higher costs associated with the introduction of low-emission outboard engines were partially offset by an improved sales mix of boats and the benefits from cost reduction actions. Year-to-date gross margin comparisons also include the favorable effect of acquired businesses.

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

Diluted earnings per share increased to $0.04 for the third quarter of 1998, compared with a loss of $0.17 in 1997 and increased to $1.46 in the first nine months of 1998 compared with $1.18 in 1997. Excluding the aforementioned strategic charges, diluted earnings per share totaled $0.46 in the third quarter of 1998 and 1997 and in the nine-month periods were $1.88 in 1998 versus $1.81 in 1997. Weighted-average common shares outstanding used to calculate diluted earnings per share decreased to 99.1 million in the third quarter of 1998 from 100.7 million in 1997 reflecting the effect of stock repurchases and the impact of a lower stock price on the dilutive effect of stock options. Weighted common shares outstanding used to calculate diluted earnings per share were 100.0 million and 100.2 million in the first nine months of 1998 and 1997, respectively.


Recreation Segment

The following table sets forth Recreation segment results for the quarter and nine-month periods ended September 30, 1998 and 1997
(dollars in millions):

                           Quarter ended     Nine months ended
                            September 30        September 30
                          1998      1997      1998       1997

Net sales                $317.8    $295.2    $1,029.5   $917.3
   Percent increase         7.7%     49.5%       12.2%    50.5%
Operating (loss)
earnings (1)             $(50.7)   $ (4.5)   $   12.8   $ 74.0
Capital expenditures     $ 20.0    $  7.1    $   50.4   $ 33.4

(1) Includes a $60.0 million strategic charge recorded in the third quarter of 1998 and a $23.8 million strategic charge recorded in the third quarter of 1997. On a pro forma basis, excluding these charges, the Recreation segment results for the quarter and nine-month periods ended September 30, 1998 and 1997, were as follows (dollars in millions):

                           Quarter ended      Nine months ended
                            September 30         September 30
Pro forma  - excluding    1998       1997      1998      1997
strategic charges
Operating earnings       $ 9.3       $19.3     $72.8     $97.8
   Percent (decrease)    (51.8)%      53.2%    (25.6)%    68.3%
   increase
Operating margin           2.9%        6.5%      7.1%     10.7%


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

The costs of remediating existing software and other Year 2000 related expenses have been determined and are not expected to exceed approximately $15 million. The Company has expensed approximately
$6 million of costs since the Year 2000 assessment process began in 1997. The majority of this amount was expensed in 1998. Costs associated with the company wide systems upgrade, which are included in the Company's capital expenditures budget, are expected to total approximately $50 million in 1998 and substantially less in 1999.

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

                              BRUNSWICK CORPORATION

February 5, 1999                By: /s/ Victoria J. Reich
                                   Victoria J. Reich,
                                   Vice President and Controller*

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