Form 10-K
period 1998-12-31
BRUNSWICK CORP
filed 1999-03-24
CIK 14930

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 Annual report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998
                         Commission file number 1-1043

                               ----------------

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

          Securities Registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
         Title of each class                           on which registered
         -------------------                          ---------------------
      Common Stock ($.75 par                       New York, Chicago, Pacific,
       value)                                      and London Stock Exchanges

          Securities Registered pursuant to Section 12(g) of the Act:
                                     None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 17, 1999, the aggregate market value of the voting stock of the registrant held by non-affiliates was $1,787,833,163. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

   The number of shares of Common Stock ($.75 par value) of the registrant outstanding as of March 17, 1999, was 91,978,555.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Report on Form 10-K incorporates by reference certain information from the Company's definitive Proxy Statement for the Annual Meeting scheduled to be held on April 21, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

   Brunswick Corporation (the Company) is a multinational, branded consumer products company serving the outdoor and indoor active recreation markets. Its major brands include Zebco, Quantum, Martin, and Browning fishing reels and reel/rod combinations; MotorGuide and Thruster trolling motors; Swivl-Eze marine accessories; American Camper, Remington and American Trails camping products; Remington and Weather-Rite apparel; Igloo and Playmate coolers and ice chests and Kool Mate thermoelectric products; Hoppe's gun care products; Mongoose, Mongoose Pro and Roadmaster bicycles; Flexible Flyer wagons and sleds; Brunswick Recreation Centers and Brunswick bowling capital equipment, supplies and consumer products; Brunswick billiards tables; Life Fitness, Hammer Strength and ParaBody fitness equipment; Sea Ray, Bayliner and Maxum pleasure boats; Baja high-performance boats; Boston Whaler and Robalo offshore fishing boats; Mercury and Mariner outboard engines; and Mercury MerCruiser sterndrives and inboard engines.

   Since mid-1995, the Company has been implementing growth strategies to expand its active recreation business by creating superior products and services, pursuing innovation, aggressively marketing its leading brands and acquiring complementary businesses to enhance growth of its core products. Further, the Company uses effective cost management and investments in technology to drive operating margin improvement.

   The Company operates in four operating segments: Outdoor Recreation, Indoor Recreation, Boat and Marine Engine. See Note 3 to consolidated financial statements on pages 37 to 39 for financial information about these segments.

                          Outdoor Recreation Segment

   The Outdoor Recreation segment consists of the Zebco, American Camper, Brunswick Bicycles and Igloo businesses.

   Zebco markets and manufactures fishing equipment, and the Company believes that it holds the leading domestic market share of fishing reels and reel/rod combinations. Zebco also manufactures and sells fishing pedestals, ski tows, pylons and electric trolling motors for anglers and for use by boat manufacturers including the Company's boat units. In addition, Zebco manufactures and sells gun care products under the Hoppe's brand.

   American Camper markets and manufactures camping products, which include sleeping bags, tents, backpacks, canvas bags, foul-weather gear, waders, hunting apparel, propane lanterns and stoves, cookware and utensils.

   Brunswick Bicycles markets and manufactures bicycles, wagons, sleds and bicycle parts and accessories.

   Igloo markets and manufactures ice chests, beverage coolers and thermoelectric products. The Company believes that Igloo is the domestic market leader in ice chests, beverage coolers and thermoelectric products.

   See Note 4 to the consolidated financial statements on pages 39 to 40 for the strategic actions taken in the Outdoor Recreation segment to streamline operations and enhance operating efficiencies.

   The Company's outdoor recreation products are sold by Company sales personnel and manufacturers' representatives to mass merchants, retailers, distributors, dealers and OEM manufacturers. Sales of outdoor recreation products to one mass merchant represented 43 percent, 37 percent and 34 percent of the segment's sales for 1998, 1997 and 1996, respectively. The Company also sells certain products directly to customers. Outdoor recreation products are distributed worldwide from warehouses, sales offices and factory stocks of merchandise.

                           Indoor Recreation Segment

   The Indoor Recreation segment includes the Brunswick Indoor Recreation Group (BIRG) and the Life Fitness and Brunswick Billiards businesses.

   BIRG is the leading manufacturer of bowling products, including bowling balls and capital equipment such as bowling lanes, automatic pinsetters, ball returns, seating and locker units. BIRG also sells computerized bowling scoring equipment, which is manufactured to its specifications.

   BIRG operates 124 recreation centers worldwide, and its joint ventures operate 31 recreation centers. Recreation centers offer bowling and, depending on size and location, the following activities and services: billiards, video games, children's playrooms, restaurants and cocktail lounges. BIRG also operates five family entertainment centers, which in addition to the above activities, offer expanded and enhanced game, billiards, restaurant and entertainment facilities. Almost all of the centers offer Cosmic Bowling, a glow-in-the-dark bowling experience that transforms bowling into a new and different form of recreation. Approximately 50 percent of the recreation center facilities are owned by the Company.

   BIRG has a 50 percent interest in Nippon Brunswick K. K., which sells bowling equipment and operates bowling centers in Japan. The Group has other joint ventures to (i) build, own and operate bowling centers and family entertainment centers, which include bowling, billiards and many other games, in Thailand and (ii) sell bowling equipment in China and Thailand.

   See Note 4 to the consolidated financial statements on pages 39 to 40 for the strategic actions BIRG has taken to streamline operations and enhance operating efficiencies.

   Life Fitness designs, markets and manufactures leading domestic and global brands of computerized cardiovascular fitness equipment (including treadmills, cross-training equipment and stationary bikes) and strength training fitness equipment under the Life Fitness and Hammer Strength brands serving the commercial (health clubs, gyms, professional sports teams, military, government, corporate and university facilities) and high-end consumer markets. Life Fitness expanded its product offerings with the acquisition in January 1998 of ParaBody, Inc., the leader in multistation gyms and benches and racks.

   The Company sells billiards tables which are manufactured to its specifications.

   The Company's indoor recreation products are sold to mass merchants, distributors, dealers, bowling centers and retailers. The Company also sells certain products directly to customers. Indoor recreation products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise.

                                 Boat Segment

   The Boat segment consists of Sea Ray and US Marine, marketers and manufacturers of fiberglass pleasure and offshore fishing boats. The Company believes its boat segment has the largest dollar sales volume of pleasure boats in the world.

   Sea Ray, best recognized for its luxury yachts, cabin cruisers and sport boats marketed and manufactured under the same name, also markets and manufactures Baja high-performance boats and Boston Whaler offshore fishing boats. Sea Ray obtains its outboard motors and most of its sterndrives and gasoline inboard engines from Mercury Marine.

   US Marine, known for its Bayliner brand of motor yachts, cabin cruisers and runabouts, also markets and manufactures Maxum runabouts and cabin cruisers, and Robalo sport fishing boats. Escort boat trailers also are produced by US Marine and are sold with smaller boats as part of boat-motor-trailer packages. US Marine obtains its outboard motors, sterndrives and gasoline inboard engines from Mercury Marine.

                             Marine Engine Segment

   The Marine Engine segment consists of Mercury Marine. The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

   Mercury Marine markets and manufactures a full range of outboard engines, sterndrives and inboard engines, and propless water-jet systems under the familiar Mercury, Mariner, Mercury MerCruiser and Mercury SportJet brand names. A portion of Mercury Marine's outboards and parts and accessories, including steering systems, instruments, controls, propellers, service aids and marine lubricants, are sold directly to end-users through dealers. The remaining outboards and virtually all of the sterndrives and inboard engines and the water-jet systems are sold to independent boat builders or are transferred to the Company's boat units.

   Mercury Marine has four OptiMax outboard engines ranging from 135-horsepower to 225-horsepower which feature Mercury's new direct fuel injection
(DFI) technology, and Mercury Marine intends to introduce a 115-horsepower OptiMax engine with DFI in July 1999. DFI is part of Mercury's plan to reduce engine emissions by 75 percent by 2006 to comply with U.S. Environmental Protection Agency requirements. Mercury's line of low-emission engines also includes four-cycle outboards ranging from 4-horsepower to 50-horsepower, and Mercury Marine intends to introduce 75-horsepower and 90-horsepower four-cycle outboards in July 1999. These OptiMax and four-cycle outboards meet the EPA's reduced emission levels. The California Air Resource Board has mandated that the EPA's 2006 emission levels must be met by 2001 in California and has scheduled further emission reductions for 2004 and 2008. Mercury's OptiMax and four-cycle outboards meet the California 2001 requirements, and some of these engines meet the 2004 standards. Mercury Marine believes that it will be able to satisfy the 2004 and 2008 California standards.

   The Company has a minority interest in Tracker Marine, L.P., a limited partnership, which manufactures and markets boats, motors, trailers and accessories. The Company has various agreements with Tracker Marine, L.P. and its affiliates, including contracts to supply outboard motors, trolling motors and various other Brunswick products for Tracker Marine boats.

                           International Operations

   The Outdoor Recreation segment sells its products worldwide and has sales and distribution centers in France, Germany and the United Kingdom and a distribution center in Canada. Brunswick Bicycles has two plants that manufacture bicycles in Mexico.

   BIRG sells its products worldwide and has sales offices in various countries. BIRG has a plant that manufactures pinsetters in Hungary. BIRG operates recreation centers in Canada, Austria and Germany and has joint ventures in Asia that sell bowling equipment and/or operate bowling centers.

   Life Fitness sells its products worldwide and has sales and distribution centers in Holland and the United Kingdom as well as sales offices in Austria, Germany, Italy, Hong Kong and Brazil.

   Sea Ray and US Marine boats and Mercury Marine engines are sold worldwide through dealers. Sea Ray has a sales office in France.

   Mercury Marine has an assembly plant and distribution center in Belgium, an assembly plant in Mexico and sales and distribution centers in Europe, Asia, Australia and North and South America.

   The Company's foreign sales are set forth in Note 3 to consolidated financial statements on pages 37 to 39. In 1998, sales to Europe and the Pacific Rim were 51.2 percent and 17.3 percent, respectively, of foreign sales. Sales of marine engine products comprised the largest share of international sales in 1998.

Raw materials

   Raw materials are purchased from various sources. At present, no critical raw material shortages are anticipated. General Motors Corporation is the sole supplier of engine blocks used to manufacture the Company's gasoline sterndrives.

Patents, trademarks and licenses

   The Company has and continues to obtain patent rights, consisting of patents and patent licenses, covering certain features of the Company's products and processes. The Company's patents, by law, have a limited life, and rights expire periodically.

   In the Outdoor Recreation segment, patent rights principally relate to fishing reels, electric trolling motors, bicycles, ice chests, coolers and thermoelectric products. In the Indoor Recreation segment, patent rights principally relate to computerized bowling scorers and business information systems, bowling lanes and related equipment, bowling balls, fitness equipment and components for billiards tables.

   In the Marine Engine segment, patent rights principally relate to features of outboard motors and inboard-outboard drives, including die-cast powerheads, cooling and exhaust systems, drive train, clutch and gearshift mechanisms, boat/engine mountings, shock absorbing tilt mechanisms, ignition systems, propellers, spark plugs and fuel and oil injection systems.

   The Company does not believe that any of its patents are material to segment results of operations, and the Company believes that its success is mainly dependent upon its engineering, manufacturing and marketing capabilities.

   The following are trademarks or registered trademarks of the Company:
Advent, American Camper, American Trails, Anvilane Pro Lane, Baja, Bayliner, Boston Whaler, Brunswick, Brunswick Zone, Capri, Clearview, Cosmic Bowling, DBA Products, Hammer Strength, Hoppe's, HyperDrive, Igloo, Kool Mate, Life Fitness, Lightworx, Mariner, Martin, Maxum, MerCruiser, MercuryCare, Mercury Marine, Mongoose, Mongoose Pro, MotorGuide, OptiMax, ParaBody, Playmate, Quantum, Quicksilver, Roadmaster, Robalo, Sea Ray, Softmate, SpaceMate, Sport Jet, Swivl-Eze, Throbot, Thruster, Trophy, True Technologies, U.S. Play by Brunswick, Zebco and Zone. These trademarks have indefinite lives, and many of these trademarks are well known to the public and are considered valuable assets of the Company. Brunswick uses the Browning trademark under licenses expiring in 2025 with two renewal terms of 33 years each, the Flexible Flyer trademark under a perpetual license and the Remington trademark under licenses expiring on December 31, 2000 with renewal terms expiring on December 31, 2006.

Competitive conditions and position

   The Company believes that it has a reputation for quality in its highly-competitive lines of business. The Company competes in its various markets by utilizing efficient production techniques and innovative marketing, advertising and sales efforts, and by providing high-quality products at competitive prices.

   Strong competition exists with respect to each of the Company's product groups, but no single manufacturer competes with the Company in all product groups. In each product area, competitors range in size from large, highly diversified companies to small producers. The following summarizes the Company position in each segment.

   Outdoor Recreation. The Company competes directly with many manufacturers of recreation products. In view of the diversity of its recreation products, the Company cannot identify the number of its competitors. The Company believes, however, that in the United States, it is one of the largest manufacturers of fishing reels, bicycles, sleeping bags, ice chests, beverage coolers, and thermoelectric products. For these recreation products, competitive emphasis is placed on product innovation, quality, marketing activities, pricing and the ability to meet delivery and performance requirements.

   Indoor Recreation. The Company believes it is the world's largest manufacturer of bowling capital equipment and of commercial fitness equipment. Certain bowling products, such as automatic scorers and computerized management systems, and many fitness equipment products represent innovative developments in the market. For bowling products and fitness equipment competitive emphasis also is placed on quality, marketing activities and pricing. The Company operates 124 recreation centers and five family entertainment centers worldwide. Each center competes directly with centers owned by other parties in its immediate geographic area. Competitive emphasis is, therefore, placed on customer service, quality facilities and personnel, and prices.

   Boat. The Company believes it has the largest dollar sales volume of pleasure boats in the world. There are many manufacturers of pleasure and offshore fishing boats; consequently, this business is highly competitive. The Company competes on the basis of product features and technology, quality, value, performance, durability, styling and price. Demand for pleasure boats is influenced by a number of factors, including consumer education about boating, economic conditions and, to some extent, prevailing interest rates and consumer confidence.

   Marine Engine. The Company believes it has the largest dollar sales volume of recreational marine engines in the world. The marine engine market is highly competitive among several major companies and many smaller ones. There are also many competitors in the highly-competitive marine accessories business. Competitive advantage in the marine engine and accessories markets is a function of product features, technology leadership, service, effective distribution and pricing.

Research and development

   The Company's research investments, relating to the development of new products or to the improvement of existing products, are shown below:

                                                               1998  1997  1996
                                                               ----- ----- -----
                                                                 (In millions)
   Outdoor Recreation......................................... $ 3.6 $ 3.3 $ 2.6
   Indoor Recreation..........................................  16.6  11.2   8.5
   Boat.......................................................  17.6  15.3  15.3
   Marine Engine..............................................  49.7  59.6  60.1
                                                               ----- ----- -----
                                                               $87.5 $89.4 $86.5
                                                               ===== ===== =====

Number of employees

   The number of employees at December 31, 1998, is shown below by operating segment:

   Outdoor Recreation....................................................  3,700
   Indoor Recreation.....................................................  7,350
   Boat..................................................................  8,200
   Marine Engine.........................................................  6,100
   Corporate.............................................................    150
                                                                          ------
                                                                          25,500
                                                                          ======

   There are approximately 1,050 employees in the Outdoor Recreation segment, 400 employees in the Indoor Recreation segment and 2,400 employees in the Marine Engine segment who are represented by labor unions. The Company believes that relations with these labor unions are good.

Environmental requirements

   The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal, in many instances seek compensation from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company believes it has established adequate reserves to cover all known claims. The Company believes that compliance with federal, state and local environmental laws will not have a material effect on the Company's capital expenditures, earnings or competitive position.

Item 2. Properties

   The Company's headquarters are located in Lake Forest, Illinois. The Company has numerous manufacturing plants, distribution warehouses, sales offices and test sites. Research and development facilities are division-related, and most are located at individual manufacturing sites.

   The Company's plants are deemed to be suitable and adequate for the Company's present needs. The Company believes that all of its properties are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. The Company's plants are operating at approximately 72 percent of current capacity. The Company's headquarters and most of its principal plants are owned by the Company.

   The two Texas plants, where Igloo coolers, ice chests and thermoelectric products are manufactured, are leased. One of these leases expires in 2003; the other expires in 2004 and has renewal terms extending to 2029 with an option to purchase.

   Three plants where bicycles are manufactured are leased. The plant in Olney, Illinois is leased until 2001 with renewal terms extending to 2026. One plant in Ojinaga, Mexico is leased until 2007 with renewal options to 2017 and an option to purchase, and the other plant in Ojinaga, Mexico is leased until 2008 with renewal options to 2018 and an option to purchase.

   The offices and warehouse for the American Camper business in Lenexa, Kansas are leased until 2004 with renewal options to 2014. Two plants which manufacture sleeping bags are leased. The sleeping bag plant in Haleyville, Alabama is leased until 2006 with renewal options to 2016 and an option to purchase. The plant in St. George, Utah is leased until August 31, 1999, with a renewal option until 2002.

   The principal warehouse for the Life Fitness Division in Franklin Park, Illinois is leased through 2011 with an option to purchase in December of 1999 and 2000. A Life Fitness plant in Paso Robles, California is leased until 2003, and a ParaBody plant in Ramsey, Minnesota is leased until December 31, 2000.

   Approximately 50 percent of the bowling recreation centers, one test facility and six distribution centers are also leased.

   The Company's primary facilities are in the following locations:

Outdoor Recreation

   Haleyville, Alabama; Olney, Illinois; Lenexa, Kansas; Starkville, Mississippi; Tulsa, Oklahoma; Coatesville, Pennsylvania; Houston, Katy and Lancaster, Texas; St. George, Utah; Delavan, Wisconsin and Ojinaga, Mexico.

Indoor Recreation

   Paso Robles, California; Franklin Park, Illinois; Falmouth, Kentucky; Muskegon, Michigan; Ramsey, Minnesota; Bristol, Wisconsin; Szekesfehervar, Hungary; and 124 recreation centers and five family entertainment centers in the United States, Canada and Europe.

Boat

   Phoenix, Arizona; Edgewater, Merritt Island, Palm Coast and Tallahassee, Florida; Valdosta, Georgia; Cumberland and Salisbury, Maryland; Pipestone, Minnesota; Bucyrus, Ohio; Miami and Claremore, Oklahoma; Roseburg, Oregon; Dandridge, Knoxville and Vonore, Tennessee; and Arlington and Spokane, Washington.

Marine Engine

   Placida and St. Cloud, Florida; Stillwater, Oklahoma; Fond du Lac, Milwaukee and Oshkosh, Wisconsin; Petit Rechain, Belgium and Juarez, Mexico.

Item 3. Legal Proceedings

   On June 19, 1998, a jury awarded $44.4 million in damages in a suit brought in December 1995 by Independent Boat Builders, Inc., a buying group of boat manufacturers and 22 of its members. The lawsuit, Concord Boat Corporation, et al. v. Brunswick Corporation (Concord), was filed in the United States District Court for the Eastern District of Arkansas, and alleged that the Company unlawfully monopolized, unreasonably restrained trade in, and made acquisitions that substantially lessened competition in the market for sterndrive and inboard marine engines in the United States and Canada. Under the antitrust laws, the damage award has been trebled, and plaintiffs will be entitled to their attorneys' fees and interest. Under current law, any and all amounts paid by the Company will be deductible for tax purposes.

   The trial court judge denied the Company's post-trial motions seeking to set aside the verdict and for a new trial. The judge also denied all forms of equitable relief sought by the plaintiffs in connection with the jury verdict, including their requests for divestiture of the Company's principal boat manufacturing operations and orders precluding the Company from implementing various marketing and pricing programs and from acquiring other marine-related companies or assets. The judge granted the Company's motion for judgment as a matter of law on its counterclaim which asserted a per se violation of the antitrust laws by a group of six of the plaintiffs and awarded nominal damages. Plaintiffs dismissed, voluntarily, two related claims which had alleged that the Company attempted to monopolize the outboard engine and sterndrive boat markets.

   On November 4, 1998, the Company filed an appeal contending the Concord verdict was erroneous as a matter of law, both as to liability and damages. Plaintiffs filed a cross appeal on the denial of equitable relief and on the judgment against certain of them on the counterclaim. The Company is not presently able to reasonably estimate the ultimate outcome of this case, and accordingly, no expense for this judgment has been recorded. If the adverse judgment is sustained after all appeals, satisfaction of the judgment is likely to have a material adverse effect on the Company's results of operations for a particular year, but is not expected to have a material adverse effect on the Company's financial condition.

   On October 23, 1998, a suit was filed in the United States District Court for the District of Minnesota by two independent boat builders alleging antitrust violations by the Company in the sterndrive and inboard engine business, seeking to rely on both the liability and damage findings of the Concord litigation. This suit originally was entitled Alumacraft Boats Co., et al. v. Brunswick Corporation, but Alumacraft Boats Co. was dismissed without prejudice shortly after the suit was filed. Now captioned KK Motors et al. v. Brunswick Corporation (KK Motors), the named plaintiffs also seek to represent a class of all allegedly similarly situated boat builders whose claims have not been resolved in Concord or in other judicial proceedings. Sales of sterndrive and inboard marine engines to the Concord plaintiffs are estimated to have represented less than one-fifth of the total sold to independent boat builders during the six-and-one-half year time period for which damages were awarded in that suit. The complaint in the KK Motors case seeks damages for a time period covering slightly less than four years.

   On December 23, 1998, Volvo Penta of the Americas, Inc., Brunswick's principal competitor in the sale of sterndrive marine engines, filed suit in the United States District Court for the Eastern District of Virginia. That suit, Volvo Penta of the Americas v. Brunswick Corporation (Volvo), also invokes the antitrust allegations of the Concord action and seeks injunctive relief and damages in an unspecified amount for an unspecified time period.

   On February 10, 1999, a former dealer of Brunswick boats filed suit in the United States District Court for the District of Minnesota, also seeking to rely on the liability findings of the Concord action. This suit, Amo Marine Products, Inc. v. Brunswick Corporation (Amo) seeks class status purporting to represent all marine dealers who purchased directly from Brunswick sterndrive or inboard engines or boats equipped with sterndrive or inboard engines during the period January 1, 1986 to June 30, 1998. Sales by Brunswick of boats equipped with sterndrive or inboard engines to dealers accounted for less than half of such engines produced during the time period covered by the complaint; sales of such engines directly to dealers were de minimis. The complaint seeks damages in an unspecified amount and requests injunctive relief.

   On February 16, 1999, a suit was filed in the Circuit Court of Washington County, Tennessee, by an individual claiming that the same conduct challenged in the Concord action violated various antitrust and consumer protection laws of 16 states and the District of Columbia. In that suit, Couch v. Brunswick (Couch), plaintiff seeks to represent all indirect purchasers in those states of boats equipped with Brunswick sterndrive or inboard engines. The plaintiff claims damages in an unspecified amount during the period from 1986 to the filing of the complaint and also requests injunctive relief.

   It is possible that additional suits will be filed, in either federal or state court, asserting allegations similar to those in the existing complaints and purporting to represent similar or overlapping classes of claimants.

   The Company has answered or will answer each of these new complaints denying liability and asserting various defenses. In addition, the Company has filed or will file motions to stay all proceedings in each of these matters pending the resolution of the appeal in the Concord action because it believes that an appellate decision in that matter is likely to have an impact on each of these recently filed actions. In the KK Motors case, the court has granted a stay of all proceedings on the merits of plaintiffs' claims, but has allowed the case to proceed on class certification and certain procedural matters. On March 10, 1999, the court in the Volvo case denied the Company's motion to stay. No other stay motions have yet been ruled on.

   Because litigation is subject to many uncertainties, the Company is unable to predict the outcome of any of the above referenced actions. While there can be no assurance, the Company believes the adverse judgment in the Concord case is likely to be reversed on appeal and that any such reversal will have an impact on all related actions. If the Concord judgment is sustained after all appeals, however, and if the KK Motors and/or Amo cases successfully proceed as class actions on behalf of all described potential claimants substantially as alleged, and if plaintiffs are successful, the damages ultimately payable by the Company would have a material adverse effect on the Company's financial condition and results of operations. The Company is unable at this time to assess the magnitude of damages that either Volvo or the Couch plaintiffs might assert. Because of a variety of factors affecting both the likelihood and size of any damage award to these or any other potential claimants, the Company is unable to estimate the range, amount or timing of its overall possible exposure.

   The Federal Trade Commission (FTC) began an investigation in 1997 of certain of the Company's marketing practices related to the sale of sterndrive marine engines to boat builders and dealers. The Company believes such practices were lawful; however, they were discontinued for business reasons prior to the initiation of the FTC's investigation.

   In December 1996, the Internal Revenue Service notified the Company that it allocated $190.0 million in short-term capital gains and $18.1 million in ordinary income to the Company and its subsidiaries for 1990 and

1991 in connection with two partnership investments by the Company. The IRS alleges that these investments lacked economic substance, were prearranged and predetermined, and had no legitimate business purpose. The Company strongly disagrees with the IRS position and contested the IRS allocation in a trial in the United States Tax Court in September 1998. A decision has not yet been rendered. If the IRS were to prevail, the Company would owe the IRS approximately $60 million in taxes, plus accrued interest. The Company does not believe that this case will have an unfavorable effect on the Company's results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Company

   The Company's executive officers are listed in the following table:

  Officer                                       Present Position                        Age
  -------                                       ----------------                        ---
P. N. Larson*........... Chairman and Chief Executive Officer                            59

P. B. Hamilton*......... Executive Vice President, Chief Financial Officer and           52
                         Chairman-Indoor Recreation

G. W. Buckley*.......... Senior Vice President and President-Mercury Marine Group        53

D. E. Lyons*............ Senior Vice President-Strategic Business Development and        58
                         Chairman-US Marine

M. D. Allen............. Vice President, General Counsel and Secretary                   53

W. J. Barrington*....... Vice President and President-Sea Ray Group                      48

K. J. Chieger........... Vice President-Corporate and Investor Relations                 50

F. J. Florjancic, Jr.*.. Vice President and President-Brunswick Indoor Recreation Group  52

A. L. Nieto*............ Vice President and President-Life Fitness Division              41

R. S. O'Brien........... Vice President and Treasurer                                    49

V. J. Reich............. Vice President and Controller                                   41

J. A. Schenk............ Vice President-Acquisitions                                     56

R. L. Sell.............. Vice President and Chief Information Officer                    48

K. B. Zeigler........... Vice President and Chief Human Resources Officer                50

J. P. Zelisko........... Vice President-Tax                                              48

J. D. Russell........... President-US Marine Division                                    46

--------
* Members of the Operating Committee

   There are no family relationships among these officers. The term of office of all elected officers expires April 21, 1999. The Group and Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

   Peter N. Larson has been Chairman and Chief Executive Officer of the Company since 1995. He was Executive Officer, Johnson & Johnson, a leading health care company, from 1991 to 1995, where he served as Chairman of the Worldwide Consumer and Personal Care Group and was a member of the Executive Committee and the Board of Directors.

   Peter B. Hamilton has been Executive Vice President, Chief Financial Officer and Chairman-Indoor Recreation since 1998. He was Senior Vice President and Chief Financial Officer from 1995 to 1998. He was

Vice President and Chief Financial Officer, Cummins Engine Company, Inc., a leading worldwide designer and manufacturer of diesel engines and related products, from 1988 to 1995.

   George W. Buckley has been Senior Vice President since 1998 and President-Mercury Marine Group since 1997. He was a Vice President of the Company from 1997 to 1998. He was President of the U.S. Electrical Motors Division of Emerson Electric Co., a manufacturer of electrical, electronic, and electromagnetic products (Emerson), from 1996 to 1997, and President of Emerson's Automotive and Precision Motors Division from 1994 to 1996. He was Emerson's Chief Technology Officer for Motors, Drives and Appliance Components from 1993 to 1994.

   Dudley E. Lyons has been Senior Vice President-Strategic Business Development and Chairman-US Marine since 1998. He was Vice President-Strategic Business Development from 1997 to 1998. From 1992 to 1997 he was President of the Management Consulting Group of Marketing Corporation of America, a management consulting, sales promotion and market research firm.

   Mary D. Allen has been Vice President, General Counsel and Secretary since 1997. She was Executive Vice President, General Counsel and Secretary for Hartmarx Corporation, a clothing manufacturer, from 1994 to 1997, and Senior Vice President, JMB Realty Corp., a real estate investment firm, from 1987 to 1994.

   William J. Barrington has been Vice President since 1998 and President-Sea Ray Group since 1989.

   Kathryn J. Chieger has been Vice President-Corporate and Investor Relations of the Company since 1996. She was Vice President-Corporate Affairs of Gaylord Container Corporation, a paper manufacturer, from 1994 to 1996.

   Frederick J. Florjancic, Jr. has been Vice President since 1988 and President-Brunswick Indoor Recreation Group since 1995. He was President-Brunswick Division from 1988 to 1995.

   Augustine L. Nieto has been Vice President since 1998 and President-Life Fitness Division since the Company acquired it in 1997. He co-founded Life Fitness in 1977 and had been its President since 1987.

   Richard S. O'Brien has been Vice President of the Company since 1996 and Treasurer of the Company since 1988.

   Victoria J. Reich has been Vice President and Controller of the Company since 1996. She was Finance Manager of the General Electric Company's Wiring Devices business from 1994 to 1996 and Manager of the G.E. Plastics Customer Financial Services Operation from 1993 to 1994.

   James A. Schenk has been Vice President-Acquisitions since 1998. He was Staff Vice President- Acquisitions and Alliances from 1997 to 1998 and Staff Vice President-Corporate Planning from 1996 to 1997. He was Corporate Director of Planning and Development of the Company from 1988 to 1996.

   Robert L. Sell has been Vice President and Chief Information Officer of the Company since 1998. From 1996 to 1997 he was Vice President-Information Technology of Coors Brewing Company, a manufacturer and distributor of beer and other malt beverages (Coors), and from 1989 to 1996 he was Director of Applications for Information Technology of Coors.

   Kenneth B. Zeigler has been Vice President and Chief Human Resources Officer of the Company since 1995. He was Senior Vice President, The Continental Corporation, a property and casualty insurance holding company, from 1992 to 1995.

   Judith P. Zelisko has been Vice President-Tax since 1998. She was Staff Vice President-Tax from 1996 to 1998 and was Director of Tax and Assistant Vice President from 1983 to 1996.

   John D. Russell has been President-US Marine Division since July 1998. He was President of the Brunswick Billiards business from January 1998 to June 1998. He was Executive Vice President-Strategy and Operations of the Mercury Marine Group during 1997 and was Executive Vice President-Strategy and Finance of the Mercury Marine Group from 1994 to 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Company's common stock is traded on the New York, Chicago, Pacific, and London Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 18 to consolidated financial statements on pages 55 and 56. As of December 31, 1998, there were approximately 15,600 shareholders of record of the Company's common stock.

Item 6. Selected Financial Data

   Net sales, net earnings, basic and diluted earnings per common share, cash dividends declared per common share, assets of continuing operations, long-term debt and other financial data are shown in the Six-Year Financial Summary on pages 57 and 58.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis is presented on pages 18 to 29.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Risk Management is presented on pages 28 and 29.

Item 8. Financial Statements and Supplementary Data

   The Company's Consolidated Financial Statements are set forth on pages 31 to 58 and are listed in the index on page 17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to the directors of the Company is set forth on pages 2 to 4 of the Company's definitive Proxy Statement dated March 22, 1999, (the Proxy Statement) for the Annual Meeting of Stockholders to be held on April 21, 1999, and information with respect to Section 16(a) Beneficial Ownership Reporting Compliance is set forth on page 21 of the Proxy Statement. All of the foregoing information is hereby incorporated by reference. The Company's executive officers are listed herein on pages 9 to 11.

Item 11. Executive Compensation

   Information with respect to executive compensation is set forth on pages 5 to 21 of the Proxy Statement and is hereby incorporated by reference.

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

Item 13. Certain Relationships and Related Transactions

   None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) Financial Statements and Exhibits

 Financial Statements

   Financial statements and schedules are incorporated in this Annual Report on Form 10-K, as indicated in the index on page 17.

 Exhibits

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

  3.3 By-Laws of the Company filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and hereby incorporated by reference.

  4.1 Indenture dated as of March 15, 1987, between the Company and Continental Illinois National Bank and Trust Company of Chicago filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference.

  4.2 Officers' Certificate setting forth terms of the Company's $125,000,000 principal amount of 7 3/8% Debentures due September 1, 2023, filed as
      Exhibit 4.3 to the Company's Annual Report on Form 10-K for 1993, and hereby incorporated by reference.

  4.3 Form of the Company's $250,000,000 principal amount of 6 3/4% Notes due December 15, 2006, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 1996, and hereby incorporated by reference.

  4.4 Form of the Company's $200,000,000 principal amount of 7 1/8% Notes due August 1, 2007, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 4, 1997, and hereby incorporated by reference.

  4.5 The Company's agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for 1980, and hereby incorporated by reference.

  4.6 Rights Agreement dated as of February 5, 1996, between the Company and Harris Trust and Savings Bank filed as Exhibit 1 to the Company's Registration Statement for Preferred Share Purchase Rights on Form 8-A dated March 13, 1996, and hereby incorporated by reference.

 10.1* Amended and Restated Employment Agreement dated January 4, 1999, by and between the Company and Peter N. Larson.

 10.2* Amended and Restated Employment Agreement dated December 1, 1998, by and between the Company and Dudley E. Lyons.

 10.3* Employment Agreement dated December 1, 1995, by and between the Company and Peter B. Hamilton filed as Exhibit 10.8 to the Company's Annual
        Report on Form 10-K for 1995 and hereby incorporated by reference.

 10.4* Amendment dated as of October 9, 1998, to Employment Agreement by and between the Company and Peter B. Hamilton filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
        30, 1998, and hereby incorporated by reference.

 10.5* Form of Change of Control Agreement by and between the Company and each of M. D. Allen, W. J. Barrington, G. W. Buckley, K. J. Chieger, F. J.
        Florjancic, Jr., P. B. Hamilton, D. E. Lyons, R. S. O'Brien, V. J.
        Reich, J. D. Russell, J. A. Schenk, R. L. Sell, K. B. Zeigler, and J.
        P. Zelisko filed as Exhibit 10.2 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.

 10.6* 1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company's definitive Proxy Statement dated March 25, 1994, for the
        Annual Meeting of Stockholders on April 27, 1994, and hereby incorporated by reference.

 10.7*  1995 Stock Plan for Non-Employee Directors filed as Exhibit 10.4 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September
        30, 1998 and hereby incorporated by reference.

 10.8*  Supplemental Pension Plan filed as Exhibit 10.7 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.

 10.9* Form of insurance policy issued for the life of each of the Company's executive officers, together with the specifications for each of these policies, filed as Exhibit 10.21 to the Company's Annual Report on Form
        10-K for 1980 and hereby incorporated by reference. The Company pays the premiums for these policies and will recover these premiums, with some exceptions, from the policy proceeds.

 10.10* Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, J. L. Bleustein, M. J. Callahan, M. A. Fernandez,
        P. Harf, J. W. Lorsch, R. P. Mark, B. Martin Musham, K. Roman, R. L.
        Ryan and R. W. Schipke filed as Exhibit 19.2 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

 10.11* Indemnification Agreement dated April 1, 1995, by and between the
        Company and P. N. Larson filed as Exhibit 10.17 to the Company's Annual
        Report on Form 10-K for 1995 and hereby incorporated by reference.

 10.12* Indemnification Agreement by and between the Company and each of M. D.
        Allen, W. J. Barrington, G. W. Buckley, K. J. Chieger, F. J.
        Florjancic, Jr., P. B. Hamilton, D. E. Lyons, R. S. O'Brien, V. J.
        Reich, J. D. Russell, J. A. Schenk, R. L. Sell, K. B. Zeigler and J. P.
        Zelisko filed as Exhibit 19.4 to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

 10.13* 1991 Stock Plan filed as Exhibit A to the Company's definitive Proxy
        Statement dated March 22, 1999, for the Annual Meeting of Stockholders on April 21, 1999 and hereby incorporated by reference.

 10.14* Change in Control Severance Plan filed as Exhibit 10.6 to the Company's
        Quarterly Report on Form 10-Q for September 30, 1998, and hereby incorporated by reference.

 10.15* Brunswick Performance Plan for 1998 filed as Exhibit 10.22 to the
        Company's Annual Report on Form 10-K for 1997, and hereby incorporated by reference.

 10.16* Brunswick Performance Plan for 1999.


 10.17* Brunswick Strategic Incentive Plan for 1997-1998 filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for 1997 and hereby incorporated by reference.

 10.18* Brunswick Strategic Incentive Plan for 1998-1999 filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for 1997, and hereby incorporated by reference.

 10.19* Brunswick Strategic Incentive Plan for 1999-2000.

 10.20* 1997 Stock Plan for Non-Employee Directors filed as Exhibit 10.3 to the
        Company's Quarterly Report on Form 10-Q for September 30, 1998, and hereby incorporated by reference.

 10.21* Elective Deferred Compensation Plan filed as Exhibit 10.8 to the
        Company's Quarterly Report on Form 10-Q for September 30, 1998, and hereby incorporated by reference.

 10.22* Automatic Deferred Compensation Plan filed as Exhibit 10.9 to the
        Company's Quarterly Report on Form 10-Q for September 30, 1998, and hereby incorporated by reference.

 10.23* Employment Agreement dated July 1, 1997, by and between the Company and
        Augustine Nieto filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for 1997, and hereby incorporated by reference.

 12     Statement regarding computation of ratio of earnings to fixed charges.

 21.1   Subsidiaries of the Company.

 23.1   Consent of Independent Public Accountants is on page 59 of this Report.

 24.1   Powers of Attorney.

 27.1   Financial Data Schedule.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.

b) Reports on Form 8-K

   On October 30, 1998 the Company filed a Current Report on Form 8-K dated October 27, 1998, reporting in Item 5 that a lawsuit had been filed in Federal Court in Minnesota claiming Brunswick violated the antitrust laws.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Brunswick Corporation

                                                   /s/ Victoria J. Reich
                                          By: _________________________________
                                                     Victoria J. Reich
                                               Vice President and Controller

March 22, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                  Title
              ---------                                  -----

           Peter N. Larson             Chairman and Chief Executive Officer
                                        (Principal Executive Officer) and
                                        Director

          Peter B. Hamilton            Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer)

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

           Robert L. Ryan              Director

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

                                                   /s/ Victoria J. Reich
                                          By: _________________________________
                                                     Victoria J. Reich

March 22, 1999

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                             BRUNSWICK CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Management's Discussion and Analysis.......................................  18
Report of Management.......................................................  30
Report of Independent Public Accountants...................................  30
Consolidated Statements of Income 1998, 1997 and 1996......................  31
Consolidated Balance Sheets December 31, 1998 and 1997.....................  32
Consolidated Statements of Cash Flows 1998, 1997 and 1996..................  34
Consolidated Statements of Shareholders' Equity 1998, 1997 and 1996........  35
Notes to Consolidated Financial Statements 1998, 1997 and 1996.............  36
Six-Year Financial Summary.................................................  57
Consent of Independent Public Accountants..................................  59
Schedule II--Valuation and Qualifying Accounts 1998, 1997 and 1996.........  60

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

                             BRUNSWICK CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

   In 1998, the Company continued implementation of its growth strategies: creating superior products and services by pursuing innovation, aggressively marketing its leading brands and acquiring complementary businesses to enhance growth of its core products. Further, the Company uses effective cost management and investments in technology to drive operating margin improvements.

   The success of these strategies is evident in the Company's results for 1998. Sales increased nearly 8 percent to a record $3.95 billion on strong contributions from the Boat and Marine Engine segments, and from the bicycles, fitness equipment and ice chest and beverage cooler businesses. The strength of these units more than offset the decline in bowling equipment sales to Asia, and weak markets for fishing and camping equipment.

   Acquisitions, totaling $908.8 million over the past three years, have also contributed to the Company's sales growth and affect comparability of results.

   The businesses acquired include:

   Acquisition by Segment                       Type of Business    Closing Date
   ----------------------                       ----------------    ------------
   Outdoor Recreation
     Mongoose............................... Bicycles                  4/28/97
     Hoppe's................................ Hunting accessories        3/7/97
     Igloo.................................. Coolers and ice chests     1/3/97
     Roadmaster............................. Bicycles                   9/6/96
     American Camper........................ Camping equipment          3/8/96
   Indoor Recreation
     ParaBody............................... Fitness equipment         1/30/98
     DBA Products........................... Bowling lane supplies    11/20/97
     Hammer Strength........................ Fitness equipment        11/13/97
     Life Fitness........................... Fitness equipment          7/9/97
   Boat
     Boston Whaler.......................... Offshore fishing boats    5/31/96

   Operating earnings totaled $340.2 million in 1998 and include a $60.0 million strategic charge taken in the third quarter, as described in more detail below. Excluding strategic charges in both 1998 and 1997, operating earnings increased 8.4 percent, and the Company maintained operating margins at 10.1 percent.


Results of Operations

   The following table sets forth certain ratios and relationships calculated from the consolidated statements of income:

                                 1998      1997      1996
                               --------  --------  --------
                                 (Dollars in millions,
                                 except per share data)
   Net sales.................  $3,945.2  $3,657.4  $3,160.3
   Percent increase..........       7.9%     15.7%      8.7%
   Operating earnings........  $  340.2  $  270.8  $  304.8
   Net earnings..............  $  186.3  $  150.5  $  185.8
   Diluted earnings per
    share....................  $   1.88  $   1.50  $   1.88
   Expressed as a percentage
    of net sales
     Gross margin............      27.5%     27.9%     27.7%
     Selling, general and
      administrative expense.      15.2%     15.8%     15.3%
     Operating margin........       8.6%      7.4%      9.6%

   The above table includes a $60.0 million pretax ($41.4 million after tax) strategic charge recorded in 1998 and a $98.5 million pretax ($63.0 million after tax) strategic charge recorded in 1997. Net earnings also include an after-tax gain from discontinued operations of $7.7 million in 1998 and a charge for the cumulative effect of a change in accounting principle of $0.7 million after tax in 1997. On a pro forma basis, excluding these items, the amounts are as follows:

                                                          1998    1997    1996
                                                         ------  ------  ------
                                                             (Dollars in
                                                         millions, except per
                                                             share data)
   Operating earnings................................... $400.2  $369.3  $304.8
   Percent increase.....................................    8.4%   21.2%   18.0%
   Operating margin.....................................   10.1%   10.1%    9.6%
   Net earnings......................................... $220.0  $214.2  $185.8
   Percent increase.....................................    2.7%   15.3%   17.6%
   Diluted earnings per share........................... $ 2.22  $ 2.14  $ 1.88
   Percent increase.....................................    3.7%   13.8%   14.6%

   Net sales rose 7.9 percent to $3,945.2 million in 1998, up from $3,657.4 million in 1997. The gain of $287.8 million is due to $135.0 million of incremental sales contributed by the businesses acquired in 1998 and 1997, along with increased sales of boats, marine engines, bicycles, fitness equipment and ice chests and beverage coolers. Gains in these businesses were partially offset by a substantial decline in sales of bowling capital equipment into Asian markets as unfavorable economic trends slowed shipments.

   International sales declined 6.5 percent to $806.8 million in 1998, a reduction of $56.3 million from 1997 levels. In the Pacific Rim, the Company's sales declined to $139.9 million from $270.6 million primarily due to the aforementioned decline in sales of bowling capital equipment into Asian markets. Sales to Europe increased 18.5 percent to $412.8 million in 1998 versus $348.3 million in 1997, reflecting stronger sales of marine engines and fitness equipment. Sales of marine engine products comprised the largest share of international sales in 1998.

   Sales grew 15.7 percent to $3,657.4 million in 1997 up from $3,160.3 million in 1996, or a $497.1 million increase, of which $437.5 million was due to incremental sales contributed by the businesses acquired in 1996 and 1997. The Company also experienced growth in the boat and marine engine businesses that offset weaker bicycle and camping equipment sales.

   The Company's 1997 international sales increased 10.1 percent to $863.1 million versus $784.2 million in 1996. Several factors favorably influenced this growth, including the aforementioned acquisition of Life Fitness in July 1997. The comparison of 1997 sales levels to 1996 was adversely affected by the strengthening of the U.S. dollar versus the currencies of key international markets. Sales to Europe and the Pacific Rim were 40 percent and 31 percent, respectively, of total international sales in 1997. Marine engine products and bowling equipment comprised the majority of international sales.

   The Company's gross margin percentage was 27.5 percent in 1998 versus 28.3 percent in 1997, excluding the $15.6 million inventory component of the 1997 strategic charge included in cost of sales. The reduction reflects the effects of volume declines and pricing pressures experienced in the bowling capital equipment, fishing and camping businesses. Additionally, the Company increased marketing spending in the Boat segment. In the Marine Engine segment, the higher costs associated with the introduction of low-emission outboard engines were more than offset by the benefits of productivity enhancements.

   Gross margin percentages increased to 28.3 percent in 1997, excluding the strategic charge, from 27.7 percent in 1996. This gain reflects productivity enhancements, an improved sales mix and the effect of the Life Fitness business acquired in July 1997.

   Selling, general and administrative (SG&A) expense increased $22.1 million to $598.4 million in 1998 and included a $15.0 million gain from a settlement with a boat dealer, MarineMax, Inc. Excluding this gain, SG&A expense as a percentage of sales was 15.5 percent in 1998 and 15.8 percent in 1997, reflecting the Company's continuing focus on effective cost management.

   In 1997, acquired businesses accounted for substantially all of the $92.3 million increase in SG&A expense to $576.3 million. SG&A expense as a percentage of sales increased to 15.8 percent in 1997 from 15.3 percent in 1996, reflecting the normal operating expense levels of acquired businesses and increased investments in marketing activities, partially offset by the favorable effects of cost-management actions.

   In 1998, operating earnings totaled $340.2 million versus $270.8 million in 1997 and $304.8 million in 1996. Results in 1998 and 1997 include strategic charges of $60.0 million and $98.5 million, respectively. Excluding these charges, 1998 operating earnings increased 8.4 percent to $400.2 million and in 1997 increased 21.2 percent to $369.3 million. Operating margins on a pre-charge basis were 10.1 percent in 1998 and 1997 and 9.6 percent in 1996.

   Other income totaled $6.3 million in 1998, $16.7 million in 1997 and $18.9 million in 1996. The decrease between 1998 and 1997 primarily relates to the effect of changes in foreign currency related adjustments, along with a reduction in the contribution from joint ventures.

   The Company's effective tax rate was 37.1 percent in 1998. Excluding the strategic charge in 1998, the effective tax rate was 36.0 percent, which is consistent with 1997 and 1996. The average shares used to calculate diluted earnings per share was 99.0 million, 100.3 million and 98.8 million in 1998, 1997 and 1996, respectively. During the fourth quarter of 1998, the Company announced and completed a program to repurchase 7.0 million shares of its common stock. The decrease in average shares outstanding in 1998 is due primarily to this share repurchase program, which reduced actual shares outstanding to 91.9 million at December 31, 1998.

   Earnings from continuing operations totaled $178.6 million in 1998, $151.2 million in 1997 and $185.8 million in 1996. Excluding the strategic charges recorded in 1998 and 1997, earnings from continuing operations were $220.0 million in 1998 versus $214.2 million in 1997.

   Net earnings per diluted share were $1.88 in 1998, $1.50 in 1997 and $1.88 in 1996. Results in 1998 include a strategic charge ($0.42 per diluted share) and a gain on discontinued operations ($0.08 per diluted share), while 1997 includes a strategic charge ($0.63 per diluted share) and a charge for the cumulative effect of an accounting change ($0.01 per diluted share). The gain on discontinued operations in 1998 totaled $7.7 million after tax and resulted primarily from the favorable cash settlement of a lawsuit brought by the Company related to the previously divested Technical segment. Excluding these items, net earnings per diluted share were $2.22 in 1998 and $2.14 in 1997.

1998 Strategic Charge

   During the third quarter of 1998, the Company announced strategic initiatives to streamline operations and enhance operating efficiencies in response to the effect of the Asian economic situation on its businesses. These strategic actions included exiting and disposing of 15 retail bowling centers in Asia, Brazil and Europe; rationalizing bowling equipment manufacturing by closing a pinsetter manufacturing plant in China, accelerating the shutdown of a pinsetter manufacturing plant in Germany and exiting the manufacture of electronic scorers and components; closing bowling sales offices in four countries and reducing administrative support; and rationalizing its manufacturing and distribution of outdoor recreation products, including the consolidation of certain North American manufacturing operations and closing seven domestic distribution warehouses. These projects were substantially completed by the end of 1998.

   The Company's financial results for 1998 include a $60.0 million ($41.4 million after tax) charge to operating earnings in the Outdoor and Indoor Recreation segments to cover exit costs related to these strategic initiatives. Non-accruable expenses related to the strategic initiatives are not material and will be expensed as incurred.

   The benefits from the above actions did not have a material effect on the Company's 1998 financial results. The Company expects that the aggregate pretax savings will total approximately $18 million in 1999 with the amount increasing an incremental $2 million to approximately $20 million per year thereafter. Of the annual savings, approximately 50 percent is the result of reduced administrative and sales overhead; 25 percent is the result of the elimination of losses from under-performing international bowling centers; and 25 percent is the result of more efficient manufacturing and distribution operations achieved both in the Outdoor and Indoor Recreation segments through reduced manufacturing personnel, reduced depreciation expense, reduced lease expense and reductions in operating overhead. Except for the expected pretax savings, the actions taken in the strategic charge will not have a significant effect on the Company's revenue or income.

1997 Strategic Charge

   During the third quarter of 1997, the Company announced strategic initiatives to streamline its operations and improve global manufacturing costs. The initiatives included terminating development efforts on a line of personal watercraft; closing boat plant manufacturing facilities in Ireland and Oklahoma; centralizing European marketing and customer service in the Marine Engine segment; rationalizing manufacturing of bowling equipment including the shutdown of a pinsetter manufacturing plant in Germany and outsourcing the manufacture of certain components in the Company's bowling division; consolidating fishing reel manufacturing; and other actions directed at manufacturing rationalization, product profitability improvements and general and administrative expense efficiencies. These actions were substantially completed at the end of 1998.

   Included in the Company's financial results in 1997 was a $98.5 million ($63.0 million after tax) charge to operating earnings to cover exit costs related to the strategic initiatives. The charge consisted of $3.4 million recorded in the Outdoor Recreation segment, $20.4 million recorded in the Indoor Recreation segment, $14.1 million recorded in the Boat segment and $60.6 million recorded in the Marine Engine segment.

   The benefits from the above actions did not have a material effect on the Company's 1997 financial results. In 1998, the Company achieved pretax savings resulting from the strategic actions in line with the original expectations of approximately $15 million. This amount is expected to increase an incremental $5 million to approximately $20 million per year in 1999 and thereafter. Of the annual savings, approximately 35 percent is the result of a decline in administrative and sales overhead achieved through reduced personnel, depreciation expense, lease expense and operating expense; 35 percent is the result of the elimination of losses from the development of the personal watercraft product and under-performing bowling center assets; and 30 percent is the result of more efficient manufacturing operations achieved through reduced manufacturing personnel, depreciation expense and other manufacturing overhead costs. Except for the expected pretax savings, the actions taken in the strategic charge will not have a significant effect on the Company's revenue or income.

Segment Information

   Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information." As a result, the Company now reports its results in four operating segments: Outdoor Recreation, Indoor Recreation, Boat and Marine Engine. Refer to Note 3 to consolidated financial statements for a discussion on the products within each segment and Note 5 to consolidated financial statements concerning business acquisitions.

Outdoor Recreation Segment

   The following table sets forth Outdoor Recreation segment results:

                                                         1998     1997    1996
                                                        ------   ------  ------
                                                            (Dollars in
                                                             millions)
   Net sales........................................... $711.3   $665.3  $370.2
   Percentage increase.................................    6.9%    79.7%   61.6%
   Operating earnings.................................. $ 38.5   $ 62.6  $ 38.7
   Percentage (decrease) increase......................  (38.5)%   61.8%    0.3%
   Operating margin....................................    5.4%     9.4%   10.5%
   Capital expenditures................................ $ 33.3   $ 23.2  $ 12.2

   The above table includes a $9.2 million strategic charge recorded in 1998 and a $3.4 million strategic charge recorded in 1997. On a pro forma basis, excluding these charges, the Outdoor Recreation segment results for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                                           1998    1997   1996
                                                           -----   -----  -----
                                                              (Dollars in
                                                               millions)
   Operating earnings..................................... $47.7   $66.0  $38.7
   Percentage (decrease) increase......................... (27.7)%  70.5%   0.3%
   Operating margin.......................................   6.7%    9.9%  10.5%

   In 1998, Outdoor Recreation segment sales increased 6.9 percent to $711.3 million compared with $665.3 million in 1997. The gain primarily reflects higher revenues in the bicycle and ice chest and cooler businesses due to expanded distribution and new products. Offsetting this gain were decreased sales in the fishing tackle and camping equipment businesses caused by weak markets for those products, increased competition from Asian imports and retail inventory reductions.

   Operating earnings were $38.5 million in 1998 and $62.6 million in 1997, including strategic charges of $9.2 million in 1998 and $3.4 million in 1997. Excluding the strategic charges, operating earnings decreased 27.7 percent in 1998 to $47.7 million from $66.0 million in 1997. Excluding the strategic charges, operating margins decreased 3.2 points to 6.7 percent in 1998 due to the aforementioned sales volume declines in camping and fishing products, product mix changes and increased advertising spending.

   The Company continues to focus on cost reductions as well as investment in new product launches and aggressive marketing activities to improve sales in the fishing tackle and camping equipment businesses, and to continue expansion in the bicycle, ice chest and cooler businesses.

   Outdoor Recreation segment sales increased $295.1 million to $665.3 million in 1997, up from $370.2 million in 1996. The gain reflects $327.5 million of incremental sales contributed by the acquisitions discussed previously, which were partially offset by softness in demand for bicycle and camping products. Operating earnings increased 61.8 percent in 1997 to $62.6 million from $38.7 million in 1996. Excluding the strategic charge in 1997, operating earnings increased 70.5 percent to $66.0 million and operating margins decreased 0.6 points to 9.9 percent due to lower margins experienced in the acquired businesses, which more than offset integration benefits.

Indoor Recreation Segment

   The following table sets forth Indoor Recreation segment results:

                                                        1998     1997    1996
                                                       ------   ------  ------
                                                           (Dollars in
                                                            millions)
   Net sales.......................................... $691.0   $616.9  $515.1
   Percentage increase (decrease).....................   12.0%    19.8%   (4.9)%
   Operating earnings................................. $  3.8   $ 54.1  $ 47.4
   Percentage (decrease) increase.....................  (93.0)%   14.1%  295.0%
   Operating margin...................................    0.5%     8.8%    9.2%
   Capital expenditures............................... $ 47.9   $ 39.2  $ 40.5

   The above table includes a $50.8 million strategic charge recorded in 1998 and a $20.4 million strategic charge recorded in 1997. On a pro forma basis, excluding these charges, the Indoor Recreation segment results for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                                           1998    1997   1996
                                                           -----   -----  -----
                                                              (Dollars in
                                                               millions)
   Operating earnings..................................... $54.6   $74.5  $47.4
   Percentage (decrease) increase......................... (26.7)%  57.2% 295.0%
   Operating margin.......................................   7.9%   12.1%   9.2%

   Sales for the Indoor Recreation segment increased 12.0 percent to $691.0 million in 1998 compared with $616.9 million in 1997. The gain primarily reflects the incremental sales contributed by the fitness equipment businesses acquired in 1998 and 1997 that totaled $118.3 million, along with sales gains in the fitness equipment business due to increased health club memberships, strong growth in the European markets and expanded sales in the military, hospital and school channels. Partially offsetting these gains was a significant decline in bowling capital equipment sales resulting from the Asian economic situation.

   The Indoor Recreation segment reported operating earnings of $3.8 million in 1998 compared with $54.1 million in 1997, which includes strategic charges of $50.8 million in 1998 and $20.4 million in 1997. Excluding the strategic charges, operating earnings decreased 26.7 percent to $54.6 million in 1998 from $74.5 million in 1997. Operating margins, excluding the strategic charges, decreased to 7.9 percent in 1998 from 12.1 percent in 1997. The decline in operating earnings is primarily related to the decrease in bowling capital equipment sales resulting from the effects of the Asian economic situation and was partially offset by earnings gains in the fitness equipment business.

   Indoor Recreation segment sales increased $101.8 million or 19.8 percent to $616.9 million in 1997 from $515.1 million in 1996. This gain reflects $90.0 million of incremental sales contributed by the fitness equipment acquisitions as well as improved bowling center revenue.

   Operating earnings in 1997 were $54.1 million compared with $47.4 million in 1996. Excluding the $20.4 million strategic charge in 1997, operating earnings increased 57.2 percent to $74.5 million, and operating margins improved to 12.1 percent in 1997 from 9.2 percent in 1996. These improvements reflect the benefits from the fitness equipment business purchased in July 1997 and improved operating efficiencies in the bowling capital equipment business.

Boat Segment

   The following table sets forth Boat segment results:

                                                    1998      1997       1996
                                                  --------  --------   --------
                                                    (Dollars in millions)
   Net sales..................................... $1,333.7  $1,229.9   $1,159.5
   Percentage increase...........................      8.4%      6.1%      19.9%
   Operating earnings............................ $  112.9  $   70.0   $   92.5
   Percentage increase (decrease)................     61.3%    (24.3)%     27.6%
   Operating margin..............................      8.5%      5.7%       8.0%
   Capital expenditures.......................... $   48.8  $   52.4   $   43.7

   The above table includes a $14.1 million strategic charge recorded in 1997.
On a pro forma basis, excluding the 1997 charge, the Boat segment results for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                                    1998      1997       1996
                                                  --------  --------   --------
                                                    (Dollars in millions)
   Operating earnings............................ $  112.9  $   84.1   $   92.5
   Percentage increase (decrease)................     34.2%     (9.1)%     27.6%
   Operating margin..............................      8.5%      6.8%       8.0%

   In 1998, Boat segment sales increased 8.4 percent to $1,333.7 million compared with $1,229.9 million in 1997. The gain primarily reflects an improved sales mix of larger cruisers and yachts. These results were achieved while generally reducing field inventory levels.

   Operating earnings for the Boat segment totaled $112.9 million in 1998 versus $70.0 million in 1997. Operating earnings included a $15.0 million gain recorded in 1998 relating to a settlement with a boat dealer,

MarineMax, Inc., and a $14.1 million strategic charge recorded in 1997. Excluding these items, the segment's operating earnings were $97.9 million in 1998 compared with $84.1 million in 1997, an increase of 16.4 percent. Operating margins improved to 7.3 percent in 1998 from 6.8 percent in 1997, excluding the settlement and strategic charge, as a result of the improved sales mix of larger, higher margin cruisers and yachts that was partially offset by increased marketing spending.

   In 1997, Boat segment sales increased 6.1 percent to $1,229.9 million, up from $1,159.5 million in 1996, as the benefits of successful marketing programs and an improved sales mix of larger cruisers and yachts offset a decline in sales of small boats. Operating earnings for the Boat segment totaled $70.0 million in 1997 and $92.5 million in 1996. Excluding the $14.1 million 1997 strategic charge, operating earnings in 1997 were $84.1 million, a 9.1 percent decrease from prior-year levels. Operating margins, on a pre-strategic charge basis, declined to 6.8 percent in 1997 from 8.0 percent in 1996, reflecting the effects of lower sales volumes of small boats and new product start-up costs, along with the expensing of costs for business process re-engineering efforts performed in connection with systems development projects.

Marine Engine Segment

   The following table sets forth Marine Engine segment results:

                                                   1998      1997       1996
                                                 --------  --------   --------
                                                   (Dollars in millions)
   Net sales.................................... $1,482.5  $1,410.8   $1,377.7
   Percentage increase (decrease)...............      5.1%      2.4%      (1.4)%
   Operating earnings........................... $  222.2  $  124.3   $  168.0
   Percentage increase (decrease)...............     78.8%    (26.0)%      6.9%
   Operating margin.............................     15.0%      8.8%      12.2%
   Capital expenditures......................... $   66.4  $   67.7   $   61.5

   The above table includes a $60.6 million strategic charge recorded in 1997.
On a pro forma basis, excluding the 1997 charge, the Marine Engine segment results for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                                   1998      1997       1996
                                                 --------  --------   --------
                                                   (Dollars in millions)
   Operating earnings........................... $  222.2  $  184.9   $  168.0
   Percentage increase..........................     20.2%     10.1%       6.9%
   Operating margin.............................     15.0%     13.1%      12.2%

   In 1998, Marine Engine segment sales increased 5.1 percent to $1,482.5 million compared with $1,410.8 million in 1997. This gain primarily reflects strong consumer demand for new low-emission outboard engines, an improved mix of sterndrive engines and growth in sales of marine parts and accessories.

   Operating earnings were $222.2 million in 1998 and $124.3 million in 1997, including the $60.6 million strategic charge recorded in 1997. Excluding the 1997 strategic charge, operating earnings in 1998 increased 20.2 percent. Operating margins were 15.0 percent in 1998 compared with 8.8 percent in 1997,
13.1 percent excluding the charge. The improvement in operating margins reflects the benefits of cost management initiatives and actions taken in connection with the 1997 strategic charge, sales growth and an improved sales mix. These benefits more than offset the higher costs associated with the introduction of low-emission outboard engines.

   In 1997, sales improved 2.4 percent to $1,410.8 million, up from $1,377.7 million in 1996, as a result of increased sales of sterndrive and high-performance engines and marine parts and accessories. Operating earnings for the segment, including the $60.6 million strategic charge recorded in 1997, were $124.3 million in 1997 compared with $168.0 million in 1996. Excluding the strategic charge, operating earnings in 1997 increased 10.1 percent to $184.9 million. Operating margins, excluding the strategic charge, increased
0.9 points in 1997 to 13.1 percent, reflecting the benefits of effective cost management and an improved sales mix.

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

   Cash and cash equivalents totaled $126.1 million at the end of 1998 compared with $85.6 million in 1997. In 1998, net cash provided by operating activities of $429.0 million more than offset capital expenditures and other investing activities which totaled $237.5 million. The Company used this cash, along with short-term borrowings, to repurchase approximately 8.2 million shares of common stock for $159.9 million.

   Net cash provided by operating activities totaled $429.0 million in 1998, compared with $261.7 million in 1997 and $395.8 million in 1996. The primary components of net cash provided by operating activities include the Company's net earnings adjusted for non-cash revenues and expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels. The improvement between 1998 and 1997 reflected the favorable timing of income tax payments versus provisions between years, along with improved working capital cash flows. The Company also received one-time benefits from a settlement with a boat dealer, MarineMax, Inc., the favorable settlement of a lawsuit related to the divested Technical segment and a dividend from an equity investment that together totaled $40.1 million. The decrease between 1997 and 1996 reflected investments made in working capital by newly acquired businesses for seasonal needs and new-product introductions, partially offset by stronger operating results. Cash spending associated with the strategic charges totaled $34.1 million in 1998 and $16.1 million in 1997.

   During 1998, the Company invested $198.0 million in capital expenditures, compared with $190.5 million in 1997 and $169.9 million in 1996. In 1998, capital expenditures included $41.6 million related to company-wide systems upgrade projects, along with continued investments to achieve improved production efficiencies and product quality, growth from new products and expansion of existing product lines. In 1998, the Company invested $32.8 million to acquire 12 bowling centers and ParaBody, Inc. multi-station gyms, benches and racks. The Company invested $515.4 million in 1997 to acquire various businesses including Igloo coolers and ice chests, Mongoose bicycles, Hoppe's hunting accessories, Life Fitness and Hammer Strength fitness equipment and DBA Products bowling lane supplies. In 1996, the Company invested $360.6 million to acquire various businesses, including Roadmaster bicycles, American Camper and the Boston Whaler brand of boats. Management continues to evaluate acquisition opportunities to build the Company's active recreation business.

   Total debt at year end 1998 was $805.5 million versus $754.8 million at the end of 1997, reflecting increases in short-term commercial paper borrowings. Debt-to-capitalization ratios were 38.1 percent at December 31, 1998 and 36.5 percent at December 31, 1997.

   On October 1, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to seven million shares of the Company's outstanding common stock. During the fourth quarter, the Company completed the seven-million-share repurchase program for $127.7 million. On October 21, 1997, the Company announced a program to repurchase systematically up to five million shares of its common stock to offset shares the Company expects to issue under its stock option and other compensation plans. These repurchases will be funded with cash generated from operations and short-term borrowings, as required. The Company repurchased 1.2 million and 0.3 million shares for $32.2 million and $8.4 million in 1998 and 1997, respectively. A total of 3.5 million additional shares may be repurchased under this program, and the Company anticipates continuing this program in 1999.

   The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company has $400 million available under a long-term credit agreement with a group of banks (see Note 9-Debt). Under the terms of the long-term credit agreement, the Company has multiple borrowing options, and, if utilized, the borrowing rate, as calculated in accordance with the terms described in Note 9 to consolidated financial statements, would have been 5.26 percent at December 31, 1998. The Company also has $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. Management believes that these factors provide adequate sources of liquidity to meet its long-term and short-term needs.

   Refer to Note 6 to consolidated financial statements and the Legal Proceedings section below for disclosure of the potential cash requirements of legal and environmental proceedings. Additionally, the Company is involved in the process of litigating certain findings from Federal tax audits for the years 1990 and 1991 as described in Note 13 to consolidated financial statements. Should the IRS prevail in these proceedings, the Company may be required to pay up to $60 million for taxes due, plus accrued interest.

Legal Proceedings

   Five lawsuits, more fully described in Note 6 to the consolidated financial statements, are currently pending wherein it is claimed the Company violated various provisions of federal and state antitrust and state consumer protection laws in connection with its sales of MerCruiser sterndrive and inboard engines and its acquisitions of the Sea Ray and US Marine boat companies. In June 1998, an adverse verdict was reached in the first of these suits that was brought by a buying group of boat-builder customers whose purchases represent less than one-fifth of all direct sales of sterndrive and inboard engines to boat builders during the damage period relevant to that action. That verdict and resulting damage judgment of $133.2 million, after trebling, has been appealed and the Company believes the adverse judgment is likely to be reversed. Following the verdict, four additional suits have been filed seeking to rely on the allegations and findings of that verdict. The first purports to represent a class of all other boat-builder customers and seeks damages on the same model as the initial suit; the second was brought by the Company's principal competitor in the sterndrive engine business and claims damages in an unspecified amount; the third seeks to represent a class of all dealers that purchased sterndrive or inboard engines or boats equipped with such engines directly from the Company; and the fourth seeks to represent indirect purchasers from 17 jurisdictions of boats equipped with such engines. The Company is currently seeking to stay all of these actions pending the resolution of the appeal which is not likely to occur prior to the end of 1999. The Company is not presently able to reasonably estimate the ultimate outcome of these cases, and accordingly, no expense for either the judgment or related lawsuits has been recorded. If the adverse judgment is sustained after all appeals, and if the class actions proceed and are successful, the damages ultimately payable by the Company would have a material adverse affect on the Company's financial condition and results of operations.

Looking to the Future

   The Company's future performance will be influenced by a number of factors. Revenues and earnings may be affected by changes in domestic and international market conditions in active recreation, including the effect of economic conditions in Asia and South America on the Company's businesses. The Company will emphasize product innovation, line extensions and acquisitions, marketing initiatives and cost-management efforts to further enhance its financial performance. The Company will continue to benefit from the acquisitions completed in 1998, 1997 and 1996.

Capital Expenditures

   The Company has budgeted approximately $190 million for capital expenditures in 1999. In addition to necessary maintenance spending, the Company's emphasis remains on those projects that deliver innovative new products and drive manufacturing productivity. The 1999 capital expenditures budget also includes the continuation of the company-wide information systems upgrades that were initiated in 1997.

Engine Emissions Regulations

   U.S. Environmental Protection Agency (EPA) regulations that were finalized in 1996 require that certain exhaust emissions from gasoline marine outboard engines be reduced by 8.3 percent per year for nine years beginning with the 1998 model year. The Company has implemented a plan that meets the EPA compliance schedule. It includes both modifying automotive fuel-injection technology for marine use and converting certain two-cycle engines to four-cycle engines. Both of these technologies yield emission reductions on the order of 80 percent or better. The Company expects the percentage of low-emission engine sales to total Marine Engine segment sales to continue to increase. Costs associated with the introduction of low-emission engines will continue to have an adverse effect on Marine Engine segment operating margins.

   More recently, the California Air Resources Board (CARB) voted to adopt regulations more stringent than the EPA regulations. These regulations will bring forward the EPA targeted emissions reductions from 2006 to 2001. This affects new engines sold in California beginning with the model year 2001, with further emission reductions scheduled in 2004 and 2008. While the regulation language is not finalized, the targets established are not likely to change. The Company believes that its current implementation plan designed to meet the EPA exhaust emissions regulations will allow the Company to comply with the more stringent regulations as currently proposed by CARB. However, product-development costs are likely to be accelerated, which may adversely affect short-term results.

Year 2000

   In January 1998, the Company initiated a formal program to address the Year 2000 issue. The Year 2000 issue involves the inability of date-sensitive computer applications to process dates beyond the year 2000. The Company has established a Year 2000 Project Office to lead initiatives that address areas with the potential of having a major adverse effect on the business.

   The Company uses software and related technologies throughout its businesses and in certain of its products that will be affected by the Year 2000 issue. A comprehensive inventory and assessment of business systems and processes that may be affected by Year 2000 issues have been substantially completed. Key areas requiring priority focus are the Company's information
(IT) systems including financial, invoicing, order entry, purchasing, payroll, inventory management and production management systems along with IT systems infrastructure, as well as the Company's manufacturing and other non-IT systems.

   The Company is in the process of implementing its plan to address its IT and non-IT systems that includes a combination of replacement and remediation activities. This plan is expected to be substantially complete in June 1999. The Company's IT replacement projects, which are being done in connection with company-wide IT system upgrade projects, are approximately 65 to 70 percent complete and include financial and order-processing systems in certain businesses. The remaining IT systems are being addressed through remediation efforts, a majority of which have been completed. The Company's testing activities will include system testing, unit testing and Year 2000 multiple-date testing. Testing efforts are ongoing, with an expected finish date for substantially all IT systems in June 1999. Replacement and remediation of non-IT systems is also ongoing, with a targeted finish date of June 1999 for substantially all such systems.

   An inventory and assessment of the technology incorporated into the Company's products is substantially complete. Key areas of focus include bowling products consisting of electronic scorers and bowling center management systems. The Company is currently taking steps to address these products on a case-by-case basis. This process is expected to be completed by June 1999. The Company is assessing the Year 2000 readiness of its critical customers and suppliers and has sent letters inquiring as to their Year 2000 readiness. The Company will perform additional procedures, which may include interviews and on-site visits, to evaluate risks associated with third parties and will consider these risks in establishing its contingency plans.

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

   The Company is developing contingency plans to mitigate the potential disruptions that may result from the Year 2000 issue. These plans may include shifting from replacement to remediation activities for IT systems, securing alternative sources for key suppliers of materials and services, investing in safety stocks of key raw materials and finished goods and other measures considered appropriate by management. Once developed and approved, contingency plans and the related cost estimates will be continually refined as additional information becomes available. The Company expects to substantially complete its contingency plans by April 1999, with implementation as required during the latter half of 1999.

   The costs of remediating existing software and other Year 2000-related expenses have been determined and are expected to total approximately $15 million to $18 million. The Company has expensed approximately $10 million of costs since the Year 2000 assessment process began in 1997. The majority of this amount was expensed in 1998. Costs associated with the company-wide systems upgrade project, which are included in the Company's capital expenditures, totaled approximately $41.6 million in 1998 and are expected to be substantially less in 1999.

   The foregoing discussion regarding the Year 2000 project timing, effectiveness, implementation and costs is based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of resources, the readiness of third parties and the Company's ability to respond to unforeseen Year 2000 compliance issues.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning June 15, 1999 (March 31, 2000, for the Company). The Company is assessing the effect of SFAS 133 and currently believes it will not have a material effect on its earnings or financial position.

Forward Looking Statements

   Certain statements in this Annual Report are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Report. These risks include, but are not limited to, the effect of economic conditions in Asia and South America; the ability to complete planned strategic initiatives in the time estimated; inventory adjustments by major retailers; competitive pricing pressures; the success of marketing and cost-management programs; adverse weather conditions retarding sales of outdoor recreation products; Year 2000 issues including the effectiveness of the Company's remediation and replacement initiatives, the readiness of third parties including customers and suppliers and the Company's ability to complete the information systems initiatives within the time and cost estimated; the outcome of pending litigation; and shifts in market demand for the Company's products.

Risk Management

   The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company's management. The Company does not use financial instruments for trading or speculative purposes.

   The Company uses foreign currency forward and option contracts to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. The

Company's principal currency exposures relate to the Taiwanese dollar, Japanese yen, Canadian dollar, European currencies and the Australian dollar. Hedging of an asset or liability is accomplished through the use of financial instruments as the gain or loss on the hedging instrument offsets the gain or loss on the asset or liability. Hedging of anticipated transactions is accomplished with financial instruments as the realized gain or loss occurs on or near the maturity date of the anticipated transaction.

   The Company uses interest-rate swap agreements to mitigate the effect of changes in interest rates on the Company's investments and borrowings. The Company's net exposure to interest-rate risk primarily consists of fixed-rate instruments. Interest-rate risk management is accomplished through the use of interest-rate swaps and floating-rate instruments that are benchmarked to U.S. and European short-term money market interest rates.

   Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements to manage fluctuations in prices of anticipated purchases of certain raw materials.

   The Company uses a value-at-risk (VAR) computation to estimate the maximum potential one-day reduction in the fair market value of its interest rate-sensitive financial instruments and to estimate the maximum one-day reduction in pretax earnings related to its foreign currency, interest rate and commodity price-sensitive derivative financial instruments. The VAR computation includes the Company's debt; foreign currency forwards and options; interest rate swap agreements; and commodity swap agreements.

   The amounts shown below represent the estimated potential loss that the Company could incur from adverse changes in foreign exchange rates, interest rates or commodity prices using the VAR estimation model. The VAR model uses the variance-covariance statistical modeling technique and uses historical foreign exchange rates, interest rates and commodity prices to estimate the volatility and correlation of these rates and prices in future periods. It estimates a loss in fair market value using statistical modeling techniques and includes substantially all market risk exposures. The estimated potential losses shown in the table below have no effect on the Company's results of operations or financial condition.

                                                     Amount     Time  Confidence
 Risk Category                                     in Millions Period   Level
 -------------                                     ----------- ------ ----------
Foreign exchange..................................    $0.1     1 day      95%
Interest rates....................................    $5.2     1 day      95%
Commodity prices..................................    $ --     1 day      95%

   The 95 percent confidence level signifies the Company's degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown disregard the possibility that interest rates, foreign currency exchange rates and commodity prices could move in the Company's favor. The VAR model assumes that all movements in rates and commodity prices will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brunswick Corporation:

   We have audited the accompanying consolidated balance sheets of Brunswick Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as whole.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois
January 27, 1999
(except with respect to the matters discussed in Note 6, as to which the dates are February 10, 1999 and February 16, 1999)

                             BRUNSWICK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     For the Years Ended
                                                         December 31
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                   (In millions, except per
                                                         share data)
Net sales........................................ $3,945.2  $3,657.4  $3,160.3
Cost of sales....................................  2,859.1   2,622.4   2,285.0
Cost of sales--strategic charge..................      --       15.6       --
Selling, general and administrative expense......    598.4     576.3     484.0
Research and development expense.................     87.5      89.4      86.5
Strategic charges................................     60.0      82.9       --
                                                  --------  --------  --------
    Operating earnings...........................    340.2     270.8     304.8
                                                  --------  --------  --------
Interest expense.................................    (62.7)    (51.3)    (33.4)
Other income.....................................      6.3      16.7      18.9
                                                  --------  --------  --------
    Earnings before income taxes.................    283.8     236.2     290.3
Income tax provision.............................    105.2      85.0     104.5
                                                  --------  --------  --------
    Earnings from continuing operations..........    178.6     151.2     185.8
Cumulative effect of change in accounting
 principle.......................................      --       (0.7)      --
Gain from discontinued operations................      7.7       --        --
                                                  --------  --------  --------
    Net earnings................................. $  186.3  $  150.5  $  185.8
                                                  ========  ========  ========
Basic earnings per common share
  Earnings from continuing operations............ $   1.82  $   1.52  $   1.89
  Cumulative effect of change in accounting
   principle.....................................      --       (.01)      --
  Gain from discontinued operations..............      .08       --        --
                                                  --------  --------  --------
    Net earnings................................. $   1.90  $   1.52  $   1.89
                                                  ========  ========  ========
Average shares used for computation of basic
 earnings per share..............................     98.3      99.2      98.3
Diluted earnings per common share
  Earnings from continuing operations............ $   1.80  $   1.51  $   1.88
  Cumulative effect of change in accounting
   principle.....................................      --       (.01)      --
  Gain from discontinued operations..............      .08       --        --
                                                  --------  --------  --------
    Net earnings................................. $   1.88  $   1.50  $   1.88
                                                  ========  ========  ========
Average shares used for computation of diluted
 earnings per share..............................     99.0     100.3      98.8


        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             As of December 31
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                                (Dollars in
                                                                 millions,
                                                             except per share
                                                                   data)
Current assets
Cash and cash equivalents, at cost, which approximates
 market....................................................  $  126.1  $   85.6
Accounts and notes receivable, less allowances of $22.5 and
 $20.7.....................................................     420.8     434.9
Inventories
 Finished goods............................................     383.6     313.4
 Work-in-process...........................................     141.3     139.4
 Raw materials.............................................     120.6     113.5
                                                             --------  --------
  Net inventories..........................................     645.5     566.3
                                                             --------  --------
Prepaid income taxes.......................................     208.7     210.7
Prepaid expenses...........................................      53.3      46.0
Income tax refunds receivable..............................       --       22.5
                                                             --------  --------
   Current assets..........................................   1,454.4   1,366.0
                                                             --------  --------
Property
 Land......................................................      72.0      68.7
 Buildings.................................................     412.0     425.8
 Equipment.................................................     950.9     830.8
                                                             --------  --------
  Total land, buildings and equipment......................   1,434.9   1,325.3
 Accumulated depreciation..................................    (699.0)   (656.7)
                                                             --------  --------
  Net land, buildings and equipment........................     735.9     668.6
 Unamortized product tooling costs.........................     109.2     114.4
                                                             --------  --------
   Net property............................................     845.1     783.0
                                                             --------  --------
Other assets
 Goodwill..................................................     718.9     726.4
 Other intangibles.........................................     101.6     115.8
 Investments...............................................      71.2      87.5
 Other long-term assets....................................     160.3     162.7
                                                             --------  --------
  Other assets.............................................   1,052.0   1,092.4
                                                             --------  --------
   Total assets............................................  $3,351.5  $3,241.4
                                                             ========  ========

        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            As of December 31
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                               (Dollars in
                                                                millions,
                                                            except per share
                                                                  data)
Current liabilities
Short-term debt, including current maturities of long-term
 debt......................................................    170.1     109.3
Accounts payable...........................................    286.1     252.9
Accrued expenses...........................................    574.6     586.0
Accrued income taxes.......................................      5.6       --
                                                            --------  --------
 Current liabilities.......................................  1,036.4     948.2
                                                            --------  --------
Long-term debt
 Notes, mortgages and debentures...........................    635.4     645.5
                                                            --------  --------
Deferred items
 Income taxes..............................................    165.1     144.3
 Postretirement and postemployment benefits................    141.1     137.3
 Compensation and other....................................     62.2      51.1
                                                            --------  --------
  Deferred items...........................................    368.4     332.7
                                                            --------  --------
Common shareholders' equity
Common stock; authorized: 200,000,000 shares, $.75 par
 value; issued: 102,538,000 shares.........................     76.9      76.9
Additional paid-in capital.................................    311.5     308.2
Retained earnings..........................................  1,189.5   1,052.2
Treasury stock, at cost 10,669,000 shares and 3,057,000
 shares....................................................   (204.7)    (59.0)
Unamortized ESOP expense and other.........................    (56.1)    (63.1)
Accumulated other comprehensive income.....................     (5.8)     (0.2)
                                                            --------  --------
 Common shareholders' equity...............................  1,311.3   1,315.0
                                                            --------  --------
    Total liabilities and shareholders' equity............. $3,351.5  $3,241.4
                                                            ========  ========

        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                            December 31
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                           (In millions)
Cash flows from operating activities
Net earnings........................................  $ 186.3  $ 150.5  $ 185.8
Depreciation and amortization.......................    159.7    156.9    129.7
Changes in noncash current assets and current
 liabilities:
  Change in accounts and notes receivable...........     18.4    (57.1)   (26.9)
  Change in inventories.............................    (77.9)   (55.6)    24.2
  Change in prepaid expenses........................     (7.1)   (11.9)     2.4
  Change in accounts payable........................     31.2     25.9     11.7
  Change in accrued expenses........................    (41.3)   (40.9)     3.6
Income taxes........................................     59.4     (1.5)    35.2
Dividends received from equity investments..........     19.0      6.3     24.5
Strategic charges...................................     60.0     98.5      --
Other, net..........................................     21.3     (9.4)     5.6
                                                      -------  -------  -------
    Net cash provided by operating activities.......    429.0    261.7    395.8
                                                      -------  -------  -------
Cash flows from investing activities
Acquisitions of businesses..........................    (32.8)  (515.4)  (360.6)
Unrestricted cash held for acquisition of Igloo
 Holdings, Inc......................................      --     143.0   (143.0)
Capital expenditures................................   (198.0)  (190.5)  (169.9)
Proceeds from businesses disposed...................      --       --      24.1
Investments in marketable securities................      --       3.6      7.6
Payments advanced for long-term supply arrangements.     (6.5)   (12.3)   (44.9)
Other, net..........................................     (0.2)     9.1    (12.3)
                                                      -------  -------  -------
    Net cash used for investing activities..........   (237.5)  (562.5)  (699.0)
                                                      -------  -------  -------
Cash flows from financing activities
Net proceeds from issuances of short-term commercial
 paper and other short-term debt....................     62.1     94.9      --
Net proceeds from issuances of long-term debt.......      --     198.6    248.2
Payments of long-term debt..........................    (11.4)  (107.4)    (5.8)
Cash dividends paid.................................    (49.0)   (49.6)   (49.3)
Stock repurchases...................................   (159.9)    (8.4)     --
Stock options exercised.............................      7.2     19.3      4.3
Other, net..........................................      --       0.5      --
                                                      -------  -------  -------
    Net cash (used for) provided by financing
     activities.....................................   (151.0)   147.9    197.4
                                                      -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................     40.5   (152.9)  (105.8)
Cash and cash equivalents at beginning of year......     85.6    238.5    344.3
                                                      -------  -------  -------
Cash and cash equivalents at end of year............  $ 126.1  $  85.6  $ 238.5
                                                      -------  -------  -------
Supplemental cash flow disclosures
Interest paid.......................................  $  59.0  $  44.9  $  32.7
Income taxes paid, net..............................     50.6     86.6     69.3
Treasury stock issued for compensation plans and
 other..............................................     17.1     30.6     11.8

        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                Unamortized     Other
                                 Additional                        ESOP      accumulated
                          Common  paid-in   Retained  Treasury    expense   comprehensive
                          stock   capital   earnings   stock     and other     income      Total
                          ------ ---------- --------  --------  ----------- ------------- --------
                                       (Dollars in millions, except per share data)
Balance, December 31,
 1995...................  $76.9    $299.4   $  814.8  $ (85.0)    $(73.3)       $10.3     $1,043.1
                          -----    ------   --------  -------     ------        -----     --------
Comprehensive income
 Net earnings...........    --        --       185.8      --         --           --         185.8
 Currency translation
  adjustments...........    --        --         --       --         --          (2.5)        (2.5)
 Other comprehensive
  income................    --        --         --       --         --           3.4          3.4
                          -----    ------   --------  -------     ------        -----     --------
 Total comprehensive
  income--1996..........    --        --       185.8      --         --           0.9        186.7
Dividends ($.50 per
 common share)..........    --        --       (49.3)     --         --           --         (49.3)
Compensation plans and
 other..................    --        2.6        --       9.6       (0.9)         --          11.3
Deferred compensation--
 ESOP...................    --        --         --       --         5.9          --           5.9
                          -----    ------   --------  -------     ------        -----     --------
Balance, December 31,
 1996...................  $76.9    $302.0   $  951.3  $ (75.4)    $(68.3)       $11.2     $1,197.7
                          -----    ------   --------  -------     ------        -----     --------
Comprehensive income
 Net earnings...........    --        --       150.5      --         --           --         150.5
 Currency translation
  adjustments...........    --        --         --       --         --         (11.1)       (11.1)
 Other comprehensive
  income................    --        --         --       --         --          (0.3)        (0.3)
                          -----    ------   --------  -------     ------        -----     --------
 Total comprehensive
  income--1997..........    --        --       150.5      --         --         (11.4)       139.1
Dividends ($.50 per
 common share)..........    --        --       (49.6)     --         --           --         (49.6)
Compensation plans and
 other..................    --        6.2        --      24.8       (1.2)         --          29.8
Deferred compensation--
 ESOP...................    --        --         --       --         6.4          --           6.4
Stock repurchased.......    --        --         --      (8.4)       --           --          (8.4)
                          -----    ------   --------  -------     ------        -----     --------
Balance, December 31,
 1997...................  $76.9    $308.2   $1,052.2  $ (59.0)    $(63.1)       $(0.2)    $1,315.0
                          -----    ------   --------  -------     ------        -----     --------
Comprehensive income
 Net earnings...........    --        --       186.3      --         --           --         186.3
 Currency translation
  adjustments...........    --        --         --       --         --          (1.1)        (1.1)
 Other comprehensive
  income................    --        --         --       --         --          (4.5)        (4.5)
                          -----    ------   --------  -------     ------        -----     --------
 Total comprehensive
  income--1998..........    --        --       186.3      --         --          (5.6)       180.7
Stock repurchased.......    --        --         --    (159.9)       --           --        (159.9)
Dividends ($.50 per
 common share)..........    --        --       (49.0)     --         --           --         (49.0)
Compensation plans and
 other..................    --        3.3        --      14.2        0.1          --          17.6
Deferred compensation--
 ESOP...................    --        --         --       --         6.9          --           6.9
                          -----    ------   --------  -------     ------        -----     --------
Balance, December 31,
 1998...................  $76.9    $311.5   $1,189.5  $(204.7)    $(56.1)       $(5.8)    $1,311.3
                          =====    ======   ========  =======     ======        =====     ========

        The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

   Principles of consolidation. The Company's consolidated financial statements include the accounts of its significant domestic and foreign subsidiaries, after eliminating transactions between Brunswick Corporation and such subsidiaries. Investments in certain affiliates are reported using the equity method. Additionally, certain previously reported amounts have been reclassified to conform with current-year presentations.

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

   Inventories. Approximately 63 percent of the Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market (replacement cost or net realizable value). Inventories valued at last-in, first-out (LIFO) cost were $79.1 million and $83.7 million lower than the FIFO cost of inventories at December 31, 1998 and 1997, respectively. Inventory cost includes material, labor and manufacturing overhead.

   Property. Property, including major improvements and product tooling costs, is recorded at cost. Maintenance and repair costs are charged against results of operations as incurred. Depreciation is charged against results of operations over the estimated service lives of the related assets, principally using the straight-line method.

   Software development costs. The Company expenses all software development and implementation costs incurred until the Company has determined that the software will result in probable future economic benefit and management has committed to funding the project. Once this is determined, external direct cost of material and services, payroll-related costs of employees working on the project and related interest costs incurred during the application development stage are capitalized. These capitalized costs are generally amortized over periods of up to seven years, beginning when the system is placed in service. Training costs and costs to re-engineer business processes are expensed as incurred.

   Intangibles. The excess of cost over net assets of businesses acquired is recorded as goodwill and amortized using the straight-line method over its estimated useful life, principally 40 years. Accumulated amortization was $79.9 million and $59.4 million at December 31, 1998 and 1997, respectively. The costs of other intangible assets are amortized over their expected useful lives using the straight-line method. Accumulated amortization was $326.2 million and $317.0 million at December 31, 1998 and 1997, respectively.

   Long-lived assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

   Advertising and marketing costs. Advertising and marketing costs are generally expensed as incurred.

   Revenue recognition. Revenue from product sales is recognized in accordance with terms of sale, generally upon shipment to customers. Provisions for discounts and rebates to customers, warranties, returns and other adjustments are provided for in the same period the related sales are recorded.

                             BRUNSWICK CORPORATION

   Comprehensive income. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no effect on the Company's net earnings or shareholders' equity. Accumulated other comprehensive income includes currency translation adjustments, unrealized gains and losses on investments and minimum pension liability adjustments.

   Change in accounting principle. In 1997, the Company adopted the consensus reached in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 97-13 requiring that the cost of business process re-engineering associated with internal-use software development activities be expensed as incurred. The remaining unamortized portion of previously capitalized costs for these activities of $1.1 million ($0.7 million after tax) was written off and reported as a cumulative effect of a change in accounting principle in 1997.

   Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company's management and are not used for trading or speculative purposes.

   Forward exchange contracts generally are not accounted for as hedges, and as such, unrealized gains and losses are recognized and included in other income. When realized, gains and losses are reclassified from other income and recognized primarily as a component of cost of sales. The interest rate differential to be paid or received under interest rate swap agreements is recognized over the lives of the agreements as an adjustment of net earnings. Under commodity swap agreements, which are accounted for as hedges, the Company receives or makes payments based on the differential between a specified price and the market price of the commodity. The Company records the payments when received or made against cost of sales and does not have a carrying value recorded.

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

2. Earnings per Common Share

   Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires presentation of basic and diluted earnings per common share. There is no difference in the earnings used to compute the Company's basic and diluted earnings per share. The difference in the average shares of common stock outstanding used to compute basic and diluted earnings per share is caused by potential common stock relating to employee stock options. The average shares of potential common stock was 0.7 million, 1.1 million and 0.5 million in 1998, 1997 and 1996, respectively.

3. Segment Information

   The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective December 31, 1998. Adoption of this Statement required the Company to change the disclosure of operating segment information, but did not require significant changes in the way geographic information was disclosed.

                             BRUNSWICK CORPORATION

   The Company is a multinational marketer and manufacturer of branded consumer products designed for outdoor and indoor active recreation participants, primarily in fishing, camping, biking, bowling, billiards, fitness equipment and pleasure boating. The Company reports in four operating segments: Outdoor Recreation, Indoor Recreation, Boat and Marine Engine.

   Within the Outdoor Recreation segment, the Company manufactures and markets fishing products, including fishing reels and reel/rod combinations, trolling motors and other fishing accessories; camping products, including tents, sleeping bags, backpacks, cookware and other accessories; a complete line of ice chests, beverage coolers and thermoelectric products; bicycles and hunting accessories. These products are primarily manufactured in plants throughout the United States and, in some cases, sourced from or manufactured in foreign locations. Fishing, camping, and cooler products and bicycles are predominantly sold in the United States and are distributed primarily through mass merchants, sporting goods stores and specialty shops. One mass merchant customer comprised 43 percent, 37 percent and 34 percent of the segment's sales in 1998, 1997 and 1996, respectively.

   Within the Indoor Recreation segment, the Company manufactures and markets fitness equipment including treadmills, cross-training equipment, stationary bikes and weight training equipment; bowling capital equipment, including lanes, pinsetters, and automatic scorers; bowling balls and other accessories; and billiards tables and accessories; and operates bowling and family entertainment centers. These products are primarily manufactured in plants throughout the United States and, in some cases, sourced from or manufactured in foreign locations. Bowling balls and billiards equipment are predominantly sold in the United States and are distributed primarily through mass merchants, sporting goods stores and specialty shops. Bowling capital equipment is sold through a direct sales force into the United States and foreign markets, primarily Europe and Asia. Fitness equipment is sold primarily in the United States and Europe to health clubs, military, government, corporate and university facilities and high-end consumer markets.

   The Boat segment includes a complete line of pleasure boats including runabouts, cruisers, yachts, high-performance boats and offshore fishing boats, which are marketed through dealers. The segment's boat plants are located in the United States and sales are primarily in the United States.

   The Marine Engine segment manufactures outboard, sterndrive and inboard engines, and marine parts and accessories, which are sold directly to boat builders or through dealers worldwide. The Company's engine manufacturing plants are located primarily in the United States. Marine Engine sales are primarily in the United States.

   Information as to the operations of the Company's four operating segments is set forth below:

Operating Segments

                                                                                  Assets of continuing
                             Sales to customers         Operating earnings             operations
                         ----------------------------  ----------------------  --------------------------
                           1998      1997      1996     1998    1997    1996     1998     1997     1996
                         --------  --------  --------  ------  ------  ------  -------- -------- --------
                                                       (In millions)
Outdoor Recreation...... $  711.3  $  665.3  $  370.2  $ 38.5  $ 62.6  $ 38.7  $  850.8 $  794.7 $  521.6
Indoor Recreation.......    691.0     616.9     515.1     3.8    54.1    47.4     759.9    726.1    305.2
Boat....................  1,333.7   1,229.9   1,159.5   112.9    70.0    92.5     567.4    579.1    563.4
Marine Engine...........  1,482.5   1,410.8   1,377.7   222.2   124.3   168.0     669.0    628.0    631.9
Corporate/other.........   (273.3)   (265.5)   (262.2)  (37.2)  (40.2)  (41.8)    504.4    513.5    780.3
                         --------  --------  --------  ------  ------  ------  -------- -------- --------
 Total.................. $3,945.2  $3,657.4  $3,160.3  $340.2  $270.8  $304.8  $3,351.5 $3,241.4 $2,802.4
                         ========  ========  ========  ======  ======  ======  ======== ======== ========

                             BRUNSWICK CORPORATION

                                                  Depreciation          Research &
                         Capital expenditures    & amortization    development expense
                         -------------------- -------------------- --------------------
                          1998   1997   1996   1998   1997   1996   1998   1997   1996
                         ------ ------ ------ ------ ------ ------ ------ ------ ------
                                                 (In millions)
Outdoor Recreation...... $ 33.3 $ 23.2 $ 12.2 $ 24.3 $ 24.2 $ 10.1 $  3.6 $  3.3 $  2.6
Indoor Recreation.......   47.9   39.2   40.5   38.0   27.8   21.9   16.6   11.2    8.5
Boat....................   48.8   52.4   43.7   46.1   52.1   48.0   17.6   15.3   15.3
Marine Engine...........   66.4   67.7   61.5   49.8   50.4   47.3   49.7   59.6   60.1
Corporate...............    1.6    8.0   12.0    1.5    2.4    2.4    --     --     --
                         ------ ------ ------ ------ ------ ------ ------ ------ ------
 Total.................. $198.0 $190.5 $169.9 $159.7 $156.9 $129.7 $ 87.5 $ 89.4 $ 86.5
                         ====== ====== ====== ====== ====== ====== ====== ====== ======

Geographic Segments

                                                         Assets of continuing
                               Sales to customers             operations
                           -------------------------- --------------------------
                             1998     1997     1996     1998     1997     1996
                           -------- -------- -------- -------- -------- --------
                                               (In millions)
United States............. $3,138.4 $2,794.3 $2,376.1 $2,562.5 $2,456.7 $1,799.2
Foreign...................    806.8    863.1    784.2    284.6    271.2    222.9
Corporate.................      --       --       --     504.4    513.5    780.3
                           -------- -------- -------- -------- -------- --------
 Total.................... $3,945.2 $3,657.4 $3,160.3 $3,351.5 $3,241.4 $2,802.4
                           ======== ======== ======== ======== ======== ========

   The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, other expenses and income of a non-operating nature, and provisions for income taxes. Corporate assets consist primarily of cash and marketable securities, prepaid income taxes, pension assets and investments in unconsolidated affiliates. The 1998 operating earnings of the Outdoor Recreation and Indoor Recreation segments include a strategic charge of $9.2 million and $50.8 million, respectively. The 1998 Boat segment operating earnings include a $15.0 million gain from a settlement with a boat dealer, MarineMax, Inc. The 1997 operating earnings of the Outdoor Recreation, Indoor Recreation, Boat and Marine Engine segments include a strategic charge of $3.4 million, $20.4 million, $14.1 million and $60.6 million, respectively.

4. Strategic Charges

   During the third quarter of 1998, the Company recorded a pretax charge of $60.0 million ($41.4 million after tax) in the Indoor and Outdoor Recreation segments to cover costs associated with strategic initiatives designed to streamline operations and enhance operating efficiencies in response to the effect of the economic situation in Asia and other emerging markets on its businesses. These strategic actions included exiting and disposing of 15 retail bowling centers in Asia, Brazil and Europe; rationalizing manufacturing of bowling equipment, including closing a pinsetter manufacturing plant in China, accelerating the shutdown of a pinsetter manufacturing plant in Germany and exiting the manufacture of electronic scorers and components; closing bowling sales offices and administrative offices in four countries; and rationalizing the manufacture and distribution of outdoor recreation products including the consolidation of certain North American manufacturing operations and closing seven domestic distribution warehouses. These actions were substantially completed during 1998.

   The components of the 1998 strategic charge include lease termination costs, severance costs, other incremental costs and asset disposition costs. Lease termination costs of $11.3 million consist primarily of costs to exit leased international bowling facilities as well as distribution and warehouse facilities of the Outdoor Recreation segment. Severance costs of $10.6 million relate to the termination of approximately 750 employees in the Company's bowling businesses and 330 employees in the Company's Outdoor Recreation segment. During

                             BRUNSWICK CORPORATION

1998, the Company completed approximately 68 percent of the severance actions. Other incremental costs of $9.3 million include contract termination costs related to the manufacture and sale of bowling equipment; cleanup, holding and shutdown costs related to the closing of domestic distribution warehouses and manufacturing facilities; and legal costs. Asset disposition costs of $28.8 million primarily relate to the write-down of facilities and equipment at international bowling centers in the Indoor Recreation segment and manufacturing facilities in the Outdoor Recreation segment. As of December 31 and September 30, 1998, these assets had a gross carrying value of approximately $29.3 million and $35.2 million, respectively. The Company plans to complete the sale of these assets in 1999, and as of December 31 and September 30, 1998, the estimated sales value of these assets, net of related costs to sell, was $4.6 million and $6.4 million, respectively.

   During the third quarter of 1997, the Company announced strategic initiatives to streamline its operations and improve global manufacturing costs. The initiatives included terminating development efforts on a line of personal watercraft; closing boat plant manufacturing facilities in Ireland and Oklahoma; centralizing European marketing and customer service in the Marine Engine segment; rationalizing manufacturing of bowling equipment including the shutdown of a pinsetter manufacturing plant in Germany and outsourcing the manufacture of certain components in the Company's bowling division; consolidating fishing reel manufacturing; and other actions directed at manufacturing rationalization, product profitability improvements and general and administrative expense efficiencies. These actions were substantially completed during 1998.

   In the third quarter of 1997, the Company recorded a pretax charge of $98.5 million ($63.0 million after tax) to cover exit costs related to these actions. The charge consisted of $3.4 million recorded in the Outdoor Recreation segment, $20.4 million recorded in the Indoor Recreation segment, $14.1 million recorded in the Boat segment, and $60.6 million recorded in the Marine Engine segment.

   These actions included termination of approximately 900 hourly and salaried employees and severance and related benefits totaling $32.6 million. During 1998, the Company substantially completed the severance actions of both hourly and salaried employees. Asset disposition costs consist of the write-down of facilities and equipment related to the development of a line of personal watercraft, boat manufacturing facilities in Ireland and Oklahoma and an international pinsetter plant. As of December 31, 1998 and September 30, 1997, these assets had a gross carrying value of approximately $11.6 million and $30.1 million, respectively, with an estimated sales value approximating the related cost to sell at December 31, 1998, and an estimated sales value less cost to sell of $3.7 million as of September 30, 1997. The Company plans to complete the sale of these assets in 1999. Product and inventory writedowns related to exit activities were $15.6 million. Other incremental costs related to exit activities were $23.9 million.

   The Company's accrued expense balances relating to the 1998 and 1997 strategic charges as of December 31, 1998 and 1997, were as follows (in millions):

                                       1997                            1998
                          ------------------------------- -------------------------------
                          Strategic                       Strategic
                           Charge   Spending December 31,  Charge   Spending December 31,
                          --------- -------- ------------ --------- -------- ------------
Severance...............    $32.6    $ (9.4)    $23.2       $10.6    $(17.7)    $16.1
Lease termination.......      --        --        --         11.3      (0.7)     10.6
Other incremental costs.     23.9      (6.7)     17.2         9.3     (15.7)     10.8
                            -----    ------     -----       -----    ------     -----
  Total.................    $56.5    $(16.1)    $40.4       $31.2    $(34.1)    $37.5
                            =====    ======     =====       =====    ======     =====

5. Acquisitions

   On January 3, 1997, the Company acquired the stock of Igloo Holdings, Inc., the leading manufacturer and marketer of coolers and ice chests, for approximately $152.1 million in cash, which included $9.8 million paid

                             BRUNSWICK CORPORATION
to certain management employees under stock option arrangements that existed prior to acquisition. On April 28, 1997, the Company purchased for approximately $20.9 million the inventory and trademarks of the Mongoose bicycle and parts business of Bell Sports Corporation. These operations have been included as part of the Outdoor Recreation segment.

   On July 9, 1997, the Company purchased substantially all of the facilities, equipment, inventory and other assets of Life Fitness, a designer, manufacturer and marketer of the leading global brand of computerized cardiovascular and strength training fitness equipment for commercial use. The purchase price was approximately $314.9 million after post-closing adjustments, of which $12.8 million has been deferred pursuant to an incentive compensation plan in connection with the waiver of employee stock options granted by Life Fitness. Life Fitness has been included as part of the Indoor Recreation segment.

   In January 1997, the Company received an $8.2 million payment from Roadmaster Industries, Inc. in settlement of the final purchase price adjustment on the bicycle business purchased in September 1996, which reduced the final cash consideration paid for the business to $190.2 million. Roadmaster has been included as part of the Outdoor Recreation segment. Other acquisitions in 1996 included the purchase of the Nelson/Weather-Rite camping division (now American Camper) of Roadmaster Industries, Inc. on March 8, 1996, for $119.2 million and the Boston Whaler brand of boats from Meridian Sports on May 31, 1996, for $26.6 million. American Camper and Boston Whaler have been included in the Outdoor Recreation and Boat segments, respectively. Cash consideration paid for other acquisitions totaled $32.8 million in 1998, $48.5 million in 1997 and $16.4 million in 1996.

   The acquisitions were accounted for as purchases and resulted in goodwill of $10.7 million, $388.5 million and $241.6 million in 1998, 1997 and 1996, respectively, that will be amortized using the straight-line method over its estimated useful life, principally 40 years. The assets and liabilities of the acquired companies have been recorded in the Company's consolidated financial statements at their estimated fair values at the acquisition dates. The operating results of each acquisition are included in the Company's results of operations since the date of acquisition.

6. Commitments and Contingencies

   Financial Commitments. The Company has entered into agreements, which are customary in the marine industry, that provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Repurchases and losses incurred under these agreements have not had, and are not expected to have, a significant effect on the Company's results of operations. The maximum potential repurchase commitments at December 31, 1998 and 1997, were approximately $179.0 million and $221.0 million, respectively.

   The Company also has various agreements with financial institutions that provide limited recourse on marine and bowling capital equipment sales. Recourse losses have not had, and are not expected to have, a significant effect on the Company's results of operations. The maximum potential recourse liabilities outstanding under these programs at December 31, 1998 and 1997, were approximately $44.0 million and $42.0 million, respectively.

   The Company had outstanding standby letters of credit and financial guarantees of approximately $174.0 million and $25.0 million at December 31, 1998 and 1997, respectively, representing conditional commitments whereby the Company guarantees performance to a third party. This increase is primarily attributable to a $133.2 million surety bond issued in 1998 to secure damages awarded in a jury verdict in a suit brought in December 1995 by Independent Boat Builders, Inc. while the Company pursues its appeal of the entry of judgment on the adverse verdict as further discussed below.

                             BRUNSWICK CORPORATION

   The majority of the remaining commitments includes guarantees of premium payment under certain of the Company's insurance programs and other guarantees issued in the ordinary course of business.

   Legal and Environmental. The Company is subject to certain legal and environmental proceedings and claims which have arisen in the ordinary course of its business.

   On June 19, 1998, a jury awarded $44.4 million in damages in a suit brought in December 1995 by Independent Boat Builders, Inc., a buying group of boat manufacturers and 22 of its members. The lawsuit, Concord Boat Corporation, et al. v. Brunswick Corporation (Concord), was filed in the United States District Court for the Eastern District of Arkansas, and alleged that the Company unlawfully monopolized, unreasonably restrained trade in, and made acquisitions that substantially lessened competition in the market for sterndrive and inboard marine engines in the United States and Canada. Under the antitrust laws, the damage award has been trebled, and plaintiffs will be entitled to their attorneys' fees and interest. Under current law, any and all amounts paid by the Company will be deductible for tax purposes.

   The trial court judge denied the Company's post-trial motions seeking to set aside the verdict and for a new trial. The judge also denied all forms of equitable relief sought by the plaintiffs in connection with the jury verdict, including their requests for divestiture of the Company's principal boat manufacturing operations and orders precluding the Company from implementing various marketing and pricing programs and from acquiring other marine-related companies or assets. The judge granted the Company's motion for judgment as a matter of law on its counterclaim which asserted a per se violation of the antitrust laws by a group of six of the plaintiffs and awarded nominal damages. Plaintiffs dismissed, voluntarily, two related claims which had alleged that the Company attempted to monopolize the outboard engine and sterndrive boat markets.

   On November 4, 1998, the Company filed an appeal contending the Concord verdict was erroneous as a matter of law, both as to liability and damages. Plaintiffs filed a cross appeal on the denial of equitable relief and on the judgment against certain of them on the counterclaim. The Company is not presently able to reasonably estimate the ultimate outcome of this case, and accordingly, no expense for this judgment has been recorded. If the adverse judgment is sustained after all appeals, satisfaction of the judgment is likely to have a material adverse effect on the Company's results of operations for a particular year, but is not expected to have a material adverse effect on the Company's financial condition.

   On October 23, 1998, a suit was filed in the United States District Court for the District of Minnesota by two independent boat builders alleging antitrust violations by the Company in the sterndrive and inboard engine business, seeking to rely on both the liability and damage findings of the Concord litigation. This suit originally was entitled Alumacraft Boats Co., et al. v. Brunswick Corporation, but Alumacraft Boats Co. was dismissed without prejudice shortly after the suit was filed. Now captioned KK Motors, et al. v. Brunswick Corporation (KK Motors), the named plaintiffs also seek to represent a class of all allegedly similarly situated boat builders whose claims have not been resolved in Concord or in other judicial proceedings. Sales of sterndrive and inboard marine engines to the Concord plaintiffs are estimated to have represented less than one-fifth of the total sold to independent boat builders during the six-and-one-half year time period for which damages were awarded in that suit. The complaint in the KK Motors case seeks damages for a time period covering slightly less than four years.

   On December 23, 1998, Volvo Penta of the Americas, Inc., Brunswick's principal competitor in the sale of sterndrive marine engines, filed suit in the United States District Court for the Eastern District of Virginia. That suit, Volvo Penta of the Americas v. Brunswick Corporation (Volvo), also invokes the antitrust allegations of the Concord action and seeks injunctive relief and damages in an unspecified amount for an unspecified time period.

                             BRUNSWICK CORPORATION

   On February 10, 1999, a former dealer of Brunswick boats filed suit in the United States District Court for the District of Minnesota, also seeking to rely on the liability findings of the Concord action. This suit, Amo Marine Products, Inc. v. Brunswick Corporation (Amo) seeks class status purporting to represent all marine dealers who purchased directly from Brunswick sterndrive or inboard engines or boats equipped with sterndrive or inboard engines during the period January 1, 1986 to June 30, 1998. Sales by Brunswick of boats equipped with sterndrive or inboard engines to dealers accounted for less than half of such engines produced during the time period covered by the complaint; sales of such engines directly to dealers were de minimis. The complaint seeks damages in an unspecified amount and requests injunctive relief.

   On February 16, 1999, a suit was filed in the Circuit Court of Washington County, Tennessee, by an individual claiming that the same conduct challenged in the Concord action violated various antitrust and consumer protection laws of 16 states and the District of Columbia. In that suit, Couch v. Brunswick (Couch), plaintiff seeks to reprsent all indirect purchasers in those states of boats equipped with Brunswick sterndrive or inboard engines. The plaintiff claims damages in an unspecified amount during the period from 1986 to the filing of the complaint and also requests injunctive relief.

   It is possible that additional suits will be filed, in either federal or state court, asserting allegations similar to those in the existing complaints and purporting to represent similar or overlapping classes of claimants.

   The Company has answered or will answer each of these new complaints denying liability and asserting various defenses. In addition, the Company has filed or will file motions to stay all proceedings in each of these matters pending the resolution of the appeal in the Concord action because it believes that an appellate decision in that matter is likely to have an impact on each of these recently filed actions. In the KK Motors case, the court has granted a stay of all proceedings on the merits of plaintiffs' claims, but has allowed the case to proceed on class certification and certain procedural matters. No other stay motions have yet been ruled on.

   Because litigation is subject to many uncertainties, the Company is unable to predict the outcome of any of the above referenced actions. While there can be no assurance, the Company believes the adverse judgment in the Concord case is likely to be reversed on appeal and that any such reversal will have an impact on all related actions. If the Concord judgment is sustained after all appeals, however, and if the KK Motors and/or Amo cases successfully proceed as class actions on behalf of all described potential claimants substantially as alleged, and if plaintiffs are successful, the damages ultimately payable by the Company would have a material adverse effect on the Company's financial condition and results of operations. The Company is unable at this time to assess the magnitude of damages that either Volvo or the Couch plaintiffs might assert. Because of a variety of factors affecting both the likelihood and size of any damage award to these or any other potential claimants, the Company is unable to estimate the range, amount or timing of its overall possible exposure.

   The Federal Trade Commission (FTC) began an investigation in 1997 of certain of the Company's marketing practices related to the sale of sterndrive marine engines to boat builders and dealers. The Company believes such practices were lawful; however, they were discontinued for business reasons prior to the initiation of the FTC's investigation.

   The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal, in many instances seek compensation from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site.

                             BRUNSWICK CORPORATION

   The Company is involved in numerous environmental remediation and clean-up projects with an aggregate estimated range of exposure of approximately $21 million to $42 million as of December 31, 1998. At December 31, 1998 and 1997, the Company had reserves for environmental liabilities of $26.2 million and $26.3 million, and environmental provisions of $7.3 million, $4.4 million and $6.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, including those discussed, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position and results of operations.

7. Financial Instruments

   The Company enters into various financial instruments in the normal course of business and in connection with the management of its assets and liabilities. The Company does not hold or issue financial instruments for trading or speculative purposes. The Company prepares periodic analyses of its positions in derivatives to assess the current and projected status of these agreements. The Company monitors and controls market risk from financial instrument activities by utilizing floating rates that historically have moved in tandem with each other, matching positions and limiting the terms of contracts to short durations. The effect of financial instruments transactions is not material to the Company's results of operations.

   The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 1998 and 1997, the fair value of the Company's long-term debt was $622.7 million and $664.2 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The fair market value of derivative financial instruments is determined through dealer quotes and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to the volatility of the markets in which they are traded.

   Forward Exchange Contracts. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs, revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 1998 and 1997, had contract values of $58.0 million and $106.4 million, respectively. The contracts outstanding at December 31, 1998, mature during 1999 and relate primarily to the German mark and Australian dollar. At December 31, 1998 and 1997, the fair value of forward exchange contracts was approximately $0.5 million and $3.3 million, respectively.

   Interest Rate Swaps. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on the Company's investments and borrowings. At December 31, 1998 and 1997, the Company had three outstanding floating-to-floating interest-rate swap agreements, each with a notional principal amount of $260.0 million, that expire in September 2003. The estimated aggregate market value of these three agreements was a loss of $0.2 million and a gain of $3.9 million at December 31, 1998 and 1997, respectively, and represents the costs to settle outstanding agreements.

   Commodity Swaps. The Company uses commodity swap agreements to hedge anticipated purchases of raw materials. Commodity swap contracts outstanding at December 31, 1998 and 1997, had notional values of $21.3 million and $23.4 million, respectively. At December 31, 1998 and 1997, the fair value of these swap contracts was a net loss of $3.3 million and $0.3 million, respectively. The contracts outstanding at December 31, 1998, mature through 2000.

                             BRUNSWICK CORPORATION

   Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program and security is obtained if required. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base; however, periodic concentrations can occur due to the seasonality of the Company's businesses. The Company has one mass merchant customer that comprised 12 percent and 10 percent of its net receivable balances at December 31, 1998 and 1997, respectively.

8. Accrued Expenses

   Accrued expenses at December 31 were as follows:

                                                                   1998   1997
                                                                  ------ ------
                                                                  (In millions)
   Payroll and other compensation................................ $109.9 $121.6
   Dealer allowances and discounts...............................  103.0   84.5
   Product warranties............................................  101.0   98.6
   Insurance reserves............................................   60.1   53.9
   Strategic charge reserve......................................   37.5   40.4
   Other.........................................................  163.1  187.0
                                                                  ------ ------
     Accrued expenses............................................ $574.6 $586.0
                                                                  ====== ======

9. Debt

   Short-term debt at December 31 consisted of the following:

                                                                   1998   1997
                                                                  ------ ------
                                                                  (In millions)
   Commercial paper.............................................. $156.3 $ 86.3
   Notes payable.................................................    --     7.9
   Current maturities of long-term debt..........................   13.8   15.1
                                                                  ------ ------
   Short-term debt............................................... $170.1 $109.3
                                                                  ====== ======

   The weighted-average interest rate for commercial paper borrowings during 1998 and 1997 was 5.74 percent and 5.83 percent, respectively.

                             BRUNSWICK CORPORATION

   Long-term debt at December 31 consisted of the following:

                                                                1998    1997
                                                               ------  ------
                                                               (In millions)
   Mortgage notes and other, 4.96% to 9.5% payable through
    2003...................................................... $ 29.1  $ 34.0
   Notes, 6.75% due 2006, net of discount of $1.7 and $1.9....  248.3   248.1
   Notes, 7.125% due 2027, net of discount of $1.3 and $1.4...  198.7   198.6
   Debentures, 7.375% due 2023, net of discount of $0.8.......  124.2   124.2
   Guaranteed ESOP debt, 8.13% payable through 2004...........   48.9    55.7
                                                               ------  ------
                                                                649.2   660.6
                                                               ------  ------
   Current maturities.........................................  (13.8)  (15.1)
                                                               ------  ------
   Long-term debt............................................. $635.4  $645.5
                                                               ------  ------
   Scheduled maturities
     2000..................................................... $  8.6
     2001.....................................................   10.8
     2002.....................................................    9.5
     2003.....................................................   10.2
   Thereafter.................................................  596.3
                                                               ------
       Total.................................................. $635.4
                                                               ======

   The Company has a $400.0 million long-term revolving credit agreement with a group of banks, of which $40.0 million terminates on May 22, 2002, and $360.0 million terminates on May 22, 2003. Under terms of the agreement, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by The Chase Manhattan Bank or the federal funds effective rate plus 0.5 percent, or a rate tied to the Eurodollar rate. The Company pays a facility fee of 0.08 percent per annum. Under the terms of the agreement, the Company is subject to a leverage test, as well as a restriction on secured debt. The Company was in compliance with these covenants at December 31, 1998. There were no borrowings under the revolving credit agreement during 1998, and the agreement continues to serve as support for commercial paper borrowings when commercial paper is outstanding.

   On August 4, 1997, the Company sold $200.0 million of 7.125 percent notes due August 1, 2027. The proceeds from the sale of the notes were used to retire a portion of the commercial paper issued to finance the acquisition of Life Fitness. On December 10, 1996, the Company sold $250.0 million of 6.75 percent notes due December 15, 2006. The proceeds from the sale of the notes were used to finance the purchase of Igloo Holdings, Inc. on January 3, 1997, and to repay the $100.0 million principal amount of 8.125 percent notes due April 1, 1997.

10. Discontinued Operations

   In April 1995, the Company completed the sale of substantially all its Technical Group assets, which were in the discontinued Technical segment, with the final disposition of remaining assets occurring in June 1996. Certain liabilities of the discontinued operations were retained by the Company.

   During 1998, the Company recognized $7.7 million of after-tax income from discontinued operations resulting primarily from the favorable cash settlement of a lawsuit brought by the Company related to the previously disposed Technical segment.

                             BRUNSWICK CORPORATION

11. Stock Plans and Management Compensation

   Under the 1991 Stock Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other various types of awards to executives and other management employees. Issuances under the plan may be from either authorized, but unissued shares or treasury shares. The plan provides for the issuance of a maximum of 11,200,000 shares. The option price per share has not been less than the fair market value at the date of grant. The stock options are generally exercisable over a period of 10 years, or as determined by the Human Resource and Compensation Committee of the Board of Directors. Options vest over three or five years, although the Company provides for accelerated vesting should certain earnings per share or stock price levels be attained, or immediately in the event of a change in control. The Company has additional stock and stock option plans to provide for compensation of nonemployee directors. Stock option activity for all plans for the three years ending December 31, 1998, was as follows:

                                 1998                 1997                 1996
                         -------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                            Stock    average     Stock    average     Stock    average
                           options   exercise   options   exercise   options   exercise
                         outstanding  price   outstanding  price   outstanding  price
                         ----------- -------- ----------- -------- ----------- --------
                                       (Options and shares in thousands)
Outstanding on January
 1,.....................    6,498     $22.89     6,016     $19.51     3,380     $17.67
Granted.................    1,326     $20.53     1,752     $31.30     3,082     $21.41
Exercised...............     (381)    $18.92    (1,099)    $17.92      (262)    $16.33
Forfeited...............     (215)    $25.53      (171)    $21.72      (184)    $22.18
                            -----     ------    ------     ------     -----     ------
Outstanding on December
 31,....................    7,228     $22.62     6,498     $22.89     6,016     $19.51
                            -----     ------    ------     ------     -----     ------
Exercisable on December
 31,....................    3,776     $20.83     3,759     $20.71     2,036     $17.08
                            -----     ------    ------     ------     -----     ------
Shares available on
 December 31,
 for options that may be
 granted................    1,464                2,687                4,272

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                     Options outstanding                Options exercisable
                         ------------------------------------------- --------------------------
  Range of                               Weighted        Weighted                   Weighted
  exercise                 Number        average         average       Number       average
    price                outstanding contractual life exercise price exercisable exercise price
  --------               ----------- ---------------- -------------- ----------- --------------
                                                 (Options in thousands)
$12.56 to 16.75.........      608       3.8 years         $15.42          586        $15.48
$16.75 to 20.25.........    3,458       7.6 years         $19.24        1,853        $18.98
$20.25 to 25.50.........    1,538       7.1 years         $23.43          967        $23.37
$25.51 to 35.44.........    1,624       8.6 years         $31.75          370        $31.99

                             BRUNSWICK CORPORATION

   The Company adopted the disclosure-only provision under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," as of December 31, 1996, while continuing to measure compensation cost under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If the accounting provisions of SFAS No. 123 had been adopted over the last three years, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                            1998         1997         1996
                                        ------------ ------------ ------------
                                         (In millions, except per share data)
     Earnings from continuing
      operations
       As reported..................... $      178.6 $      151.2 $      185.8
       Pro forma.......................        172.1        141.3        180.6
     Basic earnings per common share
      from continuing operations
       As reported..................... $       1.82 $       1.52 $       1.89
       Pro forma.......................         1.75         1.42         1.84
     Diluted earnings per common share
      from continuing operations
       As reported..................... $       1.80 $       1.51 $       1.88
       Pro forma.......................         1.74         1.41         1.83

   The weighted-average fair value of individual options granted during 1998, 1997 and 1996 was $5.62, $9.51 and $6.63, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1998, 1997 and 1996, respectively:

                                                          1998    1997    1996
                                                         ------- ------- -------
   Risk-free interest rate..............................    5.5%    6.0%    5.9%
   Dividend yield.......................................    2.5%    1.6%    2.3%
   Volatility factor....................................   28.7%   27.3%   32.4%
   Weighted-average expected life....................... 5 years 5 years 5 years

   The Company maintains a leveraged employee stock ownership plan (ESOP). In April 1989, the ESOP borrowed $100 million to purchase 5,095,542 shares of the Company's common stock at $19.625 per share. The debt of the ESOP is guaranteed by the Company and is recorded in the Company's financial statements. All ESOP shares are considered outstanding for earnings per share purposes.

   The ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. Shares committed-to-be-released, allocated and remaining in suspense at December 31 were as follows:

                                                              1998       1997
                                                           ---------- ----------
                                                           (Shares in thousands)
   Committed-to-be-released...............................        303        289
   Allocated..............................................      1,801      1,741
   Suspense...............................................      1,806      2,133

                             BRUNSWICK CORPORATION

   Under the grandfather provisions of SOP 93-6, the expense recorded by the Company is based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividends received which are primarily used by the ESOP to pay down debt. The Company's contributions to the ESOP, along with related expense amounts, were as follows:

                                                              1998  1997  1996
                                                              ----- ----- -----
                                                                (In millions)
   Compensation expense...................................... $ 4.8 $ 4.2 $ 4.1
   Interest expense..........................................   4.3   4.9   5.3
   Dividends.................................................   2.1   2.1   1.8
                                                              ----- ----- -----
     Total debt service payments............................. $11.2 $11.2 $11.2
                                                              ===== ===== =====

   The Company has certain employment agreements and a severance plan that become effective upon a change in control of the Company, which will result in compensation expense in the period that a change in control occurs.

12. Pension and Other Postretirement Benefits

   The Company has qualified and nonqualified pension plans and other postretirement benefit plans covering substantially all of its employees. The Company's domestic pension and retiree health care and life insurance benefit plans are discussed below. The Company's foreign plans and other defined contribution plans are not significant individually or in the aggregate.

   Pension and other postretirement benefit costs included the following components for 1998, 1997 and 1996:

                                                              Other
                               Pension benefits      postretirement benefits
                             ----------------------  -------------------------
                              1998    1997    1996    1998     1997     1996
                             ------  ------  ------  -------  -------  -------
                                            (In millions)
   Service cost............. $ 17.2  $ 14.2  $ 15.5  $   1.6  $   1.5  $   1.7
   Interest cost............   45.8    44.7    42.1      4.1      4.1      4.0
   Expected return on plan
    assets..................  (63.6)  (56.5)  (48.1)     --       --       --
   Amortization of prior
    service cost............    3.3     2.2     2.1     (0.5)    (0.3)    (0.3)
   Amortization of net loss
    (gain)..................    0.3     0.2     2.2     (0.6)    (0.6)    (0.4)
   Amortization of transi-
    tion asset..............    --      --     (5.6)     --       --       --
                             ------  ------  ------  -------  -------  -------
     Net pension and other
      benefit costs......... $  3.0  $  4.8  $  8.2  $   4.6  $   4.7  $   5.0
                             ======  ======  ======  =======  =======  =======

                             BRUNSWICK CORPORATION

   A reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1998, and a statement of the funded status at December 31 for these years for the Company's domestic pension plans follows. Pension plan assets include 1.8 million shares of the Company's common stock at December 31, 1998 and 1997.

                                                                   Other
                                                 Pension      postretirement
                                                benefits         benefits
                                              --------------  ----------------
                                               1998    1997    1998     1997
                                              ------  ------  -------  -------
                                                      (In millions)
   Reconciliation of benefit obligation
     Benefit obligation at previous December
      31..................................... $656.9  $572.5  $  75.3  $  68.1
     Service cost............................   17.2    14.2      1.6      1.5
     Interest cost...........................   45.8    44.7      4.1      4.1
     Participant contributions...............    --      --       1.8      1.9
     Plan amendments.........................    1.1    13.1     (2.7)     --
     Actuarial loss..........................   36.3    44.3      1.5      3.0
     Acquisitions............................    --      --       --       0.7
     Benefit payments........................  (35.5)  (31.9)    (4.7)    (4.0)
                                              ------  ------  -------  -------
   Benefit obligation at December 31.........  721.8   656.9     76.9     75.3
                                              ------  ------  -------  -------
   Reconciliation of fair value of plan
    assets
     Fair value of plan assets at January 1..  687.4   610.5      --       --
     Actual return on plan assets............   66.8   107.3      --       --
     Employer contributions..................    1.5     1.5      2.9      2.1
     Participant contributions...............    --      --       1.8      1.9
     Benefit payments........................  (35.5)  (31.9)    (4.7)    (4.0)
                                              ------  ------  -------  -------
   Fair value of plan assets at December 31..  720.2   687.4      --       --
                                              ------  ------  -------  -------
   Funded status
     Funded status at December 31............   (1.6)   30.5    (76.9)   (75.3)
     Unrecognized prior service cost.........   26.0    28.3     (5.1)    (2.8)
     Unrecognized actuarial loss (gain)......   28.0    (5.0)    (9.1)   (11.1)
                                              ------  ------  -------  -------
   Prepaid (accrued) benefit cost............ $ 52.4  $ 53.8  $ (91.1) $ (89.2)
                                              ------  ------  -------  -------

   The amounts recognized in the Company's balance sheets as of December 31 were as follows:

                                                                   Other
                                                              postretirement
                                          Pension benefits       benefits
                                          ------------------  ----------------
                                            1998      1997     1998     1997
                                          --------  --------  -------  -------
                                                    (In millions)
   Prepaid benefit cost.................. $   76.1  $   75.9  $   --   $   --
   Accrued benefit liability.............    (24.5)    (23.0)   (91.1)   (89.2)
   Accumulated other comprehensive
    income...............................      0.8       0.9      --       --
                                          --------  --------  -------  -------
     Net amount recognized............... $   52.4  $   53.8  $ (91.1) $ (89.2)
                                          ========  ========  =======  =======

   The Company's nonqualified pension plan and one of the qualified pension plans had accumulated benefit obligations in excess of plan assets. The unfunded nonqualified plan's accumulated benefit obligation was $24.3 million and $23.0 million at December 31, 1998 and 1997, respectively. The qualified pension plan's

                             BRUNSWICK CORPORATION
accumulated benefit obligation was $1.5 million and $1.2 million at December 31, 1998 and 1997, respectively. This plan's fair value of assets was $1.2 million at December 31, 1998 and 1997. The Company's other postretirement benefit plans are not funded.

   Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Accumulated gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of assets are amortized over the remaining service period of active plan participants. The Company's benefit obligations were determined using assumed discount rates of 6.75 percent in 1998 and 7.25 percent in 1997 and an assumed compensation increase of 5.5 percent in 1998 and 1997. The assumed long-term rate of return on plan assets was 9.5 percent in 1998 and 1997.

   The health care cost trend rate for 1999 for pre-65 benefits was assumed to be 7.3 percent gradually declining to 5.0 percent in 2002 and to remain at that level thereafter. The trend rate for post-65 benefits was assumed to be
5.0 percent and to remain at the 5.0 percent level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the assumed health care trend rate would increase the service and interest cost components of net postretirement health care benefit cost by $1.0 million in 1998 and increase the health care component of the accumulated postretirement benefit obligation by $8.3 million at December 31, 1998. A one percent decrease in the assumed health care trend rate would decrease the service and interest cost components of net postretirement health care benefit cost by $0.8 million in 1998 and the health care component of the accumulated postretirement benefit obligation by $6.6 million at December 31, 1998. The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

13. Income Taxes

   The sources of earnings before income taxes are as follows:

                                                           1998    1997   1996
                                                          ------  ------ ------
                                                             (In millions)
   United States......................................... $285.7  $233.6 $284.9
   Foreign...............................................   (1.9)    2.6    5.4
                                                          ------  ------ ------
     Earnings before income taxes........................ $283.8  $236.2 $290.3
                                                          ======  ====== ======

   The income tax provision consisted of the following:

                                                            1998   1997    1996
                                                           ------  -----  ------
                                                              (In millions)
   Current tax expense
     U.S. Federal......................................... $ 85.4  $69.9  $ 73.4
     State and local......................................   10.4    4.4     3.4
     Foreign..............................................    7.9    8.6     8.8
                                                           ------  -----  ------
       Total current......................................  103.7   82.9    85.6
                                                           ------  -----  ------
   Deferred tax expense
     U.S. Federal.........................................    5.2   (1.9)   11.1
     State and local......................................    2.3    3.9     6.9
     Foreign..............................................   (6.0)   0.1     0.9
                                                           ------  -----  ------
       Total deferred.....................................    1.5    2.1    18.9
                                                           ------  -----  ------
       Total provision.................................... $105.2  $85.0  $104.5
                                                           ======  =====  ======

                             BRUNSWICK CORPORATION

   Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                                  1998    1997
                                                                 ------  ------
                                                                 (In millions)
   Deferred tax assets
     Product warranties......................................... $ 46.1  $ 40.9
     Dealer allowances and discounts............................   23.6    20.2
     Insurance reserves.........................................   29.3    29.8
     Strategic charge reserve...................................   24.0    28.7
     Compensation and benefits..................................   10.7    10.7
     Other......................................................   75.3    80.7
     Valuation allowance........................................   (0.3)   (0.3)
                                                                 ------  ------
       Total deferred tax assets................................ $208.7  $210.7
                                                                 ------  ------
   Deferred tax liabilities (assets)
     Depreciation and amortization.............................. $ 52.8  $ 42.4
     Deferred compensation......................................  (10.9)   (8.4)
     Postretirement and postemployment benefits.................  (26.8)  (26.1)
     Other assets and investments...............................   93.5    90.7
     Other......................................................   56.5    45.7
                                                                 ------  ------
       Total deferred tax liabilities........................... $165.1  $144.3
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

   The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

                                                          1998   1997    1996
                                                         ------  -----  ------
                                                             (Dollars in
                                                              millions)
   Income tax provision at 35%.......................... $ 99.3  $82.7  $101.6
   State and local income taxes, net of Federal income
    tax effect..........................................    8.3    5.4     6.7
   Foreign sales corporation benefit....................   (4.5)  (3.3)   (2.5)
   Taxes related to foreign income, net of credits......   (0.4)   5.2     1.2
   Goodwill and other amortization......................    2.3    2.1     0.9
   Other................................................    0.2   (7.1)   (3.4)
                                                         ------  -----  ------
     Actual income tax provision........................ $105.2  $85.0  $104.5
                                                         ------  -----  ------
   Effective tax rate...................................   37.1%  36.0%   36.0%
                                                         ======  =====  ======

   In December 1996, the Internal Revenue Service notified the Company that it allocated $190.0 million in short-term capital gains and $18.1 million in ordinary income to the Company and its subsidiaries for 1990 and 1991 in connection with two partnership investments by the Company. The IRS alleges that these investments lacked economic substance, were prearranged and predetermined, and had no legitimate business purpose. The Company strongly disagrees with the IRS position and contested the IRS allocation in a trial in the United States

                             BRUNSWICK CORPORATION

Tax Court in September 1998. A decision has not yet been rendered. If the IRS were to prevail, the Company would owe the IRS approximately $60 million in taxes, plus accrued interest. The Company does not believe that this case will have an unfavorable effect on the Company's results of operations.

14. Leases

   The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers and certain personal property. These obligations extend through 2032. Most leases contain renewal options and some contain purchase options. Many leases for Company-operated bowling centers contain escalation clauses, and many provide for contingent rentals based on percentages of gross revenue. No leases contain restrictions on the Company's activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

                                                            1998   1997   1996
                                                            -----  -----  -----
                                                              (In millions)
   Basic expense........................................... $42.8  $35.2  $29.6
   Contingent expense......................................   0.9    1.1    0.4
   Sublease income.........................................  (1.7)  (0.9)  (1.1)
                                                            -----  -----  -----
   Rent expense, net....................................... $42.0  $35.4  $28.9
                                                            =====  =====  =====

   Future minimum rental payments at December 31, 1998, under agreements classified as operating leases with non-cancelable terms in excess of one year, are as follows:

                                                                   (In millions)
                                                                   -------------
   1999...........................................................    $ 25.8
   2000...........................................................      22.9
   2001...........................................................      20.2
   2002...........................................................      19.3
   2003...........................................................      18.2
   Thereafter.....................................................      42.2
                                                                      ------
     Total (not reduced by minimum sublease rentals of $5.4 mil-
      lion).......................................................    $148.6
                                                                      ======

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

   The Rights become exercisable at the earlier of (1) a public announcement that a person or group acquired or obtained the right to acquire 15 percent or more of the Company's common stock or (2) 15 days (or such later time as determined by the Board of Directors) after commencement or public announcement of an offer for more than 15 percent of the Company's common stock. After a person or group acquires 15 percent or more of the common stock of the Company, other shareholders may purchase additional shares of the Company at 50 percent of the current market price. These Rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company's Board of Directors.

                             BRUNSWICK CORPORATION

   The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $.01 per Right at any time prior to a person's or group's acquisition of 15 percent or more of the Company's common stock. A Right also will be issued with each share of the Company's common stock that becomes outstanding prior to the time the Rights become exercisable or expire.

   In the event that the Company is acquired in a merger or other business combination transaction, provision will be made so that each holder of Rights will be entitled to buy the number of shares of common stock of the surviving Company that at the time of such transaction would have a market value of two times the exercise price of the Rights.

16. Investments

   The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. Summary financial information of the unconsolidated affiliates is presented below:

                                                      1998     1997     1996
                                                     -------  -------  -------
                                                          (In millions)
   Net sales........................................ $ 445.7  $ 483.3  $ 489.5
                                                     -------  -------  -------
   Gross margin..................................... $  72.4  $  80.9  $  83.8
   Net earnings..................................... $   7.1  $  10.9  $  26.2
   Company's share of net earnings.................. $   4.9  $   6.8  $  14.7
                                                     -------  -------  -------
   Current assets................................... $ 182.3  $ 212.5  $ 199.3
   Noncurrent assets................................   164.5    157.5    153.0
                                                     -------  -------  -------
     Total assets................................... $ 346.8  $ 370.0  $ 352.3
   Current liabilities.............................. $(170.4) $(182.3) $(170.1)
   Noncurrent liabilities...........................   (33.3)   (36.0)   (27.7)
                                                     -------  -------  -------
     Net assets..................................... $ 143.1  $ 151.7  $ 154.5
                                                     =======  =======  =======

   The Company's sales to and purchases from the above investments along with the corresponding receivables and payables were not material to the Company's overall results of operations for the three years ended December 31, 1998, and its financial position as of December 31, 1998 and 1997.

   The Company has made cash advances to the majority partner of a boat company partnership, in which the Company has a minority interest, in connection with long-term engine supply arrangements. These transactions have occurred in the ordinary course of business and are backed by notes receivable that are reduced as purchases of qualifying products are made. The notes receivable are secured by the majority partner's interest in the boat company partnership and are included in other long-term assets. Amounts outstanding related to these arrangements as of December 31, 1998 and 1997, totaled $50.7 million and $44.3 million, respectively. Total assets as of December 31, 1998 and 1997, directly or indirectly related to this boat company partnership, including trade receivables, the Company's investment and the aforementioned supply agreement assets, were $78.6 million and $64.2 million, respectively.

                             BRUNSWICK CORPORATION

17. Treasury and Preferred Stock

   Treasury stock activity for the past three years was as follows:

                                                           1998    1997   1996
                                                          ------  ------  -----
                                                              (Shares in
                                                              thousands)
   Balance at January 1,.................................  3,057   4,072  4,633
   Compensation plans and other..........................   (576) (1,324)  (561)
   Stock repurchases.....................................  8,188     309    --
                                                          ------  ------  -----
   Balance at December 31,............................... 10,669   3,057  4,072
                                                          ======  ======  =====

   At December 31, 1998, 1997 and 1996, the Company had no preferred stock outstanding (authorized: 12.5 million shares, $.75 par value at December 31, 1998).

18. Quarterly Data (unaudited)

                                                   Quarter
                               ------------------------------------------------
                                  1st       2nd       3rd      4th      Year
                               --------- ---------- -------- -------- ---------
                                     (In millions, except per share data)
1998
Net sales..................... $   904.2 $  1,113.0 $  956.5 $  971.5 $ 3,945.2
Gross margin..................     256.3      317.7    257.7    254.4   1,086.1
                               --------- ---------- -------- -------- ---------
Earnings from continuing
 operations(1)................ $    58.9 $     83.4 $    4.1 $   32.2 $   178.6
Gain from discontinued
 operations...................       --         --       --       7.7       7.7
                               --------- ---------- -------- -------- ---------
Net earnings(1)............... $    58.9 $     83.4 $    4.1 $   39.9 $   186.3
                               --------- ---------- -------- -------- ---------
Per common share data
 Basic earnings per common
  share
  Earnings from continuing
   operations(1).............. $     .59 $      .84 $    .04 $    .34 $    1.82
  Gain from discontinued
   operations.................       --         --       --       .08       .08
                               --------- ---------- -------- -------- ---------
Net earnings(1)............... $     .59 $      .84 $    .04 $    .42 $    1.90
                               --------- ---------- -------- -------- ---------
 Diluted earnings per common
  share
  Earnings from continuing
   operations(1).............. $     .59 $      .83 $    .04 $    .34 $    1.80
  Gain from discontinued
   operations.................       --         --       --       .08       .08
                               --------- ---------- -------- -------- ---------
Net earnings(1)...............       .59        .83      .04      .42      1.88
                               --------- ---------- -------- -------- ---------
Dividends declared............ $    .125 $     .125 $   .125 $   .125 $     .50
                               --------- ---------- -------- -------- ---------
Common stock price (NYSE)
  High........................ $35 11/16 $  35 3/16 $25 3/16 $25 1/16 $35 11/16
  Low.........................  27 3/8      22 9/16  12       13        12

--------
(1) Includes a $60.0 million pretax ($41.4 million after tax) strategic charge recorded in the third quarter.

                             BRUNSWICK CORPORATION

                                                 Quarter
                             --------------------------------------------------
                               1st       2nd        3rd       4th       Year
                             -------- ---------- ---------  --------  ---------
                                   (In millions, except per share data)
1997
Net sales..................  $  841.6 $  1,008.2 $   876.5  $  931.1  $ 3,657.4
Gross margin...............     240.6      302.2     233.3     243.3    1,019.4
                             -------- ---------- ---------  --------  ---------
Earnings (loss) from
 continuing operations(1)..  $   52.7 $     82.9 $   (17.1) $   32.7  $   151.2
Cumulative effect of change
 in accounting principle...       --         --        --       (0.7)      (0.7)
Net earnings (loss)(1).....  $   52.7 $     82.9 $   (17.1) $   32.0  $   150.5
                             -------- ---------- ---------  --------  ---------
Per common share data
 Basic earnings (loss) per
  common share
  Earnings (loss) from
   continuing
   operations(1)...........  $    .53 $      .84 $    (.17) $    .33  $    1.52
  Cumulative effect of
   change in accounting
   principle...............       --         --        --       (.01)      (.01)
                             -------- ---------- ---------  --------  ---------
Net earnings (loss)(1).....  $    .53 $      .84 $    (.17) $    .32  $    1.52
                             -------- ---------- ---------  --------  ---------
 Diluted earnings (loss)
  per common share
  Earnings (loss) from
   continuing
   operations(1)...........  $    .53 $      .83 $    (.17) $    .32  $    1.51
  Cumulative effect of
   change in accounting
   principle...............       --         --        --       (.01)      (.01)
                             -------- ---------- ---------  --------  ---------
Net earnings (loss)(1).....  $    .53 $      .83 $    (.17) $    .32  $    1.50
                             -------- ---------- ---------  --------  ---------
Dividends declared.........  $   .125 $     .125 $    .125  $   .125  $     .50
                             -------- ---------- ---------  --------  ---------
Common stock price (NYSE)
  High.....................  $ 29 3/8 $  31 7/16 $35 11/16  $36 1/2   $  36 1/2
  Low......................    23 5/8    26 1/4   30 1/8     27 9/16     23 5/8

--------
(1) Includes a $98.5 million pretax ($63.0 million after tax) strategic charge recorded in the third quarter.

                             BRUNSWICK CORPORATION

                          SIX-YEAR FINANCIAL SUMMARY

                            1998     1997      1996     1995      1994     1993
                          -------- --------  -------- --------  -------- --------
                                  (In millions, except per share data)
Results of operations
 data
Net sales...............  $3,945.2 $3,657.4  $3,160.3 $2,906.3  $2,592.0 $2,125.0
Strategic charges.......      60.0     98.5       --      40.0       --       --
Operating earnings......     340.2    270.8     304.8    218.3     206.9     98.7
Earnings before income
 taxes..................     283.8    236.2     290.3    206.8     195.3     85.4
                          -------- --------  -------- --------  -------- --------
Earnings from continuing
 operations.............  $  178.6 $  151.2  $  185.8 $  133.6  $  127.1 $   53.8
Cumulative effect of
 change in accounting
 principles.............       --      (0.7)      --       --        --     (14.6)
Extraordinary loss from
 retirement of debt.....       --       --        --       --        --      (4.6)
Discontinued operations
 Gain (loss) on
  discontinued
  operations............       7.7      --        --      (7.0)      --     (12.2)
 Earnings from
  discontinued
  operations............       --       --        --       0.6       1.9      0.7
                          -------- --------  -------- --------  -------- --------
 Net earnings...........  $  186.3 $  150.5  $  185.8 $  127.2  $  129.0 $   23.1
                          -------- --------  -------- --------  -------- --------
Basic earnings per
 common share
 Earnings from
  continuing operations.  $   1.82 $   1.52  $   1.89 $   1.39  $   1.33 $    .57
 Cumulative effect of
  change in accounting
  principles............       --      (.01)      --       --        --      (.15)
 Extraordinary loss from
  retirement of debt....       --       --        --       --        --      (.05)
Discontinued operations
 Gain (loss) on
  discontinued
  operations............       .08      --        --      (.07)      --      (.13)
 Earnings from
  discontinued
  operations............       --       --        --       .01       .02      .01
                          -------- --------  -------- --------  -------- --------
 Net earnings...........  $   1.90 $   1.52  $   1.89 $   1.33  $   1.35 $    .25
                          -------- --------  -------- --------  -------- --------
Average shares used for
 computation of basic
 earnings per share.....      98.3     99.2      98.3     95.9      95.4     95.2
Diluted earnings per
 common share
 Earnings from
  continuing operations.  $   1.80 $   1.51  $   1.88 $   1.38  $   1.33 $    .56
 Cumulative effect of
  change in accounting
  principles............       --      (.01)      --       --        --      (.15)
 Extraordinary loss from
  retirement of debt....       --       --        --       --        --      (.05)
Discontinued operations
 Gain (loss) on
  discontinued
  operations............       .08      --        --      (.07)      --      (.13)
 Earnings from
  discontinued
  operations............       --       --        --       .01       .02      .01
                          -------- --------  -------- --------  -------- --------
 Net earnings...........  $   1.88 $   1.50  $   1.88 $   1.32  $   1.35 $    .24
                          -------- --------  -------- --------  -------- --------
Average shares used for
 computation of diluted
 earnings per share.....      99.0    100.3      98.8     96.2      95.7     95.3



   The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

                             BRUNSWICK CORPORATION

                             1998        1997       1996       1995       1994        1993
                          ----------  ----------  ---------  ---------  ---------  ----------
                               (In millions, except percentages and per share data)
Balance sheet data
Assets of continuing
 operations.............  $  3,351.5  $  3,241.4  $ 2,802.4  $ 2,310.6  $ 2,048.3  $  1,922.0
Debt
 Short-term.............  $    170.1  $    109.3  $   112.6  $     6.1  $     8.2  $     11.9
 Long-term..............       635.4       645.5      455.4      312.8      318.8       324.5
                          ----------  ----------  ---------  ---------  ---------  ----------
 Total debt.............       805.5       754.8      568.0      318.9      327.0       336.4
Common shareholders'
 equity.................     1,311.3     1,315.0    1,197.7    1,043.1      910.7       804.4
                          ----------  ----------  ---------  ---------  ---------  ----------
 Total capitalization...  $  2,116.8  $  2,069.8  $ 1,765.7  $ 1,362.0  $ 1,237.7  $  1,140.8
                          ==========  ==========  =========  =========  =========  ==========
Cash flow data
Net cash provided by
 operating activities...  $    429.0  $    261.7  $   395.8  $   278.4  $   121.2  $    188.9
Depreciation and
 amortization...........       159.7       156.9      129.7      118.0      118.0       116.0
Capital expenditures....       198.0       190.5      169.9      118.0      101.1        94.2
Acquisitions of
 businesses.............        32.8       515.4      360.6       10.3        7.1         2.1
Stock repurchases.......       159.9         8.4        --         --         --          --
Cash dividends paid.....        49.0        49.6       49.3       47.9       42.0        41.9
Other data
Dividends declared per
 share..................  $      .50  $      .50  $     .50  $     .50  $     .44  $      .44
Book value per share....       14.27       13.22      12.16      10.66       9.55        8.44
Return on beginning
 shareholders' equity...        14.2%       12.6%      17.8%      14.7%      15.8%        6.5%
Effective tax rate......        37.1%       36.0%      36.0%      35.5%      35.0%       37.0%
Debt-to-capitalization
 rate...................        38.1%       36.5%      32.2%      23.4%      26.4%       29.5%
Number of employees.....      25,500      25,300     22,800     19,800     19,800      17,100
Number of shareholders
 of record..............      15,600      16,200     18,400     22,400     25,800      27,900
Common stock price
 (NYSE)
 High...................  $ 35 11/16  $  36 1/2   $  25 3/4  $     24   $  25 1/8  $   18 1/2
 Low....................    12           23 5/8      18 1/8     16 3/8     17          12 1/2
 Close..................    24 3/4       30 5/16     24         24         18 7/8      18



   The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

   As independent public accountants, we hereby consent to the incorporation of our report dated January 27, 1999 (except with respect to the matters discussed in Note 6, as to which the dates are February 10, 1999 and February 16, 1999) included in this Form 10-K, into the Company's previously filed registration statements on Form S-8 (File No. 33-55022), Form S-8 (File No. 33-56193),Form S-8 (File No. 33-61835), Form S-8 (File No. 33-65217), Form S-8 (File No. 333-
04289), Form S-3 (File No. 333-9997) and Form S-8 (File No. 333-27157).

                                          Arthur Andersen LLP

Chicago, Illinois
March 22, 1999

                             BRUNSWICK CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

                                Charges
                                  to
Allowance for        Balance at profit                                 Balance
possible losses      beginning    and                                 at end of
on receivables       of period   loss   Write-offs Recoveries Other    period
---------------      ---------- ------- ---------- ---------- -----   ---------
1998................   $20.7     $8.5     $(6.0)      $0.8    $(1.5)*   $22.5
                       =====     ====     =====       ====    =====     =====
1997................   $17.2     $7.6     $(6.5)      $0.7    $ 1.7 *   $20.7
                       =====     ====     =====       ====    =====     =====
1996................   $16.9     $5.3     $(7.0)      $0.4    $ 1.6 *   $17.2
                       =====     ====     =====       ====    =====     =====

--------
   *Includes 0.2 million, $3.6 million and $2.1 million in 1998, 1997 and 1996, respectively, relating to acquisitions.

   This schedule reflects only the financial information of continuing operations.

                                  Charges
                                    to
Deferred tax           Balance at profit                               Balance
asset valuation        beginning    and                               at end of
allowance              of period   loss   Write-offs Recoveries Other  period
---------------        ---------- ------- ---------- ---------- ----- ---------
1998..................    $0.3      $-       $-        $  -      $-     $0.3
                          ====      ===      ===       =====     ===    ====
1997..................    $0.3      $-       $-        $  -      $-     $0.3
                          ====      ===      ===       =====     ===    ====
1996..................    $3.2      $-       $-        $(2.9)    $-     $0.3
                          ====      ===      ===       =====     ===    ====

   This account reflects the adoption of SFAS No. 109, "Accounting for Income Taxes," which was adopted effective January 1, 1992. The Company utilized $2.9 million of capital loss carryforwards in 1996 to reduce income tax expense for the year.

   This schedule reflects only the financial information of continuing operations.

                                 EXHIBIT INDEX

Exhibit
   No.                   Description
--------                 -----------
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

  3.3   By-Laws of the Company filed as Exhibit 3 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1998, and hereby incorporated by reference.

  4.1 Indenture dated as of March 15, 1987, between the Company and Continental Illinois National Bank and Trust Company of Chicago filed as
        Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference.

  4.2 Officers' Certificate setting forth terms of the Company's $125,000,000 principal amount of 7 3/8% Debentures due September 1, 2023, filed as
        Exhibit 4.3 to the Company's Annual Report on Form 10-K for 1993, and hereby incorporated by reference.

  4.3   Form of the Company's $250,000,000 principal amount of 6 3/4% Notes due
        December 15, 2006, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 1996, and hereby incorporated by reference.

  4.4   Form of the Company's $200,000,000 principal amount of 7 1/8% Notes due
        August 1, 2007, filed as Exhibit 4.1 to the Company's Current Report on
        Form 8-K dated August 4, 1997, and hereby incorporated by reference.

  4.5 The Company's agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for 1980, and hereby incorporated by reference.

  4.6   Rights Agreement dated as of February 5, 1996, between the Company and
        Harris Trust and Savings Bank filed as Exhibit 1 to the Company's
        Registration Statement for Preferred Share Purchase Rights on Form 8-A dated March 13, 1996, and hereby incorporated by reference.

 10.1* Amended and Restated Employment Agreement dated January 4, 1999, by and between the Company and Peter N. Larson.

 10.2* Amended and Restated Employment Agreement dated December 1, 1998, by and between the Company and Dudley E. Lyons.

 10.3* Employment Agreement dated December 1, 1995, by and between the Company and Peter B. Hamilton filed as Exhibit 10.8 to the Company's Annual
        Report on Form 10-K for 1995 and hereby incorporated by reference.

 10.4* Amendment dated as of October 9, 1998, to Employment Agreement by and between the Company and Peter B. Hamilton filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
        30, 1998, and hereby incorporated by reference.

 10.5* Form of Change of Control Agreement by and between the Company and each of M. D. Allen, W. J. Barrington, G. W. Buckley, K. J. Chieger, F. J.
        Florjancic, Jr., P. B. Hamilton, D. E. Lyons, R. S. O'Brien, V. J.
        Reich, J. D. Russell, J. A. Schenk, R. L. Sell, K. B. Zeigler, and J.
        P. Zelisko filed as Exhibit 10.2 to the Company's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.

 10.6* 1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company's definitive Proxy Statement dated March 25, 1994, for the
        Annual Meeting of Stockholders on April 27, 1994, and hereby incorporated by reference.

 10.7*  1995 Stock Plan for Non-Employee Directors filed as Exhibit 10.4 to the
        Company's Quarterly Report on Form 10-Q for the quarter ended September
        30, 1998 and hereby incorporated by reference.

 10.8*  Supplemental Pension Plan filed as Exhibit 10.7 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.

 10.9* Form of insurance policy issued for the life of each of the Company's executive officers, together with the specifications for each of these policies, filed as Exhibit 10.21 to the Company's Annual Report on Form
        10-K for 1980 and hereby incorporated by reference. The Company pays the premiums for these policies and will recover these premiums, with some exceptions, from the policy proceeds.

 10.10* Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, J. L. Bleustein, M. J. Callahan, M. A. Fernandez,
        P. Harf, J. W. Lorsch, R. P. Mark, B. Martin Musham, K. Roman, R. L.
        Ryan and R. W. Schipke filed as Exhibit 19.2 to the Company's Quarterly
        Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

 10.11* Indemnification Agreement dated April 1, 1995, by and between the
        Company and P. N. Larson filed as Exhibit 10.17 to the Company's Annual
        Report on Form 10-K for 1995 and hereby incorporated by reference.

 10.12* Indemnification Agreement by and between the Company and each of M. D.
        Allen, W. J. Barrington, G. W. Buckley, K. J. Chieger, F. J.
        Florjancic, Jr., P. B. Hamilton, D. E. Lyons, R. S. O'Brien, V. J.
        Reich, J. D. Russell, J. A. Schenk, R. L. Sell, K. B. Zeigler and J. P.
        Zelisko filed as Exhibit 19.4 to the Company's Quarterly Report on Form
        10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

 10.13* 1991 Stock Plan filed as Exhibit A to the Company's definitive Proxy
        Statement dated March 22, 1999, for the Annual Meeting of Stockholders on April 21, 1999 and hereby incorporated by reference.

 10.14* Change in Control Severance Plan filed as Exhibit 10.6 to the Company's
        Quarterly Report on Form 10-Q for September 30, 1998, and hereby incorporated by reference.

 10.15* Brunswick Performance Plan for 1998 filed as Exhibit 10.22 to the
        Company's Annual Report on Form 10-K for 1997, and hereby incorporated by reference.

 10.16* Brunswick Performance Plan for 1999.


 10.17* Brunswick Strategic Incentive Plan for 1997-1998 filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for 1997 and hereby incorporated by reference.

 10.18* Brunswick Strategic Incentive Plan for 1998-1999 filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for 1997, and hereby incorporated by reference.

 10.19* Brunswick Strategic Incentive Plan for 1999-2000.

 10.20* 1997 Stock Plan for Non-Employee Directors filed as Exhibit 10.3 to the
        Company's Quarterly Report on Form 10-Q for September 30, 1998, and hereby incorporated by reference.

 10.21* Elective Deferred Compensation Plan filed as Exhibit 10.8 to the
        Company's Quarterly Report on Form 10-Q for September 30, 1998, and hereby incorporated by reference.

 10.22* Automatic Deferred Compensation Plan filed as Exhibit 10.9 to the
        Company's Quarterly Report on Form 10-Q for September 30, 1998, and hereby incorporated by reference.

 10.23* Employment Agreement dated July 1, 1997, by and between the Company and
        Augustine Nieto filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for 1997, and hereby incorporated by reference.

 12     Statement regarding computation of ratio of earnings to fixed charges.

 21.1   Subsidiaries of the Company.

 23.1   Consent of Independent Public Accountants is on page 58 of this Report.

 24.1   Powers of Attorney.

 27.1   Financial Data Schedule.

-------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.