Form 10-Q
period 1999-03-31
BRUNSWICK CORP
filed 1999-05-14
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the quarterly period ended March 31, 1999

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

  Yes  X        No


At May 10, 1999, there were 91,930,393 shares of the Company's
Common Stock ($.75 par value) outstanding.


            Part I- Financial Information

              Item I-Financial Statements

                 Brunswick Corporation
           Consolidated Statements of Income
          for the three months ended March 31
          (in millions, except per share data)
                      (unaudited)

                                                            1999        1998

Net sales                                                   1,083.0       904.2
Cost of sales                                                 792.4       647.9
Selling, general and administrative expense                   181.0       148.2
    Operating earnings                                        109.6       108.1
Interest expense                                              (15.5)      (14.9)
Other income (expense)                                         (1.2)        1.8
    Earnings before income taxes                               92.9        95.0
Income tax provision                                           35.3        36.1

    Net earnings                                               57.6        58.9

Earnings per common share:
Basic                                                          0.63        0.59
Diluted                                                        0.62        0.59


Average shares used for computation of:
  Basic earnings per share                                     92.0        99.5
  Diluted earnings per share                                   92.6       100.5

Cash dividends declared per common share                      0.125       0.125

The notes are an integral part of these
  consolidated statements.

                    Brunswick Corporation
                 Consolidated Balance Sheets
  As of March 31, 1999, December 31, 1998 and March 31, 1998
               (in millions, except share data)
                         (unaudited)

                                                               March 31,    December 31,     March 31,
                                                                  1999          1998           1998

Assets
Current assets
  Cash and cash equivalents, at cost,
    which approximates market                                        81.2           126.1           82.7
  Accounts and notes receivable,
    less allowances of $21.3, $22.5 and $21.7                       589.4           420.8          570.1
  Inventories
    Finished goods                                                  410.5           383.6          365.1
    Work-in-process                                                 138.0           141.3          145.9
    Raw materials                                                   121.3           120.6          138.9
      Net inventories                                               669.8           645.5          649.9
  Prepaid income taxes                                              212.1           208.7          211.1
  Prepaid expenses                                                   51.9            53.3           44.6
       Current assets                                             1,604.4         1,454.4        1,558.4

Property
  Land                                                               70.7            72.0           76.3
  Buildings                                                         405.4           412.0          434.9
  Equipment                                                         960.2           950.9          851.8
      Total land, buildings and equipment                         1,436.3         1,434.9        1,363.0
  Accumulated depreciation                                         (714.7)         (699.0)        (669.1)
      Net land, buildings and equipment                             721.6           735.9          693.9
  Unamortized product tooling costs                                 118.8           109.2          108.8
      Net property                                                  840.4           845.1          802.7

Other assets
  Goodwill                                                          713.2           718.9          731.5
  Other intangibles                                                  98.1           101.6          115.3
  Investments                                                        80.3            71.2           78.5
  Other long-term assets                                            165.0           160.3          166.2
      Other assets                                                1,056.6         1,052.0        1,091.5

Total Assets                                                      3,501.4         3,351.5        3,452.6

Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including
    current maturities of long-term debt                            274.7           170.1          296.2
  Accounts payable                                                  273.3           286.1          256.3
  Accrued expenses                                                  543.6           574.6          531.6
  Income taxes payable                                               42.4             5.6           35.3
      Current liabilities                                         1,134.0         1,036.4        1,119.4

Long-term debt
  Notes, mortgages and debentures                                   635.6           635.4          645.5

Deferred items
  Income taxes                                                      161.8           165.1          137.7
  Postretirement and postemployment benefits                        141.4           141.1          138.2
  Compensation and other                                             68.7            62.2           55.5
      Deferred items                                                371.9           368.4          331.4

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,538,000 shares                       76.9            76.9           76.9
  Additional paid-in capital                                        312.6           311.5          310.3
  Retained earnings                                               1,235.6         1,189.5        1,098.7
  Treasury stock, at cost:
    10,556,000; 10,669,000 and 3,039,000 shares                    (205.7)         (204.7)         (62.9)
  Unamortized ESOP expense and other                                (54.1)          (56.1)         (62.2)
  Accumulated other comprehensive income                             (5.4)           (5.8)          (4.5)
      Common shareholders' equity                                 1,359.9         1,311.3        1,356.3

Total liabilities and shareholders' equity                        3,501.4         3,351.5        3,452.6


The notes are an integral part of these consolidated statements.

                           Brunswick Corporation
                   Consolidated Statements of Cash Flows
                    for the three months ended March 31
                           (dollars in millions)
                                (unaudited)


                                                                              1999        1998

Cash flows from operating activities
  Net earnings                                                                   57.6        58.9
  Depreciation and amortization                                                  41.5        39.5
  Changes in noncash current assets and current
    liabilities                                                                (234.4)     (255.1)
  Income taxes                                                                   29.1        58.9
  Other, net                                                                      5.5        (9.1)
     Net cash used for operating activities                                    (100.7)     (106.9)

Cash flows from investing activities
  Acquisitions of businesses                                                      0.0       (29.0)
  Capital expenditures                                                          (31.1)      (36.8)
  Other, net                                                                     (3.3)        2.3
     Net cash used for financing activities                                     (34.4)      (63.5)

Cash flows from financing activities
  Net proceeds from issuances of short-term
   commercial paper and other short-term debt                                   104.8       186.2
  Cash dividends paid                                                           (11.5)      (12.4)
  Stock repurchases                                                              (3.7)      (11.5)
  Stock options exercised                                                         0.6         4.4
  Other, net                                                                      0.0         0.8
     Net cash provided by financing activities                                   90.2       167.5

Net decrease in cash and cash equivalents                                       (44.9)       (2.9)
Cash and cash equivalents at January 1                                          126.1        85.6

Cash and cash equivalents at March 31                                            81.2        82.7

Supplemental cash flow disclosures:
  Interest paid                                                                  17.7        18.9
  Income taxes paid (refunds received), net                                       6.2       (22.8)
  Treasury stock issued for compensation plans and other                          4.9         9.5


  The notes are an integral part of these consolidated statements.


                       Brunswick Corporation
            Notes to Consolidated Financial Statements
       March 31, 1999, December 31, 1998 and March 31, 1998
                            (unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarters ended March 31, 1999 and 1998. The 1999 interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

Note 2 - Earnings Per Common Share

There is no difference in the net earnings used to compute the Company's basic and diluted earnings per share. The difference in the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share is the amount of potential common stock relating to employee stock options. The weighted-average number of shares of potential common stock was
0.6 million and 1.0 million for the quarters ended March 31, 1999 and 1998, respectively.

Note 3 - Debt

During the first quarter of 1999, commercial paper outstanding increased to $249.5 million at March 31, 1999, versus $156.3 million at December 31, 1998, to fund working capital requirements and capital expenditures.

Note 4 - Litigation

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

On October 23, 1998, a suit was filed in the United States District Court for the District of Minnesota by two independent boat builders alleging antitrust violations by the Company in the sterndrive and inboard engine business, seeking to rely on both the liability and damage findings of the Concord litigation. In this suit, KK Motors et al. v. Brunswick Corporation (KK Motors), the named plaintiffs also seek to represent a class of all allegedly similarly situated boat builders whose claims have not been resolved in Concord or in other judicial proceedings. Sales of sterndrive and inboard marine engines to the Concord plaintiffs are estimated to have represented less than one-fifth of the total sold to independent boat builders during the six-and-one-half year time period for which damages were awarded in that suit. The complaint in the KK Motors case seeks damages for a time period covering slightly less than four years.

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

On February 10, 1999, a former dealer of Brunswick boats filed suit in the United States District Court for the District of Minnesota, also seeking to rely on the liability findings of the Concord action. This suit, Amo Marine Products, Inc. v. Brunswick Corporation (Amo) seeks class status purporting to represent all marine dealers who purchased directly from Brunswick sterndrive or inboard engines or boats equipped with sterndrive or inboard engines during the period January 1, 1986 to June 30, 1998. Sales by Brunswick of boats equipped with sterndrive or inboard engines to dealers accounted for less than half of such engines produced during the time period covered by the complaint; sales of such engines directly to dealers were de minimis. The complaint seeks damages in an unspecified amount and requests injunctive relief. On March 31, 1999, another suit, Jack's Marina, Inc. v. Brunswick (Jack's Marina), was filed in the same court seeking to represent the same putative class as Amo.

On February 16, 1999, a suit was filed in the Circuit Court of Washington County, Tennessee, by an individual claiming that the same conduct challenged in the Concord action violated various antitrust and consumer protection laws of 16 states and the District of Coulmbia. In that suit, Couch v. Brunswick (Couch), plaintiff seeks to represent all indirect purchasers in those states of boats equipped with Brunswick sterndrive or inboard engines. The plaintiff claims damages in an unspecified amount during the period from 1986 to the filing of the complaint and also requests injunctive relief.

It is possible that additional suits will be filed, in either federal or state court, asserting allegations similar to those in the existing complaints and purporting to represent similar or overlapping classes of claimants.

The Company has answered or will answer each of these new complaints denying liability and asserting various defenses. In addition, the Company has filed or will file motions to stay all proceedings in each of these matters pending the resolution of the appeal in the Concord action because it believes that an appellate decision in that matter is likely to have an impact on each of these recently filed actions. In the KK Motors and Amo cases, the court has granted a stay of all proceedings on the merits of plaintiffs' claims, but has allowed the cases to proceed on class certification and certain procedural matters. In the Volvo case the court has denied the stay.

Because litigation is subject to many uncertainties, the Company is unable to predict the outcome of any of the above referenced actions. While there can be no assurance, the Company believes the adverse judgment in the Concord case is likely to be reversed on appeal and that any such reversal will have an impact on all related actions. If the Concord judgment is sustained after all appeals, however, and if the KK Motors and/or Amo and Jack's Marina cases successfully proceed as class actions on behalf of all described potential claimants substantially as alleged, and if plaintiffs are successful, the damages ultimately payable by the Company would have a material adverse effect on the Company's financial condition and results of operations. The Company is unable at this time to assess the magnitude of damages that either Volvo or the Couch plaintiffs might assert. Because of a variety of factors affecting both the likelihood and size of any damage award to these or any other potential claimants, the Company is unable to estimate the range, amount or timing of its overall possible exposure.

Note 5 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's operating segments for the quarters ended
March 31, 1999 and 1998 (in millions):

                                   Quarter Ended March 31,
                                   1999               1998
                              Net     Operating    Net      Operating
                             Sales    Earnings    Sales     Earnings

      Outdoor Recreation     $213.1   $13.6        $157.7    $18.4
      Indoor Recreation       184.8    23.6         163.6     16.2
      Boat (1)                368.4    29.4         313.7     32.3
      Marine Engine           386.7    53.5         331.7     49.3
      Corporate/Other         (70.0)  (10.5)        (62.5)    (8.1)
      Consolidated         $1,083.0  $109.6        $904.2   $108.1

(1) Boat segment operating earnings for the quarter ended March
 31, 1998, include $7.5 million of income recorded in connection with a settlement with certain boat dealers.

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

The components of the 1998 strategic charge include lease termination costs, severance costs, other incremental costs and asset disposition costs. Lease termination costs of $11.3 million consist primarily of costs to exit leased international bowling facilities as well as distribution and warehouse facilities of the Outdoor Recreation segment. Severance costs of $10.6 million relate to the termination of approximately 750 employees in the Company's bowling businesses and 330 employees in the Company's Outdoor
Recreation segment. During 1999, the Company substantially completed the severance actions. Other incremental costs of $9.3 million include contract termination costs related to the manufacture and sale of bowling equipment; cleanup, holding and shutdown costs related to the closing of domestic distribution warehouses and manufacturing facilities; and legal costs.
Asset disposition costs of $28.8 million primarily relate to the write-down of facilities and equipment at international bowling centers in the Indoor Recreation segment and manufacturing facilities in the Outdoor Recreation segment. As of March 31, 1999 and
September 30, 1998, these assets had a gross carrying value of approximately $14.9 million and $35.2 million, respectively, and an estimated sales value, net of related costs to sell, of $0.3 million and $6.4 million, respectively. The Company is pursuing plans to complete the sale of these assets in 1999.

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

These actions included termination of approximately 900 hourly and salaried employees and severance and related benefits totaling $32.6 million. During 1998, the Company substantially completed the severance actions of both hourly and salaried employees.
Asset disposition costs of $26.4 million consist of the write-down of facilities and equipment related to the development of a line of personal watercraft, boat manufacturing facilities in Ireland and Oklahoma and an international pinsetter plant. As of March 31, 1999, and September 30, 1997, these assets had a gross carrying value of approximately $10.6 million and $30.1 million, respectively, with an estimated sales value approximating the related cost to sell at March 31, 1999, and an estimated sales value less cost to sell of $3.7 million as of September 30, 1997. The Company is pursuing plans to complete the sale of these assets in 1999. Product and inventory write-downs related to exit activities were $15.6 million. Other incremental costs related to exit activities were $23.9 million.

The Company's accrued expense balances relating to 1998 and 1997 strategic charges as of March 31, 1999 and December 31, 1998, were as follows (in millions):

                            December 31,     1999       March 31,
                                1998       Spending       1999
Severance                      $16.1         $4.3         $11.8
Lease Termination               10.6          0.5          10.1
Other Incremental costs         10.8          1.6           9.2
  Total                        $37.5         $6.4         $31.1

The balance of the severance-related accruals covers future payments to be made for severance actions.

Note 7 - Comprehensive Income

Accumulated other comprehensive income includes cumulative translation, unrealized gains and losses on investments and minimum pension liability adjustments. Comprehensive income for the quarters ended March 31, 1999 and 1998, was as follows (in millions):


                                            Quarter Ended
                                              March 31
                                           1999      1998

    Net earnings                          $57.6     $58.9
    Other comprehensive income (loss)       0.4      (4.3)
      Comprehensive income                $58.0     $54.6




          Item 2. - Management's Discussion and Analysis

Overview

The Company's financial results in the first quarter of 1999 continue to reflect the favorable effect of its growth strategy, which includes acquiring active recreation businesses, expanding existing brands through effective marketing programs and product innovations, and managing costs to improve operating margins.

Results of Operations

Consolidated

The following table sets forth certain ratios and relationships calculated from the consolidated statements of income for the quarters ended March 31:

                                                     1999        1998
  Percentage increase (decrease) versus the prior year in:
     Net sales                                       19.8%       7.4%
     Operating earnings                               1.4%      15.7%
     Net earnings                                    (2.2)%     11.8%
     Diluted earnings per share                       5.1%      11.3%
   Expressed as a percentage of net sales:
     Gross margin                                    26.8%      28.3%
     Selling, general and administrative expense     16.7%      16.3%
     Operating margin                                10.1%      12.0%

Sales increased by $178.8 million to $1,083.0 million in the first quarter of 1999 from $904.2 million in 1998. This increase primarily reflects gains in sales of marine engines due to strong demand for sterndrive engines and new low-emission outboard engines, continued improvements in the mix of boat sales driven by larger, higher-margin boats, and an increase in sales of bicycles due to expanded distribution.

Gross margin decreased to 26.8 percent in 1999 from 28.3 percent in 1998 as the Company took actions in the first quarter of 1999 in the camping business that resulted in a $5.0 million inventory write-down. Also contributing to the margin decline was a shift in sales mix as a result of strong sales gains in lower-margin product offerings including bikes and low-emission outboard engines. These factors more than offset gross margin gains in the bowling business resulting from the strategic actions taken in 1998.

Selling, general and administrative expenses (SG&A expenses) as a percent of sales increased to 16.7 percent in the first quarter of 1999 from 16.3 percent in the first quarter of 1998. SG&A expenses in 1998 include $7.5 million of income recorded in 1998 in connection with the settlement reached with certain of the Company's boat dealers, MarineMax, Inc. Excluding this settlement, SG&A expenses as a percent of sales declined to 16.7 percent in 1999 from 17.2 percent in 1998 reflecting the Company's continuing focus on cost management, while increasing expenditures for product and market development.

Operating earnings totaled $109.6 million in 1999 and $108.1 million in 1998. Operating margins in the first quarter of 1999 were 10.1 percent compared with 12.0 percent (11.1 percent excluding the aforementioned MarineMax settlement) in 1998.

Other income and expense amounted to a loss of $1.2 million in 1999 compared with income of $1.8 million in 1998 reflecting a reduction in the contribution from joint ventures along with the effect of changes in foreign currency related adjustments. The Company's effective tax rate was 38.0 percent in the first quarter of 1999 and 1998.

Net earnings were $57.6 million in 1999 versus $58.9 million in 1998, and diluted earnings per share increased to $0.62 in the first quarter of 1999 from $0.59 in 1998. Excluding the previously mentioned 1998 settlement ($4.6 million after tax), net earnings increased 6.1 percent and diluted earnings per share increased 14.8 percent. Average common shares outstanding used to calculate diluted earnings per share decreased to 92.6 million in 1999 from 100.5 million in 1998 primarily reflecting stock repurchased during 1998.

Outdoor Recreation Segment

The following table sets forth Outdoor Recreation segment results for the quarters ended March 31 (dollars in millions):

                                          1999        1998

       Net sales                        $213.1      $157.7
       Operating earnings               $ 13.6      $ 18.4
       Operating margin                    6.4%       11.7%
       Capital expenditures             $  8.4      $  6.7

In 1999, Outdoor Recreation segment sales increased 35.1 percent to $213.1 million. The sales gain reflects increased bicycle sales due to expanded distribution and improvements in sales of ice chests, beverage coolers and fishing equipment due to new product introductions. These gains were partially offset by lower camping equipment sales.

Operating earnings in 1999 decreased to $13.6 million or 26.1 percent from 1998 and operating margins for the segment were 6.4 percent during the first quarter of 1999, compared with 11.7 percent in 1998. These declines were primarily attributable to actions taken in the first quarter of 1999 to better position this segment to improve its performance over the long term. The Company implemented promotional programs designed to lower inventories of slower moving camping products and reduced the number of products offered to concentrate efforts on fewer, but higher-margin products. This resulted in a $5.0 million inventory write-down in the first quarter of 1999. These actions, along with continued emphasis on effective cost management, investments in new product launches and aggressive marketing activities are expected to result in earnings growth for the Outdoor Recreation segment in the later part of the year.


Indoor Recreation Segment

The following table sets forth Indoor Recreation segment results for the quarters ended March 31 (dollars in millions):
                                          1999        1998

       Net sales                        $184.8      $163.6
       Operating earnings               $ 23.6      $ 16.2
       Operating margin                   12.8%        9.9%
       Capital expenditures             $  5.7      $ 10.0

The Indoor Recreation segment recorded sales of $184.8 million, which represents an increase of 13.0 percent from 1998. This increase was a result of growth in fitness equipment sales due to a continuing strong health club market in the United States, Europe and the United Kingdom and increased bowling center revenues and bowling equipment sales.

Operating earnings of $23.6 million in 1999 represented a 45.7 percent increase from 1998. Operating margins were 12.8 percent in 1999 compared with 9.9 percent in 1998. These improvements reflect increased sales and the strategic actions taken in late 1998 to address the effect of the Asian economic situation on bowling equipment sales.

Boat Segment

The following table sets forth Boat segment results for the quarters ended March 31 (dollars in millions):

                                       1999        1998

     Net sales                       $368.4      $313.7
     Operating earnings              $ 29.4      $ 32.3
     Operating margin                   8.0%       10.3%
     Capital expenditures            $  6.4      $  8.7


The Boat segment reported a 17.4 percent increase in sales to $368.4 million in 1999 as a result of continued strong demand for larger boats.

Operating earnings for the segment were $29.4 million in the first quarter of 1999, compared with $32.3 million in the same period of 1998. Operating margins were 8.0 percent in the first quarter of 1999 versus 10.3 percent in the same period of 1998. In the first quarter of 1998, the Company recorded income of $7.5 million in connection with the aforementioned settlement reached with certain of the Company's boat dealers. Excluding this settlement, operating earnings totaled $24.8 million and operating margins were 7.9 percent in the first quarter of 1998. The change in operating margins, excluding the settlement, reflects the benefits from a reduction in retail price incentives and the continued growth in sales of larger, higher-margin boats. Benefits from these factors were offset by increased investments in advertising and marketing, along with costs associated with rationalizing certain product lines and manufacturing operations.


Marine Engine Segment

The following table sets forth Marine Engine segment results for the quarters ended March 31 (dollars in millions):
                                       1999        1998

     Net sales                       $386.7      $331.7
     Operating earnings              $ 53.5      $ 49.3
     Operating margin                  13.8%       14.9%
     Capital expenditures            $ 10.4      $ 11.0

The Marine Engine segment posted a sales gain in 1999 of 16.6 percent to $386.7 million resulting from strong demand for sterndrive engines and new low-emission outboard engines, along with increased distribution of engine parts and accessories.

Operating earnings were $53.5 million in the first quarter of 1999, compared with $49.3 million in the same period last year, and operating margins were 13.8 percent in 1999 and 14.9 percent in 1998. The operating margin decline reflects higher sales of low-emission outboard engines that have lower margins than traditional outboards due to higher initial production costs. In addition, increased investments in product development, service initiatives and brand-building marketing activities affected margins in the first quarter of 1999.


Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments. Cash and cash equivalents totaled $81.2 million at March 31, 1999, down from $126.1 million at the end of 1998.

Cash used for operating activities for the first quarter reflects a seasonal build in working capital and totaled $100.7 million in 1999, versus $106.9 million in 1998. The primary components of cash used for operating activities include the Company's net earnings adjusted for noncash expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels. The improvement in cash used for operating activities between periods reflects the benefits of improved working capital management partially offset by the effects of the timing of tax payments between the two years.

During the first quarter of 1999, the Company invested $31.1 million in capital expenditures, compared with $36.8 million in 1998. Total debt at March 31, 1999, increased to $910.3 million versus $805.5 million at the end of 1998 due to increased commercial paper borrowings to fund working capital requirements and capital expenditures. Debt-to-capitalization ratios at these dates were 40.1 percent and 38.1 percent, respectively.

During the first quarter of 1999, the Company repurchased 180,000 shares of its common stock for $3.7 million in open market transactions under the systematic repurchase program announced in 1997.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company has a $400 million long-term credit agreement with a group of banks. The Company has $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. Management believes that these factors provide adequate sources of liquidity to meet its long-term and short-term needs.

Refer to Note 4 to consolidated financial statements and the Legal Proceedings section below for disclosure of the potential cash requirements of legal proceedings and to Note 6 to the 1998 consolidated financial statements in the Company's Annual Report on Form 10-K for environmental proceedings. Additionally, the Company is in the process of litigating certain findings from Federal tax audits for the years 1990 and 1991 as described in
Note 13 to the 1998 consolidated financial statements in the Company's Annual Report on Form 10-K. Should the IRS prevail in these proceedings, the Company may be required to pay up to $60 million for taxes due, plus accrued interest.

Legal Proceedings

Six lawsuits, more fully described in Note 4 to the consolidated financial statements, are currently pending wherein it is claimed the Company violated various provisions of federal and state antitrust and state consumer protection laws in connection with its sales of MerCruiser sterndrive and inboard engines and its acquisitions of the Sea Ray and US Marine boat companies. In June 1998, an adverse verdict was reached in the first of these suits that was brought by a buying group of boat-builder customers whose purchases represent less than one-fifth of all direct sales of sterndrive and inboard engines to boat builders during the damage period relevant to that action. That verdict and resulting damage judgment of $133.2 million, after trebling, has been appealed and the Company believes the adverse judgment is likely to be reversed. Following the verdict, five additional suits have been filed seeking to rely on the allegations and findings of that verdict. The first purports to represent a class of all other boat-builder customers and seeks damages on the same model as the initial suit and the second was brought by the Company's principal competitor in the sterndrive engine business and claims damages in an unspecified amount. Two suits seek to represent a class of all dealers that purchased sterndrive or inboard engines or boats equipped with such engines directly from the Company and the remaining suit seeks to represent indirect purchasers from 17 jurisdictions of boats equipped with such engines. Because of a variety of factors affecting both the likelihood and size of any damage award to these or any other potential claimants, the Company is unable to estimate the range, amount or timing of its overall possible exposure, and accordingly, no expense for either the judgment or related lawsuits has been recorded. If the adverse judgment is sustained after all appeals, and if the class actions proceed and are successful, the damages ultimately payable by the Company would have a material adverse affect on the Company's financial condition and results of operations.

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

Year 2000

In January 1998, the Company initiated a formal program to address the Year 2000 issue. The Year 2000 issue involves the inability of date-sensitive computer applications to process dates beyond the year 2000. The Company has established a Year 2000 Project Office to lead initiatives that address areas with the potential of having a major adverse effect on the business. The Company's program encompasses the use of both internal and external resources to identify, remediate and test systems for Year 2000 readiness. External resources include nationally recognized consulting firms and other contractual resources to supplement available internal resources.

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

The Company is in the process of implementing its plan to address its IT and non-IT systems that includes a combination of replacement and remediation activities. The implementation of this plan is expected to be substantially complete in July 1999. The Company's IT replacement projects, which are being done in connection with company-wide IT system upgrade projects, are approximately 85 to 90 percent complete and include financial and order-processing systems in certain businesses. The remaining IT systems are being addressed through remediation efforts, which have been substantially completed. The Company's testing activities include system testing, unit testing and Year 2000 multiple-date testing. Testing efforts are ongoing, with an expected finish date for substantially all IT systems in July 1999. Replacement and remediation of non-IT systems is also ongoing, with a targeted finish date of July 1999 for substantially all such systems.

An inventory and assessment of the technology incorporated into the Company's products is substantially complete. Key areas of focus include bowling products consisting of electronic scorers and bowling center management systems. The Company is currently taking steps to address these products on a case-by-case basis including notifying known users and making Year 2000 solutions available, where appropriate. These steps are expected to be completed by July 1999.

The Company is assessing the Year 2000 readiness of its critical customers and suppliers and has sent letters inquiring as to their Year 2000 readiness. Of approximately 1,300 suppliers considered critical, approximately 5 percent are high risk based on their responses and approximately 24 percent have not yet responded to inquiries. The Company will supplement this written correspondence with additional procedures, which may include interviews and on-site visits to evaluate risks associated with third parties, and will consider the results from these procedures in establishing its contingency plans.

The Company believes that its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the Company's results of operations or financial condition; however, given the complexity and number of potential risks, there can be no guarantee that the Company's efforts will be successful. The risks to a successful Year 2000 plan include, but are not limited to, the readiness of customers and suppliers, including suppliers of sole and internationally sourced products; the availability of technical resources; and the effectiveness of systems replacement and remediation programs and product fixes.

If the Company's efforts to achieve Year 2000 readiness are unsuccessful, the impact could have a material adverse effect on the Company's results of operation and financial condition. The potential adverse effects include a limited ability to manufacture and distribute products and process daily business transactions.

The Company has developed contingency plans designed to mitigate the potential disruptions that may result from the Year 2000 issue. These plans may include shifting from replacement to remediation activities for IT systems, securing alternative sources for key suppliers of materials and services, replacing electronic applications with manual processes, developing emergency backup and recovery procedures, investing in safety stocks of key raw materials and finished goods and other measures considered appropriate by management. These contingency plans and the related cost estimates will be continually refined as additional information becomes available.

The costs of remediating existing software and other Year 2000-related expenses have been determined and are expected to total approximately $15 million to $18 million. The Company has expensed approximately $12.4 million of costs since the Year 2000 assessment process began in 1997. The majority of this amount was expensed in 1998. Costs associated with the replacement of non-Year 2000 compliant systems are included in capital expenditures as part of the company-wide systems upgrade project. Total spending on the systems upgrade project through March 1999 is $74.6 million, of which $66.0 million has been capitalized. Spending on replacement projects necessary for Year 2000 readiness is substantially complete.



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




                   PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Note 4 to the Financial Statements in Part I of this Quarterly
Report on pages 6 to 8 is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

At the April 21, 1999, Annual Meeting of Shareholders of
Brunswick, Messrs. Peter Harf, Peter N. Larson and Jay W. Lorsch and Ms. Bettye Martin Musham were elected directors of Brunswick for terms expiring at the 2002 Annual Meeting. The numbers of shares voted with respect to these directors were:

     Nominees                 For                 Withheld

     Peter Harf               80,519,414          1,175,987
     Peter N. Larson          80,331,067          1,364,334
     Jay W. Lorsch            80,455,803          1,239,598
     Bettye Martin Musham     80,480,390          1,215,011

There were no broker non-votes with respect to the directors.

At the 1999 Annual Meeting, the amendment to the 1991 Stock Plan increasing the number of shares authorized for issuance under the 1991 Stock Plan was approved pursuant to the following vote:

                                  Number of
                                  Shares

                 For               63,637,986
                 Against            9,237,643
                 Abstain              597,315
                 Broker Non-votes   8,222,456

The 1991 Stock Plan is described on pages 22 to 25 of Brunswick's definitive proxy statement dated March 22, 1999, and is Exhibit A to the proxy statement, which description and exhibit are hereby incorporated by reference.

At the 1999 Annual Meeting, the Board of Directors' appointment of Arthur Andersen LLP as auditors for Brunswick and its subsidiaries for the year 1999 was ratified pursuant to the following vote:

                                  Number of
                                  Shares

                 For               80,855,008
                 Against              455,004
                 Abstain              385,388
                 Broker Non-votes           0


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

       None.


(b)  Reports on Form 8-K.

        On January 8, 1999, Brunswick filed a Current Report on Form 8-K that reports under Item 5 that a suit was filed claiming Brunswick violated various provisions of the antitrust laws in connection with its sales of MerCruiser sterndrive and inboard engines.

        On January 12, 1999, Brunswick filed an amended Current
        Report on Form 8-K/A that reports under Item 5 developments in the Concord Boat Corporation, et al. v.
        Brunswick Corporation lawsuit.

        On March 2, 1999, Brunswick filed a Current Report on Form 8-K that reports under Item 5 that two additional lawsuits were brought against Brunswick claiming Brunswick violated various provisions of federal or state antitrust laws and consumer protection laws in connection with its sale of MerCruiser sterndrive and inboard engines and that summarizes the status of the other antitrust suits pending against Brunswick.


                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRUNSWICK CORPORATION

May 14, 1999                  By: /s/ Victoria J. Reich
                                   Victoria J. Reich
                                   Vice President and Controller*

*Ms. Reich is signing this report both as a duly authorized officer and as the principal accounting officer.