Form 10-Q
period 1999-06-30
BRUNSWICK CORP
filed 1999-08-13
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the quarterly period ended June 30, 1999

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

  Yes  X        No


At August 10, 1999, there were 92,009,953 shares of the Company's Common Stock ($.75 par value) outstanding.


 Part I- Financial Information

              Item I-Financial Statements

                 Brunswick Corporation
           Consolidated Statements of Income
             for the periods ended June 30
          (in millions, except per share data)
                       (unaudited)
                                                              Quarter               Six Months
                                                           ended June 30           ended June 30
                                                              1999        1998        1999        1998

Net sales                                                   1,175.2     1,113.0     2,258.2     2,017.2
Cost of sales                                                 835.8       795.3     1,628.2     1,443.2
Selling, general and administrative expense                   195.2       173.8       376.2       322.0
    Operating earnings                                        144.2       143.9       253.8       252.0
Interest expense                                              (15.1)      (16.0)      (30.6)      (30.9)
Other income                                                    2.0         4.7         0.8         6.5
    Earnings before income taxes                              131.1       132.6       224.0       227.6
Income tax provision                                           48.7        49.2        84.0        85.3

    Net earnings                                               82.4        83.4       140.0       142.3

Earnings per common share:
Basic                                                          0.90        0.84        1.52        1.43
Diluted                                                        0.89        0.83        1.51        1.42


Average shares used for computation of:
  Basic earnings per share                                     91.9        99.4        91.9        99.4
  Diluted earnings per share                                   92.6       100.4        92.5       100.5

Cash dividends declared per common share                      0.125       0.125        0.25        0.25

The notes are an integral part of these
  consolidated statements.

                    Brunswick Corporation
                 Consolidated Balance Sheets
  As of June 30, 1999, December 31, 1998, and June 30, 1998
               (in millions, except share data)
                          (unaudited)

                                                                   June 30,    December 31,     June 30,
                                                                     1999          1998           1998

Assets
Current assets
  Cash and cash equivalents, at cost,
    which approximates market                                       108.2           126.1           71.0
  Accounts and notes receivable,
    less allowances of $24.4, $22.5 and $22.0                       595.2           420.8          610.4
  Inventories
    Finished goods                                                  376.2           383.6          345.0
    Work-in-process                                                 143.5           141.3          142.6
    Raw materials                                                   122.0           120.6          133.6
      Net inventories                                               641.7           645.5          621.2
  Prepaid income taxes                                              228.0           208.7          221.6
  Prepaid expenses                                                   51.4            53.3           41.5
       Current assets                                             1,624.5         1,454.4        1,565.7

Property
  Land                                                               70.6            72.0           74.3
  Buildings                                                         403.0           412.0          442.1
  Equipment                                                         973.0           950.9          884.4
      Total land, buildings and equipment                         1,446.6         1,434.9        1,400.8
  Accumulated depreciation                                         (730.8)         (699.0)        (693.8)
      Net land, buildings and equipment                             715.8           735.9          707.0
  Unamortized product tooling costs                                 120.3           109.2          101.3
      Net property                                                  836.1           845.1          808.3

Other assets
  Goodwill                                                          707.4           718.9          728.6
  Other intangibles                                                  94.4           101.6          108.6
  Investments                                                        85.0            71.2           99.6
  Other long-term assets                                            165.8           160.3          164.4
      Other assets                                                1,052.6         1,052.0        1,101.2

Total Assets                                                      3,513.2         3,351.5        3,475.2

Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including
    current maturities of long-term debt                            188.1           170.1          225.6
  Accounts payable                                                  276.4           286.1          259.1
  Accrued expenses                                                  590.9           574.6          560.3
  Income taxes payable                                               28.2             5.6           30.7
      Current liabilities                                         1,083.6         1,036.4        1,075.7

Long-term debt
  Notes, mortgages and debentures                                   629.1           635.4          641.8

Deferred items
  Income taxes                                                      161.2           165.1          138.3
  Postretirement and postemployment benefits                        142.4           141.1          139.5
  Compensation and other                                             65.8            62.2           61.7
      Deferred items                                                369.4           368.4          339.5

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,538,000 shares                       76.9            76.9           76.9
  Additional paid-in capital                                        312.9           311.5          311.3
  Retained earnings                                               1,306.5         1,189.5        1,169.6
  Treasury stock, at cost:
   10,690,000; 10,669,000 and 3,346,000 shares                     (209.8)         (204.7)         (74.1)
  Unamortized ESOP expense and other                                (52.0)          (56.1)         (61.5)
  Accumulated other comprehensive income                             (3.4)           (5.8)          (4.0)
      Common shareholders' equity                                 1,431.1         1,311.3        1,418.2

Total liabilities and shareholders' equity                        3,513.2         3,351.5        3,475.2


The notes are an integral part of these consolidated statements.


                          Brunswick Corporation
                   Consolidated Statements of Cash Flows
                      for the six months ended June 30
                           (dollars in millions)
                                (unaudited)

                                                                           Six Months ended June 30
                                                                                1999        1998

Cash flows from operating activities
  Net earnings                                                                  140.0       142.3
  Depreciation and amortization                                                  83.6        79.3
  Changes in noncash current assets and current
    liabilities                                                                (158.2)     (226.9)
  Income taxes                                                                    4.9        45.6
  Other, net                                                                      4.6        (2.7)
     Net cash provided by operating activities                                   74.9        37.6

Cash flows from investing activities
  Acquisitions of businesses                                                     (2.3)      (31.9)
  Capital expenditures                                                          (67.4)      (73.0)
  Payments advanced for long-term supply agreements                              (7.1)       (5.5)
  Investments                                                                     0.0       (21.6)
  Other, net                                                                      3.1        10.3
     Net cash used for financing activities                                     (73.7)     (121.7)

Cash flows from financing activities
  Net proceeds from issuances of short-term
   commercial paper and other short-term debt                                    16.2       116.2
  Payments of long-term debt including current maturities                        (4.6)       (3.5)
  Cash dividends paid                                                           (23.0)      (24.9)
  Stock repurchases                                                             (10.5)      (24.8)
  Stock options exercised                                                         2.8         6.5
     Net cash (used for)/provided by financing activities                       (19.1)       69.5

Net decrease in cash and cash equivalents                                       (17.9)      (14.6)
Cash and cash equivalents at January 1                                          126.1        85.6

Cash and cash equivalents at June 30                                            108.2        71.0

Supplemental cash flow disclosures:
  Interest paid                                                                  37.1        36.7
  Income taxes paid, net                                                         79.1        39.7
  Treasury stock issued for compensation plans and other                          8.4        12.4


  The notes are an integral part of these consolidated statements.



                        Brunswick Corporation
            Notes to Consolidated Financial Statements
                June 30, 1999, December 31, 1998 and
                            June 30, 1998
                            (unaudited)

Note 1 - Accounting Policies

This unaudited financial data has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements and footnotes prepared in accordance with generally accepted accounting principles have been condensed or omitted. Brunswick
Corporation (the Company) believes that the disclosures in these statements are adequate to make the information presented not misleading. Certain previously reported amounts have been reclassified to conform with the current-period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarters ended June 30, 1999 and 1998. The 1999 interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

Note 2 - Earnings Per Common Share

There is no difference in the net earnings used to compute the Company's basic and diluted earnings per share. The difference in the weighted-average number of shares of common stock outstanding used to compute basic and diluted earnings per share is the amount of potential common stock relating to employee stock options. The weighted-average number of shares of potential common stock was 0.7 million and 1.0 million for the quarters ended June 30, 1999 and 1998, respectively, and 0.6 million and 1.1 million for the six-month periods ended June 30, 1999 and 1998, respectively.

Note 3 - Debt

Short-term debt, including current maturities of long-term debt, increased to $188.1 million at June 30, 1999, versus $170.1 million at December 31, 1998, due to increased short-term borrowings to fund seasonal working capital requirements and capital expenditures.

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

On November 4, 1998, the Company filed an appeal contending the Concord verdict was erroneous as a matter of law, both as to liability and damages.
Plaintiffs filed a cross appeal on the denial of equitable relief and on the judgment against certain of them on the counterclaim. Briefing on all issues on appeal is complete and oral argument is expected in the fall of 1999. The Company is not presently able to reasonably estimate the ultimate outcome of this case, and accordingly, no expense for this judgment has been recorded. If the adverse judgment is sustained after all appeals, satisfaction of the judgment is likely to have a material adverse effect on the Company's results of operations for a particular year, but is not expected to have a material adverse effect on the Company's financial condition.

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

On February 10, 1999, a former dealer of Brunswick boats filed suit in the United States District Court for the District of Minnesota, also seeking to rely on the liability findings of the Concord action. This suit, Amo Marine Products, Inc. v. Brunswick
Corporation (Amo) seeks class status purporting to represent a class of all marine dealers who purchased directly from Brunswick sterndrive or inboard engines or boats equipped with sterndrive or inboard engines during the period January 1, 1986, to June 30, 1998.
Sales by Brunswick of boats equipped with sterndrive or inboard engines to dealers accounted for less than half of such engines produced during the time period covered by the complaint; sales of such engines directly to dealers were de minimis. The complaint seeks damages in an unspecified amount and requests injunctive relief. On March 31, 1999, another suit, Jack's Marina, Inc. v. Brunswick (Jack's Marina), was filed in the same court seeking to represent the same putative class as Amo.

On February 16, 1999, a suit was filed in the Circuit
Court of Washington County, Tennessee, by an individual claiming that the same conduct challenged in the Concord action violated various antitrust and consumer protection laws of 16 states and the District of Columbia. In that suit, Couch v.
Brunswick (Couch), plaintiff seeks to represent a class of all indirect purchasers of boats equipped with Brunswick sterndrive or inboard engines in seventeen jurisdictions. The plaintiff claims damages in an unspecified amount during the period from 1986 to the filing of the complaint and also requests injunctive relief.

It is possible that additional suits will be filed, in either federal or state court, asserting allegations similar to those in the existing complaints and purporting to represent similar or overlapping classes of claimants.

The Company has answered or will answer each of these new complaints denying liability and asserting various defenses. In addition, the Company filed motions to stay all proceedings or stipulated with the plaintiffs to a stay in each of these matters pending the resolution of the appeal in the Concord action because it believes that an appellate decision in that matter is likely to have an impact on each of these recently filed actions. In the KK Motors and Amo cases, the court granted a stay of all proceedings on the merits of plaintiffs' claims, but has allowed the cases to proceed on class certification and certain procedural matters. In the Volvo case the court has denied the stay. The Company is currently engaged in discovery in the KK Motors, Amo and Volvo cases. The Volvo case is currently set for trial in the first quarter of 2000.

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

Note 5 - Segment Data
The following table sets forth net sales and operating
earnings of each of the Company's operating segments
for the quarter and six-month periods ended June 30,
1999 and 1998 (in millions):
                                        Quarter ended June 30,
                                    1999                    1998

                               Net      Operating       Net      Operating
                               Sales     Earnings      Sales      Earnings

Outdoor Recreation         $   229.6   $  21.0      $   231.4     $  27.3
Indoor Recreation              162.5       7.4          159.5         1.6
Boat *                         390.7      39.8          360.6        43.2
Marine Engine                  469.1      87.5          441.0        79.3
Corporate/Other                (76.7)    (11.5)         (79.5)       (7.5)
Consolidated               $ 1,175.2   $ 144.2      $ 1,113.0     $ 143.9

                                        Six Months ended June 30,
                                   1999                      1998
                               Net      Operating       Net       Operating
                              Sales     Earnings        Sales      Earnings

Outdoor Recreation         $   442.7    $  34.6     $   389.1    $   45.7
Indoor Recreation              347.3       31.0         323.1        17.8
Boat *                         759.1       69.2         674.3        75.5
Marine Engine                  855.8      141.0         772.7       128.6
Corporate/Other               (146.7)     (22.0)       (142.0)      (15.6)
Consolidated               $ 2,258.2    $ 253.8     $ 2,017.2    $  252.0


*Boat segment operating earnings for the quarter and six-month periods ended June 30, 1998, include $7.5 million and $15.0 million, respectively, of income recorded in connection with a settlement with certain boat dealers.

Note 6 - Strategic Charges

During the third quarter of 1998, the Company recorded a pretax charge of $60.0 million ($41.4 million after tax) in the Indoor and Outdoor Recreation segments to cover costs associated with strategic initiatives designed to streamline operations and enhance operating efficiencies in response to the effect of the economic situation in Asia and other emerging markets on its businesses. These actions were substantially completed during 1998.

During the third quarter of 1997, the Company recorded a pretax charge of $98.5 million ($63.0 million after tax) to cover costs associated with strategic initiatives designed to streamline its operations and improve global manufacturing costs. These actions were substantially completed during 1998.

The Company's accrued expense balances relating to 1998 and 1997 strategic charges as of June 30, 1999, and December 31, 1998, were as follows (in millions):

                              December 31,        1999          June 30,
                                  1998          Activity          1999

Severance                      $  16.1         $   6.4         $   9.7
Lease termination                 10.6             1.3             9.3
Other incremental costs           10.8             2.3             8.5
 Total                         $  37.5         $  10.0         $  27.5


In connection with these charges, the Company is disposing of certain assets. Assets to be disposed as a result of the 1998 charge had a gross carrying value of $35.2 million as of September 30, 1998, with related reserves of $28.8 million. These assets had a gross carrying value of $11.3 million as of June 30, 1999, with related reserves of an equal amount.
Assets to be disposed as a result of the 1997 charge had a gross carrying value of $30.1 million as of September 30, 1997, with related reserves of $26.4 million. These assets had a gross carrying value of $10.3 million as of June 30, 1999, with related reserves of an equal amount.
The Company is pursuing plans to complete the remaining sales of these assets in 1999.

Note 7 - Comprehensive Income
Accumulated other comprehensive income includes cumulative translation, unrealized gains and losses on investments and minimum pension liability adjustments. Comprehensive income for the quarters and six-month periods ended June 30, 1999 and 1998, was as follows (in millions):


                                     Quarter ended      Six Months ended
                                        June 30             June 30
                                     1999      1998     1999       1998

Net earnings                        $ 82.4   $ 83.4    $ 140.0     $ 142.3
Other comprehensive income (loss)      2.0      0.5        2.4        (3.8)
Comprehensive income                $ 84.4   $ 83.9    $ 142.4     $ 138.5




          Item 2. - Management's Discussion and Analysis

Overview

The Company's financial results in the second quarter of 1999 continue to reflect the favorable effect of its growth strategy, which includes expanding existing brands through effective marketing programs and product innovations, and managing costs to improve operating margins.

Results of Operations

Consolidated

The following table sets forth certain ratios and relationships calculated from the consolidated statements of income for the quarter and six-month periods ended June 30:



                                         Quarter         Six Months
                                          ended             ended
                                         June 30           June 30
                                       1999    1998     1999     1998

Percentage increase (decrease)
 versus the prior year in:
Net sales                               5.6%   10.4%    11.9%    9.0%
Operating earnings                      0.2%    4.3%     0.7%    8.9%
Net earnings                           (1.2%)   0.6%    (1.6%)   4.9%
Diluted earnings per share              7.2%    0.0%     6.3%    4.4%
Expressed as a percentage of net
 sales:
Gross margin                           28.9%   28.5%    27.9%   28.5%
Selling, general and
 administrative expense                16.6%   15.6%    16.7%   16.0%
Operating margin                       12.3%   12.9%    11.2%   12.5%


In the second quarter of 1999, sales increased $62.2 million or 5.6 percent to $1,175.2 million from $1,113.0 million in 1998. The gain in second quarter revenues reflects continued improvement in the mix of boat sales driven by increased sales of larger boats, along with sales gains due to strong demand for marine parts and accessories, sterndrive engines and new low-emission outboard engines. In the year-to-date period, sales increased by $241.0 million to $2,258.2 million from $2,017.2 million in 1998 due to the aforementioned improvements in boat and marine engine sales and increased sales of bicycles in the first quarter of 1999 due to expanded distribution.

Gross margins improved to 28.9 percent in the second quarter of 1999 versus 28.5 percent in 1998 while the year-to-date comparisons resulted in a decline to 27.9 percent in 1999 versus 28.5 percent in 1998. The improvement in gross margins for the quarter reflects margin gains in the bowling business attributable to the strategic actions taken in late 1998. Also contributing to the gain was an improvement in boat margins caused by a decline in retail incentives and the continued growth in sales of larger, higher-margin boats. The decline in year-to-date gross margins reflects a shift in sales mix resulting from strong sales gains in lower-margin product offerings including bikes and low-emission engines, along with a $5.0 million inventory write-down resulting from actions taken in the camping business in the first quarter of 1999.

Selling, general and administrative expenses (SG&A expenses) increased 12.3 percent to $195.2 million in the second quarter of 1999 versus $173.8 million in 1998. In the year-to-date period, SG&A expenses increased 16.8 percent totaling $376.2 million in 1999 and $322.0 million in 1998. SG&A expenses in 1998 include income of $7.5 million recorded in the second quarter and $15.0 million recorded in the year-to-date period relating to a settlement reached with certain of the Company's boat dealers, MarineMax, Inc.
Excluding this settlement, SG&A expenses as a percent of sales in the quarter increased slightly to 16.6 percent from 16.3 percent and in the year-to-date period remained flat at 16.7 percent.

Operating earnings totaled $144.2 million in the second quarter of 1999 versus $143.9 million in 1998.
In 1999, year-to-date operating earnings totaled $253.8 million compared with $252.0 million in the same period last year.
Excluding the aforementioned settlement in 1998, second quarter operating earnings increased 5.7 percent and operating margins were 12.3 percent in both the 1999 and 1998 periods while year-to-date operating earnings increased 7.1 percent and operating margins declined to 11.2 percent in 1999 from 11.7 percent in 1998.

Other income was $2.0 million in the second quarter of
1999 versus $4.7 million in 1998.   In the year-to-
date period, other income totaled $0.8 million in 1999 and $6.5 million in 1998. These declines primarily reflect the unfavorable effects of foreign currency-related adjustments along with reductions in interest income.

Net earnings were $82.4 million in the second quarter of 1999 versus $83.4 million in 1998, and diluted earnings per share for those periods were $0.89 and $0.83, respectively. For the year-to-date periods, net earnings totaled $140.0 million in 1999 and $142.3 million in 1998 while diluted earnings per share totaled $1.51 and $1.42, respectively. Excluding the aforementioned gain recorded on the settlement with boat dealers, net earnings in the second quarter and year-to-date periods of 1998 were $78.8 million and $133.1 million, respectively, and diluted earnings per share in those periods totaled $0.78 and $1.32, respectively.
Excluding the settlement, net earnings for the quarter and year-to-date periods increased 4.6 percent and 5.2 percent, respectively. Diluted earnings per share increased 14.1 percent and 14.4 percent, respectively, for the quarter and year-to-date periods.

Average common shares outstanding used to calculate diluted earnings per share for the quarter decreased to
92.6 million in 1999 from 100.4 million in 1998, and in the six-month period decreased to 92.5 million in 1999 from 100.5 million in 1998. These decreases reflect primarily the 7.0 million shares of stock repurchased during the fourth quarter of 1998 along with shares repurchased under a systematic share repurchase program initiated in 1997.

Outdoor Recreation Segment

The following table sets forth Outdoor Recreation segment results for the quarter and six-month periods ended June 30 (dollars in millions):

                       Quarter ended June 30   Six Months ended June 30
                         1999         1998         1999         1998

Net sales              $ 229.6     $ 231.4       $ 442.7      $ 389.1
Operating earnings     $  21.0     $  27.3       $  34.6      $  45.7
Operating margin           9.1%       11.8%          7.8%        11.7%
Capital expenditures   $   8.0     $   4.4       $  16.4      $  11.1


In the second quarter of 1999, Outdoor Recreation segment sales decreased 0.8 percent to $229.6 million, while sales for the first six months of 1999 increased
13.8 percent to $442.7 million. In the second quarter of 1999, an increase in fishing equipment sales due to demand for recently introduced new products was offset by lower sales in the camping, bikes and coolers businesses. The six-month sales improvement was the result of increased bicycle sales due to expanded distribution and improvements in sales of ice chests, beverage coolers and fishing equipment driven by new product introductions, partially offset by lower camping equipment sales.

Operating earnings for the segment decreased to $21.0 million or 23.1 percent in the second quarter of 1999, compared with $27.3 million in the same period last year, and operating margins decreased to 9.1 percent from 11.8 percent. The decline in segment operating earnings was primarily due to labor shortages and start-up costs associated with new manufacturing equipment in the coolers business, marketing expenditures in the fishing business for Zebco's 50th anniversary promotions and increased investments in information technology for the fishing and camping businesses.

Outdoor Recreation segment operating earnings for the first six months of 1999 were $34.6 million, a 24.3 percent decrease compared with $45.7 million in 1998.
Operating margins declined to 7.8 percent compared with
11.7 percent in 1998.  The decline in
operating margins reflects a shift in sales mix resulting from strong sales gains in lower-margin bikes, the aforementioned factors in the cooler and fishing businesses and actions taken in the first quarter to better position this segment to improve its performance in the future. In the first quarter of 1999, the Company implemented promotional programs designed to lower inventories of slower moving camping products and reduced the number of products offered to concentrate efforts on fewer, but higher-margin products. This resulted in a $5.0 million inventory write-down in the first quarter of 1999. These actions along with continued emphasis on effective cost management, investments in new product launches and aggressive marketing activities are expected to result in earnings growth for this segment in the later part of the year.

Indoor Recreation Segment

The following table sets forth Indoor Recreation segment results for the quarter and six-month periods ended June 30 (dollars in millions):

                       Quarter ended June 30     Six Months ended June 30
                          1999        1998           1999       1998

Net sales               $ 162.5      $ 159.5        $ 347.3   $ 323.1
Operating earnings      $   7.4      $   1.6        $  31.0   $  17.8
Operating margin            4.6%         1.0%           8.9%      5.5%
Capital expenditures    $   7.1      $   9.1        $  12.8   $  18.6


The Indoor Recreation segment recorded sales of $162.5 million in the second quarter of 1999, which represents a 1.9 percent increase from $159.5 million in the same period last year. Sales for the first six months of 1999 increased 7.5 percent to $347.3 million from $323.1 million in 1998. The sales increase for both periods was a result of growth in fitness equipment sales due to a continuing strong health club market in the United States, Europe and the United Kingdom, increased sales of bowling equipment to upgrade bowling centers in the United States and increased bowling center revenues. These improvements were partially offset by weak bowling equipment sales in the Asian and European markets.

Operating earnings in the second quarter of 1999 increased to $7.4 million from $1.6 million in 1998, and operating margins for the segment were 4.6 percent compared with 1.0 percent in 1998. Operating earnings for the first six months of 1999 increased 74.2 percent to $31.0 million from $17.8 million in 1998, and operating margins increased to 8.9 percent from 5.5 percent. These improvements reflect the benefits from strategic actions taken in 1998 to address the effect of the Asian economic situation on bowling equipment sales along with increased sales.


Boat Segment
The following table sets forth Boat segment results for the quarter and six-month periods ended June 30
(dollars in millions):


                       Quarter ended June 30     Six Months ended June 30
                        1999        1998            1999          1998

Net sales             $ 390.7      $ 360.6         $ 759.1       $ 674.3
Operating earnings    $  39.8      $  43.2         $  69.2       $  75.5
Operating margin         10.2%        12.0%            9.1%         11.2%
Capital expenditures  $   9.2      $  10.6         $  15.6       $  19.3

The Boat segment reported sales of $390.7 million in the second quarter of 1999, an 8.3 percent increase from $360.6 million in 1998. Sales for the six-month period of 1999 increased 12.6 percent to $759.1 million from $674.3 million in 1998. These improvements are the result of continued strong demand for larger boats.

Operating earnings for the segment were $39.8 million in the second quarter of 1999 compared with $43.2 million in the same period of 1998, and operating margins decreased to 10.2 percent from 12.0 percent.
Boat operating earnings for the first six months of 1999 were $69.2 million compared with $75.5 million in 1998 and operating margins decreased to 9.1 percent in 1999 from 11.2 percent in 1998. The Company recorded income of $7.5 million and $15.0 million in the second quarter and six-month periods of 1998, respectively, in connection with the aforementioned settlement reached with certain of the Company's boat dealers. Excluding this settlement, operating earnings totaled $35.7 million and operating margins were 9.9 percent in the second quarter of 1998 and operating earnings were $60.5 million and operating margins were 9.0 percent in the six-month period of 1998. The improvements in operating earnings and margins in both reporting periods, excluding the settlement, reflects the benefits from a reduction in retail price incentives and strong demand for larger, higher-margin boats. In addition, actions taken in the first quarter to rationalize certain product lines and manufacturing operations contributed to the improvement in second quarter operating margins.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the quarter and six-month periods ended
June 30 (dollars in millions):

                       Quarter ended June 30     Six Months ended June 30
                        1999        1998            1999         1998

Net sales             $  469.1     $ 441.0        $ 855.8      $ 772.7
Operating earnings    $   87.5     $  79.3        $ 141.0      $ 128.6
Operating margin          18.7%       18.0%          16.5%        16.6%
Capital expenditures  $   11.4     $  11.7        $  21.8      $  22.7


Marine Engine segment sales increased 6.4 percent to $469.1 million in the second quarter of 1999 and 10.8 percent to $855.8 million in the first six months of 1999. The increase in both periods is due to strong growth in sterndrive engines, parts and accessories and new low-emission outboard engines.

Operating earnings for the segment increased to $87.5 million in the second quarter of 1999 compared with $79.3 million in 1998, and operating margins increased to 18.7 percent from 18.0 percent. For the first six months of 1999, operating earnings increased to $141.0 million from $128.6 million, and operating margins decreased to 16.5 percent from 16.6 percent. Operating earnings increased in both periods due to higher sales along with improved operating margins in the second quarter of 1999. Second quarter operating margin improvement reflects a favorable shift in sterndrive engine product mix, strong sales of high-margin parts and accessories and continued focus on cost management.
The slight decline in operating margins in the six-month period is due to the increased sales of low-emission outboard engines that have lower margins than traditional outboards due to higher initial production costs, as well as increased investments in product development, service initiatives and brand-building marketing activities.


Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments. Cash and cash equivalents totaled $108.2 million at June 30, 1999, down from $126.1 million at the end of 1998.

Cash provided by operating activities for the first six months of 1999 and 1998 totaled $74.9 million and $37.6 million, respectively. The primary components of cash provided by operating activities include the Company's net earnings adjusted for noncash expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels.
The increase in cash provided by operating activities between periods reflects the benefits of improved working capital management partially offset by the effect of the timing of tax payments between the two years.

During the first six months of 1999, the Company invested $67.4 million in capital expenditures, compared with $73.0 million in 1998. Total debt at June 30, 1999, increased to $817.2 million versus $805.5 million at December 31, 1998, due to increased short-term note borrowings to fund seasonal working capital requirements and capital expenditures.
Debt-to-capitalization ratios at these dates were 36.3 percent and 38.1 percent, respectively.

During the first six months of 1999, the Company repurchased 450,000 shares of its common stock for $10.5 million in open market transactions under the systematic repurchase program initiated in 1997.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company has a $400 million long-term credit agreement with a group of banks. The Company has $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. Management believes that these factors provide adequate sources of liquidity to meet its longterm and short-term needs.

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

Legal Proceedings

Six lawsuits, more fully described in Note 4 to the consolidated financial statements, are currently pending wherein it is claimed the Company violated various provisions of federal and state antitrust and state consumer protection laws in connection with its sales of MerCruiser sterndrive and inboard engines and its acquisitions of the Sea Ray and US Marine boat companies. In June 1998, an adverse verdict was reached in the first of these suits. That suit was brought by a buying group of boat-builder customers whose purchases represent less than one-fifth of all direct sales of sterndrive and inboard engines to boat builders during the damage period relevant to that action. That verdict and resulting damage judgment of $133.2 million, after trebling, has been appealed and while there can be no assurance, the Company believes the adverse judgment is likely to be reversed.
Following the verdict, five additional suits were filed seeking to rely on the allegations and findings of that verdict. The first purports to represent a class of all other boat-builder customers and seeks damages on the same model as the initial suit. The second was brought by the Company's principal competitor in the sterndrive engine business and claims damages in an unspecified amount. Two other suits seek to represent a class of all dealers that purchased sterndrive or inboard engines or boats equipped with such engines directly from the Company, and the remaining suit seeks to represent indirect purchasers from 17 jurisdictions of boats equipped with such engines. Because of a variety of factors affecting both the likelihood and size of any damage award to these or any other potential claimants, the Company is unable to estimate the range, amount or timing of its overall possible exposure, and accordingly, no expense for either the judgment or related lawsuits has been recorded. If the adverse judgment is sustained after all appeals, and if the class actions proceed and are successful, the damages ultimately payable by the Company would have a material adverse effect on the Company's financial condition and results of operations.

New Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
137, "Accounting for Derivative Instruments and
Hedging Activities - Deferral of the Effective Date of
FASB Statement No. 133" (SFAS 137). SFAS 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (March 31, 2001, for the
Company). The Company is assessing the effect of SFAS
137 and currently believes it will not have a material effect on its results of operations or financial position.

Year 2000

In January 1998, the Company initiated a formal program to address the Year 2000 issue. The Year 2000 issue involves the inability of date-sensitive computer applications to process dates beyond the year
2000. The Company's Year 2000 Project Office leads initiatives that address areas with the potential of having a major adverse effect on the business. The
Company's program encompasses the use of both internal and external resources to identify, remediate and test systems for Year 2000 readiness. External resources include nationally recognized consulting firms and other contractual resources to supplement available internal resources.

The Company uses software and related technologies throughout its businesses and in certain of its products that will be affected by the Year 2000 issue.
A comprehensive inventory and assessment of business systems and processes that may be affected by Year
2000 issues has been completed. Key areas requiring priority focus are the Company's information (IT) systems including financial, invoicing, order entry, purchasing, payroll, inventory management and production management systems along with IT systems infrastructure, as well as the Company's manufacturing and other non-IT systems.

The Company is in the final stages of implementing its plan to address its critical IT and non-IT systems that includes a combination of replacement projects, which are being done in connection with company-wide
IT system upgrade projects, and remediation activities. While implementation of this plan is substantially complete, conversion (which includes replacement and remediation) of the remaining critical systems, as well as miscellaneous personal computers, is expected to be completed in the third quarter. The
Company's testing activities include system testing, unit testing and Year 2000 multiple-date testing.
Testing efforts are ongoing, with an expected finish date for substantially all critical IT systems in the third quarter. Replacement and remediation of critical non-IT systems is also ongoing, with a targeted finish date of the third quarter for substantially all such systems.

An inventory and assessment of the technology incorporated into the Company's products is complete.
Key areas of focus included bowling products consisting of electronic scorers and bowling center management systems. The Company has taken steps to address these products on a case-by-case basis including notifying known users and making Year 2000 solutions available, where appropriate. These steps have been substantially completed except for certain bowling products sold in Asia for which we expect an August 1999 completion date.

The Company is assessing the Year 2000 readiness of its critical customers and suppliers and has sent letters inquiring as to their Year 2000 readiness. Of approximately 1,300 suppliers considered critical, approximately 5 percent are high risk based on their responses and approximately 24 percent have not yet responded to inquiries. The Company has supplemented, and will continue to supplement, this written correspondence with additional procedures, which may include telephone interviews and on-site visits to evaluate risks associated with third parties. The
Company will consider the results from these procedures in establishing contingency plans that may include, among other actions, identifying alternative sources of supply and building additional inventory.

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

The costs of remediating existing software and other
Year 2000 related expenses are expected to total approximately $17 million to $18 million. The Company has expensed approximately $16 million of costs since the Year 2000 assessment process began in 1997. The majority of this amount was expensed in 1998. Costs associated with the replacement of non-Year 2000 compliant systems are included in capital expenditures as part of the company-wide systems upgrade projects.
Spending on replacement projects necessary for Year
2000 readiness is substantially complete.

The foregoing discussion regarding the Year 2000 project timing, effectiveness, implementation and costs is based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of resources, the readiness of third parties and the Company's ability to respond to unforeseen Year 2000 compliance issues.


Forward Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities
Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, Year 2000 issues including the effectiveness of the Company's remediation and replacement initiatives, the readiness of third parties including customers and suppliers and the Company's ability to complete the information systems initiatives within the time and cost estimated;
inventory adjustments by major retailers; competitive pricing pressures; the outcome of pending litigation;
and adverse weather conditions retarding sales of outdoor recreation products.



             PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Note 4 to the Financial Statements in Part I of this
Quarterly Report on pages 6 to 8 is hereby incorporated by reference.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

          10.  1991 Stock Plan.

(b)  Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the three months ended June 30, 1999.


                     Signatures

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRUNSWICK CORPORATION
August 12, 1999               By: /s/ Victoria J. Reich
                               Victoria J. Reich
                               Vice President and Controller*


*Ms. Reich is signing this report both as a duly authorized officer and as the principal accounting officer.

EXHIBIT 10


                      BRUNSWICK CORPORATION
                         1991 STOCK PLAN
             (As Amended Through April 21, 1999)

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

       "Committee" means the Human Resource and Compensation
Committee of the Board of Directors of the Company.

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

     3. Limitation on Aggregate Shares. The number of shares of Common Stock with respect to which awards may be granted under the Plan and which may be issued upon the exercise or payment thereof shall not exceed, in the aggregate, 16,200,000 shares (of which no more than 2,000,000 shares may be awards granted pursuant to paragraphs 4(c) or (d) after February 9,
1999), except for adjustments provided for in paragraph 5(c) of the Plan and provided, however, that shares related to awards that expire unexercised or are forfeited, surrendered, terminated, cancelled, withheld for taxes, or settled in cash in lieu of stock or in such manner that all or some of the shares covered by an award are not issued to a participant shall immediately become available for additional awards under the Plan. Such 16,200,000 shares of Common Stock may be either authorized and unissued shares, treasury shares, or a combination thereof, as the Committee shall determine.

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

           (ii) The option price per share of Common Stock shall be fixed by the Committee at not less than 100% of the fair market value of a share of Common Stock on the date of grant, provided that in no event shall the option price be less than the par value.

           (iii) The Committee may require options other than ISOs to be purchased by participants for a purchase price determined by the Committee.

           (iv) Options shall be exercisable at such time or times as the Committee shall determine at or subsequent to grant, except that no options may be exercised after ten years from the date of their award.

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


       (b)Transferability. An award under the Plan may be transferred only (i) by will or the laws of descent and distribution, (ii) in accordance with guidelines established by the Committee, or (iii) pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder (but only if permitting such transfer will not affect the status of the award under the
           Code). Any purported transfer contrary to this provision will nullify the award.

       (c)Changes in Capitalization and Similar Changes. In the event that each of the outstanding shares of Common Stock shall be changed into or exchanged for a different number or kind of shares of stock or securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, stock dividend, stock split, combination of shares, or otherwise), then there shall be substituted for each share of Common Stock then offered or available for offer under the Plan the number and kind of shares of stock into which such outstanding shares of the Common Stock of the company shall be so changed or for which such shares shall be so exchanged. The Committee in its sole discretion shall make any equitable adjustments as may be necessary. No fraction of a share of Common Stock shall be delivered if an adjustment in the number of shares is necessary. In the event of a spin-off, extraordinary dividend or other distribution or similar transaction, the Committee may adjust equitably the exercise price of any outstanding options or the terms of any outstanding SARs.

       (d)Tax Withholding. The Committee shall have the power to withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any withholding or other tax due with respect to any amount payable and/or shares issuable under the Plan, and the Committee may defer such payment or issuance unless indemnified to its satisfaction. A participant may elect to have shares of Common Stock otherwise issuable under an award withheld, tender back to the Company shares of Common Stock received pursuant to an award or deliver to the Company previously acquired shares of Common Stock having a fair market value sufficient to satisfy all or part of the Company's withholding tax obligations for the participant associated with the transaction. Such election must be made by a participant prior to the date on which the tax obligation arises.

       (e)Listing and Legal Compliance. The Committee may suspend the exercise or payment of any award so long as it determines that securities exchange listing or registration or qualification under any securities laws is required in connection therewith and has not been completed on terms acceptable to the Committee.

       (f)Rights to Participants. Nothing in the Plan shall interfere with or limit in any way the right of the Company to terminate any participant's employment at any time, nor confer upon any participant any right to continue in the employ of the Company for any period of time or to continue his or her present or any other rate of compensation. No employee shall have a right to be selected as a participant, or, having been so selected, to be selected again as a participant.

       (g)Amendment, Suspension and Termination of Plan. The Board of Directors or the Committee may suspend or terminate the Plan or any portion thereof at any time and may amend it from time to time in such respects as the Board of Directors or the Committee may deem advisable; provided, however, that no such amendment shall be made, without stockholder approval to the extent such approval is required by law, agreement or the rules of any exchange upon which the Common Stock is listed. No such amendment, suspension or termination shall impair the rights of participants affected thereby or make any change that would disqualify the Plan, or any other plan of the Company intended to be so qualified, from the exemption provided by Rule 16b-3.

           The Committee may amend or modify any award in any manner to the extent that the Committee would have had the authority under the Plan to initially grant such award, except that the Committee may not adjust the exercise price of any options other than as provided in Section 5(c) hereof. No such amendment or modification shall impair the rights of any participant under any award without the consent of such participant.

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



_______________________
NOTES:

1. On October 24, 1995 the Board of Directors amended the Plan to increase the number of authorized shares under the Plan from 5,000,000 to 11,200,000 and to provide that no participant may receive stock options and appreciation rights with respect to more than 300,000 shares under the 1991 Plan in 1996 or any subsequent calendar year. These amendments were approved by stockholders on April 24, 1996.

2. On July 28, 1998 the Board of Directors amended the definition of Change in Control of the Company and eliminated holding periods for stock options previously required by
Section 16(b) of the Securities Exchange Act of 1934.

3. On February 9, 1999 the Board of Directors amended (i) paragraph 3 to provide that no more than 2,000,000 shares may be awards of restricted stock granted after February 9, 1999,
(ii) paragraph 4(a) to eliminate the provision that the option price could be reduced below the fair market value if the participant forgoes current or deferred cash compensation in an amount equal to the reduction, (iii) paragraph 5(d) to eliminate the provision that the Committee had to consent to tax withholding and could disapprove or limit any tax withholding election, and (iv) paragraph 5(g) to provide that the Committee could not adjust the exercise price of options other than as provided in paragraph 5(c).

4. On February 9, 1999 the Board of Directors also amended the plan to increase the number of authorized shares under the plan from 11,200,000 to 16,200,000, subject to stockholder approval. This amendment was approved by the stockholders on April 21, 1999.

5. On April 21, 1999 the Board of Directors amended paragraph 3 to provide that no more than 2,000,000 shares may be awards granted pursuant to paragraphs 4(c) and (d) after February 9, 1999. The Board of Directors also amended paragraph 4(a)(iv) to provide that no options may be exercisable after ten years from the date of award.