Form 10-Q
period 1999-09-30
BRUNSWICK CORP
filed 1999-11-15
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the quarterly period ended September 30, 1999

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

  Yes  X        No


At November 12, 1999, there were 91,826,519 shares of the Company's Common Stock ($.75 par value) outstanding.



             Part I- Financial Information

              Item I-Financial Statements

                 Brunswick Corporation
           Consolidated Statements of Income
           for the periods ended September 30
          (in millions, except per share data)
                      (unaudited)
                                                                 Quarter              Nine Months
                                                            ended September 30      ended September 30
                                                             1999        1998        1999        1998

Net sales                                                   1,004.6       956.5     3,262.8     2,973.7
Cost of sales                                                 733.8       698.8     2,362.0     2,142.0
Selling, general and administrative expense                   183.8       174.1       560.0       496.1
Litigation charge                                              48.0         0.0        48.0         0.0
Strategic charge                                                0.0        60.0         0.0        60.0
    Operating earnings                                         39.0        23.6       292.8       275.6
Interest expense                                              (15.5)      (15.1)      (46.1)      (46.0)
Other income (expense)                                          1.4        (0.4)        2.2         6.1
    Earnings before income taxes                               24.9         8.1       248.9       235.7
Income tax provision                                            7.1         4.0        91.1        89.3

    Net earnings                                               17.8         4.1       157.8       146.4

Earnings per common share:
Basic                                                          0.19        0.04        1.72        1.47
Diluted                                                        0.19        0.04        1.70        1.46


Average shares used for computation of:
  Basic earnings per share                                     91.9        99.0        91.9        99.3
  Diluted earnings per share                                   93.1        99.1        92.7       100.0

Cash dividends declared per common share                      0.125       0.125       0.375       0.375

The notes are an integral part of these consolidated statements.

                    Brunswick Corporation
                 Consolidated Balance Sheets
As of September 30, 1999, December 31, 1998, and September 30, 1998
               (in millions, except share data)
                          (unaudited)

                                                                    September 30,    December 31,   September 30,
                                                                        1999            1998            1998
Assets
Current assets
  Cash and cash equivalents, at cost,
    which approximates market                                           122.9           126.1            91.1
  Accounts and notes receivable,
    less allowances of $25.5, $22.5 and $21.9                           518.1           420.8           502.9
  Inventories
    Finished goods                                                      379.0           383.6           367.9
    Work-in-process                                                     143.1           141.3           150.9
    Raw materials                                                       129.4           120.6           133.4
      Net inventories                                                   651.5           645.5           652.2
  Prepaid income taxes                                                  228.4           208.7           218.7
  Prepaid expenses                                                       65.0            53.3            61.1
  Income tax refund receivable                                            0.8             0.0             0.0
       Current assets                                                 1,586.7         1,454.4         1,526.0

Property
  Land                                                                   69.7            72.0            71.2
  Buildings                                                             399.6           412.0           433.0
  Equipment                                                             999.3           950.9           887.0
      Total land, buildings and equipment                             1,468.6         1,434.9         1,391.2
  Accumulated depreciation                                             (745.0)         (699.0)         (698.9)
      Net land, buildings and equipment                                 723.6           735.9           692.3
  Unamortized product tooling costs                                     118.4           109.2           103.7
      Net property                                                      842.0           845.1           796.0

Other assets
  Goodwill                                                              708.0           718.9           724.2
  Other intangibles                                                      91.5           101.6           104.4
  Investments                                                            86.5            71.2            86.7
  Other long-term assets                                                173.8           160.3           163.1
      Other assets                                                    1,059.8         1,052.0         1,078.4

Total Assets                                                          3,488.5         3,351.5         3,400.4

Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including
    current maturities of long-term debt                                166.5           170.1           160.2
  Accounts payable                                                      259.3           286.1           233.2
  Accrued expenses                                                      622.6           574.6           594.4
  Income taxes payable                                                    0.0             5.6            20.8
      Current liabilities                                             1,048.4         1,036.4         1,008.6

Long-term debt
  Notes, mortgages and debentures                                       626.7           635.4           641.8

Deferred items
  Income taxes                                                          167.9           165.1           143.0
  Postretirement and postemployment benefits                            143.0           141.1           140.9
  Compensation and other                                                 68.4            62.2            63.5
      Deferred items                                                    379.3           368.4           347.4

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,538,000 shares                           76.9            76.9            76.9
  Additional paid-in capital                                            314.0           311.5           311.4
  Retained earnings                                                   1,312.8         1,189.5         1,161.4
  Treasury stock, at cost:
   10,664,000; 10,669,000 and 3,712,000 shares                         (211.7)         (204.7)          (81.1)
  Unamortized ESOP expense and other                                    (50.2)          (56.1)          (59.9)
  Accumulated other comprehensive income                                 (7.7)           (5.8)           (6.1)
      Common shareholders' equity                                     1,434.1         1,311.3         1,402.6

Total liabilities and shareholders' equity                            3,488.5         3,351.5         3,400.4


The notes are an integral part of these consolidated statements.

                          Brunswick Corporation
                   Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1999 and 1998
                           (dollars in millions)
                                (unaudited)

                                                                          Nine Months ended September 30
                                                                                1999        1998

Cash flows from operating activities
  Net earnings                                                                  157.8       146.4
  Depreciation and amortization                                                 124.6       119.5
  Changes in noncash current assets and current
    liabilities                                                                (136.9)     (190.5)
  Income taxes                                                                  (14.0)       43.1
  Strategic charge                                                                0.0        60.0
  Litigation charge                                                              48.0         0.0
  Other, net                                                                      2.8        (0.5)
     Net cash provided by operating activities                                  182.3       178.0

Cash flows from investing activities
  Acquisitions of businesses                                                    (11.4)      (32.8)
  Capital expenditures                                                         (110.0)     (117.5)
  Investments                                                                   (15.1)      (21.6)
  Other, net                                                                      4.8        15.0
     Net cash used for financing activities                                    (131.7)     (156.9)

Cash flows from financing activities
  Net proceeds from issuances/(retirements) of short-term
   commercial paper and other short-term debt                                    (5.1)       50.8
  Payments of long-term debt including current maturities                        (7.1)       (3.6)
  Cash dividends paid                                                           (34.5)      (37.2)
  Stock repurchases                                                             (15.4)      (32.2)
  Stock options exercised                                                         8.3         6.6
     Net cash used for financing activities                                     (53.8)      (15.6)

Net (decrease) increase in cash and cash equivalents                             (3.2)        5.5
Cash and cash equivalents at January 1                                          126.1        85.6

Cash and cash equivalents at September 30                                       122.9        91.1

Supplemental cash flow disclosures:
  Interest paid                                                                  42.0        40.9
  Income taxes paid, net                                                        105.0        46.2
  Treasury stock issued for compensation plans and other                         16.8        13.0


  The notes are an integral part of these consolidated statements.


                Brunswick Corporation
            Notes to Consolidated Financial Statements
September 30, 1999, December 31, 1998, and September 30, 1998
                     (unaudited)

Note 1 - Accounting Policies

This unaudited financial data has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements and notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. Brunswick
Corporation (the Company) believes that the disclosures in these statements are adequate to make the information presented not misleading. Certain previously reported amounts have been reclassified to conform with the current-period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended
September 30, 1999 and 1998. The 1999 interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

Note 2 - Earnings Per Common Share

There is no difference in the net earnings used to compute the Company's basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is the amount of potential common stock relating to employee stock options. The number of shares of potential common stock was 1.2 million and 0.1 million for the quarters ended
September 30, 1999 and 1998, respectively, and 0.8 million and 0.7 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

Note 3 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's operating segments for the quarter and nine-month periods ended September
30, 1999 and 1998 (in millions):

                                 Quarter ended Septemer 30
                                   1999             1998

                               Net   Operating    Net    Operating
                              Sales   Earnings   Sales    Earnings

Outdoor Recreation          $  143.2  $ (5.4)   $ 154.2   $ (8.5)
Indoor Recreation              174.1    10.4      164.0    (42.1)
Boat                           360.5    28.1      332.0     23.0
Marine Engine                  394.8    18.8      366.8     61.1
Corporate/Other                (68.0)  (12.9)     (60.5)    (9.9)
Consolidated                $1,004.6  $ 39.0    $ 956.5   $ 23.6


                                Nine Months ended September 30
                                    1999                1998

                               Net    Operating     Net     Operating
                              Sales    Earnings    Sales     Earnings

Outdoor Recreation        $   585.9    $  29.2   $  543.3     $  37.2
Indoor Recreation             521.4       41.4      487.1       (24.3)
Boat                        1,119.6       97.3    1,006.3        98.5
Marine Engine               1,250.6      159.8    1,139.5       189.7
Corporate/Other              (214.7)     (34.9)    (202.5)      (25.5)
Consolidated              $ 3,262.8    $ 292.8   $2,973.7     $ 275.6



Operating earnings for the quarter and nine months ended September 30, 1999, include a litigation charge of $48.0 million in the Marine Engine segment.

Operating earnings for the quarter and nine months ended September 30, 1998, include a strategic charge of $60.0 million, which consisted of $9.2 million in the Outdoor Recreation segment and $50.8 million in the Indoor Recreation segment, to cover costs associated with strategic initiatives designed to streamline operations and enhance operating efficiencies in response to the Asian economic situation. Boat segment operating earnings for the nine-month period ended September 30, 1998, include
$15.0 million of income recorded in connection with a settlement with a boat dealer.

Note 4 - Litigation

On June 19, 1998, a jury awarded $133.2 million, after trebling, in damages in a suit brought in December
1995 by Independent Boat Builders, Inc., a buying group of boat manufacturers and 22 of its members.
The lawsuit, Concord Boat Corporation, et al. v.
Brunswick Corporation (Concord), was filed in the United States District Court for the Eastern District of Arkansas, and alleged that the Company unlawfully monopolized, unreasonably restrained trade in, and made acquisitions that substantially lessened competition in the market for sterndrive and inboard marine engines in the United States and Canada. Under the antitrust laws, the damage award was trebled, and plaintiffs will be entitled to their attorneys' fees and interest. Under current law, any and all amounts paid by the Company will be deductible for tax purposes.

On November 4, 1998, the Company filed an appeal contending the Concord verdict was erroneous as a matter of law, both as to liability and damages, and Plaintiffs filed a cross appeal. Briefing and oral argument on all issues on appeal are complete and the Company anticipates a decision in the fourth quarter of 1999 or the first quarter of 2000. The Company is not presently able to reasonably estimate the ultimate outcome of this case and, accordingly, no expense for this judgment has been recorded.

On October 23, 1998, a suit was filed in the United
States District Court for the District of Minnesota by two independent boat builders alleging antitrust violations by the Company in the sterndrive and inboard engine business seeking to rely on both the liability and damage findings of the Concord litigation. In this suit, KK Motors et al. v.
Brunswick Corporation (KK Motors), the named plaintiffs also seek to represent a class of all allegedly similarly situated boat builders whose claims have not been resolved in Concord or in other judicial proceedings. Sales of sterndrive and inboard marine engines to the Concord plaintiffs are estimated to have represented less than one-fifth of the total sold to independent boat builders during the six-and-one-half year time period for which damages were awarded in that suit. The complaint in the KK Motors case seeks damages for a time period covering slightly less than four years. In the KK Motors case, the court granted a stay of all proceedings on the merits of plaintiffs' claims pending the outcome of the Concord appeal, but has allowed the case to proceed on class certification and certain procedural matters.

On December 23, 1998, Volvo Penta of the Americas,
Inc., the Company's principal competitor in the sale of sterndrive marine engines, filed suit in the United
States District Court for the Eastern District of
Virginia.  That suit, Volvo Penta of the Americas v.
Brunswick Corporation (Volvo), also invoked the antitrust allegations of the Concord action and sought injunctive relief and damages in an unspecified amount for an unspecified time period.

On February 10, 1999, a former dealer of the Company's boats filed suit in the United States District Court for the District of Minnesota, also seeking to rely on the liability findings of the Concord action. This suit, Amo Marine Products, Inc. v. Brunswick
Corporation (Amo) sought class status purporting to represent a class of all marine dealers who purchased directly from the Company sterndrive or inboard engines or boats equipped with sterndrive or inboard engines during the period January 1, 1986, to June 30, 1998. Sales by the Company of boats equipped with sterndrive or inboard engines to dealers accounted for less than half of such engines produced during the time period covered by the complaint; sales of such engines directly to dealers were de minimis. The complaint sought damages in an unspecified amount and requested injunctive relief. On March 31, 1999, another suit, Jack's Marina, Inc. v. Brunswick (Jack's
Marina), was filed in the same court seeking to represent the same putative class as Amo.
On September 16, 1999, another suit, Howard S.
Cothran, d/b/a Sonny's Marine v. Brunswick Corporation
(Cothran), was filed in the United States District
Court for the Southern District of Illinois seeking to represent the same putative class as Amo.
Amo, Jack's Marina and Cothran are collectively referred to as the "Direct Dealer" cases.

On February 16, 1999, a suit was filed in the Circuit
Court of Washington County, Tennessee, by an individual claiming that the same conduct challenged in the Concord action violated various antitrust and consumer protection laws of 16 states and the District of Columbia. In that suit, Couch v. Brunswick
(Couch), plaintiff sought to represent a class of all indirect purchasers of boats equipped with the Company's sterndrive or inboard engines in 17 jurisdictions. The plaintiff claimed damages in an unspecified amount during the period from 1986 to the filing of the complaint and also requested injunctive relief.

The Company has reached agreements to settle the Volvo, Direct Dealer, and Couch lawsuits. As a result, the Company recorded a charge to operating earnings of $48.0 million in the third quarter of 1999. In addition, as part of the settlement with Volvo, the Company has entered into a long-term supply agreement to purchase diesel sterndrive and inboard engines from Volvo for use in certain models of boats manufactured by the Company. The Direct Dealer and Couch class action settlements are subject to approval by the courts.

It is possible that additional suits will be filed, in either federal or state court, asserting allegations similar to those in the existing complaints and purporting to represent similar or overlapping classes of claimants.

The Company is unable to predict the outcome of the appeal of the Concord verdict or the outcome of the KK
Motors action and, accordingly, no expense for these cases has been recorded. While there can be no assurance, the Company believes it is likely to prevail on the Concord appeal and obtain either a new trial or judgment in its favor. If the Company is successful, it could impact all related actions. If the Concord judgment is sustained after all appeals, however, and if the KK
Motors case proceeds as a class action on behalf of all described potential claimants substantially as alleged, and if plaintiffs are successful, the damages ultimately payable by the Company would have a material adverse effect on the Company's results of operations for a particular accounting period, and could have a material adverse effect on the Company's consolidated financial condition.

Note 5 - Debt

Short-term debt, including current maturities of long-term debt, decreased to $166.5 million at September
30, 1999, versus $170.1 million at December 31, 1998.

Note 6 - Strategic Charges

During the third quarter of 1998, the Company recorded a pretax charge of $60.0 million in the Indoor and Outdoor Recreation segments to cover costs associated with strategic initiatives designed to streamline operations and enhance operating efficiencies in response to the effect of the economic situation in Asia and other emerging markets on its businesses.
These actions were substantially completed during 1998 with asset dispositions and payments continuing into 1999. Lease termination costs are expected to be paid over the contractual terms of the leases.

During the third quarter of 1997, the Company recorded a pretax charge of $98.5 million to cover costs associated with strategic initiatives designed to streamline its operations and improve global manufacturing costs. These actions were substantially completed during 1998 with asset dispositions and payments continuing into 1999.

The Company's accrued expense balances relating to strategic charges as of September 30, 1999, and December 31, 1998, were as follows (in millions):

                          December 31,      1999      September 30,
                             1998        Activity         1999

Severance                 $  16.1        $ 14.8        $   1.3
Lease termination            10.6           1.8            8.8
Other incremental costs      10.8           8.6            2.2
Total                     $  37.5        $ 25.2        $  12.3


In connection with these charges, the Company is disposing of certain assets. Assets to be disposed as a result of the 1998 charge had a gross carrying value of $35.2 million as of September 30, 1998, with related reserves of $28.8 million. These assets had a gross carrying value of $9.4 million as of September
30, 1999, with related reserves approximating an equal amount. Assets to be disposed as a result of the 1997 charge had a gross carrying value of $30.1 million as of September 30, 1997, with related reserves of $26.4 million. These assets had a gross carrying value of $3.3 million as of September 30, 1999, with related reserves approximating an equal amount. The Company continues to pursue plans to complete the remaining sales of these assets.

Note 7 - Comprehensive Income

Accumulated other comprehensive income includes
cumulative translation, unrealized gains and losses on
investments and minimum pension liability adjustments.
Comprehensive income for the quarters and nine-month
periods ended September 30, 1999 and 1998, was as
follows (in millions):
                               Quarter ended         Nine Months ended
                                September 30            September 30
                             1999        1998          1999        1998

Net earnings               $ 17.8      $  4.1        $ 157.8     $ 146.4
Other comprehensive loss     (4.3)       (2.1)          (1.9)       (5.9)
  Comprehensive income     $ 13.5      $  2.0        $ 155.9     $ 140.5


Note 8 - Subsequent Events

On October 26, 1999, a jury awarded Precor, a subsidiary of Premark, Inc., approximately $5.2 million in a patent infringement trial against Life Fitness, on the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. The jury award may be subject to enhancement by the judge because of the jury's finding of willfulness. In addition, Precor has filed a motion seeking its attorneys' fees. The
Company has filed a motion for judgment as a matter of law seeking to reverse the jury verdict and, if unsuccessful, intends to appeal the decision.
Life Fitness no longer manufactures the treadmill models at issue and the decision will not have a material adverse effect on Life Fitness' business.
Life Fitness is a part of the Indoor Recreation segment.

On October 27, 1999, the United States Tax Court issued a ruling that upheld an Internal Revenue Service determination that resulted in an increase in the short-term capital gains and income distributions from two partnership investments for 1990 and 1991. This decision increases the Company's tax liability relating to those years by approximately $60.0 million, plus accrued interest, but will not have an unfavorable effect on the Company's results of operations. The
Company is evaluating whether to appeal this decision.
This matter is more fully described in Note 13 to the consolidated financial statements in the Company's 1998
Annual Report on Form 10-K.

    Item 2. - Management's Discussion and Analysis

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the consolidated statements of income for the quarter and nine-month periods ended September 30, 1999 and 1998 (dollars in millions, except per share data):

                                          Quarter ended     Nine Months ended
                                           September 30        September 30
                                         1999       1998      1999        1998

Net sales                             $1,004.6   $ 956.5   $3,262.8   $2,973.7
Percent increase                           5.0%      9.1%       9.7%       9.1%
Operating earnings                    $   39.0   $  23.6   $  292.8   $  275.6
Net earnings                          $   17.8   $   4.1   $  157.8   $  146.4
Diluted earnings per share            $   0.19   $  0.04   $   1.70   $   1.46
Expressed as a percentage of net sales:
Gross margin                              27.0%     26.9%      27.6%      28.0%
Selling, general and administrative
expense                                   18.3%     18.2%      17.2%      16.7%
Operating margin                           3.9%      2.5%       9.0%       9.3%

The amounts in the above table include a $48.0 million pretax ($30.7 million after tax) litigation charge recorded in the third quarter of 1999, a $60.0 million pretax ($41.4 million after tax) strategic charge recorded in the third quarter of 1998 and $15.0 million of pretax income ($9.6 million after tax) recorded in connection with a settlement with a boat dealer in the first half of 1998. On a pro forma basis, excluding these items, amounts are as follows (dollars in millions, except per share data):

                                          Quarter ended      Nine Months ended
                                           September 30         September 30
                                          1999      1998     1999         1998

Operating earnings                      $  87.0   $  83.6   $ 340.8    $ 320.6
Percent increase                            4.1%      4.6%      6.3%       3.0%
Operating margin                            8.7%      8.7%     10.4%      10.8%
Net earnings                            $  48.5   $  45.5   $ 188.5    $ 178.2
Diluted earnings per share              $  0.52   $  0.46   $  2.03    $  1.78


In the third quarter of 1999, sales increased $48.1
million or 5.0 percent to $1,004.6 million from $956.5 million in 1998. The gain in third quarter sales reflects strong performances in the Marine Engine and Boat segments along with the fitness equipment and ice chest and beverage cooler businesses. In the year-to-date period, sales increased by $289.1 million to $3,262.8 million from $2,973.7 million in 1998 due to the aforementioned factors driving improvements in third quarter sales and sales gains resulting from the expanded distribution of bicycles.

Gross margins improved to 27.0 percent in the third quarter of 1999 versus 26.9 percent in 1998 while the year-to-date comparisons resulted in a decline to 27.6 percent in 1999 versus 28.0 percent in 1998. The gain in gross margin for the quarter reflects improvements in boat margins primarily resulting from the continued growth in sales of larger, higher-margin boats, productivity gains and a decline in retail incentives.
These factors offset the effects of continued softness in pricing in the bicycle business and inventory reduction efforts in the camping business. In addition to these factors, year-to-date gross margin also reflects an unfavorable shift in sales mix to lower-margin product offerings including bikes and low-emission engines that was partially offset by margin gains in the bowling business attributable to strategic actions taken in late 1998.

Selling, general and administrative expenses (SG&A expenses) increased 5.6 percent to $183.8 million in the third quarter of 1999 versus $174.1 million in 1998. In the year-to-date period, SG&A expenses increased 12.9 percent to $560.0 million in 1999 from $496.1 million in 1998. SG&A expenses in 1998 include income of $15.0 million recorded in the year-to-date period relating to a settlement reached with a boat dealer. Excluding this settlement, SG&A expenses as a percent of sales in the year-to-date period remained flat at 17.2 percent.

Operating earnings totaled $39.0 million in the third quarter of 1999 versus $23.6 million in 1998. In 1999, year-to-date operating earnings totaled $292.8 million compared with $275.6 million in the same period last year. Operating earnings for the third quarter and nine-month periods in 1999 include the aforementioned $48.0 million ($30.7 million after tax) litigation charge.
Operating earnings for the third quarter and nine-month periods in 1998 include the aforementioned $60.0 million ($41.4 million after tax) strategic charge, and the nine-month period also includes $15.0 million of income ($9.6 million after tax) for a boat dealer settlement. Excluding these charges, third quarter
1999 operating earnings increased 4.1 percent and operating margins were flat with the prior year at 8.7 percent. Excluding the above mentioned charges and the boat dealer settlement, year-to-date operating earnings increased 6.3 percent and operating margins declined to
10.4 percent in 1999 from 10.8 percent in 1998.

Other income and expense amounted to income of $1.4 million in the third quarter of 1999 versus an expense of $0.4 million in 1998. In the year-to-date period, other income and expense totaled $2.2 million and $6.1 million of income in 1999 and 1998, respectively. The improvement in other income and expense in the third quarter was due to improved performance of joint ventures. The decline in the year-to-date comparison relates to unfavorable effects of foreign currency-related adjustments along with reductions in interest income that more than offset the favorable joint venture performance in the third quarter.

Net earnings were $17.8 million in the third quarter of 1999 versus $4.1 million in 1998, and diluted earnings per share for those periods were $0.19 and $0.04, respectively.
For the year-to-date periods, net earnings totaled $157.8 million in 1999 and $146.4 million in 1998 while diluted earnings per share totaled $1.70 and $1.46, respectively. Excluding the aforementioned litigation charge, net earnings in 1999 for the quarter and year-to-date periods were $48.5 million and $188.5 million, respectively. Excluding the aforementioned 1998 strategic charge and the boat dealer settlement, 1998
quarter and year-to-date net earnings were $45.5 million and $178.2 million, respectively. Excluding the charges and settlement, net earnings increased 6.6 percent for the quarter and increased 5.8 percent for the nine-month period while diluted earnings per share increased 13.0 percent and 14.0 percent for the quarter and year-to-date, respectively.

Average common shares outstanding used to calculate diluted earnings per share for the quarter decreased to
93.1 million in 1999 from 99.1 million in 1998, and in the nine-month period decreased to 92.7 million in 1999 from 100.0 million in 1998. These decreases reflect primarily the 7.0 million shares of stock repurchased during the fourth quarter of 1998 along with shares repurchased under a systematic share repurchase program initiated in 1997.

Outdoor Recreation Segment

The following table sets forth Outdoor Recreation segment results for the quarter and nine-month periods ended September 30, 1999 and 1998 (dollars in millions):

                                        Quarter ended       Nine Months ended
                                         September 30           September 30
                                       1999        1998     1999         1998

Net sales                            $ 143.2    $ 154.2     $ 585.9    $ 543.3
Operating earnings                   $  (5.4)   $  (8.5)    $  29.2    $  37.2
Operating margin                        (3.8)%     (5.5)%       5.0%       6.8%
Capital expenditures                 $   5.7    $   6.4     $  22.1    $  17.6


The above table includes a $9.2 million strategic
charge recorded in the third quarter of 1998.  On a
pro forma basis, excluding this charge, the Outdoor
Recreation segment results are as follows (dollars in
millions):
                                        Quarter ended        Nine Months ended
                                         September 30           September 30
                                       1999        1998     1999         1998

Net sales                            $ 143.2     $ 154.2   $ 585.9     $ 543.3
Operating earnings                   $  (5.4)    $   0.7   $  29.2     $  46.4
Operating margin                        (3.8)%       0.5%      5.0%        8.5%
Capital expenditures                 $   5.7     $   6.4   $  22.1     $  17.6


In the third quarter of 1999, Outdoor Recreation segment sales decreased 7.1 percent to $143.2 million, while sales for the first nine months of 1999 increased
7.8 percent to $585.9 million. The third quarter results reflect a reduction in bicycle sales caused by continued pricing pressure, which more than offset the benefits from increased market share and distribution of Mongoose-branded products. These benefits are evident in the year-to-date sales growth of the segment. Camping equipment sales declined in both periods reflecting actions taken in the first quarter of 1999 to reduce the number of products offered, concentrating efforts on higher-margin, differentiated products. Sales of beverage coolers and ice chests improved as new products and an extended selling season have increased demand. Fishing equipment sales are up slightly year-to-date with a decline in the third quarter as the business transitions into a substantially revised new product lineup for the next tackle year.

The Outdoor Recreation segment incurred an operating loss of $5.4 million in the third quarter and operating earnings of $29.2 million in the year-to-date period of 1999 compared with an operating loss of $8.5 million in the third quarter and operating earnings of $37.2 million in the year-to-date period in 1998.
Operating results for the third quarter and nine-month periods in 1998 include a strategic charge of $9.2 million.

Excluding the strategic charge in 1998, the segment reported operating earnings of $0.7 million for the third quarter and $46.4 million for the year-to-date period.
Operating margins in the third quarter of 1999 decreased to a negative 3.8 percent from 0.5 percent in 1998, excluding the 1998 charge. Year-to-date operating margins in 1999 decreased to 5.0 percent from 8.5 percent in 1998, excluding the 1998 charge.
The decline in operating margins in both periods is primarily attributable to the aforementioned pricing pressures in the bicycle business and inventory liquidation efforts in the camping business resulting from the previously mentioned actions taken in the first quarter of 1999. Additionally, labor shortages and start-up costs associated with new manufacturing equipment in the coolers business and increased spending in the fishing business to support marketing and information technology investments also adversely affected year-to-date comparisons.

Management believes that the pricing pressure currently being experienced in the bicycles business will continue, affecting the long-term profitability of that business. Consequently, management is evaluating strategic alternatives for this business, which may result in a charge in future periods.

Indoor Recreation Segment

The following table sets forth Indoor Recreation
segment results for the quarter and nine-month periods
ended September 30, 1999 and 1998 (dollars in
millions):
                                        Quarter ended        Nine Months ended
                                         September 30            September 30
                                        1999        1998     1999         1998

Net sales                              $ 174.1    $ 164.0   $ 521.4    $ 487.1
Operating earnings                     $  10.4    $ (42.1)  $  41.4    $ (24.3)
Operating margin                           6.0%     (25.7)%     7.9%      (5.0)%
Capital expenditures                   $  10.6    $  13.6   $  23.4    $  32.2


The above table includes a $50.8 million strategic
charge recorded in the third quarter of 1998.  On a
pro forma basis, excluding this charge, the Indoor
Recreation segment results are as follows (dollars in
millions):
                                        Quarter ended        Nine Months ended
                                         September 30           September 30
                                       1999        1998      1999         1998

Net sales                            $ 174.1     $ 164.0   $ 521.4     $ 487.1
Operating earnings                   $  10.4     $   8.7   $  41.4     $  26.5
Operating margin                         6.0%        5.3%      7.9%        5.4%
Capital expenditures                 $  10.6     $  13.6   $  23.4     $  32.2


The Indoor Recreation segment recorded sales of $174.1 million in the third quarter of 1999, which represents a 6.2 percent increase from $164.0 million in the same period last year. Sales for the first nine months of 1999 increased 7.0 percent to $521.4 million from $487.1 million in 1998. Growth in sales of fitness equipment due to a continued strong health club market in the United States, Europe and the United Kingdom and increased North American bowling center revenues benefited comparisons for both periods. Sales of bowling equipment and supplies are down slightly in both periods as softness in sales into Asia has been partially offset by increased sales to bowling center customers in the United States to modernize their facilities.


Operating earnings in the third quarter of 1999 increased to $10.4 million compared with an operating loss of $42.1 million in 1998. Operating earnings for the first nine months of 1999 increased to $41.4 million compared with an operating loss of $24.3 million in 1998. Operating results in 1998 for the third quarter and nine-month periods include a strategic charge of $50.8 million.

Operating earnings were $8.7 million in the third quarter and $26.5 million in the year-to-date period of 1998, excluding the strategic charge. Excluding the charge in 1998, operating margins increased to 6.0 percent in the third quarter of 1999 from 5.3 percent in 1998 and increased to 7.9 percent in the first nine months of 1999 from 5.4 percent in 1998. These improvements reflect the benefits from strategic actions taken in 1998 to address the effect of the Asian economic situation on bowling equipment sales, which offset increased investment in the fitness equipment business for new product development and marketing activities.

Boat Segment

The following table sets forth Boat segment results for the quarter and nine-month periods ended
September 30, 1999 and 1998 (dollars in millions):

                         Quarter ended        Nine Months ended
                          September 30          September 30
                        1999       1998       1999         1998

Net sales             $ 360.5    $ 332.0     $1,119.6    $1,006.3
Operating earnings    $  28.1    $  23.0     $   97.3    $   98.5
Operating margin          7.8%       6.9%         8.7%        9.8%
Capital expenditures  $  11.2    $  11.2     $   26.8    $   30.5


The above table includes $15.0 million of income recorded in the first half of 1998 in connection with a boat dealer settlement. On a pro forma basis, excluding this settlement, the Boat segment results are as follows (dollars in millions):

                         Quarter ended        Nine Months ended
                          September 30           September 30
                        1999       1998       1999         1998

Net sales             $ 360.5     $ 332.0    $1,119.6    $1,006.3
Operating earnings    $  28.1     $  23.0    $   97.3    $   83.5
Operating margin          7.8%        6.9%        8.7%        8.3%
Capital expenditures  $  11.2     $  11.2    $   26.8    $   30.5


The Boat segment reported sales of $360.5 million in the third quarter of 1999, an 8.6 percent increase from $332.0 million in 1998. Sales for the nine-month period of 1999 increased 11.3 percent to $1,119.6 million from $1,006.3 million in 1998. These improvements are the result of continued strong demand for larger boats.

Operating earnings for the segment were $28.1 million in the third quarter of 1999 compared with $23.0 million in the same period of 1998, and operating margins increased to 7.8 percent from 6.9 percent.
Boat operating earnings for the first nine months of 1999 were $97.3 million compared with $98.5 million in 1998. Operating results for the 1998 nine-month period include income of $15.0 million relating to a boat dealer settlement. Excluding this settlement, operating earnings totaled $83.5 million and operating margins were 8.3 percent in the nine-month period of 1998. The improvement in quarterly and year-to-date comparisons, without the 1998 settlement, reflect the aforementioned strong performance in sales of larger,higher-margin boats, along with productivity gains resulting from the rationalization of product lines and manufacturing operations and a reduction in retail price incentives.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the quarter and nine-month periods ended
September 30, 1999 and 1998 (dollars in millions):

                         Quarter ended        Nine Months ended
                          September 30          September 30
                        1999        1998      1999         1998

Net sales               $ 394.8   $ 366.8    $1,250.6    $1,139.5
Operating earnings      $  18.8   $  61.1    $  159.8    $  189.7
Operating margin            4.8%     16.7%       12.8%       16.6%
Capital expenditures    $  15.0   $  13.8    $   36.8    $   36.5


The above table includes a $48.0 million litigation charge recorded in the third quarter of 1999. On a pro forma basis, excluding this charge, the Marine
Engine segment results are as follows (dollars in millions):

                         Quarter ended        Nine Months ended
                          September 30           September 30
                        1999       1998       1999          1998

Net sales              $ 394.8   $ 366.8     $1,250.6    $1,139.5
Operating earnings     $  66.8   $  61.1     $  207.8    $  189.7
Operating margin          16.9%     16.7%        16.6%       16.6%
Capital expenditures   $  15.0   $  13.8     $   36.8    $   36.5


Marine Engine segment sales increased 7.6 percent to $394.8 million in the third quarter of 1999 and 9.7 percent to $1,250.6 million in the first nine months of 1999. Quarter and year-to-date improvements reflect strong domestic demand for outboards, particularly those complying with new low-emission standards.
Additionally, sales of sterndrives improved driven by increased demand, and parts and accessories sales benefited from increased distribution and new products.

Operating earnings for the segment decreased to $18.8 million in the third quarter of 1999 compared with $61.1 million in 1998. For the first nine months of 1999, operating earnings decreased to $159.8 million from $189.7 million. Operating results for the third quarter and nine-month periods in 1999 include a litigation charge of $48.0 million, as previously described.

Operating earnings for the third quarter, excluding the litigation charge, increased 9.3 percent to $66.8 million in 1999 from $61.1 million in 1998. Operating earnings for the year-to-date period excluding the litigation charge increased to $207.8 million in 1999, or 9.5 percent, from $189.7 million in 1998. Operating margins, excluding the litigation charge, improved to
16.9 percent in 1999 from 16.7 percent in 1998 in the quarter, and were flat in the year-to-date period.
Operating margin comparisons between periods reflect productivity gains in the engine businesses along with growth in sales of high-margin parts and accessories.
These benefits were partially offset by the unfavorable margin differential between low-emission outboards and traditional offerings, increased spending on marketing and product development investments, and softness in global outboard and sterndrive pricing.

Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments. Cash and cash equivalents totaled
$122.9 million at September 30, 1999, down from $126.1 million at the end of 1998.

Cash provided by operating activities for the first nine months of 1999 and 1998 totaled $182.3 million and $178.0 million, respectively. The primary components of cash provided by operating activities include the Company's net earnings adjusted for noncash expenses; the timing of cash flows relating to operating expenses, sales and income taxes; and the management of inventory levels. The increase in cash provided by operating activities between periods reflects the benefits of improved working capital management partially offset by the unfavorable effect of the timing of tax payments between the two years.

During the first nine months of 1999, the Company invested $110.0 million in capital expenditures, compared with $117.5 million in 1998. Total debt at September 30, 1999 decreased to $793.2 million versus
$805.5 million at December 31, 1998. Debt-to-capitalization ratios at these dates were 35.6 percent and 38.1 percent, respectively.

During the first nine months of 1999, the Company repurchased 630,000 shares of its common stock for $15.4 million in open market transactions under the systematic repurchase program initiated in 1997.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company had $120 million in outstanding commercial paper at September 30, 1999, with additional borrowing capacity of $280 million under the Company's $400 million long-term credit agreement with a group of banks. The Company has $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange
Commission for the issuance of equity and/or debt securities. Management believes that these factors provide adequate sources of liquidity to meet its long-term and short-term needs.

Refer to Note 4 to consolidated financial statements and the Legal Proceedings section below for disclosure of the potential cash requirements of legal proceedings and to Note 6 to the 1998 consolidated financial statements in the Company's Annual Report on Form 10-K for environmental proceedings.

On October 27, 1999, the United States Tax Court issued a ruling that upheld an Internal Revenue
Service determination that resulted in an increase in the short-term capital gains and income distributions from two partnership investments for 1990 and 1991.
This decision increases the Company's tax liability relating to those years by approximately $60.0 million, plus accrued interest, but will not have an unfavorable effect on the Company's results of operations. The Company is evaluating whether to appeal this decision. This matter is more fully described in Note 13 to the consolidated financial statements in the Company's 1998 Annual Report on Form 10-K.

Legal Proceedings

In June 1998, an adverse verdict was reached in a lawsuit brought by a buying group of boat-builder customers who purchased sterndrive and inboard marine engines and whose purchases represented less than one-fifth of all direct sales of sterndrive and inboard engines to boat builders during the damage period relevant to that action. That verdict and resulting damage judgment of $133.2 million, after trebling, has been appealed and the Company anticipates a decision in the fourth quarter of 1999 or the first quarter of 2000. While there can be no assurance, the Company believes it is likely to prevail on appeal and obtain either a new trial or judgment in its favor.

Following the verdict, six additional suits were filed, including five class action lawsuits, seeking to rely on the allegations and findings of that verdict. The Company has reached agreements to settle or dismiss five of these lawsuits, four of which are class action lawsuits. As a result, the Company recorded a charge to operating earnings of $48.0 million ($30.7 million after tax, or $0.33 per diluted share) in the third quarter of 1999. Payments related to the settled lawsuits are expected to occur through 2001. In addition, as part of the settlement with a competing seller of sterndrive marine engines, the Company has entered into a long-term supply agreement to purchase diesel sterndrive and inboard engines from the competitor for use in certain models of boats manufactured by the Company. The class action settlements are subject to approval by the courts.

It is possible that additional suits will be filed, in either federal or state court, asserting allegations similar to those in the existing complaints and purporting to represent similar or overlapping classes of claimants.

If the adverse judgment is sustained after all appeals and if the class action proceeds and is successful, the damages ultimately payable by the Company would have a material adverse effect on the Company's results of operations for a particular accounting period, and could have a material adverse effect on the Company's consolidated financial condition.
The Company is unable to reasonably estimate the ultimate outcome of these cases and, accordingly, no expense for the unsettled cases has been recorded.

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

Year 2000

The Company uses software and related technologies throughout its businesses and in certain of its products that will be affected by the Year 2000 issue.
In January 1998, the Company initiated a formal program to address the Year 2000 issue. The Year 2000 issue involves the inability of date-sensitive computer applications to process dates beyond the year
2000. The Company's Year 2000 Project Office leads initiatives that address areas with the potential of having a major adverse effect on the business. The
Company's program has encompassed the use of both internal and external resources to identify, remediate and test systems for Year 2000 readiness. External resources have included nationally recognized consulting firms and other contractual resources to supplement available internal resources.

The Company has completed its plan to address its critical IT and non-IT systems that included a combination of replacement projects, which were done in connection with company-wide IT system upgrade projects, and remediation activities. While implementation of this plan is complete, Year 2000 multiple date testing for the last few systems is ongoing,with an expected finish date for all critical
IT systems in the fourth quarter. Replacement and remediation of critical non-IT systems is complete.

The Company has developed contingency plans to mitigate potential Year 2000 related disruptions caused by critical suppliers that have not satisfactorily confirmed their Year 2000 readiness.
These plans include, among other actions, identifying alternative sources of supply and building additional inventory. The Company has assessed the Year 2000 readiness of its critical customers and suppliers and has sent letters inquiring as to their Year 2000 readiness. Of approximately 1,300 suppliers considered critical, approximately 5 percent were high risk based on their responses. The Company has supplemented, and will continue to supplement, this written correspondence with additional procedures, such as follow-up telephone interviews, to evaluate risks associated with third parties.

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

If the Company's efforts to achieve Year 2000 readiness are unsuccessful, the impact could have a material adverse effect on the Company's results of operations and financial condition. The potential adverse effects include a limited ability to manufacture and distribute products and process daily business transactions.

The Company has developed comprehensive contingency plans designed to mitigate the potential disruptions that may result from the Year 2000 issue. These plans may include securing alternative sources for key suppliers of materials and services, replacing electronic applications with manual processes, developing emergency backup and recovery procedures, investing in safety stocks of key raw materials and finished goods, having staff available at certain critical locations during and after the Year 2000 rollover and other measures considered appropriate by management. These contingency plans and the related cost estimates will be continually refined as additional information becomes available.

The costs of remediating existing software and other
Year 2000-related expenses are expected to total approximately $18 million. The Company has expensed approximately $17 million of costs since the Year 2000 assessment process began in 1997. The majority of this amount was expensed in 1998. Costs associated with the replacement of non-Year 2000 compliant systems are included in capital expenditures as part of the company-wide systems upgrade projects. Spending on replacement projects necessary for Year 2000 readiness is substantially complete.

The foregoing discussion regarding the Year 2000 project timing, effectiveness, implementation and costs is based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of resources, the readiness of third parties and the Company's ability to respond to unforeseen Year 2000 compliance issues.

Forward Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities
Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, adverse domestic or foreign economic conditions; Year 2000 issues including the effectiveness of the Company's remediation and replacement initiatives, the readiness of third parties including customers and suppliers and the Company's ability to complete the information systems initiatives within the time and cost estimated; the Company's ability to develop and manufacture new products; new and competing technology; inventory adjustments by major retailers; competitive pricing pressures; the outcome of pending or potential litigation; and adverse weather conditions retarding sales of outdoor recreation products.


             PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Note 4 to Consolidated Financial Statements in Part I of this
Quarterly Report on pages 7 and 8 is hereby incorporated by reference.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

          None.


(b)  Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the three months ended
          September 30, 1999.
                     Signatures

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRUNSWICK CORPORATION
November 15, 1999            By: /s/ Victoria J. Reich

                             Victoria J. Reich
                             Vice President and Controller*


*Ms. Reich is signing this report both as a duly authorized officer and as the principal accounting officer.