Form 10-K405
period 1999-12-31
BRUNSWICK CORP
filed 2000-02-28
CIK 14930

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 Annual report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1999
                         Commission file number 1-1043

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of February 23, 2000, the aggregate market value of the voting stock of the registrant held by non-affiliates was $1,669,854,576. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

   The number of shares of Common Stock ($.75 par value) of the registrant outstanding as of February 23, 2000, was 91,813,310.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting scheduled to be held on April 26, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

   Brunswick Corporation (the Company) is the global leader in consumer products for active recreation with leading brands in pleasure boating, marine engines, fitness equipment, fishing, camping, bowling, billiards and biking. Its major brands include Mercury and Mariner outboard engines; Mercury MerCruiser sterndrives and inboard engines; Mercury Precision Parts and marine accessories; Sea Ray, Bayliner and Maxum pleasure boats; Baja high-performance boats; Boston Whaler, Trophy and Robalo offshore fishing boats; Zebco, Quantum, Martin and Browning fishing reels and reel/rod combinations; MotorGuide, Pinpoint and Thruster electric trolling motors; Swivl-Eze marine accessories; American Camper and Remington camping products; Remington and Weather-Rite apparel; Igloo ice chests and beverage coolers and Kool Mate thermoelectric products; Hoppe's shooting sports accessories; Mongoose Pro, Mongoose and Roadmaster bicycles; Brunswick Recreation Centers and Brunswick bowling capital equipment, supplies and consumer products; Life Fitness, Hammer Strength and ParaBody fitness equipment; and Brunswick billiards tables.

   Since mid-1995, the Company has been implementing growth strategies to expand its active recreation business by creating superior products and services, pursuing innovation, aggressively marketing its leading brands and acquiring complementary businesses to enhance growth of its core products. Further, the Company focuses on effective cost management and investment in technology to enhance its cost position.

   The Company operates in four segments: Marine Engine, Boat, Outdoor Recreation and Indoor Recreation. See Note 3 to consolidated financial statements on pages 37 to 39 for financial information about these segments.

                             Marine Engine Segment

   The Marine Engine segment consists of Mercury Marine. The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

   Mercury Marine markets and manufactures a full range of outboard engines, sterndrives and inboard engines, and propless water-jet systems under the familiar Mercury, Mariner, Mercury MerCruiser and Mercury SportJet brand names. A portion of Mercury Marine's outboards and parts and accessories, including steering systems, instruments, controls, propellers, service aids and marine lubricants, are sold directly to end-users through dealers. The remaining outboards and virtually all of the sterndrives, inboard engines and water-jet systems are sold to either independent boat builders or to the Company's boat units.

   Mercury Marine has five OptiMax outboard engines ranging from 115 horsepower to 250 horsepower, which feature Mercury's new direct fuel injection (DFI) technology, and Mercury Marine intends to introduce a 175-horsepower OptiMax engine in 2000. DFI is part of Mercury's plan to reduce engine emissions by 75 percent by 2006 to comply with U.S. Environmental Protection Agency requirements. Mercury's line of low-emission engines also includes four-cycle outboards ranging from 4 horsepower to 90 horsepower, and Mercury Marine intends to introduce 60-horsepower and 115-horsepower four-cycle outboards in 2000. These OptiMax and four-cycle outboards meet the EPA's reduced emission levels. The California Air Resource Board has mandated that the EPA's 2006 emission levels be met by 2001 in California and has scheduled further emission reductions for 2004 and 2008. Mercury's OptiMax and four-cycle outboards meet the California 2001 requirements, and some of these engines meet the 2004 standards. Mercury Marine believes that it will be able to satisfy the 2004 and 2008 California standards.

   Mercury Marine expanded its product offerings in the international market with the acquisition of a boat-manufacturing company, J.J. Savage and Sons Boat Company in Melbourne, Australia, and a boat marketing and sales company, Saint Cast Marine, in Saint Cast, France. Aluminum, fiberglass and inflatable boats are produced by, or for, Mercury in Australia, France, Portugal, Sweden and Norway for distribution in local markets. These boats are marketed under the brand names Armor, Arvor, Askaladden, Bermuda, Mercury, Ornvik, Quicksilver, Savage, Uttern and Valiant.

   Domestic retail demand for the Marine Engine segment's products is seasonal with sales generally highest in the second quarter. Adverse weather, including but not limited to excessive rain, prolonged below average temperatures and severe heat or drought, in key geographical areas, can significantly influence demand over the short-term, particularly in the key selling season. Demand for marine engines is influenced by a number of other factors, including consumer education about boating, economic conditions and, to some extent, prevailing interest rates and consumer confidence.

                                 Boat Segment

   The Boat segment consists of Sea Ray and US Marine, marketers and manufacturers of fiberglass pleasure and offshore fishing boats. The Company believes its boat segment has the largest dollar sales volume of pleasure boats in the world.

   Sea Ray, best recognized for its luxury yachts, cruisers and sport boats marketed and manufactured under the same name, also markets and manufactures Baja high-performance boats and Boston Whaler offshore fishing boats. Sea Ray obtains its outboard motors and its gasoline sterndrives and gasoline inboard engines from Mercury Marine.

   US Marine markets and manufactures Bayliner motor yachts, cruisers and runabouts, Maxum cruisers and runabouts, and Trophy and Robalo sport fishing boats. Escort boat trailers also are produced by US Marine and are sold with smaller boats as part of boat-motor-trailer packages. US Marine obtains its outboard motors, gasoline sterndrives and gasoline inboard engines from Mercury Marine.

   The Boat segment's products are sold directly to end-users through dealers. Sales to one dealer, with multiple locations, comprised more than 10 percent of Boat segment sales in 1999. Domestic retail demand for pleasure boats is seasonal with sales generally highest in the second quarter. Adverse weather, including but not limited to excessive rain, prolonged below average temperatures and severe heat or drought, in key geographical areas, can significantly influence demand over the short-term, particularly in the key selling season. Demand for pleasure boats is influenced by a number of other factors, including consumer education about boating, economic conditions and, to some extent, prevailing interest rates and consumer confidence.

                          Outdoor Recreation Segment

   The Outdoor Recreation segment consists of the Zebco, Brunswick Bicycles and Igloo businesses.

   Zebco markets and manufactures fishing equipment, and the Company believes that it holds the leading domestic market share of fishing reels and reel/rod combinations under the Zebco, Quantum, Martin, Lew's and Browning brands. Zebco also manufactures and sells fishing pedestals, ski tows, pylons and electric trolling motors under the MotorGuide, Pinpoint and Swivl-Eze brands for anglers and for use by boat manufacturers, including the Company's boat units. Zebco expanded its product offerings with the acquisition in September 1999, of Pinpoint, pioneers in the integration of sonar, fish-finder and trolling-motor technology. The Company believes Zebco has the largest dollar sales volume of trolling motors in the United States. In addition, Zebco markets and manufactures camping products, which include sleeping bags, tents, backpacks, canvas bags, foul-weather gear, waders, hunting apparel, propane lanterns and stoves, cookware and utensils under the American Camper and Remington brands; sleeping bags under the Igloo brand; and shooting sports accessories under the Hoppe's brand.

   Brunswick Bicycles currently designs, markets and manufactures bicycles under the Mongoose Pro, Mongoose and Roadmaster brands. See Note 4 to the consolidated financial statements on pages 39 to 40 for the strategic actions taken to exit bicycle manufacturing, to source bicycles from Asia and to streamline product offerings.

   Igloo markets and manufactures ice chests, beverage coolers and thermoelectric products. The Company believes that Igloo is the domestic market leader in ice chests, beverage coolers and thermoelectric products.

   The Company's outdoor recreational products are sold by Company sales personnel and manufacturers' representatives to mass merchants, retailers, distributors, dealers and original equipment manufacturers. Sales to one mass merchant customer comprised a substantial portion of the segment's sales. The Company also sells certain products directly to consumers. Outdoor recreational products are distributed worldwide from warehouses, sales offices and factory stocks of merchandise.

   Domestic retail demand for the Outdoor Recreation segment's products is seasonal, with sales generally highest in the second and third quarters. Adverse weather, including but not limited to excessive rain, prolonged below average temperatures and severe heat or drought, in key geographical areas, can significantly influence demand over the short-term, particularly in the key selling season.

                           Indoor Recreation Segment

   The Indoor Recreation segment includes the Brunswick Indoor Recreation Group (BIRG) and the Life Fitness and Brunswick Billiards businesses.

   BIRG is the leading manufacturer of bowling products, including bowling balls and capital equipment, which includes bowling lanes, automatic pinsetters, ball returns, seating and locker units. BIRG also sells computerized bowling-scoring equipment, which is manufactured to its specifications.

   BIRG operates 125 bowling recreation centers worldwide, and its joint ventures operate 28 centers. Recreation centers offer bowling and, depending on size and location, the following activities and services: billiards, video games, children's playrooms, restaurants and cocktail lounges. Five of BIRG's locations operate as entertainment centers, which in addition to the above activities, offer expanded and enhanced game, billiards, restaurant and entertainment facilities. All of the centers offer Cosmic Bowling, a glow-in-the-dark bowling experience that transforms bowling into a new and enhanced form of recreation. Approximately 50 percent of the recreation center facilities are owned by the Company.

   BIRG has a 50 percent interest in Nippon Brunswick K. K., which sells bowling equipment and operates bowling centers in Japan. BIRG has other joint ventures to (i) build, own and operate bowling centers and family entertainment centers in Thailand, which include bowling, billiards and other games, and (ii) sell bowling equipment in China and Thailand.

   The Company believes Life Fitness is the largest commercial fitness equipment provider in the world. Life Fitness designs, markets and manufactures a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, cross-training equipment and stationary bikes) and strength-training fitness equipment under the Life Fitness, Hammer Strength and ParaBody brands. Life Fitness serves the commercial (health clubs, gyms, professional sports teams, military, government, corporate and university facilities) and high-end consumer markets.

   Brunswick Billiards designs and markets billiards tables, billiards balls, cues and related accessories under the Brunswick brand. Brunswick Billiards domestically and internationally serves the commercial and consumer markets. The Company believes it has the largest dollar sales volume of billiards tables in the world.

   The Company's indoor recreational products and services are sold through a variety of channels, including mass merchants, distributors, dealers, bowling centers and retailers, and directly to customers. Indoor recreational products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise. Demand for the Indoor Recreation segment's products is seasonal, with sales generally highest in the first and fourth quarters.

                           International Operations

   The Company's sales to customers in international markets were $831.0 million (19.4 percent of net sales) and $806.8 million (20.5 percent of net sales) in 1999 and 1998, respectively. In 1999, sales to Europe and the

Pacific Rim were 52.0 percent and 18.8 percent, respectively, of foreign sales. Sales of marine engine products comprised the largest share of international sales in 1999. The Company's international sales are set forth in Note 3 to the consolidated financial statements on pages 37 to 39.

   Mercury Marine has a product customization plant and distribution center in Belgium, sales and distribution centers in Australia, Brazil, China, Japan, Malaysia, Mexico, New Zealand, Panama and Singapore and sales offices in Australia, Belgium, Brazil, Columbia, Denmark, France, Germany, Indonesia, Italy, Netherlands, Norway, Russia and Sweden. Mercury Marine has assembly plants in Australia, France, Sweden and Mexico. Mercury Marine also operates a marina in China.

   Mercury Marine engines and Sea Ray and US Marine boats are sold worldwide through dealers. US Marine has a sales office in France. Sea Ray has product display offices in France and Brazil and a sales office in the Netherlands.

   The Outdoor Recreation segment sells its products worldwide and has sales and distribution centers in Brazil, France, Germany and the United Kingdom and a distribution center in Canada.

   BIRG sells its products worldwide, has sales offices in various countries, and a plant that manufactures pinsetters in Hungary. BIRG operates recreation centers in Canada, Austria and Germany and has joint ventures in Asia that sell bowling equipment and/or operate bowling centers.

   Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands and the United Kingdom as well as sales offices in Austria and Italy.

Raw materials

   Raw materials are purchased from various sources. At present, the Company is not experiencing any critical raw material shortages nor are any anticipated. General Motors Corporation is the sole supplier of engine blocks used to manufacture the Company's gasoline sterndrive engines.

Patents, trademarks and licenses

   The Company has, and continues to obtain, patent rights, consisting of patents and patent licenses, covering certain features of the Company's products and processes. The Company's patents, by law, have a limited life, and rights expire periodically.

   In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, including die-cast powerheads, cooling and exhaust systems, drive train, clutch and gearshift mechanisms, boat/engine mountings, shock absorbing tilt mechanisms, ignition systems, propellers, spark plugs and fuel and oil injection systems.

   In the Outdoor Recreation segment, patent rights principally relate to fishing reels, electric trolling motors, bicycles, ice chests, coolers and thermoelectric products. In the Indoor Recreation segment, patent rights principally relate to computerized bowling scorers and business information systems, bowling lanes and related equipment, bowling balls, fitness equipment and billiards table designs and components.

   While the Company believes that marine engine, fitness equipment and outdoor recreation patents are important to its competitive position in these businesses, the Company believes that future success in all of its businesses is mainly dependent upon its engineering, manufacturing and marketing capabilities.

   The following are trademarks or registered trademarks of the Company: ACS, Air-Hockey, American Camper, Anvilane Pro Lane, Baja, Ball Wall, Bayliner, Boston Whaler, Brunswick, Brunswick Billiards, Brunswick Zone, Capri, Centennial, Clearview, Cosmic Bowling, DBA Products, Elite, Energy, Engine

Guardian, Frameworx, Gold Crown, Hammer Strength, Hoppe's, Horizon, HyperDrive, Igloo, Kool Mate, Lifecycle, Life Fitness, Lightworx, Mariner, Martin, Maxum, MercNet, MerCruiser, Mercury, MercuryCare, Mercury Marine, Mercury Precision Parts, Mercury Racing, Mongoose, Mongoose Pro, MotorGuide, OptiMax, ParaBody, Pinpoint, Playmate, ProMax, Q Care, Quantum, QuickFit, Quicksilver, Roadmaster, Robalo, SeaPro, Sea Ray, Softmate, SpaceMate, SportJet, Swivl-Eze, Throbot, Thruster, TiMAG, Troll Control, Trophy, True Technologies, Typhoon, U.S. Play by Brunswick, WaterMouse, Zebco and Zone. These trademarks have indefinite lives, and many of these trademarks are well known to the public and are considered valuable assets of the Company. Brunswick uses the Browning trademark under licenses expiring in 2025 with two renewal terms of 33 years each, the Remington trademark under licenses expiring on December 31, 2000 with renewal terms expiring on December 31, 2006, and the Lew's trademark under a license expiring on June 14, 2009, with automatic one-year renewals thereafter.

Competitive conditions and position

   The Company believes that it has a reputation for quality in its highly competitive lines of business. The Company competes in its various markets by utilizing efficient production techniques and innovative marketing, advertising and sales efforts, and by providing high-quality products at competitive prices.

   Strong competition exists with respect to each of the Company's product groups, but no single manufacturer competes with the Company in all product groups. In each product area, competitors range in size from large, highly diversified companies to small single-product businesses. The following summarizes the Company position in each segment.

   Marine Engine. The Company believes it has the largest dollar sales volume of recreational marine engines in the world. The marine engine market is highly competitive among several major companies and many smaller ones. There are also many competitors in the highly competitive marine accessories business. Competitive advantage in the marine engine and accessories markets is a function of product features, technology leadership, quality, service, performance, durability, effective distribution and pricing.

   Boat. The Company believes it has the largest dollar sales volume of pleasure boats in the world. There are many manufacturers of pleasure and offshore fishing boats; consequently, this business is highly competitive. The Company competes on the basis of product features and technology, quality, dealer service, performance, value, durability, styling, effective distribution and pricing.

   Outdoor Recreation. The Company competes directly with many manufacturers of recreational products and faces increasing competition from Asian competitors and from customers sourcing their products directly. In view of the diversity of its recreational products, the Company cannot identify the number of its competitors. The Company believes, however, that in the United States, it is one of the largest manufacturers and marketers of fishing reels, bicycles, sleeping bags, ice chests, beverage coolers, and thermoelectric products. For these recreational products, competitive emphasis is placed on product innovation, quality, marketing activities, cost, pricing and the ability to meet delivery and performance requirements.

   Indoor Recreation. The Company believes it is the world's largest manufacturer of bowling capital equipment, billiards tables, commercial fitness equipment, and one of the largest manufacturers of consumer fitness equipment. Certain bowling products, such as automatic scorers and computerized management systems, many billiards table designs and many fitness equipment products represent innovative developments in the market. (See Item 3, Legal Proceedings, for a description of certain litigation involving fitness equipment patents.) Competitive emphasis also is placed on quality, marketing activities, pricing and service. The Company believes it has the largest fitness equipment service network in the United States. The Company operates 125 recreation centers worldwide. Each center competes directly with centers owned by other parties in its immediate geographic area. Competitive emphasis is, therefore, placed on customer service, quality facilities and personnel, and pricing.

Research and development

   The Company's research and development investments, relating to new products or to the improvement of existing products, are shown below:

                                                               1999  1998  1997
                                                               ----- ----- -----
                                                                 (In millions)
      Marine Engine........................................... $53.3 $49.7 $59.6
      Boat....................................................  17.7  17.6  15.3
      Outdoor Recreation......................................   3.7   3.6   3.3
      Indoor Recreation.......................................  18.7  16.6  11.2
                                                               ----- ----- -----
                                                               $93.4 $87.5 $89.4
                                                               ===== ===== =====

Number of employees

   The number of employees at December 31, 1999, is shown below by segment:

      Marine Engine......................................................  6,700
      Boat...............................................................  8,960
      Outdoor Recreation.................................................  3,500
      Indoor Recreation..................................................  7,300
      Corporate..........................................................    140
                                                                          ------
                                                                          26,600
                                                                          ======

   There are approximately 2,200 employees in the Marine Engine segment, 620 employees in the Outdoor Recreation segment and 475 employees in the Indoor Recreation segment who are represented by labor unions. The Company believes that it has good relations with these labor unions.

Environmental requirements

   The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal, in many instances seek compensation from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company has established reserves based on current cost estimates to cover all known claims. The Company believes that compliance with federal, state and local environmental laws will not have a material effect on the Company's capital expenditures, earnings or competitive position.

Item 2. Properties

   The Company's headquarters are located in Lake Forest, Illinois. The Company has numerous manufacturing plants, distribution warehouses, sales offices and test sites. Research and development facilities are division-related, and most are located at individual manufacturing sites.

   The Company's plants are deemed to be suitable and adequate for the Company's current needs. The Company believes that all of its properties are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. The Company's plants are operating at approximately 79 percent of current capacity. The Company's headquarters and most of its principal plants are owned by the Company.

   Two plants where Mercury Marine boats are manufactured, in Skellefthamn, Sweden, and Saint Cast, France, are leased.

   The two Texas plants, where Igloo products are manufactured, are leased. One of these leases expires in 2003; the other expires in 2004 and has renewal terms extending to 2029 with an option to purchase. The principal warehouse for Igloo products in Houston, Texas, is leased until 2003. The offices and warehouse for the American Camper business in Lenexa, Kansas, are leased until 2004 with renewal options to 2014. Two sleeping bag manufacturing plants are leased. The sleeping bag plant in Haleyville, Alabama, is leased until 2007 with renewal options to 2016 and an option to purchase. The plant in St. George, Utah, is leased until August 31, 2000. Zebco leases warehouse space in Tulsa, Oklahoma, and contracts for warehouse facilities in Dauphin, Manitoba, Canada.

   Three plants where bicycles are manufactured, one in Olney, Illinois, and two in Mexico, are leased. In conjunction with the restructuring of its bicycle operations, the Company is exiting the two Mexican plants. The plant in Olney, Illinois, is leased until 2001 with renewal terms extending to 2026 and will be used for warehousing and distribution.

   The principal warehouse for the Life Fitness Division in Franklin Park, Illinois, is leased through 2011 with an option to purchase in December 2000. A Life Fitness plant in Paso Robles, California, is leased until 2003.

   Approximately 50 percent of BIRG's recreation centers, one test facility and six distribution centers are leased.

   The Company's primary facilities are in the following locations:

Marine Engine

   Placida and St. Cloud, Florida; Stillwater, Oklahoma; Fond du Lac, Milwaukee and Oshkosh, Wisconsin; Melbourne, Australia; Petit Rechain, Belgium; Saint Cast, France; Juarez, Mexico; and Skellefthamn, Sweden.

Boat

   Phoenix, Arizona; Edgewater, Merritt Island, Palm Coast and Tallahassee, Florida; Valdosta, Georgia; Cumberland and Salisbury, Maryland; Pipestone, Minnesota; Bucyrus, Ohio; Claremore and Miami, Oklahoma; Roseburg, Oregon; Dandridge, Knoxville and Vonore, Tennessee; and Arlington and Spokane, Washington.

Outdoor Recreation

   Haleyville, Alabama; Olney, Illinois; Lenexa, Kansas; Starkville, Mississippi; Tulsa, Oklahoma; Coatesville, Pennsylvania; Houston, Katy and Lancaster, Texas; St. George, Utah.

Indoor Recreation

   Paso Robles, California; Franklin Park, Illinois; Falmouth, Kentucky; Muskegon, Michigan; Ramsey, Minnesota; Bristol, Wisconsin; Szekesfehervar, Hungary; and 125 recreation centers in the United States, Canada and Europe.

Item 3. Legal Proceedings

   On June 19, 1998, a jury awarded $133.2 million, after trebling, in damages to Independent Boat Builders, Inc., a buying group of boat manufacturers and 22 of its members, in a suit brought against the Company in December 1995. The lawsuit, Concord Boat Corporation, et al. v. Brunswick Corporation (Concord), was filed in the United States District Court for the Eastern District of Arkansas, and alleged that the Company unlawfully monopolized, unreasonably restrained trade in, and made acquisitions that substantially lessened competition in the market for sterndrive and inboard marine engines in the United States and Canada. Under the antitrust laws, the damage award was trebled, and plaintiffs were awarded attorneys' fees and interest on both the award and attorneys' fees. Under current law, any and all amounts paid by the Company will be deductible for tax purposes.

   The Company filed an appeal contending the Concord verdict was erroneous as a matter of law, both as to liability and damages, and plaintiffs filed a cross appeal. Oral argument was heard by the appeals court in September 1999, and the Company is currently awaiting a ruling.

   Following the Concord verdict, six additional suits were filed, including five class-action lawsuits seeking to rely on the allegations and findings of that verdict. The Company has reached agreements to settle or dismiss all of these lawsuits. As a result, the Company recorded a charge to operating earnings of $116.0 million in 1999. Payments relating to these settlements totaled $57.6 million in 1999, with the remainder expected to be paid through 2001. The settled lawsuits are described below.

   On October 23, 1998, a suit was filed in the United States District Court for the District of Minnesota by two independent boat builders alleging antitrust violations by the Company in the sterndrive and inboard engine business, seeking to rely on both the liability and damage findings of the Concord litigation. In this suit, KK Motors et al. v. Brunswick Corporation (KK Motors), the named plaintiffs sought to represent a class of all allegedly similarly situated boat builders whose claims were not resolved in Concord or in other judicial proceedings.

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

   On February 10, 1999, a former dealer of the Company's boats filed suit in the United States District Court for the District of Minnesota, also seeking to rely on the liability findings of the Concord action. This suit, Amo Marine Products, Inc. v. Brunswick Corporation (Amo), sought class status purporting to represent a class of all marine dealers who purchased directly from the Company sterndrive or inboard engines or boats equipped with sterndrive or inboard engines during the period January 1, 1986, to June 30, 1998. On March 31, 1999, another suit, Jack's Marina, Inc. v. Brunswick (Jack's Marina), was filed in the same court seeking to represent the same putative class as Amo. On September 16, 1999, another suit, Howard S. Cothran, d/b/a Sonny's Marine
v. Brunswick Corporation (Cothran), was filed in the United States District Court for the Southern District of Illinois seeking to represent the same putative class as Amo.

   On February 16, 1999, a suit was filed in the Circuit Court of Washington County, Tennessee, by an individual claiming that the same conduct challenged in the Concord action violated various antitrust and consumer protection laws of 16 states and the District of Columbia. In that suit, Couch v. Brunswick (Couch), plaintiff sought to represent a class of all indirect purchasers of boats equipped with Brunswick sterndrive or inboard engines in these 17 jurisdictions. The plaintiff claimed damages in an unspecified amount during the period from 1986 to the filing of the complaint and also requested injunctive relief.

   The settlement with the boat builders comprising the named class in KK Motors included a subgroup of boat builders, the American Boatbuilders Association (ABA). Under the terms of the agreement with the ABA, the Company has paid the ABA $35 million. If, as a result of the Concord appeal or in settlement, the Company ultimately makes a payment to the Concord plaintiffs in excess of $35 million, the Company will make an equal payment to the ABA, less $35 million already paid to the ABA. If the Company makes no payment to the Concord plaintiffs, or payment in an amount less than $35 million, the Company will not be required to make any additional payment to the ABA. In addition, as part of the Volvo settlement, the Company has entered into a long-term supply agreement to purchase diesel sterndrive and inboard engines from Volvo for use in certain models of boats manufactured by the Company. The Couch and KK Motors class-action settlements are subject to approval by the courts.

   While there can be no assurance, the Company believes it is likely to prevail on the Concord appeal and obtain either a new trial or judgment in its favor. In addition, the Company is unable to predict the outcome of the Concord case, and accordingly, no expense for this case has been recorded. If the Concord judgment is sustained after all appeals, however, the additional amounts the Company would be required to pay to conclude all of the lawsuits described above would total, as of the date of the filing of this 1999 Annual Report on Form 10-K, approximately $262 million.

   On October 26, 1999, a jury awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against Life Fitness, on the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. Precor was awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award. The Company will appeal the verdict and award of attorneys' fees. While there can be no assurance, the Company believes it is likely to prevail on the Precor appeal and obtain either a new trial or judgment in its favor. In addition, the Company is unable to predict the outcome of the Precor case, and accordingly, no expense for this case has been recorded.

   On October 27, 1999, the United States Tax Court issued a ruling that upheld the Internal Revenue Service determination that resulted in an increase in the short-term capital gains and income distributions from two partnership investments for 1990 and 1991. This decision increases the Company's tax liability relating to those years by approximately $60 million, plus accrued interest, but will not have an unfavorable effect on the Company's results of operations. The Company is awaiting a final determination from the IRS and is evaluating whether to appeal this decision.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Company

   The Company's executive officers are listed in the following table:

      Officer                                    Present Position                    Age
      -------                  ----------------------------------------------------- ---
      Peter N. Larson*........ Chairman and Chief Executive Officer                   60
      George W. Buckley*...... Executive Vice President                               54
      Peter B. Hamilton*...... Executive Vice President                               53
      Dudley E. Lyons*........ Senior Vice President--Strategic Business Development  59
                               and Chairman--US Marine
      Victoria J. Reich*...... Senior Vice President and Chief Financial Officer      42
      William J. Barrington*.. Vice President and President--Sea Ray Group            49
      Kathryn J. Chieger...... Vice President--Corporate and Investor Relations       51
      B. Russell Lockridge.... Vice President and Chief Human Resources Officer       50
      Dustan E. McCoy......... Vice President, General Counsel and Secretary          50
      Augustine L. Nieto*..... Vice President and President--Life Fitness Division    42
      Richard S. O'Brien...... Vice President and Treasurer                           50
      James A. Schenk......... Vice President--Acquisitions                           57
      Robert L. Sell.......... Vice President and Chief Information Officer           49
      Judith P. Zelisko....... Vice President--Tax                                    49
      John D. Russell......... President--US Marine Division                          47

--------
  *Members of the Operating Committee

   There are no family relationships among these officers. The term of office of all elected officers expires April 26, 2000. The Group and Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

   Peter N. Larson has been Chairman and Chief Executive Officer of the Company since 1995. He was an Executive Officer, Johnson & Johnson, a leading health care company, from 1991 to 1995, where he served as Chairman of the Worldwide Consumer and Personal Care Group and a member of the Executive Committee and the Board of Directors.

   George W. Buckley became Executive Vice President in February 2000 and has been President--Mercury Marine Group since 1997 with responsibility for the Igloo Division since 1999. He was Senior Vice President and President--Mercury Marine Group from 1998 to 2000 and Vice President and President--Mercury Marine Group from 1997 to 1998. He was President of the U.S. Electrical Motors Division of Emerson Electric Co., a manufacturer of electrical, electronic, and electromagnetic products (Emerson), from 1996 to 1997, and President of Emerson's Automotive and Precision Motors Division from 1994 to 1996.

   Peter B. Hamilton has been Executive Vice President since 1998 and assumed responsibility for the Brunswick Indoor Recreation Group, the Life Fitness Division and the Bicycle Division in February 2000. He was Executive Vice President, Chief Financial Officer and Chairman--Indoor Recreation from 1998 to 2000 and Senior Vice President and Chief Financial Officer from 1995 to 1998. He was Vice President and Chief Financial Officer, Cummins Engine Company, Inc., a leading worldwide designer and manufacturer of diesel engines and related products, from 1988 to 1995.

   Dudley E. Lyons has been Senior Vice President--Strategic Business Development and Chairman--US Marine since 1998. He was Vice President-- Strategic Business Development from 1997 to 1998. From 1992 to 1997 he was President of the Management Consulting Group of Marketing Corporation of America, a management consulting, sales promotion and market research firm.

   Victoria J. Reich became Senior Vice President and Chief Financial Officer in February 2000. She was Vice President and Controller of the Company from 1996 to 2000. She was Finance Manager of the General Electric Company's Wiring Devices business from 1994 to 1996.

   William J. Barrington has been Vice President since 1998 and President--Sea Ray Group since 1989. He has been an employee of the Company since 1985.

   Kathryn J. Chieger has been Vice President--Corporate and Investor Relations of the Company since 1996. She was Vice President--Corporate Affairs of Gaylord Container Corporation, a paper manufacturer, from 1994 to 1996.

   B. Russell Lockridge has been Vice President and Chief Human Resources Officer of the Company since 1999. From 1996 to 1999, he was Senior Vice President, Human Resources of IMC Global, Inc., a company that produces crop nutrients, animal feed ingredients and salt, and from 1992 to 1996, he served as Corporate Director, Executive Compensation and Development at FMC Corporation, a chemicals and machinery company.

   Dustan E. McCoy has been Vice President, General Counsel and Secretary since 1999. He was Executive Vice President for Witco Corporation, a specialty chemical company, in 1999; Senior Vice President from 1998 to 1999; Senior Vice President, General Counsel and Corporate Secretary from 1996 to 1998; and Vice President, General Counsel and Corporate Secretary from 1993 to 1996.

   Augustine L. Nieto has been Vice President since 1998 and President--Life Fitness Division since the Company acquired it in 1997. He co-founded Life Fitness in 1977 and had been its President since 1987.

   Richard S. O'Brien has been Vice President of the Company since 1996 and Treasurer of the Company since 1988. He has been an employee of the Company since 1971.

   James A. Schenk has been Vice President--Acquisitions since 1998. He was Staff Vice President--Acquisitions and Alliances from 1997 to 1998 and Staff Vice President--Corporate Planning from 1996 to 1997. He was Corporate Director of Planning and Development of the Company from 1988 to 1996.

   Robert L. Sell has been Vice President and Chief Information Officer of the Company since 1998. From 1996 to 1997 he was Vice President--Information Technology of Coors Brewing Company, a manufacturer and distributor of beer and other malt beverages (Coors), and from 1989 to 1996 he was Director of Applications for Information Technology of Coors.

   Judith P. Zelisko has been Vice President--Tax since 1998. She was Staff Vice President--Tax from 1996 to 1998 and was Director of Tax and Assistant Vice President from 1983 to 1996. She has been an employee of the Company since 1978.

   John D. Russell has been President--US Marine Division since 1998. He was President of the Brunswick Billiards business during 1998. He was Executive Vice President--Strategy and Operations of the Mercury Marine Group during 1997 and was Executive Vice President--Strategy and Finance of the Mercury Marine Group from 1994 to 1996.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Company's common stock is traded on the New York, Chicago, Pacific, and London Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 18 to consolidated financial statements on page 54. As of December 31, 1999, there were approximately 14,500 shareholders of record of the Company's common stock.

Item 6. Selected Financial Data

   Net sales, net earnings, basic and diluted earnings per common share, cash dividends declared per common share, assets of continuing operations, long-term debt and other financial data are shown in the Six-Year Financial Summary on pages 55 and 56.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis is presented on pages 17 to 28.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Risk Management is presented on pages 27 and 28.

Item 8. Financial Statements and Supplementary Data

   The Company's Consolidated Financial Statements are set forth on pages 31 to 58 and are listed in the index on page 16.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to the directors of the Company and Section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000 (the Proxy Statement). All of the foregoing information is hereby incorporated by reference. The Company's executive officers are listed herein on pages 9 to 11.

Item 11. Executive Compensation

   Information with respect to executive compensation will be set forth in the Proxy Statement and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information with respect to the securities of the Company owned by the directors and certain officers of the Company, by the directors and officers of the Company as a group and by the only persons known to the Company to own beneficially more than 5 percent of the outstanding voting securities of the Company will be set forth in the Proxy Statement, and such information is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

   None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

   a.) Financial Statements and Exhibits

Financial Statements

   Financial statements and schedules are incorporated in the Annual Report on Form 10-K, as indicated in the index on page 16.

     Exhibits
     --------
        3.1   Restated Certificate of Incorporation of the Company filed as
              Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for
              the quarter ended June 30, 1987, and hereby incorporated by reference.
        3.2   Certificate of Designation, Preferences and Rights of Series A
              Junior Participating Preferred Stock filed as Exhibit 3.2 to the
              Company's Annual Report on Form 10-K for 1995, and hereby
              incorporated by reference.
        3.3   By-Laws of the Company filed as Exhibit 3 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998, and hereby incorporated by reference.
        4.1   Indenture dated as of March 15, 1987, between the Company and
              Continental Illinois National Bank and Trust Company of Chicago
              filed as Exhibit 4.1 to the Company's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1987, and hereby
              incorporated by reference.
        4.2   Officers' Certificate setting forth terms of the Company's
              $125,000,000 principal amount of 7-3/8% Debentures due September
              1, 2023, filed as Exhibit 4.3 to the Company's Annual Report on
              Form 10-K for 1993, and hereby incorporated by reference.
        4.3   Form of the Company's $250,000,000 principal amount of 6-3/4%
              Notes due December 15, 2006, filed as Exhibit 4.1 to the
              Company's Current Report on Form 8-K dated December 10, 1996, and hereby incorporated by reference.
        4.4   Form of the Company's $200,000,000 principal amount of 7-1/8%
              Notes due August 1, 2007, filed as Exhibit 4.1 to the Company's
              Current Report on Form 8-K dated August 4, 1997, and hereby incorporated by reference.

     Exhibits
     --------
       4.5    The Company's agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission filed as
              Exhibit 4.10 to the Company's Annual Report on Form 10-K for
              1980, and hereby incorporated by reference.
       4.6    Rights Agreement dated as of February 5, 1996, between the
              Company and Harris Trust and Savings Bank filed as Exhibit 1 to the Company's Registration Statement for Preferred Share Purchase
              Rights on Form 8-A dated March 13, 1996, and hereby incorporated by reference.
      10.1*   Amended and Restated Employment Agreement dated January 4, 1999, by and between the Company and Peter N. Larson filed as Exhibit
              10.1 to the Company's Annual Report on Form 10-K for 1998, and
              hereby incorporated by reference.
      10.2*   Amended and Restated Employment Agreement dated December 1, 1998, by and between the Company and Dudley E. Lyons filed as Exhibit
              10.2 to the Company's Annual Report on Form 10-K for 1998, and
              hereby incorporated by reference.
      10.3*   Employment Agreement dated December 1, 1995, by and between the
              Company and Peter B. Hamilton filed as Exhibit 10.8 to the
              Company's Annual Report on Form 10-K for 1995, and hereby
              incorporated by reference.
      10.4*   Amendment dated as of October 9, 1998, to Employment Agreement by and between the Company and Peter B. Hamilton filed as Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1998, and hereby incorporated by reference.
      10.5*   Form of Change of Control Agreement by and between the Company and each of W. J. Barrington, G. W. Buckley, K. J. Chieger, P. B.
              Hamilton, B. R. Lockridge, D. E. Lyons, D. E. McCoy, R. S.
              O'Brien, V. J. Reich, J. D. Russell, J. A. Schenk, R. L. Sell,
              and J. P. Zelisko filed as Exhibit 10.2 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1998, and hereby incorporated by reference.
      10.6*   1994 Stock Option Plan for Non-Employee Directors filed as
              Exhibit A to the Company's definitive Proxy Statement dated March
              25, 1994, for the Annual Meeting of Stockholders on April 27,
              1994, and hereby incorporated by reference.
      10.7*   1995 Stock Plan for Non-Employee Directors filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
      10.8*   Supplemental Pension Plan filed as Exhibit 10.7 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1998, and hereby incorporated by reference.
      10.9*   Form of insurance policy issued for the life of each of the
              Company's executive officers, together with the specifications for each of these policies, filed as Exhibit 10.21 to the
              Company's Annual Report on Form 10-K for 1980, and hereby
              incorporated by reference. The Company pays the premiums for these policies and will recover these premiums, with some
              exceptions, from the policy proceeds.
      10.10*  Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, J. L. Bleustein, M. J. Callahan, M. A.
              Fernandez, P. Harf, J. W. Lorsch, B. Martin Musham, K. Roman, R.
              L. Ryan and R. W. Schipke filed as Exhibit 19.2 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1986, and hereby incorporated by reference.
      10.11*  Indemnification Agreement dated April 1, 1995, by and between the
              Company and P. N. Larson filed as Exhibit 10.17 to the Company's
              Annual Report on Form 10-K for 1995, and hereby incorporated by reference.
      10.12*  Indemnification Agreement by and between the Company and each of
              W. J. Barrington, G. W. Buckley, K. J. Chieger, P. B. Hamilton,
              B. R. Lockridge, D. E. Lyons, D. E. McCoy, R. S. O'Brien, V. J.
              Reich, J. D. Russell, J. A. Schenk, R. L. Sell, and J. P. Zelisko
              filed as Exhibit 19.4 to the Company's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1986, and hereby
              incorporated by reference.

     Exhibits
     --------
      10.13*  1991 Stock Plan filed as Exhibit 10 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1999, and hereby incorporated by reference.
      10.14*  Change in Control Severance Plan filed as Exhibit 10.6 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1998, and hereby incorporated by reference.
      10.15*  Brunswick Performance Plan for 1998 filed as Exhibit 10.22 to the
              Company's Annual Report on Form 10-K for 1997, and hereby
              incorporated by reference.
      10.16*  Brunswick Performance Plan for 1999 filed as Exhibit 10.16 to the
              Company's Annual Report on Form 10-K for 1998, and hereby
              incorporated by reference.
      10.17*  Brunswick Performance Plan for 2000.
      10.18*  Brunswick Strategic Incentive Plan for 1997-1998 filed as Exhibit
              10.25 to the Company's Annual Report on Form 10-K for 1997, and
              hereby incorporated by reference.
      10.19*  Brunswick Strategic Incentive Plan for 1998-1999 filed as Exhibit
              10.26 to the Company's Annual Report on Form 10-K for 1997, and
              hereby incorporated by reference.
      10.20*  Brunswick Strategic Incentive Plan for 1999-2000 filed as Exhibit
              10.19 to the Company's Annual Report on Form 10-K for 1998, and
              hereby incorporated by reference.
      10.21*  Brunswick Strategic Incentive Plan for 2000-2001.
      10.22*  1997 Stock Plan for Non-Employee Directors filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
      10.23*  Elective Deferred Compensation Plan filed as Exhibit 10.8 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1998, and hereby incorporated by reference.
      10.24*  Automatic Deferred Compensation Plan filed as Exhibit 10.9 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1998, and hereby incorporated by reference.
      10.25*  Employment Agreement dated July 1, 1997, by and between the
              Company and Augustine Nieto filed as Exhibit 10.30 to the
              Company's Annual Report on Form 10-K for 1997, and hereby
              incorporated by reference.
      12      Statement regarding computation of ratio of earnings to fixed charges.
      21.1    Subsidiaries of the Company.
      23.1    Consent of Independent Public Accountants is on page 57 of this
              Report.
      24.1    Powers of Attorney.
      27.1    Financial Data Schedule.

--------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.

   b.) Reports on Form 8-K

     On October 14, 1999, the Company filed a Current Report on Form 8-K dated October 7, 1999, reporting in Item 5 that it had settled three pending lawsuits.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Brunswick Corporation

                                        /s/ Victoria J. Reich
                                   By:
                                                 Victoria J. Reich
                                             Senior Vice President and
                                              Chief Financial Officer

February 28, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                              Title
          ---------           -------------------------------------------
      Peter N. Larson         Chairman and Chief Executive Officer
                               (Principal Executive Officer) and Director
      Victoria J. Reich       Senior Vice President and Chief Financial
                               Officer (Principal Financial and
                               Accounting Officer)
     Nolan D. Archibald       Director
    Jeffrey L. Bleustein      Director
     Michael J. Callahan      Director
     Manuel A. Fernandez      Director
         Peter Harf           Director
        Jay W. Lorsch         Director
    Bettye Martin Musham      Director
        Kenneth Roman         Director
       Robert L. Ryan         Director
      Roger W. Schipke        Director

  Victoria J. Reich, as Principal Financial and Accounting Officer and pursuant to a Power of Attorney (executed by each of the other officers and directors listed above and filed with the Securities and Exchange Commission, Washington, D.C.), by signing her name hereto does hereby sign and execute this report of Brunswick Corporation on behalf of each of the officers and directors named above in the capacities in which the names of each appear above.

                                        /s/ Victoria J. Reich
                                   By:
                                                 Victoria J. Reich
                                             Senior Vice President and
                                              Chief Financial Officer

February 28, 2000

                             BRUNSWICK CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Management's Discussion and Analysis.......................................  17
Report of Management.......................................................  29
Report of Independent Public Accountants...................................  29
Consolidated Statements of Income 1999, 1998 and 1997......................  31
Consolidated Balance Sheets December 31, 1999 and 1998.....................  32
Consolidated Statements of Cash Flows 1999, 1998 and 1997..................  34
Consolidated Statements of Shareholders' Equity 1999, 1998 and 1997........  35
Notes to Consolidated Financial Statements 1999, 1998 and 1997.............  36
Six-Year Financial Summary.................................................  55
Consent of Independent Public Accountants..................................  57
Schedule II--Valuation and Qualifying Accounts 1999, 1998 and 1997.........  58

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

                             BRUNSWICK CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

   In 1999, the Company continued implementation of its growth strategies: creating superior products and services by pursuing innovation and aggressively marketing its leading brands. The success of these strategies is evident in the Company's results for 1999. Sales increased 9 percent to a record $4,283.8 million on strong contributions from the Boat and Marine Engine segments and from the fitness equipment business. Further, the Company focuses on effective cost management and investment in technology to enhance its cost position.

   Net earnings per diluted share totaled $0.41 in 1999 versus $1.88 in 1998 and $1.50 in 1997. Comparisons of net earnings per diluted share are affected by several unusual items, which are discussed in later sections. The effect of these items on diluted earnings per share is as follows:

                                                             1999   1998   1997
                                                             ----- ------  -----
   Net earnings per diluted share--as reported*............. $0.41 $ 1.88  $1.50
   Strategic charges and asset write-downs..................  1.23   0.42   0.63
   Litigation settlement charges............................  0.77    --     --
   Cumulative effect of change in accounting principle......   --     --    0.01
   Gain from discontinued operations........................   --   (0.08)   --
                                                             ----- ------  -----
   Net earnings per diluted share--pro forma*............... $2.41 $ 2.22  $2.14
                                                             ===== ======  =====

--------
  * Amounts include a $0.10 per diluted share gain from a settlement with a boat dealer in 1998.

   The Company has completed acquisitions totaling $559.6 million over the past three years. These acquisitions did not significantly affect the comparability of results between 1999 and 1998, but did affect the comparability of 1998 to 1997.

Results of Operations

   The following table sets forth certain ratios and relationships calculated from the consolidated statements of income:

                                 1999     1998*      1997
                               --------  --------  --------
                                 (Dollars in millions,
                                 except per share data)
   Net sales.................  $4,283.8  $3,945.2  $3,657.4
   Percent increase..........       8.6%      7.9%     15.7%
   Operating earnings........  $  111.3  $  340.2  $  270.8
   Net earnings..............  $   37.9  $  186.3  $  150.5
   Diluted earnings per
    share....................  $   0.41  $   1.88  $   1.50
   Expressed as a percentage
    of net sales
     Gross margin............      26.5%     27.5%     27.9%
     Selling, general and
      administrative expense.      15.5%     15.2%     15.8%
     Operating margin........       2.6%      8.6%      7.4%

   The amounts in the above table include an asset write-down and strategic charge of $151.0 million pretax and an inventory write-down of $27.0 million pretax (total of $178.0 million pretax, $114.0 million after tax, $1.23 per diluted share) and $116.0 million pretax ($71.5 million after tax, $0.77 per diluted share) of litigation charges recorded in 1999. Results for 1998 include a $60.0 million pretax ($41.4 million after tax, $0.42 per diluted share) strategic charge and an after-tax gain from discontinued operations of $7.7 million ($0.08 per diluted share). Results for 1997 include a strategic charge of $82.9 million pretax and an inventory write-down of $15.6 million pretax (total of $98.5 million pretax, $63.0 million after tax, $0.63 per diluted share) and a charge for the cumulative effect of a change in accounting principle of $0.7 million after tax ($0.01 per diluted share) recorded in 1997. On a pro forma basis, excluding these items, the amounts are as follows:

                                                          1999   1998*    1997
                                                         ------  ------  ------
                                                             (Dollars in
                                                         millions, except per
                                                             share data)
   Operating earnings................................... $405.3  $400.2  $369.3
   Percent increase.....................................    1.3%    8.4%   21.2%
   Net earnings......................................... $223.4  $220.0  $214.2
   Percent increase.....................................    1.5%    2.7%   15.3%
   Diluted earnings per share........................... $ 2.41  $ 2.22  $ 2.14
   Percent increase.....................................    8.6%   3.7%    13.8%
   Operating margin.....................................    9.5%   10.1%   10.1%

--------
*Operating earnings include income of $15.0 million from a settlement with a boat dealer in 1998.

   Net sales rose 8.6 percent to $4,283.8 million in 1999, up from $3,945.2 million in 1998. The gain of $338.6 million is primarily due to increased sales of boats, marine engines and fitness equipment and first-half gains in sales of bicycles.

   International sales increased 3.0 percent to $831.0 million in 1999, an increase of $24.2 million from 1998 levels. Sales to Europe increased 4.6 percent to $431.8 million in 1999 versus $412.8 million in 1998, reflecting stronger sales of fitness equipment and boats which offset softness in sales of fishing and marine engine products. The Company's sales to the Pacific Rim increased 11.8 percent to $156.4 million in 1999 from $139.9 million in 1998, primarily due to stronger sales of marine engine products. Sales of marine engine products comprised the largest share of international sales in 1999.

   Sales increased to $3,945.2 million in 1998, up 7.9 percent from $3,657.4 million in 1997. Of the $287.8 million increase, $135.0 million was due to incremental sales contributed by the businesses acquired in 1998 and 1997. The Company also experienced growth in the boat, marine engine, bicycle, fitness equipment and ice chest and beverage cooler businesses. Gains in these businesses were partially offset by substantial declines in sales of bowling capital equipment into Asian markets as unfavorable economic trends slowed shipments.

   The Company's 1998 international sales declined 6.5 percent to $806.8 million versus $863.1 million in 1997. In the Pacific Rim, the Company's sales declined to $139.9 million from $270.6 million, primarily due to the previously mentioned decline in sales of bowling capital equipment into Asian markets. Sales to Europe increased 18.5 percent to $412.8 million in 1998 versus $348.3 million in 1997, reflecting stronger sales of marine engine products and fitness equipment. Sales of marine engine products comprised the largest share of international sales in 1998.

   The Company's gross margin percentage was 27.1 percent in 1999 versus 27.5 percent in 1998, excluding the $27.0 million inventory write-down included in the strategic charge in 1999. The decrease reflects second-half market price reductions in the bicycle business, successful inventory reduction efforts in the camping and fishing businesses and a shift in outboard engine sales mix to low-emission products. These factors were partially offset by the benefits from increased sales of larger, higher-margin boats and margin gains in the bowling business attributable to the strategic actions taken in late 1998.

   Gross margin percentages decreased to 27.5 percent in 1998, versus 28.3 percent in 1997, excluding the $15.6 million inventory write-down included in the 1997 strategic charge. This decline reflects the effects of volume declines and pricing pressures experienced in the bowling capital equipment, fishing and camping businesses. Additionally, the Company increased marketing spending in the Boat segment. In the Marine Engine segment, higher costs for the introduction of low-emission outboard engines were more than offset by the benefits of productivity enhancements.

   Selling, general and administrative (SG&A) expense increased 10.7 percent to $662.7 million in 1999 versus $598.4 million in 1998. SG&A expense in 1998 includes income of $15.0 million related to a settlement with a boat dealer. Excluding this settlement, SG&A expense as a percent of sales remained flat at
15.5 percent as strong sales growth and cost-management efforts offset investments in growth initiatives.

   SG&A expense increased $22.1 million to $598.4 million in 1998, including the aforementioned settlement. Excluding this settlement, SG&A expense as a percentage of sales was 15.5 percent in 1998 and 15.8 percent in 1997, reflecting effective cost management.

   In 1999, operating earnings totaled $111.3 million versus $340.2 million in 1998 and $270.8 million in 1997. Excluding the previously mentioned charges, 1999 operating earnings increased 1.3 percent to $405.3 million and in 1998 increased 8.4 percent to $400.2 million versus $369.3 million in 1997. Operating margins on a pre-charge basis were 9.5 percent in 1999 and 10.1 percent in 1998 and 1997. In addition, operating earnings in 1998 also include the aforementioned $15.0 million dealer settlement gain. Excluding this settlement, operating earnings would have been $385.2 million and operating margins would have been 9.8 percent.

   Other income totaled $4.7 million in 1999, $6.3 million in 1998 and $16.7 million in 1997. The decrease between 1998 and 1997 primarily relates to the effect of changes in foreign currency-related adjustments, along with a reduction in the contribution from joint ventures.

   The Company's effective tax rate was 31.1 percent in 1999, 37.1 percent in 1998 and 36.0 percent in 1997. Excluding the unusual charges, the effective tax rate was 36.0 percent in all three years. The average shares used to calculate diluted earnings per share were 92.6 million, 99.0 million and 100.3 million in 1999, 1998 and 1997, respectively. The decrease in average shares outstanding in 1999 and 1998 is due primarily to a 7.0 million share repurchase program that was completed in the fourth quarter of 1998. (See Cash Flow, Liquidity and Capital Resources section below for a discussion of additional share repurchase program activity.)

   Earnings from continuing operations totaled $37.9 million in 1999, $178.6 million in 1998 and $151.2 million in 1997. Excluding the previously mentioned unusual charges, earnings from continuing operations were $223.4 million in 1999, $220.0 million in 1998 and $214.2 million in 1997. Net earnings per diluted share were $0.41 in 1999, $1.88 in 1998 and $1.50 in 1997. Excluding the previously mentioned unusual charges, net earnings per diluted share were $2.41 in 1999, $2.22 in 1998 and $2.14 in 1997.

1999 Asset Write-Down and Strategic Charges

   Despite the Company's successful initiatives to expand distribution and reduce costs in its bicycle business, the profitability of the business eroded as competition from Asian imports substantially reduced market pricing for bicycles. While the price competition affected virtually all bicycles, the effects were extremely pronounced at the opening price points. Consequently, in the fourth quarter of 1999, the Company determined that the goodwill associated with this business was impaired. Additionally, to further reduce costs, the Company committed to plans to exit manufacturing, reduce warehouse capacity and administrative expenses and rationalize product offerings. As a result of these actions, the Company recorded $178.0 million of charges in the Outdoor Recreation segment in the fourth quarter of 1999. These charges included the write-off of goodwill of $133.6 million, inventory write-downs of $27.0 million and $10.5 million of fixed asset write-downs, along with other incremental costs associated with the actions of $6.9 million. Additional costs estimated at $7.0 million for severance and other incremental costs are expected to be incurred in the first quarter of 2000.

   The write-off of the goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the business. The inventory write-down was required as a result of a substantial decrease in market pricing for bikes and as a result of the Company's decision to exit manufacturing and rationalize product offerings, which will adversely affect the recoverability of the inventory. The fixed asset write-downs relate to $16.5 million of manufacturing and distribution assets that will be disposed. The realization of these assets was determined based on previous experience and third-party appraisals.

   The cash and earnings benefits from these actions in 1999 were not material. The Company expects to generate cash benefits from these actions of approximately $20.0 million over the next two years as assets are sold and the cash benefits from tax deductions recognized. Operating results of the bicycle business for the first half of 2000 will be affected by the liquidation of inventory, as this product will be sold at reduced margins, and by anticipated transition inefficiencies. Operating results in 2000 will benefit by approximately $5.0 million pretax from the elimination of goodwill amortization and other decreases in operating expenses. An estimated incremental $3.0 million of savings is expected to be achieved in 2001 when actions will have been in effect for a full year. Except for the expected pretax savings, these actions are not expected to have a significant effect on the Company's revenue or income.

1998 Strategic Charge

   During the third quarter of 1998, the Company announced strategic initiatives to streamline operations and enhance operating efficiencies in response to the effect of the Asian economic situation on its businesses. These strategic actions included exiting and disposing of 15 retail bowling centers in Asia, Brazil and Europe; rationalizing bowling equipment manufacturing by closing a pinsetter manufacturing plant in China; accelerating the shutdown of a pinsetter manufacturing plant in Germany; exiting the manufacture of electronic scorers and components; closing bowling sales offices in four countries; reducing administrative support; consolidating certain North American manufacturing operations and closing seven domestic distribution warehouses for outdoor recreation products. These projects were substantially completed by the end of 1998. The Company's financial results for 1998 include a $60.0 million ($41.4 million after tax) charge to operating earnings in the Indoor Recreation ($50.8 million) and Outdoor Recreation ($9.2 million) segments to cover exit and asset disposition costs related to these strategic initiatives.

   The benefits from the above actions did not have a material effect on the Company's 1998 financial results. In 1999, the Company achieved pretax savings in line with original expectations of approximately $18 million, with an estimated $2 million incremental increase expected in 2000. The savings are the result of reduced administrative and sales overhead; the elimination of losses from underperforming international bowling centers; more efficient manufacturing and distribution operations achieved both in the Outdoor and Indoor Recreation segments through reduced manufacturing personnel, reduced depreciation expense, reduced lease expense and reductions in operating overhead. Except for the expected pretax savings, the actions taken in the strategic charge have not had a significant effect on the Company's revenue or income.

1997 Strategic Charge

   During the third quarter of 1997, the Company announced strategic initiatives to streamline its operations and improve global manufacturing costs. The initiatives included terminating development efforts on a line of personal watercraft; closing boat plant manufacturing facilities in Ireland and Oklahoma; centralizing European marketing and customer service in the Marine Engine segment; rationalizing manufacturing of bowling equipment including the shutdown of a pinsetter manufacturing plant in Germany and outsourcing the manufacture of certain components in the bowling division; consolidating fishing reel manufacturing; and other actions directed at manufacturing rationalization, product profitability improvements and general and administrative expense efficiencies. These actions were substantially completed at the end of 1998. Included in the Company's financial results in 1997 was a $98.5 million ($63.0 million after tax) charge to operating earnings to cover exit and asset disposition costs related to the strategic initiatives. The charge consisted of $60.6 million recorded in the Marine Engine segment, $14.1 million recorded in the Boat segment, $3.4 million recorded in the Outdoor Recreation segment and $20.4 million recorded in the Indoor Recreation segment.

   The benefits from the above actions did not have a material effect on the Company's 1997 financial results. In 1998 and 1999, the Company achieved pretax savings resulting from the strategic actions in line with the original expectations of approximately $15 million and $20 million, respectively. The annual savings are the result of a decline in administrative and sales overhead achieved through reduced personnel, depreciation expense, lease expense and operating expense; the elimination of losses from the development of the personal watercraft product and underperforming bowling center assets; and from more efficient manufacturing operations achieved through reduced manufacturing personnel, depreciation expense and other manufacturing overhead costs. Except for the expected pretax savings, the actions taken in the strategic charge have not had a significant effect on the Company's revenue or income.

Segment Information

Marine Engine Segment

   The following table sets forth Marine Engine segment results:

                                                   1999       1998      1997
                                                 --------   --------  --------
                                                   (Dollars in millions)
   Net sales.................................... $1,614.8   $1,482.5  $1,410.8
   Percentage increase..........................      8.9%       5.1%      2.4%
   Operating earnings........................... $  126.5   $  222.4  $  124.3
   Percentage increase (decrease)...............    (43.1)%     78.9%    (26.0)%
   Operating margin.............................      7.8%      15.0%      8.8%
   Capital expenditures......................... $   77.1   $   66.4  $   67.7

   The above table includes litigation charges of $116.0 million recorded in 1999 and a $60.6 million strategic charge recorded in 1997. On a pro forma basis, excluding these charges, the Marine Engine segment results for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                                   1999       1998      1997
                                                 --------   --------  --------
                                                   (Dollars in millions)
   Operating earnings........................... $  242.5   $  222.4  $  184.9
   Percentage increase..........................      9.0%      20.3%     10.1%
   Operating margin.............................     15.0%      15.0%     13.1%

   In 1999, Marine Engine segment sales increased 8.9 percent to $1,614.8 million, compared with $1,482.5 million in 1998. This gain primarily reflects strong domestic demand for outboard engines, particularly those complying with new low-emission standards. Sales of sterndrive engines also increased, driven by improved consumer demand, and parts and accessories sales benefited from increased distribution and new products.

   Operating earnings were $126.5 million in 1999, including $116.0 million of litigation settlements, and $222.4 million in 1998. Excluding the 1999 litigation charges, operating earnings in 1999 increased 9.0 percent to $242.5 million and operating margins were 15.0 percent in 1999 and 1998. Operating margin comparisons between periods reflect productivity gains in the engine businesses along with growth in sales of higher-margin marine parts and accessories. These benefits were partially offset by the unfavorable margin differential between low-emission outboards and traditional offerings due to higher initial production costs, increased spending on marketing and product development investments, and softness in global outboard and sterndrive pricing.

   In 1998, sales improved 5.1 percent to $1,482.5 million, up from $1,410.8 million in 1997, as a result of strong consumer demand for new low-emission outboard engines, an improved mix of sterndrive engines and growth in sales of marine parts and accessories.

   Operating earnings for the segment were $222.4 million in 1998, compared with $124.3 million in 1997, including the $60.6 million strategic charge. Excluding the strategic charge in 1997, operating earnings in 1998 increased
20.3 percent to $222.4 million. Operating margins, excluding the strategic charge, increased to 15.0 percent in 1998 from 13.1 percent in 1997. The improvement in operating margins reflects the benefits of cost-management initiatives and actions taken in connection with the 1997 strategic charge, along with sales growth and an improved sales mix. These benefits more than offset the higher costs associated with the introduction of low-emission outboard engines.

Boat Segment

   The following table sets forth Boat segment results:

                                                    1999     1998*      1997
                                                  --------  --------  --------
                                                    (Dollars in millions)
   Net sales..................................... $1,476.6  $1,332.3  $1,227.8
   Percentage increase...........................     10.8%      8.5%      5.9%
   Operating earnings............................ $  120.7  $  112.7  $   70.0
   Percentage increase (decrease)................      7.1%     61.0%    (24.3)%
   Operating margin..............................      8.2%      8.5%      5.7%
   Capital expenditures.......................... $   46.6  $   48.8  $   52.4

   The above table includes a $14.1 million strategic charge recorded in 1997.
On a pro forma basis, excluding this charge, the Boat segment results for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                                    1999     1998*      1997
                                                  --------  --------  --------
                                                    (Dollars in millions)
   Operating earnings............................ $  120.7  $  112.7  $   84.1
   Percentage increase (decrease)................      7.1%     34.0%     (9.1)%
   Operating margin..............................      8.2%      8.5%      6.8%

--------
  * Boat segment operating earnings include income of $15.0 million from a settlement with a boat dealer in 1998.

   In 1999, Boat segment sales increased 10.8 percent to $1,476.6 million, compared with $1,332.3 million in 1998. This improvement is primarily the result of continued strong sales of larger cruisers and yachts resulting from strong consumer demand and new products. These results were achieved while reducing field inventory levels.


   Operating earnings for the Boat segment totaled $120.7 million in 1999 versus $112.7 million in 1998. Segment operating earnings improved 23.5 percent in 1999 from $97.7 million in 1998, excluding a $15.0 million gain recorded in 1998 relating to a settlement with a boat dealer. Operating margins improved to 8.2 percent in 1999 from 7.3 percent in 1998, excluding the settlement. Improvements in these comparisons reflect a reduction in retail price incentives; the aforementioned strong performance in sales of larger, higher-margin cruisers and yachts; and productivity gains resulting from the rationalization of product lines and manufacturing operations.

   In 1998, Boat segment sales increased 8.5 percent to $1,332.3 million, up from $1,227.8 million in 1997, resulting primarily from an improved sales mix of larger cruisers and yachts. These results were achieved while reducing field inventory levels.

   Operating earnings for the Boat segment totaled $112.7 million in 1998 and $70.0 million in 1997. Excluding the $15.0 million settlement in 1998 and the $14.1 million 1997 strategic charge, operating earnings in 1998 increased 16.2 percent from 1997. Operating margins before the settlement and charge rose to
7.3 percent in 1998 from 6.8 percent in 1997 as a result of the improved sales mix of larger, higher-margin cruisers and yachts, which was partially offset by increased marketing spending.

Outdoor Recreation Segment

   The following table sets forth Outdoor Recreation segment results:

                                                       1999      1998     1997
                                                      -------   ------   ------
                                                      (Dollars in millions)
   Net sales......................................... $ 743.4   $711.3   $665.3
   Percentage increase...............................     4.5%     6.9 %   79.7%
   Operating earnings (loss)......................... $(163.4)  $ 38.5   $ 62.6
   Percentage increase (decrease)....................     n/m    (38.5)%   61.8%
   Operating margin..................................   (22.0)%    5.4 %    9.4%
   Capital expenditures.............................. $  31.4   $ 33.3   $ 23.2

--------
n/m = not meaningful

   The above table includes $178.0 million of unusual charges recorded in 1999, a $9.2 million strategic charge recorded in 1998 and a $3.4 million strategic charge recorded in 1997. On a pro forma basis, excluding these charges, the Outdoor Recreation segment results for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                                         1999     1998    1997
                                                        ------   ------   -----
                                                            (Dollars in
                                                             millions)
   Operating earnings.................................. $ 14.6   $ 47.7   $66.0
   Percentage increase (decrease)......................  (69.4)%  (27.7)%  70.5%
   Operating margin....................................    2.0%     6.7%    9.9%

   In 1999, Outdoor Recreation segment sales increased 4.5 percent to $743.4 million, compared with $711.3 million in 1998. The gain reflects the benefits received in the first half of 1999 from increased market share and distribution of Mongoose-branded bicycle products. Additionally, domestic sales of fishing tackle increased, and, due to an extended selling season, sales of cooler products improved. These gains were partially offset by the effects of second-half price reductions in the bicycle business and by lower camping equipment sales, reflecting actions taken in 1999 to reduce the number of products offered, concentrating efforts on higher-margin, differentiated products.

   Operating losses were $163.4 million in 1999 versus operating earnings of $38.5 million in 1998, including unusual charges of $178.0 million in 1999 and $9.2 million in 1998. Excluding the unusual charges, operating earnings decreased 69.4 percent in 1999 to $14.6 million from $47.7 million in 1998, and operating margins decreased 4.7 points to 2.0 percent in 1999. The decline in operating margins is primarily attributable to the aforementioned pricing pressures in the bicycle business and selling products at reduced prices to liquidate inventory in the fishing and camping businesses. Additionally, labor shortages and start-up costs associated with new manufacturing equipment in the cooler business and increased spending in the fishing business to support marketing and information technology investments also adversely affected margins.

   Outdoor Recreation segment sales increased 6.9 percent to $711.3 million in 1998, up from $665.3 million in 1997. The gain primarily reflects higher revenues in the bicycle and ice chest and beverage cooler businesses due to expanded distribution and new products. Offsetting this gain were decreased sales in the fishing tackle and camping equipment businesses caused by weak markets for those products, increased competition from Asian imports and retail inventory reductions. Operating earnings decreased to $38.5 million in 1998 from $62.6 million in 1997. Excluding the strategic charges in 1998 and 1997, operating earnings decreased 27.7 percent to $47.7 million versus $66.0 million in 1997. Operating margins decreased 3.2 points to 6.7 percent, excluding the charges, due to the aforementioned sales volume declines in camping and fishing products, product mix changes and increased advertising spending.

Indoor Recreation Segment

   The following table sets forth Indoor Recreation segment results:

                                                         1999    1998     1997
                                                        ------  ------   ------
                                                            (Dollars in
                                                             millions)
   Net sales........................................... $733.4  $682.5   $607.8
   Percentage increase.................................    7.5%   12.3 %   19.8%
   Operating earnings.................................. $ 73.9  $  3.8   $ 54.1
   Percentage increase (decrease)......................    n/m   (93.0)%   14.1%
   Operating margin....................................   10.1%    0.6 %    8.9%
   Capital expenditures................................ $ 41.9  $ 47.9   $ 39.2

--------
n/m = not meaningful

   The above table includes a $50.8 million strategic charge recorded in 1998 and a $20.4 million strategic charge recorded in 1997. On a pro forma basis, excluding these charges, the Indoor Recreation segment results for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                                          1999    1998    1997
                                                          -----  ------   -----
                                                             (Dollars in
                                                              millions)
   Operating earnings.................................... $73.9  $ 54.6   $74.5
   Percentage increase (decrease)........................  35.3%  (26.7)%  57.2%
   Operating margin......................................  10.1%    8.0%   12.3%

   Sales for the Indoor Recreation segment increased 7.5 percent to $733.4 million in 1999, compared with $682.5 million in 1998. The sales gain was primarily driven by double-digit growth in fitness equipment revenues due to increased sales to health clubs in the United States, strong growth in the United Kingdom and new product introductions. Also contributing were increased North American bowling center revenues and increased sales of bowling equipment and supplies.

   The Indoor Recreation segment reported operating earnings of $73.9 million in 1999, compared with $3.8 million in 1998. Excluding the strategic charge mentioned above, operating earnings increased 35.3 percent in 1999 to $73.9 million from $54.6 million in 1998. Operating margins increased to 10.1 percent in 1999 from 8.0 percent in 1998, excluding the strategic charge. These improvements reflect the benefits in the bowling business from strategic actions taken in 1998 to address the effect of the Asian economic situation on bowling equipment sales, which offset the effects of increased investment in the fitness equipment business for new product development and marketing activities.

   Indoor Recreation segment sales increased 12.3 percent to $682.5 million in 1998 from $607.8 million in 1997. This gain primarily reflects $118.3 million of incremental sales contributed by the fitness equipment acquisitions, along with sales gains in the fitness equipment business due to increased sales to health clubs, strong growth in the European markets and expanded sales in the military, hospital and school channels. Partially offsetting these gains was a significant decline in bowling capital equipment sales resulting from the Asian economic situation.

   Operating earnings in 1998 were $3.8 million, compared with $54.1 million in 1997. Excluding the strategic charges in 1998 and 1997, operating earnings decreased 26.7 percent to $54.6 million from $74.5 million in 1997. Operating margins, excluding the strategic charges, declined to 8.0 percent in 1998 from
12.3 percent in 1997. The decline in operating earnings is primarily related to the decrease in bowling capital equipment sales resulting from the effects of the Asian economic situation and was partially offset by earnings gains in the fitness equipment business.

Cash Flow, Liquidity and Capital Resources

   Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

   Cash and cash equivalents totaled $100.8 million at the end of 1999, compared with $126.1 million in 1998.

   Net cash provided by operating activities totaled $299.2 million in 1999, compared with $429.0 million in 1998 and $261.7 million in 1997. Cash from operating activities in 1999 includes $57.6 million of cash paid in connection with litigation settlements that are discussed in Legal Proceedings below. The tax benefits relating to these payments will be realized in 2000. Cash from operating activities in 1998 benefited from tax deductions resulting from strategic actions taken in 1997. The amount for 1998 also includes $40.1 million of one-time benefits resulting from a settlement with a boat dealer, the favorable settlement of a lawsuit related to the divested Technical segment and a dividend from an equity investment.

   The Company invested $198.1 million, $198.0 million and $190.5 million in capital expenditures in 1999, 1998 and 1997, respectively. A majority of these expenditures were made for continued investments to achieve improved production efficiencies and product quality, introduce new products and expand existing product lines. In addition, included in these totals for 1999, 1998 and 1997 were $22.0 million, $41.6 million and $18.0 million, respectively, related to company-wide systems upgrade projects. In 1999, the Company invested $11.4 million to acquire Pinpoint (9/99), a manufacturer of integrated electric trolling motor and depth-finder systems, and two small international boat companies. In 1998, the Company invested $32.8 million to acquire 12 bowling centers and ParaBody fitness equipment (1/98). The Company invested $515.4 million in 1997 to acquire various businesses, including Igloo ice chests and beverage coolers (1/97), Mongoose bicycles (4/97), Hoppe's shooting sports accessories (3/97), Life Fitness (7/97) and Hammer Strength (11/97) fitness equipment and DBA Products bowling lane supplies (11/97). The Company anticipates spending approximately $235.0 million for capital expenditures in 2000. In addition to necessary maintenance spending, the Company will focus on investments in new products and improved productivity. Management will also evaluate acquisition opportunities to complement the Company's active recreation businesses.

   Total debt at year end 1999 was $730.2 million versus $805.5 million at the end of 1998, primarily reflecting decreases in short-term commercial paper borrowings. Debt-to-capitalization ratios were 36.0 percent at December 31, 1999, and 38.1 percent at December 31, 1998.

   During the fourth quarter of 1998, the Company completed a seven-million-share repurchase program for $127.7 million. The Company also has a program to repurchase systematically up to five million shares of its common stock to offset shares the Company expects to issue under its stock option and other compensation plans. Under this program, the Company repurchased 0.8 million,
1.2 million and 0.3 million shares for $18.3 million, $32.2 million and $8.4 million in 1999, 1998 and 1997, respectively. A total of 2.7 million additional shares may be repurchased under this program. In addition, on February 8, 2000, the Company announced a program to repurchase $100 million of the Company's common stock. The common stock will be acquired from time to time in the open market or through privately negotiated transactions. The Company anticipates continuing to buy shares under these programs in 2000. These repurchases will be funded with cash generated from operations and short-term borrowings, as required.

   The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company had $95.0 million in outstanding commercial paper at December 31, 1999, with additional borrowing capacity of $305.0 million under the Company's $400.0 million long-term credit agreement with a group of banks (see Note 9 to Consolidated Financial Statements). Under the terms of the long-term credit agreement, the Company has multiple borrowing options, and, if utilized, the borrowing rate, as calculated in accordance with the terms described in Note 9 to Consolidated Financial Statements, would have been 6.02 percent at December 31, 1999. The Company also has $150.0 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. Management believes that these factors provide adequate sources of liquidity to meet its short-term and long-term needs.

   Refer to Note 6 to Consolidated Financial Statements and the Legal Proceedings section below for disclosure of the potential cash requirements of legal and environmental proceedings. On October 27, 1999, the United States Tax Court issued a ruling that upheld an Internal Revenue Service (IRS) determination that resulted in an increase in the short-term capital gains and income distributions from two partnership investments for 1990 and 1991. This decision increases the Company's tax liability relating to those years by approximately $60.0 million, plus accrued interest, but will not have an unfavorable effect on the Company's results of operations. The Company is awaiting a final determination from the IRS and is evaluating whether to appeal this decision.

Legal Proceedings

   In June 1998, an adverse verdict was reached in a lawsuit brought by a buying group of boat-builder customers who purchased the Company's sterndrive and inboard marine engines and whose purchases represented less than one-fifth of all direct sales of sterndrive and inboard engines to boat builders during the damage period relevant to that action. That verdict and resulting damage judgment of $133.2 million, after trebling, has been appealed, and the Company is awaiting a ruling from the appeals court. While there can be no assurance, the Company believes it is likely to prevail on appeal and obtain either a new trial or judgment in its favor.

   Following the verdict, six additional suits were filed, including five class-action lawsuits, seeking to rely on the allegations and findings of that verdict. The Company has reached agreements to settle or dismiss these additional lawsuits. As a result, the Company recorded charges to operating earnings of $116.0 million ($71.5 million after tax, or $0.77 per diluted share) in 1999. Payments totaling $57.6 million related to the settled lawsuits were made in 1999, with the remainder expected to occur through 2001. In addition, as part of the settlement with a competing seller of sterndrive marine engines, the Company has entered into a long-term supply agreement to purchase diesel sterndrive and inboard engines from the competitor for use in certain models of boats manufactured by the Company. Also, as a part of the agreement with a subset of one of the classes, additional payments may be required based on the final resolution of the boat-builder suit. Two of the class-action settlements are subject to approval by the courts.

   While there can be no assurance, the Company believes it is likely to prevail on the Concord appeal and obtain either a new trial or judgment in its favor. In addition, the Company is unable to predict the outcome of the Concord case, and accordingly, no expense for this case has been recorded. If the Concord judgment is sustained after all appeals, however, the additional amounts the Company would be required to pay to conclude all of the lawsuits described above would total, as of the date of the filing of this 1999 Annual Report on Form 10-K, approximately $262.0 million.

Engine Emission Regulations

   U.S. Environmental Protection Agency (EPA) regulations finalized in 1996 require that certain exhaust emissions from gasoline marine outboard engines be reduced by 8.3 percent per year for nine years beginning with the 1998 model year. The Company has implemented a plan that meets the EPA compliance schedule. It includes both modifying automotive fuel-injection technology for marine use and substituting certain two-cycle engines with four-cycle engines. Both of these technologies yield emission reductions on the order of 80 percent or better. The Company expects the amount of low-emission engine sales as a percentage of total Marine Engine segment sales to continue to increase. Costs associated with the introduction of low-emission engines will continue to have an adverse effect on Marine Engine segment operating margins.

   More recently, the California Air Resources Board (CARB) voted to adopt regulations more stringent than the EPA regulations. These regulations will bring forward the EPA targeted emissions reductions from 2006 to 2001. This affects new engines sold in California beginning with the model year 2001, with further emission reductions scheduled in 2004 and 2008. The Company believes that its current implementation plan designed to meet the EPA exhaust emissions regulations will allow the Company to comply with the more stringent regulations as currently proposed by CARB. Product-development costs, however, are likely to be accelerated, which may adversely affect short-term results.

Year 2000

   During 1999, the Company concluded its efforts to address the Year 2000 issue. The Year 2000 issue involves the inability of date-sensitive computer applications to process dates beyond the year 2000. The Company's preparation focused on identifying and mitigating risks involving the Company's internal systems, products and supplier readiness. The Company also prepared contingency plans in the event of Year 2000-related failures.

   The Company addressed the Year 2000 issue involving its internal systems through a combination of replacement and remediation projects. Costs associated with the replacement of non-Year 2000 ready systems were included in capital expenditures as part of the company-wide systems upgrade projects. Additional costs associated with preparing for the Year 2000, including remediation projects, totaled approximately $18.0 million, of which approximately 45 percent was incurred in 1999. These costs were expensed as incurred. The Company does not anticipate any additional material expenditures as a result of Year 2000 issues.

   The Company has not experienced any significant disruption or changes in its operations as a result of the Year 2000 issue. Additionally, the Company is not aware of any significant issues that have arisen as a result of product or supplier Year 2000-related failures. As there can be no assurance that the Company's efforts to achieve Year 2000 readiness have been successful, or that critical suppliers and customers will not experience Year 2000-related failures in the future, the Company will continue to monitor its exposure to Year 2000 issues and will leave its contingency plans in place in the event that any significant Year 2000 issues arise.

New Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 is effective for all fiscal quarters of all fiscal years beginning June 15, 2000 (March 31, 2001, for the Company). The Company is assessing the effect of SFAS 137 and currently believes it will not have a material effect on its results of operations or financial position.

Euro Conversion

   The Company has and will continue to evaluate the effects on its operations of the European Economic Monetary Union conversion to the Euro. The costs to prepare for this conversion, including the costs to adapt information systems, are not expected to be material to the Company's results of operations, financial position or cash flows. The Company does not currently expect the introduction and use of the Euro to have a material effect on its foreign exchange and hedging activities, or on its use of derivative financial instruments. While the Company does not expect the Euro conversion to have a material effect on its operations, some uncertainty exists as to the effect that the conversion to the Euro, and the accompanying economic policies, will have on the economies of the member countries. Accordingly, the effect on the Company's operations cannot be predicted with certainty.

Forward Looking Statements

   Certain statements in this Annual Report are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Report. These risks include, but are not limited to, further price deterioration in bicycles; the ability to successfully transition bicycle production to Asian sources; the ability to liquidate inventory and cease bicycle manufacturing operations within the time, cost and manner estimated; imports from Asia and competition from Asian competitors; the dependence of the Outdoor Recreation segment on mass merchants; adverse weather conditions retarding sales of outdoor recreation products; inventory adjustments by major retailers; competitive pricing pressures; the success of marketing and cost-management programs; the outcome of pending or potential litigation; adverse domestic or foreign economic conditions; the Company's ability to develop and produce new products; new and competing technology; and shifts in market demand for the Company's products.

Risk Management

   The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company's management. The Company does not use financial instruments for trading or speculative purposes.

   The Company uses foreign currency forward and option contracts to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. The Company's principal currency exposures relate to the Taiwanese dollar, Canadian dollar, Japanese yen, European currencies and the Australian dollar. Hedging of an asset or liability is accomplished through the use of financial instruments as the gain or loss on the hedging instrument offsets the gain or loss on the asset or liability. Hedging of anticipated transactions is accomplished with financial instruments as the realized gain or loss occurs on or near the maturity date of the anticipated transaction.

   The Company uses interest rate swap agreements to mitigate the effect of changes in interest rates on the Company's investments and borrowings. The Company's net exposure to interest rate risk primarily consists of fixed-rate instruments. Interest rate risk management is accomplished through the use of interest rate swaps and floating-rate instruments that are benchmarked to U.S. and European short-term money market interest rates.

   Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements to manage fluctuations in prices of anticipated purchases of certain raw materials.

   The Company uses a value-at-risk (VAR) computation to estimate the maximum potential one-day reduction in the fair market value of its interest rate-sensitive financial instruments and to estimate the maximum one-day reduction in pretax earnings related to its foreign currency, interest rate and commodity price-sensitive derivative financial instruments. The VAR computation includes the Company's debt, foreign currency forwards and options, interest rate swap agreements and commodity swap agreements.

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

                                                       Amount
                                                         in     Time  Confidence
   Risk Category                                      Millions Period   Level
   -------------                                      -------- ------ ----------
   Foreign exchange..................................   $0.1   1 day      95%
   Interest rates....................................   $5.1   1 day      95%
   Commodity prices..................................   $0.6   1 day      95%

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

                             BRUNSWICK CORPORATION

            REPORT OF MANAGEMENT AND INDEPENDENT PUBLIC ACCOUNTANTS

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

/s/ Peter N. Larson                  /s/ Victoria J. Reich
Peter N. Larson                      Victoria J. Reich
Chairman and Chief Executive Officer Senior Vice President and Chief Financial
                                     Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brunswick Corporation:

   We have audited the accompanying consolidated balance sheets of Brunswick Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

                                     /s/ Arthur Andersen LLP

Chicago, Illinois
January 24, 2000

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                             BRUNSWICK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     For the Years Ended
                                                         December 31
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                   (In millions, except per
                                                         share data)
Net sales........................................ $4,283.8  $3,945.2  $3,657.4
Cost of sales....................................  3,122.4   2,859.1   2,622.4
Cost of sales--strategic charges.................     27.0       --       15.6
Selling, general and administrative expense......    662.7     598.4     576.3
Research and development expense.................     93.4      87.5      89.4
Asset write-down and strategic charges...........    151.0      60.0      82.9
Litigation charges...............................    116.0       --        --
                                                  --------  --------  --------
    Operating earnings...........................    111.3     340.2     270.8
                                                  --------  --------  --------
Interest expense.................................    (61.0)    (62.7)    (51.3)
Other income.....................................      4.7       6.3      16.7
                                                  --------  --------  --------
    Earnings before income taxes.................     55.0     283.8     236.2
Income tax provision.............................    (17.1)   (105.2)    (85.0)
                                                  --------  --------  --------
    Earnings from continuing operations..........     37.9     178.6     151.2
Cumulative effect of change in accounting
 principle.......................................      --        --       (0.7)
Gain from discontinued operations................      --        7.7       --
                                                  --------  --------  --------
    Net earnings................................. $   37.9  $  186.3  $  150.5
                                                  ========  ========  ========
Basic earnings per common share
  Earnings from continuing operations............ $   0.41  $   1.82  $   1.52
  Cumulative effect of change in accounting
   principle.....................................      --        --      (0.01)
  Gain from discontinued operations..............      --       0.08       --
                                                  --------  --------  --------
    Net earnings................................. $   0.41  $   1.90  $   1.52
                                                  ========  ========  ========
Average shares used for computation of basic
 earnings per share..............................     92.0      98.3      99.2
Diluted earnings per common share
  Earnings from continuing operations............ $   0.41  $   1.80  $   1.51
  Cumulative effect of change in accounting
   principle.....................................      --        --      (0.01)
  Gain from discontinued operations..............      --       0.08       --
                                                  --------  --------  --------
    Net earnings................................. $   0.41  $   1.88  $   1.50
                                                  ========  ========  ========
Average shares used for computation of diluted
 earnings per share..............................     92.6      99.0     100.3


  The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         As of December 31
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                       (Dollars in millions,
                                                      except per share data)
Current assets
Cash and cash equivalents, at cost, which
 approximates market................................. $     100.8  $     126.1
Accounts and notes receivable, less allowances of
 $27.2 and $22.5.....................................       515.7        420.8
Inventories..........................................
  Finished goods.....................................       350.3        383.6
  Work-in-process....................................       148.0        141.3
  Raw materials......................................       125.0        120.6
                                                      -----------  -----------
    Net inventories..................................       623.3        645.5
                                                      -----------  -----------
Prepaid income taxes.................................       257.2        208.7
Prepaid expenses.....................................        56.1         53.3
Income tax refunds receivable........................        25.1          --
                                                      -----------  -----------
      Current assets.................................     1,578.2      1,454.4
                                                      -----------  -----------
Property
  Land...............................................        73.5         72.0
  Buildings..........................................       403.1        412.0
  Equipment..........................................     1,036.2        950.9
                                                      -----------  -----------
    Total land, buildings and equipment..............     1,512.8      1,434.9
  Accumulated depreciation...........................      (762.2)      (699.0)
                                                      -----------  -----------
    Net land, buildings and equipment................       750.6        735.9
  Unamortized product tooling costs..................       131.2        109.2
                                                      -----------  -----------
      Net property...................................       881.8        845.1
                                                      -----------  -----------
Other assets
  Goodwill...........................................       569.6        718.9
  Other intangibles..................................        88.8        101.6
  Investments........................................        65.9         71.2
  Other long-term assets.............................       170.5        160.3
                                                      -----------  -----------
    Other assets.....................................       894.8      1,052.0
                                                      -----------  -----------
      Total assets................................... $   3,354.8  $   3,351.5
                                                      ===========  ===========


  The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         As of December 31
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                       (Dollars in millions,
                                                      except per share data)
Current liabilities
Short-term debt, including current maturities of
 long-term debt...................................... $     107.7  $     170.1
Accounts payable.....................................       310.7        286.1
Accrued expenses.....................................       670.0        574.6
Accrued income taxes.................................         --           5.6
                                                      -----------  -----------
    Current liabilities..............................     1,088.4      1,036.4
                                                      -----------  -----------
Long-term debt
  Notes, mortgages and debentures....................       622.5        635.4
                                                      -----------  -----------
Deferred items
  Income taxes.......................................       131.9        165.1
  Postretirement and postemployment benefits.........       141.7        141.1
  Compensation and other.............................        70.1         62.2
                                                      -----------  -----------
    Deferred items...................................       343.7        368.4
                                                      -----------  -----------
Common shareholders' equity
Common stock; authorized: 200,000,000 shares, $.75
 par value; issued: 102,538,000 shares...............        76.9         76.9
Additional paid-in capital...........................       314.3        311.5
Retained earnings....................................     1,181.5      1,189.5
Treasury stock, at cost: 10,727,000 shares and
 10,669,000 shares...................................      (214.0)      (204.7)
Unamortized ESOP expense and other...................       (49.3)       (56.1)
Accumulated other comprehensive income...............        (9.2)        (5.8)
                                                      -----------  -----------
    Common shareholders' equity......................     1,300.2      1,311.3
                                                      -----------  -----------
      Total liabilities and shareholders' equity..... $   3,354.8  $   3,351.5
                                                      ===========  ===========


  The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                            December 31
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
                                                           (In millions)
Cash flows from operating activities
Net earnings........................................  $  37.9  $ 186.3  $ 150.5
Depreciation and amortization.......................    165.6    159.7    156.9
Changes in noncash current assets and current
 liabilities:
  Change in accounts and notes receivable...........    (95.0)    18.4    (57.1)
  Change in inventories.............................     (1.0)   (77.9)   (55.6)
  Change in prepaid expenses........................     (2.8)    (7.1)   (11.9)
  Change in accounts payable........................     23.2     31.2     25.9
  Change in accrued expenses........................     29.8    (41.3)   (40.9)
Income taxes........................................    (98.8)    59.4     (1.5)
Dividends received from equity investments..........      2.2     19.0      6.3
Litigation charges net of cash payments.............     58.4      --       --
Asset write-down and strategic charges..............    178.0     60.0     98.5
Other, net..........................................      1.7     21.3     (9.4)
                                                      -------  -------  -------
    Net cash provided by operating activities.......    299.2    429.0    261.7
                                                      -------  -------  -------
Cash flows from investing activities
Acquisitions of businesses..........................    (11.4)   (32.8)  (515.4)
Unrestricted cash held for acquisition of Igloo.....      --       --     143.0
Capital expenditures................................   (198.1)  (198.0)  (190.5)
Investments in marketable securities................      --       --       3.6
Other, net..........................................     15.4     (6.7)    (3.2)
                                                      -------  -------  -------
    Net cash used for investing activities..........   (194.1)  (237.5)  (562.5)
                                                      -------  -------  -------
Cash flows from financing activities
Net issuances (retirements) of short-term commercial
 paper and other short-term debt....................    (59.7)    62.1     94.9
Net proceeds from issuances of long-term debt.......      --       --     198.6
Payments of long-term debt..........................    (15.6)   (11.4)  (107.4)
Cash dividends paid.................................    (45.9)   (49.0)   (49.6)
Stock repurchases...................................    (18.3)  (159.9)    (8.4)
Stock options exercised.............................      9.1      7.2     19.8
                                                      -------  -------  -------
    Net cash provided by (used for) financing
     activities.....................................   (130.4)  (151.0)   147.9
                                                      -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................    (25.3)    40.5   (152.9)
Cash and cash equivalents at beginning of year......    126.1     85.6    238.5
                                                      -------  -------  -------
Cash and cash equivalents at end of year............  $ 100.8  $ 126.1  $  85.6
                                                      -------  -------  -------
Supplemental cash flow disclosures
Interest paid.......................................  $  57.7  $  59.0  $  44.9
Income taxes paid, net..............................    115.9     50.6     86.6
Treasury stock issued for compensation plans and
 other..............................................     18.1     17.1     30.6

  The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                Unamortized  Accumulated
                                 Additional                        ESOP         other
                          Common  paid-in   Retained  Treasury    expense   comprehensive
                          stock   capital   earnings   stock     and other     income      Total
                          ------ ---------- --------  --------  ----------- ------------- --------
                                           (In millions, except per share data)
Balance, December 31,
 1996...................  $76.9    $302.0   $  951.3  $ (75.4)    $(68.3)       $11.2     $1,197.7
                          -----    ------   --------  -------     ------        -----     --------
Comprehensive income
 Net earnings...........    --        --       150.5      --         --           --         150.5
 Currency translation
  adjustments...........    --        --         --       --         --         (11.1)       (11.1)
 Other comprehensive
  income................    --        --         --       --         --          (0.3)        (0.3)
                          -----    ------   --------  -------     ------        -----     --------
 Total comprehensive
  income--1997..........    --        --       150.5      --         --         (11.4)       139.1
Dividends ($.50 per
 common share)..........    --        --       (49.6)     --         --           --         (49.6)
Compensation plans and
 other..................    --        6.2        --      24.8       (1.2)         --          29.8
Deferred compensation--
 ESOP...................    --        --         --       --         6.4          --           6.4
Stock repurchased.......    --        --         --      (8.4)       --           --          (8.4)
                          -----    ------   --------  -------     ------        -----     --------
Balance, December 31,
 1997...................  $76.9    $308.2   $1,052.2  $ (59.0)    $(63.1)       $(0.2)    $1,315.0
                          -----    ------   --------  -------     ------        -----     --------
Comprehensive income
 Net earnings...........    --        --       186.3      --         --           --         186.3
 Currency translation
  adjustments...........    --        --         --       --         --          (1.1)        (1.1)
 Other comprehensive
  income................    --        --         --       --         --          (4.5)        (4.5)
                          -----    ------   --------  -------     ------        -----     --------
 Total comprehensive
  income--1998..........    --        --       186.3      --         --          (5.6)       180.7
Stock repurchased.......    --        --         --    (159.9)       --           --        (159.9)
Dividends ($.50 per
 common share)..........    --        --       (49.0)     --         --           --         (49.0)
Compensation plans and
 other..................    --        3.3        --      14.2        0.1          --          17.6
Deferred compensation--
 ESOP...................    --        --         --       --         6.9          --           6.9
                          -----    ------   --------  -------     ------        -----     --------
Balance, December 31,
 1998...................  $76.9    $311.5   $1,189.5  $(204.7)    $(56.1)       $(5.8)    $1,311.3
                          -----    ------   --------  -------     ------        -----     --------
Comprehensive income
 Net earnings...........    --        --        37.9      --         --           --          37.9
 Currency translation
  adjustments...........    --        --         --       --         --          (5.7)        (5.7)
 Other comprehensive
  income................    --        --         --       --         --           2.3          2.3
                          -----    ------   --------  -------     ------        -----     --------
 Total comprehensive
  income--1999..........    --        --        37.9      --         --          (3.4)        34.5
Stock repurchased.......    --        --         --     (18.3)       --           --         (18.3)
Dividends ($.50 per
 common share)..........    --        --       (45.9)     --         --           --         (45.9)
Compensation plans and
 other..................    --        2.8        --       9.0       (0.6)         --          11.2
Deferred compensation--
 ESOP...................    --        --         --       --         7.4          --           7.4
                          -----    ------   --------  -------     ------        -----     --------
Balance, December 31,
 1999...................  $76.9    $314.3   $1,181.5  $(214.0)    $(49.3)       $(9.2)    $1,300.2
                          =====    ======   ========  =======     ======        =====     ========


  The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

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

   Use of estimates in the financial statements. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

   Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   Inventories. Approximately 63 percent of the Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market (replacement cost or net realizable value). Inventories valued at last-in, first-out (LIFO) cost were $80.8 million and $79.1 million lower than the FIFO cost of inventories at December 31, 1999 and 1998, respectively. Inventory cost includes material, labor and manufacturing overhead.

   Property. Property, including major improvements and product tooling costs, is recorded at cost. Maintenance and repair costs are charged against results of operations as incurred. Depreciation is charged against results of operations over the estimated service lives of the related assets, principally using the straight-line method.

   Software development costs. The Company expenses all software development and implementation costs incurred until the Company has determined that the software will result in probable future economic benefit and management has committed to funding the project. Once this is determined, external direct cost of material and services, payroll-related costs of employees working on the project and related interest costs incurred during the application development stage are capitalized. These capitalized costs are amortized over their estimated useful lives for periods of up to seven years, beginning when the system is placed in service. Training costs and costs to re-engineer business processes are expensed as incurred.

   Intangibles. The excess of cost over net assets of businesses acquired is recorded as goodwill and amortized using the straight-line method over its estimated useful life, principally 40 years. Accumulated amortization was $233.9 million and $79.9 million at December 31, 1999 and 1998, respectively. The December 31, 1999 amount includes a write-off of impaired goodwill of $133.6 million in the Outdoor Recreation segment (see Note 4 for additional information). The costs of other intangible assets are amortized over their expected useful lives using the straight-line method. Accumulated amortization was $338.7 million and $326.2 million at December 31, 1999 and 1998, respectively.

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

   Other long-term assets. Other long-term assets include pension assets and long-term notes receivable. Long-term notes receivable include cash advances made to customers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured notes receivable that are reduced as purchases of qualifying products are made. Amounts outstanding related to these arrangements as of December 31, 1999 and 1998, totaled $70.0 million and $66.1 million, respectively. One customer and its owner comprised 67 percent and 77 percent of these amounts as of December 31, 1999 and 1998, respectively.

                             BRUNSWICK CORPORATION

   Advertising costs. The costs of advertising are expensed in the year in which the advertising first takes place.

   Revenue recognition. Revenue from product sales is recognized in accordance with terms of sale, primarily upon shipment to customers. Provisions for discounts and rebates to customers, warranties, returns and other adjustments are provided for in the same period the related sales are recorded.

   Comprehensive income. Accumulated other comprehensive income includes currency translation adjustments, unrealized gains and losses on investments and minimum pension liability adjustments.

   Change in accounting principle. In 1997, the Company adopted the consensus reached in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 97-13, requiring that the cost of business process re-engineering associated with internal-use software development activities be expensed as incurred. The remaining unamortized portion of previously capitalized costs for these activities of $1.1 million ($0.7 million after tax) was written off and reported as a cumulative effect of a change in accounting principle in 1997.

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

   The Company has terminated financial instruments in the past as a result of a change in the volume or characteristics of the transaction being hedged. If, subsequent to entering into a forward contract, the underlying transaction is no longer likely to occur, the Company may terminate the forward contract and any gain or loss on the terminated contract is included in net earnings. Gains and losses on commodity swaps that are terminated prior to the execution of the inventory purchase are recorded in inventory until the inventory is sold. Gains and losses on terminated interest rate swap agreements are recognized or deferred, as appropriate.

2. Earnings per Common Share

   There is no difference in the earnings used to compute the Company's basic and diluted earnings per share. The difference in the average shares of common stock outstanding used to compute basic and diluted earnings per share is caused by potential common stock relating to employee compensation plans. The average number of shares of potential common stock was 0.6 million, 0.7 million and 1.1 million in 1999, 1998 and 1997, respectively.

3. Segment Information

   The Company is a multinational marketer and manufacturer of branded consumer products designed for outdoor and indoor active recreation participants, primarily in pleasure boating, marine engines, fitness equipment, fishing, camping, bowling, billiards and biking. The Company reports in four operating segments: Marine Engine, Boat, Outdoor Recreation and Indoor Recreation.

   The Marine Engine segment markets and manufactures outboard, sterndrive and inboard engines, and marine parts and accessories, which are sold directly to boat builders or through dealers worldwide. The segment

                             BRUNSWICK CORPORATION
also manufactures and distributes boats in certain international markets. The Company's engine manufacturing plants are located primarily in the United States, and sales are primarily in the United States.

   The Boat segment markets and manufactures a complete line of pleasure boats including runabouts, cruisers, yachts, high-performance boats and offshore fishing boats, which are marketed through dealers. The segment's boat plants are located in the United States, and sales are primarily in the United States. Sales to one dealer, with multiple locations, comprised more than 10 percent of Boat segment sales in 1999.

   Within the Outdoor Recreation segment, the Company markets and manufactures fishing products, including fishing reels and reel/rod combinations, trolling motors and other fishing accessories; camping products, including tents, sleeping bags, backpacks, cookware and other accessories; a complete line of ice chests, beverage coolers and thermoelectric products; bicycles; and shooting sports accessories. These products are either manufactured in plants throughout the United States or sourced from or manufactured in foreign locations. The segment's products are predominantly sold in the United States and are distributed primarily through mass merchants, sporting goods stores and specialty retailers. Sales to one mass merchant customer comprised a substantial portion of the segment's sales in 1999, 1998 and 1997.

   Within the Indoor Recreation segment, the Company markets and manufactures fitness equipment including treadmills, cross-training equipment, stationary bikes and weight-training equipment; bowling capital equipment, including lanes, pinsetters, and automatic scorers; bowling balls and other accessories; and billiards tables and accessories; and operates bowling and family entertainment centers. These products are primarily manufactured in plants throughout the United States and, in some cases, sourced from or manufactured in foreign locations. Fitness equipment is sold primarily in the United States and Europe to health clubs, military, government, corporate and university facilities and high-end consumer markets. Bowling balls and billiards equipment are predominantly sold in the United States and are distributed primarily through mass merchants, sporting good stores and specialty shops. Bowling capital equipment is sold through a direct sales force into the United States and foreign markets, primarily Europe and Asia.

   Information as to the operations of the Company's four operating segments is set forth below:

Operating Segments

                                                                                    Assets of Continuing
                              Sales to Customers         Operating Earnings              Operations
                          ----------------------------  -----------------------  --------------------------
                            1999      1998      1997     1999     1998    1997     1999     1998     1997
                          --------  --------  --------  -------  ------  ------  -------- -------- --------
                                                         (In millions)
Marine Engine...........  $1,614.8  $1,482.5  $1,410.8  $ 126.5  $222.4  $124.3  $  725.0 $  669.0 $  628.0
Boat....................   1,476.6   1,332.3   1,227.8    120.7   112.7    70.0     594.1    567.4    579.1
Marine eliminations.....    (283.5)   (262.4)   (251.8)     --      --      --        --       --       --
                          --------  --------  --------  -------  ------  ------  -------- -------- --------
 Total Marine...........   2,807.9   2,552.4   2,386.8    247.2   335.1   194.3   1,319.1  1,236.4  1,207.1
Outdoor Recreation......     743.4     711.3     665.3   (163.4)   38.5    62.6     669.4    850.8    794.7
Indoor Recreation            733.4     682.5     607.8     73.9     3.8    54.1     821.2    759.9    726.1
Corporate/other.........      (0.9)     (1.0)     (2.5)   (46.4)  (37.2)  (40.2)    545.1    504.4    513.5
                          --------  --------  --------  -------  ------  ------  -------- -------- --------
 Total..................  $4,283.8  $3,945.2  $3,657.4  $ 111.3  $340.2  $270.8  $3,354.8 $3,351.5 $3,241.4
                          ========  ========  ========  =======  ======  ======  ======== ======== ========
                                                          Depreciation and              Research and
                             Capital Expenditures           Amortization            Development Expense
                          ----------------------------  -----------------------  --------------------------
                            1999      1998      1997     1999     1998    1997     1999     1998     1997
                          --------  --------  --------  -------  ------  ------  -------- -------- --------
                                                         (In millions)
Marine Engine...........  $   77.1  $   66.4  $   67.7  $  51.5  $ 49.8  $ 50.4  $   53.3 $   49.7 $   59.6
Boat....................      46.6      48.8      52.4     49.3    46.1    52.1      17.7     17.6     15.3
Outdoor Recreation......      31.4      33.3      23.2     24.2    24.3    24.2       3.7      3.6      3.3
Indoor Recreation.......      41.9      47.9      39.2     39.0    38.0    27.8      18.7     16.6     11.2
Corporate...............       1.1       1.6       8.0      1.6     1.5     2.4       --       --       --
                          --------  --------  --------  -------  ------  ------  -------- -------- --------
 Total..................  $  198.1  $  198.0  $  190.5  $ 165.6  $159.7  $156.9  $   93.4 $   87.5 $   89.4
                          ========  ========  ========  =======  ======  ======  ======== ======== ========

                             BRUNSWICK CORPORATION

Geographic Segments

                                                         Assets of Continuing
                               Sales to Customers             Operations
                           -------------------------- --------------------------
                             1999     1998     1997     1999     1998     1997
                           -------- -------- -------- -------- -------- --------
                                               (In millions)
United States............  $3,452.8 $3,138.4 $2,794.3 $2,515.8 $2,562.5 $2,456.7
Foreign..................     831.0    806.8    863.1    293.9    284.6    271.2
Corporate................       --       --       --     545.1    504.4    513.5
                           -------- -------- -------- -------- -------- --------
 Total...................  $4,283.8 $3,945.2 $3,657.4 $3,354.8 $3,351.5 $3,241.4
                           ======== ======== ======== ======== ======== ========

   The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, other expenses and income of a non-operating nature, and provisions for income taxes. Corporate assets consist primarily of prepaid income taxes, cash and marketable securities, pension assets and investments in unconsolidated affiliates.

   Outdoor Recreation segment operating earnings include asset write-down and strategic charges of $178.0 million, and Marine Engine segment operating earnings include litigation charges of $116.0 million in 1999. The 1998 Boat segment operating earnings include a $15.0 million gain from a settlement with a boat dealer. The 1998 operating earnings of the Outdoor Recreation and Indoor Recreation segments include strategic charges of $9.2 million and $50.8 million, respectively. The 1997 operating earnings include strategic charge amounts of $60.6 million in Marine Engine, $14.1 million in Boat, $3.4 million in Outdoor Recreation and $20.4 million in Indoor Recreation.

4. Asset Write-Down and Strategic Charges

   Despite the Company's successful initiatives to expand distribution and reduce costs in its bicycle business, the profitability of the business eroded as competition from Asian imports substantially reduced market pricing for bicycles. While the price competition affected virtually all bicycles, the effects were extremely pronounced at the opening price points. Consequently, in the fourth quarter of 1999, the Company determined that the goodwill associated with this business was impaired. Additionally, to further reduce costs, the Company committed to plans to exit manufacturing, reduce warehouse capacity and administrative expenses and rationalize product offerings. As a result of these actions, the Company recorded $178.0 million of charges in the Outdoor Recreation segment in the fourth quarter of 1999. These charges included the write-off of goodwill of $133.6 million, inventory write-downs of $27.0 million and $10.5 million of fixed asset write-downs, along with other incremental costs associated with the actions of $6.9 million. Other costs estimated at $7.0 million for severance and other incremental costs are expected to be incurred in the first quarter of 2000.

   The write-off of the goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the business. The inventory write-down was required as a result of a substantial decrease in market pricing for bicycles and as a result of the Company's decision to exit manufacturing and rationalize product offerings, which will adversely affect the recoverability of the inventory. The fixed asset write-downs relate to $16.5 million of manufacturing and distribution assets that will be disposed. The realization of these assets was determined based on previous experience and third-party appraisals.

   During the third quarter of 1998, the Company recorded a pretax charge of $60.0 million ($41.4 million after tax) in the Indoor and Outdoor Recreation segments to cover exit and asset disposition costs associated with strategic initiatives designed to streamline operations and enhance operating efficiencies in response to the effect of the economic situation in Asia and other emerging markets on its businesses. These strategic actions included exiting and disposing of 15 retail bowling centers in Asia, Brazil and Europe; rationalizing manufacturing of bowling equipment, including closing a pinsetter manufacturing plant in China, accelerating the shutdown of a pinsetter manufacturing plant in Germany and exiting the manufacture of electronic scorers

                             BRUNSWICK CORPORATION
and components; closing bowling sales and administrative offices in four countries; and rationalizing the manufacture and distribution of outdoor recreation products including the consolidation of certain North American manufacturing operations and the closing of seven domestic distribution warehouses. These actions were substantially completed during 1998.

   The 1998 strategic charge includes lease termination costs, severance costs, other incremental costs and asset disposition costs. Lease termination costs of $11.3 million consist primarily of costs to exit leased international bowling facilities as well as distribution and warehouse facilities in the Outdoor Recreation segment. Severance costs of $10.6 million relate to the termination of approximately 750 employees in the Company's bowling businesses and 330 employees in the Company's Outdoor Recreation segment. During 1999, the Company completed the severance actions. Other incremental costs of $9.3 million include contract termination costs related to the manufacture and sale of bowling equipment; cleanup, holding and shutdown costs related to the closing of domestic distribution warehouses and manufacturing facilities; and legal costs. Asset disposition costs primarily relate to the write-down of facilities and equipment at international bowling centers in the Indoor Recreation segment and manufacturing facilities in the Outdoor Recreation segment. Assets to be disposed had a gross carrying value of $35.2 million as of September 30, 1998, with related reserves of $28.8 million. As of December 31, 1999, the asset disposals were substantially completed.

   During the third quarter of 1997, the Company announced strategic initiatives to streamline its operations and improve global manufacturing costs and recorded a pretax charge of $98.5 million ($63.0 million after tax) to cover exit and asset disposition costs related to these actions. The initiatives included terminating development efforts on a line of personal watercraft; closing boat plant manufacturing facilities in Ireland and Oklahoma; centralizing European marketing and customer service in the Marine Engine segment; rationalizing manufacturing of bowling equipment including the shutdown of a pinsetter manufacturing plant in Germany and outsourcing the manufacture of certain components in the Company's bowling division; consolidating fishing reel manufacturing; and other actions directed at manufacturing rationalization, product profitability improvements and general and administrative expense efficiencies. These actions were substantially completed during 1998.

   These actions included termination of approximately 900 hourly and salaried employees and severance and related benefits totaling $32.6 million. During 1998, the Company substantially completed the severance actions of both hourly and salaried employees. Asset disposition costs consist of the write-down of facilities and equipment related to the development of a line of personal watercraft, boat manufacturing facilities in Ireland and Oklahoma and an international pinsetter plant. Assets to be disposed had a gross carrying value of $30.1 million as of September 30, 1997, with related reserves of $26.4 million. As of December 31, 1999, the asset disposals were substantially completed. Product and inventory write-downs related to exit activities were $15.6 million. Other incremental costs related to exit activities were $23.9 million.

   The Company's accrued expense balances and activity relating to the 1999, 1998 and 1997 strategic charges for the years ending December 31, 1999, 1998 and 1997, were as follows:

                                                        Lease    Other
                                           Severance Termination Costs   Total
                                           --------- ----------- ------  ------
                                                      (In millions)
   1997 Charge............................  $ 32.6     $  --     $ 23.9  $ 56.5
   Activity...............................    (9.4)       --       (6.7)  (16.1)
                                            ------     ------    ------  ------
   Balance at December 31, 1997...........    23.2        --       17.2    40.4
                                            ------     ------    ------  ------
   1998 Charge............................    10.6       11.3       9.3    31.2
   Activity...............................   (17.7)      (0.7)    (15.7)  (34.1)
                                            ------     ------    ------  ------
   Balance at December 31, 1998...........    16.1       10.6      10.8    37.5
                                            ------     ------    ------  ------
   1999 Charge............................     --         3.4       3.5     6.9
   Activity...............................   (16.1)      (3.1)     (8.8)  (28.0)
                                            ------     ------    ------  ------
   Balance at December 31, 1999...........  $  --      $ 10.9    $  5.5  $ 16.4
                                            ======     ======    ======  ======

                             BRUNSWICK CORPORATION

5. Acquisitions

   On January 3, 1997, the Company acquired the stock of Igloo Holdings, Inc., the leading manufacturer and marketer of ice chests and beverage coolers, for approximately $152.1 million in cash, which included $9.8 million paid to certain management employees under stock option arrangements that existed prior to acquisition. On April 28, 1997, the Company purchased for approximately $20.9 million the inventory and trademarks of the Mongoose bicycle and parts business of Bell Sports Corporation. These operations are part of the Outdoor Recreation segment.

   On July 9, 1997, the Company purchased substantially all of the facilities, equipment, inventory and other assets of Life Fitness, a designer, manufacturer and marketer of the leading global brand of computerized cardiovascular and strength-training fitness equipment for commercial use. The purchase price was approximately $314.9 million after post-closing adjustments, of which $12.8 million was deferred pursuant to an incentive compensation plan in connection with the waiver of employee stock options granted by Life Fitness. Life Fitness is part of the Indoor Recreation segment.

   Cash consideration paid for other acquisitions totaled $11.4 million in 1999, $32.8 million in 1998 and $40.3 million in 1997.

   The acquisitions were accounted for as purchases and resulted in goodwill of $9.3 million, $10.7 million and $388.5 million in 1999, 1998 and 1997, respectively, that will be amortized using the straight-line method over its estimated useful life, principally 40 years. The assets and liabilities of the acquired companies have been recorded in the Company's consolidated financial statements at their estimated fair values at the acquisition dates. The operating results of each acquisition are included in the Company's results of operations since the date of acquisition.

6. Commitments and Contingencies

   Financial Commitments. The Company has entered into agreements, which are customary in the marine industry, that provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Repurchases and losses incurred under these agreements have not had, and are not expected to have, a significant effect on the Company's results of operations. The maximum potential repurchase commitments were approximately $179.0 million at December 31, 1999 and 1998.

   The Company also has various agreements with financial institutions that provide limited recourse on bowling capital equipment, fitness equipment and marine equipment sales. Recourse losses have not had, and are not expected to have, a significant effect on the Company's results of operations. The maximum potential recourse liabilities outstanding under these programs at December 31, 1999 and 1998, were approximately $61.0 million and $44.0 million, respectively.

   The Company had outstanding standby letters of credit and financial guarantees of approximately $150.0 million and $174.0 million at December 31, 1999 and 1998, respectively, representing conditional commitments whereby the Company guarantees performance to a third party. Included in these amounts is a $133.2 million surety bond issued in 1998 to secure damages awarded in a suit brought in December 1995 while the Company pursues its appeal as further discussed below. The remaining commitments include guarantees of premium payment under certain of the Company's insurance programs and other guarantees issued in the ordinary course of business.

   Legal and Environmental. The Company is subject to certain legal and environmental proceedings and claims that have arisen in the ordinary course of its business.

                             BRUNSWICK CORPORATION

   On June 19, 1998, a jury awarded $133.2 million, after trebling, in damages to Independent Boat Builders, Inc., a buying group of boat manufacturers and 22 of its members, in a suit brought against the Company in December 1995. The lawsuit, Concord Boat Corporation, et al. v. Brunswick Corporation (Concord), was filed in the United States District Court for the Eastern District of Arkansas, and alleged that the Company unlawfully monopolized, unreasonably restrained trade in, and made acquisitions that substantially lessened competition in the market for sterndrive and inboard marine engines in the United States and Canada. Under the antitrust laws, the damage award was trebled, and plaintiffs were awarded attorneys' fees and interest on both the award and attorneys' fees. Under current law, any and all amounts paid by the Company will be deductible for tax purposes.

   The Company filed an appeal contending the Concord verdict was erroneous as a matter of law, both as to liability and damages, and plaintiffs filed a cross appeal. Oral argument was heard by the appeals court in September 1999 and the Company is currently awaiting a ruling.

   Following the Concord verdict, six additional suits were filed, including five class-action lawsuits seeking to rely on the allegations and findings of that verdict. The Company has reached agreements to settle or dismiss all of these lawsuits. As a result, the Company recorded a charge to operating earnings of $116.0 million in 1999. Payments relating to these settlements totaled $57.6 million in 1999, with the remainder expected to be paid through 2001. The settled lawsuits are described below.

   On October 23, 1998, a suit was filed in the United States District Court for the District of Minnesota by two independent boat builders alleging antitrust violations by the Company in the sterndrive and inboard engine business, seeking to rely on both the liability and damage findings of the Concord litigation. In this suit, KK Motors et al. v. Brunswick Corporation (KK Motors), the named plaintiffs sought to represent a class of all allegedly similarly situated boat builders whose claims were not resolved in Concord or in other judicial proceedings.

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

   On February 10, 1999, a former dealer of the Company's boats filed suit in the United States District Court for the District of Minnesota, also seeking to rely on the liability findings of the Concord action. This suit, Amo Marine Products, Inc. v. Brunswick Corporation (Amo), sought class status purporting to represent a class of all marine dealers who purchased directly from the Company sterndrive or inboard engines or boats equipped with sterndrive or inboard engines during the period January 1, 1986, to June 30, 1998. On March 31, 1999, another suit, Jack's Marina, Inc. v. Brunswick (Jack's Marina), was filed in the same court seeking to represent the same putative class as Amo. On September 16, 1999, another suit, Howard S. Cothran, d/b/a Sonny's Marine
v. Brunswick Corporation (Cothran), was filed in the United States District Court for the Southern District of Illinois seeking to represent the same putative class as Amo.

   On February 16, 1999, a suit was filed in the Circuit Court of Washington County, Tennessee, by an individual claiming that the same conduct challenged in the Concord action violated various antitrust and consumer protection laws of 16 states and the District of Columbia. In that suit, Couch v. Brunswick (Couch), plaintiff sought to represent a class of all indirect purchasers of boats equipped with Brunswick sterndrive or inboard engines in these 17 jurisdictions. The plaintiff claimed damages in an unspecified amount during the period from 1986 to the filing of the complaint and also requested injunctive relief.

                             BRUNSWICK CORPORATION

   The settlement with the boat builders comprising the named class in KK Motors included a subgroup of boat builders, the American Boatbuilders Association (ABA). Under the terms of the agreement with the ABA, the Company has paid the ABA $35 million. If, as a result of the Concord appeal or in settlement, the Company ultimately makes a payment to the Concord plaintiffs in excess of $35 million, the Company will make an equal payment to the ABA, less $35 million already paid to the ABA. If the Company makes no payment to the Concord plaintiffs, or payment in an amount less than $35 million, the Company will not be required to make any additional payment to the ABA. In addition, as part of the Volvo settlement, the Company has entered into a long-term supply agreement to purchase diesel sterndrive and inboard engines from Volvo for use in certain models of boats manufactured by the Company. The Couch and KK Motors class-action settlements are subject to approval by the courts.

   While there can be no assurance, the Company believes it is likely to prevail on the Concord appeal and obtain either a new trial or judgment in its favor. In addition, the Company is unable to predict the outcome of the Concord case, and accordingly, no expense for this case has been recorded. If the Concord judgment is sustained after all appeals, however, the additional amounts the Company would be required to pay to conclude all of the lawsuits described above would total, as of the date of the filing of this 1999 Annual Report on Form 10-K, approximately $262.0 million.

   On October 26, 1999, a jury awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against Life Fitness, on the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. Precor was also awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award. The Company will appeal the verdict and the award of attorneys' fees. While there can be no assurance, the Company believes it is likely to prevail on the Precor appeal and obtain either a new trial or judgment in its favor. In addition, the Company is unable to predict the outcome of the Precor case, and accordingly, no expense for this case has been recorded.

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

   The Company is involved in numerous environmental remediation and clean-up projects with an aggregate estimated range of exposure of approximately $18 million to $39 million as of December 31, 1999. At December 31, 1999 and 1998, the Company had reserves for environmental liabilities of $24.9 million and $26.2 million, and environmental provisions of $3.0 million, $7.3 million and $4.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, including those discussed, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position and results of operations.

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

   The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 1999 and 1998, the fair value of the Company's long-term debt was $556.6 million and $622.7 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The fair market value of derivative financial instruments is determined through dealer quotes and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

   Forward Exchange Contracts. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs, revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 1999 and 1998, had contract values of $44.7 million and $58.0 million, respectively. The fair value of forward exchange contracts was approximately $0.5 million at December 31, 1999 and 1998. The contracts outstanding at December 31, 1999, mature during 2000 and relate primarily to the German mark and Canadian dollar.

   Interest Rate Swaps. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on the Company's investments and borrowings. At December 31, 1999 and 1998, the Company had three outstanding floating-to-floating interest rate swap agreements, each with a notional principal amount of $260.0 million, that expire in September 2003. The estimated aggregate market value of these three agreements was a loss of $1.4 million and $0.2 million at December 31, 1999 and 1998, respectively, and represents the costs to settle outstanding agreements.

   Commodity Swaps. The Company uses commodity swap agreements to hedge anticipated purchases of raw materials. Commodity swap contracts outstanding at December 31, 1999 and 1998, had notional values of $56.9 million and $21.3 million, respectively. At December 31, 1999 and 1998, the fair value of these swap contracts was a net gain of $6.7 million and a net loss of $3.3 million, respectively. The contracts outstanding at December 31, 1999, mature through 2002.

   Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program and security is obtained if required. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base; however, periodic concentrations can occur due to the seasonality of the Company's businesses. The Company has one mass merchant customer that comprised 13 percent and 12 percent of its net receivable balances at December 31, 1999 and 1998, respectively.

                             BRUNSWICK CORPORATION

8. Accrued Expenses

   Accrued expenses at December 31 were as follows:

                                                                 1999    1998
                                                                ------  ------
                                                                (In millions)
   Dealer allowances and discounts............................. $137.9  $103.0
   Payroll and other compensation..............................  124.9   109.9
   Product warranties..........................................  114.3   101.0
   Antitrust litigation settlement reserves....................   58.4     --
   Insurance reserves..........................................   56.3    60.1
   Strategic charge reserve....................................   16.4    37.5
   Other.......................................................  161.8   163.1
                                                                ------  ------
   Accrued expenses............................................ $670.0  $574.6
                                                                ======  ======

9. Debt

   Short-term debt at December 31 consisted of the following:

                                                                 1999    1998
                                                                ------  ------
                                                                (In millions)
   Commercial paper............................................ $ 95.0  $156.3
   Notes payable...............................................    1.6     --
   Current maturities of long-term debt........................   11.1    13.8
                                                                ------  ------
   Short-term debt............................................. $107.7  $170.1
                                                                ======  ======

   The weighted-average interest rate for commercial paper borrowings during 1999 and 1998 was 5.43 percent and 5.74 percent, respectively.

   Long-term debt at December 31 consisted of the following:

                                                                 1999    1998
                                                                ------  ------
                                                                (In millions)
   Mortgage notes and other, 5.07% to 9.95% payable through
    2003....................................................... $ 20.6  $ 29.1
   Notes, 6.75% due 2006, net of discount of $1.5 and $1.7.....  248.5   248.3
   Notes, 7.125% due 2027, net of discount of $1.3.............  198.7   198.7
   Debentures, 7.375% due 2023, net of discount of $0.8........  124.2   124.2
   Guaranteed ESOP debt, 8.13% payable through 2004............   41.6    48.9
                                                                ------  ------
                                                                 633.6   649.2
                                                                ------  ------
   Current maturities..........................................  (11.1)  (13.8)
                                                                ------  ------
   Long-term debt.............................................. $622.5  $635.4
                                                                ======  ======
   Scheduled maturities
     2001...................................................... $  8.6
     2002......................................................    9.4
     2003......................................................   10.2
     2004......................................................    5.4
     Thereafter................................................  588.9
                                                                ------
       Total................................................... $622.5
                                                                ======

                             BRUNSWICK CORPORATION

   The Company has a $400.0 million long-term revolving credit agreement with a group of banks, of which $40.0 million terminates on May 22, 2002, and $360.0 million terminates on May 22, 2003. Under terms of the agreement, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by The Chase Manhattan Bank or the federal funds effective rate plus 0.5 percent, or a rate tied to the Eurodollar rate. The Company pays a facility fee of 0.08 percent per annum. Under the terms of the agreement, the Company is subject to a leverage test, as well as a restriction on secured debt. The Company was in compliance with these covenants at December 31, 1999. There were no borrowings under the revolving credit agreement during 1999, and the agreement continues to serve as support for commercial paper borrowings when commercial paper is outstanding. At December 31, 1999, the Company had additional borrowing capacity of $305.0 million under the terms of this agreement.

   On August 4, 1997, the Company sold $200.0 million of 7.125 percent notes due August 1, 2027. The proceeds from the sale of the notes were used to retire a portion of the commercial paper issued to finance the acquisition of Life Fitness. On December 10, 1996, the Company sold $250.0 million of 6.75 percent notes due December 15, 2006. The proceeds from the sale of the notes were used to finance the purchase of Igloo on January 3, 1997, and to repay the $100.0 million principal amount of 8.125 percent notes due April 1, 1997.

10. Discontinued Operations

   During 1998, the Company recognized $7.7 million of after-tax income from discontinued operations resulting primarily from the favorable cash settlement of a lawsuit brought by the Company related to the previously disposed Technical segment.

11. Stock Plans and Management Compensation

   Under the 1991 Stock Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other various types of awards to executives and other management employees. Issuances under the plan may be from either authorized, but unissued shares or treasury shares. As of December 31, 1999, the plan allows for the issuance of a maximum of 16.2 million shares, which includes a 1999 amendment that increased this amount by 5.0 million. Shares available for grant totalled 5.1 million at December 31, 1999.

   Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resource and Compensation Committee of the Board of Directors. Options vest over three or five years, although the Company provides for accelerated vesting should certain earnings per share or stock price levels be attained, or immediately in the event of a change in control. The option price per share has not been less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of nonemployee directors. Stock option activity for all plans for the three years ending December 31, 1999, was as follows:

                                    1999                 1998                 1997
                            -------------------- -------------------- --------------------
                                        Weighted             Weighted             Weighted
                               Stock    average     Stock    average     Stock    average
                              options   exercise   options   exercise   options   exercise
                            outstanding  price   outstanding  price   outstanding  price
                            ----------- -------- ----------- -------- ----------- --------
                                          (Options and shares in thousands)
   Outstanding on January
    1......................    7,228     $22.62     6,498     $22.89     6,016     $19.51
   Granted.................    1,597     $22.68     1,326     $20.53     1,752     $31.30
   Exercised...............     (507)    $18.74      (381)    $18.92    (1,099)    $17.92
   Forfeited...............     (353)    $24.87      (215)    $25.53      (171)    $21.72
                               -----                -----               ------
   Outstanding on December
    31.....................    7,965     $22.78     7,228     $22.62     6,498     $22.89
                               =====                =====               ======
   Exercisable on December
    31.....................    4,929     $21.79     3,776     $20.83     3,759     $20.71

                             BRUNSWICK CORPORATION

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                        Options Outstanding             Options Exercisable
                            ------------------------------------------- --------------------
                                                                                    Weighted
     Range of                               Weighted        Weighted                average
     exercise                 Number        average         average       Number    exercise
      price                 outstanding contractual life exercise price exercisable  price
     --------               ----------- ---------------- -------------- ----------- --------
                                                 (Options in thousands)
   $12.56 to 16.75.........      467       3.1 years         $15.36          436     $15.49
   $16.76 to 20.25.........    3,166       6.7 years         $19.30        2,083     $18.98
   $20.26 to 25.50.........    2,800       7.7 years         $23.15        1,806     $23.28
   $25.51 to 35.44.........    1,532       7.7 years         $31.56          604     $31.59

   If the accounting provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," had been applied over the last three years, the Company's pro forma net income and earnings per share would have been as follows:

                                                     1999     1998     1997
                                                    -------  -------  -------
                                                     (In millions, except
                                                        per share data)
   Earnings from continuing operations
     As reported................................... $  37.9  $ 178.6  $ 151.2
     Pro forma.....................................    32.2    172.1    141.3
   Basic earnings per common share from continuing
    operations
     As reported................................... $  0.41  $  1.82  $  1.52
     Pro forma.....................................    0.35     1.75     1.42
   Diluted earnings per common share from
    continuing operations
     As reported................................... $  0.41  $  1.80  $  1.51
     Pro forma.....................................    0.35     1.74     1.41

   The weighted-average fair value of individual options granted during 1999, 1998 and 1997 was $6.83, $5.62 and $9.51, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 1999, 1998 and 1997, respectively:

                                                     1999     1998     1997
                                                    -------  -------  -------
   Risk-free interest rate.........................     5.1%     5.5%     6.0%
   Dividend yield..................................     2.1%     2.5%     1.6%
   Volatility factor...............................    31.9%    28.7%    27.3%
   Weighted-average expected life.................. 5 years  5 years  5 years

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

                                                     1999     1998
                                                    -------  -------
                                                      (Shares in
                                                      thousands)
   Committed-to-be-released........................     289      303
   Allocated.......................................   1,981    1,801
   Suspense........................................   1,478    1,806

                             BRUNSWICK CORPORATION

   Under the grandfather provisions of SOP 93-6, the expense recorded by the Company is based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividends received, which are primarily used by the ESOP to pay down debt. The Company's contributions to the ESOP, along with related expense amounts, were as follows:

                                                              1999  1998  1997
                                                              ----- ----- -----
                                                                (In millions)
   Compensation expense...................................... $ 5.5 $ 4.8 $ 4.2
   Interest expense..........................................   3.7   4.3   4.9
   Dividends.................................................   2.0   2.1   2.1
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

12. Pension and Other Postretirement Benefits

   The Company has qualified and nonqualified pension plans and other postretirement benefit plans covering substantially all of its employees. The Company's domestic pension and retiree health care and life insurance benefit plans are discussed below. The Company's foreign benefit plans are not significant individually or in the aggregate.

   Pension and other postretirement benefit costs included the following components for 1999, 1998 and 1997:

                               Pension Benefits      Other Postretirement Benefits
                             ----------------------  -------------------------------
                              1999    1998    1997     1999       1998       1997
                             ------  ------  ------  ---------  ---------  ---------
                                               (In millions)
   Service cost............  $ 18.6  $ 17.2  $ 14.2  $     1.7  $     1.6  $     1.5
   Interest cost...........    47.6    45.8    44.7        3.7        4.1        4.1
   Expected return on plan
    assets.................   (66.7)  (63.6)  (56.5)       --         --         --
   Amortization of prior
    service cost...........     3.6     3.3     2.2       (0.5)      (0.5)      (0.3)
   Amortization of net loss
    (gain).................     0.6     0.3     0.2       (0.8)      (0.6)      (0.6)
                             ------  ------  ------  ---------  ---------  ---------
     Net pension and other
      benefit costs........  $  3.7  $  3.0  $  4.8  $     4.1  $     4.6  $     4.7
                             ======  ======  ======  =========  =========  =========

                             BRUNSWICK CORPORATION

   A reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 1999, and a statement of the funded status at December 31 for these years for the Company's domestic pension plans follows. Pension plan assets include 1.8 million shares of the Company's common stock at December 31, 1999.

                                                                    Other
                                                 Pension       Postretirement
                                                 Benefits         Benefits
                                              ---------------  ----------------
                                               1999     1998    1999     1998
                                              -------  ------  -------  -------
                                                      (In millions)
   Reconciliation of benefit obligation
     Benefit obligation at previous December
      31....................................  $ 721.8  $656.9  $  76.9  $  75.3
     Service cost...........................     18.6    17.2      1.7      1.6
     Interest cost..........................     47.6    45.8      3.7      4.1
     Participant contributions..............      --      --       1.6      1.8
     Plan amendments........................      0.6     1.1      0.1     (2.7)
     Actuarial (gain) loss..................    (87.2)   36.3    (17.9)     1.5
     Benefit payments.......................    (37.8)  (35.5)    (4.8)    (4.7)
                                              -------  ------  -------  -------
   Benefit obligation at December 31........    663.6   721.8     61.3     76.9
                                              -------  ------  -------  -------
   Reconciliation of fair value of plan
    assets
     Fair value of plan assets at January 1.    720.2   687.4      --       --
     Actual return on plan assets...........    119.5    66.8      --       --
     Employer contributions.................      1.9     1.5      3.2      2.9
     Participant contributions..............      --      --       1.6      1.8
     Benefit payments.......................    (37.8)  (35.5)    (4.8)    (4.7)
                                              -------  ------  -------  -------
   Fair value of plan assets at December 31.    803.8   720.2      --       --
                                              -------  ------  -------  -------
   Funded status
     Funded status at December 31...........    140.2    (1.6)   (61.3)   (76.9)
     Unrecognized prior service cost........     23.8    26.0     (4.6)    (5.1)
     Unrecognized actuarial (gain) loss.....   (113.4)   28.0    (26.0)    (9.1)
                                              -------  ------  -------  -------
   Prepaid (accrued) benefit cost...........  $  50.6  $ 52.4  $ (91.9) $ (91.1)
                                              =======  ======  =======  =======

   The amounts included in the Company's balance sheets as of December 31 were as follows:

                                                                    Other
                                                 Pension       Postretirement
                                                 Benefits         Benefits
                                              ---------------  ----------------
                                               1999     1998    1999     1998
                                              -------  ------  -------  -------
                                                      (In millions)
   Prepaid benefit cost.....................  $  77.1  $ 76.1  $   --    $  --
   Accrued benefit liability................    (26.8)  (24.5)   (91.9)   (91.1)
   Accumulated other comprehensive income...      0.3     0.8      --       --
                                              -------  ------  -------  -------
     Net amount recognized..................  $  50.6  $ 52.4  $ (91.9) $ (91.1)
                                              =======  ======  =======  =======

   The Company's unfunded, nonqualified pension plan had projected and accumulated benefit obligations of $32.5 million and $26.7 million, respectively, at December 31, 1999, and $31.0 million and $24.3 million, respectively, at December 31, 1998. One of the Company's qualified plans had an accumulated benefit obligation in excess of plan assets at December 31, 1998. This plan's projected and accumulated benefit obligation and fair value of assets were $1.5 million and $1.2 million, respectively, at December 31, 1998. The Company's other postretirement benefit plans are not funded.

                             BRUNSWICK CORPORATION

   Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Accumulated gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of assets are amortized over the remaining service period of active plan participants. Benefit obligations were determined using assumed discount rates of 8.0 percent in 1999 and 6.75 percent in 1998 and an assumed compensation increase of 5.5 percent in 1999 and 1998. The assumed long-term rate of return on plan assets was 9.5 percent in 1999 and 1998.

   The health care cost trend rate for 1999 for pre-65 benefits was assumed to be 6.6 percent, gradually declining to 5.0 percent in 2002 and remaining at that level thereafter. The trend rate for post-65 benefits was assumed to be
5.0 percent. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the assumed health care trend rate would increase the service and interest cost components of net postretirement health care benefit cost by $1.1 million in 1999 and increase the health care component of the accumulated postretirement benefit obligation by $8.5 million at December 31, 1999. A one percent decrease in the assumed health care trend rate would decrease the service and interest cost components of net postretirement health care benefit cost by $0.8 million in 1999 and the health care component of the accumulated postretirement benefit obligation by $7.0 million at December 31, 1999. The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

   The Company also has defined contribution retirement plans covering most of its employees. The Company's contributions to these plans are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The cost of these plans was $20.0 million, $13.1 million and $14.5 million in 1999, 1998 and 1997, respectively.

13. Income Taxes

   The sources of earnings before income taxes are as follows:

                                                          1999    1998    1997
                                                          -----  ------  ------
                                                             (In millions)
   United States......................................... $45.1  $285.7  $233.6
   Foreign...............................................   9.9    (1.9)    2.6
                                                          -----  ------  ------
     Earnings before income taxes........................ $55.0  $283.8  $236.2
                                                          =====  ======  ======

   The income tax provision consisted of the following:

                                                          1999    1998    1997
                                                          -----  ------  ------
                                                             (In millions)
   Current tax expense
     U.S. Federal........................................ $71.3  $ 85.4  $ 69.9
     State and local.....................................   6.0    10.4     4.4
     Foreign.............................................   7.2     7.9     8.6
                                                          -----  ------  ------
       Total current.....................................  84.5   103.7    82.9
                                                          -----  ------  ------
   Deferred tax expense
     U.S. Federal........................................ (57.7)    5.2    (1.9)
     State and local..................................... (10.3)    2.3     3.9
     Foreign.............................................   0.6    (6.0)    0.1
                                                          -----  ------  ------
       Total deferred.................................... (67.4)    1.5     2.1
                                                          -----  ------  ------
       Total provision................................... $17.1  $105.2  $ 85.0
                                                          =====  ======  ======

                             BRUNSWICK CORPORATION

   Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                              1999    1998
                                                             ------  ------
                                                               (In millions)
   Deferred tax assets
     Product warranties..................................... $ 57.3  $ 46.1
     Dealer allowances and discounts........................   32.0    23.6
     Insurance reserves.....................................   26.7    29.3
     Strategic charge reserve...............................   29.9    24.0
     Other..................................................  111.6    86.0
     Valuation allowance....................................   (0.3)   (0.3)
                                                             ------  ------
       Total deferred tax assets............................ $257.2  $208.7
                                                             ------  ------
   Deferred tax liabilities (assets)
     Depreciation and amortization.......................... $ 17.3  $ 52.8
     Deferred compensation..................................  (13.0)  (10.9)
     Postretirement and postemployment benefits.............  (27.2)  (26.8)
     Other assets and investments...........................   84.2    93.5
     Other..................................................   70.6    56.5
                                                             ------  ------
       Total deferred tax liabilities....................... $131.9  $165.1
                                                             ======  ======

   No other valuation allowances were deemed necessary, as all deductible temporary differences will be utilized primarily by carry back to prior years' taxable income or as charges against reversals of future taxable temporary differences. Based upon prior earnings history, it is expected that future taxable income will be more than sufficient to utilize the remaining deductible temporary differences. Deferred taxes have been provided, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

   The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

                                                          1999    1998   1997
                                                          -----  ------  -----
                                                            (In millions)
   Income tax provision at 35%........................... $19.2  $ 99.3  $82.7
   State and local income taxes, net of Federal income
    tax effect...........................................  (2.8)    8.3    5.4
   Foreign sales corporation benefit.....................  (4.2)   (4.5)  (3.3)
   Taxes related to foreign income, net of credits.......   3.2    (0.4)   5.2
   Goodwill and other amortization.......................   7.9     2.3    2.1
   Other.................................................  (6.2)    0.2   (7.1)
                                                          -----  ------  -----
     Actual income tax provision......................... $17.1  $105.2  $85.0
                                                          -----  ------  -----
   Effective tax rate....................................  31.1%   37.1%  36.0%
                                                          =====  ======  =====

   In December 1996, the Internal Revenue Service (IRS) notified the Company that it allocated $190.0 million in short-term capital gains and $18.1 million in ordinary income to the Company and its subsidiaries for 1990 and 1991 in connection with two partnership investments made by the Company. The IRS alleged that these investments lacked economic substance, were prearranged and predetermined, and had no legitimate business purpose. On October 27, 1999, the United States Tax Court issued a ruling that upheld the IRS determination.

                             BRUNSWICK CORPORATION

This decision increases the Company's tax liability relating to those years by approximately $60.0 million, plus accrued interest, but will not have an unfavorable effect on the Company's results of operations. The Company is awaiting a final determination from the IRS and is evaluating whether to appeal this decision.

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

                                                            1999   1998   1997
                                                            -----  -----  -----
                                                              (In millions)
   Basic expense........................................... $45.8  $42.8  $35.2
   Contingent expense......................................   1.4    0.9    1.1
   Sublease income.........................................  (2.3)  (1.7)  (0.9)
                                                            -----  -----  -----
   Rent expense, net....................................... $44.9  $42.0  $35.4
                                                            =====  =====  =====

   Future minimum rental payments at December 31, 1999, under agreements classified as operating leases with non-cancelable terms in excess of one year, are as follows:

                                                                   (In millions)
   2000...........................................................    $ 28.6
   2001...........................................................      25.4
   2002...........................................................      21.4
   2003...........................................................      17.7
   2004...........................................................      15.4
   Thereafter.....................................................      41.3
                                                                      ------
     Total (not reduced by minimum sublease rentals of $5.5
      million)....................................................    $149.8
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

                             BRUNSWICK CORPORATION

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

16. Investments

   The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. Summary financial information of the unconsolidated affiliates is presented below:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                           (In millions)
   Net sales......................................... $ 409.0  $ 445.7  $ 483.3
                                                      -------  -------  -------
   Gross margin...................................... $  67.1  $  72.4  $  80.9
                                                      -------  -------  -------
   Net earnings...................................... $   9.9  $   7.1  $  10.9
                                                      -------  -------  -------
   Company's share of net earnings................... $   3.9  $   4.9  $   6.8
                                                      -------  -------  -------
   Current assets.................................... $ 109.5  $ 182.3  $ 212.5
   Noncurrent assets.................................   115.8    164.5    157.5
                                                      -------  -------  -------
     Total assets....................................   225.3    346.8    370.0
   Current liabilities...............................  (139.1)  (170.4)  (182.3)
   Noncurrent liabilities............................    (7.7)   (33.3)   (36.0)
                                                      -------  -------  -------
     Net assets...................................... $  78.5  $ 143.1  $ 151.7
                                                      =======  =======  =======

   The Company's sales to and purchases from the above investments, along with the corresponding receivables and payables, were not material to the Company's overall results of operations for the three years ended December 31, 1999, and its financial position as of December 31, 1999 and 1998.

   In October 1999, the Company sold its minority position in a boat company partnership to the majority partner for cash of $26.1 million and other consideration. This transaction did not have a material effect on the Company's 1999 results. Income recorded related to this partnership in 1999, 1998 and 1997 totaled $3.4 million, $3.0 million and $2.3 million, respectively.

17. Treasury and Preferred Stock

   Treasury stock activity for the past three years was as follows:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                       (Shares in thousands)
   Balance at January 1..............................  10,669    3,057    4,072
   Compensation plans and other......................    (709)    (576)  (1,324)
   Stock repurchases.................................     767    8,188      309
                                                      -------  -------  -------
   Balance at December 31............................  10,727   10,669    3,057
                                                      =======  =======  =======

   At December 31, 1999, 1998 and 1997, the Company had no preferred stock outstanding (authorized: 12.5 million shares, $.75 par value at December 31, 1999).

                             BRUNSWICK CORPORATION

18. Quarterly Data (unaudited)

                                               Quarter
                                 ------------------------------------
                                    1st      2nd      3rd      4th       Year
                                 --------- -------- -------- --------  ---------
                                      (In millions, except per share data)
1999
Net sales......................  $ 1,083.0 $1,175.2 $1,004.6 $1,021.0  $ 4,283.8
                                 --------- -------- -------- --------  ---------
Gross margin(1)................  $   290.6 $  339.4 $  270.8 $  233.6  $ 1,134.4
                                 --------- -------- -------- --------  ---------
Net earnings (loss)(1).........  $    57.6 $   82.4 $   17.8 $ (119.9) $    37.9
                                 --------- -------- -------- --------  ---------
Basic earnings (loss) per
 common share(1)...............  $    0.63 $   0.90 $   0.19 $  (1.30) $    0.41
                                 --------- -------- -------- --------  ---------
Diluted earnings (loss) per
 common share(1)...............  $    0.62 $   0.89 $   0.19 $  (1.30) $    0.41
                                 --------- -------- -------- --------  ---------
Dividends declared.............  $    .125 $   .125 $   .125 $   .125  $     .50
                                 --------- -------- -------- --------  ---------
Common stock price (NYSE)
  High.........................  $    26   $28 1/16 $   30   $     25  $   30
  Low..........................     18 1/8  18 1/16   24 3/8       20    18 1/16
1998
Net sales......................  $   904.2 $1,113.0 $  956.5 $  971.5  $ 3,945.2
                                 --------- -------- -------- --------  ---------
Gross margin...................  $   256.3 $  317.7 $  257.7 $  254.4  $ 1,086.1
                                 --------- -------- -------- --------  ---------
Earnings from continuing
 operations(2).................  $    58.9 $   83.4 $    4.1 $   32.2  $   178.6
Gain from discontinued
 operations....................        --       --       --       7.7        7.7
                                 --------- -------- -------- --------  ---------
Net earnings(2)................  $    58.9 $   83.4 $    4.1 $   39.9  $   186.3
                                 --------- -------- -------- --------  ---------
Basic earnings per common share
Earnings from continuing
 operations(2).................  $    0.59 $   0.84 $   0.04 $   0.34  $    1.82
Gain from discontinued
 operations....................        --       --       --       .08        .08
                                 --------- -------- -------- --------  ---------
Net earnings(2)................  $    0.59 $   0.84 $   0.04 $   0.42  $    1.90
                                 --------- -------- -------- --------  ---------
Diluted earnings per common
 share
Earnings from continuing
 operations(2).................  $    0.59 $   0.83 $   0.04 $   0.34  $    1.80
Gain from discontinued
 operations....................        --       --       --      0.08       0.08
                                 --------- -------- -------- --------  ---------
Net earnings(2)................  $    0.59 $   0.83 $   0.04 $   0.42  $   01.88
                                 --------- -------- -------- --------  ---------
Dividends declared.............  $    .125 $   .125 $   .125 $   .125  $     .50
                                 --------- -------- -------- --------  ---------
Common stock price (NYSE)
  High.........................  $35 11/16 $35 3/16 $25 3/16 $25 1/16  $35 11/16
  Low..........................   27 3/8    22 9/16    12       13        12

--------
(1) Includes litigation settlement charges of $48.0 million pretax ($30.7 million after tax, $0.33 per diluted share) in the third quarter and an asset write-down and strategic charge of $151.0 million pretax and an inventory write-down of $27.0 million pretax (total of $178.0 million pretax, $114.0 million after tax, $1.23 per diluted share) and litigation settlement charges of $68.0 million pretax ($40.8 million after tax, $0.44 per diluted share) in the fourth quarter.
(2) Includes a $60.0 million pretax ($41.4 million after tax, $0.42 per diluted share) strategic charge recorded in the third quarter.

                             BRUNSWICK CORPORATION

                           SIX-YEAR FINANCIAL SUMMARY

                            1999     1998     1997      1996     1995      1994
                          -------- -------- --------  -------- --------  --------
                            (Dollars and shares in millions, except per share
                                                  data)
Results of operations
 data
Net sales...............  $4,283.8 $3,945.2 $3,657.4  $3,160.3 $2,906.3  $2,592.0
                          -------- -------- --------  -------- --------  --------
Unusual charges.........  $  294.0 $   60.0 $   98.5       --  $   40.0       --
                          -------- -------- --------  -------- --------  --------
Operating earnings......  $  111.3 $  340.2 $  270.8  $  304.8 $  218.3  $  206.9
                          -------- -------- --------  -------- --------  --------
Earnings before income
 taxes..................  $   55.0 $  283.8 $  236.2  $  290.3 $  206.8  $  195.3
                          -------- -------- --------  -------- --------  --------
Earnings from continuing
 operations.............  $   37.9 $  178.6 $  151.2  $  185.8 $  133.6  $  127.1
Cumulative effect of
 change in accounting
 principles.............       --       --      (0.7)      --       --        --
Discontinued operations
 Gain (loss) from
  discontinued
  operations............       --       7.7      --        --      (7.0)      --
 Earnings from
  discontinued
  operations............       --       --       --        --       0.6       1.9
                          -------- -------- --------  -------- --------  --------
   Net earnings.........  $   37.9 $  186.3 $  150.5  $  185.8 $  127.2  $  129.0
                          -------- -------- --------  -------- --------  --------
Basic earnings per
 common share
Earnings from continuing
 operations.............  $   0.41 $   1.82 $   1.52  $   1.89 $   1.39  $   1.33
Cumulative effect of
 change in accounting
 principles.............       --       --     (0.01)      --       --        --
Discontinued operations
 Gain (loss) from
  discontinued
  operations............       --      0.08      --        --     (0.07)      --
 Earnings from
  discontinued
  operations............       --       --       --        --      0.01      0.02
                          -------- -------- --------  -------- --------  --------
   Net earnings.........  $   0.41 $   1.90 $   1.52  $   1.89 $   1.33  $   1.35
                          -------- -------- --------  -------- --------  --------
Average shares used for
 computation of basic
 earnings per share.....      92.0     98.3     99.2      98.3     95.9      95.4
Diluted earnings per
 common share
Earnings from continuing
 operations.............  $   0.41 $   1.80 $   1.51  $   1.88 $   1.38  $   1.33
Cumulative effect of
 change in accounting
 principles.............       --       --     (0.01)      --       --        --
Discontinued operations
 Gain (loss) from
  discontinued
  operations............       --      0.08      --        --     (0.07)      --
 Earnings from
  discontinued
  operations............       --       --       --        --      0.01      0.02
                          -------- -------- --------  -------- --------  --------
   Net earnings.........  $   0.41 $   1.88 $   1.50  $   1.88 $   1.32  $   1.35
                          -------- -------- --------  -------- --------  --------
Average shares used for
 computation of diluted
 earnings per share.....      92.6     99.0    100.3      98.8     96.2      95.7


  The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

                             BRUNSWICK CORPORATION

                           SIX-YEAR FINANCIAL SUMMARY

                           1999      1998       1997      1996      1995      1994
                         --------  ---------  --------  --------  --------  --------
Balance sheet data
Assets of continuing
 operations............. $3,354.8  $ 3,351.5  $3,241.4  $2,802.4  $2,310.6  $2,048.3
Debt
 Short-term............. $  107.7  $   170.1  $  109.3  $  112.6  $    6.1  $    8.2
 Long-term..............    622.5      635.4     645.5     455.4     312.8     318.8
                         --------  ---------  --------  --------  --------  --------
   Total debt...........    730.2      805.5     754.8     568.0     318.9     327.0
Common shareholders'
 equity.................  1,300.2    1,311.3   1,315.0   1,197.7   1,043.1     910.7
                         --------  ---------  --------  --------  --------  --------
   Total capitalization. $2,030.4  $ 2,116.8  $2,069.8  $1,765.7  $1,362.0  $1,237.7
                         ========  =========  ========  ========  ========  ========
Cash flow data
Net cash provided by
 operating activities... $  299.2  $   429.0  $  261.7  $  395.8  $  278.4  $  121.2
Depreciation and
 amortization...........    165.6      159.7     156.9     129.7     118.0     118.0
Capital expenditures....    198.1      198.0     190.5     169.9     118.0     101.1
Acquisitions of
 businesses.............     11.4       32.8     515.4     360.6      10.3       7.1
Stock repurchases.......     18.3      159.9       8.4       --        --        --
Cash dividends paid.....     45.9       49.0      49.6      49.3      47.9      42.0
Other data
Dividends declared per
 share.................. $    .50  $     .50  $    .50  $    .50  $    .50  $    .44
Book value per share....    14.16      14.27     13.22     12.16     10.66      9.55
Return on beginning
 shareholders' equity...      2.9%      14.2%     12.6%     17.8%     14.7%     15.8%
Effective tax rate......     31.1%      37.1%     36.0%     36.0%     35.5%     35.0%
Debt-to-capitalization
 rate...................     36.0%      38.1%     36.5%     32.2%     23.4%     26.4%
Number of employees.....   26,600     25,500    25,300    22,800    19,800    19,800
Number of shareholders
 of record..............   14,500     15,600    16,200    18,400    22,400    25,800
Common stock price
 (NYSE)
 High................... $     30  $35 11/16  $ 36 1/2  $ 25 3/4  $     24  $ 25 1/8
 Low....................  18 1/16         12    23 5/8    18 1/8    16 3/8        17
 Close..................   22 1/4     24 3/4   30 5/16        24        24    18 7/8

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

   As independent public accountants, we hereby consent to the incorporation of our report dated January 24, 2000 included in this Form 10-K, into the Company's previously filed registration statements on Form S-8 (File No. 33-55022), Form S-8 (File No. 33-56193), Form S-8 (File No. 33-61835), Form S-8
(File No. 33-65217), Form S-8 (File No. 333-04289), Form S-3 (File No. 333-
9997), Form S-8 (File No. 333-27157), Form S-8 (File No. 333-77431), and Form
S-8 (File No. 333-77457).

                                          Arthur Andersen LLP

Chicago, Illinois
February 28, 2000

                             BRUNSWICK CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                               Charges
                                 to
Allowances for      Balance at profit                                  Balance
possible losses     beginning    and                                   at end
on receivables      of period   loss   Write-offs Recoveries Other    of period
---------------     ---------- ------- ---------- ---------- ------   ---------
1999...............   $22.5     $13.2    $ (7.8)     $ --    $ (0.7)    $27.2
                      -----     -----    ------      ----    ------     -----
1998...............   $20.7     $ 8.5    $ (6.0)     $0.8    $ (1.5)*   $22.5
                      =====     =====    ======      ====    ======     =====
1997...............   $17.2     $ 7.6    $ (6.5)     $0.7    $  1.7 *   $20.7
                      =====     =====    ======      ====    ======     =====

--------
   *Includes $0.2 million and $3.6 million in 1998 and 1997, respectively, relating to acquisitions.

   This schedule reflects only the financial information of continuing operations.

                                  Charges
                                    to
Deferred tax           Balance at profit                               Balance
asset valuation        beginning    and                                at end
allowance              of period   loss   Write-offs Recoveries Other of period
---------------        ---------- ------- ---------- ---------- ----- ---------
1999..................    $0.3      $--      $--        $--      $--    $0.3
                          ====      ===      ===        ===      ===    ====
1998..................    $0.3      $--      $--        $--      $--    $0.3
                          ====      ===      ===        ===      ===    ====
1997..................    $0.3      $--      $--        $--      $--    $0.3
                          ====      ===      ===        ===      ===    ====

   This account reflects the adoption of SFAS No. 109, "Accounting for Income Taxes," which was adopted effective January 1, 1992.

   This schedule reflects only the financial information of continuing operations.