Form 10-Q
period 2000-03-31
BRUNSWICK CORP
filed 2000-05-12
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the quarterly period ended March 31, 2000

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

Indicate by a check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X       No


At May 8, 2000, there were 87,877,796 shares of the Company's Common Stock ($.75 par value) outstanding.

                Part I- Financial Information

                 Item I-Financial Statements

                   Brunswick Corporation
              Consolidated Statements of Income
             for the three months ended March 31
             (in millions, except per share data)
                       (unaudited)

                                                             2000        1999

Net sales                                                   1,149.0     1,083.0
Cost of sales                                                 835.3       792.4
Selling, general and administrative expense                   195.8       181.0
Strategic charge                                                7.0         0.0
    Operating earnings                                        110.9       109.6
Interest expense                                              (16.4)      (15.5)
Other income (expense)                                          0.3        (1.2)
    Earnings before income taxes                               94.8        92.9
Income tax provision                                          (36.1)      (35.3)

    Net earnings                                               58.7        57.6

Earnings per common share:
Basic                                                          0.64        0.63
Diluted                                                        0.64        0.62

Average shares used for computation of:
  Basic earnings per share                                     91.4        92.0
  Diluted earnings per share                                   91.5        92.6

Cash dividends declared per common share                      0.125       0.125

The notes are an integral part of these
  consolidated statements.


                                         Brunswick Corporation
                                      Consolidated Balance Sheets
                        As of March 31, 2000, December 31, 1999, and March 31, 1999
                                     (in millions, except share data)
                                                (unaudited)

                                                           March 31,      December 31,     March 31,
                                                             2000            1999            1999

Assets
Current assets
  Cash and cash equivalents, at cost,
    which approximates market                                123.8           100.8           81.2
  Accounts and notes receivable,
    less allowances of $24.3, $27.2 and $21.3                638.8           515.7          589.4
  Inventories
    Finished goods                                           399.2           350.3          410.5
    Work-in-process                                          160.9           148.0          138.0
    Raw materials                                            123.5           125.0          121.3
      Net inventories                                        683.6           623.3          669.8
  Prepaid income taxes                                       259.6           257.2          212.1
  Prepaid expenses                                            57.0            56.1           51.9
  Income tax refund receivable                                 0.0            25.1            0.0
       Current assets                                      1,762.8         1,578.2        1,604.4

Property
  Land                                                        73.2            73.5           70.7
  Buildings                                                  403.8           403.1          405.4
  Equipment                                                1,051.6         1,036.2          960.2
      Total land, buildings and equipment                  1,528.6         1,512.8        1,436.3
  Accumulated depreciation                                  (782.6)         (762.2)        (714.7)
      Net land, buildings and equipment                      746.0           750.6          721.6
  Unamortized product tooling costs                          128.7           131.2          118.8
      Net property                                           874.7           881.8          840.4

Other assets
  Goodwill                                                   564.5           569.6          713.2
  Other intangibles                                           85.6            88.8           98.1
  Investments                                                 80.3            65.9           80.3
  Other long-term assets                                     178.6           170.5          165.0
      Other assets                                           909.0           894.8        1,056.6

Total Assets                                               3,546.5         3,354.8        3,501.4

Liabilities and Shareholders' Equity
Current liabilities
  Short-term debt, including
    current maturities of long-term debt                     298.2           107.7          274.7
  Accounts payable                                           321.2           310.7          273.3
  Accrued expenses                                           630.9           670.0          543.6
  Income taxes payable                                        32.3             0.0           42.4
      Current liabilities                                  1,282.6         1,088.4        1,134.0

Long-term debt
  Notes, mortgages and debentures                            620.1           622.5          635.6

Deferred items
  Income taxes                                               135.8           131.9          161.8
  Postretirement and postemployment benefits                 142.0           141.7          141.4
  Compensation and other                                      72.5            70.1           68.7
      Deferred items                                         350.3           343.7          371.9

Common shareholders' equity
  Common stock; authorized: 200,000,000 shares,
    $.75 par value; issued: 102,538,000 shares                76.9            76.9           76.9
  Additional paid-in capital                                 314.5           314.3          312.6
  Retained earnings                                        1,228.8         1,181.5        1,235.6
  Treasury stock, at cost:
   13,596,000; 10,727,000 and 10,556,000 shares             (265.9)         (214.0)        (205.7)
  Unamortized ESOP expense and other                         (47.2)          (49.3)         (54.1)
  Accumulated other comprehensive income                     (13.6)           (9.2)          (5.4)
      Common shareholders' equity                          1,293.5         1,300.2        1,359.9

Total liabilities and shareholders' equity                 3,546.5         3,354.8        3,501.4


The notes are an integral part of these consolidated statements.


                       Brunswick Corporation
              Consolidated Statements of Cash Flows
               for the three months ended March 31
                      (dollars in millions)
                           (unaudited)


                                                                   2000      1999

Cash flows from operating activities
  Net earnings                                                      58.7      57.6
  Depreciation and amortization                                     40.4      41.5
  Changes in noncash current assets and current liabilities       (189.4)   (234.4)
  Litigation settlement payments                                   (30.5)       -
  Income taxes                                                      57.7      29.1
  Strategic charge                                                   7.0        -
  Other, net                                                        (2.4)      0.3
     Net cash used for operating activities                        (58.5)   (105.9)

Cash flows from investing activities
  Capital expenditures                                             (27.3)    (31.1)
  Investments                                                      (16.0)     (1.5)
  Other, net                                                         0.4       3.4
     Net cash used for investing activities                        (42.9)    (29.2)

Cash flows from financing activities
  Net issuances of commercial paper and other short-term debt      188.2     104.8
  Cash dividends paid                                              (11.4)    (11.5)
  Stock repurchases and other                                      (52.4)     (3.1)
     Net cash provided by financing activities                     124.4      90.2

Net increase(decrease)in cash and cash equivalents                  23.0     (44.9)
Cash and cash equivalents at January 1                             100.8     126.1

Cash and cash equivalents at March 31                              123.8      81.2

Supplemental cash flow disclosures:
  Interest paid                                                     17.1      16.3
  Income taxes paid (refunds received), net                        (21.6)      6.2
  Treasury stock issued for compensation plans and other             0.1       4.9


  The notes are an integral part of these consolidated statements.


                      Brunswick Corporation
            Notes to Consolidated Financial Statements
       March 31, 2000, December 31, 1999 and March 31, 1999
                            (unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K. These interim results include, in the opinion of the Company, all normal and recurring adjustments necessary to present fairly the results of operations for the quarters ended March 31, 2000 and 1999. The 2000 interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

Note 2 - Earnings Per Common Share

There is no difference in the net earnings used to compute the Company's basic and diluted earnings per share. The difference in the average shares of common stock outstanding used to compute basic and diluted earnings per share is caused by potential common stock relating to employee compensation plans. The average number of shares of potential common stock was 0.1 million and 0.6 million for the quarters ended March 31, 2000 and 1999, respectively.

Note 3 - Debt

During the first quarter of 2000, commercial paper outstanding increased to $285.4 million at March 31, 2000, versus $95.0 million at December 31, 1999, to fund working capital requirements, stock repurchases and capital expenditures.

Note 4 - Legal and Environmental

On March 24, 2000, the United States Court of Appeals for the Eighth Circuit issued an opinion reversing and vacating an adverse verdict entered against the Company in the case Concord Boat Corporation, et al. v. Brunswick Corporation (Concord). In June 1998, a jury had awarded the Concord plaintiffs treble damages totaling $133.2 million based on alleged antitrust violations involving the sale of sterndrive and inboard marine engines. The Concord plaintiffs were also awarded attorney fees and costs. The Company appealed the verdict and award of fees and costs and the appellate court reversed and vacated the judgment in favor of the Concord plaintiffs, including the award of fees and costs, and remanded the case for entry of judgment in favor of the Company. The Concord plaintiffs are seeking a rehearing to overturn the decision by the appellate court.

The Company previously reached agreements to settle or dismiss six additional suits, including five class-action lawsuits, filed after the 1998 Concord verdict, seeking to rely on the allegations and findings in the Concord suit. Reserves related to these settlements decreased from $58.4 million at December 31, 1999, to $27.9 million at March 31, 2000, as a result of payments made under the terms of the settlements. As a part of a settlement with a subset of one of the classes, additional payments could have been required based on the final resolution of the Concord suit. Based on the appellate court's decision, the Company is not required to make any additional payments under this settlement. Refer to Note 6 to the consolidated financial statements in the Company's 1999 Annual Report on Form 10-K for a more detailed description of the Concord and settled actions.
The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, which involve both on-and off-site waste disposal, in many instances seek compensation from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. In April 2000, the Company was notified by the Wisconsin Department of Natural Resources that it must complete a feasibility study and begin work that addresses polychlorinated biphenyl contamination in a creek and associated bank soils alleged to have come from a manufacturing facility that the Company closed in 1980. In light of existing reserves, the Company's environmental claims, including those discussed, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position.

Note 5 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company's operating segments for the quarters ended
March 31, 2000 and 1999 (in millions):

                                        Quarter Ended March 31
                                    2000                    1999
                               Net       Operating      Net       Operating
                              Sales       Earnings     Sales       Earnings

Marine Engine               $  429.0     $  60.9      $  386.7     $  53.5
Boat                           418.5        37.9         368.4        29.4
Marine eliminations            (79.4)        --          (69.7)        --
Total Marine                   768.1        98.8         685.4        82.9
Outdoor Recreation             193.8         4.9         213.1        13.6
Indoor Recreation              187.3        25.0         184.8        23.6
Corporate/Other                 (0.2)      (10.8)         (0.3)      (10.5)
Segment operating results   $1,149.0       117.9      $1,083.0       109.6
Strategic charge (1)                        (7.0)                      --
Operating earnings                       $ 110.9                   $ 109.6

(1) As described in Note 6, the Company recorded a $7.0 million strategic charge in the first quarter of 2000 related to the restructuring of the bicycle business.

Note 6 - Asset Write-Downs and Strategic Charges

During the fourth quarter of 1999, the Company committed to and initiated plans in the bicycle business to exit manufacturing, reduce warehouse capacity and administrative expenses and rationalize product offerings. As a result of these actions, the Company recorded a $178.0 million charge relating to the bicycle business in the fourth quarter of 1999. These charges included the write-off of goodwill of $133.6 million, inventory write-downs of $27.0 million and $10.5 million of fixed asset write-downs, along with other incremental costs associated with the actions of $6.9 million. An additional charge of $7.0 million for severance, related to the termination of approximately 1,250 employees, and other incremental costs was recorded in the first quarter of 2000.

During the third quarter of 1998, the Company recorded a pretax charge of $60.0 million to cover costs associated with strategic initiatives designed to streamline operations and enhance operating efficiencies in response to the effect of the economic situation in Asia and other emerging markets on its businesses.

The Company's accrued expense balances relating to the above-mentioned strategic charges as of March 31, 2000, and December 31, 1999, were as follows (in millions):

                       December 31,   2000         2000      March 31,
                          1999        Charge      Activity      2000

Severance                 $ --        $ 4.0      $   --       $ 4.0
Lease termination          10.9         --         (1.4)        9.5
Other incremental costs     5.5         3.0        (1.2)        7.3
Total                     $16.4       $ 7.0      $ (2.6)      $20.8


The balance of the severance-related accruals covers future payments to be made for severance actions. Lease termination costs are expected to be paid over the contractual terms of the leases. Fixed assets to be disposed under the 1999 charge totaled $16.5 million at December 31, 1999, and March 31, 2000. Related reserves were $10.5 million at December 31, 1999, and $10.8 million at March 31, 2000.

Note 7 - Comprehensive Income

Accumulated other comprehensive income includes cumulative translation, unrealized gains and losses on investments and minimum pension liability adjustments. Comprehensive income for the quarters ended March 31, 2000 and 1999, was as follows (in millions):

                                            Quarter Ended
                                              March 31
                                           2000      1999

       Net earnings                       $58.7     $57.6
       Other comprehensive income (loss)   (4.4)      0.4
       Comprehensive income               $54.3     $58.0



          Item 2. - Management's Discussion and Analysis

Overview

The Company's financial results in the first quarter of 2000 continue to reflect the favorable effect of its growth strategy: creating superior products and services by pursuing innovation and aggressively marketing its leading brands. Sales increased 6.1 percent to $1,149.0 million on strong contributions from the Boat and Marine Engine segments and from the fitness equipment business. Further, the Company focuses on effective cost management and investment in technology to enhance its cost position.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the consolidated statements of income for the quarters ended March 31, 2000 and 1999 (dollars in millions, except per share data):

                                              Quarter Ended March 31

                                                 2000        1999

   Net sales                                  $1,149.0    $1,083.0
     Percent increase                              6.1%       19.8%
   Operating earnings                         $  110.9    $  109.6
   Net earnings                               $   58.7    $   57.6
   Diluted earnings per share                 $   0.64    $   0.62
   Expressed as a percentage of net sales:
   Gross margin                                   27.3%       26.8%
   Selling, general and administrative expense    17.0%       16.7%
   Operating margin                                9.7%       10.1%

The amounts in the above table include a $7.0 million pretax ($4.5 million after tax) strategic charge recorded in the first quarter of 2000 related to the restructuring of the bicycle business. On a pro forma basis, excluding this item, amounts are as follows (dollars in millions, except per share data):

                                              Quarter Ended March 31
                                                 2000        1999

   Operating earnings                           $117.9      $109.6
      Percent increase                             7.6%        1.4%
   Operating margin                               10.3%       10.1%
   Net earnings                                 $ 63.2      $ 57.6
   Diluted earnings per share                   $ 0.69      $ 0.62

Sales increased by $66.0 million to $1,149.0 million in the first quarter of 2000 from $1,083.0 million in 1999. This increase primarily reflects continued improvements in boat sales driven by an improved mix of larger, higher-margin boats; gains in sales of marine engines due to strong demand for sterndrive engines and new low-emission outboard engines; and an increase in sales of fitness equipment due to a continuing strong health club market in the United States and the success of new product launches in the high-end consumer segment.

Gross margin percentages increased to 27.3 percent in 2000 from
26.8 percent in 1999. This increase reflects the benefits from the aforementioned shift in mix of boat sales and improved pricing and production efficiency in the boat business. In addition, prior year results include a $5.0 million inventory write-down in the camping business that favorably affects comparisons. These factors more than offset lower margins in the fishing tackle business due to pricing pressures on lower price-point products and reduced production volumes. In addition, margins in the bicycle business declined reflecting significant reductions in market pricing that principally occurred in the second half of 1999 and sales of close-out inventory which more than offset product cost reductions.

Selling, general and administrative expenses as a percent of sales increased to 17.0 percent in the first quarter of 2000 from 16.7 percent in the first quarter of 1999. This increase resulted from investment in new products and market development costs primarily in the marine engine and fitness equipment businesses that were partially funded through cost reduction efforts.

Operating earnings totaled $110.9 million in 2000 and $109.6 million in 1999. Excluding the $7.0 million strategic charge recorded in the first quarter of 2000 related to the restructuring of the bicycle business, operating earnings totaled $117.9 million and operating margins were 10.3 percent in 2000 versus 10.1 percent in 1999.

Other income and expense amounted to income of $0.3 million in 2000 compared with expense of $1.2 million in the first quarter of 1999. The Company's effective tax rate was 38.0 percent in the first quarters of 2000 and 1999.

Net earnings were $58.7 million in 2000 versus $57.6 million in 1999, and diluted earnings per share increased to $0.64 in the first quarter of 2000 from $0.62 in 1999. Excluding the previously mentioned strategic charge, net earnings were $63.2 million and diluted earnings per share were $0.69 in the first quarter of 2000, an 11.3 percent increase in diluted earnings per share versus 1999. Average common shares outstanding used to calculate diluted earnings per share decreased to 91.5 million in 2000 from
92.6 million in 1999 primarily reflecting stock repurchased during the first quarter of 2000.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the quarters ended March 31, 2000 and 1999 (dollars in millions):

                                        Quarter Ended March 31
                                          2000        1999

   Net sales                             $429.0      $386.7
   Operating earnings                    $ 60.9      $ 53.5
   Operating margin                        14.2%       13.8%
   Capital expenditures                  $  8.4      $ 10.4

Marine Engine segment sales increased 10.9 percent to $429.0 million in the first quarter of 2000 from $386.7 million resulting from double-digit growth in outboard and sterndrive engines driven by consumer demand, new products and a favorable shift in product mix to larger sterndrives.

Operating earnings were $60.9 million in the first quarter of 2000, compared with $53.5 million in the same period last year, and operating margins were 14.2 percent in 2000 versus 13.8 percent in 1999. The operating margin increase reflects effective cost management efforts that more than offset investments made in new product and market development. In addition, the segment results continued to reflect the unfavorable margin differential between low-emission and traditional outboard offerings due to higher initial production costs.

Boat Segment

The following table sets forth Boat segment results for the quarters ended March 31, 2000 and 1999 (dollars in millions):

                                        Quarter Ended March 31
                                           2000        1999

   Net sales                             $418.5      $368.4
   Operating earnings                    $ 37.9      $ 29.4
   Operating margin                         9.1%        8.0%
   Capital expenditures                  $  8.5      $  6.4

The Boat segment reported a 13.6 percent increase in sales to $418.5 million in the first quarter of 2000 from $368.4 million as a result of continued strong demand for larger boats.

Operating earnings for the segment were $37.9 million in the first quarter of 2000, compared with $29.4 million in the same period of 1999. Operating margins were 9.1 percent versus 8.0 percent in 1999. The change in operating margins reflects improved pricing, the benefits from continued growth in sales of larger, higher-margin boats and actions taken in 1999 to improve the segment's cost position.

Outdoor Recreation Segment

The following table sets forth Outdoor Recreation segment results for the quarters ended March 31, 2000 and 1999 (dollars in millions):

                                        Quarter Ended March 31
                                          2000        1999

   Net sales                             $193.8      $213.1
   Operating earnings                    $  4.9      $ 13.6
   Operating margin                         2.5%        6.4%
   Capital expenditures                  $  5.9      $  8.4


In the first quarter of 2000, Outdoor Recreation segment sales decreased 9.1 percent to $193.8 million from $213.1 million. Bicycle sales declined as pricing pressures, particularly at lower price points, led to lower average selling prices in the current year. The Company continues to experience strong demand at retail for Mongoose-branded bikes. However, sales volume comparisons with the prior year were unfavorable due to expanded distribution of product into the mass merchant channel in the prior year when retailers were building inventories. Sales of camping equipment also declined reflecting weakness in demand following the year 2000 rollover, along with softness in pricing and a decrease in product offerings. Sales of coolers and fishing tackle were comparable with the prior-year levels.

Operating earnings decreased 64.0 percent to $4.9 million in the first quarter of 2000, from $13.6 million in 1999, and operating margins for the segment were 2.5 percent in 2000 compared with 6.4 percent in 1999. The margin decline reflects decreases in fishing margins due to pricing pressures on lower price-point products, decreased production volumes and increased investment in new products and information systems. In the bicycle business, the previously mentioned decreases in market pricing for bicycles versus the prior period along with the effects of liquidating bicycle inventory were partially offset by product cost reductions. In addition, camping results in the prior year include a $5.0 million inventory write-down provision.

The results of this segment continue to reflect the effects of pricing pressure in the bicycle, camping and fishing businesses caused by competition from low-cost products imported from Asia. Management is taking actions in each of the businesses to address this issue. In the fourth quarter of 1999, the Company embarked on a plan to address the profitability of its bicycle business that included exiting bicycle manufacturing operations, outsourcing bicycle manufacturing, reducing warehouse capacity and administrative personnel and rationalizing product offerings.
This transition is expected to be completed in the second quarter of 2000. In the first quarter of 2000, the Company recorded a $7.0 million strategic charge related to the actions committed to in the fourth quarter of 1999 for severance and other related exit costs. This charge is not included in the segment's operating results. The first quarter results reflect the disposal of inventory that was written-down to break-even in the fourth quarter of 1999. In the second quarter of 2000, the Company will continue its efforts to liquidate inventory and complete the shutdown of its bicycle manufacturing, which may result in production inefficiencies. The Company expects to see the benefits from these actions in the second half of 2000.

In 1999, the Company streamlined the product offerings in its camping business, focusing on higher-margin, differentiated products and also introduced products under the Igloo brand name late in the year. First quarter 2000 results did not reflect the benefits of these actions as sales of new products did not offset the effects of reduced product offerings and competition from imported products. Additionally, the Company continued to sell discontinued products at break-even, which negatively affected operating margins. In the fishing business, the Company is transitioning to Asian sourcing on certain low-end product offerings. The costs associated with this action are not expected to be significant. It is unlikely that these actions in the camping and fishing businesses will benefit results until 2001. Additional actions could be required to address the profitability of these businesses, which could result in significant charges to income.

Indoor Recreation Segment

The following table sets forth Indoor Recreation segment results for the quarters ended March 31, 2000 and 1999 (dollars in millions):

                                        Quarter Ended March 31
                                          2000        1999

   Net sales                             $187.3      $184.8
   Operating earnings                    $ 25.0      $ 23.6
   Operating margin                        13.3%       12.8%
   Capital expenditures                  $  3.9      $  5.7

The Indoor Recreation segment recorded sales of $187.3 million in the first quarter of 2000, an increase of 1.4 percent from 1999. This increase was a result of growth in fitness equipment sales due to a continuing strong health club market in the United States and the success of new product launches in the high-end consumer segment. Partially offsetting these gains was a decline in revenues from the bowling business resulting from decreases in equipment sales due to reductions in distributor inventories and declines in bowling center revenues due to the divestiture of five bowling centers during the prior year. The Company continues to experience strong improvements in sales at upgraded bowling centers.

Operating earnings totaled $25.0 million in the first quarter of 2000 versus $23.6 million in 1999, a 5.9 percent increase. Operating margins were 13.3 percent in 2000 compared with 12.8 percent in 1999. These improvements reflect increased sales of fitness equipment and continued cost containment in the bowling business.

Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments. Cash and cash equivalents totaled $123.8 million at March 31, 2000, up from $100.8 million at the end of 1999.

Cash used for operating activities for the first quarter of 2000 reflects a seasonal build in working capital and totaled $58.5 million in 2000 versus $105.9 million in 1999. The improvement in cash used for operating activities between periods reflects the benefits of improved working capital management and an improvement in income tax-related cash flows that more than offset $30.5 million of payments made in connection with antitrust litigation settlements.

During the first quarter of 2000, the Company invested $27.3 million in capital expenditures, compared with $31.1 million in 1999. Total debt at March 31, 2000, increased to $918.3 million versus $730.2 million at the end of 1999 due to increased commercial paper borrowings to fund working capital requirements, stock repurchases and capital expenditures. Debt-to-capitalization ratios at these dates were 41.5 percent and 36.0 percent, respectively.

On February 8, 2000, the Company announced a program to repurchase $100 million of its common stock from time-to-time in the open market or through privately negotiated transactions. During the first quarter of 2000, the Company repurchased 2.9 million shares of its common stock for $51.9 million in open market transactions under this program. The Company also repurchased additional shares for $0.5 million under a systematic repurchase program in the first quarter of 2000.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company had $285.4 million in outstanding commercial paper at March 31, 2000, with additional borrowing capacity of $114.6 million under the Company's $400 million long-term credit agreement with a group of banks. The Company has $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. Management believes that these factors provide adequate sources of liquidity to meet its long-term and short-term needs.

Refer to Note 4 to the consolidated financial statements and Note 6 to the consolidated financial statements in the Company's 1999 Annual Report on Form 10-K for disclosure of the potential cash requirements of environmental proceedings. On October 27, 1999, the United States Tax court issued a ruling that upheld an Internal Revenue Service determination that resulted in an increase in the short-term capital gains and income distributions from two partnership investments for 1990 and 1991. This decision increases the Company's tax liability relating to those years by approximately $60.0 million, plus accrued interest, but will not have an unfavorable effect on the Company's results of operations. The Company is evaluating whether to appeal this decision. This matter is more fully described in Note 13 to the consolidated financial statements in the Company's 1999 Annual Report on Form 10-K

Legal Proceedings

On March 24, 2000, the United States Court of Appeals for the Eighth Circuit issued an opinion reversing and vacating an adverse verdict entered against the Company in favor of a buying group of boat-builder customers in the case Concord Boat Corporation, et al. v. Brunswick Corporation (Concord). In June 1998, a jury had awarded the Concord plaintiffs treble damages totaling $133.2 million based on alleged antitrust violations involving the sale of sterndrive and inboard marine engines. The Concord plaintiffs were also awarded attorney fees and costs. The Company appealed the verdict and award of fees and costs and the appellate court reversed and vacated the judgment in favor of the Concord plaintiffs, including the award of fees and costs and remanded the case for entry of judgment in favor of the Company. The Concord plaintiffs are seeking a rehearing to overturn the decision by the appellate court.

The Company previously reached agreements to settle or dismiss six additional suits, including five class-action lawsuits, filed after the 1998 Concord verdict, seeking to rely on the allegations and findings in the Concord suit. As previously discussed, the Company made payments totaling $30.5 million relating to these settlements in the first quarter of 2000. The remaining payments, estimated at $27.9 million, are expected to be paid through 2001. As a part of a settlement with a subset of one of the classes, additional payments could have been required based on the final resolution of the Concord suit. Based on the appellate court's decision, the Company is not required to make any additional payments under this settlement.

Forward Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the effect of economic conditions on market demand for the Company's products; inventory adjustments by major retailers; competitive pricing pressures; the success of marketing and cost-management programs; the ability to liquidate inventory and cease bicycle manufacturing operations within the time, cost and manner estimated; the ability to outsource the production of bicycles and fishing reels; imports from Asia and competition from Asian competitors; the dependence of the Outdoor Recreation segment on mass merchants; the Company's ability to develop and produce new products; new and competing technologies; and adverse weather conditions retarding sales of outdoor recreation products.


                   PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Note 4 to Consolidated Financial Statements in Part I of this
Quarterly Report on Form 10-Q on pages 6 and 7 is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

At the April 26, 2000, Annual Meeting of Shareholders of the Company, Messrs. George W. Buckley, Michael J. Callahan, Manuel A. Fernandez, Peter B. Hamilton and Roger W. Schipke were elected directors of the Company for terms expiring at the 2003 Annual Meeting and Ms. Dorrit J. Bern was elected a director of the Company for a term expiring at the 2002 Annual Meeting. The numbers of shares voted with respect to these directors were:

     Nominees                         For               Withheld

     Dorrit J. Bern                75,510,550          1,243,210
     George W. Buckley             75,376,538          1,377,223
     Michael J. Callahan           75,557,983          1,195,778
     Manuel A. Fernandez           75,544,973          1,208,778
     Peter B. Hamilton             75,491,265          1,262,495
     Roger W. Schipke              75,347,321          1,406,440

At the Annual Meeting, the Board of Directors' appointment of Arthur Andersen LLP as auditors for the Company and its subsidiaries for the year 2000 was ratified pursuant to the following vote:

                                    Number of
                                     Shares

                 For               75,934,076
                 Against              376,540
                 Abstain              443,146

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits.

     3.  By-Laws of the Company

(b)  Reports on Form 8-K.

     1.  The Company filed a Current Report on Form 8-K dated
     January 4, 2000, reporting in Item 5 that it had settled a class-action lawsuit.

     2.  The Company filed a Current Report on Form 8-K dated
     January 20, 2000, reporting in Item 5 that it had announced plans to restructure its bicycle division.

     3. The Company filed a Current Report on Form 8-K dated March 29, 2000, reporting in Item 5 that the United States Court of Appeals for the Eighth Circuit had issued an opinion reversing and vacating a $133.2 million verdict entered against the Company in an antitrust lawsuit.


                            Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRUNSWICK CORPORATION

May 11, 2000                       By: /s/ Victoria J. Reich
                                   Victoria J. Reich
                                   Senior Vice President and
                                     Chief Financial Officer

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


                            ARTICLE III

                             DIRECTORS

     Section 1. The number of directors shall be fourteen, but the number of directors may, from time to time, be altered by amendment of these by-laws in accordance with the certificate of incorporation.

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