Form 10-Q
period 2000-06-30
BRUNSWICK CORP
filed 2000-08-09
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934


For the quarterly period ended June 30, 2000

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

  Yes  X        No


At August 1, 2000, there were 87,291,711 shares of common stock
($0.75 par value) outstanding.

                        PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                             BRUNSWICK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE PERIODS ENDED JUNE 30
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                        QUARTER                     SIX MONTHS
                                                                            ENDED JUNE 30                 ENDED JUNE 30
                                                                         2000           1999           2000           1999
NET SALES                                                             $ 1,136.8      $ 1,043.7      $ 2,171.7      $ 1,988.8
Cost of sales                                                             799.5          732.2        1,537.3        1,408.5
Selling, general and administrative expense                               182.1          174.8          358.4          336.9
    OPERATING EARNINGS                                                    155.2          136.7          276.0          243.4
Interest expense                                                          (18.8)         (15.1)         (35.2)         (30.6)
Other income (expense)                                                     (0.4)           2.1            0.7            1.4
    EARNINGS BEFORE INCOME TAXES                                          136.0          123.7          241.5          214.2
Income tax provision                                                      (50.5)         (45.9)         (90.6)         (80.3)
    EARNINGS BEFORE INCOME TAXES                                           85.5           77.8          150.9          133.9
Earnings (loss) from discontinued operations, net of tax                  (65.0)           4.6          (71.7)           6.1
Loss from disposal of discontinued operations, net of tax                (125.0)           -           (125.0)           -

    NET EARNINGS (LOSS)                                               $  (104.5)     $    82.4      $   (45.8)     $   140.0

BASIC EARNINGS PER COMMON SHARE:
    Earnings from continuing operations                               $    0.97      $    0.85      $    1.68      $    1.46
    Earnings (loss) from discontinued operations                          (0.74)          0.05          (0.80)          0.07
    Loss from disposal of discontinued operations                         (1.42)           -            (1.39)           -
    Net earnings (loss)                                               $   (1.19)     $    0.90      $   (0.51)     $    1.52

DILUTED EARNINGS PER COMMON SHARE:
    Earnings from continuing operations                               $    0.97      $    0.84      $    1.68      $    1.45
    Earnings (loss) from discontinued operations                          (0.74)          0.05          (0.80)          0.07
    Loss from disposal of discontinued operations                         (1.42)           -            (1.39)           -
    Net earnings (loss)                                               $   (1.19)     $    0.89      $   (0.51)     $    1.51

AVERAGE SHARES USED FOR COMPUTATION OF:
  BASIC EARNINGS PER SHARE                                                 88.1           91.9           89.8           91.9
  DILUTED EARNINGS PER SHARE                                               88.1           92.6           89.8           92.5

CASH DIVIDENDS DECLARED PER COMMON SHARE                              $   0.125      $   0.125      $    0.25      $    0.25

The notes are an integral part of these consolidated statements.

                         BRUNSWICK CORPORATION
                       CONSOLIDATED BALANCE SHEETS
        AS OF JUNE 30, 2000, DECEMBER 31, 1999, AND JUNE 30, 1999
                     (IN MILLIONS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                                                  June 30,      December 31,      June 30,

ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost,
    which approximates market                                                  $    134.9      $    100.8      $    108.2
  Accounts and notes receivable,
    less allowances of $22.8, $18.9 and $19.6                                       510.4           391.7           463.5
  Inventories
    Finished goods                                                                  292.2           245.5           211.1
    Work-in-process                                                                 153.2           145.0           141.3
    Raw materials                                                                    97.3            84.5            77.7
      Net inventories                                                               542.7           475.0           430.1
  Prepaid income taxes                                                              364.8           257.2           228.0
  Prepaid expenses                                                                   39.4            53.1            45.5
  Income tax refund receivable                                                        -              25.1             -
  Net assets of discontinued operations offered for sale                            229.0           336.1           557.6
      CURRENT ASSETS                                                              1,821.2         1,639.0         1,832.9

PROPERTY
  Land                                                                               72.6            73.2            70.0
  Buildings                                                                         396.9           386.0           383.1
  Equipment                                                                         994.7           977.2           921.9
      Total land, buildings and equipment                                         1,464.2         1,436.4         1,375.0
  Accumulated depreciation                                                         (762.0)         (731.5)         (710.8)
      Net land, buildings and equipment                                             702.2           704.9           664.2
  Unamortized product tooling costs                                                 121.9           125.0           111.9
      NET PROPERTY                                                                  824.1           829.9           776.1

OTHER ASSETS
  Goodwill                                                                          489.9           497.8           500.1
  Other intangibles                                                                  82.0            88.3            93.9
  Investments                                                                        97.5            64.3            83.1
  Other long-term assets                                                            181.8           169.5           165.0
      OTHER ASSETS                                                                  851.2           819.9           842.1

TOTAL ASSETS                                                                   $  3,496.5      $  3,288.8      $  3,451.1

The notes are an integral part of these consolidated statements.

                          BRUNSWICK CORPORATION
                       CONSOLIDATED BALANCE SHEETS
        AS OF JUNE 30, 2000, DECEMBER 31, 1999, AND JUNE 30, 1999
                     (IN MILLIONS, EXCEPT SHARE DATA)
                                (UNAUDITED)

                                                                                 JUNE 30,      December 31,      June 30,
                                                                                   2000            1999            1999
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including
    current maturities of long-term debt                                       $    274.5      $    107.7      $    188.1
  Accounts payable                                                                  267.7           266.5           241.0
  Accrued expenses                                                                  820.0           648.2           564.2
  Accrued income taxes                                                               19.2             -              28.2
      CURRENT LIABILITIES                                                         1,381.4         1,022.4         1,021.5

LONG-TERM DEBT
  NOTES, MORTGAGES AND DEBENTURES                                                   615.8           622.5           629.1

DEFERRED ITEMS
  Income taxes                                                                      132.9           131.9           161.2
  Postretirement and postemployment benefits                                        143.2           141.7           142.4
  Compensation and other                                                             79.5            70.1            65.8
      DEFERRED ITEMS                                                                355.6           343.7           369.4

COMMON SHAREHOLDERS' EQUITY
  Common stock; authorized: 200,000,000 shares,
    $0.75 par value; issued: 102,538,000 shares                                      76.9            76.9            76.9
  Additional paid-in capital                                                        314.4           314.3           312.9
  Retained earnings                                                               1,113.3         1,181.5         1,306.5
  Treasury stock, at cost:
   15,261,000; 10,727,000 and 10,690,000 shares                                    (297.3)         (214.0)         (209.8)
  Unamortized ESOP expense and other                                                (45.1)          (49.3)          (52.0)
  Accumulated other comprehensive income (loss)                                     (18.5)           (9.2)           (3.4)
      COMMON SHAREHOLDERS' EQUITY                                                 1,143.7         1,300.2         1,431.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  3,496.5      $  3,288.8      $  3,451.1

The notes are an integral part of these consolidated statements.

                                      BRUNSWICK CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED JUNE 30
                                          (IN MILLIONS)
                                           (UNAUDITED)

                                                                                            2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                                      $(45.8)         $140.0
  Depreciation and amortization                                                              79.5            76.7
  Changes in noncash current assets
     and current liabilities                                                               (143.2)         (131.3)
  Litigation settlement payments                                                            (47.6)             -
  Income taxes                                                                               51.3             4.9
  Loss on discontinued operations                                                           196.7              -
  Other, net                                                                                 (6.3)           (4.3)
     NET CASH PROVIDED BY CONTINUING OPERATIONS                                              84.6            86.0
     NET CASH USED FOR DISCONTINUED OPERATIONS                                               (0.4)          (18.2)
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                               84.2            67.8

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                      (65.0)          (57.9)
  Investments                                                                               (41.2)             -
  Acquisitions of businessess                                                                  -             (2.3)
  Other, net                                                                                  4.4             3.1
     NET CASH USED FOR CONTINUING OPERATIONS                                               (101.8)          (57.1)
     NET CASH USED FOR DISCONTINUED OPERATIONS                                               (1.6)           (9.5)
     NET CASH USED FOR INVESTING ACTIVITIES                                                (103.4)          (66.6)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net issuances/repayments of commercial paper
    and other short-term debt                                                               164.1            16.2
  Payments of long-term debt including
    current maturities                                                                       (3.9)           (4.6)
  Cash dividends paid                                                                       (22.4)          (23.0)
  Stock repurchases                                                                         (85.4)          (10.5)
  Stock options exercised                                                                     0.9             2.8
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                    53.3           (19.1)

Net increase (decrease) in cash and cash equivalents                                         34.1           (17.9)
Cash and cash equivalents at January 1                                                      100.8           126.1

CASH AND CASH EQUIVALENTS AT JUNE 30                                                       $134.9          $108.2

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                                            $ 36.3          $ 31.7
  Income taxes paid, net                                                                   $ 39.3          $ 79.1
  Treasury stock issued for compensation plans and other                                   $  1.1          $  8.4

The notes are an integral part of these consolidated statements.

                       Brunswick Corporation
            Notes to Consolidated Financial Statements
        June 30, 2000, December 31, 1999, and June 30, 1999
                            (unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K. These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended June 30, 2000 and 1999. The interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

Note 2 - Earnings Per Common Share

There is no difference in the net earnings used to compute basic and diluted earnings per share. The difference in the average shares of common stock outstanding used to compute basic and diluted earnings per share is caused by potential common stock relating to employee compensation plans. The average number of shares of potential common stock was less than 0.1 million for the quarter and six-month periods ended June 30, 2000. The average number of shares of potential common stock was 0.7 million and 0.6 million for the quarter and six-month period ended June 30, 1999, respectively.

Note 3 - Debt

Commercial paper outstanding increased to $262.9 million at June 30, 2000, compared with $95.0 million at December 31, 1999, to fund seasonal working capital requirements, stock repurchases and capital expenditures. The weighted-average interest rate for commercial paper borrowings was 6.56 percent and 5.07 percent for the quarters ended June 30, 2000 and 1999, respectively, and 6.34 percent and 5.14 percent for the six-month periods ended June 30, 2000 and 1999, respectively.

Note 4 - Legal and Environmental

On March 24, 2000, the United States Court of Appeals for the Eighth Circuit issued an opinion reversing and vacating a verdict entered against the Company in the case Concord Boat Corporation, et al. v. Brunswick Corporation (Concord). In June 1998, a jury had awarded the Concord plaintiffs treble damages totaling $133.2 million based on alleged antitrust violations involving the sale of sterndrive and inboard marine engines. The Concord plaintiffs were also awarded attorneys' fees and costs. The Company appealed and the appellate court reversed and vacated the judgment, including the award of fees and costs, remanding the case for entry of judgment in the Company's favor. On June 13, 2000, the appellate court denied the Concord plaintiffs' motion for a rehearing. The Concord plaintiffs may seek review of the appellate court's decision by the United States Supreme Court, but review by the Court is discretionary.

The Company previously reached agreements to settle or dismiss six additional suits, including five class-action lawsuits filed after the 1998 Concord verdict, seeking to rely on the allegations and findings in the Concord suit. Reserves related to these settlements decreased from $58.4 million at December 31, 1999, to $10.8 million at June 30, 2000, as a result of payments made under the terms of the settlements. Refer to Note 6 to the consolidated financial statements in the Company's 1999 Annual Report on Form 10-K for a more detailed description of the Concord suit and settled actions.

On October 26, 1999, a federal court jury in Seattle, Washington, awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against the Company, as successor in interest to the predecessor entities of its Life Fitness division, upon the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. Precor was also awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award. The Company has appealed the verdict and the award of attorneys' fees. On May 23, 2000, a $13.0 million surety bond was issued to secure damages while the Company pursues its appeal. While there can be no assurances, the Company believes it is likely to prevail on the Precor appeal and obtain either a new trial or judgment in its favor. The Company is unable to predict the outcome of the Precor case, and accordingly, no expense for this case has been recorded.

The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, involving both on- and off-site waste disposal or other contamination, in many instances seek compensation from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. Refer to
Note 6 to the consolidated financial statements in the Company's 1999 Annual Report on Form 10-K for disclosure of the potential cash requirements of environmental proceedings.

The Company has been identified by the Wisconsin Department of Natural Resources (WDNR) as being responsible for part of the polychlorinated biphenyl (PCB) contamination in a creek alleged to have come from a manufacturing facility that the Company closed in 1980. The Company has undertaken studies of the creek and has removed PCB contaminated sediment from a portion of the creek.
The WDNR has notified the Company that it must complete a feasibility study that addresses additional contamination in the
creek and undertake additional remediation efforts.   The Company
is currently unable to fully estimate the cost of the remaining work because of uncertainty as to the full extent of the PCB contamination, the applicable cleanup criteria, the methodology to be used to address the contamination and other factors. The ultimate cost of the work could exceed the range of exposure estimated at year end and any provisions required to increase reserves could be significant to the Company's results of operations in the period recognized, but management does not believe that it will have a material adverse effect on the Company's consolidated financial position or liquidity.

Note 5 - Segment Data

In conjunction with its June 27, 2000, announcement to divest its bicycle, camping and fishing businesses, the Company's segments have been realigned to be consistent with the remaining businesses and current reporting structure. The Company's reportable segments are: Marine Engine, Boat and Recreation. Prior-year numbers have been restated to conform with the current presentation.

The Marine Engine segment markets and manufactures outboard, sterndrive and inboard engines, marine parts and accessories and electric trolling motors. These products are principally sold directly to boat builders or through dealers worldwide. The segment also manufactures and distributes boats in certain international markets. The Company's engine manufacturing plants are located primarily in the United States, and sales are also primarily in the United States.

The Boat segment markets and manufacturers a complete line of pleasure boats, including runabouts, cruisers, yachts, high-performance boats and offshore fishing boats, which are marketed through dealers. The segment's boat plants are located in the United States, and sales are primarily in the United States.

The Recreation segment markets and manufactures fitness equipment, including treadmills, cross-training equipment, stationary bikes and weight-training equipment; bowling capital equipment, including lanes, pinsetters, automatic scorers, bowling balls and other accessories; coolers including, ice chests, beverage coolers, and thermoelectric products; billiards tables and accessories; and shooting sports accessories; and operates bowling centers. These products are manufactured in plants in the United States and sourced from or manufactured in foreign locations. Fitness equipment is sold primarily in the United States and Europe to health clubs, military, government, corporate and university facilities, and consumers through specialty retail shops. Bowling capital equipment is sold through a direct sales force in the United States and foreign markets, primarily Europe and Asia. Bowling balls, coolers, shooting sports accessories and billiards equipment are predominately sold in the United States and are distributed primarily through mass merchandisers, sporting goods stores and specialty shops.

The following table sets forth net sales and operating earnings of each of the Company's reportable segments for the quarter and six-month periods ended June 30, 2000 and 1999 (in millions):

                                          Quarter ended June 30
                                     2000                     1999
                                 Net       Operating      Net       Operating
                                Sales      Earnings      Sales       Earnings
Marine Engine                $  543.7       $102.7    $  488.2       $ 91.1
Boat                            409.3         47.1       390.7         39.8
Marine eliminations             (83.9)         --        (76.6)         --
  Total Marine                  869.1        149.8       802.3        130.9
Recreation                      267.8         15.6       241.4         17.1
Corporate/Other                  (0.1)       (10.2)       --          (11.3)
Total continuing operations  $1,136.8       $155.2    $1,043.7       $136.7



                                         Six Months ended June 30
                                        2000                  1999
                                 Net       Operating     Net       Operating
                                Sales       Earnings    Sales       Earnings
Marine Engine                $  992.4       $165.2    $  891.0     $  147.8
Boat                            827.8         85.0       759.1         69.2
Marine eliminations            (163.3)        --        (146.3)         --
  Total Marine                1,656.9        250.2     1,503.8        217.0
Recreation                      515.1         46.7       485.1         48.3
Corporate/Other                  (0.3)       (20.9)       (0.1)       (21.9)
Total continuing operations  $2,171.7       $276.0    $1,988.8     $  243.4

                                        8

The following table sets forth the total assets of each of the Company's reportable segments at June 30, 2000, and December 31,
1999 (in millions):

                                   June 30,      December 31,
                                     2000           1999

     Marine Engine                $  871.0         $  768.3
     Boat                            633.7            594.1
        Total Marine               1,504.7          1,362.4
     Recreation                    1,098.8          1,052.4
     Corporate/Other                 664.0            537.9
     Total continuing oeprations   3,267.5          2,952.7
     Discontinued operations         229.0            336.1
     Total assets                 $3,496.5         $3,288.8



Note 6 - Discontinued Operations

On June 27, 2000, the Company announced its intention to divest its bicycle, camping and fishing businesses. The consolidated financial statements for all periods have been restated to present the bicycle, camping and fishing businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The Company intends to dispose of the assets of these businesses through sales transactions.

Results from discontinued operations for the quarter and six-month periods ended June 30, 2000 and 1999, were as follows (in millions):

                                  Quarter ended    Six Months ended
                                     June 30           June 30
                                  2000     1999     2000      1999

Net sales                       $ 138.7   $131.6   $ 252.9    $269.7
Pretax earnings (loss):
Earnings (loss) from            $ (99.0)  $  7.5   $(109.8)   $  9.8
 discontinued operations
Loss from disposal of
 discontinued operations         (189.0)     --     (189.0)      --
Pretax earnings (loss)          $(288.0)  $  7.5   $(298.8)   $  9.8


The pretax loss from discontinued operations of $99.0 million in the second quarter of 2000 includes the write-off of goodwill and other long-term assets related to the camping business ($76.0 million pretax, $50.0 million after tax). The write-off was necessary as the Company determined that additional actions would not improve operating performance to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, primarily severance in the fishing and camping businesses necessitated by a change in business conditions and the decision to source certain fishing reels that were previously manufactured. The year-to-date results for the discontinued operations include a $7.0 million strategic charge that was recorded in the first quarter of 2000 for the bicycle business, which is discussed further in Note 7 to the consolidated financial statements.

The loss from disposal recorded in the second quarter totaled $189.0 million pretax and $125.0 million after tax. This loss was based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses through the disposition date.

The net assets of these businesses have been segregated as net assets of discontinued operations offered for sale. Net assets of discontinued operations offered for sale at June 30, 2000, of $229.0 million, consisted of current assets and liabilities and net property, plant and equipment. The balance of the accrual established in connection with the divestiture of the discontinued operations at June 30, 2000, was $189.0 million.

Note 7 - Asset Write-Downs and Strategic Charges

During the fourth quarter of 1999, prior to the announcement of its intention to divest the bicycle business, the Company committed to and initiated plans to exit bicycle manufacturing facilities, reduce warehouse capacity and administrative expenses and rationalize product offerings. As a result of these actions, the Company recorded a $178.0 million charge to operating earnings relating to the bicycle business in the fourth quarter of 1999.
These charges included the write-off of goodwill of $133.6 million, inventory write-downs of $27.0 million and $10.5 million of fixed asset write-downs, along with other incremental costs associated with the actions of $6.9 million. An additional charge of $7.0 million for severance, related to the termination of approximately 1,250 employees, and other incremental costs was recorded in the first quarter of 2000. Approximately 45 percent of the planned severance actions have been completed, with the remainder expected to occur before the end of the third quarter of 2000.


During the third quarter of 1998, the Company recorded a pretax charge of $60.0 million to cover costs associated with strategic initiatives designed to streamline operations and enhance operating efficiencies in response to the effect of the economic situation in Asia and other emerging markets on its businesses.

The following table sets forth the activity in the accrued expense balances relating to the above-mentioned strategic charges at June 30, 2000 (in millions):

                            December 31,  2000       2000       June 30,
                              1999       Charge     Activity      2000

Severance                    $ --        $ 4.0       $ (1.9)     $ 2.1
Lease termination             10.9          --         (1.8)       9.1
Other incremental costs        5.5         3.0         (2.2)       6.3
  Total                      $16.4       $ 7.0       $ (5.9)     $17.5

The balance of the severance-related accruals covers future payments to be made for severance actions. Lease termination costs are expected to be paid over the contractual terms of the leases. Fixed assets to be disposed under the 1999 charge totaled $16.5 million at December 31, 1999, and $13.0 million at June 30, 2000. Related reserves were $10.5 million at December 31, 1999, and $7.7 million at June 30, 2000.

Note 8 - Comprehensive Income (Loss)

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments, unrealized gains and losses on investments and minimum pension liability adjustments.
Comprehensive income (loss) for the quarter and six-month periods ended June 30, 2000 and 1999, was as follows (in millions):

                                    Quarter ended      Six Months ended
                                        June 30            June 30
                                      2000     1999     2000      1999

Net earnings (loss)                 $(104.5)   $82.4    $(45.8)  $140.0
Other comprehensive income (loss)      (4.9)     2.0      (9.3)     2.4
 Comprehensive income (loss)        $(109.4)   $84.4    $(55.1)  $142.4


Note 9 - Income Taxes

On October 27, 1999, the United States Tax Court issued a ruling that upheld an Internal Revenue Service (IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. On July 17, 2000, the Company filed a Notice of Appeals for the District of Columbia seeking a reversal of the United States Tax Court's
decision.                    10

If the Company does not prevail in its appeal, the amount of taxes due would total approximately $60 million, plus interest, net of tax, of approximately $50 million. The Company is also in the process of settling IRS audits on open tax years 1989 through 1991 and anticipates favorable adjustments that would decrease the total tax owed to approximately $40 million, with the accompanying interest, net of tax, of approximately $30 million. The interest components and resulting total cash payment will continue to increase until the tax liability is resolved. The cash payments related to an unfavorable resolution in this matter are not likely to occur until 2002. The Company does not anticipate any adverse effects on its results of operations in the event of an unfavorable resolution of this matter. This matter is more fully described in Note 13 to the consolidated financial statements in the Company's 1999 Annual Report on Form 10-K.

Note 10 - Subsequent Events

A $133.2 million surety bond was issued in 1998 to secure damages awarded in the Concord suit, which was previously described in
Note 4 to the consolidated financial statements, while the Company pursued its appeal of the suit. On July 10, 2000, the appellate court ordered the release of the bond in the Concord suit, relieving the Company from any and all obligation to maintain the $133.2 million surety bond previously ordered by the trial court.

On July 14, 2000, the Company filed a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the Company's appeal of a United States Tax Court determination. This matter is more fully described in Note 9 to the consolidated financial statements.

Item 2. - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Matters Affecting Comparability

On June 27, 2000, the Company announced its intention to divest its bicycle, camping and fishing businesses. The consolidated financial statements present the results from these businesses as discontinued operations. In conjunction with this announcement, the Company's segments have been realigned to be consistent with the remaining businesses and current reporting structure. The Company's reportable segments are: Marine Engine, Boat and Recreation. Prior-year numbers have been restated to conform with the discontinued operations and new segment presentation. Refer to Note 5 to the consolidated financial statements for a description of the businesses that comprise each of the reportable segments.

Results of Operations

Consolidated

The following table sets forth certain amounts, along with ratios and relationships calculated from the consolidated statements of income, for the quarter and six-month periods ended June 30, 2000 and 1999 (dollars in millions, except share data):

                                             Quarter ended        Six Months ended
                                                June 30               June 30
                                           2000      1999         2000       1999
Net sales                               $1,136.8   $1,043.7     $2,171.7   $1,988.8
 Percent increase                            8.9%       6.7%         9.2%      11.1%
Operating earnings                      $  155.2   $  136.7     $  276.0   $  243.4
Earnings from continuing operations     $   85.5   $   77.8     $  150.9   $  133.9
Earnings (loss) from discontinued
 operations, net of tax                    (65.0)       4.6        (71.7)       6.1
Loss from disposal of discontinued
 operations, net of tax                   (125.0)       --        (125.0)       --
Net earnings (loss)                     $ (104.5)  $   82.4     $  (45.8)  $  140.0
Diluted earnings per share from
 continuing operations                  $   0.97   $   0.84     $   1.68   $   1.45
Diluted earnings (loss) per share
 from discontinued operations              (0.74)      0.05        (0.80)      0.07
Diluted loss per share from disposal
 of discontinued operations                (1.42)       --         (1.39)       --
Diluted earnings (loss) per share       $  (1.19)  $   0.89     $  (0.51)  $   1.51
Expressed as a percentage of net sales:
Gross margin                                 29.7%     29.8%        29.2%      29.2%
Selling, general and administrative
 expense                                     16.0%     16.7%        16.5%      16.9%
Operating margin                             13.7%     13.1%        12.7%      12.2%


Sales increased by $93.1 million, or 8.9 percent, to $1,136.8 million in the second quarter of 2000. In the year-to-date period, sales increased by $182.9 million to $2,171.7 million from $1,988.8 million in the comparable period of 1999. The increases in the periods reflect sales gains resulting from strong demand for low-emission outboard engines in both the domestic and international markets, as well as for sterndrive engines; continued growth in sales of larger, higher-margin cruisers and yachts; and from growth in fitness equipment sales due to an ongoing strong health club market in the United States, combined with the successful results from new product introductions in the commercial and high-end consumer segments.

Gross margin percentages decreased 10 basis points in the second quarter of 2000 to 29.7 percent from 29.8 percent in the comparable quarter of 1999. The gross margin for the first half of 2000 was
29.2 percent, consistent with the first half of 1999. These gross margin comparisons reflect unfavorable currency movements resulting from a stronger dollar against key currencies, primarily the Euro, which were offset by a more favorable product mix and improved pricing in boats.

In the second quarter of 2000, selling, general and administrative (SG&A) expenses as a percent of sales decreased 70 basis points to
16.0 percent from 16.7 percent in the second quarter of 1999. In the year-to-date period, SG&A expenses as a percent of sales declined 40 basis points to 16.5 percent compared with 16.9 percent in the same period in 1999. These comparisons benefited from cost containment efforts and from spending in 1999 on legal matters and Year 2000 activities, which more than offset costs associated with new product introductions and development in the fitness business.

Operating earnings totaled $155.2 million in the second quarter of 2000, increasing 13.5 percent over the comparable quarter of 1999. Year-to-date operating earnings in 2000 were $276.0 million, which was $32.6 million higher than in 1999. Operating margins increased 60 basis points in the second quarter to 13.7 percent from 13.1 percent in the same quarter of 1999. Operating margins also increased in the first half of the year, improving 50 basis points to 12.7 percent from 12.2 percent in the first six months of 1999.

Interest expense for the second quarter of 2000 was $18.8 million, $3.7 million higher than the comparable quarter of 1999. Year-to-date interest expense in 2000 totaled $35.2 million, which was 15.0 percent above the same period of 1999. The increase for both the quarter and year-to-date periods was due to an increase in the weighted-average interest rate on commercial paper as compared with 1999. In addition, the average debt balance outstanding in 2000 was higher than the comparable periods of 1999 as a result of increased commercial paper borrowings incurred to fund seasonal working capital requirements, stock repurchases and capital expenditures.

The effective tax rate was 37.1 percent and 37.5 percent for the second quarter and six-month periods ended June 30, 2000 and 1999, respectively.

Earnings from continuing operations for the quarter ended June 30,2000, of $85.5 million were $7.7 million higher than the comparable quarter of 1999. Year-to-date earnings from continuing operations of $150.9 million in 2000 increased 12.7 percent from $133.9 million in 1999. Net earnings, including the discontinued operations discussed below, resulted in a $104.5 million loss for the quarter compared with $82.4 million in earnings for the second quarter of 1999. For the year-to-date period, net earnings, including the discontinued operations, resulted in a $45.8 million loss versus
$140.0 million in earnings for the first half of 1999.

Average common shares outstanding used to calculate diluted earnings per share decreased by 4.5 million shares to 88.1 million in the second quarter of 2000 from 92.6 million in the same quarter of 1999, and in the six-month period decreased by 2.7 million shares to
89.8 million in 2000 from 92.5 million in 1999. The decrease in both periods primarily reflects stock repurchased during the first half of 2000.


Discontinued Operations

The pretax loss from discontinued operations of $99.0 million in the second quarter of 2000 included the write-off of goodwill and other long-term assets related to the camping business. The write-off was necessary as the Company determined that additional actions would not improve operating performance to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, primarily severance in the fishing and camping businesses necessitated by a change in business conditions and the decision to source certain fishing reels that were previously manufactured. The loss from disposal was based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results from operations for these businesses through the disposition date.

The Company anticipates disposing of these businesses by June 2001.
Cash generated from these dispositions, including cash proceeds, costs to sell, cash required to fund operations through disposition and related tax benefits realized in connection with the divestitures, is expected to approximate $175 million. The cash benefits are likely to be realized in 2001 and 2002. The timing of these cash receipts is tied to the completion of the related transactions and the impact on the Company's tax payments. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the loss from disposal of discontinued operations and could result in future gains or losses from disposal of discontinued operations. Risks that could influence the outcome include, but are not limited to, the Company's ability to dispose of the bicycle, camping and fishing businesses within the time, price and manner estimated and its ability to maintain key customers during the divestiture period.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the quarter and six-month periods ended June 30, 2000 and 1999 (dollars in millions):

                            Quarter ended June 30     Six Months ended June 30
                              2000        1999           2000         1999
 Net sales                   $543.7      $488.2         $992.4       $891.0
 Operating earnings          $102.7      $ 91.1         $165.2       $147.8
 Operating margin              18.9%       18.7%          16.6%        16.6%
 Capital expenditures        $ 15.5      $ 11.7         $ 25.0       $ 22.4

In the second quarter, Marine Engine segment sales increased 11.4 percent to $543.7 million from $488.2 million in the second quarter of 1999. In the six-month period, sales also increased 11.4 percent to $992.4 million from $891.0 million. The increase in both periods resulted from double-digit growth in sales from the domestic outboard engine and international operations, as well as a strong contribution from sterndrive engines.
These gains weredriven by good consumer demand for low-emission outboards, in both domestic and international markets, and a favorable shift in product mix to larger sterndrive engines.

Operating earnings were $102.7 million in the second quarter of 2000, up $11.6 million from $91.1 million in the same period last year, and operating margins increased to 18.9 percent in 2000 from 18.7 percent in 1999. For the first six months of 2000, operating earnings increased
11.8 percent to $165.2 million from $147.8 million, while operating margins remained flat at 16.6 percent. The aforementioned increases in sales, along with increased production volumes and an improved mix of larger sterndrive engines, favorably affected these comparisons. Also benefiting these comparisons was non-recurring spending in 1999 on legal matters. These factors helped to mitigate the adverse effect of a stronger dollar against key currencies and the unfavorable margin differential between low-emission and traditional outboard offerings due to higher initial production costs.

Boat Segment

The following table sets forth Boat segment results for the quarter and six-month periods ended June 30, 2000 and 1999 (dollars in millions):

                         Quarter ended June 30    Six Months ended June 30

                           2000       1999            2000       1999

 Net sales                $409.3     $390.7          $827.8     $759.1
 Operating earnings       $ 47.1     $ 39.8          $ 85.0     $ 69.2
 Operating margin           11.5%      10.2%           10.3%       9.1%
 Capital expenditures     $ 12.6     $  9.2          $ 21.1     $ 15.6

In the second quarter of 2000, the Boat segment reported a 4.8 percent increase in sales to $409.3 million from $390.7 million in the comparable period of 1999. In the year-to-date period, sales increased 9.1 percent to $827.8 million from $759.1 million. These increases reflect continued strong demand for larger boats.

Operating earnings for the segment were $47.1 million in the second quarter of 2000, up 18.3 percent from the same period of 1999. Operating margins in the quarter increased 130 basis points to 11.5 percent from 10.2 percent in 1999. Operating earnings of $85.0 million for the year-to-date period increased 22.8 percent compared with $69.2 million in 1999. Operating margins for the first half of 2000 were 10.3 percent versus 9.1 percent in 1999. The strong growth in operating margins reflects improved pricing and the benefits from continued growth in sales of larger, higher-margin boats.

Recreation Segment

The following table sets forth Recreation segment results for the quarter and six-month periods ended June 30, 2000 and 1999 (dollars in millions):

                          Quarter ended June 30    Six Months ended June 30

                            2000        1999           2000       1999

 Net sales                 $267.8      $241.4         $515.1     $485.1
 Operating earnings        $ 15.6      $ 17.1         $ 46.7     $ 48.3
 Operating margin             5.8%        7.1%           9.1%      10.0%
 Capital expenditures      $ 10.7      $  9.9         $ 18.1     $ 19.1

The Recreation segment recorded sales of $267.8 million in the second quarter of 2000, an increase of 10.9 percent over 1999. Sales for the first six months of 2000 increased $30.0 million to $515.1 million from $485.1 million in 1999. This increase was a result of growth in fitness equipment sales due to a continued strong health club market in the United States and the success of new product launches in the commercial and high-end consumer segments. Bowling equipment revenues also increased as a result of improved capital equipment sales primarily in the United States and Europe. Revenues from bowling center operations declined as sales improvements from upgraded bowling centers were more than offset by a 5 percent (six bowling center) reduction in the number of bowling centers versus the prior year.

Operating earnings totaled $15.6 million in the second quarter of 2000 versus $17.1 million in 1999, an 8.8 percent decline, while operating margins were 5.8 percent in 2000 compared with 7.1 percent in 1999. Operating earnings for the first six months of 2000 decreased 3.3 percent to $46.7 million from $48.3 million in 1999, and operating margins dropped to 9.1 percent from 10.0 percent. The majority of the decline in segment operating margins was attributable to lower operating margins in the cooler business resulting from higher material and freight costs that exceeded productivity improvements. Costs associated with new product introductions and development in the fitness business also contributed to the decline.

Cash Flow, Liquidity and Capital Resources

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments. Cash and cash equivalents totaled $134.9 million at June 30, 2000, up from $100.8 million at the end of 1999. Cash provided by operating activities for the first half of 2000 totaled $84.2 million versus $67.8 million in 1999. Cash flow from operating activities in 2000 also includes more favorable income tax related cash flows versus the prior year.

Cash flow from operating activities for the first half of both 2000 and 1999 includes the effects of a seasonal build in operating working capital that resulted in a use of $143.2 million in 2000 versus
$131.3 million in 1999. At June 30, 2000, inventories were $542.7 million versus $475.0 million at December 31, 1999, and $430.1 million at June 30, 1999. The year-over-year increase of $112.6 million was primarily due to growth in boat and marine engine inventories, and reflected increased investment to support sales growth, timing of shipments to customers and increases in safety stock resulting from pending labor negotiations. Accounts receivable totaled $510.4 million at June 30, 2000, versus $391.7 million at December 31, 1999, and
$463.5 million at June 30, 1999. The $46.9 million growth in receivables versus the prior year was primarily due to the growth in sales. Accrued expenses increased to $820.0 million at June 30, 2000, from $648.2 million at December 31, 1999. This increase reflects the $189.0 million accrual established in connection with the divestiture of the discontinued operations and increases in warranty and similar accruals related to growth in the business, offset by the effects of $47.6 million of payments related to the antitrust litigation settlements, which are discussed in the Legal Proceedings and Contingencies section below.

During the first six months of 2000, the Company invested $65.0 million in capital expenditures compared with $57.9 million in 1999. Investments of $41.2 million in the first half of 2000 were primarily comprised of amounts invested in Internet-related businesses and fitness equipment distribution alliances. Total debt at June 30, 2000, increased to $890.3 million versus $730.2 million at the end of 1999, due to increased commercial paper borrowings to fund seasonal working capital requirements, stock repurchases and capital expenditures. Debt-to-capitalization ratios at these dates were 43.8 percent and
36.0 percent, respectively.

On February 8, 2000, the Company announced a program to repurchase $100 million of its common stock from time to time in the open market or through privately negotiated transactions. During the first six months of 2000, the Company repurchased 4.6 million shares of its common stock for $84.7 million in open market transactions under this program. An additional $0.7 million of shares were purchased in the first half of 2000 under a systematic repurchase program authorized in October 1997. Future repurchases of the Company's common stock will be considered; however, in the short-term the Company intends to use excess cash to reduce debt.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company had $262.9 million in outstanding commercial paper at June 30, 2000, with additional borrowing capacity of $137.1 million under its $400 million long-term credit agreement with a group of banks. The Company has $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. Management believes that these factors provide adequate sources of liquidity to meet its long-term and short-term needs.

Legal Proceedings and Contingencies

On March 24, 2000, the United States Court of Appeals for the
Eighth Circuit issued an opinion reversing and vacating a verdict entered against the Company in the case Concord Boat Corporation, et al. v. Brunswick Corporation (Concord). In June 1998, a jury had awarded the Concord plaintiffs treble damages totaling
$133.2 million based on alleged antitrust violations involving the sale of sterndrive and inboard marine engines. The Concord plaintiffs were also awarded attorneys' fees and costs. The Company appealed and the appellate court reversed and vacated the judgment, including the award of fees and costs, remanding the case for entry of judgment in the Company's favor. On June 13, 2000, the appellate court denied the Concord plaintiffs' motion for a rehearing. The Concord plaintiffs may seek review of the appellate court's decision by the United States Supreme Court, but review by the Court is discretionary.

The Company previously reached agreements to settle or dismiss six additional suits, including five class-action lawsuits filed after the 1998 Concord verdict, seeking to rely on the allegations and findings in the Concord suit. The Company made payments totaling $47.6 million relating to these settlements in the first half of 2000. The remaining payments, estimated at $10.8 million, are expected to be paid through 2001.

On October 26, 1999, a federal court jury in Seattle, Washington, awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against the Company, as successor in interest to predecessor entities of its Life Fitness division, upon the basis that certain Life
Fitness treadmills willfully infringed a Precor design patent.
Precor was also awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award.
The Company has appealed the verdict and the award of attorneys' fees. While there can be no assurances, the Company believes it is likely to prevail on the Precor appeal and obtain either a new trial or judgment in its favor. The Company is unable to predict the outcome of the Precor case, and accordingly, no expense for this case has been recorded.

On October 27, 1999, the United States Tax Court issued a ruling that upheld an Internal Revenue Service (IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. On July 17, 2000, the Company filed a Notice of Appeals for the District of Columbia seeking a reversal of the United States Tax Court's decision.

If the Company does not prevail in its appeal, the amount of taxes due would total approximately $60 million, plus interest, net of tax, of approximately $50 million. The Company is also in the process of settling IRS audits on open tax years 1989 through 1991 and anticipates favorable adjustments that would decrease the total tax owed to approximately $40 million, with the accompanying interest, net of tax, of approximately $30 million. The interest components and resulting total cash payment will continue to increase until the tax liability is resolved. The cash payments related to an unfavorable resolution in this matter are not likely to occur until 2002. The Company does not anticipate any adverse effects on its results of operations in the event of an unfavorable resolution of this matter. This matter is more fully described in Note 9 to the consolidated financial statements.

The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, involving both on- and off-site waste disposal or other contamination, in many instances seek compensation from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. Refer to
Note 6 to the consolidated financial statements in the Company's 1999 Annual Report on Form 10-K for disclosure of the potential cash requirements of environmental proceedings.

The Company has been identified by the Wisconsin Department of Natural Resources (WDNR) as being responsible for part of the polychlorinated biphenyl (PCB) contamination in a creek alleged to have come from a manufacturing facility that the Company closed in 1980. The Company has undertaken studies of the creek and has removed PCB contaminated sediment from a portion of the creek.
The WDNR has notified the Company that it must complete a feasibility study that addresses additional contamination in the
creek and undertake additional remediation efforts.   The Company
is currently unable to fully estimate the cost of the remaining work because of uncertainty as to the full extent of the PCB contamination, the applicable cleanup criteria, the methodology to be used to address the contamination and other factors. The ultimate cost of the work could exceed the range of exposure estimated at year end and any provisions required to increase reserves could be significant to the Company's results of operations in the period recognized, but management does not believe that it will have a material adverse effect on the Company's consolidated financial position or liquidity.

New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (quarter ended March 31, 2001, for the Company). SFAS 138 amends several paragraphs of SFAS 133 that are effective the same date as SFAS 138. The Company is assessing the effect of SFAS 138, and management currently believes it will not have a material effect on results of operations or financial position.

Forward Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the ability to dispose of the bicycle, camping and fishing businesses within the time, price and manner estimated and the ability to maintain key customers during the divestiture period; shifts in market demand for the Company's products; competitive pricing pressures; inventory adjustments by major retailers; adverse domestic or foreign economic conditions; adverse weather conditions retarding sales of outdoor recreation products; the success of marketing and cost-management programs; the Company's ability to develop and produce new products; new and competing technologies; and imports from Asia and increased competition from Asian competitors.



                   PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Note 4 to Consolidated Financial Statements in Part I of this
Quarterly Report on Form 10-Q on pages 6 and 7 is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

Refer to Part II, Item 4 in the Company's first quarter 2000
Quarterly Report filed on Form 10-Q for results of matters submitted to a vote of security holders at the Company's Annual
Meeting on April 26, 2000.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

          27   Financial Data Schedule

(b)  Reports on Form 8-K.

          1. Current Report on Form 8-K dated June 30, 2000, reporting in Item 5 the election of George W. Buckley as chairman of the board and chief executive officer, as well as the Company's intention to divest its bicycle, camping and fishing businesses.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BRUNSWICK CORPORATION
                                       (Registrant)


August 9, 2000                     By: /s/ VICTORIA J. REICH
                                   Victoria J. Reich
                                   Senior Vice President and Chief
                                   Financial Officer*

*Ms. Reich is signing this report both as a duly authorized
officer and as the principal accounting officer.
                          19