Form 10-Q
period 2000-09-30
BRUNSWICK CORP
filed 2000-11-14
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 2000

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

  YES  X        No

AT NOVEMBER 13, 2000, THERE WERE 87,362,222 SHARES OF COMMON STOCK ($0.75 PAR VALUE) OUTSTANDING.

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              BRUNSWICK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE PERIODS ENDED SEPTEMBER 30
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      QUARTER                     NINE MONTHS
                                                                 ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                                            -----------------------------  ----------------------------
                                                                2000           1999           2000            1999
                                                            -------------   -------------  -------------  -------------
NET SALES                                                      $   939.1       $   861.9      $ 2,935.3      $ 2,677.9
Cost of sales                                                      668.5           616.7        2,077.3        1,905.0
Selling, general and administrative expense                        162.9           152.9          488.2          461.3
Unusual charges                                                     55.1            48.0           55.1           48.0
                                                            -------------   -------------  -------------  -------------
    OPERATING EARNINGS                                              52.6            44.3          314.7          263.6
Interest expense                                                   (17.7)          (15.5)         (52.9)         (46.1)
Other income (expense)                                              (2.6)            1.4           (1.9)           2.8
                                                            -------------   -------------  -------------  -------------
    EARNINGS BEFORE INCOME TAXES                                    32.3            30.2          259.9          220.3
Income tax provision                                               (14.6)           (9.4)        (100.0)         (80.7)
                                                            -------------   -------------  -------------  -------------
    EARNINGS FROM CONTINUING OPERATIONS                             17.7            20.8          159.9          139.6
Earnings (loss) from discontinued operations, net of tax            (5.4)           (3.0)         (68.4)          18.2
Loss from disposal of discontinued operations, net of tax         (104.6)              -         (229.6)             -
                                                            -------------   -------------  -------------  -------------

    NET EARNINGS (LOSS)                                         $  (92.3)      $    17.8      $  (138.1)     $   157.8
                                                            =============   =============  =============  =============

BASIC EARNINGS PER COMMON SHARE:
    Earnings from continuing operations                         $   0.20       $    0.23      $    1.80      $    1.52
    Earnings (loss) from discontinued operations                   (0.06)          (0.03)         (0.77)          0.20
    Loss from disposal of discontinued operations                  (1.19)              -          (2.58)             -
                                                            -------------   -------------  -------------  -------------
    Net earnings (loss)                                         $  (1.05)      $    0.19      $   (1.55)     $    1.72
                                                            =============   =============  =============  =============

DILUTED EARNINGS PER COMMON SHARE:
    Earnings from continuing operations                         $   0.20       $    0.22      $    1.79      $    1.51
    Earnings (loss) from discontinued operations                   (0.06)          (0.03)         (0.77)          0.20
    Loss from disposal of discontinued operations                  (1.19)              -          (2.58)             -
                                                            -------------   -------------  -------------  -------------
    Net earnings (loss)                                         $  (1.05)      $    0.19      $   (1.55)     $    1.70
                                                            =============   =============  =============  =============

AVERAGE SHARES USED FOR COMPUTATION OF:
  BASIC EARNINGS PER SHARE                                          87.6            91.9           89.0           91.9
  DILUTED EARNINGS PER SHARE                                        87.6            93.1           89.1           92.7

CASH DIVIDENDS DECLARED PER COMMON SHARE                        $  0.125       $   0.125      $   0.375      $   0.375

The notes are an integral part of these consolidated statements.

                              BRUNSWICK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
       AS OF SEPTEMBER 30, 2000, DECEMBER 31, 1999, AND SEPTEMBER 30, 1999
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                               SEPTEMBER 30,     December 31,      September 30,
                                                                  2000              1999              1999
                                                              ---------------   ---------------   ---------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents, at cost,
     which approximates market                                    $   129.9         $   100.8         $   122.9
   Accounts and notes receivable,
     less allowances of $20.9, $18.4 and $19.3                        404.1             345.9             344.4
   Inventories
     Finished goods                                                   262.7             202.3             201.5
     Work-in-process                                                  154.0             137.7             132.7
     Raw materials                                                     75.2              66.4              66.5
                                                              ---------------   ---------------   ---------------
       Net inventories                                                491.9             406.4             400.7
                                                              ---------------   ---------------   ---------------
   Prepaid income taxes                                               386.7             257.2             228.4
   Prepaid expenses                                                    58.3              51.2              55.8
   Income tax refunds receivable                                          -              25.1               0.8
   Net assets of discontinued operations offered for sale             453.6             569.5             772.2
                                                              ---------------   ---------------   ---------------
       CURRENT ASSETS                                               1,924.5           1,756.1           1,925.2
                                                              ---------------   ---------------   ---------------

PROPERTY
   Land                                                                71.7              70.4              66.4
   Buildings                                                          394.1             381.2             377.3
   Equipment                                                          940.8             925.1             890.5
                                                              ---------------   ---------------   ---------------
     Total land, buildings and equipment                            1,406.6           1,376.7           1,334.2
   Accumulated depreciation                                          (744.4)           (711.5)           (705.2)
                                                              ---------------   ---------------   ---------------
     Net land, buildings and equipment                                662.2             665.2             629.0
   Unamortized product tooling costs                                  107.7             109.4              97.4
                                                              ---------------   ---------------   ---------------
     NET PROPERTY                                                     769.9             774.6             726.4
                                                              ---------------   ---------------   ---------------

OTHER ASSETS
   Goodwill                                                           394.9             404.8             408.3
   Other intangibles                                                   75.9              85.6              88.2
   Investments                                                         77.4              64.3              84.6
   Other long-term assets                                             180.2             169.4             172.8
                                                              ---------------   ---------------   ---------------
     OTHER ASSETS                                                     728.4             724.1             753.9
                                                              ---------------   ---------------   ---------------

TOTAL ASSETS                                                      $ 3,422.8         $ 3,254.8         $ 3,405.5
                                                              ===============   ===============   ===============

The notes are an integral part of these consolidated statements.

                              BRUNSWICK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
       as of SEPTEMBER 30, 2000, DECEMBER 31, 1999, AND SEPTEMBER 30, 1999
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                          SEPTEMBER 30,    December 31,      September 30,
                                                              2000             1999              1999
                                                         ---------------- ----------------  ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt, including
     current maturities of long-term debt                      $   251.5        $   107.7         $   166.5
   Accounts payable                                                226.7            248.9             214.2
   Accrued expenses                                                918.0            632.2             585.3
   Accrued income taxes                                             23.8                -                 -
                                                         ---------------- ----------------  ----------------
       CURRENT LIABILITIES                                       1,420.0            988.8             966.0
                                                         ---------------- ----------------  ----------------

LONG-TERM DEBT
   NOTES, MORTGAGES AND DEBENTURES                                 611.3            622.5             626.7
                                                         ---------------- ----------------  ----------------

DEFERRED ITEMS
   Income taxes                                                    136.4            131.9             167.9
   Postretirement and postemployment benefits                      142.7            141.2             142.3
   Compensation and other                                           72.1             70.2              68.5
                                                         ---------------- ----------------  ----------------
       DEFERRED ITEMS                                              351.2            343.3             378.7
                                                         ---------------- ----------------  ----------------

COMMON SHAREHOLDERS' EQUITY
   Common stock; authorized: 200,000,000 shares,
     $0.75 par value; issued: 102,538,000 shares                    76.9             76.9              76.9
   Additional paid-in capital                                      314.4            314.3             314.0
   Retained earnings                                             1,010.1          1,181.5           1,312.8
   Treasury stock, at cost:
     15,194,000; 10,727,000 and 10,664,000 shares                 (296.4)          (214.0)           (211.7)
   Unamortized ESOP expense and other                              (42.9)           (49.3)            (50.2)
   Accumulated other comprehensive income (loss)                   (21.8)            (9.2)             (7.7)
                                                         ---------------- ----------------  ----------------
       COMMON SHAREHOLDERS' EQUITY                               1,040.3          1,300.2           1,434.1
                                                         ---------------- ----------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 3,422.8        $ 3,254.8         $ 3,405.5
                                                         ================ ================  ================

The notes are an integral part of these consolidated statements.


                              BRUNSWICK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                  (IN MILLION)
                                   (UNAUDITED)


                                                                               2000            1999
                                                                           --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                        $ (138.1)      $  157.8
     Depreciation and amortization                                                 109.7          106.2
     Changes in noncash current assets and current liabilities                    (141.2)        (115.4)
     Income taxes                                                                   42.8          (14.0)
     Litigation settlement payments                                                (49.0)             -
     Unusual charges                                                                55.1           48.0
     Loss (gain) on discontinued operations                                        298.0          (18.2)
     Other, net                                                                    (12.3)          (6.5)
                                                                           --------------  -------------
        NET CASH PROVIDED BY CONTINUING OPERATIONS                                 165.0          157.9
        NET CASH (USED FOR) PROVIDED BY DISCONTINUED OPERATIONS                    (14.4)          23.1
                                                                           --------------  -------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                  150.6          181.0
                                                                           --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                          (92.1)         (87.9)
     Investments                                                                   (37.2)         (13.6)
     Acquisitions of businesses                                                       -           (4.2)
     Other, net                                                                      8.7            6.1
                                                                           --------------  -------------
        NET CASH USED FOR CONTINUING OPERATIONS                                   (120.6)         (99.6)
        NET CASH USED FOR DISCONTINUED OPERATIONS                                  (16.6)         (30.8)
                                                                           --------------  -------------
        NET CASH USED FOR INVESTING ACTIVITIES                                    (137.2)        (130.4)
                                                                           --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net issuances/repayments of commercial paper and other
       short-term debt                                                             141.6           (5.1)
     Payments of long-term debt including current maturities                        (8.9)          (7.1)
     Cash dividends paid                                                           (33.3)         (34.5)
     Stock repurchases                                                             (86.4)         (15.4)
     Stock options exercised                                                         2.7            8.3
                                                                           --------------  -------------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                        15.7          (53.8)
                                                                           --------------  -------------

Net increase (decrease) in cash and cash equivalents                                29.1           (3.2)
Cash and cash equivalents at January 1                                             100.8          126.1
                                                                           --------------  -------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                       $  129.9       $  122.9
                                                                           ==============  =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                              $   53.6       $   42.0
     Income taxes paid, net                                                     $   57.3       $  105.0
     Treasury stock issued for compensation plans and other                     $    3.2       $   16.8

The notes are an integral part of these consolidated statements.


                              BRUNSWICK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 30, 2000, DECEMBER 31, 1999, AND SEPTEMBER 30, 1999
                                   (unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K. These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended September 30, 2000 and 1999. The interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

NOTE 2 - EARNINGS PER COMMON SHARE

There is no difference in the net earnings used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is the amount of potential common stock relating to employee stock options. The average number of shares of potential common stock was less than 0.1 million for the quarter ended September 30, 2000, and 1.2 million for the quarter ended September 30, 1999. The average number of shares of potential common stock was
0.1 million and 0.8 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

NOTE 3 - DEBT

Commercial paper outstanding increased to $235.4 million at September 30, 2000, compared with $95.0 million at December 31, 1999, to fund working capital requirements, capital expenditures and stock repurchases. The weighted-average interest rates for commercial paper borrowings were 6.78 percent and 5.38 percent for the quarters ended September 30, 2000 and 1999, respectively, and
6.49 percent and 5.22 percent for the nine-month periods ended September 30, 2000 and 1999, respectively.

NOTE 4 - LEGAL AND ENVIRONMENTAL

On March 24, 2000, the United States Court of Appeals for the Eighth Circuit issued an opinion reversing and vacating a verdict entered against the Company in the case CONCORD BOAT CORPORATION, ET AL. V. BRUNSWICK CORPORATION (CONCORD). In June 1998, a jury had awarded the CONCORD plaintiffs treble damages totaling $133.2 million based on alleged antitrust violations involving the sale of sterndrive and inboard marine engines. The CONCORD plaintiffs were also awarded attorneys' fees and costs. The Company appealed and the appellate court reversed and vacated the judgment, including the award of fees and costs, remanding the case for entry of judgment in the Company's favor. Additionally, the appellate court ordered the release of a $133.2 million surety bond that was issued in 1998 to secure damages previously awarded in the CONCORD suit, relieving the Company from any and all obligation to maintain the surety bond. The CONCORD plaintiffs sought discretionary review of the appellate court's decision by the United States Supreme Court, which the Company opposed. On November 6, 2000, the United States Supreme Court, without comment, denied review of the appellate court's decision in the CONCORD suit, letting stand the judgment in favor of the Company.

The Company previously reached agreements to settle or dismiss six additional suits, including five class-action lawsuits, filed after the 1998 CONCORD verdict seeking to rely on the allegations and findings in the CONCORD suit. Reserves related to these settlements decreased from $58.4 million at December 31, 1999, to $9.4 million at September 30, 2000, as a result of payments made under the terms of the settlements. Refer to Note 6 to the consolidated financial statements in the Company's 1999 Annual Report on Form 10-K for a more detailed description of the CONCORD suit and settled actions.

On October 26, 1999, a federal court jury in Seattle, Washington, awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against the Company, as successor in interest to the predecessor entities of its Life Fitness division, upon the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. Precor was also awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award. The Company has appealed the verdict and the award of attorneys' fees. On May 23, 2000, a $13.0 million surety bond was issued to secure damages while the Company pursues its appeal. While there can be no assurances, the Company believes it is likely to prevail on the Precor appeal and obtain either a new trial or judgment in its favor. The Company is unable to predict the outcome of the Precor case, and accordingly, no reserves relating to the resolution of this case have been recorded.

During the third quarter of 2000, the Company increased its reserves for environmental liabilities by approximately $41 million for the estimated cost of remediation of contamination alleged to have come from a closed manufacturing facility of the Company.

The Company is also involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, involving both on- and off-site waste disposal or other contamination, in many instances seek compensation from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. Refer to Note 6 to the consolidated financial statements in the Company's 1999 Annual Report on Form 10-K for disclosure of the potential cash requirements of environmental proceedings as of December 31, 1999.

NOTE 5 - SEGMENT DATA

In conjunction with its October 13, 2000, and June 27, 2000, announcements to divest its fishing, camping, bicycle, coolers and hunting sports and marine accessories businesses, the Company's segments have been realigned to be consistent with the remaining businesses and current reporting structure. The Company's reportable segments are: Marine Engine, Boat and Recreation. Prior-year numbers have been restated to conform with the discontinued operations and new segment presentations.

The Marine Engine segment markets and manufactures outboard, sterndrive and inboard engines and marine parts and accessories, which are principally sold directly to boat builders or through dealers worldwide. The segment also manufactures and distributes boats in certain international markets. The Company's engine manufacturing plants are located primarily in the United States, and sales are also primarily in the United States.

The Boat segment markets and manufacturers a complete line of pleasure boats, including runabouts, cruisers, yachts, high-performance boats and offshore fishing boats, which are marketed through dealers. The segment's boat plants are located in the United States, and sales are primarily in the United States.

The Recreation segment markets and manufactures fitness equipment, including treadmills, cross-training equipment, stationary bikes and weight-training equipment; bowling capital equipment, including lanes, pinsetters, automatic scorers, bowling balls and other accessories; billiards tables and accessories; and operates bowling centers. These products are manufactured in plants in the United States and sourced from or manufactured in foreign locations. Fitness equipment is sold primarily in the United States and Europe to health clubs, military, government, corporate and university facilities, and to consumers through specialty retail shops. Bowling capital equipment is sold through a direct sales force in the United States and foreign markets, primarily Europe and Asia. Bowling balls and billiards equipment are predominately sold in the United States and are distributed primarily through mass merchandisers, sporting goods stores and specialty shops.

The following table sets forth net sales and operating earnings of each of the Company's reportable segments for the quarter and nine-month periods ended September 30, 2000 and 1999 (in millions):


                                                               Quarter ended September 30
                                      ------------------------------------------------------------------------------
                                                      2000                                     1999
                                      ------------------------------------      ------------------------------------
                                           Net               Operating               Net               Operating
                                          Sales              Earnings               Sales              Earnings
                                      --------------      ----------------      ---------------      ---------------
Marine Engine                           $  434.9              $  75.2              $  394.8              $  66.8
Boat                                       396.0                 33.1                 360.5                 28.1
Marine eliminations                        (70.4)                  --                 (67.5)                  --
                                      --------------      ----------------      ---------------      ---------------
  Total Marine                             760.5                108.3                 687.8                 94.9
Recreation                                 178.6                 11.1                 174.1                 10.4
Corporate/Other                               --                (11.7)                   --                (13.0)
                                      --------------      ----------------      ---------------      ---------------
Total                                   $  939.1                107.7              $  861.9                 92.3
                                      ==============                            ===============
Unusual charges (a)                                             (55.1)                                     (48.0)
                                                          ----------------                           ---------------
Total continuing operations                                   $  52.6                                    $  44.3
                                                          ================                           ===============

                                                             Nine Months ended September 30
                                      ------------------------------------------------------------------------------
                                                      2000                                     1999
                                      ------------------------------------      ------------------------------------
                                           Net               Operating               Net               Operating
                                          Sales              Earnings               Sales              Earnings
                                      --------------      ----------------      ---------------      ---------------

Marine Engine                           $ 1,391.3             $ 240.3             $ 1,250.6              $ 207.8
Boat                                      1,223.8               118.1               1,119.6                 97.3
Marine eliminations                        (233.8)                 --                (213.7)                  --
                                      --------------      ----------------      ---------------      ---------------
  Total Marine                            2,381.3               358.4               2,156.5                305.1
Recreation                                  554.0                44.1                 521.4                 41.4
Corporate/Other                                --               (32.7)                   --                (34.9)
                                      --------------      ----------------      ---------------      ---------------
Total                                   $ 2,935.3               369.8             $ 2,677.9                311.6
                                      ==============                            ===============
Unusual charges (a)                                             (55.1)                                     (48.0)
                                                          ----------------                           ---------------
Total continuing operations                                   $ 314.7                                    $ 263.6
                                                          ================                           ===============

(a) Operating earnings for the quarter and nine-month periods ended September
    30, 2000, include a $55.1 million unusual charge to increase environmental reserves related to a cleanup of contamination from a closed manufacturing facility and to account for the write-down of investments in certain
    Internet-related businesses. Operating earnings for the quarter and nine-month periods ended September 30, 1999, include a $48.0 million unusual charge to settle litigation (See Note 4).

The following table sets forth the total assets of each of the Company's reportable segments at September 30, 2000, and December 31, 1999 (in millions):


                                  September 30, 2000          December 31, 1999
                                ----------------------      --------------------

Marine Engine                       $   802.7                    $   725.1
Boat                                    619.6                        594.1
                                ----------------------      --------------------
   Total Marine                       1,422.3                      1,319.2
Recreation                              866.0                        821.2
Corporate/Other                         680.9                        544.9
                                ----------------------      --------------------
   Total continuing operations        2,969.2                      2,685.3
Discontinued operations                 453.6                        569.5
                                ----------------------      --------------------
   Total assets                     $ 3,422.8                    $ 3,254.8
                                ======================      ====================

NOTE 6 - DISCONTINUED OPERATIONS

On October 13, 2000, the Company announced its intention to divest its hunting sports and marine accessories and coolers businesses. In addition, on June 27, 2000, the Company announced its intention to divest its fishing, camping and bicycle businesses. The consolidated financial statements for all periods have been restated to present these businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The Company intends to dispose of the assets of these businesses through sales transactions.

Results from discontinued operations for the quarter and nine-month periods ended September 30, 2000 and 1999, were as follows (in millions):


                                                                 Quarter ended                Nine Months ended
                                                                 September 30                    September 30
                                                         ---------------------------     -----------------------------
                                                            2000            1999            2000             1999
                                                         ------------    -----------     ------------    -------------
Net sales                                                  $  154.3        $ 143.1         $  583.1        $  585.8
PRETAX EARNINGS (LOSS):

Earnings (loss) from discontinued operations               $   (8.7)       $  (5.3)        $ (104.6)       $   28.6
Loss from disposal of discontinued operations                (116.3)            --           (305.3)             --
                                                         ------------    -----------     ------------    -------------
Pretax earnings (loss)                                     $ (125.0)       $  (5.3)        $ (409.9)       $   28.6
                                                         ============    ===========     ============    =============

Losses from discontinued operations included the results of operations from the businesses to be disposed as follows: hunting sports and marine accessories and coolers businesses through September 30, 2000, and fishing, camping and bicycle businesses through June 30, 2000. Losses relating to these businesses subsequent to these dates are being applied to the reserve established as part of the loss recorded on the disposition. The year-to-date loss from discontinued operations, $104.6 million pretax, included the write-off of goodwill and other long-term assets related to the camping business ($76.0 million pretax, $50.0 million after tax) that was recorded in the second quarter of 2000. The write-off was necessary as the Company determined that additional actions would not improve operating performance to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, primarily severance in the fishing and camping businesses, necessitated by a change in business conditions and the decision to source certain fishing reels that were previously manufactured. The year-to-date results for the discontinued operations include a $7.0 million strategic charge that was recorded in the first quarter of 2000 for the bicycle business, which is discussed further in
Note 7 to the consolidated financial statements.

The loss from disposal recorded in the third quarter totaled $116.3 million pretax and $104.6 million after tax and totaled $305.3 million pretax and $229.6 million after tax for the year-to-date periods. The losses associated with the disposition of these businesses were based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses from the date the decision was made to dispose of the businesses through the actual disposition date. The tax benefits associated with the disposal reflect the non-deductibility of anticipated losses on the sale of the coolers business.

The Company completed the sale of a portion of its camping business, the sleeping bag business, during the third quarter of 2000. The loss associated with this transaction was charged against the divestiture accrual that was established in connection with the recognition of the loss on disposal of the discontinued operations.

The net assets of these businesses have been segregated as net assets of discontinued operations offered for sale. Net assets of discontinued operations offered for sale at September 30, 2000, of $453.6 million, consisted of current assets and liabilities and net property, plant and equipment. The balance of the accrual established in connection with the divestiture of the discontinued operations at September 30, 2000, was $262.9 million.

NOTE 7 - ASSET WRITE-DOWNS AND STRATEGIC CHARGES

During the fourth quarter of 1999, prior to the announcement of its intention to divest the bicycle business, the Company committed to and initiated plans to exit bicycle manufacturing facilities, reduce warehouse capacity and administrative expenses and rationalize product offerings. As a result of these actions, the Company recorded a $178.0 million charge to operating earnings relating to the bicycle business in the fourth quarter of 1999. These charges included the write-off of goodwill of $133.6 million, inventory write-downs of $27.0 million and fixed asset write-downs of $10.5 million, along with other incremental costs associated with the actions of $6.9 million. An additional charge of $7.0 million for severance, related to the termination of approximately 1,250 employees, and other incremental costs was recorded in the first quarter of 2000. Essentially all of the planned severance actions have been completed as of the end of the third quarter of 2000.

During the third quarter of 1998, the Company recorded a pretax charge of $60.0 million to cover costs associated with strategic initiatives designed to streamline operations and enhance operating efficiencies in response to the effect of the economic situation in Asia and other emerging markets on its businesses.

The following table sets forth the activity in the accrued expense balances relating to the above-mentioned strategic charges at September 30, 2000 (in millions):


                                     December 31,             2000               2000            September 30,
                                         1999                Charge            Activity              2000
                                   -----------------     ----------------    --------------     ----------------
  Severance                        $         --          $      4.0          $      (4.0)       $       --
  Lease termination                        10.9                  --                 (2.9)              8.0
  Other incremental costs                   5.5                 3.0                 (3.3)              5.2
                                   -----------------     ----------------    --------------     ----------------
  Total                            $       16.4          $      7.0          $     (10.2)       $     13.2
                                   =================     ================    ==============     ================

Lease termination costs are expected to be paid over the contractual terms of the leases. Fixed assets to be disposed under the 1999 charge totaled $16.5 million at December 31, 1999, and $8.5 million at September 30, 2000. Related reserves were $10.5 million at December 31, 1999, and $3.2 million at September 30, 2000.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments, unrealized gains and losses on investments and minimum pension liability adjustments. Comprehensive income (loss) for the quarter and nine-month periods ended September 30, 2000 and 1999, was as follows (in millions):

                                   Quarter ended          Nine Months ended
                                   September 30              September 30
                              ---------------------    -------------------------
                                  2000       1999            2000         1999
                              --------- -----------    ------------  -----------

Net earnings (loss)            $  (92.3)   $  17.8       $  (138.1)   $   157.8
Other comprehensive loss           (3.3)      (4.3)          (12.6)        (1.9)
                              ---------- ----------    ------------  -----------
 Comprehensive income (loss)   $  (95.6)   $  13.5       $  (150.7)   $   155.9
                              ========== ==========    ============  ===========

NOTE 9 - INCOME TAXES

On October 27, 1999, the United States Tax Court issued a ruling that upheld an Internal Revenue Service (IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. On July 17, 2000, the Company filed a Notice of Appeals for the District of Columbia seeking a reversal of the United States Tax Court's decision and filed a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the Company's appeal of the United States Tax Court's determination.

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

NOTE 10 - SUBSEQUENT EVENTS

On October 4, 2000, the Company completed the sale of its tents and camping accessories businesses. The loss associated with this transaction will be charged against the divestiture accrual that was established in connection with the recognition of the loss on disposal of the discontinued operations.

On October 13, 2000, the Company announced that it had executed a non-binding letter of intent to sell certain of its outdoor recreation businesses to K2 Inc. for a total consideration of approximately $200 million in cash, subordinated debt and convertible equity securities, subject to adjustment. Included in this transaction were certain assets of the Company's fishing equipment, hunting sports and marine accessories and coolers businesses. On November 6, 2000, the Company announced that it had terminated its letter of intent and discussions with K2 Inc.

As a result of its decision to divest additional businesses, on October 13, 2000, the Company also announced that in the third quarter of 2000, it would record an after tax charge for discontinued operations (related to the hunting sports and marine accessories and coolers businesses) of approximately $110 million. The charge included anticipated losses on disposition of the businesses, losses from discontinued operations for the third quarter and estimated losses for future quarters. This matter is more fully described in
Note 6 to the consolidated financial statements.

On November 6, 2000, the United States Supreme Court, without comment, denied review of the decision of the United States Court of Appeals for the Eighth Circuit in the case CONCORD BOAT CORPORATION, ET AL. V. BRUNSWICK CORPORATION, reversing and vacating a verdict entered against the Company. This matter is more fully described in Note 4 to the consolidated financial statements.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

On October 13, 2000, the Company announced its intention to divest its hunting sports and marine accessories and coolers businesses. In addition, on June 27, 2000, the Company announced its intention to divest its fishing, camping and bicycle businesses. The consolidated financial statements present the results from these businesses as discontinued operations. In conjunction with these announcements, the Company's segments have been realigned to be consistent with the remaining businesses and current reporting structure. The Company's reportable segments are: Marine Engine, Boat and Recreation. Refer to Note 5 to the consolidated financial statements for a description of the businesses that comprise each of the reportable segments. Prior-year numbers have been restated to conform with the discontinued operations and new segment presentations.

RESULTS OF OPERATIONS

CONSOLIDATED

The following table sets forth certain amounts, ratios and relationships calculated from the consolidated statements of income for the quarter and nine-month periods ended September 30, 2000 and 1999 (dollars in millions, except per share data):


                                                            Quarter ended                     Nine Months ended
                                                            September 30                         September 30
                                                   --------------------------------   ---------------------------------
                                                       2000              1999              2000              1999
                                                   --------------   ---------------   ---------------    --------------
  Net sales                                         $    939.1       $    861.9        $  2,935.3         $  2,677.9
  Operating earnings                                $     52.6       $     44.3        $    314.7         $    263.6
  Earnings from continuing operations               $     17.7       $     20.8        $    159.9         $    139.6
  Earnings (loss) from discontinued operations,
     net of tax                                           (5.4)            (3.0)            (68.4)              18.2
  Loss from disposal of discontinued
     operations, net of tax                             (104.6)              --            (229.6)                --
                                                   --------------   ---------------   ---------------    --------------
  Net earnings (loss)                               $    (92.3)      $     17.8        $   (138.1)        $    157.8
                                                   ==============   ===============   ===============    ==============
  Diluted earnings per share from continuing
     operations                                     $     0.20       $     0.22        $     1.79         $     1.51
  Diluted earnings (loss) per share from
     discontinued operations                             (0.06)           (0.03)            (0.77)              0.20
  Diluted loss per share from disposal of
     discontinued operations                             (1.19)              --             (2.58)                --
                                                   --------------   ---------------   ---------------    --------------
  Diluted earnings (loss) per share                 $    (1.05)      $     0.19        $    (1.55)        $     1.70
                                                   ==============   ===============   ===============    ==============
  EXPRESSED AS A PERCENTAGE OF NET SALES:
  Gross margin                                            28.8%            28.4%             29.2%              28.9%
  Selling, general and administrative expense             17.3%            17.7%             16.6%              17.2%
  Operating margin                                         5.6%             5.1%             10.7%               9.8%

The amounts in the above table include a $55.1 million pretax ($40.0 million after tax), $0.46 per diluted share in the quarter, unusual charge to operating earnings to increase environmental reserves related to a cleanup of contamination from a closed manufacturing facility and to account for the write-down of investments in certain Internet-related businesses recorded in the third quarter of 2000 and a $48.0 million pretax ($30.7 million after tax), $0.33 per diluted share in the quarter, litigation charge recorded in the third quarter of 1999.

On a pro forma basis, excluding these unusual items, amounts are as follows (dollars in millions, except per share data):


                                                                    Quarter ended                   Nine Months ended
                                                                     September 30                     September 30
                                                              ---------------------------     -----------------------------
                                                                 2000            1999             2000             1999
                                                              ------------    -----------     ------------     ------------
Operating earnings                                            $    107.7      $    92.3       $    369.8       $    311.6
Operating margin                                                    11.5%          10.7%            12.6%            11.6%
Earnings from continuing operations                           $     57.7      $    51.5       $    199.9       $    170.3
Net earnings (loss)                                           $    (52.3)     $    48.5       $    (98.1)      $    188.5
Diluted earnings per share from continuing operations         $     0.66      $    0.55       $     2.24       $     1.84
Diluted earnings (loss) per share                             $    (0.59)     $    0.52       $    (1.10)      $     2.03

In the third quarter of 2000, sales increased $77.2 million or 9.0 percent over the comparable period of 1999 to $939.1 million. Sales increased 9.6 percent in the year-to-date period, improving by $257.4 million. The sales gain in both the quarter and nine-month periods was primarily due to continued improvement in sales of larger, higher-margin cruisers and yachts; double-digit growth in international engine operations and strong consumer demand for low-emission outboard engines; and increased fitness equipment sales that benefited from the growth of the health club market in the United States and Europe, higher military market sales and the continued success of new product launches.

Gross margins improved to 28.8 percent in the third quarter of 2000 versus 28.4 percent in the third quarter of 1999, and the year-to-date comparisons resulted in an increase of 30 basis points to 29.2 percent in 2000. The gains in gross margin for the quarter and year-to-date periods include improvements resulting from effective cost management and an improved product mix combined with increased sales volumes, which were partially offset by the effects of the strong dollar against key currencies.

Selling, general and administrative expenses (SG&A) expressed as a percent of sales decreased 40 basis points to 17.3 percent in the third quarter of 2000. In the year-to-date period, SG&A expenses as a percent of sales decreased 60 basis points to 16.6 percent from 17.2 percent in the comparable period of 1999. The improvement in both periods was the result of successful cost containment efforts, especially in the Marine Engine and Boat segments. SG&A expenses in 1999 also included spending on legal matters and Year 2000 readiness activities, which were not repeated in 2000.

Operating earnings totaled $52.6 million in the third quarter of 2000 versus $44.3 million in 1999, and year-to-date operating earnings totaled $314.7 million, compared with $263.6 million in the same period last year. Operating earnings for the quarter and nine-month periods of 2000 and 1999 included the aforementioned $55.1 million pretax ($40.0 million after tax) unusual charge and $48.0 million pretax ($30.7 million after tax) litigation charge, respectively. Excluding these charges, operating earnings increased $15.4 million and $58.2 million for the quarter and year-to-date periods ended September 30, 2000, respectively. Operating margins also increased for both periods, improving 50 basis points in the third quarter and 90 basis points in the year-to-date period, versus the comparable periods of 1999. Excluding the aforementioned charges, the improvements in operating margins for the quarter and nine-month periods of 2000 were 80 basis points and 100 basis points, respectively.

Interest expense was $17.7 million in the third quarter of 2000 versus $15.5 million in 1999. Interest expense for the nine-month period ended September 30, 2000, totaled $52.9 million, which was $6.8 million higher than the comparable period of 1999. Contributing to the increase in interest expense in both periods was a higher average outstanding debt balance and higher weighted-average interest rate on commercial paper in 2000 versus the comparable periods of 1999.

The Company's effective tax rate was 45.2 percent in the third quarter of 2000, compared with 31.1 percent in the third quarter of 1999. Excluding the aforementioned unusual charges, the effective tax rate was 34.0 percent and 34.1 percent for the comparable quarters, respectively. For the year-to-date period, the effective tax rate was 38.5 percent versus 36.6 percent in 1999. Excluding unusual charges, the effective tax rate was 36.5 percent for both years. The effective tax rates for the quarter and nine-month periods of 2000, including the unusual charge, were affected by the non-deductibility of the losses resulting from the write-down of certain Internet-related investments.

For the quarter ended September 30, 2000, earnings from continuing operations of $17.7 million were $3.1 million lower than the comparable quarter of 1999. Excluding the previously noted unusual charges, earnings from continuing operations improved 12.0 percent in the quarter. Year-to-date earnings from continuing operations increased $20.3 million over 1999; $29.6 million before unusual charges. Net earnings, including the discontinued operations discussed below, resulted in a $92.3 million and $138.1 million loss for the quarter and nine-month periods ended September 30, 2000, respectively. These results were in comparison to net earnings of $17.8 million and $157.8 million for the quarter and nine-month periods ended September 30, 1999, respectively.

Average common shares outstanding used to calculate diluted earnings per share for the quarter decreased to 87.6 million in 2000 from 93.1 million in 1999, and in the nine-month period decreased to 89.1 million in 2000 from 92.7 million in 1999. The decrease in both periods principally reflects the effects of stock repurchased during the first half of 2000.

DISCONTINUED OPERATIONS

Losses from discontinued operations included the results of operations from the businesses to be disposed as follows: hunting sports and marine accessories and coolers businesses through September 30, 2000, and fishing, camping and bicycle businesses through June 30, 2000. Losses relating to these businesses subsequent to these dates are being applied to the reserve established as part of the loss recorded on the disposition. The year-to-date loss from discontinued operations, $68.4 million after tax ($104.6 million pretax), included the write-off of goodwill and other long-term assets related to the camping business ($50.0 million after tax, $76.0 million pretax) that was recorded in the second quarter of 2000. The write-off was necessary as the Company determined that additional actions would not improve operating performance to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, primarily severance in the fishing and camping businesses, necessitated by a change in business conditions and the decision to source certain fishing reels that were previously manufactured.

The loss from disposal recorded in the third quarter totaled $116.3 million pretax and $104.6 million after tax and totaled $305.3 million pretax and $229.6 million after tax for the year-to-date periods. The losses associated with the disposition of these businesses were based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses from the date the decision was made to dispose of the businesses through the actual disposition date. The tax benefits associated with the disposal reflect the non-deductibility of anticipated losses on the sale of the coolers business.

The Company has completed the sale of its sleeping bags, tents and camping accessories businesses. The loss associated with these transactions will be charged against the divestiture accrual. That was established in connection with the recognition of the loss on disposal of discontinued operations.

The Company anticipates disposing of the remaining businesses by June 2001. Cash generated from these dispositions, including cash proceeds, costs to sell, cash required to fund operations through disposition and related tax benefits realized in connection with the divestitures, is expected to approximate $275 million. The cash benefits are likely to be realized in 2001 and 2002. The timing of these cash receipts is tied to the completion of the related transactions and the impact on the Company's tax payments. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the loss from disposal of discontinued operations and could result in future gains or losses from disposal of discontinued operations.

Risks that could influence the outcome include, but are not limited to, the Company's ability to dispose of its fishing, camping, bicycle, coolers and hunting sports and marine accessories businesses within the time, price and manner estimated and its ability to maintain key customers during the divestiture period.

MARINE ENGINE SEGMENT

The following table sets forth Marine Engine segment results for the quarter and nine-month periods ended September 30, 2000 and 1999 (dollars in millions):



                                                   Quarter ended                         Nine Months ended
                                                   September 30                             September 30
                                         -----------------------------------    ------------------------------------
                                                2000                1999                2000                1999
                                         ----------------     --------------    -----------------    ---------------
        Net sales                              $  434.9           $  394.8          $  1,391.3          $  1,250.6
        Operating earnings                     $   75.2           $   66.8          $    240.3          $    207.8
        Operating margin                           17.3%              16.9%               17.3%               16.6%
        Capital expenditures                   $   15.1           $   15.0          $     38.6          $     36.8


Marine Engine segment sales increased 10.2 percent to $434.9 million in the third quarter of 2000 over 1999 and year-to-date sales increased to $1,391.3 million in 2000, up 11.3 percent from the comparable period of 1999. Quarter and year-to-date improvements resulted from on-going double-digit growth in international engine operations in spite of unfavorable currency movements between years. In addition, increased sales also reflect strong domestic growth in outboards resulting from the continued demand for the low-emission outboard engines. Growth in sales of sterndrive engines, however, slowed in the quarter reflecting a softening in industry sales of small boats.

Operating earnings for the segment increased to $75.2 million in the third quarter of 2000, compared with $66.8 million in 1999, and for the first nine months of 2000, operating earnings increased $32.5 million to $240.3 million. Operating margins in 2000 improved to 17.3 percent for both the quarter and year-to-date periods, as compared to 16.9 percent and 16.6 percent for the quarter and nine-month periods of 1999, respectively. These comparisons were favorably affected by the aforementioned increases in sales, along with increased production volumes. Non-recurring spending in 1999 on legal matters also benefited these comparisons. These factors helped to mitigate the adverse effect of a stronger dollar against key currencies and the unfavorable margin differential between low-emission and traditional outboard offerings due to higher initial production costs.

BOAT SEGMENT

The following table sets forth Boat segment results for the quarter and nine-month periods ended September 30, 2000 and 1999 (dollars in millions):


                                                   Quarter ended                         Nine Months ended
                                                    September 30                           September 30
                                         -----------------------------------    ------------------------------------
                                              2000                1999                2000                1999
                                         ----------------     --------------    -----------------    ---------------
     Net sales                                $  396.0            $  360.5          $  1,223.8           $  1,119.6
     Operating earnings                       $   33.1            $   28.1          $    118.1           $     97.3
     Operating margin                              8.4%                7.8%                9.7%                 8.7%
     Capital expenditures                     $   12.4            $   11.2          $     33.6           $     26.8

The Boat segment reported sales of $396.0 million in the third quarter of 2000, a 9.8 percent increase from the third quarter of 1999. Sales for the first nine months of 2000 increased 9.3 percent to $1,223.8 million. These improvements were primarily the result of strong on-going demand for larger cruisers and yachts and an improved sales mix within the smaller boat category. Dealer inventories of certain product categories have been building as retail demand has slowed.

Operating earnings for the segment were $33.1 million in the third quarter of 2000 compared with $28.1 million for the same period of 1999, and operating margins increased to 8.4 percent from 7.8 percent. Boat operating earnings the first nine months of 2000 were $118.1 million, up 21.4 percent over the prior year. Operating margins for the year-to-date period of 9.7 percent were a full percentage point above the comparable period of 1999. The solid growth in operating margins was principally the result of a favorable product mix resulting from the larger, higher-margin boat sales, combined with improved pricing.

RECREATION SEGMENT

The following table sets forth Recreation segment results for the quarter and nine-month periods ended September 30, 2000 and 1999 (dollars in millions):


                                                   Quarter ended                           Nine Months ended
                                                    September 30                              September 30
                                         ------------------------------------     ----------------------------------
                                              2000                 1999                2000               1999
                                         ----------------     ---------------     ---------------    ---------------
     Net sales                                 $  178.6            $  174.1            $  554.0           $  521.4
     Operating earnings                        $   11.1            $   10.4            $   44.1           $   41.4
     Operating margin                               6.2%                6.0%                8.0%               7.9%
     Capital expenditures                      $    5.3            $   10.6            $   17.6           $   23.4

In the third quarter and nine-month periods of 2000, Recreation segment sales increased 2.6 percent to $178.6 million, and 6.3 percent to $554.0 million, respectively. This increase was a result of growth in fitness equipment sales due to a continued strong health club market in the United States and Europe, higher sales in the military market and the success of new product launches in the commercial and high-end consumer segments. Bowling capital equipment sales declined in the third quarter, but remained ahead of the prior year pace in the year-to-date period. Revenues from bowling center operations also declined; however, the decrease was primarily due to a 5 percent (6 bowling center) reduction in the number of bowling centers versus the prior year. Sales from upgraded bowling centers were up double digits in the quarter.

The Recreation segment operating earnings totaled $11.1 million in the third quarter of 2000 versus $10.4 million in 1999, with an increase in operating margins of 20 basis points to 6.2 percent. Year-to-date operating earnings increased $2.7 million to $44.1 million from $41.4 million in 1999, with a slight increase in operating margins to 8.0 percent. The primary driver of the higher operating earnings and margins for both the quarter and year-to-date periods was effective cost management in the bowling and billiards divisions due to more disciplined supply chain management and organizational consolidations, which helped to offset costs associated with new product introductions and development in the fitness equipment business.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments. Cash and cash equivalents totaled $129.9 million at September 30, 2000, up from $100.8 million at the end of 1999.

Cash provided by operating activities for the first nine months of 2000 and 1999 totaled $150.6 million and $181.0 million, respectively. Cash flow from operating activities included changes in working capital that resulted in a use of $141.2 million in 2000 versus $115.4 million in 1999. At September 30, 2000, inventories were $491.9 million versus $406.4 million at December 31, 1999, and $400.7 million at September 30, 1999. The year-over-year increase of $91.2 million was primarily due to growth in marine engine, boat and fitness equipment inventories. Accounts receivable totaled $404.1 million at September 30, 2000, versus $345.9 million at December 31, 1999, and $344.4 million at September 30, 1999. The $59.7 million increase in receivables over the prior year was principally due to the growth in sales year-over-year. Accrued expenses increased to $918.0 million at September 30, 2000, from $632.2 million at December 31, 1999. This increase was primarily due to the divestiture accrual established in connection with the recognition of the loss on disposal of the discontinued operations and increases in warranty and similar accruals related to growth in the business. Other significant items affecting comparability were the $41.0 million accrual recorded for environmental matters which was more than offset by the effects of payments related to the antitrust litigation settlements, which are discussed in the LEGAL PROCEEDINGS AND CONTINGENCIES section below. Cash flow from operating activities in 2000 also included more favorable income tax related cash flows versus the prior year.

During the first nine months of 2000, the Company invested $92.1 million in capital expenditures compared with $87.9 million in 1999. Investments of $37.2 million in the first three quarters of 2000 were primarily comprised of amounts invested in Internet-related businesses and fitness equipment distribution alliances. As part of the unusual charge recorded in the third quarter of 2000, certain of the Internet-related business investments were written down to estimated net realizable value. Total debt at September 30, 2000, increased to $862.8 million versus $730.2 million at the end of 1999, due to increased commercial paper borrowings to fund working capital requirements, capital expenditures and stock repurchases. Debt-to-capitalization ratios at these dates were 45.3 percent and 36.0 percent, respectively.

On February 8, 2000, the Company announced a program to repurchase $100 million of its common stock from time to time in the open market or through privately negotiated transactions. During the first nine months of 2000, the Company repurchased 4.6 million shares of its common stock for $84.7 million in open market transactions under this program with no shares being purchased during the third quarter. During the current year, 0.1 million additional shares were purchased for $1.6 million under a systematic repurchase program authorized in October 1997. Future repurchases of the Company's common stock will be considered; however, in the short-term the Company intends to use excess cash to reduce debt.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. The Company had $235.4 million in outstanding commercial paper at September 30, 2000, with additional borrowing capacity of $164.6 million under the Company's $400 million long-term credit agreement with a group of banks. The Company has $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. Management believes that these factors provide adequate sources of liquidity to meet its long-term and short-term needs.

LEGAL PROCEEDINGS AND CONTINGENCIES

On March 24, 2000, the United States Court of Appeals for the Eighth Circuit issued an opinion reversing and vacating a verdict entered against the Company in the case CONCORD BOAT CORPORATION, ET AL. V. BRUNSWICK CORPORATION (CONCORD). In June 1998, a jury had awarded the CONCORD plaintiffs treble damages totaling $133.2 million based on alleged antitrust violations involving the sale of sterndrive and inboard marine engines. The CONCORD plaintiffs were also awarded attorneys' fees and costs. The Company appealed and the appellate court reversed and vacated the judgment, including the award of fees and costs, remanding the case for entry of judgment in the Company's favor. Additionally, the appellate court ordered the release of a $133.2 million surety bond that was issued in 1998 to secure damages previously awarded in the CONCORD suit, relieving the Company from any and all obligation to maintain the surety bond. The CONCORD plaintiffs sought discretionary review of the appellate court's decision by the United States Supreme Court, which the Company opposed. On November 6, 2000, the United States Supreme Court, without comment, denied review of the appellate court's decision in the CONCORD suit, letting stand the judgment in favor of the Company.

The Company previously reached agreements to settle or dismiss six additional suits, including five class-action lawsuits filed after the 1998 CONCORD verdict, seeking to rely on the allegations and findings in the CONCORD suit. The Company made payments totaling $49.0 million relating to these settlements in the first nine months of 2000. The remaining payments, estimated at $9.4 million, are expected to be paid through 2001.

On October 26, 1999, a federal court jury in Seattle, Washington, awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against the Company, as successor in interest to predecessor entities of its Life Fitness division, upon the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. Precor was also awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award. The Company has appealed the verdict and the award of attorneys' fees. While there can be no assurances, the Company believes it is likely to prevail on the Precor appeal and obtain either a new trial or judgment in its favor. The Company is unable to predict the outcome of the Precor case, and accordingly, no reserves relating to the resolution of this case have been recorded.

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

During the third quarter of 2000, the Company increased its reserves for environmental liabilities by approximately $41 million for the estimated cost of remediation of contamination alleged to have come from a closed manufacturing facility of the Company.

The Company is also involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, involving both on- and off-site waste disposal or other contamination, in many instances seek compensation from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. Refer to Note 6 to the consolidated financial statements in the Company's 1999 Annual Report on Form 10-K for disclosure of the potential cash requirements of environmental proceedings as of December 31, 1999.

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

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the ability to dispose of the fishing, camping, bicycle, coolers and hunting sports and marine accessories businesses within the time, price and manner estimated, the ability to maintain key customers during the divestiture period and the ability of the buyers to obtain financing; shifts in market demand for the Company's products; the effect of unfavorable shifts in currency exchange rates; the effect of interest rates and fuel prices on sales of marine products; competitive pricing pressures; inventory adjustments by major retailers or dealers; financial difficulties experienced by dealers; adverse domestic or foreign economic conditions; adverse weather conditions retarding sales of recreation products; the ability to complete environmental remediation efforts at the cost estimated; the success of marketing and cost-management programs; the Company's ability to develop and produce new products; new and competing technologies; and imports from Asia and increased competition from Asian competitors.




                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note 4 to Consolidated Financial Statements in Part I of this Quarterly Report on pages 6 and 7 is hereby incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

             27   Financial Data Schedule

(b)      Reports on Form 8-K.

             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BRUNSWICK CORPORATION
                                                 (Registrant)

November 14, 2000                           By: /S/ VICTORIA J. REICH
                                                ---------------------
                                                Victoria J. Reich
                                                Senior Vice President and
                                                Chief Financial Officer*

*Ms. Reich is signing this report both as a duly authorized officer and as the principal accounting officer.