Form 10-K
period 2000-12-31
BRUNSWICK CORP
filed 2001-03-09
CIK 14930

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 Annual report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2000
                         Commission file number 1-1043

                               ----------------

                             BRUNSWICK CORPORATION
                   (Exact name of registrant in its charter)

               Delaware                              36-0848180
       (State of incorporation)         (I.R.S. Employer Identification No.)

 1 N. Field Ct., Lake Forest, Illinois               60045-4811
    (Address of principal executive                  (zip code)
               offices)

                                (847) 735-4700
             (Registrant's telephone number, including area code)

          Securities Registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
           Title of each class                         on which registered
           -------------------                        ---------------------
      Common Stock ($0.75 par value)                New York, Chicago, Pacific
                                                    and London Stock Exchanges

          Securities Registered pursuant to Section 12(g) of the Act:
                                     None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 1, 2001, the aggregate market value of the voting stock of the registrant held by non-affiliates was $1,823,681,952. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

   The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of March 1, 2001, was 87,553,537.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting scheduled to be held on May 1, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                Form 10-K Report

                               Table of Contents

                                                                                                  Page
                                                                                                  ----
Part I:
Item 1.    Business..............................................................................   1
Item 2.    Properties............................................................................   7
Item 3.    Legal Proceedings.....................................................................   8
Item 4.    Submission of Matters to a Vote of Security Holders...................................  10

Part II:
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.............  12
Item 6.    Selected Financial Data...............................................................  12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.  13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................  25
Item 8.    Financial Statements and Supplementary Data...........................................  26
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  26

Part III:
Item 10.   Directors and Executive Officers of the Registrant....................................  27
Item 11.   Executive Compensation................................................................  27
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................  27
Item 13.   Certain Relationships and Related Transactions........................................  27

Part IV:
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  27

                                    PART I

Item 1. Business

   Brunswick Corporation (the Company) is a marketer and manufacturer of leading recreation brands including Mercury and Mariner outboard engines; Mercury MerCruiser sterndrive and inboard engines; Mercury Precision Parts and marine accessories; Sea Ray, Bayliner and Maxum pleasure boats; Baja high-performance boats; Boston Whaler and Trophy offshore fishing boats; Life Fitness, Hammer Strength and ParaBody fitness equipment; Brunswick bowling centers, equipment and consumer products; and Brunswick billiards tables.

   The Company's strategy is to achieve growth by developing innovative products, identifying and deploying leading-edge technologies, pursuing aggressive marketing and brand building activities, seizing international opportunities and leveraging core competencies. Further, the Company focuses on enhancing its operating margins through effective cost management and investment in technology. The Company's objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

   During 2000, the Company announced its intention to divest several businesses that comprised its former outdoor recreation segment and realigned its remaining segments in light of these announcements. The Company's reportable segments following these announcements are: Marine Engine, Boat and Recreation. Prior-year numbers have been restated to conform with the discontinued operations and new segment presentations. See Note 3, Segment Information, in the Notes to Consolidated Financial Statements for financial information about these segments.

                             Marine Engine Segment

   The Marine Engine segment consists of the Mercury Marine Group. The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

   Mercury Marine markets and manufactures a full range of outboard engines, sterndrives, inboard engines and propless water-jet propulsion systems under the familiar Mercury, Mariner, Mercury MerCruiser, Mercury Racing, Mercury SportJet and Mercury Jet Drive brand names. A portion of Mercury Marine's outboards and parts and accessories, including steering systems, instruments, controls, propellers, service aids and marine lubricants, are sold to end-users through marine retail dealers. The remaining outboard engines and virtually all the sterndrives, inboard engines and water-jet propulsion systems are sold either to independent boat builders or to the Company's Brunswick Boat Group.

   During 2000, Mercury introduced its SmartCraft system, which it believes is the only total marine electronics and controls integration system. Using the latest in computer and marine technology, SmartCraft links power, controls, and internal and external sensors to provide precise data on all essential boat functions at a glance.

   Mercury Marine has six OptiMax outboard engines ranging from 135 to 250 horsepower, all of which feature Mercury's direct fuel injection (DFI) technology. DFI is part of Mercury's plan to reduce outboard engine emissions 75 percent by 2006 to comply with U.S. Environmental Protection Agency (EPA) requirements. These engines will also feature SmartCraft electronic throttle and shift scheduled for introduction in 2001. Mercury's product line of low-emission engines includes 13 four-stroke outboards ranging from 4 to 115 horsepower. These OptiMax and four-stroke outboards already achieve the EPA's mandated 2006 emission levels. The California Air Resources Board (CARB) has mandated that EPA's 2006 emission levels be met by 2001 with further emission reductions scheduled for 2004 and 2008. CARB has instituted a rating system for emissions reduction that establishes ratings of either one star (75 percent reduction), two stars (82 percent reduction) or three stars (91 percent reduction). Mercury believes that its 135-horsepower OptiMax is the only two-stroke engine in the world with a three-star rating from CARB, and all Mercury four-stroke outboards from 50 to 115 horsepower are also three-star rated.

   Mercury Marine has expanded product offerings in international markets with sales and distribution of a range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury in Australia, France, Norway, Poland, Portugal and Sweden. These boats are marketed under the brand names Armor, Arvor, Askaladden, Bermuda, Mercury, Ornvik, Quicksilver, Savage, Uttern and Valiant.

   Domestic retail demand for the Marine Engine segment's products is seasonal with sales generally highest in the second quarter. Adverse weather in key geographic areas, including, but not limited to, excessive rain, prolonged below average temperatures and severe heat or drought, can significantly influence demand over the short term, particularly during the key selling season. Demand for marine engines is influenced by a number of other factors, including consumer education about boating, economic conditions in the United States and certain international regions, field inventories, technological advancements, customer purchases of the Company's boat offerings and those of other major domestic boat builders, and, to some extent, fuel costs, prevailing interest rates and consumer confidence.

                                 Boat Segment

   The Boat segment consists of the Brunswick Boat Group, which markets and manufactures fiberglass pleasure boats, high-performance boats and offshore fishing boats. The Company believes its Boat segment has the largest dollar sales volume of pleasure boats in the world.

   The Brunswick Boat Group was formed in October 2000 to leverage the Company's core competencies in the marine industry by combining all of its boat brands within one operating unit. Through its Sea Ray Group and US Marine Division, the Brunswick Boat Group markets and manufactures Sea Ray luxury yachts, cruisers and sport boats; Bayliner motor yachts, cruisers and runabouts; Maxum motor yachts, cruisers and runabouts; Boston Whaler and Trophy offshore fishing boats; Baja high-performance boats; and Escort boat trailers. The Brunswick Boat Group procures outboard motors, gasoline sterndrives and gasoline inboard engines from Mercury Marine.

   On January 25, 2001, the Company announced its intention to close four of its boat manufacturing plants. The announcement involves plants in Spokane, Washington; Tallahassee, Florida; and two plants in Valdosta, Georgia. The affected plants manufacture Bayliner and Maxum runabouts and cruisers from 17 to 33 feet. The closures were made to capitalize on improved operating efficiencies at the remaining boat plants and facilitate reduction of pipeline inventories through reduced production volumes. When the closure of these plants is completed, the Boat Group will have 18 boat plants throughout the United States. In all, approximately 650 positions, including manufacturing and administrative, will be eliminated in connection with these plant closures. In March 2001, the Company announced a workforce reduction of 500 additional positions at plants that manufacture Sea Ray and Baja boats. These actions will allow the Boat Group to align production rates with expected demand for its products.

   The Boat Group's products are sold to end users through dealers. Sales to the Boat Group's largest dealer, with multiple locations, comprised more than 10 percent of Boat segment sales in 2000. Domestic retail demand for pleasure boats is seasonal with sales generally highest in the second quarter. Adverse weather in key geographic areas, including, but not limited to, excessive rain, prolonged below average temperatures and severe heat or drought, can significantly influence demand over the short term, particularly during the key selling season. Demand for pleasure boats is also influenced by a number of other factors, including consumer education about boating, economic conditions, particularly in the United States, and, to some extent, fuel costs, prevailing interest rates and consumer confidence. Demand is also affected by field inventories of the Company's products and the competitiveness of the Company's product offerings.

                              Recreation Segment

   The Recreation segment includes the Life Fitness exercise equipment and the Brunswick Bowling & Billiards (BB&B) businesses.

   The Company believes Life Fitness is the largest commercial fitness equipment provider in the world. Life Fitness designs, markets and manufactures a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross trainers and stationary bikes) and strength-training fitness equipment under the Life Fitness, Hammer Strength and ParaBody brands. Life Fitness serves the commercial (health clubs, gyms, professional sports teams, military, government, corporate and university facilities) and high-end consumer markets.

   BB&B is the leading manufacturer and designer of bowling products, including bowling balls and capital equipment, which includes bowling lanes, automatic pinsetters, ball returns and furniture units. BB&B also sells computerized bowling-scoring equipment, which is manufactured to BB&B's specifications.

   BB&B operates 121 family bowling centers in the United States, Canada and Europe, and its joint ventures operate 24 additional centers in Asia. Bowling centers offer bowling and, depending on size and location, the following activities and services: billiards, video games, pro shops, children's playrooms, restaurants and cocktail lounges. All of the centers offer Cosmic Bowling, a glow-in-the-dark bowling experience that transforms bowling into a new and enhanced form of recreation. Approximately 50 percent of the recreation center facilities are owned by the Company.

   BB&B has a 50 percent interest in Nippon Brunswick K. K., which sells bowling equipment and operates bowling centers in Japan. In addition, BB&B has a 50 percent interest in Vulcan-Brunswick Bowling Pin Company, which manufactures bowling pins in Antigo, Wisconsin. BB&B also has a minority interest in a joint venture in Thailand that owns and operates bowling centers.

   BB&B designs and markets billiards tables, billiards balls, cues and related accessories under the Brunswick brand. BB&B serves the domestic and international commercial and consumer billiards markets. The Company believes it has the largest dollar sales volume of billiards tables in the world.

   The Company's recreational products and services are sold through a variety of channels, including mass merchandisers, distributors, dealers, bowling centers and retailers, and directly to customers. High-end consumer fitness equipment is sold through specialty retailers, including certain chains in which the Company has ownership interests. Recreation segment products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise. Demand for the Recreation segment's products is seasonal, with sales generally highest in the first and fourth quarters, and is influenced by economic conditions in the United States and certain international regions. Demand for Life Fitness's products is also influenced by a number of other factors, including product innovation and related patent rights, consumer demand for health clubs and other exercise facilities and product distribution. Factors influencing demand for BB&B's products and bowling centers include consumer participation in bowling and billiards, competition from alternative forms of recreation, product and facility quality and pricing, and customer service.

   The following table sets forth the net sales of the Life Fitness and BB&B businesses of the Recreation segment for 2000, 1999 and 1998:

                                                             2000   1999   1998
                                                            ------ ------ ------
                                                               (In millions)
Life Fitness............................................... $348.3 $290.5 $253.4
BB&B.......................................................  422.4  442.9  429.1
                                                            ------ ------ ------
                                                            $770.7 $733.4 $682.5
                                                            ====== ====== ======

                            Discontinued Operations

   The Company announced its intention to divest its bicycle, camping and fishing businesses on June 27, 2000, and its marine accessories, hunting sports accessories and cooler businesses on October 13, 2000. In conjunction with these announcements, the Company's segments were realigned to be consistent with the remaining businesses and current reporting structure.

   The sales of the camping and bicycle businesses were completed during 2000, and the Company expects to complete the divestiture of the remaining discontinued businesses in 2001. Prior-year numbers have been restated to conform with the discontinued operations and new segment presentations.

                           International Operations

   The Company's sales to customers in international markets were $838.4 million (22.0 percent of net sales) and $785.6 million (22.2 percent of net sales) in 2000 and 1999, respectively. The Company's international sales are set forth in Note 3, Segment Information, in the Notes to Consolidated Financial Statements, and are also included in the table below, which sets forth the Company's international sales by region for 2000, 1999 and 1998:

                                                             2000   1999   1998
                                                            ------ ------ ------
                                                               (In millions)
Europe..................................................... $432.1 $406.1 $380.8
Pacific Rim................................................  166.4  151.4  134.5
Canada.....................................................  149.9  138.2  134.9
Latin America..............................................   59.6   60.0   66.5
Other......................................................   30.4   29.9   37.9
                                                            ------ ------ ------
                                                            $838.4 $785.6 $754.6
                                                            ====== ====== ======

   Mercury Marine has a product customization plant and distribution center in Belgium; sales and distribution centers in Australia, Brazil, Canada, China, Japan, Malaysia, Mexico, New Zealand and Singapore; and sales offices in Australia, Belgium, Brazil, Colombia, Denmark, France, Germany, Indonesia, Italy, the Netherlands, Norway, Russia, Sweden and Switzerland. Mercury Marine has assembly plants in Australia, France, Mexico and Sweden. Mercury Marine also operates a marina in China. Sales into these markets are predominately denominated in local currencies and costs of products manufactured or sourced are predominately denominated in U.S. dollars. Mercury Marine sales comprised approximately 49 percent of the Company's total international sales in 2000.

   The Brunswick Boat Group's boats are manufactured predominately in the United States and are sold worldwide through dealers. In addition, kits for certain runabout boat models are sold to approved manufacturers outside the United States who then manufacture boats to specifications and sell the boats under certain Boat Group brand names. The Boat Group has sales offices in France and the Netherlands and product display locations in Australia, Brazil and France. The Boat Group's sales comprised approximately 23 percent of the Company's total international sales in 2000.

   Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands and the United Kingdom, as well as sales offices in Austria and Italy.

   BB&B sells its products worldwide, has sales offices in various countries, and a plant that manufactures pinsetters in Hungary. BB&B operates bowling centers in Austria, Canada and Germany and has a joint venture in Thailand that operates bowling centers.

   Recreation segment sales comprised approximately 28 percent of the Company's total international sales in 2000.

Raw materials

   Raw materials are purchased from various sources. At present, the Company is not experiencing any critical raw material shortages nor are any anticipated. General Motors Corporation is the sole supplier of engine blocks used to manufacture the Company's gasoline sterndrive engines.

Patents, trademarks and licenses

   The Company has, and continues to obtain, patent rights, consisting of patents and patent licenses, covering certain features of the Company's products and processes. The Company's patent rights, by law, have limited lives and expire periodically.

   In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, including die-cast powerheads, cooling and exhaust systems, drive train, clutch and gearshift mechanisms, boat/engine mountings, shock absorbing tilt mechanisms, ignition systems, propellers, spark plugs and fuel and oil injection systems. Other significant patents relate to marine vessel control systems.

   In the Recreation segment, patent rights principally relate to computerized bowling scorers and business information systems, bowling lanes and related equipment, bowling balls, fitness equipment and billiards table designs and components.

   While the Company believes that marine engine and fitness equipment patents are important to its competitive position in these businesses, the Company also believes that future success in all of its businesses is mainly dependent upon its engineering, manufacturing and marketing capabilities.

   The following are among the Company's primary trademarks or registered trademarks: Air-Hockey, Anvilane Pro Lane, Baja, Ball Wall, Bayliner, Boston Whaler, Brunswick, Brunswick Billiards, Brunswick Zone, Capri, CenterMaster, Ciera, Control Max, Cosmic Bowling, DBA Products, Engine Guardian, Frameworx, Gold Crown, Hammer Strength, Jet Drive, Lifecycle, Life Fitness, Lightworx, Mariner, Master Dealer, Maxum, MercNet, MerCruiser, Mercury, MercuryCare, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, OptiMax, ParaBody, Precision Piloting, ProMax, Q Care, QuickFit, Quicksilver, SeaPro, Sea Ray, SmartCraft, SportJet, Throbot, Trophy, True Technologies, Typhoon, U.S. Play by Brunswick, Viz-A-Ball, WaterMouse and Zone. These trademarks have indefinite lives, and many of these trademarks are well known to the public and are considered valuable assets of the Company.

Competitive conditions and position

   The Company believes that it has a reputation for quality in its highly competitive lines of business. The Company competes in its various markets by utilizing efficient production techniques, innovative technological advancements and effective marketing, advertising and sales efforts, and by providing high-quality products at competitive prices.

   Strong competition exists with respect to each of the Company's product groups, but no single manufacturer competes with the Company in all product groups. In each product area, competitors range in size from large, highly diversified companies to small, single-product businesses. The following summarizes the Company's position in each segment.

   Marine Engine. The Company believes it has the largest dollar sales volume of recreational marine engines in the world. The marine engine market is highly competitive among several major companies and many smaller ones. There are also many competitors in the highly competitive marine accessories business. Competitive advantage in the marine engine and accessories markets is a function of product features, technology leadership, quality, service, performance and durability, along with effective promotion, distribution and pricing.

   In December 2000, Mercury Marine's largest U.S.-based competitor, Outboard Marine Corporation (OMC), filed for bankruptcy protection. OMC's assets will be acquired by other marine companies as a result of a bankruptcy auction of the assets conducted in February 2001. While the impact of OMC's bankruptcy, and the resulting auction, on demand for Mercury products remains uncertain, Mercury believes that demand for its products is likely to increase over the next several months. However, OMC or its dealers may liquidate finished goods at discounts causing short-term disruption in marine engine markets.

   Boat. The Company believes it has the largest dollar sales volume of pleasure boats in the world. There are many manufacturers of pleasure and offshore fishing boats; consequently, this business is highly competitive. The Company competes on the basis of product features, technology, quality, dealer service, performance, value, durability and styling, along with effective promotion, distribution and pricing.

   Recreation. The Company believes it is the world's largest manufacturer of bowling capital equipment, billiards tables and commercial fitness equipment, and one of the largest manufacturers of consumer fitness equipment. Certain bowling products, such as automatic scorers and computerized management systems, many billiards table designs and many fitness equipment products represent innovative features and developments in the market. See Item 3, Legal Proceedings for a description of certain litigation involving fitness equipment patents. Competitive emphasis also is placed on product quality, marketing activities, pricing and service. The Company believes it has the largest fitness equipment service network in the United States. The Company operates 121 retail bowling centers worldwide, where emphasis is placed on customer service and quality facilities and personnel.

Research and development

   The Company's research and development investments, relating to new products or to the improvement of existing products, are shown below:

                                                             2000   1999   1998
                                                            ------ ------ ------
                                                               (In millions)
Marine Engine.............................................. $ 60.8 $ 53.3 $ 49.7
Boat.......................................................   22.5   17.7   17.6
Recreation.................................................   18.9   18.7   16.6
                                                            ------ ------ ------
                                                            $102.2 $ 89.7 $ 83.9
                                                            ====== ====== ======

Number of employees

   The approximate number of employees as of December 31, 2000, is shown below by segment:

Marine Engine............................................................  6,600
Boat.....................................................................  9,040
Recreation...............................................................  7,400
Corporate................................................................    160
                                                                          ------
                                                                          23,200
                                                                          ======

   There are approximately 2,200 employees in the Marine Engine segment and 330 employees in the Recreation segment who are represented by labor unions. The Company believes that it has good relations with these labor unions.

Environmental requirements

   See Item 3, Legal Proceedings for a description of certain environmental proceedings in which the Company is involved.

Item 2. Properties

   The Company's headquarters are located in Lake Forest, Illinois. The Company has numerous manufacturing plants, distribution warehouses, sales offices and test sites. Research and development facilities are decentralized within the Company's operating segments and most are located at individual manufacturing sites.

   The Company's plants are suitable and adequate for the Company's current needs. The Company believes that all of its properties are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. The Company's plants, excluding the four boat plants scheduled to close (see Item 1, Business - Boat Segment above) and those facilities associated with discontinued operations, are operating at approximately 85 percent of current capacity. The Company's headquarters and most of its principal plants are owned by the Company.

   Two plants where Mercury Marine boats are manufactured, in Saint Cast, France, and Skellefthamn, Sweden, are leased.

   The principal warehouse for the Life Fitness Division in Franklin Park, Illinois, is leased through 2011. A Life Fitness plant in Paso Robles, California, is leased until 2003.

   Approximately 50 percent of BB&B's family bowling centers, one test facility and six distribution centers are leased.

   The Company's primary facilities are in the following locations:

Marine Engine

   Placida and St. Cloud, Florida; Stillwater, Oklahoma; Fond du Lac, Milwaukee and Oshkosh, Wisconsin; Melbourne, Australia; Petit Rechain, Belgium; Saint Cast, France; Juarez, Mexico; and Skellefthamn, Sweden.

Boat

   Phoenix, Arizona; Edgewater, Merritt Island and Palm Coast, Florida; Cumberland and Salisbury, Maryland; Pipestone, Minnesota; Bucyrus, Ohio; Claremore and Miami, Oklahoma; Roseburg, Oregon; Knoxville and Vonore, Tennessee; and Arlington, Washington.

Recreation

   Paso Robles, California; Franklin Park, Illinois; Falmouth, Kentucky; Muskegon, Michigan; Ramsey, Minnesota; Bristol, Wisconsin; Szekesfehervar, Hungary; and 121 bowling recreation centers in the United States, Canada and Europe.

Item 3. Legal Proceedings

   On March 24, 2000, the United States Court of Appeals for the Eighth Circuit issued an opinion reversing and vacating a verdict entered against the Company in the case Concord Boat Corporation, et al. v. Brunswick Corporation (Concord). In June 1998, a jury had awarded the Concord plaintiffs treble damages totaling $133.2 million based on alleged antitrust violations involving the sale of sterndrive and inboard marine engines. The Concord plaintiffs were also awarded attorneys' fees and costs. The Company appealed and the appellate court reversed and vacated the judgment, including the award of fees and costs, remanding the case for entry of judgment in the Company's favor. Additionally, the appellate court ordered the release of a $133.2 million surety bond that was issued in 1998 to secure damages previously awarded in the Concord suit, relieving the Company from any further obligation to maintain the surety bond. The Concord plaintiffs sought discretionary review of the appellate court's decision by the United States Supreme Court, which the Company opposed. On November 6, 2000, the United States Supreme Court, without comment, denied review of the appellate court's decision in the Concord suit, letting stand the judgment in favor of the Company.

   The Concord plaintiffs' claims involved less than one-fifth of the total sterndrive and inboard engines sold to independent boat builders during the relevant time period. Subsequent to the 1998 Concord verdict, six additional lawsuits, including five class-action suits, were filed seeking to rely on the allegations and findings in the Concord suit. The plaintiffs in these actions included independent boat builders, dealers, competitors and consumers. The Company settled these cases in the third and fourth quarters of 1999, prior to final resolution of the Concord appeal, to manage its overall exposure related to these actions. The Company recorded a $116.0 million pretax charge in 1999 relating to these settlements. The Company paid $49.4 million in 2000 and $57.6 million in 1999 related to these settlements, with the remainder to be paid in 2001.

   The Federal Trade Commission (FTC) began an investigation in 1997 of certain of the Company's marketing practices related to the sale of sterndrive marine engines to boat builders and dealers. The Company believes such practices were lawful; however, they were discontinued for business reasons prior to the initiation of the FTC's investigation. In December 2000, the Company formally requested that the FTC close its investigation in light of the favorable outcome of the Concord litigation, which involved the same marketing practices. In February 2001, the Company was notified that the FTC was investigating whether the Company's bidding for certain assets relating to Outboard Marine Corporation's (OMC) engine business as a part of OMC's bankruptcy constitutes a violation of U.S. antitrust laws.

   On October 26, 1999, a federal court jury in Seattle, Washington, awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against the Company, as successor in interest to the predecessor entities of its Life Fitness division, upon the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. Precor was also awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award. The Company has appealed the verdict and the award of attorneys' fees to the United States Court of Appeals for the Federal Circuit. The parties are awaiting oral argument of the appeal, which is scheduled for April 2001. On May 23, 2000, a $13.0 million surety bond was issued to secure damages while the Company pursues its appeal. While there can be no assurances, the Company believes it is likely to prevail on the appeal and obtain either a new trial or judgment in its favor. No reserve relating to the resolution of this case has been recorded.

   In January 2000, Precor filed suit against Life Fitness in federal court in Washington alleging that certain of Life Fitness's cross trainer exercise machines infringed Precor's Miller '829 patent. In 1999, before Precor filed its lawsuit, the Miller '829 patent was re-examined by the U.S. Patent & Trademark Office (PTO) and was rejected. Precor has sought a reissuance of the Miller patent by the PTO. Pending a determination of this reissuance request, this lawsuit against Life Fitness has been stayed. The Company is unable to predict the outcome of the second Precor case. No reserve relating to the resolution of this case has been recorded.

   On October 26, 2000, the Company became one of 109 defendants in a suit in federal court in Arizona by the Lemelson Foundation for allegedly violating several of the Foundation's patents. The patents at issue involve machine vision and bar coding technology, and the Foundation has asserted a number of similar actions against other companies alleged to have used bar coding or machine vision technology in their distribution or manufacturing activities. This lawsuit has been stayed by the Arizona court pending the outcome of a lawsuit filed against the Foundation in Nevada. The Company is unable to predict the outcome of the Lemelson case. No reserve relating to the resolution of this case has been recorded.

   On October 27, 1999, the United States Tax Court upheld an Internal Revenue Service (IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. On July 17, 2000, the Company appealed the Tax Court ruling to the United States Court of Appeals for the District of Columbia and filed a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the appeal. Oral argument of the appeal has been scheduled for October 2001.

   If the Company does not prevail in its appeal, the amount of taxes due, which would likely be payable in 2002, would total approximately $60 million, plus interest, net of tax, of approximately $65 million. The Company is also in the process of settling IRS audits on open tax years 1989 through 1991 and anticipates favorable adjustments that would decrease the total tax owed to approximately $40 million, with accompanying interest, net of tax, of approximately $30 million. The Company does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution of this matter.

   The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company has established reserves based on a range of current cost estimates for all known claims.

   In its Marine Engine segment, the Company will continue to develop engine technologies to reduce engine emissions to comply with present and future restrictive requirements. The costs associated with these activities and the introduction of low-emission engines will have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The Boat segment will pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company learned on February 27, 2001, that the Florida Department of Environmental Protection had initiated an investigation into the alleged improper disposal of hazardous materials at one of the Boat Group's facilities in Merritt Island, Florida.

   The Company believes that compliance with federal, state and local environmental laws will not have a material effect on the Company's competitive position. See Note 7, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements of environmental proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Company

   The Company's executive officers are listed in the following table:

        Officer                               Present Position                      Age
        -------                               ----------------                      ---
George W. Buckley*...... Chairman and Chief Executive Officer                        54
Peter B. Hamilton*...... Vice Chairman and President--Brunswick Bowling & Billiards  54
Victoria J. Reich*...... Senior Vice President and Chief Financial Officer           43
William J. Barrington... Vice President and President--Sea Ray Group                 50
Kathryn J. Chieger...... Vice President--Corporate and Investor Relations            52
Tzau J. Chung*.......... Vice President--Strategic Planning                          37
William J. Gress........ Vice President--Supply Chain Management                     46
Kevin S. Grodzki*....... Vice President and President--Life Fitness Division         45
Peter G. Leemputte...... Vice President and Controller                               43
B. Russell Lockridge*... Vice President and Chief Human Resources Officer            51
Patrick C. Mackey*...... Vice President and President--Mercury Marine Group          54
Dustan E. McCoy*........ Vice President, General Counsel and Secretary and
                         President--Brunswick Boat Group                             51
Richard S. O'Brien...... Vice President and Treasurer                                51
John D. Russell......... Vice President and President--US Marine Division            47
Clifford M. Sladnick.... Vice President--Acquisitions                                44
Judith P. Zelisko....... Vice President--Tax                                         50

--------
   *Members of the Operating Committee

   There are no family relationships among these officers. The term of office of all elected officers expires May 1, 2001. The Group and Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

   George W. Buckley has been Chairman and Chief Executive Officer of the Company since June 2000. From May to June 2000 he was President and Chief Operating Officer of the Company. He was President of the Mercury Marine Group from 1997 to 2000, and during that period was also an officer of the Company, holding the following positions: Executive Vice President, February to May 2000; Senior Vice President, 1998 to 2000; and Vice President, 1997 to 1998. Prior to joining the Company, he was President of the U.S. Electrical Motors Division of Emerson Electric Co., a manufacturer of electrical, electronic and electromagnetic products, from 1996 to 1997, and President of Emerson's Automotive and Precision Motors Division from 1994 to 1996.

   Peter B. Hamilton has been Vice Chairman of the Company and President of Brunswick Bowling & Billiards since 2000. He was Executive Vice President and Chief Financial Officer of the Company from 1998 to 2000. He was Senior Vice President and Chief Financial Officer of the Company from 1995 to 1998. Prior to joining the Company, he was Vice President and Chief Financial Officer, Cummins Engine Company, Inc., a designer and manufacturer of diesel engines and related products, from 1988 to 1995.

   Victoria J. Reich became Senior Vice President and Chief Financial Officer of the Company in February 2000. She was Vice President and Controller of the Company from 1996 to 2000. She was Finance Manager of General Electric Company's Wiring Devices business from 1994 to 1996.

   William J. Barrington has been Vice President of the Company since 1998 and President--Sea Ray Group since 1989. He has been an employee of the Company since 1985.

   Kathryn J. Chieger has been Vice President--Corporate and Investor Relations of the Company since 1996. She was Vice President--Corporate Affairs of Gaylord Container Corporation, a paper manufacturer, from 1994 to 1996.

   Tzau J. Chung was elected Vice President--Strategic Planning of the Company in August 2000. Prior to that he was Senior Vice President--Strategy and IT for the Company's Mercury Marine Group from 1997 to 2000. From 1994 to 1997 he was employed by Emerson Electric Co., a manufacturer of electrical, electronic and electromagnetic products, as Director--International for the U.S. Electrical Motors Division.

   William J. Gress was elected Vice President--Supply Chain Management of the Company in February 2001. From February 2000 to January 2001, he was Executive Vice President of the Company's Igloo business. Prior to that he was employed by Mercury Marine, where he was Executive Vice President of its MerCruiser Diesel business from 1999 to 2000, Vice President of Business Development from 1998 to 1999, Senior Director of Strategic Sourcing during 1997, and Director of Materials Management from 1993 to 1997. From November 1997 to August 1998, he was Vice President of Supplier Relations for Goss Graphics, Inc., a printing equipment manufacturer.

   Kevin S. Grodzki was elected Vice President of the Company and President of its Life Fitness Division in August 2000. Prior to that, he was Vice President of Witco Corporation, a specialty chemical company, from 1997 to 2000. From 1977 to 1997, he was employed in a variety of capacities by E.I. DuPont DeNemours & Co., Inc., a global chemical company, where he was Vice President and Chairman of DuPont Fuji Electronic Imaging, Ltd., a DuPont joint venture involved in the development and manufacture of electronic imaging equipment, from 1995 to 1997.

   Peter G. Leemputte was elected Vice President and Controller of the Company in January 2001. From 1998 to 2000, he was Executive Vice President, Chief Financial and Administrative Officer for Chicago Title Corporation, a national title insurance and real estate related products company. He was Vice President and a partner of Mercer Management Consulting, an international management consulting firm, from 1996 to 1998. From 1993 to 1996 he was Vice President, Corporate Controller for Armco, Inc., a specialty steel producer.

   B. Russell Lockridge has been Vice President and Chief Human Resources Officer of the Company since 1999. From 1996 to 1999, he was Senior Vice President--Human Resources of IMC Global, Inc., a company that produces crop nutrients, animal feed ingredients and salt. From 1992 to 1996, he served as Corporate Director, Executive Compensation and Development, at FMC Corporation, a chemicals and machinery company.

   Patrick C. Mackey was elected Vice President of the Company and President of its Mercury Marine Division in November 2000. Prior to that, he was Executive Vice President of Witco Corporation, a specialty chemical company, from 1998 to 1999. From 1993 to 1997, he was employed by E.I. DuPont DeNemours & Co., Inc., as Director--Global Nylon Industrial Business, Director-- Integrated Operations and Human Resources for Nylon Europe, and Director of DuPont (UK) Limited.

   Dustan E. McCoy has been President--Brunswick Boat Group since October 2000, and Vice President, General Counsel and Secretary of the Company since 1999. He was previously an officer of Witco Corporation, a specialty chemical company, where he was Executive Vice President in 1999; Senior Vice President from 1998 to 1999; Senior Vice President, General Counsel and Corporate Secretary from 1996 to 1998; and Vice President, General Counsel and Corporate Secretary from 1993 to 1996.

   Richard S. O'Brien has been Vice President of the Company since 1996 and Treasurer of the Company since 1988. He has been an employee of the Company since 1971.

   John D. Russell has been Vice President of the Company since July 2000 and President--US Marine Division since 1998. He was President of the Brunswick Billiards business during 1998. He was Executive Vice President--Strategy and Operations of the Mercury Marine Group during 1997 and was Executive Vice President--Strategy and Finance of the Mercury Marine Group from 1994 to 1996.

   Clifford M. Sladnick was elected Vice President--Acquisitions of the Company in February 2001. He joined the Company in February 2000 as Assistant General Counsel. From 1990 to 1999, he was Senior Vice President, General Counsel and Corporate Secretary of St. Paul Bancorp, Inc. Prior to 1990, he was a partner in the law firm of McDermott, Will & Emery.

   Judith P. Zelisko has been Vice President--Tax of the Company since 1998. She was Staff Vice President--Tax from 1996 to 1998 and was Director of Tax and Assistant Vice President from 1983 to 1996. She has been an employee of the Company since 1978.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The Company's common stock is traded on the New York, Chicago, Pacific and London Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 19, Quarterly Data, in the Notes to Consolidated Financial Statements. As of December 31, 2000, there were approximately 13,800 shareholders of record of the Company's common stock.

Item 6. Selected Financial Data

   The selected historical financial data presented below as of and for the years ended December 31, 2000, 1999 and 1998, have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7, Management's Discussion and Analysis, including the Matters Affecting Comparability section, contained elsewhere within this Annual Report on Form 10-K. The selected historical financial data presented below as of and for the years ended December 31, 1997, 1996 and 1995, have been derived from the consolidated financial statements of the Company that are not included herein. The financial data presented below have been restated to present the discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

                            2000      1999      1998     1997      1996     1995
                          --------  --------  -------- --------  -------- --------
                            (Dollars and shares in millions, except per share
                                                  data)
Results of operations
 data
Net sales...............  $3,811.9  $3,541.3  $3,234.9 $2,993.6  $2,792.5 $2,681.8
                          --------  --------  -------- --------  -------- --------
Unusual charges.........  $   55.1  $  116.0  $   50.8 $   79.5  $    --  $   40.0
                          --------  --------  -------- --------  -------- --------
Operating earnings......  $  397.1  $  274.6  $  301.8 $  208.1  $  265.8 $  179.6
                          --------  --------  -------- --------  -------- --------
Earnings before income
 taxes..................  $  323.3  $  219.3  $  245.3 $  173.8  $  250.9 $  168.1
                          --------  --------  -------- --------  -------- --------
Earnings from continuing
 operations.............  $  202.2  $  143.1  $  154.4 $  111.3  $  160.6 $  108.7
Cumulative effect of
 change in accounting
 principles.............       --        --        --      (0.7)      --       --
Discontinued operations:
 Earnings (loss) from
  discontinued
  operations............     (68.4)   (105.2)     31.9     39.9      25.2     25.5
 Loss from disposal of
  discontinued
  operations............    (229.6)      --        --       --        --      (7.0)
                          --------  --------  -------- --------  -------- --------
Net earnings (loss).....  $  (95.8) $   37.9  $  186.3 $  150.5  $  185.8 $  127.2
                          --------  --------  -------- --------  -------- --------
Basic earnings (loss)
 per common share:
Earnings from continuing
 operations.............  $   2.28  $   1.56  $   1.57 $   1.12  $   1.63 $   1.13
Cumulative effect of
 change in accounting
 principles.............       --        --        --     (0.01)      --       --
Discontinued operations:
 Earnings (loss) from
  discontinued
  operations............     (0.77)    (1.14)     0.32     0.40      0.26     0.27
 Loss from disposal of
  discontinued
  operations............     (2.59)      --        --       --        --     (0.07)
                          --------  --------  -------- --------  -------- --------
Net earnings (loss).....  $  (1.08) $   0.41  $   1.90 $   1.52  $   1.89 $   1.33
                          --------  --------  -------- --------  -------- --------
Average shares used for
 computation of basic
 earnings per share.....      88.7      92.0      98.3     99.2      98.3     95.9
Diluted earnings (loss)
 per common share:
Earnings from continuing
 operations.............  $   2.28  $   1.55  $   1.56 $   1.11  $   1.63 $   1.13
Cumulative effect of
 change in accounting
 principles.............       --        --        --     (0.01)      --       --
Discontinued operations:
 Earnings (loss) from
  discontinued
  operations............     (0.77)    (1.14)     0.32     0.40      0.26     0.27
 Loss from disposal of
  discontinued
  operations............     (2.59)      --        --       --        --     (0.07)
                          --------  --------  -------- --------  -------- --------
Net earnings (loss).....  $  (1.08) $   0.41  $   1.88 $   1.50  $   1.88 $   1.32
                          --------  --------  -------- --------  -------- --------
Average shares used for
 computation of diluted
 earnings per share.....      88.7      92.6      99.0    100.3      98.8     96.2

                            2000       1999      1998      1997      1996      1995
                          --------   --------  --------  --------  --------  --------
                            (Dollars and shares in millions, except per share
                                                  data)
Balance sheet data
Assets of continuing
 operations.............  $3,094.3   $2,685.3  $2,501.2  $2,445.8  $2,281.6  $2,159.9
Debt
 Short-term.............  $  172.7   $  107.7  $  170.1  $  109.3  $  112.6  $    6.1
 Long-term..............     601.8      622.5     635.4     645.5     455.4     312.8
                          --------   --------  --------  --------  --------  --------
Total debt..............     774.5      730.2     805.5     754.8     568.0     318.9
Common shareholders'
 equity.................   1,067.1    1,300.2   1,311.3   1,315.0   1,197.7   1,043.1
                          --------   --------  --------  --------  --------  --------
Total capitalization....  $1,841.6   $2,030.4  $2,116.8  $2,069.8  $1,765.7  $1,362.0
                          ========   ========  ========  ========  ========  ========
Cash flow data
Net cash provided by
 operating activities of
 continuing operations..  $  251.0   $  250.4  $  387.4  $   84.8  $  140.7  $  292.6
Depreciation and
 amortization...........     148.8      141.4     135.6     132.6     119.1     112.1
Capital expenditures....     156.0      166.8     164.6     167.3     159.8     109.4
Acquisitions of
 businesses.............       --         4.2      32.8     331.1      39.6      10.3
Stock repurchases.......      87.1       18.3     159.9       8.4       --        --
Cash dividends paid.....      44.3       45.9      49.0      49.6      49.3      47.9

Other data
Dividends declared per
 share..................  $   0.50   $   0.50  $   0.50  $   0.50  $   0.50  $   0.50
Book value per share....     12.22      14.16     14.27     13.22     12.16     10.66
Return on beginning
 shareholders' equity...      (7.4)%      2.9%     14.2%     12.6%     17.8%     14.7%
Effective tax rate......      37.5%      34.7%     37.1%     36.0%     36.0%     35.3%
Debt-to-capitalization
 rate...................      42.1%      36.0%     38.1%     36.5%     32.2%     23.4%
Number of employees.....    23,200     23,100    21,800    21,100    20,000    18,900
Number of shareholders
 of record..............    13,800     14,500    15,600    16,200    18,400    22,400
Common stock price
 (NYSE)
 High...................  $  22.13   $  30.00  $  35.69  $  36.50  $  25.75  $  24.00
 Low....................     14.75      18.06     12.00     23.63     18.13     16.38
 Close (last trading
  day)..................     16.44      22.25     24.75     30.31     24.00     24.00

   The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  General

   Brunswick Corporation (the Company) is a marketer and manufacturer of leading recreation brands including Mercury and Mariner outboard engines; Mercury MerCruiser sterndrive and inboard engines; Mercury Precision Parts and marine accessories; Sea Ray, Bayliner and Maxum pleasure boats; Baja high-performance boats; Boston Whaler and Trophy offshore fishing boats; Life Fitness, Hammer Strength and ParaBody fitness equipment; Brunswick bowling centers, equipment and consumer products; and Brunswick billiards tables.

   The Company's strategy is to achieve growth by developing innovative products, identifying and deploying leading-edge technologies, pursuing aggressive marketing and brand building activities, seizing international opportunities and leveraging core competencies. Further, the Company focuses on enhancing its operating margins through effective cost management and investment in technology. The Company's objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

   During 2000, the Company announced its intention to divest the following businesses that comprised its former outdoor recreation segment: fishing, camping, bicycle, cooler, marine accessories and hunting sports accessories. These businesses have been accounted for as discontinued operations and the consolidated financial statements for all periods have been restated to present these businesses as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30.

   Sales in 2000 increased 7.6 percent to $3,811.9 million on strong contributions from the marine and exercise equipment businesses. Operating earnings increased 44.6 percent to $397.1 million. Operating earnings, excluding unusual charges in both periods, increased 15.8 percent to $452.2 million, benefiting from cost reductions and operating efficiencies. See the Matters Affecting Comparability section below.

   Certain statements in Management's Discussion and Analysis are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed below under the Forward-Looking Statements section.

  Matters Affecting Comparability

   Net loss per diluted share totaled $1.08 in 2000 versus net earnings per diluted share of $0.41 in 1999 and $1.88 in 1998. Comparisons of net earnings per diluted share are affected by several unusual items, which are listed below and are discussed in detail in later sections. The effect of these items on diluted earnings per share is as follows:

                                                           2000    1999  1998*
                                                          ------  ------ ------
Net earnings (loss) per diluted share--as reported....... $(1.08) $ 0.41 $ 1.88
Unusual charges..........................................   0.45    0.77   0.35
(Earnings) loss from discontinued operations.............   0.77    1.14  (0.32)
Loss from disposal of discontinued operations............   2.59     --     --
                                                          ------  ------ ------
Net earnings per diluted share--as adjusted.............. $ 2.73  $ 2.32 $ 1.91
                                                          ======  ====== ======

--------
  *Net earnings in 1998 include a $0.10 per diluted share gain from a settlement with a boat dealer.

   There are a number of matters that affect the comparability of results between 2000, 1999 and 1998. These matters include:

  . Unusual Charges: In the third quarter of 2000, the Company recorded a $55.1 million charge to operating earnings ($40.0 million after tax or $0.45 per diluted share) to increase environmental reserves related to the cleanup of contamination from a former manufacturing facility and to account for the write-down of investments in certain Internet-related businesses. In 1999, the Company recorded charges to operating earnings in the third and fourth quarters totaling $116.0 million ($71.4 million after tax or $0.77 per diluted share) relating to litigation settlements. The Company's 1998 financial results include a $50.8 million charge to operating earnings ($35.1 after tax or $0.35 per diluted share) to cover exit and asset disposition costs related to strategic initiatives taken in the bowling business largely in response to the effect of the Asian economic situation. The benefits from these strategic actions did not have a material effect on the Company's 1998 financial results. In 1999, the Company achieved pretax savings from the 1998 restructuring activity in line with original expectations of approximately $18 million, with additional pretax savings in 2000 exceeding $2 million.

  . Discontinued Operations: As previously mentioned, during 2000 the Company announced its intention to divest the businesses that comprised the former outdoor recreation segment. In 2000, losses from the disposition of the businesses, which were based on estimates, totaled $229.6 million after tax, or $2.59 per diluted share. The discontinued operations generated after-tax losses of $68.4 million and $105.2 million in 2000 and 1999, respectively, and after-tax earnings of $31.9 million in 1998. Diluted loss per share from discontinued operations totaled $0.77 in 2000 and $1.14 in 1999, and diluted earnings per share from discontinued operations were $0.32 in 1998. See the Discontinued Operations section for a more detailed discussion of the operations that were discontinued in 2000.

Results of Operations

  Consolidated

   The following table sets forth certain ratios and relationships calculated from the consolidated statements of income:

                                                     2000      1999     1998*
                                                   --------  --------  --------
                                                     (Dollars in millions,
                                                     except per share data)
Net sales........................................  $3,811.9  $3,541.3  $3,234.9
Percentage increase..............................       7.6%      9.5%      8.1%
Operating earnings...............................  $  397.1  $  274.6  $  301.8
Earnings from continuing operations..............  $  202.2  $  143.1  $  154.4
Earnings (loss) from discontinued operations, net
 of tax..........................................     (68.4)   (105.2)     31.9
Loss from disposal of discontinued operations,
 net of tax......................................    (229.6)      --        --
                                                   --------  --------  --------
Net earnings (loss)..............................  $  (95.8) $   37.9  $  186.3
                                                   ========  ========  ========
Diluted earnings per share from continuing
 operations......................................  $   2.28  $   1.55  $   1.56
Diluted earnings (loss) per share from
 discontinued operations.........................     (0.77)    (1.14)     0.32
Diluted loss per share from disposal of
 discontinued operations.........................     (2.59)      --        --
                                                   --------  --------  --------
Diluted earnings (loss) per share................  $  (1.08) $   0.41  $   1.88
                                                   ========  ========  ========
Expressed as a percentage of net sales:
Gross margin.....................................      28.6%     28.6%     28.3%
Selling, general and administrative expense......      14.0%     15.1%     14.8%
Operating margin.................................      10.4%      7.8%      9.3%

--------
  *Operating earnings in 1998 include income of $15.0 million, or $0.10 per diluted share, from a settlement with a boat dealer.

   The amounts in the above table for 2000 include a $55.1 million pretax unusual charge to operating earnings ($40.0 million after tax or $0.45 per diluted share) to increase environmental reserves related to the cleanup of contamination from a former manufacturing facility and to account for the write-down of investments in certain Internet-related businesses. Results for 1999 included a $116.0 million pretax charge to operating earnings ($71.4 million after tax or $0.77 million per diluted share) related to litigation settlements. Results for 1998 include a $50.8 million pretax strategic charge to operating earnings ($35.1 million after tax or $0.35 per diluted share). Excluding these items, the amounts are as follows:

                                                          2000    1999    1998*
                                                         ------  ------  ------
                                                         (Dollars in millions,
                                                         except per share data)
Operating earnings...................................... $452.2  $390.6  $352.6
Operating margin........................................   11.9%   11.0%   10.9%
Earnings from continuing operations..................... $242.2  $214.5  $189.5
Diluted earnings per share from continuing operations... $ 2.73  $ 2.32  $ 1.91

--------
  *Operating earnings in 1998 include income of $15.0 million, or $0.10 per diluted share, from a settlement with a boat dealer.

   In 2000, net sales of $3,811.9 million improved $270.6 million over 1999. The 7.6 percent increase was primarily due to growth in the marine engine, boat and fitness equipment businesses. Marine engine sales benefited primarily from double-digit growth in international operations and good demand for low-emission outboard engines. Boat revenues grew from increased sales of larger, higher-margin boats, while increases in fitness equipment revenues resulted from double-digit gains in both commercial and consumer product sales and in both domestic and international markets.

   The Company's international sales in 2000 increased 6.7 percent to $838.4 million, a $52.8 million increase over the prior year. Sales to Europe of $432.1 million in 2000 increased $26.0 million, or 6.4 percent, over 1999. Stronger sales of marine engine products and on-going growth in fitness equipment revenues offset declines in European boat sales. Sales to the Pacific Rim grew $15.0 million in 2000 to $166.4 million, with the 9.9 percent increase resulting from additional sales of marine engine products, boats and fitness equipment. Sales in both of these regions were negatively affected by unfavorable currency fluctuations between periods. Marine engine product sales comprised the largest share of international sales in 2000.

   Net sales rose 9.5 percent to $3,541.3 million in 1999, up from $3,234.9 million in 1998. The gain of $306.4 million was primarily due to increased sales of boats, marine engine products and fitness equipment. Boat sales improved from strong sales of larger boats and marine engine sales benefited from improved demand for outboard and sterndrive engines. Fitness equipment revenues increased as a result of new product introductions and higher sales to health clubs.

   International sales increased 4.1 percent to $785.6 million in 1999, an increase of $31.0 million over 1998. Sales to Europe increased 6.6 percent to $406.1 million in 1999 versus $380.8 million in 1998, reflecting stronger sales of fitness equipment and boats, which offset some softness experienced in sales of marine engine products. The Company's sales to the Pacific Rim increased 12.6 percent to $151.4 million in 1999 from $134.5 million in 1998, primarily due to stronger sales of marine engine products. These favorable results were partially offset by a decline in sales to Africa and the Middle East resulting from lower sales of marine engine products and the effects of unfavorable currency fluctuations. Marine engine product sales comprised the largest share of international sales in 1999.

   The Company's gross margin percentage held constant at 28.6 percent in 2000 and 1999, as benefits were received from cost reductions, an improved sales mix and increased production volumes. These benefits helped to mitigate the unfavorable currency effects resulting from the sale of products that are manufactured in the United States and sold into certain foreign markets, primarily Europe and Australia.

   Gross margin percentages increased to 28.6 percent in 1999 from 28.3 percent in 1998. The 30 basis point improvement in gross margin was principally due to the benefits received from additional sales of larger, higher-margin boats and from margin gains in the bowling business attributable to strategic actions taken in late 1998. These factors more than offset the unfavorable effect of a sales mix shift to low-emission outboard engines.

   In 2000, the Company's selling, general and administrative (SG&A) expenses were 14.0 percent of net sales versus 15.1 percent in 1999. The significant improvement resulted from overall sales growth, as well as successful cost containment efforts, especially in the Boat and Marine Engine segments and the bowling business. Also contributing to this improvement was better pension plan performance and decreased legal expenses in 2000, as well as spending on Year 2000 activities incurred in 1999, but not repeated in 2000.

   SG&A expense increased 11.4 percent to $533.7 million in 1999 versus $479.1 million in 1998. SG&A expense in 1998 included income of $15.0 million related to a settlement with a boat dealer. Excluding this settlement, SG&A expense as a percent of sales was 15.1 percent in 1999 versus 15.3 percent in 1998. The improvement resulted as the effects of strong sales growth and cost-management efforts offset investments in growth initiatives and spending on Year 2000 readiness activities.

   Operating earnings in 2000 totaled $397.1 million versus $274.6 million in 1999 and $301.8 million in 1998. Operating earnings included the aforementioned $55.1 million pretax unusual charge in 2000, the $116.0 million pretax litigation charges in 1999 and the $50.8 million pretax strategic charge in 1998. Excluding these charges for each year, 2000 operating earnings increased 15.8 percent to $452.2 million and 1999 operating earnings increased 10.8 percent to $390.6 million. Operating margins, excluding unusual charges, were 11.9 percent in 2000, 11.0 percent in 1999 and
10.9 percent in 1998. In addition, operating earnings in 1998 also included the aforementioned $15.0 million boat dealer settlement gain. Excluding this settlement, operating earnings in 1998 would have been $337.6 million and operating margins would have been 10.4 percent.

   Interest expense was $67.6 million in 2000, $61.0 million in 1999 and $62.7 million in 1998. Contributing to the increase in interest expense in 2000 was a higher average outstanding debt balance, due to increased commercial paper borrowings to fund working capital requirements, capital expenditures and stock repurchases, and a higher weighted-average interest rate on commercial paper (6.58 percent in 2000 and 5.43 percent in 1999). The decrease in interest expense in 1999 versus 1998 was due primarily to a lower average outstanding balance of commercial paper.

   Other expense totaled $6.2 million in 2000 versus other income of $5.7 million in 1999 and $6.2 million in 1998. Start-up costs incurred in 2000 in connection with an equity investment, the divestiture of a joint venture in 1999 and unfavorable currency adjustments adversely affected other income/expense comparisons between 2000 and 1999.

   The Company's effective tax rate was 37.5 percent in 2000, 34.7 percent in 1999 and 37.1 percent in 1998. Excluding the unusual charges, the effective tax rate was 36.0 percent in all three years.

   Average common shares outstanding used to calculate diluted earnings per share were 88.7 million, 92.6 million and 99.0 million in 2000, 1999 and 1998, respectively. The decrease in average shares outstanding in 2000 and 1999 is due primarily to two separate share repurchase programs, one that was completed in the third and fourth quarters of 1998 and one that was initiated in February 2000. See Cash Flow, Liquidity and Capital Resources section below for additional discussion of share repurchase program activity.

  Marine Engine Segment

   The following table sets forth Marine Engine segment results:

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (Dollars in millions)
Net sales......................................... $1,759.9  $1,614.8  $1,482.5
Percentage increase...............................      9.0%      8.9%
Operating earnings................................ $  276.0  $  242.5  $  222.4
Percentage increase...............................     13.8%      9.0%
Operating margin..................................     15.7%     15.0%     15.0%
Capital expenditures.............................. $   63.8  $   77.1  $   66.4

   Net sales in the Marine Engine segment of $1,759.9 million increased 9.0 percent in 2000 versus $1,614.8 million in 1999. The increase resulted from
12.9 percent growth in international operations, despite adverse effects of unfavorable currency exchange rates. Additionally, good demand for low-emission outboard engines generated an increase in domestic outboard sales. Demand for larger sterndrive engines and expanded distribution channels for parts and accessories also contributed to the segment's sales growth in 2000.

   Operating earnings in the segment increased 13.8 percent to $276.0 million in 2000 from $242.5 million in 1999. Operating margins for 2000 improved to
15.7 percent, 70 basis points higher than 1999. These comparisons were favorably affected by leveraging the aforementioned increases in sales, along with benefits from increased production volumes and continued improvements in productivity. Non-recurring spending occurring in 1999 for legal matters also favorably affected the year-over-year comparisons in 2000. These factors helped to mitigate the adverse effect of a stronger dollar against key currencies and the unfavorable margin differential between low-emission and traditional outboard offerings due to higher initial production costs.

   In 1999, Marine Engine segment sales increased 8.9 percent to $1,614.8 million, compared with $1,482.5 million in 1998. This gain primarily reflects strong domestic demand for outboards, particularly low-emission outboard engines. Sales of sterndrive engines also increased, driven by improved consumer demand, while parts and accessories sales benefited from increased distribution and new products.

   Operating earnings were $242.5 million in 1999, an increase of 9.0 percent from $222.4 million in 1998, and operating margins were 15.0 percent in both 1999 and 1998. Operating margin comparisons between periods reflect productivity gains in the engine businesses along with growth in sales of higher-margin marine parts and accessories. These benefits were offset by the unfavorable margin differential between low-emission and traditional outboard offerings due to higher initial production costs, increased spending on marketing and product development investments, and softness in global engine pricing.

  Boat Segment

   The following table sets forth Boat segment results:

                                                     2000      1999     1998*
                                                   --------  --------  --------
                                                     (Dollars in millions)
Net sales......................................... $1,574.3  $1,476.6  $1,332.3
Percentage increase...............................      6.6%     10.8%
Operating earnings................................ $  148.2  $  120.7  $  112.7
Percentage increase...............................     22.8%      7.1%
Operating margin..................................      9.4%      8.2%      8.5%
Capital expenditures.............................. $   57.4  $   46.6  $   48.8

--------
  *Operating earnings in 1998 include income of $15.0 million from a settlement with a boat dealer.

   The Boat segment generated $1,574.3 million in sales for 2000, an increase of 6.6 percent over 1999 sales results. The $97.7 million improvement in net sales resulted from a 10 percent increase in sales of larger, higher-margin boats. Sales of smaller boats increased slightly for the year as improvements in the first half of 2000, driven by an improved mix, were partially offset by weakening demand experienced in the last half of the year. During the second half of 2000, both dealer and the Company's inventories of certain boat categories increased as retail demand slowed.

   In 2000, operating earnings in the Boat segment totaled $148.2 million, a
22.8 percent increase over 1999. Operating margins improved 120 basis points to 9.4 percent in 2000, up from 8.2 percent in 1999. Operating margins in 2000 benefited from a more favorable product mix in 2000 resulting from increased sales of larger, higher-margin boats and improved pricing.

   In 1999, Boat segment sales increased 10.8 percent to $1,476.6 million, compared with $1,332.3 million in 1998. This increase is principally the result of continued strong sales of larger boats resulting from strong consumer demand and new products. These results were achieved while reducing field inventory levels.

   Operating earnings for the Boat segment totaled $120.7 million in 1999 versus $112.7 million in 1998. Segment operating earnings improved 23.5 percent in 1999 from $97.7 million in 1998, excluding a $15.0 million gain recorded in 1998 relating to a settlement with a boat dealer. Operating margins improved to 8.2 percent in 1999 from 7.3 percent in 1998, excluding the settlement. Improvements in these comparisons reflect a reduction in retail price incentives, the aforementioned strong performance in sales of larger, higher-margin boats and productivity gains resulting from the rationalization of product lines and manufacturing operations.

  Recreation Segment

   The following table sets forth Recreation segment results:

                                                         2000     1999    1998
                                                        ------   ------  ------
                                                            (Dollars in
                                                             millions)
Net sales.............................................. $770.7   $733.4  $682.5
Percentage increase....................................    5.1%     7.5%
Operating earnings..................................... $ 73.1   $ 73.9  $ 54.6
Percentage increase (decrease).........................   (1.1)%   35.3%
Operating margin.......................................    9.5%    10.1%    8.0%
Capital expenditures................................... $ 31.8   $ 41.9  $ 47.9

   In 2000, the Recreation segment reported sales of $770.7 million, up 5.1 percent from $733.4 million in 1999. The segment's sales growth was driven by a strong performance from the fitness equipment business, which reported a 20 percent increase in sales resulting from double-digit gains in both commercial and consumer products. Revenues from commercial fitness equipment products improved primarily due to increased sales to health clubs and the military in the United States as well as in international markets. New product introductions and increased distribution drove the growth in consumer exercise equipment sales. Bowling and billiards sales were down 5 percent for the year principally due to a reduction in sales of bowling products, primarily in the fourth quarter. Revenues from retail bowling centers also declined; however, the decrease was due to a reduction of six bowling centers versus the prior year. Revenues from renovated bowling centers ("Brunswick Zones") were up 10 percent over the prior year.

   The Recreation segment's operating earnings totaled $73.1 million in 2000 versus $73.9 million in 1999 and operating margins fell 60 basis points to 9.5 percent in 2000. The decline in operating margins was attributable to the unfavorable impact of a stronger dollar on the European operations in the fitness equipment business, along with continued investment spending on new products and market development. These factors were partially offset by cost containment efforts in the bowling and billiards businesses.

   Sales for the Recreation segment increased 7.5 percent to $733.4 million in 1999, compared with $682.5 million in 1998. The sales gain was primarily driven by double-digit growth in fitness equipment revenues due to increased sales to health clubs in the United States, strong growth in the United Kingdom and new product introductions. Also contributing were increased North American bowling center revenues and increased sales of bowling equipment and supplies.

   The Recreation segment reported operating earnings of $73.9 million in 1999, compared with $54.6 million in 1998, and operating margins increased to
10.1 percent in 1999 from 8.0 percent in 1998. These improvements reflect the benefits in the bowling business from strategic actions taken in 1998 to address the effect of the Asian economic situation on bowling equipment sales, which offset the effects of increased investment in the fitness equipment business for new product development and marketing activities. These strategic actions included exiting and disposing of 15 retail bowling centers in Asia, Brazil and Europe; rationalizing manufacturing of bowling equipment, including closing a pinsetter manufacturing plant in China; accelerating the shutdown of a pinsetter manufacturing plant in Germany; exiting the manufacture of electronic scorers and components; and closing bowling sales and administrative offices in four countries.

  Discontinued Operations

   As previously mentioned, during 2000, the Company announced its intention to divest the following businesses that comprised its former outdoor recreation segment: fishing, camping, bicycle, cooler, marine accessories and hunting sports accessories. These businesses have been accounted for as discontinued operations and the consolidated financial statements for all periods have been restated to present these businesses as discontinued operations in accordance with APB Opinion No. 30.

   Discontinued operations experienced losses totaling $68.4 million in 2000 and $105.2 million in 1999 versus income of $31.9 million in 1998. Losses from discontinued operations included the results of operations from the following businesses: hunting sports accessories, marine accessories and cooler businesses through September 30, 2000, and fishing, camping and bicycle businesses through June 30, 2000. Losses relating to these businesses subsequent to these dates were estimated and provided for in the loss on the disposition of these businesses.

   The 2000 loss from discontinued operations of $68.4 million included the write-off of goodwill and other long-term assets related to the camping business ($76.0 million pretax, $50.0 million after tax) that was recorded in the second quarter of 2000. The write-off was necessary as the Company determined that additional actions would not improve operating performance to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, primarily severance in the fishing and camping businesses, necessitated by a change in business conditions and the decision to outsource the manufacture of fishing reels that were previously produced in-house.

   Losses from discontinued operations of $105.2 million for 1999 included a $178.0 million pretax strategic charge ($114.0 million after tax). Despite the Company's successful initiatives to expand distribution and reduce costs in its bicycle business, the profitability of the business eroded as competition from Asian imports substantially reduced market pricing for bicycles. While the price competition affected virtually all bicycles, the effects were extremely pronounced at the opening price points. Consequently, in the fourth quarter of 1999, the Company determined that the goodwill associated with this business was impaired. Additionally, to further reduce costs, the Company committed to plans to exit manufacturing, reduce warehouse capacity and administrative expenses and rationalize product offerings. As a result of these actions, the Company recorded $178.0 million of charges in the bicycle business. These charges included the write-off of goodwill of $133.6 million, inventory write-downs of $27.0 million, fixed asset write-downs of $10.5 million and other incremental costs of $6.9 million. Additional costs of $7.0 million for severance and other incremental costs related to the 1999 charge were recorded in the first quarter of 2000 and are part of the $68.4 million after-tax loss reported from discontinued operations in 2000.

   Earnings from discontinued operations in 1998 totaled $31.9 million after tax. These results were comprised of $24.2 million of earnings from the disposed outdoor recreation businesses and $7.7 million of income resulting primarily from a favorable cash settlement of a lawsuit brought by the Company related to the previously disposed Technical segment. Included in the $24.2 million of earnings related to the outdoor recreation businesses was a $9.2 million pretax strategic charge ($6.3 million after tax) to earnings in the third quarter of 1998. This charge included strategic actions to rationalize the manufacture and distribution of several products including the consolidation of certain domestic manufacturing operations and the closing of seven domestic distribution warehouses.

   The loss from disposal recorded in 2000 totaled $305.3 million pretax and $229.6 million after tax. The losses associated with the disposition of these businesses were based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses from the date the decision was made to dispose of the businesses through the actual disposition date. The tax benefits associated with the disposal reflect the non-deductibility of anticipated losses on the sale of the cooler business.

   The Company completed the sale of its bicycle and camping businesses in 2000. The Company intends to dispose of the assets of the remaining discontinued businesses through sales transactions. Cash generated from these dispositions, including cash proceeds, net of costs to sell, cash required to fund operations through disposition and related tax benefits realized in connection with the divestitures, is expected to approximate $135 million on a pretax basis and $275 million after tax. Approximately $58 million after tax has been realized through year-end 2000. The realization of future cash receipts is tied to the timing of the transactions and related expenses and the impact on the Company's tax payments. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the loss from disposal of discontinued operations and could result in future gains or losses from disposal of discontinued operations. Risks that could influence the outcome include, but are not limited to, the Company's ability to dispose of its fishing, cooler, marine accessories and hunting sports accessories businesses within the time, price and manner estimated and its ability to maintain key customers during the divestiture period.

Cash Flow, Liquidity and Capital Resources

   The following table sets forth an analysis of cash flow for the years ended December 31, 2000, 1999 and 1998 (in millions):

                                                         2000    1999    1998
                                                        ------  ------  ------
EBITDA*................................................ $594.8  $537.7  $494.4
Changes in working capital............................. (163.2)  (53.5)  (35.7)
Interest expense.......................................  (67.6)  (61.0)  (62.7)
Tax payments...........................................  (55.2) (115.9)  (50.6)
Other..................................................  (57.8)  (56.9)   42.0
                                                        ------  ------  ------
  Cash provided by operating activities of continuing
   operations..........................................  251.0   250.4   387.4
  Cash used for investing activities of continuing
   operations**........................................ (188.1) (176.1) (170.3)
                                                        ------  ------  ------
  Free cash flow***.................................... $ 62.9  $ 74.3  $217.1
                                                        ======  ======  ======
  Cash flow from discontinued operations (pretax)...... $ 45.3  $  8.9  $  7.2
                                                        ======  ======  ======

--------
  *EBITDA is defined as net earnings, adjusted for unusual charges and discontinued operations (as previously described), before interest, taxes, depreciation and amortization. EBITDA is presented to assist in the analysis of cash from operations. However, it is not intended as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles.
 **Comprised principally of capital expenditures and excludes acquisition and disposition activities.
***Free cash flow is defined as cash flow from operating and investing activities of continuing operations, excluding acquisition, disposition and financing activities.

   Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

   Net cash provided by operating activities of continuing operations totaled $251.0 million in 2000, compared with $250.4 million in 1999 and $387.4 million in 1998. Cash provided by operating activities in 2000 versus 1999 reflect benefits from stronger operating results, which is reflected in operating results from continuing operations before unusual charges, interest and taxes. Cash provided from operating activities included changes in working capital that resulted in a use of $163.2 million, $53.5 million and $35.7 million in 2000, 1999 and 1998, respectively. Inventories were $510.7 million at December 31, 2000, versus $406.4 million at December 31, 1999. The year-over-year increase of $104.3 million was principally due to growth in marine engine, fitness equipment and boat inventories. Accounts and notes receivable totaled $419.9 million at December 31, 2000, compared with $345.9 million at December 31, 1999. The $74.0 million increase in receivables over the prior year was due primarily to the growth in sales and change in sales mix for the comparable periods.

   Tax payments in 2000 reflect benefits realized from antitrust settlement payments made in 2000 and 1999. Tax payments in 1999 and 1998 reflect benefits realized on losses associated with strategic charges recorded in 1998 and 1997. Other operating cash flow activities included payments made by the Company for litigation settlements totaling $49.4 million in 2000 and $57.6 million in 1999, which are discussed in the Legal Proceedings section below. Other operating cash flow activity in 1998 included $40.1 million of one-time benefits resulting from a settlement with a boat dealer, the favorable settlement of a lawsuit related to the divested Technical segment and a dividend from an equity investment.

   The Company invested $156.0 million, $166.8 million and $164.6 million in capital expenditures in 2000, 1999 and 1998, respectively. The largest portion of these expenditures was made for on-going investments to introduce new products, expand product lines and achieve improved production efficiencies and product quality. In addition, included in these totals for 2000, 1999 and 1998 were $5.7 million, $13.9 million and $30.7 million, respectively, relating to company-wide systems upgrade projects.

   Investments totaling $38.1 million, $13.6 million and $21.6 million for 2000, 1999 and 1998, respectively, were primarily comprised of amounts invested in Internet-related businesses and fitness equipment distribution alliances in 2000 and 1999, and in a boat dealer in 1998. In addition, in 1999 the Company invested $4.2 million to acquire two international boat companies, and in 1998, the Company invested $32.8 million to acquire 12 bowling centers and ParaBody fitness equipment.

   The Company anticipates spending approximately $150 million for capital expenditures in 2001. About one-half of the capital spending is expected to be for new and upgraded products, about one-third for necessary maintenance spending and the balance targeted toward cost reductions and investments in information technology. The Company will continue to evaluate acquisitions and other investment opportunities as they arise.

   Cash and cash equivalents totaled $125.2 million at the end of 2000, compared with $100.8 million in 1999. Total debt at year-end 2000 was $774.5 million versus $730.2 million at the end of 1999. The increase in total debt outstanding is due principally to increases in short-term commercial paper borrowings. Debt-to-capitalization ratios were 42.1 percent at December 31, 2000, and 36.0 percent at December 31, 1999. The Company had $152.0 million in outstanding commercial paper at December 31, 2000, with additional borrowing capacity of $248.0 million under the Company's $400.0 million long-term credit agreement with a group of banks described in Note 10, Debt, in the Notes to Consolidated Financial Statements. Under the terms of the long-term credit agreement, the Company has multiple borrowing options, and, if utilized, the borrowing rate, as calculated in accordance with those terms, would have been
6.74 percent at December 31, 2000. The Company also has $150.0 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

   Share repurchase activity for the years ended December 31, 2000, 1999 and 1998, was $87.1 million, $18.3 million and $159.9 million, respectively, and reflects activity from three repurchase programs. On February 8, 2000, the Company announced a program to repurchase $100 million of its common stock from time to time in the open market or through privately negotiated transactions. During the first half of 2000, the Company repurchased 4.6 million shares of its common stock for $84.7 million in open market transactions under this program. During the fourth quarter of 1998, the Company completed a seven-million-share repurchase program for $127.7 million. The Company also has a program to systematically repurchase up to five million shares of its common stock to offset shares the Company expects to issue under its stock option and other compensation plans. Under this program, the Company repurchased 0.1 million, 0.8 million and 1.2 million shares for $2.4 million, $18.3 million and $32.2 million in 2000, 1999 and 1998, respectively. A total of 2.7 million additional shares may be repurchased under this program. Future repurchases of the Company's common stock under existing repurchase programs will be considered; however, in the short-term the Company intends to use excess cash to reduce debt.

   The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings, ability to generate significant cash from operating activities and current divestiture activities. Management believes that there are adequate sources of liquidity to meet the Company's short-term and long-term needs.

Legal Proceedings

   On March 24, 2000, the United States Court of Appeals for the Eighth Circuit issued an opinion reversing and vacating a verdict entered against the Company in the case Concord Boat Corporation, et al. v. Brunswick Corporation (Concord). In June 1998, a jury had awarded the Concord plaintiffs treble damages totaling $133.2 million based on alleged antitrust violations involving the sale of sterndrive and inboard marine engines. The Concord plaintiffs were also awarded attorneys' fees and costs. The Company appealed and the appellate court reversed and vacated the judgment, including the award of fees and costs, remanding the case for entry of judgment in the Company's favor. Additionally, the appellate court ordered the release of a $133.2 million surety bond that was issued in 1998 to secure damages previously awarded in the Concord suit, relieving the Company from any further obligation to maintain the surety bond. The Concord plaintiffs sought discretionary review of the appellate court's decision by the United States Supreme Court, which the Company opposed. On November 6, 2000, the United States Supreme Court, without comment, denied review of the appellate court's decision in the Concord suit, letting stand the judgment in favor of the Company.

   The Concord plaintiffs' claims involved less than one-fifth of the total sterndrive and inboard engines sold to independent boat builders during the relevant time period. Subsequent to the 1998 Concord verdict, six additional lawsuits, including five class-action suits, were filed seeking to rely on the allegations and findings in the Concord suit. The plaintiffs in these actions included independent boat builders, dealers, competitors and consumers. The Company settled these cases in the third and fourth quarters of 1999, prior to final resolution of the Concord appeal, to manage its overall exposure related to these actions. The Company recorded a $116.0 million pretax charge in 1999 relating to these settlements. The Company paid $49.4 million in 2000 and $57.6 million in 1999 related to these settlements, with the remainder to be paid in 2001.

   The Federal Trade Commission (FTC) began an investigation in 1997 of certain of the Company's marketing practices related to the sale of sterndrive marine engines to boat builders and dealers. The Company believes such practices were lawful; however, they were discontinued for business reasons prior to the initiation of the FTC's investigation. In December 2000, the Company formally requested that the FTC close its investigation in light of the favorable outcome of the Concord litigation, which involved the same marketing practices. In February 2001, the Company was notified that the FTC was investigating whether the Company's bidding for certain assets relating to Outboard Marine Corporation's (OMC) engine business as a part of OMC's bankruptcy constitutes a violation of U.S. antitrust laws.

   On October 26, 1999, a federal court jury in Seattle, Washington, awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against the Company, as successor in interest to the predecessor entities of its Life Fitness division, upon the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. Precor was also awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award. The Company has appealed the verdict and the award of attorneys' fees to the United States Court of Appeals for the Federal Circuit. The parties are awaiting oral argument of the appeal, which is scheduled for April 2001. On May 23, 2000, a $13.0 million surety bond was issued to secure damages while the Company pursues its appeal. While there can be no assurances, the Company believes it is likely to prevail on the appeal and obtain either a new trial or judgment in its favor. No reserve relating to the resolution of this case has been recorded.

   In January 2000, Precor filed suit against Life Fitness in federal court in Washington alleging that certain of Life Fitness's cross trainer exercise machines infringed Precor's Miller '829 patent. In 1999, before Precor filed its lawsuit, the Miller '829 patent was re-examined by the U.S. Patent & Trademark Office (PTO) and was rejected. Precor has sought a reissuance of the Miller patent by the PTO. Pending a determination of this reissuance request, this lawsuit against Life Fitness has been stayed. The Company is unable to predict the outcome of the second Precor case. No reserve relating to the resolution of this case has been recorded.

   The Company is also involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, involving both on- and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company is also involved in a number of environmental remediation actions addressing contamination resulting from historic activities on its present and former plant properties. Refer to Note 7, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements of environmental proceedings.

   On October 27, 1999, the United States Tax Court upheld an Internal Revenue Service (IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. On July 17, 2000, the Company appealed the Tax Court ruling to the United States Court of Appeals for the District of Columbia and filed a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the appeal. Oral argument of the appeal has been scheduled for October 2001.

   If the Company does not prevail in its appeal, the amount of taxes due, which would likely be payable in 2002, would total approximately $60 million, plus interest, net of tax, of approximately $65 million. The Company is also in the process of settling IRS audits on open tax years 1989 through 1991 and anticipates favorable adjustments that would decrease the total tax owed to approximately $40 million, with accompanying interest, net of tax, of approximately $30 million. The Company does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution of this matter.

Engine Emission Regulations

   U.S. Environmental Protection Agency (EPA) regulations finalized in 1996 require that certain exhaust emissions from gasoline marine outboard engines be reduced by 8.3 percent per year for nine years beginning with the 1998 model year. The Company has implemented a plan that meets the EPA compliance schedule. It includes both modifying automotive two-stroke direct fuel injection technology for marine use and substituting certain two-stroke engines with four-stroke engines. Both of these technologies yield emission reductions of 80 percent or better. The Company expects the amount of low-emission engine sales as a percentage of total Marine Engine segment sales to continue to increase and anticipates that costs associated with the introduction of low-emission engines will continue to have an adverse effect on Marine Engine segment operating margins in the future.

   More recently, the California Air Resources Board (CARB) voted to adopt regulations more stringent than the EPA regulations. These regulations will accelerate the applicability of the EPA targeted emissions reductions from 2006 to 2001. This affected new engines sold in California beginning with the model year 2001, with further emission reductions scheduled in 2004 and 2008. The Company has met the 2001 requirements and believes that its current implementation plan designed to meet the EPA exhaust emissions regulations will allow the Company to comply with the more stringent regulations as currently proposed by CARB. Product-development costs, however, are likely to be accelerated, which may adversely affect short-term results.

Other Matters

   In January 2001, the Company announced its intention to close four of its boat manufacturing plants. The action involves plants in Spokane, Washington; Tallahassee, Florida; and two plants in Valdosta, Georgia. The affected plants manufacture Bayliner and Maxum runabouts and cruisers from 17 to 33 feet. The closures were made to capitalize on improved operating efficiencies at the remaining boat plants and facilitate reduction of pipeline inventories through reduced production volumes. When the closure of these plants is completed, the Boat Group will have 18 boat plants throughout the United States. In all, approximately 650 positions, including manufacturing and administrative, will be eliminated in connection with these plant closures. In March 2001, the Company announced a workforce reduction of 500 additional positions at plants that manufacture Sea Ray and Baja boats. These actions will allow the Boat Group to align production rates with expected demand for its products. The Company anticipates incurring approximately $5 million of costs associated with the boat plant closures and workforce reduction actions.

New Accounting Pronouncements

   In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133." SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (quarter ended March 31, 2001, for the Company). The Company will adopt the new Statement effective January 1, 2001. Adoption will require the Company to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedge transaction, and on the type of hedge transaction. The gains or losses on derivative instruments that are reported in other comprehensive income must be reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges must be recognized in earnings immediately. The new derivative accounting standards may result in increased volatility in reported earnings, other comprehensive income and accumulated other comprehensive income. Based on the Company's derivative position at December 31, 2000, the Company estimates that the effect of this change in accounting will not be material to the Company's results of operations or financial position.

Euro Conversion

   The Company has evaluated, and will continue to evaluate, the effects on its operations of the European Economic Monetary Union conversion to the Euro. The costs to prepare for this conversion, including the costs to adapt information systems, have not been and are not expected to be material to the Company's results of operations, financial position or cash flows. The Company does not currently expect the introduction and use of the Euro to have a material effect on its foreign exchange and hedging activities, or on its use of derivative financial instruments. While the Company does not expect the Euro conversion to have a material effect on its operations, some uncertainty exists as to the effect that the conversion to the Euro will have on the markets for the Company's products. Accordingly, the effect on the Company's operations cannot be predicted with certainty.

Forward-Looking Statements

   Certain statements in this Annual Report are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the ability to dispose of the fishing, cooler, marine accessories and hunting sports accessories businesses within the time, price and manner estimated; the ability to maintain key customers during the divestiture period; the ability of the buyers to obtain financing; the market impact of the liquidation of a bankrupt marine competitor's inventory and the acquisition of that competitor's assets by other marine companies; shifts in market demand for the Company's products; shifts in currency exchange rates; the effect of interest rates and fuel prices on demand for marine products; competitive pricing pressures; inventory adjustments by major dealers and retailers; the effect of reducing the Company's inventories; financial difficulties experienced by dealers; adverse domestic or foreign economic conditions; adverse weather conditions retarding sales of marine products; the ability to complete environmental remediation efforts at the cost estimated; the Company's ability to develop product technologies which comply with regulatory requirements; the success of marketing and cost-management programs; the Company's ability to develop and produce new products; new and competing technologies; and imports from Asia and increased competition from Asian competitors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company's management. The Company does not use financial instruments for trading or speculative purposes.

   The Company uses foreign currency forward and option contracts to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. The Company's principal currency exposures relate to the European currencies, Canadian dollar, Japanese yen, Australian dollar and the British pound. Hedging of anticipated transactions is accomplished with financial instruments as the maturity date of the instrument, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. Hedging of an asset or liability is accomplished through the use of financial instruments as the gain or loss on the hedging instrument offsets the gain or loss on the asset or liability.

   The Company uses interest rate swap agreements to mitigate the effect of changes in interest rates on the Company's borrowings. The Company's net exposure to interest rate risk primarily consists of fixed-rate instruments. Interest rate risk management is accomplished through the use of interest rate swaps and floating-rate instruments that are benchmarked to U.S. and European short-term money market interest rates.

   Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements to manage fluctuations in prices of anticipated purchases of certain raw materials.

   The Company uses a value-at-risk (VAR) computation to estimate the maximum one-day reduction in pretax earnings related to its foreign currency, interest rate and commodity price-sensitive derivative financial instruments. The VAR computation includes the Company's debt, foreign currency forwards, interest rate swap agreements and commodity swap agreements.

   The amounts shown below represent the estimated reduction in fair market value that the Company could incur on its derivative financial instruments from adverse changes in foreign exchange rates, interest rates or commodity prices using the VAR estimation model. The VAR model uses the variance-covariance statistical modeling technique and uses historical foreign exchange rates, interest rates and commodity prices to estimate the volatility and correlation of these rates and prices in future periods. It estimates a loss in fair market value using statistical modeling techniques and includes substantially all market risk exposures. The estimated potential losses shown in the table below have no effect on the Company's results of operations or financial condition.

                                                      Amount
                                                        in     Time  Confidence
Risk Category                                        Millions Period   Level
-------------                                        -------- ------ ----------
Foreign exchange....................................   $0.4   1 day     95%
Interest rates......................................   $4.9   1 day     95%
Commodity prices....................................   $0.5   1 day     95%

   The 95 percent confidence level signifies the Company's degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown disregard the possibility that foreign currency exchange rates, interest rates and commodity prices could move in the Company's favor. The VAR model assumes that all movements in rates and commodity prices will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in global financial markets.

Item 8. Financial Statements and Supplementary Data

   Refer to the Index to Financial Statements and Financial Statement Schedule for the required information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to the directors of the Company and Section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2001 (the Proxy Statement). All of the foregoing information is hereby incorporated by reference. The Company's executive officers are listed herein on pages 10 to 12.

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

Item 13. Certain Relationships and Related Transactions

   Information with respect to certain relationships and related transactions will be set forth in the Proxy Statement and is hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this report on pages 30 to 57.

      2. The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule is filed as part of this report on page 59.

      3. The exhibits listed in the accompanying Index to Exhibits are filed as part of the 10-K unless noted otherwise.

   (b) Reports on Form 8-K

   On October 26, 2000, the Company filed a Current Report on Form 8-K dated October 13, 2000, reporting in Item 5 that it had executed a non-binding letter of intent to sell certain of its outdoor recreation businesses which was subsequently terminated on November 6, 2000. Also reported in Item 5 on October 26, 2000, was the Company's decision to divest its hunting sports accessories, marine accessories and cooler businesses, and to record additional environmental reserve charges and a write-down of certain investments in Internet-related businesses.

   (c) Exhibits

   See Exhibit Index on pages 60 to 62.

   (d) Financial Statement Schedule

   See Index to Financial Statements and Financial Statement Schedule on page
29.

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

March 9, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Signature                                Title
           ---------             -------------------------------------------
   George W. Buckley             Chairman and Chief Executive Officer
                                  (Principal Executive Officer) and Director
   Victoria J. Reich             Senior Vice President and Chief Financial
                                  Officer (Principal Financial and
                                  Accounting Officer)
   Nolan D. Archibald            Director
   Dorrit J. Bern                Director
   Jeffrey L. Bleustein          Director
   Michael J. Callahan           Director
   Manuel A. Fernandez           Director
   Peter B. Hamilton             Vice Chairman and President--Brunswick
                                  Bowling & Billiards and Director
   Peter Harf                    Director
   Jay W. Lorsch                 Director
   Bettye Martin Musham          Director
   Kenneth Roman                 Director
   Robert L. Ryan                Director
   Roger W. Schipke              Director

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


                                          By: /s/ Victoria J. Reich
                                              Victoria J. Reich
                                              Senior Vice President and Chief
                                              Financial Officer

March 9, 2001

         Index to Financial Statements and Financial Statement Schedule

                             BRUNSWICK CORPORATION

                                                                            Page
                                                                            ----
Financial Statements:
Report of Management.......................................................  30
Report of Independent Public Accountants...................................  30
Consolidated Statements of Income for the Years Ended
 December 31, 2000, 1999 and 1998..........................................  31
Consolidated Balance Sheets at December 31, 2000 and 1999..................  32
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998..........................................  34
Consolidated Statements of Shareholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998..........................................  35
Notes to Consolidated Financial Statements.................................  36

Financial Statement Schedule:
Consent of Independent Public Accountants..................................  58
Schedule II--Valuation and Qualifying Accounts.............................  59

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

   The Audit and Finance Committee of the Board of Directors, comprised entirely of outside directors, meets regularly with the independent public accountants, management and internal auditors to review accounting, reporting, internal control and other financial matters. The Committee regularly meets with both the internal and external auditors without members of management present.

/s/ George W. Buckley                /s/ Victoria J. Reich
George W. Buckley                    Victoria J. Reich
Chairman and Chief Executive Officer Senior Vice President and Chief Financial
                                     Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brunswick Corporation:

   We have audited the accompanying consolidated balance sheets of Brunswick Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                     /s/ Arthur Andersen LLP

Chicago, Illinois
January 23, 2001

                             BRUNSWICK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      For the Years ended
                                                          December 31
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                    (In millions, except per
                                                          share data)

Net sales........................................  $3,811.9  $3,541.3  $3,234.9
Cost of sales....................................   2,723.3   2,527.3   2,319.3
Selling, general and administrative expense......     534.2     533.7     479.1
Research and development expense.................     102.2      89.7      83.9
Unusual charges..................................      55.1     116.0      50.8
                                                   --------  --------  --------
    Operating earnings...........................     397.1     274.6     301.8
Interest expense.................................     (67.6)    (61.0)    (62.7)
Other income (expense)...........................      (6.2)      5.7       6.2
                                                   --------  --------  --------
    Earnings before income taxes.................     323.3     219.3     245.3
Income tax provision.............................     121.1      76.2      90.9
                                                   --------  --------  --------
    Earnings from continuing operations..........     202.2     143.1     154.4
Earnings (loss) from discontinued operations, net
 of tax..........................................     (68.4)   (105.2)     31.9
Loss from disposal of discontinued operations,
 net of tax......................................    (229.6)      --        --
                                                   --------  --------  --------
    Net earnings (loss)..........................  $  (95.8) $   37.9  $  186.3
                                                   ========  ========  ========
Basic earnings (loss) per common share:
  Earnings from continuing operations............  $   2.28  $   1.56  $   1.57
  Earnings (loss) from discontinued operations...     (0.77)    (1.14)     0.32
  Loss from disposal of discontinued operations..     (2.59)      --        --
                                                   --------  --------  --------
  Net earnings (loss)............................  $  (1.08) $   0.41  $   1.90
                                                   ========  ========  ========
Diluted earnings (loss) per common share:
  Earnings from continuing operations............  $   2.28  $   1.55  $   1.56
  Earnings (loss) from discontinued operations...     (0.77)    (1.14)     0.32
  Loss from disposal of discontinued operations..     (2.59)      --        --
                                                   --------  --------  --------
  Net earnings (loss)............................  $  (1.08) $   0.41  $   1.88
                                                   ========  ========  ========
Average shares used for computation of:
  Basic earnings per share.......................      88.7      92.0      98.3
  Diluted earnings per share.....................      88.7      92.6      99.0


The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             As of December 31
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                           (Dollars in millions,
                                                          except per share data)
Assets
Current assets
Cash and cash equivalents, at cost, which
 approximates market.......................................  $  125.2  $  100.8
Accounts and notes receivable, less allowances of
 $21.2 and $18.4...........................................     419.9     345.9
Inventories
  Finished goods...........................................     288.1     202.3
  Work-in-process..........................................     153.6     137.7
  Raw materials............................................      69.0      66.4
                                                             --------  --------
    Net inventories........................................     510.7     406.4
                                                             --------  --------
Prepaid income taxes.......................................     367.8     257.2
Prepaid expenses...........................................      48.6      51.2
Income tax refunds receivable..............................      57.4      25.1
Net assets of discontinued operations offered for sale.....     302.2     562.6
                                                             --------  --------
  Current assets...........................................   1,831.8   1,749.2
                                                             --------  --------
Property
Land.......................................................      64.6      70.4
Buildings..................................................     408.6     381.2
Equipment..................................................     967.7     925.1
                                                             --------  --------
  Total land, buildings and equipment......................   1,440.9   1,376.7
Accumulated depreciation...................................    (756.8)   (711.5)
                                                             --------  --------
  Net land, buildings and equipment........................     684.1     665.2
Unamortized product tooling costs..........................     119.1     109.4
                                                             --------  --------
  Net property.............................................     803.2     774.6
                                                             --------  --------
Other assets
Goodwill...................................................     391.8     404.8
Other intangibles..........................................     116.1      85.6
Investments................................................      73.0      64.3
Other long-term assets.....................................     180.6     169.4
                                                             --------  --------
  Other assets.............................................     761.5     724.1
                                                             --------  --------
    Total assets...........................................  $3,396.5  $3,247.9
                                                             ========  ========


The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            As of December 31
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                          (Dollars in millions,
                                                          except per share data)
Liabilities and shareholders' equity
Current liabilities
Short-term debt, including current maturities of
 long-term debt............................................ $  172.7  $  107.7
Accounts payable...........................................    238.6     248.9
Accrued expenses...........................................    641.8     625.3
Reserve for discontinued operations........................    194.8       --
                                                            --------  --------
  Current liabilities......................................  1,247.9     981.9
                                                            --------  --------
Long-term debt
  Notes, mortgages and debentures..........................    601.8     622.5
                                                            --------  --------
Deferred items
Income taxes...............................................    215.4     131.9
Postretirement and postemployment benefits.................    196.5     141.2
Compensation and other.....................................     67.8      70.2
                                                            --------  --------
  Deferred items...........................................    479.7     343.3
                                                            --------  --------
Common shareholders' equity
Common stock; authorized: 200,000,000 shares, $0.75 par
 value; issued: 102,538,000 shares.........................     76.9      76.9
Additional paid-in capital.................................    314.5     314.3
Retained earnings..........................................  1,041.4   1,181.5
Treasury stock, at cost: 15,194,000 and 10,727,000 shares..   (296.4)   (214.0)
Unamortized ESOP expense and other.........................    (41.9)    (49.3)
Accumulated other comprehensive income (loss)..............    (27.4)     (9.2)
                                                            --------  --------
  Common shareholders' equity..............................  1,067.1   1,300.2
                                                            --------  --------
    Total liabilities and shareholders' equity............. $3,396.5  $3,247.9
                                                            ========  ========


The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                          (In millions)
Cash flows from operating activities
Net earnings (loss)................................. $ (95.8) $  37.9  $ 186.3
Depreciation and amortization.......................   148.8    141.4    135.6
Changes in noncash current assets and current
 liabilities
  Change in accounts and notes receivable...........   (69.4)   (77.2)    22.1
  Change in inventory...............................  (104.3)   (39.8)   (32.5)
  Change in prepaid expenses........................     2.6     (4.4)    (5.7)
  Change in accounts payable........................   (10.4)    34.3     11.5
  Change in accrued expenses........................    18.3     33.6    (31.1)
Income taxes........................................    65.9    (39.7)    40.2
Dividends received from equity investments..........     0.8      2.2     19.0
Unusual charges.....................................    55.1    116.0     50.8
Antitrust settlement payments.......................   (49.4)   (57.6)      --
Loss (gain) on discontinued operations..............   298.0    105.2    (31.9)
Other, net..........................................    (9.2)    (1.5)    23.1
                                                     -------  -------  -------
  Net cash provided by continuing operations........   251.0    250.4    387.4
  Net cash provided by discontinued operations......     5.8     48.8     41.6
                                                     -------  -------  -------
  Net cash provided by operating activities.........   256.8    299.2    429.0
                                                     -------  -------  -------
Cash flows from investing activities
Capital expenditures................................  (156.0)  (166.8)  (164.6)
Investments.........................................   (38.1)   (13.6)   (21.6)
Acquisitions of businessess.........................      --     (4.2)   (32.8)
Other, net..........................................     6.0     30.4     15.9
                                                     -------  -------  -------
  Net cash used for continuing operations...........  (188.1)  (154.2)  (203.1)
  Net cash provided by (used for) discontinued
   operations.......................................    39.5    (39.9)   (34.4)
                                                     -------  -------  -------
  Net cash used for investing activities............  (148.6)  (194.1)  (237.5)
                                                     -------  -------  -------
Cash flows from financing activities
Net issuances (repayments) of commercial paper and
 other short-term debt..............................    57.5    (59.7)    62.1
Payments of long-term debt including current
 maturities.........................................   (13.1)   (15.6)   (11.4)
Cash dividends paid.................................   (44.3)   (45.9)   (49.0)
Stock repurchases...................................   (87.1)   (18.3)  (159.9)
Stock options exercised.............................     3.2      9.1      7.2
                                                     -------  -------  -------
  Net cash used for financing activities............   (83.8)  (130.4)  (151.0)
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................    24.4    (25.3)    40.5
Cash and cash equivalents at January 1..............   100.8    126.1     85.6
                                                     -------  -------  -------
Cash and cash equivalents at December 31............ $ 125.2  $ 100.8  $ 126.1
                                                     =======  =======  =======
Supplemental cash flow disclosures:
Interest paid....................................... $  71.3  $  57.7  $  59.0
Income taxes paid, net.............................. $  55.2  $ 115.9  $  50.6
Treasury stock issued for compensation plans and
 other.............................................. $   3.7  $  18.1  $  17.1

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                Unamortized  Accumulated
                                 Additional                        ESOP         other
                          Common  paid-in   Retained  Treasury    expense   comprehensive
                          stock   capital   earnings   stock     and other     income      Total
                          ------ ---------- --------  --------  ----------- ------------- --------
                                       (Dollars in millions, except per share data)
Balance, December 31,
 1997...................  $76.9    $308.2   $1,052.2  $ (59.0)    $(63.1)      $ (0.2)    $1,315.0
                          -----    ------   --------  -------     ------       ------     --------
Comprehensive income
 Net earnings...........    --        --       186.3      --         --           --         186.3
 Currency translation
  adjustments...........    --        --         --       --         --          (1.1)        (1.1)
 Other comprehensive
  income................    --        --         --       --         --          (4.5)        (4.5)
                          -----    ------   --------  -------     ------       ------     --------
  Total comprehensive
  income--1998..........    --        --       186.3      --         --          (5.6)       180.7
Stock repurchased.......    --        --         --    (159.9)       --           --        (159.9)
Dividends ($0.50 per
 common share)..........    --        --       (49.0)     --         --           --         (49.0)
Compensation plans and
 other..................    --        3.3        --      14.2        7.0          --          24.5
                          -----    ------   --------  -------     ------       ------     --------
Balance, December 31,
 1998...................  $76.9    $311.5   $1,189.5  $(204.7)    $(56.1)      $ (5.8)    $1,311.3
                          -----    ------   --------  -------     ------       ------     --------
Comprehensive income
 Net earnings...........    --        --        37.9      --         --           --          37.9
 Currency translation
  adjustments...........    --        --         --       --         --          (5.7)        (5.7)
 Other comprehensive
  income................    --        --         --       --         --           2.3          2.3
                          -----    ------   --------  -------     ------       ------     --------
  Total comprehensive
  income--1999..........    --        --        37.9      --         --          (3.4)        34.5
Stock repurchased.......    --        --         --     (18.3)       --           --         (18.3)
Dividends ($0.50 per
 common share)..........    --        --       (45.9)     --         --           --         (45.9)
Compensation plans and
 other..................    --        2.8        --       9.0        6.8          --          18.6
                          -----    ------   --------  -------     ------       ------     --------
Balance, December 31,
 1999...................  $76.9    $314.3   $1,181.5  $(214.0)    $(49.3)      $ (9.2)    $1,300.2
                          -----    ------   --------  -------     ------       ------     --------
Comprehensive income
 Net earnings (loss)....    --        --       (95.8)     --         --           --         (95.8)
 Currency translation
  adjustments...........    --        --         --       --         --          (8.3)        (8.3)
 Other comprehensive
  income................    --        --         --       --         --          (9.9)        (9.9)
                          -----    ------   --------  -------     ------       ------     --------
  Total comprehensive
  income--2000..........    --        --       (95.8)     --         --         (18.2)      (114.0)
Stock repurchased.......    --        --         --     (87.1)       --           --         (87.1)
Dividends ($0.50 per
 common share)..........    --        --       (44.3)     --         --           --         (44.3)
Compensation plans and
 other..................    --        0.2        --       4.7        7.4          --          12.3
                          -----    ------   --------  -------     ------       ------     --------
Balance, December 31,
 2000...................  $76.9    $314.5   $1,041.4  $(296.4)    $(41.9)      $(27.4)    $1,067.1
                          =====    ======   ========  =======     ======       ======     ========


The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

   Principles of consolidation. The consolidated financial statements of Brunswick Corporation (the Company) include the accounts of its significant domestic and foreign subsidiaries, after eliminating transactions between the Company and such subsidiaries.

   Reclassifications. Certain previously reported amounts have been reclassified to conform with current-year reporting.

   Use of estimates. The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include, but are not limited to, the loss on the disposal of the discontinued operations; losses on litigation and other contingencies; warranty, income tax, insurance, inventory valuation and environmental reserves; allowances for doubtful accounts (both long and short term); reserves for dealer allowances; reserves related to restructuring activities; the determination of the discount rate and other assumptions for pension and postretirement liabilities; and the valuation of investments. Actual results could differ materially from those estimates.

   Cash and cash equivalents. The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

   Inventories. Approximately 61 percent of the Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market (replacement cost or net realizable value). Inventories valued at last-in, first-out (LIFO) cost were $81.0 million and $80.8 million lower than the FIFO cost of inventories at December 31, 2000 and 1999, respectively. Inventory cost includes material, labor and manufacturing overhead.

   Property. Property, including major improvements and product tooling costs, is recorded at cost. Maintenance and repair costs are charged against results of operations as incurred. Depreciation is charged against results of operations over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to fifteen years and product tooling is depreciated over a useful life of three to eight years.

   Software development costs. The Company expenses all software development and implementation costs incurred until the Company has determined that the software will result in probable future economic benefit and management has committed to funding the project. Once this is determined, external direct costs of material and services, payroll-related costs of employees working on the project and related interest costs incurred during the application development stage are capitalized. These capitalized costs are amortized over their estimated useful lives, beginning when the system is placed in service. Training costs and costs to re-engineer business processes are expensed as incurred.

   Intangibles. The excess of cost over net assets of businesses acquired is recorded as goodwill and amortized using the straight-line method over its estimated useful life, principally 40 years. Accumulated goodwill amortization was $83.9 million and $70.9 million at December 31, 2000 and 1999, respectively. The costs of other intangible assets are amortized over their expected useful lives using the straight-line method. Accumulated amortization of other intangible assets was $161.7 million and $149.3 million at December 31, 2000 and 1999, respectively. At December 31, 2000, other intangible assets included $43.3 million, which

                             BRUNSWICK CORPORATION
represents unamortized prior service costs, recorded as part of the additional minimum pension liability adjustment.

   Investments. The Company accounts for its long-term investments that represent less than 20 percent ownership using Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has investments in certain equity securities that have readily determinable market values and are being accounted for as Available-for-Sale equity investments in accordance with SFAS No. 115. Therefore, these investments are recorded at market value with changes reflected in other comprehensive income, a component of shareholders' equity, on an after-tax basis. Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments and, at December 31, 2000 and 1999, such investments were recorded at the lower of cost or fair value.

   For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, the equity method of accounting is used. The Company's share of net income or losses of equity method investments is included in the Consolidated Statements of Income and were not material in any period presented. See Note 17, Investments, in the Notes to Consolidated Financial Statements.

   Long-lived assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

   Other long-term assets. Other long-term assets include pension assets and long-term notes receivable. Long-term notes receivable include cash advances made to customers, principally boat builders and fitness equipment retailers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable that are reduced as purchases of qualifying products are made. Amounts outstanding related to these arrangements as of December 31, 2000 and 1999, totaled $65.1 million and $66.5 million, respectively. One boat builder customer and its owner comprised 61 percent and 66 percent of these amounts as of December 31, 2000 and 1999, respectively.

   Advertising costs. Advertising and promotion costs are generally expensed in the year in which the advertising first takes place. Advertising and promotion costs were $86.0 million, $86.3 million and $91.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   Revenue recognition. Revenue from product sales is recognized in accordance with terms of sale, primarily upon shipment to customers. Provisions for discounts and rebates to customers, warranties, returns and other adjustments are provided for in the same period the related sales are recorded. In accordance with Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company records amounts billed to a customer for shipping and handling fees in a sales transaction as revenue and the cost of shipping and handling fees as cost of sales.

   Comprehensive income. Accumulated other comprehensive income includes currency translation adjustments, unrealized gains and losses on investments and minimum pension liability adjustments.

                             BRUNSWICK CORPORATION

   Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company's management and are not used for trading or speculative purposes.

   Forward exchange contracts generally are not accounted for as hedges, and as such, unrealized gains and losses are recognized and included in other income or expense. When realized, gains and losses are reclassified from other income or expense and recognized primarily as a component of cost of sales. The interest rate differential to be paid or received under interest rate swap agreements is recognized over the life of the agreements as an adjustment to interest expense. Under commodity swap agreements, which are accounted for as hedges, the Company receives or makes payments based on the differential between a specified price and the market price of the commodity. The Company records the payments when received or made against cost of sales and does not record a carrying value.

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

   New Accounting Pronouncements. In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133." SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (quarter ended March 31, 2001, for the Company). The Company will adopt the new Statement effective January 1, 2001. Adoption will require the Company to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedge transaction, and on the type of hedge transaction. The gains or losses on derivative instruments that are reported in other comprehensive income must be reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges must be recognized in earnings immediately. The new derivative accounting standards may result in increased volatility in reported earnings, other comprehensive income and accumulated other comprehensive income. Based on the Company's derivative position at December 31, 2000, the Company estimates that the effect of this change in accounting will not be material to the Company's results of operations or financial position.

2. Earnings per Common Share

   There is no difference in the net income used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is the amount of potential common stock relating to employee stock options and compensation plans. The average number of shares of potential common stock was less than 0.1 million in 2000. The average number of shares of potential common stock was 0.6 million in 1999 and 0.7 million in 1998.

3. Segment Information

   The Company is a marketer and manufacturer of leading recreation brands. During 2000, the Company announced its intention to divest several of its businesses that comprised its former outdoor recreation segment, and realigned its remaining segments in light of these announcements. The Company's reportable segments

                             BRUNSWICK CORPORATION
following these announcements are: Marine Engine, Boat and Recreation. Prior-year numbers have been restated to conform with the discontinued operations and new segment presentations.

   The Marine Engine segment markets and manufactures outboard, sterndrive and inboard engines and marine parts and accessories, which are principally sold directly to boat builders, including the Company's Boat segment, or through marine retail dealers worldwide. The segment also manufactures and distributes boats in certain international markets. The Company's engine manufacturing plants are located primarily in the United States, and sales are primarily in the United States and Europe.

   The Boat segment markets and manufactures a complete line of pleasure boats including runabouts, cruisers, and yachts, high-performance boats and offshore fishing boats, which are marketed through dealers. The segment's boat plants are located in the United States, and sales are also primarily in the United States. Sales to one dealer, with multiple locations, comprised more than 10 percent of Boat segment sales in 2000.

   The Recreation segment markets fitness equipment, including treadmills, total body cross trainers, stationary bikes and weight-training equipment; bowling capital equipment, including lanes, pinsetters, automatic scorers; bowling balls and other accessories; billiards tables and accessories; and operates bowling centers. These products are manufactured and sourced from domestic or foreign locations. Fitness equipment is sold primarily in the United States and Europe to health clubs, military, government, corporate and university facilities, and to consumers through specialty retail shops. Bowling capital equipment is sold through a direct sales force in the United States and foreign markets, primarily Europe and Asia. Bowling balls and billiards equipment are predominantly sold in the United States and are distributed primarily through mass merchandisers, sporting goods stores and specialty shops.

   Information as to the operations of the Company's three operating segments is set forth below:

Operating Segments

                                                                                   Assets of Continuing
                              Sales to Customers         Operating Earnings             Operations
                          ----------------------------  ----------------------  --------------------------
                            2000      1999      1998     2000    1999    1998     2000     1999     1998
                          --------  --------  --------  ------  ------  ------  -------- -------- --------
                                                        (In millions)
Marine Engine...........  $1,759.9  $1,614.8  $1,482.5  $276.0  $242.5  $222.4  $  799.0 $  725.1 $  668.9
Boat....................   1,574.3   1,476.6   1,332.3   148.2   120.7   112.7     639.7    594.1    561.1
Marine eliminations.....    (293.0)   (283.5)   (262.4)    --      --      --        --       --       --
                          --------  --------  --------  ------  ------  ------  -------- -------- --------
 Total Marine...........   3,041.2   2,807.9   2,552.4   424.2   363.2   335.1   1,438.7  1,319.2  1,230.0
Recreation..............     770.7     733.4     682.5    73.1    73.9    54.6     883.9    821.2    764.6
Corporate/Other.........       --        --        --    (45.1)  (46.5)  (37.1)    771.7    544.9    506.6
                          --------  --------  --------  ------  ------  ------  -------- -------- --------
 Total..................  $3,811.9  $3,541.3  $3,234.9   452.2   390.6   352.6  $3,094.3 $2,685.3 $2,501.2
                          ========  ========  ========                          ======== ======== ========
Unusual charges.........                                 (55.1) (116.0)  (50.8)
                                                        ------  ------  ------
Operating earnings......                                $397.1  $274.6  $301.8
                                                        ======  ======  ======

                                                          Depreciation and       Research and Development
                             Capital Expenditures           Amortization                 Expense
                          ----------------------------  ----------------------  --------------------------
                            2000      1999      1998     2000    1999    1998     2000     1999     1998
                          --------  --------  --------  ------  ------  ------  -------- -------- --------
                                                        (In millions)
Marine Engine...........  $   63.8  $   77.1  $   66.4  $ 55.3  $ 51.5  $ 49.8  $   60.8 $   53.3 $   49.7
Boat....................      57.4      46.6      48.8    51.0    49.3    46.1      22.5     17.7     17.6
Recreation..............      31.8      41.9      47.9    40.3    39.0    38.2      18.9     18.7     16.6
Corporate...............       3.0       1.2       1.5     2.2     1.6     1.5       --       --       --
                          --------  --------  --------  ------  ------  ------  -------- -------- --------
 Total..................  $  156.0  $  166.8  $  164.6  $148.8  $141.4  $135.6  $  102.2 $   89.7 $   83.9
                          ========  ========  ========  ======  ======  ======  ======== ======== ========

                             BRUNSWICK CORPORATION

Geographic Segments

                                                         Assets of Continuing
                               Sales to Customers             Operations
                           -------------------------- --------------------------
                             2000     1999     1998     2000     1999     1998
                           -------- -------- -------- -------- -------- --------
                                               (In millions)
United States............  $2,973.5 $2,755.7 $2,480.3 $2,020.7 $1,876.3 $1,747.8
International............     838.4    785.6    754.6    301.9    264.1    246.8
Corporate................       --       --       --     771.7    544.9    506.6
                           -------- -------- -------- -------- -------- --------
 Total...................  $3,811.9 $3,541.3 $3,234.9 $3,094.3 $2,685.3 $2,501.2
                           ======== ======== ======== ======== ======== ========

   Operating earnings for 2000 included a $55.1 million unusual charge to increase environmental reserves related to the cleanup of contamination from a former manufacturing facility and to account for the write-down of investments in certain Internet-related businesses. Operating earnings for 1999 included $116.0 million of litigation settlement charges. Operating earnings for 1998 included a $50.8 million strategic charge to cover exit and asset disposition costs related to strategic initiatives taken in the bowling business in response to the effect of the Asian economic situation. The 1998 Boat segment operating earnings include income of $15.0 million from a settlement with a boat dealer.

   The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, or provisions for income taxes. Corporate assets consist primarily of prepaid income taxes, cash and marketable securities, pension assets and investments in unconsolidated affiliates.

4. Unusual Charges

   Unusual charges consist of the following:

                                                             2000   1999  1998
                                                             ----- ------ -----
                                                               (In millions)
Environmental provisions.................................... $41.0 $  --  $ --
Investment write-downs......................................  14.1    --    --
Antitrust litigation settlements............................   --   116.0   --
Asset write-down and strategic charges......................   --     --   50.8
                                                             ----- ------ -----
  Total..................................................... $55.1 $116.0 $50.8
                                                             ===== ====== =====

5. Asset Write-Downs and Strategic Charges

   In the third quarter of 1998, the Company recorded a pretax charge of $50.8 million ($35.1 million after tax) to operating earnings. The charge covered exit and asset disposition costs related to strategic initiatives taken in the bowling business largely in response to the effect of the Asian economic situation. These strategic actions included exiting and disposing of 15 retail bowling centers in Asia, Brazil and Europe; rationalizing manufacturing of bowling equipment, including closing a pinsetter manufacturing plant in China; accelerating the shutdown of a pinsetter manufacturing plant in Germany; exiting the manufacture of electronic scorers and components; and closing bowling sales and administrative offices in four countries.

   The 1998 strategic charge includes lease termination costs, severance costs, other incremental costs and asset disposition costs. Lease termination costs of $10.8 million consisted primarily of costs to exit leased international bowling facilities. Severance costs of $8.6 million related to the termination of approximately 750

                             BRUNSWICK CORPORATION
employees in the Company's bowling business. The Company completed the severance actions during 1999. Other incremental costs of $7.3 million included contract termination costs related to the manufacture and sale of bowling equipment. Fixed asset write-downs totaled $15.9 million and investment write-downs were $8.2 million primarily related to the facilities and equipment at international bowling centers. Although these actions were substantially completed during 1999, asset dispositions and payments continued into 2000.

   During the third quarter of 1997, the Company recorded a pretax charge of $95.1 million to cover costs associated with strategic initiatives designed to streamline its operations and improve global manufacturing costs. These actions were substantially completed during 1998 with asset dispositions and payments continuing into 1999.

   The Company's accrued expense balance and activity relating to strategic charges at December 31, 2000, 1999 and 1998, were as follows:

                                                        Lease    Other
                                           Severance Termination Costs   Total
                                           --------- ----------- ------  ------
                                                      (In millions)
Balance at December 31, 1997..............  $ 22.5      $ --     $ 15.2  $ 37.7
1998 Charge...............................     8.6       10.8       7.3    26.7
Activity..................................   (16.9)      (0.7)    (11.8)  (29.4)
                                            ------      -----    ------  ------
Balance at December 31, 1998..............    14.2       10.1      10.7    35.0
Activity..................................   (14.2)       1.0      (9.0)  (22.2)
                                            ------      -----    ------  ------
Balance at December 31, 1999..............     --        11.1       1.7    12.8
Activity..................................     --         --       (0.2)   (0.2)
                                            ------      -----    ------  ------
Balance at December 31, 2000..............  $  --       $11.1    $  1.5  $ 12.6
                                            ======      =====    ======  ======

   The remaining reserves relate principally to the strategic actions taken in 1998. Lease termination costs are expected to be paid out over the contractual terms of the leases.

6. Acquisitions

   No acquisitions occurred in 2000. Cash consideration paid for acquisitions totaled $4.2 million in 1999 and $32.8 million in 1998.

   The acquisitions were accounted for as purchases and resulted in goodwill of $2.6 million in 1999 and $10.3 million in 1998, that will be amortized using the straight-line method over its estimated useful life, principally 40 years. The assets and liabilities of the acquired companies have been recorded in the Company's consolidated financial statements at their estimated fair values at the acquisition dates. The operating results of each acquisition are included in the Company's results of operations since the date of acquisition.

7. Commitments and Contingencies

   Financial Commitments. The Company has entered into agreements, which are customary in the marine industry, that provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Repurchases and losses incurred under these agreements have not had a significant effect on the Company's results of operations. The maximum potential repurchase commitments were approximately $214 million at December 31, 2000, and approximately $179 million at December 31, 1999.

   The Company also has various agreements with financial institutions that provide limited recourse on bowling capital equipment, fitness equipment and marine equipment sales. Recourse losses have not had a

                             BRUNSWICK CORPORATION
significant effect on the Company's results of operations. The maximum potential recourse liabilities outstanding under these programs at December 31, 2000 and 1999, were approximately $55 million and $61 million, respectively.

   The Company had outstanding standby letters of credit and financial guarantees of approximately $102 million and $150 million at December 31, 2000 and 1999, respectively, representing conditional commitments whereby the Company guarantees performance to a third party. Included in the amount for 2000 was a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the Company's appeal of a United States Tax Court determination and a $13.0 million surety bond to secure damages awarded in a suit in October 1999 while the Company pursues its appeal. Both of these cases are further discussed within the Notes to Consolidated Financial Statements. Included in the 1999 balance was a $133.2 million surety bond issued in 1998 to secure damages awarded in a suit brought in December 1995 while the Company pursued its appeal. This case was resolved in the Company's favor in 2000, and the Company was released from its obligation to maintain the surety bond, as further discussed below. The remaining commitments include guarantees of payments under certain of the Company's insurance programs and other guarantees issued in the ordinary course of business.

   Legal and Environmental. The Company is subject to certain legal and environmental proceedings and claims that have arisen in the ordinary course of its business.

   On March 24, 2000, the United States Court of Appeals for the Eighth Circuit issued an opinion reversing and vacating a verdict entered against the Company in the case Concord Boat Corporation, et al. v. Brunswick Corporation (Concord). In June 1998, a jury had awarded the Concord plaintiffs treble damages totaling $133.2 million based on alleged antitrust violations involving the sale of sterndrive and inboard marine engines. The Concord plaintiffs were also awarded attorneys' fees and costs. The Company appealed and the appellate court reversed and vacated the judgment, including the award of fees and costs, remanding the case for entry of judgment in the Company's favor. Additionally, the appellate court ordered the release of a $133.2 million surety bond that was issued in 1998 to secure damages previously awarded in the Concord suit, relieving the Company from any further obligation to maintain the surety bond. The Concord plaintiffs sought discretionary review of the appellate court's decision by the United States Supreme Court, which the Company opposed. On November 6, 2000, the United States Supreme Court, without comment, denied review of the appellate court's decision in the Concord suit, letting stand the judgment in favor of the Company.

   The Concord plaintiffs' claims involved less than one-fifth of the total sterndrive and inboard engines sold to independent boat builders during the relevant time period. Subsequent to the 1998 Concord verdict, six additional lawsuits, including five class-action suits, were filed seeking to rely on the allegations and findings in the Concord suit. The plaintiffs in these actions included independent boat builders, dealers, competitors and consumers. The Company settled these cases in the third and fourth quarters of 1999, prior to final resolution of the Concord appeal, to manage its overall exposure related to these actions. The Company recorded a $116.0 million pretax charge in 1999 relating to these settlements. The Company paid $49.4 million in 2000 and $57.6 million in 1999 related to these settlements, with the remainder to be paid in 2001.

   The Federal Trade Commission (FTC) began an investigation in 1997 of certain of the Company's marketing practices related to the sale of sterndrive marine engines to boat builders and dealers. The Company believes such practices were lawful; however, they were discontinued for business reasons prior to the initiation of the FTC's investigation. In December 2000, the Company formally requested that the FTC close its investigation in light of the favorable outcome of the Concord litigation, which involved the same marketing practices.

                             BRUNSWICK CORPORATION

   On October 26, 1999, a federal court jury in Seattle, Washington, awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against the Company, as successor in interest to the predecessor entities of its Life Fitness division, upon the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. Precor was also awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award. The Company has appealed the verdict and the award of attorneys' fees to the United States Court of Appeals for the Federal Circuit. The parties are awaiting oral argument of the appeal, which is scheduled for April 2001. On May 23, 2000, a $13.0 million surety bond was issued to secure damages while the Company pursues its appeal. While there can be no assurances, the Company believes it is likely to prevail on the appeal and obtain either a new trial or judgment in its favor. No reserve relating to the resolution of this case has been recorded.

   In January 2000, Precor filed suit against Life Fitness in federal court in Washington alleging that certain of Life Fitness's cross trainer exercise machines infringed Precor's Miller '829 patent. In 1999, before Precor filed its lawsuit, the Miller '829 patent was re-examined by the U.S. Patent & Trademark Office (PTO) and was rejected. Precor has sought a reissuance of the Miller patent by the PTO. Pending a determination of this reissuance request, this lawsuit against Life Fitness has been stayed. The Company is unable to predict the outcome of the second Precor case. No reserve relating to the resolution of this case has been recorded.

   On October 26, 2000, the Company became one of 109 defendants in a suit in federal court in Arizona by the Lemelson Foundation for allegedly violating several of the Foundation's patents. The patents at issue involve machine vision and bar coding technology, and the Foundation has asserted a number of similar actions against other companies alleged to have used bar coding or machine vision technology in their distribution or manufacturing activities. This lawsuit has been stayed by the Arizona court pending the outcome of a lawsuit filed against the Foundation in Nevada. The Company is unable to predict the outcome of the Lemelson case. No reserve relating to the resolution of this case has been recorded.

   The Company is also involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, involving both on- and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company is also involved in a number of environmental remediation actions addressing contamination resulting from historic activities on its present and former plant properties.

   The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $46 million to $74 million as of December 31, 2000. At December 31, 2000 and 1999, the Company had reserves for environmental liabilities of $65.3 million and $24.8 million, respectively. Environmental provisions were $43.1 million, $3.0 million and $7.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The provision for the year ended December 31, 2000, includes a $41.0 million charge recorded in the third quarter of 2000, resulting from an increase in the estimated cost of remediation of contamination alleged to have come from a former manufacturing facility of the Company.

   The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, including those discussed, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position or results of operations.

                             BRUNSWICK CORPORATION

8. Financial Instruments

   The Company enters into various financial instruments in the normal course of business. The Company does not hold or issue financial instruments for trading or speculative purposes. The Company prepares periodic analyses of its positions in derivatives to assess the current and projected status of these agreements and limits the terms to short durations. The effect of financial instrument transactions is not material to the Company's results of operations.

   The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2000 and 1999, the fair value of the Company's long-term debt was $506.2 million and $556.6 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The fair market value of derivative financial instruments is determined through dealer quotes and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

   Forward Exchange Contracts. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 2000 and 1999, had contract values of $94.1 million and $44.7 million, respectively. The approximate fair value of forward exchange contracts was a $3.0 million liability at December 31, 2000, and a $0.5 million asset at December 31, 1999. The contracts outstanding at December 31, 2000, mature during 2001 and relate primarily to the Euro.

   Interest Rate Swaps. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on the Company's borrowings. At December 31, 2000 and 1999, the Company had three outstanding floating-to-floating interest rate swap agreements, each with a notional principal amount of $260.0 million, that expire in September 2003. The estimated aggregate market value of these three agreements was a loss of $2.8 million and $1.4 million at December 31, 2000 and 1999, respectively, and represents the costs to settle outstanding agreements.

   Commodity Swaps. The Company uses commodity swap agreements to hedge anticipated purchases of certain raw materials. Commodity swap contracts outstanding at December 31, 2000 and 1999, had notional values of $32.6 million and $56.9 million, respectively. At December 31, 2000 and 1999, the estimated fair value of these swap contracts was a net gain of $2.8 million and $6.7 million, respectively. The contracts outstanding at December 31, 2000, mature throughout 2002.

   Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an on-going credit evaluation program and security is obtained if required. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas.

                             BRUNSWICK CORPORATION

9. Accrued Expenses

   Accrued expenses at December 31 were as follows:

                                                                   2000   1999
                                                                  ------ ------
                                                                  (In millions)
   Accrued compensation and benefit plans........................ $143.6 $142.3
   Product warranties............................................  130.0  106.7
   Dealer allowances and discounts...............................  128.8  127.3
   Environmental reserves........................................   65.3   24.8
   Insurance reserves............................................   55.7   56.1
   Antitrust litigation settlement reserves......................    9.0   58.4
   Other.........................................................  109.4  109.7
                                                                  ------ ------
     Total accrued expenses...................................... $641.8 $625.3
                                                                  ====== ======

10.Debt

   Short-term debt at December 31 consisted of the following:

                                                                   2000   1999
                                                                  ------ ------
                                                                  (In millions)
   Commercial paper.............................................. $152.0 $ 95.0
   Notes payable.................................................    2.1    1.6
   Current maturities of long-term debt..........................   18.6   11.1
                                                                  ------ ------
   Short-term debt............................................... $172.7 $107.7
                                                                  ====== ======

   The weighted-average interest rate for commercial paper borrowings during 2000 and 1999 was 6.58 percent and 5.43 percent, respectively.

   Long-term debt at December 31 consisted of the following:

                                                                2000    1999
                                                               ------  ------
                                                               (In millions)
   Mortgage notes and other, 5.70% to 9.25% payable through
    2004...................................................... $ 15.1  $ 20.6
   Notes, 6.75% due 2006, net of discount of $1.3 and $1.5....  248.7   248.5
   Notes, 7.125% due 2027, net of discount of $1.3............  198.7   198.7
   Debentures, 7.375% due 2023, net of discount of $0.7 and
    $0.8......................................................  124.3   124.2
   Guaranteed ESOP debt, 8.13% payable through 2004...........   33.6    41.6
                                                               ------  ------
                                                                620.4   633.6
   Current maturities.........................................  (18.6)  (11.1)
                                                               ------  ------
   Long-term debt............................................. $601.8  $622.5
                                                               ======  ======
   Scheduled maturities
     2002..................................................... $ 14.4
     2003.....................................................   10.2
     2004.....................................................    5.4
     2005.....................................................    --
     Thereafter...............................................  571.8
                                                               ------
       Total.................................................. $601.8
                                                               ======

                             BRUNSWICK CORPORATION

   The Company has a $400.0 million long-term revolving credit agreement with a group of banks, of which $40.0 million terminates on May 22, 2002, and $360.0 million terminates on May 22, 2003. Under terms of the agreement, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by The Chase Manhattan Bank or the federal funds effective rate plus 0.5 percent, or a rate tied to the LIBOR rate. The Company pays a facility fee of 8 basis points per annum. Under the terms of the agreement, the Company is subject to a leverage test, as well as a restriction on secured debt. The Company was in compliance with these covenants at December 31, 2000. There were no borrowings under the revolving credit agreement during 2000 or 1999, and the agreement continues to serve as support for commercial paper borrowings when commercial paper is outstanding. At December 31, 2000, the Company had additional borrowing capacity of $248.0 million under the terms of this agreement.

11.Discontinued Operations

   During 2000, the Company announced its intention to divest the following businesses that comprised its former outdoor recreation segment: fishing, camping, bicycle, cooler, marine accessories and hunting sports accessories. The consolidated financial statements for all periods have been restated to present these businesses as discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30. The Company intends to dispose of the assets of these businesses through sales transactions.

   Results from discontinued operations for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                        2000     1999     1998
                                                       -------  -------  ------
                                                           (In millions)
Net sales............................................. $ 695.3  $ 743.4  $706.6
Pretax earnings (loss):
Earnings (loss) from discontinued operations.......... $(104.6) $(164.3) $ 51.2
Loss from disposal of discontinued operations.........  (305.3)     --      --
                                                       -------  -------  ------
Pretax earnings (loss)................................ $(409.9) $(164.3) $ 51.2
                                                       =======  =======  ======

   Losses from discontinued operations included the results of operations from the businesses to be disposed as follows: hunting sports accessories, marine accessories and cooler businesses through September 30, 2000, and fishing, camping and bicycle businesses through June 30, 2000. Losses relating to these businesses subsequent to these dates were estimated and provided for in the loss on the disposition of these businesses.

   The 2000 loss from discontinued operations, $104.6 million pretax, included the write-off of goodwill and other long-term assets related to the camping business ($76.0 million pretax, $50.0 million after tax) that was recorded in the second quarter of 2000. The write-off was necessary as the Company determined that additional actions would not improve operating performance to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, primarily severance in the fishing and camping businesses, necessitated by a change in business conditions and the decision to outsource the manufacture of fishing reels that were previously produced in-house.

   The loss from discontinued operations in 1999, $164.3 million pretax, included a $178.0 million ($114.0 million after tax) strategic charge taken in the fourth quarter of 1999 for the bicycle businesses. Despite the Company's successful initiatives to expand distribution and reduce costs in its bicycle business, the profitability of the business eroded as competition from Asian imports substantially reduced market pricing for bicycles. While the price competition affected virtually all bicycles, the effects were extremely pronounced at the opening

                             BRUNSWICK CORPORATION
price points. Consequently, in the fourth quarter of 1999, the Company determined that the goodwill associated with this business was impaired. Additionally, to further reduce costs, the Company committed to plans to exit manufacturing, reduce warehouse capacity and administrative expenses and rationalize product offerings. As a result of these actions, the Company recorded $178.0 million of charges in the bicycle business. These charges included the write-off of goodwill of $133.6 million, inventory write-downs of $27.0 million, fixed asset write-downs of $10.5 million and other incremental costs of $6.9 million. Additional costs of $7.0 million for severance and other incremental costs related to the 1999 charge were recorded in the first quarter of 2000 and are part of the $104.6 million pretax loss reported from discontinued operations in 2000.

   Earnings from discontinued operations in 1998 totaled $51.2 million pretax. These results were comprised of $38.6 million ($24.2 million after tax) of earnings from the disposed outdoor recreation businesses and $12.6 million ($7.7 million after tax) of income resulting primarily from a favorable cash settlement of a lawsuit brought by the Company related to the previously disposed Technical segment. Included in the $38.6 million of earnings related to the outdoor recreation businesses was a $9.2 million pretax ($6.3 million after tax) strategic charge to earnings in the third quarter of 1998. This charge resulted from strategic actions to rationalize the manufacture and distribution of several products including the consolidation of certain domestic manufacturing operations and the closing of seven domestic distribution warehouses. Included in the charge was lease termination costs of $0.5 million, mainly to exit distribution and warehouse facilities, and severance costs of $2.0 million, for approximately 330 employees. Additionally, $2.0 million of other incremental costs were for the cleanup, holding and shutdown related to the closing of domestic distribution warehouses and manufacturing facilities within these businesses. The remaining $4.7 million of the 1998 strategic charge represented asset disposition costs, primarily the write-down of facilities and equipment at manufacturing facilities.

   The loss from disposal recorded in 2000 totaled $305.3 million pretax and $229.6 million after tax. The tax benefits associated with the disposal reflect the non-deductibility of anticipated losses on the sale of the cooler business. The losses associated with the disposition of these businesses were based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses from the date the decision was made to dispose of the businesses through the actual disposition date. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the loss from disposal of discontinued operations and could result in future gains or losses from disposal of discontinued operations. Risks that could influence the outcome include, but are not limited to, the Company's ability to dispose of its fishing, cooler, marine accessories and hunting sports accessories businesses within the time, price and manner estimated and its ability to maintain key customers during the divestiture period.

   The Company completed the sale of its bicycle and camping businesses in 2000 and received cash consideration of approximately $59 million and notes of approximately $18 million, which were recorded at their estimated market value.

   The net assets of the remaining businesses to be sold have been segregated as net assets of discontinued operations offered for sale. Net assets of discontinued operations offered for sale for the remaining businesses to be sold at December 31, 2000, of $302.2 million and at December 31, 1999, of $562.6 million, consisted of current assets and liabilities and net property, plant and equipment. The reserve for discontinued operations at December 31, 2000, was $194.8 million and reflects the $305.3 million pretax loss from disposal, net of losses experienced on the sale of the bicycle and camping businesses, operating losses and transaction costs.

                             BRUNSWICK CORPORATION

12.Stock Plans and Management Compensation

   Under the 1991 Stock Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other types of awards to executives and other management employees. Issuances under the plan may be from either authorized but unissued shares or treasury shares. As of December 31, 2000, the plan allows for the issuance of a maximum of 16.2 million shares. Shares available for grant totaled 4.0 million at December 31, 2000.

   Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resource and Compensation Committee of the Board of Directors. Options generally vest over three to five years, or immediately in the event of a change in control. The option price per share can not be less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of nonemployee directors. Stock option activity for all plans for the three years ended December 31, 2000, was as follows:

                                 2000                 1999                 1998
                         -------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                            Stock    average     Stock    average     Stock    average
                           options   exercise   options   exercise   options   exercise
                         outstanding  price   outstanding  price   outstanding  price
                         ----------- -------- ----------- -------- ----------- --------
                                             (Options in thousands)
Outstanding on January
 1......................    7,965     $22.78     7,228     $22.62     6,498     $22.89
Granted.................    1,686     $18.91     1,597     $22.68     1,326     $20.53
Exercised...............     (193)    $16.23      (507)    $18.74      (381)    $18.92
Forfeited...............     (584)    $22.91      (353)    $24.87      (215)    $25.53
                            -----                -----                -----
Outstanding on December
 31.....................    8,874     $22.18     7,965     $22.78     7,228     $22.62
                            =====                =====                =====
Exercisable on December
 31.....................    5,307     $23.23     4,929     $21.79     3,776     $20.83

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                 Options Outstanding        Options Exercisable
                           -------------------------------- --------------------
                                        Weighted   Weighted             Weighted
                                         average   average              average
                             Number    contractual exercise   Number    exercise
Range of exercise price    outstanding    life      price   exercisable  price
-----------------------    ----------- ----------- -------- ----------- --------
                           (Options in                      (Options in
                           thousands)                       thousands)
$12.56 to 16.75...........      321     2.3 years   $15.32       293     $15.49
$16.76 to 20.25...........    4,511     7.1 years   $19.16     1,992     $19.04
$20.26 to 25.50...........    2,627     6.7 years   $23.14     1,795     $23.27
$25.51 to 35.44...........    1,415     6.7 years   $31.58     1,227     $31.84

   If the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied over the last three years, the Company's pro forma net income and earnings per share would have been as follows:

                             BRUNSWICK CORPORATION

                                                           2000   1999   1998
                                                          ------ ------ ------
                                                          (In millions, except
                                                            per share data)
Earnings from continuing operations:
  As reported............................................ $202.2 $143.1 $154.4
  Pro forma..............................................  198.0  137.4  147.9
Basic earnings per common share from continuing
 operations:
  As reported............................................ $ 2.28 $ 1.56 $ 1.57
  Pro forma..............................................   2.23   1.49   1.50
Diluted earnings per common share from continuing
 operations:
  As reported............................................ $ 2.28 $ 1.55 $ 1.56
  Pro forma..............................................   2.23   1.48   1.49

   The weighted-average fair value of individual options granted during 2000, 1999 and 1998 is $5.85, $6.83 and $5.62, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2000, 1999 and 1998, respectively:

                                                          2000    1999    1998
                                                         ------- ------- -------
Risk-free interest rate.................................    6.1%    5.1%    5.5%
Dividend yield..........................................    2.5%    2.1%    2.5%
Volatility factor.......................................   32.7%   31.9%   28.7%
Weighted-average expected life.......................... 5 years 5 years 5 years

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

                                                                     2000  1999
                                                                     ----- -----
                                                                     (Shares in
                                                                     thousands)
Committed-to-be-released............................................   287   289
Allocated........................................................... 2,083 1,981
Suspense............................................................ 1,150 1,478

   Under the grandfather provisions of SOP 93-6, the expense recorded by the Company is based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividends received, which are primarily used by the ESOP to pay down debt. The Company's contributions to the ESOP, along with related expense amounts, were as follows:

                             BRUNSWICK CORPORATION

                                                              2000  1999  1998
                                                              ----- ----- -----
                                                                (In millions)
Compensation expense......................................... $ 6.2 $ 5.5 $ 4.8
Interest expense.............................................   3.1   3.7   4.3
Dividends....................................................   1.9   2.0   2.1
                                                              ----- ----- -----
    Total debt service payments.............................. $11.2 $11.2 $11.2
                                                              ===== ===== =====

   The Company has certain employment agreements and a severance plan that become effective upon a change in control of the Company, which will result in compensation expense in the period that a change in control occurs.

13.Pension and Other Postretirement Benefits

   The Company has qualified and nonqualified pension plans and other postretirement benefit plans covering substantially all of its employees. The Company's domestic pension and retiree health care and life insurance benefit plans are discussed below. The Company's salaried pension plan was closed to new participants effective April 1, 1999. This plan was replaced with a defined contribution plan for certain employees not meeting age and service requirements and for new hires. The Company's foreign benefit plans are not significant individually or in the aggregate.

   Pension and other postretirement benefit (income) costs included the following components for 2000, 1999 and 1998:

                                                                 Other
                                                            Postretirement
                                     Pension Benefits          Benefits
                                   ----------------------  -------------------
                                    2000    1999    1998   2000   1999   1998
                                   ------  ------  ------  -----  -----  -----
                                               (In millions)
Service cost...................... $ 15.4  $ 18.6  $ 17.2  $ 1.5  $ 1.7  $ 1.6
Interest cost.....................   51.6    47.6    45.8    3.8    3.7    4.1
Expected return on plan assets....  (74.6)  (66.7)  (63.6)   --     --     --
Amortization of prior service
 cost.............................    3.1     3.6     3.3   (0.5)  (0.5)  (0.5)
Amortization of net (gain) loss...   (2.7)    0.6     0.3   (1.5)  (0.8)  (0.6)
                                   ------  ------  ------  -----  -----  -----
  Net pension and other benefit
   (income) costs................. $ (7.2) $  3.7  $  3.0  $ 3.3  $ 4.1  $ 4.6
                                   ======  ======  ======  =====  =====  =====

   A reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2000, and a statement of the funded status at December 31 for these years for the Company's domestic pension plans follows.

                             BRUNSWICK CORPORATION

                                                                   Other
                                                 Pension      Postretirement
                                                Benefits         Benefits
                                              --------------  ----------------
                                               2000    1999    2000     1999
                                              ------  ------  -------  -------
                                                      (In millions)
Reconciliation of benefit obligation:
  Benefit obligation at previous December 31. $663.6  $721.8  $  60.8  $  76.2
  Service cost...............................   15.4    18.6      1.5      1.7
  Interest cost..............................   51.6    47.6      3.8      3.7
  Participant contributions..................    --      --       1.6      1.6
  Plan amendments............................   29.7     0.6     (0.4)     0.1
  Actuarial (gain) loss......................   43.8   (87.2)     2.4    (17.9)
  Benefit payments...........................  (39.9)  (37.8)    (5.1)    (4.6)
                                              ------  ------  -------  -------
Benefit obligation at December 31............ $764.2  $663.6  $  64.6  $  60.8
                                              ------  ------  -------  -------
Reconciliation of fair value of plan assets:
  Fair value of plan assets at January 1..... $803.8  $720.2  $   --   $   --
  Actual return on plan assets...............  (12.6)  119.5      --       --
  Employer contributions.....................    2.2     1.9      3.5      3.0
  Participant contributions..................    --      --       1.6      1.6
  Benefit payments...........................  (39.9)  (37.8)    (5.1)    (4.6)
                                              ------  ------  -------  -------
Fair value of plan assets at December 31..... $753.5  $803.8  $   --   $   --
                                              ------  ------  -------  -------
Funded status:
  Funded status at December 31............... $(10.7) $140.2  $ (64.6) $ (60.8)
  Unrecognized prior service cost............   50.2    23.8     (4.5)    (4.6)
  Unrecognized actuarial (gain) loss.........   20.0  (113.4)   (22.1)   (26.0)
                                              ------  ------  -------  -------
Prepaid (accrued) benefit cost............... $ 59.5  $ 50.6  $ (91.2) $ (91.4)
                                              ======  ======  =======  =======

   Pension plan assets include 1.8 million shares of the Company's common stock at December 31, 2000. Plan amendments totaling $29.7 million in 2000, principally relate to increased benefit levels resulting from union negotiations in the Marine Engine segment.

   The amounts included in the Company's balance sheets as of December 31 were as follows:

                                                                   Other
                                                 Pension      Postretirement
                                                Benefits         Benefits
                                              --------------  ----------------
                                               2000    1999    2000     1999
                                              ------  ------  -------  -------
                                                      (In millions)
Prepaid benefit cost......................... $ 88.4  $ 77.1  $   --   $   --
Accrued benefit liability....................  (81.9)  (26.8)   (91.2)   (91.4)
Intangible asset.............................   43.3     --       --       --
Accumulated other comprehensive income.......    9.7     0.3      --       --
                                              ------  ------  -------  -------
  Net amount recognized...................... $ 59.5  $ 50.6  $ (91.2) $ (91.4)
                                              ======  ======  =======  =======

                             BRUNSWICK CORPORATION

   The Company's unfunded, nonqualified pension plan had projected and accumulated benefit obligations of $39.8 million and $32.4 million, respectively, at December 31, 2000, and $32.5 million and $26.7 million, respectively, at December 31, 1999. Three of the Company's qualified plans had an accumulated benefit obligation in excess of plan assets at December 31, 2000. The projected and accumulated benefit obligations for these plans were $172.3 million and the fair value of assets was $161.5 million at December 31, 2000. The Company's other postretirement benefit plans are not funded.

   The Company recorded an additional minimum pension liability adjustment of $52.7 million and $0.3 million in 2000 and 1999, respectively, in accordance with SFAS No. 87, "Employers' Accounting for Pensions." In recognizing an additional minimum pension liability, SFAS No. 87 requires an intangible asset equal to the unrecognized prior service cost to be recognized, with the excess reported in accumulated other comprehensive income, net of tax.

   Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Accumulated gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of assets are amortized over the remaining service period of active plan participants. Benefit obligations were determined using assumed discount rates of 7.5 percent in 2000 and 8.0 percent in 1999 and an assumed compensation increase of 5.5 percent in 2000 and 1999. The assumed long-term rate of return on plan assets was 9.5 percent in 2000 and 1999.

   The health care cost trend rate for 2000 for pre-65 benefits was assumed to be 5.8 percent, gradually declining to 5.0 percent in 2002 and remaining at that level thereafter. The trend rate for post-65 benefits was assumed to be
5.0 percent. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the assumed health care trend rate would increase the combined service and interest cost components of net postretirement health care benefit cost by $0.9 million in 2000 and increase the health care component of the accumulated postretirement benefit obligation by $6.8 million at December 31, 2000. A one percent decrease in the assumed health care trend rate would decrease the service and interest cost components of net postretirement health care benefit cost by $0.8 million in 2000 and the health care component of the accumulated postretirement benefit obligation by $5.6 million at December 31, 2000. The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

   The Company also has defined contribution retirement plans covering most of its employees. The Company's contributions to these plans are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to these plans was $22.6 million, $19.1 million and $12.4 million in 2000, 1999 and 1998, respectively.

14.Income Taxes

   The sources of earnings (losses) before income taxes are as follows:

                                                            2000   1999   1998
                                                           ------ ------ ------
                                                              (In millions)
United States............................................. $316.1 $209.6 $248.1
Foreign...................................................    7.2    9.7   (2.8)
                                                           ------ ------ ------
  Earnings before income taxes............................ $323.3 $219.3 $245.3
                                                           ====== ====== ======

                             BRUNSWICK CORPORATION

   The income tax provision for continuing operations consisted of the following:

                                                           2000    1999   1998
                                                          ------  ------  -----
                                                             (In millions)
Current tax expense:
  U.S. Federal........................................... $109.4  $118.4  $71.9
  State and local........................................   21.1    16.6    8.4
  Foreign................................................    8.6     6.8    7.2
                                                          ------  ------  -----
    Total current........................................  139.1   141.8   87.5
                                                          ------  ------  -----
Deferred tax expense:
  U.S. Federal...........................................   (6.9)  (55.9)   7.1
  State and local........................................   (6.7)  (10.3)   2.3
  Foreign................................................   (4.4)    0.6   (6.0)
                                                          ------  ------  -----
    Total deferred.......................................  (18.0)  (65.6)   3.4
                                                          ------  ------  -----
    Total provision...................................... $121.1  $ 76.2  $90.9
                                                          ======  ======  =====

   Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                                  2000    1999
                                                                 ------  ------
                                                                 (In millions)
Deferred tax assets:
  Product warranties............................................ $ 60.1  $ 57.3
  Dealer allowances and discounts...............................   48.6    32.0
  Insurance reserves............................................   26.2    26.7
  Discontinued operations.......................................   95.0     --
  Litigation and environmental reserves.........................   29.7    10.1
  Loss carryforwards............................................   21.1    10.0
  Other.........................................................   87.4   121.4
  Valuation allowance...........................................   (0.3)   (0.3)
                                                                 ------  ------
    Total deferred tax assets................................... $367.8  $257.2
                                                                 ======  ======
Deferred tax liabilities (assets):
  Depreciation and amortization................................. $108.7  $ 17.3
  Postretirement and postemployment benefits....................  (24.4)  (27.2)
  Other assets and investments..................................   92.8    84.2
  Other.........................................................   38.3    57.6
                                                                 ------  ------
    Total deferred tax liabilities.............................. $215.4  $131.9
                                                                 ======  ======

                             BRUNSWICK CORPORATION

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

   The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

                                                           2000   1999   1998
                                                          ------  -----  -----
                                                            (In millions)
Income tax provision at 35%.............................. $113.1  $76.8  $85.9
State and local income taxes, net of Federal income tax
 effect..................................................    9.4    4.1    7.0
Foreign sales corporation benefit........................   (4.9)  (4.2)  (4.5)
Taxes related to foreign income, net of credits..........    2.6    2.8   (0.9)
Goodwill and other amortization..........................    1.6    1.2    1.3
Other....................................................   (0.7)  (4.5)   2.1
                                                          ------  -----  -----
  Actual income tax provision............................ $121.1  $76.2  $90.9
                                                          ======  =====  =====
Effective tax rate.......................................   37.5%  34.7%  37.1%

   On October 27, 1999, the United States Tax Court upheld an Internal Revenue Service (IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. On July 17, 2000, the Company appealed the Tax Court ruling to the United States Court of Appeals for the District of Columbia and filed a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the appeal. Oral argument of the appeal has been scheduled for October 2001.

   If the Company does not prevail in its appeal, the amount of taxes due, which would likely be payable in 2002, would total approximately $60 million, plus interest, net of tax, of approximately $65 million. The Company is also in the process of settling IRS audits on open tax years 1989 through 1991 and anticipates favorable adjustments that would decrease the total tax owed to approximately $40 million, with accompanying interest, net of tax, of approximately $30 million. The Company does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution of this matter.

15.Leases

   The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers and certain personal property. The longest of these obligations extend through 2032. Most leases contain renewal options and some contain purchase options. Many leases for Company-operated bowling centers contain escalation clauses, and many provide for contingent rentals based on percentages of gross revenue. No leases contain restrictions on the Company's activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

                                                            2000   1999   1998
                                                            -----  -----  -----
                                                              (In millions)
Basic expense.............................................. $37.5  $34.0  $33.1
Contingent expense.........................................   0.3    0.4    0.6
Sublease income............................................  (2.1)  (2.3)  (1.7)
                                                            -----  -----  -----
Rent expense, net.......................................... $35.7  $32.1  $32.0
                                                            =====  =====  =====

                             BRUNSWICK CORPORATION

   Future minimum rental payments at December 31, 2000, under agreements classified as operating leases with non-cancelable terms in excess of one year, are as follows:

                                                                   (In millions)
2001..............................................................    $ 20.0
2002..............................................................      18.5
2003..............................................................      16.2
2004..............................................................      14.0
2005..............................................................      12.0
Thereafter........................................................      40.6
                                                                      ------
  Total (not reduced by minimum sublease rentals of $3.2 million).    $121.3
                                                                      ======

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

                             BRUNSWICK CORPORATION

17. Investments

   The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. Summary financial information of the unconsolidated equity method affiliates is presented below:

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                           (In millions)
Net sales............................................ $ 266.8  $ 409.0  $ 445.7
Gross margin......................................... $  45.3  $  67.1  $  72.4
Net earnings (loss).................................. $  (5.9) $  10.8  $   7.2
Company's share of net earnings (loss)............... $  (3.6) $   4.8  $   4.9

Current assets....................................... $  99.4  $ 108.6  $ 181.3
Noncurrent assets....................................   121.0    115.8    164.5
                                                      -------  -------  -------
Total assets.........................................   220.4    224.4    345.8
Current liabilities..................................  (120.9)  (139.1)  (170.4)
Noncurrent liabilities...............................   (45.8)    (7.7)   (33.3)
                                                      -------  -------  -------
Net assets........................................... $  53.7  $  77.6  $ 142.1
                                                      =======  =======  =======

   The Company's sales to and purchases from the above investments, along with the corresponding receivables and payables, were not material to the Company's overall results of operations for the three years ended December 31, 2000, and its financial position as of December 31, 2000 and 1999.

   In 2000, the Company made $38.1 million of investments in Internet-related businesses and fitness equipment distribution alliances. Investments of $13.6 million in 1999 principally related to fitness equipment distribution alliances. Also in 2000, the Company recorded a charge of $14.1 million to write-down investments in certain Internet-related businesses.

   At December 31, 2000, the Company had Available-for-Sale equity investments with a fair market value of $10.9 million and a cost basis of $20.6 million. The gross unrealized losses of $9.7 million have been recorded net of deferred taxes of $3.6 million and have been included as a separate component of shareholders' equity.

   In October 1999, the Company sold its minority position in a boat company partnership to the majority partner for cash of $26.1 million and other consideration. This transaction did not have a material effect on the Company's 1999 results. Income recorded related to this partnership in 1999 and 1998 totaled $3.4 million and $3.0 million, respectively.

18. Treasury and Preferred Stock

   Treasury stock activity for the past three years was as follows:

                                                          2000    1999    1998
                                                         ------  ------  ------
                                                         (Shares in thousands)
Balance at January 1.................................... 10,727  10,669   3,057
Compensation plans and other............................   (257)   (709)   (576)
Stock repurchases.......................................  4,724     767   8,188
                                                         ------  ------  ------
Balance at December 31.................................. 15,194  10,727  10,669
                                                         ======  ======  ======

   At December 31, 2000, 1999 and 1998, the Company had no preferred stock outstanding (authorized: 12.5 million shares, $0.75 par value at December 31, 2000 and 1999).

                             BRUNSWICK CORPORATION

19. Quarterly Data (unaudited)

                                               Quarter
                                    ---------------------------------
                                     1st      2nd      3rd      4th      Year
                                    ------  --------  ------  -------  --------
                                     (In millions, except per share data)
2000
Net sales.........................  $955.4  $1,040.8  $939.1  $ 876.6  $3,811.9
                                    ------  --------  ------  -------  --------
Gross margin......................  $273.7  $  313.7  $270.6  $ 230.6  $1,088.6
                                    ------  --------  ------  -------  --------
Earnings from continuing
 operations (1)...................  $ 60.7  $   81.5  $ 17.7  $  42.3  $  202.2
Loss from discontinued operations.    (2.0)    (61.0)   (5.4)     --      (68.4)
Loss from disposal of discontinued
 operations.......................     --     (125.0) (104.6)     --     (229.6)
                                    ------  --------  ------  -------  --------
Net earnings (loss) (1)...........  $ 58.7  $ (104.5) $(92.3) $  42.3  $  (95.8)
                                    ------  --------  ------  -------  --------
Basic earnings (loss) per common
 share:
Earnings from continuing
 operations (1)...................  $ 0.66  $   0.93  $ 0.20  $  0.48  $   2.28
Loss from discontinued operations.   (0.02)    (0.69)  (0.06)     --      (0.77)
Loss from disposal of discontinued
 operations.......................     --      (1.42)  (1.19)     --      (2.59)
                                    ------  --------  ------  -------  --------
Net earnings (loss) (1)...........  $ 0.64  $  (1.19) $(1.05) $  0.48  $  (1.08)
                                    ------  --------  ------  -------  --------
Diluted earnings (loss) per common
 share:
Earnings from continuing
 operations (1)...................  $ 0.66  $   0.93  $ 0.20  $  0.48  $   2.28
Loss from discontinued operations.   (0.02)    (0.69)  (0.06)     --      (0.77)
Loss from disposal of discontinued
 operations.......................     --      (1.42)  (1.19)     --      (2.59)
                                    ------  --------  ------  -------  --------
Net earnings (loss) (1)...........  $ 0.64  $  (1.19) $(1.05) $  0.48  $  (1.08)
                                    ------  --------  ------  -------  --------
Dividends declared................  $0.125  $  0.125  $0.125  $ 0.125  $   0.50
Common stock price (NYSE):
  High............................  $22.13  $  20.00  $21.06  $ 19.81  $  22.13
  Low.............................  $14.75  $  16.31  $16.44  $ 15.50  $  14.75
1999
Net sales.........................  $870.2  $  945.8  $861.9  $ 863.4  $3,541.3
                                    ------  --------  ------  -------  --------
Gross margin......................  $245.2  $  282.5  $245.2  $ 241.1  $1,014.0
                                    ------  --------  ------  -------  --------
Earnings from continuing
 operations (2)...................  $ 49.5  $   69.3  $ 20.8  $   3.5  $  143.1
Earnings (loss) from discontinued
 operations.......................     8.1      13.1    (3.0)  (123.4)   (105.2)
                                    ------  --------  ------  -------  --------
Net earnings (loss) (2)...........  $ 57.6  $   82.4  $ 17.8  $(119.9) $   37.9
                                    ------  --------  ------  -------  --------
Basic earnings (loss) per common
 share:
Earnings from continuing
 operations (2)...................  $ 0.54  $   0.75  $ 0.23  $  0.04  $   1.56
Earnings (loss) from discontinued
 operations.......................    0.09      0.14   (0.03)   (1.34)    (1.14)
                                    ------  --------  ------  -------  --------
Net earnings (loss) (2)...........  $ 0.63  $   0.90  $ 0.19  $ (1.30) $   0.41
                                    ------  --------  ------  -------  --------
Diluted earnings (loss) per common
 share:
Earnings from continuing
 operations (2)...................  $ 0.53  $   0.75  $ 0.22  $  0.04  $   1.55
Earnings (loss) from discontinued
 operations.......................    0.09      0.14   (0.03)   (1.34)    (1.14)
                                    ------  --------  ------  -------  --------
Net earnings (loss) (2)...........  $ 0.62  $   0.89  $ 0.19  $ (1.30) $   0.41
                                    ------  --------  ------  -------  --------
Dividends declared................  $0.125  $  0.125  $0.125  $ 0.125  $   0.50
Common stock price (NYSE):
  High............................  $26.00  $  28.06  $30.00  $ 25.00  $  30.00
  Low.............................  $18.13  $  18.06  $24.38  $ 20.00  $  18.06

--------
(1) Includes a charge of $55.1 million pretax ($40.0 million after tax) in the third quarter to increase environmental reserves related to the cleanup of contamination from a former manufacturing facility and to account for the write-down of investments in certain Internet-related businesses.
(2) Includes litigation settlement charges of $48.0 million pretax ($30.7 million after tax) in the third quarter and $68.0 million pretax ($40.7 million after tax) in the fourth quarter.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

   As independent public accountants, we hereby consent to the incorporation of our report dated January 23, 2001 included in this Form 10-K, into the Company's previously filed registration statements on Form S-8 (File No. 33-55022), Form S-3 (File No. 33-61512), Form S-8 (File No. 33-56193), Form S-8
(File No. 33-61835), Form S-8 (File No. 33-65217), Form S-8 (File No. 333-
04289), Form S-3 (File No. 333-9997), Form S-8 (File No. 333-27157), Form S-8
(File No. 333-77431), and Form S-8 (File No. 333-77457).

                                          /s/ Arthur Andersen LLP

Chicago, Illinois
March 9, 2001

                             BRUNSWICK CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

  Alowanceslfor               Balance at
 posibleslosses              beginning of   Charges to                                   Balance at
  onreceivables                 period    profit and loss Write-offs Recoveries Other   end of period
---------------              ------------ --------------- ---------- ---------- -----   -------------
    2000...................     $18.4          $11.4        $(8.9)      $1.0    $(0.7)      $21.2
                                =====          =====        =====       ====    =====       =====
    1999...................     $16.8          $ 8.7        $(6.8)      $--     $(0.3)      $18.4
                                =====          =====        =====       ====    =====       =====
    1998...................     $15.3          $ 6.9        $(4.2)      $0.7    $(1.9)*     $16.8
                                =====          =====        =====       ====    =====       =====

--------
   *Includes $0.2 million in 1998 relating to acquisitions.

   This schedule reflects only the financial information of continuing operations.

 Deferred
   tax
  asset                    Balance at
valuation                 beginning of   Charges to                                 Balance at
allowance                    period    profit and loss Write-offs Recoveries Other end of period
---------                 ------------ --------------- ---------- ---------- ----- -------------
 2000...................      $0.3           $--          $--        $--      $--      $0.3
                              ====           ===          ===        ===      ===      ====
 1999...................      $0.3           $--          $--        $--      $--      $0.3
                              ====           ===          ===        ===      ===      ====
 1998...................      $0.3           $--          $--        $--      $--      $0.3
                              ====           ===          ===        ===      ===      ====

   This schedule reflects only the financial information of continuing operations.

                                 EXHIBIT INDEX

  Exhibit
  Number                             Description
  -------                            -----------
  3.1      Restated Certificate of Incorporation of the Company filed as
           Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1987, and hereby incorporated by reference.
  3.2      Certificate of Designation, Preferences and Rights of Series A
           Junior Participating Preferred Stock filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for 1995, and hereby incorporated by reference.
  3.3      By-Laws of the Company filed as Exhibit 3 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended March 31,
           2000, and hereby incorporated by reference.
  4.1      Indenture dated as of March 15, 1987, between the Company and
           Continental Illinois National Bank and Trust Company of
           Chicago filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference.
  4.2      Officers' Certificate setting forth terms of the Company's
           $125,000,000 principal amount of 7 3/8% Debentures due
           September 1, 2023, filed as Exhibit 4.3 to the Company's
           Annual Report on Form 10-K for 1993, and hereby incorporated by reference.
  4.3      Form of the Company's $250,000,000 principal amount of 6 3/4%
           Notes due December 15, 2006, filed as Exhibit 4.1 to the
           Company's Current Report on Form 8-K dated December 10, 1996, and hereby incorporated by reference.
  4.4      Form of the Company's $200,000,000 principal amount of 7 1/8%
           Notes due August 1, 2007, filed as Exhibit 4.1 to the
           Company's Current Report on Form 8-K dated August 4, 1997, and hereby incorporated by reference.
  4.5      The Company's agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K
           for 1980, and hereby incorporated by reference.
  4.6      Rights Agreement dated as of February 5, 1996, between the
           Company and Harris Trust and Savings Bank filed as Exhibit 1 to the Company's Registration Statement for Preferred Share
           Purchase Rights on Form 8-A dated March 13, 1996, and hereby incorporated by reference.
 10.1*     Amended and Restated Employment Agreement dated January 4,
           1999, by and between the Company and Peter N. Larson filed as
           Exhibit 10.1 to the Company's Annual Report on Form 10-K for
           1998, and hereby incorporated by reference.
 10.2*     Employment Agreement dated December 1, 1995, by and between the Company and Peter B. Hamilton filed as Exhibit 10.8 to the
           Company's Annual Report on Form 10-K for 1995, and hereby
           incorporated by reference.
 10.3*     Amendment dated as of October 9, 1998, to Employment Agreement by and between the Company and Peter B. Hamilton filed as
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1998, and hereby
           incorporated by reference.
 10.4*     Form of Change of Control Agreement by and between the Company and each of W. J. Barrington, K. S. Grodzki, P. B. Hamilton,
           P. C. Mackey, R. S. O'Brien, J. D. Russell and J. P. Zelisko
           filed as Exhibit 10.2 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.

  Exhibit
  Number                             Description
  -------                            -----------
 10.5*     Form of Change of Control Agreement by and between the Company and each of K. J. Chieger, T. J. Chung, W. J. Gress, P. G.
           Leemputte, B. R. Lockridge, D. E. McCoy, V. J. Reich and C. M.
           Sladnick.
 10.6*     Form of Change of Control Agreement by and between the Company and G. W. Buckley.
 10.7*     1994 Stock Option Plan for Non-Employee Directors filed as
           Exhibit A to the Company's definitive Proxy Statement dated
           March 25, 1994, for the Annual Meeting of Stockholders on
           April 27, 1994, and hereby incorporated by reference.
 10.8*     1995 Stock Plan for Non-Employee Directors filed as Exhibit
           10.4 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1998, and hereby incorporated by reference.
 10.9*     Supplemental Pension Plan filed as Exhibit 10.7 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1998, and hereby incorporated by reference.
 10.10*    Form of insurance policy issued for the life of each of the
           Company's executive officers, together with the specifications for each of these policies, filed as Exhibit 10.21 to the
           Company's Annual Report on Form 10-K for 1980, and hereby
           incorporated by reference. The Company pays the premiums for these policies and will recover these premiums, with some
           exceptions, from the policy proceeds.
 10.11*    Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, D. J. Bern, J. L. Bleustein, M.
           J. Callahan, M. A. Fernandez, P. Harf, J. W. Lorsch, B. Martin
           Musham, K. Roman, R. L. Ryan and R. W. Schipke filed as
           Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1986, and hereby
           incorporated by reference.
 10.12*    Indemnification Agreement dated April 1, 1995, by and between the Company and P. N. Larson filed as Exhibit 10.17 to the
           Company's Annual Report on Form 10-K for 1995, and hereby
           incorporated by reference.
 10.13*    Form of Indemnification Agreement by and between the Company and each of W. J. Barrington, G. W. Buckley, K. J. Chieger, T.
           J. Chung, W. J. Gress, K. S. Grodzki, P. B. Hamilton, P. G.
           Leemputte, B. R. Lockridge, P. C. Mackey, D. E. McCoy,
           R. S. O'Brien, V. J. Reich, J. D. Russell, C. M. Sladnick and
           J. P. Zelisko filed as Exhibit 19.4 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.
 10.14*    1991 Stock Plan filed as Exhibit 10 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1999, and hereby incorporated by reference.
 10.15*    Change in Control Severance Plan filed as Exhibit 10.6 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1998, and hereby incorporated by reference.
 10.16*    Brunswick Performance Plan for 1999 filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for 1998, and hereby incorporated by reference.
 10.17*    Brunswick Performance Plan for 2000 filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for 1999, and hereby incorporated by reference.
 10.18*    Brunswick Performance Plan for 2001.
 10.19*    Brunswick Strategic Incentive Plan for 1998-1999 filed as
           Exhibit 10.26 to the Company's Annual Report on Form 10-K for
           1997, and hereby incorporated by reference.

  Exhibit
  Number                            Description
  -------                           -----------
 10.20*    Brunswick Strategic Incentive Plan for 1999-2000 filed as
           Exhibit 10.19 to the Company's Annual Report on Form 10-K for
           1998, and hereby incorporated by reference.
 10.21*    Brunswick Strategic Incentive Plan for 2000-2001 filed as
           Exhibit 10.21 to the Company's Annual Report on Form 10-K for
           1999, and hereby incorporated by reference.
 10.22*    Brunswick Strategic Incentive Plan for 2001-2002.
 10.23*    1997 Stock Plan for Non-Employee Directors filed as Exhibit
           10.3 to the Company's Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1998, and hereby incorporated by reference.
 10.24*    Elective Deferred Compensation Plan filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by
           reference.
 10.25*    Automatic Deferred Compensation Plan filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by
           reference.
 10.26*    Promissory Note dated March 2, 2001, by and between George W.
           Buckley and the Company.
 21.1      Subsidiaries of the Company.
 23.1      Consent of Independent Public Accountants is on page 58 of this Report.
 24.1      Powers of Attorney.
 27.1      Financial Data Schedule.

--------
  *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.