Form 10-Q
period 2001-03-31
BRUNSWICK CORP
filed 2001-05-14
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 2001

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

  YES  X        No


AT MAY 7, 2001, THERE WERE 87,589,990 SHARES OF COMMON STOCK ($0.75 PAR VALUE) OUTSTANDING.

                                                   PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                          BRUNSWICK CORPORATION
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                                   FOR THE THREE MONTHS ENDED MARCH 31
                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                               (UNAUDITED)

                                                                                             2001             2000
                                                                                        ---------------  ----------------
NET SALES                                                                               $        913.2   $         955.4
Cost of sales                                                                                    687.4             681.7
Selling, general and administrative expense                                                      146.8             160.7
                                                                                        ---------------  ----------------
    OPERATING EARNINGS                                                                            79.0             113.0
Interest expense                                                                                 (13.6)            (16.4)
Other income (expense)                                                                            (1.7)              1.1
                                                                                        ---------------  ----------------
    EARNINGS BEFORE INCOME TAXES                                                                  63.7              97.7
Income tax provision                                                                              24.2              37.0
                                                                                        ---------------  ----------------
    EARNINGS FROM CONTINUING OPERATIONS                                                           39.5              60.7
Cumulative effect of change in accounting principle, net of tax                                   (2.9)               --
Loss from discontinued operations, net of tax                                                       --              (2.0)
                                                                                        ---------------  ----------------
    NET EARNINGS                                                                        $         36.6   $          58.7
                                                                                        ===============  ================
BASIC EARNINGS PER COMMON SHARE:
 Earnings from continuing operations                                                    $         0.45   $          0.66
 Cumulative effect of change in accounting principle                                             (0.03)               --
 Loss from discontinued operations                                                                  --             (0.02)
                                                                                        ---------------  ----------------
    Net Earnings                                                                        $         0.42   $          0.64
                                                                                        ===============  ================
DILUTED EARNINGS PER COMMON SHARE:
 Earnings from continuing operations                                                    $         0.45   $          0.66
 Cumulative effect of change in accounting principle                                             (0.03)               --
 Loss from discontinued operations                                                                  --             (0.02)
                                                                                        ---------------  ----------------
    Net earnings                                                                        $         0.42   $          0.64
                                                                                        ===============  ================
AVERAGE SHARES USED FOR COMPUTATION OF:
  Basic earnings per share                                                                        87.7              91.4
  Diluted earnings per share                                                                      87.8              91.5

CASH DIVIDENDS DECLARED PER COMMON SHARE                                                $        0.125   $         0.125


The notes are an integral part of these consolidated statements.



                                                  BRUNSWICK CORPORATION
                                               CONSOLIDATED BALANCE SHEETS
                                 AS OF MARCH 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                      (UNAUDITED)


                                                                       MARCH 31,           December 31,       March 31,
                                                                         2001                2000               2000
                                                                    ----------------    ----------------   ----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost,
    which approximates market                                       $          72.3     $         125.2    $         123.8
  Accounts and notes receivable,
    less allowances of $20.0, $21.2 and $19.7                                 450.7               419.9              419.6
  Inventories
    Finished goods                                                            335.5               288.1              236.7
    Work-in-process                                                           147.3               153.6              149.7
    Raw materials                                                              86.2                69.0               69.6
                                                                    ----------------    ----------------   ----------------
      Net inventories                                                         569.0               510.7              456.0
                                                                    ----------------    ----------------   ----------------
  Prepaid income taxes                                                        363.5               367.8              259.6
  Prepaid expenses                                                             39.5                48.6               46.6
  Income tax refunds receivable                                                  --                57.4                 --
  Net assets of discontinued operations offered for sale                      330.3               302.2              619.3
                                                                    ----------------    ----------------   ----------------
      CURRENT ASSETS                                                        1,825.3             1,831.8            1,924.9
                                                                    ----------------    ----------------   ----------------
PROPERTY
  Land                                                                         65.6                64.6               70.1
  Buildings                                                                   414.6               408.6              381.7
  Equipment                                                                   973.8               967.7              936.6
                                                                    ----------------    ----------------   ----------------
      Total land, buildings and equipment                                   1,454.0             1,440.9            1,388.4
  Accumulated depreciation                                                   (772.1)             (756.8)            (729.3)
                                                                    ----------------    ----------------   ----------------
      Net land, buildings and equipment                                       681.9               684.1              659.1
  Unamortized product tooling costs                                           117.0               119.1              106.9
                                                                    ----------------    ----------------   ----------------
      NET PROPERTY                                                            798.9               803.2              766.0
                                                                    ----------------    ----------------   ----------------

OTHER ASSETS
  Goodwill                                                                    411.9               391.8              401.1
  Other intangibles                                                           115.3               116.1               82.5
  Investments                                                                  69.0                73.0               78.6
  Other long-term assets                                                      167.1               180.6              177.5
                                                                    ----------------    ----------------   ----------------
      OTHER ASSETS                                                            763.3               761.5              739.7
                                                                    ----------------    ----------------   ----------------
TOTAL ASSETS                                                        $       3,387.5     $       3,396.5    $       3,430.6
                                                                    ================    ================   ================

The notes are an integral part of these consolidated statements.


                                                   BRUNSWICK CORPORATION
                                                CONSOLIDATED BALANCE SHEETS
                               AS OF MARCH 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000
                                        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                       (UNAUDITED)


                                                                  MARCH 31,        December 31,        March 31,
                                                                    2001              2000               2000
                                                               ----------------  ----------------  ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including
    current maturities of long-term debt                       $         144.8   $         172.7   $           298.2
  Accounts payable                                                       248.8             238.6               257.1
  Accrued expenses                                                       597.8             641.8               579.6
  Accrued income taxes                                                    29.1                --                32.3
  Reserve for discontinued operations                                    192.0             194.8                  --
                                                               ----------------  ----------------  ------------------
      CURRENT LIABILITIES                                              1,212.5           1,247.9             1,167.2
                                                               ----------------  ----------------  ------------------
LONG-TERM DEBT
  Notes, mortgages and debentures                                        599.4             601.8               620.1
                                                               ----------------  ----------------  ------------------
DEFERRED ITEMS
  Income taxes                                                           204.7             215.4               135.8
  Postretirement and postemployment benefits                             195.9             196.5               141.5
  Compensation and other                                                  75.0              67.8                72.5
                                                               ----------------  ----------------  ------------------
      DEFERRED ITEMS                                                     475.6             479.7               349.8
                                                               ----------------  ----------------  ------------------

COMMON SHAREHOLDERS' EQUITY
  Common stock; authorized: 200,000,000 shares,
    $0.75 par value; issued: 102,538,000 shares                           76.9              76.9                76.9
  Additional paid-in capital                                             314.9             314.5               314.5
  Retained earnings                                                    1,067.1           1,041.4             1,228.8
  Treasury stock, at cost:
    14,976,000; 15,194,000 and 13,596,000 shares                        (292.7)           (296.4)             (265.9)
  Unamortized ESOP expense and other                                     (39.9)            (41.9)              (47.2)
  Accumulated other comprehensive income (loss)                          (26.3)            (27.4)              (13.6)
                                                               ----------------  ----------------  ------------------
      COMMON SHAREHOLDERS' EQUITY                                      1,100.0           1,067.1             1,293.5
                                                               ----------------  ----------------  ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $       3,387.5   $       3,396.5   $         3,430.6
                                                               ================  ================  ==================


The notes are an integral part of these consolidated statements.



                                           BRUNSWICK CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDED MARCH 31
                                               (IN MILLIONS)
                                                (UNAUDITED)

                                                                                   2001            2000
                                                                               --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                              $        36.6   $       58.7
     Depreciation and amortization                                                      37.1           35.2
     Changes in noncash current assets and current liabilities                        (113.8)        (125.7)
     Income taxes                                                                       78.2           57.7
     Antitrust litigation settlement payments                                             --          (30.5)
     Loss from discontinued operations                                                    --            2.0
     Other, net                                                                         11.7           (3.1)
                                                                               --------------  -------------
        NET CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS                           49.8           (5.7)
        NET CASH USED FOR DISCONTINUED OPERATIONS                                      (28.1)         (52.8)
                                                                               --------------  -------------
        NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                            21.7          (58.5)
                                                                               --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                              (18.7)         (21.5)
     Investments                                                                          --          (15.1)
     Acquisitions of businesses                                                        (18.4)            --
     Other, net                                                                          5.6            0.6
                                                                               --------------  -------------
        NET CASH USED FOR CONTINUING OPERATIONS                                        (31.5)         (36.0)
        NET CASH USED FOR DISCONTINUED OPERATIONS                                       (2.8)          (6.9)
                                                                               --------------  -------------
        NET CASH USED FOR INVESTING ACTIVITIES                                         (34.3)         (42.9)
                                                                               --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net issuances (repayments) of commercial paper and other
       short-term debt                                                                 (27.5)         188.2
     Payments of long-term debt including current maturities                            (2.8)            --
     Cash dividends paid                                                               (10.9)         (11.4)
     Stock repurchases                                                                    --          (52.4)
     Stock options exercised                                                             0.9             --
                                                                               --------------  -------------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                           (40.3)         124.4
                                                                               --------------  -------------

Net increase (decrease) in cash and cash equivalents                                   (52.9)          23.0
Cash and cash equivalents at January 1                                                 125.2          100.8
                                                                               --------------  -------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                          $        72.3   $      123.8
                                                                               ==============  =============
SUPPLEMENTAL CASH-FLOW DISCLOSURES:
     Interest paid                                                             $        14.4   $       17.1
     Income taxes paid (refunds), net                                          $       (55.8)  $      (21.6)
     Treasury stock issued for compensation plans and other                    $         3.7   $        0.1

The notes are an integral part of these consolidated statements.


                              BRUNSWICK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MARCH 31, 2001, DECEMBER 31, 2000, AND MARCH 31, 2000
                                   (unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS. The unaudited financial data of Brunswick Corporation (the Company) has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements and notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain previously reported amounts have been reclassified to conform with the current-period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K (the 2000 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended March 31, 2001 and 2000. The interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

DERIVATIVES. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS 133/138, all derivative instruments are recognized on the balance sheet at their fair values.

The Company engages in business activities involving both financial and market risks, including, but not limited to, changes in foreign currency exchange rates and commodity prices. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The Company's risk management objectives are described in Notes 1 and 8 of the 2000 Form 10-K. The effects of derivative and financial instruments are not expected to be material to the Company's results of operations.

Cash Flow Hedges - Certain derivative instruments held at March 31, 2001, qualify as cash flow hedges under the requirements of SFAS 133/138. The Company executes forward contracts and options, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of certain raw materials, to manage exposure related to risk from price changes.

As changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in accumulated other comprehensive income, an equity account, with any ineffective portion recorded directly in other income (expense). The ineffective portion of derivative transactions, including the premium or discount on option contracts, was not material to the results of operations for the three months ended March 31, 2001.

In the first quarter of 2001, the following activity related to cash flow hedges was recorded in accumulated other comprehensive income (in millions):

                                                                                    INCREASE (DECREASE) IN
                                                                                      ACCUMULATED OTHER
                                                                                     COMPREHENSIVE INCOME
                                                                                -------------------------------
                                                                                   PRETAX          AFTER TAX
                                                                                --------------    -------------
Net transition gain                                                             $     1.6         $      1.0
Net change associated with current period hedging activity                            1.2                0.7
Net amount reclassified into earnings                                                (0.1)              (0.1)
                                                                                --------------    -------------
Net accumulated unrealized derivative gains                                     $     2.7         $      1.6
                                                                                ==============    =============

The Company estimates that $1.5 million of after-tax net derivative gains deferred in accumulated other comprehensive income will be realized in earnings over the next 12 months. Included in this total is approximately $0.9 million resulting from the original net transition gain that is expected to be realized by the end of 2001. At March 31, 2001, the term of derivative instruments hedging forecasted transactions ranges from one to twenty-one months.

Also in the first quarter of 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pretax) as a cumulative effect of a change in accounting principle, primarily resulting from recording the interest rate swaps at fair value.

NOTE 2 - EARNINGS PER COMMON SHARE

There is no difference in the net earnings used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is the amount of potential common stock relating to employee stock options. The average number of shares of potential common stock was 0.1 million for the quarters ended March 31, 2001 and 2000.

NOTE 3 - DEBT

Commercial paper outstanding decreased $28.9 million to $123.1 million at March 31, 2001, compared with $152.0 million at December 31, 2000. The weighted-average interest rates for commercial paper borrowings were 6.37 percent and 6.12 percent for the quarters ended March 31, 2001 and 2000, respectively.

NOTE 4 - LEGAL AND ENVIRONMENTAL

On October 26, 1999, a federal court jury in Seattle, Washington, awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against the Company, as successor in interest to the predecessor entities of its Life Fitness division, upon the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. Precor was also awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award. The Company has appealed the verdict and the award of attorneys' fees to the United States Court of Appeals for the Federal Circuit. On May 23, 2000, a $13.0 million surety bond was issued to secure damages while the Company pursues its appeal. Oral argument on the appeal took place in April 2001, and the parties are awaiting a decision by the Federal Circuit. While there can be no assurances, the Company believes it is likely to prevail on the appeal and obtain either a new trial or judgment in its favor. No reserve relating to the resolution of this case has been recorded.

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

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates are not achieved, results of operations could be adversely affected in the period in which additional provisions are required. Refer to Note 7 to the consolidated financial statements in the 2000 Form 10-K for disclosure of the potential cash requirements of environmental proceedings as of December 31, 2000.

NOTE 5 - SEGMENT DATA

The following table sets forth net sales and operating earnings of each of the Company's reportable segments for the quarters ended March 31, 2001 and 2000 (in millions):

                                                                  Quarter ended March 31
                                       ------------------------------------------------------------------------------
                                                       2001                                      2000
                                       ------------------------------------       -----------------------------------
                                            NET               OPERATING                Net              Operating
                                           SALES               EARNINGS               Sales              Earnings
                                       --------------       ---------------       --------------      ---------------
Marine Engine                          $      413.7         $      49.3           $     429.0         $      60.9
Boat                                          380.3                23.8                 418.5                37.9
Marine eliminations                           (67.1)                 --                 (79.4)                 --
                                       --------------       ---------------       --------------      ---------------
  Total Marine                                726.9                73.1                 768.1                98.8
Recreation                                    186.3                19.8                 187.3                25.0
Corporate/Other                                  --               (13.9)                   --               (10.8)
                                       --------------       ---------------       --------------      ---------------
Total                                  $      913.2         $      79.0           $     955.4         $     113.0
                                       ==============       ===============       ==============      ===============


NOTE 6 - DISCONTINUED OPERATIONS

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

Results from discontinued operations for the quarters ended March 31, 2001 and 2000, were as follows (in millions):
                                                     Quarter ended March 31
                                                 -------------------------------
                                                      2001             2000
                                                 -------------    --------------

Net sales                                        $      114.9     $   193.8
Pretax loss from discontinued operations         $         --     $    (3.0)


The Company completed the sale of its bicycle and camping businesses in 2000. The sale of these businesses principally accounted for the decrease in net sales compared with the first quarter of the prior year. The losses associated with these sales transactions were charged against the reserve for discontinued operations in 2000.

The net assets of the remaining businesses have been segregated as net assets of discontinued operations offered for sale. Net assets of discontinued operations offered for sale at March 31, 2001, of $330.3 million, consisted of current assets and liabilities, net property, plant and equipment and other assets including goodwill. The reserve for discontinued operations at March 31, 2001, was $192.0 million.

NOTE 7 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) includes cumulative foreign currency translation adjustments, unrealized gains and losses on investments and derivatives, and minimum pension liability adjustments, all net of tax. Comprehensive income for the quarters ended March 31, 2001 and 2000, was as follows (in millions):

                                                                       Quarter ended March 31
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------
Net earnings                                                        $    36.6       $   58.7
Other comprehensive income (loss):
   Foreign currency cumulative translation adjustment                    (2.8)          (4.3)
   Net change in unrealized gains (losses) on investments                 2.3           (0.1)
   Net change in accumulated unrealized derivative gains (losses)         1.6             --
                                                                    ------------    ------------
     Total other comprehensive income (loss)                        $     1.1       $   (4.4)
                                                                    ------------    ------------
Comprehensive income                                                $    37.7       $   54.3
                                                                    ============    ============

NOTE 8 - ACQUISITIONS

Cash paid for acquisitions totaled $18.4 million in the first quarter of 2001, comprised primarily of consideration paid for Princecraft Boats Inc. (Princecraft), a manufacturer of deck and pontoon boats. On March 7, 2001, the Company acquired Princecraft and its results are included in the Boat segment. The acquisition of Princecraft has been accounted for as a purchase. Subject to final purchase accounting adjustments, the Company acquired assets including inventory, net property, plant and equipment and a trademark.

In addition, the Company also acquired the remaining interest in Omni Fitness Equipment Inc. (Omni), a domestic retailer of fitness equipment, effective February 28, 2001. Omni's results are included in the Recreation segment and the acquisition has been accounted for as a purchase. The Company acquired the remaining interest in exchange for a note with the previous owner. The Company had previously accounted for its interest in Omni under the equity method of accounting. Subject to final purchase accounting adjustments, the acquisition resulted in an estimated unallocated excess purchase price over fair value of net assets acquired of $24.0 million, which is being amortized on a straight-line basis over ten years.

NOTE 9 - SUBSEQUENT EVENT

On April 10, 2001, the Company completed the sale of its hunting sports accessories business. The loss associated with this transaction will be charged against the reserve for discontinued operations.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

The following table sets forth certain amounts, ratios and relationships calculated from the consolidated statements of income for the quarters ended March 31, 2001 and 2000 (dollars in millions, except per share data):

                                                                            Quarter ended March 31
                                                                     -----------------------------------
                                                                          2001               2000
                                                                     ----------------  -----------------
Net sales                                                            $    913.2        $    955.4
Operating earnings                                                   $     79.0        $    113.0
Earnings from continuing operations                                  $     39.5        $     60.7
Cumulative effect of change in accounting principle, net of tax            (2.9)               --
Loss from discontinued operations, net of tax                                --              (2.0)
                                                                     ----------------  -----------------
Net earnings                                                         $     36.6        $     58.7
                                                                     ================  =================
Diluted earnings per share from continuing operations                $      0.45       $      0.66
Cumulative effect per share of change in accounting principle              (0.03)               --
Loss per share from discontinued operations                                   --             (0.02)
                                                                     ----------------  -----------------
Diluted earnings per share                                           $      0.42       $      0.64
                                                                     ================  =================
EXPRESSED AS A PERCENTAGE OF NET SALES:
Gross margin                                                               24.7%             28.6%
Selling, general and administrative expense                                16.1%             16.8%
Operating margin                                                            8.7%             11.8%


For the quarter ended March 31, 2001, the Company reported net sales of $913.2 million, down 4.4 percent from the comparable quarter a year ago. This decline was mainly attributable to lower sales in the Boat and Marine Engine segments, caused by weakening market conditions that negatively affected domestic sales of small boats and engines. Recreation segment sales benefited from continued growth in the fitness equipment business, but the gains were more than offset by lower sales in the bowling and billiards operations.

Gross margin percentages in the first three months of 2001 decreased to 24.7 percent from 28.6 percent. The 390-basis-point reduction reflects the impact of lower production rates and plant closure costs and a stronger dollar against key currencies and its effect on international margins, as well as a shift in sales mix, primarily in the Marine Engine and Recreation segments.

Operating earnings for the quarter ended March 31, 2001, totaled $79.0 million compared with $113.0 million in 2000. Operating margins fell 310 basis points to
8.7 percent in the current quarter versus 11.8 percent a year ago. The decline in operating margins was primarily attributable to the aforementioned gross margin decline.

Interest expense decreased $2.8 million, or 17.1 percent, in the first three months of 2001 compared with the first three months of 2000, principally due to the favorable impact of interest rate swaps and a decline in the average outstanding debt balance.

Other expense totaled $1.7 million in the current quarter versus other income of $1.1 million in the first quarter of last year. Losses from joint venture investments and unfavorable currency adjustments adversely affected the other income (expense) comparisons between the quarters.

The Company's effective tax rate was 38.0 percent in the first quarter of 2001, compared with 37.9 percent in the first quarter of 2000.

Earnings from continuing operations totaled $39.5 million in the first three months of 2001, versus $60.7 million in the comparable quarter a year ago. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards Nos. 133/138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The non-cash cumulative effect of adopting the new accounting standards totaled $2.9 million after tax, or $0.03 per diluted share, resulting in net earnings of $36.6 million for the three months ended March 31, 2001.

Average common shares outstanding used to calculate diluted earnings per share for the quarter decreased to 87.8 million in 2001 from 91.5 million in 2000. The decrease in average shares outstanding reflects the effects of stock repurchased during the first half of 2000.

EFFECTS OF MARINE MARKET CONDITIONS. The Company is experiencing a reduction in domestic demand for marine products, particularly boats and sterndrive engines, which has resulted in higher-than-desirable field and Company inventories in certain categories. In the first quarter, the Company took actions to reduce production and costs, as well as stimulate retail demand. The Company plans to implement further actions in the second quarter of 2001. The Company anticipates the net effects of these actions, along with the reduction in demand, will have an adverse impact on the Company's results for the remainder of 2001 when compared with the results of the prior year.

MARINE ENGINE SEGMENT

The following table sets forth Marine Engine segment results for the quarters ended March 31, 2001 and 2000 (dollars in millions):

                                     Quarter ended March 31
                                ---------------------------------
                                     2001               2000
                                --------------    ---------------

Net sales                       $      413.7      $      429.0
Operating earnings              $       49.3      $       60.9
Operating margin                        11.9%             14.2%
Capital expenditures            $        6.6      $        8.4

The Marine Engine segment reported a 3.6 percent drop in sales in the first quarter of 2001 to $413.7 million from $429.0 million a year ago. Domestic sales of sterndrive and outboard engines declined, reflecting weak market conditions, particularly for small boats, and corresponding efforts by dealers and boat builders to decrease inventories. These factors more than offset growth in international engine sales that was partially driven by the success of low-emission outboards. Domestic and international sales benefited from increased outboard market share resulting from the bankruptcy of a major competitor.

Operating earnings for the segment declined to $49.3 million in the first quarter of 2001, compared with $60.9 million a year ago. Operating margins also decreased to 11.9 percent in the current quarter, versus 14.2 percent in the first quarter of last year. The decline in operating margins reflects reductions in production rates and lower margins on international sales resulting from a stronger dollar against key currencies. The decline also reflects an unfavorable shift in sales mix including a decrease in higher-margin sterndrive engine sales and increases in lower-margin international and low-emission outboard engine sales.

BOAT SEGMENT

The following table sets forth Boat segment results for the quarters ended March 31, 2001 and 2000 (dollars in millions):

                                       Quarter ended March 31
                                 ------------------------------------
                                      2001                2000
                                 ----------------    ----------------

Net sales                        $     380.3         $     418.5
Operating earnings               $      23.8         $      37.9
Operating margin                         6.3%                9.1%
Capital expenditures             $       6.5         $       8.5

In the first quarter of 2001, the Boat segment reported net sales of $380.3 million, a 9.1 percent decrease from the year-earlier quarter, resulting from continued weak demand for small boats. Sales of larger boats and off-shore fishing boats increased year-over-year, but weakened toward the end of the quarter.

Boat segment operating earnings totaled $23.8 million in the first quarter of 2001, declining $14.1 million from the same period of 2000, and operating margins decreased 280 basis points to 6.3 percent from 9.1 percent. The decline in operating margins reflects costs associated with plant closures and reductions in production rates.

RECREATION SEGMENT

The following table sets forth Recreation segment results for the quarters ended March 31, 2001 and 2000 (dollars in millions):

                                       Quarter ended March 31
                                 ------------------------------------
                                      2001                2000
                                 ----------------    ----------------

Net sales                        $     186.3         $     187.3
Operating earnings               $      19.8         $      25.0
Operating margin                        10.6%               13.3%
Capital expenditures             $       5.2         $       3.6

Recreation segment sales of $186.3 million in the first quarter of 2001 remained essentially flat compared with the first quarter of 2000. Sales of fitness equipment increased, reflecting gains in sales to international and consumer fitness markets, while commercial sales to domestic health clubs were relatively flat versus the prior year as health club chains slowed the pace of new club openings and investments in equipment upgrades. Bowling equipment sales, including capital equipment, balls, supplies and other accessories, declined due to slower order activity and timing of product introductions. Results from retail bowling centers were also down slightly reflecting a reduction in the number of centers (five percent) and two fewer days in the quarter. Excluding these factors, equivalent center sales rose slightly versus the first quarter last year.

In the first quarter of 2001, Recreation segment operating earnings declined to $19.8 million from $25.0 million in 2000. Operating margins decreased to 10.6 percent in the current quarter versus 13.3 percent a year ago. The margin reduction reflects the decline in sales of bowling equipment, decreased production levels and an unfavorable shift in sales mix.

DISCONTINUED OPERATIONS

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

The Company completed the sale of its bicycle and camping businesses in 2000 and its hunting sports accessories business in April 2001. The losses associated with these transactions were charged against the reserve for discontinued operations. The Company anticipates disposing of the remaining businesses in 2001.

Cash generated from all of the dispositions, including cash proceeds, costs to sell, cash required to fund operations through disposition and related tax benefits realized in connection with the divestitures, is expected to total approximately $275 million. Excluding the impact of the seasonal build in working capital during the first quarter for the cooler business, approximately half of this benefit has been received through the first quarter of 2001. The timing of the remaining cash benefit is tied to the completion of the related transactions and the impact on the Company's tax payments. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the loss from disposal of discontinued operations and could result in future gains or losses from disposal of discontinued operations. Risks that could influence the outcome include, but are not limited to, the Company's ability to dispose of its fishing, cooler and marine accessories businesses within the time, price and manner estimated and its ability to maintain key customers during the divestiture period.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

Cash provided by operating activities for the first three months of 2001 totaled $21.7 million compared with cash used during the first three months of 2000 of $58.5 million. Cash flow from operating activities was influenced in both periods by seasonal increases in working capital resulting in a use of cash of $113.8 million in 2001 and $125.7 million in 2000. At March 31, 2001, inventories were $569.0 million versus $510.7 million at December 31, 2000, and $456.0 million at March 31, 2000. Inventories increased $58.3 million from year end; $21.6 million due to acquisitions and the remainder of the increase primarily attributable to increases in small boat and engine inventories. Accounts receivable totaled $450.7 million at March 31, 2001, versus $419.9 million at December 31, 2000, and $419.6 million at March 31, 2000. The $30.8 million increase in receivables since year end was principally due to the seasonal build in Marine Engine segment receivables. Accrued expenses decreased to $597.8 million at March 31, 2001, from $641.8 million at December 31, 2000, with the decrease mainly attributable to compensation plan payments.

Cash flow from operating activities in 2001 also included more favorable income tax related cash flows versus the prior year, as tax benefits associated with the divestitures were realized. Activity in the first quarter of the prior year included $30.5 million for antitrust litigation settlement payments that also affected comparisons.

During the first three months of 2001, the Company invested $18.7 million in capital expenditures compared with $21.5 million in 2000. Cash paid for acquisitions totaled $18.4 million in the first quarter of 2001, comprised primarily of consideration paid for Princecraft Boats Inc., a manufacturer of deck and pontoon boats. In the first quarter of the prior year, the Company invested $15.1 million principally in Internet-related businesses.

Cash and cash equivalents totaled $72.3 million at March 31, 2001, down from $125.2 million at the end of 2000. Total debt at March 31, 2001, decreased to $744.2 million versus $774.5 million at the end of 2000. Debt-to-capitalization ratios at these dates were 40.4 percent and 42.1 percent, respectively. The Company had $123.1 million in outstanding commercial paper at March 31, 2001, with additional borrowing capacity of $276.9 million under the Company's $400 million long-term credit agreement with a group of banks. The Company has $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

During the first three months of 2000, the Company repurchased 2.9 million shares of its common stock for $51.9 million in open market transactions under a $100 million repurchase program announced in February 2000. The Company also repurchased additional shares for $0.5 million under a systematic repurchase program in the first quarter of 2000. No stock repurchases occurred in the first quarter of 2001.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities and current divestiture activities. Management believes that there are adequate sources of liquidity to meet the Company's short-term and long-term needs.


LEGAL PROCEEDINGS AND CONTINGENCIES

On October 26, 1999, a federal court jury in Seattle, Washington, awarded Precor, a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in a patent infringement trial against the Company, as successor in interest to the predecessor entities of its Life Fitness division, upon the basis that certain Life Fitness treadmills willfully infringed a Precor design patent. Precor was also awarded up to $5.3 million in attorneys' fees and will be entitled to prejudgment interest on the damage award. The Company has appealed the verdict and the award of attorneys' fees to the United States Court of Appeals for the Federal Circuit. On May 23, 2000, a $13.0 million surety bond was issued to secure damages while the Company pursues its appeal. Oral argument on the appeal took place in April 2001, and the parties are awaiting a decision by the Federal Circuit. While there can be no assurances, the Company believes it is likely to prevail on the appeal and obtain either a new trial or judgment in its favor. No reserve relating to the resolution of this case has been recorded.

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

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates are not achieved, results of operations could be adversely affected in the period in which additional provisions are required. Refer to Note 7 to the consolidated financial statements in the 2000 Form 10-K for disclosure of the potential cash requirements of environmental proceedings as of December 31, 2000.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the ability to dispose of the fishing, cooler and marine accessories businesses within the time, price and manner estimated; the ability to maintain key customers during the divestiture period; the ability of the buyers to obtain financing; weak market demand for the Company's products; shifts in currency exchange rates; the effect of interest rates and fuel prices on demand for marine products; competitive pricing pressures; inventory adjustments by major dealers and retailers; the success of inventory reduction efforts; adverse domestic or foreign economic conditions; adverse weather conditions retarding sales of recreation products; the ability to complete environmental remediation efforts at the cost estimated; the Company's ability to develop product technologies that comply with regulatory requirements; the success of marketing and cost-management programs; the Company's ability to develop and produce new products; new and competing technologies; and imports from Asia and increased competition from Asian competitors.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Note 4 to Consolidated Financial Statements in Part I of this Quarterly Report on pages 7 and 8 is hereby incorporated by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the May 1, 2001, Annual Meeting of Shareholders of the Company, Messrs. Nolan
D. Archibald, Jeffrey L. Bleustein and Robert L. Ryan were elected directors of the Company for terms expiring at the 2004 Annual Meeting. The numbers of shares voted with respect to these directors were:

         NOMINEE                            FOR                        WITHHELD
         -------                            ---                        --------
         Nolan D. Archibald                 70,839,856                 2,375,935
         Jeffrey L. Bleustein               70,846,486                 2,369,305
         Robert L. Ryan                     70,839,989                 2,375,802

At the Annual Meeting, the 1991 Stock Plan was amended to increase the maximum number of shares that may be awarded to an individual in a calendar year from 300,000 to 1,000,000. The amendment was approved by the Board of Directors on February 6, 2001, and the number of shares voted with respect to this amendment at the Annual Meeting were:
                                          NUMBER OF SHARES
                                          ----------------
                       For                    61,219,271
                       Against                11,256,706
                       Abstain                   739,808

At the Annual Meeting, the Board of Directors' appointment of Arthur Andersen LLP as auditors for the Company and its subsidiaries for the year 2001 was ratified pursuant to the following vote:

                                          NUMBER OF SHARES
                                          ----------------
                       For                    71,815,046
                       Against                   934,470
                       Abstain                   466,270

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          10.1 Separation Agreement dated March 12, 2001, by and between the Company and Peter N. Larson.
          10.2 Letter dated March 20, 2001 (the "Benefits Letter"), describing benefits due to Peter N. Larson in accordance with the Separation Agreement attached to this Form 10-Q as Exhibit 10.1 (the "Separation Agreement"). Attachments referenced in the Benefits Letter are not included with this Exhibit 10.2, as the attachments merely itemize Mr. Larson's account balances, accrued benefits and stock and option holdings, all of which have been previously described in the Company's Definitive Proxy Statement for 2000, the Benefits Letter, the Separation Agreement and other previous filings. The Company will furnish a complete copy of the attachments to the Benefits Letter to the Commission on request.

(b)       Reports on Form 8-K.

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BRUNSWICK CORPORATION
                                                          (Registrant)


May 14, 2001                                By: /s/ PETER G. LEEMPUTTE
                                                ----------------------
                                                Peter G. Leemputte
                                                Vice President and Controller

*Mr. Leemputte is signing this report both as a duly authorized officer and as the principal accounting officer.