Form 10-Q
period 2001-06-30
BRUNSWICK CORP
filed 2001-08-14
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 2001

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

  YES  X        No


AT AUGUST 8, 2001, THERE WERE 87,716,354 SHARES OF COMMON STOCK ($0.75 PAR VALUE) OUTSTANDING.

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
                                                              (UNAUDITED)

                                                                              QUARTER                          SIX MONTHS
                                                                           ENDED JUNE 30                      ENDED JUNE 30
                                                                 --------------------------------  --------------------------------
                                                                      2001             2000              2001             2000
                                                                 ---------------  ---------------  ---------------  ---------------
NET SALES                                                        $        928.8   $      1,040.8   $      1,842.0   $      1,996.2
Cost of sales                                                             700.8            727.1          1,388.2          1,408.8
Selling, general and administrative expense                               146.6            164.6            293.4            325.3
                                                                 ---------------  ---------------  ---------------  ---------------
    OPERATING EARNINGS                                                     81.4            149.1            160.4            262.1
Interest expense                                                          (14.1)           (18.8)           (27.7)           (35.2)
Other income (expense)                                                     (1.4)            (0.4)            (3.1)             0.7
                                                                 ---------------  ---------------  ---------------  ---------------
    EARNINGS BEFORE INCOME TAXES                                           65.9            129.9            129.6            227.6
Income tax provision                                                       24.4             48.4             48.6             85.4
                                                                 ---------------  ---------------  ---------------  ---------------
    EARNINGS FROM CONTINUING OPERATIONS                                    41.5             81.5             81.0            142.2
Cumulative effect of change in accounting principle, net of tax               -                -             (2.9)               -
Loss from discontinued operations, net of tax                                 -            (61.0)               -            (63.0)
Loss from disposal of discontinued operations, net of tax                     -           (125.0)               -           (125.0)
                                                                 ---------------  ---------------  ---------------  ---------------
    NET EARNINGS (LOSS)                                          $         41.5   $       (104.5)  $         78.1   $        (45.8)
                                                                 ===============  ===============  ===============  ===============

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations                              $         0.47   $         0.93   $         0.92   $         1.58
Cumulative effect of change in accounting principle                           -                -            (0.03)               -
Loss from discontinued operations                                             -            (0.69)               -            (0.70)
Loss from disposal of discontinued operations                                 -            (1.42)               -            (1.39)
                                                                 ---------------  ---------------  ---------------  ---------------
    Net earnings (loss)                                          $         0.47   $        (1.19)  $         0.89   $        (0.51)
                                                                 ===============  ===============  ===============  ===============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations                              $         0.47   $         0.93   $         0.92   $         1.58
Cumulative effect of change in accounting principle                           -                -            (0.03)               -
Loss from discontinued operations                                             -            (0.69)               -            (0.70)
Loss from disposal of discontinued operations                                 -            (1.42)               -            (1.39)
                                                                 ---------------  ---------------  ---------------  ---------------
    Net earnings (loss)                                          $         0.47   $        (1.19)  $         0.89   $        (0.51)
                                                                 ===============  ===============  ===============  ===============


AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share                                                   87.8             88.1             87.7             89.8
Diluted earnings per share                                                 88.3             88.1             88.0             89.8

CASH DIVIDENDS DECLARED PER COMMON SHARE                         $        0.125   $        0.125   $         0.25   $         0.25


The notes are an integral part of these consolidated statements.




                                        BRUNSWICK CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                      AS OF JUNE 30, 2001, DECEMBER 31, 2000, AND JUNE 30, 2000
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)


                                                                        JUNE 30,          December 31,         June 30,
                                                                          2001                2000               2000
                                                                    ----------------    ----------------   ----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost,
    which approximates market                                       $       155.8       $       125.2      $       134.9
  Accounts and notes receivable,
    less allowances of $21.5, $21.2 and $22.2                               446.5               419.9              423.3
  Inventories
    Finished goods                                                          303.4               288.1              260.9
    Work-in-process                                                         140.6               153.6              145.9
    Raw materials                                                            67.9                69.0               76.5
                                                                    ----------------    ----------------   ----------------
      Net inventories                                                       511.9               510.7              483.3
                                                                    ----------------    ----------------   ----------------
  Prepaid income taxes                                                      367.0               367.8              364.8
  Prepaid expenses                                                           39.0                48.6               35.8
  Income tax refunds receivable                                                 -                57.4                  -
  Net assets of discontinued operations offered for sale                    257.1               302.2              501.0
                                                                    ----------------    ----------------   ----------------
      CURRENT ASSETS                                                      1,777.3             1,831.8            1,943.1
                                                                    ----------------    ----------------   ----------------

PROPERTY
  Land                                                                       64.3                64.6               69.8
  Buildings                                                                 410.3               408.6              392.0
  Equipment                                                                 976.4               967.7              937.7
                                                                    ----------------    ----------------   ----------------
      Total land, buildings and equipment                                 1,451.0             1,440.9            1,399.5
  Accumulated depreciation                                                 (778.1)             (756.8)            (739.1)
                                                                    ----------------    ----------------   ----------------
      Net land, buildings and equipment                                     672.9               684.1              660.4
  Unamortized product tooling costs                                         113.7               119.1              106.1
                                                                    ----------------    ----------------   ----------------
      NET PROPERTY                                                          786.6               803.2              766.5
                                                                    ----------------    ----------------   ----------------

OTHER ASSETS
  Goodwill                                                                  413.5               391.8              398.8
  Other intangibles                                                         114.7               116.1               79.2
  Investments                                                                71.1                73.0               97.5
  Other long-term assets                                                    164.4               180.6              181.6
                                                                    ----------------    ----------------   ----------------
      OTHER ASSETS                                                          763.7               761.5              757.1
                                                                    ----------------    ----------------   ----------------

TOTAL ASSETS                                                        $     3,327.6       $     3,396.5      $     3,466.7
                                                                    ================    ================   ================



The notes are an integral part of these consolidated statements.

                                              BRUNSWICK CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                              AS OF JUNE 30, 2001, DECEMBER 31, 2000, AND JUNE 30, 2000
                                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)


                                                                   JUNE 30,        December 31,         June 30,
                                                                     2001              2000               2000
                                                               ----------------  ----------------  ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including
    current maturities of long-term debt                       $        80.4     $       172.7     $       274.5
  Accounts payable                                                     198.5             238.6             249.1
  Accrued expenses                                                     610.7             641.8             609.9
  Accrued income taxes                                                  28.1                 -              19.2
  Reserve for discontinued operations                                  190.2             194.8             199.4
                                                               ----------------  ----------------  ----------------
      CURRENT LIABILITIES                                            1,107.9           1,247.9           1,352.1
                                                               ----------------  ----------------  ----------------
LONG-TERM DEBT
  Notes, mortgages and debentures                                      594.9             601.8             615.8
                                                               ----------------  ----------------  ----------------

DEFERRED ITEMS
  Income taxes                                                         205.4             215.4             132.9
  Postretirement and postemployment benefits                           196.7             196.5             142.7
  Compensation and other                                                81.4              67.8              79.5
                                                               ----------------  ----------------  ----------------
      DEFERRED ITEMS                                                   483.5             479.7             355.1
                                                               ----------------  ----------------  ----------------

COMMON SHAREHOLDERS' EQUITY
  Common stock; authorized: 200,000,000 shares,
    $0.75 par value; issued: 102,538,000 shares                         76.9              76.9              76.9
  Additional paid-in capital                                           315.8             314.5             314.4
  Retained earnings                                                  1,097.7           1,041.4           1,113.3
  Treasury stock, at cost
    14,889,000; 15,194,000 and 15,261,000 shares                      (292.5)           (296.4)           (297.3)
  Unamortized ESOP expense and other                                   (31.6)            (41.9)            (45.1)
  Accumulated other comprehensive income (loss)                        (25.0)            (27.4)            (18.5)
                                                               ----------------  ----------------  ----------------
      COMMON SHAREHOLDERS' EQUITY                                    1,141.3           1,067.1           1,143.7
                                                               ----------------  ----------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $     3,327.6     $     3,396.5     $     3,466.7
                                                               ================  ================  ================


The notes are an integral part of these consolidated statements.




                                             BRUNSWICK CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE SIX MONTHS ENDED JUNE 30
                                                 (IN MILLIONS)
                                                  (UNAUDITED)

                                                                                      2001             2000
                                                                                  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                          $       78.1     $      (45.8)
     Depreciation and amortization                                                        77.5             72.5
     Changes in noncash current assets and current liabilities                           (81.3)          (104.8)
     Income taxes                                                                         77.2             46.1
     Antitrust litigation settlement payments                                             (6.7)           (47.6)
     Loss from discontinued operations                                                       -            188.0
     Other, net                                                                            4.3            (15.5)
                                                                                  --------------   --------------
        NET CASH PROVIDED BY CONTINUING OPERATIONS                                       149.1             92.9
        NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS                            4.4            (10.9)
                                                                                  --------------   --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                        153.5             82.0
                                                                                  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                (47.0)           (57.7)
     Investments                                                                             -            (37.2)
     Acquisitions of businesses, net of cash acquired                                    (20.1)               -
     Proceeds on the sale of property, plant and equipment                                25.3              6.7
     Other, net                                                                           (1.2)               -
                                                                                  --------------   --------------
        NET CASH USED FOR CONTINUING OPERATIONS                                          (43.0)           (88.2)
        NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS                           36.2            (13.0)
                                                                                  --------------   --------------
        NET CASH USED FOR INVESTING ACTIVITIES                                            (6.8)          (101.2)
                                                                                  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net issuances (repayments) of commercial paper and other
       short-term debt                                                                   (92.7)           164.1
     Payments of long-term debt including current maturities                              (9.0)            (3.9)
     Cash dividends paid                                                                 (21.9)           (22.4)
     Stock repurchases                                                                       -            (85.4)
     Stock options exercised                                                               7.5              0.9
                                                                                  --------------   --------------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                            (116.1)            53.3
                                                                                  --------------   --------------

Net increase in cash and cash equivalents                                                 30.6             34.1
Cash and cash equivalents at January 1                                                   125.2            100.8
                                                                                  --------------   --------------

CASH AND CASH EQUIVALENTS AT JUNE 30                                              $      155.8     $      134.9
                                                                                  ==============   ==============

The notes are an integral part of these consolidated statements.


                              BRUNSWICK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 2001, DECEMBER 31, 2000, AND JUNE 30, 2000
                                   (unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K (the 2000 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended June 30, 2001 and 2000. The interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

DERIVATIVES. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their fair values.

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

Cash Flow Hedges - Certain derivative instruments held at June 30, 2001, qualify as cash flow hedges under the requirements of SFAS Nos. 133/138. The Company executes forward contracts and options, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of certain raw materials, to manage exposure related to risk from price changes.

As changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in accumulated other comprehensive income, an equity account, with any ineffective portion recorded directly in other income (expense). The ineffective portion of derivative transactions, including the premium or discount on option contracts, was not material to the results of operations for the quarter and six months ended June 30, 2001.

The following activity related to cash flow hedges for the six-month period ended June 30, 2001, was recorded in accumulated other comprehensive income (in millions):

                                                                               INCREASE (DECREASE) IN
                                                                                  ACCUMULATED OTHER
                                                                                COMPREHENSIVE INCOME
                                                                           --------------------------------
                                                                              PRETAX           AFTER TAX
                                                                           --------------    --------------
Net transition gain                                                        $      1.6        $      1.0
Net change associated with current period hedging activity                        2.7               1.6
Net amount reclassified into earnings                                            (1.6)             (1.0)
                                                                           --------------    --------------
Net accumulated unrealized derivative gains                                $      2.7        $      1.6
                                                                           ==============    ==============

The net change associated with hedging activities was an after-tax gain of $0.9 million ($1.5 million pretax) and $1.6 million ($2.7 million pretax) for the quarter and six-month periods ended June 30, 2001, respectively. The net amount reclassified into earnings for the current quarter and year-to-date periods was an after-tax gain of $0.9 million and $1.0 million, respectively.

The Company estimates that $1.5 million of after-tax net derivative gains deferred in accumulated other comprehensive income will be realized in earnings over the next 12 months. Approximately $0.9 million of the original net transition gain is expected to be realized in 2001, with approximately $0.2 million recognized in earnings to date. At June 30, 2001, the term of derivative instruments hedging forecasted transactions ranges from one to eighteen months.

In the first quarter of 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pretax) as a cumulative effect of a change in accounting principle, primarily resulting from recording the interest rate swaps at fair value.

NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting
Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under a single method -- the purchase method. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead be reviewed annually for impairment. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001, ceases at January 1, 2002. Goodwill on acquisitions completed subsequent to June 30, 2001, should not be amortized, but instead reviewed annually for impairment. The Company is currently assessing SFAS Nos. 141 and 142 and has not yet made a determination of the impact adoption will have on the consolidated financial statements.

NOTE 2 - EARNINGS PER COMMON SHARE

There is no difference in the net earnings used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is the amount of potential common stock relating to employee stock options. The average number of shares of potential common stock was 0.5 million and 0.3 million for the quarter and six-month periods ended June 30, 2001, respectively. The average number of shares of potential common stock was less than 0.1 million for the quarter and six-month periods ended June 30, 2000.

NOTE 3 - DEBT

Commercial paper outstanding decreased $92.0 million to $60.0 million at June 30, 2001, compared with $152.0 million at December 31, 2000. The weighted-average interest rates for commercial paper borrowings were 4.87 percent and 6.56 percent for the quarters ended June 30, 2001 and 2000, respectively, and 5.55 percent and 6.34 percent for the six-month periods ended June 30, 2001 and 2000, respectively.

NOTE 4 - LEGAL AND ENVIRONMENTAL

In late June 2001, the United States Court of Appeals for the Federal
Circuit reversed a $5.2 million jury award entered against Life Fitness in 1999 in a lawsuit filed by Precor, a subsidiary of Illinois Tool Works, Inc. The jury in the underlying trial had found that certain Life Fitness treadmills infringed a Precor design patent. The trial judge had also awarded Precor approximately $5 million in attorneys' fees. As a result of the appellate ruling that Life Fitness did not infringe Precor's patent, the $5.2 million jury award was reversed and the award of attorneys' fees was remanded for reconsideration by the trial court. No reserve relating to the resolution of this case has been recorded.

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

NOTE 5 - SEGMENT DATA

The following table sets forth net sales and operating earnings of each of the Company's reportable segments for the quarter and six-month periods ended June 30, 2001 and 2000 (in millions):


                                                                    Quarter ended June 30
                                       -----------------------------------------------------------------------------
                                                        2001                                       2000
                                       -----------------------------------       -----------------------------------
                                             NET              OPERATING               Net               Operating
                                            SALES              EARNINGS               Sales              Earnings
                                       --------------       --------------       --------------       --------------
Marine Engine                          $     475.1          $      79.1          $     527.4          $     104.2
Boat                                         326.2                  9.8                409.3                 47.1
Marine eliminations                          (53.0)                   -                (84.0)                   -
                                       --------------       --------------       --------------       --------------
  Total Marine                               748.3                 88.9                852.7                151.3
Recreation                                   180.5                 (4.3)               188.1                  8.0
Corporate/Other                                  -                 (3.2)                   -                (10.2)
                                       --------------       --------------       --------------       --------------
Total                                  $     928.8          $      81.4          $   1,040.8          $     149.1
                                       ==============       ==============       ==============       ==============




NOTE 5 - SEGMENT DATA (CONTINUED)

                                                                  Six Months ended June 30
                                       -----------------------------------------------------------------------------
                                                        2001                                       2000
                                       -----------------------------------       -----------------------------------
                                             NET               OPERATING              Net               Operating
                                            SALES               EARNINGS             Sales               Earnings
                                       --------------       --------------       --------------       --------------

Marine Engine                          $      888.8         $      128.4         $      956.4         $      165.1
Boat                                          706.5                 33.6                827.8                 85.0
Marine eliminations                          (120.1)                   -               (163.4)                   -
                                       --------------       --------------       --------------       --------------
  Total Marine                              1,475.2                162.0              1,620.8                250.1
Recreation                                    366.8                 15.5                375.4                 33.0
Corporate/Other                                   -                (17.1)                   -                (21.0)
                                       --------------       --------------       --------------       --------------
Total                                  $    1,842.0         $      160.4         $    1,996.2         $      262.1
                                       ==============       ==============       ==============       ==============

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

Results from discontinued operations for the quarter and six-month periods ended June 30, 2001 and 2000, were as follows (in millions):

                                                            Quarter ended June 30          Six Months ended June 30
                                                         ----------------------------    -----------------------------
                                                            2001             2000            2001             2000
                                                         ------------    ------------    ------------     ------------
Net sales                                                $    136.6      $    235.0      $    251.5       $    428.8
PRETAX LOSS:
Loss from discontinued operations                        $        -      $    (92.9)     $        -       $    (95.9)
Loss from disposal of discontinued operations                     -          (189.0)              -           (189.0)
                                                         ------------    ------------    ------------     ------------
Pretax loss                                              $        -      $   (281.9)     $        -       $   (284.9)
                                                         ============    ============    ============     ============

The Company completed the sale of its bicycle and camping businesses in 2000 and the sale of its hunting sports accessories business on April 10, 2001. The sale of these businesses principally accounted for the decrease in net sales compared with the second quarter and first half of the prior year. The losses associated with these sales transactions were charged against the reserve for discontinued operations established in 2000. On June 29, 2001, the Company also completed the sale of its North American fishing business.

The loss from discontinued operations in the second quarter of 2000, $92.9 million pretax, included the write-off of goodwill and other long-terms assets related to the camping business ($76.0 million pretax, $50.0 million after tax). The write-off was necessary as the Company determined that additional actions would not improve operating results to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, primarily severance in the fishing and camping businesses, necessitated by a change in business conditions and the decision to outsource the manufacture of fishing reels that were previously produced in-house.

The loss from disposal of discontinued operations in the second quarter of 2000 totaled $189.0 million pretax and $125.0 million after tax. The loss associated with the disposition of the bicycle, camping and fishing businesses was based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses from the date the decision was made to dispose of the businesses through the expected disposition date. The decision to dispose of the marine accessories, hunting sports accessories and cooler businesses occurred in the third quarter of 2000, and an incremental charge for the disposal of those businesses was subsequently recorded.

The net assets of the remaining businesses have been segregated as net assets of discontinued operations offered for sale. Net assets of discontinued operations offered for sale at June 30, 2001, of $257.1 million, consisted of current assets and liabilities, net property, plant and equipment and other assets including goodwill. The reserve for discontinued operations at June 30, 2001, was $190.2 million.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes cumulative foreign currency translation adjustments, unrealized gains and losses on investments and derivatives, and minimum pension liability adjustments, all net of tax. Comprehensive income (loss) for the quarter and six-month periods ended
June 30, 2001 and 2000, was as follows (in millions):

                                                        Quarter ended June 30              Six Months ended June 30
                                                    -------------------------------     --------------------------------
                                                        2001             2000               2001               2000
                                                    -------------    --------------     --------------     -------------
Net earnings (loss)                                 $     41.5       $    (104.5)       $      78.1        $    (45.8)
Other comprehensive income (loss):
  Foreign currency cumulative translation
    adjustment                                            (0.4)             (2.0)              (3.2)             (6.3)
  Net change in unrealized gains (losses) on
    investments                                            1.7              (2.9)               4.0              (3.0)
  Net change in accumulated unrealized
    derivative gains                                         -                 -                1.6                 -
                                                    -------------    --------------     --------------     -------------
     Total other comprehensive income (loss)        $      1.3       $      (4.9)       $       2.4        $     (9.3)
                                                    -------------    --------------     --------------     -------------
Comprehensive income (loss)                         $     42.8       $    (109.4)       $      80.5        $    (55.1)
                                                    =============    ==============     ==============     =============

NOTE 8 - ACQUISITIONS

Cash paid for acquisitions, net of cash acquired, totaled $20.1 million in the first six months of 2001, comprised primarily of consideration paid for Princecraft Boats Inc. (Princecraft), a manufacturer of deck and pontoon boats. On March 7, 2001, the Company acquired Princecraft and its results are included in the Boat segment post-acquisition. The acquisition of Princecraft has been accounted for as a purchase. The Company acquired assets including inventory, net property, plant and equipment and a trademark, the valuation of which is subject to final purchase accounting adjustments.

In addition, the Company also acquired the remaining interest in Omni
Fitness Equipment Inc. (Omni), a domestic retailer of fitness equipment, effective February 28, 2001. Omni's results are included in the Recreation segment and the acquisition has been accounted for as a purchase. The Company acquired the remaining interest in satisfaction of a note with the previous owner. The Company had previously accounted for its interest in Omni under the equity method of accounting. The fair value of the net assets acquired is subject to final purchase accounting adjustments.

The Company also acquired some other small businesses included in the Recreation segment that are not considered material to the results of operations or financial position of the Company.

NOTE 9 - SUBSEQUENT EVENT

On July 3, 2001, the Company acquired the stock of Sealine International (Sealine) for total consideration of approximately $68 million. The acquisition was funded through approximately $37 million in cash, the assumption of debt and the issuance of notes to certain sellers. Sealine is a leading manufacturer of luxury sports cruisers and motoryachts, which are sold throughout the world. This acquisition will be accounted for as a purchase.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

The Company's operating results for 2001 include the operating results of Omni Fitness Equipment Inc. (Omni), a domestic retailer of fitness equipment, and Princecraft Boats Inc. (Princecraft), a manufacturer of deck and pontoon boats, from the acquisition dates of February 28, 2001, and March 7, 2001, respectively.

CONSOLIDATED

The following table sets forth certain amounts, ratios and relationships calculated from the consolidated statements of income for the quarter and six-month periods ended June 30, 2001 and 2000 (in millions, except per share data):

                                                          Quarter ended June 30             Six Months ended June 30
                                                     -------------------------------    -------------------------------
                                                         2001             2000               2001              2000
                                                     --------------   --------------    --------------   --------------
Net sales                                            $     928.8      $   1,040.8       $    1,842.0     $    1,996.2
Operating earnings                                   $      81.4      $     149.1       $      160.4     $      262.1
Earnings from continuing operations                  $      41.5      $      81.5       $       81.0     $      142.2
Cumulative effect of change in accounting
   principle, net of tax                                       -                -               (2.9)               -
Loss from discontinued operations, net of tax
                                                               -            (61.0)                 -            (63.0)
Loss from disposal of discontinued operations,
   net of tax                                                  -           (125.0)                 -           (125.0)
                                                     --------------   --------------    --------------   --------------
Net earnings (loss)                                  $      41.5      $    (104.5)      $       78.1     $      (45.8)
                                                     ==============   ==============    ==============   ==============
Diluted earnings per share from continuing
   operations                                        $      0.47      $      0.93       $       0.92     $       1.58
Cumulative effect per share of change in
   accounting principle                                        -                -              (0.03)               -
Loss per share from discontinued operations
                                                               -            (0.69)                 -            (0.70)
Loss per share from disposal of discontinued
   operations                                                  -            (1.42)                 -            (1.39)
                                                     --------------   --------------    --------------   --------------
Diluted earnings (loss) per share                    $      0.47      $     (1.19)      $       0.89     $      (0.51)
                                                     ==============   ==============    ==============   ==============
EXPRESSED AS A PERCENTAGE OF NET SALES:
Gross margin                                                24.5%            30.1%              24.6%            29.4%
Selling, general and administrative expense                 15.8%            15.8%              15.9%            16.3%
Operating margin                                             8.8%            14.3%               8.7%            13.1%


The Company reported net sales of $928.8 million in the second quarter of 2001, down 10.8 percent or $112.0 million from the second quarter of 2000. For the first half of the year, sales decreased 7.7 percent to $1,842.0 million. Excluding acquisitions, sales declined 13.3 percent and 9.2 percent for the quarter and year-to-date periods, respectively. The sales decline in both the quarter and six-month periods was experienced across all three reportable segments, but was mainly attributable to lower sales in the Boat and Marine Engine segments. Weakening market conditions continued to negatively affect domestic marine sales, particularly small boats and engines. Recreation segment sales benefited from growth in the fitness equipment business internationally, but lower sales of bowling capital equipment and products more than offset these gains.

The gross margin percentage of 24.5 percent for the quarter ended June 30, 2001, decreased 560 basis points from 30.1 percent in 2000, and the year-to-date comparisons reflected a decrease of 480 basis points to 24.6 percent in 2001. Lower production rates and various plant closures and/or shutdowns principally accounted for the decline in gross margins for both the quarter and year-to-date periods. Production rates were cut to bring production in line with demand and reduce the Company's inventory levels. Gross margins also declined as a result of a shift in sales mix, principally in the Marine Engine and Boat segments.

Selling, general and administrative (SG&A) expenses, as a percentage of net sales, remained flat for the quarter-over-quarter comparisons, but declined 40 basis points to 15.9 percent for the year-to-date period versus the prior year. Excluding acquisitions, SG&A expenses as a percentage of net sales were 15.3 percent and 15.5 percent for the quarter and six-month periods ended June 30, 2001, respectively, compared with 15.8 percent and 16.3 percent for the comparable periods of the prior year. These comparisons benefited from cost containment efforts such as workforce reductions, hiring and wage freezes, supply chain restructuring, travel restrictions and gains recognized on the sale of a training facility and two boat plants.

Operating earnings for the quarter ended June 30, 2001, totaled $81.4 million compared with $149.1 million in 2000. Year-to-date operating earnings in 2001 were $160.4 million, a 38.8 percent decline from $262.1 million in 2000. Operating margins fell 550 basis points to 8.8 percent in the current quarter versus 14.3 percent a year ago. Operating margins in the first half of 2001 decreased 440 basis points to 8.7 percent from 13.1 percent in 2000. The decline in operating earnings was primarily attributable to the impact of reduced product sales and the aforementioned gross margin decline.

Interest expense of $14.1 million in the second quarter of 2001 decreased
$4.7 million, or 25.0 percent, compared with the second quarter of 2000. Year-to-date interest expense totaled $27.7 million in 2001, which was a decline of $7.5 million from the same period in 2000. The decrease for both the quarter and year-to-date periods was principally due to a decline in the average outstanding debt balance as commercial paper outstanding has decreased $92.0 million since the prior year-end.

Other expense totaled $1.4 million in the current quarter versus $0.4 million in the second quarter of last year. For the year-to-date period, other expense totaled $3.1 million in 2001 compared with other income of $0.7 million in 2000. Lower income from joint venture investments and reduced interest income adversely affected the other income (expense) comparisons between the quarters. Unfavorable currency adjustments also adversely affected the other income (expense) comparisons between the year-to-date periods.

The Company's effective tax rate was 37.0 percent in the second quarter of 2001, compared with 37.3 percent in the second quarter of 2000. For the six-month periods ended June 30, 2001 and 2000, the effective tax rate was 37.5 percent.

Earnings from continuing operations were $41.5 million for the quarter ended June 30, 2001, compared with $81.5 million in 2000. Earnings from continuing operations totaled $81.0 million in the first six months of 2001, versus $142.2 million in the comparable period a year ago.

Net earnings for the quarter ended June 30, 2001, were $41.5 million compared with a net loss of $104.5 million in 2000. The prior year results were reduced by the $186.0 million after-tax charge for losses from discontinued operations and the anticipated losses on the disposition of the discontinued operations. Net earnings for the six months ended June 30, 2001, were $78.1 million versus a net loss of $45.8 million in the prior year. Year-to-date net earnings in the prior year were also affected by the aforementioned charges for losses associated with discontinued operations. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 133/138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The non-cash cumulative effect of adopting the new accounting standards was a $2.9 million after-tax loss, or $0.03 per diluted share.

Average common shares outstanding used to calculate diluted earnings per share for the quarter increased to 88.3 million in 2001 from 88.1 million in 2000, and in the six-month period decreased by 1.8 million shares to 88.0 million in 2001 from 89.8 million in 2000. The 0.2 million increase in average common shares outstanding for the quarter was principally due to an increase in stock equivalents resulting from a higher average stock price for the quarter, while the decrease for the year-to-date period reflects the effects of stock repurchased during 2000.

EFFECTS OF MARINE MARKET CONDITIONS. The Company is experiencing a reduction in domestic demand for marine products. In the first half of 2001, the Company took actions to stimulate retail demand, as well as reduce inventories by decreasing production levels. Company inventory levels dropped by $57.1 million, or 10.0 percent, since the first quarter. The Company plans to implement further actions in the second half of the year, as necessary, to keep inventories at desirable levels. The net effect of these actions, along with the reduction in demand, will have an adverse impact on the Company's results for the remainder of 2001, when compared with the results of the prior year.

MARINE ENGINE SEGMENT

The following table sets forth Marine Engine segment results for the quarter and six-month periods ended June 30, 2001 and 2000 (in millions):


                                                 Quarter ended June 30               Six Months ended June 30
                                            --------------------------------     --------------------------------
                                                 2001               2000              2001              2000
                                            ---------------    -------------     --------------    --------------
Net sales                                   $     475.1        $     527.4       $     888.8       $    956.4
Operating earnings                                 79.1              104.2             128.4            165.1
Operating margin                                   16.6%              19.8%             14.4%            17.3%
Capital expenditures                        $      13.4        $      15.0       $      20.0       $     23.4



Marine Engine segment sales declined 9.9 percent to $475.1 million in the second quarter of 2001 compared with the second quarter of 2000, and year-to-date sales decreased $67.6 million, or 7.1 percent, to $888.8 million versus the same period of the prior year. Weak domestic market conditions, especially for small boats, continued to be the driver of declining Marine Engine revenues, as sales of sterndrive engines fell 34.9 percent in the quarter. On-going efforts by dealers and boat builders to reduce inventory levels also contributed to the decline in sales. Despite the aforementioned weak market conditions, domestic sales of outboard engines remained flat quarter-over-quarter, reflecting share gains following the bankruptcy of a major competitor. International sales were up 10.3 percent in the quarter, despite adverse currency fluctuations, reflecting favorable economic conditions, as well as benefits from share gains due to the bankrupt competitor. The factors explaining the quarterly results were essentially the same drivers as the year-to-date comparisons.

Operating earnings for the segment decreased $25.1 million to $79.1 million in the second quarter of 2001, from $104.2 million a year ago and operating margins declined to 16.6 percent in 2001 versus 19.8 percent in the second quarter of last year. For the first six months of 2001, operating earnings decreased $36.7 million to $128.4 million and operating margins fell 290 basis points to 14.4 percent. Lower absorption of fixed costs on idled capacity from reduced production rates and extended plant shutdowns primarily accounted for the decline in operating margins. Production rates were reduced across the board in the segment, but most significantly for sterndrive engines at approximately 35 percent, compared with the second quarter of the prior year. An unfavorable shift in product mix from higher-margin sterndrive engines to lower-margin outboard engines and international products also accounted for some of the margin pressure.

BOAT SEGMENT

The following table sets forth Boat segment results for the quarter and six-month periods ended June 30, 2001 and 2000 (in millions):


                                                  Quarter ended June 30             Six Months ended June 30
                                            --------------------------------     -------------------------------
                                                 2001              2000               2001              2000
                                            --------------    --------------     --------------    -------------
Net sales                                   $     326.2       $     409.3        $     706.5       $     827.8
Operating earnings                                  9.8              47.1               33.6              85.0
Operating margin                                    3.0%             11.5%               4.8%             10.3%
Capital expenditures                        $       7.2       $      12.6        $      13.7       $      21.1



The Boat segment reported net sales of $326.2 million in the second quarter of 2001, a 20.3 percent decrease from the year-earlier quarter. In the year-to-date period, sales declined 14.7 percent to $706.5 million versus the comparable period of the prior year. Excluding the acquisition of Princecraft, quarterly and year-to-date comparisons declined 24.0 percent and 16.5 percent, respectively. The continued weak demand for small boats was a leading cause for the decline in both periods, although demand for larger boats also weakened significantly in the second quarter.

Boat segment operating earnings totaled $9.8 million in the second quarter of 2001, declining $37.3 million from the same period of 2000, and operating margins decreased to 3.0 percent. Operating earnings of $33.6 million for the six-month period ended June 30, 2001, declined $51.4 million compared with $85.0 million in 2000. Operating margins also declined, falling 550 basis points to
4.8 percent for the first six months of the year. The decline in operating margins was primarily attributable to the reduced absorption of fixed costs due to production rate reductions, plant closures and temporary shutdowns at the boat plants.

RECREATION SEGMENT

The following table sets forth Recreation segment results for the quarter and six-month periods ended June 30, 2001 and 2000 (in millions):


                                                    Quarter ended June 30             Six Months ended June 30
                                              --------------------------------    ---------------------------------
                                                   2001               2000             2001               2000
                                              --------------    --------------    --------------     --------------
Net sales                                     $     180.5       $     188.1       $     366.8        $     375.4
Operating earnings (loss)                            (4.3)              8.0              15.5               33.0
Operating margin                                     (2.4)%             4.3%              4.2%               8.8%
Capital expenditures                          $       7.2       $       8.6       $      12.4        $      12.2



The Recreation segment recorded sales of $180.5 million in the second quarter of 2001, a 4.0 percent decline compared with $188.1 million in the second quarter of 2000. Sales for the first six months of 2001 decreased 2.3 percent to $366.8 million from the prior year. Excluding the acquisition of Omni, sales declined 10.0 percent and 6.1 percent for the quarter and year-to-date periods, respectively. Sales of fitness equipment increased in the second quarter, reflecting sales gains in the international fitness markets. These gains were partially offset by lower sales of commercial products, as health club chains slowed the pace of new club openings and investments in equipment upgrades, as well as reduced consumer product sales. Retail bowling center results were down slightly from the prior year due to a minor reduction in the number of centers, while sales on an equivalent center basis were up slightly. Bowling equipment sales, including capital equipment, balls, supplies and other accessories, declined due to a softening in demand for new lane packages and modernization projects as bowling center proprietors deferred investments. Sales of bowling equipment were also down as a result of supply chain efforts to reduce wholesale inventories. The factors explaining the quarterly results were essentially the same drivers of the year-to-date comparisons.

In the second quarter of 2001, the Recreation segment reported an operating loss of $4.3 million compared with operating earnings of $8.0 million in 2000. For the first six months of the year, operating earnings decreased $17.5 million to $15.5 million. Operating margins declined 670 basis points to a negative 2.4 percent in the quarter and 460 basis points to 4.2 percent for the year-to-date period. Excluding the acquisition of Omni, operating margins for the quarter were a negative 1.8 percent and for the six-month period were 5.1 percent. In addition to the second quarter normally being the seasonally weaker time of year for the Recreation segment, margin reductions were also significantly influenced by the lower absorption of fixed costs due to temporary plant shutdowns and production rate reductions, severance costs and currency fluctuations.

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

The Company completed the sale of its bicycle and camping businesses in 2000 and the sale of its hunting sports accessories business on April 10, 2001. The losses associated with these transactions were charged against the reserve for discontinued operations. On June 29, 2001, the Company also completed the sale of its North American fishing business. The Company anticipates disposing of the remaining businesses in 2001.

Cash generated from all of the dispositions, including cash proceeds, costs to sell, cash required to fund operations through disposition and related tax benefits realized in connection with the divestitures, is expected to total approximately $275 million. Excluding the impact of the seasonal build in working capital during the first quarter for the cooler business, approximately two-thirds of this benefit has been received through June 30, 2001. The timing of the remaining cash benefit is tied to the completion of the related transactions and the impact on the Company's subsequent net tax payments. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the loss from disposal of discontinued operations and could result in future gains or losses from disposal of discontinued operations. Risks that could influence the outcome include, but are not limited to, the Company's ability to dispose of its remaining discontinued operations within the time, price and manner estimated and its ability to maintain key customers during the divestiture period.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth an analysis of cash flow for the six-month periods ended June 30, 2001 and 2000 (in millions):

                                                                                          SIX MONTHS ENDED JUNE 30
                                                                                   ----------------------------------
                                                                                        2001               2000
                                                                                   ---------------    ---------------
EBITDA*                                                                            $      234.8       $      335.3
Changes in working capital                                                                (81.3)            (104.8)
Interest expense                                                                          (27.7)             (35.2)
Tax payments, net                                                                          30.4              (39.3)
Other                                                                                      (7.1)             (63.1)
                                                                                   ---------------    ---------------
   Cash provided by operating activities of continuing operations                         149.1               92.9
   Cash used for investing activities of continuing operations**                          (22.9)             (88.2)
                                                                                   ---------------    ---------------
   Free cash flow ***                                                              $      126.2       $        4.7
                                                                                   ===============    ===============

   Cash flow from discontinued operations (pretax)                                 $       40.6       $      (23.9)
                                                                                   ===============    ===============



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

Net cash provided by operating activities of continuing operations totaled $149.1 million for the first six months of 2001 compared with $92.9 million in 2000, despite lower earnings generated by the operating units. The $56.2 million increase in net cash provided by operating activities of continuing operations versus the prior year was generated principally from favorable income tax related cash flows, significantly reduced payments for antitrust litigation settlements and a reduced build in working capital measured relative to the prior year.

Cash provided from operating activities included changes in working capital that resulted in a use of cash of $81.3 million in 2001 and $104.8 million in 2000. Excluding acquired inventory balances, inventories decreased $25.3 million in the first half of 2001, compared with an increase in inventories of $76.9 million in the first six months of 2000. Also contributing to the reduced build in working capital, accounts and notes receivable increased less in the first half of 2001, versus the comparable period of 2000, reflecting weaker business conditions. Partially offsetting this favorable inventory and receivables performance was a decline in accounts payable and accrued expenses, both reflecting lower manufacturing activity and weaker business conditions in 2001.

Cash flow from operating activities in 2001 included more favorable income tax related cash flows versus the prior year, as tax benefits associated with the divestitures were realized. Also affecting comparisons was $6.7 million for antitrust litigation settlement payments in the first six months of 2001, versus $47.6 million in the comparable period of the prior year.

During the first six months of 2001, the Company invested $47.0 million in capital expenditures compared with $57.7 million in 2000, reflecting its cost containment efforts of delaying non-essential capital projects. Cash paid for acquisitions, net of cash acquired, totaled $20.1 million in the first six months of 2001, comprised primarily of consideration paid for Princecraft Boats Inc., a manufacturer of deck and pontoon boats. The Company received proceeds of $25.3 million principally from the sale of a training facility and two boat plants in the first six months of 2001, compared with proceeds of $6.7 million in the same period of 2000. During the first six months of the prior year, the Company invested $37.2 million principally in Internet-related businesses and fitness equipment distribution alliances.

Cash and cash equivalents totaled $155.8 million at June 30, 2001, up $30.6 million from $125.2 million at the end of 2000. Total debt at June 30, 2001, decreased $99.2 million to $675.3 million versus $774.5 million at the end of 2000. The decrease in total debt outstanding is due principally to decreases in short-term commercial paper borrowings. Debt-to-capitalization ratios at these dates were 37.2 percent and 42.1 percent, respectively. The Company had $60.0 million in outstanding commercial paper at June 30, 2001, with additional borrowing capacity of $340 million under the Company's $400 million long-term credit agreement with a group of banks. The Company has $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

During the first six months of 2000, the Company repurchased 4.6 million shares of its common stock for $84.7 million in open market transactions under a $100 million repurchase program announced in February 2000. The Company also repurchased additional shares for $0.7 million under a systematic repurchase program in the first half of 2000. No stock repurchases have occurred during 2001.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities and current divestiture activities. Management believes that there are adequate sources of liquidity to meet the Company's short-term and long-term needs.

LEGAL PROCEEDINGS AND CONTINGENCIES

In late June 2001, the United States Court of Appeals for the Federal
Circuit reversed a $5.2 million jury award entered against Life Fitness in 1999 in a lawsuit filed by Precor, a subsidiary of Illinois Tool Works, Inc. The jury in the underlying trial had found that certain Life Fitness treadmills infringed a Precor design patent. The trial judge had also awarded Precor approximately $5 million in attorneys' fees. As a result of the appellate ruling that Life Fitness did not infringe Precor's patent, the $5.2 million jury award was reversed and the award of attorneys' fees was remanded for reconsideration by the trial court. No reserve relating to the resolution of this case has been recorded.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS
No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under a single method -- the purchase method. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead be reviewed annually for impairment. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001, ceases at January 1, 2002. Goodwill on acquisitions completed subsequent to June 30, 2001, should not be amortized, but instead reviewed annually for impairment. The Company is currently assessing SFAS Nos. 141 and 142 and has not yet made a determination of the impact adoption will have on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the effect of the weak economy on demand for marine, fitness and bowling products; competitive pricing pressures; inventory adjustments by major dealers and retailers; the success of the Company's inventory reduction efforts; adverse foreign economic conditions; shifts in currency exchange rates; adverse weather conditions retarding sales of recreation products; the ability to complete environmental remediation efforts at the cost estimated; the success of marketing and cost-management programs; the Company's ability to develop and produce new products; new and competing technologies; imports from Asia and increased competition from Asian competitors; and the ability to dispose of the cooler business within the time, price and manner estimated, and the ability to maintain key customers during the divestiture period. Additional factors are included in the Company's Annual Report on Form 10-K for 2000 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Note 4 to Consolidated Financial Statements in Part I of this Quarterly Report is hereby incorporated by reference.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          None

(b)       Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BRUNSWICK CORPORATION
                                              (Registrant)

August 14, 2001                          By:  /s/ PETER G. LEEMPUTTE
                                              ----------------------
                                              Peter G. Leemputte
                                              Vice President and Controller

*Mr. Leemputte is signing this report both as a duly authorized officer and as the principal accounting officer.