Form 10-Q
period 2001-09-30
BRUNSWICK CORP
filed 2001-11-13
CIK 14930

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                     FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 2001

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

  YES  X        No


AT NOVEMBER 7, 2001, THERE WERE 87,733,720 SHARES OF COMMON STOCK ($0.75 PAR VALUE) OUTSTANDING.

                                        PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                             BRUNSWICK CORPORATION
                                       CONSOLIDATED STATEMENTS OF INCOME
                                      FOR THE PERIODS ENDED SEPTEMBER 30
                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)

                                                                               QUARTER                  NINE MONTHS
                                                                         ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                                      --------------------------  -------------------------
                                                                         2001          2000          2001         2000
                                                                      ------------  ------------  ------------ ------------
NET SALES                                                             $     811.0   $     939.1   $   2,653.0  $   2,935.3
Cost of sales                                                               632.3         668.5       2,020.5      2,077.3
Selling, general and administrative expense                                 154.8         162.9         448.2        488.2
Unusual charge                                                                  -          55.1             -         55.1
                                                                      ------------  ------------  ------------ ------------
    OPERATING EARNINGS                                                       23.9          52.6         184.3        314.7
Interest expense                                                            (12.5)        (17.7)        (40.2)       (52.9)
Other expense                                                                (3.5)         (2.6)         (6.6)        (1.9)
                                                                      ------------  ------------  ------------ ------------
    EARNINGS BEFORE INCOME TAXES                                              7.9          32.3         137.5        259.9
Income tax provision                                                          1.6          14.6          50.2        100.0
                                                                      ------------  ------------  ------------ ------------
    EARNINGS FROM CONTINUING OPERATIONS                                       6.3          17.7          87.3        159.9
Cumulative effect of change in accounting principle, net of tax                 -             -          (2.9)           -
Loss from discontinued operations, net of tax                                   -          (5.4)            -        (68.4)
Loss from disposal of discontinued operations, net of tax                       -        (104.6)            -       (229.6)
                                                                      ------------  ------------  ------------ ------------
    NET EARNINGS (LOSS)                                               $       6.3   $     (92.3)  $      84.4  $    (138.1)
                                                                      ============  ============  ============ ============

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations                                   $      0.07   $      0.20   $      0.99  $      1.80
Cumulative effect of change in accounting principle                             -             -         (0.03)           -
Loss from discontinued operations                                               -         (0.06)            -        (0.77)
Loss from disposal of discontinued operations                                   -         (1.19)            -        (2.58)
                                                                      ------------  ------------  ------------ ------------
    Net earnings (loss)                                               $      0.07   $     (1.05)  $      0.96  $     (1.55)
                                                                      ============  ============  ============ ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations                                   $      0.07   $      0.20   $      0.99  $      1.79
Cumulative effect of change in accounting principle                             -             -         (0.03)           -
Loss from discontinued operations                                               -         (0.06)            -        (0.77)
Loss from disposal of discontinued operations                                   -         (1.19)            -        (2.58)
                                                                      ------------  ------------  ------------ ------------
    Net earnings (loss)                                               $      0.07   $     (1.05)  $      0.96  $     (1.55)
                                                                      ============  ============  ============ ============

AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share                                                     87.9          87.6          87.8         89.0
Diluted earnings per share                                                   88.3          87.6          88.1         89.1

CASH DIVIDENDS DECLARED PER COMMON SHARE                              $     0.125   $     0.125   $     0.375  $     0.375


The notes are an integral part of these consolidated statements.


                                        BRUNSWICK CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 2001, DECEMBER 31, 2000, AND SEPTEMBER 30, 2000
                           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                            (UNAUDITED)


                                                                SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
                                                                   2001              2000              2000
                                                               --------------   ---------------   ---------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost,
    which approximates market                                  $       156.4    $        125.2    $        129.9
  Accounts and notes receivable,
    less allowances of $24.2, $21.2 and $20.9                          407.4             419.9             404.1
  Inventories
    Finished goods                                                     289.1             288.1             262.7
    Work-in-process                                                    144.7             153.6             154.0
    Raw materials                                                       63.9              69.0              75.2
                                                               --------------   ---------------   ---------------
      Net inventories                                                  497.7             510.7             491.9
                                                               --------------   ---------------   ---------------

  Prepaid income taxes                                                 362.7             367.8             386.7
  Prepaid expenses                                                      41.7              48.6              58.3
  Income tax refunds receivable                                            -              57.4                 -
  Net assets of discontinued operations offered for sale               225.2             302.2             453.6
                                                               --------------   ---------------   ---------------
       CURRENT ASSETS                                                1,691.1           1,831.8           1,924.5
                                                               --------------   ---------------   ---------------
PROPERTY
  Land                                                                  68.0              64.6              71.7
  Buildings                                                            417.9             408.6             394.1
  Equipment                                                            985.4             967.7             940.8
                                                               --------------   ---------------   ---------------
      Total land, buildings and equipment                            1,471.3           1,440.9           1,406.6
  Accumulated depreciation                                            (797.9)           (756.8)           (744.4)
                                                               --------------   ---------------   ---------------
      Net land, buildings and equipment                                673.4             684.1             662.2
  Unamortized product tooling costs                                    112.8             119.1             107.7
                                                               --------------   ---------------   ---------------
      NET PROPERTY                                                     786.2             803.2             769.9
                                                               --------------   ---------------   ---------------

OTHER ASSETS
  Goodwill                                                             453.7             391.8             394.9
  Other intangibles                                                    111.8             116.1              75.9
  Investments                                                           64.8              73.0              77.4
  Other long-term assets                                               166.7             180.6             180.2
                                                               --------------   ---------------   ---------------
      OTHER ASSETS                                                     797.0             761.5             728.4
                                                               --------------   ---------------   ---------------

TOTAL ASSETS                                                   $     3,274.3    $      3,396.5    $      3,422.8
                                                               ==============   ===============   ===============


The notes are an integral part of these consolidated statements.


                                        BRUNSWICK CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 30, 2001, DECEMBER 31, 2000, AND SEPTEMBER 30, 2000
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)


                                                                 SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
                                                                    2001              2000               2000
                                                               ----------------  ----------------  ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including
    current maturities of long-term debt                       $          40.1   $         172.7   $           251.5
  Accounts payable                                                       202.2             238.6               226.7
  Accrued expenses                                                       602.0             641.8               647.0
  Accrued income taxes                                                     8.7                 -                23.8
  Reserve for discontinued operations                                    179.3             194.8               271.0
                                                               ----------------  ----------------  ------------------
      CURRENT LIABILITIES                                              1,032.3           1,247.9             1,420.0
                                                               ----------------  ----------------  ------------------

LONG-TERM DEBT
  Notes, mortgages and debentures                                        607.7             601.8               611.3
                                                               ----------------  ----------------  ------------------

DEFERRED ITEMS
  Income taxes                                                           215.6             215.4               136.4
  Postretirement and postemployment benefits                             198.7             196.5               142.7
  Compensation and other                                                  83.3              67.8                72.1
                                                               ----------------  ----------------  ------------------
      DEFERRED ITEMS                                                     497.6             479.7               351.2
                                                               ----------------  ----------------  ------------------

COMMON SHAREHOLDERS' EQUITY
  Common stock; authorized: 200,000,000 shares,
    $0.75 par value; issued: 102,538,000 shares                           76.9              76.9                76.9
  Additional paid-in capital                                             316.0             314.5               314.4
  Retained earnings                                                    1,093.0           1,041.4             1,010.1
  Treasury stock, at cost:
    14,812,000; 15,194,000 and 15,194,000 shares                        (291.1)           (296.4)             (296.4)
  Unamortized ESOP expense and other                                     (29.4)            (41.9)              (42.9)
  Accumulated other comprehensive income (loss)                          (28.7)            (27.4)              (21.8)
                                                               ----------------  ----------------  ------------------
      COMMON SHAREHOLDERS' EQUITY                                      1,136.7           1,067.1             1,040.3
                                                               ----------------  ----------------  ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $       3,274.3   $       3,396.5   $         3,422.8
                                                               ================  ================  ==================


The notes are an integral part of these consolidated statements.




                                              BRUNSWICK CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                  (IN MILLIONS)
                                                   (UNAUDITED)

                                                                                      2001             2000
                                                                                  --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                                          $        84.4    $      (138.1)
     Depreciation and amortization                                                        119.5            109.7
     Changes in noncash current assets and current liabilities                            (30.5)          (142.3)
     Income taxes                                                                          77.1             42.8
     Antitrust litigation settlement payments                                              (6.6)           (49.0)
     Unusual charge                                                                           -             55.1
     Loss from discontinued operations                                                        -            298.0
     Other, net                                                                            14.7            (12.3)
                                                                                  --------------   --------------
        NET CASH PROVIDED BY CONTINUING OPERATIONS                                        258.6            163.9
        NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS                            26.4            (13.3)
                                                                                  --------------   --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                         285.0            150.6
                                                                                  --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                 (71.9)           (92.1)
     Investments                                                                              -            (37.2)
     Acquisitions of businesses, net of debt and cash acquired                            (57.2)               -
     Proceeds on the sale of property, plant and equipment                                 26.5              8.7
     Other, net                                                                            (1.4)               -
                                                                                  --------------   --------------
        NET CASH USED FOR CONTINUING OPERATIONS                                          (104.0)          (120.6)
        NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS                            35.1            (16.6)
                                                                                  --------------   --------------
        NET CASH USED FOR INVESTING ACTIVITIES                                            (68.9)          (137.2)
                                                                                  --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net issuances (repayments) of commercial paper and other
       short-term debt                                                                   (151.4)           141.6
     Payments of long-term debt including current maturities                              (10.5)            (8.9)
     Cash dividends paid                                                                  (32.8)           (33.3)
     Stock repurchases                                                                        -            (86.4)
     Stock options exercised                                                                9.8              2.7
                                                                                  --------------   --------------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                             (184.9)            15.7
                                                                                  --------------   --------------
Net increase in cash and cash equivalents                                                  31.2             29.1
Cash and cash equivalents at January 1                                                    125.2            100.8
                                                                                  --------------   --------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                         $       156.4    $       129.9
                                                                                  ==============   ==============

The notes are an integral part of these consolidated statements.


                              BRUNSWICK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 30, 2001, DECEMBER 31, 2000, AND SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K (the 2000 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended September 30, 2001 and 2000. The interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

DERIVATIVES. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their
fair values.   As a result of the adoption of this standard, in the first quarter of 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pretax) as a cumulative effect of a change in accounting principle, primarily resulting from the recording of interest rate swaps.

The Company engages in business activities involving both financial and market risks, including, but not limited to, changes in foreign currency exchange rates, interest rates and commodity prices. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The Company's risk management objectives are described in Notes 1 and 8 of the 2000 Form 10-K. The effects of derivative and financial instruments are not expected to be material to the Company's results of operations.

Cash Flow Hedges - Certain derivative instruments held at September 30, 2001, qualify as cash flow hedges under the requirements of SFAS Nos. 133/138. The Company executes forward contracts and options, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of certain raw materials, to manage exposure related to risk from price changes.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in accumulated other comprehensive income, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is recorded directly in other income (expense). The ineffective portion of derivative transactions, including the premium or discount on option contracts, was not material to the results of operations for the quarter and nine-months ended September 30, 2001.

The following activity related to cash flow hedges for the quarter and nine-month periods ended September 30, 2001, was recorded in accumulated other comprehensive income (in millions):

                                                                   NET CHANGE IN ACCUMULATED UNREALIZED
                                                                         DERIVATIVE GAINS (LOSSES)
                                                              QUARTER ENDED                   NINE MONTHS ENDED
                                                      ------------------------------    ------------------------------
                                                         PRETAX          AFTER TAX          PRETAX          AFTER TAX
                                                      ------------     -------------    --------------    ------------

Net transition gain                                   $      -         $       -        $     1.6         $      1.0
Net change associated with current period hedging
   activity                                                 (4.1)             (2.5)          (1.4)              (0.9)
Net amount reclassified into earnings                       (0.4)             (0.2)          (2.0)              (1.2)
                                                      ------------     -------------    --------------    ------------
Net accumulated unrealized derivative losses          $     (4.5)      $      (2.7)     $    (1.8)        $     (1.1)
                                                      ============     =============    ==============    ============

The Company estimates that $0.6 million of after-tax net derivative losses deferred in accumulated other comprehensive income will be realized in earnings over the next 12 months. Approximately $0.9 million of the original net transition gain is expected to be realized in 2001, with approximately $0.5 million recognized in earnings to date. At September 30, 2001, the term of derivative instruments hedging forecasted transactions ranges from one to twenty-seven months.

Fair Value Hedges - In August 2001, the Company entered into two interest rate swaps, which qualify as fair value hedges under the requirements of SFAS Nos. 133/138. The interest rate swaps were executed to mitigate the risk of changes in the fair value of the Company's debt, which was attributable to changes in the benchmark interest rate.

A fair value hedge requires that the change in the fair value of the interest rate swaps and the corresponding change in fair value of the Company's fixed-rate, long-term debt be recorded through earnings, with any difference reflecting the ineffectiveness of the hedge. Any ineffective portion of a derivative instrument's change in fair value is recorded directly in other income (expense). There was no hedge ineffectiveness for the quarter and nine months ended September 30, 2001.

NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under a single method -- the purchase method. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead be reviewed annually for impairment. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001, ceases at January 1, 2002. Goodwill on acquisitions completed subsequent to June 30, 2001, should not be amortized, but instead reviewed annually for impairment. The Company is currently assessing SFAS Nos. 141 and 142 and has not yet made a determination of the impact that adoption will have on the consolidated financial statements.

NOTE 2 - EARNINGS PER COMMON SHARE

There is no difference in the net earnings used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is the amount of potential shares of common stock relating to employee stock options. The average number of potential shares of common stock was 0.4 million and 0.3 million for the quarter and nine-month periods ended September 30, 2001, respectively. For the prior year, the average number of potential shares of common stock was less than 0.1 million for the quarter ended September 30, 2000, and 0.1 million for the nine-month period ended September 30, 2000.

NOTE 3 - DEBT

There was no commercial paper outstanding at September 30, 2001, compared with $152.0 million at December 31, 2000. The weighted-average interest rates for commercial paper borrowings were 3.89 percent and 6.78 percent for the quarters ended September 30, 2001 and 2000, respectively, and 5.00 percent and 6.49 percent for the nine-month periods ended September 30, 2001 and 2000, respectively.

NOTE 4 - LEGAL AND ENVIRONMENTAL

In June 2001, the United States Court of Appeals for the Federal Circuit reversed a design patent infringement judgment that had been entered against the Company's Life Fitness Division in favor of Precor, a subsidiary of Illinois Tool Works, Inc. As a result of the appellate ruling that Life Fitness did not infringe Precor's patent, a $5.2 million jury award was reversed and an award of $5 million in attorneys' fees was remanded for reconsideration by the trial court. The issues have been briefed on remand; the trial judge has not yet ruled. No reserve relating to the resolution of this case has been recorded.

On September 6, 2001, the Federal Trade Commission (FTC) informed the Company that it had closed an investigation concerning the Company's bidding for certain assets of Outboard Marine Corporation (OMC) as a part of OMC's bankruptcy. On October 5, 2001, the FTC also informed the Company that it had closed another separate investigation commenced in 1997 concerning certain of the Company's marketing practices related to the sale of sterndrive marine engines to boat builders and dealers.

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

NOTE 5 - SEGMENT DATA

The following table sets forth net sales and operating earnings of each of the Company's reportable segments for the quarter and nine-month periods ended September 30, 2001 and 2000 (in millions):

                                                                 QUARTER ENDED SEPTEMBER 30
                                       --------------------------------------------------------------------------------
                                                        2001                                       2000
                                       --------------------------------------       -----------------------------------
                                             NET                OPERATING                NET               OPERATING
                                            SALES               EARNINGS                SALES              EARNINGS
                                       ----------------       ---------------       --------------       --------------

Marine Engine                          $      380.7           $      36.7           $     434.9          $      75.2
Boat                                          304.1                   1.1                 396.0                 33.1
Marine eliminations                           (47.9)                  -                   (70.4)                 -
                                       ----------------       ---------------       --------------       --------------
  Total Marine                                636.9                  37.8                 760.5                108.3
Recreation                                    174.1                  (3.5)                178.6                 11.1
Corporate/Other                                 -                   (10.4)                  -                  (11.7)
                                       ----------------       ---------------       --------------       --------------
Total                                  $      811.0                  23.9           $     939.1                107.7
                                       ================                             ==============
Unusual charge (a)                                                    -                                        (55.1)
                                                              ---------------                            --------------
Total continuing operations                                   $      23.9                                $      52.6
                                                              ===============                            ==============



                                                               NINE MONTHS ENDED SEPTEMBER 30
                                       --------------------------------------------------------------------------------
                                                        2001                                       2000
                                       --------------------------------------       -----------------------------------
                                             NET                OPERATING                NET               OPERATING
                                            SALES               EARNINGS                SALES              EARNINGS
                                       ----------------       ---------------       --------------       --------------

Marine Engine                          $    1,269.5           $     165.1           $   1,391.3          $     240.3
Boat                                        1,010.6                  34.7               1,223.8                118.1
Marine eliminations                          (168.0)                  -                  (233.8)                 -
                                       ----------------       ---------------       --------------       --------------
  Total Marine                              2,112.1                 199.8               2,381.3                358.4
Recreation                                    540.9                  12.0                 554.0                 44.1
Corporate/Other                                 -                   (27.5)                  -                  (32.7)
                                       ----------------       ---------------       --------------       --------------
Total                                  $    2,653.0                 184.3           $   2,935.3                369.8
                                       ================                             ==============
Unusual charge (a)                                                    -                                        (55.1)
                                                              ---------------                            --------------
Total continuing operations                                   $     184.3                                $     314.7
                                                              ===============                            ==============

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

Results from discontinued operations for the quarter and nine-month periods ended September 30, 2001 and 2000, were as follows (in millions):


                                                                QUARTER ENDED                   NINE MONTHS ENDED
                                                                 SEPTEMBER 30                      SEPTEMBER 30
                                                         -----------------------------    -------------------------------
                                                             2001             2000            2001              2000
                                                         ------------    -------------    ------------     --------------

Net sales                                                $      47.4     $   154.3        $    298.9       $    583.1
                                                         ============    =============    ============     ==============
Pretax loss:
Loss from discontinued operations                        $       -       $    (8.7)       $      -         $   (104.6)
Loss from disposal of discontinued operations                    -          (116.3)              -             (305.3)
                                                         ------------    -------------    ------------     --------------
Pretax loss                                              $       -       $  (125.0)       $      -         $   (409.9)
                                                         ============    =============    ============     ==============

The Company completed the sale of its bicycle and camping businesses in 2000, the sale of its hunting sports accessories business on April 10, 2001 and the sale of its North American fishing business on June 29, 2001. The sale of these businesses principally accounted for the decrease in net sales compared with the third quarter and first nine months of the prior year. The net losses associated with these sales transactions were charged against the reserve for discontinued operations established in 2000.

The loss from businesses identified as discontinued operations in the third quarter of 2000, $8.7 million pretax and $5.4 million after tax, include the results of operations from the businesses to be disposed.

The loss from disposal of discontinued operations in the third quarter of 2000 totaled $116.3 million pretax and $104.6 million after tax and totaled $305.3 million pretax and $229.6 million after tax for the year-to-date periods. The losses associated with the disposition of these businesses were based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses from the date the decision was made to dispose of the businesses through the disposition date.

The net assets of the remaining businesses have been segregated as net assets of discontinued operations offered for sale. Net assets of discontinued operations offered for sale at September 30, 2001, of $225.2 million, consisted of current assets and liabilities, net property, plant and equipment and other assets, including goodwill. The reserve for discontinued operations at September 30, 2001, was $179.3 million.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes cumulative foreign currency translation adjustments, unrealized gains and losses on investments and derivatives, and minimum pension liability adjustments, all net of tax. Comprehensive income (loss) for the quarter and nine-month periods ended September 30, 2001 and 2000, was as follows (in millions):

                                                            QUARTER ENDED                     NINE MONTHS ENDED
                                                             SEPTEMBER 30                       SEPTEMBER 30
                                                    -------------------------------     --------------------------------
                                                         2001             2000               2001               2000
                                                    -------------    --------------     --------------     -------------

Net earnings (loss)                                 $       6.3      $     (92.3)       $       84.4       $    (138.1)
Other comprehensive income (loss):
  Foreign currency cumulative translation
    adjustment                                              1.1             (3.0)               (2.1)             (9.3)
  Net change in unrealized gains (losses) on
    investments                                            (2.1)            (0.3)                1.9              (3.3)
  Net change in accumulated unrealized
    derivative losses                                      (2.7)             -                  (1.1)              -
                                                    -------------    --------------     --------------     -------------
     Total other comprehensive income (loss)               (3.7)            (3.3)               (1.3)            (12.6)
                                                    -------------    --------------     --------------     -------------
Comprehensive income (loss)                         $       2.6      $     (95.6)       $       83.1       $    (150.7)
                                                    =============    ==============     ==============     =============



NOTE 8 - ACQUISITIONS

Cash paid for acquisitions, net of debt and cash acquired, totaled $57.2 million in the first nine months of 2001, comprised primarily of consideration paid for Princecraft Boats Inc. (Princecraft), a manufacturer of fishing, deck and pontoon boats, and Performance Motor Yachts Limited (Sealine), a leading manufacturer of luxury sports cruisers and motor yachts. The Company acquired Princecraft on March 7, 2001, and its results are included in the Boat segment post-acquisition. The acquisition of Princecraft has been accounted for as a purchase. The Company acquired assets including inventory, net property, plant and equipment and a trademark, the valuation of which is subject to final purchase accounting adjustments. The Company acquired the stock of Sealine on July 3, 2001, for total consideration of approximately $68 million. Sealine's results are included in the Boat segment since the date of acquisition. The acquisition was funded through approximately $38 million in cash, the assumption of debt and the issuance of notes to certain sellers. The Company has applied SFAS No. 141 in connection with this business combination. The fair value of the net assets acquired is subject to final purchase accounting adjustments.

In addition, the Company also acquired the remaining interest in Omni Fitness Equipment, Inc. (Omni), a domestic retailer of fitness equipment, effective February 28, 2001. Omni's results are included in the Recreation segment, and the acquisition has been accounted for as a purchase. The Company acquired the remaining interest in satisfaction of a note with the previous owner. The Company had previously accounted for its interest in Omni under the equity method of accounting. The fair value of the net assets acquired is subject to final purchase accounting adjustments.

The Company also acquired some other small businesses included in the Recreation segment.

None of the above noted acquisitions are considered material, either individually or in the aggregate, to the results of operations or financial position of the Company.

NOTE 9 - SUBSEQUENT EVENTS

On October 10, 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission authorizing the issuance of up to $600 million of debt and/or equity securities, including $150 million remaining under a previous shelf registration. The net proceeds from any sale of securities under the registration statement would be used for general corporate purposes, including the repayment of debt, expansion of existing businesses and investments in other business opportunities.

On October 23, 2001, the Company completed the sale of its cooler business.

On October 24, 2001, the Company entered into an agreement to acquire Hatteras Yachts, Inc., a manufacturer of luxury sportsfishing convertibles and motor yachts in the 50-foot to 100-foot range, for approximately $80 million in cash. The agreement contains provisions for an additional payment of up to $20 million based on Hatteras achieving certain financial growth targets over the subsequent 20-month period. The purchase price allocation will be completed following the finalization of the acquisition and appraisal of the acquired assets. The acquisition is expected to be completed by November 30, 2001, and is subject to governmental approval and other customary closing conditions.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

The Company's operating results for 2001 include the operating results of Omni Fitness Equipment, Inc. (Omni), a domestic retailer of fitness equipment; Princecraft Boats Inc. (Princecraft), a manufacturer of fishing, deck and pontoon boats; and Performance Motor Yachts Limited (Sealine), a manufacturer of luxury sports cruisers and motor yachts from the acquisition dates of February 28, 2001, March 7, 2001 and July 3, 2001, respectively.

CONSOLIDATED

The following table sets forth certain amounts, ratios and relationships calculated from the consolidated statements of income for the quarter and nine-month periods ended September 30, 2001 and 2000 (in millions, except per share data):

                                                            QUARTER ENDED                     NINE MONTHS ENDED
                                                             SEPTEMBER 30                       SEPTEMBER 30
                                                    -------------------------------   --------------------------------
                                                         2001             2000              2001              2000
                                                    -------------    --------------   --------------     -------------

Net sales                                           $     811.0      $     939.1      $    2,653.0       $   2,935.3
Operating earnings                                         23.9             52.6             184.3             314.7
Earnings from continuing operations                         6.3             17.7              87.3             159.9
Cumulative effect of change in accounting
   principle, net of tax                                    -                -                (2.9)              -
Loss from discontinued operations, net of tax
                                                            -               (5.4)              -               (68.4)
Loss from disposal of discontinued operations,
   net of tax                                               -             (104.6)              -              (229.6)
                                                    --------------   --------------   ----------------   --------------
Net earnings (loss)                                 $       6.3      $     (92.3)     $       84.4       $    (138.1)
                                                    ==============   ==============   ================   ==============
Diluted earnings per share from continuing
   operations                                       $       0.07     $        0.20    $        0.99      $        1.79
Cumulative effect per share of change in
  accounting principle                                      -                -                (0.03)             -
Loss per share from discontinued operations
                                                            -               (0.06)             -                (0.77)
Loss per share from disposal of discontinued
  operations                                                -               (1.19)             -                (2.58)
                                                    --------------   --------------   ----------------   --------------
Diluted earnings (loss) per share                   $       0.07     $      (1.05)    $       0.96       $      (1.55)
                                                    ==============   ==============   ================   ==============

Expressed as a percentage of net sales:
Gross margin                                               22.0%            28.8%             23.8%             29.2%
Selling, general and administrative expense                19.1%            17.3%             16.9%             16.6%
Operating margin                                            2.9%             5.6%              6.9%             10.7%


The amounts in the above table include an unusual charge to operating earnings of $55.1 million pretax ($40.0 million after tax), or $0.46 per diluted share, to increase environmental reserves related to a cleanup of contamination from a closed manufacturing facility and to account for the write-down of investments in certain Internet-related businesses recorded in the third quarter of 2000.

The Company reported net sales of $811.0 million in the third quarter of 2001, down 13.6 percent or $128.1 million from the third quarter of 2000. For the first nine months of 2001, sales decreased 9.6 percent to

$2,653.0 million. Excluding acquisitions, sales declined 16.5 percent and 11.9 percent for the quarter and year-to-date period, respectively. The sales decline in both the quarter and nine-month period was experienced across all three reportable segments, but was mainly attributable to lower sales in the Boat and Marine Engine segments. Weakening market conditions continued to negatively affect domestic marine sales, particularly small boats and engines. Recreation segment sales benefited from growth in the fitness equipment business internationally, but lower sales of consumer and commercial fitness equipment in the United States, as well as reduced sales of bowling capital equipment and products more than offset the gain.

The gross margin percentage of 22.0 percent for the quarter ended September 30, 2001, decreased 680 basis points from 28.8 percent in 2000, and the year-to-date comparisons reflected a decrease of 540 basis points to 23.8 percent in 2001. Lower production rates, plant closures and extended shutdowns principally accounted for the decline in gross margins for both the quarter and year-to-date period. Production rates were cut to bring production in line with demand and reduce the Company's inventory levels. Gross margins also declined as a result of a shift in sales mix in the marine businesses.

Selling, general and administrative (SG&A) expenses, as a percentage of net sales, increased 180 basis points for the quarter-over-quarter comparisons, and increased 30 basis points to 16.9 percent for the year-to-date period versus the prior year. Excluding acquisitions, SG&A expenses as a percentage of net sales were 18.5 percent and 16.5 percent for the quarter and nine-month period ended September 30, 2001, respectively, compared with 17.3 percent and 16.6 percent for the comparable periods of the prior year. Although SG&A expenses as a percentage of sales increased, SG&A expenses decreased $8.1 million in the third quarter of 2001 compared to the third quarter of 2000 and decreased $40.0 million for the year-to-date period versus prior year. This decrease in both the quarter and year-to-date periods was a direct result of cost containment efforts such as workforce reductions, hiring and wage freezes, discretionary spending controls, and reductions in performance based compensation. Also included are gains recognized on the sale of a testing facility and two boat plants. These decreases were partially offset by SG&A costs of acquired businesses.

Operating earnings for the quarter ended September 30, 2001, totaled $23.9 million compared with $52.6 million in 2000. Year-to-date operating earnings in 2001 were $184.3 million, a 41.4 percent decline from $314.7 million in 2000. Operating margins fell 270 basis points to 2.9 percent in the current quarter versus 5.6 percent a year ago. Operating margins in the first nine months of 2001 decreased 380 basis points to 6.9 percent from 10.7 percent in 2000. The decline in operating earnings in the quarter and year-to-date periods ended September 30, 2001 compared to the same periods in 2000 was primarily attributable to the impact of reduced product sales and the aforementioned gross margin decline, partly offset by lower SG&A expenses.

Interest expense of $12.5 million in the third quarter of 2001 decreased $5.2 million, or 29.4 percent, compared with the third quarter of 2000. Year-to-date interest expense totaled $40.2 million in 2001, which was a decline of $12.7 million from the same period in 2000. The decrease for both the quarter and year-to-date period was principally due to a decline in the average outstanding debt. The commercial paper balance outstanding at December 31, 2000, of $152 million was paid in full as of September 30, 2001. In addition, the weighted-average interest rates for commercial borrowings decreased in both the quarter and year-to-date periods ended September 30, 2001.

Other expense totaled $3.5 million in the current quarter versus $2.6 million in the third quarter of last year. For the year-to-date period, other expense totaled $6.6 million in 2001 compared with $1.9 million in 2000. Operating income of joint venture investments adversely affected the comparisons between the quarters. Unfavorable currency adjustments adversely affected the year-to-date periods.

The Company's effective tax rate was 20.3 percent in the third quarter of 2001, compared with 45.2 percent in the third quarter of 2000. Excluding the aforementioned unusual charge, the effective tax rate was 34.0 percent in the third quarter of 2000. The effective tax rate for the third quarter of 2001 reflects the

Company's revised estimated effective tax rate for the year. For the nine-month periods ended September 30, 2001 and 2000, the effective tax rate was 36.5 percent and 38.5 percent, respectively. Excluding the aforementioned unusual charge, the effective tax rate for the nine-month period ended September 30, 2000 was 36.5 percent.

Earnings from continuing operations were $6.3 million for the quarter ended September 30, 2001, compared with $17.7 million in the third quarter of the prior year. Earnings from continuing operations for the nine months ended September 30, 2001, decreased to $87.3 million from $159.9 million in 2000.

Net earnings for the quarter ended September 30, 2001, were $6.3 million versus a net loss of $92.3 million in the year-earlier quarter. The prior-year quarterly results were reduced by the $110.0 million after-tax charge for losses from discontinued operations and the anticipated losses on the disposition of the discontinued operations. Net earnings for the nine months ended September 30, 2001, were $84.4 million compared with a net loss of $138.1 million in the prior year. Prior-year net earnings were also affected by charges for losses associated with discontinued operations that totaled $298.0 million. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards
(SFAS) Nos. 133/138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The non-cash cumulative effect of adopting the new accounting standards included in 2001 results was a $2.9 million after-tax loss, or $0.03 per diluted share.

Average common shares outstanding used to calculate diluted earnings per share for the third quarter increased to 88.3 million in 2001 from 87.6 million in the prior year, but in the nine-month period, decreased by 1.0 million shares to
88.1 million in 2001 from 89.1 million in 2000. The 0.7 million increase in average common shares outstanding for the quarter was principally due to an increase in common stock equivalents resulting from a higher average stock price for the quarter, while the 1.0 million decrease for the year-to-date period reflects the effects of stock repurchased during 2000.

Effects of Marine Market Conditions - The Company is experiencing a reduction in domestic demand for marine products. In the first nine months of 2001, the Company took actions to stimulate retail demand, as well as reduce inventories by decreasing production levels. Company inventory levels dropped by $71.3 million, or 12.5 percent, since the first quarter. The Company has taken and will continue to take additional actions, as necessary, to keep inventories at desirable levels. The net effect of these actions, along with the reduction in demand, will have an adverse impact on the Company's results for the remainder of 2001, when compared with the results of the prior year.

MARINE ENGINE SEGMENT

The following table sets forth Marine Engine segment results for the quarter and nine-month periods ended September 30, 2001 and 2000 (in millions):

                                                      QUARTER ENDED                         NINE MONTHS ENDED
                                                       SEPTEMBER 30                            SEPTEMBER 30
                                            -----------------------------------     -----------------------------------
                                                 2001                2000               2001                2000
                                            ----------------    ---------------     --------------    -----------------

Net sales                                   $     380.7         $     434.9         $   1,269.5       $   1,391.3
Operating earnings                                 36.7                75.2               165.1             240.3
Operating margin                                    9.6%               17.3%               13.0%             17.3%
Capital expenditures                        $       8.2         $      15.1         $      28.2       $      38.6

Marine Engine segment sales declined 12.5 percent to $380.7 million in the third quarter of 2001 compared with the third quarter of 2000, and year-to-date sales decreased $121.8 million, or 8.8 percent, to $1,269.5 million versus the same period of the prior year. Weak domestic market conditions, especially for small boats, continued to adversely affect Marine Engine segment revenues, as domestic sales of sterndrive engines and outboard engines declined in the third quarter of 2001 compared with the third quarter in 2000. On-going efforts by dealers and boat builders to reduce inventory levels also contributed to the decline in sales. International sales were up 9.6 percent in the quarter, despite adverse currency fluctuations, reflecting more favorable economic conditions than the domestic market and increased market share, due in part to the bankruptcy of a competitor. The factors explaining the quarterly results were essentially the same drivers as the year-to-date comparisons.

Operating earnings for the segment decreased to $36.7 million in the third quarter of 2001, from $75.2 million a year ago, and operating margins declined to 9.6 percent in 2001 versus 17.3 percent in the third quarter of last year. For the first nine months of 2001, operating earnings decreased to $165.1 million from $240.3 million, and operating margins fell 430 basis points to 13.0 percent. Lower absorption of fixed costs from reduced production rates and extended plant shutdowns primarily accounted for the decline in operating margins for both the quarter and year-to-date periods ended September 30, 2001 compared to the same periods in 2000. Production rates were reduced across the board in the segment, but most significantly for sterndrive engines at approximately 34 percent, compared with the third quarter of the prior year. An unfavorable shift in product mix from higher-margin sterndrive engines to lower-margin outboard engines and international products also accounted for some of the margin pressure. A portion of the decline in operating margins was offset through cost containment efforts and a reduction in salaried headcount.

BOAT SEGMENT

The following table sets forth Boat segment results for the quarter and nine-month periods ended September 30, 2001 and 2000 (in millions):


                                                      QUARTER ENDED                         NINE MONTHS ENDED
                                                       SEPTEMBER 30                            SEPTEMBER 30
                                            -----------------------------------     ---------------------------------
                                                 2001                2000               2001               2000
                                            ----------------    ---------------     --------------    ---------------

Net sales                                   $     304.1         $     396.0         $   1,010.6       $   1,223.8
Operating earnings                                  1.1                33.1                34.7             118.1
Operating margin                                    0.4%                8.4%                3.4%              9.7%
Capital expenditures                        $       7.3         $      12.4         $      21.0       $      33.6

The Boat segment reported net sales of $304.1 million in the third quarter of 2001, a 23.2 percent decrease from the year-earlier quarter. In the year-to-date period, sales declined 17.4 percent to $1,010.6 million versus the comparable period of the prior year. Excluding the acquisition of Princecraft and Sealine, quarterly and year-to-date sales declined 26.0 percent and 19.6 percent, respectively. The continued weak demand for small boats was a leading cause for the decline in both periods, although demand for larger boats also weakened significantly in the third quarter.

Boat segment operating earnings totaled $1.1 million in the third quarter of 2001, declining $32.0 million from the same period of 2000, and operating margins decreased to 0.4 percent. Operating earnings of $34.7 million for the nine-month period ended September 30, 2001, declined $83.4 million compared with $118.1 million in 2000. Operating margins also declined, falling 630 basis points to 3.4 percent for the first nine months of the year. The decline in operating margins for both the quarter and year-to-date periods ended September 30, 2001 compared to the same periods in 2000 was primarily attributable to the reduced absorption of fixed costs due to production rate reductions and temporary shutdowns at the boat plants. The costs associated with the plant closures and an unfavorable shift in product mix towards smaller boats, which carry a lower gross margin, also contributed to the decline in operating margins. A portion of the decline was offset through efforts to enhance operating effectiveness, as well as reduce costs and decrease headcount.

RECREATION SEGMENT

The following table sets forth Recreation segment results for the quarter and nine-month periods ended September 30, 2001 and 2000 (in millions):

                                                        QUARTER ENDED                        NINE MONTHS ENDED
                                                         SEPTEMBER 30                           SEPTEMBER 30
                                              -----------------------------------    ---------------------------------
                                                   2001               2000               2001               2000
                                              ---------------    ----------------    --------------     --------------

Net sales                                     $     174.1        $     178.6         $     540.9        $     554.0
Operating earnings (loss)                            (3.5)              11.1                12.0               44.1
Operating margin                                     (2.0)%              6.2%                2.2%               8.0%
Capital expenditures                          $       9.2        $       5.3         $      21.6        $      17.6

In the third quarter of 2001, the Recreation segment recorded sales of $174.1 million, which was a 2.5 percent decline compared with $178.6 million in the third quarter of 2000. In the year-to-date period, sales declined 2.4 percent to $540.9 million from the prior year. Excluding the acquisition of Omni, sales declined 10.8 percent and 9.4 percent for the quarter and year-to-date periods, respectively. Sales of fitness equipment were essentially flat in the third quarter of 2001 compared to the third quarter of 2000. Sales gains continued in the international fitness markets, but were offset by reduced consumer product sales, as well as lower domestic sales of commercial products, as health club chains delayed expansion and upgrade projects. Retail bowling center results were consistent with the prior year even with a minor reduction in the number of centers, while sales on an equivalent center basis were up slightly. Bowling equipment sales, including capital equipment, balls, supplies and other accessories, declined due to a continued reduction in demand as bowling center proprietors deferred investments in new lane packages and upgrades of existing facilities. Sales of bowling equipment were also down as a result of supply chain efforts to reduce wholesale inventories and weakness in the domestic and international markets. The factors explaining the quarterly results were essentially the same drivers of the year-to-date comparisons.

In the third quarter of 2001, the Recreation segment reported an operating loss of $3.5 million compared with operating earnings of $11.1 million in 2000. For the first nine months of the year, operating earnings decreased $32.1 million to $12.0 million. Operating margins declined 580 basis points to 2.2 percent for the year-to-date period. The Recreation segment operating margin reductions for both the quarter and year-to-date periods ended September 30, 2001 compared to the same periods in 2000 primarily reflect the lower absorption of fixed costs due to temporary plant shutdowns and production rate reductions.

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

The Company completed the sale of its bicycle and camping businesses in 2000, the sale of its hunting sports accessories business on April 10, 2001 and the sale of its North American fishing business on June 29, 2001. The losses associated with these transactions were charged against the reserve for discontinued operations. In addition, the Company sold its cooler business on October 23, 2001.

Net cash received from all of the completed dispositions and anticipated cash from the sale of remaining discontinued businesses is expected to total approximately $275 million. Approximately two-thirds of this benefit has been received through September 30, 2001. The timing of the remaining cash benefit is tied to the completion of the related transactions and the impact on the Company's subsequent net tax payments. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the loss from disposal of discontinued operations and could result in future gains or losses from disposal of discontinued operations. Risks that could influence the outcome include, but are not limited to, the Company's ability to dispose of its remaining discontinued operations within the time, price and manner estimated and its ability to maintain key customers during the divestiture period.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth an analysis of cash flow for the nine-month periods ended September 30, 2001 and 2000 (in millions):

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                   ----------------------------------
                                                                                        2001               2000
                                                                                   ---------------    ---------------

EBITDA*                                                                            $      297.2       $      477.6
Changes in working capital                                                                (30.5)            (142.3)
Interest expense                                                                          (40.2)             (52.9)
Tax refunds (payments), net                                                                28.7              (57.3)
Other                                                                                       3.4              (61.2)
                                                                                   ---------------    ---------------
    Cash provided by operating activities of continuing operations                        258.6              163.9
    Cash used for investing activities of continuing operations**                         (46.8)            (120.6)
                                                                                   ---------------    ---------------
    Free cash flow ***                                                             $      211.8       $       43.3
                                                                                   ===============    ===============

    Cash flow provided by (used for) discontinued operations (pretax)              $       61.5       $      (29.9)
                                                                                   ===============    ===============




    *EBITDA is defined as net earnings (adjusted for the effect of the change in an accounting principle, unusual charges and discontinued operations, as previously described), before interest, taxes, depreciation and amortization. EBITDA is presented to assist in the analysis of cash from operations. It is not intended, however, as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles.
   **Comprised principally of capital expenditures and excludes acquisition and disposition activities.
  ***Free cash flow is defined as cash flow from operating and investing activities of continuing operations, excluding business acquisition, business disposition and financing activities.

The Company's major sources of funds for investments and dividend payments are cash generated from operating activities, available cash balances and selected borrowings.

Net cash provided by operating activities of continuing operations totaled $258.6 million for the first nine months of 2001, compared with $163.9 million in 2000, despite lower earnings generated by the operating units. Favorable cash flows from income taxes resulting from the realization of tax benefits associated with the divestitures and a reduced build in working capital from prior year contributed to the $94.7 million increase in net cash provided by operating activities of continuing operations. In addition, antitrust litigation settlement payments were significantly reduced to $6.6 million in the first nine months of 2001 from $49.0 million in the comparable period of the prior year.

Cash provided from operating activities included changes in working capital that resulted in a use of cash of $30.5 million in 2001 and $142.3 million in 2000. Inventory, excluding acquired inventory balances, decreased $52.9 million during the first nine months of 2001 compared with an increase of $85.5 million in the same period in 2000. Accounts and notes receivable also decreased in the first nine months of 2001 versus an increase in the first nine months of 2000. The favorable performance of inventory and accounts receivable was partially offset by a decline in accounts payable and accrued expenses. These decreases were a result of lower manufacturing activity and weaker business conditions in 2001.

During the first nine months of 2001, the Company invested $71.9 million in capital expenditures compared with $92.1 million in 2000. This decrease is the result of the Company's cost containment efforts and decision to delay non-essential capital projects. Cash paid for acquisitions, net of debt and cash acquired, totaled $57.2 million in the first nine months of 2001, comprised primarily of consideration paid for Sealine, a leading manufacturer of luxury sports cruisers and motor yachts and Princecraft, a manufacturer of deck and pontoon boats. The Company received proceeds of $26.5 million principally from the sale of a training facility and two boat plants in the first nine months of 2001, compared with proceeds of $8.7 million in the same period of 2000. During the first nine months of the prior year, the Company invested $37.2 million principally in Internet-related businesses and fitness equipment distribution alliances.

Cash and cash equivalents totaled $156.4 million at September 30, 2001, up $31.2 million from $125.2 million at the end of 2000. Total debt at September 30, 2001, decreased $126.7 million to $647.8 million versus $774.5 million at the end of 2000. The decrease in total debt outstanding is due principally to decreases in short-term commercial paper borrowings. Debt-to-capitalization ratios at these dates were 36.3 percent and 42.1 percent, respectively. The Company has a $400 million long-term credit agreement with a group of banks that serves as support for commercial paper borrowings. There were no borrowings under the credit agreement at September 30, 2001. At September 30, 2001, the Company had $150 million available under a universal shelf registration filed in 1996 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. On October 10, 2001, the Company increased the amount available for the issuance of debt and/or equity securities from $150 million to $600 million under the shelf registration filed with the Securities and Exchange Commission.

During the first nine months of 2000, the Company repurchased 4.6 million shares of its common stock for $84.7 million in open market transactions under a $100 million repurchase program announced in February 2000. The Company also repurchased 0.1 million additional shares for $1.6 million under a systematic repurchase program in the first nine months of 2000. No stock repurchases have occurred during 2001.

The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities and current divestiture activities. Management believes that there are adequate sources of liquidity to meet the Company's short-term and long-term needs.

LEGAL PROCEEDINGS AND CONTINGENCIES

In June 2001, the United States Court of Appeals for the Federal Circuit reversed a design patent infringement judgment that had been entered against the Company's Life Fitness Division in favor of Precor, a subsidiary of Illinois Tool Works, Inc. As a result of the appellate ruling that Life Fitness did not infringe Precor's patent, a $5.2 million jury award was reversed and an award of $5 million in attorneys' fees was remanded for reconsideration by the trial court. The issues have been briefed on remand; the trial judge has not yet ruled. No reserve relating to the resolution of this case has been recorded.

On September 6, 2001, the Federal Trade Commission (FTC) informed the Company that it had closed an investigation concerning the Company's bidding for certain assets of Outboard Marine Corporation (OMC) as a part of OMC's bankruptcy. On October 5, 2001, the FTC also informed the Company that it had closed another separate investigation commenced in 1997 concerning certain of the Company's marketing practices related to the sale of sterndrive marine engines to boat builders and dealers.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the effect of an eroding economy on consumer confidence and thus the demand for marine, fitness and bowling equipment and products; competitive pricing pressures; inventory adjustments by major dealers and retailers; the success of the Company's inventory reduction efforts; adverse foreign economic conditions; shifts in currency exchange rates; adverse weather conditions retarding sales of recreation products; the ability to complete environmental remediation efforts at the cost estimated; the success of marketing and cost-management programs; the Company's ability to develop and produce new products; new and competing technologies; and imports from Asia and increased competition from Asian competitors. Additional factors are included in the Company's Annual Report on Form 10-K for 2000 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

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

                                            BRUNSWICK CORPORATION
                                                 (Registrant)

November 13, 2001                           By:  /s/ PETER G. LEEMPUTTE
                                                 ----------------------
                                            Peter G. Leemputte
                                            Vice President and Controller

*Mr. Leemputte is signing this report both as a duly authorized officer and as the principal accounting officer.