Form 10-K405
period 2001-12-31
BRUNSWICK CORP
filed 2002-03-08
CIK 14930

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                         COMMISSION FILE NUMBER 1-1043
                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]

     As of MARCH 1, 2002, the aggregate market value of the voting stock of the registrant held by non-affiliates was $2,372,937,249. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

     The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of MARCH 1, 2002, was 88,841,124.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III OF THIS REPORT ON FORM 10-K INCORPORATES BY REFERENCE CERTAIN INFORMATION THAT WILL BE SET FORTH IN THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING SCHEDULED TO BE HELD ON MAY 1, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    8
Item 3.    Legal Proceedings...........................................    8
Item 4.    Submission of Matters to a Vote of Security Holders.........   11

PART II
Item 5.    Market for the Registrant's Common Equity and Related          14
           Stockholder Matters.........................................
Item 6.    Selected Financial Data.....................................   14
Item 7.    Management's Discussion and Analysis of Financial Condition    15
           and Results of Operations...................................
Item 7A.   Quantitative and Qualitative Disclosures About Market          28
           Risk........................................................
Item 8.    Financial Statements and Supplementary Data.................   29
Item 9.    Changes in and Disagreements with Accountants on Accounting    29
           and Financial Disclosure....................................

PART III
Item 10.   Directors and Executive Officers of the Registrant..........   30
Item 11.   Executive Compensation......................................   30
Item 12.   Security Ownership of Certain Beneficial Owners and            30
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............   30

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form    30
           8-K.........................................................

                                     PART I

ITEM 1.  BUSINESS

     Brunswick Corporation (the Company) is a manufacturer and marketer of leading consumer brands including Mercury and Mariner outboard engines; Mercury MerCruiser sterndrive and inboard engines; marine parts and accessories under the Mercury Precision Parts and Quicksilver brands; Sea Ray, Bayliner, Maxum and Sealine pleasure boats; Hatteras luxury sportfishing convertibles and motoryachts; Baja high-performance boats; Boston Whaler and Trophy offshore fishing boats; Princecraft fishing, deck and pontoon boats; Life Fitness, Hammer Strength and ParaBody fitness equipment; Brunswick bowling equipment and consumer products; and Brunswick billiards tables and accessories. The Company also owns and operates Brunswick family bowling centers across the United States and internationally, as well as a chain of specialty fitness retail stores concentrated in the Northeast and Pacific Northwest regions of the United States.

     The Company's strategy is to achieve growth by developing innovative products, identifying and deploying leading-edge technologies, pursuing aggressive marketing and brand-building activities, pursuing international opportunities and leveraging core competencies. Further, the Company focuses on enhancing its operating margins through effective cost management and investments in technology. The Company's objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

     During 2001, the Company substantially completed the divestiture of its former outdoor recreation segment, including its cooler, hunting sports accessories and North American fishing businesses. The Company completed the sale of its bicycle and camping businesses in 2000 and its European fishing business in early 2002. The Company's reportable segments following these divestitures are: Marine Engine, Boat, and Recreation. Prior-year numbers have been restated to conform with the discontinued operations and new segment presentations. See NOTE 3, SEGMENT INFORMATION, in the Notes to Consolidated Financial Statements for financial information about these segments.

                             MARINE ENGINE SEGMENT

     The Marine Engine segment consists of the Mercury Marine Group. The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

     Mercury Marine manufactures and markets a full range of outboard engines, sterndrive engines, inboard engines and propless water-jet propulsion systems under the familiar Mercury, Mariner, Mercury MerCruiser, Mercury Racing, Mercury SportJet and Mercury Jet Drive brand names. A portion of Mercury Marine's outboards and parts and accessories, including marine electronics and controls integration systems, steering systems, instruments, controls, propellers, service aids and marine lubricants, are sold to end-users through marine dealers and specialty marine retailers. The remaining outboard engines and virtually all of the sterndrives, inboard engines and water-jet propulsion systems are sold either to independent boatbuilders or to the Company's own boat companies that comprise the Brunswick Boat Group (Boat Group).

     Mercury Marine has five two-stroke OptiMax outboard engines ranging from 135 to 250 horsepower, all of which feature Mercury's direct fuel injection
(DFI) technology. DFI is part of Mercury's plan to reduce outboard engine emissions 75 percent by 2006 to comply with U.S. Environmental Protection Agency
(EPA) requirements. Mercury's product line of low-emission engines includes 13 four-stroke outboards ranging from 4 to 115 horsepower. These OptiMax and four-stroke outboards already achieve the EPA's mandated 2006 emission levels. The California Air Resources Board (CARB) mandated that EPA's 2006 emission levels be met by 2001 with further emission reductions scheduled for 2004 and 2008. CARB has instituted a rating system for emissions reduction that establishes ratings of either one star (75 percent reduction), two stars (82 percent reduction) or three stars (91 percent reduction). Mercury believes that its 135-horsepower OptiMax is the only two-stroke engine in the world with a three-star rating from CARB. All Mercury four-stroke outboards from 25 to 115 horsepower are also three-star rated.

     On February 14, 2002, Mercury Marine announced the formation of a joint venture with Cummins Marine, a division of Cummins Inc., to supply integrated diesel propulsion systems to the worldwide recreational and commercial marine markets. The Company and Cummins will each own 50 percent of the joint venture, Cummins MerCruiser Diesel Marine LLC, effective April 1, 2002. Through the joint venture, Mercury will extend its product offerings to include diesel-fueled propulsion packages in a displacement range of 1.7 to 15 liters for pleasure, sailing, military and commercial applications.

     Mercury also announced in February 2002 that it had acquired Teignbridge Propellers, Ltd., and formed a manufacturing alliance with All Star Engine Company. Teignbridge, located in Newton Abbot, United Kingdom, is a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels. The acquisition of Teignbridge will allow Mercury to extend its product offerings to a full line of propellers and related equipment in markets and applications not previously served. In connection with the All Star alliance, Mercury will produce All Star's 708 engine, an aluminum block, fuel-injected V-8 which will be offered by Mercury's Racing division to the high-performance marine market as well as to commercial marine and non-marine applications.

     Mercury's SmartCraft system, a total marine electronics and controls integration system, links power, controls, and internal and external sensors, to provide synchronized data and control over all essential boat functions. SmartCraft systems leverage Mercury's advanced engine capability and allow Mercury and its customers to take advantage of advances in communications, entertainment and navigation electronics by providing a platform to integrate these technologies and enhance the overall boating experience. SmartCraft was introduced on a number of Mercury engine offerings beginning in 2000 and 2001, and will be offered on a broader range of products beginning in 2002, including Cummins MerCruiser diesel engines, the All Star 708 V-8, and numerous Mercury and MerCruiser engines.

     Mercury Marine's product offerings in international markets include the sale and distribution of a range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury in Australia, France, Norway, Poland, Portugal and Sweden. These boats are marketed under the brand names Armor, Arvor, Askaladden, Bermuda, Mercury, Ornvik, Quicksilver, Savage, Uttern and Valiant.

     In response to unfavorable market conditions, during 2001 Mercury Marine undertook both permanent and temporary workforce reductions. Production workforces were reduced through layoffs and through temporary plant shutdowns in weekly increments to match production output with customer demand, while full-time salaried employee costs were reduced through permanent reductions and a one-week furlough. Approximately 325 positions were affected by permanent workforce reductions.

     Domestic retail demand for the Marine Engine segment's products is seasonal, with sales generally highest in the second quarter. A number of factors can influence demand for the Marine Engine segment's products, including, but not limited to:

     - Economic conditions and consumer confidence in the United States and certain international regions;
     - Adverse weather in key geographic areas, including excessive rain, prolonged below-average temperatures and severe heat or drought, particularly during the key selling season;
     - The level of inventories maintained by the segment's dealers, independent boatbuilders and the Company's Boat Group;
     - The segment's ability to make technological advancements to meet customer demands;
     -  The segment's ability to provide competitive products;
     - Consumer demand for the Company's boat offerings and those of other major domestic boatbuilders;
     -  Fuel costs;
     -  Prevailing interest rates; and
     -  Consumer interest in recreational boating.

                                  BOAT SEGMENT

     The Boat segment consists of the Brunswick Boat Group, which manufactures and markets fiberglass pleasure boats, high-performance boats, offshore fishing boats, and aluminum fishing, deck and pontoon boats. The Company believes its Boat Group has the largest dollar sales volume of pleasure boats in the world.

     The Boat Group was formed in October 2000 to leverage the Company's core competencies in the marine industry by combining all of its boat brands within one operating unit. Through its Sea Ray, US Marine, Hatteras, Sealine and Princecraft divisions, the Boat Group manufactures and markets Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray, Bayliner, Maxum and Sealine motoryachts, cruisers and runabouts; Boston Whaler and Trophy offshore fishing boats; Baja high-performance boats; Princecraft aluminum fishing, deck and pontoon boats; and Escort boat trailers. The Boat Group procures outboard engines, gasoline sterndrives and gasoline inboard engines from the Mercury Marine Group.

     During 2001, the Boat Group made several important acquisitions, including Hatteras Yachts, Inc., a manufacturer of luxury sportfishing convertibles and motoryachts from 50 to 100 feet in length with manufacturing facilities in New Bern, North Carolina; Princecraft Boats, a manufacturer of an extensive line of aluminum pontoon, deck and fishing boats with manufacturing facilities in Princeville, Quebec, Canada; and Sealine International, a manufacturer of luxury sport cruisers and motoryachts from 23 to 51 feet in length with manufacturing facilities in Kidderminster, United Kingdom.

     The Company closed six of its boat manufacturing plants during 2001. The closed plants were located in Phoenix, Arizona; Tallahassee, Florida; two plants in Valdosta, Georgia; Miami, Oklahoma; and Spokane, Washington. The affected plants manufactured Bayliner, Maxum and Sea Ray boats. The closures were made to capitalize on improved operating efficiencies at the remaining boat plants and to facilitate reduction of pipeline inventories through reduced production volumes. The Company also chose to delay the opening of a plant it has constructed in Cape Canaveral, Florida. Also in 2001, the Company completed workforce reductions at several manufacturing plants and implemented production suspensions. In all, approximately 2,750 hourly and salaried positions were eliminated in connection with these plant closures and workforce reductions. Following completion of the closures, and the acquisitions of Hatteras, Princecraft and Sealine, the Boat Group has 15 boat plants throughout the United States, one boat plant in Canada and one in the United Kingdom, and component plants in the United States and United Kingdom.

     The Boat Group's products are sold to end users through dealers. Sales to the Boat Group's largest dealer, with multiple locations, comprised approximately 19 percent of Boat segment sales in 2001. Domestic retail demand for pleasure boats is seasonal with sales generally highest in the second quarter. A number of factors can influence demand for the Boat segment's products, including, but not limited to:

     - Economic conditions and consumer confidence in the United States and certain international regions;
     - Adverse weather in key geographic areas, including excessive rain, prolonged below average temperatures and severe heat or drought, particularly during the key selling season;
     -  The level of inventories maintained by the segment's dealers;
     -  The segment's ability to provide competitive products;
     -  Availability of effective distribution;
     -  Fuel costs;
     -  Prevailing interest rates; and
     -  Consumer interest in recreational boating.

                               RECREATION SEGMENT

     The Recreation segment includes the Life Fitness exercise equipment business and the Brunswick Bowling and Billiards (BB&B) business.

     The Company believes Life Fitness has the largest dollar sales volume of commercial fitness equipment in the world. Life Fitness designs, markets and manufactures a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total-body cross-trainers, and stationary bikes) and strength-training fitness equipment under the Life Fitness, Hammer Strength and ParaBody brands. Life Fitness serves the commercial (health clubs, gyms, professional sports teams, military, government, hospitality, corporate and educational facilities) and high-end consumer markets.

     In 2001, Life Fitness acquired all of the remaining interest in Omni Fitness Equipment, Inc., and its affiliated companies (Omni Fitness). The Company had previously accounted for its interest in Omni Fitness under the equity method of accounting. Omni Fitness is a chain of 63 specialty fitness retail stores that sell high-end fitness equipment directly to consumers. Omni Fitness stores are concentrated in the Northeast and Pacific Northwest regions of the United States.

     BB&B is the leading manufacturer and designer of bowling products, including bowling balls, after-market products and parts, and capital equipment, which includes bowling lanes, automatic pinsetters, ball returns and furniture units. BB&B also sells computerized bowling-scoring equipment, which is manufactured to BB&B's specifications.

     BB&B operates 121 family bowling centers in the United States, Canada and Europe, and its joint ventures operate 24 additional centers in Asia. Family bowling centers offer bowling and, depending on size and location, the following activities and services: billiards, video games, pro shops, children's playrooms, conference rooms for private meetings and birthday parties, restaurants and cocktail lounges with entertainment. All of the centers offer Cosmic Bowling, a glow-in-the-dark feature that enhances the bowling experience. Twenty-one of the Company's North American centers have been converted to Brunswick Zones, which are branded, state-of-the-art facilities featuring enhanced recreational elements and media. Approximately 50 percent of the recreation center facilities are owned by the Company.

     BB&B has a 50 percent ownership interest in Nippon Brunswick K. K., which sells bowling equipment and operates bowling centers in Japan. In addition, BB&B has a 50 percent ownership interest in Vulcan-Brunswick Bowling Pin Company, which manufactures bowling pins in Antigo, Wisconsin. BB&B also has a minority ownership interest in a joint venture in Thailand that owns and operates bowling centers.

     BB&B designs and markets billiards tables, billiards balls, cues and related accessories under the Brunswick brand. BB&B serves the domestic and international commercial and consumer billiards markets. The Company believes it has the largest dollar sales volume of billiards tables in the world.

     The Company's recreational products and services are sold through a variety of channels, including mass merchandisers, distributors, dealers, bowling centers and retailers, and directly to customers. High-end consumer fitness equipment is sold through specialty retailers, including the Company's Omni Fitness retail chain and other chains in which the Company has ownership interests. Recreation segment products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise. Demand for the Recreation segment's products is seasonal, with sales generally highest in the first and fourth quarters, and is influenced by a number of factors, including, but not limited to:

     - Economic conditions and consumer confidence in the United States and certain international regions;
     -  Product innovation;
     -  Availability of effective product distribution;
     -  Consumer participation in fitness activities, bowling and billiards;
     - Demand from owners and operators of fitness and recreation centers for new equipment from the segment;
     - Availability of financing to the segments' dealers, retailers and commercial customers;
     -  Competition from alternative forms of recreation; and
     -  Product and facility quality, pricing, and customer service.

     The following table sets forth the net sales of the Fitness and BB&B businesses of the Recreation segment for 2001, 2000 and 1999:

                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Fitness....................................................  $397.7   $348.3   $290.5
BB&B.......................................................   368.1    422.4    442.9
                                                             ------   ------   ------
                                                             $765.8   $770.7   $733.4
                                                             ======   ======   ======

                            DISCONTINUED OPERATIONS

     During 2001 and early 2002, the Company substantially completed the divestiture of its outdoor recreation segment, announced in June of 2000, with the sale of its fishing, hunting sports accessories, and cooler businesses. See
NOTE 11, DISCONTINUED OPERATIONS, in the Notes to Consolidated Financial Statements, for a description of the Company's discontinued operations.

                            INTERNATIONAL OPERATIONS

     The Company's sales to customers in international markets were $859.2 million (25.5 percent of net sales) and $838.4 million (22.0 percent of net sales) in 2001 and 2000, respectively. The Company's sales into international markets are primarily denominated in local currencies, while costs of products manufactured or sourced are typically denominated in U.S. dollars. The Company's international sales are set forth in NOTE 3, SEGMENT INFORMATION, in the Notes to Consolidated Financial Statements, and are also included in the table below, which details the Company's international sales by region for 2001, 2000 and 1999:

                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Europe.....................................................  $448.0   $432.1   $406.1
Pacific Rim................................................   171.4    166.4    151.4
Canada.....................................................   146.0    149.9    138.2
Latin America..............................................    64.1     59.6     60.0
Other......................................................    29.7     30.4     29.9
                                                             ------   ------   ------
                                                             $859.2   $838.4   $785.6
                                                             ======   ======   ======

     Mercury Marine has a product customization plant and distribution center in Belgium; sales and distribution centers in Australia, Brazil, Canada, China, Japan, Malaysia, Mexico, New Zealand and Singapore; and sales offices in Australia, Belgium, Brazil, Denmark, France, Germany, Indonesia, Italy, the Netherlands, Norway, Russia, Sweden and Switzerland. Mercury Marine has boat assembly plants in Australia, France, Mexico and Sweden. Mercury Marine also operates a marina and club in China. Mercury Marine sales comprised approximately 54 percent of the Company's total international sales in 2001.

     The Boat Group's boats are manufactured predominately in the United States and are sold worldwide through dealers. Manufacturing locations in Princeville, Quebec, Canada and Kidderminster, United Kingdom were acquired in connection with the acquisitions of Princecraft Boats and Sealine International, respectively, during 2001. In addition, kits for certain runabout boat models are sold to approved manufacturers outside the United States who then manufacture boats to specification and sell the boats under certain Boat Group brand names. The Boat Group has sales offices in England, France, the Netherlands and Spain, and product display locations in Australia, Brazil and France. The Boat Group's sales comprised approximately 18 percent of the Company's total international sales in 2001.

     Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom, as well as sales offices in Austria and Italy.

     BB&B sells its products worldwide, has sales offices in various countries, and a plant that manufactures pinsetters in Hungary. BB&B operates bowling centers in Austria, Canada and Germany, has a 50 percent interest in an entity that sells bowling equipment and operates bowling centers in Japan, and a minority interest in a joint venture in Thailand that operates bowling centers.

     Recreation segment sales comprised approximately 28 percent of the Company's total international sales in 2001.

RAW MATERIALS

     Raw materials are purchased from various sources. At present, the Company is not experiencing any critical raw material shortages, nor are any anticipated. General Motors Corporation is the sole supplier of engine blocks used to manufacture the Company's gasoline sterndrive engines.

PATENTS, TRADEMARKS AND LICENSES

     The Company has, and continues to obtain, patent rights, consisting of patents and patent licenses, covering certain features of the Company's products and processes. The Company's patent rights, by law, have limited lives and expire periodically.

     In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, including die-cast powerheads, cooling and exhaust systems, drive train, clutch and gearshift mechanisms, boat/engine mountings, shock-absorbing tilt mechanisms, ignition systems, propellers, spark plugs and fuel- and oil-injection systems. Other significant patents relate to marine vessel control systems.

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

     The following are among the Company's primary trademarks or registered trademarks: Air-Hockey, Anvilane Pro Lane, Baja, Ball Wall, Bayliner, Boston Whaler, Brunswick, Brunswick Billiards, Brunswick Zone, Capri, CenterMaster, Ciera, Control Max, Cosmic Bowling, DBA Products, Engine Guardian, Frameworx, Fuze, Gold Crown, Hammer Strength, Hatteras, Jet Drive, Lifecycle, Life Fitness, Lightworx, Mariner, Master Dealer, Maxum, MercNet, MerCruiser, Mercury, MercuryCare, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, Monster, MotoTron, OptiMax, ParaBody, Precision Piloting, Princecraft, ProMax, Q Care, QuickFit, Quicksilver, Sealine, SeaPro, Sea Ray, SmartCraft, SportJet, Teignbridge Propellers, Throbot, Trophy, True Technologies, Typhoon, U.S. Play by Brunswick, Viz-A-Ball, WaterMouse and Zone. These trademarks have indefinite lives. Many of these trademarks are well known to the public and are considered valuable assets of the Company.

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

     Marine Engine. The Company believes it has the largest dollar sales volume of recreational marine engines in the world. The marine engine market is highly competitive among several major international companies and many smaller ones. There are also many competitors in the marine accessories business. Competitive advantage in the marine engine and accessories markets is a function of product features, technological leadership, quality, service, performance and durability, along with effective promotion, distribution and pricing.

     In December 2000, Mercury Marine's largest U.S.-based competitor, Outboard Marine Corporation (OMC), filed for bankruptcy protection. Most of OMC's assets were acquired by other marine companies in connection with a bankruptcy auction of the assets conducted in February 2001. OMC's bankruptcy increased demand for Mercury's products and resulted in market share gains for Mercury during 2001. Although some of the former OMC engine brands have re-emerged under different ownership, the future of the OMC assets and their impact on Mercury's business remain unclear.

     Boat. The Company believes it has the largest dollar sales volume of pleasure boats in the world. There are hundreds of manufacturers of pleasure and offshore fishing boats. Consequently, this business is highly competitive. The Company competes on the basis of product features, technology, quality, dealer service, performance, value, durability and styling, along with effective promotion, distribution and pricing.

     Recreation. The Company believes it is the world's largest manufacturer of bowling capital equipment, billiards tables and commercial fitness equipment, and one of the largest manufacturers of consumer fitness equipment. Certain bowling products, such as automatic scorers and computerized management systems, many billiards table designs and many fitness equipment products represent innovative features and developments in the market. See ITEM 3, LEGAL PROCEEDINGS for a description of certain litigation involving fitness equipment patents. Competitive emphasis also is placed on product quality, marketing activities, pricing and service. The Company believes it has the largest fitness equipment service network in the United States. The Company operates 121 family bowling centers in the United States, Canada and Europe, and its joint ventures operate 24 additional centers in Asia, where emphasis is placed on maintaining quality facilities and providing excellent customer service. The Company also operates Omni Fitness, a chain of 63 specialty retail stores, where emphasis is placed on providing excellent customer service and offering competitive products.

RESEARCH AND DEVELOPMENT

     The Company's research and development investments, relating to new products or to the improvement of existing products, are shown below:

                                                              2001     2000    1999
                                                              -----   ------   -----
                                                                  (IN MILLIONS)
Marine Engine...............................................  $58.2   $ 60.8   $53.3
Boat........................................................   19.7     22.5    17.7
Recreation..................................................   18.0     18.9    18.7
                                                              -----   ------   -----
                                                              $95.9   $102.2   $89.7
                                                              =====   ======   =====

NUMBER OF EMPLOYEES

     The approximate number of employees as of December 31, 2001, is shown below by segment:

Marine Engine...............................................    6,240
Boat........................................................    7,300
Recreation..................................................    7,000
Corporate...................................................      160
                                                               ------
                                                               20,700
                                                               ======

     There are approximately 2,200 employees in the Marine Engine segment, 200 employees in the Boat segment, and 350 employees in the Recreation segment represented by labor unions. The Company believes that it has good relations with these labor unions.

ENVIRONMENTAL REQUIREMENTS

     See ITEM 3, LEGAL PROCEEDINGS, for a description of certain environmental proceedings in which the Company is involved.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Lake Forest, Illinois. The Company has numerous manufacturing plants, distribution warehouses, sales offices and test sites located throughout the world. Research and development facilities are decentralized within the Company's operating segments and most are located at individual manufacturing sites.

     THE COMPANY'S PRIMARY FACILITIES ARE IN THE FOLLOWING LOCATIONS:

MARINE ENGINE

     Saint Cloud, Florida; Stillwater, Oklahoma; Fond du Lac, Milwaukee and Oshkosh, Wisconsin; Melbourne, Australia; Petit Rechain, Belgium; Saint Cast, France; Juarez, Mexico; Skellefthamn, Sweden; and Newton Abbot, United Kingdom.

BOAT

     Edgewater, Merritt Island and Palm Coast, Florida; Cumberland and Salisbury, Maryland; Pipestone, Minnesota; New Bern, North Carolina; Bucyrus, Ohio; Roseburg, Oregon; Knoxville and Vonore, Tennessee; Arlington, Washington; Princeville, Quebec, Canada; and Kidderminster, United Kingdom.

RECREATION

     Paso Robles, California; Franklin Park, Illinois; Falmouth, Kentucky; Muskegon, Michigan; Ramsey, Minnesota; Bristol, Wisconsin; Szekesfehervar, Hungary; 121 family bowling centers in the United States, Canada and Europe; 24 family bowling centers operated by the Company's joint ventures in Asia; and 63 specialty fitness retail stores in the United States.

     The Company believes its plants are suitable and adequate for its current needs. The Company believes that all of its properties are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. During 2001, the Company's plants were operated at approximately 68 percent of capacity. The Company's headquarters and most of its principal plants are owned by the Company.

     Two plants where Mercury Marine boats are manufactured, in Saint Cast, France, and Skellefthamn, Sweden, are leased.

     The principal warehouse for the Life Fitness Division in Franklin Park, Illinois, is leased through 2011. A Life Fitness plant in Paso Robles, California, is leased until 2005.

     Approximately 50 percent of BB&B's family bowling centers are leased.

ITEM 3.  LEGAL PROCEEDINGS

     On January 22, 2002, the United States Supreme Court granted discretionary review of the case Sprietsma vs. Mercury Marine, a "propeller guard" case on appeal from the Illinois Supreme Court. At issue in Sprietsma is whether federal law preempts tort claims alleging that marine engines should be equipped with devices designed to protect against propeller injuries. Nine federal courts and many state courts, including the Illinois Supreme Court in Sprietsma, have previously found such claims to be preempted by the United States Coast Guard's 1990 decision, pursuant to the Federal Boat Safety Act, not to require propeller guards. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     On September 6, 2001, the Federal Trade Commission (FTC) informed the Company that it had closed an investigation concerning the Company's bidding for certain assets of Outboard Marine Corporation (OMC) as a part of OMC's bankruptcy. On October 5, 2001, the FTC also informed the Company that it had closed a separate investigation commenced in 1997 concerning certain of the Company's marketing practices related to the sale of sterndrive marine engines to boatbuilders and dealers.

     On October 26, 2000, the Company became one of 109 defendants in a suit filed in federal court in Arizona by the Lemelson Foundation for allegedly violating several of the Foundation's patents. The patents at issue involve machine-vision and bar-coding technology, and the Foundation has asserted a number of similar actions against other companies alleged to have used these technologies in their distribution or manufacturing activities. This lawsuit has been stayed by the Arizona court pending the outcome of a lawsuit filed against the Foundation in Nevada. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     On October 27, 1999, the United States Tax Court upheld an Internal Revenue Service (IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. The Company appealed the Tax Court ruling to the United States Court of Appeals for the District of Columbia and posted a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the appeal. On December 21, 2001, the Court of Appeals rendered a decision vacating the Tax Court's opinion and remanded the case to the Tax Court for reconsideration in light of an earlier Court of Appeals decision. If, on remand to the Tax Court, the Company does not prevail, the net amount of taxes due, plus interest, net of tax, would be approximately $135 million. The Company has settled all other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would decrease the total net amount to approximately $53 million, which would likely be payable in 2003. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In 1994, one of Life Fitness' competitors, Precor, Incorporated, filed a complaint in federal court in Seattle, Washington, involving one of Life Fitness' treadmills. The lawsuit claimed that Life Fitness had engaged in unfair competitive practices in violation of the Washington State Consumer Protection Act and that certain of its treadmills infringed a design patent held by Precor. Life Fitness then filed an infringement claim against Precor, in connection with Life Fitness' '207 patent for its flexible treadmill deck. On October 26, 1999, the jury awarded Precor, now a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in connection with Precor's design infringement claim against the Company, as successor in interest to the predecessor entities of its Life Fitness division. The jury also rejected Life Fitness' '207 patent claim. Precor was awarded up to $5.3 million in attorneys' fees and prejudgment interest on the damage award. The Company appealed the verdict and the award of attorneys' fees to the United States Court of Appeals for the Federal Circuit. On June 27, 2001, the Court of Appeals issued its decision upholding the lower court's finding that Life Fitness' '207 patent claim was invalid, and reversing the lower court's finding that Life Fitness infringed Precor's design patent. The Court of Appeals remanded the award of attorneys' fees to the lower court for a redetermination based on the reversal of the willful infringement finding. On January 10, 2002, the federal court ruled that Precor is entitled only to those attorneys' fees directly attributable to the unfair competition claims under the Washington State Consumer Protection Act. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In January 2000, Precor filed suit against Life Fitness in federal court in Washington alleging that certain of Life Fitness' cross-trainer exercise machines infringed Precor's Miller '829 patent. In 1999, before Precor filed its lawsuit, the Miller '829 patent was re-examined by the U.S. Patent & Trademark Office (PTO) and was rejected. The lawsuit was stayed while Precor sought a reissuance of the Miller patent by the PTO. The PTO issued a modified patent on March 5, 2002. Precor has announced that it would petition the court to lift the stay and continue its lawsuit against Life Fitness. The Company does not believe that its machines infringe the patent, as modified, but is unable to predict the outcome of the second Precor case.

     Vapor Corporation, a former subsidiary that the Company divested in 1990, has been named in a number of asbestos-related lawsuits, the first of which was filed in 1988. The Company retained certain liabilities of Vapor, requiring it to respond to these suits. The suits, most of which involve numerous other defendants, allege that steam generators manufactured by Vapor prior to the Company's ownership contained small amounts of asbestos. The generators were used to heat railroad cars and the primary means of potential exposure appears to have been to railroad workers performing inspections or repairs to the generators. Neither the Company nor Vapor is alleged to have manufactured asbestos. Early in the litigation, the Company's insurers settled a number of claims for nominal amounts, while a number of other claims have been dismissed. No suit has yet gone to trial. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company learned on February 27, 2001, that the Florida Department of Environmental Protection had initiated an investigation into the alleged improper disposal of hazardous materials at one of the Boat Group's facilities in Merritt Island, Florida. The Company has cooperated with the officials conducting the investigation, and on March 4, 2002, signed a civil consent order effectively resolving the matter.

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

     In its Marine Engine segment, the Company will continue to develop engine technologies to reduce engine emissions to comply with present and future restrictive requirements, including those imposed by the United States Environmental Protection Agency and the California Air Resources Board. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities.

     The Company believes that compliance with federal, state and local environmental laws will not have a material adverse effect on the Company's consolidated financial condition, results of operations or competitive position. See NOTE 7, COMMITMENTS AND CONTINGENCIES, in the Notes to Consolidated Financial Statements, for disclosure of the potential cash requirements of environmental proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers are listed in the following table:

         OFFICER                            PRESENT POSITION                    AGE
         -------                            ----------------                    ---
George W. Buckley*......  Chairman and Chief Executive Officer                  55
Peter B. Hamilton*......  Vice Chairman and President--Brunswick Bowling
                          & Billiards                                           55
Victoria J. Reich*......  Senior Vice President and Chief Financial Officer     44
William J. Barrington*..  Vice President and President--US Marine Division      51
Kathryn J. Chieger......  Vice President--Corporate and Investor Relations      53
Tzau J. Chung*..........  Vice President--Strategic Planning and                38
                          President--Brunswick New Technologies
William J. Gress*.......  Vice President--Supply Chain Management               47
Kevin S. Grodzki*.......  Vice President and President--Life Fitness Division   46
Peter G. Leemputte*.....  Vice President and Controller                         44
B. Russell Lockridge*...  Vice President and Chief Human Resources Officer      52
Patrick C. Mackey*......  Vice President and President--Mercury Marine Group    55
Dustan E. McCoy*........  Vice President and President--Brunswick Boat Group    52
William L. Metzger......  Vice President and Treasurer                          41
William E. Seeley*......  Vice President--Corporate Accounts and Distribution   54
Clifford M. Sladnick....  Vice President--Acquisitions                          45
Marschall I. Smith *....  Vice President, General Counsel and Secretary         56
Cynthia M. Trudell *....  Vice President and President--Sea Ray Division        48
Judith P. Zelisko.......  Vice President--Tax                                   51

*Members of the Operating Committee

     There are no family relationships among these officers. The term of office of all elected officers expires May 1, 2002. The Group and Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

     George W. Buckley has been Chairman and Chief Executive Officer of the Company since 2000. From May to June 2000 he was President and Chief Operating Officer of the Company. He was President of the Mercury Marine Group from 1997 to 2000, and during that period was also an officer of the Company, holding the following positions: Executive Vice President, February to May 2000; Senior Vice President, 1998 to 2000; and Vice President, 1997 to 1998. Prior to joining the Company, he was President of the U.S. Electrical Motors Division of Emerson Electric Co., a manufacturer of electrical, electronic and electromagnetic products, from 1996 to 1997.

     Peter B. Hamilton has been Vice Chairman of the Company and President of Brunswick Bowling & Billiards since 2000. He was Executive Vice President and Chief Financial Officer of the Company from 1998 to 2000. He was Senior Vice President and Chief Financial Officer of the Company from 1995 to 1998.

     Victoria J. Reich has been Senior Vice President and Chief Financial Officer of the Company since 2000. She was Vice President and Controller of the Company from 1996 to 2000.

     William J. Barrington has been Vice President of the Company since 1998. He was named President--US Marine Division in March 2001, having previously served as President--Sea Ray Division from 1989 to 2001.

     Kathryn J. Chieger has been Vice President--Corporate and Investor Relations of the Company since 1996.

     Tzau J. Chung has been Vice President--Strategic Planning of the Company since 2000 and President--Brunswick New Technologies since February 2002. He was Senior Vice President--Strategy and IT for the Company's Mercury Marine Group from 1997 to 2000. From 1994 to 1997 he was employed by Emerson Electric Co., a manufacturer of electrical, electronic and electromagnetic products, as Director--International for the U.S. Electrical Motors Division.

     William J. Gress was elected Vice President--Supply Chain Management of the Company in February 2001. From February 2000 to January 2001, he was Executive Vice President of the Company's Igloo business. Prior to that he was employed by Mercury Marine, where he was Vice President of its MerCruiser Diesel business from 1999 to 2000, Vice President of Business Development from 1998 to 1999, Senior Director of Strategic Sourcing during 1997, and Director of Materials Management from 1993 to 1997. From November 1997 to August 1998, he was Vice President of Supplier Relations for Goss Graphics, Inc., a printing equipment manufacturer.

     Kevin S. Grodzki has been Vice President of the Company and President of its Life Fitness Division since 2000. Prior to joining the Company, he was Vice President of Witco Corporation, a specialty chemical company, from 1997 to 2000. From 1977 to 1997, he was employed in a variety of capacities by E.I. DuPont DeNemours & Co., Inc., a global chemical company, where he was Vice President and Chairman of DuPont Fuji Electronic Imaging, Ltd., a DuPont joint venture involved in the development and manufacture of electronic imaging equipment, from 1995 to 1997.

     Peter G. Leemputte was elected Vice President and Controller of the Company in February 2001. From 1998 to 2000, he was Executive Vice President, Chief Financial and Administrative Officer for Chicago Title Corporation, a national title insurance and real estate related products company. He was Vice President and a partner of Mercer Management Consulting, an international management consulting firm, from 1996 to 1998.

     B. Russell Lockridge has been Vice President and Chief Human Resources Officer of the Company since 1999. From 1996 to 1999, he was Senior Vice President--Human Resources of IMC Global, Inc., a company that produces crop nutrients, animal feed ingredients and salt.

     Patrick C. Mackey has been Vice President of the Company and President of its Mercury Marine Division since 2000. Prior to joining the Company, he was Executive Vice President of Witco Corporation, a specialty chemical company, from 1998 to 1999. From 1993 to 1997, he was employed by E.I. DuPont DeNemours & Co., Inc., as Director--Global Nylon Industrial Business, Director--Integrated Operations and Human Resources for Nylon Europe, and Director of DuPont (UK) Limited.

     Dustan E. McCoy has been Vice President of the Company and President--Brunswick Boat Group since 2000. From 1999 to 2000, he was Vice President, General Counsel and Secretary of the Company. He was previously an officer of Witco Corporation, a specialty chemical company, where he was Executive Vice President in 1999; Senior Vice President from 1998 to 1999; and Senior Vice President, General Counsel and Corporate Secretary from 1996 to 1998.

     William L. Metzger was elected Vice President and Treasurer of the Company in May 2001. From 2000 to 2001, he was Assistant Vice President-Corporate Finance. From 1996 to 2000, he was Director--Corporate Accounting.

     William E. Seeley was elected Vice President--Corporate Accounts and Distribution in February 2002. He previously was employed by Mercury Marine, where he was President of its Dealer and Retail Division from 2000 to 2002, President of its Parts and Accessories Division from 1999 to 2000, and Senior Vice President of Sales, Marketing and Service, and Senior Vice President of Mercury's Canadian Business, from 1996 to 1999.

     Clifford M. Sladnick was elected Vice President--Acquisitions of the Company in February 2001. He joined the Company in February 2000 as Assistant General Counsel. From 1990 to 1999, he was Senior Vice President, General Counsel and Corporate Secretary of St. Paul Bancorp, Inc.

     Marschall I. Smith was elected Vice President, General Counsel and Secretary in July 2001. Prior to joining Brunswick, he was Executive Vice President, Corporate Development and General Counsel of Digitas, Inc., a leading e-commerce integrator, from 1999 to 2001. He was a principal in Hamilton Holmes Associates, a financial and legal services consultancy, from 1998 to 1999. He held the position of Senior Vice President and General Counsel of IMC Global, Inc., a worldwide mining and chemical manufacturer, from 1993 to 1998.

     Cynthia M. Trudell was elected Vice President and President--Sea Ray Division in April 2001. Prior to joining Brunswick, she held a number of positions with various divisions of General Motors, including Chairman and President--Saturn Corporation from 1999 to 2001, President--IBC Vehicles from 1996 to 1999, and plant manager, 1995-1996.

     Judith P. Zelisko has been Vice President--Tax of the Company since 1998. She was Staff Vice President--Tax from 1996 to 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the New York, Chicago, Pacific and London Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in NOTE 19, QUARTERLY DATA, in the Notes to Consolidated Financial Statements. As of December 31, 2001, there were approximately 13,200 shareholders of record of the Company's common stock.

     The Company announced in 2001 that it would begin paying dividends annually rather than quarterly, beginning in 2002, in order to reduce administrative costs. Future dividends, as declared at the discretion of the Board of Directors, will be paid in December.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial data presented below as of and for the years ended December 31, 2001, 2000 and 1999, have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS, including the MATTERS AFFECTING COMPARABILITY section, contained elsewhere within this Annual Report on Form 10-K. The selected historical financial data presented below as of and for the years ended December 31, 1998, 1997 and 1996, have been derived from the consolidated financial statements of the Company that are not included herein. The financial data presented below have been restated to present the discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

                                                    2001       2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------   --------
                                                      (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS DATA
Net sales.......................................  $3,370.8   $3,811.9   $3,541.3   $3,234.9   $2,993.6   $2,792.5
                                                  --------   --------   --------   --------   --------   --------
Unusual charges.................................  $     --   $   55.1   $  116.0   $   50.8   $   79.5   $     --
                                                  --------   --------   --------   --------   --------   --------
Operating earnings..............................  $  191.1   $  397.1   $  274.6   $  301.8   $  208.1   $  265.8
                                                  --------   --------   --------   --------   --------   --------
Earnings before income taxes....................  $  132.2   $  323.3   $  219.3   $  245.3   $  173.8   $  250.9
                                                  --------   --------   --------   --------   --------   --------
Earnings from continuing operations.............  $   84.7   $  202.2   $  143.1   $  154.4   $  111.3   $  160.6
Cumulative effect of change in accounting
  principles....................................      (2.9)        --         --         --       (0.7)        --
Discontinued operations:
  Earnings (loss) from discontinued
    operations..................................        --      (68.4)    (105.2)      31.9       39.9       25.2
  Loss from disposal of discontinued
    operations..................................        --     (229.6)        --         --         --         --
                                                  --------   --------   --------   --------   --------   --------
Net earnings (loss).............................  $   81.8   $  (95.8)  $   37.9   $  186.3   $  150.5   $  185.8
                                                  --------   --------   --------   --------   --------   --------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations.............  $   0.96   $   2.28   $   1.56   $   1.57   $   1.12   $   1.63
Cumulative effect of change in accounting
  principles....................................     (0.03)        --         --         --      (0.01)        --
Discontinued operations:
  Earnings (loss) from discontinued
    operations..................................        --      (0.77)     (1.14)      0.32       0.40       0.26
  Loss from disposal of discontinued
    operations..................................        --      (2.59)        --         --         --         --
                                                  --------   --------   --------   --------   --------   --------
Net earnings (loss).............................  $   0.93   $  (1.08)  $   0.41   $   1.90   $   1.52   $   1.89
                                                  --------   --------   --------   --------   --------   --------
Average shares used for computation of basic
  earnings per share............................      87.8       88.7       92.0       98.3       99.2       98.3
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations.............  $   0.96   $   2.28   $   1.55   $   1.56   $   1.11   $   1.63
Cumulative effect of change in accounting
  principles....................................     (0.03)        --         --         --      (0.01)        --
Discontinued operations:
  Earnings (loss) from discontinued
    operations..................................        --      (0.77)     (1.14)      0.32       0.40       0.26
  Loss from disposal of discontinued
    operations..................................        --      (2.59)        --         --         --         --
                                                  --------   --------   --------   --------   --------   --------
Net earnings (loss).............................  $   0.93   $  (1.08)  $   0.41   $   1.88   $   1.50   $   1.88
                                                  --------   --------   --------   --------   --------   --------
Average shares used for computation of diluted
  earnings per share............................      88.1       88.7       92.6       99.0      100.3       98.8

                                                    2001       2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------   --------
                                                      (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Assets of continuing operations.................  $3,157.5   $ 3094.3   $2,685.3   $2,501.2   $2,445.8   $2,281.6
                                                  ========   ========   ========   ========   ========   ========
Debt
    Short-term..................................  $   40.0   $  172.7   $  107.7   $  170.1   $  109.3   $  112.6
    Long-term...................................     600.2      601.8      622.5      635.4      645.5      455.4
                                                  --------   --------   --------   --------   --------   --------
Total debt......................................     640.2      774.5      730.2      805.5      754.8      568.0
Common shareholders' equity.....................   1,110.9    1,067.1    1,300.2    1,311.3    1,315.0    1,197.7
                                                  --------   --------   --------   --------   --------   --------
Total capitalization............................  $1,751.1   $1,841.6   $2,030.4   $2,116.8   $2,069.8   $1,765.7
                                                  ========   ========   ========   ========   ========   ========
CASH FLOW DATA
Net cash provided by operating activities of
  continuing operations.........................  $  299.3   $  251.0   $  250.4   $  387.4   $   84.8   $  140.7
Depreciation and amortization...................     160.4      148.8      141.4      135.6      132.6      119.1
Capital expenditures............................     111.4      156.0      166.8      164.6      167.3      159.8
Acquisitions of businesses......................     134.4         --        4.2       32.8      331.1       39.6
Stock repurchases...............................        --       87.1       18.3      159.9        8.4         --
Cash dividends paid.............................      43.8       44.3       45.9       49.0       49.6       49.3
OTHER DATA
Dividends declared per share....................  $   0.50   $   0.50   $   0.50   $   0.50   $   0.50   $   0.50
Book value per share............................     12.61      12.22      14.16      14.27      13.22      12.16
Return on beginning shareholders' equity........      7.7%     (7.4)%       2.9%      14.2%      12.6%      17.8%
Effective tax rate..............................     36.0%      37.5%      34.7%      37.1%      36.0%      36.0%
Debt-to-capitalization rate.....................     36.6%      42.1%      36.0%      38.1%      36.5%      32.2%
Number of employees.............................    20,700     23,200     23,100     21,800     21,100     20,000
Number of shareholders of record................    13,200     13,800     14,500     15,600     16,200     18,400
COMMON STOCK PRICE (NYSE SYMBOL: BC)
    High........................................  $  25.01   $  22.13   $  30.00   $  35.69   $  36.50   $  25.75
    Low.........................................     14.03      14.75      18.06      12.00      23.63      18.13
    Close (last trading day)....................     21.76      16.44      22.25      24.75      30.31      24.00

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in Management's Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed below under the FORWARD-LOOKING STATEMENTS section.

OVERVIEW

  GENERAL

     Brunswick Corporation (the Company) is a manufacturer and marketer of leading consumer brands including Mercury and Mariner outboard engines; Mercury MerCruiser sterndrive and inboard engines; marine parts and accessories under the Mercury Precision Parts and Quicksilver brands; Sea Ray, Bayliner, Maxum, and Sealine pleasure boats; Hatteras luxury sportfishing convertibles and motoryachts; Baja high-performance boats; Boston Whaler and Trophy offshore fishing boats; Princecraft fishing, deck and pontoon boats; Life Fitness, Hammer Strength and ParaBody fitness equipment; Brunswick bowling equipment and consumer products; and Brunswick billiards tables and accessories. The Company also owns and operates Brunswick family bowling centers across the United States and internationally, as well as a chain of specialty fitness retail stores concentrated in the Northeast and Pacific Northwest regions of the United States.

     The Company's strategy is to achieve growth by developing innovative products, identifying and deploying leading-edge technologies, pursuing aggressive marketing and brand-building activities, pursuing international opportunities and leveraging core competencies. Further, the Company focuses on enhancing its operating margins through effective cost management and investment in technology. The Company's objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

     Sales in 2001 decreased 11.6 percent to $3,370.8 million on reduced sales from the marine engine, boat and bowling capital equipment businesses due to a generally weakened U.S. economy. Operating earnings decreased 51.9 percent to $191.1 million, primarily attributable to the decline in product sales and the impact of lower production of finished goods across the Company's businesses. See the MATTERS AFFECTING COMPARABILITY section below.

     The U.S. economic recession contributed to a reduction in domestic demand for marine products during 2001, which adversely affected the results of the Company's Boat and Marine Engine segments. The Company took actions during 2001 to stimulate retail demand and to reduce inventories by decreasing production levels. The Company has taken, and will continue to take, additional actions, as necessary, to keep inventories at desirable levels. The net effect of these actions, along with the reduction in demand caused by general economic factors, had an adverse impact on the Company's results for 2001, when compared with the results of the prior year.

     While the effects of the recession were most pronounced on the Company's Marine Engine and Boat segments, the Recreation segment was also adversely affected. The most evident impact was the reduction in sales of bowling capital equipment. Also affected was the growth rate at Life Fitness, which declined from double-digit revenue gains in 1999 and 2000 to a single-digit gain in 2001. If weak economic conditions continue, these effects could continue to have an adverse impact on the Company's financial performance. Conversely, if economic conditions improve, the Company believes that the measures it has implemented to respond to the recession, including reductions in fixed costs and inventories, will allow the Company to improve its financial performance relative to prior reporting periods.

     MATTERS AFFECTING COMPARABILITY

     The Company's operating results for 2001 include the operating results of Omni Fitness Equipment, Inc. (Omni Fitness), a domestic retailer of fitness equipment; Princecraft Boats Inc. (Princecraft), a manufacturer of aluminum fishing, deck and pontoon boats; Sealine International (Sealine), a manufacturer of luxury sports cruisers and motoryachts; and Hatteras Yachts, Inc. (Hatteras), a manufacturer of luxury sportfishing convertibles and motoryachts. The operating results of Omni Fitness, Princecraft, Sealine and Hatteras are included from their respective acquisition dates of February 28, 2001, March 7, 2001, July 3, 2001, and November 30, 2001. The effect of these acquisitions was not material to the Company's financial results.

     Net earnings per diluted share totaled $0.93 in 2001 versus a net loss per diluted share of $1.08 in 2000 and net earnings per diluted share of $0.41 in 1999. Comparisons of net earnings per diluted share are affected by several unusual charges, as well as a change in accounting principle, which are listed below and are discussed in detail in later sections. The effect of these items on diluted earnings per share is as follows:

                                                              2001     2000    1999
                                                              -----   ------   -----
Net earnings (loss) per diluted share -- as reported........  $0.93   $(1.08)  $0.41
Unusual charges.............................................     --     0.45    0.77
Cumulative effect of change in accounting principle.........   0.03       --      --
Loss from discontinued operations...........................     --     0.77    1.14
Loss from disposal of discontinued operations...............     --     2.59      --
                                                              -----   ------   -----
Net earnings per diluted share from continuing
  operations -- as adjusted.................................  $0.96   $ 2.73   $2.32
                                                              =====   ======   =====

     There are a number of matters that affect the comparability of results between 2001, 2000 and 1999. These matters include:

     - Unusual Charges: In 2000, the Company recorded a $55.1 million charge to operating earnings ($40.0 million after tax or $0.45 per diluted share) to increase environmental reserves related to the cleanup of contamination from a former manufacturing facility and to account for the write-down of investments in certain Internet-related businesses. In 1999, the Company recorded charges to operating earnings totaling $116.0 million ($71.4 million after tax or $0.77 per diluted share) relating to litigation settlements.

     - Change in Accounting Principle: Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their fair values. As a result of the adoption of this standard in 2001, the Company recorded a $4.7 million loss ($2.9 million after tax or $0.03 per diluted share) as a cumulative effect of a change in accounting principle, primarily resulting from interest rate swaps.

     - Discontinued Operations: During 2000, the Company announced its intention to divest the businesses that comprised the former outdoor recreation segment. In 2000, losses from the disposition of the businesses, which were based on estimates, totaled $229.6 million after tax, or $2.59 per diluted share. The discontinued operations generated after-tax losses of $68.4 million and $105.2 million in 2000 and 1999, respectively. Diluted loss per share from discontinued operations totaled $0.77 in 2000 and $1.14 in 1999. See the DISCONTINUED OPERATIONS section for a more detailed discussion of the operations that were discontinued in 2000.

RESULTS OF OPERATIONS

     CONSOLIDATED

     The following table sets forth certain ratios and relationships calculated from the consolidated statements of income:

                                                     2001       2000        1999
                                                   --------   --------   ---------
                                                        (DOLLARS IN MILLIONS,
                                                        EXCEPT PER SHARE DATA)
Net sales........................................  $3,370.8   $3,811.9   $3,541.3
Percentage increase (decrease)...................     (11.6)%      7.6%       9.5%
Operating earnings...............................  $  191.1   $  397.1   $  274.6
Earnings from continuing operations..............  $   84.7   $  202.2   $  143.1
Cumulative effect of change in
  accounting principle, net of tax...............      (2.9)        --         --
Loss from discontinued operations,
  net of tax.....................................        --      (68.4)    (105.2)
Loss from disposal of discontinued operations,
  net of tax.....................................        --     (229.6)        --
                                                   --------   --------   --------
Net earnings (loss)..............................  $   81.8   $  (95.8)  $   37.9
                                                   ========   ========   ========
Diluted earnings per share from
  continuing operations..........................  $   0.96   $   2.28   $   1.55
Cumulative effect from change in
  accounting principle...........................     (0.03)        --         --
Diluted loss per share from
  discontinued operations........................        --      (0.77)     (1.14)
Diluted loss per share from disposal of
  discontinued operations........................        --      (2.59)        --
                                                   --------   --------   --------
Diluted earnings (loss) per share................  $   0.93   $  (1.08)  $   0.41
                                                   ========   ========   ========
EXPRESSED AS A PERCENTAGE OF NET SALES:
Gross margin.....................................      23.2%      28.6%      28.6%
Selling, general and administrative expense......      14.7%      14.0%      15.1%
Operating margin.................................       5.7%      10.4%       7.8%

     Results for 2000 include a $55.1 million pre-tax unusual charge to operating earnings ($40.0 million after tax or $0.45 per diluted share) to increase environmental reserves related to the cleanup of contamination from a former manufacturing facility and to account for the write-down of investments in certain Internet-related businesses. Results for 1999 included a $116.0 million pre-tax charge to operating earnings

($71.4 million after tax or $0.77 per diluted share) related to litigation settlements. Excluding these items, the amounts are as follows:

                                                               2001     2000     1999
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS,
                                                               EXCEPT PER SHARE DATA)
Operating earnings..........................................  $191.1   $452.2   $390.6
Operating margin............................................     5.7%    11.9%    11.0%
Earnings from continuing operations.........................  $ 84.7   $242.2   $214.5
Diluted earnings per share from continuing operations.......  $ 0.96   $ 2.73   $ 2.32

     In 2001, net sales of $3,370.8 million declined $441.1 million from 2000. Excluding acquisitions completed in 2001, sales decreased 14.1 percent for the year-over-year comparisons. The reduction in sales was experienced across all three reportable segments, but was mainly attributable to lower sales in the Boat and Marine Engine segments. Throughout 2001, weakened market conditions adversely affected domestic marine sales, particularly small boats and engines. Recreation segment sales benefited from growth in the fitness equipment business internationally, but lower sales of consumer and commercial fitness equipment in the United States, as well as reduced sales of bowling capital equipment and products, more than offset the gain.

     International sales increased $20.8 million to $859.2 million compared with $838.4 million in 2000. Sales in Europe increased $15.9 million, or 3.7 percent, to $448.0 million in 2001, reflecting stronger sales of marine engine products and fitness equipment, which were partially offset by reduced sales of boats and bowling capital equipment. Unfavorable currency trends also adversely affected international revenue comparisons. Marine engine product sales comprised the largest share of international sales in 2001.

     In 2000, net sales of $3,811.9 million improved $270.6 million over 1999. The 7.6 percent increase was primarily due to growth in the marine engine, boat and fitness equipment businesses. Marine engine sales benefited primarily from double-digit growth in international operations and good demand for low-emission outboard engines. Boat revenues rose from increased sales of larger, higher-margin boats, while increases in fitness equipment revenues resulted from double-digit sales gains in domestic and international commercial and consumer product markets.

     The Company's international sales in 2000 increased 6.7 percent to $838.4 million, a $52.8 million increase over the prior year. Sales in Europe of $432.1 million in 2000 increased $26.0 million, or 6.4 percent, over 1999. Stronger sales of marine engine products and on-going growth in fitness equipment revenues offset declines in boat sales. Sales in the Pacific Rim grew $15.0 million in 2000 to $166.4 million, with the 9.9 percent increase resulting from additional sales of marine engine products, boats and fitness equipment. Sales in both of these regions were adversely affected by unfavorable currency fluctuations between periods. Marine engine product sales comprised the largest share of international sales in 2000.

     Gross margin percentages decreased to 23.2 percent in 2001 from 28.6 percent in 2000. The 540 basis point decline in gross margin was principally due to the impact of lower production rates, plant closures and extended shutdowns. Production rates were cut to bring production in line with demand and reduce the Company's inventory levels. Gross margins also declined as a result of a shift in sales mix in the marine businesses toward international markets and lower margin products.

     The Company's gross margin percentage held constant at 28.6 percent in 2000 and 1999, as benefits were achieved from cost reductions, an improved sales mix and increased production volumes. These benefits helped to mitigate the unfavorable currency effects resulting from the sale of products that are manufactured in the United States and sold into certain foreign markets, primarily Europe and Australia.

     Selling, general and administrative (SG&A) expenses, as a percentage of net sales, increased 70 basis points to 14.7 percent in 2001 as compared to 14.0 percent in 2000. Excluding acquisitions, SG&A expenses as a percentage of net sales were 13.7 percent or 30 basis points lower than in the prior year. SG&A reductions have resulted from cost-containment efforts such as workforce reductions, hiring and wage freezes, discretion-ary spending controls, and reductions in performance-based compensation, as well as gains recognized on the sale of a testing facility and two boat plants.

     In 2000, the Company's SG&A expenses were 14.0 percent of net sales versus
15.1 percent in 1999. The significant improvement resulted from overall sales growth, as well as successful cost-containment efforts, especially in the Boat and Marine Engine segments and the bowling business. Also contributing to this improvement was better pension plan performance and decreased legal expenses in 2000, as well as spending on Year 2000 activities incurred in 1999, but not repeated in 2000.

     Operating earnings in 2001 totaled $191.1 million versus $397.1 million in 2000 and $274.6 million in 1999. Operating earnings included the previously mentioned $55.1 million pretax unusual charge in 2000 and the $116.0 million pretax litigation charges in 1999. Excluding these charges for each year, 2000 operating earnings increased 15.8 percent to $452.2 million and 1999 operating earnings increased 10.8 percent to $390.6 million. Operating margins, excluding unusual charges, were 5.7 percent in 2001, 11.9 percent in 2000 and 11.0 percent in 1999. The decline in operating earnings between 2000 and 2001 was mainly due to the decline in product sales and the reduction in gross margin, partly offset by lower SG&A expenses.

     Interest expense was $52.9 million in 2001, $67.6 million in 2000 and $61.0 million in 1999. The decrease in 2001 was primarily attributable to a decline in the average outstanding debt levels and a lower weighted-average interest rate on short-term borrowings of 4.76 percent compared with 6.58 percent in 2000. Contributing to the increase in interest expense in 2000 versus 1999 was a higher average outstanding debt balance due to increased commercial paper borrowings to fund working capital requirements, capital expenditures and stock repurchases, and a higher weighted-average interest rate on commercial paper.

     Other expense totaled $6.0 million in 2001 and $6.2 million in 2000 versus other income of $5.7 million in 1999. Contributing to the other expenses in 2001 were joint venture losses and unfavorable currency adjustments. Start-up costs incurred in 2000 in connection with an equity investment, the divestiture of a joint venture in 1999 and unfavorable currency adjustments adversely affected other income/expense comparisons between 2000 and 1999.

     The Company's effective tax rate was 36.0 percent in 2001, 37.5 percent in 2000 and 34.7 percent in 1999. Excluding the unusual charges, the effective tax rate was 36.0 percent in all three years.

     Average common shares outstanding used to calculate diluted earnings per share were 88.1 million, 88.7 million and 92.6 million in 2001, 2000 and 1999, respectively. The decrease in average shares outstanding in 2001 and 2000 was due primarily to the share repurchase program that was principally completed in the first half of 2000. See the CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES section below for additional discussion of share repurchase program activity.

     MARINE ENGINE SEGMENT

     The following table sets forth Marine Engine segment results:


                                                   2001       2000       1999
                                                 --------   --------   --------
                                                     (DOLLARS IN MILLIONS)

Net sales......................................  $1,561.6   $1,759.9   $1,614.8
Percentage increase (decrease).................     (11.3)%      9.0%
Operating earnings.............................  $  173.0   $  276.0   $  242.5
Percentage increase (decrease).................     (37.3)%     13.8%
Operating margin...............................      11.1%      15.7%      15.0%
Capital expenditures...........................  $   48.8   $   63.8   $   77.1


     Marine Engine segment sales declined 11.3 percent to $1,561.6 million in 2001 compared with 2000, primarily due to weak U.S. market conditions, especially for small boats. Domestic sales of sterndrive engines and outboard engines declined compared with the prior year. On-going efforts by dealers and boatbuilders to reduce inventory levels also contributed to the decline in sales. International sales were up 13.3 percent for the year, despite adverse currency fluctuations, reflecting more favorable economic conditions than in the domestic market and increased market share, due in part to the bankruptcy of a competitor.

     Operating earnings for the segment decreased to $173.0 million from $276.0 million, and operating margins fell 460 basis points to 11.1 percent. Lower absorption of fixed costs from reduced production rates and extended plant shutdowns primarily accounted for the decline in operating margins for 2001 compared with 2000. An unfavorable shift in sales mix from higher-margin sterndrive engines to lower-margin outboard engines, along with an increase in international sales, also accounted for some of the margin pressure. Benefits from cost-containment efforts and a reduction in salaried headcount partially mitigated these factors.

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

     Operating earnings in the segment increased 13.8 percent to $276.0 million in 2000 from $242.5 million in 1999. Operating margins for 2000 improved to 15.7 percent, 70 basis points higher than 1999. These comparisons were favorably affected by leveraging the previously mentioned increases in sales, along with benefits from increased production volumes and continued improvements in productivity. Spending for legal matters declined in 2000 versus 1999. These factors helped to mitigate the adverse effect of a stronger dollar against key currencies and the unfavorable margin differential between low-emission and traditional outboard engine offerings due to higher initial production costs.

     BOAT SEGMENT

     The following table sets forth Boat segment results:


                                              2001       2000       1999
                                            --------   --------   --------
                                                (DOLLARS IN MILLIONS)
Net sales.................................  $1,251.3   $1,574.3   $1,476.6
Percentage increase (decrease)............     (20.5)%      6.6%
Operating earnings........................  $   18.1   $  148.2   $  120.7
Percentage increase (decrease)............     (87.8)%     22.8%
Operating margin..........................       1.4%       9.4%       8.2%
Capital expenditures......................  $   35.5   $   57.4   $   46.6

     In 2001, the Boat segment sales totaled $1,251.3 million, a decrease of
20.5 percent from 2000. Excluding the acquisitions of Princecraft, Sealine and Hatteras, sales declined 24.3 percent. Weak market demand for small boats was a leading cause for the decline, although demand for larger boats also weakened in the second half of the year.

     Boat segment operating earnings totaled $18.1 million in 2001, declining $130.1 million from the prior year. Operating margins also declined, falling 800 basis points to 1.4 percent for the year. The decline in operating margins was primarily attributable to the reduced absorption of fixed costs due to lower throughput, as well as temporary shutdowns at the boat plants. These actions were taken to balance supply with demand and to reduce inventories. The costs associated with the plant closures and an unfavorable shift in product mix towards smaller boats, which carry a lower gross margin, also contributed to the decline in operating margins. A portion of the decline was offset through efforts to enhance operating effectiveness, as well as reduced costs and decreased headcount.

     The Boat segment generated $1,574.3 million in sales in 2000, an increase of 6.6 percent over 1999 sales results. The $97.7 million improvement in net sales resulted primarily from a 10 percent increase in sales of larger, higher-margin boats. Sales of smaller boats increased slightly for the year as improvements in the first half of 2000, driven by an improved mix, were partially offset by weakening demand experienced in the last half of the year. During the second half of 2000, both dealer and Company inventories of certain boat categories increased as retail demand slowed.

     In 2000, operating earnings in the Boat segment totaled $148.2 million, a
22.8 percent increase over 1999. Operating margins improved 120 basis points to
9.4 percent in 2000, up from 8.2 percent in 1999. Operating margins in 2000 benefited from a more favorable product mix resulting from increased sales of larger, higher-margin boats and improved pricing.

     RECREATION SEGMENT

     The following table sets forth Recreation segment results:

                                                               2001     2000     1999
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Net sales...................................................  $765.8   $770.7   $733.4
Percentage increase (decrease)..............................    (0.6)%    5.1%
Operating earnings..........................................  $ 35.7   $ 73.1   $ 73.9
Percentage decrease.........................................   (51.2)%   (1.1)%
Operating margin............................................     4.7%     9.5%    10.1%
Capital expenditures........................................  $ 25.7   $ 31.8   $ 41.9

     In 2001, the Recreation segment reported sales of $765.8 million, down 0.6 percent from $770.7 million in 2000. Excluding the acquisition of Omni Fitness, a specialty retailer, sales for the segment declined 5.3 percent. Sales of fitness equipment increased 15.5 percent compared with the prior year, including the effects of Omni Fitness. Sales gains in international fitness markets were partially offset by reduced consumer product sales, as well as lower domestic sales of commercial products, as health club chains delayed expansion and upgrade projects due to the weakening economy. Retail bowling center sales were up slightly on an "equivalent center" basis. Bowling equipment sales, including capital equipment, balls, supplies and other accessories, declined due to weakness in domestic and international markets, along with efforts to reduce wholesale inventories.

     The Recreation segment reported operating earnings of $35.7 million in 2001 compared with $73.1 million in 2000. Operating margins declined 480 basis points to 4.7 percent for the year-to-date period. The Recreation segment operating margin reductions compared with 2000 primarily reflect the lower absorption of fixed costs due to temporary plant shutdowns and production rate reductions, partially offset by cost-containment efforts.

     In 2000, the Recreation segment reported sales of $770.7 million, up 5.1 percent from $733.4 million in 1999. The segment's sales growth was driven by a strong performance from the fitness equipment business, which reported a 20 percent increase in sales resulting from double-digit gains in both commercial and consumer products. Revenues from commercial fitness equipment products improved primarily due to increased sales to health clubs and the military in the United States as well as in international markets. New product introductions and increased distribution drove the growth in consumer exercise equipment sales. Bowling and billiards sales were down 5 percent for the year principally due to a reduction in sales of bowling products. Revenues from retail bowling centers also declined; however, the decrease was due to a reduction of six bowling centers versus the prior year. Revenues from renovated bowling centers (Brunswick Zones) were up 10 percent over the prior year.

     The Recreation segment's operating earnings totaled $73.1 million in 2000 versus $73.9 million in 1999, and operating margins fell 60 basis points to 9.5 percent in 2000. The decline in operating margins was attributable to the unfavorable impact of a stronger dollar on the European operations in the fitness equipment business, along with continued investment spending on new products and market development. These factors were partially offset by cost-containment efforts in the bowling and billiards businesses.

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

     The Company substantially completed the disposal of its discontinued operations as of December 31, 2001. The sale of the hunting sports accessories, cooler and North American fishing businesses were completed in 2001, and the sale of the bicycle and camping businesses were completed in 2000. Cash generated from these dispositions, including cash proceeds, net of costs to sell, cash required to fund operations through disposition and related tax benefits realized in connection with the divestitures, was approximately $275 million after tax.

     Discontinued operations experienced losses of $68.4 million in 2000 and $105.2 million in 1999. Losses from discontinued operations included the results of operations from the hunting sports accessories, marine accessories and cooler businesses through September 30, 2000, and from the fishing, camping and bicycle businesses through June 30, 2000. Losses relating to these businesses subsequent to these dates were estimated and provided for in the loss on the disposition of these businesses.

     The 2000 loss from discontinued operations of $68.4 million included the write-off of goodwill and other long-term assets related to the camping business ($76.0 million pre-tax, $50.0 million after tax) that was recorded in the second quarter of 2000. The write-off was necessary as the Company determined that additional actions would not improve operating performance to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, consisting primarily of severance in the fishing and camping businesses, necessitated by a change in business conditions and the decision to outsource the manufacture of fishing reels that were previously produced in-house.

     The loss from disposal recorded in 2000 totaled $305.3 million pre-tax and $229.6 million after tax. The losses associated with the disposition of these businesses were based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses from the date the decision was made to dispose of the businesses through the actual disposition date. The tax benefits associated with the disposal reflect the non-deductibility of losses on the sale of the cooler business.

     Losses from discontinued operations of $105.2 million for 1999 included a $178.0 million pre-tax strategic charge ($114.0 million after tax). Despite the Company's successful initiatives to expand distribution and reduce costs in its bicycle business, the profitability of the business eroded as competition from Asian imports substantially reduced market pricing for bicycles. While the price competition affected virtually all bicycles, the effects were extremely pronounced at the opening price points where the Company's bicycle offerings were concentrated. Consequently, in the fourth quarter of 1999, the Company determined that the goodwill associated with this business was impaired. Additionally, to further reduce costs, the Company committed to plans to exit manufacturing, reduce warehouse capacity and administrative expenses and rationalize product offerings. As a result of these actions, the Company recorded $178.0 million of charges in the bicycle business. These charges included the write-off of goodwill of $133.6 million, inventory write-downs of $27.0 million, fixed asset write-downs of $10.5 million and other incremental costs of $6.9 million. Additional costs of $7.0 million for severance and other incremental costs related to the 1999 charge were recorded in the first quarter of 2000 and are part of the $68.4 million after-tax loss reported from discontinued operations in 2000.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth an analysis of cash flow for the years ended December 31, 2001, 2000 and 1999 (in millions):

                                                               2001     2000      1999
                                                              ------   -------   -------
EBITDA*.....................................................  $345.5   $ 594.8   $ 537.7
Changes in working capital..................................   (10.9)   (163.2)    (53.5)
Interest expense............................................   (52.9)    (67.6)    (61.0)
Tax receipts (payments).....................................    26.6     (55.2)   (115.9)
Other.......................................................    (9.0)    (57.8)    (56.9)
                                                              ------   -------   -------
  Cash provided by operating activities of continuing
     operations.............................................   299.3     251.0     250.4
  Cash used for investing activities of continuing
     operations**...........................................   (85.9)   (188.1)   (176.1)
                                                              ------   -------   -------
  Free cash flow ***........................................  $213.4   $  62.9   $  74.3
                                                              ======   =======   =======
  Cash flow from discontinued operations (pre-tax)..........  $107.4   $  45.3   $   8.9
                                                              ======   =======   =======

  * EBITDA is defined as net earnings, adjusted for unusual charges and discontinued operations (as previously described), before interest, taxes, depreciation and amortization. EBITDA is presented to assist in the analysis of cash from operations. However, it is not intended as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles.

 ** Comprised principally of capital expenditures and excludes acquisition and disposition activities.

*** Free cash flow is defined as cash flow from operating and investing activities of continuing operations, excluding acquisition, disposition and financing activities.

     Cash generated from operating activities, available cash balances and selected borrowings are the Company's major sources of funds for investments and dividend payments.

     Net cash provided by operating activities of continuing operations totaled $299.3 million in 2001, compared with $251.0 million in 2000 and $250.4 million in 1999. Cash provided from operating activities included changes in working capital that resulted in a use of $10.9 million, $163.2 million and $53.5 million in 2001, 2000 and 1999, respectively. Inventories were $557.4 million at December 31, 2001, versus $510.7 million at December 31, 2000. Inventory, excluding acquired inventory balances, decreased $39.4 million in 2001 compared to an increase of $104.3 million in 2000. Accounts and notes receivable totaled $361.9 million at December 31, 2001, compared with $419.9 million at December 31, 2000. The $58.0 million decrease in net receivables versus the prior year was due primarily to lower sales activity and weaker business conditions in 2001.

     Tax receipts in 2001 reflect the realization of tax benefits associated with the divestitures. Tax payments in 2000 reflect benefits realized from antitrust settlement payments made in 2000 and 1999. Tax payments in 1999 reflect benefits realized on losses associated with strategic charges recorded in 1998 and 1997. Other operating cash flow activities included payments made by the Company for litigation settlements totaling $6.6 million in 2001, $49.4 million in 2000 and $57.6 million in 1999.

     The Company invested $111.4 million, $156.0 million and $166.8 million in capital expenditures in 2001, 2000 and 1999, respectively. The largest portion of these expenditures was made for on-going investments to introduce new products, expand product lines and achieve improved production efficiencies and product quality.

     Cash paid for acquisitions, net of debt and cash acquired, totaled $134.4 million for 2001, comprised primarily of consideration paid for Hatteras Yachts, a leading manufacturer of sportfishing convertibles and motoryachts; Sealine, a leading manufacturer of luxury sports cruisers and motoryachts; and Princecraft, a manufacturer of aluminum fishing, deck and pontoon boats. Investments totaling $38.1 million and $13.6 mil-lion for 2000 and 1999, respectively, were primarily comprised of amounts invested in Internet-related businesses and fitness equipment distribution alliances. In addition, in 1999 the Company invested $4.2 million to acquire two international boat companies.

     The Company anticipates spending approximately $135 million for capital expenditures in 2002. About one-half of the capital spending is expected to be for new and upgraded products, about one-third for necessary maintenance spending and the balance targeted toward cost reductions and investments in information technology. The Company will continue to evaluate acquisitions and other investment opportunities as they arise.

     Cash and cash equivalents totaled $108.5 million at the end of 2001, compared with $125.2 million in 2000. Total debt at year-end 2001 was $640.2 million versus $774.5 million at the end of 2000. The decrease in total debt outstanding is due principally to decreases in short-term commercial paper borrowings. Debt-to-capitalization ratios were 36.6 percent at December 31, 2001, and 42.1 percent at December 31, 2000. The Company has a $400.0 million long-term credit agreement with a group of banks described in NOTE 10, DEBT, in the Notes to Consolidated Financial Statements, that serves as support for commercial paper borrowings. There were no borrowings under the credit agreement at December 31, 2001. Under the terms of the long-term credit agreement, the Company has multiple borrowing options, and, if utilized, the borrowing rate, as calculated in accordance with those terms, would have been 2.07 percent at December 31, 2001. The Company also has $600.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

     The Company announced in 2001 that it would begin paying dividends annually rather than quarterly, beginning in 2002, in order to reduce administrative costs. Future dividends, as declared at the discretion of the Board of Directors, will be paid in December.

     No stock repurchases occurred during 2001. For the years ended December 31, 2000 and 1999, the Company spent $87.1 million and $18.3 million, respectively, to repurchase stock under two repurchase programs. On February 8, 2000, the Company announced a program to repurchase $100 million of its common stock from time to time in the open market or through privately negotiated transactions. During the first half of 2000, the Company repurchased 4.6 million shares of its common stock for $84.7 million in open market transactions under this program. The Company also has a program, which was initiated in 1997, to systematically repurchase up to five million shares of its common stock to offset shares the Company expects to issue under its stock option and other compensation plans. Under this program, the Company repurchased 0.1 million and
0.8 million shares for $2.4 million and $18.3 million in 2000 and 1999, respectively. A total of 2.7 million additional shares may be repurchased under this program. Future repurchases of the Company's common stock under existing repurchase programs will be considered; however, in the short-term the Company intends to use excess cash to reduce debt.

     The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company's short-term and long-term needs.

LEGAL PROCEEDINGS

     On January 22, 2002, the United States Supreme Court granted discretionary review of the case Sprietsma vs. Mercury Marine, a "propeller guard" case on appeal from the Illinois Supreme Court. At issue in Sprietsma is whether federal law preempts tort claims alleging that marine engines should be equipped with devices designed to protect against propeller injuries. Nine federal courts and many state courts, including the Illinois Supreme Court in Sprietsma, have previously found such claims to be preempted by the United States Coast Guard's 1990 decision, pursuant to the Federal Boat Safety Act, not to require propeller guards. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     On September 6, 2001, the Federal Trade Commission (FTC) informed the Company that it had closed an investigation concerning the Company's bidding for certain assets of Outboard Marine Corporation (OMC) as a part of OMC's bankruptcy. On October 5, 2001, the FTC also informed the Company that it had closed a separate investigation commenced in 1997 concerning certain of the Company's marketing practices related to the sale of sterndrive marine engines to boatbuilders and dealers.

     On October 27, 1999, the United States Tax Court upheld an Internal Revenue Service (IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. The Company appealed the Tax Court ruling to the United States Court of Appeals for the District of Columbia and posted a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the appeal. On December 21, 2001, the Court of Appeals rendered a decision vacating the Tax Court's opinion and remanded the case to the Tax Court for reconsideration in light of an earlier Court of Appeals decision. If, on remand to the Tax Court, the Company does not prevail, the net amount of taxes due, plus interest, net of tax, would be approximately $135 million. The Company has settled all other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would decrease the total net amount to approximately $53 million, which would likely be payable in 2003. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In 1994, one of Life Fitness' competitors, Precor, Incorporated, filed a complaint in federal court in Seattle, Washington, involving one of Life Fitness' treadmills. The lawsuit claimed that Life Fitness had engaged in unfair competitive practices in violation of the Washington State Consumer Protection Act and that certain of its treadmills infringed a design patent held by Precor. Life Fitness then filed an infringement claim against Precor, in connection with Life Fitness' '207 patent for its flexible treadmill deck. On October 26, 1999, the jury awarded Precor, now a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in connection with Precor's design infringement claim against the Company, as successor in interest to the predecessor entities of its Life Fitness division. The jury also rejected Life Fitness' '207 patent claim. Precor was awarded up to $5.3 million in attorneys' fees and prejudgment interest on the damage award. The Company appealed the verdict and the award of attorneys' fees to the United States Court of Appeals for the Federal Circuit. On June 27, 2001, the Court of Appeals issued its decision upholding the lower court's finding that Life Fitness' '207 patent claim was invalid, and reversing the lower court's finding that Life Fitness infringed Precor's design patent. The Court of Appeals remanded the award of attorneys' fees to the lower court for a redetermination based on the reversal of the willful infringement finding. On January 10, 2002, the federal court ruled that Precor is entitled only to those attorneys' fees directly attributable to the unfair competition claims under the Washington State Consumer Protection Act. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In January 2000, Precor filed suit against Life Fitness in federal court in Washington alleging that certain of Life Fitness' cross-trainer exercise machines infringed Precor's Miller '829 patent. In 1999, before Precor filed its lawsuit, the Miller '829 patent was re-examined by the U.S. Patent & Trademark Office (PTO) and was rejected. The lawsuit was stayed while Precor sought a reissuance of the Miller patent by the PTO. The PTO issued a modified patent on March 5, 2002. Precor has announced that it would petition the court to lift the stay and continue its lawsuit against Life Fitness. The Company does not believe that its machines infringe the patent, as modified, but is unable to predict the outcome of the second Precor case.

     Vapor Corporation, a former subsidiary that the Company divested in 1990, has been named in a number of asbestos-related lawsuits, the first of which was filed in 1988. The Company retained certain liabilities of Vapor, requiring it to respond to these suits. The suits, most of which involve numerous other defendants, allege that steam generators manufactured by Vapor prior to the Company's ownership contained small amounts of asbestos. The generators were used to heat railroad cars and the primary means of potential exposure appears to have been to railroad workers performing inspections or repairs to the generators. Neither the Company nor Vapor is alleged to have manufactured asbestos. Early in the litigation, the Company's insurers settled a number of claims for nominal amounts, while a number of other claims have been dismissed.

No suit has yet gone to trial. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is also involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, involving both on-and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company is also involved in a number of voluntary environmental remediation actions addressing contamination resulting from historic activities on its present and former plant properties. The Company has established reserves based on a range of current cost estimates for all known claims. Refer to NOTE 7, COMMITMENTS AND CONTINGENCIES, in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements of environmental proceedings.

ENGINE EMISSION REGULATIONS

     U.S. Environmental Protection Agency (EPA) regulations finalized in 1996 require that certain exhaust emissions from gasoline marine outboard engines be reduced by 8.3 percent per year for nine years beginning with the 1998 model year. The Company has implemented a plan that meets the EPA compliance schedule. It includes both modifying automotive two-stroke direct fuel injection technology for marine use and substituting certain two-stroke engines with four-stroke engines. Both of these technologies yield emission reductions of 80 percent or better. More recently, the California Air Resources Board (CARB) voted to adopt regulations more stringent than the EPA regulations. These regulations accelerated the applicability of the EPA targeted emissions reductions from 2006 to 2001. This affected new engines sold in California beginning with the model year 2001, with further emission reductions scheduled in 2004 and 2008. The Company met the 2001 requirements and believes that its current implementation plan designed to meet the EPA exhaust emissions regulations will allow the Company to comply with the more stringent regulations as currently proposed by CARB. The Company expects the amount of low-emission engine sales as a percentage of total Marine Engine segment sales to continue to increase and anticipates that it will continue to invest in development of low-emission engine technologies.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead reviewed annually for impairment. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001, will be ceased at January 1, 2002. Goodwill on acquisitions completed subsequent to June 30, 2001, is not amortized, but instead will be reviewed annually for impairment. The Company is currently assessing SFAS No. 142 and has not yet made a determination of the impact that adoption will have on the consolidated financial statements. Amortization expense arising from goodwill and other intangible assets that will no longer be amortized under the provisions of the new rules was approximately $17.2 million and $15.3 million in 2001 and 2000, respectively.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. SFAS No. 144 is required to be adopted no later than the fiscal year beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one new common currency - the Euro. The transition period for the introduction of the Euro extends through 2002. Beginning in January 2002, new Euro-denominated bills and coins will be issued. The Company has evaluated, and will continue to evaluate, the effects on its operations of the conversion to the Euro. The costs to prepare for this conversion, including the costs to adapt information systems, have not been and are not expected to be material to the Company's results of operations, financial position or cash flows. The Company does not currently expect the introduction and use of the Euro to have a material effect on its foreign exchange and hedging activities, or on its use of derivative financial instruments. While the Company does not expect the Euro conversion to have a material effect on its operations, some uncertainty exists as to the effect that the conversion to the Euro will have on the markets for the Company's products. Accordingly, the effect on the Company's operations cannot be predicted with certainty.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report may include words such as "expect," "anticipate," "believe," "may," "should," "could," or "estimate." These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to:

- General economic conditions and consumer confidence, and resultant demand for the Company's products, particularly in the United States and Europe:
        Like many companies, the Company's revenues were adversely affected by the U.S. recession. The Company's future results may continue to suffer if general economic conditions do not improve.

-  The effect of interest rates and fuel prices on demand for marine products:
        The Company's marine products particularly boats are often financed, and higher interest rates can retard demand for these products. The Company's marine businesses are somewhat fuel-cost-sensitive, and higher fuel costs can also hurt demand.

-  Adverse weather conditions retarding sales of marine products:
        Sales of the Company's marine products are generally more robust just before and during spring and summer, and favorable weather during these months tends to have a positive effect on consumer demand. Conversely, poor weather conditions during these periods can retard demand.

- The market impact of the liquidation of a bankrupt marine competitor's inventory and the acquisition of that competitor's marine engine assets by other marine companies:
        The Company's Marine Engine segment has gained market share as a result of the bankruptcy of a key competitor. The acquisition of the assets of that competitor, however, may erode those market share gains.

-  Shifts in currency exchange rates:
        The Company manufactures its products predominately in the United States, though international manufacturing is increasing. A strong U.S. dollar can make the Company's products less price-competitive relative to locally produced products in international markets where currencies are weaker. The Company is focusing on international manufacturing and global sourcing in part to offset this risk.

-  Competitive pricing pressures:
        Across all of the Company's product lines, introduction of lower-cost alternatives can hurt the Company's competitive position. The Company's efforts at cost-containment, commitment to quality products, and excellence in operational effectiveness and customer service are designed in part to offset this risk.

- Inventory adjustments by the Company, its major dealers, retailers and independent boatbuilders:
        The Company's inventory reduction efforts have focused on reducing production, which results in lower rates of absorption of fixed costs and thus lower margins. In addition, as the Company's dealers and retailers, as well as independent boatbuilders who purchase the Company's marine engine products, adjust inventories downward, wholesale demand for the Company's products diminishes. This hurts the Company's short-term results and could hurt the Company's ability to meet increased demand when the U.S. economy recovers and demand increases.

-  Financial difficulties experienced by dealers and independent boatbuilders:
        The U.S. economic downturn has adversely affected many of the Company's dealers. As the main channel for the Company's products, dealer health is critical to the Company's continued success. In addition, a substantial portion of the Company's engine sales are made to independent boatbuilders. As a result, the Company's financial results can be influenced by the financial well-being of these independent boatbuilders.

-  The ability to maintain effective distribution:
        The Company sells the majority of its products through third parties such as dealers, retailers and distributors. Maintaining good relationships with existing distribution partners, and establishing new distribution channels where appropriate, is critical to the Company's continued success.

- The Company's ability to complete environmental remediation efforts at the cost estimated:
        As discussed in PART I, ITEM 3 above, the Company is subject to several environmental proceedings, some of which involve costly remediation efforts over extended periods of time. The Company believes that it is adequately reserved for these environmental obligations, but significant increases in the costs of these programs could hurt the Company's results of operations in the period or periods in which additional reserves or outlays are deemed necessary.

- The Company's ability to develop product technologies which comply with regulatory requirements:
        As discussed in PART I, ITEM 3 above, the Company's Marine Engine Segment is subject to emissions standards that require ongoing efforts to bring the Company's engine products in line with regulatory requirements. The Company believes that these efforts are on track and will be successful, but unforeseen delays in these efforts could have an adverse effect on the Company's results of operations.

- The success of marketing and cost-management programs and the Company's ability to develop and produce new products and technologies:
        The Company is constantly subject to competitive pressures. The Company's continuing ability to respond to these pressures, particularly through cost-containment initiatives, marketing strategies, and the introduction of new products and technologies, are critical to the Company's continued success.

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

     The Company uses foreign currency forward and option contracts to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. The Company's principal currency exposures relate to the Euro, Canadian dollar, Japanese yen, British pound and Australian dollar. Hedging of anticipated transactions is accomplished with financial instruments as the maturity date of the instrument, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. Hedging of an asset or liability is accomplished through the use of financial instruments as the gain or loss on the hedging instrument offsets the gain or loss on the asset or liability.

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

     The Company uses a value-at-risk (VAR) computation to estimate the maximum one-day reduction in pre-tax earnings related to its foreign currency, interest rate and commodity price-sensitive derivative financial instruments. The VAR computation includes the Company's debt, foreign currency forwards, interest rate swap agreements and commodity swap agreements.

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


                                                AMOUNT
                                                  IN       TIME    CONFIDENCE
RISK CATEGORY                                  MILLIONS   PERIOD     LEVEL
-------------                                  --------   ------   ----------
Foreign exchange.............................    $0.3     1 day        95%
Interest rates...............................    $5.8     1 day        95%
Commodity prices.............................    $0.6     1 day        95%

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

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors of the Company and Section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2002 (the Proxy Statement). All of the foregoing information is hereby incorporated by reference. The Company's executive officers are listed herein on pages 11 to 13.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this report on pages 32 to 65.

         2. The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule is filed as part of this report on page 65.

         3. The exhibits listed in the accompanying Index to Exhibits are filed as part of the 10-K unless noted otherwise.

     (b)  Reports on Form 8-K

     None

     (c)  Exhibits

     See Exhibit Index on pages 66 to 68.

     (d)  Financial Statement Schedule

     See Index to Financial Statements and Financial Statement Schedule on page 32.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               BRUNSWICK CORPORATION

By: /s/ VICTORIA J. REICH                      By: /s/ PETER G. LEEMPUTTE
    -----------------------------------------  -----------------------------------------
    Victoria J. Reich                              Peter G. Leemputte
    Senior Vice President and Chief Financial      Vice President and Controller
Officer

March 8, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                  SIGNATURE                                             TITLE
---------------------------------------------   -----------------------------------------------------

GEORGE W. BUCKLEY                               Chairman and Chief Executive Officer
                                                (Principal Executive Officer) and Director

VICTORIA J. REICH                               Senior Vice President and Chief Financial Officer
                                                (Principal Financial Officer)

PETER G. LEEMPUTTE                              Vice President and Controller (Principal Accounting
                                                Officer)

NOLAN D. ARCHIBALD                              Director

DORRIT J. BERN                                  Director

JEFFREY L. BLEUSTEIN                            Director

MICHAEL J. CALLAHAN                             Director

MANUEL A. FERNANDEZ                             Director

PETER B. HAMILTON                               Vice Chairman and President--
                                                Brunswick Bowling & Billiards and Director

PETER HARF                                      Director

JAY W. LORSCH                                   Director

BETTYE MARTIN MUSHAM                            Director

GRAHAM H. PHILLIPS                              Director

ROBERT L. RYAN                                  Director

ROGER W. SCHIPKE                                Director

     Peter G. Leemputte, as Principal Accounting Officer and pursuant to a Power of Attorney (executed by each of the other officers and directors listed above and filed with the Securities and Exchange Commission, Washington, D.C.), by signing his name hereto does hereby sign and execute this report of Brunswick Corporation on behalf of each of the officers and directors named above in the capacities in which the names of each appear above.

                                          By: /s/ PETER G. LEEMPUTTE
                                            ------------------------------------
                                            Peter G. Leemputte
                                            Vice President and Controller

March 8, 2002

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                             BRUNSWICK CORPORATION

                                                               PAGE
                                                               ----
FINANCIAL STATEMENTS:

Report of Management........................................    33

Report of Independent Public Accountants....................    34

Consolidated Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999..........................    35

Consolidated Balance Sheets at December 31, 2001 and 2000...    36

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................    38

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............    39

Notes to Consolidated Financial Statements..................    40

FINANCIAL STATEMENT SCHEDULE:

Consent of Independent Public Accountants...................    64

Schedule II - Valuation and Qualifying Accounts.............    65

                             BRUNSWICK CORPORATION
                              REPORT OF MANAGEMENT

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

January 28, 2002

                             BRUNSWICK CORPORATION
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brunswick Corporation:

     We have audited the accompanying consolidated balance sheets of Brunswick Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for certain derivatives instruments and certain hedging activities to conform with Statement of Financial Accounting Standards Nos. 133/138. As a result of the adoption, the Company recorded a $2.9 million (after tax) loss as a cumulative effect of a change in accounting principle.

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

                                          /s/ARTHUR ANDERSEN LLP

CHICAGO, ILLINOIS
JANUARY 28, 2002

                             BRUNSWICK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   FOR THE YEARS ENDED DECEMBER 31
                                                 ------------------------------------
                                                    2001         2000         1999
                                                 ----------   ----------   ----------
                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES.......................................  $3,370.8     $3,811.9     $3,541.3
Cost of sales...................................   2,587.4      2,723.3      2,527.3
Selling, general and administrative expense.....     496.4        534.2        533.7
Research and development expense................      95.9        102.2         89.7
Unusual charges.................................        --         55.1        116.0
                                                  --------     --------     --------
  OPERATING EARNINGS............................     191.1        397.1        274.6
Interest expense................................     (52.9)       (67.6)       (61.0)
Other income (expense)..........................      (6.0)        (6.2)         5.7
                                                  --------     --------     --------
  EARNINGS BEFORE INCOME TAXES..................     132.2        323.3        219.3
Income tax provision............................      47.5        121.1         76.2
                                                  --------     --------     --------
  EARNINGS FROM CONTINUING OPERATIONS...........      84.7        202.2        143.1
Cumulative effect of change in accounting
  principle, net of tax.........................      (2.9)          --           --
Loss from discontinued operations, net of tax...        --        (68.4)      (105.2)
Loss from disposal of discontinued operations,
  net of tax....................................        --       (229.6)          --
                                                  --------     --------     --------
  NET EARNINGS (LOSS)...........................  $   81.8     $  (95.8)    $   37.9
                                                  ========     ========     ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations.............  $   0.96     $   2.28     $   1.56
Cumulative effect of change in accounting
  principle.....................................     (0.03)          --           --
Loss from discontinued operations...............        --        (0.77)       (1.14)
Loss from disposal of discontinued operations...        --        (2.59)          --
                                                  --------     --------     --------
  Net earnings (loss)...........................  $   0.93     $  (1.08)    $   0.41
                                                  ========     ========     ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations.............  $   0.96     $   2.28     $   1.55
Cumulative effect of change in accounting
  principle.....................................     (0.03)          --           --
Loss from discontinued operations...............        --        (0.77)       (1.14)
Loss from disposal of discontinued operations...        --        (2.59)          --
                                                  --------     --------     --------
  Net earnings (loss)...........................  $   0.93     $  (1.08)    $   0.41
                                                  ========     ========     ========
AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share........................      87.8         88.7         92.0
Diluted earnings per share......................      88.1         88.7         92.6

CASH DIVIDENDS DECLARED PER COMMON SHARE........  $   0.50     $   0.50     $   0.50

  The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                               (DOLLARS IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost, which approximates
     market.................................................   $  108.5     $  125.2
  Accounts and notes receivable, less allowances of $26.1
     and $21.2..............................................      361.9        419.9
  Inventories
     Finished goods.........................................      317.2        288.1
     Work-in-process........................................      180.9        153.6
     Raw materials..........................................       59.3         69.0
                                                               --------     --------
       Net inventories......................................      557.4        510.7
                                                               --------     --------
  Prepaid income taxes......................................      307.5        367.8
  Prepaid expenses..........................................       38.9         48.6
  Income tax refunds receivable.............................       26.7         57.4
  Net assets of discontinued operations offered for sale....         --        107.4
                                                               --------     --------
       CURRENT ASSETS.......................................    1,400.9      1,637.0
                                                               --------     --------
PROPERTY
  Land......................................................       68.4         64.6
  Buildings.................................................      426.3        408.6
  Equipment.................................................      998.5        967.7
                                                               --------     --------
       Total land, buildings and equipment..................    1,493.2      1,440.9
  Accumulated depreciation..................................     (803.8)      (756.8)
                                                               --------     --------
       Net land, buildings and equipment....................      689.4        684.1
  Unamortized product tooling costs.........................      116.2        119.1
                                                               --------     --------
       NET PROPERTY.........................................      805.6        803.2
                                                               --------     --------
OTHER ASSETS
  Goodwill..................................................      474.4        391.8
  Other intangibles.........................................      128.9        116.1
  Investments...............................................       80.4         73.0
  Other long-term assets....................................      267.3        180.6
                                                               --------     --------
       OTHER ASSETS.........................................      951.0        761.5
                                                               --------     --------

TOTAL ASSETS................................................   $3,157.5     $3,201.7
                                                               ========     ========

  The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                               (DOLLARS IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including current maturities of long-term
     debt...................................................   $   40.0     $  172.7
  Accounts payable..........................................      214.5        238.6
  Accrued expenses..........................................      648.2        641.8
                                                               --------     --------
     CURRENT LIABILITIES....................................      902.7      1,053.1
                                                               --------     --------
LONG-TERM DEBT
  Notes, mortgages and debentures...........................      600.2        601.8
                                                               --------     --------
DEFERRED ITEMS
  Income taxes..............................................      185.2        215.4
  Postretirement and postemployment benefits................      216.1        196.5
  Compensation and other....................................      142.4         67.8
                                                               --------     --------
     DEFERRED ITEMS.........................................      543.7        479.7
                                                               --------     --------
COMMON SHAREHOLDERS' EQUITY
  Common stock; authorized: 200,000,000 shares, $0.75 par
     value; issued: 102,538,000 shares......................       76.9         76.9
  Additional paid-in capital................................      316.2        314.5
  Retained earnings.........................................    1,079.4      1,041.4
  Treasury stock, at cost:
     14,739,000 and 15,194,000 shares.......................     (289.8)      (296.4)
  Unamortized ESOP expense and other........................      (27.1)       (41.9)
  Accumulated other comprehensive income (loss).............      (44.7)       (27.4)
                                                               --------     --------
     COMMON SHAREHOLDERS' EQUITY............................    1,110.9      1,067.1
                                                               --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $3,157.5     $3,201.7
                                                               ========     ========

  The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE YEARS ENDED DECEMBER 31
                                               ---------------------------------
                                                  2001        2000       1999
                                                ---------   ---------  ---------
                                                          (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss).........................  $  81.8     $ (95.8)    $  37.9
  Depreciation and amortization...............    160.4       148.8       141.4
  Changes in noncash current assets and
   current liabilities
     Change in accounts and notes
      receivable..............................     51.1       (69.4)      (77.2)
     Change in inventory......................     39.4      (104.3)      (39.8)
     Change in prepaid expenses...............     10.7         2.6        (4.4)
     Change in accounts payable...............    (47.5)      (10.4)       34.3
     Change in accrued expense................    (64.6)       18.3        33.6
  Income taxes................................     72.4        65.9       (39.7)
  Antitrust litigation settlement payments....     (6.6)      (49.4)      (57.6)
  Unusual charge..............................       --        55.1       116.0
  Loss from discontinued operations...........       --       298.0       105.2
  Other, net..................................      2.2        (8.4)        0.7
                                                -------     -------     -------
     NET CASH PROVIDED BY CONTINUING
      OPERATIONS..............................    299.3       251.0       250.4
     NET CASH PROVIDED BY DISCONTINUED
      OPERATIONS..............................     31.5         5.8        48.8
                                                -------     -------     -------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES..............................    330.8       256.8       299.2
                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures........................   (111.4)     (156.0)     (166.8)
  Investments.................................       --       (38.1)      (13.6)
  Acquisitions of businesses, net of debt
   and cash acquired..........................   (134.4)         --        (4.2)
  Proceeds on the sale of property, plant
   and equipment..............................     26.8        10.5        13.1
  Other, net..................................     (1.3)       (4.5)       17.3
                                                -------     -------     -------
     NET CASH USED FOR CONTINUING OPERATIONS..   (220.3)     (188.1)     (154.2)
     NET CASH PROVIDED BY (USED FOR)
      DISCONTINUED OPERATIONS.................     75.9        39.5       (39.9)
                                                -------     -------     -------
     NET CASH USED FOR INVESTING ACTIVITIES...   (144.4)     (148.6)     (194.1)
                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net issuances (repayments) of commercial
   paper and other short-term debt............   (144.4)       57.5       (59.7)
  Payments of long-term debt including
   current maturities.........................    (24.7)      (13.1)      (15.6)
  Cash dividends paid.........................    (43.8)      (44.3)      (45.9)
  Stock repurchases...........................       --       (87.1)      (18.3)
  Stock options exercised.....................      9.8         3.2         9.1
                                                -------     -------     -------
     NET CASH USED FOR FINANCING ACTIVITIES...   (203.1)      (83.8)     (130.4)
                                                -------     -------     -------
Net increase (decrease) in cash and cash
 equivalents..................................    (16.7)       24.4       (25.3)
Cash and cash equivalents at January 1........    125.2       100.8       126.1
                                                -------     -------     -------
CASH AND CASH EQUIVALENTS AT DECEMBER 31......  $ 108.5     $ 125.2     $ 100.8
                                                =======     =======     =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid...............................  $  52.6     $  71.3     $  57.7
  Income taxes paid (received), net...........  $ (26.6)    $  55.2     $ 115.9
  Treasury stock issued for compensation
   plans and other............................  $  12.8     $   3.7     $  18.1

  The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                        ADDITIONAL                         UNAMORTIZED        OTHER
                               COMMON    PAID-IN     RETAINED   TREASURY   ESOP EXPENSE   COMPREHENSIVE
                               STOCK     CAPITAL     EARNINGS    STOCK      AND OTHER     INCOME (LOSS)    TOTAL
                               ------   ----------   --------   --------   ------------   -------------   --------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE, DECEMBER 31, 1998...  $76.9      $311.5     $1,189.5   $(204.7)      $(56.1)        $ (5.8)      $1,311.3
                               -----      ------     --------   -------       ------         ------       --------
COMPREHENSIVE INCOME
  Net earnings...............     --          --         37.9        --           --             --           37.9
  Currency translation
    adjustments..............     --          --           --        --           --           (5.7)          (5.7)
  Other comprehensive
    income...................     --          --           --        --           --            2.3            2.3
                               -----      ------     --------   -------       ------         ------       --------
Total comprehensive income --
  1999.......................     --          --         37.9        --           --           (3.4)          34.5
Stock repurchased............     --          --           --     (18.3)          --             --          (18.3)
Dividends ($0.50 per common
  share).....................     --          --        (45.9)       --           --             --          (45.9)
Compensation plans and
  other......................     --         2.8           --       9.0          6.8             --           18.6
                               -----      ------     --------   -------       ------         ------       --------
BALANCE, DECEMBER 31, 1999...  $76.9      $314.3     $1,181.5   $(214.0)      $(49.3)        $ (9.2)      $1,300.2
                               -----      ------     --------   -------       ------         ------       --------
COMPREHENSIVE INCOME
  Net loss...................     --          --        (95.8)       --           --             --          (95.8)
  Currency translation
    adjustments..............     --          --           --        --           --           (8.3)          (8.3)
  Other comprehensive income
    (loss)...................     --          --           --        --           --           (9.9)          (9.9)
                               -----      ------     --------   -------       ------         ------       --------
Total comprehensive income --
  2000.......................     --          --        (95.8)       --           --          (18.2)        (114.0)
Stock repurchased............     --          --           --     (87.1)          --             --          (87.1)
Dividends ($0.50 per common
  share).....................     --          --        (44.3)       --           --             --          (44.3)
Compensation plans and
  other......................     --         0.2           --       4.7          7.4             --           12.3
                               -----      ------     --------   -------       ------         ------       --------
BALANCE, DECEMBER 31, 2000...  $76.9      $314.5     $1,041.4   $(296.4)      $(41.9)        $(27.4)      $1,067.1
                               -----      ------     --------   -------       ------         ------       --------
COMPREHENSIVE INCOME
  Net earnings...............     --          --         81.8        --           --             --           81.8
  Currency translation
    adjustments..............     --          --           --        --           --           (5.0)          (5.0)
  Other comprehensive income
    (loss)...................     --          --           --        --           --          (12.3)         (12.3)
                               -----      ------     --------   -------       ------         ------       --------
Total comprehensive income --
  2001.......................     --          --         81.8        --           --          (17.3)          64.5
Dividends ($0.50 per common
  share).....................     --          --        (43.8)       --           --             --          (43.8)
Compensation plans and
  other......................     --         1.7           --       6.6         14.8             --           23.1
                               -----      ------     --------   -------       ------         ------       --------
BALANCE, DECEMBER 31, 2001...  $76.9      $316.2     $1,079.4   $(289.8)      $(27.1)        $(44.7)      $1,110.9
                               =====      ======     ========   =======       ======         ======       ========

  The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation. The consolidated financial statements of Brunswick Corporation (the Company) include the accounts of all consolidated domestic and foreign subsidiaries, after eliminating transactions between the Company and such subsidiaries.

     Reclassifications. Certain previously reported amounts have been reclassified to conform with current-year reporting.

     Use of estimates. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates. Actual results could differ materially from those estimates. These estimates affect:

     -  The reported amounts of assets and liabilities,
     - The disclosure of contingent assets and liabilities at the date of the financial statements, and
     - The reported amounts of revenues and expenses during the reporting periods.

     Estimates in these consolidated financial statements include, but are not limited to:

     -  The loss on the disposal of the discontinued operations;
     -  Losses on litigation and other contingencies;
     - Warranty, income tax, insurance, inventory valuation and environmental reserves;
     -  Allowances for doubtful accounts (both long and short term);
     -  Reserves for dealer allowances;
     -  Reserves related to restructuring activities;
     - Determination of the discount rate and other actuarial assumptions for pension and postretirement liabilities; and
     -  The valuation of investments.

     Cash and cash equivalents. The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     Inventories. Approximately 63 percent of the Company's inventories are valued at the lower of first-in, first-out (FIFO) cost or market (replacement cost or net realizable value). Inventories valued at last-in, first-out (LIFO) cost were $83.6 million and $81.0 million lower than the FIFO cost of inventories at December 31, 2001 and 2000, respectively. Inventory cost includes material, labor and manufacturing overhead.

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

     Goodwill and Other Intangibles. The excess of cost over net assets of businesses acquired is recorded as goodwill and amortized using the straight-line method over its estimated useful life, principally 40 years.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Accumulated goodwill amortization was $98.8 million and $83.9 million at December 31, 2001 and 2000, respectively. The costs of other intangible assets are amortized over their expected useful lives using the straight-line method. Accumulated amortization of other intangible assets was $174.7 million and $161.7 million at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, other intangible assets included $36.1 million and $43.3 million, respectively, which represents unamortized prior service costs, recorded as part of the additional minimum pension liability adjustment. Acquisitions after June 30, 2001 were accounted for under Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets;" therefore, goodwill and indefinite-lived intangible assets associated with the acquisitions will not be amortized.

     Investments. The Company accounts for its long-term investments that represent less than 20 percent ownership using SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has investments in certain equity securities that have readily determinable market values and are being accounted for as Available-for-Sale equity investments in accordance with SFAS No. 115. Therefore, these investments are recorded at market value with changes reflected in other comprehensive income, a component of shareholders' equity, on an after-tax basis.

     Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments and, at December 31, 2001 and 2000, such investments were recorded at the lower of cost or fair value.

     For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, the equity method of accounting is used. The Company's share of net income or losses of equity method investments is included in the Consolidated Statements of Income and was not material in any period presented. See NOTE 17, INVESTMENTS, in the Notes to Consolidated Financial Statements.

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

     Other long-term assets. Other long-term assets include pension assets and long-term notes receivable. Long-term notes receivable include cash advances made to customers, principally boatbuilders and fitness equipment retailers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable that are reduced as purchases of qualifying products are made. Amounts outstanding related to these arrangements as of December 31, 2001 and 2000, totaled $53.9 million and $65.1 million, respectively. One boatbuilder customer and its owner comprised 69 percent and 61 percent of these amounts as of December 31, 2001 and 2000, respectively. Certain agreements provide for the assignment of lease and other long-term receivables originated by the Company to third parties. The assignment is not treated as a sale of the associated receivables, but as a secured obligation under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The associated receivables and related obligations are included in Consolidated Balance Sheets under other long-term assets and deferred items - compensation and other, respectively.

     Advertising costs. Advertising and promotion costs are expensed in the year in which the advertising first takes place. Advertising and promotion costs were $67.7 million, $86.0 million and $86.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Revenue recognition. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is in compliance with SAB 101.

     The Company's revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, specifically when delivery has occurred, the sales price is fixed and determined and collectibility is reasonably assured. Provisions for discounts and rebates to customers, warranties, returns and other adjustments are provided for in the same period the related sales are recorded.

     Comprehensive income. Accumulated other comprehensive income includes currency translation adjustments, unrealized derivative and investment gains and losses, and minimum pension liability adjustments. The tax effect included in these items was $28.6 million, $14.3 million, and $4.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

     Stock-based Compensation. Employee stock options are accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at date of grant over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

     Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company's management and are not used for trading or speculative purposes. See NOTE 8, FINANCIAL INSTRUMENTS, in the Notes to Consolidated Financial Statements.

     Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at fair values. As a result of the adoption of this standard, on January 1, 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pre-tax) as a cumulative effect of a change in accounting principle, primarily resulting from interest rate swaps.

     New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized to earnings, but instead reviewed annually for impairment. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001, ceased at January 1, 2002. Goodwill on acquisitions completed after June 30, 2001, is not amortized, but instead will be reviewed annually for impairment. The Company is currently assessing SFAS No. 142 and has not yet made a determination of the impact that adoption will have on the consolidated financial statements. Amortization expense arising from goodwill and other intangible assets that will no longer be amortized under the provisions of the new rules, was approximately $17.2 million and $15.3 million in 2001 and 2000, respectively.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. SFAS No. 144 is required to be adopted no later than the fiscal year beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

2.  EARNINGS PER COMMON SHARE

     There is no difference in the net income used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is the amount of potential common stock relating to employee stock options and compensation plans. The average number of potential shares of common stock was
0.2 million in 2001, less than 0.1 million in 2000 and 0.6 million in 1999.

3.  SEGMENT INFORMATION

     The Company is a manufacturer and marketer of leading consumer brands. During 2000, the Company announced its intention to divest the businesses that comprised its former outdoor recreation segment, and realigned its remaining segments in light of these announcements. The Company's reportable segments following these announcements are: Marine Engine, Boat, and Recreation.

     The Marine Engine segment manufactures and markets a full range of outboard engines, sterndrive engines, inboard engines and propless water-jet propulsion systems, which are principally sold directly to boatbuilders, including the Company's Boat segment, or through marine retail dealers worldwide. The segment also manufactures and distributes boats in certain international markets. The Company's engine manufacturing plants are located primarily in the United States, and sales are primarily in the United States and Europe.

     The Boat segment manufactures and markets fiberglass pleasure boats, high-performance boats, offshore fishing boats and aluminum fishing, deck and pontoon boats, which are marketed primarily through dealers. The segment's boat plants are located in the United States, Canada and United Kingdom and sales are primarily in the United States. Sales to one dealer, with multiple locations, comprised approximately 19 percent of Boat segment sales in 2001.

     The Recreation segment manufactures, designs and markets fitness equipment, including treadmills, total-body cross-trainers, stationary bikes and strength-training equipment; bowling capital equipment, including lanes, pinsetters, automatic scorers; bowling balls and other accessories; billiards tables and accessories; and operates bowling centers. These products are manufactured and sourced from domestic or foreign locations. Fitness equipment is sold primarily in the United States and Europe to health clubs, military, government, corporate and university facilities, and to consumers through specialty retail shops. Bowling capital equipment is sold through a direct sales force in the United States and foreign markets, primarily Europe and Asia. Bowling balls and billiards equipment are predominantly sold in the United States and are distributed primarily through mass merchandisers, sporting goods stores and specialty shops.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information as to the operations of the Company's three operating segments is set forth below:

OPERATING SEGMENTS

                                 SALES TO CUSTOMERS            OPERATING EARNINGS       ASSETS OF CONTINUING OPERATIONS
                           ------------------------------   ------------------------   ---------------------------------
                             2001       2000       1999      2001     2000     1999      2001        2000        1999
                           --------   --------   --------   ------   ------   ------   ---------   ---------   ---------
                                                                   (IN MILLIONS)
Marine Engine............  $1,561.6   $1,759.9   $1,614.8   $173.0   $276.0   $242.5   $  772.5    $  799.0    $  725.1
Boat.....................   1,251.3    1,574.3    1,476.6     18.1    148.2    120.7      783.9       639.7       594.1
Marine eliminations......    (207.9)    (293.0)    (283.5)      --       --       --         --          --          --
                           --------   --------   --------   ------   ------   ------   --------    --------    --------
  Total Marine...........   2,605.0    3,041.2    2,807.9    191.1    424.2    363.2    1,556.4     1,438.7     1,319.2
Recreation...............     765.8      770.7      733.4     35.7     73.1     73.9      939.9       883.9       821.2
Corporate/Other..........        --         --         --    (35.7)   (45.1)   (46.5)     661.2       771.7       544.9
                           --------   --------   --------   ------   ------   ------   --------    --------    --------
  Total..................  $3,370.8   $3,811.9   $3,541.3    191.1    452.2    390.6   $3,157.5    $3,094.3    $2,685.3
                           ========   ========   ========                              ========    ========    ========
Unusual charges..........                                       --    (55.1)  (116.0)
                                                            ------   ------   ------
Operating earnings.......                                   $191.1   $397.1   $274.6
                                                            ======   ======   ======



                                         DEPRECIATION AND      RESEARCH AND
                CAPITAL EXPENDITURES       AMORTIZATION     DEVELOPMENT EXPENSE
                --------------------  -------------------  ---------------------
                 2001   2000   1999   2001    2000   1999  2001    2000    1999
                ------ ------  ------ ------ ------ -----  -----   -----   -----
                                         (IN MILLIONS)
Marine Engine. $ 48.8  $ 63.8  $ 77.1 $ 58.7 $ 55.3 $ 51.5  $58.2  $ 60.8  $53.3
Boat..........   35.5    57.4    46.6   55.5   51.0   49.3   19.7    22.5   17.7
Recreation....   25.7    31.8    41.9   43.7   40.3   39.0   18.0    18.9   18.7
Corporate.....    1.4     3.0     1.2    2.5    2.2    1.6     --      --     --
               ------  ------  ------ ------ ------ ------  -----  ------  -----
  Total....... $111.4  $156.0  $166.8 $160.4 $148.8 $141.4  $95.9  $102.2  $89.7
               ======  ======  ====== ====== ====== ======  =====  ======  =====




GEOGRAPHIC SEGMENTS

                       SALES TO CUSTOMERS        ASSETS OF CONTINUING OPERATIONS
                 ------------------------------   ------------------------------
                   2001       2000       1999      2001       2000       1999
                 --------   --------   --------   ---------  ---------  --------
                                         (IN MILLIONS)
United States... $2,511.6   $2,973.5   $2,755.7   $2,073.7   $2,020.7   $1,876.3
International...    859.2      838.4      785.6      422.6      301.9      264.1
Corporate.......       --         --         --      661.2      771.7      544.9
                 --------   --------   --------   --------   --------   --------
  Total......... $3,370.8   $3,811.9   $3,541.3   $3,157.5   $3,094.3   $2,685.3
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

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  UNUSUAL CHARGES

     Unusual charges consist of the following:

                                                      2001   2000     1999
                                                      ----   -----   ------
                                                          (IN MILLIONS)
Environmental provisions............................  $--    $41.0   $   --
Investment write-downs..............................   --     14.1       --
Antitrust litigation settlements....................   --       --    116.0
                                                      ---    -----   ------
  Total.............................................  $--    $55.1   $116.0
                                                      ===    =====   ======

5.  ASSET WRITE-DOWNS AND STRATEGIC CHARGES

     In the third quarter of 1998, the Company recorded a pre-tax charge of $50.8 million ($35.1 million after tax) to operating earnings. The charge covered exit and asset disposition costs related to strategic initiatives taken in the bowling business largely in response to the effect of the Asian economic situation. The 1998 strategic charge includes lease termination costs, severance costs, other incremental costs and asset disposition costs. These actions were substantially completed during 1999.

     The Company's activity relating to strategic charges, included as part of accrued expenses, at December 31, 2001, 2000 and 1999, were as follows:

                                                      LEASE      OTHER
                                       SEVERANCE   TERMINATION   COSTS   TOTAL
                                       ---------   -----------   -----   ------
                                                    (IN MILLIONS)
Balance at December 31, 1998.........   $ 14.2        $10.1      $10.7   $ 35.0
Activity.............................    (14.2)         1.0       (9.0)   (22.2)
                                        ------        -----      -----   ------
Balance at December 31, 1999.........       --         11.1        1.7     12.8
Activity.............................       --           --       (0.2)    (0.2)
                                        ------        -----      -----   ------
Balance at December 31, 2000.........       --         11.1        1.5     12.6
Activity.............................       --         (3.4)      (1.4)    (4.8)
                                        ------        -----      -----   ------
Balance at December 31, 2001.........   $   --        $ 7.7      $ 0.1   $  7.8
                                        ======        =====      =====   ======

     The remaining reserves relate principally to the strategic actions taken in 1998. Lease termination costs are expected to be paid out over the contractual terms of the leases.

6.  ACQUISITIONS

     Cash paid for acquisitions, net of debt and cash acquired, totaled $134.4 million for 2001, comprised primarily of consideration paid for Princecraft Boats Inc. (Princecraft), a manufacturer of fishing, deck and pontoon boats; Sealine International (Sealine), a leading manufacturer of luxury sport cruisers and motoryachts; and Hatteras Yachts, Inc. (Hatteras), a leading manufacturer of luxury sportfishing convertibles and motor-yachts. The Company acquired Princecraft on March 7, 2001, and its results are included in the Boat segment post-acquisition. The acquisition of Princecraft has been accounted for as a purchase. The Company acquired assets including inventory, net property, plant and equipment and a trademark. The Company acquired the stock of Sealine on July 3, 2001, for total consideration of approximately $68 million. Sealine's results are included in the Boat segment since the date of acquisition. The acquisition was funded through approximately $38 million in cash, the assumption of debt and the issuance of notes to certain sellers. The Company acquired the stock of Hatteras on November 30, 2001, for approximately $86 million in cash, of which $81 million was paid in 2001. The transaction provides for an additional payment of up to $20 million based on the financial performance of Hatteras during the period ending June 30, 2003. Hatteras' results are included in the Boat segment since the

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

date of acquisition. The Company has applied SFAS No. 141 and SFAS No. 142 in connection with the acquisitions of Sealine and Hatteras. Therefore, both acquisitions were accounted for under the purchase method and the goodwill and indefinite-lived intangible assets associated with these transactions will not be amortized. The fair value of the net assets acquired is subject to final purchase accounting adjustments.

     In addition, the Company also acquired the remaining interest in Omni Fitness Equipment, Inc. (Omni Fitness), a domestic retailer of fitness equipment, effective February 28, 2001. Omni Fitness' results are included in the Recreation segment, and the acquisition has been accounted for as a purchase. The Company acquired the remaining interest in satisfaction of a note with the previous owner. The Company had previously accounted for its interest in Omni Fitness under the equity method of accounting. The Company also acquired some other small businesses included in the Recreation segment.

     The purpose of the current year acquisitions was to follow part of the Company's strategy for achieving growth by pursuing aggressive marketing and brand-building activities, pursuing international opportunities and leveraging core competencies. The 2001 acquisitions resulted in goodwill of $96.3 million. Acquisitions in 2001 were not material to the Company's results of operations and total assets.

     No acquisitions occurred in 2000. Cash consideration paid for acquisitions in 1999 totaled $4.2 million. The acquisitions were accounted for as purchases and resulted in goodwill of $2.6 million in 1999. The assets and liabilities of the acquired companies have been recorded in the Company's consolidated financial statements at their estimated fair values at the acquisition dates. The operating results of each acquisition are included in the Company's results of operations since the date of acquisition.

7.  COMMITMENTS AND CONTINGENCIES

     Financial Commitments. The Company has entered into agreements, which are customary in the marine industry, that provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Repurchases and losses incurred under these agreements have not had a significant effect on the Company's results of operations. The maximum potential repurchase commitments were approximately $205 million at December 31, 2001, and approximately $214 million at December 31, 2000.

     The Company also has various agreements with financial institutions that provide limited recourse on bowling capital equipment, fitness equipment and marine equipment sales. Recourse losses have not had a significant effect on the Company's results of operations. The maximum potential recourse liabilities outstanding under these programs at December 31, 2001 and 2000, were approximately $47 million and $55 million, respectively. Certain of these agreements provide for the assignment of lease and other long-term receivables originated by the Company to third parties. The assignment is not treated as a sale of the associated receivables, but as a secured obligation under SFAS No.
140. The associated receivables and related obligations are included in other long-term assets and deferred items - compensation and other, respectively.

     The Company had outstanding standby letters of credit and financial guarantees of approximately $104 million and $102 million at December 31, 2001 and 2000, respectively, representing conditional commitments whereby the Company guarantees performance to a third party. Included in the amounts for 2001 and 2000 was a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the Company's appeal of a United States Tax Court determination and a $13.0 million surety bond to secure damages awarded in a suit in October 1999 while the Company pursues its appeal. The remaining commitments include guarantees of payments under certain of the Company's insurance programs and other guarantees issued in the ordinary course of business.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Legal and Environmental. The Company is subject to certain legal and environmental proceedings and claims that have arisen in the ordinary course of its business.

     On January 22, 2002, the United States Supreme Court granted discretionary review of the case Sprietsma vs. Mercury Marine, a "propeller guard" case on appeal from the Illinois Supreme Court. At issue in Sprietsma is whether federal law preempts tort claims alleging that marine engines should be equipped with devices designed to protect against propeller injuries. Nine federal courts and many state courts, including the Illinois Supreme Court in Sprietsma, have previously found such claims to be preempted by the United States Coast Guard's 1990 decision, pursuant to the Federal Boat Safety Act, not to require propeller guards. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     On September 6, 2001, the Federal Trade Commission (FTC) informed the Company that it had closed an investigation concerning the Company's bidding for certain assets of Outboard Marine Corporation (OMC) as a part of OMC's bankruptcy. On October 5, 2001, the FTC also informed the Company that it had closed a separate investigation commenced in 1997 concerning certain of the Company's marketing practices related to the sale of sterndrive marine engines to boatbuilders and dealers.

     In 1994, one of Life Fitness' competitors, Precor, Incorporated, filed a complaint in federal court in Seattle, Washington, involving one of Life Fitness' treadmills. The lawsuit claimed that Life Fitness had engaged in unfair competitive practices in violation of the Washington State Consumer Protection Act and that certain of its treadmills infringed a design patent held by Precor. Life Fitness then filed an infringement claim against Precor, in connection with Life Fitness' '207 patent for its flexible treadmill deck. On October 26, 1999, the jury awarded Precor, now a subsidiary of Illinois Tool Works, Inc., approximately $5.2 million in connection with Precor's design infringement claim against the Company, as successor in interest to the predecessor entities of its Life Fitness division. The jury also rejected Life Fitness' '207 patent claim. Precor was awarded up to $5.3 million in attorneys' fees and prejudgment interest on the damage award. The Company appealed the verdict and the award of attorneys' fees to the United States Court of Appeals for the Federal Circuit. On June 27, 2001, the Court of Appeals issued its decision upholding the lower court's finding that Life Fitness' '207 patent claim was invalid, and reversing the lower court's finding that Life Fitness infringed Precor's design patent. The Court of Appeals remanded the award of attorneys' fees to the lower court for a redetermination based on the reversal of the willful infringement finding. On January 10, 2002, the federal court ruled that Precor is entitled only to those attorneys' fees directly attributable to the unfair competition claims under the Washington State Consumer Protection Act. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In January 2000, Precor filed suit against Life Fitness in federal court in Washington alleging that certain of Life Fitness' cross-trainer exercise machines infringed Precor's Miller '829 patent. In 1999, before Precor filed its lawsuit, the Miller '829 patent was re-examined by the U.S. Patent & Trademark Office (PTO) and was rejected. The lawsuit was stayed while Precor sought a reissuance of the Miller patent by the PTO. The PTO issued a modified patent on March 5, 2002. Precor has announced that it would petition the lower court to lift the stay and continue its lawsuit against Life Fitness. The Company does not believe that its machines infringe the patent, as modified, but is unable to predict the outcome of the second Precor case.

     Vapor Corporation, a former subsidiary that the Company divested in 1990, has been named in a number of asbestos-related lawsuits, the first of which was filed in 1988. The Company retained certain liabilities of Vapor, requiring it to respond to these suits. The suits, most of which involve numerous other defendants, allege that steam generators manufactured by Vapor prior to the Company's ownership contained small amounts of asbestos. The generators were used to heat railroad cars and the primary means of potential exposure appears to have been to railroad workers performing inspections or repairs to the generators. Neither the Company nor Vapor is alleged to have manufactured asbestos. Early in the litigation, the Company's

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

insurers settled a number of claims for nominal amounts, while a number of other claims have been dismissed. No suit has yet gone to trial. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is also involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposition of certain hazardous wastes. These proceedings, involving both on-and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company is also involved in a number of environmental remediation actions addressing contamination resulting from historic activities on its present and former plant properties.

     The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $41 million to $66 million as of December 31, 2001. At December 31, 2001 and 2000, the Company had reserves for environmental liabilities of $62.6 million and $65.3 million, respectively. Environmental provisions were $1.7 million, $43.1 million and $3.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The provision for the year ended December 31, 2000, includes a $41.0 million charge resulting from an increase in the estimated cost of remediation of contamination alleged to have come from a former manufacturing facility of the Company.

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

8.  FINANCIAL INSTRUMENTS

     The Company engages in business activities involving both financial and market risks. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The effects of derivative and financial instruments are not expected to be material to the Company's financial position or results of operations.

     The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2001 and 2000, the fair value of the Company's long-term debt was $569.6 million and $506.2 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The fair market value of derivative financial instruments is determined through dealer quotes and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

     Forward Exchange Contracts. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 2001 and 2000, had contract values of $18.4 million and $94.1 million, respectively. The approximate fair value of forward exchange contracts was a $0.1 million and $3.0 million liability at December 31, 2001 and 2000, respectively. Option contracts outstanding at December 31, 2001,

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

had contract values of $49.4 million and the approximate fair value was a $0.7 million liability. There were no option contracts outstanding at December 31, 2000. The forward and options contracts outstanding at December 31, 2001, mature during 2002 and relate primarily to the Japanese yen, Euro and British pound.

     Interest Rate Swaps. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on the Company's borrowings. In 2001, the Company entered into four fixed-to-floating interest rate swaps with a total notional amount of $150.0 million, all of which will expire in December 2006. The estimated aggregate market value of these four agreements was less than $0.1 million at December 31, 2001. At December 31, 2000, the Company had three outstanding floating-to-floating interest rate swap agreements, each with a notional principal amount of $260.0 million, that were settled in 2001. The estimated aggregate market value of these three agreements was a loss of $2.8 million at December 31, 2000.

     Commodity Swaps. The Company uses commodity swap agreements to hedge anticipated purchases of certain raw materials. Commodity swap contracts outstanding at December 31, 2001 and 2000, had notional values of $34.5 million and $32.6 million, respectively. At December 31, 2001 and 2000, the estimated fair value of these swap contracts was a net loss of $2.7 million and a net gain of $2.8 million, respectively. The contracts outstanding at December 31, 2001, mature throughout 2003.

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

     Accounting for Derivatives. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their fair values. As a result of the adoption of this standard, in the first quarter of 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pre-tax) as a cumulative effect of a change in accounting principle, primarily resulting from interest rate swaps.

     Cash Flow Hedges -- Certain derivative instruments qualify as cash flow hedges under the requirements of SFAS Nos. 133/138. The Company executes forward contracts and options, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of certain raw materials, to manage exposure related to risk from price changes.

     A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in accumulated other comprehensive income, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is recorded directly in other income (expense). The ineffective portion of derivative transactions, including the premium or discount on option contracts, was not material to the results of operations for the year ended December 31, 2001.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following activity related to cash flow hedges for the year ended December 31, 2001, was recorded in accumulated other comprehensive income:

                                                                 NET CHANGE IN
                                                                  ACCUMULATED
                                                                   UNREALIZED
                                                                DERIVATIVE GAINS
                                                                    (LOSSES)
                                                                   YEAR ENDED
                                                               DECEMBER 31, 2001
                                                              --------------------
                                                              PRE-TAX    AFTER TAX
                                                              -------    ---------
                                                                 (IN MILLIONS)
Net deferred transition gain................................   $ 1.6       $ 1.0
Net change associated with current period hedging
  activity..................................................    (2.8)       (1.7)
Net gain reclassified into earnings.........................    (2.4)       (1.5)
                                                               -----       -----
Net accumulated unrealized derivative losses................   $(3.6)      $(2.2)
                                                               =====       =====

     The Company estimates that $0.6 million of after-tax net derivative losses deferred in accumulated other comprehensive income will be realized in earnings over the next 12 months. Approximately $0.9 million of the original after-tax net transition gain was realized in 2001, with the remaining $0.1 million to be recognized in 2002. At December 31, 2001, the term of derivative instruments hedging forecasted transactions ranges from one to twenty-four months.

     Fair Value Hedges -- During 2001, the Company entered into four interest rate swaps, which qualify as fair value hedges under the requirements of SFAS Nos. 133/138. The interest rate swaps were executed to mitigate the risk of changes in the fair value of the Company's debt, which was attributable to changes in the benchmark interest rate. A fair value hedge requires that the change in the fair value of the interest rate swaps and the corresponding change in fair value of the Company's fixed-rate, long-term debt be recorded through earnings, with any difference reflecting the ineffectiveness of the hedge. Any ineffective portion of a derivative instrument's change in fair value is recorded directly in other income (expense). There was no hedge ineffectiveness for the year ended December 31, 2001.

9.  ACCRUED EXPENSES

     Accrued expenses at December 31 were as follows:

                                                               2001     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Product warranties..........................................  $138.7   $130.0
Accrued compensation and benefit plans......................   127.2    143.6
Dealer allowances and discounts.............................   114.3    128.8
Insurance reserves..........................................    68.0     55.7
Environmental reserves......................................    62.6     65.3
Other.......................................................   137.4    118.4
                                                              ------   ------
  Total accrued expenses....................................  $648.2   $641.8
                                                              ======   ======

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  DEBT

     Short-term debt at December 31 consisted of the following:

                                                              2001     2000
                                                              -----   ------
                                                              (IN MILLIONS)
Commercial paper............................................  $  --   $152.0
Notes payable...............................................   13.6      2.1
Current maturities of long-term debt........................   26.4     18.6
                                                              -----   ------
  Total short-term debt.....................................  $40.0   $172.7
                                                              =====   ======

     The weighted-average interest rate for commercial paper borrowings during 2001 and 2000 was 4.76 percent and 6.58 percent, respectively.

     Long-term debt at December 31 consisted of the following:

                                                               2001     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Mortgage notes and other, 3.17% to 12.0% payable through
  2005......................................................  $ 29.7   $ 15.1
Notes, 6.75% due 2006, net of discount of $1.1 and $1.3.....   248.9    248.7
Notes, 7.125% due 2027, net of discount of $1.2 and $1.3....   198.8    198.7
Debentures, 7.375% due 2023, net of discount of $0.7........   124.3    124.3
Guaranteed ESOP debt, 8.13% payable through 2004............    24.9     33.6
                                                              ------   ------
                                                               626.6    620.4
Current maturities..........................................   (26.4)   (18.6)
                                                              ------   ------
Long-term debt..............................................  $600.2   $601.8
                                                              ======   ======
Scheduled maturities
     2003...................................................  $ 22.7
     2004...................................................     5.5
     2005...................................................      --
     2006...................................................   248.9
     Thereafter.............................................   323.1
                                                              ------
       Total................................................  $600.2
                                                              ======

     The Company has a $400.0 million long-term revolving credit agreement with a group of banks, of which $40.0 million terminates on May 22, 2002, and $360.0 million terminates on May 22, 2003. Under the terms of the agreement, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by The Chase Manhattan Bank or the federal funds effective rate plus 0.5 percent, or a rate tied to the LIBOR rate. The Company pays a facility fee of 8 basis points per annum. Under the terms of the agreement, the Company is subject to a leverage test, as well as a restriction on secured debt. The Company was in compliance with these covenants at December 31, 2001. There were no borrowings under the revolving credit agreement during 2001 or 2000, and the agreement continues to serve as support for commercial paper borrowings when commercial paper is outstanding. At December 31, 2001, the Company had borrowing capacity of $400.0 million under the terms of this agreement.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  DISCONTINUED OPERATIONS

     During 2000, the Company announced its intention to divest the following businesses that comprised its former outdoor recreation segment: fishing, camping, bicycle, cooler, marine accessories and hunting sports accessories. The consolidated financial statements for all periods have been restated to present these businesses as discontinued operations in accordance with APB Opinion No. 30.

     The Company substantially completed the disposal of its outdoor recreation segment in 2001. The net assets of discontinued operations offered for sale was zero at December 31, 2001, and $107.4 at December 31, 2000. Net assets of discontinued operations offered for sale consisted of current assets and liabilities and net property, plant and equipment for these operations net of a reserve for disposal. Although there will be some minor settlement transactions in the future, it is anticipated that the impact arising from these transactions on the Company's financial statements will not be significant.

     The Company completed the sale of its hunting sports accessories, North American fishing and cooler business in 2001 and received cash proceeds of approximately $74 million and notes which were valued at their estimated market value of approximately $10 million. The Company completed the sale of its bicycle and camping businesses in 2000 and received cash proceeds of approximately $59 million and notes, which were valued at their estimated market value of approximately $3 million.

     Results from discontinued operations for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                               2001     2000      1999
                                                              ------   -------   -------
                                                                    (IN MILLIONS)
Net sales...................................................  $313.3   $ 695.3   $ 743.4
PRE-TAX LOSS:
Loss from discontinued operations...........................  $   --   $(104.6)  $(164.3)
Loss from disposal of discontinued operations...............      --    (305.3)       --
                                                              ------   -------   -------
Pre-tax loss................................................  $   --   $(409.9)  $(164.3)
                                                              ======   =======   =======

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

     The 2000 loss from discontinued operations, $104.6 million pre-tax, included the write-off of goodwill and other long-term assets related to the camping business ($76.0 million pre-tax, $50.0 million after tax) that was recorded in the second quarter of 2000. The write-off was necessary as the Company determined that additional actions would not improve operating performance to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, primarily severance in the fishing and camping businesses, necessitated by a change in business conditions and the decision to outsource the manufacture of fishing reels that were previously manufactured in-house.

     The loss from discontinued operations in 1999, $164.3 million pre-tax, included a $178.0 million ($114.0 million after tax) strategic charge taken in the fourth quarter of 1999 for the bicycle business. Despite the Company's successful initiatives to expand distribution and reduce costs in its bicycle business, the profitability of the business eroded as competition from Asian imports substantially reduced market pricing for bicycles. While the price competition affected virtually all bicycles, the effects were extremely pronounced at the opening price points. Consequently, in the fourth quarter of 1999, the Company determined that the goodwill associated with this business was impaired. Additionally, to further reduce costs, the Company committed to plans to exit manufacturing, reduce warehouse capacity and administrative expenses and

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

rationalize product offerings. As a result of these actions, the Company recorded $178.0 million of charges in the bicycle business. These charges included the write-off of goodwill of $133.6 million, inventory write-downs of $27.0 million, fixed asset write-downs of $10.5 million and other incremental costs of $6.9 million. Additional costs of $7.0 million for severance and other incremental costs related to the 1999 charge were recorded in the first quarter of 2000 and are part of the $104.6 million pre-tax loss reported from discontinued operations in 2000.

     The loss from disposal recorded in 2000 totaled $305.3 million pre-tax and $229.6 million after tax. The losses associated with the disposition of these businesses were based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses from the date the decision was made to dispose of the businesses through the actual disposition date. The tax benefits associated with the disposal reflect the non-deductibility of losses on the sale of the cooler business. Cash generated from these dispositions, including cash proceeds, net of costs to sell, cash required to fund operations through disposition and related tax benefits realized in connection with the divestitures, is approximately $275 million after tax.

12.  STOCK PLANS AND MANAGEMENT COMPENSATION

     Under the 1991 Stock Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other types of awards to executives and other management employees. Issuances under the plan may be from either authorized but unissued shares or treasury shares. As of December 31, 2001, the plan allows for the issuance of a maximum of 16.2 million shares. Shares available for grant totaled 1.7 million at December 31, 2001.

     Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resource and Compensation Committee of the Board of Directors. Options generally vest over three to five years, or immediately in the event of a change in control. The option price per share can not be less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of nonemployee directors. Stock option activity for all plans for the three years ended December 31, 2001, was as follows:

                          2001                   2000                   1999
                 ---------------------  ---------------------  ----------------------
                              WEIGHTED               WEIGHTED               WEIGHTED
                    STOCK     AVERAGE      STOCK     AVERAGE      STOCK     AVERAGE
                   OPTIONS    EXERCISE    OPTIONS    EXERCISE    OPTIONS    EXERCISE
                 OUTSTANDING   PRICE    OUTSTANDING   PRICE    OUTSTANDING   PRICE
                 -----------  --------  -----------  --------  -----------  --------
                                        (OPTIONS IN THOUSANDS)
Outstanding on
  January 1.....    8,874      $22.18      7,965      $22.78      7,228       $22.62
Granted.........    2,685      $20.02      1,686      $18.91      1,597       $22.68
Exercised.......     (560)     $17.57       (193)     $16.23       (507)      $18.74
Forfeited.......     (518)     $22.14       (584)     $22.91       (353)      $24.87
                   ------                  -----                  -----
Outstanding on
  December 31...   10,481      $21.87      8,874      $22.18      7,965       $22.78
                   ======                  =====                  =====
Exercisable on
  December 31...    6,067      $22.92      5,307      $23.23      4,929       $21.79

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                 OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                         -----------------------------------  ----------------------
                                        WEIGHTED    WEIGHTED                WEIGHTED
                                         AVERAGE    AVERAGE                 AVERAGE
                            NUMBER     CONTRACTUAL  EXERCISE     NUMBER     EXERCISE
RANGE OF EXERCISE PRICE  OUTSTANDING      LIFE       PRICE    EXERCISABLE    PRICE
-----------------------  ------------- -----------  --------  ------------- --------
                           (OPTIONS                             (OPTIONS
                         IN THOUSANDS)                        IN THOUSANDS)
$12.56 to 16.75.........      142       2.2 years    $15.99        142       $15.99
$16.76 to 20.25.........    6,464       7.4 years    $19.49      2,840       $19.32
$20.26 to 25.50.........    2,531       5.8 years    $23.16      1,891       $23.23
$25.51 to 35.44.........    1,344       5.7 years    $31.62      1,194       $31.81

     In accordance with APB Opinion No. 25, no compensation cost related to stock options granted has been recognized in the Company's Consolidated Statement of Income. If the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied over the last three years, the Company's pro forma net income and earnings per share would have been as follows:

                                            2001         2000          1999
                                          --------     ---------     ---------
                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Earnings from continuing operations:
  As reported........................      $84.7        $202.2        $143.1
  Pro forma..........................       79.0         198.0         137.4
Basic earnings per common share
  from continuing operations:
  As reported........................      $0.96        $ 2.28        $ 1.56
  Pro forma..........................       0.90          2.23          1.49
Diluted earnings per common share
  from continuing
  operations:
  As reported........................      $0.96        $ 2.28        $ 1.55
  Pro forma..........................       0.90          2.23          1.48

     The weighted-average fair value of individual options granted during 2001, 2000 and 1999 is $5.46, $5.85 and $6.83, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2001, 2000 and 1999, respectively:

                                               2001      2000      1999
                                               ----      ----      ----
Risk-free interest rate............              4.2%      6.1%      5.1%
Dividend yield.....................              2.8%      2.5%      2.1%
Volatility factor..................             33.1%     32.7%     31.9%
Weighted-average expected life.....           5 YEARS   5 years   5 years

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

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

maintained in a suspense account until released and allocated to participants' accounts. Shares committed-to-be-released, allocated and remaining in suspense at December 31 were as follows:

                                                              2001     2000
                                                              ----     ----
                                                                (SHARES IN
                                                                THOUSANDS)
Committed-to-be-released....................................    285      287
Allocated...................................................  2,131    2,083
Suspense....................................................    822    1,150

     Under the grandfather provisions of Statement of Position (SOP) 93-6, the expense recorded by the Company is based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividends received, which are primarily used by the ESOP to pay down debt. The Company's contributions to the ESOP, along with related expense amounts, were as follows:

                                                   2001    2000    1999
                                                   -----   -----   -----
                                                       (IN MILLIONS)
Compensation expense.............................. $ 6.9   $ 6.2   $ 5.5
Interest expense..................................   2.6     3.1     3.7
Dividends.........................................   1.7     1.9     2.0
                                                   -----   -----   -----
  Total debt service payments..................... $11.2   $11.2   $11.2
                                                   =====   =====   =====

     The Company has certain employment agreements and a severance plan that become effective upon a change in control of the Company, which will result in compensation expense in the period that a change in control occurs.

13.  PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     Pension and other postretirement benefit (income) costs included the following components for 2001, 2000 and 1999:

                           PENSION BENEFITS        OTHER POSTRETIREMENT BENEFITS
                      --------------------------   -----------------------------
                        2001     2000     1999       2001       2000      1999
                       ------   ------   ------     -------    -------   -------
                                          (IN MILLIONS)
Service cost.........  $ 16.9   $ 15.4   $ 18.6     $ 1.9       $ 1.5     $ 1.7
Interest cost........    55.9     51.6     47.6       4.2         3.8       3.7
Expected return
 on plan assets......   (69.6)   (74.6)   (66.7)       --          --        --
Amortization of
 prior service cost..     5.9      3.1      3.6      (0.5)       (0.5)     (0.5)
Amortization of net
 (gain) loss.........     0.6     (2.7)     0.6      (0.9)       (1.5)     (0.8)
                       ------   ------   ------     -----       -----     -----
  Net pension and
   other benefit
   (income) costs....  $  9.7   $ (7.2)  $  3.7     $ 4.7       $ 3.3     $ 4.1
                       ======   ======   ======     =====       =====     =====

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2001, and a statement of the funded status at December 31 for these years for the Company's domestic pension plans follows:

                                                                      OTHER
                                                   PENSION        POSTRETIREMENT
                                                   BENEFITS         BENEFITS
                                                ---------------  ---------------
                                                 2001     2000    2001    2000
                                                -------  ------  ------  -------
                                                              (IN MILLIONS)
RECONCILIATION OF BENEFIT OBLIGATION:
  Benefit obligation at previous December 31.. $ 764.2  $663.6  $ 64.6   $ 60.8
  Service cost................................    16.9    15.4     1.9      1.5
  Interest cost...............................    55.9    51.6     4.2      3.8
  Participant contributions...................      --      --     2.6      1.6
  Plan amendments.............................      --    29.7    (0.2)    (0.4)
  Actuarial loss..............................    26.6    43.8    18.1      2.4
  Benefit payments............................   (43.0)  (39.9)   (6.9)    (5.1)
                                               -------  ------  ------   ------
Benefit obligation at December 31............. $ 820.6  $764.2  $ 84.3   $ 64.6
                                               -------  ------  ------   ------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
  Fair value of plan assets at January 1...... $ 753.5  $803.8  $   --   $   --
  Actual return on plan assets................   (12.3)  (12.6)     --       --
  Employer contributions......................    12.5     2.2     4.3      3.5
  Participant contributions...................      --      --     2.6      1.6
  Benefit payments............................   (43.0)  (39.9)   (6.9)    (5.1)
                                               -------  ------  ------   ------
Fair value of plan assets at December 31...... $ 710.7  $753.5  $   --   $   --
                                               -------  ------  ------   ------
FUNDED STATUS:
  Funded status at December 31................ $(109.9) $(10.7) $(84.3)  $(64.6)
  Unrecognized prior service cost (credit)....    43.8    50.2    (4.2)    (4.5)
  Unrecognized actuarial (gain) loss..........   127.8    20.0    (3.2)   (22.1)
                                               -------  ------  ------   ------
Prepaid (accrued) benefit cost................ $  61.7  $ 59.5  $(91.7)  $(91.2)
                                               =======  ======  ======   ======



     Pension plan assets include 1.8 million shares of the Company's common stock at December 31, 2001. Plan amendments totaling $29.7 million in 2000, principally relate to increased benefit levels resulting from union negotiations in the Marine Engine segment.

     The amounts included in the Company's balance sheets as of December 31 were as follows:

                                                                     OTHER
                                                                POSTRETIREMENT
                                             PENSION BENEFITS      BENEFITS
                                             ----------------   ---------------
                                              2001      2000     2001     2000
                                             -------   ------   ------   ------
                                                       (IN MILLIONS)
Prepaid benefit cost.......................  $  92.9   $ 88.4   $   --   $   --
Accrued benefit liability..................   (101.4)   (81.9)   (91.7)   (91.2)
Intangible asset...........................     36.1     43.3       --       --
Accumulated other comprehensive income.....     34.1      9.7       --       --
                                             -------   ------   ------   ------
  Net amount recognized....................  $  61.7   $ 59.5   $(91.7)  $(91.2)
                                             =======   ======   ======   ======

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's unfunded, nonqualified pension plan had projected and accumulated benefit obligations of $44.1 million and $34.4 million, respectively, at December 31, 2001, and $39.8 million and $32.4 million, respectively, at December 31, 2000. One of the Company's qualified plans had an accumulated benefit obligation in excess of plan assets at December 31, 2001. The projected and accumulated benefit obligations for this plan were $183.1 million and the fair value of assets was $150.7 million at December 31, 2001. Three of the Company's qualified plans had an accumulated benefit obligation in excess of plan assets at December 31, 2000. The projected and accumulated benefit obligations for these plans were $172.3 million and the fair value of assets was $161.5 million at December 31, 2000. The Company's other postretirement benefit plans are not funded.

     The Company recorded an additional minimum pension liability adjustment of $17.2 million and $52.7 million in 2001 and 2000, respectively, in accordance with SFAS No. 87, "Employers' Accounting for Pensions." In recognizing an additional minimum pension liability, SFAS No. 87 requires an intangible asset equal to the unrecognized prior service cost to be recognized, with the excess reported in accumulated other comprehensive income, net of tax.

     Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Accumulated gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of assets are amortized over the remaining service period of active plan participants. Benefit obligations were determined using assumed discount rates of 7.25 percent in 2001 and 7.5 percent in 2000 and an assumed compensation increase of 5.5 percent in 2001 and 2000. The assumed long-term rate of return on plan assets was 9.5 percent in 2001 and 2000.

     The health care cost trend rate for 2002 for pre-65 benefits was assumed to be 10.0 percent, gradually declining to 5.0 percent in 2006 and remaining at that level thereafter. The trend rate for post-65 benefits was assumed to be
12.0 percent, gradually declining to 5.0 percent in 2008 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the assumed health care trend rate would increase the combined service and interest cost components of net postretirement health care benefit cost by $1.1 million in 2001 and increase the health care component of the accumulated postretirement benefit obligation by $8.2 million at December 31, 2001. A one percent decrease in the assumed health care trend rate would decrease the service and interest cost components of net postretirement health care benefit cost by $0.9 million in 2001 and the health care component of the accumulated postretirement benefit obligation by $7.1 million at December 31, 2001. The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

     The Company also has defined contribution retirement plans covering most of its employees. The Company's contributions to these plans are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to these plans was $19.4 million, $22.6 million and $19.1 million in 2001, 2000 and 1999, respectively.

14.  INCOME TAXES

     The sources of earnings before income taxes are as follows:

                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
United States...............................................  $120.8   $316.1   $209.6
Foreign.....................................................    11.4      7.2      9.7
                                                              ------   ------   ------
     Earnings before income taxes...........................  $132.2   $323.3   $219.3
                                                              ======   ======   ======

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The income tax provision for continuing operations consisted of the following:

                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
CURRENT TAX EXPENSE:
  U.S. Federal..............................................  $(14.1)  $109.4   $118.4
  State and local...........................................    10.1     21.1     16.6
  Foreign...................................................     3.2      8.6      6.8
                                                              ------   ------   ------
       Total current........................................    (0.8)   139.1    141.8
                                                              ------   ------   ------
DEFERRED TAX EXPENSE:
  U.S. Federal..............................................    48.4     (6.9)   (55.9)
  State and local...........................................    (3.9)    (6.7)   (10.3)
  Foreign...................................................     3.8     (4.4)     0.6
                                                              ------   ------   ------
       Total deferred.......................................    48.3    (18.0)   (65.6)
                                                              ------   ------   ------
       Total provision......................................  $ 47.5   $121.1   $ 76.2
                                                              ======   ======   ======

     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31 were as follows:

                                                               2001     2000
                                                              ------   ------
                                                               (IN MILLIONS)
DEFERRED TAX ASSETS:
  Product warranties........................................  $ 63.0   $ 60.1
  Dealer allowances and discounts...........................    35.7     48.6
  Insurance reserves........................................    22.6     26.2
  Discontinued operations...................................    32.4     95.0
  Litigation and environmental reserves.....................    28.9     29.7
  Loss carryforwards........................................    29.1     21.1
  Other.....................................................    96.1     87.4
  Valuation allowance.......................................    (0.3)    (0.3)
                                                              ------   ------
       Total deferred tax assets............................  $307.5   $367.8
                                                              ======   ======
DEFERRED TAX LIABILITIES (ASSETS):
  Depreciation and amortization.............................  $ 84.6   $108.7
  Postretirement and postemployment benefits................   (22.5)   (24.4)
  Other assets and investments..............................    87.2     92.8
  Other.....................................................    35.9     38.3
                                                              ------   ------
       Total deferred tax liabilities.......................  $185.2   $215.4
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

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

                                                              2001     2000    1999
                                                              -----   ------   -----
                                                                  (IN MILLIONS)
Income tax provision at 35%.................................  $46.3   $113.1   $76.8
State and local income taxes, net of Federal income tax
  effect....................................................    4.0      9.4     4.1
Foreign sales corporation benefit...........................   (4.0)    (4.9)   (4.2)
Taxes related to foreign income, net of credits.............    1.4      2.6     2.8
Goodwill and other amortization.............................    2.0      1.6     1.2
Other.......................................................   (2.2)    (0.7)   (4.5)
                                                              -----   ------   -----
     Actual income tax provision............................  $47.5   $121.1   $76.2
                                                              =====   ======   =====
Effective tax rate..........................................   36.0%    37.5%   34.7%

     On October 27, 1999, the United States Tax Court upheld an Internal Revenue Service (IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. The Company appealed the Tax Court ruling to the United States Court of Appeals for the District of Columbia and posted a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the appeal. On December 21, 2001, the Court of Appeals rendered a decision vacating the Tax Court's opinion and remanded the case to the Tax Court for reconsideration in light of an earlier Court of Appeals decision. If, on remand to the Tax Court, the Company does not prevail, the net amount of taxes due, plus interest, net of tax, would be approximately $135 million. The Company has settled all other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would decrease the total net amount to approximately $53 million, which would likely be payable in 2003. The Company does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution of this matter.

15.  LEASES

     The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers and certain personal property. The longest of these obligations extends through 2032. Most leases contain renewal options and some contain purchase options. Many leases for Company-operated bowling centers contain escalation clauses, and many provide for contingent rentals based on percentages of gross revenue. No leases contain restrictions on the Company's activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

                                                              2001    2000    1999
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Basic expense...............................................  $40.3   $37.5   $34.0
Contingent expense..........................................    1.0     0.3     0.4
Sublease income.............................................   (1.4)   (2.1)   (2.3)
                                                              -----   -----   -----
Rent expense, net...........................................  $39.9   $35.7   $32.1
                                                              =====   =====   =====

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum rental payments at December 31, 2001, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

                                                               (IN MILLIONS)
                                                               -------------
2002........................................................      $ 30.3
2003........................................................        25.9
2004........................................................        21.8
2005........................................................        17.9
2006........................................................        15.2
Thereafter..................................................        39.0
                                                                  ------
     Total (not reduced by minimum sublease rentals of $2.4
      million)..............................................      $150.1
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

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  INVESTMENTS

     The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. Summary financial information of the unconsolidated equity method affiliates for the year ended December 31 is presented below:

                                                               2001     2000      1999
                                                              ------   -------   -------
                                                                    (IN MILLIONS)
Net sales...................................................  $231.7   $ 266.8   $ 409.0
Gross margin................................................  $ 40.0   $  45.3   $  67.1
Net earnings (loss).........................................  $  0.2   $  (5.9)  $  10.8
Company's share of net earnings (loss)......................  $ (4.0)  $  (3.6)  $   4.8

Current assets..............................................  $ 59.1   $  99.4   $ 108.6
Noncurrent assets...........................................    88.7     121.0     115.8
                                                              ------   -------   -------
Total assets................................................   147.8     220.4     224.4
Current liabilities.........................................   (83.4)   (120.9)   (139.1)
Noncurrent liabilities......................................   (22.0)    (45.8)     (7.7)
                                                              ------   -------   -------
Net assets..................................................  $ 42.4   $  53.7   $  77.6
                                                              ======   =======   =======

     The Company's sales to and purchases from the above investments, along with the corresponding receivables and payables, were not material to the Company's overall results of operations for the three years ended December 31, 2001, and its financial position as of December 31, 2001 and 2000. In 2001, the Company recorded impairment charges and purchase accounting adjustments of $4.2 million on certain investments, which were not recorded in the affiliates net earnings.

     The Company had Available-for-Sale equity investments with a fair market value of $19.8 million and $10.9 million at December 31, 2001 and 2000, respectively. The unrealized loss, recorded net of deferred taxes, has been included as a separate component of shareholders' equity and was $2.1 million at December 31, 2001 and $6.1 million at December 31, 2000.

     In 2000, the Company made $38.1 million of investments in Internet-related businesses and fitness equipment distribution alliances. Investments of $13.6 million in 1999 principally related to fitness equipment distribution alliances. Also in 2000, the Company recorded a charge of $14.1 million to write-down investments in certain Internet-related businesses.

     In October 1999, the Company sold its minority position in a boat company partnership to the majority partner for cash of $26.1 million and other consideration. This transaction did not have a material effect on the Company's 1999 results. Income recorded related to this partnership in 1999 totaled $3.4 million.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  TREASURY AND PREFERRED STOCK

     Treasury stock activity for the past three years was as follows:

                                          2001     2000     1999
                                         ------   ------   ------
                                          (SHARES IN THOUSANDS)
Balance at January 1...................  15,194   10,727   10,669
Compensation plans and other...........    (455)    (257)    (709)
Stock repurchases......................      --    4,724      767
                                         ------   ------   ------
Balance at December 31.................  14,739   15,194   10,727
                                         ======   ======   ======

     At December 31, 2001, 2000 and 1999, the Company had no preferred stock outstanding (authorized: 12.5 million shares, $0.75 par value at December 31, 2001, 2000 and 1999).

19.  QUARTERLY DATA (UNAUDITED)

                                                   QUARTER
                                       ------------------------------
                                        1ST      2ND     3RD    4TH      YEAR
                                       ------  ------  ------  ------  --------
                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
2001
Net sales............................. $913.2  $928.8  $811.0  $717.8  $3,370.8
                                       ------  ------  ------  ------  --------
Gross margin.......................... $225.8  $228.0  $178.7  $150.9  $  783.4
                                       ------  ------  ------  ------  --------
Earnings from continuing operations... $ 39.5  $ 41.5  $  6.3  $ (2.6) $   84.7
Cumulative effect of change in
  accounting principle................   (2.9)     --      --      --      (2.9)
                                       ------  ------  ------  ------  --------
Net earnings (loss)................... $ 36.6  $ 41.5  $  6.3  $ (2.6) $   81.8
                                       ------  ------  ------  ------  --------
BASIC EARNINGS (LOSS)
 PER COMMON SHARE:
Earnings from continuing operations... $ 0.45  $ 0.47  $ 0.07  $(0.03) $   0.96
Cumulative effect of change in
  accounting principle................  (0.03)     --      --      --     (0.03)
                                       ------  ------  ------  ------  --------
Net earnings (loss)................... $ 0.42  $ 0.47  $ 0.07  $(0.03) $   0.93
                                       ------  ------  ------  ------  --------
DILUTED EARNINGS (LOSS)
 PER COMMON SHARE:
Earnings from continuing operations... $ 0.45  $ 0.47  $ 0.07  $(0.03) $   0.96
Cumulative effect of change in
  accounting principle................  (0.03)     --      --      --     (0.03)
                                       ------  ------  ------  ------  --------
Net earnings (loss)................... $ 0.42  $ 0.47  $ 0.07  $(0.03) $   0.93
                                       ------  ------  ------  ------  --------
Dividends declared.................... $0.125  $0.125  $0.125  $0.125  $   0.50
COMMON STOCK PRICE
 (NYSE SYMBOL: BC):
  High................................ $23.00  $25.01  $24.60  $22.25  $  25.01
  Low................................. $14.81  $18.76  $14.03  $16.70  $  14.03

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                      QUARTER
                                        ------------------------------------
                                          1ST    2ND      3RD    4TH    YEAR
                                        ------ -------- ------- ------ --------
                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
2000
Net sales.............................. $955.4 $1,040.8 $ 939.1 $876.6 $3,811.9
                                        ------ -------- ------- ------ --------
Gross margin........................... $273.7 $  313.7 $ 270.6 $230.6 $1,088.6
                                        ------ -------- ------- ------ --------
Earnings from continuing operations(1)  $ 60.7 $   81.5 $  17.7 $ 42.3 $  202.2
Loss from discontinued operations......   (2.0)   (61.0)   (5.4)    --    (68.4)
Loss from disposal of discontinued
  operations...........................     --   (125.0) (104.6)    --   (229.6)
                                        ------ -------- ------- ------ --------
Net earnings (loss) (1)................ $ 58.7 $ (104.5)$ (92.3)$ 42.3 $  (95.8)
                                        ------ -------- ------- ------ --------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations(1)   $ 0.66 $   0.93 $  0.20 $ 0.48 $   2.28
Loss from discontinued operations.....   (0.02)   (0.69)  (0.06)    --    (0.77)
Loss from disposal of discontinued
  operations..........................      --    (1.42)  (1.19)    --    (2.59)
                                         ------ -------- ------- ------ --------
Net earnings (loss) (1)...............  $ 0.64 $  (1.19)$ (1.05)$ 0.48 $  (1.08)
                                        ------ -------- ------- ------ --------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations(1)  $ 0.66 $   0.93 $  0.20 $ 0.48 $   2.28
Loss from discontinued operations.....   (0.02)   (0.69)  (0.06)    --    (0.77)
Loss from disposal of discontinued
  operations..........................      --    (1.42)  (1.19)    --    (2.59)
                                         ------ -------- ------- ------ --------
Net earnings (loss) (1)...............  $ 0.64 $  (1.19)$ (1.05)$ 0.48 $  (1.08)
                                        ------ -------- ------- ------ --------
Dividends declared....................  $0.125 $  0.125 $ 0.125 $0.125 $   0.50
COMMON STOCK PRICE (NYSE SYMBOL: BC):
  High................................  $22.13 $  20.00 $ 21.06 $19.81 $  22.13
  Low.................................  $14.75 $  16.31 $ 16.44 $15.50 $  14.75


(1) Includes a charge of $55.1 million pre-tax ($40.0 million after tax) in the third quarter to increase environmental reserves related to the cleanup of contamination from a former manufacturing facility and to account for the write-down of investments in certain Internet-related businesses.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report dated January 28, 2002 included in this Form 10-K, into the Company's previously filed registration statements on Form S-3 (File No. 333-71344), Form S-8 (File No. 33-55022), Form S-3 (File No. 33-61512), Form S-8
(File No. 33-56193), Form S-8 (File No. 33-61835), Form S-8 (File No. 33-65217),
Form S-8 (File No. 333-04289), Form S-3 (File No. 333-9997), Form S-8 (File No. 333-27157), Form S-8 (File No. 333-77431), and Form S-8 (File No. 333-77457).

                                          /s/ Arthur Andersen LLP

Chicago, Illinois
March 8, 2002

                             BRUNSWICK CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

ALLOWANCES FOR   BALANCE AT  CHARGES TO
POSSIBLE LOSSES  BEGINNING     PROFIT                                     BALANCE AT
ON RECEIVABLES   OF PERIOD    AND LOSS   WRITE-OFFS  RECOVERIES  OTHER  END OF PERIOD
---------------  ----------  ----------  ----------  ----------  -----  -------------
2001............   $21.2        $13.7      $(13.1)      $0.5     $ 3.8      $26.1
                   =====        =====      ======       ====     =====      =====
2000............   $18.4        $11.4      $ (8.9)      $1.0     $(0.7)     $21.2
                   =====        =====      ======       ====     =====      =====
1999............   $16.8        $ 8.7      $ (6.8)      $ --     $(0.3)     $18.4
                   =====        =====      ======       ====     =====      =====

     This schedule reflects only the financial information of continuing operations.

DEFERRED TAX     BALANCE AT  CHARGES TO
ASSET VALUATION  BEGINNING     PROFIT                                    BALANCE AT
ALLOWANCE        OF PERIOD    AND LOSS   WRITE-OFFS  RECOVERIES  OTHER  END OF PERIOD
---------------  ----------  ----------  ----------  ----------  -----  -------------
2001...........    $ 0.3        $  --      $   --       $ --     $  --      $0.3
                   =====        =====      ======       ====     =====      ====
2000...........    $ 0.3        $  --      $   --       $ --     $  --      $0.3
                   =====        =====      ======       ====     =====      ====
1999...........    $ 0.3        $  --      $   --       $ --     $  --      $0.3
                   =====        =====      ======       ====     =====      ====

     This schedule reflects only the financial information of continuing operations.

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
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

   4.4 Form of the Company's $200,000,000 principal amount of 7 1/8% Notes due August 1, 2027, filed as Exhibit 4.1 to the
              Company's Current Report on Form 8-K dated August 4, 1997, and hereby incorporated by reference.

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

   4.7 Credit Agreement dated as of May 22, 1997 setting forth the terms of the Company's $400,000,000 Revolving Credit and Competitive Advance Facility with Chase Manhattan Bank, administrative agent, and other lenders identified in the Credit Agreement.

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

  10.4* Form of Change of Control Agreement by and between the Company and each of W.J. Barrington, K.J. Chieger, T.J.
              Chung, W.J. Gress, K.S. Grodzki, P.B. Hamilton, P.G.
              Leemputte, B.R. Lockridge, P.C. Mackey, D.E. McCoy, W.L.
              Metzger, V.J. Reich, W.E. Seeley, C.M. Sladnick, M.I. Smith,
              C.M. Trudell and J.P. Zelisko, filed as Exhibit 10.5 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 2000, and hereby incorporated by reference.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.5*       Form of Change of Control Agreement by and between the
              Company and G.W. Buckley filed as Exhibit 10.6 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 2000, and hereby incorporated by reference.

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

  10.10* Form of Indemnification Agreement by and between the Company and each of N.D. Archibald, D.J. Bern, J.L. Bleustein, M.J.
              Callahan, M.A. Fernandez, P. Harf, J.W. Lorsch, B. Martin
              Musham, G.H. Phillips, R.L. Ryan and R.W. Schipke filed as
              Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

  10.11* Form of Indemnification Agreement by and between the Company and each of G.W. Buckley, W.J. Barrington, K.J. Chieger,
              T.J. Chung, W.J. Gress, K.S. Grodzki, P.B. Hamilton, P.G.
              Leemputte, B.R. Lockridge, P.C. Mackey, D.E. McCoy, W.L.
              Metzger, V.J. Reich, W.E. Seeley, C.M. Sladnick, M.I. Smith,
              C.M. Trudell and J.P. Zelisko, filed as Exhibit 19.4 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

  10.12*      1991 Stock Plan filed as Exhibit 10 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1999, and hereby incorporated by reference.

  10.13* Change in Control Severance Plan filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.

  10.14* Brunswick Performance Plan for 2000 filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for 1999, and hereby incorporated by reference.

  10.15* Brunswick Performance Plan for 2001 filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for 1999, and hereby incorporated by reference.

  10.16*      Brunswick Performance Plan for 2002.

  10.17*      Brunswick Strategic Incentive Plan for 1999-2000 filed as
              Exhibit 10.19 to the Company's Annual Report on Form 10-K for 1998, and hereby incorporated by reference.

  10.18*      Brunswick Strategic Incentive Plan for 2000-2001 filed as
              Exhibit 10.21 to the Company's Annual Report on Form 10-K for 1999, and hereby incorporated by reference.

  10.19*      Brunswick Strategic Incentive Plan for 2001-2002.

  10.20*      1997 Stock Plan for Non-Employee Directors filed as Exhibit
              10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
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

  10.23*      Promissory Note dated March 2, 2001, by and between George
              W. Buckley and the Company filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for 2000, and hereby incorporated by reference.

  21.1        Subsidiaries of the Company.

  23.1 Consent of Independent Public Accountants is on page 64 of this Report.

  24.1        Powers of Attorney.

  27.1        Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.