Form 10-Q
period 2002-03-31
BRUNSWICK CORP
filed 2002-05-14
CIK 14930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

                                       OR

( ) TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (D) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to

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

  YES  X        No


At MAY 10, 2002, there were 90,039,755 shares of common stock ($0.75 par value) outstanding.

                                     PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                    BRUNSWICK CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                             FOR THE THREE MONTHS ENDED MARCH 31
                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)


                                                                                                   2002         2001
                                                                                                -----------  -----------
NET SALES                                                                                       $    866.7   $    913.2
Cost of sales                                                                                        675.3        687.4
Selling, general and administrative expense                                                          161.1        146.8
                                                                                                -----------  -----------
    OPERATING EARNINGS                                                                                30.3         79.0
Interest expense                                                                                     (11.0)       (13.6)
Other income(expense)                                                                                  1.3         (1.7)
                                                                                                -----------  -----------
    EARNINGS BEFORE INCOME TAXES                                                                      20.6         63.7
Income tax provision                                                                                   7.4         24.2
                                                                                                -----------  -----------
    EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               13.2         39.5
Cumulative effect of change in accounting principle, net of tax                                          -         (2.9)
                                                                                                -----------  -----------
    NET EARNINGS                                                                                $     13.2   $     36.6
                                                                                                ===========  ===========

BASIC EARNINGS PER COMMON SHARE:
Earnings before cumulative effect of change in accounting principle                             $     0.15   $     0.45
Cumulative effect of change in accounting principle                                                      -        (0.03)
                                                                                                -----------  -----------
    Net earnings                                                                                $     0.15   $     0.42
                                                                                                ===========  ===========

DILUTED EARNINGS PER COMMON SHARE:
Earnings before cumulative effect of change in accounting principle                             $     0.15   $     0.45
Cumulative effect of change in accounting principle                                                      -        (0.03)
                                                                                                -----------  -----------
    Net earnings                                                                                $     0.15   $     0.42
                                                                                                ===========  ===========

AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share                                                                              88.7         87.7
Diluted earnings per share                                                                            89.7         87.8

CASH DIVIDENDS DECLARED PER COMMON SHARE                                                        $        -   $    0.125


The notes are an integral part of these consolidated statements.


                                                   BRUNSWICK CORPORATION
                                                CONSOLIDATED BALANCE SHEETS
                                AS OF MARCH 31, 2002, DECEMBER 31, 2001, AND MARCH 31, 2001
                                                      (IN MILLIONS)


                                                                 MARCH 31,        December 31,       March 31,
                                                                   2002              2001              2001
                                                              ---------------   ---------------   ---------------
                                                               (UNAUDITED)                        (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost,
    which approximates market                                 $        143.6    $        108.5    $         72.3
  Accounts and notes receivable,
    less allowances of $26.8, $26.1 and $20.0                          432.1             361.9             450.7
  Inventories
    Finished goods                                                     294.9             317.2             335.5
    Work-in-process                                                    185.2             180.9             147.3
    Raw materials                                                       59.1              59.3              86.2
                                                              ---------------   ---------------   ---------------
      Net inventories                                                  539.2             557.4             569.0
                                                              ---------------   ---------------   ---------------
  Prepaid income taxes                                                 318.2             307.5             363.5
  Prepaid expenses                                                      31.6              38.9              39.5
  Income tax refunds receivable                                          3.3              26.7                 -
  Net assets of discontinued operations offered for sale                   -                 -             138.3
                                                              ---------------   ---------------   ---------------
       CURRENT ASSETS                                                1,468.0           1,400.9           1,633.3
                                                              ---------------   ---------------   ---------------

PROPERTY
  Land                                                                  65.3              68.4              65.6
  Buildings                                                            429.3             426.3             414.6
  Equipment                                                            998.6             998.5             973.8
                                                              ---------------   ---------------   ---------------
      Total land, buildings and equipment                            1,493.2           1,493.2           1,454.0
  Accumulated depreciation                                            (818.1)           (803.8)           (772.1)
                                                              ---------------   ---------------   ---------------
      Net land, buildings and equipment                                675.1             689.4             681.9
  Unamortized product tooling costs                                    112.4             116.2             117.0
                                                              ---------------   ---------------   ---------------
      NET PROPERTY                                                     787.5             805.6             798.9
                                                              ---------------   ---------------   ---------------

OTHER ASSETS
  Goodwill                                                             473.9             474.4             411.9
  Other intangibles                                                    124.8             128.9             115.3
  Investments                                                           86.8              80.4              69.0
  Other long-term assets                                               269.8             267.3             167.1
                                                              ---------------   ---------------   ---------------
      OTHER ASSETS                                                     955.3             951.0             763.3
                                                              ---------------   ---------------   ---------------

TOTAL ASSETS                                                  $      3,210.8    $      3,157.5    $      3,195.5
                                                              ===============   ===============   ===============

The notes are an integral part of these consolidated statements.



                                                   BRUNSWICK CORPORATION
                                                CONSOLIDATED BALANCE SHEETS
                                AS OF MARCH 31, 2002, DECEMBER 31, 2001, AND MARCH 31, 2001
                                                      (IN MILLIONS)


                                                           MARCH 31,       December 31,      March 31,
                                                              2002            2001             2001
                                                         --------------- ---------------  ---------------
                                                          (UNAUDITED)                       (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including
    current maturities of long-term debt                 $         40.8  $         40.0   $        144.8
  Accounts payable                                                214.5           214.5            248.8
  Accrued expenses                                                631.3           648.2            597.8
  Accrued income taxes                                                -               -             29.1
                                                         --------------- ---------------  ---------------
      CURRENT LIABILITIES                                         886.6           902.7          1,020.5
                                                         --------------- ---------------  ---------------

LONG-TERM DEBT
  Notes, mortgages and debentures                                 599.1           600.2            599.4
                                                         --------------- ---------------  ---------------

DEFERRED ITEMS
  Income taxes                                                    201.3           185.2            204.7
  Postretirement and postemployment benefits                      213.1           216.1            195.9
  Compensation and other                                          146.6           142.4             75.0
                                                         --------------- ---------------  ---------------
      DEFERRED ITEMS                                              561.0           543.7            475.6
                                                         --------------- ---------------  ---------------

COMMON SHAREHOLDERS' EQUITY
  Common stock; authorized: 200,000,000 shares,
    $0.75 par value; issued: 102,538,000 shares                    76.9            76.9             76.9
  Additional paid-in capital                                      309.1           316.2            314.9
  Retained earnings                                             1,092.6         1,079.4          1,067.1
  Treasury stock, at cost:
    13,156,000, 14,739,000 and 14,976,000 shares                 (246.8)         (289.8)          (292.7)
  Unamortized ESOP expense and other                              (31.7)          (27.1)           (39.9)
  Accumulated other comprehensive income (loss)                   (36.0)          (44.7)           (26.3)
                                                         --------------- ---------------  ---------------
      COMMON SHAREHOLDERS' EQUITY                               1,164.1         1,110.9          1,100.0
                                                         --------------- ---------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $      3,210.8  $      3,157.5   $      3,195.5
                                                         =============== ===============  ===============

The notes are an integral part of these consolidated statements.


                                                  BRUNSWICK CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE THREE MONTHS ENDED MARCH 31
                                                      (IN MILLIONS)
                                                       (UNAUDITED)

                                                                                         2002             2001
                                                                                    --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                   $        13.2    $        36.6
     Depreciation and amortization                                                           37.5             37.1
     Changes in noncash current assets and current liabilities                              (50.0)          (113.8)
     Income taxes                                                                            31.3             78.2
     Other, net                                                                               1.0             11.7
                                                                                    --------------   --------------
        NET CASH PROVIDED BY CONTINUING OPERATIONS                                           33.0             49.8
        NET CASH USED FOR DISCONTINUED OPERATIONS                                               -            (28.1)
                                                                                    --------------   --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                            33.0             21.7
                                                                                    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                   (16.3)           (18.7)
     Acquisitions of businesses, net of cash acquired                                        (8.8)           (18.4)
     Other, net                                                                               2.4              5.6
                                                                                    --------------   --------------
        NET CASH USED FOR CONTINUING OPERATIONS                                             (22.7)           (31.5)
        NET CASH USED FOR DISCONTINUED OPERATIONS                                               -             (2.8)
                                                                                    --------------   --------------
        NET CASH USED FOR INVESTING ACTIVITIES                                              (22.7)           (34.3)
                                                                                    --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayments of commercial paper and other
       short-term debt                                                                          -            (27.5)
     Payments of long-term debt including current maturities                                    -             (2.8)
     Cash dividends paid                                                                        -            (10.9)
     Stock options exercised                                                                 25.1              0.9
     Other, net                                                                              (0.3)               -
                                                                                    --------------   --------------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                 24.8            (40.3)
                                                                                    --------------   --------------

Net increase (decrease) in cash and cash equivalents                                         35.1            (52.9)
Cash and cash equivalents at January 1                                                      108.5            125.2
                                                                                    --------------   --------------

CASH AND CASH EQUIVALENTS AT MARCH 31                                               $       143.6    $        72.3
                                                                                    ==============   ==============

The notes are an integral part of these consolidated statements.

                              BRUNSWICK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MARCH 31, 2002, DECEMBER 31, 2001, AND MARCH 31, 2001
                                  (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS. The unaudited financial data of Brunswick Corporation ("the Company") has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements and notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain previously reported amounts have been reclassified to conform with the current-period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K (the 2001 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended March 31, 2002 and 2001. The interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

GOODWILL AND OTHER INTANGIBLE ASSETS. During 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized. SFAS No.142 does not require retroactive restatement for all periods presented; however, the comparative pro forma information below for 2001 assumes that SFAS No. 142 was in effect beginning January 1, 2001.

Pro Forma Information
(in millions, except per share data)

                                                                            QUARTER ENDED MARCH 31
                                                                        -----------------------------
                                                                           2002               2001
                                                                        ------------     ------------
Reported net earnings                                                   $     13.2       $     36.6
Goodwill and indefinite-lived intangible amortization                           --              2.7
                                                                        ------------     ------------
Adjusted net earnings                                                   $     13.2       $     39.3
                                                                        ============     ============

BASIC EARNINGS PER COMMON SHARE:
Reported net earnings                                                   $     0.15       $      0.42
Goodwill and indefinite-lived intangible amortization                           --              0.03
                                                                        ------------     ------------
Adjusted net earnings                                                   $     0.15       $      0.45
                                                                        ============     ============

DILUTED EARNINGS PER COMMON SHARE:
Reported net earnings                                                   $     0.15       $      0.42
Goodwill and indefinite-lived intangible amortization                           --              0.03
                                                                        ------------     ------------
Adjusted net earnings                                                   $     0.15       $      0.45
                                                                        ============     ============

Under SFAS No. 142, while amortization of goodwill and certain other intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step the implied fair value of reporting unit goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

In accordance with the transition provisions of SFAS No.142, the Company is nearing completion of the first step of the transitional goodwill impairment test for all the reporting units of the Company. The results of that test have indicated that goodwill of certain bowling products businesses acquired in 1996 and 1998, and a fitness equipment retailer acquired beginning in 1999, all of which are reported in the Recreation segment, may be impaired, and an impairment loss may have to be recognized. While the analysis has not been completed, the Company expects to record a non-cash charge of $25 million to $30 million, after tax. The measurement of this loss is expected to be completed by the end of the second quarter of 2002. Any resulting impairment loss will be recognized as the cumulative effect of a change in accounting principle as required by SFAS No. 142.

Other intangibles consist of the following (in millions):

                                                                    QUARTER ENDED MARCH 31
                                            ----------------------------------------------------------------------
                                                          2002                                  2001
                                            ---------------------------------     --------------------------------
                                               GROSS           ACCUMULATED           GROSS          ACCUMULATED
                                              AMOUNT          AMORTIZATION          AMOUNT          AMORTIZATION
                                            -----------     -----------------     -----------    -----------------
Amortized intangible assets:
     Dealer network                         $    205.7      $        (158.6)      $    185.7     $        (147.2)
     Other                                         7.3                 (2.1)             6.6                (1.8)
                                            -----------     -----------------     -----------    -----------------
                 Total                      $    213.0      $        (160.7)      $    192.3     $        (149.0)
                                            ===========     =================     ===========    =================

Indefinite-lived intangible assets:
     Trademarks/tradenames                  $     53.7      $         (17.4)      $     44.4     $         (15.7)
     Pension intangible asset                     36.2                 --               43.3                --
                                            -----------     -----------------     -----------    -----------------
                 Total                      $     89.9      $         (17.4)      $     87.7     $         (15.7)
                                            ===========     =================     ===========    =================

Aggregate amortization expense for the quarter ended March 31, 2002 and March 31, 2001 was $3.3 million and $3.2 million, respectively.

Estimated amortization expense for each of the next five years is as follows (in millions):

         For year ended December 31, 2003            $  10.1
         For year ended December 31, 2004            $   9.8
         For year ended December 31, 2005            $   6.8
         For year ended December 31, 2006            $   6.8
         For year ended December 31, 2007            $   4.0

A summary of changes in the Company's goodwill during the quarter by segment is as follows (in millions):

                                                              GOODWILL
                                --------------------------------------------------------------------
                                    JANUARY 1,             ADJUSTMENTS &              MARCH 31,
                                       2002               ACQUISITIONS (A)              2002
                                --------------------     ------------------     --------------------
Marine Engine                   $               9.0      $            0.2       $               9.2
Boat                                          173.5                  (0.7)                    172.8
Recreation                                    291.9                  --                       291.9
                                --------------------     ------------------     --------------------
Total                           $             474.4      $           (0.5)      $             473.9
                                ====================     ==================     ====================

         (A) Adjustments primarily relate to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Sealine and Hatteras acquisitions completed in the third and fourth quarters of 2001, respectively.

DERIVATIVES. The Company engages in business activities involving both financial and market risks, including, but not limited to, changes in foreign currency exchange rates and commodity prices. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The Company's risk management objectives are described in Notes 1 and 8 of the 2001 Form 10-K. The effects of derivative and financial instruments are not expected to be material to the Company's results of operations

Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS 133/138, all derivative instruments are recognized on the balance sheet at their fair values. As a result of the adoption of this standard, in the first quarter of 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pretax) as a cumulative effect of a change in accounting principle, primarily resulting from the recording of interest rate swaps.

NOTE 2 - EARNINGS PER COMMON SHARE

There is no difference in the net earnings used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is primarily the amount of common stock equivalents relating to unexercised outstanding employee stock options. The average number of shares of common stock equivalents increased to 1.0 million from 0.1 million for the quarters ended March 31, 2002 and 2001, respectively, due to an increase in the Company's stock price.

NOTE 3 - DEBT

There was no outstanding commercial paper at March 31, 2002, or December 31, 2001, compared with $123.1 million at March 31, 2001. The weighted-average interest rates for commercial paper borrowings were 2.44 percent and 6.37 percent for the quarters ended March 31, 2002 and 2001, respectively.

NOTE 4 - LEGAL AND ENVIRONMENTAL

See Note 9 for legal matters arising after March 31, 2002.

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

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates are not achieved, results of operations could be adversely affected in the period in which additional provisions are required. Refer to Note 7 to the consolidated financial statements in the 2001 Form 10-K for disclosure of the potential cash requirements of environmental proceedings as of December 31, 2001.

NOTE 5 - SEGMENT DATA

The following table sets forth net sales and operating earnings of each of the Company's reportable segments for the quarters ended March 31, 2002 and 2001 (in millions):

                                                                  QUARTER ENDED MARCH 31
                                       ------------------------------------------------------------------------------
                                                       2002                                      2001
                                       ------------------------------------       -----------------------------------
                                            NET               OPERATING                NET              OPERATING
                                           SALES               EARNINGS               SALES              EARNINGS
                                       --------------       ---------------       --------------      ---------------
Marine Engine                          $      370.4         $      24.7           $      413.7        $      49.3
Boat                                          353.9                 3.3                  380.3               23.8
Marine eliminations                           (52.8)               --                    (67.1)              --
                                       --------------       ---------------       --------------      ---------------
  Total Marine                                671.5                28.0                  726.9               73.1
Recreation                                    195.2                17.4                  186.3               19.8
Corporate/Other                                --                 (15.1)                  --                (13.9)
                                       --------------       ---------------       --------------      ---------------
Total                                  $      866.7         $      30.3           $      913.2        $      79.0
                                       ==============       ===============       ==============      ===============

NOTE 6 - ACQUISITIONS

Cash paid for acquisitions in the first quarter of 2002, net of cash acquired, totaled $8.8 million from two transactions. First, on February 10, 2002, the Company acquired Teignbridge Propellers, Ltd. Teignbridge, headquartered in Newton Abott, United Kingdom, is a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels. Second, the Company paid additional consideration relating to the 2001 acquisition of Hatteras Yachts, Inc.

Cash paid for acquisitions, net of cash acquired, totaled $18.4 million for the first quarter of 2001, comprised primarily of consideration paid for Princecraft Boats Inc. (Princecraft), a manufacturer of fishing, deck and pontoon boats. The Company acquired Princecraft on March 7, 2001, and its results are included in the Boat segment post-acquisition. The acquisition of Princecraft has been accounted for as a purchase. The Company acquired assets including inventory, net property, plant and equipment and a trademark. In addition, the Company also acquired the remaining interest in Omni Fitness Equipment, Inc. (Omni Fitness), a domestic retailer of fitness equipment, effective February 28, 2001. Omni Fitness' results are included in the Recreation segment, and the acquisition has been accounted for as a purchase. The Company acquired the remaining interest in satisfaction of a note with the previous owner. The Company had previously accounted for its interest in Omni Fitness under the equity method of accounting. The Company also acquired some other small businesses included in the Recreation segment.

Other 2001 acquisitions include Sealine International (Sealine), a leading manufacturer of luxury sport cruisers and motoryachts, which closed on July 3, 2001, and Hatteras Yachts, Inc. (Hatteras), a leading manufacturer of luxury sportfishing convertibles and motoryachts, which was acquired on November 30, 2001. The fair value of the net assets acquired is subject to final purchase accounting adjustments. Refer to Note 6 to the consolidated financial statements in the 2001 Form 10-K for further disclosure of the Company's acquisitions.

NOTE 7 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) includes cumulative foreign currency translation adjustments, unrealized gains and losses on investments and derivatives, and minimum pension liability adjustments, all net of tax. Comprehensive income for the quarters ended March 31, 2002 and 2001, was as follows (in millions):

                                                                      QUARTER ENDED MARCH 31
                                                                 --------------------------------
                                                                     2002              2001
                                                                 --------------    --------------
Net earnings                                                     $     13.2        $     36.6
Other comprehensive income (loss):
   Foreign currency cumulative translation adjustment                   3.0              (2.8)
   Net change in unrealized gains on investments                        4.7               2.3
   Net change in accumulated unrealized derivative gains                1.0               1.6
                                                                 --------------    --------------
     Total other comprehensive income                                   8.7               1.1
                                                                 --------------    --------------
Comprehensive income                                             $     21.9        $     37.7
                                                                 ==============    ==============

NOTE 8 - DISCONTINUED OPERATIONS

The Company substantially completed the sale of its outdoor recreation segment in 2001. Refer to Note 11 to the consolidated financial statements in the 2001 Form 10-K for information related to discontinued operations.

NOTE 9 - SUBSEQUENT EVENTS

On April 18, 2002, the Company, in cooperation with the United States Consumer Products Safety Commission, announced a recall of approximately 103,000 bicycles that were sold by the Company's former bicycle division. The bicycles had been equipped with suspension forks that were purchased from a Taiwanese company. Some of the forks were found to have been defectively manufactured and were involved in approximately 35 reported accidents. The recall is an expansion of a prior recall involving the suspension forks and allows consumers who purchased bicycles with an affected fork to return the fork in exchange for $65. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

On May 3, 2002, the United States Court of Appeals for the Federal Circuit reversed a summary judgment that had been granted in the Company's favor against CCS Fitness, Inc. CCS had sued the Company alleging that a front-drive cross trainer manufactured by Life Fitness infringed a patent held by CCS. As a result of the appellate court's ruling, the case will be remanded to the trial court, where the Company believes it has strong defenses on the merits of the case. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED

The following table sets forth certain amounts, ratios and relationships calculated from the consolidated statements of income for the quarters ended March 31, 2002 and 2001 (in millions, except per share data):

                                                                                          QUARTER ENDED MARCH 31
                                                                                    ----------------------------------
                                                                                         2002               2001
                                                                                    ----------------  ----------------
Net sales                                                                           $     866.7       $    913.2
Operating earnings                                                                  $      30.3       $     79.0
Earnings from continuing operations                                                 $      13.2       $     39.5
Cumulative effect of change in accounting principle, net of tax (A)                        --               (2.9)
                                                                                    ----------------  ----------------
Net earnings                                                                        $      13.2       $     36.6
                                                                                    ================  ================
Diluted earnings per share from continuing operations                               $       0.15      $      0.45
Cumulative effect per share of change in accounting principle (A)                             --            (0.03)
                                                                                    ----------------  ----------------
Diluted earnings per share                                                          $       0.15      $      0.42
                                                                                    ================  ================
Expressed as a percentage of net sales:
Gross margin                                                                               22.1%            24.7%
Selling, general and administrative expense                                                18.6%            16.1%
Operating margin                                                                            3.5%             8.7%

         (A) The Company adopted SFAS Nos. 133/138, effective January 1, 2001.

For the first quarter of 2002, the Company reported net sales of $866.7 million, down 5 percent from the first quarter of 2001. Excluding acquisitions completed during 2001, sales would have decreased 14 percent. This decline was mainly attributable to lower sales in the Boat and Marine Engine segments primarily caused by weak domestic market conditions. Excluding acquisitions, Recreation segment sales were down slightly due to lower shipments of bowling equipment.

Gross margin percentages in the first three months of 2002 decreased to 22.1 percent from 24.7 percent. The 260 basis point reduction reflects the impact of lower sales volume, lower production rates, as well as a shift in sales mix, most notably in the Boat segment towards smaller boats, which carry lower margins.

Operating earnings for the quarter ended March 31, 2002, totaled $30.3 million compared with $79.0 million in 2001. Operating margins fell 520 basis points to
3.5 percent in the current quarter versus 8.7 percent a year ago. The decline in operating margins was primarily attributable to the aforementioned gross margin decline and increases in selling, general and administrative costs almost entirely associated with acquisitions completed after the first quarter of 2001.

Interest expense decreased $2.6 million, or 19.1 percent, in the first three months of 2002 compared with the first three months of 2001, principally due to a decline in the average level of outstanding debt.

Other income totaled $1.3 million in the current quarter versus other expense of $1.7 million in the first quarter of last year. Improved results from joint-venture investments and more favorable currency adjustments affected the other income (expense) comparison between the quarters.

Earnings from continuing operations totaled $13.2 million in the first three months of 2002, versus $39.5 million in the comparable quarter a year ago. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards Nos. 133/138 "Accounting for Certain Derivative Instruments and Certain

Hedging Activities." The non-cash cumulative effect of adopting the new accounting standards resulted in a charge of $2.9 million after tax, or $0.03 per diluted share, reducing net earnings to $36.6 million for the three months ended March 31, 2001.

Average common shares outstanding used to calculate diluted earnings per share for the quarter increased to 89.7 million in 2002 from 87.8 million in 2001. The increase in average diluted shares outstanding reflects the effects of stock options exercised since March 31, 2001, as well as an increase in common stock equivalents related to unexercised employee stock options, driven by an increase in the Company's stock price.

EFFECTS OF MARINE MARKET CONDITIONS. The U.S. economic recession contributed to the reduction in the Company's domestic demand for its marine products in the first quarter of 2002 when compared with the first quarter of 2001. As such, the results of the Company's Boat and Marine Engine segments were adversely affected. The Company took actions in 2001 and the first quarter of 2002 to address the adverse market conditions by stimulating retail demand, decreasing production levels, and instituting working capital management programs, which reduced inventories from levels at March 31, 2001, and December 31, 2001. The Company will continue to take additional actions in 2002, as necessary, to keep inventories at desirable levels.

EFFECTS OF THREATENED EUROPEAN COMMUNITIES TARIFF INCREASES. On April 19, 2002, the Commission of the European Communities announced its intention to increase tariffs on certain U.S. exports to the countries comprising European Communities
(EC), including many categories of recreational boats. The proposed EC tariff increase was announced in response to increases by the United States on certain steel tariffs. If the EC tariffs are put into effect, a substantial portion of the Company's boats imported into the EC would be subject to an additional duty of 30 percent. The proposed tariffs are scheduled to become effective on March 20, 2005, or five days following a ruling from the World Trade Organization
(WTO) that the U.S. steel tariffs are incompatible with WTO standards, whichever is sooner. A ruling from the WTO is expected during 2003, but the Company is unable to predict what that ruling will be. Although it is not possible to determine the likely effects of the EC proposal, the Company is carefully monitoring developments concerning this matter and will continue to evaluate potential strategies for mitigating any adverse effects of the proposed tariffs. Boat sales into the EC during 2001 totaled approximately $40 million.

MARINE ENGINE SEGMENT

The following table sets forth Marine Engine segment results for the quarters ended March 31, 2002 and 2001 (in millions):

                                               QUARTER ENDED MARCH 31
                                          ----------------------------------
                                               2002               2001
                                          ---------------    ---------------

Net sales                                 $      370.4       $      413.7
Operating earnings                        $       24.7       $       49.3
Operating margin                                   6.7%              11.9%
Capital expenditures                      $        3.5       $        6.6

The Marine Engine segment reported a 10 percent drop in sales in the first quarter of 2002 to $370.4 million from $413.7 million a year ago. Domestic sales were down 11 percent largely driven by lower sterndrive shipments, as weak markets led dealers and boat builders to decrease pipeline inventories. International sales declined 3 percent compared to the first quarter of 2001 due to weak market conditions in Europe for outboard engines.

Operating earnings for the segment declined to $24.7 million in the first quarter of 2002, compared with $49.3 million a year ago. Operating margins also decreased to 6.7 percent in the current quarter, versus 11.9 percent in the first quarter of last year. The decline in operating margins reflects lower sales volumes and lower absorption of fixed costs associated with reductions in production levels.

BOAT SEGMENT

The following table sets forth Boat segment results for the quarters ended March 31, 2002 and 2001 (in millions):

                                                 QUARTER ENDED MARCH 31
                                          ------------------------------------
                                                2002                2001
                                          ----------------    ----------------

Net sales                                 $     353.9         $     380.3
Operating earnings                        $       3.3         $      23.8
Operating margin                                  0.9%                6.3%
Capital expenditures                      $       9.2         $       6.5

In the first quarter of 2002, the Boat segment reported net sales of $353.9 million, a 7 percent decrease from the year-earlier quarter. Excluding acquisitions completed in 2001, sales were down 25 percent due to continued weak demand. In particular, shipments of sport yachts and yachts, which were strong in the first quarter of 2001, saw the biggest decline.

Boat segment operating earnings totaled $3.3 million in the first quarter of 2002, declining $20.5 million from the same period of 2001, and operating margins decreased 540 basis points to 0.9 percent from 6.3 percent. The decline in operating margins reflects the overall decline in volume, a shift in sales mix towards smaller boats, which carry lower margins, as well as lower absorption of fixed costs due to reductions in production rates, partially offset by profit contributed from acquisitions.

RECREATION SEGMENT

The following table sets forth Recreation segment results for the quarters ended March 31, 2002 and 2001 (in millions):

                                              QUARTER ENDED MARCH 31
                                        ------------------------------------
                                             2002                2001
                                        ----------------    ----------------

Net sales                               $     195.2         $     186.3
Operating earnings                      $      17.4         $      19.8
Operating margin                                8.9%               10.6%
Capital expenditures                    $       3.5         $       5.2

Recreation segment sales of $195.2 million in the first quarter of 2002 increased 5 percent compared with the first quarter of 2001. This increase in sales is entirely due to the completion of the Omni Fitness acquisition, which closed late in the first quarter of 2001. Excluding the Omni acquisition, first quarter 2002 sales of fitness equipment were flat versus the prior year, as higher international shipments were offset by reduced commercial sales to domestic health clubs. Bowling equipment sales, including capital equipment, balls, supplies and other accessories, were down when comparing the first quarter of 2002 with the first quarter of 2001 as customers postponed new construction and renovation projects due to the weak economic conditions.

In the first quarter of 2002, Recreation segment operating earnings declined to $17.4 million from $19.8 million in 2001. Lower sales of bowling equipment was the key driver. Operating margins decreased to 8.9 percent in the current quarter versus 10.6 percent a year ago.

DISCONTINUED OPERATIONS

The Company substantially completed the sale of its outdoor recreation segment in 2001. Refer to Note 11 to the consolidated financial statements in the 2001 Form 10-K for additional information related to discontinued operations.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth an analysis of cash flow for the three-month periods ended March 31, 2002 and 2001 (in millions):

                                                                                      THREE MONTHS ENDED MARCH 31
                                                                                   ----------------------------------
                                                                                         2002               2001
                                                                                   ---------------    ---------------
EBITDA*                                                                            $       69.1       $      114.3
Changes in working capital                                                                (50.0)            (113.8)
Interest expense                                                                          (11.0)             (13.5)
Tax refunds, net                                                                           23.9               55.8
Other                                                                                       1.0                7.0
                                                                                   ---------------    ---------------
    Cash provided by operating activities of continuing operations                         33.0               49.8
    Cash used for investing activities of continuing operations**                         (13.9)             (13.1)
                                                                                   ---------------    ---------------
    Free cash flow ***                                                             $       19.1       $       36.7
                                                                                   ===============    ===============

   Cash flow used for discontinued operations (pretax)                             $       --         $      (30.9)
                                                                                   ===============    ===============

    *EBITDA is defined as net earnings adjusted for the effect of the change in an accounting principle, unusual charges and discontinued operations, before interest, taxes, depreciation and amortization. EBITDA is presented to assist in the analysis of cash from operations. However, it is not intended as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles.
   **Comprised principally of capital expenditures and excludes acquisition and disposition activities.
  ***Free cash flow is defined as cash flow from operating and investing activities of continuing operations, excluding acquisition, disposition and financing activities.

The Company's major sources of funds for investments and dividend payments are cash generated from operating activities, available cash balances and selected borrowings.

Net cash provided by operating activities of continuing operations totaled $33.0 million for the first three months of 2002, compared with $49.8 million in 2001.

Cash provided from operating activities included changes in working capital that resulted in a use of cash of $50.0 million in 2002 and $113.8 million in 2001. Inventory, excluding acquired inventory balances, decreased $20.0 million during the first three months of 2002 compared with an increase of $36.7 million in the same period in 2001. Lower production rates in the Marine Engine and Boat segments were the primary drivers. Accounts and notes receivable increased $70.2 million in the first three months of 2002 versus an increase of $30.8 million in the first three months of 2001. The $70.2 million increase in receivables since year end 2001 was principally due to the seasonal build in Marine Engine segment receivables and the exit from a third party floor plan arrangement with a financial services provider in Europe. Accrued expenses decreased $16.9 million during the first three months of 2002 versus a drop of $44.0 million in the first three months of 2001, with lower incentive payments this year as the principle driver.

Cash flow from operating activities in 2002 also included less favorable income tax related cash flows versus the prior year. The tax refunds in the first quarter of 2001 are largely the result of dispositions completed in late 2000 for the camping and bicycle businesses. The refund in the first quarter of 2002 resulted from the divestiture of the beverage cooler business completed in late 2001.

During the first three months of 2002, the Company invested $16.3 million in capital expenditures compared with $18.7 million in 2001. Cash paid for acquisitions totaled $8.8 million in the first quarter of 2002, compared with $18.4 million paid in the first quarter of 2001.

Cash and cash equivalents totaled $143.6 million at March 31, 2002, up from $108.5 million at the end of 2001. Total debt at March 31, 2002, stood at $639.9 million versus $640.2 million at the end of 2001. Debt-to-capitalization ratios at these dates were 35.5 percent and 36.6 percent, respectively. The Company had no outstanding commercial paper at March 31, 2002, with additional borrowing capacity of $400.0 million under the Company's $400.0 million long-term credit agreement with a group of banks.

The Company has $600.0 million available for the issuance of equity and/or debt securities under a shelf registration filed in 2001 with the Securities and Exchange Commission.

During the first three months of 2002, the company received $25.1 million from stock options exercised compared to $0.9 million during the first three months of 2001.

The Company announced in 2001 that it would begin paying dividends annually rather than quarterly, beginning in 2002, in order to reduce administrative costs. Future dividends, as declared at the discretion of the Board of Directors, will be paid in December.

The Company's financial flexibility and access to capital markets are supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company's short-term and long-term needs.

LEGAL PROCEEDINGS AND CONTINGENCIES

On April 18, 2002, the Company, in cooperation with the United States Consumer Products Safety Commission, announced a recall of approximately 103,000 bicycles that were sold by the Company's former bicycle division. The bicycles had been equipped with suspension forks that were purchased from a Taiwanese company. Some of the forks were found to have been defectively manufactured, and were involved in approximately 35 reported accidents. The recall is an expansion of a prior recall involving the suspension forks and allows consumers who purchased bicycles with an affected fork to return the fork in exchange for $65. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

On May 3, 2002, the United States Court of Appeals for the Federal Circuit reversed a summary judgment that had been granted in the Company's favor against CCS Fitness, Inc. CCS had sued the Company alleging that a front-drive cross trainer manufactured by Life Fitness infringed a patent held by CCS. As a result of the appellate court's ruling, the case will be remanded to the trial court, where the Company believes it has strong defenses on the merits of the case. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates are not achieved, results of operations could be adversely affected in the period in which additional provisions are required. Refer to Note 7 to the consolidated financial statements in the 2001 Form 10-K for disclosure of the potential cash requirements of environmental proceedings as of December 31, 2001.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the effect of a weak U.S. economy on consumer confidence and thus the demand for marine, fitness and bowling equipment and products; the impact of interest rates, fuel prices and weather conditions on demand for marine products; competitive pricing pressures; inventory adjustments by major dealers and retailers; the financial strength of dealers and independent boat builders; the success of inventory reduction efforts; adverse foreign economic conditions; shifts in currency exchange rates; adverse weather conditions retarding sales of recreation products; the ability to complete environmental remediation and compliance efforts at the cost estimated; the success of marketing and cost-management programs; the Company's ability to develop and produce new products; new and competing technologies; imports from Asia and increased competition from Asian competitors; and possible increases in tariffs on the Company's boat sales into Europe. Additional factors are included in the 2001 Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note 4 to Consolidated Financial Statements in Part I of this Quarterly Report on pages 8 and 9 is hereby incorporated by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the May 1, 2002,  Annual  Meeting of  Shareholders of the Company, Ms. Dorrit
J. Bern, Mr. Peter Harf, Mr. Jay W. Lorsch, Ms. Bettye Martin Musham and Mr. Ralph Stayer were elected directors of the Company for terms expiring at the 2005 Annual Meeting. The numbers of shares voted with respect to these directors were:

         NOMINEE                            FOR                   WITHHELD
         -------                            ---                   --------
         Dorrit J. Bern                  76,662,317               2,069,243
         Peter Harf                      76,672,319               2,059,241
         Jay W. Lorsch                    77,151,097               1,580,463
         Bettye Martin Musham            77,185,128               1,546,432
         Ralph Stayer                    77,280,779               1,450,781


At the Annual Meeting, the Board of Directors' appointment of Ernst & Young LLP as auditors for the Company and its subsidiaries for the year 2002 was ratified pursuant to the following vote:

                                                     NUMBER OF SHARES
                                                     ----------------
                           For                          74,366,133
                           Against                       3,802,817
                           Abstain                         561,709

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          None

(b)       Reports on Form 8-K.

          In a Current Report filed on Form 8-K dated March 15, 2002, the Company reported information pursuant to "Item 4. Changes in Registrant's Certifying Accountant" in connection with the decision to terminate the engagement with Arthur Andersen LLP as its independent auditor on March 13, 2002. As recommended by the Audit and Finance Committee and approved by the Board of Directors, the Company engaged Ernst & Young LLP as its independent auditors, effective March 14, 2002. This decision was ratified at the annual shareholders' meeting held on May 1, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BRUNSWICK CORPORATION
                                                     (Registrant)

May 14, 2002                          By:  /s/ PETER G. LEEMPUTTE
                                           ----------------------
                                              Peter G. Leemputte
                                              Vice President and Controller

*Mr. Leemputte is signing this report both as a duly authorized officer and as the principal accounting officer.