Form 10-Q
period 2002-06-30
BRUNSWICK CORP
filed 2002-08-14
CIK 14930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

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

  YES   X     No


At AUGUST 9, 2002, there were 90,107,329 shares of common stock ($0.75 par value) outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              BRUNSWICK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE PERIODS ENDED JUNE 30
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    QUARTER                   SIX MONTHS
                                                                                   ENDED JUNE 30              ENDED JUNE 30
                                                                             ------------------------   -------------------------
                                                                                 2002         2001         2002          2001
                                                                             -----------   ----------   -----------   -----------
NET SALES                                                                    $   1,017.2   $    928.8   $   1,883.9   $   1,842.0
Cost of sales                                                                      777.4        700.8       1,452.7       1,388.2
Selling, general and administrative expense                                        161.9        146.6         323.0         293.4
                                                                             -----------   ----------   -----------   -----------
    OPERATING EARNINGS                                                              77.9         81.4         108.2         160.4
Interest expense                                                                   (10.6)       (14.1)        (21.6)        (27.7)
Other income (expense)                                                               4.7         (1.4)          6.0          (3.1)
                                                                             -----------   ----------   -----------   -----------
    EARNINGS BEFORE INCOME TAXES                                                    72.0         65.9          92.6         129.6
Income tax provision                                                                25.8         24.4          33.2          48.6
                                                                             -----------   ----------   -----------   -----------
    EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             46.2         41.5          59.4          81.0
Cumulative effect of change in accounting principle, net of tax                      --           --          (25.1)         (2.9)
                                                                             -----------   ----------   -----------   -----------
    NET EARNINGS                                                             $      46.2   $     41.5   $      34.3   $      78.1
                                                                             ===========   ==========   ===========   ===========

BASIC EARNINGS PER COMMON SHARE:
Earnings before cumulative effect of change in accounting principle          $      0.51   $     0.47   $      0.66   $      0.92
Cumulative effect of change in accounting principle                                 --           --           (0.28)        (0.03)
                                                                             -----------   ----------   -----------   -----------
Net earnings                                                                 $      0.51   $     0.47   $      0.38   $      0.89
                                                                             ===========   ==========   ===========   ===========

DILUTED EARNINGS PER COMMON SHARE:
Earnings before cumulative effect of change in accounting principle          $      0.51   $     0.47   $      0.66   $      0.92
Cumulative effect of change in accounting principle                                 --           --           (0.28)        (0.03)
                                                                             -----------   ----------   -----------   -----------
Net earnings                                                                 $      0.51   $     0.47   $      0.38   $      0.89
                                                                             ===========   ==========   ===========   ===========

AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share                                                            90.2         87.8          89.5          87.7
Diluted earnings per share                                                          91.4         88.3          90.6          88.0

CASH DIVIDENDS DECLARED PER COMMON SHARE                                     $      --     $    0.125   $       --    $      0.25


The notes are an integral part of these consolidated statements.

                              BRUNSWICK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 30, 2002, DECEMBER 31, 2001, AND JUNE 30, 2001
                                  (IN MILLIONS)


                                                               JUNE 30,    December 31,    June 30,
                                                                2002          2001          2001
                                                             ----------    ----------    ----------
                                                             (UNAUDITED)                 (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost,
    which approximates market                                $    334.5    $    108.5    $    155.8
  Accounts and notes receivable,
    less allowances of $27.5, $26.1 and $21.5                     484.7         361.9         446.5
  Inventories
    Finished goods                                                273.4         317.2         303.4
    Work-in-process                                               199.4         180.9         140.6
    Raw materials                                                  54.2          59.3          67.9
                                                             ----------    ----------    ----------
      Net inventories                                             527.0         557.4         511.9
                                                             ----------    ----------    ----------
  Prepaid income taxes                                            322.1         307.5         367.0
  Prepaid expenses                                                 26.7          38.9          39.0
  Income tax refunds receivable                                    --            26.7          --
  Net assets of discontinued operations offered for sale           --            --            66.9
                                                             ----------    ----------    ----------
       CURRENT ASSETS                                           1,695.0       1,400.9       1,587.1
                                                             ----------    ----------    ----------

PROPERTY
  Land                                                             65.7          68.4          64.3
  Buildings                                                       440.3         426.3         410.3
  Equipment                                                     1,004.5         998.5         976.4
                                                             ----------    ----------    ----------
      Total land, buildings and equipment                       1,510.5       1,493.2       1,451.0
  Accumulated depreciation                                       (836.5)       (803.8)       (778.1)
                                                             ----------    ----------    ----------
      Net land, buildings and equipment                           674.0         689.4         672.9
  Unamortized product tooling costs                               110.4         116.2         113.7
                                                             ----------    ----------    ----------
      NET PROPERTY                                                784.4         805.6         786.6
                                                             ----------    ----------    ----------

OTHER ASSETS
  Goodwill                                                        431.1         474.4         413.5
  Other intangibles                                               124.2         128.9         114.7
  Investments                                                      99.8          80.4          71.1
  Other long-term assets                                          269.8         267.3         164.4
                                                             ----------    ----------    ----------
      OTHER ASSETS                                                924.9         951.0         763.7
                                                             ----------    ----------    ----------

TOTAL ASSETS                                                 $  3,404.3    $  3,157.5    $  3,137.4
                                                             ==========    ==========    ==========


The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 30, 2002, DECEMBER 31, 2001, AND JUNE 30, 2001
                                  (IN MILLIONS)

                                                     JUNE 30,     December 31,   June 30,
                                                       2002          2001         2001
                                                    ----------    ----------    ----------
                                                    (UNAUDITED)                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including
    current maturities of long-term debt            $     45.8    $     40.0    $     80.4
  Accounts payable                                       264.0         214.5         198.5
  Accrued expenses                                       684.5         648.2         610.7
  Accrued income taxes                                    10.4          --            28.1
                                                    ----------    ----------    ----------
      CURRENT LIABILITIES                              1,004.7         902.7         917.7
                                                    ----------    ----------    ----------

LONG-TERM DEBT
  Notes, mortgages and debentures                        600.9         600.2         594.9
                                                    ----------    ----------    ----------

DEFERRED ITEMS
  Income taxes                                           205.8         185.2         205.4
  Postretirement and postemployment benefits             215.3         216.1         196.7
  Compensation and other                                 165.5         142.4          81.4
                                                    ----------    ----------    ----------
      DEFERRED ITEMS                                     586.6         543.7         483.5
                                                    ----------    ----------    ----------

COMMON SHAREHOLDERS' EQUITY
  Common stock; authorized: 200,000,000 shares,
    $0.75 par value; issued: 102,538,000 shares           76.9          76.9          76.9
  Additional paid-in capital                             309.2         316.2         315.8
  Retained earnings                                    1,113.7       1,079.4       1,097.7
  Treasury stock, at cost:
    12,454,000, 14,739,000 and 14,889,000 shares        (230.6)       (289.8)       (292.5)
  Unamortized ESOP expense and other                     (28.4)        (27.1)        (31.6)
  Accumulated other comprehensive loss                   (28.7)        (44.7)        (25.0)
                                                    ----------    ----------    ----------
      COMMON SHAREHOLDERS' EQUITY                      1,212.1       1,110.9       1,141.3
                                                    ----------    ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  3,404.3    $  3,157.5    $  3,137.4
                                                    ==========    ==========    ==========


The notes are an integral part of these consolidated statements.

                              BRUNSWICK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                     2002        2001
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                  $   34.3    $   78.1
     Depreciation and amortization                                     75.2        77.5
     Change in accounting principle, net of tax                        25.1         2.9
     Changes in noncash current assets and current liabilities         11.9       (81.3)
     Income taxes                                                      55.5        79.0
     Antitrust litigation settlement payments                          --          (6.7)
     Other, net                                                        36.6        (0.4)
                                                                   --------    --------
        NET CASH PROVIDED BY CONTINUING OPERATIONS                    238.6       149.1
        NET CASH PROVIDED BY DISCONTINUED OPERATIONS                   --           4.4
                                                                   --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                     238.6       153.5
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                             (41.0)      (47.0)
     Investments                                                       (6.7)        --
     Acquisitions of businesses, net of cash acquired                  (8.8)      (20.1)
     Proceeds on the sale of property, plant and equipment              4.2        25.3
     Other, net                                                        (0.2)       (1.2)
                                                                   --------    --------
        NET CASH USED FOR CONTINUING OPERATIONS                       (52.5)      (43.0)
        NET CASH PROVIDED BY DISCONTINUED OPERATIONS                   --          36.2
                                                                   --------    --------
        NET CASH USED FOR INVESTING ACTIVITIES                        (52.5)       (6.8)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net issuances (repayments) of commercial paper and other
       short-term debt                                                 18.5       (92.7)
     Payments of long-term debt including current maturities          (18.0)       (9.0)
     Cash dividends paid                                               --         (21.9)
     Stock options exercised                                           39.4         7.5
                                                                   --------    --------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           39.9      (116.1)
                                                                   --------    --------

Net increase in cash and cash equivalents                             226.0        30.6
Cash and cash equivalents at January 1                                108.5       125.2
                                                                   --------    --------

CASH AND CASH EQUIVALENTS AT JUNE 30                               $  334.5    $  155.8
                                                                   ========    ========


The notes are an integral part of these consolidated statements.

                              BRUNSWICK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 2002, DECEMBER 31, 2001, AND JUNE 30, 2001
                                   (Unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K (the 2001 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended June 30, 2002 and 2001. The interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

PROPERTY. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various molds, dies and other tooling owned by the Company and used in its manufacturing processes. Maintenance and repair costs are charged against results of operations as incurred. Depreciation is charged against results of operations over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to fifteen years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the useful life of the applicable product, ranging from three to eight years.

OTHER LONG-TERM ASSETS. Other long-term assets include pension assets and long-term notes receivable. Long-term notes receivable include cash advances made to customers, principally boatbuilders and fitness equipment retailers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable that are reduced as purchases of qualifying products are made. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. In the event sufficient orders are not received, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of June 30, 2002, December 31, 2001, and June 30, 2001, totaled $50.0 million, $53.9 million and $56.9 million, respectively. One boatbuilder customer and its owner comprised 69 percent, 69 percent and 68 percent of these amounts as of June 30, 2002, December 31, 2001, and June 30, 2001, respectively. Certain agreements provide for the assignment of lease and other long-term receivables originated by the Company to third parties. The assignment is not treated as a sale of the associated receivables, but as a secured obligation under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The associated receivables and related obligations are included in Consolidated Balance Sheets under other long-term assets and deferred items - compensation and other, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. During 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized. SFAS No. 142 does not require retroactive restatement for all periods presented; however, the comparative pro forma information below for 2001 assumes that SFAS No. 142 was in effect beginning January 1, 2001.

Pro Forma Information
(in millions, except per share data)

                                                          QUARTER ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                          ---------------------     ------------------------
                                                             2002       2001          2002        2001
                                                          ---------  ---------      ---------   ---------
Reported net earnings                                     $    46.2  $    41.5      $    34.3   $    78.1
Goodwill and indefinite-lived intangible amortization          --          2.7           --           5.4
                                                          ---------  ---------      ---------   ---------
Adjusted net earnings                                     $    46.2  $    44.2      $    34.3   $    83.5
                                                          =========  =========      =========   =========

BASIC EARNINGS PER COMMON SHARE:
Reported net earnings                                     $    0.51  $    0.47      $    0.38   $    0.89
Goodwill and indefinite-lived intangible amortization         --          0.03          --           0.06
                                                          ---------  ---------      ---------   ---------
Adjusted net earnings                                     $    0.51  $    0.50      $    0.38   $    0.95
                                                          =========  =========      =========   =========

DILUTED EARNINGS PER COMMON SHARE:
Reported net earnings                                     $    0.51  $    0.47      $    0.38   $    0.89
Goodwill and indefinite-lived intangible amortization         --          0.03          --           0.06
                                                          ---------  ---------      ---------   ---------
Adjusted net earnings                                     $    0.51  $    0.50      $    0.38   $    0.95
                                                          =========  =========      =========   =========

Under SFAS No. 142, while amortization of goodwill and certain other intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

The Company completed both steps of the process described above in the second quarter of 2002 and recorded a one-time, non-cash charge of $25.1 million after-tax ($29.8 million pre-tax) to reduce the carrying amount of its goodwill effective January 1, 2002. Consistent with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," the Company will amend its first quarter Form 10-Q to reflect the adoption of SFAS No. 142 as of January 1, 2002. Such charge is reflected as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Income. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments was estimated using a discounted cash flow methodology.

All of the $25.1 million after-tax goodwill impairment charge is associated with the Recreation segment. Various bowling products businesses acquired in 1996 account for $11.7 million of the after-tax goodwill impairment ($13.3 million pre-tax). The remaining $13.4 million after-tax change ($16.5 million pre-tax) is associated with a fitness equipment retailer acquired beginning in 1999.

Other intangibles consist of the following (in millions):


                                                                   JUNE 30
                                            ---------------------------------------------------------
                                                      2002*                           2001
                                            -------------------------      --------------------------
                                             GROSS       ACCUMULATED         Gross       Accumulated
                                             AMOUNT      AMORTIZATION       Amount      Amortization
                                            --------     ------------      --------     -------------
Amortized intangible assets:
     Dealer network                         $  196.4       $ (161.2)       $  185.9       $ (149.7)
     Other                                       7.8           (1.1)            7.9           (1.9)
                                            --------       --------        --------       --------
                 Total                      $  204.2       $ (162.3)       $  193.8       $ (151.6)
                                            ========       ========        ========       ========

Indefinite-lived intangible assets:
     Trademarks/tradenames                  $   63.5       $  (17.4)       $   45.4       $  (16.2)
     Pension intangible asset                   36.2           --              43.3          --
                                            --------       --------        --------       --------
                 Total                      $   99.7       $  (17.4)       $   88.7       $  (16.2)
                                            ========       ========        ========       ========


     *Gross amounts and related accumulated amortization amounts include adjustments related to changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Teignbridge acquisition completed in the first quarter of 2002 and the Sealine and Hatteras acquisitions completed in the third and fourth quarters of 2001, respectively. Refer to Note 6 and Matters Affecting Comparability in Management's Discussion and Analysis on pages 11 and 13, respectively.

The costs of other intangible assets are amortized over their expected useful lives using the straight-line method. Aggregate amortization expense for other intangibles in the quarters ended June 30, 2002 and 2001, was $2.7 million and $3.1 million, respectively. Aggregate amortization expense for the six-month periods ended June 30, 2002 and 2001, was $6.0 million and $6.3 million, respectively.

Estimated amortization expense for each of the next five years is as follows (in millions):

     For year ended December 31, 2003            $   12.1
     For year ended December 31, 2004            $   11.9
     For year ended December 31, 2005            $    1.3
     For year ended December 31, 2006            $    1.3
     For year ended December 31, 2007            $    1.3

The reduction in estimated amortization expense in 2005 relates to the completion of intangible amortization assigned to dealer network costs from the 1986 acquisition of the Boat Segment's Sea Ray operations.

A summary of changes in the Company's goodwill during the six-month period ended June 30, 2002, by segment is as follows (in millions):

                                             GOODWILL
                       -----------------------------------------------------
                       JANUARY 1,  ADJUSTMENTS &                    JUNE 30,
                         2002      ACQUISITIONS*   IMPAIRMENTS        2002
                       ---------   -------------   -----------      --------

Marine Engine          $    9.0       $   0.4        $  --          $    9.4
Boat                      173.5         (14.6)          --             158.9
Recreation                291.9           0.7          (29.8)          262.8
                       --------       -------        -------        --------
Total                  $  474.4       $ (13.5)       $ (29.8)       $  431.1
                       ========       =======        =======        ========

     *Adjustments primarily relate to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Teignbridge acquisition completed in the first quarter of 2002 and the Sealine and Hatteras acquisitions completed in the third and fourth quarters of 2001, respectively. Refer to
     Note 6 and Matters Affecting Comparability in Management's Discussion and Analysis on pages 11 and 13, respectively.

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

Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their fair values. As a result of the adoption of this standard in the first quarter of 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pre-tax) as a cumulative effect of a change in accounting principle, primarily resulting from recording interest rate swaps at their fair value.

NOTE 2 - EARNINGS PER COMMON SHARE

There is no difference in the net earnings used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is primarily the amount of common stock equivalents relating to unexercised outstanding employee stock options. The average number of shares of common stock equivalents was 1.2 million and 1.1 million for the quarter and six-month periods ended June 30, 2002, respectively, whereas the average number of shares of common stock equivalents was 0.5 million and 0.3 million for the quarter and six-month periods ended June 30, 2001, respectively. The increase in the 2002 common stock equivalents is due primarily to an increase in the Company's stock price.

NOTE 3 - DEBT

There were no outstanding commercial paper borrowings at June 30, 2002, or December 31, 2001, compared with $60.0 million outstanding at June 30, 2001. There were commercial paper issuances and repayments during the first quarter of 2002 with no such activity occurring in the second quarter of 2002. As a result, the weighted-average interest rate for commercial paper borrowings was 4.87 percent for the quarter ended June 30, 2001, and 2.44 percent and 5.55 percent for the six-month periods ended June 30, 2002 and 2001, respectively.

NOTE 4 - LEGAL AND ENVIRONMENTAL

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

On April 18, 2002, the Company, in cooperation with the United States Consumer Products Safety Commission, announced a recall of approximately 103,000 bicycles that were sold by the Company's former bicycle division. The bicycles had been equipped with suspension forks that were purchased from a Taiwanese company. Some of the forks were found to have been defectively manufactured and were involved in approximately 35 reported accidents. The recall is an expansion of a prior recall involving the suspension forks and allows consumers who purchased bicycles with an affected fork to return the fork in exchange for $65 or a replacement bicycle. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

On May 3, 2002, the United States Court of Appeals for the Federal Circuit reversed a summary judgment that had been granted in the Company's favor against CCS Fitness, Inc. (CCS). CCS had sued the Company alleging that a front-drive cross trainer manufactured by Life Fitness infringed a patent held by CCS. As a result of the appellate court's ruling, the case will be remanded to the trial court, where the Company believes it has strong defenses on the merits of the case. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

On May 30, 2002, Leiserv, Inc. (Leiserv), a Company subsidiary operated by the Company's Bowling and Billiards Division, was sued in the Circuit Court of St. Louis County, Missouri, for alleged violations of the federal Telephone Consumer Protection Act. The lawsuit was brought as a putative class action on behalf of all people and entities within two area codes in the St. Louis area who allegedly received unsolicited faxes from Leiserv. Leiserv has removed the case to the United States District Court for the Eastern District of Missouri. Because this case remains in the early stages of litigation and raises legal issues that have not yet been fully resolved by the courts, the Company is unable to predict the potential outcome of this matter.

On April 22, 2002, a federal court in Seattle lifted a stay in a lawsuit filed against Life Fitness by Precor Incorporated (Precor), a subsidiary of Illinois Tool Works, Inc. The suit, which alleges that certain of Life Fitness' cross-trainer exercise machines infringed Precor's Miller `829 patent, was stayed by the court pending reexamination of the patent by the U.S. Patent and Trademark Office (PTO). The PTO issued a modified Miller `829 patent on March 5, 2002, which led to the lifting of the stay. The Company does not believe that its machines infringe the patent, as modified, but is unable to predict the outcome of this matter.

On June 14, 2002, in a separate lawsuit between the Company and Precor, a federal court in Seattle awarded Precor approximately $230,000 in attorneys' fees. Precor had been awarded $5.3 million in attorneys' fees at trial, but the award was remanded for reconsideration in light of an appellate court ruling in the case. The Company believes that this matter, which was originally filed in 1994, has been finally concluded.

NOTE 5 - SEGMENT DATA

The following table sets forth net sales and operating earnings of each of the Company's reportable segments for the quarters and six-month periods ended June 30, 2002 and 2001 (in millions):


                                               QUARTER ENDED JUNE 30
                            ------------------------------------------------------------
                                         2002                             2001
                            --------------------------        --------------------------
                               NET           OPERATING           Net           Operating
                              SALES           EARNINGS          Sales           Earnings
                            ----------        --------        ----------        --------
Marine Engine               $    505.8        $   77.8        $    475.1        $   79.1
Boat                             373.3            11.0             326.2             9.8
Marine eliminations              (61.2)           --               (53.0)           --
                            ----------        --------        ----------        --------
  Total Marine                   817.9            88.8             748.3            88.9
Recreation                       199.3             2.3             180.5            (4.3)
Corporate/Other                   --             (13.2)             --              (3.2)
                            ----------        --------        ----------        --------
Total                       $  1,017.2        $   77.9        $    928.8        $   81.4
                            ==========        ========        ==========        ========

                                             SIX MONTHS ENDED JUNE 30
                            ------------------------------------------------------------
                                         2002                             2001
                            --------------------------        --------------------------
                               NET           OPERATING           Net           Operating
                              SALES           EARNINGS          Sales           Earnings
                            ----------        --------        ----------        --------
Marine Engine               $    876.2        $  102.5        $    888.8        $  128.4
Boat                             727.2            14.3             706.5            33.6
Marine eliminations             (114.0)           --              (120.1)           --
                            ----------        --------        ----------        --------
  Total Marine                 1,489.4           116.8           1,475.2           162.0
Recreation                       394.5            19.7             366.8            15.5
Corporate/Other                   --             (28.3)             --             (17.1)
                            ----------        --------        ----------        --------
Total                       $  1,883.9        $  108.2        $  1,842.0        $  160.4
                            ==========        ========        ==========        ========


NOTE 6 - ACQUISITIONS

Cash paid for acquisitions in the first six months of 2002, net of cash acquired, totaled $8.8 million from two transactions. First, on February 10, 2002, the Company acquired Teignbridge Propellers, Ltd. (Teignbridge). Teignbridge, headquartered in Newton Abott, United Kingdom, is a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels. Second, the Company paid additional consideration relating to the November 30, 2001, acquisition of Hatteras Yachts, Inc. (Hatteras).

Cash paid for acquisitions, net of cash acquired, totaled $20.1 million in the first six months of 2001, comprised primarily of consideration paid for Princecraft Boats Inc. (Princecraft), a manufacturer of fishing, deck and pontoon boats. The Company acquired Princecraft on March 7, 2001, and its post-acquisition results are included in the Boat segment. The acquisition of Princecraft has been accounted for as a purchase. The Company acquired assets including inventory, net property, plant and equipment, and a trademark. In addition, the Company also acquired the remaining interest in Omni Fitness Equipment Inc. (Omni Fitness), a domestic retailer of fitness equipment, effective February 28, 2001. Omni Fitness' results are included in the Recreation segment, and the acquisition has been accounted for as a purchase.

The Company acquired the remaining interest in satisfaction of a note with the previous owner. The Company had previously accounted for its interest in Omni Fitness under the equity method of accounting.

Other 2001 acquisitions consist of Sealine International (Sealine), a leading manufacturer of luxury sport cruisers and motoryachts, which closed on July 3, 2001, and Hatteras Yachts, Inc., a leading manufacturer of luxury sportfishing convertibles and motoryachts, which was acquired on November 30, 2001. Refer to
Note 6 to the consolidated financial statements in the 2001 Form 10-K for further disclosure of the Company's acquisitions.

NOTE 7 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) includes cumulative foreign currency translation adjustments, unrealized gains and losses on investments and derivatives, and minimum pension liability adjustments, all net of tax. Comprehensive income for the quarters and six-month periods ended June 30, 2002 and 2001, was as follows (in millions):

                                                         QUARTER ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                        ----------------------       ------------------------
                                                          2002           2001           2002          2001
                                                        -------        -------        -------       -------
Net earnings                                            $  46.2        $  41.5        $  34.3       $  78.1
Other comprehensive income:
  Foreign currency cumulative translation
    adjustment                                              6.7           (0.4)           9.7          (3.2)
  Net change in unrealized gains on investments             1.0            1.7            5.7           4.0
  Net change in accumulated unrealized
    derivative gains (losses)                              (0.4)          --              0.6           1.6
                                                        -------        -------        -------       -------
     Total other comprehensive income                       7.3            1.3           16.0           2.4
                                                        -------        -------        -------       -------
Comprehensive income                                    $  53.5        $  42.8        $  50.3       $  80.5
                                                        =======        =======        =======       =======


The other comprehensive income associated with cumulative foreign currency translation adjustments for the quarter and six-month periods ended June 30, 2002, resulted from the weakening of the U.S. dollar relative to other foreign currencies.

NOTE 8 - DISCONTINUED OPERATIONS

The company substantially completed the sale of its outdoor recreation segment in 2001. Refer to Note 11 to the consolidated financial statements in the 2001 Form 10-K for information related to discontinued operations.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

The Company's operating results for 2002 include the operating results of Teignbridge Propellers, Ltd. (Teignbridge), a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels, Sealine International (Sealine), a leading manufacturer of luxury sport cruisers and motoryachts, and Hatteras Yachts, Inc. (Hatteras), a leading manufacturer of luxury sportfishing convertibles and motoryachts, from the acquisition dates of February 10, 2002, July 3, 2001, and November 30, 2001, respectively.

The Company's operating results for 2001 include the operating results of Omni Fitness Equipment Inc. (Omni Fitness), a domestic retailer of fitness equipment, and Princecraft Boats Inc. (Princecraft), a manufacturer of deck and pontoon boats, from the acquisition dates of February 28, 2001, and March 7, 2001, respectively.

CONSOLIDATED

The following table sets forth certain amounts, ratios and relationships calculated from the consolidated statements of income for the quarter and six-month periods ended June 30, 2002 and 2001 (in millions, except per share data):

                                                            QUARTER ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                                        -----------------------------         --------------------------------
                                                           2002                2001              2002                 2001
                                                        -----------         ---------         -----------          -----------
Net sales                                               $   1,017.2         $   928.8         $   1,883.9          $   1,842.0
Operating earnings                                      $      77.9         $    81.4         $     108.2          $     160.4
Earnings before cumulative effect of change in
   accounting principle                                 $      46.2         $    41.5         $      59.4          $      81.0
Cumulative effect of change in accounting
   principle, net of tax                                       --                --                 (25.1)                (2.9)
                                                        -----------         ---------         -----------          -----------
Net earnings                                            $      46.2         $    41.5         $      34.3          $      78.1
                                                        ===========         =========         ===========          ===========

Diluted earnings per share before cumulative
  effect of change in accounting principle              $      0.51         $    0.47         $      0.66          $      0.92
Cumulative effect per share of change in
  accounting principle                                         --                --                 (0.28)               (0.03)
                                                        -----------         ---------         -----------          -----------
Diluted earnings per share                              $      0.51         $    0.47         $      0.38          $      0.89
                                                        ===========         =========         ===========          ===========

EXPRESSED AS A PERCENTAGE OF NET SALES:
Gross margin                                                   23.6%             24.5%               22.9%                24.6%
Selling, general and administrative expense                    15.9%             15.8%               17.1%                15.9%
Operating margin                                                7.7%              8.8%                5.7%                 8.7%


The Company reported net sales of $1,017.2 million in the second quarter of 2002, up 10 percent from the second quarter of 2001. For the first half of the year, sales increased 2 percent to $1,883.9 million. The sales increase for the quarter was mainly attributable to higher sales in the Marine Engine and Recreation segments as well as the benefit of the incremental sales associated with the Boat segment's acquisitions of Sealine and Hatteras completed in the second half of 2001. The increase in Marine Engine segment sales was mainly due to higher sterndrive engine sales and the strong performance in international markets. The main drivers of the increase in Recreation segment sales were improved international sales, increased sales of domestic consumer and commercial fitness equipment and increased sales in billiards and bowling equipment. Excluding acquisitions, sales increased 4 percent for the quarter and declined 4 percent year-to-date. The primary driver of the decrease in year-to-date sales, excluding acquisitions, was the Boat segment where the Company continues to experience reduced demand for large cruisers and yachts, partially driven by a reduction in inventories held by dealers.

Gross margin percentages in the second quarter of 2002 decreased to 23.6 percent from 24.5 percent in 2001, and the year-to-date comparisons reflected a decrease of 170 basis points to 22.9 percent. The primary drivers for the decreases in the quarter and year-to-date periods include lower margins in the Marine Engine segment attributable to a shift in sales mix away from parts and accessories sales, which are higher-margin products, towards low-emission two-stroke and four-stroke outboard engines, which are lower-margin products. In addition, higher variable compensation costs for hourly plant personnel and manufacturing related salaried employees also drove gross margins for the Marine Engine segment lower. Year-to-date gross margins were also affected by a shift in sales mix in the Boat segment, most notably towards smaller boats, which carry lower margins, as well as lower absorption of fixed costs due to production rate reductions in the Marine Engine and Boat segments.

Operating earnings for the quarter ended June 30, 2002, totaled $77.9 million compared with $81.4 million in 2001. For the six months ended June 30, 2002, operating earnings decreased to $108.2 million from $160.4 million a year earlier. Operating margins dropped 110 basis points and 300 basis points for the quarter and six-month periods ending June 30, 2002, respectively. The decline in 2002 operating margins is primarily due to the aforementioned gross margin decline; a sales mix shift towards the Boat and Recreation segments, which carry lower operating margins; higher selling, general and administrative variable compensation costs; and pre-tax gains recognized in 2001 on the sale of a testing facility of $10.6 million and two boat plants of $0.3 million. These factors more than offset the favorable impact of 2002 cost reduction programs, restructuring and boat plant closure costs recorded in 2001, and the effect of SFAS No. 142, which requires the cessation of recording amortization expense on goodwill and indefinite-lived intangible assets.

Interest expense decreased $3.5 million, or 24.8 percent, for the quarter ended June 30, 2002, compared with the second quarter of 2001. Year-to-date interest expense decreased $6.1 million, or 22.0 percent, in 2002 compared with the same period a year ago. The decrease in interest expense for both the quarter and year-to-date periods is principally due to a decline in the average level of outstanding debt, most notably as it relates to commercial paper.

Other income totaled $4.7 million in the second quarter of 2002 versus other expense of $1.4 million in the second quarter of last year. Year-to-date other income totaled $6.0 million in 2002 compared with other expense of $3.1 million in 2001. Improved results from joint-venture investments and more favorable currency adjustments from a weakening U.S. dollar affected the other income (expense) quarter and year-to-date comparisons.

Net earnings from continuing operations totaled $46.2 million in the second quarter of 2002 versus $41.5 million in the comparable quarter a year ago. Earnings before the cumulative effect of change in accounting principle for the six months ended June 30, 2002, were $59.4 million versus $81.0 million in the prior year. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The non-cash cumulative effect of adopting this accounting standard resulted in a charge of $25.1 million after-tax, or $0.28 per diluted share, reducing net earnings to $34.3 million for the six months ended June 30, 2002. Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The non-cash cumulative effect of adopting these accounting standards was a charge of $2.9 million after-tax, or $0.03 per diluted share, reducing net earnings to $78.1 million for the six months ended June 30, 2001.

Average common shares outstanding used to calculate diluted earnings per share for the quarter increased by 3.1 million shares to 91.4 million in 2002 from
88.3 million in 2001. In the six-month period, average common shares increased by 2.6 million shares to 90.6 million in 2002 from 88.0 million in 2001. The increase in average diluted shares outstanding for both the quarter and year-to-date periods reflects the effects of stock options exercised as well as an increase in common stock equivalents related to unexercised employee stock options, driven by an increase in the Company's stock price.

STOCK OPTIONS. As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply the provisions of Accounting Principle Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation cost related to stock options granted has been recognized in the Company's Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

In accordance with SFAS No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes using assumptions described further in Note 12 to the consolidated financial statements in the 2001 Form 10-K. Had the fair value method of accounting been applied to the Company's stock option plans, which would include the amortization expense for option grants not fully vested as of June 30, 2002 and 2001, the after-tax expense would be $1.3 million and $1.4 million for the quarters ended June 30, 2002 and 2001, respectively, and $2.7 million and $2.8 million for the six-month periods ended June 30, 2002 and 2001, respectively. Under SFAS No. 123, a company adopting the fair value method of accounting for its stock option plans must do so as of the beginning of the fiscal year of adoption. If the Company were to adopt SFAS No. 123 in 2002, the fair value method would only apply to options granted after December 31, 2001, and the after-tax effect would be $0.3 million and $0.4 million for the quarter and six-month periods ending June 30, 2002, respectively. The Company will continue to evaluate its accounting for stock options as additional authoritative guidance is issued.

EFFECTS OF MARINE MARKET CONDITIONS. The U.S. economic recession contributed to the reduction in domestic demand for the Company's marine products for the six months ended June 30, 2002, when compared with the six months ended June 30, 2001. As such, the results of the Company's Boat and Marine Engine segments were adversely affected. The Company took actions in 2001 and the first half of 2002 to address the adverse market conditions by stimulating retail demand, decreasing production levels, and instituting working capital management programs, which reduced inventories, excluding acquisitions, from levels at June 30, 2001, and December 31, 2001. The Company will continue to take additional actions in 2002, as necessary, to keep inventories at desirable levels.

EFFECTS OF THREATENED EUROPEAN COMMUNITIES TARIFF INCREASES. On April 19, 2002, the Commission of the European Communities announced its intention to increase tariffs on certain U.S. exports to the countries comprising the European Communities (EC), including many categories of recreational boats. The proposed EC tariff increase was announced in response to increases by the United States on certain steel tariffs. If the EC tariffs become effective, a substantial portion of the Company's boats imported into the EC would be subject to an additional duty of 30 percent. The proposed tariffs are scheduled to become effective on March 20, 2005, or five days following a ruling from the World Trade Organization (WTO) that the U.S. steel tariffs are incompatible with WTO standards, whichever is sooner. A ruling from the WTO is expected during 2003, but the Company is unable to predict what that ruling will be. Although it is not possible to determine the likely effects of the EC proposal, the Company is carefully monitoring developments concerning this matter and will continue to evaluate potential strategies for mitigating any adverse effects of the proposed tariffs. Boat sales into the EC during 2001 totaled approximately $40 million.

MARINE ENGINE SEGMENT

The following table sets forth Marine Engine segment results for the quarter and six-month periods ended June 30, 2002 and 2001 (in millions):

                           QUARTER ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                         -------------------------    -------------------------
                           2002             2001        2002             2001
                         --------         --------    --------         --------

Net sales                $  505.8         $  475.1    $  876.2         $  888.8
Operating earnings       $   77.8         $   79.1    $  102.5         $  128.4
Operating margin             15.4%            16.6%       11.7%            14.4%
Capital expenditures     $    7.4         $   13.4    $   10.9         $   20.0

The Marine Engine segment reported a 6 percent increase in sales in the second quarter of 2002 to $505.8 million from $475.1 million a year ago. Year-to-date sales decreased $12.6 million, or 1 percent, to $876.2 million from $888.8 million in the same period a year ago. Sales increases in the quarter were a result of higher sterndrive engine sales and an 8 percent increase in international sales. The year-to-date decrease in sales is a result of decreased shipments of both outboard and sterndrive engine shipments.

Operating earnings for the segment declined to $77.8 million in the second quarter of 2002, compared with $79.1 million a year ago. Operating earnings for the six months ended June 30, 2002, were $102.5 million compared to $128.4 million in 2001. Operating margins decreased in the current quarter to 15.4 percent versus 16.6 percent in the second quarter of last year, and year-to-date operating margins dropped to 11.7 percent in 2002 from 14.4 percent in the prior year. The decline in operating margins for both the quarter and year-to-date periods reflects a mix shift away from parts and accessories sales, which are higher-margin products, towards low-emission two-stroke and four-stroke outboard engines, which are lower-margin products, and higher insurance, pension and variable compensation costs. Operating margins were also adversely affected in the quarter by higher costs for extended service agreements, and in the year-to-date period by lower absorption of fixed costs due to reductions in production rates.

BOAT SEGMENT

The following table sets forth Boat segment results for the quarter and six-month periods ended June 30, 2002 and 2001 (in millions):


                           QUARTER ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                         -------------------------    -------------------------
                           2002             2001        2002             2001
                         --------         --------    --------         --------

Net sales                $  373.3         $  326.2     $  727.2        $  706.5
Operating earnings       $   11.0         $    9.8     $   14.3        $   33.6
Operating margin              2.9%             3.0%         2.0%            4.8%
Capital expenditures     $   10.3         $    7.2     $   19.5        $   13.7

In the second quarter of 2002, the Boat segment reported net sales of $373.3 million, a 14 percent increase from the year-earlier quarter. In the year-to-date period, sales increased 3 percent to $727.2 million versus the comparable period of the prior year. Excluding the acquisitions completed in 2001, quarterly and year-to-date sales declined by 1.5 percent and 13 percent, respectively. The drivers of the sales decline are continued weak demand, particularly for large cruisers and yachts, partially driven by reduction in inventories held by dealers.

Boat segment operating earnings totaled $11.0 million in the second quarter of 2002, increasing $1.2 million from the same period of 2001, and operating margins decreased 10 basis points to 2.9 percent from 3.0 percent in the prior year second quarter. In the year-to-date period, operating earnings totaled $14.3 million, declining $19.3 million from the same period of 2001, and operating margins declined 280 basis points to

2.0 percent from 4.8 percent in 2001. The decline in operating margins for the year-to-date period reflects the lower absorption of fixed costs due to reductions in production rates after excluding 2001 acquisitions, and a shift in sales mix towards smaller boats, which carry lower margins. In addition, cost increases associated with production inefficiencies at the Company's US Marine division also impacted earnings in the second quarter of 2002.

RECREATION SEGMENT

The following table sets forth Recreation segment results for the quarter and six-month periods ended June 30, 2002 and 2001 (in millions):

                              QUARTER ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                             ----------------------     ------------------------
                               2002          2001          2002          2001
                             --------      --------      --------      --------

Net sales                    $  199.3      $  180.5      $  394.5      $  366.8
Operating earnings (loss)    $    2.3      $   (4.3)     $   19.7      $   15.5
Operating margin                  1.2%         (2.4)%         5.0%          4.2%
Capital expenditures         $    6.8      $    7.2      $   10.3      $   12.4

Recreation segment sales of $199.3 million for the second quarter of 2002 increased 10 percent compared with the second quarter of 2001. Sales for the first six months of 2002 increased 8 percent to $394.5 million from the prior year. Increased international sales as well as higher commercial and consumer fitness equipment sales domestically were the primary drivers behind the quarter and year-to-date improvements in sales. Increased billiards and bowling equipment sales also contributed to the increase in second quarter 2002 sales compared with 2001. On a year-to-date basis, the 2002 sales also include the full impact of the Omni Fitness acquisition, which closed late in the first quarter of 2001.

In the second quarter of 2002, Recreation segment operating earnings increased to $2.3 million from a loss of $4.3 million in 2001. Operating margins increased 360 basis points from a year ago to 1.2 percent in the current quarter. In the year-to-date period, operating earnings increased to $19.7 million from $15.5 million versus the comparable period of the prior year. Operating margins for the six-month period increased to 5.0 percent from 4.2 percent in 2001. The main drivers for the operating earnings improvements in the quarter and year-to-date periods are increased sales volumes of fitness, bowling and billiards equipment, and continued cost cutting and supply chain initiatives in the bowling equipment business.

DISCONTINUED OPERATIONS

The Company substantially completed the sale of its outdoor recreation segment in 2001. Refer to Note 11 to the consolidated financial statements in the 2001 Form 10-K for additional information related to discontinued operations.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth an analysis of cash flow for the six-month periods ended June 30, 2002 and 2001 (in millions):

                                                                             SIX MONTHS ENDED JUNE 30
                                                                            -------------------------
                                                                              2002             2001
                                                                            --------         --------
EBITDA*                                                                     $  189.4         $  234.8
Changes in working capital                                                      11.9            (81.3)
Interest expense                                                               (21.6)           (27.7)
Tax refunds, net                                                                22.3             30.4
Other                                                                           36.6             (7.1)
                                                                            --------         --------
    Cash provided by operating activities of continuing operations             238.6            149.1
    Cash used for investing activities of continuing operations**              (43.7)           (22.9)
                                                                            --------         --------
    Free cash flow ***                                                      $  194.9         $  126.2
                                                                            ========         ========

   Cash flow from discontinued operations (pre-tax)                         $   --           $   40.6
                                                                            ========         ========


* EBITDA is defined as net earnings adjusted for the effect of changes in accounting principles and discontinued operations, and before interest, taxes, depreciation and amortization. EBITDA is presented to assist in the analysis of cash from operations. However, it is not intended as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles.
** Comprised principally of capital expenditures and excludes acquisition and disposition activities.
*** Free cash flow is defined as cash flow from operating and investing activities of continuing operations, excluding acquisition, disposition and financing activities.


The Company's major sources of funds for investments and dividend payments are cash generated from operating activities, available cash balances and selected borrowings.

Net cash provided by operating activities of continuing operations totaled $238.6 million for the first six months of 2002 compared with $149.1 million in 2001.

The $89.5 million increase in net cash provided by operating activities of continuing operations versus the prior year was generated principally from a decrease in working capital. Cash provided by operating activities included changes in working capital that provided cash of $11.9 million in 2002 versus a use of cash of $81.3 million in 2001. The change in working capital is a result of a decrease in inventories and an increase in accounts payable and accrued expenses, which is partially offset by an increase in accounts and notes receivable in the first six months of 2002 versus the comparable period of the prior year.

Cash flow from operating activities in 2002 also included lower income tax refunds versus the prior year. The net tax refunds for the six months ended June 30, 2002, resulted primarily from the divestiture of the beverage cooler business completed in late 2001. The net tax refunds for the six months ended June 30, 2001, were largely the result of the sale of the bicycle and camping businesses completed in late 2000.

Other cash provided by operating activities was $36.6 million during the six months ended June 30, 2002, versus cash used of $7.1 million in the first half of 2001. Key drivers of favorable cash flows include an increase in deferred items in 2002, including extended service agreements from the Marine Engine segment. Antitrust litigation settlement payments made in 2001 also affected the year-to-date comparisons.

During the first six months of 2002, the Company invested $41.0 million in capital expenditures compared with $47.0 million in 2001. Cash paid for acquisitions totaled $8.8 million in the first six months of 2002, compared with $20.1 million in the first six months of 2001.

During the first six months of 2002, the company received $39.4 million from stock options exercised compared with $7.5 million during the first six months of 2001.

The Company announced in 2001 that it would begin paying dividends annually rather than quarterly, beginning in 2002, to reduce administrative costs. Future dividends, as declared at the discretion of the Board of Directors, will be paid in December.

Cash and cash equivalents totaled $334.5 million at June 30, 2002, up $226.0 million from $108.5 million at the end of 2001. Total debt at June 30, 2002, increased $6.5 million to $646.7 million versus $640.2 million at the end of 2001. Debt-to-capitalization ratios at these dates were 34.8 percent and 36.6 percent, respectively. The Company had no outstanding commercial paper borrowings at June 30, 2002, with additional borrowing capacity of $360.0 million under the Company's $360 million long-term credit agreement with a group of banks. The Company has $600.0 million available for the issuance of equity and/or debt securities under a shelf registration filed in 2001 with the Securities and Exchange Commission.

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

On April 18, 2002, the Company, in cooperation with the United States Consumer Products Safety Commission, announced a recall of approximately 103,000 bicycles that were sold by the Company's former bicycle division. The bicycles had been equipped with suspension forks that were purchased from a Taiwanese company. Some of the forks were found to have been defectively manufactured, and were involved in approximately 35 reported accidents. The recall is an expansion of a prior recall involving the suspension forks and allows consumers who purchased bicycles with an affected fork to return the fork in exchange for $65 or a replacement bicycle. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

On May 3, 2002, the United States Court of Appeals for the Federal Circuit reversed a summary judgment that had been granted in the Company's favor against CCS Fitness, Inc. (CCS). CCS had sued the Company alleging that a front-drive cross trainer manufactured by Life Fitness infringed a patent held by CCS. As a result of the appellate court's ruling, the case will be remanded to the trial court, where the Company believes it has strong defenses on the merits of the case. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

On May 30, 2002, Leiserv, Inc. (Leiserv), a Company subsidiary operated by the Company's Bowling and Billiards Division, was sued in the Circuit Court of St. Louis County, Missouri, for alleged violations of the federal Telephone Consumer Protection Act. The lawsuit was brought as a putative class action on behalf of all people and entities within two area codes in the St. Louis area who allegedly received unsolicited faxes from Leiserv. Leiserv has removed the case to the United States District Court for the Eastern District of Missouri. Because this case remains in the early stages of litigation and raises legal issues that have not yet been fully resolved by the courts, the Company is unable to predict the potential outcome of this matter.

On April 22, 2002, a federal court in Seattle lifted a stay in a lawsuit filed against Life Fitness by Precor Incorporated (Precor), a subsidiary of Illinois Tool Works, Inc. The suit, which alleges that certain of Life Fitness' cross-trainer exercise machines infringed Precor's Miller `829 patent, was stayed by the court pending reexamination of the patent by the U.S. Patent and Trademark Office (PTO). The PTO issued a modified Miller `829 patent on March 5, 2002, which led to the lifting of the stay. The Company does not believe that its machines infringe the patent, as modified, but is unable to predict the outcome of this matter.

On June 14, 2002, in a separate lawsuit between the Company and Precor, a federal court in Seattle awarded Precor approximately $230,000 in attorneys' fees. Precor had been awarded $5.3 million in attorneys' fees at trial, but the award was remanded for reconsideration in light of an appellate court ruling in the case. The Company believes that this matter, which was originally filed in 1994, has been finally concluded.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the effect of a weak U.S. economy on consumer confidence and thus the demand for marine, fitness, bowling and billiards equipment and products; the impact of interest rates, fuel prices and weather conditions on demand for marine products; competitive pricing pressures; inventory adjustments by major dealers and retailers; the financial strength of dealers and independent boat builders; the success of inventory reduction efforts; adverse foreign economic conditions; shifts in currency exchange rates; adverse weather conditions retarding sales of recreation products; the ability to complete environmental remediation and compliance efforts at the cost estimated; the success of marketing and cost-management programs; the Company's ability to develop and produce new products; new and competing technologies; and imports from Asia and increased competition from Asian competitors. Additional factors are included in the 2001 Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note 4 to Consolidated Financial Statements in Part I of this Quarterly Report on pages 10 and 11 is hereby incorporated by reference.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          99.1   Certification of Chief Executive Officer

          99.2   Certification of Chief Financial Officer

(b)       Reports on Form 8-K.

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BRUNSWICK CORPORATION
                                                 (Registrant)

August 14, 2002                             By:  /s/ PETER G. LEEMPUTTE
                                                 ----------------------
                                                 Peter G. Leemputte
                                                 Vice President and Controller

*Mr. Leemputte is signing this report both as a duly authorized officer and as the principal accounting officer.