Form 10-Q
period 2002-09-30
BRUNSWICK CORP
filed 2002-11-14
CIK 14930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

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

  YES  X        No


At NOVEMBER 8, 2002, there were 90,149,717 shares of common stock ($0.75 par value) outstanding.

                        PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                            BRUNSWICK CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE PERIODS ENDED SEPTEMBER 30
                    (IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                                        QUARTER                  NINE MONTHS
                                                                                   ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                                                -------------------------  ------------------------
                                                                                    2002          2001         2002         2001
                                                                                ------------  -----------  ------------ -----------
NET SALES                                                                       $      900.0  $     811.0  $    2,783.9 $   2,653.0
Cost of sales                                                                          694.4        632.3       2,147.1     2,020.5
Selling, general and administrative expense                                            158.3        154.8         481.3       448.2
                                                                                ------------  -----------  ------------ -----------
    OPERATING EARNINGS                                                                  47.3         23.9         155.5       184.3
Interest expense                                                                       (10.9)       (12.5)        (32.5)      (40.2)
Other income (expense)                                                                   0.5         (3.5)          6.5        (6.6)
                                                                                ------------  -----------  ------------ -----------
    EARNINGS BEFORE INCOME TAXES                                                        36.9          7.9         129.5       137.5
Income tax provision                                                                    13.3          1.6          46.5        50.2
                                                                                ------------  -----------  ------------ -----------
    EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 23.6          6.3          83.0        87.3
Cumulative effect of change in accounting principle, net of tax                            -            -         (25.1)       (2.9)
                                                                                ------------  -----------  ------------ -----------
    NET EARNINGS                                                                $       23.6  $       6.3  $       57.9 $      84.4
                                                                                ============  ===========  ============ ===========


BASIC EARNINGS PER COMMON SHARE:
Earnings before cumulative effect of change in accounting principle             $       0.26  $      0.07  $       0.92 $      0.99
Cumulative effect of change in accounting principle                                        -            -         (0.28)      (0.03)
                                                                                ------------  -----------  ------------ -----------
 Net earnings                                                                   $       0.26  $      0.07  $       0.64 $      0.96
                                                                                ============  ===========  ============ ===========

DILUTED EARNINGS PER COMMON SHARE:
Earnings before cumulative effect of change in accounting principle             $       0.26  $      0.07  $       0.92 $      0.99
Cumulative effect of change in accounting principle                                        -            -         (0.28)      (0.03)
                                                                                ------------  -----------  ------------ -----------
 Net earnings                                                                   $       0.26  $      0.07  $       0.64 $      0.96
                                                                                ============  ===========  ============ ===========


AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share                                                                90.5         87.9          89.8        87.8
Diluted earnings per share                                                              91.0         88.3          90.7        88.1



CASH DIVIDENDS DECLARED PER COMMON SHARE                                        $         -   $     0.125  $        -   $     0.375


The notes are an integral part of these consolidated statements.

                   BRUNSWICK CORPORATION
                CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002, DECEMBER 31, 2001, AND SEPTEMBER 30, 2001
                      (IN MILLIONS)

                                                                  SEPTEMBER 30,     December 31,     September 30,
                                                                      2002              2001             2001
                                                                 -------------    --------------   --------------
                                                                   (UNAUDITED)                       (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost,
    which approximates market                                    $       368.1    $        108.5    $       156.4
  Accounts and notes receivable,
    less allowances of $29.6, $26.1 and $24.2                            418.8             361.9            407.4
  Inventories
    Finished goods                                                       254.6             317.2            289.1
    Work-in-process                                                      194.5             180.9            144.7
    Raw materials                                                         64.6              59.3             63.9
                                                                 -------------    --------------   --------------
      Net inventories                                                    513.7             557.4            497.7
                                                                 -------------    --------------   --------------
  Prepaid income taxes                                                   331.2             307.5            362.7
  Prepaid expenses                                                        40.1              38.9             41.7
  Income tax refunds receivable                                              -              26.7                -
  Net assets of discontinued operations offered for sale                     -                 -             45.9
                                                                 -------------    --------------   --------------
      CURRENT ASSETS                                                   1,671.9           1,400.9          1,511.8
                                                                 -------------    --------------   --------------


PROPERTY
  Land                                                                    66.1              68.4             68.0
  Buildings                                                              442.3             426.3            417.9
  Equipment                                                            1,005.9             998.5            985.4
                                                                 -------------    --------------   --------------
      Total land, buildings and equipment                              1,514.3           1,493.2          1,471.3
  Accumulated depreciation                                              (850.4)           (803.8)          (797.9)
                                                                 -------------    --------------   --------------
      Net land, buildings and equipment                                  663.9             689.4            673.4
  Unamortized product tooling costs                                      112.8             116.2            112.8
                                                                 -------------    --------------   --------------
      NET PROPERTY                                                       776.7             805.6            786.2
                                                                 -------------    --------------   --------------


OTHER ASSETS
  Goodwill                                                               432.9             474.4            453.7
  Other intangibles                                                      122.0             128.9            111.8
  Investments                                                             97.2              80.4             64.8
  Other long-term assets                                                 272.4             267.3            166.7
                                                                 -------------    --------------   --------------
      OTHER ASSETS                                                       924.5             951.0            797.0
                                                                 -------------    --------------   --------------

TOTAL ASSETS                                                     $     3,373.1    $      3,157.5   $      3,095.0
                                                                 =============    ==============   ==============

The notes are an integral part of these consolidated statements.

                   BRUNSWICK CORPORATION
                CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002, DECEMBER 31, 2001, AND SEPTEMBER 30, 2001
                      (IN MILLIONS)

                                                                 SEPTEMBER 30,      December 31,     September 30,
                                                                     2002               2001             2001
                                                                --------------    --------------    --------------
                                                                 (UNAUDITED)                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including
    current maturities of long-term debt                        $         29.6    $         40.0    $         40.1
  Accounts payable                                                       253.0             214.5             202.2
  Accrued expenses                                                       653.8             648.2             602.0
  Accrued income taxes                                                    15.6                 -               8.7
                                                                --------------    --------------    --------------
      CURRENT LIABILITIES                                                952.0             902.7             853.0
                                                                --------------    --------------    --------------

LONG-TERM DEBT
  Notes, mortgages and debentures                                        597.7             600.2             607.7
                                                                --------------    --------------    --------------

DEFERRED ITEMS
  Income taxes                                                           203.2             185.2             215.6
  Postretirement and postemployment benefits                             215.7             216.1             198.7
  Compensation and other                                                 168.0             142.4              83.3
                                                                --------------    --------------    --------------
      DEFERRED ITEMS                                                     586.9             543.7             497.6
                                                                --------------    --------------    --------------

COMMON SHAREHOLDERS' EQUITY
  Common stock; authorized: 200,000,000 shares,
    $0.75 par value; issued: 102,538,000 shares                           76.9              76.9              76.9
  Additional paid-in capital                                             309.1             316.2             316.0
  Retained earnings                                                    1,137.3           1,079.4           1,093.0
  Treasury stock, at cost:
    12,411,000, 14,739,000 and 14,812,000 shares                        (229.6)           (289.8)           (291.1)
  Unamortized ESOP expense and other                                     (25.3)            (27.1)            (29.4)
  Accumulated other comprehensive loss                                   (31.9)            (44.7)            (28.7)
                                                                --------------    --------------    --------------
      COMMON SHAREHOLDERS' EQUITY                                      1,236.5           1,110.9           1,136.7
                                                                --------------    --------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $      3,373.1    $      3,157.5    $      3,095.0
                                                                ==============    ==============    ==============

The notes are an integral part of these consolidated statements.

                           BRUNSWICK CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30
                              (IN MILLIONS)
                               (UNAUDITED)

                                                                                     2002            2001
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                               $        57.9   $        84.4
     Depreciation and amortization                                                      111.4           119.5
     Change in accounting principle, net of tax                                          25.1             2.9
     Changes in noncash current assets and current liabilities                           39.6           (30.5)
     Income taxes                                                                        41.7            78.9
     Antitrust litigation settlement payments                                               -            (6.6)
     Other, net                                                                          41.8            10.0
                                                                                -------------   -------------
        NET CASH PROVIDED BY CONTINUING OPERATIONS                                      317.5           258.6
        NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                        -            26.4
                                                                                -------------   -------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                       317.5           285.0
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                               (64.8)          (71.9)
     Investments                                                                         (6.7)              -
     Acquisitions of businesses, net of cash and debt acquired                           (8.8)          (57.2)
     Proceeds on the sale of property, plant and equipment                                8.6            26.5
     Other, net                                                                          (0.2)           (1.4)
                                                                                -------------   -------------
        NET CASH USED FOR CONTINUING OPERATIONS                                         (71.9)         (104.0)
        NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                        -            35.1
                                                                                -------------   -------------
        NET CASH USED FOR INVESTING ACTIVITIES                                          (71.9)          (68.9)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net issuances (repayments) of commercial paper and other
       short-term debt                                                                   (8.6)         (151.4)
     Payments of long-term debt including current maturities                            (17.6)          (10.5)
     Cash dividends paid                                                                    -           (32.8)
     Stock options exercised                                                             40.2             9.8
                                                                                -------------   -------------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                             14.0          (184.9)
                                                                                -------------   -------------

Net increase in cash and cash equivalents                                               259.6            31.2
Cash and cash equivalents at January 1                                                  108.5           125.2
                                                                                -------------   -------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                                       $       368.1   $       156.4
                                                                                =============   =============


The notes are an integral part of these consolidated statements.

                              BRUNSWICK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            SEPTEMBER 30, 2002, DECEMBER 31, 2001, AND SEPTEMBER 30, 2001
                                  (Unaudited)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K (the 2001 Form 10-K)except with respect to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, as noted below in Goodwill and Other Intangible Assets. These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended September 30, 2002 and 2001. The interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with fiscal quarters ending on the Saturday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal year 2002 ended on March 30, 2002, June 29, 2002 and September 28, 2002. The first three quarters of fiscal year 2001 ended on March 31, 2001, June 30, 2001 and September 29, 2001.

PROPERTY. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling owned by the Company and used in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are charged against results of operations as incurred. Depreciation is charged against results of operations over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to fifteen years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the useful life of the applicable product, ranging from three to eight years.

OTHER LONG-TERM ASSETS. Other long-term assets include pension assets and long-term notes receivable. Long-term notes receivable include cash advances made to customers, principally boatbuilders and fitness equipment retailers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable that are reduced as purchases of qualifying products are made. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. In the event sufficient orders are not received, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of September 30, 2002, December 31, 2001, and September 30, 2001, totaled $48.6 million, $53.9 million and $56.0 million, respectively. One boatbuilder customer and its owner comprised 69 percent, 69 percent and 67 percent of these amounts as of September 30, 2002, December 31, 2001, and September 30, 2001, respectively. Certain agreements provide for the assignment of lease and other long-term receivables originated by the Company to third parties. The assignment is not treated as a sale of the associated receivables, but as a secured obligation under SFAS No.

140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The associated receivables and related obligations are included in Consolidated Balance Sheets under other long-term assets and deferred items - compensation and other, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. During 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized. SFAS No. 142 does not require retroactive restatement for all periods presented; however, the comparative pro forma information below for 2001 assumes that SFAS No. 142 was in effect beginning January 1, 2001.


Pro Forma Information
(in millions, except per share data)


                                                                  QUARTER ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                                 ----------------------------   --------------------------------
                                                                      2002           2001             2002             2001
                                                                 --------------  ------------   ---------------   --------------
Reported net earnings                                            $         23.6  $        6.3   $          57.9   $         84.4
Goodwill and indefinite-lived intangible amortization                         -           2.7                 -              8.1
                                                                 --------------  ------------   ---------------   --------------
Adjusted net earnings                                            $         23.6  $        9.0   $          57.9   $         92.5
                                                                 ==============  ============   ===============   ==============

BASIC EARNINGS PER COMMON SHARE:
Reported net earnings                                            $         0.26  $       0.07   $          0.64   $         0.96
Goodwill and indefinite-lived intangible amortization                         -          0.03                 -             0.09
                                                                 --------------  ------------   ---------------   --------------
Adjusted net earnings                                            $         0.26  $       0.10   $          0.64   $         1.05
                                                                 ==============  ============   ===============   ==============

DILUTED EARNINGS PER COMMON SHARE:
Reported net earnings                                            $         0.26  $       0.07   $          0.64   $         0.96
Goodwill and indefinite-lived intangible amortization                         -          0.03                 -             0.09
                                                                 --------------  ------------   ---------------   --------------
Adjusted net earnings                                            $         0.26  $       0.10   $          0.64   $         1.05
                                                                 ==============  ============   ===============   ==============

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

All of the $25.1 million after-tax goodwill impairment charge is associated with the Recreation segment. Various bowling products businesses acquired in 1996 account for $11.7 million of the after-tax goodwill impairment ($13.3 million pre-tax). The remaining $13.4 million after-tax charge ($16.5 million pre-tax) is associated with a fitness equipment retailer acquired beginning in 1999.

Other intangibles consist of the following (in millions):


                                       SEPTEMBER 30, 2002*            December 31, 2001*             September 30, 2001*
                                   --------------------------    ----------------------------    ---------------------------
                                    GROSS       ACCUMULATED        Gross        Accumulated       Gross        Accumulated
                                    AMOUNT      AMORTIZATION       Amount       Amortization      Amount       Amortization
                                   --------    --------------    ---------    ---------------    ---------    --------------
Amortized intangible assets:
     Dealer network                $  196.0    $       (164.1)   $   205.7    $        (155.3)   $   185.8    $       (152.3)
     Other                              8.7              (1.2)         7.9               (2.0)         8.0              (2.1)
                                   --------    --------------    ---------    ---------------    ---------    --------------
            Total                  $  204.7    $       (165.3)   $   213.6    $        (157.3)   $   193.8    $       (154.4)
                                   ========    ==============    =========    ===============    =========    ==============

Indefinite-lived intangible
   assets:
     Trademarks/tradenames         $   63.8    $        (17.4)   $    53.8    $         (17.4)   $    45.6    $        (16.5)
     Pension intangible asset          36.2                 -          36.2                 -         43.3                 -
                                   --------    --------------    ---------    ---------------    ---------    --------------
            Total                  $  100.0    $        (17.4)   $    90.0    $         (17.4)   $    88.9    $        (16.5)
                                   ========    ==============    =========    ===============    =========    ==============



         *Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Teignbridge acquisition completed in the first quarter of 2002 and the Sealine and Hatteras acquisitions completed in the third and fourth quarters of 2001, respectively. Refer to Note 6 and Matters Affecting Comparability in Management's Discussion and Analysis on pages 12 and 14, respectively.

The costs of other intangible assets are amortized over their expected useful lives using the straight-line method. Aggregate amortization expense for other intangibles in the quarters ended September 30, 2002 and 2001, was $3.0 million and $3.1 million, respectively. Aggregate amortization expense for the nine-month periods ended September 30, 2002 and 2001, was $9.0 million and $9.4 million, respectively.

Estimated amortization expense for each of the next five years is as follows (in millions):

         For year ended December 31, 2003            $     12.3
         For year ended December 31, 2004            $     12.0
         For year ended December 31, 2005            $      1.4
         For year ended December 31, 2006            $      1.3
         For year ended December 31, 2007            $      1.3

The reduction in estimated amortization expense in 2005 relates to the completion of intangible amortization assigned to dealer network costs from the 1986 acquisition of the Boat Segment's Sea Ray operations.

A summary of changes in the Company's goodwill during the nine-month period ended September 30, 2002, by segment is as follows (in millions):

                                                                       GOODWILL
                             ---------------------------------------------------------------------------------------------
                                   JANUARY 1,            ADJUSTMENTS &                                   SEPTEMBER 30,
                                      2002               ACQUISITIONS*            IMPAIRMENTS                2002
                             --------------------    --------------------    --------------------     --------------------
Marine Engine                $                9.0    $                0.6    $                  -     $                9.6
Boat                                        173.5                   (13.2)                      -                    160.3
Recreation                                  291.9                     0.9                   (29.8)                   263.0
                             --------------------    --------------------    --------------------     --------------------
Total                        $              474.4    $              (11.7)   $              (29.8)    $              432.9
                             ====================    ====================    ====================     ====================

         *Adjustments primarily relate to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Teignbridge acquisition completed in the first quarter of 2002 and the Sealine and Hatteras acquisitions completed in the third and fourth quarters of 2001, respectively. Refer to Note 6 and Matters Affecting Comparability in Management's Discussion and Analysis on pages 12 and 14, respectively.

DERIVATIVES. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company's management. The Company does not use financial instruments for trading or speculative purposes. The Company's risk management objectives are described in Notes 1 and 8 of the 2001 Form 10-K. The effects of derivative and financial instruments are not expected to be material to the Company's results of operations.

Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their fair values. As a result of the adoption of this standard on January 1, 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pre-tax) as a cumulative effect of a change in accounting principle, primarily resulting from recording interest rate swaps at their fair value.

NOTE 2 - EARNINGS PER COMMON SHARE

There is no difference in the net earnings used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is primarily the amount of common stock equivalents relating to unexercised outstanding employee stock options. The average number of shares of common stock equivalents was 0.5 million and 0.9 million for the quarter and nine-month periods ended September 30, 2002, respectively, whereas the average number of shares of common stock equivalents was 0.4 million and 0.3 million for the quarter and nine-month periods ended September 30, 2001, respectively. The increase in the 2002 common stock equivalents is due primarily to an increase in the Company's average stock price.

NOTE 3 - DEBT

There were no outstanding commercial paper borrowings at September 30, 2002, December 31, 2001, and September 30, 2001. There were commercial paper issuances and repayments during the first quarter of 2002 with no such activity occurring in the second or third quarter of 2002. The weighted-average interest rate for commercial paper borrowings was 3.89 percent for the quarter ended September 30, 2001, and 2.45 percent and 5.00 percent for the nine-month periods ended September 30, 2002 and 2001, respectively.

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

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving these claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required. Refer to Note 7 to the consolidated financial statements in the 2001 Form 10-K for disclosure of the potential cash requirements of environmental proceedings as of December 31, 2001.

On April 18, 2002, the Company, in cooperation with the United States Consumer Products Safety Commission, announced a recall of approximately 103,000 bicycles that were sold by the Company's former bicycle division. The bicycles had been equipped with suspension forks that were purchased from a Taiwanese company. Some of the forks were found to have been defectively manufactured and were involved in approximately 55 reported incidents. The recall is an expansion of a prior recall involving the suspension forks and allows consumers who purchased bicycles with an affected fork to return the fork in exchange for $65 or a replacement bicycle. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

On April 22, 2002, a federal court in Seattle lifted a stay in a lawsuit filed against Life Fitness by Precor Incorporated (Precor). The suit, which alleges that certain of Life Fitness' cross-trainer exercise machines infringed Precor's Miller `829 patent, was stayed by the court pending reexamination of the patent by the U.S. Patent and Trademark Office (PTO). The PTO issued a modified Miller `829 patent to Precor on March 5, 2002, which led to the lifting of the stay. The Company does not believe that its machines infringe the patent, as modified, but is unable to predict the outcome of this matter.

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

On May 3, 2002, the United States Court of Appeals for the Federal Circuit reversed a summary judgment that had been granted in the Company's favor against CCS Fitness, Inc. (CCS). CCS had sued the Company alleging that a front-drive cross trainer manufactured by Life Fitness infringed a patent held by CCS. As a result of the appellate court's ruling, the case will be remanded to the trial court. The Company has reached an agreement in principle with the current plaintiff in the matter to settle all outstanding disputes and established an accrual to satisfy the settlement. The parties are awaiting district court approval of the settlement and dismissal of the case.

On May 30, 2002, Leiserv, Inc. (Leiserv), a Company subsidiary operated by the Company's Bowling and Billiards Division, was sued in the Circuit Court of St. Louis County, Missouri, for alleged violations of the federal Telephone Consumer Protection Act. The lawsuit was brought as a putative class action on behalf of all people and entities within two area codes in the St. Louis area who allegedly received unsolicited faxes from Leiserv. Leiserv has removed the case to the United States District Court for the Eastern District of Missouri. Because this case remains in the early stages of litigation and raises legal issues that have not yet been fully resolved by the courts, the Company is unable to predict the outcome of this matter.

The Company has been named in a number of asbestos-related lawsuits, the majority of which involve Vapor Corporation, a former subsidiary that the Company divested in 1990. Virtually all of the asbestos suits against the Company involve numerous other defendants. The claims against the Company generally allege that the Company sold products that contained components, such as gaskets, that included asbestos. Neither the Company nor Vapor is alleged to have manufactured asbestos. The Company's insurers have settled a number of asbestos claims for nominal amounts, while a number of other claims have been dismissed. No suit has yet gone to trial. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company accrues for litigation exposures based upon its assessment, made in consultation with outside counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving these claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

NOTE 5 - SEGMENT DATA

The following table sets forth net sales and operating earnings of each of the Company's reportable segments for the quarters and nine-month periods ended September 30, 2002 and 2001 (in millions):

                                                                 QUARTER ENDED SEPTEMBER 30
                                       --------------------------------------------------------------------------------
                                                     NET SALES                              OPERATING EARNINGS
                                       --------------------------------------       -----------------------------------

                                             2002                   2001                 2002                 2001
                                       ----------------       ---------------       --------------       --------------
Marine Engine                          $          426.2       $         380.7       $         51.7       $         36.7
Boat                                              333.9                 304.1                  0.2                  1.1
Marine eliminations                               (57.5)                (47.9)                   -                    -
                                       ----------------       ---------------       --------------       --------------
  Total Marine                                    702.6                 636.9                 51.9                 37.8
Recreation                                        197.4                 174.1                  9.7                 (3.5)
Corporate/Other                                       -                     -                (14.3)               (10.4)
                                       ----------------       ---------------       --------------       --------------
Total                                  $          900.0       $         811.0       $         47.3       $         23.9
                                       ================       ===============       ==============       ==============


                                                               NINE MONTHS ENDED SEPTEMBER 30
                                       --------------------------------------------------------------------------------
                                                     NET SALES                              OPERATING EARNINGS
                                       --------------------------------------       -----------------------------------

                                             2002                   2001                 2002                 2001
                                       ----------------       ---------------       --------------       --------------
Marine Engine                          $        1,302.4       $       1,269.5       $        154.2       $        165.1
Boat                                            1,061.1               1,010.6                 14.5                 34.7
Marine eliminations                              (171.5)               (168.0)                  -                    -
                                       ----------------       ---------------       --------------       --------------
  Total Marine                                  2,192.0               2,112.1                168.7                199.8
Recreation                                        591.9                 540.9                 29.4                 12.0
Corporate/Other                                      -                     -                 (42.6)               (27.5)
                                       ----------------       ---------------       --------------       --------------
Total                                  $        2,783.9       $       2,653.0       $        155.5       $        184.3
                                       ================       ===============       ==============       ==============


NOTE 6 - ACQUISITIONS

Cash paid for acquisitions in the first nine months of 2002, net of cash acquired, totaled $8.8 million from two transactions. First, on February 10, 2002, the Company acquired Teignbridge Propellers, Ltd. (Teignbridge). Teignbridge, headquartered in Newton Abott, United Kingdom, is a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels. Second, the Company paid additional consideration relating to the November 30, 2001, acquisition of Hatteras Yachts, Inc. (Hatteras).

Cash paid for acquisitions, net of cash and debt acquired, totaled $57.2 million in the first nine months of 2001, comprised primarily of consideration paid for Princecraft Boats Inc. (Princecraft), a manufacturer of fishing, deck and pontoon boats, and Performance Motor Yachts Limited (Sealine), a leading manufacturer of luxury sports cruisers and motor yachts. The Company acquired Princecraft on March 7, 2001, and its post-acquisition results are included in the Boat segment. The acquisition of Princecraft has been accounted for as a purchase. The Company acquired assets including inventory, net property, plant and equipment, and a trademark. The Company acquired the stock of Sealine on July 3, 2001, for total consideration of approximately $68 million. Sealine's results are included in the Boat segment since the date of acquisition. The acquisition was funded through approximately $38 million in cash, the assumption of debt and the issuance of notes to certain sellers. The Company has applied SFAS No. 141, "Business Combinations," and SFAS No. 142 in connection with this acquisition. Therefore, the Sealine acquisition was accounted for under the purchase method and the related goodwill and indefinite-lived intangible assets were not amortized. In addition, the Company also acquired the remaining interest in Omni Fitness Equipment Inc. (Omni Fitness), a domestic retailer of fitness equipment, effective February 28, 2001. Omni Fitness' results are included in the Recreation segment, and the acquisition has been accounted for as a purchase. The Company acquired the remaining interest in satisfaction of a note with the previous owner. The Company had previously accounted for its interest in Omni Fitness under the equity method of accounting.

The other 2001 acquisition was Hatteras Yachts, Inc., a leading manufacturer of luxury sportfishing convertibles and motoryachts, which was acquired on November 30, 2001. Refer to Note 6 to the consolidated financial statements in the 2001 Form 10-K for further disclosure of the Company's acquisitions.

NOTE 7 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) includes cumulative foreign currency translation adjustments, unrealized gains and losses on investments and derivatives, and minimum pension liability adjustments, all net of tax. Comprehensive income for the quarters and nine-month periods ended September 30, 2002 and 2001, are as follows (in millions):


                                                      QUARTER ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                                                    -------------------------------     --------------------------------
                                                        2002             2001               2002               2001
                                                    -------------    --------------     --------------     -------------
Net earnings                                        $        23.6    $          6.3     $         57.9     $        84.4
Other comprehensive income:
  Foreign currency cumulative translation
    adjustment                                                1.3               1.1               11.0              (2.1)
  Net change in unrealized gains (losses) on
    investments                                              (4.1)             (2.1)               1.6               1.9
  Net change in accumulated unrealized
    derivative gains (losses)                                (0.4)             (2.7)               0.2              (1.1)
                                                    -------------    --------------     --------------     -------------
     Total other comprehensive income (loss)                 (3.2)             (3.7)              12.8              (1.3)
                                                    -------------    --------------     --------------     -------------
Comprehensive income                                $        20.4    $          2.6     $         70.7     $        83.1
                                                    =============    ==============     ==============     =============

The other comprehensive income associated with cumulative foreign currency translation adjustments for the nine-month period ended September 30, 2002, resulted from the weakening of the U.S. dollar relative to other foreign currencies.

NOTE 8 - DISCONTINUED OPERATIONS

The Company substantially completed the sale of its outdoor recreation segment in 2001. Refer to Note 11 to the consolidated financial statements in the 2001 Form 10-K for information related to discontinued operations.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

The Company's operating results for 2002 include the operating results of Teignbridge Propellers, Ltd. (Teignbridge), a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels, and Hatteras Yachts, Inc. (Hatteras), a leading manufacturer of luxury sportfishing convertibles and motoryachts. Teignbridge and Hatteras were acquired on February 10, 2002, and November 30, 2001, respectively.

The Company's operating results for 2001 include the operating results of Omni Fitness Equipment Inc. (Omni Fitness), a domestic retailer of fitness equipment, Princecraft Boats Inc. (Princecraft), a manufacturer of deck and pontoon boats, and Sealine International (Sealine), a leading manufacturer of luxury sport cruisers and motoryachts, from the acquisition dates of February 28, 2001, March 7, 2001, and July 3, 2001, respectively.

CONSOLIDATED

The following table sets forth certain amounts, ratios and relationships calculated from the consolidated statements of income for the quarter and nine-month periods ended September 30, 2002 and 2001 (in millions, except per share data):

                                                            QUARTER ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30                        SEPTEMBER 30
                                                    -------------------------------    --------------------------------
                                                         2002             2001               2002             2001
                                                    --------------   --------------    ---------------   --------------
Net sales                                           $        900.0   $        811.0    $       2,783.9   $      2,653.0
Operating earnings                                  $         47.3   $         23.9    $         155.5   $        184.3
Earnings before cumulative effect of change in
   accounting principle                             $         23.6   $          6.3    $          83.0   $         87.3
Cumulative effect of change in accounting
   principle, net of tax                                         -                -              (25.1)            (2.9)
                                                    --------------   --------------    ---------------   --------------
Net earnings                                        $         23.6   $          6.3    $          57.9   $         84.4
                                                    ==============   ==============    ===============   ==============

 Diluted earnings per share before cumulative
   effect of change in accounting principle         $         0.26   $         0.07    $          0.92   $         0.99
 Cumulative effect per share of change in
  accounting principle                                           -                -              (0.28)           (0.03)
                                                    --------------   --------------    ---------------   --------------
Diluted earnings per share                          $         0.26   $         0.07    $          0.64   $         0.96
                                                    ==============   ==============    ===============   ==============

EXPRESSED AS A PERCENTAGE OF NET SALES:
Gross margin                                                 22.8%            22.0%              22.9%            23.8%
Selling, general and administrative expense                  17.6%            19.1%              17.3%            16.9%
Operating margin                                              5.3%             2.9%               5.6%             6.9%


The Company reported net sales of $900.0 million in the third quarter of 2002, up 11 percent from the third quarter of 2001. For the first nine months of the year, sales increased 5 percent to $2,783.9 million. The sales increase for the quarter was mainly attributable to higher sales in the Marine Engine and Recreation segments, as well as the benefit of the incremental sales associated with the Boat segment's acquisition of

Hatteras completed on November 30, 2001. The increase in Marine Engine segment sales was mainly due to higher domestic outboard and sterndrive engine sales, improved pricing and higher revenues from international markets. The main driver of the increase in Recreation segment sales was increased sales of consumer and commercial fitness equipment in both the international and domestic markets. Excluding the Hatteras acquisition, the Company's sales increased 8 percent for the quarter. Excluding all 2001 acquisitions, sales declined 2 percent year-to-date. The primary driver of the decrease in year-to-date sales, excluding acquisitions, was the Boat segment where the Company continues to experience lower sales of large cruisers and yachts, partially offset by higher sales of smaller boats.

Gross margin percentages in the third quarter of 2002 increased to 22.8 percent from 22.0 percent in 2001, and the year-to date comparisons reflected a decrease of 90 basis points to 22.9 percent. The increase in the gross margin percentage for the quarter was primarily due to improved pricing in the Marine Engine Segment and continued cost reductions and supply chain initiatives in the bowling equipment business, offset by a shift in sales mix in the Boat segment, most notably towards smaller boats, which carry lower margins. The primary drivers for the decrease in the gross margin percentage in the year-to-date period includes the shift in Boat segment sales, lower margins in the Marine Engine segment attributable to a shift in sales mix towards low-emission two-stroke and four-stroke outboard engines, which are lower-margin products, partially offset by the cost reduction improvements in the bowling equipment business.

Operating earnings for the quarter ended September 30, 2002, totaled $47.3 million compared with $23.9 million in 2001. For the nine months ended September 30, 2002, operating earnings decreased to $155.5 million from $184.3 million a year earlier. Operating margins increased 240 basis points and dropped 130 basis points for the quarter and nine-month periods ending September 30, 2002, respectively. The increase in operating margins for the quarter is due to the aforementioned gross margin improvements, as well as selling, general and administrative cost reductions in the Recreation segment, the increased sales of fitness equipment, and the effect of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires the cessation of recording amortization expense on goodwill and indefinite-lived intangible assets. The decline in the year-to-date operating margin is primarily due to the aforementioned gross margin decline; higher selling, general and administrative variable compensation and pension costs; and pre-tax gains recognized in 2001 on the sale of a testing facility of $10.6 million. These factors more than offset the favorable impact of 2002 cost reduction programs, restructuring and boat plant closure costs recorded in 2001, and the effect of SFAS No. 142.

Interest expense decreased $1.6 million, or 12.8 percent, for the quarter ended September 30, 2002, compared with the third quarter of 2001. Year-to-date interest expense decreased $7.7 million, or 19.2 percent, in 2002 compared with the same period a year ago. The decrease in interest expense for both the quarter and year-to-date periods is principally due to a decline in the average level of outstanding debt, most notably as it relates to commercial paper, as well as the favorable impact of the Company's interest rate swap activity.

Other income totaled $0.5 million in the third quarter of 2002 versus other expense of $3.5 million in the third quarter of last year. Year-to-date other income totaled $6.5 million in 2002 compared with other expense of $6.6 million in 2001. The primary driver for the quarter and year-to-date comparisons is the improved results from joint-venture investments. The year-to-date comparison includes the impact of more favorable currency adjustments from a weakening U.S. dollar.

Net earnings from continuing operations totaled $23.6 million in the third quarter of 2002 versus $6.3 million in the comparable quarter a year ago. Earnings before the cumulative effect of change in accounting principle for the nine months ended September 30, 2002, were $83.0 million versus $87.3 million in the prior year. Effective January 1, 2002, the Company adopted SFAS No. 142.
The non-cash cumulative effect of adopting this accounting standard resulted in a charge of $25.1 million after-tax, or $0.28 per diluted share, reducing net earnings to $57.9 million for the nine months ended September 30, 2002. Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, "Accounting for Certain Derivative

Instruments and Certain Hedging Activities." The non-cash cumulative effect of adopting these accounting standards was a charge of $2.9 million after-tax, or $0.03 per diluted share, reducing net earnings to $84.4 million for the nine months ended September 30, 2001.

Average common shares outstanding used to calculate diluted earnings per share for the quarter increased by 2.7 million shares to 91.0 million in 2002 from
88.3 million in 2001. In the nine-month period, average common shares increased by 2.6 million shares to 90.7 million in 2002 from 88.1 million in 2001. The increase in average diluted shares outstanding for both the quarter and year-to-date periods reflects the effects of stock options exercised, as well as an increase in common stock equivalents related to unexercised employee stock options driven by an increase in the Company's average stock price.

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

In accordance with SFAS No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes using assumptions described further in Note 12 to the consolidated financial statements in the 2001 Form 10-K. Had the fair value method of accounting been applied to the Company's stock option plans, which would include the amortization expense for option grants not fully vested as of September 30, 2002 and 2001, the after-tax expense would be $1.2 million and $1.4 million for the quarters ended September 30, 2002 and 2001, respectively, and $3.9 million and $4.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively. Under SFAS No. 123, a company adopting the fair value method of accounting for its stock option plans must do so as of the beginning of the fiscal year of adoption. If the Company were to adopt SFAS No. 123 in 2002, the fair value method would only apply to options granted after December 31, 2001, and the after-tax effect would be $0.2 million and $0.6 million for the quarter and nine-month periods ending September 30, 2002, respectively. The Company will continue to evaluate its accounting for stock options as additional authoritative guidance is issued.

EFFECTS OF FINANCIAL MARKETS ON DEFINED BENEFIT PENSION PLANS. The adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's domestic qualified defined benefit pension plans. While there is no legal requirement under the Employee Retirement Income Security Act (ERISA) to contribute to these plans in 2002, the Company currently anticipates that it will voluntarily contribute from $50 million to $70 million in cash to the pension plans in the fourth quarter of 2002.

Under current accounting guidelines, if pension plans are underfunded, with the liability reported on an accumulated benefit obligation basis, the shortfall in assets reduces reported common shareholder's equity at year-end without affecting net earnings. If 2002 equity market returns do not improve by year-end, and if interest rates remain at current levels, the Company could be required to record a non-cash reduction in equity of approximately $100 million, net of tax, at December 31, 2002. In addition, the Company could realize an increase in pension expense of about $20 million in 2003. Refer to Note 13 to the consolidated financial statements in the 2001 Form 10-K for further disclosure of the Company's pension and other postretirement benefits.

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

MARINE ENGINE SEGMENT

The following table sets forth Marine Engine segment results for the quarter and nine-month periods ended September 30, 2002 and 2001 (in millions):



                                                QUARTER ENDED SEPTEMBER 30            NINE MONTHS ENDED SEPTEMBER 30
                                            -----------------------------------     -----------------------------------
                                                  2002               2001                2002               2001
                                            ----------------    ---------------     --------------    -----------------
Net sales                                   $          426.2    $         380.7     $      1,302.4    $         1,269.5
Operating earnings                          $           51.7    $          36.7     $        154.2    $           165.1
Operating margin                                        12.1%               9.6%              11.8%                13.0%
Capital expenditures                        $            8.6    $           8.2     $         19.5    $            28.2


The Marine Engine segment reported a 12 percent increase in sales in the third quarter of 2002 to $426.2 million from $380.7 million a year ago. Year-to-date sales increased $32.9 million, or 3 percent, to $1,302.4 million from $1,269.5 million in the same period a year ago. Sales increases in the quarter were primarily a result of higher domestic outboard and sterndrive engine sales as customers began restocking their inventories to more normal levels than in the year-ago quarter. Other key drivers include improved pricing compared to the third quarter of 2001 and a 7 percent increase in international sales. The year-to-date increase in sales is primarily a result of increased domestic and international shipments of both outboard and sterndrive engines.

Operating earnings for the segment increased to $51.7 million in the third quarter of 2002, compared with $36.7 million a year ago. Operating earnings for the nine months ending September 30, 2002 were $154.2 million compared to $165.1 million in 2001. Operating margins increased in the current quarter to 12.1 percent versus 9.6 percent in the third quarter of last year, and year-to-date operating margins dropped to 11.8 percent in 2002 from 13.0 percent in the prior year. The increase in operating margins for the quarter was due to the aforementioned sales increase and improved pricing, partially offset by increased variable compensation and pension costs. The decline in operating margins for the year-to-date period reflects higher variable compensation, pension and insurance costs and a mix shift towards low-emission two-stroke and four-stroke outboard engines, which are lower-margin products, partially offset by the sales increase.

BOAT SEGMENT

The following table sets forth Boat segment results for the quarter and nine-month periods ended September 30, 2002 and 2001 (in millions):



                                                QUARTER ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                                            -----------------------------------     ---------------------------------
                                                  2002               2001                2002              2001
                                            ----------------    ---------------     --------------    ---------------
Net sales                                   $          333.9    $         304.1     $      1,061.1    $       1,010.6
Operating earnings                          $            0.2    $           1.1     $         14.5    $          34.7
Operating margin                                         0.1%               0.4%               1.4%               3.4%
Capital expenditures                        $            8.3    $           7.3     $         27.8    $          21.0

In the third quarter of 2002, the Boat segment reported net sales of $333.9 million, a 10 percent increase from the year-earlier quarter. In the year-to-date period, sales increased 5 percent to $1,061.1 million versus the comparable period of the prior year. Excluding the Hatteras acquisition completed in 2001, quarterly sales were up slightly compared to the same period last year. Excluding all acquisitions completed in 2001, year-to-date sales declined 11 percent primarily due to lower sales of large cruisers and yachts, partially offset by higher sales of smaller boats.

Boat segment operating earnings declined $0.9 million and operating margins dropped 30 basis points when comparing the third quarter of 2002 to 2001. In the year-to-date period, operating earnings totaled $14.5 million, declining $20.2 million and operating margins declined 200 basis points from the same period of 2001. The decline in operating earnings for the quarter is primarily related to the shift in sales mix towards smaller boats, which carry lower margins, partially offset by the operating earnings generated by the Hatteras acquisition. The year-to-date decline in operating earnings is primarily related to the decline in sales after excluding 2001 acquisitions, as well as the shift in sales mix towards smaller boats partially offset by the operating earnings generated from the 2001 acquisitions.

The overall performance of the Boat Segment was adversely affected in both
2002 and 2001 by operations at the Company's US Marine division. US Marine experienced operating losses of approximately $23 million for the year-to-date period ending September 30, 2002 compared with an operating loss of approximately $24 million in the prior year. The primary drivers for the continued losses at US Marine include operating inefficiencies associated with shifting boat production from five facilities closed throughout 2001 to remaining manufacturing plants; the launch of the Meridian yacht brand; and the start up of a new plant in Mexico to manufacture small boats.

RECREATION SEGMENT

The following table sets forth Recreation segment results for the quarter and nine-month periods ended September 30, 2002 and 2001 (in millions):

                                                   QUARTER ENDED SEPTEMBER 30          NINE MONTHS ENDED SEPTEMBER 30
                                              -----------------------------------    ---------------------------------
                                                   2002                2001               2002               2001
                                              ---------------    ----------------    --------------     --------------
Net sales                                     $         197.4    $          174.1    $        591.9     $        540.9
Operating earnings (loss)                     $           9.7    $           (3.5)   $         29.4     $         12.0
Operating margin                                          4.9%               (2.0)%             5.0%               2.2%
Capital expenditures                          $           6.1    $            9.2    $         16.4     $         21.6

Recreation segment sales of $197.4 million for the third quarter of 2002 increased 13 percent compared with the third quarter of 2001. Sales for the first nine months of 2002 increased 9 percent to $591.9 million from the prior year. Increased commercial and consumer fitness equipment sales in both the international and domestic markets, as well as modest sales gains in the bowling and billiards businesses were the primary drivers behind the quarter and year-to-date improvements in sales. On a year-to-date basis, the 2002 sales also include the full impact of the Omni Fitness acquisition, which closed late in the first quarter of 2001.

In the third quarter of 2002, Recreation segment operating earnings were $9.7 million compared to an operating loss of $3.5 million in 2001. Operating margins increased 690 basis points from a year ago to 4.9 percent in the current quarter. In the year-to-date period, operating earnings increased to $29.4 million in 2002 from $12.0 million in 2001. Operating margins for the nine-month period increased to 5.0 percent from 2.2 percent in 2001. The main drivers for the operating earnings improvements in the quarter and year-to-date periods are increased sales volumes of fitness equipment, continued cost reductions and supply chain initiatives in the bowling equipment business and the impact of SFAS No. 142, which requires the cessation of recording amortization expense on goodwill and indefinite-lived intangible assets beginning in 2002.

DISCONTINUED OPERATIONS

The Company substantially completed the sale of its outdoor recreation segment in 2001. Refer to Note 11 to the consolidated financial statements in the 2001 Form 10-K for additional information related to discontinued operations.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth an analysis of cash flow for the nine-month periods ended September 30, 2002 and 2001 (in millions):


                                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                                   -----------------------------------
                                                                                        2002                2001
                                                                                   ---------------    ----------------
EBITDA*                                                                            $         273.4    $          297.2
Changes in working capital                                                                    39.6               (30.5)
Interest expense                                                                             (32.5)              (40.2)
Tax refunds (payments), net                                                                   (4.8)               28.7
Other                                                                                         41.8                 3.4
                                                                                   ---------------    ----------------
    Cash provided by operating activities of continuing operations                           317.5               258.6
    Cash used for investing activities of continuing operations**                            (63.1)              (46.8)
                                                                                   ---------------    ----------------
    Free cash flow***                                                              $         254.4    $          211.8
                                                                                   ===============    ================

    Cash flow from discontinued operations (pre-tax)                               $             -    $           61.5
                                                                                   ===============    ================

    *EBITDA is defined as net earnings adjusted for the effect of changes in accounting principles and discontinued operations, and before interest, taxes, depreciation and amortization. EBITDA is presented to assist in the analysis of cash from operations. However, it is not intended as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles.
   **Comprised principally of capital expenditures and excludes acquisition and disposition activities.
  ***Free cash flow is defined as cash flow from operating and investing activities of continuing operations, excluding acquisition, disposition and financing activities.

The Company's major sources of funds for investments and dividend payments are cash generated from operating activities, available cash balances and selected borrowings.

Net cash provided by operating activities of continuing operations totaled $317.5 million for the first nine months of 2002 compared with $258.6 million in 2001.

The $58.9 million increase in net cash provided by operating activities of continuing operations versus the prior year was generated principally from a decrease in working capital. Cash provided by operating activities included changes in working capital that provided cash of $39.6 million in 2002 versus a use of cash of $30.5 million in 2001. The change in working capital was primarily the result of an increase in accounts payable and accrued expenses, which was partially offset by an increase in accounts and notes receivable in the first nine months of 2002 versus the comparable period of the prior year.

Cash flow from operating activities in 2002 included net tax payments versus net tax refunds for the prior year. The net tax payments for the nine months ended September 30, 2002, resulted from net earnings, partially offset by tax refunds from the divestiture of the beverage cooler business completed in late 2001. The net tax refunds for the nine months ended September 30, 2001, were largely the realization of tax benefits associated with the sale of the bicycle and camping businesses completed in late 2000.

Other cash provided by operating activities was $41.8 million during the nine months ended September 30, 2002, versus cash provided of $3.4 million in the first half of 2001. Key drivers of favorable cash flows include an increase in deferred items in 2002, including extended service agreements from the Marine Engine segment and a decrease in the pension asset, which is included in other long-term assets. Antitrust litigation settlement payments made in 2001 also affected the year-to-date comparisons.

During the first nine months of 2002, the Company invested $64.8 million in capital expenditures compared with $71.9 million in 2001. Cash paid for acquisitions totaled $8.8 million in the first nine months of 2002, compared with $57.2 million in the first nine months of 2001.

During the first nine months of 2002, the company received $40.2 million from stock options exercised compared with $9.8 million during the first nine months of 2001.

The Company announced in 2001 that it would begin paying dividends annually rather than quarterly, beginning in 2002, to reduce administrative costs. Future dividends, as declared at the discretion of the Board of Directors, will be paid in December.

Cash and cash equivalents totaled $368.1 million at September 30, 2002, up $259.6 million from $108.5 million at December 31, 2001. Total debt at September 30, 2002, decreased $12.9 million to $627.3 million versus $640.2 million at December 31, 2001. Debt-to-capitalization ratios at these dates were 33.7 percent and 36.6 percent, respectively. The Company had no outstanding commercial paper borrowings at September 30, 2002, with additional borrowing capacity of $360.0 million under the Company's long-term credit agreement with a group of banks. Additionally, the Company has $600.0 million available for the issuance of equity and/or debt securities under a shelf registration filed in 2001 with the Securities and Exchange Commission.

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

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving these claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required. Refer to Note 7 to the consolidated financial statements in the 2001 Form 10-K for disclosure of the potential cash requirements of environmental proceedings as of December 31, 2001.

On April 18, 2002, the Company, in cooperation with the United States Consumer Products Safety Commission, announced a recall of approximately 103,000 bicycles that were sold by the Company's former bicycle division. The bicycles had been equipped with suspension forks that were purchased from a Taiwanese company. Some of the forks were found to have been defectively manufactured and were involved in approximately 55 reported incidents. The recall is an expansion of a prior recall involving the suspension forks and allows consumers who purchased bicycles with an affected fork to return the fork in exchange for $65 or a replacement bicycle. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

On April 22, 2002, a federal court in Seattle lifted a stay in a lawsuit filed against Life Fitness by Precor Incorporated (Precor). The suit, which alleges that certain of Life Fitness' cross-trainer exercise machines infringed Precor's Miller `829 patent, was stayed by the court pending reexamination of the patent by the U.S. Patent and Trademark Office (PTO). The PTO issued a modified Miller `829 patent to Precor on March 5, 2002, which led to the lifting of the stay. The Company does not believe that its machines infringe the patent, as modified, but is unable to predict the outcome of this matter.

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

On May 3, 2002, the United States Court of Appeals for the Federal Circuit reversed a summary judgment that had been granted in the Company's favor against CCS Fitness, Inc. (CCS). CCS had sued the Company alleging that a front-drive cross trainer manufactured by Life Fitness infringed a patent held by CCS. As a result of the appellate court's ruling, the case will be remanded to the trial court. The Company has reached an agreement in principle with the current plaintiff in the matter to settle all outstanding disputes and established an accrual to satisfy the settlement. The parties are awaiting district court approval of the settlement and dismissal of the case.

On May 30, 2002, Leiserv, Inc. (Leiserv), a Company subsidiary operated by the Company's Bowling and Billiards Division, was sued in the Circuit Court of St. Louis County, Missouri, for alleged violations of the federal Telephone Consumer Protection Act. The lawsuit was brought as a putative class action on behalf of all people and entities within two area codes in the St. Louis area who allegedly received unsolicited faxes from Leiserv. Leiserv has removed the case to the United States District Court for the Eastern District of Missouri. Because this case remains in the early stages of litigation and raises legal issues that have not yet been fully resolved by the courts, the Company is unable to predict the outcome of this matter.

The Company has been named in a number of asbestos-related lawsuits, the majority of which involve Vapor Corporation, a former subsidiary that the Company divested in 1990. Virtually all of the asbestos suits against the Company involve numerous other defendants. The claims against the Company generally allege that the Company sold products that contained components, such as gaskets, that included asbestos. Neither the Company nor Vapor is alleged to have manufactured asbestos. The Company's insurers have settled a number of asbestos claims for nominal amounts, while a number of other claims have been dismissed. No suit has yet gone to trial. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company accrues for litigation exposures based upon its assessment, made in consultation with outside counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving these claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the effect of a weak U.S. economy and stock market on consumer confidence and thus on the demand for marine, fitness, bowling and billiards equipment and products; the impact of interest rates, fuel prices and weather conditions on demand for marine products; competitive pricing pressures; inventory adjustments by major dealers and retailers; the ability to maintain product quality and service standards expected by our customers; strikes by dock workers hampering our ability to receive or ship products overseas; the ability to successfully integrate acquisitions; the financial strength of dealers and independent boat builders; the success of inventory reduction efforts; adverse foreign economic conditions; shifts in currency exchange rates; adverse weather conditions retarding sales of recreation products; the ability to complete environmental remediation and resolve claims and litigation at the cost estimated; the success of marketing and cost-management programs; the Company's ability to develop and produce new products; new and competing technologies; and imports from Asia and increased competition from Asian competitors. Additional factors are included in the 2001 Form 10-K.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. - DISCLOSURE CONTROLS

The Chairman and Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the date of the filing of this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note 4 to Consolidated Financial Statements in Part I of this Quarterly Report on pages 10 and 11 is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

          99.1     Certification of Chief Executive Officer

          99.2     Certification of Chief Financial Officer

(b)       Reports on Form 8-K.

          In a Current Report filed on Form 8-K dated August 14, 2002, the Company reported information pursuant to "Item 9. Regulation FD Disclosure" that its Principal Executive Officer, George W. Buckley, and Principal Financial Officer, Victoria J. Reich, had submitted to the SEC on August 13, 2002, sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BRUNSWICK CORPORATION
                                                (Registrant)

November 14, 2002                           By:  /s/ PETER G. LEEMPUTTE
                                                 ----------------------
                                            Peter G. Leemputte
                                            Vice President and Controller

*Mr. Leemputte is signing this report both as a duly authorized officer and as the principal accounting officer.


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, George W. Buckley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brunswick
   Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                            /s/ GEORGE W. BUCKLEY
                                            ----------------------
                                            George W. Buckley
                                            Chief Executive Officer


                   CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Victoria J. Reich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brunswick Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                            /s/ VICTORIA J. REICH
                                            ----------------------
                                            Victoria J. Reich
                                            Chief Financial Officer

                                                                    Exhibit 99.1


               Certification Pursuant to Section 1350 of Chapter 63
               ----------------------------------------------------
                      of Title 18 of the United States Code
                      -------------------------------------




         I, George W. Buckley, Chief Executive Officer of Brunswick Corporation, certify that (i) Brunswick Corporation's report on Form 10-Q for the quarterly period ending September 30, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in Brunswick Corporation's report on Form 10-Q for the quarterly period ending September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Brunswick Corporation.




                                            /s/ GEORGE W. BUCKLEY
                                            ---------------------
                                            George W. Buckley
                                            Chief Executive Officer
                                            November 14, 2002

                                                                    Exhibit 99.2


              Certification Pursuant to Section 1350 of Chapter 63
              ----------------------------------------------------
                      of Title 18 of the United States Code
                      -------------------------------------




         I, Victoria J. Reich, Chief Financial Officer of Brunswick Corporation, certify that (i) Brunswick Corporation's report on Form 10-Q for the quarterly period ending September 30, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in Brunswick Corporation's report on Form 10-Q for the quarterly period ending September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Brunswick Corporation.




                                            /s/ VICTORIA J. REICH
                                            ---------------------
                                            Victoria J. Reich
                                            Chief Financial Officer
                                            November 14, 2002