Form 10-K
period 2002-12-31
BRUNSWICK CORP
filed 2003-03-11
CIK 14930

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

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 1-1043

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).     Yes [X]     No [ ]

     As of JUNE 28, 2002, the aggregate market value of the voting stock of the registrant held by non-affiliates was $2,506,325,164. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

     The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of MARCH 6, 2003, was 90,247,722.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III OF THIS REPORT ON FORM 10-K INCORPORATES BY REFERENCE CERTAIN INFORMATION THAT WILL BE SET FORTH IN THE COMPANY'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING SCHEDULED TO BE HELD ON APRIL 30, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   10
Item 3.    Legal Proceedings...........................................   11
Item 4.    Submission of Matters to a Vote of Security Holders.........   13

PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................   15
Item 6.    Selected Financial Data.....................................   15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   17
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   35
Item 8.    Financial Statements and Supplementary Data.................   36
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   36

PART III
Item 10.   Directors and Executive Officers of the Registrant..........   37
Item 11.   Executive Compensation......................................   37
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................   37
Item 13.   Certain Relationships and Related Transactions..............   37
Item 14.   Controls and Procedures.....................................   37

PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   38

                                     PART I

ITEM 1.  BUSINESS

     Brunswick Corporation (the Company) is a manufacturer and marketer of leading consumer brands, including Mercury and Mariner outboard engines; Mercury MerCruiser sterndrive and inboard engines; Sea Ray, Bayliner, Maxum, Meridian, and Sealine pleasure boats; Hatteras luxury sportfishing convertibles and motoryachts; Baja high-performance boats; Boston Whaler and Trophy offshore fishing boats; Princecraft fishing, deck and pontoon boats; MotorGuide trolling motors; Mercury Precision Parts; Quicksilver and Swivl-Eze marine-related components and accessories; Integrated Dealer Systems dealer management systems; MotoTron engine control systems; Northstar marine navigation systems; Life Fitness, Hammer Strength and ParaBody fitness equipment; Brunswick bowling products, including capital equipment, parts, supplies and consumer products; and Brunswick billiards tables and accessories. The Company also owns and operates Brunswick bowling centers across the United States and internationally, and Omni Fitness, a chain of specialty fitness retail stores.

     The Company's strategy is to achieve growth by developing innovative products, identifying and deploying leading-edge technologies, pursuing aggressive marketing and brand-building activities, enhancing its distribution channels, seizing international opportunities and leveraging core competencies. Further, the Company focuses on enhancing its operating margins through effective cost management and investments in technology. The Company's objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

                          CHANGE IN SEGMENT REPORTING

     The Company previously reported its Life Fitness and Brunswick Bowling & Billiards divisions as a single segment, the Recreation segment. During the fourth quarter of 2002, the Company re-evaluated the composition of its reportable segments to account for the anticipated divergence in the future growth trends and economic characteristics of these operating units. The Company determined that its reportable segments are Marine Engine, Boat, Fitness and Bowling & Billiards. The financial information for these segments has been reclassified for all periods presented under the new basis of segmentation. See
NOTE 3, SEGMENT INFORMATION, in the Notes to Consolidated Financial Statements for financial information about these segments.

                             MARINE ENGINE SEGMENT

     The Marine Engine segment, which had net sales of $1,705.2 million in 2002, consists of the Mercury Marine Group and Brunswick New Technologies. The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

     Mercury Marine manufactures and markets a full range of outboard engines, sterndrive engines, inboard engines and water-jet propulsion systems under the Mercury, Mariner, Mercury MerCruiser, Mercury Racing, Mercury SportJet and Mercury Jet Drive brand names. A portion of Mercury Marine's outboard engines and parts and accessories, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, service aids and marine lubricants, are sold to end-users through a global network of approximately 12,000 marine dealers and distributors, specialty marine retailers, and marine service centers. The remaining outboard engines and a substantial number of the sterndrives, inboard engines and water-jet propulsion systems are sold either to independent boatbuilders or to the Company's operations that comprise the Brunswick Boat Group.

     Mercury Marine has six two-stroke OptiMax outboard engines ranging from 135 to 250 horsepower, all of which feature Mercury's direct fuel injection (DFI) technology. DFI is part of Mercury's plan to reduce outboard engine emissions 75 percent over a nine-year period beginning with the 1998 model year and ending in 2006. These emissions reductions were implemented to comply with U.S. Environmental Protection Agency (EPA) requirements. Mercury's product line of low-emission engines includes 13 four-stroke outboard engine models ranging from 4 to 115 horsepower and one 225-horsepower model. These OptiMax and four-stroke outboards already achieve the EPA's mandated 2006 emission levels. The California Air Resources Board (CARB) mandated that EPA's 2006 emission levels be met by 2001 with further emission reductions scheduled for 2004 and 2008. CARB has instituted a rating system for emissions reduction that establishes ratings of either one star (75 percent reduction), two stars (82 percent reduction) or three stars (91 percent reduction). Mercury believes that its 135-horsepower OptiMax is the only two-stroke engine in the world with a three-star rating from CARB. All Mercury four-stroke outboards from 50 to 225 horsepower are also three-star rated.

     Mercury Marine's outboard engines and sterndrive engines are produced primarily in Fond du Lac, Wisconsin, and Stillwater, Oklahoma, respectively. Certain small outboard engines are manufactured in Asia by a Mercury Marine joint venture. Mercury Marine also manufactures engine component parts at plants in St. Cloud, Florida, and Juarez, Mexico, and has a facility in Petit Rechain, Belgium, which customizes engines for sales into Europe.

     In addition to its marine engine operations, Mercury's product offerings in international markets include a wide range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury in Australia, Finland, France, Norway, Poland, Portugal and Sweden. These boats, which are marketed under the brand names Armor, Arvor, Askaladden, Bermuda, Mercury, Ornvik, Quicksilver, Savage, Uttern and Valiant, are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine.

     During 2002, Mercury Marine continued to leverage its core competency in aluminum metal castings by expanding the markets served by this business. The effort to expand Mercury's castings business began in 1999, and by 2002 Mercury had secured business in a variety of industries and applications, including motorcycles, agricultural implements and off-road recreational vehicles. The Company anticipates that Mercury's castings business will continue to grow, and intends to identify other areas of expertise across its businesses that can be similarly leveraged in industries beyond the Company's core businesses.

     On February 14, 2002, Mercury Marine established a joint venture with Cummins Marine, a division of Cummins Inc., to supply integrated diesel propulsion systems to the worldwide recreational and commercial marine markets. The Company and Cummins each own 50 percent of the joint venture, Cummins MerCruiser Diesel Marine LLC, which is headquartered in Charleston, South Carolina. Through the joint venture, Mercury is able to offer a full range of diesel marine propulsion systems.

     In February 2002, Mercury Marine acquired Teignbridge Propellers, Ltd. (Teignbridge), a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels. Located in Newton Abbot, United Kingdom, Teignbridge has allowed Mercury to extend its product offerings to include a full line of propellers and related accessories.

     Mercury's SmartCraft system, a total marine electronics and controls integration system, was introduced in 2000. SmartCraft leverages Mercury's advanced engine technology by linking all essential boat functions, including power, controls, and internal and external sensors, to provide synchronized data and control over all essential boat functions. SmartCraft systems also allow Mercury and its customers to take advantage of advancements in communications, entertainment and navigation electronics by providing a platform to integrate these technologies to enhance the boating experience. SmartCraft was introduced on a number of Mercury engine offerings beginning in 2000 and 2001, and is now offered on a wide range of Mercury, Mercury MerCruiser and Cummins MerCruiser Diesel engines.

     The Company established Brunswick New Technologies (BNT) during 2002 to expand the Company's product offerings in marine electronics, engine controls, navigation systems, dealer management systems and related equipment for use in both marine and non-marine applications. The genesis for BNT was Mercury Marine's MotoTron operation, which leverages the Company's expertise in engine controls. BNT represents the Company's commitment to expand its business and expertise in electronics, controls and systems. As part of BNT's expansion in these areas, during the fourth quarter of 2002 the Company acquired Northstar Technologies, Inc., a world leader in premium marine navigation electronics, and Monolith Corporation/

Integrated Dealer Systems (IDS), a leading developer of dealer management systems for dealers of marine products and recreational vehicles. Earlier in 2002, the Company established a joint venture between BNT's MotoTron business and Woodward Governor Company to develop and produce engine and vehicle control systems, and opened a research and testing facility in Singapore to support BNT's various development activities.

     Domestic retail demand for the Marine Engine segment's products is seasonal, with sales generally highest in the second quarter. A number of factors can influence demand for the Marine Engine segment's products, including, but not limited to:

     - Economic conditions and consumer confidence in the United States and certain international regions;
     - Competition from other manufacturers of marine engines;
     - Adverse weather in key geographic areas, including excessive rain, prolonged below-average temperatures and severe heat or drought, particularly during the key selling season;
     - The level of inventories maintained by Mercury Marine's independent boatbuilders, dealers and the Company's own boat operations;
     - The segment's ability to make technological and quality advancements to meet customer demands;
     - The segment's ability to develop and market competitive products;
     - Consumer demand for the Company's boat offerings and those of other major boatbuilders;
     - Fuel costs;
     - Prevailing interest rates; and
     - Consumer interest in recreational boating.

                                  BOAT SEGMENT

     The Boat segment consists of the Brunswick Boat Group (Boat Group), which markets and manufactures fiberglass pleasure boats, high-performance boats, offshore fishing boats, and aluminum fishing, deck and pontoon boats. The Company believes its Boat Group, which had net sales of $1,405.3 million during 2002, has the largest dollar sales volume of pleasure boats in the world.

     The Boat Group was formed in 2000 to manage the Company's boat brands; increase the Company's boat portfolio by identifying recreational boat product segments in which the Company was not participating; expand the Company's involvement in recreational boating services and activities to enhance the consumer experience and dealer profitability; speed the introduction of new technologies into boat manufacturing processes and the Company's boat products; and leverage the Company's extensive knowledge and involvement in boat design, manufacturing and distribution.

     During 2002, the Boat Group established offices in Knoxville, Tennessee, to provide shared services to the Company's boat brands, which include Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray, Maxum and Sealine yachts, sport yachts, cruisers and runabouts; Bayliner cruisers and runabouts; Meridian motoryachts; Boston Whaler and Trophy offshore fishing boats; Baja high-performance boats; and Princecraft aluminum fishing, deck and pontoon boats. The Boat Group also operates a commercial and governmental sales unit that sells products to the United States Government and state, local and foreign governments for military, law enforcement and other governmental uses, and to commercial customers for use in a variety of applications. Sales of Boston Whaler, Baja and various inflatable boats represent the majority of the Boat Group's governmental and commercial sales. The Boat Group procures most of its outboard motors, gasoline sterndrives and gasoline inboard engines from the Mercury Marine Group, and diesel engines from Cummins MerCruiser Diesel Marine LLC, the Company's joint venture with Cummins Inc.

     During 2002, the Company began manufacturing entry-level runabouts at a new facility opened in Reynosa, Mexico. The Company believes the initial model manufactured at this facility, a 17.5-foot Bayliner, is the lowest-cost new boat in its class, due in large part to the Company's procurement and operational efficiencies.

     During the fourth quarter of 2002, the Company launched an initiative to develop its marine parts and accessories business to better serve dealers and consumers of the Company's boat products. Working with its existing boat dealer network, the Company will strive to improve quality, distribution and delivery of parts and accessories to enhance the boating experience.

     The Boat Group's products are sold to end users through a global network of approximately 950 dealers and distributors, each of which carries one or more of the Company's boat brands. Sales to the Boat Group's largest dealer, which has multiple locations and carries a number of the Boat Group's product lines, comprised approximately 21 percent of Boat Group sales in 2002. Domestic retail demand for pleasure boats is seasonal, with sales generally highest in the second quarter. A number of factors can influence demand for the Boat Group's products, including, but not limited to:

     - Economic conditions, consumer confidence and the strength of equity markets;
     - Adverse weather in key geographic areas, including excessive rain, prolonged below-average temperatures and severe heat or drought, particularly during the key selling season;
     - The Boat Group's ability to develop and market competitive products;
     - Competition from other boatbuilders;
     - Fuel costs;
     - Effectiveness of distribution;
     - Prevailing interest rates and availability of financing for consumers and boat dealers;
     - Consumer interest in recreational boating; and
     - Access to water and marina facilities in urban areas.

                                FITNESS SEGMENT

     The Company's Fitness segment is comprised of the Life Fitness division, which designs, markets and manufactures a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness, Hammer Strength and ParaBody brands.

     The Company believes that the Fitness segment, which had net sales of $456.7 million during 2002, has the largest dollar sales volume of commercial fitness equipment in the world. Life Fitness' commercial sales are primarily to private health clubs and fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made directly to certain commercial customers as well as through dealers and distributors.

     Life Fitness also sells its products into the high-end consumer markets. Approximately 15 percent of the Fitness segment's 2002 sales were made through Omni Fitness, a chain of specialty fitness retail stores owned and operated by the Company since 2001. Omni Fitness sells Life Fitness products as well as complementary products manufactured by other companies. Most of Life Fitness' remaining consumer sales are sold to other specialty retailers, including other chains in which the Company has ownership interests.

     The Fitness segment's principal manufacturing facilities are located in California, Illinois, Kentucky and Minnesota. The Fitness segment also operates 63 Omni Fitness specialty fitness retail stores located primarily in the Northeast and Pacific Northwest regions of the United States.

     During 2002, Life Fitness introduced more than 40 new fitness products, including new elliptical cross trainers, treadmills, stationary bikes, stairclimbers, home gym products, commercial selectorized strength training equipment and a series of cable motion machines.

     Fitness products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise. Demand for fitness products is seasonal, with sales generally highest in the first and fourth quarters, and is influenced by a number of factors, including, but not limited to:

     - Economic conditions and consumer confidence in the United States and certain international regions;
     - Product innovation;
     - Consumer demand for health clubs and other exercise facilities;
     - Availability of effective product distribution;
     - Consumer participation in fitness activities;

     - Demand from owners and operators of fitness centers for new equipment;
     - Competition from other manufacturers and alternative forms of recreation; and
     - Product quality, pricing, and customer service.

                          BOWLING & BILLIARDS SEGMENT

     The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $377.7 million during 2002. BB&B is the leading full-line designer and producer of bowling products, including bowling balls, after-market products and parts, and capital equipment, which includes bowling lanes, automatic pinsetters, ball returns, furniture units, and scoring and center-management systems. BB&B also designs and markets a full line of high-quality billiards tables and accessories.

     BB&B operates 118 bowling centers in the United States, Canada and Europe, and its joint ventures operate 18 additional centers in Asia. Bowling centers offer bowling and, depending on size and location, the following activities and services: billiards, video games, pro shops, children's playrooms, restaurants and cocktail lounges. All of the North American centers offer Cosmic Bowling, an enhanced form of bowling with integrated sound systems and glow-in-the-dark effects. A number of BB&B's centers have been converted into Brunswick Zones, modernized bowling centers that offer a full array of family-oriented entertainment activities. The entertainment offerings available at Brunswick Zones are designed to appeal to a broader audience, including both recreational bowlers and non-traditional league bowlers. BB&B intends to convert additional centers into Brunswick Zones, supporting the Company's strategy to increase market share. Approximately 50 percent of BB&B's bowling center facilities are owned by the Company and the other half are leased.

     BB&B has a 50 percent ownership interest in Nippon Brunswick K. K., which sells bowling equipment and operates bowling centers in Japan. In addition, BB&B has a 50 percent ownership interest in Vulcan-Brunswick Bowling Pin Company, which manufactures bowling pins in Antigo, Wisconsin.

     BB&B's billiards business was established in 1845, and is the oldest business operated by the Company. BB&B designs and markets billiards tables, billiards balls, cues and related accessories under the Brunswick brand, and serves the domestic and international commercial and consumer billiards markets. The Company believes it has the largest dollar sales volume of billiards tables in the world.

     The Company's bowling and billiards products are sold through a variety of channels, including distributors, dealers, mass merchandisers, bowling centers and retailers, and directly to consumers. BB&B products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise. Demand for the Bowling & Billiards segment's products is influenced by a number of factors, including, but not limited to:

     - Economic conditions in the United States and key international regions, particularly Asia, Canada and Europe;
     - The segment's ability to develop and market competitive products;
     - Prevailing interest rates and availability of financing for purchasers of bowling capital equipment;
     - Product innovation;
     - Availability of effective product distribution;
     - Consumer participation in bowling and billiards;
     - Demand from owners and operators of recreation centers for new equipment from the segment;
     - Competition from other manufacturers as well as alternative forms of recreation;
     - Product and facility quality, pricing, and customer service; and
     - Adverse weather in key geographical areas, including excessive snow and summers with prolonged periods of below-average rain.

                               FINANCIAL SERVICES

     The Company established a joint venture in 2002 with Transamerica Distribution Finance to provide financial products and services to customers of the Company's domestic marine businesses. The venture, Brunswick Acceptance Company, LLC (BAC), will provide secured wholesale floor-plan financing to the Company's boat dealers and may provide other financial services in support of the Company's marine businesses. In addition, the parties contemplate that BAC will purchase and service a portion of Mercury Marine's domestic accounts receivable for its boatbuilder customers. The Company owns a 15 percent interest in the joint venture initially, but will increase its ownership to 49 percent by July 15, 2003. BAC became operational in January 2003.

                                  DISTRIBUTION

     The Company depends on distributors, dealers and retailers (Dealers) for the majority of its recreational boat sales, and significant portions of its marine engine, fitness and bowling and billiards products. The Company has approximately 14,000 Dealers serving its business segments worldwide. The Company's marine Dealers typically carry boats, engines and related parts and accessories from the Company's Marine Engine and Boat segments.

     Most of the Company's Dealers consist of independent companies and proprietors that range in size from small, family-owned dealerships to large, publicly traded organizations with substantial revenues and multiple locations. Some of the Company's Dealers sell the Company's products exclusively, while others also carry competing products. In some cases, the Company owns equity in select Dealers, including minority interests in certain marine Dealers and 100 percent ownership of Omni Fitness, an exercise equipment retailer that is operated by the Company's Life Fitness division.

     A significant portion of the Company's products are seasonal, and a number of the Company's Dealers are relatively small and often highly leveraged. As a result, many of the Company's Dealers require financial support to remain in business and provide a stable outlet for the Company's products. To ensure the stability of its distribution channels, the Company provides various financial incentives and support to its Dealers from time to time. This support includes loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory in the event of a Dealer's default. The Company believes that these investments and obligations are in the Company's best interest, but its financial support of its Dealers does expose the Company to credit risks and business risks. The Company's business units maintain active credit operations to manage this financial exposure on an ongoing basis, and the Company continues to seek opportunities to improve and sustain its various distribution channels. See NOTE 7, COMMITMENTS AND CONTINGENCIES, in the Notes to Consolidated Financial Statements.

                            DISCONTINUED OPERATIONS

     During 2001, the Company substantially completed the divestiture of its outdoor recreation segment, originally announced in June of 2000, with the sale of its North American fishing, hunting sports accessories and cooler businesses. See NOTE 11, DISCONTINUED OPERATIONS, in the Notes to Consolidated Financial Statements, for a description of the Company's discontinued operations.

                            INTERNATIONAL OPERATIONS

     The Company's sales to customers in international markets were $1,004.7 million (27.1 percent of net sales) and $859.2 million (25.5 percent of net sales) in 2002 and 2001, respectively. The Company generally transacts its sales in international markets in local currencies, and denominates its costs of products manufactured or sourced in U.S. dollars. The Company's international sales are set forth in NOTE 3, SEGMENT

INFORMATION, in the Notes to Consolidated Financial Statements, and are also included in the table below, which details the Company's international sales by region for 2002, 2001 and 2000:

                                                              2002      2001     2000
                                                            --------   ------   ------
                                                                  (IN MILLIONS)
Europe....................................................  $  552.1   $448.0   $432.1
Pacific Rim...............................................     174.7    171.4    166.4
Canada....................................................     166.9    146.0    149.9
Latin America.............................................      74.0     64.1     59.6
Other.....................................................      37.0     29.7     30.4
                                                            --------   ------   ------
                                                            $1,004.7   $859.2   $838.4
                                                            ========   ======   ======

     Mercury Marine sales comprised approximately 50 percent of the Company's total international sales in 2002. Mercury Marine's primary international operations include the following:

     - A product customization plant and distribution center in Belgium;
     - A propeller and underwater stern-gear manufacturing plant in Newton Abbot, United Kingdom;
     - Sales offices and distribution centers in Australia, Brazil, Canada, China, Japan, Malaysia, Mexico, New Zealand and Singapore;
     - Sales offices in Belgium, Denmark, France, Germany, Indonesia, Italy, the Netherlands, Norway, Russia, Sweden and Switzerland;
     - Boat assembly plants in Australia, Mexico and Sweden; and
     - A marina and club in China.

     The Brunswick Boat Group's sales comprised approximately 24 percent of the Company's total international sales in 2002. The Boat Group's products are manufactured or assembled in the United States, Bulgaria, Canada, Mexico, Poland and the United Kingdom, and are sold worldwide through dealers. The Boat Group also sells kits for certain runabout boat models to approved manufacturers outside the United States who then manufacture boats to specification and sell the boats under certain Boat Group brand names. The Boat Group has sales offices in Brazil, England, France, the Netherlands and Spain, and product display locations in Australia and the Netherlands.

     Fitness segment sales comprised approximately 18 percent of the Company's total international sales in 2002. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom, as well as sales offices in Austria and Italy.

     Bowling & Billiards segment sales comprised approximately 8 percent of the Company's total international sales in 2002. BB&B sells its products worldwide, has sales offices in Germany, Hong Kong and the United Kingdom, and has a plant that assembles pinsetters in Hungary. BB&B operates bowling centers in Austria, Canada and Germany, and holds a 50 percent interest in an entity that sells bowling equipment and operates bowling centers in Japan.

                                 RAW MATERIALS

     Raw materials are purchased from various sources. At present, the Company is not experiencing any critical raw material shortages, nor are any currently anticipated. General Motors Corporation is the sole supplier of engine blocks used to manufacture the Company's gasoline sterndrive engines.

     During 2002, the Company expanded its global procurement operations to leverage the Company's purchasing power across its divisions and improve supply chain efficiencies. In conjunction with the Brunswick Boat Group, in 2002 the Company's global procurement team helped establish a boat manufacturing facility in Reynosa, Mexico, using the Company's proprietary PRO(TM) (Process Resource Optimization) System. The PRO System consists of three key elements: global manufacturing, global sourcing of high-quality parts and components, and institutionalizing a world-class quality assurance system. The PRO System allows the Company to take advantage of local sourcing, labor and logistical efficiencies to manufacture quality products at lower costs, and the Company intends to deploy the system in additional locations to continue to improve its cost advantages.

                        PATENTS, TRADEMARKS AND LICENSES

     The Company has, and continues to obtain, patent rights covering certain features of the Company's products and processes. By law, the Company's patent rights, which consist of patents and patent licenses, have limited lives and expire periodically.

     In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, including die-cast powerheads; cooling and exhaust systems; drive train, clutch and gearshift mechanisms; boat/engine mountings; shock absorbing tilt mechanisms; ignition systems; propellers; marine vessel control systems; and fuel and oil injection systems.

     In the Boat segment, patent rights principally relate to processes for manufacturing fiberglass hulls, decks and components for the Company's boat products, as well as patent rights related to boat seats, interiors and other boat features and components.

     In the Fitness segment, patent rights principally relate to fitness equipment designs and components, including patents covering internal processes, programming functions, displays, design features and styling. See ITEM 3, LEGAL PROCEEDINGS, for a description of certain litigation involving fitness equipment patents.

     In the Bowling & Billiards segment, patent rights principally relate to computerized bowling scorers and bowling center management systems, bowling lanes and related equipment, bowling balls, and billiards table designs and components.

     While the Company believes that its patent rights are important to its competitive position, the Company also believes that future success in all of its businesses is mainly dependent upon its engineering, manufacturing and marketing capabilities, its cost advantages, its ability to continue to develop and manufacture high-quality, innovative, and competitive products, and the effectiveness of its distribution channels.

     The following are among the Company's primary trademarks or registered trademarks:

     Marine Engine Segment: Arvor, Astra, Bermuda, Chartus, IDS, Mariner, MercNet, MerCruiser, Mercury, MercuryCare, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, MotoTron, OptiMax, Northstar, Ornvik, Pinpoint, ProMax, QuickFit, Quicksilver, Savage, SeaPro, SmartCraft, SportJet, Teignbridge Propellers, Typhoon, Uttern and WaterMouse.

     Boat Segment: Baja, Bayliner, Boston Whaler, Capri, Ciera, Hatteras, Master Dealer, Maxum, Meridian, Precision Piloting, Princecraft, Sea Ray, Sealine, Swivl-Eze and Trophy.

     Fitness Segment: Flex Deck, Hammer Strength, Lifecycle, Life Fitness, Omni Fitness and ParaBody.

     Bowling & Billiards Segment: Air-Hockey, Anvilane Pro Lane, Ball Wall, Brunswick, Brunswick Billiards, Brunswick Pavilion, Brunswick Zone, Centennial, CenterMaster, Cosmic Bowling, DBA Products, Dominion, Frameworx, Fuze, Gold Crown, Inferno, IQ, Lane Shield, Lightworx, Monster, Throbot, U.S. Play by Brunswick, Viz-A-Ball and Zone.

     The Company's trademarks have indefinite lives, and many of these trademarks are well known to the public and are considered valuable assets of the Company.

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

     The following summarizes the Company's competitive position in each segment.

     Marine Engine Segment: The Company believes it has the largest dollar sales volume of recreational marine engines in the world. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, and several smaller companies. There are also many competitors in the marine accessories, electronics, engine controls and navigation systems businesses. Competitive advantage in the marine engine and accessories markets is a function of product features, technological leadership, quality, service, performance and durability, along with effective promotion, distribution and pricing.

     Boat Segment: The Company believes it has the largest dollar sales volume of pleasure boats in the world. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. The Company believes it has the broadest range of boat product offerings in the world, with boats ranging from 12 to 100 feet. In all of its boat operations, the Company competes on the basis of product features, technology, quality, dealer service, performance, value, durability and styling, along with effective promotion, distribution and pricing.

     Fitness Segment: The Company believes it is the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. Many of the Company's fitness equipment products feature industry-leading product innovations, and the Company places significant emphasis on new product introductions. Competitive emphasis is also placed on product quality, marketing activities, pricing and service. The Company also operates Omni Fitness, a chain of 63 specialty retail stores, where emphasis is placed on providing excellent customer service and offering competitive products.

     Bowling & Billiards Segment: The Company believes it is the world's leading full-line designer and producer of bowling products and billiards tables. Competitive emphasis is placed on product innovation, quality, marketing activities, pricing and service. The Company also operates 136 retail bowling centers worldwide, including those operated by the Company's joint ventures, where emphasis is placed on enhancing the bowling and entertainment experience, maintaining quality facilities and providing excellent customer service.

                            RESEARCH AND DEVELOPMENT

     The Company strives to bolster its competitive position in all of its segments by continuously investing in research and development. The Company's research and development investments support the introduction of new products and enhancements to existing products. The Company's research and development investments are shown below:

                                                               2002    2001     2000
                                                              ------   -----   ------
                                                                   (IN MILLIONS)
Marine Engine...............................................  $ 61.7   $58.2   $ 60.8
Boat........................................................    22.1    19.7     22.5
Fitness.....................................................    14.4    12.9     13.6
Bowling & Billiards.........................................     4.6     5.1      5.3
                                                              ------   -----   ------
Total.......................................................  $102.8   $95.9   $102.2
                                                              ======   =====   ======

                              NUMBER OF EMPLOYEES

     The approximate number of employees as of March 1, 2003, is shown below by segment:

Marine Engine...............................................   6,400
Boat........................................................   7,400
Fitness.....................................................   1,780
Bowling & Billiards.........................................   5,250
Corporate...................................................     185
                                                              ------
Total.......................................................  21,015
                                                              ======

     As of March 1, 2003, there were approximately 2,200 employees in the Marine Engine segment, 400 employees in the Boat segment, 140 employees in the Fitness segment, and 200 employees in the Bowling & Billiards segment represented by labor unions. The Company believes that it has good relations with these labor unions.

                           ENVIRONMENTAL REQUIREMENTS

     See ITEM 3, LEGAL PROCEEDINGS, for a description of certain environmental proceedings in which the Company is involved.

                             AVAILABLE INFORMATION

     The Company maintains an Internet web site at http://www.brunswick.com that includes links to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports. These reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Shareholders and other interested parties may request email notification of the posting of these documents through the Investor Information section of the Company's web site.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Lake Forest, Illinois. The Company also maintains administrative offices in Chicago, Illinois. The Company has numerous manufacturing plants, distribution warehouses, retail stores, sales offices and test sites located throughout the world. Research and development facilities are decentralized within the Company's operating segments, and most are located at individual manufacturing sites.

     The Company believes its facilities are suitable and adequate for its current needs. The Company believes that all of its properties are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. The Company's manufacturing facilities are operating at approximately 75 percent of current capacity. The Company's headquarters and most of its principal plants are owned by the Company.

     The Company's primary facilities are in the following locations:

     Marine Engine Segment: St. Cloud, Florida; Chicago, Illinois; Acton, Massachusetts; Raleigh, North Carolina; Stillwater and Tulsa, Oklahoma; Fond du Lac, Milwaukee and Oshkosh, Wisconsin; Melbourne, Australia; Petit Rechain, Belgium; Mississauga and Pickering, Ontario, Canada; Saint Cast, France; Juarez, Mexico; Singapore; Skellefthamn, Sweden; and Newton Abbot, United Kingdom. The Chicago, Illinois; Acton, Massachusetts; Raleigh, North Carolina; Pickering, Ontario, Canada; Saint Cast, France; and Skellefthamn, Sweden, facilities are leased. The remaining facilities are owned by the Company.

     Boat Segment: Edgewater, Merritt Island and Palm Coast, Florida; Cumberland and Salisbury, Maryland; Pipestone, Minnesota; New Bern, North Carolina; Bucyrus, Ohio; Roseburg, Oregon; Knoxville and Vonore, Tennessee; Lancaster, Texas; Arlington, Washington; Princeville, Quebec, Canada; Reynosa,

Mexico; and Kidderminster, United Kingdom. All of these facilities are owned by the Company with the exception of the Lancaster, Texas, facility, which is leased.

     Fitness Segment: Paso Robles, California; Franklin Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and 63 Omni Fitness retail stores in the United States. All of the Omni Fitness stores, the Paso Robles, California, facility and a portion of the Franklin Park, Illinois, facility are leased. The remaining facilities are owned by the Company.

     Bowling & Billiards Segment: Lake Forest, Illinois; Muskegon, Michigan; Bristol, Wisconsin; Szekesfehervar, Hungary; and 118 Company-operated bowling recreation centers in the United States, Canada and Europe. Approximately 50 percent of BB&B's bowling centers are leased. The remaining facilities are owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

     On April 18, 2002, the Company, in cooperation with the United States Consumer Products Safety Commission (CPSC), announced a recall of approximately 103,000 bicycles that were sold by the Company's former bicycle division. The bicycles had been equipped with suspension forks that were purchased from a third party supplier. Some of the forks were found to have been defectively manufactured and were involved in approximately 55 reported incidents. The 2002 recall was an expansion of a prior recall involving the suspension forks, and allows consumers who purchased bicycles with an affected fork to return the fork in exchange for $65 or a replacement bicycle. In addition to the costs of administering the recall, the Company anticipates that it will incur additional costs to resolve litigation stemming from the sale of the bike forks, and faces a potential fine from the CPSC based on inadvertent delays in reporting several of the incidents involving the forks. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     On April 22, 2002, a federal court in Seattle lifted a stay in a lawsuit filed against Life Fitness by Precor Incorporated (Precor). The suit, which alleges that certain of Life Fitness' cross trainer exercise machines infringe Precor's Miller '829 patent, was stayed by the court pending re-examination of the patent by the U.S. Patent and Trademark Office (PTO). The PTO issued a modified Miller '829 patent to Precor on March 5, 2002, which led to the lifting of the stay. Trial is scheduled for July 14, 2003. This matter was initiated in January 2000 and seeks monetary damages and injunctive relief. The Company does not believe that its machines infringe the patent, as modified, but is unable to predict the outcome of this matter.

     In a separate lawsuit between the Company and Precor, a federal court in Seattle awarded Precor approximately $230,000 in attorneys' fees on June 14, 2002. The award was reduced from $5.3 million in light of an appellate court ruling in the case. This matter was originally filed in 1994 and sought monetary damages and injunctive relief. The Company believes that this matter has been finally concluded.

     During the fourth quarter of 2002, the Company settled a patent infringement lawsuit filed against it by CCS Fitness, Inc. (CCS). CCS had alleged that a front-drive cross trainer manufactured by Life Fitness infringed a patent held by CCS. This matter was initiated in 1998 and sought monetary damages and injunctive relief. In light of the settlement, the matter was dismissed with prejudice.

     On May 30, 2002, Leiserv, Inc. (Leiserv), a Company subsidiary operated by the Bowling & Billiards segment, was sued in the Circuit Court of St. Louis County, Missouri, for alleged violations of the federal Telephone Consumer Protection Act. The lawsuit was brought as a putative class action seeking monetary damages on behalf of all people and entities within two area codes in the St. Louis area who allegedly received unsolicited faxes from a service provider retained by Leiserv. Because this case remains in the early stages of litigation and raises legal issues that have not yet been fully resolved by the courts, the Company is unable to predict the outcome of this matter.

     On December 3, 2002, the United States Supreme Court reversed an Illinois Supreme Court decision that had been entered in the Company's favor in Sprietsma vs. Mercury Marine, a "propeller guard" case. In its decision, the U.S. Supreme Court rejected one of the defenses the Company had successfully asserted in Sprietsma and other cases based on federal preemption of state law. The case, which was initiated in July 1996 and sought monetary damages, was remanded to the Illinois court for further consideration. The Company believes that it has a number of other valid defenses to the claims asserted in Sprietsma, and does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company has been named in a number of asbestos-related lawsuits, the majority of which involve Vapor Corporation, a former subsidiary which the Company divested in 1990. Virtually all of the asbestos suits against the Company involve numerous other defendants. The claims generally allege that the Company sold products that contained components, such as gaskets, that included asbestos, and seek monetary damages from the Company. Neither the Company nor Vapor is alleged to have manufactured asbestos. The Company's insurers have settled a number of asbestos claims for nominal amounts, while a number of other claims have been dismissed. No suit has yet gone to trial. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In 1999, the United States Tax Court upheld an Internal Revenue Service
(IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. In 2000, the Company appealed the Tax Court ruling to the United States Court of Appeals for the District of Columbia and posted a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the appeal. In late 2001, the Court of Appeals rendered a decision vacating the Tax Court's opinion and remanded the case to the Tax Court for reconsideration. In February 2003, the Tax Court on remand ruled that the Company did not have a non-tax business purpose for forming the two partnerships and that they were therefore not valid for tax purposes. The Company will appeal this decision to the United States Court of Appeals for the District of Columbia. If, on appeal, the Company does not prevail, the Company will owe approximately $135 million, consisting of $60 million in taxes due plus $75 million of interest, net of tax. The Company has previously settled a number of other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would reduce the liability associated with the two partnership investments to approximately $53 million, consisting of $27 million in taxes due and $26 million in interest, net of tax. The Company has established an adequate reserve for this contingency and does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution of this matter. No penalties have been asserted by the IRS to date, and the Company has not provided for any penalties or interest on such penalties.

     The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposal of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company has established reserves based on a range of current cost estimates for all known claims.

     In its Marine Engine segment, the Company will continue to develop engine technologies to reduce engine emissions to comply with present and future emissions requirements. The costs associated with these activities and the introduction of low-emission engines will have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities.

     The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on the Company's competitive position. See NOTE 7, COMMITMENTS AND CONTINGENCIES, in the Notes to Consolidated Financial Statements, for disclosure of the potential cash requirements of environmental proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers are listed in the following table:

             OFFICER                                     PRESENT POSITION                        AGE
             -------                                     ----------------                        ---
George W. Buckley*................  Chairman and Chief Executive Officer                         56
Peter B. Hamilton*................  Vice Chairman and President--Brunswick Bowling & Billiards   56
Victoria J. Reich*................  Senior Vice President and Chief Financial Officer            45
Kathryn J. Chieger................  Vice President--Corporate and Investor Relations             54
Tzau J. Chung*....................  Vice President and President--Brunswick New Technologies     39
William J. Gress*.................  Vice President--Supply Chain Management                      48
Kevin S. Grodzki*.................  Vice President and President--Life Fitness Division          47
Peter G. Leemputte*...............  Vice President and Controller                                45
B. Russell Lockridge*.............  Vice President and Chief Human Resources Officer             53
Patrick C. Mackey*................  Vice President and President--Mercury Marine Group           56
Dustan E. McCoy*..................  Vice President and President--Brunswick Boat Group           53
William L. Metzger................  Vice President and Treasurer                                 42
Clifford M. Sladnick..............  Vice President--Acquisitions                                 46
Marschall I. Smith*...............  Vice President, General Counsel and Secretary                57
Dale B. Tompkins*.................  Vice President--Strategy and Corporate Development           41
Cynthia Trudell *.................  Vice President and President--Sea Ray Division               49
Judith P. Zelisko.................  Vice President--Tax                                          52

*Members of the Operating Committee

     There are no familial relationships among these officers. The term of office of all elected officers expires April 30, 2003. The Group and Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

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

     Kathryn J. Chieger has been Vice President--Corporate and Investor Relations of the Company since 1996.

     Tzau J. Chung has been a Vice President of the Company since 2000 and was named President--Brunswick New Technologies, in February 2002. Prior to that he was Vice President--Strategic Planning of the Company from 2000 to 2002, and was Senior Vice President--Strategy and IT, for the Company's Mercury Marine Group from 1997 to 2000.

     William J. Gress has been Vice President--Supply Chain Management of the Company since 2001. From February 2000 to January 2001, he was Executive Vice President of the Company's Igloo business. Prior to that he was employed by Mercury Marine, where he was Vice President of its MerCruiser Diesel business from 1999 to 2000, Vice President of Business Development from 1998 to 1999, Senior Director of Strategic Sourcing during 1997, and Director of Materials Management from 1993 to 1997. From November 1997 to August 1998, he was Vice President of Supplier Relations for Goss Graphics, Inc., a printing equipment manufacturer.

     Kevin S. Grodzki has been Vice President of the Company and President of its Life Fitness Division since 2000. Prior to that, he was Vice President of Witco Corporation, a specialty chemical company, from 1997 to 2000.

     Peter G. Leemputte has been Vice President and Controller of the Company since 2001. From 1998 to 2000, he was Executive Vice President, Chief Financial and Administrative Officer for Chicago Title Corporation, a national title insurance and real estate related products company. He was Vice President and a partner of Mercer Management Consulting, an international management consulting firm, from 1996 to 1998.

     B. Russell Lockridge has been Vice President and Chief Human Resources Officer of the Company since 1999. From 1996 to 1999, he was Senior Vice President--Human Resources of IMC Global, Inc., a company that produces crop nutrients, animal feed ingredients and salt.

     Patrick C. Mackey has been Vice President of the Company and President of its Mercury Marine Group since 2000. Prior to that, he was Executive Vice President of Witco Corporation, a specialty chemical company, from 1998 to 1999.

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

     William L. Metzger has been Vice President and Treasurer of the Company since 2001. From 2000 to 2001, he was Assistant Vice President--Corporate Finance. From 1996 to 2000, he was Director--Corporate Accounting.

     Clifford M. Sladnick has been Vice President--Acquisitions of the Company since 2001. He joined the Company in 2000 as Assistant General Counsel. From 1990 to 1999, he was Senior Vice President, General Counsel and Corporate Secretary of St. Paul Bancorp, Inc.

     Marschall I. Smith has been Vice President, General Counsel and Secretary of the Company since 2001. He joined Brunswick from Digitas Inc., a leading e-commerce integrator. Prior to that assignment, he spent five years as Senior Vice President and General Counsel of IMC Global Inc.

     Dale B. Tompkins was named Vice President--Strategy and Corporate Development in January 2003. He joined the Company in 2000 as Vice President--Strategy and Business Development for the Mercury Marine Group. Previously, he was employed by Giddings & Lewis LLC, where he was Vice President--Planning and Development from 1999 to 2000, and Director--Strategic Planning from 1997 to 1999.

     Cynthia Trudell has been Vice President and President--Sea Ray Division since 2001. Prior to joining Brunswick, she held a number of positions with various divisions of General Motors, including Chairman and President--Saturn Corporation from 1999 to 2001, and President--IBC Vehicles, from 1996 to 1999.

     Judith P. Zelisko has been Vice President--Tax of the Company since 1998. She was Staff Vice President--Tax from 1996 to 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the New York, Chicago, Pacific and London Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in NOTE 21, QUARTERLY DATA, in the Notes to Consolidated Financial Statements. As of March 3, 2003, there were approximately 16,580 shareholders of record of the Company's common stock.

     The Company announced in 2001 that, beginning in 2002, it would convert to an annual dividend rather than pay dividends quarterly to reduce administrative costs. Future dividends, declared at the discretion of the Board of Directors, will be paid in December.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial data presented below as of and for the years ended December 31, 2002, 2001 and 2000, have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS, including the MATTERS AFFECTING COMPARABILITY section, contained elsewhere within this Annual Report on Form 10-K. The selected historical financial data presented below as of and for the years ended December 31, 1999, 1998 and 1997, have been derived from the consolidated financial statements of the Company that are not included herein. The financial data presented below have been restated to present the discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

                                              2002(1)    2001(2)      2000       1999       1998     1997(3)
                                              --------   --------   --------   --------   --------   --------
                                                  (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS DATA
Net sales...................................  $3,711.9   $3,370.8   $3,811.9   $3,541.3   $3,234.9   $2,993.6
                                              --------   --------   --------   --------   --------   --------
Unusual charges.............................  $     --   $     --   $   55.1   $  116.0   $   50.8   $   79.5
                                              --------   --------   --------   --------   --------   --------
Operating earnings..........................  $  196.6   $  191.1   $  397.1   $  274.6   $  301.8   $  208.1
                                              --------   --------   --------   --------   --------   --------
Earnings before income taxes................  $  161.6   $  132.2   $  323.3   $  219.3   $  245.3   $  173.8
                                              --------   --------   --------   --------   --------   --------
Earnings from continuing operations.........  $  103.5   $   84.7   $  202.2   $  143.1   $  154.4   $  111.3
Discontinued operations:
  Earnings (loss) from discontinued
    operations, net of tax..................        --         --      (68.4)    (105.2)      31.9       39.9
  Loss from disposal of discontinued
    operations, net of tax..................        --         --     (229.6)        --         --         --
Cumulative effect of change in accounting
  principles, net of tax....................     (25.1)      (2.9)        --         --         --       (0.7)
                                              --------   --------   --------   --------   --------   --------
Net earnings (loss).........................  $   78.4   $   81.8   $  (95.8)  $   37.9   $  186.3   $  150.5
                                              ========   ========   ========   ========   ========   ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations.........  $   1.15   $   0.96   $   2.28       1.56   $   1.57   $   1.12
DISCONTINUED OPERATIONS:
  Earnings (loss) from discontinued
    operations, net of tax..................        --         --      (0.77)     (1.14)      0.32       0.40
  Loss from disposal of discontinued
    operations, net of tax..................        --         --      (2.59)        --         --         --
Cumulative effect of change in accounting
  principles, net of tax....................     (0.28)     (0.03)        --         --         --      (0.01)
                                              --------   --------   --------   --------   --------   --------
Net earnings (loss).........................  $   0.87   $   0.93   $  (1.08)  $   0.41   $   1.90   $   1.52
                                              ========   ========   ========   ========   ========   ========
Average shares used for computation of basic
  earnings per share........................      90.0       87.8       88.7       92.0       98.3       99.2

                                              2002(1)    2001(2)      2000       1999       1998     1997(3)
                                              --------   --------   --------   --------   --------   --------
                                                  (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations.........  $   1.14   $   0.96   $   2.28   $   1.55   $   1.56   $   1.11
Discontinued operations:
  Earnings (loss) from discontinued
    operations, net of tax..................        --         --      (0.77)     (1.14)      0.32       0.40
  Loss from disposal of discontinued
    operations, net of tax..................        --         --      (2.59)        --         --         --
Cumulative effect of change in accounting
  principles, net of tax....................     (0.28)     (0.03)        --         --         --      (0.01)
                                              --------   --------   --------   --------   --------   --------
Net earnings (loss).........................  $   0.86   $   0.93   $  (1.08)  $   0.41   $   1.88   $   1.50
                                              ========   ========   ========   ========   ========   ========
Average shares used for computation of
  diluted earnings per share................      90.7       88.1       88.7       92.6       99.0      100.3

---------------

(1) Refer to NOTE 1, SIGNIFICANT ACCOUNTING POLICIES, in the Notes to Consolidated Financial Statements for a discussion on Goodwill and Other Intangibles.

(2) Refer to NOTE 1, SIGNIFICANT ACCOUNTING POLICIES, in the Notes to Consolidated Financial Statements for a discussion on Derivatives.

(3) In 1997, the Company adopted the provisions of Emerging Issues Task Force No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Re-engineering and Information Technology Transformation." This resulted in a one-time charge for the cumulative effect of a change in accounting principle totaling $0.7 million after-tax, ($1.1 million pre-tax).

                                                2002       2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------   --------
                                                  (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Assets of continuing operations.............  $3,407.1   $3,157.5   $3,094.3   $2,685.3   $2,501.2   $2,445.8
                                              ========   ========   ========   ========   ========   ========
Debt
  Short-term................................  $   28.9   $   40.0   $  172.7   $  107.7   $  170.1   $  109.3
  Long-term.................................     589.5      600.2      601.8      622.5      635.4      645.5
                                              --------   --------   --------   --------   --------   --------
Total debt..................................     618.4      640.2      774.5      730.2      805.5      754.8
Common shareholders' equity.................   1,101.8    1,110.9    1,067.1    1,300.2    1,311.3    1,315.0
                                              --------   --------   --------   --------   --------   --------
Total capitalization........................  $1,720.2   $1,751.1   $1,841.6   $2,030.4   $2,116.8   $2,069.8
                                              ========   ========   ========   ========   ========   ========
CASH FLOW DATA
Net cash provided by operating activities of
  continuing operations.....................  $  413.0   $  299.3   $  251.0   $  250.4   $  387.4   $   84.8
Depreciation and amortization...............     148.4      160.4      148.8      141.4      135.6      132.6
Capital expenditures........................     112.6      111.4      156.0      166.8      164.6      167.3
Acquisitions of businesses..................      21.2      134.4         --        4.2       32.8      331.1
Stock repurchases...........................        --         --       87.1       18.3      159.9        8.4
Cash dividends paid.........................      45.1       43.8       44.3       45.9       49.0       49.6
OTHER DATA
Dividends declared per share................  $   0.50   $   0.50   $   0.50   $   0.50   $   0.50   $   0.50
Book value per share........................     12.15      12.61      12.22      14.16      14.27      13.22
Return on beginning shareholders' equity....       7.0%       7.7%      (7.4)%      2.9%      14.2%      12.6%
Effective tax rate..........................      36.0%      36.0%      37.5%      34.7%      37.1%      36.0%
Debt-to-capitalization rate.................      35.9%      36.6%      42.1%      36.0%      38.1%      36.5%
Number of employees.........................    21,015     20,700     23,200     23,100     21,800     21,100
Number of shareholders of record............    16,605     13,200     13,800     14,500     15,600     16,200
COMMON STOCK PRICE (NYSE)
  High......................................  $  30.01   $  25.01   $  22.13   $  30.00   $  35.69   $  36.50
  Low.......................................     18.30      14.03      14.75      18.06      12.00      23.63
  Close (last trading day)..................     19.86      21.76      16.44      22.25      24.75      30.31

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

OVERVIEW

  GENERAL

     Brunswick Corporation (the Company) is a manufacturer and marketer of leading consumer brands including Mercury and Mariner outboard engines; Mercury MerCruiser sterndrive and inboard engines; Sea Ray, Bayliner, Maxum, Meridian, and Sealine pleasure boats; Hatteras luxury sportfishing convertibles and motoryachts; Baja high-performance boats; Boston Whaler and Trophy offshore fishing boats; Princecraft fishing, deck and pontoon boats; MotorGuide trolling motors; Mercury Precision Parts; Quicksilver and Swivl-Eze marine-related components and accessories; Integrated Dealer Systems, dealer management systems; MotoTron engine control systems; Northstar marine navigation systems; Life Fitness, Hammer Strength and ParaBody fitness equipment; Brunswick bowling products, including capital equipment, parts and supplies; and Brunswick billiards tables and accessories. The Company also owns and operates Brunswick bowling centers across the United States and internationally, and Omni Fitness, a chain of specialty fitness retail stores.

     The Company's strategy is to achieve growth by developing innovative products, identifying and deploying leading-edge technologies, pursuing aggressive marketing and brand-building activities, enhancing its distribution channels, seizing international opportunities and leveraging core competencies. Further, the Company focuses on enhancing its operating margins through effective cost management and investments in technology. The Company's objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

     During the fourth quarter of 2002, the Company re-evaluated the composition of its reportable segments to account for the anticipated divergence in the future growth trends and economic characteristics of the operating units within what was formerly known as the Recreation segment. The Company determined that its reportable segments are Marine Engine, Boat, Fitness and Bowling & Billiards. The segment information for all periods presented has been reclassified for consistent presentation.

     Sales in 2002 increased 10.1 percent to $3,711.9 million primarily due to additional growth in the marine engine and exercise equipment businesses and the incremental sales associated with the acquisitions of boat companies completed in 2001. Operating earnings increased 2.9 percent to $196.6 million, primarily attributable to the increase in product sales, the incremental sales associated with the acquisitions completed in 2001 and cost reduction improvements partially offset by higher variable compensation and pension costs. See the MATTERS AFFECTING COMPARABILITY section below.

     MATTERS AFFECTING COMPARABILITY

     The Company's operating results for 2002 include the operating results of Teignbridge Propellers, Ltd. (Teignbridge), a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels; Monolith Corporation/Integrated Dealer Systems (IDS), a developer of dealer management systems for dealers of marine products and recreational vehicles; and Northstar Technologies, Inc. (Northstar), a supplier of premium marine navigation electronics, from the acquisition dates of February 10, 2002, October 1, 2002, and December 16, 2002, respectively.

     The Company's operating results for 2001 include the operating results of Omni Fitness Equipment Inc. (Omni Fitness), a domestic retailer of fitness equipment; Princecraft Boats Inc. (Princecraft), a manufacturer of deck and pontoon boats; Sealine International (Sealine), a leading manufacturer of luxury sport cruisers and motoryachts; and Hatteras Yachts, Inc. (Hatteras), a leading manufacturer of luxury sportfishing convertibles and motoryachts, from the acquisition dates of February 28, 2001, March 7, 2001, July 3, 2001, and November 30, 2001, respectively.

     Net earnings per diluted share totaled $0.86 in 2002 compared with net earnings per diluted share of $0.93 in 2001 and a net loss per diluted share of $1.08 in 2000. Comparisons of net earnings per diluted share are affected by changes in accounting principles, unusual charges and discontinued operations, which are listed below. The effect of these items on diluted earnings per share is as follows:

                                                              2002    2001     2000
                                                              -----   -----   ------
Net earnings (loss) per diluted share -- as reported........  $0.86   $0.93   $(1.08)
Unusual charges.............................................     --      --     0.45
Loss from discontinued operations...........................     --      --     0.77
Loss from disposal of discontinued operations...............     --      --     2.59
Goodwill and indefinite-lived intangible amortization.......     --    0.12     0.11
Cumulative effect of change in accounting principle.........   0.28    0.03       --
                                                              -----   -----   ------
Net earnings per diluted share from continuing
  operations -- as adjusted.................................  $1.14   $1.08   $ 2.84
                                                              =====   =====   ======

     There are a number of matters that affect the comparability of results between 2002, 2001 and 2000. These matters include:

     - Change in Accounting Principle: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and certain other intangible assets deemed to have indefinite useful lives are no longer amortized but are reviewed annually for impairment. SFAS No. 142 does not require retroactive restatement for all periods presented; however, it does require the disclosure of prior year effects adjusted for the elimination of amortization of goodwill and indefinite-lived intangible assets. The effect on diluted earnings per share for the elimination of amortization of goodwill and indefinite-live intangible assets would have been $0.12 and $0.11 per diluted share for 2001 and 2000, respectively. In connection with the adoptions of SFAS No. 142, the Company completed its impairment testing and recorded the cumulative effect of the change in accounting principle as a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax or $0.28 per diluted share) to reduce its carrying amount of goodwill. Refer to NOTE 1, SIGNIFICANT ACCOUNTING POLICIES, in the Notes to Consolidated Financial Statements.

       Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their fair values. As a result of the adoption of this standard in 2001, the Company recorded a $4.7 million loss ($2.9 million after-tax or $0.03 per diluted share) as a cumulative effect of a change in accounting principle, primarily resulting from interest rate swaps. Refer to NOTE 8, FINANCIAL INSTRUMENTS, in the Notes to Consolidated Financial Statements.

     - Unusual Charges: In 2000, the Company recorded a $55.1 million charge to operating earnings ($40.0 million after-tax or $0.45 per diluted share) to increase environmental reserves related to the cleanup of contamination from a former manufacturing facility and to account for the write-down of investments in certain Internet-related businesses. Refer to NOTE 4, UNUSUAL CHARGES, in the Notes to Consolidated Financial Statements.

     - Discontinued Operations: During 2000, the Company announced its intention to divest the businesses that comprised the former outdoor recreation segment. In 2000, losses from the disposition of the businesses, which were based on estimates, totaled $229.6 million after-tax, or $2.59 per diluted share. The discontinued operations generated after-tax losses of $68.4 million in 2000, or $0.77 per diluted share. See the DISCONTINUED OPERATIONS section for a more detailed discussion of the operations that were discontinued in 2000.

RESULTS OF OPERATIONS

     CONSOLIDATED

     The following table sets forth certain ratios and relationships calculated from the consolidated statements of income:

                                                                  2002             2001             2000
                                                              ------------     ------------     ------------
                                                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales...................................................    $3,711.9         $3,370.8         $3,811.9
Percentage increase (decrease)..............................        10.1%           (11.6)%            7.6%
Operating earnings..........................................    $  196.6         $  191.1         $  397.1
Earnings from continuing operations.........................    $  103.5         $   84.7         $  202.2
Loss from discontinued operations, net of tax...............          --               --            (68.4)
Loss from disposal of discontinued operations, net of tax...          --               --           (229.6)
Cumulative effect of change in accounting principle, net of
  tax.......................................................       (25.1)            (2.9)              --
                                                                --------         --------         --------
Net earnings (loss).........................................    $   78.4         $   81.8         $  (95.8)
                                                                ========         ========         ========
Diluted earnings per share from continuing operations.......    $   1.14         $   0.96         $   2.28
Diluted loss per share from discontinued operations.........          --               --            (0.77)
Diluted loss per share from disposal of discontinued
  operations................................................          --               --            (2.59)
Cumulative effect of change in accounting principle.........       (0.28)           (0.03)              --
                                                                --------         --------         --------
Diluted earnings (loss) per share...........................    $   0.86         $   0.93         $  (1.08)
                                                                ========         ========         ========
EXPRESSED AS A PERCENTAGE OF NET SALES:
Gross margin................................................        23.2%            23.2%            28.6%
Selling, general and administrative expense.................        15.1%            14.7%            14.0%
Operating margin............................................         5.3%             5.7%            10.4%

     Results for 2000 include a $55.1 million pre-tax unusual charge to operating earnings ($40.0 million after-tax or $0.45 per diluted share) to increase environmental reserves related to the cleanup of contamination from a former manufacturing facility and to account for the write-down of investments in certain Internet-related businesses. Excluding these items, the amounts are as follows:

                                                               2002       2001       2000
                                                              ------     ------     ------
                                                                 (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER SHARE DATA)
Operating earnings..........................................  $196.6     $191.1     $452.2
Operating margin............................................     5.3%       5.7%      11.9%
Earnings from continuing operations.........................  $103.5     $ 84.7     $242.2
Diluted earnings per share from continuing operations.......  $ 1.14     $ 0.96     $ 2.73

     In 2002, net sales increased $341.1 million to $3,711.9 million when compared with 2001. Excluding acquisitions completed in 2002 and 2001, sales increased 4.4 percent in 2002. The sales increase, excluding acquisitions, was mainly attributable to an increase in sales in the Marine Engine, Fitness and Bowling & Billiards segments partially offset by a decline in sales in the Boat segment. Marine Engine segment sales increased due to higher domestic outboard and sterndrive engine sales, improved pricing, and higher revenues from international markets due in part to favorable currency trends. Fitness segment sales increased primarily due to higher sales of consumer and commercial fitness equipment in domestic and international markets. Bowling & Billiards segment sales increased due to higher volumes of consumer products and after-market parts and supplies. Boat segment sales, excluding acquisitions, decreased due to lower sales of larger cruisers and yachts.

     International sales increased $145.5 million to $1,004.7 million in 2002 compared with $859.2 million in 2001. The increase in sales was experienced across all reportable segments. Sales in Europe increased

$104.1 million, or 23.2 percent, to $552.1 million, primarily due to the incremental sales associated with the Sealine acquisition, the benefit of a weakening dollar that resulted in favorable currency trends in the Marine Engine and Fitness segments and increased sales of commercial fitness equipment. Marine engine product sales comprised the largest share of international sales in 2002 and 2001.

     In 2001, net sales of $3,370.8 million declined $441.1 million, or 11.6 percent, from 2000. Excluding the boat acquisitions completed in 2001, sales decreased 14.1 percent for the year-over-year comparison. The reduction in sales, excluding acquisitions, was experienced across all reportable segments but was mainly attributed to lower sales in the Boat and Marine Engine segments. Throughout 2001, weakened market conditions adversely affected domestic marine sales, particularly small boats and engines. Fitness segment sales benefited from growth in the fitness equipment business internationally, but was partially offset by lower sales of consumer and commercial fitness equipment in the United States. The Bowling & Billiards segment sales were affected by the decrease in the sales of bowling capital equipment due to the economic recession.

     International sales increased $20.8 million to $859.2 million in 2001 compared with $838.4 million in 2000. Sales in Europe increased $15.9 million, or 3.7 percent, to $448.0 million in 2001, reflecting stronger sales of marine engine products and fitness equipment, which were partially offset by reduced sales of boats and bowling capital equipment. Unfavorable currency trends also adversely affected international revenue comparisons. Marine engine product sales comprised the largest share of international sales in 2001 and 2000.

     Gross margin percentage of 23.2 percent in 2002 was unchanged from 2001. In 2002, gross margin percentages were affected by favorable pricing, cost reductions and favorable currency trends, offset by a shift to lower-margin products in the Marine Engine and Boat segments and an increase in variable compensation and pension costs.

     The Company's gross margin percentage decreased 540 basis points to 23.2 percent in 2001 from 28.6 percent in 2000, principally due to the impact of lower production rates, plant closures and extended shutdowns. Production rates were cut to bring production in line with demand and reduce the Company's inventory levels. Gross margins also declined as a result of a shift in sales mix in the marine businesses toward international markets and lower-margin products, as well as unfavorable currency trends.

     Selling, general and administrative (SG&A) expenses, as a percentage of net sales, increased 40 basis points to 15.1 percent in 2002 compared with 14.7 percent in 2001. Excluding acquisitions completed in 2002 and 2001, SG&A expenses as a percentage of net sales were 15.2 percent and 14.7 percent in 2002 and 2001, respectively. The 50 basis point increase in SG&A expenses compared with 2001 is a result of higher variable compensation, pension and insurance costs.

     SG&A expenses, as a percentage of net sales, increased 70 basis points to
14.7 percent in 2001 compared with 14.0 percent in 2000. SG&A expenses increased due to the Company's overall reduction in sales, offset by cost-containment efforts, including workforce reductions, hiring and wage freezes, and reductions in performance-based compensation, as well as a $10.6 million gain on the sale of a testing facility.

     Operating earnings in 2002 totaled $196.6 million versus $191.1 million in 2001 and $397.1 million in 2000. Operating earnings in 2000 included the previously mentioned $55.1 million pre-tax unusual charge. Excluding this charge, operating earnings were $452.2 million in 2000. Operating margins, excluding unusual charges, were 5.3 percent in 2002, 5.7 percent in 2001 and
11.9 percent in 2000. The decline in operating margins between 2002 and 2001 was mainly due to higher SG&A expenses, as a percentage of net sales, partially offset by increased leverage from higher product sales and the elimination of amortization of goodwill and indefinite-lived intangible assets as a result of the adoption of SFAS No. 142.

     Interest expense was $43.3 million in 2002, $52.9 million in 2001 and $67.6 million in 2000. The decrease in 2002 and 2001 was primarily attributable to a decline in the average outstanding debt levels and a lower interest rate environment. The weighted-average interest rate on short-term borrowings was
2.45 percent in 2002, 4.76 percent in 2001 and 6.58 percent in 2000.

     Other income totaled $8.3 million in 2002 compared with other expense of $6.0 million and $6.2 million in 2001 and 2000, respectively. The increase in other income in 2002 compared with other expense in 2001 is due to improved results from joint venture investments and favorable currency adjustments from a weakening U.S. dollar. Contributing to the other expenses in 2001 and 2000 were joint venture losses, the write-down of certain investments, unfavorable currency adjustments and start-up costs incurred in 2000 in connection with an equity investment.

     The Company's effective tax rate was 36.0 percent in 2002, 36.0 percent in 2001 and 37.5 percent in 2000. Excluding the 2000 unusual charge, the effective tax rate was 36.0 percent in all three years.

     Average common shares outstanding used to calculate diluted earnings per share were 90.7 million, 88.1 million and 88.7 million in 2002, 2001 and 2000, respectively. The increase in average shares outstanding in 2002 was due primarily to the effects of stock options exercised, as well as an increase in common stock equivalents related to unexercised employee stock options driven by an increase in the Company's average stock price. The decrease in average shares outstanding in 2001 compared to 2000 was primarily due to the share repurchase program that was principally completed in the first half of 2000. See the CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES section below for additional discussion of share repurchase program activity.

     MARINE ENGINE SEGMENT

     The following table sets forth Marine Engine segment results:

                                                                2002         2001         2000
                                                              --------     --------     --------
                                                                    (DOLLARS IN MILLIONS)
Net sales...................................................  $1,705.2     $1,561.6     $1,759.9
Percentage increase (decrease)..............................       9.2%       (11.3)%
Operating earnings..........................................  $  170.9     $  173.0     $  276.0
Percentage decrease.........................................      (1.2)%      (37.3)%
Operating margin............................................      10.0%        11.1%        15.7%
Capital expenditures........................................  $   44.8     $   48.8     $   63.8

     Marine Engine segment sales increased $143.6 million, or 9.2 percent, to $1,705.2 million in 2002, compared with 2001. The increase in sales was primarily due to an increase in unit shipments of sterndrive and outboard engines in the domestic market. These higher shipments in 2002 were largely due to a change in the rate at which dealers and boatbuilders adjusted their engine inventories, rather than higher retail sales. In 2001, dealers and boatbuilders significantly reduced their wholesale purchases to lower their inventory levels. Reductions in dealer and boatbuilder inventories during 2002 occurred at a much lower rate. Improved pricing in the domestic market, increased parts and accessories sales, and an increase in international sales, due in part to favorable currency trends from a weakening U.S. dollar, also helped drive sales growth in the Marine Engine segment in 2002.

     Operating earnings for the segment decreased $2.1 million, or 1.2 percent, to $170.9 million in 2002, compared with 2001. Operating margins as a percentage of sales fell 110 basis points to 10.0 percent when compared with 2001. The decline in operating earnings and margins in 2002 was primarily due to higher variable compensation, pension and insurance costs, and a change in the mix of product sold toward low-emission two-stroke and four-stroke outboard engines, which carry lower profit margins. Increased SG&A expenses associated with the formation and operation of Brunswick New Technologies, which is included in the Marine Engine segment, also reduced operating earnings. Items partially offsetting these unfavorable trends include the increase in sales in 2002, improved pricing and favorable currency trends from a weakening U.S. dollar.

     Marine Engine segment sales declined 11.3 percent to $1,561.6 million in 2001 compared with 2000, primarily due to weak U.S. market conditions, especially for small boats. Domestic retail sales of sterndrive and outboard engines declined compared with the prior year due to a weakening economy. As discussed above, efforts by dealers and boatbuilders to reduce their inventory levels in 2001 also contributed to the decline in wholesale shipments. International sales were up 13.3 percent for the year, despite adverse currency fluctuations, reflecting more favorable economic conditions than in the domestic market and increased market share, due in part to the bankruptcy of a competitor.

     In 2001, operating earnings for the segment decreased to $173.0 million from $276.0 million, and operating margins fell 460 basis points to 11.1 percent, compared with 2000. Lower shipments combined with the lower absorption of fixed costs from reduced production rates and extended plant shutdowns were the primary driver for this decline in operating earnings. An unfavorable shift in sales mix from higher-margin sterndrive engines to lower-margin outboard engines, along with an increase in lower margin international sales, also accounted for some of the margin pressure. Benefits from cost-containment efforts, including reductions in performance based incentives and a reduction in salaried headcount, partially mitigated these factors.

     BOAT SEGMENT

     The following table sets forth Boat segment results:

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN MILLIONS)
Net sales...................................................  $1,405.3   $1,251.3   $1,574.3
Percentage increase (decrease)..............................      12.3%     (20.5)%
Operating earnings..........................................  $   19.0   $   18.1   $  148.2
Percentage increase (decrease)..............................       5.0%     (87.8)%
Operating margin............................................       1.4%       1.4%       9.4%
Capital expenditures........................................  $   41.0   $   35.5   $   57.4

     Sales in the Boat segment increased $154.0 million, or 12.3 percent, to $1,405.3 million in 2002 compared with 2001. The increase in sales was primarily due to a full year of sales from the acquisitions of Princecraft, Sealine and Hatteras, which were completed in 2001. Excluding these acquisitions, sales declined 2.0 percent. This sales decline was driven by weak retail demand, most notably for larger cruisers and yachts. In addition, boat dealers continued to lower their inventories, further reducing wholesale demand for the Boat segment's products.

     Boat segment operating earnings increased $0.9 million to $19.0 million compared with 2001. Earnings contributions from acquisitions completed in 2001 and a reduction in operating losses from the Boat segment's US Marine division, discussed below, were largely offset by the reduction in sales of larger cruisers and yachts in 2002. Operating margins in 2002 were adversely affected by the mix shift toward smaller boats, which carry lower margins.

     In 2001, Boat segment sales totaled $1,251.3 million, a decrease of 20.5 percent from 2000. Excluding the acquisition of Princecraft, Sealine and Hatteras, sales declined 24.3 percent. Significantly reduced retail demand for smaller boats was a leading cause of the decline, although demand for larger cruisers and yachts also weakened in the second half of the year. As retail sales of boats weakened, dealers started to lower their own inventories, further reducing wholesale demand.

     Boat segment operating earnings totaled $18.1 million in 2001, declining $130.1 million from the prior year. Operating margins also declined, falling 800 basis points to 1.4 percent in 2001. The decline in operating earnings was primarily attributable to reduced sales and the operating losses experienced at the Company's US Marine division. Reduced absorption of fixed costs due to lower production and temporary shutdowns at the boat plants also impacted operating earnings. A portion of the operating earnings decline was offset by efforts to enhance operating effectiveness, as well as reduced costs and decreased headcount.

     The overall performance of the Boat Segment was adversely affected in both 2002 and 2001 by operations at the Company's US Marine division, which manufactures Bayliner, Maxum and Meridian pleasure boats and Trophy offshore fishing boats. Operating losses for the division were $29.0 million and $37.3 million for the years ended 2002 and 2001, respectively, compared with operating earnings of $38.0 million in 2000. In 2002 and 2001, losses at US Marine were primarily due to sales reductions, operating inefficiencies associated with shifting boat production from five facilities closed throughout 2001 to remaining manufacturing plants, the launch of the Meridian yacht brand, and the start up of a new plant in Mexico to manufacture small boats. The decrease in the operating loss for 2002 is due to reduced discounting and higher sales.

     FITNESS SEGMENT

     The following table sets forth Fitness segment results:

                                                               2002       2001       2000
                                                              ------     ------     ------
                                                                 (DOLLARS IN MILLIONS)
Net sales...................................................  $456.7     $397.7     $348.3
Percentage increase.........................................    14.8%      14.2%
Operating earnings..........................................  $ 44.9     $ 28.4     $ 31.2
Percentage increase (decrease)..............................    58.1%      (9.0)%
Operating margin............................................     9.8%       7.1%       9.0%
Capital expenditures........................................  $  9.4     $  9.9     $ 13.3

     In 2002, Fitness segment sales increased 14.8 percent to $456.7 million compared with 2001. Domestic sales increased 18.3 percent in 2002 compared with 2001. This increase was primarily due to increased commercial sales to health club chains, governmental agencies and the military, as well as increased sales of consumer products. International sales increased 9.8 percent in 2002 compared with 2001, driven by higher commercial fitness equipment sales into Europe and the benefit of favorable currency trends from a weakening U.S. dollar. Both domestic and international business benefited from share gains attributable in part to the success of new product launches in treadmills, cross trainers, and stationary bikes.

     Fitness segment operating earnings increased 58.1 percent to $44.9 million in 2002 relative to 2001, and operating margins increased 270 basis points to
9.8 percent. Operating earnings increased primarily due to the impact of higher sales and the elimination of amortization of goodwill and indefinite-lived intangible assets as a result of the adoption of SFAS No. 142, partially offset by higher variable compensation expenses.

     In 2001, Fitness segment sales increased 14.2 percent to $397.7 million compared with 2000. Domestic sales increased 8.8 percent in 2001 compared with 2000, primarily due to the acquisition of Omni Fitness, a specialty fitness equipment retailer. Excluding the acquisition of Omni Fitness, domestic sales decreased 7.6 percent. This decrease was a result of reduced sales of consumer and commercial products as health club chains delayed expansion and upgrade projects due to the weakening economy. International sales increased 23.2 percent in 2001 compared with 2000. This increase related primarily to improved sales of commercial and consumer products despite adverse currency fluctuations.

     The Fitness segment reported operating earnings of $28.4 million in 2001 compared with $31.2 million in 2000. Operating margins declined 190 basis points to 7.1 percent in 2001. The reduction in operating earnings reflected the lower absorption of fixed costs that resulted from temporary plant shutdowns necessary to adjust production rates. Increased distribution expenses, higher warranty costs and adverse foreign currency trends also contributed to lower operating earnings, but these factors were partially mitigated by other cost-containment efforts. In addition, Omni Fitness, whose results are included after the acquisition on February 28, 2001, reported a slight operating loss for the year.

     BOWLING & BILLIARDS SEGMENT

     The following table sets forth Bowling & Billiards segment results:

                                                               2002       2001       2000
                                                              ------     ------     ------
                                                                 (DOLLARS IN MILLIONS)
Net sales...................................................  $377.7     $368.1     $422.4
Percentage increase (decrease)..............................     2.6%     (12.9)%
Operating earnings..........................................  $ 21.4     $  7.3     $ 41.9
Percentage increase (decrease)..............................   193.2%     (82.6)%
Operating margin............................................     5.7%       2.0%       9.9%
Capital expenditures........................................  $ 15.7     $ 15.8     $ 18.5

     In 2002, Bowling & Billiards segment sales increased 2.6 percent to $377.7 million compared with 2001. Sales of bowling products increased 3.5 percent in 2002 due to improved volumes in consumer products and after-market parts and supplies, and favorable pricing associated with capital equipment. Sales of billiards tables and accessories increased 8.9 percent in 2002 largely due to market share gains. Sales at bowling retail centers were essentially flat between 2002 and 2001.

     Operating earnings for the Bowling & Billiards segment increased $14.1 million in 2002 to $21.4 million, and operating margins increased 370 basis points to 5.7 percent. The increase in operating earnings primarily related to the segment's bowling products business. Key drivers included significant efforts to reduce costs through global sourcing initiatives, and headcount and other expense reductions, as well as reduced bad debt expense from the level seen in 2001.

     In 2001, Bowling & Billiards segment sales decreased 12.9 percent to $368.1 million compared with 2000. Retail bowling center results were flat between 2001 and 2000. Billiards sales were modestly higher comparing 2001 with 2000. Bowling product sales, including capital equipment, balls, supplies and other accessories, declined due to a reduction in demand as bowling center proprietors deferred investments in new lane packages and upgrades of existing facilities as a result of the recession in both domestic and international markets. Sales of bowling equipment were also down as a result of supply chain efforts to reduce wholesale inventories.

     The Bowling & Billiards segment reported operating earnings of $7.3 million in 2001 compared with $41.9 million in 2000. Operating margins declined 790 basis points to 2.0 percent for 2001. Operating earnings declined in 2001 compared with 2000 due to the decline in sales volume, lower absorption of fixed costs due to lower production, increased bad debt expenses associated with the weakened international economy, and severance expenses from a workforce reduction, as well as reduced gains related to the divestiture of certain retail bowling centers.

     DISCONTINUED OPERATIONS

     During 2000, the Company announced its intention to divest the following businesses that comprised its former outdoor recreation segment: fishing, camping, bicycle, cooler, hunting sports accessories and marine accessories. These businesses have been accounted for as discontinued operations and the consolidated financial statements for all periods have been restated to present these businesses as discontinued operations in accordance with APB Opinion No. 30.

     The Company substantially completed the disposal of its discontinued operations as of December 31, 2001. The sale of the hunting sports accessories, cooler and North American fishing businesses was completed in 2001, and the sale of the bicycle and camping businesses was completed in 2000. Cash generated from these dispositions, including cash proceeds, net of costs to sell, cash required to fund operations through disposition and related tax benefits realized in connection with the divestitures, was approximately $275 million after-tax through December 31, 2001. On December 31, 2002, the Company decided to retain its marine accessories businesses after efforts to sell these operations proved unsuccessful. The financial results of these businesses, operating under the brand names MotorGuide, Pinpoint and Swivl-Eze, were not material to the Company's consolidated financial statements.

     Discontinued operations experienced losses of $68.4 million in 2000. Losses from discontinued operations included the results of operations from the cooler, hunting sports accessories and marine accessories businesses through September 30, 2000, and from the fishing, camping and bicycle businesses through June 30, 2000. Losses relating to these businesses subsequent to these dates were estimated and provided for in the loss on the disposition of these businesses.

     The 2000 loss from discontinued operations of $68.4 million included the write-off of goodwill and other long-term assets related to the camping business ($76.0 million pre-tax, $50.0 million after-tax) that was recorded in the second quarter of 2000. The write-off was necessary as the Company determined that additional actions would not improve operating performance to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, consisting primarily of severance in the fishing and camping businesses, necessitated by a change in business conditions and the decision to outsource the manufacture of fishing reels that were previously produced in-house.

     The loss from disposal recorded in 2000 totaled $305.3 million pre-tax and $229.6 million after-tax. The losses associated with the disposition of these businesses were based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses from the date the decision was made to dispose of the businesses through the actual disposition date. The tax benefits associated with the disposal reflect the non-deductibility of losses on the sale of the cooler business.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth an analysis of cash flow for the years ended December 31, 2002, 2001 and 2000 (in millions):

                                                               2002      2001      2000
                                                              -------   -------   -------
EBITDA*.....................................................  $ 353.3   $ 345.5   $ 594.8
Changes in working capital..................................     90.8     (10.9)   (163.2)
Interest expense............................................    (43.3)    (52.9)    (67.6)
Tax receipts (payments).....................................      6.2      26.6     (55.2)
Other.......................................................      6.0      (9.0)    (57.8)
                                                              -------   -------   -------
     Cash provided by operating activities of continuing
       operations...........................................    413.0     299.3     251.0
     Cash used for investing activities of continuing
       operations**.........................................   (108.5)    (85.9)   (188.1)
                                                              -------   -------   -------
     Free cash flow ***.....................................  $ 304.5   $ 213.4   $  62.9
                                                              =======   =======   =======
  Cash flow from discontinued operations (pretax)...........  $    --   $ 107.4   $  45.3
                                                              =======   =======   =======

  * EBITDA is defined as net earnings, adjusted for the effect of changes in accounting principles, unusual charges and discontinued operations (as previously described), and before interest, taxes, depreciation and amortization. EBITDA is presented to assist in the analysis of cash from operations. However, it is not intended as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles.

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

     Net cash provided by operating activities of continuing operations totaled $413.0 million in 2002 compared with $299.3 million in 2001 and $251.0 million in 2000. The $113.7 million increase in net cash provided by operating activities of continuing operations in 2002 versus the prior year was generated principally from a decrease in working capital. Cash provided from operating activities included changes in working capital that generated cash of $90.8 million in 2002 compared with a use of cash of $10.9 million and $163.2 million in 2001 and 2000, respectively.

     The change in working capital was the result of an increase in accounts payable and accrued expenses, as well as a reduction in inventories. Accounts payable increased to $291.2 million at December 31, 2002, from $214.5 million at December 31, 2001, which can be attributed to the increased production levels in the fourth quarter of 2002 compared with 2001, as well as efforts to improve cash management. Accrued expenses increased to $685.5 million in 2002 from $648.2 million in 2001, as a result of recording accruals for variable compensation plans in 2002, whereas the Company did not accrue any significant bonuses based on 2001 performance. Inventories, excluding acquisitions, decreased $35.1 million in 2002 compared with 2001. The decrease in inventories was driven primarily by the Boat segment's inventory reduction program. Accounts and notes receivable of $401.4 million at December 31, 2002, increased from $361.9 million at December 31, 2001. The increase in accounts and notes receivable is primarily due to an increase in sales in the fourth quarter of 2002 versus the fourth quarter of 2001.

     Net tax receipts in 2002 reflect the realization of tax benefits associated with the divestiture of the cooler business in late 2001 partially offset by tax payments associated with net earnings. Net tax receipts in 2001 reflect benefits realized from the Company's divestiture of the other outdoor recreation businesses in late 2000 partially offset by tax payments associated with net earnings. Other operating cash flow activities included payments made by the Company for litigation settlements totaling $0.2 million in 2002, $6.6 million in 2001, and $49.4 million in 2000.

     The Company invested $112.6 million, $111.4 million and $156.0 million in capital expenditures in 2002, 2001 and 2000, respectively. The largest portion of these expenditures was made for on-going investments to introduce new products, expand product lines and achieve improved production efficiencies and product quality.

     Cash paid for acquisitions, net of cash acquired, totaled $21.2 million for 2002, comprised primarily of consideration paid for Teignbridge, a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels; IDS, a developer of management systems for marine and recreational vehicle dealers; Northstar, a supplier of premium marine navigation electronics; and additional consideration relating to the November 30, 2001, acquisition of Hatteras. Teignbridge, IDS and Northstar were acquired on February 10, 2002, October 1, 2002, and December 16, 2002, respectively, and their results of operations are included in the Marine Engine segment post-acquisition. In 2001, the company invested $134.4 million in Boat segment acquisitions, to acquire Hatteras Yachts, a leading manufacturer of sportfishing convertibles and motoryachts; Sealine, a leading manufacturer of luxury sports cruisers and motoryachts; and Princecraft, a manufacturer of aluminum fishing, deck and pontoon boats. Investments totaling $8.9 million for 2002 were primarily related to the Cummins MerCruiser Diesel Marine LLC joint venture. Investments totaling $38.1 million for 2000 were primarily comprised of amounts invested in Internet-related businesses and fitness equipment distribution alliances.

     The Company anticipates spending approximately $150.0 million for capital expenditures in 2003. About one-half of the capital spending covers investments in new and upgraded products, about one-third for necessary enhancements and the balance targeted toward cost reductions and investments in information technology. The Company will continue to evaluate acquisitions and other investment opportunities as they arise.

     Cash and cash equivalents totaled $351.4 million at the end of 2002 compared with $108.5 million in 2001. Total debt at year-end 2002 was $618.4 million versus $640.2 million at the end of 2001. The decrease in total debt outstanding is principally due to decreases in short-term borrowings and payments related to the Company's ESOP debt. Debt-to-capitalization ratios were
35.9 percent at December 31, 2002, and 36.6 percent at December 31, 2001. The Company has a $350.0 million long-term credit agreement with a group of banks as described in NOTE 10, DEBT, in the Notes to Consolidated Financial Statements, that serves as support for commercial paper borrowings. There were no borrowings under the revolving credit agreement during 2002. The Company has the ability to issue up to $100.0 million in letters of credit within the revolving credit facility, with $66.1 million in outstanding letters of credit at December 31, 2002. The Company had borrowing capacity of $283.9 million under the terms of this agreement and if utilized, the Company has multiple borrowing options. The borrowing rate, as calculated in accordance with those terms, would have been 2.02 percent at December 31, 2002. The Company also has $600.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

     The Company announced in 2001 that, beginning in 2002, it would convert to an annual dividend rather than pay dividends quarterly to reduce administrative costs. Future dividends, declared at the discretion of the Board of Directors, will be paid in December. A dividend of $0.50 per share was declared in October and paid in December of 2002.

     During 2002, the Company received $40.3 million from stock options exercised compared with $9.8 million and $3.2 million in 2001 and 2000, respectively. No stock repurchases occurred during 2002 and 2001. For the year ended December 31, 2000, the Company spent $87.1 million, to repurchase 4.7 million shares of stock under two repurchase programs. On February 8, 2000, the Company announced a program to repurchase $100 million of its common stock from time to time in the open market or through privately negotiated transactions. During the first half of 2000, the Company repurchased 4.6 million shares of its common stock for $84.7 million in open market transactions under this program. The Company also has a program, which was initiated in 1997, to systematically repurchase up to five million shares of its common stock to offset shares the Company expects to issue under its stock option and other compensation plans. Under this program, the Company repurchased 0.1 million shares for $2.4 million in 2000. A total of 2.7 million additional shares may be repurchased under this program.

     The adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's domestic qualified defined benefit pension plans. While there was no legal requirement under the Employee Retirement Income Security Act (ERISA) to contribute to these plans in 2002, the Company contributed $45.0 million in cash to the qualified pension plans and funded $8.3 million to cover benefit payments in the unfunded nonqualified pension plan. Additional contributions may be made to pension plans in 2003 to achieve the Company's funding objectives.

     The Company established a joint venture in 2002 with Transamerica Distribution Finance to provide financial products and services to customers of the Company's domestic marine businesses. The venture, Brunswick Acceptance Company, LLC (BAC), will provide secured wholesale floor-plan financing to the Company's boat dealers and may provide other financial services in support of the Company's marine businesses. In addition, the parties contemplate that BAC will purchase and service a portion of Mercury Marine's domestic accounts receivable for its boatbuilder customers. The Company owns a 15 percent interest in the joint venture initially, but will increase its ownership to 49 percent by July 15, 2003. BAC became operational in January 2003. The Company expects to receive approximately $60 to $85 million resulting from the initial sale of select Mercury Marine domestic receivables in mid-2003 and intends to contribute approximately $30 million to fund its share of BAC's equity requirements in 2003. See NOTE 19, FINANCIAL SERVICES, in the Notes to Consolidated Financial Statements.

     The Company's financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company's short-term and long-term needs.

LEGAL PROCEEDINGS

     The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

     On April 18, 2002, the Company, in cooperation with the United States Consumer Products Safety Commission (CPSC), announced a recall of approximately 103,000 bicycles that were sold by the Company's former bicycle division. The bicycles had been equipped with suspension forks that were purchased from a third party supplier. Some of the forks were found to have been defectively manufactured and were involved in approximately 55 reported incidents. The 2002 recall was an expansion of a prior recall involving the suspension forks, and allows consumers who purchased bicycles with an affected fork to return the fork in exchange for $65 or a replacement bicycle. In addition to the costs of administering the recall, the Company anticipates that it will incur additional costs to resolve litigation stemming from the sale of the bike forks, and faces a potential fine from the CPSC based on inadvertent delays in reporting several of the incidents involving the forks. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     On April 22, 2002, a federal court in Seattle lifted a stay in a lawsuit filed against Life Fitness by Precor Incorporated (Precor). The suit, which alleges that certain of Life Fitness' cross trainer exercise machines infringe Precor's Miller '829 patent, was stayed by the court pending reexamination of the patent by the U.S. Patent and Trademark Office (PTO). The PTO issued a modified Miller '829 patent to Precor on March 5, 2002, which led to the lifting of the stay. Trial is scheduled for July 14, 2003. This matter was initiated in January 2000 and seeks monetary damages and injunctive relief. The Company does not believe that its machines infringe the patent, as modified, but is unable to predict the outcome of this matter.

     In a separate lawsuit between the Company and Precor, a federal court in Seattle awarded Precor approximately $230,000 in attorneys' fees on June 14, 2002. The award was reduced from $5.3 million in light of an appellate court ruling in the case. This matter was originally filed in 1994 and sought monetary damages and injunctive relief. The Company believes that this matter has been finally concluded.

     During the fourth quarter of 2002, the Company settled a patent infringement lawsuit filed against it by CCS Fitness, Inc. (CCS). CCS had alleged that a front-drive cross trainer manufactured by Life Fitness infringed a patent held by CCS. This matter was initiated in 1998 and sought monetary damages and injunctive relief. In light of the settlement, the matter was dismissed with prejudice.

     On May 30, 2002, Leiserv, Inc. (Leiserv), a Company subsidiary operated by the Bowling & Billiards segment, was sued in the Circuit Court of St. Louis County, Missouri, for alleged violations of the federal Telephone Consumer Protection Act. The lawsuit was brought as a putative class action seeking monetary damages on behalf of all people and entities within two area codes in the St. Louis area who allegedly received unsolicited faxes from a service provider retained by Leiserv. Because this case remains in the early stages of litigation and raises legal issues that have not yet been fully resolved by the courts, the Company is unable to predict the outcome of this matter.

     On December 3, 2002, the United States Supreme Court reversed an Illinois Supreme Court decision that had been entered in the Company's favor in Sprietsma vs. Mercury Marine, a "propeller guard" case. In its decision, the U.S. Supreme Court rejected one of the defenses the Company had successfully asserted in Sprietsma and other cases based on federal preemption of state law. The case, which was initiated in July 1996 and sought monetary damages, was remanded to the Illinois court for further consideration. The Company believes that it has a number of other valid defenses to the claims asserted in Sprietsma, and does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company has been named in a number of asbestos-related lawsuits, the majority of which involve Vapor Corporation, a former subsidiary which the Company divested in 1990. Virtually all of the asbestos suits against the Company involve numerous other defendants. The claims generally allege that the Company sold products that contained components, such as gaskets, that included asbestos, and seek monetary damages from the Company. Neither the Company nor Vapor is alleged to have manufactured asbestos. The Company's insurers have settled a number of asbestos claims for nominal amounts, while a number of other claims have been dismissed. No suit has yet gone to trial. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In 1999, the United States Tax Court upheld an Internal Revenue Service
(IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. In 2000, the Company appealed the Tax Court ruling to the United States Court of Appeals for the District of Columbia and posted a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the appeal. In late 2001, the Court of Appeals rendered a decision vacating the Tax Court's opinion and remanded the case to the Tax Court for reconsideration. In February 2003, the Tax Court on remand ruled that the Company did not have a non-tax business purpose for forming the two partnerships and that they were therefore not valid for tax purposes. The Company will appeal this decision to the United States Court of Appeals for the District of Columbia. If, on appeal, the Company does not prevail, the Company will owe approximately $135 million, consisting of $60 million in taxes due plus $75 million of interest, net of tax. The Company has previously settled a number of other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would reduce the liability associated with the two partnership investments to approximately $53 million, consisting of $27 million in taxes due and $26 million in interest, net of tax. The Company has established an adequate reserve for this contingency and does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution of this matter. No penalties have been asserted by the IRS to date, and the Company has not provided for any penalties or interest on such penalties.

     The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposal of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company has established reserves based on a range of current cost estimates for all known claims.

     In its Marine Engine segment, the Company will continue to develop engine technologies to reduce engine emissions to comply with present and future emissions requirements. The costs associated with these activities and the introduction of low-emission engines will have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities.

     The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on the Company's competitive position. See NOTE 7, COMMITMENTS AND CONTINGENCIES, in the Notes to Consolidated Financial Statements, for disclosure of the potential cash requirements of environmental proceedings.

ENGINE EMISSION REGULATIONS

     U.S. Environmental Protection Agency (EPA) regulations finalized in 1996 require that certain exhaust emissions from gasoline marine outboard engines be reduced by 8.3 percent per year for nine years beginning with the 1998 model year. The Company has implemented a plan that meets the EPA compliance schedule. It includes modifying automotive two-stroke direct fuel injection technology for marine use and substituting certain two-stroke engines with four-stroke engines. Both of these technologies yield emission reductions of 80 percent or better. The California Air Resources Board (CARB) voted to adopt regulations more stringent than the EPA regulations. These regulations accelerated the applicability of the EPA targeted emissions reductions from 2006 to 2001. This affected new engines sold in California beginning with the model year 2001, with further emission reductions scheduled in 2004 and 2008. The Company met the 2001 requirements and believes that its current implementation plan designed to meet the EPA exhaust emissions regulations will allow the Company to comply with the more stringent regulations as currently proposed by CARB. The Company expects the amount of low-emission engine sales as a percentage of total Marine Engine segment sales to continue to increase and anticipates that it will continue to invest in development of low-emission engine technologies.

EFFECTS OF THREATENED EUROPEAN COMMUNITIES TARIFF INCREASES

     On April 19, 2002, the Commission of the European Communities announced its intention to increase tariffs on certain U.S. exports to the countries comprising the European Communities (EC), including many categories of recreational boats. The proposed EC tariff increase was announced in response to increases by the United States on certain steel tariffs. If the EC tariffs become effective, a substantial portion of the Company's boats imported into the EC could be subject to an additional duty of up to 30 percent. The proposed tariffs are scheduled to become effective on March 20, 2005, or five days following a ruling from the World Trade Organization (WTO) that the U.S. steel tariffs are incompatible with WTO standards, whichever is sooner. A ruling from the WTO is expected during 2003, but the Company is unable to predict what that ruling will be. Although it is not possible to determine the likely effects of the EC proposal, the Company is carefully monitoring developments concerning this matter and will continue to evaluate potential strategies for mitigating any adverse effects of the proposed tariffs. The Company's sales of U.S. produced boats into the EC during 2002 totaled approximately $50 million.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies (legacy currencies) and one new common currency - the Euro. Beginning in January 2002, new Euro-denominated bills and coins were issued. The costs to prepare for this conversion, including the costs to adapt information systems, were not material to the Company's results of operations, financial position or cash flows.

CRITICAL ACCOUNTING POLICIES

     The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The Company discussed the development and selection of the critical accounting policies with the audit committee of the board of directors and believes the following are the most critical accounting policies that could have an effect on the Company's reported results.

     Revenue Recognition and Sales Incentives. The Company's revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured. The Company offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale in accordance with Emerging Issues Task Force
(EITF) No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor's Products)." The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the liability could be affected.

     Allowances for Doubtful Accounts. The Company records an allowance for uncollectible receivables based upon past transaction history with customers, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for uncollectible amounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account.

     Reserve for Excess and Obsolete Inventories. The Company records a reserve for excess and obsolete inventories in order to ensure inventories are carried at the lower of cost or fair market value. Fair market value can be affected by assumptions about market demand, market conditions, historical usage rates, model changes and new product introductions. If model changes or new product introductions create less than favorable market conditions, the reserve for excess and obsolete inventories may need to increase. Refer to

NOTE 1, SIGNIFICANT ACCOUNTING POLICIES, in the Notes to Consolidated Financial Statements for further discussion on the basis of accounting for inventories.

     Litigation. The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required. The Company estimates a range of losses when the amount and range of loss can be estimated. In the event that no amount within the range is a better estimate, the Company records at least the minimum amount in the range. The Company records a loss when it is probable that a loss has been incurred and the loss can be reasonably estimated.

     Warranty Reserves. The Company records a liability for standard product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. If necessary, the Company adjusts its liability for specific warranty matters when they become known and are reasonably estimable. The Company's warranty reserves are affected by product failure rates and material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual product failure rates, and actual material usage and labor costs, a revision to the warranty reserve would be required. Refer to NOTE 7, COMMITMENTS AND CONTINGENCIES, in the Notes to Consolidated Financial Statements for additional information.

     Self-Insurance Reserves. The Company records a liability for self-insurance obligations, which include employee-related health care benefits and claims for workers' compensation, product liability, general liability and auto liability. The liability is estimated based on claims incurred as of the date of the financial statements. In estimating the obligations associated with self-insurance reserves, the Company primarily uses loss development factors based on historical claim experience. These loss development factors are used to estimate ultimate losses on incurred claims. Actual costs associated with a specific claim can vary from an earlier estimate. If the facts were to change, the liability recorded for expected costs associated with a specific claim may need to be revised.

     Pension and Postretirement Benefit Reserves. Pension, postretirement and postemployment costs and obligations are actuarially determined and are affected by assumptions including the discount rate, the estimated future return on plan assets, the annual rate of increase in compensation for plan employees, the increase in costs of health care benefits and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary.

     The Company utilizes the Moody's Aa long-term corporate bond yield as a basis for determining the discount rate with a yield adjustment made for the longer duration of the Company's obligations. As a result of the decline in Moody's Aa long-term corporate bond yield and the overall declining interest rate environment, the Company lowered its discount rate assumption used to determine pension obligations from 7.25 percent to 6.75 percent at December 31, 2001 and 2002, respectively. The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on the historical experience and future expectations on investment returns. The Company chooses a rate of return on plan assets that it believes is an appropriate long-term average return. The expected return on plan assets takes into account estimated future investment returns for various asset classes held in the plans' portfolio. The Company lowered its investment return assumptions in determining pension cost to 9.0 percent in 2002 compared with 9.5 percent in 2001 and 2000. As a result of the lower discount rate, the reduced return on plan assets and the increased unrecognized actuarial losses in 2002, pension expense is expected to increase to approximately $44 million in 2003, from $22.0 million in 2002 and $9.7 million in 2001.

Under current accounting guidelines, if individual pension plans are underfunded on an accumulated benefit obligation basis, the shortfall in assets is required to be recorded as an additional minimum liability. In recognizing an additional minimum liability, an intangible asset equal to the unrecognized prior service cost is recorded with the excess reported in common shareholders' equity, net of tax. In 2002, the Company recorded a non-cash reduction in equity of $115.7 million, net of tax. If equity market returns do not improve in 2003 and if interest rates remain at current levels, the Company could be required to record an additional non-cash reduction in equity.

     Pension, postretirement and postemployment benefit reserves are determined in accordance with SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," respectively. Refer to NOTE 13, PENSION AND OTHER POSTRETIREMENT BENEFITS, in the Notes to Consolidated Financial Statements for additional information regarding the assumptions used and for changes in the accrued benefit.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS No. 144 did not have a material impact on the financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on the financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The Company has not determined the impact FIN 45 will have on the financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has not determined the impact FIN 46 will have on the financial statements.

SUBSEQUENT EVENTS

     In January 2003, the Company purchased a 36 percent equity interest in Bella-Veneet OY (Bella), a boat manufacturer located in Finland. The Company will account for this investment using the equity method and will have the option to acquire the remaining equity interest of Bella in 2007.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report may include words such as "expect," "anticipate," "believe," "may," "should," "could," or "estimate." These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to:

- General economic conditions, a weakened stock market and consumer confidence, and resultant demand for the Company's products, particularly in the United States and Europe:
        Like many companies, the Company's revenues have been, and continue to be, affected by weak domestic and international market conditions and the fluctuating stock market. The threat of war in the Middle East and other global political events may adversely affect consumer confidence during 2003 and beyond. The Company's future results may continue to suffer if general economic conditions do not improve.

-  The effect of interest rates and fuel prices on demand for marine products:
        The Company's marine products, particularly boats, are often financed, and higher interest rates can retard demand for these products. The Company's marine businesses are somewhat fuel-cost-sensitive, and higher fuel costs can also hurt demand.

-  Adverse weather conditions retarding sales of marine products:
        Sales of the Company's marine products are generally more robust just before and during spring and summer, and favorable weather during these months tends to have a positive effect on consumer demand. Conversely, poor weather conditions during these periods can retard demand.

-  Shifts in currency exchange rates:
        The Company manufactures its products predominately in the United States, though international manufacturing and sourcing are increasing. A strong U.S. dollar can make the Company's products less price-competitive relative to locally produced products in international markets. The Company is focusing on international manufacturing and global sourcing in part to offset this risk.

-  Competitive pricing pressures:
        Across all of the Company's product lines, introduction of lower-cost alternatives by other companies can hurt the Company's competitive position. The Company's efforts toward cost-containment, commitment to quality products, and excellence in operational effectiveness and customer service are designed in part to offset this risk.

- Inventory adjustments by the Company, its major dealers, retailers and independent boatbuilders:
        The Company's inventory reduction efforts have focused on reducing production, which results in lower rates of absorption of fixed costs and thus lower margins. In addition, as the Company's dealers and retailers, as well as independent boatbuilders who purchase the Company's marine engine products, adjust their inventories downward, wholesale demand for the Company's products diminishes. Inventory reduction can hurt the Company's short-term results of operations and limit the Company's ability to meet increased demand when the U.S. economy recovers.

-  Financial difficulties experienced by dealers and independent boatbuilders:
        The U.S. economic downturn has adversely affected some of the Company's dealers. As the main distribution channel for the Company's products, dealer health is critical to the Company's continued success. In addition, a substantial portion of the Company's engine sales are made to independent boatbuilders. As a result, the Company's financial results can be influenced by the availability of capital and the financial health of these independent boatbuilders.

-  The ability to maintain effective distribution:
        The Company sells the majority of its products through third parties such as dealers, retailers and distributors. Maintaining good relationships with superior distribution partners, and establishing new distribution channels where appropriate, is critical to the Company's continued success.

- The Company's ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated:
        As discussed in PART I, ITEM 3 above, the Company is subject to claims and litigation in the ordinary course of operations. These claims include several environmental proceedings, some of which involve costly remediation efforts over extended periods of time, as well as certain litigation matters which if not resolved in the Company's favor, could require significant expenditures by the Company. The Company believes that it is adequately reserved for these obligations, but significant increases in the anticipated costs associated with these matters could hurt the Company's results of operations in the period or periods in which additional reserves or outlays are deemed necessary.

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

- The success of marketing and cost-management programs and the Company's ability to develop and produce competitive new products and technologies:
        The Company is constantly subject to competitive pressures. The Company's continuing ability to respond to these pressures, particularly through cost-containment initiatives, marketing strategies, and the introduction of new products and technologies, is critical to the Company's continued success.

- The ability to maintain product quality and service standards expected by the Company's customers:
        The Company's consumers demand high quality products and excellent customer service. The Company's ability to meet these demands through continuous quality improvement across all of its businesses will significantly impact the Company's future results.

- The Company's ability to maintain market share and volume in key high-margin product lines, particularly in its marine engine segment:
        The Company derives a significant portion of its earnings from sales of higher-margin products, especially in its marine engine business. Changes in sales mix to lower-margin products, including low-emission engines, as well as increased competition in these product lines, could adversely impact the Company's future operating results. The Company is focusing on cost-containment efforts, new product development and global sourcing initiatives, as well as operational improvements, to offset this risk.

-  The ability to successfully integrate acquisitions:
        The Company has acquired several new businesses since 2000 and intends to continue to acquire additional businesses to complement its existing portfolio. The Company's success in effectively integrating these operations, including their financial, operational and distribution practices and systems, will affect the contribution of these businesses to the Company's consolidated results.

-  Adverse foreign economic conditions:
        As the Company continues to focus on international growth, it will become increasingly vulnerable to the effects of political instability, economic conditions and war in key world regions.

-  The effect of weak financial markets on pension expense and funding levels:
        The Company has made, and will continue to make as necessary, contributions to meet its pension funding obligations. The Company's pension expense is affected by the performance of financial markets where pension assets are invested. These costs will continue to increase if the performance of financial markets weaken further.

-  The success of global sourcing and supply chain management initiatives:
        The Company has launched a number of initiatives to strengthen its sourcing and supply chain management activities. The success of these initiatives will play a critical role in the Company's continuing ability to reduce costs.

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

     The Company uses interest rate swap agreements to mitigate the effect that changes in interest rates have on the fair market value of the Company's debt and to lower the Company's borrowing costs. The Company's net exposure to interest rate risk is primarily attributable to fixed-rate debt instruments. Interest rate risk management is accomplished through the use of interest rate swaps and floating-rate instruments that are benchmarked to U.S. and European short-term money market interest rates. In the fourth quarter of 2002, the Company deferred a realized gain of $12.2 million on the termination of interest rate swaps in advance of their scheduled termination date. The deferred gain will be amortized through 2006 based upon the underlying debt, in effect decreasing interest expense associated with the Company's borrowings.

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

     The amounts shown below represent the estimated reduction in fair market value that the Company could incur on its derivative financial instruments from adverse changes in foreign exchange rates, interest rates or commodity prices using the VAR estimation model. The VAR model uses the Monte Carlo simulation statistical modeling technique and uses historical foreign exchange rates, interest rates and commodity prices to estimate the volatility and correlation of these rates and prices in future periods. It estimates a loss in fair market value using statistical modeling techniques and includes substantially all market risk exposures. The estimated potential losses shown in the table below have no effect on the Company's results of operations or financial condition.

                                                               AMOUNT
                                                                 IN       TIME    CONFIDENCE
RISK CATEGORY                                                 MILLIONS   PERIOD     LEVEL
-------------                                                 --------   ------   ----------
Foreign exchange............................................    $0.9     1 day        95%
Interest rates..............................................    $5.0     1 day        95%
Commodity prices............................................    $0.4     1 day        95%

     The 95 percent confidence level signifies the Company's degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown disregard the possibility that foreign currency exchange rates, interest rates and commodity prices could move in the Company's favor. The VAR model assumes that all movements in rates and commodity prices will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, as actual results may differ significantly depending upon activity in global financial markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index to Financial Statements and Financial Statement Schedule for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 13, 2002, the Company terminated the engagement of Arthur Andersen LLP (Arthur Andersen) as its independent auditor. The decision to terminate the engagement of Arthur Andersen was recommended by the Company's Audit and Finance Committee (now Audit Committee) and approved by its Board of Directors. Arthur Andersen's report on the financial statements of the Company for each of the years ended December 31, 2000, and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2000, and December 31, 2001, and the interim period between December 31, 2001, and March 13, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the years ended December 31, 2000, and December 31, 2001, and the interim period between December 31, 2001, and March 13, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission). A letter from Arthur Andersen was attached as Exhibit 16.1 to a Report on Form 8-K filed by the Company on March 15, 2002.

     The Company engaged Ernst & Young LLP (Ernst & Young) as its new independent auditor effective March 14, 2002. The engagement of Ernst & Young was recommended by the Company's Audit and Finance Committee (now Audit Committee) and approved by its Board of Directors. During the years ended December 31, 2000, and December 31, 2001, and the interim period between December 31, 2001, and March 13, 2002, the Company did not consult with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company's financial statements or (iii) any matter that was either the subject of a disagreement (as described above) or a reportable event.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors of the Company and Section 16(a) Beneficial Ownership Reporting Compliance will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2003 (the Proxy Statement). All of the foregoing information is hereby incorporated by reference. The Company's executive officers are listed herein on pages 13 to 14.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation will be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

     Information required with respect to the securities authorized for issuance under the Company's equity compensation plans, including plans that have previously been approved by the Company's stockholders and plans that have not previously been approved by the Company's stockholders, will be set forth in the Proxy Statement, and such information is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions will be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     The Chairman and Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the date of the filing of this Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of such evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule are filed as part of this report on pages 43 to 81.

         2. The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule is filed as part of this report on page 81.

         3. The exhibits listed in the accompanying Index to Exhibits are filed as part of the 10-K unless noted otherwise.

         4. All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

     (b)  Reports on Form 8-K

     None.

     (c)  Exhibits

     See Exhibit Index on pages 82 to 84.

     (d)  Financial Statement Schedule

     See Index to Financial Statements and Financial Statement Schedule on page 42.

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

March 11, 2003

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

RALPH C. STAYER                                 Director

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

                                            By: /s/ PETER G. LEEMPUTTE
                                              ----------------------------------
                                              Peter G. Leemputte
                                              Vice President and Controller

March 11, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, George W. Buckley, certify that:

     1. I have reviewed this annual report on Form 10-K of Brunswick
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

                                                 /s/ GEORGE W. BUCKLEY
                                          --------------------------------------
                                                    George W. Buckley
                                                 Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Victoria J. Reich, certify that:

     1. I have reviewed this annual report on Form 10-K of Brunswick
Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

                                                 /s/ VICTORIA J. REICH
                                          --------------------------------------
                                                    Victoria J. Reich
                                                 Chief Financial Officer

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                             BRUNSWICK CORPORATION

                                                               PAGE
                                                               ----
FINANCIAL STATEMENTS:
Report of Management........................................    43
Report of Independent Auditors..............................    44
Report of Independent Public Accountants....................    45
Consolidated Statements of Income for the Years Ended
  December 31, 2002, 2001 and 2000..........................    46
Consolidated Balance Sheets at December 31, 2002 and 2001...    47
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................    49
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000..............    50
Notes to Consolidated Financial Statements..................    51
FINANCIAL STATEMENT SCHEDULE:
Consent of Independent Auditors.............................    80
Schedule II - Valuation and Qualifying Accounts.............    81

                             BRUNSWICK CORPORATION
                              REPORT OF MANAGEMENT

     The Company's management is responsible for the preparation, integrity and objectivity of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

     The Company's management maintains a system of internal controls that is designed to provide reasonable assurance, at reasonable cost, that assets are safeguarded and that transactions and events are recorded properly. The Company's internal audit program includes periodic reviews of these systems and controls and compliance therewith.

     The Audit Committee of the Board of Directors, comprised entirely of independent directors, meets regularly with the independent public accountants, management and internal auditors to review accounting, reporting, internal control and other financial matters. The Committee regularly meets with both the internal and external auditors without members of management present.

/s/ GEORGE W. BUCKLEY                              /s/ VICTORIA J. REICH
------------------------------------------         -------------------------------------------------
George W. Buckley                                  Victoria J. Reich
Chairman and Chief Executive Officer               Senior Vice President and Chief Financial Officer

January 28, 2003

                             BRUNSWICK CORPORATION
                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Brunswick Corporation

     We have audited the accompanying consolidated balance sheet of Brunswick Corporation as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Brunswick Corporation as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 28, 2002 expressed an unqualified opinion on those statements before the disclosure and restatement adjustments described in Notes 1 and 3, respectively.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement No. 142, Goodwill and Other Intangible Assets.

     As discussed above, the financial statements of Brunswick Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 3 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. Also, as described in Note 3, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                                 /s/ ERNST & YOUNG LLP
CHICAGO, ILLINOIS
January 28, 2003

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ARTHUR ANDERSEN") IN CONNECTION WITH BRUNSWICK CORPORATION'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS THAT ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

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

                                                /s/ ARTHUR ANDERSEN LLP

CHICAGO, ILLINOIS
JANUARY 28, 2002

                             BRUNSWICK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                                 ----         ----         ----
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
NET SALES...................................................   $3,711.9     $3,370.8     $3,811.9
Cost of sales...............................................    2,852.0      2,587.4      2,723.3
Selling, general and administrative expense.................      560.5        496.4        534.2
Research and development expense............................      102.8         95.9        102.2
Unusual charges.............................................         --           --         55.1
                                                               --------     --------     --------
  OPERATING EARNINGS........................................      196.6        191.1        397.1
Interest expense............................................      (43.3)       (52.9)       (67.6)
Other income (expense)......................................        8.3         (6.0)        (6.2)
                                                               --------     --------     --------
  EARNINGS BEFORE INCOME TAXES..............................      161.6        132.2        323.3
Income tax provision........................................       58.1         47.5        121.1
                                                               --------     --------     --------
  EARNINGS FROM CONTINUING OPERATIONS.......................      103.5         84.7        202.2
Loss from discontinued operations, net of tax...............         --           --        (68.4)
Loss from disposal of discontinued operations, net of tax...         --           --       (229.6)
Cumulative effect of change in accounting principle, net of
  tax.......................................................      (25.1)        (2.9)          --
                                                               --------     --------     --------
  NET EARNINGS (LOSS).......................................   $   78.4     $   81.8     $  (95.8)
                                                               ========     ========     ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations.........................   $   1.15     $   0.96     $   2.28
Loss from discontinued operations...........................         --           --        (0.77)
Loss from disposal of discontinued operations...............         --           --        (2.59)
Cumulative effect of change in accounting principle.........      (0.28)       (0.03)          --
                                                               --------     --------     --------
  Net earnings (loss).......................................   $   0.87     $   0.93     $  (1.08)
                                                               ========     ========     ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations.........................   $   1.14     $   0.96     $   2.28
Loss from discontinued operations...........................         --           --        (0.77)
Loss from disposal of discontinued operations...............         --           --        (2.59)
Cumulative effect of change in accounting principle.........      (0.28)       (0.03)          --
                                                               --------     --------     --------
  Net earnings (loss).......................................   $   0.86     $   0.93     $  (1.08)
                                                               ========     ========     ========
AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share....................................       90.0         87.8         88.7
Diluted earnings per share..................................       90.7         88.1         88.7
CASH DIVIDENDS DECLARED PER COMMON SHARE....................   $   0.50     $   0.50     $   0.50

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                               (DOLLARS IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost, which approximates
     market.................................................   $  351.4     $  108.5
  Accounts and notes receivable, less allowances of $31.8
     and $26.1..............................................      401.4        361.9
  Inventories
     Finished goods.........................................      272.5        317.2
     Work-in-process........................................      201.6        180.9
     Raw materials..........................................       72.8         59.3
                                                               --------     --------
       Net inventories......................................      546.9        557.4
                                                               --------     --------
  Prepaid income taxes......................................      305.1        307.5
  Prepaid expenses..........................................       49.5         38.9
  Income tax refunds receivable.............................        5.9         26.7
                                                               --------     --------
       CURRENT ASSETS.......................................    1,660.2      1,400.9
                                                               --------     --------
PROPERTY
  Land......................................................       68.3         68.4
  Buildings and improvements................................      478.2        460.0
  Equipment.................................................      998.2        964.8
                                                               --------     --------
       Total land, buildings and improvements and
        equipment...........................................    1,544.7      1,493.2
  Accumulated depreciation..................................     (871.0)      (803.8)
                                                               --------     --------
       Net land, buildings and improvements and equipment...      673.7        689.4
  Unamortized product tooling costs.........................      119.0        116.2
                                                               --------     --------
       NET PROPERTY.........................................      792.7        805.6
                                                               --------     --------
OTHER ASSETS
  Goodwill..................................................      452.8        474.4
  Other intangibles.........................................      117.5        128.9
  Investments...............................................       95.4         80.4
  Other long-term assets....................................      288.5        267.3
                                                               --------     --------
       OTHER ASSETS.........................................      954.2        951.0
                                                               --------     --------

TOTAL ASSETS................................................   $3,407.1     $3,157.5
                                                               ========     ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                               (DOLLARS IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including current maturities of long term
     debt...................................................   $   28.9     $   40.0
  Accounts payable..........................................      291.2        214.5
  Accrued expenses..........................................      685.5        648.2
                                                               --------     --------
     CURRENT LIABILITIES....................................    1,005.6        902.7
                                                               --------     --------
LONG-TERM DEBT
  Notes, mortgages and debentures...........................      589.5        600.2
                                                               --------     --------
DEFERRED ITEMS
  Income taxes..............................................      144.1        185.2
  Postretirement and postemployment benefits................      399.3        216.1
  Other.....................................................      166.8        142.4
                                                               --------     --------
     DEFERRED ITEMS.........................................      710.2        543.7
                                                               --------     --------
COMMON SHAREHOLDERS' EQUITY
  Common stock; authorized: 200,000,000 shares, $0.75 par
     value; issued: 102,538,000 shares......................       76.9         76.9
  Additional paid-in capital................................      308.9        316.2
  Retained earnings.........................................    1,112.7      1,079.4
  Treasury stock, at cost:
     12,377,000 and 14,739,000 shares.......................     (228.7)      (289.8)
  Unamortized ESOP expense and other........................      (22.2)       (27.1)
  Accumulated other comprehensive loss:
     Foreign currency translation...........................       (9.9)       (20.0)
     Minimum pension liability..............................     (136.5)       (20.8)
     Unrealized investment gains (losses)...................        2.7         (1.7)
     Unrealized losses on derivatives.......................       (2.1)        (2.2)
                                                               --------     --------
     Total accumulated other comprehensive loss.............     (145.8)       (44.7)
                                                               --------     --------
     COMMON SHAREHOLDERS' EQUITY............................    1,101.8      1,110.9
                                                               --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $3,407.1     $3,157.5
                                                               ========     ========

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                        (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss).......................................   $  78.4     $  81.8     $ (95.8)
  Depreciation and amortization.............................     148.4       160.4       148.8
  Change in accounting principle, net of tax................      25.1         2.9          --
  Changes in noncash current assets and current liabilities
     Change in accounts and notes receivable................     (35.1)       51.1       (69.4)
     Change in inventory....................................      35.1        39.4      (104.3)
     Change in prepaid expenses.............................      (9.7)       10.7         2.6
     Change in accounts payable.............................      71.0       (47.5)      (10.4)
     Change in accrued expense..............................      29.5       (64.6)       18.3
  Income taxes..............................................      64.3        74.1        65.9
  Antitrust litigation settlement payments..................      (0.2)       (6.6)      (49.4)
  Unusual charge............................................        --          --        55.1
  Loss from discontinued operations.........................        --          --       298.0
  Other, net................................................       6.2        (2.4)       (8.4)
                                                               -------     -------     -------
     NET CASH PROVIDED BY CONTINUING OPERATIONS.............     413.0       299.3       251.0
     NET CASH PROVIDED BY DISCONTINUED OPERATIONS...........        --        31.5         5.8
                                                               -------     -------     -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............     413.0       330.8       256.8
                                                               -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................    (112.6)     (111.4)     (156.0)
  Investments...............................................      (8.9)         --       (38.1)
  Acquisitions of businesses, net of debt and cash
     acquired...............................................     (21.2)     (134.4)         --
  Proceeds on the sale of property, plant and equipment.....      13.2        26.8        10.5
  Other, net................................................      (0.2)       (1.3)       (4.5)
                                                               -------     -------     -------
     NET CASH USED FOR CONTINUING OPERATIONS................    (129.7)     (220.3)     (188.1)
     NET CASH PROVIDED BY DISCONTINUED OPERATIONS...........        --        75.9        39.5
                                                               -------     -------     -------
     NET CASH USED FOR INVESTING ACTIVITIES.................    (129.7)     (144.4)     (148.6)
                                                               -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net issuances (repayments) of commercial paper and other
     short-term debt........................................      (9.4)     (144.4)       57.5
  Payments of long-term debt including current maturities...     (26.2)      (24.7)      (13.1)
  Cash dividends paid.......................................     (45.1)      (43.8)      (44.3)
  Stock repurchases.........................................        --          --       (87.1)
  Stock options exercised...................................      40.3         9.8         3.2
                                                               -------     -------     -------
     NET CASH USED FOR FINANCING ACTIVITIES.................     (40.4)     (203.1)      (83.8)
                                                               -------     -------     -------
Net increase (decrease) in cash and cash equivalents........     242.9       (16.7)       24.4
Cash and cash equivalents at January 1......................     108.5       125.2       100.8
                                                               -------     -------     -------
CASH AND CASH EQUIVALENTS AT DECEMBER 31....................   $ 351.4     $ 108.5     $ 125.2
                                                               =======     =======     =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid.............................................   $  43.3     $  52.6     $  71.3
  Income taxes paid (received), net.........................   $  (6.2)    $ (26.6)    $  55.2
  Treasury stock issued for compensation plans and other....   $  56.0     $  12.8     $   3.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                        ADDITIONAL                         UNAMORTIZED        OTHER
                               COMMON    PAID-IN     RETAINED   TREASURY   ESOP EXPENSE   COMPREHENSIVE
                               STOCK     CAPITAL     EARNINGS    STOCK      AND OTHER     INCOME (LOSS)    TOTAL
                               ------   ----------   --------   --------   ------------   -------------   --------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE, DECEMBER 31, 1999...  $76.9      $314.3     $1,181.5   $(214.0)      $(49.3)        $  (9.2)     $1,300.2
                               -----      ------     --------   -------       ------         -------      --------
COMPREHENSIVE INCOME
  Net loss...................     --          --        (95.8)       --           --              --         (95.8)
  Currency translation
    adjustments..............     --          --           --        --           --            (8.3)         (8.3)
  Unrealized losses on
    investments..............     --          --           --        --           --            (3.9)         (3.9)
  Minimum pension liability
    adjustment...............     --          --           --        --           --            (6.0)         (6.0)
                               -----      ------     --------   -------       ------         -------      --------
Total comprehensive income --
  2000.......................     --          --        (95.8)       --           --           (18.2)       (114.0)
Stock repurchased............     --          --           --     (87.1)          --              --         (87.1)
Dividends ($0.50 per common
  share).....................     --          --        (44.3)       --           --              --         (44.3)
Compensation plans and
  other......................     --         0.2           --       4.7          7.4              --          12.3
                               -----      ------     --------   -------       ------         -------      --------
BALANCE, DECEMBER 31, 2000...  $76.9      $314.5     $1,041.4   $(296.4)      $(41.9)        $ (27.4)     $1,067.1
                               -----      ------     --------   -------       ------         -------      --------
COMPREHENSIVE INCOME
  Net earnings...............     --          --         81.8        --           --              --          81.8
  Currency translation
    adjustments..............     --          --           --        --           --            (5.0)         (5.0)
  Unrealized gains on
    investments..............     --          --           --        --           --             4.4           4.4
  Unrealized loss on
    derivative instruments...     --          --           --        --           --            (2.1)         (2.1)
  Minimum pension liability
    adjustment...............     --          --           --        --           --           (14.6)        (14.6)
                               -----      ------     --------   -------       ------         -------      --------
Total comprehensive income --
  2001.......................     --          --         81.8        --           --           (17.3)         64.5
Dividends ($0.50 per common
  share).....................     --          --        (43.8)       --           --              --         (43.8)
Compensation plans and
  other......................     --         1.7           --       6.6         14.8              --          23.1
                               -----      ------     --------   -------       ------         -------      --------
BALANCE, DECEMBER 31, 2001...  $76.9      $316.2     $1,079.4   $(289.8)      $(27.1)        $ (44.7)     $1,110.9
                               -----      ------     --------   -------       ------         -------      --------
COMPREHENSIVE INCOME
  Net earnings...............     --          --         78.4        --           --              --          78.4
  Currency translation
    adjustments..............     --          --           --        --           --            10.1          10.1
  Unrealized gains on
    investments..............     --          --           --        --           --             4.4           4.4
  Unrealized gains on
    derivative instruments...     --          --           --        --           --             0.1           0.1
  Minimum pension liability
    adjustment...............     --          --           --        --           --          (115.7)       (115.7)
                               -----      ------     --------   -------       ------         -------      --------
Total comprehensive income --
  2002.......................     --          --         78.4        --           --          (101.1)        (22.7)
Dividends ($0.50 per common
  share).....................     --          --        (45.1)       --           --              --         (45.1)
Compensation plans and
  other......................     --        (7.3)          --      61.1          4.9              --          58.7
                               -----      ------     --------   -------       ------         -------      --------
BALANCE, DECEMBER 31, 2002...  $76.9      $308.9     $1,112.7   $(228.7)      $(22.2)        $(145.8)     $1,101.8
                               =====      ======     ========   =======       ======         =======      ========

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

     Estimates in these consolidated financial statements include, but are not limited to:

     - Losses on litigation and other contingencies;
     - Warranty, extended warranties, income tax, insurance, inventory valuation and environmental reserves;
     - Allowances for doubtful accounts;
     - Reserves for dealer allowances;
     - Reserves related to restructuring activities;
     - Determination of the discount rate and other actuarial assumptions for pension, postretirement and postemployment liabilities;
     - The valuation of investments, and;
     - The loss on the disposal of the discontinued operations.

     Cash and cash equivalents. The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     Accounts Receivable and Allowance for Doubtful Accounts. The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company records an allowance for uncollectible receivables based upon past transaction history with customers, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for uncollectible amounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account.

     Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 63 percent of the Company's inventories were determined by the first-in, first-out method (FIFO). Inventories valued at the last-in, first-out method (LIFO) were $85.7 million and $83.6 million lower than the FIFO cost of inventories at December 31, 2002 and 2001, respectively. Inventory cost includes material, labor and manufacturing overhead.

     Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling owned by the Company and used in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the useful life of the applicable product, for a period not to exceed eight years. Gains and losses recognized on the sale of property are included in selling,

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

general and administrative (SG&A) expenses. The amount of gains and losses included in SG&A as of December 31 were as follows (in millions):

                                                              2002    2001    2000
                                                              -----   -----   ----
Gains on the sale of property...............................  $ 1.5   $16.9   $7.2
Losses on the sale of property..............................   (2.0)   (4.2)  (0.1)
                                                              -----   -----   ----
  Net gains (losses) on sale of property....................  $(0.5)  $12.7   $7.1
                                                              =====   =====   ====

     The gains on the sale of property in 2001 included gains recognized on the sale of a marine engine testing facility for $10.6 million. Gains on the divestiture of certain bowling centers were $2.7 million and $6.0 million in 2001 and 2000, respectively.

     Software development costs. The Company expenses all software development and implementation costs incurred until the Company has determined that the software will result in probable future economic benefit and management has committed to funding the project. Once this is determined, external direct costs of material and services, payroll-related costs of employees working on the project and related interest costs incurred during the application development stage are capitalized. These capitalized costs are amortized over three to seven years, beginning when the system is placed in service. Training costs and costs to re-engineer business processes are expensed as incurred.

     Goodwill and Other Intangibles. Goodwill and other intangible assets generally result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized. SFAS No. 142 does not require retroactive restatement for all periods presented; however, the comparative pro forma information below for 2001 and 2000 assumes that SFAS No. 142 was in effect beginning January 1, 2000.

PRO FORMA INFORMATION

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              2002    2001     2000
                                                              -----   -----   ------
                                                                  (IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
Reported net earnings (loss)................................  $78.4   $81.8   $(95.8)
Goodwill and indefinite-lived intangible amortization.......     --    10.8      9.6
                                                              -----   -----   ------
Adjusted net earnings (loss)................................  $78.4   $92.6   $(86.2)
                                                              =====   =====   ======
BASIC EARNINGS PER COMMON SHARE:
Reported net earnings (loss)................................  $0.87   $0.93   $(1.08)
Goodwill and indefinite-lived intangible amortization.......     --    0.12     0.11
                                                              -----   -----   ------
Adjusted net earnings (loss)................................  $0.87   $1.05   $(0.97)
                                                              =====   =====   ======
DILUTED EARNINGS PER COMMON SHARE:
Reported net earnings (loss)................................  $0.86   $0.93   $(1.08)
Goodwill and indefinite-lived intangible amortization.......     --    0.12     0.11
                                                              -----   -----   ------
Adjusted net earnings (loss)................................  $0.86   $1.05   $(0.97)
                                                              =====   =====   ======

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     All of the $25.1 million after-tax goodwill impairment charge is associated with the Fitness and Bowling & Billiards segments. Various bowling products businesses acquired in 1996 account for $11.7 million of the after-tax goodwill impairment ($13.3 million pre-tax). The remaining $13.4 million after-tax charge ($16.5 million pre-tax) is associated with a fitness equipment retailer acquired beginning in 1999.

     Other intangibles consist of the following (in millions):

                                                DECEMBER 31, 2002*      DECEMBER 31, 2001*
                                               ---------------------   ---------------------
                                               GROSS    ACCUMULATED    GROSS    ACCUMULATED
                                               AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION
                                               ------   ------------   ------   ------------
Amortized intangible assets:
  Dealer network.............................  $195.2     $(166.6)     $205.7     $(155.3)
  Other......................................    11.2        (1.8)        7.9        (2.0)
                                               ------     -------      ------     -------
     Total...................................  $206.4     $(168.4)     $213.6     $(157.3)
                                               ======     =======      ======     =======
Indefinite-lived intangible assets:
  Trademarks/tradenames......................  $ 64.5     $ (17.4)     $ 53.9     $ (17.4)
  Pension intangible asset...................    32.4          --        36.1          --
                                               ------     -------      ------     -------
     Total...................................  $ 96.9     $ (17.4)     $ 90.0     $ (17.4)
                                               ======     =======      ======     =======

* Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Teignbridge Propellers, Ltd. (Teignbridge), Integrated Dealer Systems, Inc. (IDS) and Northstar Technologies, Inc., (Northstar) acquisitions completed in 2002 and the Sealine International (Sealine) and Hatteras Yachts, Inc. (Hatteras) acquisitions completed in the third and fourth quarters of 2001, respectively.

     The costs of definite-lived intangible assets are amortized over their expected useful lives using the straight-line method. Aggregate amortization expense for other intangibles was $12.0 million, $13.5 million and $12.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Estimated amortization expense for definite-lived intangibles for each of the next five years is as follows (in millions):

For year ended December 31, 2003............................   $12.3
For year ended December 31, 2004............................   $12.2
For year ended December 31, 2005............................   $ 1.4
For year ended December 31, 2006............................   $ 1.3
For year ended December 31, 2007............................   $ 1.3

     The reduction in estimated amortization expense in 2005 relates to the completion of intangible amortization assigned to dealer network costs from the 1986 acquisition of the Boat segment's Sea Ray operations.

     A summary of changes in the Company's goodwill during the period ended December 31, 2002, by segment is as follows (in millions):

                                                                GOODWILL
                                        --------------------------------------------------------
                                        JANUARY 1,   ACQUISITIONS &                 DECEMBER 31,
                                           2002       ADJUSTMENTS*    IMPAIRMENTS       2002
                                        ----------   --------------   -----------   ------------
Marine Engine.........................    $  9.0          $7.7          $   --         $ 16.7
Boat..................................     173.5          (0.7)             --          172.8
Fitness...............................     277.3           1.1           (16.5)         261.9
Bowling & Billiards...................      14.6           0.1           (13.3)           1.4
                                          ------          ----          ------         ------
Total.................................    $474.4          $8.2          $(29.8)        $452.8
                                          ======          ====          ======         ======

* Adjustments primarily relate to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Teignbridge, IDS and Northstar acquisitions completed in 2002 and the Sealine and Hatteras acquisitions completed in the third and fourth quarters of 2001, respectively.

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

     Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments and, at December 31, 2002 and 2001, such investments were recorded at the lower of cost or fair value.

     For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, the equity method of accounting is used. The Company's share of net earnings or losses from equity method investments is outlined in NOTE 17, INVESTMENTS, and is included in the Consolidated Statements of Income.

     Long-lived assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. The

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

     Other long-term assets. Other long-term assets include pension assets, which are discussed in NOTE 13, PENSION AND OTHER POSTRETIREMENT BENEFITS, and long-term notes receivable. Long-term notes receivable include cash advances made to customers, principally boatbuilders and fitness equipment retailers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable that are reduced as purchases of qualifying products are made. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. The reduction in the note receivable balance is recorded as a reduction in the Company's sales revenue as a sales discount. In the event sufficient orders are not received, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2002 and 2001, totaled $46.0 million and $53.9 million, respectively. One boatbuilder customer and its owner comprised 69 percent of these amounts as of both December 31, 2002 and 2001.

     Other long-term notes receivable also include certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties. Refer to NOTE 7, FINANCIAL COMMITMENTS, for further discussion. The assignment is not treated as a sale of the associated receivables, but as a secured obligation under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The associated receivables and related obligations are included in Consolidated Balance Sheets under Other Long-Term Assets and Deferred Items - Other, respectively.

     Advertising costs. Advertising and promotion costs, included in selling, general and administrative expenses, are expensed in the year in which the advertising first takes place. Advertising and promotion costs were $55.3 million, $67.7 million and $86.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Revenue recognition. The Company's revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured. The Company offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale in accordance with Emerging Issues Task Force
(EITF) No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor's Products)." Shipping and handling costs are included as a part of Cost of Sales in the Consolidated Statements of Income.

     Comprehensive income. Accumulated other comprehensive income includes minimum pension liability adjustments, currency translation adjustments, and unrealized derivative and investment gains and losses. The net effect of these items reduced Shareholders' equity on a cumulative basis by $145.8 million in 2002 and $44.7 million in 2001. The $101.1 million change from 2001 to 2002 is primarily due to the Company recording a minimum pension liability adjustment of $115.7 million in 2002. The tax effect included in accumulated other comprehensive income was $93.0 million, $28.6 million, and $14.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Refer to NOTE 13, PENSION AND OTHER POSTRETIREMENT BENEFITS, for further discussion on the recognition of the additional minimum pension liability adjustment.

     Stock-based Compensation. See NOTE 12, STOCK PLANS AND MANAGEMENT COMPENSATION, for a description of the Company's stock-based compensation plans. Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation cost related to stock options granted has been recognized in the Company's Consolidated

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its outstanding stock option plans as of December 31:

                                                               2002    2001     2000
                                                              ------   -----   ------
                                                                   (IN MILLIONS,
                                                              EXCEPT PER SHARE DATA)
Earnings from continuing operations:
  As reported...............................................  $103.5   $84.7   $202.2
  Less: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of tax.....................................     5.3     5.7      4.2
                                                              ------   -----   ------
  Pro forma.................................................  $ 98.2   $79.0   $198.0
                                                              ======   =====   ======
Basic earnings per common share from continuing operations:
  As reported...............................................  $ 1.15   $0.96   $ 2.28
  Pro forma.................................................    1.09    0.90     2.23
Diluted earnings per common share from continuing
  operations:
  As reported...............................................  $ 1.14   $0.96   $ 2.28
  Pro forma.................................................    1.08    0.90     2.23

     Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company's management and are not used for trading or speculative purposes. See NOTE 8, FINANCIAL INSTRUMENTS, for further discussion.

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

     Recent Accounting Pronouncements. Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS No. 144 did not have a material impact on the financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of, FAS No. 146 will not have a material impact on the financial statements.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The Company has not determined the impact FIN 45 will have on the financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has not determined the impact FIN 46 will have on the financial statements.

2.  EARNINGS PER COMMON SHARE

     There is no difference in the net earnings used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is primarily the amount of common stock equivalents relating to unexercised outstanding employee stock options. The average number of shares of common stock equivalents was 0.7 million in 2002, 0.3 million in 2001 and less than 0.1 million in 2000.

3.  SEGMENT INFORMATION

     The Company is a manufacturer and marketer of leading consumer brands. In the fourth quarter of 2002, the Company re-evaluated the composition of its reportable segments and determined that its four reportable segments are Marine Engine, Boat, Fitness and Bowling & Billiards. The segment information for all periods presented has been reclassified for consistent presentation.

     The Marine Engine segment manufactures and markets a full range of outboard engines, sterndrive engines, inboard engines, water-jet propulsion systems and parts and accessories, which are principally sold directly to boatbuilders, including the Company's Boat segment, or through marine retail dealers worldwide. The segment also manufactures and distributes boats in certain international markets. The Company's engine manufacturing plants are located primarily in the United States, and sales are primarily in the United States, Europe and Asia.

     The Boat segment designs, manufactures and markets fiberglass pleasure boats, high-performance boats, offshore fishing boats and aluminum fishing, deck and pontoon boats, which are marketed primarily through dealers. The segment's boat plants are located in the United States, Canada, Mexico and the United Kingdom and sales are primarily in the United States. Sales to one dealer, with multiple locations, comprised approximately 21 percent of Boat segment sales in 2002.

     The Fitness segment designs, manufactures, and markets fitness equipment, including treadmills, total-body cross-trainers, stationary bikes and strength-training equipment. These products are manufactured or sourced from domestic or foreign locations. Fitness equipment is sold primarily in the United States, Europe and Asia to health clubs, military, government, corporate and university facilities, and to consumers through specialty retail shops.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Bowling & Billiards segment manufactures, designs and markets bowling capital equipment and associated parts and supplies, including lanes, pinsetters, automatic scorers; bowling balls and other accessories; billiards tables and accessories; and operates bowling centers. Products are manufactured or sourced from domestic and foreign locations. Bowling products are sold through a direct sales force in the United States and through distributors in foreign markets, primarily Europe and Asia. Billiards equipment is predominantly sold in the United States and is distributed primarily through dealers.

     Information as to the operations of the Company's operating segments is set forth below:

OPERATING SEGMENTS

                                   SALES TO CUSTOMERS            OPERATING EARNINGS         TOTAL ASSETS
                             ------------------------------   ------------------------   -------------------
                               2002       2001       2000      2002     2001     2000      2002       2001
                             --------   --------   --------   ------   ------   ------   --------   --------
                                                              (IN MILLIONS)
Marine Engine..............  $1,705.2   $1,561.6   $1,759.9   $170.9   $173.0   $276.0   $  860.1   $  772.5
Boat.......................   1,405.3    1,251.3    1,574.3     19.0     18.1    148.2      772.1      783.9
Marine eliminations........    (233.0)    (207.9)    (293.0)      --       --       --         --         --
                             --------   --------   --------   ------   ------   ------   --------   --------
  Total Marine.............   2,877.5    2,605.0    3,041.2    189.9    191.1    424.2    1,632.2    1,556.4
Fitness....................     456.7      397.7      348.3     44.9     28.4     31.2      577.1      589.7
Bowling & Billiards........     377.7      368.1      422.4     21.4      7.3     41.9      317.5      350.2
Corporate/Other............        --         --         --    (59.6)   (35.7)   (45.1)     880.3      661.2
                             --------   --------   --------   ------   ------   ------   --------   --------
  Total....................  $3,711.9   $3,370.8   $3,811.9    196.6    191.1    452.2   $3,407.1   $3,157.5
                             ========   ========   ========                              ========   ========
Unusual charges*...........                                       --       --    (55.1)
                                                              ------   ------   ------
Operating earnings.........                                   $196.6   $191.1   $397.1
                                                              ======   ======   ======

* For a description of the unusual charges in 2000, refer to NOTE 4, UNUSUAL CHARGES.

                                                     DEPRECIATION             AMORTIZATION
                                               ------------------------   ---------------------
                                                2002     2001     2000    2002    2001    2000
                                               ------   ------   ------   -----   -----   -----
                                                                (IN MILLIONS)
Marine Engine................................  $ 56.7   $ 57.4   $ 54.0   $ 0.1   $ 1.3   $ 1.3
Boat.........................................    44.5     40.0     36.1    11.4    15.5    14.9
Fitness......................................    12.2     11.6      9.5     0.5     9.5     7.6
Bowling & Billiards..........................    20.3     21.2     21.4     0.1     1.4     1.8
Corporate....................................     2.6      2.5      2.2      --      --      --
                                               ------   ------   ------   -----   -----   -----
  Total......................................  $136.3   $132.7   $123.2   $12.1   $27.7   $25.6
                                               ======   ======   ======   =====   =====   =====

                                                                         RESEARCH AND DEVELOPMENT
                                               CAPITAL EXPENDITURES              EXPENSE
                                             ------------------------   --------------------------
                                              2002     2001     2000     2002      2001     2000
                                             ------   ------   ------   -------   ------   -------
                                                                 (IN MILLIONS)
Marine Engine..............................  $ 44.8   $ 48.8   $ 63.8   $ 61.7    $58.2    $ 60.8
Boat.......................................    41.0     35.5     57.4     22.1     19.7      22.5
Fitness....................................     9.4      9.9     13.3     14.4     12.9      13.6
Bowling & Billiards........................    15.7     15.8     18.5      4.6      5.1       5.3
Corporate..................................     1.7      1.4      3.0       --       --        --
                                             ------   ------   ------   ------    -----    ------
  Total....................................  $112.6   $111.4   $156.0   $102.8    $95.9    $102.2
                                             ======   ======   ======   ======    =====    ======

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

GEOGRAPHIC SEGMENTS

                                                   SALES TO CUSTOMERS            TOTAL ASSETS
                                             ------------------------------   -------------------
                                               2002       2001       2000       2002       2001
                                             --------   --------   --------   --------   --------
                                                                (IN MILLIONS)
United States..............................  $2,707.2   $2,511.6   $2,973.5   $2,086.0   $2,073.7
International..............................   1,004.7      859.2      838.4      440.8      422.6
Corporate/Other............................        --         --         --      880.3      661.2
                                             --------   --------   --------   --------   --------
  Total....................................  $3,711.9   $3,370.8   $3,811.9   $3,407.1   $3,157.5
                                             ========   ========   ========   ========   ========

     The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, or provisions for income taxes. Corporate assets consist primarily of prepaid income taxes, cash and marketable securities, pension assets and investments in unconsolidated affiliates.

4.  UNUSUAL CHARGES

     Unusual charges included a $55.1 million pre-tax unusual charge recorded in the third quarter of 2000 to increase environmental reserves ($41.0 million) related to the cleanup of contamination from a former manufacturing facility and to account for the write-down of investments in certain Internet-related businesses ($14.1 million).

5.  ASSET WRITE-DOWNS AND STRATEGIC CHARGES

     In the third quarter of 1998, the Company recorded a pre-tax charge of $50.8 million ($35.1 million after-tax) to operating earnings. The charge covered exit and asset disposition costs related to strategic initiatives taken in the bowling business largely in response to the effect of the Asian economic situation. The 1998 strategic charge includes lease termination costs, severance costs, other incremental costs and asset disposition costs. These actions were substantially completed during 1999.

     The Company's activity relating to strategic charges, included as part of accrued expenses, at December 31, 2002, 2001 and 2000, were as follows (in millions):

                                                                LEASE      OTHER
                                                             TERMINATION   COSTS   TOTAL
                                                             -----------   -----   -----
Balance at December 31, 1999...............................     $11.1      $1.7    $12.8
Activity...................................................        --      (0.2)    (0.2)
                                                                -----      ----    -----
Balance at December 31, 2000...............................      11.1       1.5     12.6
Activity...................................................      (3.4)     (1.4)    (4.8)
                                                                -----      ----    -----
Balance at December 31, 2001...............................       7.7       0.1      7.8
Activity...................................................      (1.4)     (0.1)    (1.5)
                                                                -----      ----    -----
Balance at December 31, 2002...............................     $ 6.3      $ --    $ 6.3
                                                                =====      ====    =====

     The remaining reserves relate principally to the strategic actions taken in 1998. Lease termination costs are expected to be paid out over the contractual terms of the leases.

6.  ACQUISITIONS

     The Company adopted SFAS No. 141, "Business Combinations," which requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Cash paid for acquisitions, net of cash acquired, totaled $21.2 million for 2002, comprised primarily of consideration paid for Teignbridge, a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels; IDS, a developer of management systems for marine and recreational vehicle dealers; Northstar, a supplier of premium marine navigation electronics; and additional consideration relating to the November 30, 2001, acquisition of Hatteras. Teignbridge, IDS and Northstar were acquired on February 10, 2002, October 1, 2002, and December 16, 2002, respectively, and their results of operations are included in the Marine Engine segment post-acquisition.

     Cash paid for acquisitions, net of debt and cash acquired, totaled $134.4 million for 2001, comprised primarily of consideration paid for Princecraft Boats Inc. (Princecraft), a manufacturer of aluminum fishing, deck and pontoon boats; Sealine, a leading manufacturer of luxury sports cruisers; and Hatteras, a leading manufacturer of luxury sportfishing convertibles and motoryachts. The Company acquired Princecraft on March 7, 2001. The Company acquired assets including inventory, net property, plant and equipment and a trademark. The Company acquired the stock of Sealine on July 3, 2001, for total consideration of approximately $68 million. The acquisition was funded through approximately $38 million in cash, the assumption of debt and the issuance of notes to certain sellers. The Company acquired the stock of Hatteras on November 30, 2001, for approximately $86 million in cash, of which $81 million was paid in 2001. The transaction provides for an additional payment of up to $20 million based on the financial performance of Hatteras during the period ending June 30, 2003. Princecraft, Sealine and Hatteras' results are included in the Boat segment since the date of their acquisition. All three acquisitions have been accounted for as a purchase.

     In addition, the Company also acquired the remaining interest in Omni Fitness Equipment, Inc. (Omni Fitness), a domestic retailer of fitness equipment, effective February 28, 2001. Omni Fitness' results are included in the Fitness segment, and the acquisition has been accounted for as a purchase. The Company acquired the remaining interest in satisfaction of a note with the previous owner. The Company had previously accounted for its interest in Omni Fitness under the equity method of accounting. The Company also acquired some bowling centers included in the Bowling & Billiards segment, which were not material to the Company.

     The purpose of the acquisitions was to achieve growth by pursuing aggressive marketing and brand-building activities, pursuing international opportunities and leveraging core competencies. The acquisitions of Northstar and IDS were to build Brunswick New Technologies (BNT), which was established in 2002 and are included in the Marine Engine segment. BNT will expand the Company's product offerings in marine electronics, engine controls, navigation systems, management systems and related equipment for use in the marine industry and in non-marine applications. Acquisitions in 2002 were not material to the Company's results of operations and total assets. The 2001 acquisitions resulted in goodwill of $96.3 million. Acquisitions in 2001 were not material to the Company's results of operations and total assets. No acquisitions occurred in 2000.

7.  COMMITMENTS AND CONTINGENCIES

     Financial Commitments. The Company has entered into agreements, which are customary in the marine industry, that provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Repurchases and losses incurred under these agreements have not had a significant effect on the Company's results of operations. The maximum potential repurchase commitments were approximately $189 million at December 31, 2002, and approximately $205 million at December 31, 2001.

     The Company also has various agreements with financial institutions that provide limited recourse on customer obligations relating to bowling capital equipment, fitness equipment and marine equipment sales. Recourse losses have not had a significant effect on the Company's results of operations. The maximum potential recourse liabilities outstanding under these programs at December 31, 2002 and 2001, were approximately $41 million and $47 million, respectively.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Other long-term notes include certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties. The assignment is not treated as a sale of the associated receivables, but as a secured obligation under SFAS No. 140. The associated receivables and related obligations are included in Other Long-Term Assets and Deferred Items - Other, respectively, and totaled $91.7 million and $88.5 million at December 31, 2002 and 2001, respectively.

     The Company had outstanding standby letters of credit, surety bonds and other financial guarantees of $167.0 million and $182.6 million at December 31, 2002 and 2001, respectively, representing conditional commitments whereby a third party has guaranteed the Company's ability to satisfy certain liabilities or obligations. Included in the amounts for 2002 and 2001 is a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the Company's appeal of a United States Tax Court determination. Refer to
NOTE 14, INCOME TAXES, for a description of the Company's reserve established in connection with the Tax Court matter. The Company also has $60.4 million and $50.2 million of standby letters of credit and surety bonds outstanding at December 31, 2002 and 2001, respectively, primarily in connection with its self-insurance workers' compensation program as required by its insurance companies and various state agencies. Under certain circumstances, such as an event of default under the Company's revolving credit facility, described further in NOTE 10, DEBT, or in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. Included in the amount for 2001 was a $13.0 million surety bond to secure damages awarded in October 1999 in a suit against the Company, pertaining to the Fitness segment, while the Company pursued an appeal. In 2002, the lawsuit was settled and the surety bond relinquished. The remaining letters of credit, surety bonds and other financial guarantees are comprised of guarantees of payment for subsidiary debt, certain performance obligations and other guarantees issued in the ordinary course of business.

     Product Warranties. The Company records a liability for standard product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and are reasonably estimable. The Company's warranty reserves are affected by product failure rates and material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual product failure rates, and actual material usage and labor costs, a revision to the warranty reserve would be required.

     Additionally, the Company's customers may purchase a warranty contract that extends product protection beyond the standard product warranty period. A deferred liability is recorded based on the amount of contracts sold, and recognized into income over the contract period in proportion to the costs expected to be incurred.

     The following activity related to product warranty liabilities at December 31, 2002, was recorded in Accrued Expenses and Deferred Items-Other (in millions):

                                                               2002
                                                              ------
Balance at January 1........................................  $157.5
Payments made...............................................   (87.4)
Provisions for contracts issued during 2002.................    96.0
Aggregate changes for preexisting warranties................     2.2
                                                              ------
Balance at December 31......................................  $168.3
                                                              ======

     Legal and Environmental. The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

     On April 18, 2002, the Company, in cooperation with the United States Consumer Products Safety Commission, announced a recall of approximately 103,000 bicycles that were sold by the Company's former bicycle division. The bicycles had been equipped with suspension forks that were purchased from a third party supplier. Some of the forks were found to have been defectively manufactured and were involved in approximately 55 reported incidents. The 2002 recall was an expansion of a prior recall involving the suspension forks, and allows consumers who purchased bicycles with an affected fork to return the fork in exchange for $65 or a replacement bicycle. In addition to the costs of administering the recall, the Company anticipates that it will incur additional costs to resolve litigation stemming from the sale of the bike forks, and faces a potential fine from the CPSC based on inadvertent delays in reporting several of the incidents involving the forks. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     On April 22, 2002, a federal court in Seattle lifted a stay in a lawsuit filed against Life Fitness by Precor Incorporated (Precor). The suit, which alleges that certain of Life Fitness' cross trainer exercise machines infringe Precor's Miller '829 patent, was stayed by the court pending reexamination of the patent by the U.S. Patent and Trademark Office (PTO). The PTO issued a modified Miller '829 patent to Precor on March 5, 2002, which led to the lifting of the stay. Trial is scheduled for July 14, 2003. This matter was initiated in January 2000 and seeks monetary damages and injunctive relief. The Company does not believe that its machines infringe the patent, as modified, but is unable to predict the outcome of this matter.

     In a separate lawsuit between the Company and Precor, a federal court in Seattle awarded Precor approximately $230,000 in attorneys' fees on June 14, 2002. The award was reduced from $5.3 million in light of an appellate court ruling in the case. This matter was originally filed in 1994 and sought monetary damages and injunctive relief. The Company believes that this matter, which was originally filed in 1994, has been finally concluded.

     During the fourth quarter of 2002, the Company settled a patent infringement lawsuit filed against it by CCS Fitness, Inc. (CCS). CCS had alleged that a front-drive cross trainer manufactured by Life Fitness infringed a patent held by CCS. This matter was initiated in 1998 and sought monetary damages and injunctive relief. In light of the settlement, the matter was dismissed with prejudice.

     On May 30, 2002, Leiserv, Inc. (Leiserv), a Company subsidiary operated by the Bowling & Billiards segment, was sued in the Circuit Court of St. Louis County, Missouri, for alleged violations of the federal Telephone Consumer Protection Act. The lawsuit was brought as a putative class action seeking monetary damages on behalf of all people and entities within two area codes in the St. Louis area who allegedly received unsolicited faxes from a service provider retained by Leiserv. Because this case remains in the early stages of litigation and raises legal issues that have not yet been fully resolved by the courts, the Company is unable to predict the outcome of this matter.

     On December 3, 2002, the United States Supreme Court reversed an Illinois Supreme Court decision that had been entered in the Company's favor in Sprietsma vs. Mercury Marine, a "propeller guard" case. In its decision, the U.S. Supreme Court rejected one of the defenses the Company had successfully asserted in Sprietsma and other cases based on federal preemption of state law. The case, which was initiated in July 1996 and sought monetary damages, was remanded to the Illinois court for further consideration. The Company believes that it has a number of other valid defenses to the claims asserted in Sprietsma, and does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has been named in a number of asbestos-related lawsuits, the majority of which involve Vapor Corporation, a former subsidiary which the Company divested in 1990. Virtually all of the asbestos suits against the Company involve numerous other defendants. The claims generally allege that the Company sold products that contained components, such as gaskets, that included asbestos, and seek monetary damages from the Company Neither the Company nor Vapor is alleged to have manufactured asbestos. The Company's insurers have settled a number of asbestos claims for nominal amounts, while a number of other claims have been dismissed. No suit has yet gone to trial. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In 1999, the United States Tax Court upheld an Internal Revenue Service
(IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. In 2000, the Company appealed the Tax Court ruling to the United States Court of Appeals for the District of Columbia and posted a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the appeal. In late 2001, the Court of Appeals rendered a decision vacating the Tax Court's opinion and remanded the case to the Tax Court for reconsideration. If the Company does not ultimately prevail, it will owe approximately $135 million, consisting of $60 million in taxes due plus $75 million of interest, net of tax. The Company has previously settled a number of other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would reduce the liability associated with the two partnership investments, to approximately $53 million, consisting of $27 million in taxes due and $26 million in interest, net of tax. The Company has established an adequate reserve for this contingency and does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution of this matter. No penalties have been asserted by the IRS to date, and the Company has not provided for any penalties or interest on such penalties.

     The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposal of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company has established reserves based on a range of current cost estimates for all known claims.

     The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $36.3 million to $68.5 million as of December 31, 2002. At December 31, 2002 and 2001, the Company had reserves for environmental liabilities of $61.7 million and $62.6 million, respectively. Environmental provisions were $0.5 million, $1.7 million and $43.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The provision for the year ended December 31, 2000, includes a $41.0 million charge resulting from an increase in the estimated cost of remediation of contamination alleged to have come from a former manufacturing facility of the Company.

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

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The effects of derivative and financial instruments are not expected to be material to the Company's financial position or results of operations.

     The carrying values of the Company's short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2002 and 2001, the fair value of the Company's long-term debt was $602.1 million and $569.6 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

     Forward Exchange Contracts. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 2002 and 2001, had contract values of $54.3 million and $18.4 million, respectively. The approximate fair value of forward exchange contracts was a $1.7 million and $0.1 million liability at December 31, 2002 and 2001, respectively. Option contracts outstanding at December 31, 2002 and 2001, had contract values of $96.4 million and $49.4 million, respectively. The approximate fair value of options contracts outstanding was a $1.7 million and $0.7 million liability at December 31, 2002 and 2001, respectively. The forward and options contracts outstanding at December 31, 2002, mature during 2003 and relate primarily to the Japanese yen, Euro and British pound.

     Interest Rate Swaps. The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on the Company's borrowings. The Company did not enter into any interest rate swap agreements in 2002. In 2001, the Company entered into four fixed-to-floating interest rate swaps with a notional amount of $150.0 million, which were terminated during 2002 in advance of their scheduled termination date in 2006. The Company recognized a deferred gain of $12.2 million, which is included in long-term debt, and will be amortized through 2006 based upon the underlying debt obligation. The estimated aggregate market value of these four agreements was a gain of less than $0.1 million at December 31, 2001.

     Commodity Swaps. The Company uses commodity swap agreements to hedge anticipated purchases of certain raw materials. Commodity swap contracts outstanding at December 31, 2002 and 2001, had notional values of $31.2 million and $34.5 million, respectively. At December 31, 2002 and 2001, the estimated fair value of these swap contracts was a net liability of $1.2 million and $2.7 million, respectively. The contracts outstanding at December 31, 2002, mature throughout 2003 and 2004.

     Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an on-going credit evaluation program and security is obtained if required. Concentrations of credit risk with respect to accounts receivable are not material to the Company's financial position, due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas, with the exception of one boatbuilder customer who had long-term notes and accounts receivable outstanding of $47.7 million and $50.1 million at December 31, 2002 and 2001, respectively.

     Accounting for Derivatives. Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their fair values. As a result of

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the adoption of this standard, in the first quarter of 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pre-tax) as a cumulative effect of a change in accounting principle, primarily resulting from interest rate swaps.

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

     A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in accumulated other comprehensive income, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is recorded directly in other income (expense). The ineffective portion of derivative transactions, including the premium or discount on option contracts, was not material to the results of operations for the year ended December 31, 2002.

     The following activity related to cash flow hedges for the year ended December 31, 2002, was recorded in accumulated other comprehensive loss (in millions):

                                                                  ACCUMULATED
                                                                  UNREALIZED
                                                               DERIVATIVE GAINS
                                                                   (LOSSES)
                                                                  YEAR ENDED
                                                               DECEMBER 31, 2002
                                                              -------------------
                                                              PRE-TAX   AFTER-TAX
                                                              -------   ---------
Beginning balance...........................................   $(3.6)     $(2.1)
Net change associated with current period hedging
  activity..................................................    (3.2)      (2.1)
Net amount reclassified into earnings.......................     3.6        2.2
                                                               -----      -----
Net accumulated unrealized derivative losses................   $(3.2)     $(2.0)
                                                               =====      =====

     The Company estimates that $0.2 million of after-tax net derivative losses deferred in accumulated other comprehensive loss will be realized in earnings over the next 12 months. At December 31, 2002, the term of derivative instruments hedging forecasted transactions ranges from one to twenty-four months.

     Fair Value Hedges -- During 2002, the Company entered into foreign currency forward contracts, which qualify as fair value hedges under the requirements of SFAS Nos. 133/138. The Company enters into foreign currency forward contracts to hedge the changes in the fair value of receivables or payables associated with changes in the exchange rates of foreign currencies. A fair value hedge requires that the change in the fair value of the forward contract and the corresponding change in the fair value of the receivable or payable of the Company's be recorded through earnings, with any difference reflecting the ineffectiveness of the hedge. Any ineffective portion of a derivative instrument's change in fair value is recorded directly in other income (expense) and was not material to the results of operations for the year ended December 31, 2002.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  ACCRUED EXPENSES

     Accrued expenses at December 31 were as follows (in millions):

                                                               2002     2001
                                                              ------   ------
Accrued compensation and benefit plans......................  $158.9   $127.2
Product warranties..........................................   139.6    138.7
Dealer allowances and discounts.............................   111.3    114.3
Insurance reserves..........................................    71.3     68.0
Environmental reserves......................................    61.7     62.6
Other.......................................................   142.7    137.4
                                                              ------   ------
  Total accrued expenses....................................  $685.5   $648.2
                                                              ======   ======

10.  DEBT

     Short-term debt at December 31 consisted of the following (in millions):

                                                               2002     2001
                                                              ------   ------
Notes payable...............................................  $  4.1   $ 13.6
Current maturities of long-term debt........................    24.8     26.4
                                                              ------   ------
  Total short-term debt.....................................  $ 28.9   $ 40.0
                                                              ======   ======

     Long-term debt at December 31 consisted of the following (in millions):

                                                               2002     2001
                                                              ------   ------
Notes, 6.75% due 2006, net of discount of $0.9 and $1.1.....  $249.1   $248.9
Notes, 7.125% due 2027, net of discount of $1.2.............   198.8    198.8
Debentures, 7.375% due 2023, net of discount of $0.6 and
  $0.7......................................................   124.4    124.3
Guaranteed ESOP debt, 8.13% payable through 2004............    15.5     24.9
Notes, 3.17% to 4.50% payable through 2004..................    14.1     29.3
Fair value adjustments and other............................    12.4      0.4
                                                              ------   ------
                                                               614.3    626.6
Current maturities..........................................   (24.8)   (26.4)
                                                              ------   ------
Long-term debt..............................................  $589.5   $600.2
                                                              ======   ======
Scheduled maturities
  2004......................................................  $  5.6
  2005......................................................     0.1
  2006......................................................   260.6
  2007......................................................      --
  Thereafter................................................   323.2
                                                              ------
       Total................................................  $589.5
                                                              ======

     In the fourth quarter of 2002, the Company deferred a realized gain of $12.2 million on the termination of interest rate swaps in advance of their scheduled termination date. This amount was reported in long-term debt and is included in Fair value adjustments and other. The deferred gain will be amortized through 2006

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

based upon the underlying debt, reducing interest expense. The amount of deferred gain included in Fair value adjustments and other was $11.5 million at December 31, 2002.

     The Company has a $350.0 million long-term revolving credit agreement with a group of banks, which terminates on November 15, 2005. Under the terms of the agreement, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by JPMorgan Chase Bank or the Federal Funds effective rate plus 0.5 percent, or a rate tied to the LIBOR rate. The Company pays a facility fee of 15 basis points per annum. Under the terms of the agreement, the Company is subject to a leverage test, as well as a restriction on secured debt. The Company was in compliance with these covenants at December 31, 2002. There were no borrowings under the revolving credit agreement during 2002, and the agreement continues to serve as support for commercial paper borrowings when commercial paper is outstanding. The Company has the ability to issue up to $100.0 million in letters of credit within the revolving credit facility, with $66.1 million in letters of credit outstanding at December 31, 2002. The Company had borrowing capacity of $283.9 million under the terms of this agreement at December 31, 2002, net of outstanding letters of credit.

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

     The Company substantially completed the disposal of its outdoor recreation segment in 2001. The net assets of discontinued operations offered for sale were zero at December 31, 2001, and $107.4 at December 31, 2000. Net assets of discontinued operations offered for sale consisted of current assets and liabilities and net property, plant and equipment for these operations, net of a reserve for disposal. On December 31, 2002, the Company decided to retain its marine accessories businesses after efforts to sell were unsuccessful. The financial results of these businesses operating under the brand names MotorGuide, Pinpoint and Swivl-Eze, were not material to the Company's consolidated financial statements.

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

     Results from discontinued operations for the years ended December 31, 2002, 2001 and 2000 were as follows (in millions):

                                                             2002     2001     2000
                                                            ------   ------   -------
Net sales.................................................  $   --   $313.3   $ 695.3
PRE-TAX LOSS:
Loss from discontinued operations.........................  $   --   $   --   $(104.6)
Loss from disposal of discontinued operations.............      --       --    (305.3)
                                                            ------   ------   -------
Pre-tax loss..............................................  $   --   $   --   $(409.9)
                                                            ======   ======   =======

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

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The 2000 loss from discontinued operations, $104.6 million pre-tax, included the write-off of goodwill and other long-term assets related to the camping business ($76.0 million pre-tax, $50.0 million after-tax) that was recorded in the second quarter of 2000. The write-off was necessary as the Company determined that additional actions would not improve operating performance to levels sufficient to recover its investment in these assets. Also included were asset write-downs and restructuring costs, primarily severance in the fishing and camping businesses, necessitated by a change in business conditions and the decision to outsource the manufacture of fishing reels that were previously manufactured in-house.

     The loss from disposal recorded in 2000 totaled $305.3 million pre-tax and $229.6 million after-tax. The losses associated with the disposition of these businesses were based on an estimate of cash proceeds, net of costs to sell, along with an estimate of results of operations for these businesses from the date the decision was made to dispose of the businesses through the actual disposition date. The tax benefits associated with the disposal reflect the non-deductibility of losses on the sale of the cooler business. Cash generated from these dispositions, including cash proceeds, net of costs to sell, cash required to fund operations through disposition and related tax benefits realized in connection with the divestitures, was approximately $275 million after-tax through December 31, 2001.

12.  STOCK PLANS AND MANAGEMENT COMPENSATION

     Under the 1991 Stock Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other types of awards to executives and other management employees. Issuances under the plan may be from either authorized but unissued shares or treasury shares. As of December 31, 2002, the plan allows for the issuance of a maximum of 16.2 million shares. Shares available for grant totaled 0.6 million at December 31, 2002.

     Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resource and Compensation Committee of the Board of Directors. Options generally vest over three to five years, or immediately in the event of a change in control. The option price per share cannot be less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of nonemployee directors. Stock option activity for all plans for the three years ended December 31, was as follows:

                                          2002                     2001                     2000
                                 ----------------------   ----------------------   ----------------------
                                               WEIGHTED                 WEIGHTED                 WEIGHTED
                                    STOCK      AVERAGE       STOCK      AVERAGE       STOCK      AVERAGE
                                   OPTIONS     EXERCISE     OPTIONS     EXERCISE     OPTIONS     EXERCISE
                                 OUTSTANDING    PRICE     OUTSTANDING    PRICE     OUTSTANDING    PRICE
                                 -----------   --------   -----------   --------   -----------   --------
                                                          (OPTIONS IN THOUSANDS)
Outstanding on January 1.......    10,481       $21.87       8,874       $22.18       7,965       $22.78
Granted........................     1,013       $25.10       2,685       $20.02       1,686       $18.91
Exercised......................    (2,045)      $20.06        (560)      $17.57        (193)      $16.23
Forfeited......................      (183)      $28.21        (518)      $22.14        (584)      $22.91
                                   ------                   ------                    -----
Outstanding on December 31.....     9,266       $22.51      10,481       $21.87       8,874       $22.18
                                   ======                   ======                    =====
Exercisable on December 31.....     5,793       $23.24       6,067       $22.92       5,307       $23.23

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                           -----------------------------------------------   ---------------------------------
                                                     WEIGHTED     WEIGHTED                            WEIGHTED
                                                      AVERAGE     AVERAGE                             AVERAGE
                                   NUMBER           CONTRACTUAL   EXERCISE           NUMBER           EXERCISE
RANGE OF EXERCISE PRICE         OUTSTANDING            LIFE        PRICE          EXERCISABLE          PRICE
-----------------------    ----------------------   -----------   --------   ----------------------   --------
                           (OPTIONS IN THOUSANDS)                            (OPTIONS IN THOUSANDS)
$12.56 to 18.50..........            449             3.8 years     $18.20              402             $18.23
$18.51 to 19.99..........          4,043             7.2 years     $19.55            1,999             $19.49
$20.00 to 25.00..........          3,284             6.3 years     $22.99            2,083             $22.86
$25.01 to 35.44..........          1,490             5.0 years     $30.79            1,309             $31.10

     The weighted-average fair value of individual options granted during 2002, 2001 and 2000 is $8.33, $5.46 and $5.85, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2002, 2001 and 2000, respectively:

                                                               2002      2001      2000
                                                              -------   -------   -------
Risk-free interest rate.....................................      4.2%      4.2%      6.1%
Dividend yield..............................................      2.0%      2.8%      2.5%
Volatility factor...........................................     37.4%     33.1%     32.7%
Weighted-average expected life..............................  5 YEARS   5 years   5 years

     The Company maintains a leveraged employee stock ownership plan (ESOP) that covers all domestic employees of the Company who have been employed by the Company on or before the first day of the ESOP's year and on December 1 of the ESOP's year and have completed at least 1,000 hours of service during the year. In April 1989, the ESOP borrowed $100 million to purchase 5,095,542 shares of the Company's common stock at $19.625 per share. The debt of the ESOP is guaranteed by the Company and is recorded in the Company's financial statements. All ESOP shares are considered outstanding for earnings per share purposes. The ESOP shares are maintained in a suspense account until released and allocated to participants' accounts. Shares committed-to-be-released, allocated and remaining in suspense at December 31 were as follows:

                                                              2002    2001
                                                              -----   -----
                                                               (SHARES IN
                                                               THOUSANDS)
Committed-to-be-released....................................    272     285
Allocated...................................................  2,219   2,131
Suspense....................................................    493     822

     Under the grandfather provisions of Statement of Position (SOP) 93-6, the expense recorded by the Company is based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividends received. Dividends are primarily used by the ESOP to pay down debt. The Company's contributions to the ESOP, along with related expense amounts, were as follows (in millions):

                                                              2002    2001    2000
                                                              -----   -----   -----
Compensation expense........................................  $ 7.7   $ 6.9   $ 6.2
Interest expense............................................    1.7     2.6     3.1
Dividends...................................................    1.8     1.7     1.9
                                                              -----   -----   -----
  Total debt service payments...............................  $11.2   $11.2   $11.2
                                                              =====   =====   =====

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of the unearned ESOP shares was approximately $9.8 million and $17.9 million at December 31, 2002 and 2001, respectively. The ESOP agreement terminates in 2004.

     The Company has certain employment agreements and a severance plan that become effective upon a change in control of the Company, which will result in compensation expense in the period in which a change in control occurs.

13.  PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company has qualified and nonqualified pension plans, defined contribution plans and other postretirement benefit plans covering substantially all of its employees. The Company's domestic pension and retiree health care and life insurance benefit plans are discussed below. The Company's salaried pension plan was closed to new participants effective April 1, 1999. This plan was replaced with a defined contribution plan for certain employees not meeting age and service requirements and for new hires. The Company's foreign benefit plans are not significant individually or in the aggregate.

     Pension and other postretirement benefit (income) costs included the following components for 2002, 2001 and 2000 (in millions):

                                                                           OTHER POSTRETIREMENT
                                                   PENSION BENEFITS              BENEFITS
                                               -------------------------   ---------------------
                                                2002     2001     2000     2002    2001    2000
                                               ------   ------   -------   -----   -----   -----
Service cost.................................  $ 15.7   $ 16.9   $  15.4   $ 1.8   $ 1.9   $ 1.5
Interest cost................................    57.8     55.9      51.6     5.4     4.2     3.8
Expected return on plan assets...............   (62.1)   (69.6)    (74.6)     --      --      --
Amortization of prior service cost...........     5.7      5.9       3.1    (0.5)   (0.5)   (0.5)
Amortization of net (gain) loss..............     3.2      0.6      (2.7)   (0.1)   (0.9)   (1.5)
Settlement/curtailment (gain) loss...........     1.7       --        --    (1.5)     --      --
                                               ------   ------   -------   -----   -----   -----
  Net pension and other benefit costs
     (income)................................  $ 22.0   $  9.7   $  (7.2)  $ 5.1   $ 4.7   $ 3.3
                                               ======   ======   =======   =====   =====   =====

     A reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending December 31, 2002, and a statement of the funded status at December 31 for these years for the Company's domestic pension plans follow (in millions):

                                                                             OTHER POSTRETIREMENT
                                                      PENSION BENEFITS             BENEFITS
                                                     -------------------     ---------------------
                                                      2002        2001         2002         2001
                                                     -------     -------     --------     --------
RECONCILIATION OF BENEFIT OBLIGATION:
  Benefit obligation at previous December 31.......  $ 820.6     $ 764.2      $ 84.3       $ 64.6
  Service cost.....................................     15.7        16.9         1.8          1.9
  Interest cost....................................     57.8        55.9         5.4          4.2
  Curtailment gain.................................       --          --        (1.5)          --
  Participant contributions........................       --          --         2.3          2.6
  Plan amendments..................................      0.2          --       (12.9)        (0.2)
  Actuarial (gain) loss............................     25.5        26.6        (0.5)        18.1
  Benefit payments.................................    (44.1)      (43.0)       (6.3)        (6.9)
  Settlement payment...............................     (5.9)         --          --           --
                                                     -------     -------      ------       ------
Benefit obligation at December 31..................  $ 869.8     $ 820.6      $ 72.6       $ 84.3
                                                     -------     -------      ------       ------

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                             OTHER POSTRETIREMENT
                                                      PENSION BENEFITS             BENEFITS
                                                     -------------------     ---------------------
                                                      2002        2001         2002         2001
                                                     -------     -------     --------     --------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
  Fair value of plan assets at January 1...........  $ 710.7     $ 753.5      $   --       $   --
  Actual return on plan assets.....................    (75.1)      (12.3)         --           --
  Employer contributions...........................     53.3        12.5         4.0          4.3
  Participant contributions........................       --          --         2.3          2.6
  Benefit payments.................................    (44.1)      (43.0)       (6.3)        (6.9)
  Settlement payment...............................     (5.9)         --          --           --
                                                     -------     -------      ------       ------
Fair value of plan assets at December 31...........  $ 638.9     $ 710.7      $   --       $   --
                                                     -------     -------      ------       ------
FUNDED STATUS:
  Funded status at December 31.....................  $(230.9)    $(109.9)     $(72.6)      $(84.3)
  Unrecognized prior service cost (credit).........     38.3        43.8       (16.7)        (4.2)
  Unrecognized actuarial (gain) loss...............    285.6       127.8        (3.5)        (3.2)
                                                     -------     -------      ------       ------
Prepaid (accrued) benefit cost.....................  $  93.0     $  61.7      $(92.8)      $(91.7)
                                                     =======     =======      ======       ======

     Pension plan assets include 1.8 million shares of the Company's common stock with a market value of $36.7 million at December 31, 2002. Dividends received on the Company's common stock totaled $0.9 million in 2002. The $5.9 million settlement payment in 2002 represents a lump sum distribution to a former executive for benefits earned in the Company's unfunded, nonqualified pension plan. Plan amendments totaling $12.9 million included in Other Postretirement Benefits in 2002 principally relate to plan design changes including the reduction of medical and life insurance benefits for certain employees.

     The amounts included in the Company's balance sheets as of December 31 were as follows (in millions):

                                                                             OTHER POSTRETIREMENT
                                                        PENSION BENEFITS           BENEFITS
                                                       ------------------    ---------------------
                                                        2002       2001        2002         2001
                                                       -------    -------    --------     --------
Prepaid benefit cost.................................  $ 119.4    $  92.9     $   --       $   --
Accrued benefit liability............................   (282.3)    (101.4)     (92.8)       (91.7)
Intangible asset.....................................     32.4       36.1         --           --
Accumulated other comprehensive income...............    223.5       34.1         --           --
                                                       -------    -------     ------       ------
  Net amount recognized..............................  $  93.0    $  61.7     $(92.8)      $(91.7)
                                                       =======    =======     ======       ======

     Three of the Company's five qualified pension plans had accumulated benefit obligations in excess of plan assets at December 31, 2002. The projected and accumulated benefit obligations for these plans were $781.9 million and $749.1 million, respectively, and the fair value of assets for these plans was $589.5 million at December 31, 2002. The Company's unfunded, nonqualified pension plan had projected and accumulated benefit obligations of $38.5 million and $30.3 million, respectively, at December 31, 2002, and $44.1 million and $34.4 million, respectively, at December 31, 2001. One of the Company's qualified pension plans had an accumulated benefit obligation in excess of plan assets at December 31, 2001. The projected and accumulated benefit obligations for this plan were $183.1 million and the fair value of assets was $150.7 million at December 31, 2001. The Company's other postretirement benefit plans are not funded.

     Adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's qualified pension plans. As a result, the Company was required to record a minimum pension liability adjustment in accordance with SFAS No. 87, "Employers'

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Accounting for Pensions," in Total Accumulated Other Comprehensive Income of $189.4 million pre tax ($115.7 million after-tax), $24.4 million pre-tax ($14.6 million after-tax) and $9.4 million pre-tax ($6.0 million after-tax) at December 31, 2002, 2001 and 2000, respectively.

     Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Accumulated gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of assets are amortized over the remaining service period of active plan participants. Benefit obligations were determined using the following assumptions:

                                                              2002   2001
                                                              ----   ----
Discount rate...............................................  6.75%  7.25%
Long-term rate of return on plan assets.....................  9.0%   9.5%
Rate of compensation increase...............................  4.5%   5.5%

     The Company utilizes the Moody's Aa long-term corporate bond yield as a basis for determining the discount rate with a yield adjustment made for the longer duration of the Company's obligations. As a result of the decline in Moody's Aa long-term corporate bond yield and the overall declining interest rate environment, the Company lowered its discount rate assumption used to determine pension obligations from 7.25 percent to 6.75 percent at December 31, 2001 and 2002, respectively. The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on the historical experience and future expectations on investment returns. The Company chooses a rate of return on plan assets that it believes is an appropriate long-term average return. The expected return on plan assets takes into account estimated future investment returns for various asset classes held in the plan's portfolio. The Company lowered its investment return assumptions in determining pension cost to 9.0 percent in 2002 compared with 9.5 percent in 2001 and 2000.

     The health care cost trend rate for 2003 for pre-65 benefits was assumed to be 9.0 percent, gradually declining to 5.0 percent in 2006 and remaining at that level thereafter. The trend rate for post-65 benefits was assumed to be 11.0 percent, gradually declining to 5.0 percent in 2008 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the assumed health care trend rate would increase the combined service and interest cost components of net postretirement health care benefit cost by $0.6 million in 2002 and increase the health care component of the accumulated postretirement benefit obligation by $6.2 million at December 31, 2002. A one percent decrease in the assumed health care trend rate would decrease the service and interest cost components of net postretirement health care benefit cost by $0.5 million in 2002 and decrease the health care component of the accumulated postretirement benefit obligation by $5.5 million at December 31, 2002. The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

     The Company also has defined contribution retirement plans covering most of its employees. The Company's contributions to these plans are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to these plans was $26.2 million, $21.3 million and $22.6 million in 2002, 2001 and 2000, respectively. Company contributions to multiemployer plans were $1.4 million, $1.9 million and $1.7 million in 2002, 2001 and 2000, respectively.

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  INCOME TAXES

     The sources of earnings before income taxes are as follows (in millions):

                                                               2002     2001     2000
                                                              ------   ------   ------
United States...............................................  $150.7   $120.8   $316.1
Foreign.....................................................    10.9     11.4      7.2
                                                              ------   ------   ------
  Earnings before income taxes..............................  $161.6   $132.2   $323.3
                                                              ======   ======   ======

     The income tax provision for continuing operations consisted of the following (in millions):

                                                              2002     2001     2000
                                                              -----   ------   ------
CURRENT TAX EXPENSE:
  U.S. Federal..............................................  $30.1   $(14.1)  $109.4
  State and local...........................................   (5.0)    10.1     21.1
  Foreign...................................................   (0.6)     3.2      8.6
                                                              -----   ------   ------
       Total current........................................   24.5     (0.8)   139.1
                                                              -----   ------   ------
DEFERRED TAX EXPENSE:
  U.S. Federal..............................................   16.0     48.4     (6.9)
  State and local...........................................   12.7     (3.9)    (6.7)
  Foreign...................................................    4.9      3.8     (4.4)
                                                              -----   ------   ------
       Total deferred.......................................   33.6     48.3    (18.0)
                                                              -----   ------   ------
       Total provision......................................  $58.1   $ 47.5   $121.1
                                                              =====   ======   ======

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31 were as follows (in millions):

                                                               2002     2001
                                                              ------   ------
CURRENT DEFERRED TAX ASSETS:
  Bad debts.................................................  $ 15.8   $ 15.2
  Standard and extended product warranties..................    71.5     63.0
  Dealer allowances and discounts...........................    38.2     35.7
  Insurance reserves........................................    23.4     22.6
  Discontinued operations...................................    18.0     32.4
  Litigation and environmental reserves.....................    29.5     28.9
  Loss carryforwards........................................    28.9     29.1
  Other.....................................................    80.1     80.9
  Valuation allowance.......................................    (0.3)    (0.3)
                                                              ------   ------
       Total current deferred tax assets....................  $305.1   $307.5
                                                              ======   ======
NON-CURRENT DEFERRED TAX LIABILITIES (ASSETS):
  Depreciation and amortization.............................  $ 73.7   $ 84.6
  Other assets and investments..............................    92.0     87.2
  Pension...................................................    35.4     22.5
  Postretirement benefits...................................   (46.1)   (45.0)
  Minimum pension liability adjustment......................   (87.0)   (13.3)
  Other.....................................................    76.1     49.2
                                                              ------   ------
       Total non-current deferred tax liabilities...........  $144.1   $185.2
                                                              ======   ======

     At December 31, 2002, the Company has state tax net operating loss (NOL) carryforwards totaling $28.9 million available to reduce future taxable income. The NOL carryforward expires at various intervals between the years 2003 and 2021.

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

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

                                                              2002    2001     2000
                                                              -----   -----   ------
                                                                  (IN MILLIONS)
Income tax provision at 35%.................................  $56.5   $46.3   $113.1
State and local income taxes, net of Federal income tax
  effect....................................................    5.0     4.0      9.4
Foreign sales corporation benefit...........................   (2.5)   (4.0)    (4.9)
Taxes related to foreign income, net of credits.............    0.2     1.4      2.6
Goodwill and other amortization.............................   (0.4)    2.0      1.6
Other.......................................................   (0.7)   (2.2)    (0.7)
                                                              -----   -----   ------
     Actual income tax provision............................  $58.1   $47.5   $121.1
                                                              =====   =====   ======
Effective tax rate..........................................   36.0%   36.0%    37.5%

     In 1999, the United States Tax Court upheld an Internal Revenue Service
(IRS) determination that resulted in the disallowance of capital losses and other expenses from two partnership investments for 1990 and 1991. In 2000, the Company appealed the Tax Court ruling to the United States Court of Appeals for the District of Columbia and posted a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the appeal. In late 2001, the Court of Appeals rendered a decision vacating the Tax Court's opinion and remanded the case to the Tax Court for reconsideration. If the Company does not ultimately prevail, it will owe approximately $135 million, consisting of $60 million in taxes due plus $75 million of interest, net of tax. The Company has previously settled a number of other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would reduce the liability associated with the two partnership investments to approximately $53 million, consisting of $27 million in taxes due and $26 million in interest, net of tax. The Company has established an adequate reserve for this contingency and does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution of this matter. No penalties have been asserted by the IRS to date, and the Company has not provided for any penalties or interest on such penalties.

15.  LEASES

     The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers, fitness retail locations, and certain personal property. The longest of these obligations extends through 2025. Most leases contain renewal options and some contain purchase options. Many leases for Company-operated bowling centers contain escalation clauses, and many provide for contingent rentals based on percentages of gross revenue. No leases contain restrictions on the Company's activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following (in millions):

                                                              2002    2001    2000
                                                              -----   -----   -----
Basic expense...............................................  $42.5   $40.3   $37.5
Contingent expense..........................................    1.9     1.0     0.3
Sublease income.............................................   (1.1)   (1.4)   (2.1)
                                                              -----   -----   -----
Rent expense, net...........................................  $43.3   $39.9   $35.7
                                                              =====   =====   =====

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum rental payments at December 31, 2002, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows (in millions):

2003........................................................  $ 28.7
2004........................................................    23.4
2005........................................................    19.8
2006........................................................    15.8
2007........................................................    11.8
Thereafter..................................................    35.4
                                                              ------
     Total (not reduced by minimum sublease rentals of $1.7
      million)..............................................  $134.9
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

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  INVESTMENTS

     The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. Summary financial information of the unconsolidated equity method affiliates for the year ended December 31 is presented below (in millions):

                                                               2002     2001     2000
                                                              ------   ------   -------
Net sales...................................................  $241.8   $231.7   $ 266.8
Gross margin................................................  $ 24.4   $ 40.0   $  45.3
Net earnings (loss).........................................  $  6.1   $  0.2   $  (5.9)
Company's share of net earnings (loss)......................  $  3.0   $ (4.0)  $  (3.6)

Current assets..............................................  $ 82.4   $ 59.1   $  99.4
Noncurrent assets...........................................    71.1     88.7     121.0
                                                              ------   ------   -------
Total assets................................................   153.5    147.8     220.4
Current liabilities.........................................   (80.3)   (83.4)   (120.9)
Noncurrent liabilities......................................   (27.5)   (22.0)    (45.8)
                                                              ------   ------   -------
Net assets..................................................  $ 45.7   $ 42.4   $  53.7
                                                              ======   ======   =======

     The Company's sales to and purchases from the above investments, along with the corresponding receivables and payables, were not material to the Company's overall results of operations for the years ended December 31, 2002, 2001 and 2000, respectively, and its financial position as of December 31, 2002 and 2001. In 2001, the Company recorded impairment charges and purchase accounting adjustments of $4.2 million on certain investments, which were not recorded in the affiliates' net earnings.

     The Company had Available-for-Sale equity investments with a fair market value of $38.4 million and $38.5 million at December 31, 2002 and 2001, respectively. The unrealized gain, recorded net of deferred taxes, has been included as a separate component of shareholders' equity and was $2.7 million at December 31, 2002, compared to an unrealized loss, net of deferred taxes, of $1.7 million at December 31, 2001.

     In 2000, the Company made $38.1 million of investments in Internet-related businesses and fitness equipment distribution alliances. Also in 2000, the Company recorded a charge of $14.1 million to write-down investments in certain Internet-related businesses.

18.  TREASURY AND PREFERRED STOCK

     Treasury stock activity for the past three years was as follows:

                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (SHARES IN THOUSANDS)
Balance at January 1.......................................  14,739   15,194   10,727
Compensation plans and other...............................  (2,362)    (455)    (257)
Stock repurchases..........................................      --       --    4,724
                                                             ------   ------   ------
Balance at December 31.....................................  12,377   14,739   15,194
                                                             ======   ======   ======

     At December 31, 2002, 2001 and 2000, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2002, 2001 and 2000).

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19.  FINANCIAL SERVICES

     The Company established a joint venture in 2002 with Transamerica Distribution Finance to provide financial products and services to customers of the Company's domestic marine businesses. The venture, Brunswick Acceptance Company, LLC (BAC), will provide secured wholesale floor-plan financing to the Company's boat dealers and may provide other financial services in support of the Company's marine businesses. In addition, the parties contemplate that BAC will purchase and service a portion of Mercury Marine's accounts receivable for its boatbuilder customers. The Company owns a 15 percent interest in the joint venture initially, but will increase its ownership to 49 percent by July 15, 2003. BAC became operational in January 2003.

20.  SUBSEQUENT EVENTS

     In January 2003, the Company purchased a 36 percent equity interest in Bella-Veneet OY (Bella), a boat manufacturer located in Finland. The Company will account for this investment using the equity method and will have the option to acquire the remaining equity interest of Bella in 2007.

21.  QUARTERLY DATA (UNAUDITED)

                                                               QUARTER
                                               ----------------------------------------
                                                   1ST         2ND       3RD      4TH       YEAR
                                               -----------   --------   ------   ------   --------
                                               (RESTATED)*
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
2002
Net sales....................................    $866.7      $1,017.2   $900.0   $928.0   $3,711.9
                                                 ------      --------   ------   ------   --------
Gross margin.................................    $191.4      $  239.8   $205.6   $223.1   $  859.9
                                                 ------      --------   ------   ------   --------
Earnings from continuing operations..........    $ 13.2      $   46.2   $ 23.6   $ 20.5   $  103.5
Cumulative effect of change in accounting
  principle, net of tax......................     (25.1)           --       --       --      (25.1)
                                                 ------      --------   ------   ------   --------
Net earnings (loss)..........................    $(11.9)     $   46.2   $ 23.6   $ 20.5   $   78.4
                                                 ------      --------   ------   ------   --------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations..........    $ 0.15      $   0.51   $ 0.26   $ 0.23   $   1.15
Cumulative effect of change in accounting
  principle, net of tax......................     (0.28)           --       --       --      (0.28)
                                                 ------      --------   ------   ------   --------
Net earnings (loss)..........................    $(0.13)     $   0.51   $ 0.26   $ 0.23   $   0.87
                                                 ------      --------   ------   ------   --------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations..........    $ 0.15      $   0.51   $ 0.26   $ 0.22   $   1.14
Cumulative effect of change in accounting
  principle, net of tax......................     (0.28)           --       --       --      (0.28)
                                                 ------      --------   ------   ------   --------
Net earnings (loss)..........................    $(0.13)     $   0.51   $ 0.26   $ 0.22   $   0.86
                                                 ------      --------   ------   ------   --------
Dividends declared...........................    $   --      $     --   $   --   $ 0.50   $   0.50
COMMON STOCK PRICE (NYSE SYMBOL: BC):
  High.......................................    $28.25      $  30.01   $28.20   $22.53   $  30.01
  Low........................................    $21.51      $  24.68   $18.30   $18.48   $  18.30

                             BRUNSWICK CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               QUARTER
                                               ----------------------------------------
                                                   1ST         2ND       3RD      4TH       YEAR
                                               -----------   --------   ------   ------   --------
                                               (RESTATED)*
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
2001
Net sales....................................    $913.2      $  928.8   $811.0   $717.8   $3,370.8
                                                 ------      --------   ------   ------   --------
Gross margin.................................    $225.8      $  228.0   $178.7   $150.9   $  783.4
                                                 ------      --------   ------   ------   --------
Earnings (loss) from continuing operations...    $ 39.5      $   41.5   $  6.3   $ (2.6)  $   84.7
Cumulative effect of change in accounting
  principle, net of tax......................      (2.9)           --       --       --       (2.9)
                                                 ------      --------   ------   ------   --------
Net earnings (loss)..........................    $ 36.6      $   41.5   $  6.3   $ (2.6)  $   81.8
                                                 ------      --------   ------   ------   --------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations..........    $ 0.45      $   0.47   $ 0.07   $(0.03)  $   0.96
Cumulative effect of change in accounting
  principle, net of tax......................     (0.03)           --       --       --      (0.03)
                                                 ------      --------   ------   ------   --------
Net earnings (loss)..........................    $ 0.42      $   0.47   $ 0.07   $(0.03)  $   0.93
                                                 ------      --------   ------   ------   --------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Earnings from continuing operations..........    $ 0.45      $   0.47   $ 0.07   $(0.03)  $   0.96
Cumulative effect of change in accounting
  principle, net of tax......................     (0.03)           --       --       --      (0.03)
                                                 ------      --------   ------   ------   --------
Net earnings (loss)..........................    $ 0.42      $   0.47   $ 0.07   $(0.03)  $   0.93
                                                 ------      --------   ------   ------   --------
Dividends declared...........................    $0.125      $  0.125   $0.125   $0.125   $   0.50
COMMON STOCK PRICE (NYSE SYMBOL: BC):
  High.......................................    $23.00      $  25.01   $24.60   $22.25   $  25.01
  Low........................................    $14.81      $  18.76   $14.03   $16.70   $  14.03

* Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and accordingly no longer amortizes goodwill and other certain intangible assets, but tests these assets annually for impairment. In the second quarter of 2002, the Company completed its impairment testing and recorded as a cumulative effect of a change in accounting principle a one-time non-cash charge of $29.8 million pre-tax ($25.1 million after-tax, or $0.28 per diluted share) to reduce the carrying amount of goodwill. The Company has restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required under SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."

                                                                    EXHIBIT 23.1

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements (Forms S-3 No. 333-71344, No. 33-61512, and No. 333-9997 and Forms S-8 No.
33-55022, No. 33-56193, No. 33-61835, No. 33-65217, No. 333-04289, No.
333-27157, No. 333-77431, and No. 333-77457), as amended, and in the related
Prospectus of Brunswick Corporation of our report dated January 28, 2003, with respect to the 2002 consolidated financial statements and schedule of Brunswick Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2003

                             BRUNSWICK CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

ALLOWANCES FOR                  BALANCE AT
POSSIBLE LOSSES ON              BEGINNING      CHARGES TO                                         BALANCE AT
RECEIVABLES                     OF PERIOD    PROFIT AND LOSS   WRITE-OFFS   RECOVERIES   OTHER    YEAR END OF
------------------              ----------   ---------------   ----------   ----------   -----   -------------
2002..........................    $26.1           $10.8          $ (6.6)       $0.8      $(0.7)      $31.8
                                  =====           =====          ======        ====      =====       =====
2001..........................    $21.2           $13.7          $(13.1)       $0.5      $ 3.8       $26.1
                                  =====           =====          ======        ====      =====       =====
2000..........................    $18.4           $11.4          $ (8.9)       $1.0      $(0.7)      $21.2
                                  =====           =====          ======        ====      =====       =====

     This schedule reflects only the financial information of continuing operations.

                                BALANCE AT
DEFERRED TAX ASSET              BEGINNING      CHARGES TO                                         BALANCE AT
VALUATION ALLOWANCE             OF PERIOD    PROFIT AND LOSS   WRITE-OFFS   RECOVERIES   OTHER    END OF YEAR
-------------------             ----------   ---------------   ----------   ----------   -----   -------------
2002..........................     $0.3           $  --          $  --        $  --      $ --        $0.3
                                   ====           =====          =====        =====      =====       ====
2001..........................     $0.3           $  --          $  --        $  --      $ --        $0.3
                                   ====           =====          =====        =====      =====       ====
2000..........................     $0.3           $  --          $  --        $  --      $ --        $0.3
                                   ====           =====          =====        =====      =====       ====

     This schedule reflects only the financial information of continuing operations.

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   3.1        Restated Certificate of Incorporation of the Company filed as Exhibit 19.2 to the Company's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1987, and hereby
              incorporated by reference.
   3.2        Certificate of Designation, Preferences and Rights of Series
              A Junior Participating Preferred Stock filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for 1995, and
              hereby incorporated by reference.
   3.3        By-Laws of the Company.
   4.1        Indenture dated as of March 15, 1987, between the Company
              and Continental Illinois National Bank and Trust Company of
              Chicago filed as Exhibit 4.1 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1987,
              and hereby incorporated by reference.
   4.2        Officers' Certificate setting forth terms of the Company's
              $125,000,000 principal amount of 7 3/8% Debentures due
              September 1, 2023, filed as Exhibit 4.3 to the Company's
              Annual Report on Form 10-K for 1993, and hereby incorporated by reference.
   4.3        Form of the Company's $250,000,000 principal amount of
              6 3/4% Notes due December 15, 2006, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10,
              1996, and hereby incorporated by reference.
   4.4        Form of the Company's $200,000,000 principal amount of
              7 1/8% Notes due August 1, 2027, filed as Exhibit 4.1 to the
              Company's Current Report on Form 8-K dated August 4, 1997, and hereby incorporated by reference.
   4.5        The Company's agreement to furnish additional debt
              instruments upon request by the Securities and Exchange
              Commission filed as Exhibit 4.10 to the Company's Annual
              Report on Form 10-K for 1980, and hereby incorporated by
              reference.
   4.6        Rights Agreement dated as of February 5, 1996, between the
              Company and Harris Trust and Savings Bank filed as Exhibit 1 to the Company's Registration Statement for Preferred Share
              Purchase Rights on Form 8-A dated March 13, 1996, and hereby incorporated by reference.
   4.7        Credit Agreement dated as of May 22, 1997, setting forth the terms of the Company's $400,000,000 Revolving Credit and
              Competitive Advance Facility with Chase Manhattan Bank,
              administrative agent, and other lenders identified in the
              Credit Agreement, filed as Exhibit 4.7 to the Company's
              Annual Report on Form 10-K for 2001, and hereby incorporated by reference.
   4.8        Credit Agreement dated as of November 15, 2002, setting
              forth the terms of the Company's $350,000,000 Revolving
              Credit and Competitive Bid Loan Facility with JPMorgan Chase
              Bank, administrative agent, and other lenders identified in the Credit Agreement.
  10.1*       Employment Agreement dated December 1, 1995, by and between the Company and Peter B. Hamilton filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for 1995, and
              hereby incorporated by reference.
  10.2*       Amendment dated as of October 9, 1998, to Employment
              Agreement by and between the Company and Peter B. Hamilton filed as Exhibit 10.1 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1998, and
              hereby incorporated by reference.
  10.3*       Form of Change of Control Agreement by and between the
              Company and each of K. J. Chieger, T.J. Chung, W. J. Gress,
              K. S. Grodzki, P. B. Hamilton, P. G. Leemputte, B. R.
              Lockridge, P. C. Mackey, D. E. McCoy, W. L. Metzger, V. J.
              Reich, C. M. Sladnick, M. I. Smith, D. B. Tompkins, C.
              Trudell and J. P. Zelisko, filed as Exhibit 10.5 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 2000, and hereby incorporated by reference.
  10.4*       Form of Change of Control Agreement by and between the
              Company and G. W. Buckley filed as Exhibit 10.6 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 2000, and hereby incorporated by reference.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.5*       1994 Stock Option Plan for Non-Employee Directors filed as
              Exhibit A to the Company's definitive Proxy Statement dated
              March 25, 1994, for the Annual Meeting of Stockholders on
              April 27, 1994, and hereby incorporated by reference.
  10.6*       1995 Stock Plan for Non-Employee Directors filed as Exhibit
              10.4 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1998, and hereby incorporated by reference.
  10.7*       Supplemental Pension Plan filed as Exhibit 10.7 to the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended September 30, 1998, and hereby incorporated by
              reference.
  10.8*       Form of insurance policy issued for the life of each of the
              Company's executive officers, together with the
              specifications for each of these policies, filed as Exhibit
              10.21 to the Company's Annual Report on Form 10-K for 1980,
              and hereby incorporated by reference. The Company pays the premiums for these policies and will recover premiums paid prior to July 30, 2002, with some exceptions, from the
              policy proceeds.
  10.9*       Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, D. J. Bern, J. L. Bleustein, M.
              J. Callahan, M. A. Fernandez, P. Harf, J. W. Lorsch, B.
              Martin Musham, G.H. Phillips, R. L. Ryan, R. C. Stayer, and
              R. W. Schipke filed as Exhibit 19.2 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1986, and hereby incorporated by reference.
  10.10*      Form of Indemnification Agreement by and between the Company and each of G. W. Buckley, K. J. Chieger, T.J. Chung, W. J.
              Gress, K. S. Grodzki, P. B. Hamilton, P. G. Leemputte, B. R.
              Lockridge, P. C. Mackey, D. E. McCoy, W. L. Metzger, V. J.
              Reich, C. M. Sladnick, M. I. Smith, D. B. Tompkins, C.
              Trudell and J. P. Zelisko, filed as Exhibit 19.4 to the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended September 30, 1986, and hereby incorporated by
              reference.
  10.11*      1991 Stock Plan filed as Exhibit 10 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1999, and hereby incorporated by reference.
  10.12*      Change in Control Severance Plan filed as Exhibit 10.6 to
              the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by
              reference.
  10.13*      Brunswick Performance Plan for 2001 filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for 2000, and
              hereby incorporated by reference.
  10.14*      Brunswick Performance Plan for 2002 filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for 2001, and
              hereby incorporated by reference.
  10.15*      Brunswick Performance Plan for 2003.
  10.16*      Brunswick Strategic Incentive Plan for 2000-2001 filed as
              Exhibit 10.21 to the Company's Annual Report on Form 10-K
              for 1999, and hereby incorporated by reference.
  10.17*      Brunswick Strategic Incentive Plan for 2001-2002 filed as
              Exhibit 10.19 to the Company's Annual Report on Form 10-K
              for 2000, and hereby incorporated by reference.
  10.18*      Brunswick Strategic Incentive Plan for 2002-2003.
  10.19*      1997 Stock Plan for Non-Employee Directors filed as Exhibit
              10.3 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1998, and hereby incorporated by reference.
  10.20*      Elective Deferred Compensation Plan filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by
              reference.
  10.21*      Automatic Deferred Compensation Plan filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1998, and hereby incorporated by reference.
  10.22*      Promissory Note dated March 2, 2001, by and between George
              W. Buckley and the Company filed as Exhibit 10.26 to the
              Company's Annual Report on Form 10-K for 2000, and hereby
              incorporated by reference.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  12.1        Statement regarding computation of ratios.
  16.1        Letter of Arthur Andersen LLP regarding change in certifying accountant filed as Exhibit 16.1 to the Company's Report on
              Form 8-K filed March 15, 2002, and hereby incorporated by
              reference.
  21.1        Subsidiaries of the Company.
  23.1        Consent of Independent Auditors is on page 80 of this
              Report.
  24.1        Powers of Attorney.
  99.1        Certification of Chief Executive Officer
  99.2        Certification of Chief Financial Officer

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.