Form 10-Q
period 2003-03-31
BRUNSWICK CORP
filed 2003-05-15
CIK 14930

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

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

  YES  X    No

At MAY 9, 2003, there were 90,278,010 shares of common stock ($0.75 par value) outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                             BRUNSWICK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                            2003      2002
                                                                           ------    ------
NET SALES                                                                  $934.5    $866.7
Cost of sales                                                               725.7     675.3
Selling, general and administrative expense                                 170.8     161.1
Litigation charge                                                            25.0        --
                                                                           ------    ------
  OPERATING EARNINGS                                                         13.0      30.3
Interest expense                                                            (10.7)    (11.0)
Other income                                                                  3.6       1.3
                                                                           ------    ------
  EARNINGS BEFORE INCOME TAXES                                                5.9      20.6
Income tax provision                                                          2.1       7.4
                                                                           ------    ------
  EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         3.8      13.2
Cumulative effect of change in accounting principle, net of tax                --     (25.1)
                                                                           ------    ------
  NET EARNINGS                                                             $  3.8    $(11.9)
                                                                           ======    ======

BASIC EARNINGS PER COMMON SHARE:
Earnings before cumulative effect of change in accounting principle        $ 0.04    $ 0.15
Cumulative effect of change in accounting principle                            --     (0.28)
                                                                           ------    ------
  Net earnings                                                             $ 0.04    $(0.13)
                                                                           ======    ======

DILUTED EARNINGS PER COMMON SHARE:
Earnings before cumulative effect of change in accounting principle        $ 0.04    $ 0.15
Cumulative effect of change in accounting principle                            --     (0.28)
                                                                           ------    ------
  Net earnings                                                             $ 0.04    $(0.13)
                                                                           ======    ======

AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share                                                     90.6      88.7
Diluted earnings per share                                                   90.6      89.7


The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
          AS OF MARCH 31, 2003, DECEMBER 31, 2002, AND MARCH 31, 2002
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                 MARCH 31,           December 31,           March 31,
                                                   2003                 2002                 2002
                                               -------------        -------------        -------------
                                                (UNAUDITED)                               (unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents, at cost,
   which approximates market                     $  280.0             $  351.4             $  143.6
 Accounts and notes receivable, less
   allowances of $31.5, $31.8 and $26.8             441.7                401.4                432.1
 Inventories
   Finished goods                                   293.4                272.5                294.9
   Work-in-process                                  209.8                201.6                185.2
   Raw materials                                     64.5                 72.8                 59.1
                                                 --------             --------             --------
     Net inventories                                567.7                546.9                539.2
                                                 --------             --------             --------
 Prepaid income taxes                               302.6                305.1                318.2
 Prepaid expenses                                    43.4                 49.5                 31.6
 Income tax refunds receivable                         --                  5.9                  8.0
                                                 --------             --------             --------
     CURRENT ASSETS                               1,635.4              1,660.2              1,472.7
                                                 --------             --------             --------

PROPERTY
 Land                                                67.9                 68.3                 65.3
 Buildings and improvements                         480.5                478.2                463.4
 Equipment                                          998.2                998.2                964.5
                                                 --------             --------             --------
     Total land, buildings and improvements
       and equipment                              1,546.6              1,544.7              1,493.2
 Accumulated depreciation                          (888.2)              (871.0)              (818.1)
                                                 --------             --------             --------
   Net land, buildings and improvements
     and equipment                                  658.4                673.7                675.1
 Unamortized product tooling costs                  119.4                119.0                112.4
                                                 --------             --------             --------
   NET PROPERTY                                     777.8                792.7                787.5
                                                 --------             --------             --------
OTHER ASSETS
 Goodwill                                           463.0                452.8                444.1
 Other intangibles                                  114.9                117.5                124.8
 Investments                                        103.6                 95.4                 86.8
 Other long-term assets                             278.6                288.5                269.8
                                                 --------             --------             --------
   OTHER ASSETS                                     960.1                954.2                925.5
                                                 --------             --------             --------
 TOTAL ASSETS                                    $3,373.3             $3,407.1             $3,185.7
                                                 ========             ========             ========

The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
          AS OF MARCH 31, 2003, DECEMBER 31, 2002, AND MARCH 31, 2002
                                 (IN MILLIONS)


                                                 MARCH 31,           December 31,           March 31,
                                                   2003                 2002                 2002
                                               -------------        -------------        -------------
                                                (UNAUDITED)                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term debt, including current
   maturities of long-term debt                  $   30.7             $   28.9             $   40.8
 Accounts payable                                   281.0                291.2                214.5
 Accrued expenses                                   650.5                685.5                631.3
                                                 --------             --------             --------
   CURRENT LIABILITIES                              962.2              1,005.6                886.6
                                                 --------             --------             --------
LONG-TERM DEBT
 Notes, mortgages and debentures                    588.1                589.5                599.1
                                                 --------             --------             --------
DEFERRED ITEMS
 Income taxes                                       139.4                144.1                201.3
 Postretirement and postemployment benefits         400.5                399.3                213.1
 Compensation and other                             177.3                166.8                146.6
                                                 --------             --------             --------
   DEFERRED ITEMS                                   717.2                710.2                561.0
                                                 --------             --------             --------

COMMON SHAREHOLDERS' EQUITY
 Common stock; authorized: 200,000,000
   shares, $0.75 par value; issued:
   102,538,000 shares                                76.9                 76.9                 76.9
 Additional paid-in capital                         308.8                308.9                309.1
 Retained earnings                                1,116.5              1,112.7              1,067.5
 Treasury stock, at cost:
   12,286,000, 12,377,000 and
   13,156,000 shares                               (226.6)              (228.7)              (246.8)
 Unamortized ESOP expense and other                 (20.7)               (22.2)               (31.7)
 Accumulated other comprehensive loss              (149.1)              (145.8)               (36.0)
                                                 --------             --------             --------
   COMMON SHAREHOLDERS' EQUITY                    1,105.8              1,101.8              1,139.0
                                                 --------             --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                          $3,373.3             $3,407.1             $3,185.7
                                                 ========             ========             ========

The notes are an integral part of these consolidated statements.

                             BRUNSWICK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                             2003      2002
                                                                           -------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                      $   3.8    $(11.9)
  Depreciation and amortization                                               35.6      37.5
  Change in accounting principle, net of tax                                    --      25.1
  Changes in noncash current assets and current liabilities                 (110.3)    (50.0)
  Income taxes                                                                 6.0      31.3
  Other, net                                                                  22.7       0.7
                                                                           -------    ------
    NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                     (42.2)     32.7
                                                                           -------    ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                       (19.9)    (16.3)
  Investments                                                                (11.9)       --
  Acquisitions of businesses, net of cash acquired                              --      (8.8)
  Other, net                                                                    --       2.4
                                                                           -------    ------
    NET CASH USED FOR INVESTING ACTIVITIES                                   (31.8)    (22.7)
                                                                           -------    ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net issuances of commercial paper and other short-term debt                  2.2        --
  Stock options exercised                                                      0.4      25.1
                                                                           -------    ------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2.6      25.1
                                                                           -------    ------

Net increase (decrease) in cash and cash equivalents                         (71.4)     35.1
Cash and cash equivalents at January 1                                       351.4     108.5
                                                                           -------    ------

CASH AND CASH EQUIVALENTS AT MARCH 31                                      $ 280.0    $143.6
                                                                           =======    ======

The notes are an integral part of these consolidated statements.

                              BRUNSWICK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MARCH 31, 2003, DECEMBER 31, 2002, AND MARCH 31, 2002
                                   (UNAUDITED)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K (the 2002 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended March 31, 2003 and 2002. Due to the seasonality of the Company's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first quarter of fiscal year 2003 and 2002 ended on March 28, 2003, and March 29, 2002, respectively.

New Accounting Standards. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others -- An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." This interpretation clarifies the requirements for a guarantor's accounting for, and disclosures of, certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial statements. See NOTE 3, COMMITMENTS AND CONTINGENCIES, for further discussion.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. FIN 46 applies to variable interest entities created after January 31, 2003. The Company did not create any variable interest entities after January 31, 2003. FIN 46 also applies in the first fiscal quarter or interim period beginning after June 15, 2003 in which the Company holds a variable interest in an entity that it acquired before February 1, 2003. The Company is evaluating its interests in entities acquired before February 1, 2003, to determine the impact FIN 46 may have on the financial statements.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets generally result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized. While amortization of goodwill and certain other intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. In the second quarter of 2002, the Company completed its impairment testing and recorded a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax, or $0.28 per diluted share) as a cumulative effect of a change in accounting principle to reduce the carrying amount of goodwill. The Company had previously restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required under SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."

Stock-based Compensation. As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation cost related to stock options granted has been recognized in the Company's Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes. Refer to Notes 1 and 12 to the consolidated financial statements in the 2002 Form 10-K for further disclosure of the Company's stock-based compensation. The Company will continue to evaluate its accounting for stock options as additional authoritative guidance is issued.

Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its outstanding stock option plans as of March 31 (in millions, except per share data):

                                                                                QUARTER ENDED MARCH 31
                                                                                ----------------------
                                                                                 2003           2002
                                                                                 ----           ----
Earnings before cumulative effect of change in accounting principle:
  As reported                                                                     $3.8         $13.2
  Less: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of tax                                                            1.2           1.4
                                                                                  ----         -----
  Pro forma                                                                       $2.6         $11.8
                                                                                  ====         =====
Basic earnings per common share before cumulative effect of change in accounting principle:
  As reported                                                                     $0.04        $ 0.15
  Pro forma                                                                        0.03          0.13
Diluted earnings per common share before cumulative effect of change in accounting principle:
  As reported                                                                     $0.04        $ 0.15
  Pro forma                                                                        0.03          0.13

NOTE 2 - EARNINGS PER COMMON SHARE

There is no difference in the net earnings used to compute basic and diluted earnings per share. The difference in the average number of shares of common stock outstanding used to compute basic and diluted earnings per share is primarily the average number of common stock equivalents relating to unexercised outstanding employee stock options. The average number of common stock equivalents relating to unexercised outstanding employee stock options decreased from 1.0 million at March 31, 2002, to zero at March 31, 2003, due to a decrease in the Company's average stock price.

Options to purchase 7.3 million and 1.4 million shares of common stock were outstanding during the three months ending March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares and, therefore, the effect would have been antidilutive.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Financial Commitments. The Company has entered into agreements, which are customary in the marine industry, that provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Repurchases and losses incurred under these agreements have not had a significant effect on the Company's results of operations. The maximum potential repurchase commitments were approximately $181 million at March 31, 2003.

The Company also has various agreements with financial institutions that provide limited recourse on customer obligations relating to bowling capital equipment, fitness equipment and marine equipment sales. Recourse losses have not had a significant effect on the Company's results of operations. The maximum potential recourse liabilities outstanding under these programs at March 31, 2003 were approximately $51 million.

The Company had outstanding standby letters of credit, surety bonds and other financial guarantees of $173.6 million at March 31, 2003, representing conditional commitments whereby a third party has guaranteed the Company's ability to satisfy certain liabilities or obligations. Included in the amounts for 2003 is a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the Company's appeal of a United States Tax Court determination. Refer to Note 14 to the consolidated financial statements of the 2002 Form 10-K for a description of the Company's reserve established in connection with the Tax Court matter. Also, see NOTE 7, SUBSEQUENT EVENTS, for further discussion. The Company also has $60.4 million of standby letters of credit and surety bonds outstanding at March 31, 2003, primarily in connection with its self-insurance workers' compensation program as required by its insurance companies and various state agencies. Under certain circumstances, such as an event of default under the Company's revolving credit facility, or in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The remaining letters of credit, surety bonds and other financial guarantees are comprised of guarantees of payment for subsidiary debt, certain performance obligations and other guarantees issued in the ordinary course of business.

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

The following activity related to product warranty liabilities at March 31, 2003 and 2002, was recorded in Accrued Expenses and Deferred Items-Other (in millions):

                                                     QUARTER ENDED MARCH 31,
                                                     -----------------------
                                                      2003            2002
                                                      ----            ----
Balance at January 1                                $  168.3       $  157.5
Provisions for contracts issued                         20.7           20.6
Payments made                                          (21.3)         (16.8)
Aggregate changes for preexisting warranties            (0.3)          (0.1)
                                                    --------       --------
Balance at March 31                                 $  167.4       $  161.2
                                                    ========       ========

Legal and Environmental. The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving any specific claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. Refer to Note 14 to the consolidated financial statements of the 2002 Form 10-K for further description of the history and the Company's reserves associated with this Tax Court matter. The Company will appeal the recent Tax Court decision to the United States Court of Appeals for the District of Columbia. If the Company does not prevail in its appeal, the Company would owe approximately $135 million, consisting of $60 million in taxes due plus $75 million of interest, net of tax. The Company has previously settled a number of other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would reduce the liability associated with the two partnership investments to approximately $50 million, consisting of $28 million in taxes due and $22 million in interest, net of tax. The Company has established an adequate reserve for this contingency and does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution of this matter. No penalties have been asserted by the IRS to date, and the Company has not provided for any penalties or interest on such penalties. See NOTE 7, SUBSEQUENT EVENTS, for further discussion of this matter.

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

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position or results of operations. Refer to Note 7 to the consolidated financial statements in the 2002 Form 10-K for disclosure of the potential cash requirements of environmental proceedings as of December 31, 2002.

See NOTE 7, SUBSEQUENT EVENTS, for a discussion of legal developments arising after March 31, 2003.

NOTE 4 - SEGMENT DATA

The following table sets forth net sales and operating earnings of each of the Company's reportable segments for the quarters ended March 31, 2003 and 2002 (in millions):

                                         QUARTER ENDED MARCH 31
                                         ----------------------
                                  NET SALES                 OPERATING EARNINGS
                                  ---------                 ------------------
                             2003            2002          2003           2002
                             ----            ----          ----           ----
Marine Engine              $  412.8       $  370.4       $  19.3       $  24.7
Boat                          378.6          353.9          14.1           3.3
Marine eliminations           (61.2)         (52.8)           --            --
                           --------       --------       -------       -------
  Total Marine                730.2          671.5          33.4          28.0
Fitness (A)                   119.2          105.0         (12.5)          8.9
Bowling & Billiards            85.1           90.2           8.4           8.5
Corporate/Other                  --             --         (16.3)        (15.1)
                           --------       --------       -------       -------
Total                      $  934.5       $  866.7       $  13.0       $  30.3
                           ========       ========       =======       =======

(A) Operating earnings for the first quarter of 2003 include a $25.0 million pre-tax litigation charge discussed in NOTE 7, SUBSEQUENT EVENTS.

NOTE 5 - ACQUISITIONS

The Company did not make any acquisitions in the first quarter of 2003.

Cash paid for acquisitions in the first quarter of 2002, net of cash acquired, totaled $8.8 million from two transactions. First, on February 10, 2002, the Company acquired Teignbridge Propellers, Ltd. (Teignbridge), which is headquartered in Newton Abott, United Kingdom. Teignbridge is a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels. Second, the Company paid additional consideration relating to the 2001 acquisition of Hatteras Yachts, Inc.

Refer to Note 6 to the consolidated financial statements in the 2002 Form 10-K for further disclosure of the Company's acquisitions.

NOTE 6 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized derivative and investment gains and losses, all net of tax. Comprehensive income for the quarters ended March 31, 2003 and 2002, is as follows (in millions):

                                                                         QUARTER ENDED MARCH 31
                                                                         ----------------------
                                                                           2003          2002
                                                                           ----          ----
Net earnings (loss)                                                      $  3.8       $ (11.9)
Other comprehensive income (loss):
   Foreign currency cumulative translation adjustment                       0.1           3.0
   Net change in unrealized gains on investments                           (2.9)          4.7
   Net change in accumulated unrealized derivative gains (losses)          (0.5)          1.0
                                                                         ------       -------
     Total other comprehensive income (loss)                               (3.3)          8.7
                                                                         ------       -------
Comprehensive income (loss)                                              $  0.5       $  (3.2)
                                                                         ======       =======

NOTE 7- SUBSEQUENT EVENTS

In April 2003, the Company elected to pay $62.0 million (approximately $50 million after-tax) in connection with a United States Tax Court matter that will be appealed. The payment was comprised of $28 million in taxes due and $34 million of pre-tax interest ($22 million after-tax). The Company elected to make this payment in order to avoid future interest costs in the event the appeal is ultimately unsuccessful. The Company anticipates that as a result of this payment, the $79.8 million surety bond requirement as discussed in NOTE 3, COMMITMENTS AND CONTINGENCIES, will be removed.

The Company's Life Fitness Division entered into court-ordered mediation in an effort to resolve a patent infringement lawsuit with Precor, a manufacturer of fitness equipment. The lawsuit involves a dispute over patent rights held by Precor relating to the design of a cross trainer. The parties have not reached a final settlement of the lawsuit. However, in light of developments in connection with the mediation, which concluded on May 10, 2003, the Company recorded a $25.0 million charge to operating earnings in the first quarter of 2003 ($16.0 million after-tax, or $0.18 per diluted share) related to the litigation. This charge has been reflected in the financial statements in accordance with accounting principles generally accepted in the United States, as required for subsequent events of this nature occurring prior to the release of the Company's financial statements. Refer to Note 7, Commitments and Contingencies, in the 2002 Form 10-K for further discussion.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

The Company's operating results for 2003 include the operating results of Monolith Corporation/Integrated Dealer Systems, a leading developer of dealer management systems for dealers of marine products and recreational vehicles, and Northstar Technologies, Inc., a supplier of premium marine navigation electronics, from the acquisition dates of October 1, 2002, and December 16, 2002, respectively.

The Company's operating results for 2002 include the operating results of Teignbridge Propellers, LTD., a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels, from the acquisition date of February 10, 2002.

The Company's Life Fitness Division entered into court-ordered mediation in an effort to resolve a patent infringement lawsuit with Precor, a manufacturer of fitness equipment. The lawsuit involves a dispute over patent rights held by Precor relating to the design of a cross trainer. The parties have not reached a final settlement of the lawsuit. However, in light of developments in connection with the mediation, which concluded on May 10, 2003, the Company recorded a $25.0 million charge to operating earnings in the first quarter of 2003 ($16.0 million after-tax, or $0.18 per diluted share) related to the litigation. This charge has been reflected in the financial statements in accordance with accounting principles generally accepted in the United States, as required for subsequent events of this nature occurring prior to the release of the Company's financial statements. Refer to Note 7, Commitments and Contingencies, in the 2002 Form 10-K for further discussion.

CONSOLIDATED

The following table sets forth certain amounts, ratios and relationships calculated from the consolidated statements of income for the quarters ended March 31, 2003 and 2002 (in millions, except per share data):

                                                                            QUARTER ENDED MARCH 31
                                                                            ----------------------
                                                                              2003            2002
                                                                              ----            ----
Net sales                                                                     $934.5         $866.7
Operating earnings (A)                                                        $ 13.0         $ 30.3
Earnings before cumulative effect of change in accounting principle           $  3.8         $ 13.2
Cumulative effect of change in accounting principle, net of tax (B)               --          (25.1)
                                                                              ------         ------
Net earnings (loss)                                                           $  3.8         $(11.9)
                                                                              ======         ======

Diluted earnings per share from continuing operations                         $ 0.04         $ 0.15
Cumulative effect per share of change in accounting principle (B)                 --          (0.28)
                                                                              ------         ------
Diluted earnings (loss) per share                                             $ 0.04         $(0.13)
                                                                              ======         ======
EXPRESSED AS A PERCENTAGE OF NET SALES:
Gross margin                                                                    22.3%          22.1%
Selling, general and administrative expense                                     18.3%          18.6%
Operating margin                                                                 1.4%           3.5%

(A) Operating Earnings include a $25.0 million pre-tax litigation charge discussed in NOTE 7, SUBSEQUENT EVENTS, to the Consolidated Financial Statements and MATTERS AFFECTING COMPARABILITY above.


(B) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized. While amortization of goodwill and certain other intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. In the second quarter of 2002, the Company completed its impairment testing and recorded a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax, or $0.28 per diluted share) as a cumulative effect of a change in accounting principle to reduce the carrying amount of goodwill. The Company had previously restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required under SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."

In the first quarter of 2003, the Company reported net sales of $934.5 million, up 7.8 percent from the first quarter of 2002. This increase was primarily attributable to an increase in sales in the Marine Engine, Boat and Fitness segments partially offset by a decline in sales in the Bowling & Billiards segment. Marine Engine segment sales increased due to higher revenues from international markets, driven by favorable currency trends, and additional sales associated with acquisitions completed in 2002. Boat segment sales increased due to higher shipments in 2003. This is attributable to a change in the rate at which dealers adjusted their inventories, rather than higher retail sales. Fitness segment sales increased primarily due to higher sales of consumer and commercial fitness equipment in both the domestic and international markets. Bowling & Billiards segment sales decreased primarily due to a decline in bowling capital equipment sales and weakened consumer demand for billiards products.

Gross margin percentage in the first three months of 2003 increased to 22.3 percent from 22.1 percent. The 20 basis point increase was primarily due to higher production in the Boat segment, leading to improved absorption of fixed costs, and favorable foreign currency trends from a weakening dollar across the Company's international operations. The increase in gross margin percentage from these factors was partially offset by higher pension, healthcare and insurance costs, and various factors in the Marine Engine segment including production inefficiencies; lower production levels of outboard engines, which resulted in lower absorption of fixed costs; a shift in sales mix towards lower horsepower engines and low-emission outboard engines, which carry lower margins; and reduced sales of higher margin parts and accessories.

Operating earnings for the quarter ended March 31, 2003, totaled $13.0 million compared with $30.3 million in the same period in 2002. Operating margins decreased 210 basis points to 1.4 percent in the current quarter versus 3.5 percent a year ago. The decline in operating earnings and operating margins is entirely attributed to the previously mentioned litigation charge. Management believes that presentation of operating earnings with this litigation charge excluded provides a more meaningful comparison to prior period results. Excluding this charge, operating earnings for the quarter ended March 31, 2003, totaled $38.0 million compared with $30.3 million in the same period in 2002 and operating margins increased 60 basis points to 4.1 percent in the current quarter versus 3.5 percent a year ago. The increase in operating earnings was primarily attributable to the sales increase partially offset by an increase in selling, general and administrative costs, almost entirely associated with higher pension, healthcare and insurance costs, and higher expenses arising from late 2002 acquisitions, as well as increased investments in new product development across all reportable segments.

Interest expense decreased $0.3 million, or 2.7 percent, in the first three months of 2003 compared with the first three months of 2002, principally due to a decline in the average level of outstanding debt.

Other income totaled $3.6 million in the current quarter compared with $1.3 million in the first quarter of 2002. The increase in other income is primarily due to improved results from joint-venture investments and higher interest income.

Average common shares outstanding used to calculate diluted earnings per share for the quarter increased to 90.6 million in 2003 from 89.7 million in 2002. The increase in average diluted shares outstanding reflects the effect of stock options exercised since March 31, 2002, partially offset by a decrease in common stock equivalents related to unexercised employee stock options as a result of a decrease in the Company's average stock price.

EFFECTS OF THREATENED EUROPEAN COMMUNITIES TARIFF INCREASES. The Commission of the European Communities has announced its intention to increase tariffs on certain U.S. exports to the countries comprising the European Communities (EC) in two trade disputes between the EC and the United States.

The first dispute concerns tax benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion (FSC/ETI) tax regimes, which have been declared in violation of U.S. obligations by the World Trade Organization (WTO). If the EC's FSC/ETI sanctions become effective, a substantial portion of the Company's bowling products exported to the EC may be subject to an additional duty of up to 100 percent ad valorem. The U.S. Congress is presently considering changes to U.S. tax laws to address the adverse WTO rulings. The EC has declared that it will impose FSC/ETI sanctions by January 1, 2004, in the absence of appropriate Congressional action. The Company's sales of U.S.-produced bowling equipment into the EC during 2002 totaled approximately $33 million.

The second dispute concerns tariffs proposed by the EC in retaliation for steel "safeguard" tariffs imposed by the United States. If the EC's tariff sanctions become effective, a substantial portion of the Company's boats imported into the EC may be subject to an additional duty of up to 30 percent ad valorem. A WTO dispute settlement panel has ruled for the EC in this dispute, but the United States has announced its intention to appeal that adverse ruling to the WTO Appellate Body. A final ruling is expected by the end of 2003, but the Company is unable to predict what that ruling may be. Although it is not possible to determine the likely effects of these EC proposals, the Company is carefully monitoring developments and will continue to evaluate potential strategies for mitigating any adverse effects of the proposed tariffs. The Company's sales of U.S.-produced boats into the EC during 2002 totaled approximately $50 million.

MARINE ENGINE SEGMENT

The following table sets forth Marine Engine segment results for the quarters ended March 31, 2003 and 2002 (in millions):

                                QUARTER ENDED MARCH 31
                                ----------------------
                                   2003        2002
                                   ----        ----
Net sales                        $412.8       $370.4
Operating earnings               $ 19.3       $ 24.7
Operating margin                    4.7%         6.7%
Capital expenditures             $  7.6       $  3.5

Marine Engine segment sales, which include the Company's Mercury Marine and Brunswick New Technologies divisions, increased $42.4 million, or 11.4 percent, to $412.8 million in the first quarter of 2003 compared with the first quarter of 2002. The primary drivers behind this increase was favorable currency trends from a weakening dollar and higher engine sales volumes from international operations. The sales increase was also due to higher wholesale shipments of sterndrive engines in domestic markets and additional revenues associated with acquisitions completed in the segment. This sales increase was partially offset by a decrease in wholesale shipments of outboard engines in domestic markets due to increased domestic and foreign competition, and a decrease in parts and accessories sales due to unfavorable weather conditions in the first quarter of 2003.

Operating earnings for the segment decreased $5.4 million, or 21.9 percent, to $19.3 million in the first quarter of 2003, compared with $24.7 million a year ago. Operating margins fell 200 basis points to 4.7 percent in the first quarter of 2003 when compared with the first quarter of 2002. The positive impact of higher sales was offset by higher pension, healthcare and insurance costs; production inefficiencies; the impact of lower production levels of outboard engines, which resulted in lower absorption of fixed costs; a mix shift towards sales of lower horsepower engines and low-emission outboard engines, which carry lower margins; and reduced sales of higher margin parts and accessories.

BOAT SEGMENT

The following table sets forth Boat segment results for the quarters ended March 31, 2003 and 2002 (in millions):

                            QUARTER ENDED MARCH 31
                            ----------------------
                              2003           2002
                              ----           ----
Net sales                   $  378.6       $  353.9
Operating earnings          $   14.1       $    3.3
Operating margin                 3.7%           0.9%
Capital expenditures        $    6.3       $    9.2

Boat segment sales increased $24.7 million, or 7.0 percent, to $378.6 million in the first quarter of 2003 compared with $353.9 million in the first quarter of 2002. The sales increase was primarily due to higher shipments in 2003. This is attributed to a change in the rate at which dealers adjusted their inventories, rather than higher retail sales. In 2002, dealers significantly reduced their wholesale purchases to lower their inventory levels. Reductions in dealer inventories during 2003 occurred at a much lower rate and reflect more normal seasonal activity. Also contributing to the increase in sales was reduced discounting to dealers.

Operating earnings for the segment increased $10.8 million to $14.1 million in the first quarter of 2003 compared with the same period in 2002. Operating margins increased 280 basis points to 3.7 percent in the first quarter of 2003 compared with the first quarter of 2002. The increase in operating earnings was due to higher sales volumes, as well as improved absorption of fixed costs due to higher boat production levels and a reduction in warranty costs. This increase in operating earnings was partially offset by an increase in variable compensation costs.

FITNESS SEGMENT

The following table sets forth Fitness segment results for the quarters ended March 31, 2003 and 2002 (in millions):

                                QUARTER ENDED MARCH 31
                                ----------------------
                                2003             2002
                                ----             ----
Net sales                     $  119.2        $  105.0
Operating earnings (A)        $  (12.5)       $    8.9
Operating margin                 (10.5)%           8.5%
Capital expenditures          $    2.9             1.5

(A) Operating Earnings include a $25.0 million pre-tax litigation charge discussed in NOTE 7, SUBSEQUENT EVENTS, to the Consolidated Financial Statements and MATTERS AFFECTING COMPARABILITY above.

Fitness segment sales increased $14.2 million, or 13.5 percent, to $119.2 million in the first quarter of 2003 compared with the first quarter of 2002. This increase was primarily due to increased domestic commercial sales to health club chains, governmental agencies and the military, as well as increased domestic sales of consumer products, and higher revenues from international markets due in part to the weakening of the U.S. dollar. Commercial and consumer product sales also benefited from share gains attributed to the success of new product and new model introductions, such as commercial stationary bikes, independent steppers and home gyms. The sales increase was partially offset by a decline in retail sales at the Company's Omni Fitness stores due to overall weakness in the domestic economy and the impact of unfavorable weather.

Operating earnings in the first quarter of 2003 decreased to an operating loss of $12.5 million from operating earnings of $8.9 million compared with the first quarter of 2002. Operating margins decreased to a negative 10.5 percent for the first quarter of 2003 when compared to the same period last year. The decline in operating earnings and operating margins is entirely attributed to the previously mentioned litigation charge. Management believes that presentation of operating earnings with this litigation charge excluded provides a more meaningful comparison to prior period results. Excluding this charge, operating earnings for the segment increased $3.6 million, or 40.4 percent, to $12.5 million in the first quarter of 2003 compared with the first quarter of 2002. Operating margins increased 200 basis points to 10.5 percent for the first quarter of 2003 when compared to the same period last year. Operating earnings increased primarily due to higher sales partially offset by increased selling costs.

BOWLING & BILLIARDS SEGMENT

The following table sets forth Bowling & Billiards segment results for the quarters ended March 31, 2003 and 2002 (in millions):

                            QUARTER ENDED MARCH 31
                            ----------------------
                             2003           2002
                             ----           ----
Net sales                   $  85.1       $  90.2
Operating earnings          $   8.4       $   8.5
Operating margin                9.9%          9.4%
Capital expenditures        $   2.9           2.0

Bowling & Billiards segment sales decreased $5.1 million, or 5.7 percent, to $85.1 million in the first quarter of 2003 compared with the first quarter of 2002, primarily due to weak consumer demand for billiards products and lower sales volumes of bowling capital equipment. This decrease in sales was partially offset by an increase in sales of after-market parts and supplies in the domestic and international bowling equipment markets and a slight increase in bowling retail center revenues.

Operating earnings in the first quarter of 2003 were comparable with the first quarter of 2002. Operating margins increased 50 basis points to 9.9 percent for the first quarter of 2003 when compared to the same period last year. Operating earnings benefited from cost reduction programs, including global sourcing initiatives, but were offset by a decrease in sales volume and an increase in pension costs.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth an analysis of cash flow for the three-month periods ended March 31, 2003 and 2002 (in millions):

                                                                             QUARTER ENDED
                                                                                MARCH 31
                                                                                --------
                                                                            2003          2002
                                                                            ----          ----
Net income (loss)                                                        $    3.8       $ (11.9)
Interest expense                                                             10.7          11.0
Depreciation & amortization                                                  35.6          37.5
Income tax provision                                                          2.1           7.4
Cumulative effect of a change in accounting principle, net of tax              --          25.1
                                                                         --------       -------
EBITDA*                                                                      52.2          69.1
                                                                         --------       -------
Changes in working capital                                                 (110.3)        (50.0)
Interest expense                                                            (10.7)        (11.0)
Tax refunds, net                                                              3.9          23.9
Other                                                                        22.7           0.7
                                                                         --------       -------
    Cash provided by (used for) operating activities                        (42.2)         32.7
    Cash used for investing activities **                                   (31.8)        (13.9)
                                                                         --------       -------
    Free cash flow *                                                     $  (74.0)      $  18.8
                                                                         ========       =======

---------------

               * EBITDA is presented to assist in the analysis of cash flow from operations. Free cash flow is defined as cash flow from operating and investing activities, excluding acquisition and financing activities. These measures are not intended as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses these financial measures, both in presenting its results to stockholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that these financial measures, and the information they provide, are useful to investors because they permit investors to view the Company's performance using the same tools that management uses to gauge progress in achieving its stated goals. Management believes that the non-GAAP financial measure "EBITDA" is also useful to investors as it is commonly used in financial analysis. Management believes that the non-GAAP financial measure "Free Cash Flow" is also useful to investors because it is an indication of cash flow that may be available to fund further investment in future growth initiatives.

              ** Comprised principally of capital expenditures and excludes acquisition and disposition activities.

The Company's major sources of funds for investments and dividend payments are cash generated from operating activities, available cash balances and selected borrowings.

In the first three months of 2003, net cash used for operating activities totaled $42.2 million compared with net cash provided by operating activities of $32.7 million in first three months of 2002.

The $74.9 million decrease in net cash used for operating activities versus the prior year is largely attributed to an increase in working capital. Cash used for operating activities included changes in working capital that resulted in a use of cash of $110.3 million in 2003 versus a use of cash of $50.0 million in 2002. The higher use of cash from working capital in the first quarter of 2003 is the result of variable compensation payments in the first quarter of 2003 and cash generated from a reduction in Boat segment inventories in the first quarter of 2002 that did not recur in 2003 partially offset by the reserve established in the first quarter of 2003 for the aforementioned litigation.

Cash flow from operating activities in the first three months of 2003 reflects a decrease in income tax related cash flows compared to the first three months of 2002. The net tax refunds for the three months ended March 31, 2002, resulted primarily from the divestiture of the beverage cooler business completed in late 2001. Other cash provided by operating activities was $22.7 million during the three months ended March 31, 2003, versus cash provided of $0.7 million in 2002, primarily due to the recognition of pension expense in excess of contributions and an earlier than anticipated collection of a long-term note receivable.

Cash flows from investing activities included capital expenditures of $19.9 million in 2003, compared with $16.3 million in 2002. Additionally, the Company did not make any acquisitions in the first three months of 2003, compared with consideration paid for acquisitions of $8.8 million in the first three months of 2002. The Company invested $11.9 million during the first three months of 2003 in Bella-Veneet OY, a boat manufacturer located in Finland, and Brunswick Acceptance Company LLC, a financial products and services joint venture discussed below.

Cash flow from financing activities decreased $22.5 million to $2.6 million in 2003, as the Company received $0.4 million from stock options exercised compared with $25.1 million during the first three months of 2002.

Cash and cash equivalents totaled $280.0 million at March 31, 2003 down $71.4 million from $351.4 million at December 31, 2002. Total debt at March 31, 2003 increased $0.4 million to $618.8 million, versus $618.4 million at December 31, 2002, and debt-to-capitalization ratios at both of these dates were 35.9 percent. The Company has a $350.0 million long-term revolving credit agreement with a group of banks as described in Note 10 in the 2002 Form 10-K, that serves as support for commercial paper borrowings. There were no borrowings under the revolving credit agreement during the first three months of 2003. The Company has the ability to issue up to $100.0 million in letters of credit under the revolving credit facility, with $69.8 million in outstanding letters of credit at March 31, 2003. The Company had borrowing capacity of $280.2 million under the terms of the revolving credit agreement at March 31, 2003. The Company also has $600.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

The adverse conditions in the equity markets, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's domestic qualified defined benefit pension plans. There was no legal requirement under the Employee Retirement Income Security Act (ERISA) to fund these plans in 2002. Nevertheless, the Company contributed $45.0 million in cash to the qualified pension plans during 2002 and funded $8.3 million to cover benefit payments in the unfunded nonqualified pension plan. No contributions were made to pension plans in the first quarter of 2003. However, the Company made a voluntary cash contribution of $10.0 million on April 30, 2003, and anticipates making additional contributions of approximately $30 million during the remainder of 2003 to achieve its funding objectives.

The Company established a joint venture in 2002 with Transamerica Distribution Finance to provide financial products and services to customers of the Company's domestic marine businesses. The venture, Brunswick Acceptance Company, LLC
(BAC), became operational in January of 2003 and provides secured wholesale floor-plan financing to the Company's boat dealers. In addition, the parties contemplate that BAC will purchase and service a portion of Mercury Marine's domestic accounts receivable for its boatbuilder and dealer customers and may provide other financial services in the future in support of the Company's marine businesses. The Company owns a 15 percent interest in the joint venture initially, but will increase its ownership to 49 percent by July 15, 2003. The Company expects to receive approximately $75 to $100 million resulting from the initial sale of select Mercury Marine domestic receivables in mid-2003 and intends to contribute approximately $30 million to fund its share of BAC's equity requirements in 2003.

The Company's financial flexibility and access to capital markets are supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company's short-term and long-term needs.

LEGAL AND ENVIRONMENTAL

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Services (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. Refer to Note 14 to the consolidated financial statements of the 2002 Form 10-K for further description of the history and the Company's reserves associated with this Tax Court matter. The Company will appeal the recent Tax Court decision to the United States Court of Appeals for the District of Columbia. If the Company does not prevail in its appeal, the Company would owe approximately $135 million, consisting of $60 million in taxes due plus $75 million of interest, net of tax. The Company has previously settled a number of other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would reduce the liability associated with the two partnership investments to approximately $50 million, consisting of $28 million in taxes due and $22 million in interest, net of tax. The Company has established an adequate reserve for this contingency and does not anticipate any material adverse effects to its consolidated financial position or results of operations in the event of an unfavorable resolution of this matter. No penalties have been asserted by the IRS to date, and the Company has not provided for any penalties or interest on such penalties. See
NOTE 7, SUBSEQUENT EVENTS, for further discussion of this matter.

The Company's Life Fitness Division entered into court-ordered mediation in an effort to resolve a patent infringement lawsuit with Precor, a manufacturer of fitness equipment. The lawsuit involves a dispute over patent rights held by Precor relating to the design of a cross trainer. The parties have not reached a final settlement of the lawsuit. However, in light of developments in connection with the mediation, which concluded on May 10, 2003, the Company recorded a $25.0 million charge to operating earnings in the first quarter of 2003 ($16.0 million after-tax, or $0.18 per diluted share) related to the litigation. This charge has been reflected in the financial statements in accordance with accounting principles generally accepted in the United States, as required for subsequent events of this nature occurring prior to the release of the Company's financial statements. Refer to Note 7, Commitments and Contingencies in the 2002 Form 10-K for further discussion.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company's critical accounting policies since the filing of its 2002 Annual Report on Form 10-K. As discussed in our annual report, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the impact of the war in Iraq and SARS on the global economy; the effect of a weak U.S. economy on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; the impact of interest rates, fuel prices and weather conditions on demand for marine products; the ability to maintain effective distribution; competitive pricing pressures; inventory adjustments by major dealers and retailers; the financial strength of dealers and independent boat builders; the success of inventory reduction efforts; adverse foreign economic conditions; foreign economic conditions and shifts in currency exchange rates; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the success of marketing and cost-management programs; the Company's ability to develop and produce new products and maintain product quality and service standards; new and competing technologies; imports from Asia and increased competition from Asian competitors; the ability to successfully integrate acquisitions; the effect of weak financial markets on pension expense and funding levels; the success of global sourcing and supply chain initiatives; and possible increases in tariffs on the Company's boat and bowling equipment sales into Europe. Additional factors are included in the 2002 Form 10-K.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company's management. The Company does not use financial instruments for trading or speculative purposes. The Company's risk management objectives are described in Notes 1 and 8 of the 2002 Form 10-K.

ITEM 4. - DISCLOSURE CONTROLS

The Chairman and Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the date of the filing of this Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 3 to Consolidated Financial Statements and Management Discussion and Analysis in Part I of this Quarterly Report is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the April 30, 2003, Annual Meeting of Shareholders of the Company, George W. Buckley, Michael J. Callahan, Manuel A. Fernandez, Peter B. Hamilton and Roger
W. Schipke were elected directors of the Company for terms expiring at the 2006 Annual Meeting. The numbers of shares voted with respect to these directors were:

         NOMINEE                            FOR                        WITHHELD
         -------                            ---                        --------
         George W. Buckley                  81,184,417                 2,854,750
         Michael J. Callahan                80,322,965                 3,716,202
         Manual A. Fernandez                77,749,288                 6,289,879
         Peter B. Hamilton                  82,174,261                 1,864,906
         Roger W. Schipke                   82,185,082                 1,854,085

At the Annual meeting, the Board of Director's adoption of the Company's 2003 Stock Incentive Plan was ratified pursuant to the following vote:

                                              NUMBER OF SHARES
                                              ----------------
                           For                   68,500,022
                           Against                7,447,974
                           Abstain                  789,842

At the Annual Meeting, the Board of Directors' appointment of Ernst & Young LLP as auditors for the Company and its subsidiaries for the year 2003 was ratified pursuant to the following vote:

                                          NUMBER OF SHARES
                                          ----------------
                           For                 80,732,046
                           Against              2,691,855
                           Abstain                615,268

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BRUNSWICK CORPORATION
                                                  (Registrant)

May 15, 2003                        By:  /s/ PETER G. LEEMPUTTE
                                         ----------------------
                                             Peter G. Leemputte
                                             Vice President and Controller

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

Date: May 15, 2003


                                            /s/ GEORGE W. BUCKLEY
                                            ---------------------
                                            George W. Buckley
                                            Chief Executive Officer

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

Date: May 15, 2003

                                              /s/ VICTORIA J. REICH
                                              -----------------------
                                              Victoria J. Reich
                                              Chief Financial Officer