Form 10-Q
period 2003-06-30
BRUNSWICK CORP
filed 2003-08-12
CIK 14930

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

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

  YES  X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

  YES  X        No

At AUGUST 8, 2003, there were 90,538,484 shares of common stock ($0.75 par value) outstanding.

                        PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            BRUNSWICK CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE PERIODS ENDED JUNE 30
                     (IN MILLIONS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                                         QUARTER                  SIX MONTHS
                                                                                      ENDED JUNE 30             ENDED JUNE 30
                                                                                -------------------------  ------------------------
                                                                                    2003         2002          2003         2002
                                                                                -----------  ------------  ------------  ----------
NET SALES                                                                       $   1,071.0  $    1,017.2  $    2,005.5  $  1,883.9
Cost of sales                                                                         807.2         777.4       1,532.9     1,452.7
Selling, general and administrative expense                                           176.6         161.9         347.4       323.0
Litigation charge                                                                         -             -          25.0           -
                                                                                -----------  ------------  ------------  ----------
   OPERATING EARNINGS                                                                  87.2          77.9         100.2       108.2
Interest expense                                                                      (10.1)        (10.6)        (20.8)      (21.6)
Other income                                                                            5.3           4.7           8.9         6.0
                                                                                -----------  ------------  ------------  ----------
   EARNINGS BEFORE INCOME TAXES                                                        82.4          72.0          88.3        92.6
Income tax provision                                                                   28.8          25.8          30.9        33.2
                                                                                -----------  ------------  ------------  ----------
   EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                 53.6          46.2          57.4        59.4
Cumulative effect of change in accounting principle, net of tax                           -             -             -       (25.1)
                                                                                -----------  ------------  ------------  ----------
   NET EARNINGS                                                                 $      53.6  $       46.2  $       57.4  $     34.3
                                                                                ===========  ============  ============  ==========


BASIC EARNINGS PER COMMON SHARE:
Earnings before cumulative effect of change in accounting principle             $      0.59  $       0.51  $       0.63  $     0.66
Cumulative effect of change in accounting principle                                       -             -             -       (0.28)
                                                                                -----------  ------------  ------------  ----------
   Net earnings                                                                 $      0.59  $       0.51  $       0.63  $     0.38
                                                                                ===========  ============  ============  ==========


DILUTED EARNINGS PER COMMON SHARE:
Earnings before cumulative effect of change in accounting principle             $      0.59  $       0.51  $       0.63  $     0.66
Cumulative effect of change in accounting principle                                       -             -            -        (0.28)
                                                                                -----------  ------------  ------------  ----------
   Net earnings                                                                 $      0.59  $       0.51  $       0.63  $     0.38
                                                                                ===========  ============  ============  ==========

AVERAGE SHARES USED FOR COMPUTATION OF:
Basic earnings per share                                                               90.8          90.2          90.7        89.5
Diluted earnings per share                                                             91.3          91.4          91.0        90.6

The notes are an integral part of these consolidated statements.

                          BRUNSWICK CORPORATION
                       CONSOLIDATED BALANCE SHEETS
          AS OF JUNE 30, 2003, DECEMBER 31, 2002, AND JUNE 30, 2002
                              (IN MILLIONS)

                                                                                    JUNE 30,         December 31,       June 30,
                                                                                      2003               2002             2002
                                                                                 ---------------   ---------------   --------------
                                                                                   (UNAUDITED)                         (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents, at cost,
    which approximates market                                                    $         254.1   $         351.4   $        334.5
  Accounts and notes receivable,
    less allowances of $33.7, $31.8 and $27.5                                              496.7             401.4            484.7
  Inventories
    Finished goods                                                                         310.4             272.5            273.4
    Work-in-process                                                                        203.5             201.6            199.4
    Raw materials                                                                           71.0              72.8             54.2
                                                                                 ---------------   ---------------   --------------
      Net inventories                                                                      584.9             546.9            527.0
                                                                                 ---------------   ---------------   --------------
  Prepaid income taxes                                                                     313.0             305.1            322.1
  Prepaid expenses and other                                                                43.1              49.5             26.7
  Income tax refunds receivable                                                                -               5.9                -
                                                                                 ---------------   ---------------   --------------
      CURRENT ASSETS                                                                     1,691.8           1,660.2          1,695.0
                                                                                 ---------------   ---------------   --------------


PROPERTY
  Land                                                                                      67.0              68.3             65.7
  Buildings and improvements                                                               485.4             478.2            475.4
  Equipment                                                                              1,026.0             998.2            969.4
                                                                                 ---------------   ---------------   --------------
      Total land, buildings and improvements and equipment                               1,578.4           1,544.7          1,510.5
  Accumulated depreciation                                                                (908.1)           (871.0)          (836.5)
                                                                                 ---------------   ---------------   --------------
      Net land, buildings and improvements and equipment                                   670.3             673.7            674.0
  Unamortized product tooling costs                                                        117.1             119.0            110.4
                                                                                 ---------------   ---------------   --------------
      NET PROPERTY                                                                         787.4             792.7            784.4
                                                                                 ---------------   ---------------   --------------

OTHER ASSETS
  Goodwill                                                                                 486.3             452.8            431.1
  Other intangibles                                                                        167.1             117.5            124.2
  Investments                                                                              103.8              95.4             99.8
  Other long-term assets                                                                   297.4             288.5            269.8
                                                                                 ---------------   ---------------   --------------
      OTHER ASSETS                                                                       1,054.6             954.2            924.9
                                                                                 ---------------   ---------------   --------------

TOTAL ASSETS                                                                     $       3,533.8   $       3,407.1   $      3,404.3
                                                                                 ===============   ===============   ==============

The notes are an integral part of these consolidated statements.

                          BRUNSWICK CORPORATION
                       CONSOLIDATED BALANCE SHEETS
        AS OF JUNE 30, 2003, DECEMBER 31, 2002, AND JUNE 30, 2002
                               (IN MILLIONS)


                                                                                   JUNE 30,         December 31,        June 30,
                                                                                     2003               2002              2002
                                                                                ---------------   ----------------  ---------------
                                                                                  (UNAUDITED)                         (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt, including
    current maturities of long-term debt                                        $          43.6   $           28.9  $          45.8
  Accounts payable                                                                        308.6              291.2            264.0
  Accrued expenses                                                                        729.6              685.5            694.9
                                                                                ---------------   ----------------  ---------------
      CURRENT LIABILITIES                                                               1,081.8            1,005.6          1,004.7
                                                                                ---------------   ----------------  ---------------

LONG-TERM DEBT
  Notes, mortgages and debentures                                                         588.5              589.5            600.9
                                                                                ---------------   ----------------  ---------------


DEFERRED ITEMS
  Income taxes                                                                             98.2              144.1            205.8
  Postretirement and postemployment benefits                                              400.8              399.3            215.3
  Other                                                                                   187.9              166.8            165.5
                                                                                ---------------   ----------------  ---------------
      DEFERRED ITEMS                                                                      686.9              710.2            586.6
                                                                                ---------------   ----------------  ---------------


COMMON SHAREHOLDERS' EQUITY
  Common stock; authorized: 200,000,000 shares,
    $0.75 par value; issued: 102,538,000 shares                                            76.9               76.9             76.9
  Additional paid-in capital                                                              308.6              308.9            309.2
  Retained earnings                                                                     1,170.1            1,112.7          1,113.7
  Treasury stock, at cost 12,192,000,
    12,377,000 and 12,454,000 shares                                                     (224.3)            (228.7)          (230.6)
  Unamortized ESOP expense and other                                                      (17.7)             (22.2)           (28.4)
  Accumulated other comprehensive loss                                                   (137.0)            (145.8)           (28.7)
                                                                                ---------------   ----------------   --------------
      COMMON SHAREHOLDERS' EQUITY                                                       1,176.6            1,101.8          1,212.1
                                                                                ---------------   ----------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $       3,533.8   $        3,407.1   $      3,404.3
                                                                                ===============   ================   ==============

The notes are an integral part of these consolidated statements.

                          BRUNSWICK CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30
                              (IN MILLIONS)
                               (UNAUDITED)

                                                                                                        2003               2002
                                                                                                  ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                                                 $           57.4   $         34.3
     Depreciation and amortization                                                                            72.9             75.2
     Change in accounting principle, net of tax                                                                  -             25.1
     Changes in noncash current assets and current liabilities                                               (61.9)            11.9
     Income taxes                                                                                            (28.9)            55.5
     Other, net                                                                                               21.9             36.6
                                                                                                  ----------------   --------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             61.4            238.6
                                                                                                  ----------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                                    (52.2)           (41.0)
     Investments                                                                                             (11.7)            (6.7)
     Acquisitions of businesses, net of cash acquired                                                        (97.4)            (8.8)
     Other, net                                                                                                3.3              4.0
                                                                                                  ----------------   --------------
        NET CASH USED FOR INVESTING ACTIVITIES                                                              (158.0)           (52.5)
                                                                                                  ----------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net issuances of commercial paper and other
       short-term debt                                                                                         1.5             18.5
     Payments of long-term debt including current maturities                                                  (5.0)           (18.0)
     Stock options exercised                                                                                   2.8             39.4
                                                                                                  ----------------   --------------
        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                                  (0.7)            39.9
                                                                                                  ----------------   --------------

Net increase (decrease) in cash and cash equivalents                                                         (97.3)           226.0
Cash and cash equivalents at January 1                                                                       351.4            108.5
                                                                                                  ----------------   --------------

CASH AND CASH EQUIVALENTS AT JUNE 30                                                              $          254.1   $        334.5
                                                                                                  ================   ==============

The notes are an integral part of these consolidated statements.

                              BRUNSWICK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               JUNE 30, 2003, DECEMBER 31, 2002, AND JUNE 30, 2002
                                  (UNAUDITED)

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K (the 2002 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended June 30, 2003 and 2002. Due to the seasonality of the Company's businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first two quarters of fiscal year 2003 ended on March 29, 2003, and June 28, 2003. The first two quarters of fiscal year 2002 ended on March 30, 2002, and June 29, 2002.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46),
"Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. FIN 46 applies to variable interest entities created after January 31, 2003. FIN 46 also applies in the first fiscal quarter or interim period beginning after June 15, 2003, in which the Company holds a variable interest in an entity that it acquired before February 1, 2003. The Company is evaluating its interests in entities acquired before February 1, 2003, to determine the impact FIN 46 may have on the financial statements.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets generally result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized. While amortization of goodwill and certain other intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. In the second quarter of 2002, the Company completed its impairment testing and recorded a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax, or $0.28 per diluted share) as a cumulative effect of a change in accounting principle to reduce the carrying amount of goodwill. The Company restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required under SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."

Stock-based Compensation. As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, the Company recognizes no compensation cost related to stock options granted in its Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes. Refer to Notes 1 and 12 to the consolidated financial statements in the 2002 Form 10-K for further detail relating to the Company's stock-based compensation. The Company will continue to evaluate its accounting for stock options as additional authoritative guidance is issued.

Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its outstanding stock option plans as of June 30 (in millions, except per share data):

                                                                                      QUARTER ENDED             SIX MONTHS ENDED
                                                                                         JUNE 30                     JUNE 30
                                                                                -------------------------  ------------------------
                                                                                    2003         2002          2003         2002
                                                                                -----------  ------------  ------------  ----------
Earnings before cumulative effect of change
  in accounting principle:
  As reported                                                                   $      53.6  $       46.2  $       57.4  $     59.4
  Less: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of tax                                                                 1.3           1.3           2.5         2.7
                                                                                -----------  ------------  ------------  ----------
  Pro forma                                                                     $      52.3  $       44.9  $       54.9  $     56.7
                                                                                ===========  ============  ============  ==========
Basic earnings per common share before cumulative effect
  of change in accounting principle:
  As reported                                                                   $      0.59  $       0.51  $       0.63  $     0.66
  Pro forma                                                                            0.58          0.50          0.61        0.63
Diluted earnings per common share before cumulative effect of change in accounting principle:
  As reported                                                                   $      0.59  $       0.51  $       0.63  $     0.66
  Pro forma                                                                            0.57          0.49          0.60        0.63

NOTE 2 - EARNINGS PER COMMON SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it reflects the dilutive effect of the Company's employee stock option plans. The decrease in the dilutive effect of stock option plans for the 2003 quarterly and year-to-date periods was due to a decrease in the Company's average stock price.

Basic and diluted earnings per share for the quarterly and year-to-date period ending June 30, 2003 and 2002 are calculated as follows (in millions, except per share data):

                                                                                    QUARTER ENDED             SIX MONTHS ENDED
                                                                                        JUNE 30                    JUNE 30
                                                                              --------------------------  -------------------------
                                                                                    2003         2002         2003         2002
                                                                              -------------  -----------  -----------  ------------
Earnings before cumulative effect of change in accounting principle           $        53.6  $      46.2  $      57.4  $       59.4
    Cumulative effect of a change in accounting principle                                 -            -            -         (25.1)
                                                                              -------------  -----------  -----------  ------------
Net earnings                                                                  $        53.6  $      46.2  $      57.4  $       34.3
                                                                              =============  ===========  ===========  ============

Average outstanding shares - basic                                                     90.8         90.2         90.7          89.5
  Dilutive effect of stock option plans                                                 0.5          1.2          0.3           1.1
                                                                              -------------  -----------  -----------  ------------
Average outstanding shares - diluted                                                   91.3         91.4         91.0          90.6
                                                                              =============  ===========  ===========  ============

Basic earnings per share:
Earnings before cumulative effect of change in accounting principle           $        0.59  $      0.51  $      0.63  $       0.66
  Cumulative effect of a change in accounting principle                                   -            -            -         (0.28)
                                                                              -------------  -----------  -----------  ------------
Net earnings                                                                  $        0.59  $      0.51  $      0.63  $       0.38
                                                                              =============  ===========  ===========  ============

Diluted earnings per share:
Earnings before cumulative effect of change in accounting principle           $        0.59  $      0.51  $      0.63  $       0.66
   Cumulative effect of a change in accounting principle                                  -            -            -         (0.28)
                                                                              -------------  -----------  -----------  ------------
Net earnings                                                                  $        0.59  $      0.51  $      0.63  $       0.38
                                                                              =============  ===========  ===========  ============

Options to purchase 4.3 million and 1.4 million shares of common stock were outstanding as of June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the shares and, therefore, the effect would have been antidilutive.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Financial Commitments. The Company has entered into agreements, which are customary in the marine industry, that provide for the repurchase of its products from a financial institution in the event of repossession upon a dealer's default. Repurchases and losses incurred under these agreements have not had a significant effect on the Company's liquidity and results of operations. The maximum potential repurchase commitments were approximately $188 million at June 30, 2003.

The Company also has various agreements with financial institutions that provide limited recourse on customer obligations relating to bowling capital equipment, fitness equipment and marine product sales. Recourse losses have not had a significant effect on the Company's liquidity and results of operations. The maximum potential recourse liabilities outstanding under these programs at June 30, 2003, were approximately $57 million.

The Company had outstanding standby letters of credit, surety bonds and other financial guarantees of $171.1 million at June 30, 2003, representing conditional commitments whereby a third party has guaranteed the Company's ability to satisfy certain liabilities or obligations. Included in this amount is a $79.8 million surety bond to secure payment of tax deficiencies plus accrued interest related to the Company's appeal of a United States Tax Court determination. Refer to Note 14 to the consolidated financial statements of the 2002 Form 10-K for a description of the Company's reserve established in connection with the Tax Court matter. Also, see NOTE 9, SUBSEQUENT EVENTS, for further discussion regarding the status of this surety bond. The Company had $65.0 million of standby letters of credit and surety bonds outstanding as of June 30, 2003, included in the $171.1 million noted above, primarily in connection with its self-insured workers' compensation program as required by its insurance companies and various state agencies. Under certain circumstances, such as an event of default under the Company's revolving credit facility, or in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The remaining letters of credit, surety bonds and other financial guarantees are comprised of guarantees of payment for subsidiary debt, certain performance obligations and other guarantees issued in the ordinary course of business.

Product Warranties. The Company records a liability for standard product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. The Company's warranty reserves are affected by product failure rates and material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual product failure rates, and actual material usage and labor costs, a revision to the warranty reserve would be required.

Additionally, the Company's marine engine customers may purchase a warranty contract that extends product protection beyond the standard product warranty period. A deferred liability is recorded based on the amount of contracts sold. Profit is recognized over the contract period in proportion to the costs expected to be incurred. The deferred liability is reduced as actual expenses are incurred and profit is recognized.

The Company recorded the following activity related to product warranty liabilities at June 30, 2003 and 2002, in Accrued Expenses and Deferred Items-Other (in millions):

                                                                                      SIX MONTHS ENDED JUNE 30
                                                                                -----------------------------------
                                                                                      2003               2002
                                                                                ----------------   ----------------
   Balance at January 1                                                         $          168.3   $          157.5
   Provisions for contracts issued                                                          49.5               55.8
   Payments made                                                                           (44.1)             (40.0)
   Aggregate changes for pre-existing warranties                                            (0.4)               0.1
                                                                                ----------------   ----------------
   Balance at June 30                                                           $          173.3   $          173.4
                                                                                ================   ================

Legal and Environmental. In the normal course of business, the Company is subject to claims and litigation, including indemnification of obligations relating to acquisitions and divestitures. The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving any specific claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. Refer to Note 14 to the consolidated financial statements of the 2002 Form 10-K for further description of the history and the Company's reserves associated with this Tax Court matter. The Company intends to appeal the recent Tax Court decision to the United States Court of Appeals for the District of Columbia. If the Company does not prevail in its appeal, the Company could owe approximately $135 million, consisting of $60 million in taxes due plus $75 million of interest, net of tax. The Company has previously settled a number of other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would reduce the liability associated with the two partnership investments to approximately $50 million, consisting of $28 million in taxes due and $22 million in interest, net of tax. In April 2003, the Company elected to pay to the IRS $62 million (approximately $50 million after-tax) in connection with this matter while the appeal is pending. The payment was comprised of $28 million in taxes due and $34 million of pre-tax interest ($22 million after-tax). The Company elected to make this payment to avoid future interest costs, if the appeal is ultimately unsuccessful. No penalties have been formally asserted by the IRS to date. The Company believes, based on currently available information, that any penalties, if asserted, and accrued interest, would not have a material adverse effect on the Company's consolidated financial position or results of operations. See NOTE 9, SUBSEQUENT EVENTS, for further discussion.

The Company's Life Fitness division entered into court-ordered mediation in an effort to resolve a patent infringement lawsuit with Precor Incorporated (Precor), a manufacturer of fitness equipment. The lawsuit involves a dispute over patent rights held by Precor relating to the design of a cross trainer. The parties have not reached a final settlement of the lawsuit. However, in light of developments in connection with the mediation, which concluded on May 10, 2003, and occurred prior to the filing of the Company's first quarter 2003 Form 10-Q dated May 15, 2003, the Company recorded a $25.0 million charge to operating earnings in the first quarter of 2003 ($16.0 million after-tax, or $0.18 per diluted share) in accordance with accounting principles generally accepted in the United States. Refer to Note 7, to the consolidated financial statements of the 2002 Form 10-K for further discussion.

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

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. The Company has established reserves within a range of current cost estimates for all known claims. In light of existing reserves, the Company's environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position or results of operations. Refer to Note 7 to the consolidated financial statements in the 2002 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2002.

NOTE 4 - SEGMENT DATA

The following table sets forth net sales and operating earnings for each of the Company's reportable segments for the quarters and six months ended June 30, 2003 and 2002 (in millions):

                                                                                 QUARTER ENDED JUNE 30
                                                     ------------------------------------------------------------------------------
                                                                     NET SALES                         OPERATING EARNINGS
                                                     ------------------------------------       -----------------------------------
                                                           2003                 2002                 2003                 2002
                                                     --------------       ---------------       --------------      ---------------
Marine Engine                                        $        521.9       $         505.8       $         64.2      $          77.8
Boat                                                          418.9                 373.3                 32.3                 11.0
Marine eliminations                                           (69.0)                (61.2)                   -                    -
                                                     --------------       ---------------       --------------      ---------------
  Total Marine                                                871.8                 817.9                 96.5                 88.8
Fitness                                                       105.1                 103.6                  5.3                  4.0
Bowling & Billiards                                            94.1                  95.7                  1.9                 (1.7)
Corporate/Other                                                   -                     -                (16.5)               (13.2)
                                                     --------------       ---------------       --------------      ---------------
Total                                                $      1,071.0       $       1,017.2       $         87.2      $          77.9
                                                     ==============       ===============       ==============      ===============

                                                                                SIX MONTHS ENDED JUNE 30
                                                     ------------------------------------------------------------------------------
                                                                     NET SALES                          OPERATING EARNINGS
                                                     ------------------------------------       -----------------------------------
                                                           2003                 2002                  2003                2002
                                                     --------------       ---------------       --------------      ---------------
Marine Engine                                       $         934.7       $         876.2       $         83.5      $         102.5
Boat                                                          797.5                 727.2                 46.4                 14.3
Marine eliminations                                          (130.2)               (114.0)                   -                    -
                                                     --------------       ---------------       --------------      ---------------
  Total Marine                                              1,602.0               1,489.4                129.9                116.8
Fitness (A)                                                   224.3                 208.6                 (7.2)                12.9
Bowling & Billiards                                           179.2                 185.9                 10.3                  6.8
Corporate/Other                                                   -                     -                (32.8)               (28.3)
                                                    ---------------       ---------------       --------------      ---------------
Total                                               $       2,005.5       $       1,883.9       $        100.2      $         108.2
                                                    ===============       ===============       ==============      ===============

(A) Operating earnings for the six months ended June 30, 2003, include a $25.0 million pre-tax litigation charge discussed in NOTE 3, COMMITMENTS AND CONTINGENCIES.

NOTE 5 - ACQUISITIONS

Cash paid for acquisitions, net of cash acquired, totaled $97.4 million for three transactions completed in the second quarter of 2003: Valley-Dynamo, LP (Valley-Dynamo), a manufacturer of commercial and consumer pool, table hockey and foosball tables; Land 'N' Sea Corporation (Land 'N' Sea), a distributor of marine parts and accessories; and Navman NZ Limited (Navman), a manufacturer of marine electronics and global positioning systems.

                                                          CASH                   OTHER                  TOTAL
      DATE                 COMPANY NAME             CONSIDERATION (A)         CONSIDERATION          CONSIDERATION
------------------    -----------------------     ---------------------    -------------------    -------------------
     6/10/03          Valley-Dynamo               $                34.2    $                 -    $              34.2
     6/23/03          Land 'N' Sea                                 30.4                   23.4                   53.8
     6/23/03          Navman                                       32.8                      -                   32.8
                                                  ---------------------    -------------------    -------------------
                                                  $                97.4    $              23.4    $             120.8
                                                  =====================    ===================    ===================

(A) Net of cash acquired. Cash consideration includes debt of acquired entities retired immediately after the close of the transactions.

The Company acquired Valley-Dynamo's net assets, including working capital and fixed assets for $34.2 million in cash. The Company acquired the outstanding stock of Land 'N' Sea. The Company funded this acquisition through cash consideration of $30.4 million, which consisted of a $9.0 million payment and the assumption and immediate retirement of $21.4 million of Land 'N' Sea debt. Total consideration of $53.8 million paid for Land 'N' Sea also includes $12.0 million in notes to the seller and a previously held equity interest. The Company acquired 70 percent of the outstanding stock of Navman. The acquisition was funded through cash consideration of $32.8 million, which consisted of a $28.1 million payment and the assumption and immediate retirement of $4.7 million of debt. The Company has an option to acquire half of the remaining interest in Navman by the end of 2004 and the remainder by the end of 2005. The results of operations of Valley-Dynamo, Land 'N' Sea and Navman post-acquisition are included in the Bowling & Billiards, Boat and Marine Engine segments, respectively.

Cash paid for acquisitions in the first six months of 2002, net of cash acquired, totaled $8.8 million for two transactions. First, on February 10, 2002, the Company acquired Teignbridge Propellers, Ltd. (Teignbridge), which is headquartered in Newton Abott, United Kingdom. Teignbridge is a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels. Second, the Company paid additional consideration related to the 2001 acquisition of Hatteras Yachts, Inc.

Refer to Note 6 to the consolidated financial statements in the 2002 Form 10-K for further detail relating to the Company's acquisitions.

NOTE 6 - COMPREHENSIVE INCOME

Accumulated other comprehensive income includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized gains and losses on derivatives and investments, all net of tax. Comprehensive income for the quarters and six months ended June 30, 2003 and 2002, is as follows (in millions):

                                                                                QUARTER ENDED                  SIX MONTHS ENDED
                                                                                   JUNE 30                          JUNE 30
                                                                         ---------------------------    ---------------------------
                                                                             2003           2002            2003            2002
                                                                         ------------   ------------    ------------   ------------
Net earnings                                                             $       53.6   $       46.2    $       57.4   $       34.3
Other comprehensive income:
   Foreign currency cumulative translation
     adjustment                                                                   8.3            6.7             8.4            9.7
   Net change in unrealized gains on
     investments                                                                  5.7            1.0             2.8            5.7
   Net change in accumulated unrealized
     derivative gains (losses)                                                   (1.9)          (0.4)           (2.4)           0.6
                                                                         ------------   ------------    ------------   ------------
     Total other comprehensive income                                            12.1            7.3             8.8           16.0
                                                                         ------------   ------------    ------------   ------------
Comprehensive income                                                     $       65.7   $       53.5    $       66.2   $       50.3
                                                                         ============   ============    ============   ============

NOTE 7 - STANDARDIZATION OF VACATION POLICY

The Company has an initiative to standardize benefits across its divisions. Under that initiative, the Company approved a new policy related to salaried employee vacation pay during the second quarter of 2003. The new policy was communicated to employees and became effective June 1, 2003. Eligible employees now earn vacation pay ratably over the course of the period during which services are rendered. The new policy provides for certain exceptions for long-serviced employees approaching retirement age and to comply with state law.

Prior to June 1, 2003, certain divisions of the Company had a policy in which eligible employees received an annual vacation grant at the beginning of each year and were able to take vacation immediately to the full extent of the grant. In the event of an employee's involuntary or voluntary termination, the employee was entitled to receive cash compensation for vacation time not taken from the annual grant. As a result, the Company accrued the full vacation liability as of the beginning of each year as required by SFAS No. 43, "Accounting for Compensated Absences."

As a result of the change in the vacation policy, $6.1 million pre-tax
($4.0 million after-tax) of the previously recorded vacation liability of $11.6 million, existing as of June 1, 2003, was reversed and reflected as reductions in both Cost of Sales, and Selling, General, and Administrative expenses in the second quarter of 2003 Consolidated Statements of Income. The new policy will not have an impact on the amount of vacation expense recorded by the Company on an annual basis in the future.

NOTE 8 - INCOME TAXES

In the second quarter of 2003, the Company lowered its annual effective tax rate to 35 percent from 36 percent, due in part to the prepayment of the United States Tax Court matter discussed in NOTE 3, COMMITMENTS AND CONTINGENCIES. As a result of the prepayment, the Company will no longer need to accrue interest costs associated with the United States Tax Court matter. These costs were previously included in income tax expense.

NOTE 9 - SUBSEQUENT EVENTS

As a result of the Company's payment associated with the United States Tax Court Matter discussed in NOTE 3, COMMITMENTS AND CONTINGENCIES, on June 30, 2003, the Company was released from its obligation under the $79.8 million surety bond.

On July 2, 2003, the Company contributed $19.5 million to Brunswick
Acceptance Company, LLC (BAC), a joint venture with Transamerica Distribution Finance (TDF) to provide financial products and services to customers of the Company's domestic marine businesses. The contribution increased the Company's equity ownership in BAC to 49 percent from 15 percent.

Under terms of the joint venture agreement with TDF, BAC will purchase from the Company and service a portion of Mercury Marine's domestic accounts receivable relating to its boatbuilder and dealer customers. On July 2, 2003, the Company made an initial sale of a significant portion of Mercury Marine's domestic accounts receivables to BAC for $124.1 million in cash, net of discount. The Company has a retained interest in $37.4 million of the initial receivables sold, as a result of recourse provisions. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company will treat the sale of those receivables in which the Company retains an interest as a secured obligation. Under terms of the contractual agreements with BAC, the Company's maximum recourse exposure on these receivables, included in the initial sale, is limited to $20.2 million. BAC will continue to purchase and service a portion of Mercury Marine's domestic accounts receivable on an ongoing basis. Due to the seasonality of the marine business, the outstanding balance for receivables sold to BAC is expected to decrease to approximately $90 million to $105 million by the end of the third quarter of 2003.

On July 15, 2003, the Company purchased a 49 percent equity interest for $5.5 million in Rayglass Sales and Marketing Limited, a boat manufacturer located in New Zealand.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MATTERS AFFECTING COMPARABILITY

The Company's operating results for 2003 include: the operating results of Valley-Dynamo, LP (Valley-Dynamo), a manufacturer of commercial and consumer pool, table hockey and foosball tables; Land 'N' Sea Corporation (Land 'N' Sea), a distributor of marine parts and accessories; and Navman NZ Limited (Navman), a manufacturer of marine electronics and global positioning systems; from the acquisition dates of June 10, 2003, June 23, 2003, and June 23, 2003, respectively. The acquisition of Valley-Dynamo will add new products and distribution channels to our billiards operations while the acquisition of Land 'N' Sea provides the Company with the capabilities and infrastructure to develop a boat parts and accessories business. The acquisition of Navman complements the Company's expansion into marine-based electronics and integration.

Additionally, the Company's operating results for the first half of 2003 include the financial results of Monolith Corporation/Integrated Dealer Systems, a leading developer of dealer management systems for dealers of marine products and recreational vehicles, and Northstar Technologies, Inc., a supplier of premium marine navigation electronics. These businesses were acquired on October 1, 2002, and December 16, 2002, respectively.

The Company's operating results for 2002 include the financial results of Teignbridge Propellers, LTD., a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels, from the acquisition date of February 10, 2002.

The Company's Life Fitness division entered into court-ordered mediation in an effort to resolve a patent infringement lawsuit with Precor Incorporated (Precor), a manufacturer of fitness equipment. The lawsuit involves a dispute over patent rights held by Precor relating to the design of a cross trainer. The parties have not reached a final settlement of the lawsuit. However, in light of developments in connection with the mediation, which concluded on May 10, 2003, and occurred prior to the filing of the Company's first quarter 2003 Form
10-Q dated May 15, 2003, the Company recorded a $25.0 million charge to operating earnings in the first quarter of 2003 ($16.0 million after-tax, or $0.18 per diluted share) in accordance with accounting principles generally accepted in the United States. Refer to Note 7, to the consolidated financial statements of the 2002 Form 10-K for further discussion.

CONSOLIDATED

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the quarter and six months ended June 30, 2003 and 2002 (in millions, except per share data):

                                                                           QUARTER ENDED                    SIX MONTHS ENDED
                                                                              JUNE 30                           JUNE 30
                                                                 --------------------------------  --------------------------------
                                                                        2003            2002             2003             2002
                                                                 ---------------  ---------------  ---------------  ---------------
Net sales                                                        $       1,071.0  $       1,017.2  $       2,005.5  $       1,883.9
Operating earnings (A)                                           $          87.2  $          77.9  $         100.2  $         108.2
Earnings before cumulative effect of  change in
  accounting principle                                           $          53.6  $          46.2  $          57.4  $          59.4
Cumulative effect of change in accounting
  principle, net of tax (B)                                                    -                -                -            (25.1)
                                                                 ---------------  ---------------  ---------------  ---------------
Net earnings                                                     $          53.6  $          46.2  $          57.4  $          34.3
                                                                 ===============  ===============  ===============  ===============

Diluted earnings per share from continuing
  operations                                                     $          0.59  $          0.51  $          0.63  $          0.66
Cumulative effect per share of change in
  accounting principle (B)                                                     -                -                -            (0.28)
                                                                 ---------------  ---------------  ---------------  ---------------
Diluted earnings per share                                       $          0.59  $          0.51  $          0.63  $          0.38
                                                                 ===============  ===============  ===============  ===============

EXPRESSED AS A PERCENTAGE OF NET SALES:
Gross margin                                                               24.6%            23.6%            23.6%            22.9%
Selling, general and administrative expense                                16.5%            15.9%            18.6%            17.1%
Operating margin                                                            8.1%             7.7%             5.0%             5.7%

(A) Operating Earnings for the six months ended June 30, 2003, include a $25.0 million pre-tax litigation charge discussed in NOTE 3, COMMITMENTS AND CONTINGENCIES, to the Consolidated Financial Statements and MATTERS AFFECTING COMPARABILITY above.
(B) The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 142, "Goodwill and Other Intangible Assets," which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized. While amortization of goodwill and certain other intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. In the second quarter of 2002, the Company completed its impairment testing and recorded a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax, or $0.28 per diluted share) as a cumulative effect of a change in accounting principle to reduce the carrying amount of goodwill. The Company restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required under SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."

In the second quarter of 2003, the Company reported net sales of $1,071.0 million, up 5.3 percent from the second quarter of 2002. For the first six months of 2003, sales increased 6.5 percent to $2,005.5 million when compared with the same period in 2002. The increase in sales for the quarterly and year-to-date periods was attributed to an increase in sales from the Marine Engine, Boat and Fitness segments, partially offset by a decline in sales in the Bowling & Billiards segment. Marine Engine segment sales increased due to higher revenues from international markets, driven by favorable currency trends and additional sales associated with acquisitions completed in 2002, partially offset by lower domestic revenues. Boat segment sales increased due to higher shipments and pricing in 2003. Fitness segment sales increased primarily due to higher sales of commercial fitness equipment in the domestic markets. Bowling & Billiards segment sales decreased due to a decline in bowling capital equipment sales and weaker consumer demand for billiards products.

Gross margin percentage in the second quarter of 2003 increased to 24.6 percent from 23.6 percent in the second quarter of 2002. Gross margin percentage for the first six months of 2003 increased to 23.6 percent from 22.9 percent in the same period last year. The increase in the gross margin percentage for both the quarterly and year-to-date periods was primarily due to cost reduction activities across most operations, higher production and favorable pricing in the Boat segment, and favorable foreign currency trends from a weakening dollar which benefited the Company's international businesses. These factors were partially offset by higher pension, healthcare and insurance costs, and various factors in the Marine Engine segment including lower production levels of outboard and sterndrive engines resulting in lower absorption of fixed costs, a mix shift towards sales of lower-horsepower engines and low-emission outboard engines, which carry lower margins, and reduced sales of higher margin parts and accessories.

Operating earnings for the second quarter of 2003 totaled $87.2 million compared with $77.9 million in the same period in 2002. Operating margins increased 40 basis points to 8.1 percent in the current quarter versus 7.7 percent in the second quarter of 2002. The increase in operating earnings was primarily attributed to higher shipments from the Boat and Fitness segments, higher pricing and reduced discounting to Boat segment dealers and the favorable impact of a weakening dollar which benefited the Company's international operations. Partially offsetting this increase, were lower sales from the Marine Engine segment's domestic operations; higher pension, healthcare and insurance costs; the various factors affecting gross margin in the Marine Engine segment noted above; and increased investment in new product development across all reportable segments.

Also, operating earnings in the second quarter of 2003 increased by $6.1 million as the Company standardized its vacation policy across its divisions. Refer to NOTE 7, STANDARDIZATION OF VACATION POLICY, to the Consolidated Financial Statements. Offsetting this benefit were $4.1 million of severance and outplacement charges in the second quarter of 2003, associated with a salaried workforce reduction at the Company's Mercury Marine division and $0.7 million of expenses and unfavorable manufacturing variances associated with the closure of the Fitness segment's Paso Robles, California, facility. The transfer of production from the Paso Robles plant to an existing facility in Ramsey, Minnesota, is expected to be completed by early 2004.

Operating earnings for the first six months of 2003 totaled $100.2 million compared with $108.2 million in the same period in 2002. For the first six months of 2003, operating margins decreased 70 basis points to 5.0 percent versus 5.7 percent in the same period in 2002. The decline in operating earnings and operating margins is primarily attributed to the previously mentioned litigation charge. Management believes that presentation of operating earnings excluding this litigation charge provides a more meaningful comparison to prior period results because it allows for a more customary operating earnings comparison. Excluding this charge from the year-to-date comparison, operating earnings totaled $125.2 million compared with $108.2 million, and operating margins increased 50 basis points to 6.2 percent. The increase in operating earnings for the first six months of 2003 is largely attributed to the same factors as in the quarterly comparison.

Interest expense decreased $0.5 million, or 4.7 percent, in the second quarter of 2003 compared with the same period in 2002. Interest expense decreased $0.8 million, or 3.7 percent, for the first six months of 2003 compared with the same period in 2002. The decrease in interest expense in both periods is principally due to a decline in the average level of outstanding debt.

Other income totaled $5.3 million in the second quarter of 2003 compared with $4.7 million in the same period of 2002. Other income totaled $8.9 million for the first six months of 2003 compared with $6.0 million for the same period last year. The increase in other income for both periods is primarily due to higher interest income and favorable currency adjustments. The second quarter and first six months of 2003 also benefited from improved results from joint venture investments, most notably the Cummins MerCruiser Diesel Marine LLC joint venture.

Average common shares outstanding used to calculate diluted earnings per share of 91.3 million for the second quarter of 2003 were comparable to the second quarter of 2002. Average common shares outstanding used to calculate diluted earnings per share for the first six months increased to 91.0 million in 2003 from 90.6 million in 2002. This reflects an increase in average diluted shares outstanding due to the effect of stock options exercised, partially offset by a decrease in common stock equivalents related to unexercised employee stock options as a result of a decrease in the Company's average stock price.

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

MARINE ENGINE SEGMENT

The following table sets forth Marine Engine segment results for the quarter and six months ended June 30, 2003 and 2002 (in millions):

                                                                         QUARTER ENDED                     SIX MONTHS ENDED
                                                                            JUNE 30                             JUNE 30
                                                                ---------------------------------    ------------------------------
                                                                     2003               2002             2003              2002
                                                                --------------     --------------    ------------     -------------
Net sales                                                       $        521.9     $        505.8    $      934.7     $       876.2
Operating earnings                                              $         64.2     $         77.8    $       83.5     $       102.5
Operating margin                                                          12.3%              15.4%            8.9%             11.7%
Capital expenditures                                            $         14.0     $          7.4    $       21.6     $        10.9

Marine Engine segment sales, which include the Company's Mercury Marine and Brunswick New Technologies operations, increased $16.1 million, or 3.2 percent, to $521.9 million in the second quarter of 2003 compared with the second quarter of 2002. Sales for the first six months of 2003 increased $58.5 million, or 6.7 percent, to $934.7 million when compared with the same period last year. The primary drivers behind the increase in the second quarter of 2003 were favorable currency trends from a weakening dollar, higher wholesale shipments of sterndrive engines in international markets, and additional revenues associated with acquisitions completed in 2002. This sales increase was partially offset by a decrease in wholesale shipments of outboard and sterndrive engines in the domestic market due to weaker marine activity and increased domestic and foreign competition, and lower domestic parts and accessories sales due in part to unfavorable weather. Year-to-date sales benefited from factors similar to those in the second quarter.

Operating earnings decreased $13.6 million, or 17.5 percent, to $64.2 million in the second quarter of 2003, compared with $77.8 million in the second quarter of 2002. Operating margins fell 310 basis points to 12.3 percent in the second quarter of 2003 when compared with the second quarter of 2002. Operating earnings decreased $19.0 million, or 18.5 percent, to $83.5 million for the first six months of 2003, compared with $102.5 million in the same period of 2002. Operating margins fell 280 basis points to 8.9 percent in the first six months of 2003 when compared with the same period in 2002. For both the second quarter and year-to-date comparisons, operating earnings benefited from higher sales, a change in the salaried employee vacation policy discussed in NOTE 7, STANDARDIZATION OF VACATION POLICY, to the Consolidated Financial Statements, and lower variable compensation costs. These factors were more than offset by lower production of outboard and sterndrive engines, which resulted in lower absorption of fixed costs; higher pension, healthcare and insurance costs; costs of $4.1 million associated with a salaried workforce reduction; reduced sales of higher margin parts and accessories due in part to unfavorable weather; and by a mix shift towards sales of lower-horsepower engines and low-emission outboard engines, which carry lower margins.


BOAT SEGMENT

The following table sets forth Boat segment results for the quarter and six months ended June 30, 2003 and 2002 (in millions):

                                                                        QUARTER ENDED                      SIX MONTHS ENDED
                                                                           JUNE 30                              JUNE 30
                                                               --------------------------------    --------------------------------
                                                                    2003               2002             2003               2002
                                                               --------------     -------------    -------------      -------------
Net sales                                                      $        418.9     $       373.3    $       797.5      $       727.2
Operating earnings                                             $         32.3     $        11.0    $        46.4      $        14.3
Operating margin                                                          7.7%              2.9%             5.8%               2.0%
Capital expenditures                                           $          7.4     $        10.3    $        13.7      $        19.5

Boat segment sales increased $45.6 million, or 12.2 percent, to $418.9 million in the second quarter of 2003, compared with $373.3 million in the second quarter of 2002. Sales for the first six months of 2003 increased $70.3 million, or 9.7 percent, to $797.5 million when compared with the same period last year. The sales increase in the second quarter and year-to-date periods was driven by higher wholesale shipments, most notably for smaller boats, as well as favorable pricing and reduced discounting to dealers. The increase in shipments is attributed to a change in the rate at which dealers adjusted their inventories, rather than higher retail sales. In the first half of 2002, dealers significantly reduced their wholesale purchases to lower their inventory levels. Reductions in dealer inventories during 2003 occurred at a much lower rate and reflect more normal seasonal activity.

Operating earnings for the segment increased $21.3 million to $32.3 million in the second quarter of 2003, compared with the same period in 2002. Operating margins increased 480 basis points to 7.7 percent in the second quarter of 2003, compared with the second quarter of 2002. Operating earnings increased $32.1 million to $46.4 million for the first six months of 2003, compared with $14.3 million in the same period of 2002. Operating margins increased 380 basis points to 5.8 percent in the first six months of 2003 when compared with the same period in 2002. The increase in operating earnings for the second quarter 2003 was due to the higher sales volume, higher prices, reduced discounting to dealers, and reduced losses at the segment's US Marine division driven by operational efficiencies. The increase in operating earnings for the year-to-date 2003 comparison was due to the higher sales volume, higher prices and reduced discounting to dealers, and improved absorption of fixed costs due to higher boat production levels. The increase in operating earnings for both the quarterly and year-to-date periods was partially offset by an increase in variable compensation costs.

FITNESS SEGMENT

The following table sets forth Fitness segment results for the quarter and six months ended June 30, 2003 and 2002 (in millions):

                                                                         QUARTER ENDED                     SIX MONTHS ENDED
                                                                            JUNE 30                             JUNE 30
                                                               --------------------------------    --------------------------------
                                                                    2003              2002              2003             2002
                                                               --------------    --------------    -------------    ---------------
Net sales                                                      $        105.1    $       103.6     $       224.3    $         208.6
Operating earnings (loss) (A)                                  $          5.3    $         4.0     $        (7.2)   $          12.9
Operating margin                                                          5.0%             3.9%             (3.2)%              6.2%
Capital expenditures                                           $          3.4    $         3.3     $         6.3    $           4.8

(A) Operating Earnings for the six months ended June 30, 2003, include a $25.0 million pre-tax litigation charge discussed in NOTE 3, COMMITMENTS AND CONTINGENCIES, to the Consolidated Financial Statements and MATTERS AFFECTING COMPARABILITY above.

Fitness segment sales increased $1.5 million, or 1.4 percent, to $105.1 million in the second quarter of 2003, compared with the second quarter of 2002. Sales for the first six months of 2003 increased $15.7 million, or 7.5 percent, to $224.3 million when compared with the same period last year. The sales increase for the second quarter and the first half of 2003 was primarily due to increased domestic commercial sales to health club chains and the military, and favorable currency trends from a weakening dollar in international markets. The increase in second quarter 2003 sales was partially offset by decreased sales of commercial and consumer products in international markets due to unfavorable market conditions, specifically in Asia where severe acute respiratory syndrome
(SARS) impacted demand. Sales of commercial and consumer product sales benefited from share gains attributed to the success of new product and new model introductions, such as commercial stationary bikes, independent steppers and home gyms. The sales increase for the quarterly and year-to-date periods was partially offset by a decline in retail sales at the Company's Omni Fitness stores due to overall weakness in the domestic economy.

Operating earnings in the second quarter of 2003 increased $1.3 million to $5.3 million compared with the second quarter of 2002. Operating margins increased 110 basis points to 5.0 percent in the second quarter of 2003 when compared to the same period last year. Operating earnings for the first six months of 2003 decreased to an operating loss of $7.2 million from operating earnings of $12.9 million in the same period of 2002. Operating margins decreased to a negative 3.2 percent for the first six months of 2003 when compared with the same period last year. For the first six months of 2003, the decline in operating earnings and operating margins is primarily attributed to the previously mentioned litigation charge. Management believes that presentation of operating earnings excluding this litigation charge provides a more meaningful comparison to prior period results because it allows for a more customary operating earnings comparison. Excluding this charge from the year-to-date comparison, operating earnings for the segment increased $4.9 million, or 38.0 percent, to $17.8 million. Operating margins for the first six months of 2003 increased 170 basis points to 7.9 percent when compared with the same period last year. Operating earnings for the quarterly and year-to-date periods increased primarily due to higher sales and lower warranty costs partially offset by increased healthcare and insurance costs. Additionally, second quarter and year-to-date 2003 operating earnings were negatively affected by expenses and unfavorable manufacturing variances of $0.7 million and $1.3 million, respectively, associated with the closure of the segment's Paso Robles, California, facility.

The transfer of production from the Paso Robles plant to an existing facility in Ramsey, Minnesota, is expected to be completed in early 2004. A total of approximately $5.0 million in expenses and unfavorable manufacturing variances associated with this closure are anticipated. Once completed, annual cost savings from the move are expected to be approximately $5.0 million.

BOWLING & BILLIARDS SEGMENT

The following table sets forth Bowling & Billiards segment results for the quarter and six months ended June 30, 2003 and 2002 (in millions):

                                                                         QUARTER ENDED                      SIX MONTHS ENDED
                                                                            JUNE 30                              JUNE 30
                                                                --------------------------------     ------------------------------
                                                                      2003              2002              2003             2002
                                                                ---------------    -------------     -------------    -------------
Net sales                                                       $          94.1    $        95.7     $       179.2    $       185.9
Operating earnings (loss)                                       $           1.9    $        (1.7)    $        10.3    $         6.8
Operating margin                                                            2.0%            (1.8)%             5.7%             3.7%
Capital expenditures                                            $           7.2    $         3.5     $        10.1    $         5.5

Bowling & Billiards segment sales decreased $1.6 million, or 1.7 percent, to $94.1 million in the second quarter of 2003, compared with the second quarter of 2002. Sales for the first six months of 2003 decreased $6.7 million, or 3.6 percent, to $179.2 million when compared with the same period last year. The decrease in sales for the quarterly and year-to-date periods was primarily due to lower sales volumes of bowling capital equipment in domestic markets and weaker consumer demand for billiards products. This decrease in sales was partially offset by an increase in revenues from retail bowling centers and additional revenues associated with the Valley-Dynamo acquisition, which occurred late in the second quarter of 2003.

Operating earnings in the second quarter of 2003 were $1.9 million, compared with an operating loss of $1.7 million in the second quarter of 2002. Operating margins were 2.0 percent for the second quarter of 2003 when compared with a negative 1.8 percent for the same period last year. Operating earnings increased $3.5 million to $10.3 million for the first six months of 2003, compared with $6.8 million in the same period of 2002. Operating margins increased 200 basis points to 5.7 percent in the first six months of 2003 when compared with the same period in 2002. Operating earnings in the quarterly and year-to-date periods benefited from cost reduction programs and the absence of impairment charges recorded in the second quarter of 2002 for European retail bowling centers, partially offset by lower sales and increased research and development spending.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth an analysis of cash flow for the six-month periods ended June 30, 2003 and 2002 (in millions):

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30
                                                                                           -----------------------------
                                                                                              2003             2002
                                                                                           ------------     ------------
Net income                                                                                 $       57.4     $       34.3
Interest expense                                                                                   20.8             21.6
Depreciation & amortization                                                                        72.9             75.2
Income tax provision                                                                               30.9             33.2
Cumulative effect of a change in accounting principle, net of tax                                     -             25.1
                                                                                           ------------     ------------
EBITDA *                                                                                          182.0            189.4
                                                                                           ------------     ------------
Changes in working capital                                                                        (61.9)            11.9
Interest expense                                                                                  (20.8)           (21.6)
Tax (payments) refunds, net                                                                       (59.8)            22.3
Other                                                                                              21.9             36.6
                                                                                           ------------     ------------
    Cash provided by operating activities                                                          61.4            238.6
    Cash used for investing activities **                                                         (60.6)           (43.7)
                                                                                           ------------     ------------
    Free cash flow *                                                                       $        0.8     $      194.9
                                                                                           ============     ============

* EBITDA is presented to assist in the analysis of cash flow from operations. Free cash flow is defined as cash flow from operating and investing activities, excluding acquisitions and financing activities. These measures are not intended as an alternative measure of operating results or cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses these financial measures, both in presenting its results to stockholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that these financial measures, and the information they provide, are useful to investors because they permit investors to view the Company's performance using the same tools that management uses to gauge progress in achieving its stated goals. Management believes that the non-GAAP financial measure "EBITDA" is also useful to investors as it is commonly used in financial analysis. Management believes that the non-GAAP financial measure "Free Cash Flow" is also useful to investors because it is an indication of cash flow that may be available to fund further investment in future growth initiatives.
** Comprised principally of capital expenditures and excludes acquisition activities.

The Company's major sources of funds for investments and dividend payments are cash generated from operating activities, available cash balances and selected borrowings.

In the first six months of 2003, net cash provided by operating activities totaled $61.4 million compared with net cash provided by operating activities of $238.6 million in the first six months of 2002.

The $177.2 million decrease in net cash used for operating activities in the first six months of 2003 versus the prior year is attributed to the tax payment of $62.0 million ($50.0 million after-tax) in 2003 related to the Tax Court matter (discussed in NOTE 3, COMMITMENTS AND CONTINGENCIES, to the Consolidated Financial Statements), the absence of tax refunds in 2002 that resulted from the divestiture of the beverage cooler business completed in late 2001, and an increase in working capital. Cash used for operating activities included changes in working capital that resulted in a use of cash of $61.9 million in 2003 versus cash provided of $11.9 million in 2002. The use of cash from working capital in the first six months of 2003 was the result of variable compensation payments in the first quarter of 2003, and the absence of cash generated from a reduction in Boat segment inventories in the first half of 2002, partially offset by the reserve established in the first quarter of 2003 for the aforementioned Fitness segment litigation, which has not been paid.

Cash flows from investing activities included capital expenditures of $52.2 million in the first six months of 2003, compared with $41.0 million in the first six months of 2002. Cash paid for acquisitions, net of cash acquired, totaled $97.4 million in the first six months of 2003, compared with $8.8 million in the first six months of 2002. See NOTE 5, ACQUISITIONS, to the Consolidated Financial Statements for further details. The Company invested $11.7 million during the first six months of 2003 in Bella-Veneet OY, a boat manufacturer located in Finland, and in Brunswick Acceptance Company LLC, a financial products and services joint venture discussed below. Investments of $6.7 million in 2002 were primarily related to the Cummins MerCruiser Diesel Marine LLC joint venture.

Cash flow from financing activities resulted in a $0.7 million use of cash in the first six months of 2003, as compared with a cash inflow of $39.9 million in the prior year period. The Company received $2.8 million from stock options exercised in the first half of 2003, compared with $39.4 million during the same period of 2002.

Cash and cash equivalents totaled $254.1 million at June 30, 2003, down
$97.3 million from $351.4 million at December 31, 2002. Total debt at June 30, 2003, increased $13.7 million to $632.1 million, versus $618.4 million at December 31, 2002, and debt-to-capitalization ratios were 34.9 and 35.9 percent, respectively. The increase in debt is primarily related to the issuance of notes associated with the Land 'N' Sea acquisition. The Company has a $350.0 million long-term revolving credit agreement with a group of banks as described in Note 10 to the consolidated financial statements of the 2002 Form 10-K that serves as support for commercial paper borrowings. There were no borrowings under the revolving credit agreement during the first six months of 2003. The Company has the ability to issue up to $100.0 million in letters of credit under the revolving credit facility, with $71.5 million in outstanding letters of credit at June 30, 2003. The Company had borrowing capacity of $278.5 million under the terms of the revolving credit agreement at June 30, 2003. The Company also has $600.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

The adverse conditions in equity markets in recent years, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company's domestic qualified defined benefit pension plans. There was no legal requirement under the Employee Retirement Income Security Act (ERISA) to fund these plans in 2002 and 2003. Nevertheless, the Company contributed $45.0 million in cash to the qualified pension plans during 2002 and funded $8.3 million to cover benefit payments in the unfunded nonqualified pension plan. The Company made a voluntary cash contribution of $20.0 million to the pension plans in the second quarter of 2003, and anticipates making additional contributions of approximately $20 million during the remainder of 2003 to achieve its funding objectives.

The Company established a joint venture in 2002 with Transamerica
Distribution Finance (TDF) to provide financial products and services to customers of the Company's domestic marine dealers. The venture, Brunswick Acceptance Company, LLC (BAC), began operating in January of 2003 and provides secured wholesale floor-plan financing to the Company's boat dealers. Under terms of the joint venture agreement, BAC purchases and services a portion of Mercury Marine's domestic accounts receivable relating to its boatbuilder and dealer customers, and may provide other financial services in the future in support of the Company's marine businesses. The Company's initial ownership percentage in BAC was 15 percent. In the first half of 2003, the Company made an equity investment of $3.3 million in BAC. On July 2, 2003, the Company contributed an additional $19.5 million to increase the Company's equity interest in BAC to 49 percent from 15 percent.

Under terms of the joint venture agreement with TDF, BAC will purchase and service a portion of Mercury Marine's domestic accounts receivable for its boatbuilder and dealer customers. On July 2, 2003, the Company made an initial sale of a significant portion of Mercury Marine's domestic accounts receivables to BAC for $124.1 million in cash, net of discount. The Company has a retained interest in $37.4 million of the initial receivables sold, as a result of recourse provisions. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the Company will treat the sale of those receivables in which the Company retains an interest as a secured obligation. Under terms of the contractual agreements with BAC, the Company's maximum recourse exposure on these receivables, included in the initial sale, is limited to $20.2 million. BAC will continue to purchase and service a portion of Mercury Marine's domestic accounts receivable on an ongoing basis. Due to the seasonality of the marine business, the outstanding balance for receivables sold to BAC is expected to decrease to approximately $90 million to $105 million by the end of the third quarter of 2003.

The Company's financial flexibility and access to capital markets are supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company's short-term and long-term needs.

LEGAL AND ENVIRONMENTAL

In the normal course of business, the Company is subject to claims and litigation, including indemnification obligations relating to acquisitions and divestitures. The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company's litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company's consolidated financial position. If current estimates for the cost of resolving any specific claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. Refer to Note 14 to the consolidated financial statements of the 2002 Form 10-K for further description of the history and the Company's reserves associated with this Tax Court matter. The Company intends to appeal the recent Tax Court decision to the United States Court of Appeals for the District of Columbia. If the Company does not prevail in its appeal, the Company could owe approximately $135 million, consisting of $60 million in taxes due plus $75 million of interest, net of tax. The Company has previously settled a number of other issues with the IRS on open tax years 1989 through 1994 and anticipates favorable adjustments that would reduce the liability associated with the two partnership investments to approximately $50 million, consisting of $28 million in taxes due and $22 million in interest, net of tax. In April 2003, the Company elected to pay to the IRS $62 million (approximately $50 million after-tax) in connection with this matter while the appeal is pending. The payment was comprised of $28 million in taxes due and $34 million of pre-tax interest ($22 million after-tax). The Company elected to make this payment to avoid future interest costs, if the appeal is ultimately unsuccessful. No penalties have been formally asserted by the IRS to date. The Company believes, based on currently available information, that any penalties, if asserted, and accrued interest, would not have a material adverse effect on the Company's consolidated financial position or results of operations. See NOTE 9, SUBSEQUENT EVENTS, to the Consolidated Financial Statements, for further discussion.

The Company's Life Fitness division entered into court-ordered mediation in an effort to resolve a patent infringement lawsuit with Precor Incorporated (Precor), a manufacturer of fitness equipment. The lawsuit involves a dispute over patent rights held by Precor relating to the design of a cross trainer. The parties have not reached a final settlement of the lawsuit. However, in light of developments in connection with the mediation, which concluded on May 10, 2003, and occurred prior to the filing of the Company's first quarter 2003 Form
10-Q dated May 15, 2003, the Company recorded a $25.0 million charge to operating earnings in the first quarter of 2003 ($16.0 million after-tax, or $0.18 per diluted share) in accordance with accounting principles generally accepted in the United States. Refer to Note 7, to the consolidated financial statements of the 2002 Form 10-K for further discussion.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company's critical accounting policies since the filing of its 2002 Annual Report on Form 10-K. As discussed in the annual report, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, the effect of a weak U.S. economy on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; the impact of interest rates, fuel prices and weather conditions on demand for marine products; the Company's ability to develop and produce new products and maintain product quality and service standards; the ability to successfully integrate acquisitions; the ability to maintain effective distribution; competitive pricing pressures; inventory adjustments by major dealers and retailers; the financial strength of dealers and independent boat builders; the ability to successfully manage pipeline inventories; adverse foreign economic conditions; shifts in currency exchange rates; the effect of weak financial markets on pension expense and funding levels; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the success of marketing and cost-management programs; the success of global sourcing and supply chain initiatives; new and competing technologies; imports from Asia and increased competition from Asian competitors; and possible increases in tariffs on the Company's boat and bowling equipment sales into Europe. Additional factors are included in the 2002 Form 10-K.


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

ITEM 4. - DISCLOSURE CONTROLS

The Chief Executive Officer and the Chief Financial Officer of the Company
(its principal executive officer and principal financial officer, respectively) have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no changes that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the second quarter of 2003.

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Note 3 to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report are hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

31.1 Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         On April 24, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to item 9 on Form 8-K, a press release announcing the Company's financial results for the first quarter of the fiscal year 2003. The information contained in the Form 8-K was intended to be furnished pursuant to Item 12, "Disclosure of Results of Operations and Financial Condition," and was included under Item 9 in accordance with Securities and Exchange Commission Release No. 33-8216.

         On May 15, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to item 9 on Form 8-K, a press release announcing the establishment by the Company of a $25 million litigation reserve in connection with ongoing negotiations regarding a patent suit. The information contained in the Form 8-K was intended to be furnished pursuant to Item 12, "Disclosure of Results of Operations and Financial Condition," and was included under Item 9 in accordance with Securities and Exchange Commission Release No. 33-8216.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   BRUNSWICK CORPORATION
                                                        (Registrant)

August 12, 2003                                    By:  /s/ PETER G. LEEMPUTTE
                                                   ---------------------------
                                                   Peter G. Leemputte
                                                   Vice President and Controller

*Mr. Leemputte is signing this report both as a duly authorized officer and as the principal accounting officer.

                                                                    Exhibit 31.1

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2003

                                                        /S/ GEORGE W. BUCKLEY
                                                        ---------------------
                                                        George W. Buckley
                                                        Chief Executive Officer

                                                                    Exhibit 31.2

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003

                                                        /S/ VICTORIA J. REICH
                                                        ---------------------
                                                        Victoria J. Reich
                                                        Chief Financial Officer

                                                                    Exhibit 32.1

               Certification Pursuant to Section 1350 of Chapter 63
                      of Title 18 of the United States Code



I, George W. Buckley, Chief Executive Officer of Brunswick Corporation, certify that (i) Brunswick Corporation's report on Form 10-Q for the quarterly period ending June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in Brunswick Corporation's report on Form 10-Q for the quarterly period ending June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Brunswick Corporation.



                                                        /s/ GEORGE W. BUCKLEY
                                                        ---------------------
                                                        George W. Buckley
                                                        Chief Executive Officer
                                                        August 12, 2003

                                                                    Exhibit 32.2

                Certification Pursuant to Section 1350 of Chapter 63
                     of Title 18 of the United States Code



I, Victoria J. Reich, Chief Financial Officer of Brunswick Corporation, certify that (i) Brunswick Corporation's report on Form 10-Q for the quarterly period ending June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in Brunswick Corporation's report on Form 10-Q for the quarterly period ending June 30, 2003, fairly presents, in all material respects, the financial condition and results of operations of Brunswick Corporation.



                                                        /s/ VICTORIA J. REICH
                                                        ---------------------
                                                        Victoria J. Reich
                                                        Chief Financial Officer
                                                        August 12, 2003