Form 10-Q
period 2003-09-30
BRUNSWICK CORP
filed 2003-11-12
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
(X)     Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                                                      to

Commission file number 1-1043

BRUNSWICK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0848180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 N. Field Court, Lake Forest, IL	60045-4811
(Address of principal executive offices)	(Zip Code)

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

   Yes X      No

At November 7, 2003, there were 91,521,390 shares of common stock ($0.75 par value) outstanding.

Part I. Financial Information

Item 1 - Financial Statements

Brunswick Corporation
Consolidated Statements of Income
for the periods ended September 30
(in millions, except per share data)
(unaudited)

	Quarter ended September 30		Nine Months ended September 30
	2003	2002	2003	2002
Net sales	$1,036.3	$900.0	$3,041.8	$2,783.9
Cost of sales	781.2	694.4	2,314.1	2,147.1
Selling, general and administrative expense	192.6	158.3	540.0	481.3
Litigation charge	--	--	25.0	--

Operating earnings	62.5	47.3	162.7	155.5
Interest expense	(10.1)	(10.9)	(30.9)	(32.5)
Other income	5.9	0.5	14.8	6.5

Earnings before income taxes	58.3	36.9	146.6	129.5
Income tax provision	20.4	13.3	51.3	46.5

Earnings before cumulative effect of change in accounting principle	37.9	23.6	95.3	83.0
Cumulative effect of change in accounting principle, net of tax	--	--	--	(25.1)

Net earnings	$37.9	$23.6	$95.3	$57.9

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.42	$0.26	$1.05	$0.92
Cumulative effect of change in accounting principle	--	--	--	(0.28)

Net earnings	$0.42	$0.26	$1.05	$0.64

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.41	$0.26	$1.04	$0.92
Cumulative effect of change in accounting principle	--	--	--	(0.28)

Net earnings	$0.41	$0.26	$1.04	$0.64

Average shares used for computation of:
Basic earnings per share	91.2	90.5	90.9	89.8
Diluted earnings per share	92.3	91.0	91.4	90.7

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of September 30, 2003, December 31, 2002, and September 30, 2002
(in millions)

	September 30, 2003	December 31, 2002	September 30, 2002
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost,
which approximates market	$353.9	$351.4	$368.1
Accounts and notes receivable,
less allowances of $32.7, $31.8 and $29.6	348.1	401.4	418.8
Inventories
Finished goods	297.6	272.5	254.6
Work-in-process	210.8	201.6	194.5
Raw materials	89.7	72.8	64.6

Net inventories	598.1	546.9	513.7

Prepaid income taxes	321.8	305.1	331.2
Prepaid expenses and other	45.2	49.5	40.1
Income tax refunds receivable	--	5.9	--

Current assets	1,667.1	1,660.2	1,671.9

Property
Land	70.0	68.3	66.1
Buildings and improvements	493.7	478.2	479.6
Equipment	1,041.4	998.2	968.6

Total land, buildings and improvements and equipment	1,605.1	1,544.7	1,514.3
Accumulated depreciation	(925.1)	(871.0)	(850.4)

Net land, buildings and improvements and equipment	680.0	673.7	663.9
Unamortized product tooling costs	117.5	119.0	112.8

Net property	797.5	792.7	776.7

Other assets
Goodwill	500.0	452.8	432.9
Other intangibles	187.5	117.5	122.0
Investments	132.2	95.4	97.2
Other long-term assets	294.7	288.5	272.4

Other assets	1,114.4	954.2	924.5

Total assets	$3,579.0	$3,407.1	$3,373.1

The notes are an integral part of these consolidated statements

Brunswick Corporation
Consolidated Balance Sheets
as of September 30, 2003, December 31, 2002, and September 30, 2002
(in millions, except per share data)

	September 30, 2003	December 31, 2002	September 30, 2002
	(unaudited)		(unaudited)
Liabilities and shareholders' equity
Current liabilities
Short-term debt, including
current maturities of long-term debt	$30.5	$28.9	$29.6
Accounts payable	317.8	291.2	253.0
Accrued expenses	724.2	685.5	669.4

Current liabilities	1,072.5	1,005.6	952.0

Long-term debt
Notes, mortgages and debentures	584.5	589.5	597.7

Deferred items
Income taxes	95.9	144.1	203.2
Postretirement and postemployment benefits	399.9	399.3	215.7
Compensation and other	193.3	166.8	168.0

Deferred items	689.1	710.2	586.9

Common shareholders' equity
Common stock; authorized: 200,000,000 shares,
$0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	308.7	308.9	309.1
Retained earnings	1,208.0	1,112.7	1,137.3
Treasury stock, at cost:
11,739,000, 12,377,000 and 12,411,000 shares	(214.0)	(228.7)	(229.6)
Unamortized ESOP expense and other	(13.8)	(22.2)	(25.3)
Accumulated other comprehensive loss	(132.9)	(145.8)	(31.9)

Common shareholders' equity	1,232.9	1,101.8	1,236.5

Total liabilities and shareholders' equity	$3,579.0	$3,407.1	$3,373.1

The notes are an integral part of these consolidated statements

Brunswick Corporation
Consolidated Statements of Cash Flows
For the nine months ended September 30
(in millions)
(unaudited)

	2003	2002
Cash flows from operating activities
Net earnings	$95.3	$57.9
Depreciation and amortization	111.2	111.4
Change in accounting principle, net of tax	--	25.1
Changes in noncash current assets and current liabilities	98.1	39.6
Income taxes	(23.0)	41.7
Other, net	23.5	41.8

Net cash provided by operating activities	305.1	317.5

Cash flows from investing activities
Capital expenditures	(93.7)	(64.8)
Investments	(35.6)	(6.7)
Acquisitions of businesses, net of cash acquired	(172.6)	(8.8)
Other, net	3.4	8.4

Net cash used for investing activities	(298.5)	(71.9)

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other
short-term debt	3.1	(8.6)
Payments of long-term debt including current maturities	(19.3)	(17.6)
Stock options exercised	12.1	40.2

Net cash provided by (used for) financing activities	(4.1)	14.0

Net increase in cash and cash equivalents	2.5	259.6
Cash and cash equivalents at January 1	351.4	108.5

Cash and cash equivalents at September 30	$353.9	$368.1

The notes are an integral part of these consolidated statements

Brunswick Corporation
Notes to Consolidated Financial Statements
September 30, 2003, December 31, 2002, and September 30, 2002
(unaudited)

Note 1 — Significant Accounting Policies

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K (the 2002 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended September 30, 2003 and 2002. Due to the seasonality of the Company’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal year 2003 ended on March 29, 2003, June 28, 2003, and September 27, 2003. The first three quarters of fiscal year 2002 ended on March 30, 2002, June 29, 2002, and September 28, 2002.

New Accounting Standards. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” This interpretation clarifies the requirements for a guarantor’s accounting for, and disclosures of, certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial statements. See Note 3, Commitments and Contingencies, for further discussion.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. FIN 46 applies to variable interest entities created after January 31, 2003. The Company did not create any material variable interest entities since January 31, 2003. FIN 46, as amended, also applies in the first fiscal quarter or interim period ending after December 15, 2003, in which the Company holds a variable interest in an entity that it acquired before February 1, 2003. The Company is evaluating the impact that FIN 46 will have on the Company.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets generally result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized. While amortization of goodwill and certain other intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. In the third quarter of 2002, the Company completed its impairment testing and recorded a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax, or $0.28 per diluted share) as a cumulative effect of a change in accounting principle to reduce the carrying amount of goodwill. The Company restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required under SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

Stock-based Compensation. The Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company recognizes no compensation cost related to stock options granted in its Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes. Refer to Notes 1 and 12 to the consolidated financial statements in the 2002 Form 10-K for further detail relating to the Company’s stock-based compensation.

Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its outstanding stock option plans as of September 30 (in millions, except per share data):

	Quarter ended September 30		Nine Months ended September 30
	2003	2002	2003	2002
Earnings before cumulative effect of change in accounting
principle:
As reported	$37.9	$23.6	$95.3	$83.0
Less: Total stVock-based employee compensation expense
determined under fair value based method for all
awards, net of tax	1.4	1.2	3.9	3.9

Pro forma	$36.5	$22.4	$91.4	$79.1

Basic earnings per common share before cumulative effect
of change in accounting principle:
As reported	$0.42	$0.26	$1.05	$0.92
Pro forma	$0.40	$0.25	$1.01	$0.88
Diluted earnings per common share before cumulative effect of change in accounting principle:
As reported	$0.41	$0.26	$1.04	$0.92
Pro forma	$0.40	$0.25	$1.00	$0.87

Note 2 — Earnings Per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that it reflects the dilutive effect of stock options issued in connection with the Company’s stock option plans. The increase in the dilutive effect of stock option plans for the 2003 quarterly period reflects a higher average stock price in the third quarter of 2003 compared with 2002, whereas the year-to-date period’s average stock price was lower in 2003 than in 2002.

Basic and diluted earnings per share for the quarters and nine months ended September 30, 2003 and 2002, are calculated as follows (in millions, except per share data):

	Quarter ended September 30		Nine Months ended September 30
	2003	2002	2003	2002
Earnings before cumulative effect of change in accounting
principle	$37.9	$23.6	$95.3	$83.0
Cumulative effect of change in accounting principle	--	--	--	(25.1)

Net earnings	$37.9	$23.6	$95.3	$57.9

Average outstanding shares - basic	91.2	90.5	90.9	89.8
Dilutive effect of stock option plans	1.1	0.5	0.5	0.9

Average outstanding shares - diluted	92.3	91.0	91.4	90.7

Basic earnings per share:
Earnings before cumulative effect of change in accounting
principle	$0.42	$0.26	$1.05	$0.92
Cumulative effect of change in accounting principle	--	--	--	(0.28)

Net earnings	$0.42	$0.26	$1.05	$0.64

Diluted earnings per share:
Earnings before cumulative effect of change in accounting
principle	$0.41	$0.26	$1.04	$0.92
Cumulative effect of change in accounting principle	--	--	--	(0.28)

Net earnings	$0.41	$0.26	$1.04	$0.64

Options to purchase 1.3 million and 3.1 million shares of common stock were outstanding as of September 30, 2003 and 2002, respectively, where the exercise price of the options was greater than the average market price of the Company’s shares for the quarterly period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Note 3 — Commitments and Contingencies

Financial Commitments. The Company has entered into arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount. The Company has also guaranteed customer payments to third parties that have purchased Company receivables, and, in certain instances, has guaranteed secured term financing for customers. In each type of arrangement, the Company often receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $91 million as of September 30, 2003.

The Company has also entered into arrangements with third party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase as of September 30, 2003, totaled approximately $198 million.

Based on historical experience and current facts and circumstances, and in accordance with FIN 45, the Company has reserves to cover potential losses associated with these guarantee and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $77.1 million as of September 30, 2003. This amount is primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

Product Warranties. The Company records a liability for standard product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. The Company’s warranty reserves are affected by product failure rates and material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual costs, a revision to the warranty reserve would be required.

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. A deferred liability is recorded based on the aggregate sales price for contracts sold. Profit is recognized over the contract period in proportion to the costs expected to be incurred. The deferred liability is reduced as actual expenses are incurred and profit is recognized.

The Company recorded the following activity related to product warranty liabilities at September 30, 2003 and 2002, in Accrued Expenses and Deferred Items-Other on the Consolidated Balance Sheets (in millions):

	Nine Months ended September 30
	2003	2002
Balance at January 1	$168.3	$157.5
Provisions for contracts issued	75.1	80.6
Payments made	(69.3)	(64.8)
Aggregate changes for pre-existing warranties	(0.4)	0.3

Balance at September 30	$173.7	$173.6

Legal and Environmental. In the normal course of business, the Company is subject to claims and litigation, including indemnity obligations relating to acquisitions and divestitures. The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company’s litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position. If current estimates for the cost of resolving any specific claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. Refer to Note 14 to the consolidated financial statements of the 2002 Form 10-K for a further description of the history and the Company’s reserves associated with this Tax Court matter. Although the Company has filed a notice of appeal of the Tax Court decision to the United States Court of Appeals for the District of Columbia, the Company is in settlement negotiations with the IRS to resolve this matter. The amount of tax and interest associated with the two partnership investments is approximately $135 million, consisting of $60 million in taxes due plus $75 million of interest, net of tax. The Company expects the $135 million to be reduced to approximately $50 million, consisting of $28 million in taxes due and $22 million in interest, net of tax, as a result of the settlement of a number of issues and favorable adjustments with the IRS on open tax years 1989 through 1994. In April 2003, the Company elected to pay the IRS $62 million (approximately $50 million after-tax) in connection with this matter while the appeal is pending and settlement negotiations are continuing. The payment was comprised of $28 million in taxes due and $34 million of pre-tax interest ($22 million after-tax). The Company elected to make this payment to avoid future interest costs. No penalties have been formally asserted by the IRS to date. The Company believes, based on currently available information, that any penalties and accrued interest would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

After participating in a court-ordered mediation, the Company’s Life Fitness division settled a cross trainer patent infringement lawsuit with Precor Incorporated, a manufacturer of fitness equipment, for $25.0 million and certain future royalty payments. Developments in connection with the mediation of the lawsuit, which concluded on May 10, 2003, and occurred prior to the filing of the Company’s first quarter 2003 Form 10-Q dated May 15, 2003, led the Company to record a $25.0 million charge to operating earnings in the first quarter of 2003 ($16.0 million after-tax, or $0.18 per diluted share) in accordance with accounting principles generally accepted in the United States. In September 2003, the Company paid $12.5 million related to the settlement of this litigation and expects to pay the remaining $12.5 million by June of 2004. Refer to Note 7, to the consolidated financial statements of the 2002 Form 10-K for further discussion.

On September 16, 2003, the Company agreed to pay a fine of $1.0 million imposed by the Consumer Products Safety Commission (CPSC) relating to the Company’s inadvertent delay in reporting to the CPSC incidents resulting from defects in bicycles sold by the Company’s former bicycle division.

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

The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. The Company has established reserves within a range of current cost estimates for all known claims. In light of existing reserves, the Company’s environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations. Refer to Note 7 to the consolidated financial statements of the 2002 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2002.

Note 4 — Segment Data

The following table sets forth net sales and operating earnings for each of the Company’s reportable segments for the quarters and nine months ended September 30, 2003 and 2002 (in millions):

	Quarter ended September 30
	Net Sales		Operating Earnings
	2003	2002	2003	2002
Marine Engine	$500.8	$426.2	$60.9	$51.7
Boat	404.5	333.9	8.2	0.2
Marine eliminations	(71.6)	(57.5)	--	--

Total Marine	833.7	702.6	69.1	51.9
Fitness	105.1	108.7	8.7	9.7
Bowling & Billiards	97.5	88.7	0.1	--
Corporate/Other	--	--	(15.4)	(14.3)

Total	$1,036.3	$900.0	$62.5	$47.3

	Nine Months ended September 30
	Net Sales		Operating Earnings
	2003	2002	2003	2002
Marine Engine	$1,435.5	$1,302.4	$144.4	$154.2
Boat	1,202.0	1,061.1	54.6	14.5
Marine eliminations	(201.8)	(171.5)	--	--

Total Marine	2,435.7	2,192.0	199.0	168.7
Fitness (A)	329.4	317.3	1.5	22.6
Bowling & Billiards	276.7	274.6	10.4	6.8
Corporate/Other	--	--	(48.2)	(42.6)

Total	$3,041.8	$2,783.9	$162.7	$155.5

(A)	Operating earnings for the nine months ended September 30, 2003, included a $25.0 million pre-tax litigation charge discussed in Note 3, Commitments and Contingencies.

Note 5 – Acquisitions

In the first nine months of 2003, cash paid for acquisitions, net of cash acquired, and other consideration provided were as follows (in millions):

Date	Company Name	Cash Consideration (A)	Other Consideration	Total Consideration
6/10/03	Valley-Dynamo, LP	$ 33.7	$ --	$ 33.7
6/23/03	Land 'N' Sea Corporation	30.4	23.4	53.8
6/23/03	Navman NZ Limited	32.8	--	32.8
7/01/03	New Eagle Software	1.5	--	1.5
9/02/03	Attwood Corporation	47.8	--	47.8
9/15/03	Protokon L.L.C.	7.0	--	7.0
9/17/03	Hatteras Yachts, Inc.	19.4	--	19.4

		$ 172.6	$ 23.4	$ 196.0

(A)     Net of cash acquired. Cash consideration includes debt of acquired entities retired immediately after the close of the transactions. Cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

The Company acquired net assets, including working capital and fixed assets, of Valley-Dynamo, LP (Valley-Dynamo), a manufacturer of commercial and consumer pool, air hockey and foosball tables, for $33.7 million in cash. The acquisition of Valley-Dynamo adds new products and distribution channels to the Company’s billiards operations. The results of operations of Valley-Dynamo post-acquisition are included in the Bowling & Billiards segment.

The Company acquired the outstanding stock of Land ‘N’ Sea Corporation (Land ‘N’ Sea). The Company funded this acquisition through cash consideration of $30.4 million, which consisted of a $9.0 million payment and the assumption and immediate retirement of $21.4 million of Land ‘N’ Sea debt. Total consideration of $53.8 million paid for Land ‘N’ Sea also includes $12.0 million in notes to the seller and a previously held equity interest. Land ‘N’ Sea provides the Company with the infrastructure and distribution network for its boat parts and accessories business. The results of operations of Land ‘N’ Sea post-acquisition are included in the Boat segment.

The Company acquired 70 percent of the outstanding stock of Navman NZ Limited (Navman), a manufacturer of marine electronics and global positioning systems. This acquisition was funded through cash consideration of $32.8 million, which consisted of a $28.1 million payment and the assumption and immediate retirement of $4.7 million of debt. The Company has an option to acquire an additional 15 percent interest in Navman during 2005 and the remaining interest during 2006. The acquisition of Navman complements the Company’s expansion into marine-based electronics and integration. The results of operations of Navman post-acquisition are included in the Marine Engine segment.

The Company acquired net assets, including working capital, of New Eagle Software (New Eagle), a systems consulting and software provider, for $1.5 million in cash. The acquisition of New Eagle enhances the Company’s ability to leverage Brunswick New Technologies’ MotoTron engine control technology. The results of operations of New Eagle post-acquisition are included in the Marine Engine segment.

The Company acquired net assets, including working capital and fixed assets, of Attwood Corporation (Attwood), a manufacturer of marine hardware and accessories, for $47.8 million in cash. The acquisition of Attwood provides the Company with the manufacturing capabilities and infrastructure to develop and expand its boat parts and accessories business. The results of operations of Attwood post-acquisition are included in the Boat segment.

The Company acquired 80 percent of the outstanding stock of Protokon L.L.C. (Protokon), a Hungarian manufacturer of steel fabrication and electronic equipment, which was funded through cash consideration of $7.0 million. The acquisition of Protokon will allow the Company to reduce costs and increase manufacturing capacity of fitness equipment, while better serving its fitness customers in Europe. The results of operations of Protokon post-acquisition are included in the Fitness segment.

In addition to the acquisitions listed above, the Company made a final payment of $19.4 million related to the 2001 acquisition of Hatteras Yachts, Inc. (Hatteras). This payment was required under the purchase agreement as Hatteras fulfilled earnings targets.

Cash paid for acquisitions in the first nine months of 2002, net of cash acquired, totaled $8.8 million. On February 10, 2002, the Company acquired Teignbridge Propellers, Ltd. (Teignbridge), which is headquartered in Newton Abott, United Kingdom. Teignbridge is a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels. The Company also paid additional consideration related to the 2001 acquisition of Hatteras.

Refer to Note 6 to the consolidated financial statements in the 2002 Form 10-K for further detail relating to the Company’s acquisitions.

Note 6 — Comprehensive Income

Accumulated other comprehensive income includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized gains and losses on derivatives and investments, all net of tax. Comprehensive income for the quarters and nine months ended September 30, 2003 and 2002, is as follows (in millions):

	Quarter ended September 30		Nine Months ended September 30
	2003	2002	2003	2002
Net earnings	$37.9	$23.6	$95.3	$57.9
Other comprehensive income:
Foreign currency cumulative translation
adjustment	0.7	1.3	9.1	11.0
Net change in unrealized gains (losses) on
investments	0.2	(4.1)	3.0	1.6
Net change in accumulated unrealized
derivative gains (losses)	3.2	(0.4)	0.8	0.2

Total other comprehensive income	4.1	(3.2)	12.9	12.8

Comprehensive income	$42.0	$20.4	$108.2	$70.7

Note 7 — Investments

In the first nine months of 2003, cash paid for investments totaled $35.6 million for the following four transactions (in millions):

Company Name	Equity Ownership	Cash Paid
Brunswick Acceptance Company, LLC	49%	$ 18.3	(A)

Bella-Veneet OY	36%	9.4
Rayglass Sales and Marketing Limited	49%	5.5
Cummins MerCruiser Diesel South Pacific Pty Limited	50%	2.4

		$ 35.6

(A)     Amount represents net cash paid to maintain required equity in investment per the joint venture agreement.

In November of 2002, the Company established a joint venture with Transamerica Commercial Finance Corporation to form Brunswick Acceptance Company, LLC. The Company made a cash contribution to establish its equity ownership interest at 15 percent in January of 2003. Per the joint venture agreement, the Company contributed additional cash in July of 2003 to increase its equity ownership interest to 49 percent. See Note 10, Financial Services, for more details on this joint venture. In January of 2003, the Company purchased a 36 percent equity interest in Bella-Veneet OY (Bella), a boat manufacturer located in Finland. The Company has the option to acquire the remaining equity interest in Bella in 2007. In July of 2003, the Company purchased a 49 percent equity interest in Rayglass Sales and Marketing Limited, a boat manufacturer located in New Zealand. Also, in July of 2003, the Company established a joint venture with Cummins Marine, a division of Cummins Inc., to form Cummins MerCruiser Diesel South Pacific Pty Limited (CMDSP). CMDSP will provide the Company the opportunity to offer a full range of diesel marine propulsion systems in Australia and other South Pacific regions. All the above investments are unconsolidated and are accounted for under the equity method.

Note 8 – Standardization of Vacation Policy

To encourage the mobility of talent, the Company has an initiative to standardize benefits across its divisions. Under this initiative, the Company approved a new policy related to salaried employee vacation pay during the second quarter of 2003. The new policy was communicated to employees and became effective June 1, 2003. Eligible employees now earn vacation pay ratably over the course of the period during which services are rendered. The new policy provides for certain exceptions for long-serviced employees approaching retirement age and to comply with state law.

Prior to June 1, 2003, certain divisions of the Company had a policy in which eligible employees received an annual vacation grant at the beginning of each year and were able to take vacation immediately to the full extent of the grant. In the event of an employee’s involuntary or voluntary termination, the employee was entitled to receive cash compensation for vacation time not taken from the annual grant. As a result, the Company accrued the full vacation liability as of the beginning of each year as required by SFAS No. 43, “Accounting for Compensated Absences.”

As a result of the change in the vacation policy, of the previously recorded vacation liability of $11.6 million existing as of June 1, 2003, $6.1 million pre-tax ($4.0 million after-tax) was reversed and reflected as reductions in both Cost of Sales, and Selling, General, and Administrative expenses in the Consolidated Statements of Income for the nine months ended September 30, 2003. The new policy will not have an impact on the amount of vacation expense recorded by the Company on an annual basis in the future.

Note 9 – Income Taxes

In the first nine months of 2003, the Company lowered its annual effective tax rate to 35 percent from 36 percent, due in part to the prepayment of the United States Tax Court matter discussed in Note 3, Commitments and Contingencies. As a result of the prepayment, the Company will no longer need to accrue interest costs associated with the United States Tax Court matter. These interest costs were previously included in income tax provision.

Note 10 – Financial Services

In 2002, the Company established a joint venture, Brunswick Acceptance Company, LLC (BAC), with Transamerica Commercial Finance Corporation (TCFC).

Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boatbuilder and dealer customers. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.5 million in the third quarter of 2003 for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

The Company’s initial ownership percentage in BAC was 15 percent. In January of 2003, the Company invested $3.3 million as BAC began its operations. On July 2, 2003, the Company contributed an additional $19.5 million to increase the Company’s equity interest in BAC to 49 percent from 15 percent. BAC is not consolidated in the accompanying financial statements. The Company’s investment in BAC is accounted for under the equity method and is recorded as a component of Investments in the Consolidated Balance Sheets. The Company records its share of income or losses based on its ownership percentage and is included in Other Income in the Consolidated Statements of Income.

During the third quarter of 2003, the Company began to sell a significant portion of Mercury Marine’s domestic accounts receivable to BAC. On July 2, 2003, the Company made its initial sale of receivables of $124.9 million to BAC for $124.1 million in cash, net of discount. The remaining receivables sold during the third quarter of 2003 were $208.1 million, for which the Company received $206.5 million in cash, net of discount. Total discounts of $2.4 million on the sale of such receivables were recorded in Other Income on the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $86.7 million at September 30, 2003.

The Company has a retained interest in $24.9 million of total accounts receivable sold at September 30, 2003, as a result of recourse provisions reported in Note 3, Commitments and Contingencies, in which the Company’s maximum exposure is $14.6 million. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of those receivables in which the Company retains an interest as a secured obligation. BAC will continue to purchase and service a portion of Mercury Marine’s domestic accounts receivable on an ongoing basis.

Under the terms of the joint venture agreement, the receivable portfolio is consolidated on TCFC’s financial statements and is funded 85 percent through a loan from TCFC and 15 percent by a cash investment between TCFC (51 percent) and the Company (49 percent). The Company’s contributed equity is adjusted monthly to maintain a 49 percent equity interest. The Company’s investment in BAC at September 30, 2003, was $18.7 million.

Summarized unaudited financial data for BAC is presented as follows (in millions):

	Quarter Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenues	$ 4.8	$ 9.0
Interest and other expenses	3.8	6.1

Net income before income taxes	$ 1.0	$ 2.9

September 30, 2003
Net finance receivables	$ 273.0

Notes payable and other liabilities	$ 236.0
Equity	37.0

Total liabilities and equity	$ 273.0

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Matters Affecting Comparability

The Company’s operating results for 2003 include the operating results of: Valley-Dynamo, LP (Valley-Dynamo), a manufacturer of commercial and consumer pool, air hockey and foosball tables; Land ‘N’ Sea Corporation (Land ‘N’ Sea), a distributor of marine parts and accessories; Navman NZ Limited (Navman), a manufacturer of marine electronics and global positioning systems; and Attwood Corporation (Attwood), a manufacturer of marine hardware and accessories, from the acquisition dates of June 10, 2003, June 23, 2003, June 23, 2003, and September 2, 2003, respectively. The acquisition of Valley-Dynamo adds new products and distribution channels to the Company’s billiards operations, while the acquisitions of Land ‘N’ Sea and Attwood provide the Company with the distribution network, manufacturing capabilities and infrastructure to develop and expand a boat parts and accessories business. The acquisition of Navman complements the Company’s expansion into marine-based electronics and integration.

Additionally, the Company’s operating results for the first three quarters of 2003 include the financial results of Monolith Corporation/Integrated Dealer Systems, a leading developer of dealer management systems for dealers of marine products and recreational vehicles, and Northstar Technologies, Inc., a supplier of premium marine navigation electronics. These businesses were acquired on October 1, 2002, and December 16, 2002, respectively.

After participating in a court-ordered mediation, the Company’s Life Fitness division settled a cross trainer patent infringement lawsuit with Precor Incorporated, a manufacturer of fitness equipment, for $25.0 million and certain future royalty payments. Developments in connection with the mediation of the lawsuit, which concluded on May 10, 2003, and occurred prior to the filing of the Company’s first quarter 2003 Form 10-Q dated May 15, 2003, led the Company to record a $25.0 million charge to operating earnings in the first quarter of 2003 ($16.0 million after-tax, or $0.18 per diluted share) in accordance with accounting principles generally accepted in the United States. Refer to Note 7, to the consolidated financial statements of the 2002 Form 10-K for further discussion.

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the quarter ended September 30, 2003 and 2002 (in millions, except per share data):

	Quarter ended September 30		Increase/(Decrease) vs. 2002
	2003	2002	$	%
Net sales	$1,036.3	$900.0	$136.3	15.1%
Gross margin (A)	$255.1	$205.6	$49.5	24.1%
Operating earnings	$62.5	$47.3	$15.2	32.1%
Net earnings	$37.9	$23.6	$14.3	60.6%
Diluted earnings per share	$0.41	$0.26	$0.15	57.7%
Expressed as a percentage of net sales (B) :
Gross margin	24.6%	22.8%		180 bpts
Selling, general and administrative expense	18.6%	17.6%		100 bpts
Operating margin	6.0%	5.3%		70 bpts

                          bpts=basis points

(A)	Gross Margin is defined as Net Sales less Cost of Sales as presented in the Consolidated Statements of Income.
(B)

Percentages are determined by using the following numerators expressed as a percentage of net sales: Gross Margin as defined in (A), Selling, General and Administrative Expense and Operating Earnings as presented in the Consolidated Statements of Income.

The increase in sales was due to higher sales from the Marine Engine, Boat and Bowling & Billiards segments, partially offset by a decline in sales in the Fitness segment. Marine Engine segment sales increased due to incremental sales associated with acquisitions completed in 2003 and 2002 and higher revenues from international markets, partially driven by favorable currency trends. Boat segment sales increased due to higher shipments and additional sales associated with acquisitions completed in 2003. Bowling & Billiards segment sales increased due to additional revenues associated with the Valley-Dynamo acquisition completed in 2003 and an increase in revenues from retail bowling centers. Fitness segment sales decreased primarily due to lower sales of commercial fitness equipment in the European market. Across all segments, sales from businesses acquired since September 30, 2002 accounted for approximately one-half of the increase in sales.

The increase in the gross margin percentage was primarily due to cost reduction activities across most operations, favorable foreign currency trends resulting from a weaker U.S. dollar, and the favorable impact associated with 2003 and 2002 acquisitions. These factors were partially offset by higher pension, health care and insurance costs. Also offsetting the increase in gross margin percentage were the Marine Engine segment’s sales mix shift towards lower-horsepower engines and low-emission outboard engines and the Boat segment’s sales mix shift towards smaller boats, each of which carry lower margins.

The increase in operating earnings was primarily attributed to higher Boat segment shipments, Marine Engine segment sterndrive engine sales and the favorable impact to the Company of a weaker U.S. dollar. Partially offsetting these increases were higher pension, health care and insurance costs, the factor affecting gross margin in the Marine Engine segment noted above, and the increased investments in new product development across all reportable segments.

Interest expense decreased $0.8 million, or 7.3 percent, in the third quarter of 2003 compared with the same period in 2002. The decrease in interest expense benefited from a decline in the average level of outstanding debt.

Other income totaled $5.9 million in the third quarter of 2003 compared with $0.5 million in the same period of 2002. The increase in other income was primarily due to improved results from joint-venture investments, most notably the Cummins MerCruiser Diesel Marine LLC joint venture, and higher interest income from notes receivable.

Average common shares outstanding used to calculate diluted earnings per share increased to 92.3 million in the third quarter of 2003 from 91.0 million in the third quarter of 2002. The increase in average shares outstanding was due to the effect of stock options exercised and an increase in common stock equivalents related to unexercised employee stock options as a result of an increase in the Company’s average stock price during the period.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the nine months ended September 30, 2003 and 2002 (in millions, except per share data):

	Nine Months ended September 30		Increase/(Decrease) vs. 2002
	2003	2002	$	%
Net sales	$3,041.8	$2,783.9	$257.9	9.3%
Gross margin (A)	$727.7	$636.8	$90.9	14.3%

Operating earnings (B)	$162.7	$155.5	$7.2	4.6%
Earnings before cumulative effect of change in
accounting principle	$95.3	$83.0	$12.3	14.8%

Cumulative effect of change in accounting
principle, net of tax (C)	--	(25.1)	25.1	NM

Net earnings	$95.3	$57.9	$37.4	64.6%

Diluted earnings per share from continuing
operations	$1.04	$0.92	$0.12	13.0%
Cumulative effect per share of change in
accounting principle (C)	--	(0.28)	0.28	NM

Diluted earnings per share	$1.04	$0.64	$0.40	62.5%

Expressed as a percentage of net sales (D):
Gross margin	23.9%	22.9%		100 bpts
Selling, general and administrative expense (A)	18.6%	17.3%		130 bpts
Operating margin	5.3%	5.6%		(30) bpts

                   NM=Not Meaningful
                   bpts=basis points

(A)	Gross Margin is defined as Net Sales less Cost of Sales as presented in the Consolidated Statements of Income.
(B)

Operating Earnings and Selling, General and Administrative Expense expressed as a percentage of sales for the nine months ended September 30, 2003, included a $25.0 million pre-tax litigation charge discussed in Note 3, Commitments and Contingencies, to the Consolidated Financial Statements and Matters Affecting Comparability above.

(C)

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized. While amortization of goodwill and certain other intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. In the third quarter of 2002, the Company completed its impairment testing and recorded a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax, or $0.28 per diluted share) as a cumulative effect of a change in accounting principle to reduce the carrying amount of goodwill. The Company restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required under SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”

(D)

Percentages are determined by using the following numerators expressed as a percentage of net sales: Gross Margin as defined in (A), Selling, General and Administrative Expense and Operating Earnings as presented in the Consolidated Statements of Income.

The increase in sales occurred across all of the Company’s segments. Contributing to the increase were the factors described above for the quarterly period ended September 30, 2003, as well as increased Fitness segment commercial fitness equipment sales in domestic markets. These factors were partially offset by the Bowling & Billiards segment sales decline in bowling capital equipment. Sales from businesses acquired since September 30, 2002 accounted for approximately one-third of the increase in sales.

Gross Margin percentages were negatively affected by the factors described above for the quarterly period ended September 30, 2003, and the Marine Engine segment’s lower production levels of outboard engines in the domestic market which resulted in lower absorption of fixed costs.

The decline in operating margins is primarily attributed to the previously mentioned litigation charge. Management believes that presentation of operating earnings excluding this litigation charge provides a more meaningful comparison to prior period results because it allows for a more customary operating earnings comparison. Excluding this charge from the year-to-date comparison, operating earnings totaled $187.7 million in 2003 compared with $155.5 million in 2002, and operating margins increased 60 basis points to 6.2 percent. The increase in operating earnings for the first nine months of 2003 was largely attributed to the same factors as in the quarterly comparison.

Also, operating earnings in 2003 increased by $6.1 million as the Company standardized its vacation policy across its divisions. Refer to Note 8, Standardization of Vacation Policy, to the Consolidated Financial Statements. Offsetting this benefit were $4.1 million of severance and outplacement charges recorded in the second quarter of 2003 associated with a salaried workforce reduction at the Company’s Mercury Marine division and year-to-date expenses and unfavorable manufacturing variances of $1.4 million associated with the closing of the Fitness segment’s Paso Robles, California facility. The transfer of production from the Paso Robles plant to an existing facility in Ramsey, Minnesota is expected to be completed by early 2004.

Interest expense decreased $1.6 million, or 4.9 percent, for the first nine months of 2003 compared with the same period in 2002. The decrease in interest expense benefited from a decline in the average level of outstanding debt.

Other income totaled $14.8 million for the first nine months of 2003 compared with $6.5 million for the same period last year. The increase in other income was primarily due to improved results from joint-venture investments, most notably the Cummins MerCruiser Diesel Marine LLC joint venture, and higher interest income from notes receivable.

Average common shares outstanding used to calculate diluted earnings per share for the first nine months increased to 91.4 million in 2003 from 90.7 million in 2002. This reflects an increase in average shares outstanding due to the effect of stock options exercised partially offset by a decrease in common stock equivalents related to unexercised employee stock options as a result of a decrease in the Company’s average stock price during the period.

Effects of Threatened European Communities Tariff Increases. The Commission of the European Communities has announced its intention to increase tariffs on certain U.S. exports to the countries comprising the European Communities (EC) in two trade disputes between the EC and the United States. The first dispute concerns tax benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion (FSC/ETI) tax regimes, which have been declared in violation of U.S. obligations by the World Trade Organization (WTO).  If the EC’s FSC/ETI sanctions become effective, a substantial portion of the Company’s bowling products imported into the EC may be subject to an additional duty of up to 100 percent ad valorem.  The U.S. Congress is considering changes to U.S. tax laws to address the adverse WTO rulings.  The EC has declared that it will impose FSC/ETI sanctions in early 2004, in the absence of appropriate Congressional action.  The Company’s sales of U.S. produced bowling equipment into the EC during 2002 totaled approximately $33 million.

The second dispute concerns tariffs proposed by the EC in retaliation for steel “safeguard” tariffs imposed by the United States.  If the EC’s tariff sanctions become effective, a substantial portion of the Company’s boats imported into the EC may be subject to an additional duty of up to 30 percent ad valorem.  A WTO dispute settlement panel has ruled for the EC in this dispute, and that ruling has been affirmed by the WTO appellate body, although that decision has not been formally adopted by the WTO as a whole. If adopted, it is possible that the EC will impose sanctions shortly thereafter. The Company is carefully monitoring developments and will continue to evaluate potential strategies for mitigating any adverse effects of the proposed tariffs. The Company’s sales of U.S. produced boats into the EC during 2002 totaled approximately $50 million.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the quarter ended September 30, 2003 and 2002 (in millions):

	Quarter ended September 30		Increase/(Decrease) vs. 2002
	2003	2002	$	%
Net sales	$500.8	$426.2	$74.6	17.5%
Operating earnings	$60.9	$51.7	$9.2	17.8%
Operating margin	12.2%	12.1%		10 bpts
Capital expenditures	$16.7	$8.6	$8.1	94.2%

         bpts=basis points

Marine Engine segment sales, which include the Company’s Mercury Marine and Brunswick New Technologies (BNT) operations, increased primarily due to additional revenues associated with the acquisitions completed for BNT in 2003 and 2002, favorable currency trends from a weaker U.S. dollar, higher wholesale shipments of sterndrive engines in international and domestic markets, and an increase in parts and accessories sales. These increases were partially offset by a decrease in wholesale shipments of outboard engines due to increased competition. Sales from acquired businesses since September 30, 2002, accounted for approximately one-third of the increase in sales.

Operating earnings benefited from higher sales, lower variable compensation costs and cost reduction efforts partially offset by a mix shift towards sales of lower-horsepower engines and low-emission outboard engines, which carry lower margins, and by higher pension, health care and insurance costs.

The following table sets forth Marine Engine segment results for the nine months ended September 30, 2003 and 2002 (in millions):

	Nine Months ended September 30		Increase/(Decrease) vs. 2002
	2003	2002	$	%
Net sales	$1,435.5	$1,302.4	$133.1	10.2%
Operating earnings	$144.4	$154.2	$(9.8)	(6.4) %
Operating margin	10.1%	11.8%		(170) bpts
Capital expenditures	$38.3	$19.5	$18.8	96.4%

         bpts=basis points

Sales increased due to the factors described above for the quarterly period ended September 30, 2003. Sales from businesses acquired since September 30, 2002 accounted for approximately one-third of the increase in sales.

Operating earnings declined in the year-to-date comparison primarily due to lower production of outboard engines, which resulted in lower absorption of fixed costs and costs of $4.1 million associated with a salaried workforce reduction recorded in the second quarter of 2003. Partially offsetting are the factors described above for the quarterly period ended September 30, 2003, as well as a change in the salaried employee vacation policy discussed in Note 8, Standardization of Vacation Policy, to the Consolidated Financial Statements.

Boat Segment

The following table sets forth Boat segment results for the quarter ended September 30, 2003 and 2002 (in millions):

	Quarter ended September 30		Increase/(Decrease) vs. 2002
	2003	2002	$	%
Net sales	$404.5	$333.9	$70.6	21.1%
Operating earnings	$8.2	$0.2	$8.0	NM
Operating margin	2.0%	0.1%		190 bpts
Capital expenditures	$8.2	$8.3	$(0.1)	(1.2) %

         NM=Not Meaningful
         bpts=basis points

Sales increased as a result of higher wholesale shipments to boat dealers, most notably for Bayliner runabouts and Sea Ray sport boats, and additional revenues from the Land ‘N’ Sea and Attwood acquisitions. Sales from businesses acquired since September 30, 2002, accounted for approximately one-half of the increase in sales.

The increase in operating earnings for the third quarter of 2003 was due to the higher sales volumes, cost reduction efforts, improved pricing and the impact of acquisitions completed in 2003 partially offset by a sales mix shift towards smaller boats, which carry lower margins. Also benefiting operating earnings were reduced losses at the segment’s US Marine division driven by higher domestic sales volume and operational efficiencies, partially offset by an increase in variable compensation costs.

The following table sets forth Boat segment results for the nine months ended September 30, 2003 and 2002 (in millions):

	Nine Months ended September 30		Increase/(Decrease) vs. 2002
	2003	2002	$	%
Net sales	$1,202.0	$1,061.1	$140.9	13.3%
Operating earnings	$54.6	$14.5	$40.1	NM
Operating margin	4.5%	1.4%		310 bpts
Capital expenditures	$21.9	$27.8	$(5.9)	(21.2) %

         NM=Not Meaningful
         bpts=basis points

Sales increased due to the factors described above for the quarterly period ended September 30, 2003. The increase in 2003 wholesale shipments reflects more normal wholesale purchasing patterns by dealers, whereas in 2002, dealers curtailed purchases in an effort to reduce field inventories. Also contributing to the increase in sales were the sales of recently acquired businesses, which accounted for approximately one-quarter of the increase in sales, and lower promotional incentives compared with the year ago period.

Operating earnings increased for the nine months ended September 30, 2003, driven by the same factors described above for the third quarter.

Fitness Segment

The following table sets forth Fitness segment results for the quarter ended September 30, 2003 and 2002 (in millions):

	Quarter ended September 30		Increase/(Decrease) vs. 2002
	2003	2002	$	%
Net sales	$105.1	$108.7	$(3.6)	(3.3) %
Operating earnings	$8.7	$9.7	$(1.0)	(10.3) %
Operating margin	8.3%	8.9%		(60) bpts
Capital expenditures	$4.1	$1.5	$2.6	NM

         NM=Not Meaningful
         bpts=basis points

The decline in sales was primarily attributable to a slowdown in equipment purchases by many of the larger health club chains in the European commercial market, a delay in new product shipments and a decline in retail sales at the Company’s Omni Fitness stores. These decreases were partially offset by higher revenues from a weaker U.S. dollar and higher domestic product sales.

Operating earnings were unfavorably affected by expenses and unfavorable manufacturing variances associated with the closing of the segment’s Paso Robles, California facility, and the transfer of production to and new product introductions at an existing facility in Ramsey, Minnesota. Also contributing to the decline in operating earnings were royalty payments associated with the litigation charge detailed in Note 3, Commitments and Contingencies, to the Consolidated Financial Statements, and increased distribution and logistic costs related to domestic sales, partially offset by cost reduction initiatives.

The following table sets forth Fitness segment results for the nine months ended September 30, 2003 and 2002 (in millions):

	Nine Months ended September 30		Increase/(Decrease) vs. 2002
	2003	2002	$	%
Net sales	$329.4	$317.3	$12.1	3.8%
Operating earnings	$1.5	$22.6	$(21.1)	(93.4) %
Operating margin	0.5%	7.1%		(660) bpts
Capital expenditures	$10.4	$6.3	$4.1	65.1%

      bpts=basis points

(A)

Operating Earnings for the nine months ended September 30, 2003, included a $25.0 million pre-tax litigation charge discussed in Note 3, Commitments and Contingencies, to the Consolidated Financial Statements and Matters Affecting Comparability above. Operating margin excluding the $25.0 million pre-tax litigation charge was 8.0 percent.

The increase in sales was due to increased domestic commercial sales to health club chains and the military, and a favorable impact from a weaker U.S. dollar. Domestic commercial product sales benefited from share gains attributed to the success of new product and new model introductions, such as cardiovascular equipment and strength training systems. The sales increase was partially offset by decreased sales of commercial and consumer products in Europe due to unfavorable market conditions.

For the first nine months of 2003, the decline in operating earnings and operating margins was primarily attributed to the previously mentioned litigation charge. Management believes that presentation of operating earnings excluding this litigation charge provides a more meaningful comparison to prior period results because it allows for a more customary operating earnings comparison. Excluding this charge from the year-to-date comparison, operating earnings for the segment increased $3.9 million, or 17.3 percent, to $26.5 million, and operating margins increased 90 basis points to 8.0 percent when compared with the same period last year. Excluding the litigation charge, operating earnings increased primarily due to higher sales, lower warranty costs and lower variable compensation costs partially offset by expenses and unfavorable manufacturing variances associated with the closing of the segment's Paso Robles, California facility.

Transfer of production from the Paso Robles plant to an existing facility in Ramsey, Minnesota is expected to be completed in early 2004. Total plant closing expenses and unfavorable manufacturing variances at the Paso Robles facility is expected to be approximately $5 million. The Company anticipates approximately $1 million of this cost to be incurred in the fourth quarter of 2003.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the quarter ended September 30, 2003 and 2002 (in millions):

	Quarter ended September 30		Increase/(Decrease) vs. 2002
	2003	2002	$	%
Net sales	$97.5	$88.7	$8.8	9.9%
Operating earnings	$0.1	$--	$0.1	NM
Operating margin	0.1%	--		10 bpts
Capital expenditures	$10.1	$4.6	$5.5	NM

      NM=Not Meaningful
      bpts=basis points

The increase in sales was primarily due to additional revenues associated with the Valley-Dynamo acquisition. Sales also increased from retail bowling centers while sales of bowling products and billiards products, excluding Valley-Dynamo, were relatively flat in the third quarter.

Operating earnings benefited from cost reduction programs and the benefit of higher margins from the Valley-Dynamo acquisition partially offset by increased expenses associated with upgrading the retail bowling centers’ time and labor management systems, training of the center managers on the new systems and higher pension expense.

The following table sets forth Bowling & Billiards segment results for the nine months ended September 30, 2003 and 2002 (in millions):

	Nine Months ended September 30		Increase/(Decrease) vs. 2002
	2003	2002	$	%
Net sales	$276.7	$274.6	$2.1	0.8%
Operating earnings	$10.4	$6.8	$3.6	52.9%
Operating margin	3.8%	2.5%		130 bpts
Capital expenditures	$20.2	$10.1	$10.1	100.0%

         bpts=basis points

The 2003 year-to-date sales increase was driven by additional revenues associated with the Valley-Dynamo acquisition and increased bowling center revenues, partially offset by lower sales volumes of bowling capital equipment in domestic markets and weaker consumer demand for billiard products.

The increase in operating earnings was driven primarily by the factors described above for the third quarter ended September 30, 2003, and the absence of impairment charges recorded in the second quarter of 2002 for European retail bowling centers.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of cash flow for the nine-month periods ended September 30, 2003 and 2002 (in millions):

	Nine Months ended September 30
	2003	2002
Net cash provided by operating activities	$305.1	$317.5
Net cash provided by (used for):
Capital expenditures	(93.7)	(64.8)
Other, net	3.4	8.4

Free cash flow *	$214.8	$261.1

*	The Company defines Free Cash Flow as cash flow from operating and investing activities (excluding acquisitions and investments), and excluding financing activities. In the third quarter of 2003, in order to indicate more precisely the cash flow available to fund investments in future growth initiatives, the Company changed its definition of Free Cash Flow to exclude the impact of investments. Free Cash Flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to stockholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that this financial measure, and the information it provides, is useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its stated goals. Management believes that the non-GAAP financial measure “Free Cash Flow” is also useful to investors because it is an indication of cash flow that may be available to fund further investment in future growth initiatives.

The Company’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first nine months of 2003, net cash provided by operating activities totaled $305.1 million compared with net cash provided by operating activities of $317.5 million in the first nine months of 2002.

The $12.4 million decrease in net cash provided by operating activities in the first nine months of 2003 versus the prior year is attributed to the tax payment of $62.0 million ($50.0 million after-tax) in 2003 related to the Tax Court matter (discussed in Note 3, Commitments and Contingencies, to the Consolidated Financial Statements), and the absence of tax refunds in 2002 that resulted from the divestiture of the beverage cooler business completed in late 2001, partially offset by a greater reduction in working capital, defined as non-cash current assets less current liabilities, in 2003. Cash provided by operating activities included changes in working capital that provided cash of $98.1 million in 2003 versus $39.6 million in 2002. The decrease in 2003 working capital was primarily due to the sale of accounts receivable (detailed in Financial Services below) to Brunswick Acceptance Company, LLC (BAC). The outstanding balance for receivables sold to BAC by the Company was $86.7 million at September 30, 2003. Also decreasing 2003 working capital was the $25.0 million reserve established in the first quarter of 2003 for the previously discussed Fitness segment litigation charge. In September of 2003, the Company paid $12.5 million related to the settlement of this litigation and expects to pay the remaining $12.5 million by June of 2004. The decrease in working capital was partially offset by variable compensation payments in the first quarter of 2003.

Cash flows from investing activities included capital expenditures of $93.7 million in the first nine months of 2003, compared with $64.8 million in the first nine months of 2002. Cash paid for acquisitions, net of cash acquired, totaled $172.6 million in the first nine months of 2003, compared with $8.8 million in the first nine months of 2002. See Note 5, Acquisitions, to the Consolidated Financial Statements for further details. The Company invested $35.6 million in various business ventures during the first nine months of 2003. See Note 7, Investments, to the Consolidated Financial Statements for further details. Investments of $6.7 million in 2002 were primarily related to the Cummins MerCruiser Diesel Marine LLC joint venture.

Cash flow from financing activities resulted in a $4.1 million use of cash in the first nine months of 2003, as compared with a cash inflow of $14.0 million in the prior year period. The Company received $12.1 million from stock options exercised in the first nine months of 2003, compared with $40.2 million during the same period of 2002. An annual dividend of $0.50 per share was declared in October of 2003 and will be paid in December of 2003.

Cash and cash equivalents totaled $353.9 million at September 30, 2003, up $2.5 million from $351.4 million at December 31, 2002. Total debt at September 30, 2003, decreased $3.4 million to $615.0 million, versus $618.4 million at December 31, 2002, and debt-to-capitalization ratios were 33.3 and 35.9 percent, respectively. The Company has a $350.0 million long-term revolving credit agreement with a group of banks as described in Note 10 to the consolidated financial statements of the 2002 Form 10-K that serves as support for commercial paper borrowings. There were no borrowings under the revolving credit agreement during the first nine months of 2003. The Company has the ability to issue up to $100.0 million in letters of credit under the revolving credit facility, with $55.8 million in outstanding letters of credit at September 30, 2003. The Company had borrowing capacity of $294.2 million under the terms of the revolving credit agreement at September 30, 2003. The Company also has $600.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

The adverse conditions in equity markets in recent years, along with the low interest rate environment, have had an unfavorable impact on the funded status of the Company’s domestic qualified defined benefit pension plans. There was no legal requirement under the Employee Retirement Income Security Act (ERISA) for the Company to fund these plans in 2002 and 2003. Nevertheless, the Company contributed $45.0 million in cash to the qualified pension plans during 2002 and funded $8.3 million to cover benefit payments in the unfunded nonqualified pension plan. The Company has made voluntary cash contributions of $30.0 million to the pension plans in 2003, and anticipates making an additional contribution of approximately $10 million during the remainder of 2003 to achieve its funding objectives.

The Company’s financial flexibility and access to capital markets are supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

Financial Services

In 2002, the Company established a joint venture, BAC, with Transamerica Commercial Finance Corporation (TCFC).

Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boatbuilder and dealer customers. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.5 million in the third quarter of 2003 for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

The Company’s initial ownership percentage in BAC was 15 percent. In January of 2003, the Company invested $3.3 million as BAC began its operations. On July 2, 2003, the Company contributed an additional $19.5 million to increase the Company’s equity interest in BAC to 49 percent from 15 percent. BAC is not consolidated in the accompanying financial statements. The Company’s investment in BAC is accounted for under the equity method and is recorded as a component of Investments in the Consolidated Balance Sheets. The Company records its share of income or losses based on its ownership percentage and is included in Other Income in the Consolidated Statements of Income.

During the third quarter of 2003, the Company began to sell a significant portion of Mercury Marine’s domestic accounts receivable to BAC. On July 2, 2003, the Company made its initial sale of receivables of $124.9 million to BAC for $124.1 million in cash, net of discount. The remaining receivables sold during the third quarter of 2003 were $208.1 million, for which the Company received $206.5 million in cash, net of discount. Total discounts of $2.4 million on the sale of such receivables were recorded in Other Income on the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $86.7 million at September 30, 2003. Due to the seasonality of the marine business, the outstanding balance for receivables sold to BAC is expected to decrease to approximately $70 million by the end of 2003.

The Company has a retained interest in $24.9 million of total accounts receivable sold at September 30, 2003, as a result of recourse provisions reported in Note 3, Commitments and Contingencies, in which the Company’s maximum exposure is $14.6 million. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of those receivables in which the Company retains an interest as a secured obligation. BAC will continue to purchase and service a portion of Mercury Marine’s domestic accounts receivable on an ongoing basis.

Under the terms of the joint venture agreement, the receivable portfolio is consolidated on TCFC’s financial statements and is funded 85 percent through a loan from TCFC and 15 percent by a cash investment between TCFC (51 percent) and the Company (49 percent). The Company’s contributed equity is adjusted monthly to maintain a 49 percent equity interest. The Company’s investment in BAC at September 30, 2003, was $18.7 million.

Summarized unaudited financial data for BAC is presented as follows (in millions):

	Quarter Ended September 30, 2003	Nine Months Ended September 30, 2003
Revenues	$ 4.8	$ 9.0
Interest and other expenses	3.8	6.1

Net income before income taxes	$ 1.0	$ 2.9

September 30, 2003
Net finance receivables	$ 273.0

Notes payable and other liabilities	$ 236.0
Equity	37.0

Total liabilities and equity	$ 273.0

Legal

In the normal course of business, the Company is subject to claims and litigation, including indemnity of obligations relating to acquisitions and divestitures. The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company’s litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position. If current estimates for the cost of resolving any specific claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. Refer to Note 14 to the consolidated financial statements of the 2002 Form 10-K for a further description of the history and the Company’s reserves associated with this Tax Court matter. Although the Company has filed a notice of appeal of the Tax Court decision to the United States Court of Appeals for the District of Columbia, the Company is in settlement negotiations with the IRS to resolve this matter. The amount of tax and interest associated with the two partnership investments is approximately $135 million, consisting of $60 million in taxes due plus $75 million of interest, net of tax. The Company expects the $135 million to be reduced to approximately $50 million, consisting of $28 million in taxes due and $22 million in interest, net of tax, as a result of the settlement of a number of issues and favorable adjustments with the IRS on open tax years 1989 through 1994. In April 2003, the Company elected to pay the IRS $62 million (approximately $50 million after-tax) in connection with this matter while the appeal is pending and settlement negotiations are continuing. The payment was comprised of $28 million in taxes due and $34 million of pre-tax interest ($22 million after-tax). The Company elected to make this payment to avoid future interest costs. No penalties have been formally asserted by the IRS to date. The Company believes, based on currently available information, that any penalties and accrued interest would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

After participating in a court-ordered mediation, the Company’s Life Fitness division settled a cross trainer patent infringement lawsuit with Precor Incorporated, a manufacturer of fitness equipment, for $25.0 million and certain future royalty payments. Developments in connection with the mediation of the lawsuit, which concluded on May 10, 2003, and occurred prior to the filing of the Company’s first quarter 2003 Form 10-Q dated May 15, 2003, led the Company to record a $25.0 million charge to operating earnings in the first quarter of 2003 ($16.0 million after-tax, or $0.18 per diluted share) in accordance with accounting principles generally accepted in the United States. In September 2003, the Company paid $12.5 million related to the settlement of this litigation and expects to pay the remaining $12.5 million by June of 2004. Refer to Note 7, to the consolidated financial statements of the 2002 Form 10-K for further discussion.

On September 16, 2003, the Company agreed to pay a fine of $1.0 million imposed by the Consumer Products Safety Commission (CPSC) relating to the Company’s inadvertent delay in reporting to the CPSC incidents resulting from defects in bicycles sold by the Company’s former bicycle division.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies since the filing of its 2002 Form 10-K. As discussed in the Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of a weak economy and stock market on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; the impact of interest rates, fuel prices and weather conditions on demand for marine products; the Company’s ability to develop and produce new products and technologies; the ability to maintain product quality and service standards expected by our customers; the ability to successfully integrate acquisitions; the ability to maintain effective distribution; competitive pricing pressures; the success of new product introductions; the success of marketing and cost management programs; the ability to maintain or increase market share; the financial strength of dealers and independent boat builders; the ability to successfully manage pipeline inventories; adverse foreign economic conditions; shifts in currency exchange rates; the effect of weak financial markets on pension expense and funding levels; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the success of global sourcing and supply chain initiatives; the ability to maintain good relationships with its labor unions; competition from new technologies; imports from Asia and increased competition from Asian competitors; and possible increases in tariffs on the Company’s boat and bowling equipment sales into Europe. Additional factors are included in the 2002 Form 10-K.

Item 3. – Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Notes 1 and 8 of the 2002 Form 10-K.

Item 4. — Disclosure Controls

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the third quarter of 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Note 3 to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report are hereby incorporated by reference.

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
             Act of 2002

32.1      Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002

32.2      Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002

(b)        Reports on Form 8-K.

On July 23, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to item 9 on Form 8-K, a press release announcing the Company’s financial results for the second quarter of the fiscal year 2003. The information contained in the Form 8-K was intended to be furnished pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition,” and was included under Item 9 in accordance with Securities and Exchange Commission Release No. 33-8216.

On August 18, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to item 5 on Form 8-K, a press release the announcing the promotion of Ms. Victoria J. Reich to President, Brunswick Europe from Senior Vice President and Chief Financial Officer, and Mr. Peter G. Leemputte to Senior Vice President and Chief Financial Officer from Vice President and Controller.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BRUNSWICK CORPORATION
                                (Registrant)

Date: November 12, 2003

                            By:  /S/ ALAN L. LOWE
                     Alan L. Lowe
                                           Vice President and Controller

*Mr.  Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.