Form 10-K
period 2003-12-31
BRUNSWICK CORP
filed 2004-03-03
CIK 14930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-1043

Brunswick Corporation

(Exact name of registrant in its charter)

Delaware (State of incorporation)	36-0848180 (I.R.S. Employer Identification No.)

1 N. Field Ct., Lake Forest, Illinois (Address of principal executive offices)	60045-4811 (zip code)
(847) 735-4700
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock ($0.75 par value) Preferred Stock Purchase Rights	New York, Chicago, Pacific and London Stock Exchanges

Securities registered Pursuant to Section 12(g) of the Act:

None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).          Yes ☒          No ☐

          As of June 28, 2003, the aggregate market value of the voting stock of the registrant held by non-affiliates was $2,256,834,986. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

          The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 27, 2004, was 93,644,941.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 28, 2004.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

      Brunswick Corporation (the Company) is a manufacturer and marketer of leading consumer brands, including: Mercury and Mariner outboard engines; Mercury MerCruiser sterndrive and inboard engines; Teignbridge propellers; Sea Ray, Bayliner, Maxum, Meridian, and Sealine pleasure boats; Hatteras luxury sportfishing convertibles and motoryachts; Baja high-performance boats; Boston Whaler and Trophy offshore fishing boats; Princecraft fishing, deck and pontoon boats; Attwood marine parts and accessories; Seachoice marine parts and accessories; MotorGuide trolling motors; Mercury Precision Parts; Quicksilver and Swivl-Eze marine-related components and accessories; Integrated Dealer Systems dealer management systems; MotoTron engine control systems; Navman global positioning systems-based products and marine electronics; Northstar marine navigation systems; Life Fitness, Hammer Strength and ParaBody fitness equipment; Brunswick bowling products, including capital equipment, parts, supplies and consumer products; Brunswick billiards tables and accessories; and Valley-Dynamo billiards, Air Hockey and foosball tables. The Company also owns and operates: Brunswick bowling centers across the United States and internationally; Land ‘N’ Sea, a distributor of marine parts and accessories; and Omni Fitness, a chain of specialty fitness equipment retail stores.

      The Company’s strategy is to achieve growth by developing innovative products, identifying and deploying leading-edge technologies, pursuing aggressive marketing and brand-building activities, enhancing its distribution channels, seizing international opportunities and leveraging core competencies. Further, the Company focuses on enhancing its operating margins through effective cost management and investments in technology. The Company’s objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

Marine Engine Segment

      The Marine Engine segment, which had net sales of $1,908.9 million in 2003, consists of the Mercury Marine Group and Brunswick New Technologies. The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

      Mercury Marine manufactures and markets a full range of sterndrive engines, inboard engines, outboard engines and water-jet propulsion systems under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury SportJet and Mercury Jet Drive brand names. Mercury Marine’s sterndrives, inboard engines, water-jet propulsion systems and a substantial number of its outboard engines are sold either to independent boatbuilders or to the Company’s operations that comprise the Brunswick Boat Group. In addition, Mercury Marine’s outboard engines and parts and accessories, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, service aids and marine lubricants, are sold to end-users through a global network of approximately 12,000 marine dealers and distributors, specialty marine retailers, and marine service centers. Mercury Marine, through Cummins MerCruiser Diesel Marine LLC (CMD), its joint venture with Cummins Marine, a division of Cummins Inc., supplies integrated diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Company’s Brunswick Boat Group.

      Mercury Marine manufactures nine two-stroke OptiMax outboard engines, ranging from 75 to 250 horsepower, all of which feature Mercury’s direct fuel injection (DFI) technology. DFI is part of Mercury’s plan to comply with U.S. Environmental Protection Agency (EPA) requirements and reduce outboard engine emissions 75 percent over a nine-year period beginning with the 1998 model year and ending in 2006. Mercury’s product line of low-emission engines includes 13 four-stroke outboard engine models ranging from 4 to 115 horsepower and one 225-horsepower model. In 2004, Mercury Marine introduced Verado, a new series of high-horsepower outboard engines to complement its existing four-stroke product line. Mercury’s OptiMax and four-stroke outboards already achieve the EPA’s mandated 2006 emission levels.

      Mercury Marine’s sterndrive engines and outboard engines are produced primarily in Oklahoma and Wisconsin, respectively. Certain small outboard engines are manufactured in Japan by a Mercury Marine joint venture. In addition, Mercury Marine sources some outboard engines and some key components from Asian suppliers. Mercury Marine also manufactures engine component parts at plants in Florida and Mexico, and has a facility in Belgium that customizes engines for sale into Europe. Diesel marine propulsion systems are manufactured in South Carolina by CMD.

      In addition to its marine engine operations, Mercury Marine’s product offerings in international markets include a wide range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury in Australia, Poland and Sweden. These boats are marketed under the brand names Armor, Arvor, Bermuda, Legend, Mercury, Örnvik, Protector, Quicksilver, Savage and Uttern and are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine. Mercury Marine has an equity ownership interest in companies that manufacture boats under the brand names Askeladden, Bella, Rayglass and Valiant, which are produced in Norway, Finland, New Zealand and Portugal, respectively. Mercury Marine also manufactures custom and standard propellers and underwater stern gear for inboard-powered vessels, under the name Teignbridge, in the United Kingdom.

      During 2003, Mercury Marine continued to grow its aluminum metal castings business, which sells custom products to a variety of industries, including the motorcycle, agricultural implement and off-road recreational vehicle businesses. The Company anticipates that Mercury’s castings business will continue to grow, and intends to identify other areas of expertise across its businesses that can be similarly leveraged in industries beyond the Company’s core businesses.

      Mercury Marine’s SmartCraft system, a total marine electronics and controls integration system, leverages Mercury’s advanced engine technology by linking all essential boat functions, including power, controls, and internal and external sensors, to provide synchronized data and control over all essential boat functions. SmartCraft systems also allow Mercury and its customers to take advantage of advances in communications, entertainment and navigation electronics by providing a platform to integrate these technologies to enhance the boating experience.

      The Company established Brunswick New Technologies (BNT) during 2002 to expand the Company’s product offerings in marine electronics, engine controls, navigation systems, dealer management systems and related equipment for use in both marine and non-marine applications. BNT is comprised of: MotoTron, which leverages the Company’s expertise in engine controls to non-marine markets; Northstar Technologies, a world leader in premium marine navigation electronics; and Monolith Corporation/Integrated Dealer Systems, a leading developer of dealer management systems for dealers of marine products and recreational vehicles. To complement BNT’s expertise, the Company acquired 70 percent of the stock of Navman NZ Limited, a New Zealand-based leader in global positioning systems-based products and marine electronics, in the second quarter of 2003. BNT also acquired New Eagle Software and Accelerate Performance Products, both software development companies for marine and non-marine markets, in 2003 to further enhance BNT’s product and service offerings in engine controls.

      Domestic retail demand for the Marine Engine segment’s products is seasonal, with sales generally highest in the second quarter. A number of factors can influence demand for the Marine Engine segment’s products, including, but not limited to:

•	Economic conditions and consumer confidence in the United States and certain international regions;
•	Competition from other manufacturers of marine engines and global positioning systems-based products and marine electronics;
•	Competitive pricing pressures;
•	Adverse weather in key geographic areas, including excessive rain, prolonged below-average temperatures and severe heat or drought, particularly during the key selling season;
•	The level of inventories maintained by Mercury Marine’s independent boatbuilders, dealers and the Company’s boat operations;
•	The ability to offer products of sufficient technological and quality level to meet customer needs and demands;

•	The ability to develop product technologies that comply with regulatory requirements, including emissions reductions;
•	The ability to develop and market competitive products;
•	Consumer demand for the Company’s boat offerings and those of other major boatbuilders and dealers;
•	Changes in currency exchange rates;
•	Fuel costs and fuel availability;
•	Access to water and marina facilities;
•	Prevailing interest rates and availability of financing for boatbuilders and dealers; and
•	Level of consumer participation in recreational boating.

Boat Segment

      The Boat segment consists of the Brunswick Boat Group (Boat Group), which markets and manufactures fiberglass pleasure boats, high-performance boats, offshore fishing boats, and aluminum fishing, pontoon and deck boats, and manufactures and distributes marine parts and accessories. The Company believes its Boat Group, which had net sales of $1,616.9 million during 2003, has the largest dollar sales volume of pleasure boats in the world.

      The Boat Group manages many of the Company’s boat brands, evaluates and increases the Company’s boat portfolio by acquiring recreational boat product segments in which the Company is not participating, expands the Company’s involvement in recreational boating services and activities to enhance the consumer experience and dealer profitability, speeds the introduction of new technologies into boat manufacturing processes and the Company’s boat products, and leverages the Company’s extensive knowledge and involvement in boat design, manufacturing and distribution.

      The Boat Group is headquartered in Knoxville, Tennessee, and provides shared services to the following Company boat brands: Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray and Sealine yachts, sport yachts, cruisers and runabouts; Bayliner and Maxum cruisers and runabouts; Meridian motoryachts; Boston Whaler and Trophy offshore fishing boats; Baja high-performance boats; and Princecraft aluminum fishing, pontoon and deck boats. The Boat Group also operates a commercial and governmental sales unit that sells products to the United States Government and state, local and foreign governments for military, law enforcement and other activities, and to commercial customers for use in a variety of applications. Sales of Boston Whaler, Baja and various inflatable boats represent the majority of the Boat Group’s governmental and commercial sales. The Boat Group procures most of its outboard motors, gasoline sterndrives and gasoline inboard engines from Mercury Marine, and diesel engines from CMD.

      The Boat Group has manufacturing facilities in Florida, Maryland, Michigan, Minnesota, North Carolina, Ohio, Oregon and Tennessee, as well as international manufacturing facilities in Canada, Mexico and the United Kingdom. The Boat Group also utilizes contract manufacturing facilities in Bulgaria and Poland. Since 2002, the Company has been manufacturing entry-level runabouts at a new facility in Reynosa, Mexico, where it intends to expand operations in 2004.

      In late 2002, the Company launched an initiative to develop its boat parts and accessories business to better serve dealers and consumers of the Company’s boat products. The Company furthered this initiative by acquiring, in June 2003, Land ‘N’ Sea Corporation, a marine parts and accessories distributor, and, in September 2003, Attwood Corporation, a manufacturer of marine hardware and accessories. The acquisitions of Land ‘N’ Sea and Attwood enhance and strengthen the Company’s manufacturing and distribution capabilities and infrastructure to develop and expand its marine parts and accessories business. Working with its boat dealer network, the Company will continue to strive to improve quality, distribution and delivery of parts and accessories to enhance the boating customers’ experience.

      The Boat Group’s products are sold to end users through a global network of approximately 750 dealers and distributors, each of which carries one or more of the Company’s boat brands. Sales to the Boat Group’s largest dealer, which has multiple locations and carries a number of the Boat Group’s product lines, comprised approximately 21 percent of Boat Group sales in 2003. Domestic retail demand for pleasure boats is seasonal, with sales generally highest in the second quarter. A number of factors can influence demand for the Boat Group’s products, including, but not limited to:

•	Economic conditions, consumer confidence and the strength of equity markets;
•	Adverse weather in key geographic areas, including excessive rain, prolonged below-average temperatures and severe heat or drought, particularly during the key selling season;
•	The Boat Group’s ability to develop and market competitive products;
•	Product quality and pricing;
•	Competition from other boatbuilders and other marine parts and accessories manufacturers and distributors;
•	Fuel costs and fuel availability;
•	Effectiveness of distribution;
•	Changes in currency exchange rates;
•	Prevailing interest rates and availability of financing for consumers and boat dealers;
•	Level of consumer participation in recreational boating; and
•	Access to water and marina facilities.

Fitness Segment

      The Company’s Fitness segment is comprised of the Life Fitness division, which designs, markets and manufactures a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness, Hammer Strength and ParaBody brands.

      The Company believes that its Fitness segment, which had net sales of $486.6 million during 2003, has the largest dollar sales volume of commercial fitness equipment in the world. Life Fitness’ commercial sales are primarily to private health clubs and fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made to customers either directly, through dealers or through distributors.

      Life Fitness also sells its products into the high-end consumer markets. Approximately 10 percent of the Fitness segment’s 2003 sales were made through Omni Fitness, a chain of specialty fitness equipment retail stores owned and operated by the Company since 2001. Omni Fitness sells consumer products for Life Fitness, as well as fitness products manufactured by other companies. Most of Life Fitness’ remaining consumer sales are to other specialty fitness retailers, including chains in which the Company has minority ownership interests.

      The Fitness segment’s principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary. The Fitness segment also operates 45 Omni Fitness specialty fitness retail stores located primarily in the Northeast region of the United States.

      During 2002 and 2003, Life Fitness introduced more than 90 new fitness products, including new elliptical cross trainers, treadmills, stationary bikes, stairclimbers, home gym products, commercial selectorized strength training equipment and a series of cable motion machines.

      Fitness products are distributed worldwide from regional warehouses and factory stocks of merchandise. Demand for fitness products is seasonal, with sales generally highest in the first and fourth quarters, and is influenced by a number of factors, including, but not limited to:

•	Economic conditions and consumer confidence in the United States and certain international regions;
•	Product innovation;
•	Changes in consumer demand for health clubs and other exercise facilities;

•	Availability of effective product distribution;
•	Consumer participation in fitness activities;
•	Demand from owners and operators of fitness centers for new equipment;
•	Competition from other manufacturers and alternative forms of recreation;
•	Product quality, pricing, and customer service; and
•	Changes in currency exchange rates.

Bowling & Billiards Segment

      The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $392.4 million during 2003. BB&B is the leading full-line designer and producer of bowling products, including bowling balls, after-market products and parts, and capital equipment, which includes bowling lanes, automatic pinsetters, ball returns, furniture units, and scoring and center management systems. BB&B also designs, manufactures and markets a full line of high-quality consumer and commercial billiards tables, Air Hockey tables, foosball tables and related accessories.

      BB&B operates approximately 116 bowling centers in the United States, Canada and Europe, and with its joint venture partner operates 14 additional centers in Japan. Bowling centers offer bowling and, depending on size and location, the following activities and services: billiards, video games, pro shops, children’s playrooms, restaurants and cocktail lounges. All of the North American centers offer Cosmic Bowling, an enhanced form of bowling with integrated sound systems and glow-in-the-dark effects. To date, 39 of BB&B’s centers have been converted into Brunswick Zones, which are modernized bowling centers that offer a full array of family-oriented entertainment activities. The entertainment offerings available at Brunswick Zones are designed to appeal to a broad audience, including families and other recreational bowlers, as well as traditional league bowlers. BB&B intends to convert eight additional centers in 2004 into Brunswick Zones and open two new centers, supporting the Company’s strategy to increase market share. Approximately half of BB&B’s bowling center facilities are owned by the Company and the other half are leased.

      BB&B has a 50 percent ownership interest in Nippon Brunswick K. K., which sells bowling equipment and operates 14 bowling centers in Japan. In addition, BB&B has a 50 percent ownership interest in Vulcan-Brunswick Bowling Pin Company, which manufactures bowling pins in Antigo, Wisconsin.

      BB&B’s billiards business was established in 1845, and is the oldest business operated by the Company. BB&B designs and markets billiards tables, billiards balls, cues and related accessories under the Brunswick brand, and serves the domestic and international commercial and consumer billiards markets. The Company believes it has the largest dollar sales volume of billiards tables in the world. In June 2003, the Company acquired Valley-Dynamo, LP, a leading manufacturer of commercial and consumer billiards, Air Hockey and foosball tables. In 2003, BB&B opened a retail billiards store in a northern suburb of Chicago as a means of expanding distribution and testing retail concepts.

      BB&B’s primary manufacturing and distribution locations are in Michigan, Texas, Wisconsin and Hungary.

      The Company’s bowling and billiards products are sold through a variety of channels, including distributors, dealers, mass merchandisers, bowling centers and retailers, and directly to consumers. BB&B products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise. Demand for the Bowling & Billiards segment’s products is influenced by a number of factors, including, but not limited to:

•	Economic conditions in the United States and key international regions;
•	The ability to develop and market competitive products;
•	Prevailing interest rates and availability of financing for purchasers of bowling capital equipment;
•	Changes in currency exchange rates;
•	Duties, tariffs and import restrictions relating to sales and shipments overseas;
•	Product innovation;
•	Availability of effective product distribution;

•	Consumer participation in bowling and billiards;
•	Demand from owners and operators of recreation centers for new equipment;
•	Competition from other manufacturers as well as alternative forms of recreation;
•	Product and facility quality, pricing, and customer service; and
•	Adverse weather in key geographical areas, including excessive snow and summers with prolonged periods of below-average rain.

Financial Services

      In 2002, the Company established a joint venture, Brunswick Acceptance Company, LLC (BAC), with Transamerica Commercial Finance Corporation (TCFC). In January of 2004, GE Commercial Finance, the business-to-business financial service unit of General Electric Company, acquired the commercial finance business of Transamerica, including TCFC. Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boatbuilder and dealer customers. The Company increased its 15 percent ownership in BAC to 49 percent in July 2003. See Note 7, Financial Services, in the Notes to Consolidated Financial Statements for more information about BAC.

Distribution

      The Company depends on distributors, dealers and retailers (Dealers) for the majority of its recreational boat sales, and significant portions of its marine engine, fitness and bowling and billiards products. The Company has approximately 14,000 Dealers serving its business segments worldwide. The Company’s marine Dealers typically carry boats, engines or related parts and accessories.

      Most of the Company’s Dealers are independent companies or proprietors that range in size from small, family-owned dealerships to large, publicly traded organizations with substantial revenues and multiple locations. Some of the Company’s Dealers sell the Company’s products exclusively, while others also carry competitors’ products. The Company owns a minority interest in certain marine Dealers and a 100 percent ownership interest in Omni Fitness, an exercise equipment retailer operated by the Company’s Life Fitness division.

      In 2003, the Company acquired Land ‘N’ Sea, establishing a parts and accessories distribution platform for the Brunswick Boat Group. Land ‘N’ Sea, with its 11 distribution centers throughout North America, is the largest wholesale distributor of marine parts and accessories in the world and provides the ability to move parts quickly and accurately to dealers, repair shops and the do-it-yourself consumer.

      Demand for a significant portion of the Company’s products is seasonal, and a number of the Company’s Dealers are relatively small and often highly leveraged. As a result, many of the Company’s Dealers require financial assistance to support their business and provide a stable outlet for the Company’s products. In addition to the Company’s interest in BAC, the Company provides its Dealers with assistance, including incentive programs, loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer’s default. The Company believes that these arrangements are in the Company’s best interest, but its financial support of its Dealers does expose the Company to credit and business risks. The Company’s business units maintain active credit operations to manage this financial exposure on an ongoing basis, and the Company continues to seek opportunities to improve and sustain its various distribution channels. See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

International Operations

      The Company’s sales to customers in international markets were $1,242.2 million (30.1 percent of net sales) and $1,004.7 million (27.1 percent of net sales) in 2003 and 2002, respectively. The Company generally transacts its sales in international markets in local currencies, and its costs of products manufactured or sourced are generally denominated in U.S. dollars. In 2003, the U.S. dollar weakened approximately 20 percent against the Euro, which is the Company’s largest foreign exchange exposure. The weakening of the U.S. dollar helped increase the Company’s international sales. Future strengthening or weakening of the U.S. dollar can affect the amount of sales recorded from the Company’s international operations. The Company’s international sales are set forth in Note 4, Segment Information, in the Notes to Consolidated Financial Statements, and are also included in the table below, which details the Company’s international sales by region for 2003, 2002 and 2001:

	2003	2002	2001
(In millions)
Europe	$700.4	$552.1	$448.0
Pacific Rim	220.7	174.7	171.4
Canada	200.5	166.9	146.0
Latin America	79.2	74.0	64.1
Other	41.4	37.0	29.7

	$1,242.2	$1,004.7	$859.2

      Marine Engine segment sales comprised approximately 53 percent of the Company’s total international sales in 2003. The segment’s primary international operations include the following:

•	A marine engine product customization plant and distribution center in Belgium serving Europe, Africa and the Middle East;
•	A propeller and underwater stern-gear manufacturing plant in the United Kingdom;
•	Sales offices and distribution centers in Australia, Brazil, Canada, China, Japan, Malaysia, Mexico, New Zealand and Singapore;
•	Sales offices in Belgium, Denmark, France, Germany, Italy, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom;
•	Boat manufacturing plants in Australia and Sweden; and
•	A research and development office in Singapore and New Zealand and a manufacturing plant in New Zealand.

      Boat segment sales comprised approximately 24 percent of the Company’s total international sales in 2003. The Boat Group’s products are manufactured or assembled in the United States, Bulgaria, Canada, Mexico, Poland and the United Kingdom, and are sold worldwide through dealers. The Boat Group also sells kits for certain runabout boat models to approved manufacturers outside the United States who then manufacture boats to specification and sell the boats under certain Boat Group brand names. The Boat Group has sales offices in England, France, the Netherlands and Spain, and a product display location in the Netherlands.

      Fitness segment sales comprised approximately 16 percent of the Company’s total international sales in 2003. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom, as well as sales offices in Austria and Italy. The Fitness segment also manufactures strength training equipment in Hungary.

      Bowling & Billiards segment sales comprised approximately 7 percent of the Company’s total international sales in 2003. BB&B sells its products worldwide, has sales offices in Germany, Hong Kong and the United Kingdom, and has a plant that manufactures pinsetters in Hungary. BB&B operates bowling centers in Austria, Canada and Germany, and holds a 50 percent interest in an entity that sells bowling equipment and operates bowling centers in Japan.

Raw Materials

      The Company purchases raw materials from various sources. The Company is not currently experiencing any critical raw material shortages, nor does the Company anticipate any. General Motors Corporation is the sole supplier of engine blocks used in the manufacture of the Company’s gasoline sterndrive engines. The Company continues to expand its global procurement operations to leverage the Company’s purchasing power across its divisions and improve supply chain efficiencies.

Intellectual Property

      The Company has, and continues to obtain, patent rights covering certain features of the Company’s products and processes. By law, the Company’s patent rights, which consist of patents and patent licenses, have limited lives and expire periodically. The Company believes that its patent rights are important to its competitive position.

      In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, including: die-cast powerheads; cooling and exhaust systems; drive train, clutch and gearshift mechanisms; boat/engine mountings; shock absorbing tilt mechanisms; ignition systems; propellers; marine vessel control systems; fuel and oil injection systems; supercharged engines; outboard mid-section structures; segmented cowls; hydraulic trim, tilt, and steering; screw compressor charge air cooling systems; and airflow silencers.

      In the Boat segment, patent rights principally relate to processes for manufacturing fiberglass hulls, decks and components for the Company’s boat products, as well as patent rights related to boat seats, interiors and other boat features and components.

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

      The following are among the Company’s primary trademarks:

      Marine Engine Segment: IDS, Mariner, MercNet, MerCruiser, Mercury, MercuryCare, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, MotoTron, Northstar, OptiMax, Pinpoint, Quicksilver, SeaPro, SmartCraft, SportJet, Teignbridge Propellers and Verado.

      Boat Segment: Attwood, Baja, Bayliner, Boston Whaler, Hatteras, Land ‘N’ Sea, Master Dealer, Maxum, Meridian, Princecraft, Sea Ray, Seachoice, Sealine, Swivl-Eze and Trophy.

      Fitness Segment: Flex Deck, Hammer Strength, Lifecycle, Life Fitness, Omni Fitness and ParaBody.

      Bowling & Billiards Segment: Air Hockey, Anvilane Pro Lane, Ball Wall, Brunswick, Brunswick Billiards, Brunswick Pavilion, Brunswick Zone, Centennial, CenterMaster, Cosmic Bowling, DBA Products, Dominion, Dynamo, Frameworx, Fuze, Gold Crown, Inferno, IQ, Lane Shield, Lightworx, Monster, Throbot, Tornado, U.S. Play by Brunswick, Valley, Valley-Dynamo, Vector, Viz-A-Ball and Zone.

      The Company’s trademarks have indefinite lives, and many of these trademarks are well known to the public and are considered valuable assets of the Company.

Competitive Conditions and Position

      The Company believes that it has a reputation for quality in its highly competitive lines of business. The Company competes in its various markets by utilizing efficient production techniques; innovative technological advancements; effective marketing, advertising and sales efforts; providing high-quality products at competitive prices; and good after-market services.

      Strong competition exists with respect to each of the Company’s product groups, but no single manufacturer competes with the Company in all product groups. In each product area, competitors range in size from large, highly diversified companies to small, single-product businesses.

      The following summarizes the Company’s competitive position in each segment:

      Marine Engine Segment: The Company believes it has the largest dollar sales volume of recreational marine engines in the world. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, and several smaller companies. There are also many competitors in the marine accessories, electronics, engine controls, navigation systems and global positioning system-based businesses. Competitive advantage in these marine engine and accessories markets is a function of product features, technological leadership, quality, service, performance and durability, along with effective promotion, distribution and pricing.

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

      Fitness Segment: The Company believes it is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. There are a few large manufacturers of fitness equipment and hundreds of small manufacturers, which creates a highly fragmented competitive landscape. Many of the Company’s fitness equipment products feature industry-leading product innovations, and the Company places significant emphasis on new product introductions. Competitive emphasis is also placed on product quality, marketing activities, pricing and service. The Company also operates Omni Fitness, a chain of 45 specialty fitness equipment retail stores, where emphasis is placed on providing excellent customer service and offering competitive products.

      Bowling & Billiards Segment: The Company believes it is the world’s leading full-line designer and producer of bowling products and billiards tables. There are several large manufacturers of bowling products whereas the bowling retail market is highly fragmented. Competitive emphasis is placed on product innovation, quality, marketing activities, pricing and service. The Company also operates 130 retail bowling centers worldwide, including those operated by the Company’s joint ventures, where emphasis is placed on enhancing the bowling and entertainment experience, maintaining quality facilities and providing excellent customer service.

Research and Development

      The Company strives to bolster its competitive position in all of its segments by continuously investing in research and development. The Company’s research and development investments support the introduction of new products and enhancements to existing products. The Company’s research and development investments are shown below:

	2003	2002	2001
(In millions)
Marine Engine	$70.0	$61.7	$58.2
Boat	25.6	22.1	19.7
Fitness	16.9	14.4	12.9
Bowling & Billiards	5.7	4.6	5.1

Total	$118.2	$102.8	$95.9

Number of Employees

      The approximate number of employees as of December 31, 2003, is shown below by segment:

Marine Engine	6,800
Boat	9,000
Fitness	1,770
Bowling & Billiards	5,475
Corporate	180

Total	23,225

      As of December 31, 2003, there were approximately 1,900 employees in the Marine Engine segment, 260 employees in the Boat segment, 140 employees in the Fitness segment, and 160 employees in the Bowling & Billiards segment represented by labor unions. The Company believes that it has good relations with these labor unions. Certain U.S. labor union contracts for the Fitness and Marine Engine segments expire in March and June of 2004, respectively. Certain international labor union contracts for the Boat segment expire in March and October 2004.

Environmental Requirements

      See Item 3, Legal Proceedings, for a description of certain environmental proceedings in which the Company is involved.

Available Information

      The Company maintains an Internet web site at http://www.brunswick.com that includes links to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports (SEC Reports). The SEC Reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Shareholders and other interested parties may request email notification of the posting of these documents through the Investor Information section of the Company’s web site.

      Also available at http://www.brunswick.com is information relating to the Company’s ethics program and corporate governance. This includes (i) the Company’s Code of Ethics for Senior Financial Officers, which applies to the Company’s Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller and other Company employees designated by the Board, (ii) Making the Right Choice, the Brunswick Guide to Conduct in the Workplace, which applies to all employees, (iii) Principles and Practices, the corporate governance principles that have been adopted by the Company’s Board and (iv) charters for each of the Board’s committees. This information is also available in print to any shareholder who requests it by writing to Shareholder Services, Brunswick Corporation, 1 N. Field Ct., Lake Forest, IL 60045.

Item 2.	Properties

      The Company’s headquarters are located in Lake Forest, Illinois. The Company also maintains administrative offices in Chicago, Illinois. The Company has numerous manufacturing plants, distribution warehouses, retail stores, sales offices and test sites located throughout the world. Research and development facilities are decentralized within the Company’s operating segments, and most are located at individual manufacturing sites.

      The Company believes its facilities are suitable and adequate for its current needs. The Company also believes its properties are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. The Company’s manufacturing facilities are operating at approximately 75 percent of current capacity. The Company’s headquarters and most of its principal plants are owned by the Company.

      The Company’s primary facilities are in the following locations:

      Marine Engine Segment: Miramar, Florida; Acton, Massachusetts; Stillwater and Tulsa, Oklahoma; Fond du Lac, Milwaukee and Oshkosh, Wisconsin; Melbourne, Australia; Petit Rechain, Belgium; Pickering, Ontario, Canada; Juarez, Mexico; Auckland, New Zealand; and Newton Abbot, United Kingdom. The Acton, Massachusetts; Auckland, New Zealand; and Pickering, Ontario, Canada facilities are leased. The remaining facilities are owned by the Company.

      Boat Segment: Edgewater, Merritt Island, Palm Coast, and Pompano Beach, Florida; Cumberland and Salisbury, Maryland; Lowell, Michigan; Pipestone, Minnesota; New Bern, North Carolina; Bucyrus, Ohio; Roseburg, Oregon; Knoxville and Vonore, Tennessee; Lancaster, Texas; Arlington, Washington; Princeville, Quebec, Canada; Reynosa, Mexico; and Kidderminster, United Kingdom. All of these facilities are owned by the Company with the exception of the Pompano Beach, Florida; Lowell, Michigan; and Lancaster, Texas facilities, which are leased.

      Fitness Segment: Franklin Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; Kiskoros, Hungary; and 45 Omni Fitness retail stores in the United States. All of the Omni Fitness stores and a portion of the Franklin Park, Illinois, facility are leased. The remaining facilities are owned by the Company.

      Bowling & Billiards Segment: Lake Forest, Illinois; Muskegon, Michigan; Richland Hills, Texas; Bristol, Wisconsin; Szekesfehervar, Hungary; and 116 Company-operated bowling recreation centers in the United States, Canada and Europe. Approximately 50 percent of BB&B’s bowling centers and the Richland Hills, Texas facility are leased. The remaining facilities are owned by the Company.

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

      In January 2004, the Company filed a petition with the U.S. Department of Commerce and the U.S. International Trade Commission asserting that Japanese manufacturers of outboard engines have violated U.S. anti-dumping laws by selling outboard engines in the United States at prices well below their sale price in Japan. If Japanese manufacturers are determined to be in violation of U.S. law, the U.S. government could impose duties on Japanese-manufactured outboards sold in the United States.

      Since 2002, the Company has been defending itself against a lawsuit brought against Leiserv, Inc. (Leiserv), a Company subsidiary operated by the Bowling & Billiards segment, for alleged violations of the Federal Telephone Consumer Protection Act. The lawsuit was brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received unsolicited faxes from a service provider retained by Leiserv. The Company does not believe the resolution of this lawsuit will have a material adverse effect on the Company’s consolidated financial position or results of operations.

      The Company has been named in a number of asbestos-related lawsuits, the majority of which involve Vapor Corporation, a former subsidiary that the Company divested in 1990. Virtually all of the asbestos suits against the Company involve numerous other defendants. The claims generally allege that the Company sold products that contained components, such as gaskets, that included asbestos, and seek monetary damages from the Company. Neither the Company nor Vapor is alleged to have manufactured asbestos. The Company’s insurers have settled a number of asbestos claims for nominal amounts, while a number of other claims have been dismissed. No suit has yet gone to trial. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

      The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposal of certain hazardous wastes. These proceedings, which involve both on-and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company has established reserves based on its best estimate within a range of losses for all known claims.

      See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for disclosure of the potential cash requirements of environmental proceedings and other legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

Executive Officers of the Company

      The Company’s executive officers are listed in the following table:

Officer	Present Position	Age

George W. Buckley	Chairman and Chief Executive Officer	57
Peter B. Hamilton	Vice Chairman and President — Brunswick Bowling & Billiards	57
Peter G. Leemputte	Senior Vice President and Chief Financial Officer	46
Kathryn J. Chieger	Vice President — Corporate and Investor Relations	55
Tzau J. Chung	Vice President and President — Brunswick New Technologies	40
William J. Gress	Vice President — Supply Chain Management	49
Kevin S. Grodzki	Vice President and President — Life Fitness Division	48
B. Russell Lockridge	Vice President and Chief Human Resources Officer	54
Alan L. Lowe	Vice President and Controller	52
Patrick C. Mackey	Vice President and President — Mercury Marine Group	57
Dustan E. McCoy	Vice President and President — Brunswick Boat Group	54
William L. Metzger	Vice President and Treasurer	43
Victoria J. Reich	Vice President and President — Brunswick European Group	46
Marschall I. Smith	Vice President, General Counsel and Secretary	59
Dale B. Tompkins	Vice President — Strategy and Corporate Development	42
Cynthia Trudell	Vice President and President — Sea Ray Division	50
Stephen M. Wolpert	Vice President and President — US Marine Division	49
Judith P. Zelisko	Vice President — Tax	53

      There are no familial relationships among these officers. The term of office of all elected officers expires April 30, 2004. The Group and Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

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

      Peter G. Leemputte was named Senior Vice President and Chief Financial Officer of the Company in August 2003. He was Vice President and Controller of the Company from 2001 to 2003. From 1998 to 2000, he was Executive Vice President, Chief Financial and Administrative Officer for Chicago Title Corporation, a national title insurance and real estate related products company. He was Vice President and a partner of Mercer Management Consulting, an international management consulting firm, from 1996 to 1998.

      Kathryn J. Chieger has been Vice President — Corporate and Investor Relations of the Company since 1996.

      Tzau J. Chung has been a Vice President of the Company since 2000 and was named President — Brunswick New Technologies, in February 2002. Prior to that he was Vice President — Strategic Planning of the Company from 2000 to 2002, and was Senior Vice President — Strategy and IT, for the Company’s Mercury Marine Group from 1997 to 2000.

      William J. Gress has been Vice President — Supply Chain Management of the Company since 2001. From February 2000 to January 2001, he was Executive Vice President of the Company’s Igloo business. Prior to that he was employed by Mercury Marine, where he was Vice President of its MerCruiser Diesel business from 1999 to 2000, Vice President of Business Development from 1998 to 1999, Senior Director of Strategic Sourcing during 1997, and Director of Materials Management from 1993 to 1997. From November 1997 to August 1998, he was Vice President of Supplier Relations for Goss Graphics, Inc., a printing equipment manufacturer.

      Kevin S. Grodzki has been Vice President of the Company and President of its Life Fitness Division since 2000. Prior to that, he was Vice President of Witco Corporation, a specialty chemical company, from 1997 to 2000.

      B. Russell Lockridge has been Vice President and Chief Human Resources Officer of the Company since 1999. From 1996 to 1999, he was Senior Vice President — Human Resources of IMC Global, Inc., a company that produces crop nutrients, animal feed ingredients and salt.

      Alan L. Lowe was named Vice President and Controller of the Company in September 2003. Prior to joining Brunswick, he held a number of senior financial positions with FMC Technologies, Inc., including, most recently, Director — Financial Control.

      Patrick C. Mackey has been Vice President of the Company and President of its Mercury Marine Group since 2000. He was Executive Vice President of Witco Corporation, a specialty chemical company, from 1998 to 1999.

      Dustan E. McCoy has been Vice President of the Company and President — Brunswick Boat Group since 2000. From 1999 to 2000, he was Vice President, General Counsel and Secretary of the Company. He was previously an officer of Witco Corporation, a specialty chemical company, where he was Executive Vice President in 1999; Senior Vice President from 1998 to 1999; and Senior Vice President, General Counsel and Corporate Secretary from 1996 to 1998.

      William L. Metzger has been Vice President and Treasurer of the Company since 2001. From 2000 to 2001, he was Assistant Vice President — Corporate Finance. From 1996 to 2000, he was Director — Corporate Accounting.

      Victoria J. Reich was named Vice President and President — Brunswick European Group in August 2003. She was Senior Vice President and Chief Financial Officer of the Company from 2000 to 2003, and Vice President and Controller of the Company from 1996 to 2000.

      Marschall I. Smith has been Vice President, General Counsel and Secretary of the Company since 2001. He joined Brunswick from Digitas Inc., a leading e-commerce integrator. Prior to that assignment, he spent five years as Senior Vice President and General Counsel of IMC Global Inc.

      Dale B. Tompkins was named Vice President — Strategy and Corporate Development in January 2003. He joined the Company in 2000 as Vice President — Strategy and Business Development for the Mercury Marine Group. Previously, he was employed by Giddings & Lewis LLC, where he was Vice President — Planning and Development from 1999 to 2000, and Director — Strategic Planning from 1997 to 1999.

      Cynthia Trudell has been Vice President and President — Sea Ray Division since 2001. Prior to joining Brunswick, she held a number of positions with various divisions of General Motors, including Chairman and President — Saturn Corporation from 1999 to 2001, and President — IBC Vehicles, from 1996 to 1999.

      Stephen M. Wolpert was named Vice President and President — US Marine Division in October 2003. From 2001 to 2003, he held a number of positions with US Marine, including, most recently Chief Operating Officer. Prior to joining Brunswick, he was Vice President — Manufacturing Strategies and Industrial Automation for Emerson Electric Company.

      Judith P. Zelisko has been Vice President — Tax of the Company since 1998. She was Staff Vice President — Tax from 1996 to 1998.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded on the New York, Chicago, Pacific and London Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 19, Quarterly Data, in the Notes to Consolidated Financial Statements. As of February 27, 2004, there were approximately 15,174 shareholders of record of the Company’s common stock.

      Future dividends, which are declared at the discretion of the Board of Directors, will be paid annually in December.

Item 6.	Selected Financial Data

      The selected historical financial data presented below as of and for the years ended December 31, 2003, 2002 and 2001, have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7, Management’s Discussion and Analysis, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2000, 1999 and 1998, have been derived from the consolidated financial statements of the Company that are not included herein. The financial data presented below have been restated to present the discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

	2003(A)	2002(B)	2001(C)	2000	1999	1998
(In millions, except per share data)
Results of operations data
Net sales	$4,128.7	$3,711.9	$3,370.8	$3,811.9	$3,541.3	$3,234.9

Unusual charges	$—	$—	$—	$55.1	$116.0	$50.8

Operating earnings	$221.4	$196.6	$191.1	$397.1	$274.6	$301.8

Earnings before income taxes	$201.1	$161.6	$132.2	$323.3	$219.3	$245.3

Earnings from continuing operations before accounting change	$135.2	$103.5	$84.7	$202.2	$143.1	$154.4
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	—	—	—	(68.4)	(105.2)	31.9
Loss from disposal of discontinued operations, net of tax	—	—	—	(229.6)	—	—
Cumulative effect of changes in accounting principle, net of tax	—	(25.1)	(2.9)	—	—	—

Net earnings (loss)	$135.2	$78.4	$81.8	$(95.8)	$37.9	$186.3

Basic earnings (loss) per common share:
Earnings from continuing operations before accounting change	$1.48	$1.15	$0.96	$2.28	$1.56	$1.57
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	—	—	—	(0.77)	(1.14)	0.32
Loss from disposal of discontinued operations, net of tax	—	—	—	(2.59)	—	—
Cumulative effect of changes in accounting principle, net of tax	—	(0.28)	(0.03)	—	—	—

Net earnings (loss)	$1.48	$0.87	$0.93	$(1.08)	$0.41	$1.90

Average shares used for computation of basic earnings per share	91.2	90.0	87.8	88.7	92.0	98.3

	2003(A)	2002(B)	2001(C)	2000	1999	1998
(In millions, except per share data)
Diluted earnings (loss) per common share:
Earnings from continuing operations before accounting change	$1.47	$1.14	$0.96	$2.28	$1.55	$1.56
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	—	—	—	(0.77)	(1.14)	0.32
Loss from disposal of discontinued operations, net of tax	—	—	—	(2.59)	—	—
Cumulative effect of changes in accounting principle, net of tax	—	(0.28)	(0.03)	—	—	—

Net earnings (loss)	$1.47	$0.86	$0.93	$(1.08)	$0.41	$1.88

Average shares used for computation of diluted earnings per share	91.9	90.7	88.1	88.7	92.6	99.0

(A)	Operating earnings include a $25.0 million litigation charge recorded in 2003 in connection with a patent infringement lawsuit relating to the design of a cross trainer. Refer to Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

(B)	Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for a discussion on Goodwill and Other Intangibles.

(C)	Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for a discussion on Derivatives.

	2003	2002	2001	2000	1999	1998
(In millions, except per share and other data)
Balance sheet data
Total assets	$3,602.5	$3,314.7	$3,157.5	$3,396.5	$3,247.9	$3,351.5

Debt
Short-term	$23.8	$28.9	$40.0	$172.7	$107.7	$170.1
Long-term	583.8	589.5	600.2	601.8	622.5	635.4

Total debt	607.6	618.4	640.2	774.5	730.2	805.5
Common shareholders’ equity	1,323.0	1,101.8	1,110.9	1,067.1	1,300.2	1,311.3

Total capitalization	$1,930.6	$1,720.2	$1,751.1	$1,841.6	$2,030.4	$2,116.8

Cash flow data
Net cash provided by operating activities of continuing operations	$395.1	$413.0	$299.3	$251.0	$250.4	$387.4
Depreciation and amortization	150.6	148.4	160.4	148.8	141.4	135.6
Capital expenditures	159.8	112.6	111.4	156.0	166.8	164.6
Acquisitions of businesses	177.3	21.2	134.4	—	4.2	32.8
Investments	39.3	8.9	—	38.1	13.6	21.6
Stock repurchases	—	—	—	87.1	18.3	159.9
Cash dividends paid	45.9	45.1	43.8	44.3	45.9	49.0
Other data
Dividends declared per share	$0.50	$0.50	$0.50	$0.50	$0.50	$0.50
Book value per share	14.40	12.15	12.61	12.22	14.16	14.27
Return on beginning shareholders’ equity	12.3%	7.0%	7.7%	(7.4)%	2.9%	14.2%
Effective tax rate	32.75%	36.0%	36.0%	37.5%	34.7%	37.1%
Debt-to-capitalization rate	31.5%	35.9%	36.6%	42.1%	36.0%	38.1%
Number of employees	23,225	21,015	20,700	23,200	23,100	21,800
Number of shareholders of record	15,373	16,605	13,200	13,800	14,500	15,600
Common stock price (NYSE)
High	$32.08	$30.01	$25.01	$22.13	$30.00	$35.69
Low	16.35	18.30	14.03	14.75	18.06	12.00
Close (last trading day)	31.83	19.86	21.76	16.44	22.25	24.75

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed below under the Forward-Looking Statements section and elsewhere in this Annual Report.

Overview and Outlook

General

      In 2003, we made significant progress towards achieving our strategic objective to solidify our leadership position in the marine, fitness, bowling and billiards industries by:

•	Introducing innovative products in all our market segments;
•	Focusing on cost reduction initiatives through global sourcing and realignment of our manufacturing footprint;
•	Acquiring and investing in businesses that will expand and enhance our product offerings particularly in the areas of boat parts and accessories, marine electronics and billiards;
•	Strengthening our relationships with our dealers by providing additional products and services that will make them more successful, improve the customer experience and, in turn, make Brunswick more successful; and
•	Attracting and retaining talented individuals who are responsible for executing and delivering on our commitment to enhance value for our shareholders.

      While these activities are ongoing, we have begun to see results from our efforts reflected in our financial performance. Sales in 2003 increased 11.2 percent to $4,128.7 million, primarily due to growth in boat, marine engine and fitness equipment businesses, additional sales associated with acquisitions and the impact of a weaker U.S. dollar. In addition, we benefited from improved demand for marine products in the second half of the year. Operating earnings for 2003 increased 12.6 percent to $221.4 million, primarily due to the same factors that drove the sales gain, as well as effective cost management efforts. These factors helped offset higher pension, health care and insurance costs; a litigation charge recorded in connection with a cross trainer patent infringement lawsuit; and increased research and development expenses. Non-operating income increased to $20.7 million, up from $8.3 million in 2002, largely as a result of higher earnings from joint ventures and equity investments and interest income. In 2003, the Company reduced its effective tax rate to 32.75 percent, down from 36.0 percent in 2002, as a result of a prepayment of $50 million after-tax with respect to an outstanding tax case and higher foreign and state earnings generated in lower effective-tax-rate jurisdictions. See the Results of Operations section below for further discussion.

      Accomplishments in support of our strategic objectives in 2003 include:

•	New products:

—	Completion of the development of Verado, a family of supercharged four-stroke outboard engines;

—	Continued roll-out of the Bayliner 175, a boat, motor, and trailer package with a manufacturers suggested retail price of $9,995, and the launch of the Bayliner 185 at a suggested retail price of $11,995;

—	Introduction of 50 new fitness products, including the Signature line of fitness equipment; and

—	Introduction of Vector, a bowling center management system.

•	Manufacturing realignment:

—	Start of the phased shut down of our Paso Robles, California, fitness equipment manufacturing plant (scheduled for completion in Spring 2004) and the consolidation of the production from this facility into our Ramsey, Minnesota, plant; and

–	Acquired a majority equity interest in a manufacturing operation in Kiskoros, Hungary, which allows us to manufacture strength training equipment closer to our European customers.

•	Acquisitions:

–	Purchase of Attwood Corporation and Land ‘N’ Sea Corporation as the platform for establishing a boat parts and accessories business;

–	Acquisition of 70 percent of the stock of Navman NZ Limited, a leader in global positioning systems-based products, to further our offerings of marine electronics; and

–	Acquisition of Valley-Dynamo, LP, a leading manufacturer of commercial and consumer billiards, Air Hockey and foosball tables, which moves us into the coin-operated market segment.

•	Dealer services:

–	Introduced Brunswick Acceptance Company, a joint venture that provides wholesale financing to our marine dealers.

      Looking ahead to 2004, we expect retail demand for marine products to increase in the range of 5 to 7 percent, which would be the first annual improvement in retail demand since 2000. We estimate that industry growth, coupled with market share gains, success of new products, improved pricing and the full-year impact of acquisitions completed in 2003, would result in an 11 to 13 percent increase in our marine sales in 2004. Fitness and Bowling & Billiards segment sales are expected to increase in the high single digits, again due to new product introductions and the incremental sales from acquisitions. Overall, sales are expected to increase 11 to 13 percent. Operating earnings are expected to improve in 2004, benefiting from higher volumes as well as our ongoing focus on effective cost management. While we expect pension expense to be down compared with 2003, higher health care and insurance spending will substantially offset this benefit. We will also incur costs relating to the opening of a second boat manufacturing plant in Mexico and an outboard engine plant in China as part of our manufacturing footprint realignment efforts. The Company expects 2004 non-operating income to decrease as a result of a reduction in interest income. Our effective tax rate in 2004 is expected to remain at approximately the same level as 2003.

          Matters Affecting Comparability

      Acquisitions. The Company’s operating results for 2003 include the operating results for its acquisitions completed in 2003. Approximately one-third of the increase in 2003 sales, when compared with 2002, can be attributed to the following acquisitions: Valley-Dynamo, LP (Valley-Dynamo), a manufacturer of commercial and consumer billiards, Air Hockey and foosball tables; Land ‘N’ Sea Corporation (Land ‘N’ Sea), a distributor of marine parts and accessories; Navman NZ Limited (Navman), a manufacturer of marine electronics and global positioning systems-based products; Attwood Corporation (Attwood), a manufacturer of marine hardware and accessories; and Protokon LLC (Protokon), a Hungarian steel fabricator and electronic equipment manufacturer. These transactions were completed as of June 10, 2003, June 23, 2003, June 23, 2003, September 2, 2003, and September 15, 2003, respectively. The acquisition of Valley-Dynamo adds new products and distribution channels to the Company’s billiards operations, while the acquisitions of Land ‘N’ Sea and Attwood provide the Company with the distribution network, manufacturing capabilities and infrastructure to develop and expand a boat parts and accessories business. The acquisition of Navman complements the Company’s expansion into marine-based electronics and integration. The acquisition of Protokon will allow the Company to reduce costs and increase manufacturing capacity of fitness equipment, while better serving its fitness customers in Europe.

      The Company’s operating results for 2002 include the operating results of: Teignbridge Propellers, Ltd. (Teignbridge), a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels; Monolith Corporation/ Integrated Dealer Systems, Inc. (IDS), a developer of dealer management systems for dealers of marine products and recreational vehicles; and Northstar Technologies, Inc. (Northstar), a supplier of premium marine navigation electronics, from the acquisition dates of

February 10, 2002, October 1, 2002, and December 16, 2002, respectively. The acquisition of IDS and Northstar complemented the Company’s expansion into systems integration and marine-based electronics.

      The Company’s operating results for 2001 include the operating results of: Omni Fitness Equipment Inc. (Omni Fitness), a domestic retailer of fitness equipment; Princecraft Boats Inc. (Princecraft), a manufacturer of aluminum fishing, pontoon and deck boats; Sealine International (Sealine), a leading manufacturer of luxury sport cruisers and motoryachts; and Hatteras Yachts, Inc. (Hatteras), a leading manufacturer of luxury sportfishing convertibles and motoryachts, from the acquisition dates of February 28, 2001, March 7, 2001, July 3, 2001, and November 30, 2001, respectively. The acquisitions of Princecraft, Sealine and Hatteras presented new international opportunities, and the ability to leverage core competencies and achieve growth by pursuing aggressive marketing and brand-building activities.

      Litigation charge and changes in accounting principle. Comparisons of net earnings per diluted share between 2003, 2002 and 2001, are affected by a litigation charge and changes in accounting principle, which are listed and described below. The effect of these items on diluted earnings per share is as follows:

	2003	2002	2001

Net earnings per diluted share — as reported	$1.47	$0.86	$0.93
Litigation charge	0.18	—	—
Goodwill and indefinite-lived intangible amortization	—	—	0.12
Cumulative effect of change in accounting principle	—	0.28	0.03

Net earnings per diluted share — as adjusted	$1.65	$1.14	$1.08

•	Litigation Charge: In September of 2003, the Company’s Life Fitness division settled a cross trainer patent infringement lawsuit with Precor Incorporated for $25.0 million and future royalty payments. The Company recorded a $25.0 million pre-tax litigation charge ($0.18 per diluted share) to operating earnings in the first quarter of 2003. In September of 2003, the Company paid $12.5 million related to the settlement and the Company expects to pay an additional $12.5 million in June 2004. Management believes that presentation of operating earnings excluding this charge provides a more meaningful comparison to 2002 because there was no comparable litigation charge that impacted 2002 operating earnings.

•	Changes in Accounting Principle: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain other intangible assets deemed to have indefinite useful lives are no longer amortized but are reviewed annually for impairment. SFAS No. 142 does not require retroactive restatement for all periods presented; however, it does require the disclosure of prior year effects adjusted for the elimination of amortization of goodwill and indefinite-lived intangible assets. The effect on diluted earnings per share for the elimination of amortization of goodwill and indefinite-lived intangible assets would have been $0.12 per diluted share for 2001. In connection with the adoption of SFAS No. 142, the Company completed its impairment testing and recorded the cumulative effect of the change in accounting principle as a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax or $0.28 per diluted share) to reduce its carrying amount of goodwill. Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for further discussion.

Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their fair values. As a result of the adoption of this standard in 2001, the Company recorded a $4.7 million pre-tax loss ($2.9 million after-tax or $0.03 per diluted share) as a cumulative effect of a change in accounting principle, primarily resulting from interest rate swaps. Refer to Note 10, Financial Instruments, in the Notes to Consolidated Financial Statements, for further discussion.

Results of Operations

          Consolidated

      The following table sets forth certain ratios and relationships calculated from the Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001:

				2003 vs. 2002		2002 vs. 2001
				Increase/(Decrease)		Increase/(Decrease)

	2003	2002	2001	$	%	$	%
(In millions, except per share data)
Net sales	$4,128.7	$3,711.9	$3,370.8	$416.8	11.2%	$341.1	10.1%
Gross margin(A)	$997.1	$859.9	$783.4	$137.2	16.0%	$76.5	9.8%
Operating earnings(B)	$221.4	$196.6	$191.1	$24.8	12.6%	$5.5	2.9%
Earnings before cumulative effect of change in accounting principle	$135.2	$103.5	$84.7	$31.7	30.6%	$18.8	22.2%
Cumulative effect of change in accounting principle, net of tax(C)	—	(25.1)	(2.9)	25.1	NM	(22.2)	NM

Net earnings	$135.2	$78.4	$81.8	$56.8	72.4%	$(3.4)	(4.2)%

Diluted earnings per share before cumulative effect of change in accounting principle	$1.47	$1.14	$0.96	$0.33	28.9%	$0.18	18.8%
Cumulative effect of change in accounting principle(C)	—	(0.28)	(0.03)	0.28	NM	(0.25)	NM

Diluted earnings per share	$1.47	$0.86	$0.93	$0.61	70.9%	$(0.07)	(7.5)%

Expressed as a percentage of net sales:
Gross margin	24.2%	23.2%	23.2%		100 bpts		—
Selling, general and administrative expense	15.3%	15.1%	14.7%		20 bpts		40 bpts
Operating margin(B)	5.4%	5.3%	5.7%		10 bpts		(40) bpts

bpts = basis points

NM = Not Meaningful

(A)	Gross Margin is defined as Net Sales less Cost of Sales as presented in the Consolidated Statements of Income.

(B)	Operating Earnings and Operating Margins in 2003 include a $25.0 million pre-tax litigation charge discussed in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements and in Matters Affecting Comparability above.

(C)	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain other intangible assets deemed to have indefinite useful lives are no longer amortized but are reviewed annually for impairment. SFAS No. 142 does not require retroactive restatement for all periods presented; however, it does require the disclosure of prior year effects adjusted for the elimination of amortization of goodwill and indefinite-lived intangible assets. The effect on diluted earnings per share for the elimination of amortization of goodwill and indefinite-lived intangible assets would have been $0.12 per diluted share for 2001. In connection with the adoption of SFAS No. 142, the Company completed its impairment testing and recorded the cumulative effect of the change in accounting principle as a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax or $0.28 per diluted share) to reduce its carrying amount of goodwill. Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for further discussion. Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their fair values. As a result of the adoption of this standard in 2001, the Company recorded a $4.7 million pre-tax loss ($2.9 million after-tax or $0.03 per diluted share) as a cumulative effect of a change in accounting principle, primarily resulting from interest rate swaps. Refer to Note 10, Financial Instruments, in the Notes to Consolidated Financial Statements, for further discussion.

2003 vs. 2002

      The sales increase in 2003 was attributable to an increase in sales in all of the Company’s reportable segments. Approximately two-thirds of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have 12 months of reported operating results in both periods presented. Organic sales growth in the Marine Engine segment was due to higher revenues from international markets due in part to the weaker U.S. dollar and higher sterndrive engine sales in the domestic and international markets. Organic Boat segment sales increased due to higher wholesale shipments of smaller boats to dealers. Fitness segment sales increased primarily due to higher sales of domestic commercial fitness equipment and higher revenues from international markets due primarily to the weaker U.S. dollar. Organic sales in the Bowling & Billiards segment increased due to higher bowling center revenues. Sales from acquired businesses accounted for approximately one-third of the increase in total sales. Acquisitions were made in all of the Company’s reportable segments during 2003, the most significant of which were Navman in the Marine Engine segment, Land ‘N’ Sea and Attwood in the Boat segment, Protokon in the Fitness segment and Valley-Dynamo in the Bowling & Billiards segment.

      International sales increased $237.5 million to $1,242.2 million in 2003 compared with $1,004.7 million in 2002. Sales increased across all reportable segments. Sales increased for 2003 in Europe, the Pacific Rim and Canada by 26.9 percent, 26.3 percent and 20.1 percent, respectively. This increase is due to the benefit of a weaker U.S. dollar, an increase in boat sales and additional revenues associated with acquisitions.

      In 2003, gross margin percentages were affected by the favorable impact of a weaker U.S. dollar, the higher gross margins associated with newly acquired businesses, the Company’s overall cost reduction efforts and improved operating and production efficiencies at the Boat segment’s US Marine and Sea Ray divisions. Also, gross margins in 2003 benefited from the Company standardizing its vacation policy across its divisions. Refer to Note 2, Standardization of Vacation Policy, in the Notes to Consolidated Financial Statements, for further discussion. These factors were partially offset by an increase in pension, health care and insurance costs; higher sales of low-horsepower and low-emission outboard engines, which carry lower margins; severance and outplacement costs recorded in the Marine Engine segment; and unfavorable manufacturing variances in the Fitness segment associated with the closing of the Paso Robles, California, facility and inefficiencies related to the transfer of production to and new product introductions at Ramsey, Minnesota.

      Selling, general and administrative (SG&A) expenses, as a percentage of net sales, increased by 20 basis points in 2003 compared with 2002. This increase is almost entirely attributable to the acquisitions completed in 2003 and 2002, which accounted for approximately one-half of the increase in SG&A, and higher pension, health care and insurance costs. These factors were offset by cost reduction activities across all reportable segments, and the standardization of the Company’s vacation policy mentioned above.

      Operating earnings and operating margins were negatively affected by the previously mentioned litigation charge in 2003. Management believes that presentation of operating earnings excluding this charge provides a more meaningful comparison to 2002 because there was no comparable litigation charge that impacted 2002 operating earnings. Excluding this charge, operating earnings totaled $246.4 million compared with $196.6 million in 2002 and operating margins were 6.0 percent in 2003 compared with 5.3 percent in 2002. The increase in 2003 operating earnings was primarily due to the factors increasing sales described above, partially offset by higher SG&A expenses and an increase in research and development spending, which was largely attributable to acquisitions for Brunswick New Technologies.

      Interest expense was $41.0 million in 2003 and $43.3 million in 2002. The decrease in 2003 was primarily attributable to a decline in the average outstanding debt level, and benefits from fixed-to-floating interest rate swaps. See Note 12, Debt, in the Notes to Consolidated Financial Statements, for details on interest rate swaps.

      Other income totaled $20.7 million in 2003 compared with $8.3 million in 2002. The increase in other income in 2003 was due to improved results from joint venture investments, most notably the Cummins MerCruiser Diesel Marine LLC joint venture, and higher interest income from notes receivable, including notes related to the divestiture of the Company’s former outdoor recreation businesses. See Note 6, Investments, in the Notes to Consolidated Financial Statements, for details on the Company’s joint ventures.

      The Company’s effective tax rate was reduced to 32.75 percent in 2003 from 36.0 percent in 2002 due in part to the prepayment related to the United States Tax Court matter discussed in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements. As a result of the prepayment, the

Company was no longer required to accrue interest costs associated with the United States Tax Court matter. These net after-tax interest costs were previously included in the income tax provision. Additionally, the Company generated higher foreign and state earnings in lower effective-tax-rate jurisdictions.

      Average common shares outstanding used to calculate diluted earnings per share were 91.9 million and 90.7 million, in 2003 and 2002, respectively. The increase in average shares outstanding in 2003 was primarily due to the effect of stock options exercised.

2002 vs. 2001

      The sales increase was attributable to an increase in all reportable segments. Marine Engine segment sales increased due to higher domestic outboard and sterndrive engine sales, improved pricing, and higher revenues from international markets due in part to favorable currency trends. Boat segment sales increased almost entirely due to the acquisitions completed in 2001. This increase was partially offset by lower sales of larger cruisers and yachts. Fitness segment sales increased primarily due to higher sales of consumer and commercial fitness equipment in domestic and international markets. Bowling & Billiards segment sales increased due to higher volumes of consumer products and after-market parts and supplies.

      International sales increased $145.5 million to $1,004.7 million in 2002 compared with $859.2 million in 2001. The increase in sales was experienced across all reportable segments. Sales in Europe increased $104.1 million, or 23.2 percent, to $552.1 million, primarily due to the incremental sales associated with the Sealine acquisition, the benefit of a weaker U.S. dollar that resulted in higher international sales in the Marine Engine and Fitness segments, and increased sales of commercial fitness equipment. Marine Engine product sales comprised the largest share of international sales in 2002 and 2001.

      Gross margin percentage in 2002 was unchanged from 2001. In 2002, gross margin percentages were affected by favorable pricing, cost reductions and favorable currency trends, offset by a shift to lower-margin products in the Marine Engine and Boat segments and an increase in variable compensation and pension costs.

      SG&A expenses, as a percentage of net sales, increased in 2002 compared with 2001. This increase was a result of higher variable compensation, pension and insurance costs.

      The decline in operating margins between 2002 and 2001 was mainly due to higher SG&A expenses, as a percentage of net sales, partially offset by increased leverage from higher product sales and the elimination of amortization of goodwill and indefinite-lived intangible assets as a result of the adoption of SFAS No. 142.

      Interest expense was $43.3 million in 2002 and $52.9 million in 2001. The decrease in 2002 was primarily attributable to a decline in the average outstanding debt levels and a lower interest rate environment. The weighted-average interest rate on short-term borrowings was 2.45 percent in 2002 and 4.76 percent in 2001.

      Other income totaled $8.3 million in 2002 compared with other expense of $6.0 million in 2001. The increase in other income in 2002 compared with other expense in 2001 was due to improved results from joint venture investments and favorable currency adjustments. Contributing to the other expenses in 2001 were joint venture losses and unfavorable currency adjustments.

      The Company’s effective tax rate was 36.0 percent in both 2002 and 2001.

      Average common shares outstanding used to calculate diluted earnings per share were 90.7 million and 88.1 million in 2002 and 2001, respectively. The increase in average shares outstanding in 2002 was due primarily to the effect of stock options exercised, as well as an increase in common stock equivalents related to unexercised employee stock options as a result of an increase in the Company’s average stock price.

      During the fourth quarter of 2002, the Company re-evaluated the composition of its reportable segments to account for the anticipated divergence in the future growth trends and economic characteristics of the operating units within what was formerly known as the Recreation segment. The Company determined that its four reportable segments are Marine Engine, Boat, Fitness and Bowling & Billiards. The segment information for all periods presented has been reclassified for consistent presentation.

Marine Engine Segment

      The following table sets forth Marine Engine segment results for the years ended December 31, 2003, 2002 and 2001:

				2003 vs. 2002			2002 vs. 2001
				Increase/(Decrease)			Increase/(Decrease)

	2003	2002	2001	$	%		$	%
(In millions)
Net sales	$1,908.9	$1,705.2	$1,561.6	$203.7	11.9%		$143.6	9.2%
Operating earnings	$171.1	$170.9	$173.0	$0.2	0.1%		$(2.1)	(1.2)%
Operating margin	9.0%	10.0%	11.1%		(100	) bpts		(110	) bpts
Capital expenditures	$68.1	$44.8	$48.8	$23.3	52.0%		$(4.0)	(8.2)%

bpts=basis points

2003 vs. 2002

      Marine Engine segment sales, which include the Company’s Mercury Marine division and Brunswick New Technologies (BNT) operations, increased primarily due to sales growth resulting from favorable currency trends related to a weaker U.S. dollar, an increase in shipments of sterndrive engines in the domestic and international markets and higher parts and accessories sales. These factors were partially offset by a decrease in wholesale shipments of outboard engines in the domestic market due to increased foreign competition. Additionally, sales from acquisitions completed for BNT in 2003 and 2002 accounted for approximately one-third of the increase in sales.

      Operating earnings for the segment in 2003 were comparable with 2002. In 2003, operating earnings and margins were unfavorably impacted by higher pension, health care and insurance costs; lower production of outboard engines, which resulted in lower absorption of fixed costs; higher sales of low-emission and low-horsepower four-stroke outboard engines, which carry lower profit margins; and severance related costs associated with salaried workforce reductions. Also contributing to the decline in 2003 operating margins were higher SG&A and research and development expenses associated with BNT. Operating earnings benefited from cost reduction activities, a weaker U.S. dollar, lower variable compensation costs and a change in vacation policy discussed in Note 2, Standardization of Vacation Policy, in the Notes to Consolidated Financial Statements.

      The increase in capital expenditures in 2003 compared with 2002 was primarily due to expenditures associated with equipment for production of Verado, a new series of high-horsepower outboard engines introduced in 2004.

2002 vs. 2001

      The increase in Marine Engine segment sales was primarily due to an increase in unit shipments of sterndrive and outboard engines in the domestic market. These higher shipments in 2002 were largely due to a change in the rate at which dealers and boatbuilders adjusted their engine inventories, rather than higher retail sales. In 2001, dealers and boatbuilders significantly reduced their wholesale purchases to lower their inventory levels. Reductions in dealer and boatbuilder inventories during 2002 occurred at a much lower rate. Improved pricing in the domestic market, increased parts and accessories sales, and an increase in international sales, due in part to favorable currency trends from a weaker U.S. dollar, also helped drive sales growth in the Marine Engine segment in 2002.

      The decline in operating earnings and margins in 2002 was primarily due to higher variable compensation, pension and insurance costs, and a change in the mix of product sold toward low-emission two-stroke and four-stroke outboard engines, which carry lower profit margins. Increased SG&A expenses associated with the formation and operation of BNT also reduced operating earnings. Items partially offsetting these unfavorable trends included the increase in 2002 sales, improved pricing and favorable currency trends from a weaker U.S. dollar.

Boat Segment

      The following table sets forth Boat segment results for the years ended December 31, 2003, 2002 and 2001:

				2003 vs. 2002			2002 vs. 2001
				Increase/(Decrease)			Increase/(Decrease)

	2003	2002	2001	$	%		$	%
(In millions)
Net sales	$1,616.9	$1,405.3	$1,251.3	$211.6	15.1%		$154.0	12.3%
Operating earnings	$63.9	$19.0	$18.1	$44.9	NM		$0.9	5.0%
Operating margin	4.0%	1.4%	1.4%		260	bpts	—
Capital expenditures	$38.5	$41.0	$35.5	$(2.5)	(6.1)%		$5.5	15.5%

bpts=basis points

NM=not meaningful

2003 vs. 2002

      The increase in sales was primarily due to higher wholesale shipments of smaller boats to dealers, most notably for Bayliner runabouts and Sea Ray boats, as well as favorable pricing. The higher wholesale shipments reflect a more normal purchasing pattern by dealers, whereas in 2002, dealers curtailed purchases in an effort to reduce field inventories. Additionally, revenues from the Land ‘N’ Sea and Attwood acquisitions accounted for approximately one-third of the increase in sales.

      The increase in operating earnings in 2003 was due to higher sales volumes, cost reduction efforts and improved pricing partially offset by a sales mix shift toward smaller boats, which carry lower margins. Also benefiting the operating earnings comparison was reduced losses at the segment’s US Marine division, discussed below.

      The overall performance of the Boat segment was adversely affected in 2003, 2002 and 2001 by operations at the Company’s US Marine division, which manufactures Bayliner, Maxum and Meridian pleasure boats and Trophy offshore fishing boats. Operating losses for the division were $14.0 million, $29.0 million and $37.3 million for the years ended 2003, 2002 and 2001, respectively, compared with operating earnings of $38.0 million in 2000. In 2002 and 2001, losses at US Marine were primarily due to sales reductions, operating inefficiencies associated with shifting boat production from five facilities closed throughout 2001 to remaining manufacturing plants, the launch of the Meridian yacht brand, and the start up of a new plant in Mexico to manufacture small boats. The decrease in the operating loss from 2001 to 2002 was partially due to reduced discounting and higher sales. The improvement from 2002 to 2003 is attributable to increased sales volumes, cost reduction efforts and reduced discounting, partially offset by the reinstatement of variable compensation.

      Capital expenditures in 2003 and 2002 were primarily related to investments in new and existing boat models, as well as projects to improve production efficiencies and product quality.

2002 vs. 2001

      The increase in Boat segment sales in 2002 was primarily due to a full year of sales from the acquisitions of Princecraft, Sealine and Hatteras, which were completed in 2001. This sales increase was partially offset by a decline in sales from other boat companies. The decline was driven by weak retail demand, most notably for larger cruisers and yachts. In addition, boat dealers continued to lower their inventories, further reducing wholesale demand for the Boat segment’s products.

      Boat segment operating earnings increased in 2002 compared with 2001. Earnings contributions from acquisitions completed in 2001 and a reduction in operating losses from the Boat segment’s US Marine division, discussed above, were largely offset by the reduction in sales of larger cruisers and yachts in 2002. Operating margins in 2002 were adversely affected by the mix shift toward smaller boats, which carry lower margins.

          Fitness Segment

      The following table sets forth Fitness segment results for the years ended December 31, 2003, 2002 and 2001:

				2003 vs. 2002			2002 vs. 2001
				Increase/(Decrease)			Increase/(Decrease)

	2003	2002	2001	$	%		$	%
(In millions)
Net sales	$486.6	$456.7	$397.7	$29.9	6.5%		$59.0	14.8%
Operating earnings(A)	$29.8	$44.9	$28.4	$(15.1)	(33.6)%		$16.5	58.1%
Operating margin	6.1%	9.8%	7.1%		(370)	bpts		270	bpts
Capital expenditures	$14.9	$9.4	$9.9	$5.5	58.5%		$(0.5)	(5.1)%

bpts=basis points

(A)	Operating Earnings for the year ended 2003 included a $25.0 million pre-tax litigation charge discussed in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements and Matters Affecting Comparability above. Operating margin excluding the $25.0 million pre-tax litigation charge was 11.3 percent.

2003 vs. 2002

      The increase in Fitness segment sales was primarily due to increased domestic commercial sales to health club chains and the military, and higher international sales as a result of the weaker U.S. dollar. Domestic commercial product sales benefited from share gains attributable in part to the success of new product and new model introductions, such as cardiovascular equipment and strength training systems. The increase in sales was partially offset by decreased retail sales at the Company’s Omni Fitness stores as a result of various store divestitures, primarily on the West coast and in Ohio.

      The decline in operating earnings and operating margins was primarily attributed to the previously mentioned litigation charge. Management believes that presentation of operating earnings excluding this litigation charge provides a more meaningful comparison to prior period results because there was no comparable litigation charge that impacted 2002 operating earnings. Excluding this charge from the year-to-date comparison, operating earnings for the segment increased $9.9 million, or 22.0 percent, to $54.8 million, and operating margins increased 150 basis points to 11.3 percent when compared with 2002. Excluding the litigation charge, operating earnings increased primarily due to higher sales, lower warranty costs, lower variable compensation costs and cost reduction initiatives, partially offset by expenses and unfavorable manufacturing variances associated with the closing of the segment’s Paso Robles, California, facility and inefficiencies related to the transfer of production to and new product introductions at an existing facility in Ramsey, Minnesota. Also offsetting the increase in operating earnings were royalty payments associated with the litigation settlement discussed in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, and increased distribution and logistics costs related to domestic sales.

      The increase in capital expenditures in 2003 compared with 2002 was primarily due to expenditures for the introduction and production of new products, including cardiovascular equipment and strength training systems.

2002 vs. 2001

      The increase in Fitness segment sales in 2002 was primarily due to increased commercial sales to health club chains, governmental agencies and the military, as well as increased sales of consumer products. International sales increased 9.8 percent in 2002 compared with 2001, driven by higher commercial fitness equipment sales into Europe and the benefit of favorable currency trends from a weaker U.S. dollar. Domestic and international businesses benefited from share gains attributable in part to the success of new product launches in treadmills, cross trainers, and stationary bikes.

      Operating earnings increased primarily due to the impact of higher sales and the elimination of amortization of goodwill and indefinite-lived intangible assets as a result of the adoption of SFAS No. 142, partially offset by higher variable compensation expense.

     Bowling & Billiards Segment

      The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2003, 2002 and 2001:

				2003 vs. 2002			2002 vs. 2001
				Increase/(Decrease)			Increase/(Decrease)

	2003	2002	2001	$	%		$	%
(In millions)
Net sales	$392.4	$377.7	$368.1	$14.7	3.9%		$9.6	2.6%
Operating earnings	$25.6	$21.4	$7.3	$4.2	19.6%		$14.1	NM
Operating margin	6.5%	5.7%	2.0%		80	bpts		370	bpts
Capital expenditures	$34.8	$15.7	$15.8	$19.1	121.7%		$(0.1)	(0.6)%

bpts=basis points

2003 vs. 2002

      The increase in Bowling & Billiards segment sales was primarily driven by additional revenues associated with the Valley-Dynamo acquisition and increased bowling center revenues, partially offset by lower sales volumes of bowling capital equipment in domestic markets and lower sales of billiards products due to weaker consumer demand.

      The increase in Bowling & Billiards segment operating earnings was due to cost reduction activities, the benefit from the Valley-Dynamo acquisition and the absence of impairment charges recorded in 2002 for European retail bowling centers. These factors were partially offset by lower sales of bowling capital equipment and billiards products, increased research and development expenses, increased costs associated with upgrading retail bowling centers’ time and labor management systems, and higher pension expense.

      The increase in capital expenditures in 2003 compared with 2002 was primarily due to the conversion of 13 bowling centers to Brunswick Zones, which are modernized bowling centers that offer a full array of family-oriented entertainment activities, and construction activities associated with two new bowling centers scheduled to open in 2004.

2002 vs. 2001

      In 2002, Bowling & Billiards segment sales increased due to improved volumes of consumer products and after-market parts and supplies, and favorable pricing associated with capital equipment. Sales of billiards tables and accessories increased in 2002 largely due to market share gains. Sales at bowling retail centers were essentially flat between 2002 and 2001.

      The increase in operating earnings was primarily related to the segment’s bowling products business. Key drivers included significant efforts to reduce costs through global sourcing initiatives, and headcount and other expense reductions, as well as reduced bad debt expense in 2002.

Cash Flow, Liquidity and Capital Resources

      The following table sets forth an analysis of cash flow for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
(In millions)
Net cash provided by operating activities of continuing operations	$395.1	$413.0	$299.3
Net cash provided by (used for):
Capital expenditures	(159.8)	(112.6)	(111.4)
Proceeds on the sale of property, plant and equipment	7.5	13.2	26.8
Other, net	(3.0)	(0.2)	(1.3)

Free cash flow*	$239.8	$313.4	$213.4

Cash flow from discontinued operations (pre-tax)	$—	$—	$107.4

*	The Company defines Free Cash Flow as cash flow from operating and investing activities (excluding acquisitions and investments), and excluding financing activities. In 2003, in order to indicate more precisely the cash flow available to fund investments in future growth initiatives, the Company changed its definition of Free Cash Flow to exclude the impact of investments. Free Cash Flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to stockholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that this financial measure, and the information it provides, is useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free Cash Flow” is also useful to investors because it is an indication of cash flow that may be available to fund further investment in future growth initiatives.

      The Company’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2003

      Net cash provided by operating activities totaled $395.1 million in 2003, $285.8 million of which consisted of net earnings before the non-cash impact of depreciation and amortization. Additionally, reductions in working capital, defined as non-cash current assets less current liabilities, provided cash of $100.8 million. The decrease in working capital was primarily due to the sale of accounts receivable (detailed in Financial Services below) to Brunswick Acceptance Company, LLC (BAC). The outstanding balance for receivables sold to BAC by the Company was $74.7 million at December 31, 2003. The remaining $12.5 million reserve for the previously discussed Fitness segment litigation charge also decreased 2003 working capital. In September of 2003, the Company paid $12.5 million related to the settlement of this litigation and expects to pay the remaining $12.5 million in June 2004. Cash flow was also adversely impacted by the tax payment of $62.0 million ($50.0 million after-tax) in 2003 related to the Tax Court matter (discussed in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements).

      The Company invested $159.8 million in capital expenditures in 2003. The largest portion of these expenditures was made for investments to introduce new products and expand product lines in the Marine Engine, Fitness and Bowling & Billiards segments, and achieve improved production efficiencies and product quality. The most significant expenditures in 2003 relate to the equipment needed for production of Verado, the Marine Engine segment’s new series of high-horsepower outboard engines introduced in 2004, and the conversion of 13 bowling centers to Brunswick Zones.

      The Company anticipates spending approximately $180.0 million for capital expenditures in 2004. About one-half of the capital spending covers investments in new and upgraded products, and plant capacity expansion in the Marine Engine and Boat segments, about one-third for profit maintaining capital and the balance targeted toward cost reductions and investments in information technology.

      Cash paid for acquisitions, net of cash acquired, totaled $177.3 million in 2003. See Note 5, Acquisitions, in the Notes to Consolidated Financial Statements, for further details on these acquisitions. Additionally, the Company invested $39.3 million in 2003 in various business ventures, which are discussed further in Note 6, Investments, in the Notes to Consolidated Financial Statements. The Company will continue to evaluate acquisitions and other investment opportunities as they arise.

      Cash and cash equivalents totaled $345.9 million at the end of 2003 and total debt at year-end 2003 was $607.6 million. The Company decreased its total debt outstanding in 2003 by paying off its notes from the Sealine acquisition and making continued payments related to the Company’s ESOP debt. The Company’s debt-to-capitalization ratio was 31.5 percent at December 31, 2003, compared with 35.9 percent at December 31, 2002. The Company has a $350.0 million long-term revolving credit agreement (Credit Agreement) with a group of banks as described in Note 12, Debt, in the Notes to Consolidated Financial Statements, that serves as support for commercial paper borrowings. There were no borrowings under the Credit Agreement during 2003. The Company has the ability to issue up to $100.0 million in letters of credit within the Credit Agreement, with $64.6 million in letters of credit outstanding at December 31, 2003. The Company had borrowing capacity of $285.4 million under the terms of the Credit Agreement and, if utilized, the Company has multiple borrowing options. The borrowing rate, as calculated in accordance with the Credit Agreement, would have been 1.73 percent at December 31, 2003. The Company also has $600.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

      Dividends are paid annually at the discretion of the Board of Directors. A dividend of $0.50 per share was declared in October and paid in December of 2003. During 2003, the Company received $39.9 million from stock options exercised. The Company did not repurchase stock during 2003, 2002 or 2001.

      Improved equity market trends in 2003 had a favorable impact on the funded status of the Company’s qualified pension plans. Funding for the Company’s qualified pension plans improved to 87.5 percent in 2003 from 76.9 percent in 2002. Underfunding for these plans at December 31, 2003, is $112.5 million on a projected benefit obligation basis. While there was no legal requirement under the Employee Retirement Income Security Act (ERISA), the Company made a discretionary contribution of $52.0 million in cash to the qualified pension plans and funded $2.4 million to cover benefit payments in the unfunded nonqualified pension plan in 2003. In addition to contributions required to fund nonqualified benefit payments, discretionary contributions of up to $30.0 million may be made to pension plans in 2004 to achieve the Company’s funding objectives.

      The Company’s financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

2002

      Net cash provided by operating activities totaled $413.0 million in 2002, $251.9 million of which consisted of net earnings before the non-cash impact of depreciation and amortization and the cumulative effect of change in accounting principle. Additionally, reductions in working capital provided cash of $90.8 million. The primary drivers behind working capital improvements were an increase in accounts payable attributed to the increased production levels in the fourth quarter of 2002 compared with 2001, as well as efforts to improve cash flow management. Tax refunds related to the divestiture of the beverage cooler business completed in late 2001 were also a significant contributor to the increase in cash provided by operating activities in 2002.

      The Company invested $112.6 million in capital expenditures in 2002. The largest portion of these expenditures was made for investments to introduce new products, expand product lines and achieve improved production efficiencies and product quality across all reportable segments.

      In 2002, cash paid for acquisitions, net of cash acquired, totaled $21.2 million. See Note 5, Acquisitions, in the Notes to Consolidated Financial Statements, for further details on these acquisitions. Investments totaling $8.9 million for 2002 related to the Cummins MerCruiser Diesel Marine LLC joint venture.

      At December 31, 2002, cash and cash equivalents totaled $351.4 million and total debt was $618.4 million. During 2002, the Company made payments of $26.2 million on its long-term debt obligations and $9.4 million on its short-term borrowings. The Company also received $40.3 million from stock options exercised in 2002.

      The Company made discretionary contributions in 2002 of $45.0 million to the qualified pension plans and funded $8.3 million to cover benefit payments in the unfunded nonqualified pension plan.

2001

      Net cash provided by operating activities totaled $299.3 million in 2001, $245.1 million of which consisted of net earnings before the non-cash impact of depreciation and amortization and the cumulative effect of change in accounting principle, and tax refunds related to the divestiture of the Company’s outdoor recreation businesses in late 2000.

      The Company invested $111.4 million in capital expenditures in 2001. The largest portion of these expenditures was made for investments to introduce new products, expand product lines and achieve improved production efficiencies and product quality across all reportable segments.

      In 2001, cash paid for acquisitions, net of cash and debt acquired, totaled $134.4 million. See Note 5, Acquisitions, in the Notes to Consolidated Financial Statements, for further details on these acquisitions. The Company did not invest in any business ventures in 2001. The Company significantly reduced its debt in 2001 by repaying its short-term commercial paper borrowings.

Financial Services

      In 2002, the Company established a joint venture, BAC, with Transamerica Commercial Finance Corporation (TCFC). In January of 2004, GE Commercial Finance, the business-to-business financial services unit of General Electric Company, acquired the commercial finance business of Transamerica, including TCFC.

      Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boatbuilder and dealer customers. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.9 million in 2003 for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

      In January of 2003, the Company invested $3.3 million as BAC began its operations, which represented a 15 percent ownership interest. On July 2, 2003, the Company contributed an additional $19.5 million to increase its equity interest in BAC to 49 percent as permitted by the terms of the joint venture agreement. BAC is not consolidated in the accompanying financial statements. The Company’s investment in BAC is accounted for under the equity method and is recorded as a component of Investments in the Consolidated Balance Sheets. The Company records its share of income or loss based on its ownership percentage and is included in Other Income (Expense) in the Consolidated Statements of Income.

      During the third quarter of 2003, the Company began to sell a significant portion of Mercury Marine’s domestic accounts receivable to BAC. On July 2, 2003, the Company made its initial sale of receivables of $124.9 million to BAC for $124.1 million in cash, net of discount. The remaining receivables sold during 2003 were $376.3 million, for which the Company received $373.4 million in cash, net of discount. Total discounts of $3.7 million on the sale of such receivables were recorded as an expense in Other Income (Expense) in the

Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $74.7 million at December 31, 2003. BAC will continue to purchase and service a significant portion of Mercury Marine’s domestic accounts receivable on an ongoing basis.

      The Company has a retained interest in $28.4 million of total accounts receivable sold at December 31, 2003, as a result of recourse provisions reported in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, in which the Company’s maximum exposure is $14.9 million. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.

      Under the terms of the joint venture agreement, the receivable portfolio is consolidated on TCFC’s financial statements and is funded 85 percent through a loan from TCFC and 15 percent by a cash investment from both TCFC (51 percent) and the Company (49 percent). As a result of the monthly changes in BAC’s receivable portfolio, the Company’s contributed equity is adjusted monthly to maintain a 49 percent equity interest. The Company’s investment in BAC at December 31, 2003, was $22.0 million.

      Summarized financial data for BAC is presented as of December 31, 2003 as follows:

2003
(In millions)
Statement of Income
Revenues	$13.9
Interest and other expenses	9.0

Net income before income taxes	$4.9

2003
(In millions)
Balance Sheet
Net finance receivables	$319.6
Other assets	0.4

Total assets	$320.0

Notes payable and other liabilities	$276.0
Equity	44.0

Total liabilities and equity	$320.0

Off-Balance Sheet Arrangements

      Guarantees. Based on historical experience and current facts and circumstances, and in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has reserves to cover potential losses associated with guarantees and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant. See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for a description of these arrangements.

Contractual Obligations

      The following table sets forth a summary of the Company’s commitments as of December 31, 2003:

	Payment Due by Period

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
(In millions)
Contractual Obligations
Long-term debt(1)	$1,144.9	$38.1	$325.8	$47.0	$734.0
Capital leases(1)	0.5	0.3	0.2	—	—
Operating leases(2)	175.8	36.3	59.3	36.9	43.3
Purchase obligations(3)	257.5	247.7	4.4	2.1	3.3
Deferred pension liability(4)	26.5	2.4	4.8	4.8	14.5
Deferred management compensation(5)	32.2	0.1	—	—	32.1
Other long-term liabilities(6)	169.7	21.0	120.4	21.8	6.5

Total contractual obligations	$1,807.1	$345.9	$514.9	$112.6	$833.7

(1)	Includes principal and interest. See Note 12, Debt, in the Notes to Consolidated Financial Statements, for additional information on the Company’s long-term debt and capital lease obligations.

(2)	See Note 17, Leases, in the Notes to Consolidated Financial Statements, for additional information on the Company’s operating leases.

(3)	The Company has outstanding purchase obligations with suppliers and vendors at the end of 2003 for raw materials and other supplies as part of the normal course of business.

(4)	Amounts represent benefit payments expected to be made for the Company’s non-qualified pension plan. Although the Company anticipates making discretionary contributions of approximately $30.0 million, there are no contractually required contributions in 2004 for the domestic qualified pension plans.

(5)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments were assumed to be equal to the remaining liability and to be primarily paid out more than 5 years from December 31, 2003.

(6)	Other long-term liabilities include amounts reflected on the balance sheet, which primarily includes certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties and are treated as a secured obligation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” deferred revenue on service and extended warranty contracts, postretirement medical/life insurance benefits and other retirement obligations.

Legal Proceedings

      See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for disclosure of the potential cash requirements of environmental proceedings and other legal proceedings.

Environmental Regulation

      In its Marine Engine segment, the Company will continue to develop engine technologies to reduce engine emissions to comply with present and future emissions requirements. The costs associated with these activities and the introduction of low-emission engines will have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state, and local environmental laws will have a material adverse effect on the Company’s competitive position.

Effects of Threatened European Communities Tariff Increases

      The European Community (EC) has announced its intention to increase tariffs on certain U.S. exports to EC member countries in an ongoing trade dispute between the EC and the United States. The dispute concerns tax benefits for U.S. exporters under the U.S. Foreign Sales Corporation/ Extraterritorial Income Exclusion (FSC/ ETI) tax regime, which has been declared in violation of U.S. obligations by the World Trade Organization (WTO). If the EC’s FSC/ ETI sanctions become effective, a substantial portion of the Company’s bowling products imported into the EC may be subject to an additional duty of up to 100 percent ad valorem. The U.S. Congress is considering changes to U.S. tax laws to address the adverse WTO ruling. The EC has declared that, in the absence of appropriate Congressional action, it will impose FSC/ ETI sanctions beginning at 5 percent ad valorem as of March 1, 2004. The Company’s sales of U.S. produced bowling products into the EC during 2003 totaled approximately $18 million.

Discontinued Operations

      During 2000, the Company announced its intention to divest the following businesses that comprised its former outdoor recreation segment: fishing, camping, bicycle, cooler, marine accessories and hunting sports accessories. The consolidated financial statements for all periods were restated to present these businesses as discontinued operations in accordance with APB Opinion No. 30.

      The Company substantially completed the disposal of its outdoor recreation segment in 2001 with the sale of its hunting sports accessories, North American fishing and cooler businesses and received cash proceeds of approximately $74 million and notes which were valued at their estimated fair market value of approximately $10 million. Net assets of discontinued operations offered for sale consisted of current assets and liabilities and net property, plant and equipment for these operations, net of a reserve for disposal. On December 31, 2002, the Company decided to retain its marine accessories businesses after efforts to sell them were unsuccessful, thus concluding the outdoor recreation’s divestiture program. The financial results of these retained businesses, which operate under the brand names MotorGuide, Pinpoint and Swivl-Eze, were not material to the Company’s consolidated financial statements.

Critical Accounting Policies

      The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. The Company discussed the development and selection of the critical accounting policies with the Audit Committee of the Board of Directors and believes the following are the most critical accounting policies that could have an effect on the Company’s reported results.

      Revenue Recognition and Sales Incentives. The Company’s revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured. The Company offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons. The estimated liability for sales incentives is recorded at the later of the time of program communication to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the recorded value of the liability would be adjusted.

      Allowances for Doubtful Accounts. The Company records an allowance for uncollectible receivables based upon currently known bad debt risks and records general reserves based on past transaction history with customers, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. Changes to the allowance for uncollectible amounts may be required if a future event or other circumstance results in a change in the estimate of the ultimate collectibility of a specific account. The Company also records a reserve based on historical, current and estimated future purchasing levels in connection with its long-term notes receivables for the Company’s supply agreements. These assumptions are re-evaluated if sufficient product purchases are not made. A change in this reserve may be required if the estimate of future purchasing levels will not be realized.

      Reserve for Excess and Obsolete Inventories. The Company records a reserve for excess and obsolete inventories in order to ensure inventories are carried at the lower of cost or fair market value. Fair market value can be affected by assumptions about market demand and conditions, historical usage rates, model changes and new product introductions. If model changes or new product introductions create less than favorable market conditions, the reserve for excess and obsolete inventories may need to increase. Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further discussion on the basis of accounting for inventories.

      Warranty Reserves. The Company records a liability for standard product warranties at the time revenue is recognized. The liability is recorded using historical warranty experience to estimate projected claim rates and expected costs per claim. If necessary, the Company adjusts its liability for specific warranty matters when they become known and are reasonably estimable. The Company’s warranty reserves are affected by product failure rates and material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual product failure rates, and actual material usage and labor costs, a revision to the warranty reserve would be required. Refer to Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information.

      Litigation. In the normal course of business, the Company is subject to claims and litigation, including obligations assumed or retained as part of acquisitions and divestitures. The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company’s litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position. If current estimates for the cost of resolving any specific claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required. The Company records a reserve when it is probable that a loss has been incurred and the loss can be reasonably estimated. The Company establishes its reserve based on its best estimate within a range of losses. If the Company is unable to identify the best estimate, the Company records the minimum amount in the range.

      Environmental. The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. The ultimate exposure for these claims has remained consistent with the prior year. In light of existing reserves, the Company’s environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations. Refer to Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for details of existing reserves.

      Self-Insurance Reserves. The Company records a liability for self-insurance obligations, which include employee-related health care benefits and claims for workers’ compensation, product liability, general liability and auto liability. The liability is estimated based on claims incurred as of the date of the financial statements. In estimating the obligations associated with self-insurance reserves, the Company primarily uses loss development factors based on historical claim experience, which incorporate anticipated exposure for losses incurred, but not yet reported. These loss development factors are used to estimate ultimate losses on incurred claims. Actual costs associated with a specific claim can vary from an earlier estimate. If the facts were to change, the liability recorded for expected costs associated with a specific claim may need to be revised.

      Pension and Postretirement Benefit Reserves. Pension, postretirement and postemployment costs and obligations are actuarially determined and are affected by assumptions including the discount rate, the estimated future return on plan assets, the annual rate of increase in compensation for plan employees, the increase in costs of health care benefits and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. Pension, postretirement and postemployment benefit reserves are determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” respectively. Refer to Note 13, Pension and Other Postretirement Benefits, in the Notes to Consolidated Financial Statements for additional information regarding the assumptions used and for changes in the accrued benefit.

      Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Deferred taxes are provided on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates. The Company estimates its probable tax obligations based on historical experience and current developments in tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax regulations and the Company’s interpretations of those regulations. These factors may cause the tax rate for the Company to increase or decrease. See Note 8, Income Taxes, in the Notes to Consolidated Financial Statements, for further discussion.

Recent Accounting Pronouncements

      In November 2002, the FASB issued FIN 45. This interpretation clarifies the requirements for a guarantor’s accounting for, and disclosures of, certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial statements. See Note 5, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for further discussion.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company is required to apply FIN 46 by the end of the first reporting period after March 15, 2004, for entities which were created before February 1, 2003. The adoption of FIN 46 was immediate for variable interest entities created after January 31, 2003. The Company has not created any significant variable interest entities since January 31, 2003. The Company is evaluating its interests in entities created before February 1, 2003, but does not expect the adoption of FIN 46 to have a material effect on the financial statements.

Forward-Looking Statements

      Certain statements in this Annual Report are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could,” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to:

•	General economic conditions, stock market performance and consumer confidence levels, and the impact on demand for the Company’s products, particularly in the United States and Europe:

The Company’s revenues may be affected by weak domestic and international market conditions and the fluctuating stock market. Global political uncertainty may adversely affect consumer confidence during 2004 and beyond.

•	Competitive pricing pressures:

Across all of the Company’s product lines, introduction of lower-priced alternatives by other companies can hurt the Company’s competitive position. The Company’s efforts toward cost-containment, commitment to quality products, and excellence in operational effectiveness and customer service are designed in part to offset this risk.

•	The ability to maintain effective distribution:

The Company sells the majority of its products through third parties such as dealers, retailers and distributors. Maintaining good relationships with superior distribution partners, and establishing new distribution channels, where appropriate, is key to the Company’s continued success.

•	The success of global sourcing and supply chain management initiatives:

The Company has launched a number of initiatives to strengthen its sourcing and supply chain management activities. The success of these initiatives will play a key role in the Company’s continuing ability to reduce costs.

•	The ability to successfully integrate acquisitions:

The Company has acquired a number of new businesses since 2001 and intends to continue to acquire additional businesses to complement its existing portfolio. The Company’s success in effectively integrating these operations, including their financial, operational and distribution practices and systems, will affect the contribution of these businesses to the Company’s consolidated results.

•	The impact of weather conditions on sales of marine products and retail bowling center revenues:

Sales of the Company’s marine products are generally more robust just before and during spring and summer, and favorable weather during these months tends to have a positive effect on consumer demand. Conversely, poor weather conditions during these periods can retard demand. In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect bowling retail revenues.

•	Financial difficulties experienced by dealers and independent boatbuilders:

As the main distribution channel for the Company’s products, dealer health is critical to the Company’s continued success. In addition, a substantial portion of the Company’s engine sales are made to independent boatbuilders. As a result, the Company’s financial results can be influenced by the availability of capital and the financial health of these independent boatbuilders.

•	Changes in currency exchange rates:

The Company manufactures its products predominately in the United States, though international manufacturing and sourcing are increasing. A strong U.S. dollar can make the Company’s products less price-competitive relative to locally produced products in international markets. The Company is focusing on international manufacturing and global sourcing, in part, to offset this risk. The recent trend of a weak U.S. dollar has had a positive impact on international sales of the Company’s products.

•	The effect of interest rates and fuel prices on demand for marine products:

The Company’s marine products, particularly boats, are often financed, and increases in interest rates can retard demand for these products and affect dealers’ cost of carrying inventory. Higher fuel costs can also hurt demand for the Company’s marine products.

•	The impact of financial markets on pension expense and funding levels:

The Company has made, and will continue to make as necessary, contributions to meet its pension funding obligations. The Company’s pension expense is affected by the performance of financial markets where pension assets are invested. These costs will continue to increase if the performance of financial markets is weak.

•	The Company’s ability to maintain market share and volume in key high-margin product lines, particularly in its Marine Engine segment:

The Company derives a significant portion of its earnings from sales of higher-margin products, especially in its marine engine business. Changes in sales mix to lower-margin products, including low-emission engines, as well as increased competition in these product lines, could adversely impact the Company’s future operating results. The Company is focusing on cost-containment efforts, new product development and global sourcing initiatives, as well as operational improvements, to mitigate this risk.

•	The ability to maintain product quality and service standards expected by the Company’s customers:

The Company’s customers demand high quality products and excellent customer service. The Company’s ability to meet these demands through continuous quality improvement across all of its businesses will significantly impact the Company’s future results.

•	The success of marketing and cost-management programs and the Company’s ability to develop and produce competitive new products and technologies:

The Company is constantly subject to competitive pressures, particularly from Asian competitors in the outboard engine market. The Company’s continuing ability to respond to these pressures, particularly through cost-containment initiatives, marketing strategies, and the introduction of new products and technologies that succeed in the marketplace, is key to the Company’s continued success.

•	The Company’s ability to develop product technologies that comply with regulatory requirements:

The Company’s Marine Engine segment is subject to emissions standards that require ongoing efforts to bring the Company’s engine products in line with regulatory requirements. The Company believes that these efforts are on track and will be successful, but unforeseen delays in these efforts could have an adverse effect on the Company’s results of operations.

•	Adverse foreign economic conditions:

As the Company continues to focus on international growth, it will become increasingly vulnerable to the effects of political instability, economic conditions and the possibility of military conflict in key world regions.

•	The ability to maintain good relationships with its labor unions:

The Company employs union members in a number of its divisions. Good relationships with labor unions contribute to the Company’s ability to maintain an experienced and stable workforce.

•	Inventory adjustments by the Company, its major dealers, retailers and independent boatbuilders:

If the Company’s dealers and retailers, as well as independent boatbuilders who purchase the Company’s marine engine products, adjust their inventories downward, in response to weakness in retail demand, wholesale demand for the Company’s products diminishes. In turn, the Company’s inventory reduction efforts have focused on reducing production, which results in lower rates of absorption of fixed costs and thus lower margins. Inventory reduction by dealers and customers can hurt the Company’s short-term results of operations and limit the Company’s ability to meet increased demand when the U.S. economy recovers.

•	The Company’s ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated:

As discussed in Part I, Item 3 above, the Company is subject to claims and litigation in the ordinary course of operations. These claims include several environmental proceedings, some of which involve costly remediation efforts over extended periods of time, as well as certain litigation matters which if not resolved in the Company’s favor, could require significant expenditures by the Company. The Company believes that it is adequately reserved for these obligations, but significant increases in the anticipated costs associated with these matters could hurt the Company’s results of operations in the period or periods in which additional reserves or outlays are deemed necessary.

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

      The Company uses foreign currency forward and option contracts to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. The Company’s principal currency exposures relate to the Euro, Japanese yen, British pound, Canadian dollar,

Australian dollar and New Zealand dollar. Hedging of anticipated transactions is accomplished with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. Hedging of an asset or liability is accomplished through the use of financial instruments as the gain or loss on the hedging instrument offsets the gain or loss on the asset or liability.

      The Company uses interest rate swap agreements to mitigate the effect that changes in interest rates have on the fair market value of the Company’s debt and to lower the Company’s borrowing costs. The Company’s net exposure to interest rate risk is primarily attributable to fixed-rate debt instruments. Interest rate risk management is accomplished through the use of fixed-to-floating interest rate swaps and floating-rate instruments that are benchmarked to U.S. and European short-term money market interest rates.

      Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum and natural gas.

      The Company uses a value-at-risk (VAR) computation to estimate the maximum one-day reduction in pre-tax earnings related to its foreign currency, interest rate and commodity price-sensitive derivative financial instruments. The VAR computation includes the Company’s debt, foreign currency hedge contracts, interest rate swap agreements, commodity swap agreements and futures contracts.

      The amounts shown below represent the estimated reduction in fair market value that the Company could incur on its derivative financial instruments from adverse changes in foreign exchange rates, interest rates or commodity prices using the VAR estimation model. The VAR model uses the Monte Carlo simulation statistical modeling technique and uses historical foreign exchange rates, interest rates and commodity prices to estimate the volatility and correlation of these rates and prices in future periods. It estimates a loss in fair market value using statistical modeling techniques and includes substantially all market risk exposures. The estimated potential losses shown in the table below, for a time period of one day and confidence level of 95 percent, have no effect on the Company’s results of operations or financial condition.

	2003	2002
(In millions)
Risk Category
Foreign exchange	$0.7	$0.9
Interest rates	$4.3	$5.0
Commodity prices	$0.3	$0.4

      The 95 percent confidence level signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown disregard the possibility that foreign currency exchange rates, interest rates and commodity prices could move in the Company’s favor. The VAR model assumes that all movements in rates and commodity prices will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, as actual results may differ significantly depending upon activity in global financial markets.

Item 8.	Financial Statements and Supplementary Data

      Refer to the Index to Financial Statements and Financial Statement Schedule for the required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Other than as previously reported with respect to Arthur Andersen LLP, there were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

      The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information pursuant to this Item with respect to the Directors of the Company, Section 16(a) Beneficial Ownership Reporting Compliance and the Company’s codes of ethics will be set forth in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2004 (Proxy Statement) and is hereby incorporated by reference. The Company’s executive officers are listed herein on pages 13 to 14.

Item 11.	Executive Compensation

      Information pursuant to this Item with respect to executive compensation will be set forth in the Proxy Statement and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information pursuant to this Item with respect to the securities of the Company owned by the Directors and certain officers of the Company, by the Directors and officers of the Company as a group and by the only persons known to the Company to own beneficially more than 5 percent of the outstanding voting securities of the Company will be set forth in the Proxy Statement, and such information is hereby incorporated by reference. Information pursuant to this Item required with respect to the securities authorized for issuance under the Company’s equity compensation plans will be set forth in the Proxy Statement, and such information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

      Information pursuant to this Item with respect to certain relationships and related transactions will be set forth in the Proxy Statement and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

      Information pursuant to this Item with respect to principal accounting fees and services will be set forth in the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule are set forth under Item 8 of this Annual Report on Form 10-K.

2. The financial statement schedule listed in the accompanying Index to Financial Statements and Financial Statement Schedule is filed as part of this report on page 85.

3. The exhibits listed in the accompanying Index to Exhibits are filed as part of the 10-K unless noted otherwise.

4. All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

      (b)  Reports on Form 8-K

On October 24, 2003, the Company furnished to the SEC a Current Report on Form 8-K to furnish, pursuant to Item 12 on Form 8-K, a press release announcing the Company’s financial results for the third quarter of 2003.

      (c)  Exhibits

      See Exhibit Index on pages 88 to 90.

      (d)  Financial Statement Schedule

      See Index to Financial Statements and Financial Statement Schedule on page 41.

Index to Financial Statements and Financial Statement Schedule

Brunswick Corporation

BRUNSWICK CORPORATION

REPORT OF MANAGEMENT

      The Company’s management is responsible for the preparation, integrity and objectivity of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

      The Company’s management maintains a system of internal controls that is designed to provide reasonable assurance, at reasonable cost, that assets are safeguarded and that transactions and events are recorded properly. The Company’s internal audit program includes periodic reviews of these systems and controls and compliance therewith.

      The Audit Committee of the Board of Directors, comprised entirely of independent directors, meets regularly with the independent public accountants, management and internal auditors to review accounting, reporting, internal control and other financial matters. The Committee regularly meets with both the internal and external auditors without members of management present.

/s/ GEORGE W. BUCKLEY George W. Buckley Chairman and Chief Executive Officer	/s/ PETER G. LEEMPUTTE Peter G. Leemputte Senior Vice President and Chief Financial Officer

January 26, 2004

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Brunswick Corporation

     We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended December 31, 2003 and 2002, listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Brunswick Corporation for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 28, 2002 expressed an unqualified opinion on those statements before the disclosure and restatement adjustments described in Notes 1 and 4, respectively and included an explanatory paragraph that discussed the change in the Company’s method of accounting for certain derivative instruments and certain hedging activities to conform with Statement of Financial Accounting Standards Nos. 133/138 discussed in Note 10 to these financial statements.

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

     In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement No. 142, Goodwill and Other Intangible Assets.

     As discussed above, the financial statements of Brunswick Corporation for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. Also, as described in Note 4, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the current composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

CHICAGO, ILLINOIS

January 26, 2004

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (“ARTHUR ANDERSEN”) IN CONNECTION WITH BRUNSWICK CORPORATION’S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT IS PURSUANT TO THE “TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,” ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS THAT ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Brunswick Corporation:

      We have audited the accompanying consolidated balance sheets of Brunswick Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

CHICAGO, ILLINOIS

January 28, 2002

BRUNSWICK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31

	2003	2002	2001
(In millions, except per share data)
Net sales	$4,128.7	$3,711.9	$3,370.8
Cost of sales	3,131.6	2,852.0	2,587.4
Selling, general and administrative expense	632.5	560.5	496.4
Research and development expense	118.2	102.8	95.9
Litigation charge	25.0	—	—

Operating earnings	221.4	196.6	191.1
Interest expense	(41.0)	(43.3)	(52.9)
Other income (expense)	20.7	8.3	(6.0)

Earnings before income taxes	201.1	161.6	132.2
Income tax provision	65.9	58.1	47.5

Earnings before cumulative effect of change in accounting principle	135.2	103.5	84.7
Cumulative effect of change in accounting principle, net of tax	—	(25.1)	(2.9)

Net earnings	$135.2	$78.4	$81.8

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principle	$1.48	$1.15	$0.96
Cumulative effect of change in accounting principle	—	(0.28)	(0.03)

Net earnings	$1.48	$0.87	$0.93

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$1.47	$1.14	$0.96
Cumulative effect of change in accounting principle	—	(0.28)	(0.03)

Net earnings	$1.47	$0.86	$0.93

Average shares used for computation of:
Basic earnings per share	91.2	90.0	87.8
Diluted earnings per share	91.9	90.7	88.1
Cash dividends declared per common share	$0.50	$0.50	$0.50

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31

	2003	2002
(In millions)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$345.9	$351.4
Accounts and notes receivable, less allowances of $31.3 and $31.8	374.4	401.4
Inventories
Finished goods	325.3	272.5
Work-in-process	205.7	201.6
Raw materials	92.8	72.8

Net inventories	623.8	546.9

Prepaid income taxes	302.3	305.1
Prepaid expenses and other	68.8	55.4

Current assets	1,715.2	1,660.2

Property
Land	70.3	68.3
Buildings and improvements	505.7	478.2
Equipment	1,042.5	998.2

Total land, buildings and improvements and equipment	1,618.5	1,544.7
Accumulated depreciation	(912.4)	(871.0)

Net land, buildings and improvements and equipment	706.1	673.7
Unamortized product tooling costs	121.0	119.0

Net property	827.1	792.7

Other assets
Goodwill	515.1	452.8
Other intangibles	184.6	117.5
Investments	148.1	95.4
Other long-term assets	212.4	196.1

Other assets	1,060.2	861.8

Total assets	$3,602.5	$3,314.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31

	2003	2002
(In millions, except per share data)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$23.8	$28.9
Accounts payable	321.3	291.2
Accrued expenses	756.7	685.5

Current liabilities	1,101.8	1,005.6

Long-term Liabilities
Debt	583.8	589.5
Income taxes	167.6	144.1
Postretirement and postemployment benefits	232.0	306.9
Other	194.3	166.8

Long-term liabilities	1,177.7	1,207.3

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	310.0	308.9
Retained earnings	1,202.0	1,112.7
Treasury stock, at cost:
10,408,000 and 12,377,000 shares	(183.6)	(228.7)
Unamortized ESOP expense and other	(10.1)	(22.2)
Accumulated other comprehensive income (loss):
Foreign currency translation	9.5	(9.9)
Minimum pension liability	(90.7)	(136.5)
Unrealized investment gains	11.4	2.7
Unrealized losses on derivatives	(2.4)	(2.1)

Total accumulated other comprehensive loss	(72.2)	(145.8)

Shareholders’ equity	1,323.0	1,101.8

Total liabilities and shareholders’ equity	$3,602.5	$3,314.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31

	2003	2002	2001
(In millions)
Cash flows from operating activities
Net earnings	$135.2	$78.4	$81.8
Depreciation and amortization	150.6	148.4	160.4
Change in accounting principle, net of tax	—	25.1	2.9
Changes in noncash current assets and current liabilities
Change in accounts and notes receivable	61.6	(35.1)	51.1
Change in inventory	(31.5)	35.1	39.4
Change in prepaid expenses and other	(10.0)	(9.7)	10.7
Change in accounts payable	6.0	71.0	(47.5)
Change in accrued expenses	74.7	29.5	(64.6)
Income taxes	(19.5)	64.3	74.1
Other, net	28.0	6.0	(9.0)

Net cash provided by continuing operations	395.1	413.0	299.3
Net cash provided by discontinued operations	—	—	31.5

Net cash provided by operating activities	395.1	413.0	330.8

Cash flows from investing activities
Capital expenditures	(159.8)	(112.6)	(111.4)
Investments	(39.3)	(8.9)	—
Acquisitions of businesses, net of debt and cash acquired	(177.3)	(21.2)	(134.4)
Proceeds on the sale of property, plant and equipment	7.5	13.2	26.8
Other, net	(3.0)	(0.2)	(1.3)

Net cash used for continuing operations	(371.9)	(129.7)	(220.3)
Net cash provided by discontinued operations	—	—	75.9

Net cash used for investing activities	(371.9)	(129.7)	(144.4)

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other short-term debt	1.8	(9.4)	(144.4)
Payments of long-term debt including current maturities	(24.5)	(26.2)	(24.7)
Cash dividends paid	(45.9)	(45.1)	(43.8)
Stock options exercised	39.9	40.3	9.8

Net cash used for financing activities	(28.7)	(40.4)	(203.1)

Net increase (decrease) in cash and cash equivalents	(5.5)	242.9	(16.7)
Cash and cash equivalents at January 1	351.4	108.5	125.2

Cash and cash equivalents at December 31	$345.9	$351.4	$108.5

Supplemental cash flow disclosures:
Interest paid	$42.7	$43.3	$52.6
Income taxes paid (received), net	$85.4	$(6.2)	$(26.6)
Treasury stock issued for compensation plans and other	$54.4	$56.0	$12.8

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
		Additional			Unamortized	Other
	Common	Paid-in	Retained	Treasury	ESOP Expense	Comprehensive
	Stock	Capital	Earnings	Stock	and Other	Income (loss)	Total
(In millions, except per share data)
Balance, December 31, 2000	$76.9	$314.5	$1,041.4	$(296.4)	$(41.9)	$(27.4)	$1,067.1

Comprehensive income (loss)
Net earnings	—	—	81.8	—	—	—	81.8
Currency translation adjustments	—	—	—	—	—	(5.0)	(5.0)
Unrealized gains on investments	—	—	—	—	—	4.4	4.4
Unrealized losses on derivative instruments	—	—	—	—	—	(2.1)	(2.1)
Minimum pension liability adjustment	—	—	—	—	—	(14.6)	(14.6)

Total comprehensive income (loss) — 2001	—	—	81.8	—	—	(17.3)	64.5
Dividends ($0.50 per common share)	—	—	(43.8)	—	—	—	(43.8)
Compensation plans and other	—	1.7	—	6.6	14.8	—	23.1

Balance, December 31, 2001	$76.9	$316.2	$1,079.4	$(289.8)	$(27.1)	$(44.7)	$1,110.9

Comprehensive income (loss)
Net earnings	—	—	78.4	—	—	—	78.4
Currency translation adjustments	—	—	—	—	—	10.1	10.1
Unrealized gains on investments	—	—	—	—	—	4.4	4.4
Unrealized gains on derivative instruments	—	—	—	—	—	0.1	0.1
Minimum pension liability adjustment	—	—	—	—	—	(115.7)	(115.7)

Total comprehensive income (loss) — 2002	—	—	78.4	—	—	(101.1)	(22.7)
Dividends ($0.50 per common share)	—	—	(45.1)	—	—	—	(45.1)
Compensation plans and other	—	(7.3)	—	61.1	4.9	—	58.7

Balance, December 31, 2002	$76.9	$308.9	$1,112.7	$(228.7)	$(22.2)	$(145.8)	$1,101.8

Comprehensive income (loss)
Net earnings	—	—	135.2	—	—	—	135.2
Currency translation adjustments	—	—	—	—	—	19.4	19.4
Unrealized gains on investments	—	—	—	—	—	8.7	8.7
Unrealized losses on derivative instruments	—	—	—	—	—	(0.3)	(0.3)
Minimum pension liability adjustment	—	—	—	—	—	45.8	45.8

Total comprehensive income (loss) — 2003	—	—	135.2	—	—	73.6	208.8
Dividends ($0.50 per common share)	—	—	(45.9)	—	—	—	(45.9)
Compensation plans and other	—	1.1	—	45.1	12.1	—	58.3

Balance, December 31, 2003	$76.9	$310.0	$1,202.0	$(183.6)	$(10.1)	$(72.2)	$1,323.0

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

      Use of Estimates. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates. Actual results could differ materially from those estimates. These estimates affect:

•	The reported amounts of assets and liabilities,

•	The disclosure of contingent assets and liabilities at the date of the financial statements, and

•	The reported amounts of revenues and expenses during the reporting periods.

      Estimates in these consolidated financial statements include, but are not limited to:

•	Allowances for doubtful accounts;

•	Inventory valuation reserves;

•	Reserves for dealer allowances;

•	Warranty related reserves;

•	Losses on litigation and other contingencies;

•	Environmental reserves;

•	Insurance reserves;

•	Income tax reserves;

•	Reserves related to restructuring activities; and

•	Determination of the discount rate and other actuarial assumptions for pension, postretirement and postemployment liabilities.

      Cash and Cash Equivalents. The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

      Accounts Receivable and Allowance for Doubtful Accounts. The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company records an allowance for uncollectible receivables based upon known bad debt risks and records general reserves based on past transaction history with customers, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for uncollectible amounts may be required if a future event or other change in circumstances result in a change in the estimate of the ultimate collectibility of a specific account. Beginning in 2003, accounts receivable also includes domestic accounts receivable assigned with full and partial recourse by the Company’s Mercury Marine division to Brunswick Acceptance Company LLC, as discussed in Note 7, Financial Services. These accounts receivable and related obligations of $28.4 million at December 31, 2003, were included in Accounts and Notes Receivable and Accrued Expenses, respectively.

      Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 62 percent of the Company’s inventories were determined by the first-in, first-out method (FIFO). Inventories valued at the last-in, first-out method (LIFO) were $88.4 million and $85.7 million lower than the FIFO cost of inventories at December 31, 2003 and 2002, respectively. Inventory cost includes material, labor and manufacturing overhead.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling owned by the Company and used in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the useful life of the applicable product, for a period not to exceed eight years. Gains and losses recognized on the sale of property are included in Selling, General and Administrative (SG&A) expenses. The amount of gains and losses included in SG&A for the years ended December 31 were as follows:

	2003	2002	2001
(In millions)
Gains on the sale of property	$1.7	$1.5	$16.9
Losses on the sale of property	(2.1)	(2.0)	(4.2)

Net gains (losses) on sale of property	$(0.4)	$(0.5)	$12.7

      The gains on the sale of property in 2001 included gains recognized on the sale of a marine engine testing facility for $10.6 million, as well as gains recognized on the divestiture of certain bowling centers for $2.7 million.

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

      Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill.

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

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Pro Forma Information

	For the Years Ended
	December 31

	2003	2002	2001
(In millions, except per share data)
Reported net earnings	$135.2	$78.4	$81.8
Goodwill and indefinite-lived intangible amortization	—	—	10.8

Adjusted net earnings	$135.2	$78.4	$92.6

Basic earnings per common share:
Reported net earnings	$1.48	$0.87	$0.93
Goodwill and indefinite-lived intangible amortization	—	—	0.12

Adjusted net earnings	$1.48	$0.87	$1.05

Diluted earnings per common share:
Reported net earnings	$1.47	$0.86	$0.93
Goodwill and indefinite-lived intangible amortization	—	—	0.12

Adjusted net earnings	$1.47	$0.86	$1.05

      Under SFAS No. 142, while amortization of goodwill and indefinite-lived intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

      In the second quarter of 2002, the Company completed its analysis related to the adoption of SFAS No. 142 and recorded a one-time, non-cash charge of $25.1 million after-tax, or $0.28 per diluted share ($29.8 million pre-tax) as a cumulative effect of a change in accounting principle to reduce the carrying amount of its goodwill. The Company restated the first quarter of 2002 to reflect the impairment charge effective January 1, 2002, as required under SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments was estimated using a discounted cash flow methodology.

      All of the $25.1 million after-tax goodwill impairment charge recorded in 2001 was associated with the Fitness and Bowling & Billiards segments. Various bowling products businesses acquired in 1996 account for $11.7 million of the after-tax goodwill impairment ($13.3 million pre-tax). The remaining $13.4 million after-tax charge ($16.5 million pre-tax) was associated with a fitness equipment retailer acquired beginning in 1999.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Other intangibles consist of the following:

	December 31, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
(In millions)
Amortized intangible assets:
Customer relationships	$230.4	$(178.9)	$195.2	$(166.6)
Other	21.3	(5.4)	11.2	(1.8)

Total	$251.7	$(184.3)	$206.4	$(168.4)

Indefinite-lived intangible assets:
Trademarks/tradenames	$104.7	$(17.4)	$64.5	$(17.4)
Pension intangible asset	29.9	—	32.4	—

Total	$134.6	$(17.4)	$96.9	$(17.4)

      Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 5, Acquisitions.

      The costs of amortizable intangible assets are amortized over their expected useful lives using the straight-line method. Aggregate amortization expense for intangibles was $14.4 million, $12.0 million and $13.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Included in Amortized Intangible Assets — Other are patents, non-compete agreements and other intangible assets.

      Estimated amortization expense for intangible assets for each of the next five years is as follows:

(In millions)
For year ended December 31, 2004	$15.8
For year ended December 31, 2005	$5.0
For year ended December 31, 2006	$4.9
For year ended December 31, 2007	$4.9
For year ended December 31, 2008	$4.9

      The reduction in estimated amortization expense in 2005 relates to the completion of intangible amortization assigned to customer relationships from the 1986 acquisition of the Boat segment’s Sea Ray operations.

      A summary of changes in the Company’s goodwill during the period ended December 31, 2003, by segment is as follows:

	December 31,			December 31,
	2002	Acquisitions	Adjustments	2003
(In millions)
Marine Engine	$16.7	$7.9	$(1.1)	$23.5
Boat	172.8	37.4	2.9	213.1
Fitness	261.9	2.4	1.3	265.6
Bowling & Billiards	1.4	11.5	—	12.9

Total	$452.8	$59.2	$3.1	$515.1

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A summary of changes in the Company’s goodwill during the period ended December 31, 2002, by segment is as follows:

		Effect of
	December 31,	Adoption of			December 31,
	2001	SFAS No. 142	Acquisitions	Adjustments	2002
(In millions)
Marine Engine	$9.0	$—	$6.7	$1.0	$16.7
Boat	173.5	—	16.8	(17.5)	172.8
Fitness	277.3	(16.5)	—	1.1	261.9
Bowling & Billiards	14.6	(13.3)	—	0.1	1.4

Total	$474.4	$(29.8)	$23.5	$(15.3)	$452.8

      Adjustments in 2003 and 2002 primarily relate to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, arising from acquisitions completed in prior periods. See Note 5, Acquisitions. There were no impairment charges for the year ended December 31, 2003.

      Investments. For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, which includes all of the Company’s unconsolidated joint venture investments, the equity method of accounting is used. The Company’s share of net earnings or losses from equity method investments is outlined in Note 6, Investments, and is included in the Consolidated Statements of Income. The Company accounts for its long-term investments that represent less than 20 percent ownership using SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has investments in certain equity securities that have readily determinable market values and are being accounted for as available-for-sale equity investments in accordance with SFAS No. 115. Therefore, these investments are recorded at market value with changes reflected in Accumulated Other Comprehensive Income (Loss), a component of Shareholders’ Equity, on an after-tax basis.

      Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments and, at December 31, 2003 and 2002, such investments were recorded at the lower of cost or fair value.

      Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets, may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

      Other Long-Term Assets. Other long-term assets include pension assets, which are discussed in Note 13, Pension and Other Postretirement Benefits, and long-term notes receivable. Long-term notes receivable include cash advances made to customers, principally boatbuilders and fitness equipment retailers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable that are reduced as purchases of qualifying products are made. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. The reduction in the note receivable balance is recorded as a reduction in the Company’s sales revenue as a sales discount. In the event sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2003 and 2002, totaled $41.1 million

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

and $46.7 million, respectively. One boatbuilder customer and its owner comprised 75 percent and 69 percent of these amounts as of December 31, 2003 and 2002, respectively.

      Other long-term notes receivable also include certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties. The assignment is not treated as a sale of the associated receivables, but as a secured obligation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The associated receivables and related obligations are included in the Consolidated Balance Sheets under Other Long-Term Assets and Long-Term Liabilities — Other, respectively, and totaled $99.7 million and $90.8 million at December 31, 2003 and 2002, respectively.

      Revenue Recognition. The Company’s revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured. The Company offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” Revenues from freight are included as a part of Net Sales in the Consolidated Statements of Income, whereas shipping, freight and handling costs are included in Cost of Sales.

      Advertising Costs. Advertising and promotion costs, included in Selling, General and Administrative expenses, are expensed when the advertising first takes place. Advertising and promotion costs were $56.9 million, $55.3 million and $67.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Foreign Currency. The functional currency for the majority of the Company’s operations is the U.S. dollar. All assets and liabilities recorded in a functional currency other than the U.S. dollar are translated at current rates. The resulting translation adjustments are charged to Accumulated Other Comprehensive Income (Loss) in the Consolidated Statements of Shareholders’ Equity. Revenues and expenses in currencies other than the functional currency are remeasured at the average exchange rates for the period.

      Comprehensive Income. Accumulated Other Comprehensive Income (Loss) includes minimum pension liability adjustments, currency translation adjustments, and unrealized derivative and investment gains and losses. The net effect of these items reduced Shareholders’ Equity on a cumulative basis by $72.2 million in 2003 and $145.8 million in 2002. The $73.6 million change from 2002 to 2003 is primarily due to a reduction in the minimum pension liability adjustment of $45.8 million and cumulative translation adjustments of $19.4 million in 2003. The tax effect included in Accumulated Other Comprehensive Income (Loss) was $42.3 million, $93.0 million, and $28.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Refer to Note 9, Pension and Other Postretirement Benefits, for further discussion on the recognition of the additional minimum pension liability adjustment.

      Stock-Based Compensation. See Note 14, Stock Plans and Management Compensation, for a description of the Company’s stock-based compensation plans. Effective December 31, 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation cost related to stock options granted has been recognized in the Company’s Consolidated Statements of Income because the option terms are fixed and the exercise price equals the

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

market price of the underlying stock on the grant date. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its outstanding stock option plans as of December 31:

	2003	2002	2001
(In millions, except per share data)
Earnings before cumulative effect of change in accounting principle:
As reported	$135.2	$103.5	$84.7
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	5.4	5.3	5.7

Pro forma	$129.8	$98.2	$79.0

Basic earnings per common share before cumulative effect of change in accounting principle:
As reported	$1.48	$1.15	$0.96
Pro forma	1.42	1.09	0.90
Diluted earnings per common share before cumulative effect of change in accounting principle:
As reported	$1.47	$1.14	$0.96
Pro forma	1.41	1.08	0.90

      Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company’s management and are not used for trading or speculative purposes. See Note 10, Financial Instruments, for further discussion.

      Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at fair values. As a result of the adoption of this standard, on January 1, 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pre-tax) as a cumulative effect of a change in accounting principle, primarily resulting from interest rate swaps.

      Recent Accounting Pronouncements. In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” This interpretation clarifies the requirements for a guarantor’s accounting for, and disclosures of, certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial statements. See Note 9, Commitments and Contingencies, for further discussion.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company is required to apply FIN 46 by the end of the first reporting period after

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

March 15, 2004, for entities which were created before February 1, 2003. The adoption of FIN 46 was immediate for variable interest entities created after January 31, 2003. The Company has not created any significant variable interest entities since January 31, 2003. The Company is evaluating its interests in entities created before February 1, 2003, but does not believe the adoption of FIN 46 will have a material effect on the financial statements.

2.	Standardization of Vacation Policy

      To encourage the mobility of talent, the Company has been implementing an initiative to standardize benefits across its divisions. Under this initiative, the Company approved a new policy related to salaried employee vacation pay during the second quarter of 2003. The new policy was communicated to employees and became effective June 1, 2003. Eligible employees now earn vacation pay ratably over the course of the period during which services are rendered. The new policy provides for certain exceptions for long-serviced employees approaching retirement age and to comply with state law.

      Prior to June 1, 2003, certain divisions of the Company had a policy in which eligible employees received an annual vacation grant on the last day of the year, to be taken in the next calendar year. Additionally, eligible employees were able to take vacation immediately to the full extent of the grant. In the event of an employee’s termination, the employee was entitled to receive cash compensation for vacation time not taken from the annual grant. As a result, the Company accrued the full vacation liability as of the beginning of each year as required by SFAS No. 43, “Accounting for Compensated Absences.”

      As a result of the change in the vacation policy, of the previously recorded vacation liability of $11.6 million existing as of June 1, 2003, $6.1 million pre-tax ($4.0 million after-tax) was reversed and reflected as reductions in both Cost of Sales, and Selling, General, and Administrative expenses in the Consolidated Statements of Income for 2003. The new policy will not have an impact on the future amount of vacation expense recorded by the Company on an annual basis.

3.	Earnings per Common Share

      The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation reflects the dilutive effect of stock options issued in connection with the Company’s stock option plans. There was no change in the dilutive effect of stock option plans for the 2003 period compared with 2002.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Basic and diluted earnings per share for the years ended December 31, are calculated as follows:

	2003	2002	2001
(In millions, except per share data)
Earnings before cumulative effect of change in accounting principle	$135.2	$103.5	$84.7
Cumulative effect of change in accounting principle	—	(25.1)	(2.9)

Net earnings	$135.2	$78.4	$81.8

Average outstanding shares — basic	91.2	90.0	87.8
Dilutive effect of stock option plans	0.7	0.7	0.3

Average outstanding shares — diluted	91.9	90.7	88.1

Basic earnings per share:
Earnings before cumulative effect of change in accounting principle	$1.48	$1.15	$0.96
Cumulative effect of change in accounting principle	—	(0.28)	(0.03)

Net earnings	$1.48	$0.87	$0.93

Diluted earnings per share:
Earnings before cumulative effect of change in accounting principle	$1.47	$1.14	$0.96
Cumulative effect of change in accounting principle	—	(0.28)	(0.03)

Net earnings	$1.47	$0.86	$0.93

      Options to purchase 1.1 million, 4.2 million and 7.9 million shares of common stock were outstanding as of December 31, 2003, 2002, and 2001, respectively, where the exercise price of the options was greater than the average market price of the Company’s shares for the quarterly period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

4.	Segment Information

      The Company is a manufacturer and marketer of leading consumer brands. In the fourth quarter of 2002, the Company re-evaluated the composition of its reportable segments and determined that its four reportable segments are Marine Engine, Boat, Fitness and Bowling & Billiards. The segment information for all periods presented has been reclassified for consistent presentation.

      The Marine Engine segment manufactures and markets a full range of outboard engines, sterndrive engines, inboard engines, water-jet propulsion systems and parts and accessories, which are principally sold directly to boatbuilders, including the Company’s Boat segment, or through marine retail dealers worldwide. The segment also manufactures and distributes boats in certain international markets. The Company’s engine manufacturing plants are located primarily in the United States, and sales are primarily in the United States, Europe and Asia. Additionally, the segment includes the Company’s Brunswick New Technologies (BNT) division. BNT manufactures and markets engine electronics and controls and other technologies, including navigation systems, chart plotters, telematics and global positioning systems.

      The Boat segment designs, manufactures and markets fiberglass pleasure boats, high-performance boats, offshore fishing boats and aluminum fishing, deck and pontoon boats, which are marketed primarily through dealers. The segment also owns and operates marine parts and accessories distribution and manufacturing businesses. The segment’s products are manufactured primarily in the United States. Sales to the segment’s largest boat dealer, which has multiple locations, comprised approximately 21 percent of Boat segment sales in 2003.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The Fitness segment designs, manufactures, and markets fitness equipment, including treadmills, total-body cross trainers, stationary bikes and strength-training equipment. These products are manufactured or sourced from domestic or foreign locations. Fitness equipment is sold primarily in the United States, Europe and Asia to health clubs, military, government, corporate and university facilities, and to consumers through specialty retail shops, some of which are owned and operated by the Company.

      The Bowling & Billiards segment designs, manufactures and markets bowling capital equipment and associated parts and supplies, including lanes, pinsetters, automatic scorers; bowling balls and other accessories; billiards, Air Hockey and foosball tables and accessories; and operates bowling centers. Products are manufactured or sourced from domestic and foreign locations. Bowling products and commercial billiards, Air Hockey and foosball tables are sold through a direct sales force in the United States and through distributors in the United States and foreign markets, primarily Europe and Asia. Consumer billiards equipment is predominantly sold in the United States and is distributed primarily through dealers.

      Information as to the operations of the Company’s operating segments is set forth below:

Operating Segments

	Sales to Customers			Operating Earnings			Total Assets

	2003	2002	2001	2003	2002	2001	2003	2002
(In millions)
Marine Engine	$1,908.9	$1,705.2	$1,561.6	$171.1	$170.9	$173.0	$844.0	$778.5
Boat	1,616.9	1,405.3	1,251.3	63.9	19.0	18.1	864.8	772.1
Marine eliminations	(276.1)	(233.0)	(207.9)	—	—	—	—	—

Total Marine	3,249.7	2,877.5	2,605.0	235.0	189.9	191.1	1,708.8	1,550.6
Fitness(A)	486.6	456.7	397.7	29.8	44.9	28.4	635.9	577.1
Bowling & Billiards	392.4	377.7	368.1	25.6	21.4	7.3	349.0	307.0
Corporate/ Other	—	—	—	(69.0)	(59.6)	(35.7)	908.8	880.0

Total	$4,128.7	$3,711.9	$3,370.8	$221.4	$196.6	$191.1	$3,602.5	$3,314.7

(A)	Operating Earnings for the year ended 2003, included a $25.0 million pre-tax litigation charge discussed in Note 9, Commitments and Contingencies.

      Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at arm’s length. Corporate/ Other includes such items as corporate staff and overhead, and financial results of the Company’s subsidiary Brunswick Financial Services.

	Depreciation			Amortization

	2003	2002	2001	2003	2002	2001
(In millions)
Marine Engine	$54.8	$56.7	$57.4	$0.8	$0.1	$1.3
Boat	46.2	44.5	40.0	12.6	11.4	15.5
Fitness	12.5	12.2	11.6	0.4	0.5	9.5
Bowling & Billiards	19.4	20.3	21.2	0.6	0.1	1.4
Corporate	3.3	2.6	2.5	—	—	—

Total	$136.2	$136.3	$132.7	$14.4	$12.1	$27.7

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

				Research & Development
	Capital Expenditures			Expense

	2003	2002	2001	2003	2002	2001
(In millions)
Marine Engine	$68.1	$44.8	$48.8	$70.0	$61.7	$58.2
Boat	38.5	41.0	35.5	25.6	22.1	19.7
Fitness	14.9	9.4	9.9	16.9	14.4	12.9
Bowling & Billiards	34.8	15.7	15.8	5.7	4.6	5.1
Corporate	3.5	1.7	1.4	—	—	—

Total	$159.8	$112.6	$111.4	$118.2	$102.8	$95.9

Geographic Segments

	Sales to Customers			Total Assets

	2003	2002	2001	2003	2002
(In millions)
United States	$2,886.5	$2,707.2	$2,511.6	$2,106.0	$1,993.9
International	1,242.2	1,004.7	859.2	587.7	440.8
Corporate/ Other	—	—	—	908.8	880.0

Total	$4,128.7	$3,711.9	$3,370.8	$3,602.5	$3,314.7

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

5.	Acquisitions

      The Company adopted SFAS No. 141, “Business Combinations,” which requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method.

In 2003, cash paid for acquisitions, net of cash acquired, and other consideration provided were as follows:

(In millions)		Cash	Other	Total
Date	Company Name	Consideration(A)	Consideration	Consideration

6/10/03	Valley-Dynamo, LP	$33.7	$—	$33.7
6/23/03	Land ‘N’ Sea Corporation	30.4	23.4	53.8
6/23/03	Navman NZ Limited	37.3	—	37.3
7/01/03	New Eagle Software LLC	1.5	—	1.5
9/02/03	Attwood Corporation	47.5	—	47.5
9/15/03	Protokon LLC	7.0	—	7.0
9/17/03	Hatteras Yachts, Inc.	19.4	—	19.4
9/30/03	Accelerate Performance Products, LLC	0.5	—	0.5

		$177.3	$23.4	$200.7

(A)	Net of cash acquired. Cash consideration includes debt of acquired entities retired immediately after the close of the transactions. Cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The Company acquired the net assets, including working capital and fixed assets, of Valley-Dynamo LP (Valley-Dynamo), a manufacturer of commercial and consumer billiards, Air Hockey and foosball tables, for $33.7 million in cash. The acquisition of Valley-Dynamo added new products and distribution channels to the Company’s billiards operations. The results of operations of Valley-Dynamo post-acquisition are included in the Bowling & Billiards segment.

      The Company acquired the outstanding stock of Land ‘N’ Sea Corporation (Land ‘N’ Sea), a distributor of marine parts and accessories. The Company funded this acquisition through cash consideration of $30.4 million, which consisted of a $9.0 million payment and the assumption and immediate retirement of $21.4 million of Land ‘N’ Sea debt. Total consideration of $53.8 million paid for Land ‘N’ Sea also includes $12.0 million in notes issued to the seller and a previously held equity interest. Land ‘N’ Sea provided the Company with the infrastructure and distribution network for its boat parts and accessories business. The results of operations of Land ‘N’ Sea post-acquisition are included in the Boat segment.

      The Company acquired 70 percent of the outstanding stock of Navman NZ Limited (Navman), a New Zealand-based manufacturer of marine electronics and global positioning systems-based products. This acquisition was funded through cash consideration of $37.3 million, which consisted of a $32.6 million payment and the assumption and immediate retirement of $4.7 million of debt. The Company has an option to acquire an additional 15 percent interest in Navman during 2005 and the remaining interest during 2006. The acquisition of Navman complemented the Company’s expansion into marine-based electronics and integration. The results of operations of Navman post-acquisition are included in the Marine Engine segment.

      The Company acquired the net assets, including working capital, of New Eagle Software LLC (New Eagle), a systems consulting and software provider, for $1.5 million in cash. The acquisition of New Eagle enhanced the Company’s ability to leverage BNT’s MotoTron engine control technology. The results of operations of New Eagle post-acquisition are included in the Marine Engine segment.

      The Company acquired the net assets, including working capital and fixed assets, of Attwood Corporation (Attwood), a manufacturer of marine hardware and accessories, for $47.5 million in cash. The acquisition of Attwood provided the Company with the manufacturing capabilities and infrastructure to develop and expand its boat parts and accessories business. The results of operations of Attwood post-acquisition are included in the Boat segment.

      The Company acquired 80 percent of the outstanding stock of Protokon LLC (Protokon), a Hungarian steel fabricator and electronic equipment manufacturer, which was funded through cash consideration of $7.0 million. The acquisition of Protokon will allow the Company to manufacture fitness equipment closer to the marketplace, thereby reducing freight costs and offering better service to fitness customers in Europe. The Company has an option to acquire the remaining interest in Protokon under certain circumstances. The results of operations of Protokon post-acquisition are included in the Fitness segment.

      The Company acquired the net assets, including working capital, of Accelerate Performance Products, LLC (APP), a power-train software tool provider, for $0.5 million. This acquisition complements BNT’s MotoTron engine control technology. The results of operations of APP post-acquisition are included in the Marine Engine segment.

      Acquisitions in 2003 were not material to the Company’s results of operations and total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance.

      In addition to the acquisitions listed above, the Company made a final payment of $19.4 million related to the 2001 acquisition of Hatteras Yachts, Inc. (Hatteras). This payment was required under the purchase agreement as Hatteras fulfilled earnings targets.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      In 2002, cash paid for acquisitions, net of cash acquired, and other consideration provided were as follows:

(In millions)
		Cash
Date	Company Name	Consideration(A)

02/10/02	Teignbridge Propellers Ltd.	$3.9
10/01/02	Monolith Corporation/ Integrated Dealer Systems, Inc.	4.1
12/16/02	Northstar Technologies, Inc.	4.7
—	Hatteras Yachts, Inc.	8.5

		$21.2

(A)	Net of cash acquired. Cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

      The Company acquired the net assets, including working capital, of Teignbridge Propellers Ltd. (Teignbridge), a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels, for $3.9 million. The Company also acquired the outstanding stock of Monolith Corporation/ Integrated Dealer Systems, Inc. (IDS), a developer of management systems for marine and recreational vehicle dealers, for $4.1 million. Additionally, the Company acquired the net assets, including working capital, of Northstar Technologies, Inc. (Northstar), a supplier of premium marine navigation electronics, for $4.7 million. The results of operations of Teignbridge, IDS and Northstar post-acquisition are included in the Marine Engine segment.

      The purpose of these acquisitions was to achieve growth by pursuing aggressive marketing and brand-building activities, pursuing international opportunities and leveraging core competencies. The acquisitions of Northstar and IDS were to build BNT, which was established in 2002, and are included in the Marine Engine segment. BNT expands the Company’s product offerings in marine electronics, engine controls, navigation systems, management systems and related equipment for use primarily in the marine industry.

      Acquisitions in 2002 were not material to the Company’s results of operations and total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance.

      In addition to the above acquisitions, the Company paid additional consideration of $8.5 million in 2002 relating to the November 30, 2001, acquisition of Hatteras as a result of final purchase agreement adjustments.

      In 2001, cash paid for acquisitions, net of cash and debt acquired, and other consideration provided were as follows:

(In millions)		Cash	Other	Total
Date	Company Name	Consideration(A)	Consideration	Consideration

02/28/01	Omni Fitness Equipment, Inc.	$—	$31.4	$31.4
03/07/01	Princecraft Boats, Inc.	16.2	—	16.2
07/03/01	Sealine International	38.1	29.7	67.8
11/30/01	Hatteras Yachts, Inc.	77.2	—	77.2
—	Various bowling operations	2.9	2.5	5.4

		$134.4	$63.6	$198.0

(A)	Net of cash acquired. Cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The Company acquired the net assets, including inventory, net property, plant and equipment and a trademark of Princecraft Boats Inc. (Princecraft), a manufacturer of aluminum fishing, deck and pontoon boats, for $16.2 million. The Company acquired the stock of Sealine International (Sealine), a leading manufacturer of luxury sports cruisers. The acquisition was funded through $38.1 million in cash, the assumption of debt and the issuance of notes to certain sellers. The Company acquired the outstanding stock of Hatteras on November 30, 2001, for $77.2 million in cash. The transaction provided for an additional payment of up to $20.0 million based on the financial performance of Hatteras during the period ending June 30, 2003. All three acquisitions have been accounted for as a purchase, and their results are included post-acquisition in the Boat segment.

      In addition, the Company also acquired the remaining interest in Omni Fitness Equipment, Inc. (Omni Fitness), a domestic retailer of fitness equipment, effective February 28, 2001. Omni Fitness’ results are included in the Fitness segment, and the acquisition has been accounted for as a purchase. The Company acquired the remaining interest in satisfaction of a note with the previous owner. The Company had previously accounted for its interest in Omni Fitness under the equity method of accounting.

      The Company also acquired various bowling operations in 2001 for $2.9 million, which are included in the Bowling & Billiards segment. Total consideration of $5.4 million also includes $2.5 million of assumed debt on acquired operations.

      The purpose of these acquisitions was to achieve growth by pursuing aggressive marketing and brand-building activities, pursuing international opportunities and leveraging core competencies.

      Acquisitions in 2001 were not material to the Company’s results of operations and total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance.

      Purchase price allocations for acquisitions are subject to adjustment, pending final valuations, up to one year from the date of acquisition. The following table shows the gross amount of goodwill and intangible assets recorded as of December 31 for the acquisitions completed in 2003, 2002 and 2001:

	Weighted
	Average
	Useful Life(A)	2003	2002	2001
(In millions)
Indefinite-lived:
Goodwill		$59.2	$23.5	$96.3
Trademarks/ tradenames		$35.5	—	$10.2
Amortizable:
Customer relationships	10.5 years	$32.7	—	$14.8
Other	8.1 years	$6.9	$0.8	$4.4

(A)	Pertains to 2003 acquisitions only.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

6.	Investments

      The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. In 2003, cash paid for these types of investments totaled $39.3 million for the following four transactions:

(In millions)	Equity
Company Name	Ownership	Cash Paid

Brunswick Acceptance Company, LLC	49%	$22.0	(A)
Bella-Veneet OY	36%	9.4
Rayglass Sales and Marketing Limited	49%	5.5
Cummins MerCruiser Diesel South Pacific Pty Limited	50%	2.4

		$39.3

(A)	Amount represents net cash paid to establish its equity ownership percentage, as well as amounts received and/or paid to maintain required equity investment per the joint venture agreement.

      In November of 2002, the Company established a joint venture with Transamerica Commercial Finance Corporation to form Brunswick Acceptance Company, LLC (BAC). The Company made a cash contribution to establish its equity ownership interest at 15 percent in January of 2003. The Company contributed additional cash in July of 2003 to increase its equity ownership interest to 49 percent. In January of 2003, the Company purchased a 36 percent equity interest in Bella-Veneet OY (Bella), a boat manufacturer located in Finland. The Company has the option to acquire the remaining equity interest in Bella in 2007. In July of 2003, the Company purchased a 49 percent equity interest in Rayglass Sales and Marketing Limited (Rayglass), a boat manufacturer located in New Zealand. The Company has the option to acquire the remaining equity interest in Rayglass in 2008. Also, in July of 2003, the Company established a joint venture with Cummins Marine (Cummins), a division of Cummins Inc., to form Cummins MerCruiser Diesel South Pacific Pty Limited (CMDSP). CMDSP will provide the Company the opportunity to offer a full range of diesel marine propulsion systems in Australia and other South Pacific regions. All the above investments are unconsolidated and are accounted for under the equity method.

      In 2002, the Company established a joint venture with Cummins to form Cummins MerCruiser Diesel Marine LLC (CMD). The Company invested $8.9 million in CMD for a 49 percent equity interest.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Summary unaudited financial information for the Company’s unconsolidated equity method affiliates, excluding BAC, for the years ended December 31 is presented below:

	2003	2002	2001
(In millions)
Net sales	$366.5	$241.8	$231.7
Gross margin	$65.8	$24.4	$40.0
Net earnings	$22.8	$6.1	$0.2

Company’s share of net earnings (loss)	$9.6	$3.0	$(4.0)

Current assets	$134.7	$82.4	$59.1
Noncurrent assets	81.6	71.1	88.7

Total assets	216.3	153.5	147.8
Current liabilities	(94.4)	(80.3)	(83.4)
Noncurrent liabilities	(34.6)	(27.5)	(22.0)

Net assets	$87.3	$45.7	$42.4

      See Note 7, Financial Services, for financial information and other details on the BAC joint venture.

      The Company’s sales to and purchases from the above investments, along with the corresponding receivables and payables, were not material to the Company’s overall results of operations for the years ended December 31, 2003, 2002 and 2001, respectively, and its financial position as of December 31, 2003 and 2002. In 2001, the Company recorded impairment charges and purchase accounting adjustments of $4.2 million on certain investments, which were not recorded in the affiliates’ net earnings.

      The Company had available-for-sale equity investments with a fair market value of $50.8 million and $38.4 million at December 31, 2003 and 2002, respectively. The unrealized gain, recorded net of deferred taxes, has been included as a separate component of Shareholders’ Equity and was $11.4 million and $2.7 million at December 31, 2003 and 2002, respectively.

7.	Financial Services

      In 2002, the Company established a joint venture, BAC, with Transamerica Commercial Finance Corporation (TCFC). Since BAC was established, GE Commercial Finance, the business-to-business financial services unit of General Electric Company, announced its intention to acquire the commercial finance business of Transamerica, including TCFC.

      Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boatbuilder and dealer customers. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.9 million in 2003 for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

      In January of 2003, the Company invested $3.3 million as BAC began its operations, which represented a 15 percent ownership interest. On July 2, 2003, the Company contributed an additional $19.5 million to increase its equity interest in BAC to 49 percent as permitted by the terms of the joint venture agreement. BAC is not consolidated in the accompanying financial statements. The Company’s investment in BAC is accounted for under the equity method and is recorded as a component of Investments in the Consolidated Balance Sheets. The Company records its share of income or loss based on its ownership percentage and is included in Other Income (Expense) in the Consolidated Statements of Income.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      During the third quarter of 2003, the Company began to sell a significant portion of Mercury Marine’s domestic accounts receivable to BAC. On July 2, 2003, the Company made its initial sale of receivables of $124.9 million to BAC for $124.1 million in cash, net of discount. The remaining receivables sold during 2003 were $376.3 million, for which the Company received $373.4 million in cash, net of discount. Total discounts of $3.7 million on the sale of such receivables were recorded as an expense in Other Income (Expense) in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $74.7 million at December 31, 2003. BAC will continue to purchase and service a significant portion of Mercury Marine’s domestic accounts receivable on an ongoing basis.

      The Company has a retained interest in $28.4 million of total accounts receivable sold at December 31, 2003, as a result of recourse provisions reported in Note 9, Commitments and Contingencies, in which the Company’s maximum exposure is $14.9 million. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.

      Under the terms of the joint venture agreement, the receivable portfolio is consolidated on TCFC’s financial statements and is funded 85 percent through a loan from TCFC and 15 percent by a cash investment by both TCFC (51 percent) and the Company (49 percent). As a result of the monthly changes in BAC’s receivable portfolio, the Company’s contributed equity is adjusted monthly to maintain a 49 percent equity interest. The Company’s investment in BAC at December 31, 2003, was $22.0 million.

      Summarized financial data for BAC is presented as of December 31, as follows:

2003
(In millions)
Statement of Income
Revenues	$13.9
Interest and other expenses	9.0

Net income before income taxes	$4.9

2003
(In millions)
Balance Sheet
Net finance receivables	$319.6
Other assets	0.4

Total assets	$320.0

Notes payable and other liabilities	$276.0
Equity	44.0

Total liabilities and equity	$320.0

8.	Income Taxes

      The sources of earnings before income taxes are as follows:

	2003	2002	2001
(In millions)
United States	$165.9	$150.7	$120.8
Foreign	35.2	10.9	11.4

Earnings before income taxes	$201.1	$161.6	$132.2

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The income tax provision for continuing operations consisted of the following:

	2003	2002	2001
(In millions)
Current tax expense:
U.S. Federal	$40.1	$30.1	$(14.1)
State and local	7.4	(5.0)	10.1
Foreign	16.8	(0.6)	3.2

Total current	64.3	24.5	(0.8)

Deferred tax expense:
U.S. Federal	7.2	16.0	48.4
State and local	(1.2)	12.7	(3.9)
Foreign	(4.4)	4.9	3.8

Total deferred	1.6	33.6	48.3

Total provision	$65.9	$58.1	$47.5

      Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31 were as follows:

	2003	2002
(In millions)
Current deferred tax assets:
Standard and extended product warranties	$74.3	$71.5
Sales incentives and discounts	35.5	38.2
Litigation and environmental reserves	31.7	29.5
Insurance reserves	25.3	23.4
Compensation and benefits	15.8	13.9
Bad debts	15.1	15.8
Loss carryforwards	42.8	35.6
Other	68.2	84.2
Valuation allowance	(6.4)	(7.0)

Total current deferred tax assets	$302.3	$305.1

Non-current deferred tax liabilities (assets):
Depreciation and amortization	$112.0	$73.7
Pension	46.9	35.4
Other assets and investments	24.5	92.0
Minimum pension liability adjustment	(57.7)	(87.0)
Postretirement benefits	(45.3)	(46.1)
Other	87.2	76.1

Total non-current deferred tax liabilities	$167.6	$144.1

      At December 31, 2003, the Company’s tax net operating loss (NOL) carryforwards totaling $42.8 million, comprised of $36.7 million state and $6.1 million foreign, were available to reduce future taxable income. NOL carryforwards of $38.3 million expire at various intervals between the years 2004 and 2022. The

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

remaining NOL carryforwards of $4.5 million have an unlimited life. The entire valuation allowance in 2003 and 2002 relates to the NOL carryforwards.

      The Company does not believe other valuation allowances are necessary, because all deductible temporary differences will be utilized primarily by carry back to prior years’ taxable income or as charges against reversals of future taxable temporary differences. Based upon prior earnings history, the Company expects that future taxable income will be sufficient to utilize the remaining deductible temporary differences. The Company has provided deferred taxes, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates.

      The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

	2003	2002	2001
(In millions)
Income tax provision at 35%	$70.4	$56.5	$46.3
State and local income taxes, net of Federal income tax effect	4.0	5.0	4.0
Research and experimentation credit	(5.2)	(4.5)	(4.6)
Foreign sales corporation benefit and extraterritorial income	(4.0)	(2.5)	(4.0)
Taxes related to foreign income, net of credits	(0.3)	0.2	1.4
Goodwill and other amortization	(0.4)	(0.4)	2.0
Other	1.4	3.8	2.4

Actual income tax provision	$65.9	$58.1	$47.5

Effective-tax-rate	32.75%	36.0%	36.0%

      In 2003, the Company lowered its annual effective tax rate from 36.0 percent to 32.75 percent, due in part to the prepayment of the United States Tax Court matter discussed in Note 9, Commitments and Contingencies. As a result of the prepayment, the Company will no longer need to accrue interest costs associated with the United States Tax Court matter. These net after-tax interest costs were previously included in the income tax provision. Additionally, the Company generated higher foreign and state earnings in lower effective-tax-rate jurisdictions.

9.	Commitments and Contingencies

      Financial Commitments. The Company has entered into arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount. The Company has also guaranteed customer payments to third parties that have purchased Company receivables, and, in certain instances, has guaranteed secured term financing for customers. In each type of arrangement, upon repurchase of the obligation, the Company often receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $100 million and approximately $65 million at December 31, 2003 and 2002, respectively.

      The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $185 million and approximately $183 million at December 31, 2003 and 2002, respectively.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Based on historical experience and current facts and circumstances, and in accordance with FIN 45, the Company has reserves to cover potential losses associated with these guarantee and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant.

      Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling approximately $86 million as of December 31, 2003, and approximately $167 million as of December 31, 2002. This amount is primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The decrease in 2003 in the amount of standby letters of credit and surety bonds outstanding was primarily due to the release of the Company from its obligation under a $79.8 million surety bond associated with United States Tax Court matter as a result of the Company’s payment discussed below.

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

      The following activity related to product warranty liabilities was recorded in Accrued Expenses and Long-Term Liabilities — Other at December 31:

	2003	2002
(In millions)
Balance at January 1	$168.3	$157.5
Payments made	(94.4)	(87.4)
Provisions/additions for contracts issued/sold	104.3	96.0
Aggregate changes for preexisting warranties	(0.3)	2.2

Balance at December 31	$177.9	$168.3

      Contracts that extend the product protection beyond the standard product warranty period, which are included in the table above at December 31, 2003 and 2002, were $34.5 million and $28.7 million, respectively.

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

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Since 2002, the Company has been defending itself against a lawsuit brought against Leiserv, Inc. (Leiserv), a Company subsidiary operated by the Bowling & Billiards segment, for alleged violations of the Federal Telephone Consumer Protection Act. The lawsuit was brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received unsolicited faxes from a service provider retained by Leiserv. The Company does not believe the resolution of this lawsuit will have a material adverse effect on the Company’s consolidated financial position or results of operations.

      For several years, the Company, in cooperation with the United States Consumer Products Safety Commission (CPSC), has been administering a recall of approximately 103,000 bicycles that were sold by the Company’s former bicycle division. The bicycles had been equipped with suspension forks that were purchased from a third party supplier and later found to have been defectively manufactured. In September 2003, the Company agreed to pay a fine of $1.0 million imposed by the CPSC based on inadvertent delays in reporting several of the incidents involving the suspension forks. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

      The Company has been named in a number of asbestos-related lawsuits, the majority of which involve Vapor Corporation, a former subsidiary that the Company divested in 1990. Virtually all of the asbestos suits against the Company involve numerous other defendants. The claims generally allege that the Company sold products that contained components, such as gaskets, that included asbestos, and seek monetary damages from the Company. Neither the Company nor Vapor is alleged to have manufactured asbestos. The Company’s insurers have settled a number of asbestos claims for nominal amounts, while a number of other claims have been dismissed. No suit has yet gone to trial. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

      In September 2003, the Company’s Life Fitness division settled a cross trainer patent infringement lawsuit with Precor Incorporated for $25.0 million and future royalty payments. Developments in connection with the mediation of the lawsuit caused the Company to record a $25.0 million charge to operating earnings in the first quarter of 2003. In September 2003, the Company paid $12.5 million related to the settlement, and the Company expects to pay an additional $12.5 million in June 2004.

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

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company has established reserves based on a range of current cost estimates for all known claims.

      The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $45 million to $68 million as of December 31, 2003. At December 31, 2003 and 2002, the Company had reserves for environmental liabilities of $58.7 million and $61.7 million, respectively. Environmental provisions were $0.1 million, $0.5 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

10.	Financial Instruments

      The Company engages in business activities involving both financial and market risks. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations.

      The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2003 and 2002, the fair value of the Company’s long-term debt was $644.9 million and $602.1 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.

      Foreign Currency Derivatives. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to transactions, assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 2003 and 2002, had notional contract values of $86.3 million and $54.3 million, respectively. The approximate fair value of forward exchange contracts was a $3.0 million and $1.7 million liability at December 31, 2003 and 2002, respectively. Option contracts outstanding at December 31, 2003 and 2002, had notional contract values of $102.4 million and $96.4 million, respectively. The approximate fair value of options contracts outstanding was a $1.4 million and $1.7 million liability at December 31, 2003 and 2002, respectively. The forward and options contracts outstanding at December 31, 2003, mature during 2004 and primarily relate to the Euro, Japanese yen, British pound, Canadian dollar, Australian dollar and New Zealand dollar.

      Interest Rate Swaps. The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on the Company’s borrowings. The Company entered into fixed-to-floating interest rate swap agreements with notional amounts of $250.0 million in 2003. The estimated aggregate market value of these seven agreements was a gain of $0.9 million at December 31, 2003. In 2001, the Company entered

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

into four fixed-to-floating interest rate swaps with a notional amount of $150.0 million, which were terminated during 2002 in advance of their scheduled termination date in 2006. The Company recognized a deferred gain of $12.2 million, which is included in long-term debt, and will be amortized through 2006 based upon the underlying debt obligation. The amount of deferred gain at December 31, 2003 and 2002, was $8.6 million and $11.5 million, respectively.

      Commodity. The Company uses commodity swap and forward agreements to hedge anticipated purchases of certain raw materials. Commodity swap contracts outstanding at December 31, 2003 and 2002, had notional values of $21.3 million and $31.2 million, respectively. At December 31, 2003 and 2002, the estimated fair value of these swap contracts was a net asset of $2.4 million and a net liability of $1.2 million, respectively. The contracts outstanding at December 31, 2003, mature throughout 2004 and 2005. The Company also uses futures contracts to manage its exposure to fluctuating natural gas prices, which had a notional contract value of $1.3 million outstanding at December 31, 2003. The estimated fair value of the futures contracts was a net asset of $0.1 million at December 31, 2003. The Company did not enter into any futures contracts in 2002.

      Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an on-going credit evaluation program and security is obtained if required. Concentrations of credit risk with respect to accounts receivable are not material to the Company’s financial position, due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas, with the exception of one boatbuilder customer who had trade accounts receivable and long-term notes receivable, in connection with a supply agreement, outstanding of $53.1 million and $47.7 million at December 31, 2003 and 2002, respectively.

      Accounting for Derivatives. Effective January 1, 2001, the Company adopted SFAS Nos. 133/138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Under SFAS Nos. 133/138, all derivative instruments are recognized on the balance sheet at their fair values. As a result of the adoption of this standard, in the first quarter of 2001, the Company recorded a $2.9 million after-tax loss ($4.7 million pre-tax) as a cumulative effect of a change in accounting principle, primarily resulting from interest rate swaps.

      Cash Flow Hedges — Certain derivative instruments qualify as cash flow hedges under the requirements of SFAS Nos. 133/138. The Company executes forward contracts and options, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of certain raw materials, and natural gas forwards, based on projected consumption in the manufacturing process, to manage exposure related to risk from price changes.

      A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated Other Comprehensive Income (Loss), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument’s change in fair value is recorded directly in Other Income (Expense) in the period of change and was not material to the results of operations for the years ended December 31, 2003, 2002 and 2001.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following activity related to cash flow hedges was recorded in Accumulated Other Comprehensive Income (Loss):

	Accumulated
	Unrealized Derivative
	Gains (Losses)
	Year Ended
	December 31, 2003

	Pre-tax	After-tax
(In millions)
Beginning balance	$(3.2)	$(2.1)
Net change associated with current period hedging activity	(6.4)	(4.3)
Net amount reclassified into earnings	6.0	4.0

Net accumulated unrealized derivative losses	$(3.6)	$(2.4)

      The Company estimates that $0.4 million of after-tax net realized losses from derivatives deferred in Accumulated Other Comprehensive Income (Loss) will be realized in earnings over the next 12 months. At December 31, 2003, the term of derivative instruments hedging forecasted transactions ranges from one to twenty-four months.

      Fair Value Hedges — During 2003 and 2002, the Company entered into foreign currency derivative contracts, which qualify as fair value hedges under the requirements of SFAS Nos. 133/138. The Company enters into foreign currency forward contracts to hedge the changes in the fair value of receivables or payables caused by changes in the exchange rates of foreign currencies. A fair value hedge requires that the change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the receivable or payable of the Company be recorded through earnings, with any difference reflecting the ineffectiveness of the hedge. Any ineffective portion of a derivative instrument’s change in fair value is recorded directly in Other Income (Expense) in the period of change and was not material to the results of operations for the years ended December 31, 2003, 2002 and 2001.

11.	Accrued Expenses

      Accrued Expenses at December 31 were as follows:

	2003	2002
(In millions)
Accrued compensation and benefit plans	$176.7	$158.9
Product warranties	143.4	139.6
Sales incentives and discounts	109.1	111.3
Insurance reserves	65.5	71.3
Environmental reserves	58.7	61.7
Other	203.3	142.7

Total accrued expenses	$756.7	$685.5

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

12.	Debt

      Short-Term Debt at December 31 consisted of the following:

	2003	2002
(In millions)
Notes payable	$18.0	$4.1
Current maturities of long-term debt	5.8	24.8

Total short-term debt	$23.8	$28.9

      Long-Term Debt at December 31 consisted of the following:

	2003	2002
(In millions)
Notes, 6.75% due 2006, net of discount of $0.6 and $0.9	$249.4	$249.1
Notes, 7.125% due 2027, net of discount of $1.1 and $1.2	198.9	198.8
Debentures, 7.375% due 2023, net of discount of $0.6 and $0.6	124.4	124.4
Guaranteed ESOP debt, 8.13% payable through 2004	5.4	15.5
Notes, 3.00% to 4.50% payable through 2008	1.6	14.1
Fair value hedge adjustments and other	9.9	12.4

	589.6	614.3
Current maturities	(5.8)	(24.8)

Long-term debt	$583.8	$589.5

Scheduled maturities
2005	$0.8
2006	259.4
2007	0.2
2008	0.1
Thereafter	323.3

Total	$583.8

      In the fourth quarter of 2002, the Company deferred a realized gain of $12.2 million on the termination of interest rate swaps in advance of their scheduled termination date. This deferred gain was reported in long-term debt and is included in Fair Value Hedge Adjustments and Other. The deferred gain will be amortized through 2006 based upon the underlying debt, reducing interest expense. The amount of deferred gain included in Fair Value Hedge Adjustments and Other was $8.6 million and $11.5 million at December 31, 2003 and 2002, respectively. Also included in Fair Value Hedge Adjustments and Other is the estimated aggregate market value related to the $250.0 million notional value of fixed-to-floating interest rate swaps discussed in Note 10, Financial Instruments, and capital lease obligations.

      The Company has a $350.0 million long-term revolving credit agreement with a group of banks, which terminates on November 15, 2005. Under the terms of the agreement, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by JPMorgan Chase Bank or the Federal Funds effective rate plus 0.5 percent, or a rate tied to LIBOR. The Company pays a facility fee of 15 basis points per annum, which is subject to adjustment based on credit ratings. Under the terms of the agreement, the Company is subject to a leverage test, as well as a restriction on secured debt. The Company was in compliance with these covenants at December 31, 2003. There were no borrowings under the revolving

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

credit agreement during 2003, and the agreement continues to serve as support for commercial paper borrowings when commercial paper is outstanding. The Company has the ability to issue up to $100.0 million in letters of credit within the revolving credit facility, with $64.6 million in letters of credit outstanding at December 31, 2003. The Company had borrowing capacity of $285.4 million under the terms of this agreement at December 31, 2003, net of outstanding letters of credit.

13.	Pension and Other Postretirement Benefits

      The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company’s domestic pension and retiree health care and life insurance benefit plans, which are discussed below, provide benefits based on years of service, and for some plans, the average compensation prior to retirement. The Company uses a December 31 measurement date for these plans. Effective December 31, 2003, the Company adopted the disclosure provisions of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The Company’s salaried pension plan was closed to new participants effective April 1, 1999. This plan was replaced with a defined contribution plan for certain employees not meeting age and service requirements and for new hires. The Company’s foreign benefit plans are not significant individually or in the aggregate.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Company’s postretirement benefit obligation and net periodic benefit cost do not reflect the effects of the Act. The Company is currently evaluating the impact of the Act on its health care benefit plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require a change in previously reported information.

      Costs. Pension and other postretirement benefit (income) costs included the following components for 2003, 2002 and 2001:

				Other Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001
(In millions)
Service cost	$14.2	$15.7	$16.9	$1.4	$1.8	$1.9
Interest cost	56.2	57.8	55.9	4.8	5.4	4.2
Expected return on plan assets	(53.7)	(62.1)	(69.6)	—	—	—
Amortization of prior service costs	5.6	5.7	5.9	(2.1)	(0.5)	(0.5)
Amortization of net actuarial (gain) loss	19.4	3.2	0.6	—	(0.1)	(0.9)
Settlement/curtailment (gain) loss	—	1.7	—	—	(1.5)	—

Net pension and other benefit costs	$41.7	$22.0	$9.7	$4.1	$5.1	$4.7

      The $19.4 million amortization of net actuarial loss reflects a significant increase from the 2002 amortization of net actuarial benefit loss, which was primarily attributable to negative investment returns on plan assets.

      Benefit Obligations and Funded Status. A reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2003, and a statement of the funded

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

status at December 31 for these years for the Company’s pension and other postretirement benefit plans follow:

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002
(In millions)
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$869.8	$820.6	$72.6	$84.3
Service cost	14.2	15.7	1.4	1.8
Interest cost	56.2	57.8	4.8	5.4
Curtailment gain	—	—	—	(1.5)
Participant contributions	—	—	1.0	2.3
Plan amendments	5.2	0.2	—	(12.9)
Acquisition	1.8	—	0.3	—
Actuarial (gains) losses	23.8	25.5	5.1	(0.5)
Benefit payments	(45.5)	(44.1)	(5.0)	(6.3)
Settlement payment	—	(5.9)	—	—

Benefit obligation at December 31	$925.5	$869.8	$80.2	$72.6

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$638.9	$710.7	$—	$—
Actual return on plan assets	137.2	(75.1)	—	—
Employer contributions	54.4	53.3	4.0	4.0
Participant contributions	—	—	1.0	2.3
Benefit payments	(45.5)	(44.1)	(5.0)	(6.3)
Settlement payment	—	(5.9)	—	—

Fair value of plan assets at December 31	$785.0	$638.9	$—	$—

Funded status:
Funded status at December 31	$(140.5)	$(230.9)	$(80.2)	$(72.6)
Unrecognized prior service cost (credit)	37.9	38.3	(14.5)	(16.7)
Unrecognized actuarial (gains) losses	206.9	285.6	1.5	(3.5)

Prepaid (accrued) benefit cost	$104.3	$93.0	$(93.2)	$(92.8)

      Plan amendments totaling $12.9 million included in Other Postretirement Benefits in 2002 principally relate to plan design changes including the reduction of medical and life insurance benefits for certain employees. The $5.9 million settlement payment in 2002 represents a lump sum distribution to a former executive for benefits earned in the Company’s unfunded, nonqualified pension plan.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The amounts included in the Company’s balance sheets as of December 31 were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002
(In millions)
Prepaid benefit cost	$39.6	$27.0	$—	$—
Accrued benefit liability	(113.7)	(189.9)	(93.2)	(92.8)
Intangible asset	29.9	32.4	—	—
Accumulated other comprehensive loss	148.5	223.5	—	—

Net amount recognized	$104.3	$93.0	$(93.2)	$(92.8)

      Minimum pension liabilities of $90.7 million after-tax ($148.5 million pre-tax) and $136.5 million after-tax ($223.5 million pre-tax) are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets as of December 31, 2003 and 2002, respectively. The adjustment for the change in the additional minimum liability increased Accumulated Other Comprehensive Income (Loss) by $45.8 million after-tax ($75.0 million pre-tax) for the year ended December 31, 2003, whereas the same adjustment for 2002 decreased Accumulated Other Comprehensive Income (Loss) by $115.7 million after-tax ($189.4 million pre-tax) for the year ended December 31, 2002.

      The accumulated benefit obligation for the Company’s pension plans was $892.7 million and $828.8 million at December 31, 2003 and 2002, respectively.

      The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets at December 31 were as follows:

	2003	2002
(In millions)
Projected benefit obligation	$841.5	$820.4
Accumulated benefit obligation	808.7	779.4
Fair value of plan assets	695.0	589.5

      Positive conditions in the equity markets in 2003, along with discretionary pension contributions of $52.0 million, had a favorable impact on the funded status of the Company’s qualified pension plans in 2003, despite a decrease in the discount rate. Adverse conditions in the equity markets, along with the low interest rate environment, had an unfavorable impact on the funded status of the Company’s qualified pension plans in 2002, despite discretionary pension contributions of $45.0 million.

      Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market value of assets are amortized over the remaining service period of active plan participants.

      The assumed health care cost trend rate for other postretirement benefits for December 31 was as follows:

	Pre-65 Benefits		Post-65 Benefits

	2003	2002	2003	2002

Health care cost trend rate for next year	8.0%	9.0%	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2006	2006	2008	2008

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2003, would have the following effects:

	One Percent	One Percent
	Increase	Decrease
(In millions)
Effect on total of service and interest cost	$0.6	$(0.6)
Effect on accumulated postretirement benefit obligation	7.4	(6.4)

      The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

      Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increase(A)	4.5%	4.5%

(A)	Assumption used in determining pension benefit obligation only.

      Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Long-term rate of return on plan assets(A)	8.5%	9.0%	9.5%
Rate of compensation increase(A)	4.5%	5.5%	5.5%

(A) Assumption used in determining pension benefit obligation only.

      The Company utilizes the Moody’s Aa long-term corporate bond yield as a basis for determining the discount rate with a yield adjustment made for the longer duration of the Company’s benefit obligations and a further adjustment to reflect annual yields. The Company also benchmarks its discount rate selection against other companies with similar pension obligations. The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations of investment returns. The Company reduced its long-term rate of return on assets assumption to 8.5 percent in 2003 from 9.0 percent in 2002 and 9.5 percent in 2001 to reflect unfavorable market trends, the potential for lower future returns due to generally lower interest rates and the historical weighted average total return actually achieved by the plans’ assets.

      Assets of the Company’s Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. The Trust strategically diversifies its investments among various asset classes in order to reduce risks and enhance returns. Long-term strategic weightings for the total Trust of 67.0 percent equity securities, 23.0 percent and 10.0 percent for interest-sensitive investments (debt securities and other) and real estate, respectively, are within the Company’s target allocation ranges. The ranges are 55.0 percent to 75.0 percent, 12.0 percent to 35.0 percent, and 5.0 percent to 15.0 percent for equity securities, interest-sensitive investments and real estate, respectively. All investments are continually monitored and reviewed, with evaluation considerations focusing on strategic target allocations,

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Actual asset allocations within the Trust are described below.

      Plan Assets. The Company’s asset allocation for its qualified pension plans at December 31 by asset category were as follows:

	Percentage of
	Plan Assets

	2003	2002

Asset Category
Equity securities	65.0%	60.0%
Debt securities	17.0	18.0
Real estate	9.0	11.0
Other	9.0	11.0

Total	100.0%	100.0%

      Equity securities include 0.1 million shares of the Company’s common stock with a market value of $3.6 million or 0.5 percent of total plan assets and 1.8 million shares with a market value of $36.7 million or 5.7 percent of total plan assets at December 31, 2003 and 2002, respectively. Dividends received on the Company’s common stock totaled $0.1 million and $0.9 million in 2003 and 2002, respectively.

      The Company’s nonqualified pension plan and other postretirement benefit plans are not funded.

      Expected Cash Flows. The expected cash flows for the Company’s pension plans follow:

Pension
Benefits
(In millions)
Company contributions expected to be made in 2004	$32.4

Expected benefit payments (which reflect future service):
2004	$49.6
2005	52.0
2006	54.7
2007	57.5
2008	60.5
2009-2013	344.4

      Employer contributions expected in 2004 include up to $30.0 million in discretionary funding to the qualified pension plans and $2.4 million to cover benefit payments in the unfunded, nonqualified plan. As permitted under SFAS No. 132, expected cash flows from the Company’s other postretirement benefits will be disclosed in 2004.

      The Company’s contributions to its defined contribution plans are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. The expense related to these plans was $37.4 million, $26.2 million and $21.3 million in 2003, 2002 and 2001, respectively. Company contributions to multiemployer plans were $0.7 million, $1.4 million and $1.9 million in 2003, 2002 and 2001, respectively.

14.	Stock Plans and Management Compensation

      Under the 2003 Stock Incentive Plan and 1991 Stock Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other types of awards to executives and other management employees.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Issuances under the plans may be from either authorized but unissued shares or treasury shares. As of December 31, 2003, these plans allow for the issuance of a maximum of 20.2 million shares. Shares available for grant totaled 3.6 million at December 31, 2003.

      Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resource and Compensation Committee of the Board of Directors. Options generally vest over three to five years, or immediately in the event of a change in control. The option price per share cannot be less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of non-employee directors. Stock option activity for all plans for the three years ended December 31, was as follows:

	2003		2003		2003

		Weighted		Weighted		Weighted
	Stock	Average	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price

	(Options in thousands)
Outstanding on January 1	9,266	$22.51	10,481	$21.87	8,874	$22.18
Granted	454	$23.13	1,013	$25.10	2,685	$20.02
Exercised	(1,877)	$20.49	(2,045)	$20.06	(560)	$17.57
Forfeited	(228)	$24.64	(183)	$28.21	(518)	$22.14

Outstanding on December 31	7,615	$22.97	9,266	$22.51	10,481	$21.87

Exercisable on December 31	5,028	$23.58	5,793	$23.24	6,067	$22.92

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price

	(Options in thousands)			(Options in thousands)
$16.13 to 18.99	1,024	5.4 years	$18.70	789	$18.69
$19.00 to 19.99	2,142	6.6 years	$19.85	1,143	$19.88
$20.00 to 25.00	3,013	6.1 years	$22.96	1,798	$22.78
$25.01 to 35.44	1,436	4.2 years	$30.71	1,298	$30.95

      The weighted-average fair value of individual options granted during 2003, 2002 and 2001 was $7.23, $8.33 and $5.46, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2003, 2002 and 2001, respectively:

	2003	2002	2001

Risk-free interest rate	2.7%	4.2%	4.2%
Dividend yield	2.2%	2.0%	2.8%
Volatility factor	37.9%	37.4%	33.1%
Weighted-average expected life	5 years	5 years	5 years

      The Company maintains a leveraged employee stock ownership plan (ESOP) that covers all domestic employees of the Company who have been employed by the Company on or before the first day of the ESOP’s year and on December 1 of the ESOP’s year and have completed at least 1,000 hours of service during the year. In April 1989, the ESOP borrowed $100 million to purchase 5,095,542 shares of the Company’s common stock at $19.625 per share. The debt of the ESOP is guaranteed by the Company and is recorded in the

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Company’s financial statements. All ESOP shares are considered outstanding for earnings per share purposes. The ESOP shares are maintained in a suspense account until released and allocated to participants’ accounts.

      Shares committed-to-be-released, allocated and remaining in suspense at December 31 were as follows:

	2003	2002
(Shares in thousands)
Committed-to-be-released	253	272
Allocated	2,405	2,219
Suspense	164	493

      Under the grandfathered provisions of Statement of Position (SOP) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans,” the expense recorded by the Company is based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividends received. Dividends are primarily used by the ESOP to pay down debt.

      The Company’s contributions to the ESOP, along with related expense amounts, were as follows:

	2003	2002	2001
(In millions)
Compensation expense	$8.9	$7.7	$6.9
Interest expense	0.9	1.7	2.6
Dividends	1.4	1.8	1.7

Total debt service payments	$11.2	$11.2	$11.2

      The fair value of the unearned ESOP shares was approximately $5.2 million and $9.8 million at December 31, 2003 and 2002, respectively. The ESOP agreement terminates in 2004.

      The Company has certain employment agreements and a severance plan that become effective upon a change in control of the Company, which will result in compensation expense in the period in which a change in control occurs.

15.	Treasury and Preferred Stock

      Treasury stock activity for the past three years was as follows:

	2003	2002	2001
(Shares in thousands)
Balance at January 1	12,377	14,739	15,194
Compensation plans and other	(1,969)	(2,362)	(455)

Balance at December 31	10,408	12,377	14,739

      At December 31, 2003, 2002 and 2001, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2003, 2002 and 2001).

16.	Preferred Share Purchase Rights

      In February 1996, the Board of Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of the Company’s common stock. Under certain conditions, each holder of Rights may purchase one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $85 for each Right held. The Rights expire on April 1, 2006.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The Rights become exercisable at the earlier of (1) a public announcement that a person or group acquired or obtained the right to acquire 15 percent or more of the Company’s common stock or (2) 15 days (or such later time as determined by the Board of Directors) after commencement or public announcement of an offer for more than 15 percent of the Company’s common stock. After a person or group acquires 15 percent or more of the common stock of the Company, other shareholders may purchase additional shares of the Company at 50 percent of the current market price. These Rights may cause substantial ownership dilution to a person or group who attempts to acquire the Company without approval of the Company’s Board of Directors.

      The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $.01 per Right at any time prior to a person’s or group’s acquisition of 15 percent or more of the Company’s common stock. A Right also will be issued with each share of the Company’s common stock that becomes outstanding prior to the time the Rights become exercisable or expire.

      In the event that the Company is acquired in a merger or other business combination transaction, provision will be made so that each holder of Rights will be entitled to buy the number of shares of common stock of the surviving Company that at the time of such transaction would have a market value of two times the exercise price of the Rights.

17.	Leases

      The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers, fitness retail locations, and certain personal property. The longest of these obligations extends through 2033. Most leases contain renewal options and some contain purchase options. Many leases for Company-operated bowling centers contain escalation clauses, and many provide for contingent rentals based on percentages of gross revenue. No leases contain restrictions on the Company’s activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

	2003	2002	2001
(In millions)
Basic expense	$48.0	$42.5	$40.3
Contingent expense	1.7	1.9	1.0
Sublease income	(1.5)	(1.1)	(1.4)

Rent expense, net	$48.2	$43.3	$39.9

      Future minimum rental payments at December 31, 2003, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(In millions)
2004	$36.3
2005	32.1
2006	27.2
2007	20.5
2008	16.4
Thereafter	43.3

Total (not reduced by minimum sublease rentals of $0.7)	$175.8

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

18.	Discontinued Operations

      During 2000, the Company announced its intention to divest the following businesses that comprised its former outdoor recreation segment: fishing, camping, bicycle, cooler, marine accessories and hunting sports accessories. The consolidated financial statements for all periods were restated to present these businesses as discontinued operations in accordance with APB No. 30, “Reporting the Results of Operations — Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

      The Company substantially completed the disposal of its outdoor recreation segment in 2001 with the sale of its hunting sports accessories, North American fishing and cooler businesses and received cash proceeds of approximately $74 million and notes which were valued at their estimated fair market value of approximately $10 million. Net assets of discontinued operations offered for sale consisted of current assets and liabilities and net property, plant and equipment for these operations, net of a reserve for disposal. On December 31, 2002, the Company decided to retain its marine accessories businesses after efforts to sell them were unsuccessful, thus concluding the outdoor recreation’s divestiture program. The financial results of these retained businesses which operate under the brand names MotorGuide, Pinpoint and Swivl-Eze, were not material to the Company’s consolidated financial statements.

BRUNSWICK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

19.	Quarterly Data (unaudited)

	Quarter

	1st	2nd	3rd	4th	Year
(In millions, except per share data)
2003
Net sales	$934.5	$1,071.0	$1,036.3	$1,086.9	$4,128.7

Gross margin	$208.8	$263.8	$255.1	$269.4	$997.1

Net earnings	$3.8	$53.6	$37.9	$39.9	$135.2

Basic earnings per common share:
Net earnings	$0.04	$0.59	$0.42	$0.43	$1.48

Diluted earnings per common share:
Net earnings	$0.04	$0.59	$0.41	$0.43	$1.47

Dividends declared	$—	$—	$—	$0.50	$0.50
Common stock price (NYSE symbol: BC):
High	$21.28	$26.53	$28.48	$32.08	$32.08
Low	$16.35	$18.51	$24.20	$25.19	$16.35
2002
Net sales	$866.7	$1,017.2	$900.0	$928.0	$3,711.9

Gross margin	$191.4	$239.8	$205.6	$223.1	$859.9

Earnings before cumulative effect of change in accounting principle	$13.2	$46.2	$23.6	$20.5	$103.5
Cumulative effect of change in accounting principle, net of tax	(25.1)	—	—	—	(25.1)

Net earnings (loss)	$(11.9)	$46.2	$23.6	$20.5	$78.4

Basic earnings (loss) per common share:
Earnings before cumulative effect of change in accounting principle	$0.15	$0.51	$0.26	$0.23	$1.15
Cumulative effect of change in accounting principle, net of tax	(0.28)	—	—	—	(0.28)

Net earnings (loss)	$(0.13)	$0.51	$0.26	$0.23	$0.87

Diluted earnings (loss) per common share:
Earnings before cumulative effect of change in accounting principle	$0.15	$0.51	$0.26	$0.22	$1.14
Cumulative effect of change in accounting principle, net of tax	(0.28)	—	—	—	(0.28)

Net earnings (loss)	$(0.13)	$0.51	$0.26	$0.22	$0.86

Dividends declared	$—	$—	$—	$0.50	$0.50
Common stock price (NYSE symbol: BC):
High	$28.25	$30.01	$28.20	$22.53	$30.01
Low	$21.51	$24.68	$18.30	$18.48	$18.30

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

BRUNSWICK CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at
Allowances for	beginning	Charges to				Balance at
losses on receivables	of year	profit and loss	Write-offs	Recoveries	Other	end of year

2003	$31.8	$5.5	$(6.7)	$0.8	$(0.1)	$31.3

2002	$26.1	$10.8	$(6.6)	$0.8	$0.7	$31.8

2001	$21.2	$13.7	$(13.1)	$0.5	$3.8	$26.1

	Balance at
Deferred tax asset	beginning	Charges to				Balance at
valuation allowance	of year	profit and loss	Write-offs	Recoveries	Other	end of year

2003	$7.0	$—	$—	$—	$(0.6)	$6.4

2002	$6.9	$—	$—	$—	$0.1	$7.0

2001	$7.3	$—	$—	$—	$(0.4)	$6.9

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION

By:	/s/ ALAN L. LOWE

Alan L. Lowe
Vice President and Controller

March 3, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Signature

George W. Buckley Chairman and Chief Executive Officer (Principal Executive Officer) and Director /s/ GEORGE W. BUCKLEY*	Manuel A. Fernandez Director /s/ MANUEL A. FERNANDEZ*

Peter G. Leemputte Senior Vice President and Chief Financial Officer (Principal Financial Officer) /s/ PETER G. LEEMPUTTE	Peter B. Hamilton Vice Chairman and President — Brunswick Bowling & Billiards and Director /s/ PETER B. HAMILTON*

Alan L. Lowe Vice President and Controller (Principal Accounting Officer) /s/ ALAN L. LOWE	Peter Harf Director /s/ PETER HARF*

Nolan D. Archibald Director /s/ NOLAN D. ARCHIBALD*	Graham H. Phillips Director /s/ GRAHAM H. PHILLIPS*

Dorrit J. Bern Director /s/ DORRIT J. BERN*	Robert L. Ryan Director /s/ ROBERT L. RYAN*

Signature	Signature

Jeffrey L. Bleustein Director /s/ JEFFREY L. BLEUSTEIN*	Roger W. Schipke Director /s/ ROGER W. SCHIPKE*

Michael J. Callahan Director /s/ MICHAEL J. CALLAHAN*	Ralph C. Stayer Director /s/ RALPH C. STAYER*

      Peter G. Leemputte, pursuant to a Power of Attorney (executed by each of the officers and directors identified above with an asterisk and filed with the Securities and Exchange Commission), by signing his name hereto does hereby sign and execute this report of Brunswick Corporation on behalf of each of the officers and directors named above in the capacities in which the names of each appear above.

By:	/s/ PETER G. LEEMPUTTE

Peter G. Leemputte
Senior Vice President and Chief Financial Officer

March 3, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company filed as Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and hereby incorporated by reference.
3.2	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for 1995, and hereby incorporated by reference.
3.3	By-Laws of the Company filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for 2002, and hereby incorporated by reference.
4.1	Indenture dated as of March 15, 1987, between the Company and Continental Illinois National Bank and Trust Company of Chicago filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference.
4.2	Officers’ Certificate setting forth terms of the Company’s $125,000,000 principal amount of 7 3/8% Debentures due September 1, 2023, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for 1993, and hereby incorporated by reference.
4.3	Form of the Company’s $250,000,000 principal amount of 6 3/4% Notes due December 15, 2006, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 10, 1996, and hereby incorporated by reference.
4.4	Form of the Company’s $200,000,000 principal amount of 7 1/8% Notes due August 1, 2027, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 4, 1997, and hereby incorporated by reference.
4.5	The Company’s agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for 1980, and hereby incorporated by reference.
4.6	Rights Agreement dated as of February 5, 1996, between the Company and Harris Trust and Savings Bank filed as Exhibit 1 to the Company’s Registration Statement for Preferred Share Purchase Rights on Form 8-A dated March 13, 1996, and hereby incorporated by reference.
4.7	Amendment to Rights Agreement dated as of February 16, 2004 between the Company and LaSalle Bank National Association filed as Exhibit 4.2 to the Company’s Amended Registration Statement for Preferred Share Purchase Rights on Form 8-A/A dated February 18, 2004, and hereby incorporated by reference.
4.8	Credit Agreement dated as of May 22, 1997, setting forth the terms of the Company’s $400,000,000 Revolving Credit and Competitive Advance Facility with Chase Manhattan Bank, administrative agent, and other lenders identified in the Credit Agreement, filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for 2001, and hereby incorporated by reference.
4.9	Credit Agreement dated as of November 15, 2002, setting forth the terms of the Company’s $350,000,000 Revolving Credit and Competitive Bid Loan Facility with JPMorgan Chase Bank, administrative agent, and other lenders identified in the Credit Agreement, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for 2002, and hereby incorporated by reference.
10.1*	Employment Agreement dated December 1, 1995, by and between the Company and Peter B. Hamilton filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 1995, and hereby incorporated by reference.
10.2*	Amendment dated as of October 9, 1998, to Employment Agreement by and between the Company and Peter B. Hamilton filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.3*	Form of Change of Control Agreement by and between the Company and each of K. J. Chieger, T.J. Chung, W. J. Gress, K. S. Grodzki, P. B. Hamilton, P. G. Leemputte, B. R. Lockridge, P. C. Mackey, D. E. McCoy, W. L. Metzger, V. J. Reich, A. L. Lowe, M. I. Smith, D. B. Tompkins, C. Trudell, S. M. Wolpert and J. P. Zelisko, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

Exhibit No.	Description

10.4*	Form of Change of Control Agreement by and between the Company and G. W. Buckley filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.
10.5*	1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company’s definitive Proxy Statement dated March 25, 1994, for the Annual Meeting of Stockholders on April 27, 1994, and hereby incorporated by reference.
10.6*	1995 Stock Plan for Non-Employee Directors filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.7*	Supplemental Pension Plan filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.8*	Form of insurance policy issued for the life of each of the Company’s executive officers, together with the specifications for each of these policies, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for 1980, and hereby incorporated by reference.
10.9*	Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, D. J. Bern, J. L. Bleustein, M. J. Callahan, M. A. Fernandez, P. Harf, J. W. Lorsch, B. Martin Musham, G.H. Phillips, R. L. Ryan, R. C. Stayer, and R. W. Schipke filed as Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.
10.10*	Form of Indemnification Agreement by and between the Company and each of G. W. Buckley, K. J. Chieger, T.J. Chung, W. J. Gress, K. S. Grodzki, P. B. Hamilton, P. G. Leemputte, B. R. Lockridge, A. L. Lowe, P. C. Mackey, D. E. McCoy, W. L. Metzger, V. J. Reich, M. I. Smith, D. B. Tompkins, C. Trudell, S. M. Wolpert and J. P. Zelisko, filed as Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.
10.11*	1991 Stock Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and hereby incorporated by reference.
10.12*	Change in Control Severance Plan filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.13*	Brunswick Performance Plan for 2001 filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for 2000, and hereby incorporated by reference.
10.14*	Brunswick Performance Plan for 2002 filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for 2001, and hereby incorporated by reference.
10.15*	Brunswick Performance Plan for 2003, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for 2002, and hereby incorporated by reference.
10.16*	Brunswick Performance Plan for 2004.
10.17*	Brunswick Strategic Incentive Plan for 2000-2001 filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for 1999, and hereby incorporated by reference.
10.18*	Brunswick Strategic Incentive Plan for 2001-2002 filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for 2000, and hereby incorporated by reference.
10.19*	Brunswick Strategic Incentive Plan for 2002-2003, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for 2002, and hereby incorporated by reference.
10.20*	Brunswick Strategic Incentive Plan for 2003-2004.
10.21*	Brunswick Strategic Incentive Plan for 2004-2005.
10.22*	1997 Stock Plan for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.23*	Elective Deferred Compensation Plan filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.24*	Automatic Deferred Compensation Plan.

Exhibit No.	Description

10.25*	Promissory Note dated March 2, 2001, by and between George W. Buckley and the Company filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for 2000, and hereby incorporated by reference.
10.26*	Brunswick Restoration Plan filed as Exhibit 4.7 to the Company’s Registration Statement of Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.27*	Brunswick 2003 Stock Incentive Plan filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
12.1	Statement regarding computation of ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors.
23.2	Information Regarding Consent of Arthur Andersen LLP.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.