Form 10-Q
period 2004-03-31
BRUNSWICK CORP
filed 2004-05-07
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
(X)     Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                                               to

Commission file number 1-1043

BRUNSWICK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-0848180
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

1 N. Field Court, Lake Forest, IL	60045-4811
(Address of principal executive offices	(Zip Code)

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

Yes   X           No

At  April 30, 2004, there were 94,718,071 shares of common stock ($0.75 par value) outstanding.

Part I. Financial Information

Item 1 — Financial Statements

Brunswick Corporation
Consolidated Statements of Income
for the three months ended March 31
(in millions, except per share data)
(unaudited)

	2004	2003

Net sales	$1,199.6	$934.5
Cost of sales	902.3	725.7
Selling, general and administrative expense	186.1	143.1
Research and development expense	32.7	27.7
Litigation charge	-	25.0

Operating earnings	78.5	13.0
Interest expense	(10.1)	(10.7)
Other income	3.2	3.6

Earnings before income taxes	71.6	5.9
Income tax provision	23.6	2.1

Net earnings	$48.0	$3.8

Basic earnings per common share	$0.51	$0.04
Diluted earnings per common share	0.50	0.04
Average shares used for computation of:
Basic earnings per share	93.7	90.6
Diluted earnings per share	95.6	90.6

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of March 31, 2004, December 31, 2003, and March 31, 2003
(in millions)

	March 31,	December 31,	March 31,
	2004	2003	2003

	(unaudited)		(unaudited)

Assets
Current assets
Cash and cash equivalents, at cost,
which approximates market	$173.8	$345.9	$280.0
Accounts and notes receivable,
less allowances of $32.3, $31.3 and $31.5	455.3	374.4	441.7
Inventories
Finished goods	394.7	325.3	293.4
Work-in-process	222.6	205.7	209.8
Raw materials	105.5	92.8	64.5

Net inventories	722.8	623.8	567.7

Prepaid income taxes	297.5	302.3	302.6
Prepaid expenses and other	51.4	68.8	43.4

Current assets	1,700.8	1,715.2	1,635.4

Property
Land	70.9	70.3	67.9
Buildings and improvements	527.4	505.7	480.5
Equipment	1,057.0	1,042.5	998.2

Total land, buildings and improvements and equipment	1,655.3	1,618.5	1,546.6
Accumulated depreciation	(933.1)	(912.4)	(888.2)

Net land, buildings and improvements and equipment	722.2	706.1	658.4
Unamortized product tooling costs	125.6	121.0	119.4

Net property	847.8	827.1	777.8

Other assets
Goodwill	573.8	515.1	463.0
Other intangibles	283.5	184.6	114.9
Investments	164.5	148.1	103.6
Other long-term assets	219.8	212.4	195.3

Other assets	1,241.6	1,060.2	876.8

Total assets	$3,790.2	$3,602.5	$3,290.0

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of March 31, 2004, December 31, 2003, and March 31, 2003
(in millions, except per share data)

	March 31,	December 31,	March 31,
	2004	2003	2003

	(unaudited)		(unaudited)

Liabilities and shareholders' equity
Current liabilities
Short-term debt, including
current maturities of long-term debt	$48.8	$23.8	$30.7
Accounts payable	334.1	321.3	281.0
Accrued expenses	758.4	756.7	650.5

Current liabilities	1,141.3	1,101.8	962.2

Long-term liabilities
Debt	585.8	583.8	588.1
Deferred income taxes	169.1	167.6	139.4
Postretirement and postemployment benefits	234.1	232.0	317.2
Other	206.6	194.3	177.3

Long-term liabilities	1,195.6	1,177.7	1,222.0

Shareholders' equity
Common stock; authorized: 200,000,000 shares,
$0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	322.4	310.0	308.8
Retained earnings	1,250.0	1,202.0	1,116.5
Treasury stock, at cost:
8,133,000, 10,408,000 and 12,286,000 shares	(131.7)	(183.6)	(226.6)
Unamortized ESOP expense and other	(5.3)	(10.1)	(20.7)
Accumulated other comprehensive income (loss)	(59.0)	(72.2)	(149.1)

Shareholders' equity	1,453.3	1,323.0	1,105.8

Total liabilities and shareholders' equity	$3,790.2	$3,602.5	$3,290.0

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Statements of Cash Flows
For the three months ended March 31
(unaudited)
(in millions)

	2004	2003

Cash flows from operating activities
Net earnings	$48.0	$3.8
Depreciation and amortization	38.3	35.6
Changes in noncash current assets and current liabilities	(155.6)	(110.3)
Income taxes	37.9	6.0
Other, net	16.2	22.7

Net cash used for operating activities	(15.2)	(42.2)

Cash flows from investing activities
Capital expenditures	(32.5)	(19.9)
Investments	(4.9)	(11.9)
Acquisitions of businesses, net of cash acquired	(196.2)	-
Other, net	(0.9)	-

Net cash used for investing activities	(234.5)	(31.8)

Cash flows from financing activities
Net issuances of commercial paper and other
short-term debt	24.2	2.2
Stock options exercised	53.4	0.4

Net cash provided by financing activities	77.6	2.6

Net decrease in cash and cash equivalents	(172.1)	(71.4)
Cash and cash equivalents at January 1	345.9	351.4

Cash and cash equivalents at March 31	$173.8	$280.0

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
March 31, 2004, December 31, 2003, and March 31, 2003
(unaudited)

Note 1 — Significant Accounting Policies

Interim Financial Statements. The unaudited financial data of Brunswick Corporation (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements and notes prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain previously reported amounts have been reclassified to conform with the current-period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K (the 2003 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended March 31, 2004 and 2003. Due to the seasonality of the Company’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first quarters of fiscal year 2004 and 2003 ended on April 3, 2004, and March 29, 2003, respectively.

Inventories.     As a result of the growth in, and demonstrated viability of, the Company’s engine remanufacturing business, the Company began capturing and valuing used engine core inventory in the first quarter of 2004. These cores were principally obtained through returns under the Company’s warranty programs and, to a lesser extent, trade-ins on the purchase of remanufactured engines.

Stock-based Compensation. The Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company recognizes no compensation cost related to stock options granted in its Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes. Refer to Notes 1 and 14 to the consolidated financial statements in the 2003 Form 10-K for further detail relating to the Company’s stock-based compensation.

The Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its outstanding stock option plans as of March 31:

(in millions, except per share data)
	2004	2003

Net Earnings:
As reported	$48.0	$3.8
Less: Total stock-based employee compensation expense
determined under fair value-based method for all
awards, net of tax	1.5	1.2

Pro forma	$46.5	$2.6

Basic earnings per common share:
As reported	$0.51	$0.04
Pro forma	0.50	0.03
Diluted earnings per common share:
As reported	$0.50	$0.04
Pro forma	0.49	0.03

New Accounting Standards. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company was required to apply FIN 46 by the end of the first reporting period after March 15, 2004, for entities which were created before February 1, 2003. The adoption of FIN 46 was immediate for variable interest entities created after January 31, 2003. The Company has evaluated the provisions of FIN 46 and determined that the Company does not have any material variable interest entities that require consolidation into the Company’s financial statements.

Note 2 — Earnings Per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested restricted shares.

Basic shares increased by 3.1 million in the first quarter of 2004, primarily due to shares issued upon the exercise of employee stock options. The increase in the dilutive effect for the 2004 quarterly period is a result of the increase in common stock equivalents related to unexercised employee stock options due to an increase in the Company’s average stock price during the period.

Basic and diluted earnings per share for the three months ended March 31, are calculated as follows:

(in millions, except per share data)
	2004	2003

Net earnings	$48.0	$3.8

Average outstanding shares - basic	93.7	90.6
Common stock equivalents	1.9	--

Average outstanding shares - diluted	95.6	90.6

Basic earnings per share:	$0.51	$0.04

Diluted earnings per share:	$0.50	$0.04

As of March 31, 2004 and 2003, there were 0.4 million and 7.3 million, respectively, of options and nonvested restricted shares outstanding where the exercise price was greater than the average market price of the Company’s shares for the quarterly period then ended. These options and nonvested restricted shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The 5.0 million increase in average common shares outstanding lowered diluted earnings per share by approximately three cents.

As of March 31, 2004 there were 5.7 million options outstanding, of which 3.4 million are exercisable.

Note 3 — Commitments and Contingencies

Financial Commitments. The Company has entered into arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount. The Company has also guaranteed customer payments to third parties that have purchased Company receivables, and, in certain instances, has guaranteed secured term financing for customers. In each type of arrangement, upon repurchase of the debt obligation, the Company frequently receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $99 million as of March 31, 2004.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase as of March 31, 2004, totaled approximately $183 million.

Based on historical experience and current facts and circumstances, and in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has reserves to cover potential losses associated with these guarantee and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling approximately $77 million as of March 31, 2004. This amount is primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

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

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. A deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.

The Company recorded the following activity related to product warranty liabilities in Accrued expenses and Long-term liabilities-other at March 31:

(in millions)
	2004	2003

Balance at January 1	$177.9	$168.3
Provisions for contracts issued	32.0	20.7
Payments made	(23.0)	(21.3)
Aggregate changes for pre-existing warranties	0.4	(0.3)

Balance at March 31	$187.3	$167.4

Legal and Environmental. Refer to Note 9 to the consolidated financial statements of the 2003 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2003.

Note 4 — Segment Data

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the quarters ended March 31:

(in millions)	Quarter ended March 31
	Net Sales		Operating Earnings
	2004	2003	2004	2003
Marine Engine	$527.9	$412.8	$42.6	$19.3
Boat	512.0	378.6	32.0	14.1
Marine eliminations	(80.2)	(61.2)	-	-

Total Marine	959.7	730.2	74.6	33.4
Fitness (A)	130.6	119.2	9.2	(12.5)
Bowling & Billiards	110.2	85.1	13.5	8.4
Eliminations	(0.9)	-	-	-
Corporate/Other	-	-	(18.8)	(16.3)

Total (A)	$1,199.6	$934.5	$78.5	$13.0

(A)	Operating earnings include a $25.0 million litigation charge recorded in the first quarter of 2003 in connection with a patent infringement lawsuit relating to the design of a cross trainer.

Note 5 – Acquisitions

In the first three months of 2004, cash paid for acquisitions, net of cash acquired, was as follows:

(in millions)

Date	Name/Description	Net Cash Consideration

3/19/04	Vulcan-Bowling Pin Company and
	Vulcan-Brunswick Bowling Pin Company	$1.1
3/31/04	Genmar aluminum boat companies	189.7
4/1/04	Marine Innovations Warranty Corporation	5.4

		$196.2

The Company made acquisitions of $1.1 million to increase its ability to manufacture, distribute, and market its own bowling pins. The post-acquisition results of these businesses are included in the Bowling & Billiards segment.

At the end of the first quarter 2004, the Company acquired the outstanding stock of four aluminum boat companies from Genmar Industries, a manufacturer of recreational boats, for $189.7 million. These companies, include Minnesota-based Crestliner, Inc. and Lund Boat Company; Lowe Boats, Inc., based in Missouri; and Genmar Boats Canada Inc., which manufactures and sells the Lund brand in Canada. They produce numerous models of aluminum fishing, pontoon, deck and utility boats ranging from 10 to 25 feet. These boat companies provide the Company with the opportunity to offer products in all major aluminum boat segments. The purchase agreement provides for additional consideration of up to $30 million to be paid in three years based on the achievement of a minimum 10 percent after-tax cash flow return on total investment over that time period. The post-acquisition results of the aluminum boat companies will be included in the Boat segment.

At the end of the first quarter of 2004, the Company acquired the net assets, including working capital and other intangibles, of Marine Innovations Warranty Corporation (Marine Innovations), a provider of extended warranty protection for the marine industry, for $5.4 million. This acquisition expands the financial services offered by the Company to its dealers. The purchase agreement provides for additional consideration of up to $6.0 million based on financial performance during the years 2004, 2005 and 2006. The post-acquisition results of Marine Innovations will be included in the Company’s marine segments.

The above acquisitions were not material to the Company’s results of operations or total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance.

The Company did not make any acquisitions in the first three months of 2003. Refer to Note 5 to the consolidated financial statements in the 2003 Form 10-K for further detail relating to the Company’s acquisitions.

Note 6 — Investments

In the first quarter of 2004, the Company’s investment in Brunswick Acceptance Company, LLC. (BAC), increased by $6.0 million, reflecting increased retained earnings and $4.9 million of cash invested to maintain the Company’s required 49 percent equity investment. See Note 8, Financial Services, for more details on this joint venture.

In the first quarter of 2003, cash paid for investments totaled $11.9 million for the following transactions:

(in millions)

Company Name	Equity Ownership	Cash Paid

Brunswick Acceptance Company, LLP	15%	$3.7
Bella-Veneet OY	36%	8.2

		$11.9

In November of 2002, the Company established a joint venture, BAC, with Transamerica Commercial Finance Corporation (TCFC). The Company made a cash contribution to establish its equity ownership interest at 15 percent in January of 2003. Per the joint venture agreement, the Company contributed additional cash in July of 2003 to increase its equity ownership interest to 49 percent.

In January of 2003, the Company purchased a 36 percent equity interest in Bella-Veneet OY (Bella), a boat manufacturer located in Finland. The Company has the option to acquire the remaining equity interest in Bella in 2007.

The above investments are unconsolidated and are accounted for under the equity method. Refer to Note 6 to the consolidated financial statements in the 2003 Form 10-K for further detail relating to the Company’s investments.

Note 7 — Comprehensive Income

Accumulated other comprehensive income includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized gains and losses on derivatives and investments, all net of tax. Comprehensive income for the three months ended March 31, was as follows:

(in millions)
	2004	2003

Net earnings	$48.0	$3.8
Other comprehensive income:
Foreign currency cumulative translation
adjustment	0.3	0.1
Net change in unrealized gains (losses) on
investments	9.2	(2.9)
Net change in accumulated unrealized
derivative gains (losses)	3.7	(0.5)

Total other comprehensive income (loss)	13.2	(3.3)

Comprehensive income	$61.2	$0.5

The Company’s minimum pension liability is adjusted on an annual basis.

Note 8 — Financial Services

The Company has a joint venture, BAC, with TCFC. In January of 2004, GE Commercial Finance (GECF), the business-to-business financial services unit of General Electric Company, acquired the commercial finance business of Transamerica, including TCFC.

Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the majority of the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

In January of 2003, the Company invested $3.3 million as BAC began its operations, which represented a 15 percent ownership interest. On July 2, 2003, the Company contributed an additional $19.5 million to increase its equity interest in BAC to 49 percent, as required by the terms of the joint venture agreement. The Company’s investment in BAC is accounted for under the equity method and is recorded as a component of Investments in the Consolidated Balance Sheets. The Company records its share of income or loss based on its ownership percentage which is included in Other income in the Consolidated Statements of Income.

In the first quarter of 2004, the Company sold $210.7 million of receivables to BAC for $209.3 million in cash, net of discount. Discounts of $1.4 million are recorded as an expense in Other income in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $98.8 million as of March 31, 2004, up from $74.7 million at December 31, 2003. BAC will continue to purchase and service a significant portion of Mercury Marine’s domestic accounts receivable on an ongoing basis. The Company did not sell any receivables to BAC in the first quarter of 2003.

As of March 31, 2004, the Company has a retained interest in $33.5 million of the total accounts receivable sold to BAC in which the Company’s maximum exposure is $17.7 million. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.

Under the terms of the joint venture agreement, the receivable portfolio is consolidated on GECF’s financial statements and is funded 85 percent through a loan from GECF and 15 percent by a cash investment from both GECF (51 percent) and the Company (49 percent). As a result of the monthly changes in BAC’s receivable portfolio, the Company’s contributed equity is adjusted monthly to maintain a 49 percent equity interest. The Company’s investment in BAC at March 31, 2004, was $28.0 million.

Summarized unaudited financial data for BAC is presented as of March 31, as follows:

(in millions)	2004

Statement of Income
Revenues	$5.2
Interest and other expenses	3.1

Net income before income taxes	$2.1

(in millions)	2004

Balance Sheet
Net finance receivables	$360.4
Other assets	0.4

Total assets	$360.8

Notes payable and other liabilities	$304.7
Equity	56.1

Total liabilities and equity	$360.8

The operations of BAC did not substantively commence until the third quarter of 2003.

Note 9 — Income Taxes

The Company’s effective tax rate for the first quarter of 2004 was 33.0 percent, compared with 35.8 percent for the first quarter of 2003. The lower effective tax rate was due in part to the prepayment of the United States Tax Court matter discussed in Note 8 to the consolidated financial statements in the 2003 Form 10-K and higher foreign and state earnings in lower effective-tax rate-jurisdictions.

Note 10 — Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. See Note 13 to the consolidated financial statements in the 2003 Form 10-K for details on these plans.

Pension and other postretirement benefit (income) costs included the following components for the three months ended March 31:

(in millions)	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Service cost	$4.0	$3.7	$0.4		$0.3
Interest cost	14.4	14.6	1.3		1.2
Expected return on plan assets	(16.6)	(13.1)	-		-
Amortization of prior service costs	1.5	1.4	(0.6)		(0.5)
Amortization of net actuarial loss	3.2	4.4	-		-

Net pension and other benefit costs	$6.5	$11.0	$1.1	$;	1.0

Employer Contributions. The Company previously disclosed in the 2003 Form 10-K that it expected to contribute $32.4 million to the Company’s pension plans in 2004. As of March 31, 2004, the Company has contributed $3.8 million and expects to contribute an additional $28.6 million during the remainder of the year. The Company’s contributions are subject to equity market returns and discount rate movements.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview and Outlook

Sales increased 28 percent in the first quarter of 2004 to nearly $1.2 billion, with gains reported by all of the Company’s business segments. The primary drivers were the Marine Engine and Boat segments, which benefited from a better marine retail environment compared with the year-ago period. Acquisitions also played a role, accounting for approximately one-third of the sales gain. Higher sales, product prices and production volumes, along with ongoing effective cost management, contributed to an increase in operating earnings to $78.5 million and operating margins of 6.5 percent in the quarter. In the first quarter of 2003, the Company reported operating earnings of $13.0 million and operating margins of 1.4 percent, which included a $25 million litigation charge.

Looking ahead, the Company expects strong sales growth in its Marine engine and Boat segments in 2004. In the Fitness and Bowling and Billiards segments, the Company expects sales growth in the high-single digits. This outlook is based on the expected success of innovative new products and acquisitions completed in 2003 and 2004, and anticipated improvement in the economy and marine market conditions. Based on trailing 12-month retail demand, there is approximately a six-month supply of marine product held by dealers and the Company's boat builder customers. While certain popular boat and engine models may be in short supply, the Company expects these inventories to be sufficient to meet retail demand during the traditionally strong spring and summer selling season.

Overall, the Company expects that operating margins will benefit from higher volumes as well as ongoing effective cost management, which the Company expects will offset the costs associated with new product introductions and new plant openings and the margin impact of the transition to low-emission outboard engines.

Matters Affecting Comparability

Acquisitions.     The Company’s operating results for 2004 include the operating results for acquisitions completed in 2003. Approximately one-third of the increase in first quarter 2004 sales, when compared with the first quarter of 2003, can be attributed to the following acquisitions: Valley-Dynamo, LP (Valley-Dynamo), a manufacturer of commercial and consumer billiards, Air Hockey and foosball tables; Land ‘N’ Sea Corporation (Land ‘N’ Sea), a distributor of marine parts and accessories; Navman NZ Limited (Navman), a manufacturer of marine electronics and global positioning systems-based products; Attwood Corporation (Attwood), a manufacturer of marine hardware and accessories; and Protokon LLC (Protokon), a Hungarian steel fabricator and electronic equipment manufacturer. These transactions were completed as of June 10, 2003, June 23, 2003, June 23, 2003, September 2, 2003, and September 15, 2003, respectively. The acquisition of Valley-Dynamo adds new products and distribution channels to the Company’s billiards operations, while the acquisitions of Land ‘N’ Sea and Attwood provide the Company with the distribution network, manufacturing capabilities and an infrastructure to develop and expand a boat parts and accessories business. The acquisition of Navman complements the Company’s expansion into marine-based electronics and integration. The acquisition of Protokon allows the Company to reduce costs and increase manufacturing capacity of fitness equipment, while better serving its fitness customers in Europe.

Litigation Charge: In September of 2003, the Company’s Life Fitness division settled a cross trainer patent infringement lawsuit with Precor Incorporated for $25.0 million and future royalty payments. The Company recorded a $25.0 million pre-tax litigation charge ($0.18 per diluted share) in operating earnings in the first quarter of 2003. In September of 2003, the Company paid $12.5 million related to the settlement and the Company expects to pay the remaining $12.5 million in June 2004.

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended March 31:

(in millions)			Increase/(Decrease) vs. 2003
	2004	2003	$	%
Net sales	$1,199.6	$934.5	$265.1	28.4%
Gross margin (A)	$297.3	$208.8	$88.5	42.4%
Operating earnings (B)	$78.5	$13.0	$65.5	NM
Net earnings	$48.0	$3.8	$44.2	NM
Diluted earnings per share	$0.50	$0.04	$0.46	NM
Expressed as a percentage of net sales(C) Gross margin	24.8%	22.3%	-	250 bpts
Selling, general and administrative expense (B)	15.5%	18.0%	-	(250) bpts
Operating margin (B)	6.5%	1.4%	-	510 bpts

bpts=basis points
NM=not meaningful

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.
(B)	Operating earnings, operating margin and Selling, general and administrative expense in 2003 include a $25.0 million pre-tax litigation charge discussed in Matters Affecting Comparability above.
(C)

Percentages are determined by using the following numerators expressed as a percentage of net sales: Gross margin as defined in (A), Selling, general and administrative expense and Operating earnings as presented in the Consolidated Statements of Income.

The increase in sales was recorded across all reportable segments. Approximately two-thirds of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have three months of operating results in both periods presented. Sales from businesses acquired in 2003 accounted for the remaining one-third of the increase in sales in the quarter. Organic Marine Engine segment sales increased due to higher parts and accessories sales, higher wholesale shipments of sterndrive engines in domestic and international markets, higher revenues from international markets, partially driven by favorable currency trends, and higher revenues from outboard engine sales. Organic Boat segment sales increased due to higher shipments across most boat product lines. Organic Fitness segment sales increased as a result of higher domestic commercial sales and higher revenues in international markets due to the benefit of a weaker dollar. Organic Bowling & Billiards segment sales increased due to increased sales volume of bowling capital equipment, billiards products, and increased bowling center revenues.

Operating earnings in 2003 were adversely affected by the previously mentioned litigation charge. Management believes that presentation of operating earnings in the first quarter of 2003 excluding this litigation charge provides a more meaningful comparison to current-period results, because there was no comparable litigation charge that impacted the first quarter of 2004 operating earnings. Excluding this charge, operating earnings increased to $78.5 million in the first quarter of 2004 from $38.0 million in the first quarter of 2003. The increase in operating earnings was primarily due to the increase in sales volumes in the Marine Engine and Boat segments, the favorable impact associated with 2003 acquisitions, the favorable impact of a weaker U.S. dollar, the Marine Engine segment’s sales mix shift towards higher margin parts and accessories, and cost reductions in all segments. A decrease in pension expense in the first quarter of 2004 was largely offset by an increase in health care and insurance costs. The increase in operating earnings was partially offset by higher variable compensation costs in the Marine Engine and Boat segment, royalty payments in 2004 associated with the previously mentioned litigation charge, and operational inefficiencies at the Fitness segment’s facility in Ramsey, Minnesota.

Additionally, the costs associated with the product launch of the new Verado family of four-stroke outboard engines; cost associated with the closure of Paso Robles, California, fitness equipment manufacturing plant; expenses associated with the construction of an outboard engine manufacturing plant in China; and higher research and development expense in support of new product development adversely affected operating earnings by approximately $8.0 million in the first quarter of 2004 compared with the year-ago quarter. These costs were partially offset by an inventory capitalization in the Marine Engine segment, which increased operating earnings by $3.0 million.

Gross margin percentage increased in the first quarter of 2004 compared with the same period last year primarily due to the same factors discussed in operating earnings above.

Interest expense decreased $0.6 million in the first quarter of 2004 compared with the same period in 2003. Interest expense benefited from fixed-to-floating interest rate swaps. See Note 12 in the 2003 Form 10-K for details on interest rate swaps.

Average common shares outstanding used to calculate diluted earnings per share increased to 95.6 million in the first quarter of 2004 from 90.6 million in the first quarter of 2003. The increase in average shares outstanding was due to the exercise of stock options and an increase in common stock equivalents related to unexercised employee stock options as a result of the increase in the Company’s average stock price during the period. The 5.0 million increase in average common shares outstanding lowered diluted earnings per share by approximately three cents.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended March 31:

(in millions)			Increase vs. 2003
	2004	2003	$	%
Net sales	$527.9	$412.8	$115.1	27.9%
Operating earnings	$42.6	$19.3	$23.3	NM
Operating margin	8.1%	4.7%	-	340 bpts
Capital expenditures	$13.0	$7.6	$5.4	71.1%

bpts=basis points
NM=not meaningful

Marine Engine segment results, which include the Company’s Mercury Marine and Brunswick New Technologies (BNT) operations, benefited from marine retail market conditions. Segment sales increased primarily due to higher wholesale shipments of sterndrive engines in domestic and international markets, an increase in parts and accessories sales driven in part by favorable weather as compared to the same period last year, the favorable impact from a weaker U.S. dollar, and higher revenues from outboard engines. Additionally, sales for acquisitions completed for BNT in 2003 accounted for approximately one-quarter of the increase in segment sales.

Operating earnings benefited from a mix shift toward sales of parts and accessories and higher horsepower outboard engines, both of which carry higher margins; the impact of a weaker U.S. dollar; and increased absorption of fixed costs due to production levels of sterndrive and outboard engines. These factors were partially offset by increased variable compensation costs.

Additionally, operating earnings in the first quarter of 2004 were adversly affected by $6.4 million for expenses associated with the product launch of the new Verado family of four-stroke outboard engines; start-up expenses for the new Verado production line in the Fond du Lac, Wisconsin, plant; costs associated with construction of a new outboard engine manufacturing facility in China; and increased research and development expenses. As a result of the growth in, and the demonstrated viability of, the Company’s engine remanufacturing business, the Company began capturing and valuing used engine core inventory in the first quarter of 2004. These cores were principally obtained through returns under the Company’s warranty programs and, to a lesser extent, trade-ins on the purchase of remanufactured engines. The inventory capitalization increased operating earnings by $3.0 million partially offsetting the aformentioned expenses.

The increase in capital expenditures was primarily due to investments in a new manufacturing facility in China for the production of mid-range four-stroke outboard engines and equipment for the production of Verado.

Boat Segment

The following table sets forth Boat segment results for the three months ended March 31:

(in millions)			Increase vs. 2003
	2004	2003	$	%
Net sales	$512.0	$378.6	$133.4	35.2%
Operating earnings	$32.0	$14.1	$17.9	NM
Operating margin	6.3%	3.7%	-	260 bpts
Capital expenditures	$10.5	$6.3	$4.2	66.7%

bpts=basis points
NM=not meaningful

Boat segment results for the quarter benefited from higher retail demand for marine products. Two-thirds of the increase in sales was due to organic growth as a result of higher wholesale shipments to boat dealers domestically and internationally, and favorable pricing. Sales from the Land ‘N’ Sea and Attwood acquisitions accounted for approximately one-third of the increase in segment sales.

The increase in operating earnings was due to the higher sales volumes, improved pricing and the impact of acquisitions completed in 2003. Also, operating earnings benefited from operating profits at the segment’s US Marine division compared to operating losses in the same period last year. The turnaround in operating earnings for US Marine was driven by higher domestic and international sales volume across all of its boat brands, cost reductions and operational efficiencies achieved through higher production volumes, partially offset by an increase in variable compensation costs.

The increase in capital expenditures was primarily due to the purchase of equipment used in the production of new models and an expansion of a boat manufacturing facility in Mexico.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended March 31:

(in millions)			Increase/(Decrease) vs. 2003
	2004	2003	$	%
Net sales	$130.6	$119.2	$11.4	9.6%
Operating earnings (loss) (A)	$9.2	$(12.5)	$21.7	NM
Operating margin (A)	7.0%	(10.5)%	-	NM
Capital expenditures	$2.6	$2.9	$(0.3)	(10.3)%

NM=not meaningful

(A)

Operating earnings for the three months ended March 31, 2003, included a $25.0 million pre-tax litigation charge discussed in Matters Affecting Comparability above. Operating margin, excluding the $25.0 million pre-tax litigation charge, was 10.5 percent.

The increase in sales was primarily attributable to an increase in domestic commercial sales and higher international revenues as a result of the weaker U.S. dollar. Domestic commercial sales increased as a result of greater demand for new products and new models launched in the fourth quarter of 2003. The increase in sales was partially offset by decreased retail sales at the Company’s Omni Fitness stores as a result of store divestitures, the majority of which occurred in the fourth quarter of 2003.

Operating earnings in the first quarter of 2003 include a $25.0 million litigation charge. Management believes that presentation of operating earnings in the first quarter of 2003, excluding this litigation charge, provides a more meaningful comparison to the current-period results because there was no comparable litigation charge that affected the first quarter of 2004 operating earnings. Excluding this charge, operating earnings decreased to $9.2 million in the first quarter of 2004 from $12.5 million in the first quarter of 2003, and operating margins decreased from 10.5 percent to 7.0 percent in the first quarter of 2004. The decrease in operating earnings was driven by the following factors: expenses associated with the closure of the Paso Robles California, manufacturing plant; the timing and introduction of 40 new products at the facility in Ramsey, Minnesota, which were introduced in the fourth quarter of 2003; operational inefficiencies at Ramsey, as a result of the start-up of new model production, which came at the same time the Company was transitioning production of consumer strength products to Ramsey from the Paso Robles plant; and higher freight costs to meet customer delivery requirements. Also, contributing to the decline in operating earnings were royalty payments in 2004 associated with the previously mentioned litigation charge and pricing pressures in the European commercial markets due to a cutback in expansion of health clubs.

Capital expenditures in the first quarter of 2004 and 2003 were primarily related to product improvements and new product introductions.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended March 31:

(in millions)			Increase vs. 2003
	2004	2003	$	%
Net sales	$110.2	$85.1	$25.1	29.5%
Operating earnings	$13.5	$8.4	$5.1	60.7%
Operating margin	12.3%	9.9%	-	240 bpts
Capital expenditures	$6.1	$2.9	$3.2	NM

bpts=basis points
NM=not meaningful

The increase in sales was primarily due to increased sales volume of bowling equipment in the domestic and Asian markets, increased bowling center revenues and higher sales of billiard tables and equipment. Bowling center revenues benefited from favorable pricing, additional days in the accounting period and better weather conditions in this quarter than in the first quarter of 2003. Sales from the Valley-Dynamo acquisition completed in 2003 accounted for approximately one-third of the increase in sales.

Operating earnings benefited from the higher sales volume, higher contributions from the Valley-Dynamo acquisition, and cost reductions. These benefits were partially offset by increased expenses to support and promote new products introduced in the fourth quarter of 2003.

The increase in capital expenditures was primarily for the construction of two new bowling centers.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of cash flow for the three-months ended March 31:

(in millions)	2004	2003

Net cash used for operating activities	$(15.2)	$(42.2)
Net cash used for:
Capital expenditures	(32.5)	(19.9)
Other, net	(0.9)	-

Free cash flow *	$(48.6)	$(62.1)

* The Company defines Free Cash Flow as cash flow from operating and investing activities (excluding acquisitions and investments), and excluding financing activities. In 2003, in order to indicate more precisely the cash flow available to fund investments in future growth initiatives, the Company changed its definition of Free Cash Flow to exclude the impact of investments. Free Cash Flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that this financial measure, and the information it provides, is useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free Cash Flow” is also useful to investors because it is an indication of cash flow that may be available to fund further investment in future growth initiatives.

The Company’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first quarter of 2004, net cash used for operating activities totaled $15.2 million compared with $42.2 million in the first quarter of 2003.

The decrease in net cash used for operating activities in the first quarter of 2004 was primarily due to higher net income and higher income tax refunds, partially offset by an increase in working capital (defined as non-cash current assets less current liabilities) when compared to the first quarter of 2003. The increase in the first quarter of 2004 working capital was primarily attributable to an increase in accounts receivable and inventory as a result of increased sales volume and production levels for engines and boats, partially offset by the absence of the $25.0 million litigation reserve established in the first quarter of 2003. In September of 2003, the Company paid $12.5 million related to the settlement of this litigation and expects to pay the remaining $12.5 million in June of 2004.

Cash flows from investing activities included capital expenditures of $32.5 million in the first three months of 2004, compared with $19.9 million in the first three months of 2003. The increase in capital expenditures was attributable to investments in a new manufacturing facility in China for the production of mid-range four stroke outboard engines; the expansion of a boat manufacturing facility in Mexico; the construction of two new bowling centers; and expenditures for new model introductions and product innovations across all segments. Cash paid for acquisitions, net of cash acquired, totaled $196.2 million in the first three months of 2004. The Company did not make any acquisitions in the first three months of 2003. See Note 5, Acquisitions, to the Consolidated Financial Statements, and Note 5 in the 2003 Form 10-K for further details on the Company’s 2003 acquisitions. The Company invested $4.9 million in Brunswick Acceptance Company, LLC (BAC), during the first three months of 2004, compared with $11.9 million for various investments in the first three months of 2003. See Note 6, Investments, to the Consolidated Financial Statements, and Note 6 in the 2003 Form 10-K for further details on the Company’s other investments completed in 2003.

Cash flow from financing activities provided cash of $77.6 million in the first three months of 2004, compared with $2.6 million in the prior year period. The Company received $53.4 million from stock options exercised in the first three months of 2004, compared with $0.4 million during the same period of 2003.

Cash and cash equivalents totaled $173.8 million at March 31, 2004, down $172.1 million from $345.9 million at December 31, 2003. Total debt at March 31, 2004 increased $27.0 million to $634.6 million, versus $607.6 million at December 31, 2003, and debt-to-capitalization ratios were 30.4 and 31.5 percent, respectively. The Company had commercial paper outstanding of $20.0 million at March 31, 2004, compared with no commercial paper outstanding in the prior-year period. The Company has a $350.0 million long-term revolving credit agreement with a group of banks, as described in Note 12 to the consolidated financial statements of the 2003 Form 10-K, that serves as support for commercial paper borrowings. There were no borrowings under the revolving credit agreement during the first three months of 2004 or 2003. The Company has the ability to issue up to $100.0 million in letters of credit under the revolving credit facility, with $57.9 million in outstanding letters of credit at March 31, 2004. The Company had borrowing capacity of $292.1 million under the terms of the revolving credit agreement at March 31, 2004. The Company also has $600.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities. The Company is currently evaluating its optimal capital structure and is considering various options, including issuing additional debt and/or retiring existing debt.

Improved equity market trends in 2004 and 2003 had a favorable impact on the funded status of the Company’s qualified pension plans. While there was no legal requirement under the Employee Retirement

Income Security Act (ERISA) for the Company to fund these plans in 2004, the Company contributed $3.0 million in cash to the qualified pension plans and funded $0.8 million to cover benefit payments in the unfunded nonqualified pension plan during the first quarter of 2004. In addition to $1.8 million of contributions required to fund nonqualified benefit payments, the Company may make additional discretionary contributions of up to $27.0 million to pension plans in 2004 in order to achieve the Company’s funding objectives. The Company made cash contributions of $54.4 million to the pension plans in 2003. Refer to Note 10, Pension and Other Postretirement Benefits, to the Consolidated Financial Statements, and Note 13 in the 2003 Form 10-K, for more details.

The Company’s financial flexibility and access to capital markets are supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

Financial Services

See Note 8, Financial Services, to the Consolidated Financial Statements, for a discussion on the Company’s joint venture, BAC, with GE Commercial Finance.

Legal

See Part II, Item 1, for a discussion of the Company’s legal proceedings.

Environmental Regulation

In its Marine Engine segment, the Company will continue to develop engine technologies to reduce outboard engine emissions to comply with present and future emissions requirements. The costs associated with these activities and the introduction of low-emission engines will have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state, and local environmental laws will have a material adverse effect on the Company’s competitive position.

Effect of European Community Tariff Increases.

The European Community (EC) has imposed increased tariffs on certain U.S. exports to EC member countries in an ongoing trade dispute between the EC and the United States. The dispute concerns tax benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion (FSC/ETI) tax regime, which has been declared in violation of U.S. obligations by the World Trade Organization (WTO). As a result, a substantial portion of the Company’s bowling products imported into the EC are subject to an additional duty. The additional duty began at 5 percent ad valorem as of March 1, 2004, and has increased 1 percent each calendar month thereafter, a monthly increase that will continue, under announced EC plans, until the additional duty reaches a total of 17 percent ad valorem as of March 1, 2005. The EC has not announced possible duty levels thereafter, but is authorized by the WTO to impose additional duties as high as 100 percent ad valorem. The U.S. Congress is considering changes to U.S. tax laws to address this adverse WTO ruling and end FSC/ETI sanctions. The Company’s sales of U.S. produced bowling products into the EC during 2003 totaled approximately $18 million.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2003 Form 10-K. There have been no material changes in this information.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies since the filing of its 2003 Form 10-K. As discussed in the 2003 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of a weak economy and stock market on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; competitive pricing pressures; the ability to maintain effective distribution; the success of global sourcing and supply chain initiatives; the ability to successfully integrate acquisitions; the success of new product introductions; the impact of weather conditions on demand for marine products and retail bowling center revenues; the financial strength of dealers and independent boat builders; shifts in currency exchange rates; adverse foreign economic conditions; the Company’s ability to develop product technologies that comply with regulatory requirements; the impact of interest rates and fuel prices on demand for marine products; the impact of financial markets on pension expense and funding levels; the ability to maintain market share in high-margin products; the ability to maintain product quality and service standards expected by our customers; the success of marketing and cost management programs; the ability to successfully manage pipeline inventories; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the ability to maintain good relationships with its labor unions; competition from new technologies; imports from Asia and increased competition from Asian competitors; and possible increases in tariffs on the Company’s bowling equipment sales into Europe. Additional factors are included in the 2003 Form 10-K.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Notes 1 and 10 of the 2003 Form 10-K.

Item 4. — Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Since 2002, the Company has been defending itself against a lawsuit brought by plaintiffs who allegedly received unsolicited faxes in violation of the Federal Telephone Consumer Protection Act from a service provider retained by a Company subsidiary operated by the Bowling and Billiards segment. In April 2004, an additional lawsuit was filed with similar allegations. Both lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received the unsolicited faxes. The Company does not believe the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. The Company has stayed its notice of appeal of the Tax Court decision to the United States Court of Appeals for the District of Columbia, pending the outcome of the Company’s settlement negotiations with the IRS. In April 2003, the Company elected to pay the IRS $62 million (approximately $50 million after-tax), and in April 2004, the Company elected to pay the IRS $10 million (approximately $8 million after-tax), in connection with this matter while settlement negotiations continue. The payments were comprised of $33 million in taxes due and $39 million of pre-tax interest ($25 million after-tax). The Company elected to make the payments to avoid future interest costs. The Company believes, based on currently available information, that any penalties and accrued interest assessed against it by the IRS would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)

The Company has not, and no other party has on behalf of the Company or any affiliated purchaser, purchased any shares or other units of any class of the Company’s registered equity securities. The Company has no plan or program pursuant to which the Company would make such purchases.

Item 4. Submission of Matters to a Vote of Security Holders.

At the April 28, 2004 Annual Meeting of Shareholders of the Company, Nolan D. Archibald, Jeffrey L. Bleustein and Graham H. Phillips were elected directors of the Company for terms expiring at the 2007 Annual Meeting. The numbers of shares voted with respect to these directors were:

NOMINEE	FOR	WITHHELD

Nolan D. Archibald	83,433,948	2,396,164
Jeffrey L. Bleustein	83,565,617	2,264,496
Graham H. Phillips	83,509,736	2,320,377
At the Annual Meeting, the Audit Committee’s selection of Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the year 2004 was ratified pursuant to the following vote:

NUMBER OF SHARES

For	82,695,947
Against	2,611,941
Abstain	522,224

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.

On January 15, 2004, the Company filed a Current Report on Form 8-K to furnish, pursuant to item 12 on Form 8-K, a press release announcing revised earnings estimates for the fourth quarter and full year 2003.

On January 29, 2004, the Company filed a Current Report on Form 8-K to furnish, pursuant to item 12 on Form 8-K, a press release announcing the Company’s financial results for the fourth quarter of 2003.

On March 8, 2004, the Company filed a Current Report on Form 8-K to disclose, pursuant to item 5 on Form 8-K, a press release announcing the signing of a definitive agreement to acquire the Crestliner, Lowe and Lund aluminum boat brands from Genmar Industries, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
(Registrant)

Date: May 7, 2004

         By:     /s/ ALAN L. LOWE
        Alan L. Lowe
                                    Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.