Form 10-Q
period 2004-06-30
BRUNSWICK CORP
filed 2004-08-04
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
(X)     Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

(847) 735-4700
(Registrant’stelephone number, including area code)

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

   Yes X        No

At July 30, 2004, there were 95,578,856 shares of common stock ($0.75 par value) outstanding.

Part I. Financial Information

Item 1 — Financial Statements

Brunswick Corporation
Consolidated Statements of Income
for the periods ended June 30
(in millions, except per share data)
(unaudited)

	Quarter ended June 30		Six Months ended June 30

	2004	2003	2004	2003

Net sales	$1,422.7	$1,071.0	$2,622.3	$2,005.5
Cost of sales	1,054.9	807.2	1,957.2	1,532.9
Selling, general and administrative expense	198.9	149.1	385.0	292.2
Research and development expense	29.4	27.5	62.1	55.2
Litigation charge	--	--	--	25.0

Operating earnings	139.5	87.2	218.0	100.2
Interest expense	(10.4)	(10.1)	(20.5)	(20.8)
Other income	5.4	5.3	8.6	8.9

Earnings before income taxes	134.5	82.4	206.1	88.3
Income tax provision	44.4	28.8	68.0	30.9

Net earnings	$90.1	$53.6	$138.1	$57.4

Basic earnings per common share	$0.94	$0.59	$1.46	$0.63
Diluted earnings per common share	$0.93	$0.59	$1.43	$0.63
Average shares used for computation of:
Basic earnings per share	95.4	90.8	94.5	90.7
Diluted earnings per share	97.2	91.3	96.4	91.0

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of June 30, 2004, December 31, 2003, and June 30, 2003
(in millions)

	June 30, 2004	December 31, 2003	June 30, 2003

	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost,
which approximates market	$438.2	$345.9	$254.1
Accounts and notes receivable,
less allowances of $32.6, $31.3 and $33.7	459.5	374.4	496.7
Inventories
Finished goods	363.5	325.3	310.4
Work-in-process	240.7	205.7	203.5
Raw materials	109.0	92.8	71.0

Net inventories	713.2	623.8	584.9

Prepaid income taxes	311.5	302.3	313.0
Prepaid expenses and other	53.5	68.8	43.1

Current assets	1,975.9	1,715.2	1,691.8

Property
Land	71.0	70.3	67.0
Buildings and improvements	529.8	505.7	485.4
Equipment	1,052.1	1,042.5	1,026.0

Total land, buildings and improvements and equipment	1,652.9	1,618.5	1,578.4
Accumulated depreciation	(934.6)	(912.4)	(908.1)

Net land, buildings and improvements and equipment	718.3	706.1	670.3
Unamortized product tooling costs	128.5	121.0	117.1

Net property	846.8	827.1	787.4

Other assets
Goodwill	593.4	515.1	486.3
Other intangibles	298.8	184.6	167.1
Investments	162.6	148.1	103.8
Other long-term assets	217.4	212.4	203.3

Other assets	1,272.2	1,060.2	960.5

Total assets	$4,094.9	$3,602.5	$3,439.7

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of June 30, 2004, December 31, 2003, and June 30, 2003
(in millions, except per share data)

	June 30, 2004	December 31, 2003	June 30, 2003

	(unaudited)		(unaudited)
Liabilities and shareholders' equity
Current liabilities
Short-term debt, including
current maturities of long-term debt	$13.4	$23.8	$43.6
Accounts payable	351.0	321.3	308.6
Accrued expenses	811.1	756.7	729.6

Current liabilities	1,175.5	1,101.8	1,081.8

Long-term liabilities
Debt	726.5	583.8	588.5
Deferred income taxes	166.2	167.6	98.2
Postretirement and postemployment benefits	234.3	232.0	306.7
Other	209.9	194.3	187.9

Long-term liabilities	1,336.9	1,177.7	1,181.3

Shareholders' equity
Common stock; authorized: 200,000,000 shares,
$0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	334.4	310.0	308.6
Retained earnings	1,340.1	1,202.0	1,170.1
Treasury stock, at cost:
7,045,000; 10,408,000; and 12,192,000 shares	(106.3)	(183.6)	(224.3)
Unamortized ESOP expense and other	(1.8)	(10.1)	(17.7)
Accumulated other comprehensive income (loss)	(60.8)	(72.2)	(137.0)

Shareholders' equity	1,582.5	1,323.0	1,176.6

Total liabilities and shareholders' equity	$4,094.9	$3,602.5	$3,439.7

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Statement of Cash Flows
For the six months ended June 30
(in millions)
(unaudited)

	2004	2003

Cash flows from operating activities
Net earnings	$138.1	$57.4
Depreciation and amortization	76.9	72.9
Changes in noncash current assets and current liabilities	(91.7)	(61.9)
Income taxes	29.1	(28.9)
Other, net	17.6	21.9

Net cash provided by operating activities	170.0	61.4

Cash flows from investing activities
Capital expenditures	(72.7)	(52.2)
Investments	(2.3)	(11.7)
Acquisitions of businesses, net of debt and cash acquired	(214.0)	(97.4)
Other, net	3.9	3.3

Net cash used for investing activities	(285.1)	(158.0)

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other
short-term debt	(5.5)	1.5
Net proceeds from issuances of long-term debt	149.1	--
Payments of long-term debt	(5.6)	(5.0)
Stock options exercised	69.4	2.8

Net cash provided by (used for) financing activities	207.4	(0.7)

Net increase (decrease) in cash and cash equivalents	92.3	(97.3)
Cash and cash equivalents at January 1	345.9	351.4

Cash and cash equivalents at June 30	$438.2	$254.1

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
June 30, 2004, December 31, 2003, and June 30, 2003
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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K (the 2003 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended June 30, 2004 and 2003. Due to the seasonality of the Company’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first two quarters of fiscal year 2004 ended on April 3, 2004, and July 3, 2004, and the first two quarters of 2003 ended on March 29, 2003, and June 28, 2003.

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

The Company complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its outstanding stock option plans:

	Quarter ended June 30		Six Months ended June 30

(in millions, except per share data)	2004	2003	2004	2003

Net earnings:
As reported	$90.1	$53.6	$138.1	$57.4
Less: Total stock-based employee compensation expense
determined under fair value-based method for all
awards, net of tax	1.4	1.3	2.9	2.5

Pro forma	$88.7	$52.3	$135.2	$54.9

Basic earnings per common share:
As reported	$0.94	$0.59	$1.46	$0.63
Pro forma	0.93	0.58	1.43	0.61
Diluted earnings per common share:
As reported	$0.93	$0.59	$1.43	$0.63
Pro forma	0.91	0.57	1.40	0.60

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

Basic shares increased by 4.6 million and 3.8 million in the second quarter and year-to-date 2004, respectively, primarily due to shares issued upon the exercise of employee stock options. The increase in the dilutive shares for the June 30, 2004, quarterly and year-to-date periods is a result of the exercise of stock options and an increase in common stock equivalents due to the Company’s higher average stock price in the 2004 periods.

Basic and diluted earnings per share are calculated as follows:

	Quarter ended June 30		Six Months ended June 30

(in millions, except per share data)	2004	2003	2004	2003

Net earnings	$90.1	$53.6	$138.1	$57.4

Average outstanding shares - basic	95.4	90.8	94.5	90.7
Common stock equivalents	1.8	0.5	1.9	0.3

Average outstanding shares - diluted	97.2	91.3	96.4	91.0

Basic earnings per share:	$0.94	$0.59	$1.46	$0.63

Diluted earnings per share:	$0.93	$0.59	$1.43	$0.63

As of June 30, 2004, there were no options outstanding where the exercise price was greater than the average market price of the Company’s shares. As of June 30, 2003, there were 4.3 million options outstanding where the exercise price was greater than the average market price of the Company’s shares for the quarterly period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The 5.9 million increase in average outstanding diluted shares in the quarter ended June 30, 2004, lowered diluted earnings per share by approximately six cents. The 5.4 million increase in average outstanding diluted shares outstanding in the six months ended June 30, 2004, lowered diluted earnings per share by approximately eight cents.

As of June 30, 2004, there were 5.0 million options outstanding, of which 3.1 million were exercisable.

Note 3 – Commitments and Contingencies

Financial Commitments. The Company has entered into arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount. The Company has also guaranteed customer payments to third parties that have purchased Company receivables, and, in certain instances, has guaranteed secured term financing for customers. In each type of arrangement, upon repurchase of the debt obligation, the Company frequently receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $108 million as of June 30, 2004.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender, Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase as of June 30, 2004, totaled approximately $179 million.

Based on historical experience and current facts and circumstances, and in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has reserves to cover potential losses associated with these guarantee and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling approximately $78 million as of June 30, 2004. This amount is primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

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

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.

The Company recorded the following activity related to retained product warranty liabilities in Accrued expenses and Long-term liabilities-other as of June 30:

(in millions)	2004	2003

Balance at January 1	$177.9	$168.3
Provisions for contracts issued	65.3	50.7
Payments made	(47.8)	(45.2)
Aggregate changes for preexisting warranties	(0.8)	(0.4)

Balance at June 30	$194.6	$173.4

Legal and Environmental. Since 2002, the Company has been defending itself against a lawsuit brought by plaintiffs who allegedly received unsolicited faxes in violation of the Federal Telephone Consumer Protection Act from a service provider retained by a Company subsidiary operated by the Bowling and Billiards segment. In April 2004, an additional lawsuit was filed with similar allegations. Both lawsuits were brought by plaintiffs seeking class action status and monetary damages on behalf of all plaintiffs who allegedly received the unsolicited faxes. The Company does not believe the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In January 2004, the Company filed a petition with the U.S. Department of Commerce and the U.S. International Trade Commission asserting that Japanese manufacturers of outboard engines have violated U.S. anti-dumping laws by selling outboard engines in the U.S. at prices well below their sale price in Japan. If the Japanese manufacturers are determined to be in violation of U.S. law, the U.S. government could impose duties on Japanese-manufactured outboards sold in the United States. The Company imports powerheads and engines purchased from Yamaha and Tohatsu Marine Corporation in Japan, which could subject the Company to duties if the Department of Commerce finds that dumping has occurred. The Department of Commerce is expected to make a preliminary determination on the dumping allegations in early August.

The Company is currently in a contract dispute with Yamaha, from which the Company purchases components and powerheads. The Company does not believe that the resolution of this contract dispute will have a material adverse effect on the Company's operations.

Refer to Note 9 to the consolidated financial statements of the 2003 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2003.

Note 4 — Segment Data

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the quarter ended June 30:

(in millions)	Net Sales		Operating Earnings

	2004	2003	2004	2003

Marine Engine	$665.2	$521.9	$95.6	$64.2
Boat	629.9	418.9	57.0	32.3
Marine eliminations	(99.9)	(68.8)	--	--

Total Marine	1,195.2	872.0	152.6	96.5
Fitness	122.3	105.1	2.9	5.3
Bowling & Billiards	105.8	94.1	4.2	1.9
Eliminations	(0.6)	(0.2)	--	--
Corporate/Other	--	--	(20.2)	(16.5)

Total	$1,422.7	$1,071.0	$139.5	$87.2

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the six months ended June 30:

(in millions)	Net Sales		Operating Earnings

	2004	2003	2004	2003

Marine Engine	$1,193.1	$934.7	$138.2	$83.5
Boat	1,141.9	797.5	89.0	46.4
Marine eliminations	(180.1)	(130.0)	--	--

Total Marine	2,154.9	1,602.2	227.2	129.9
Fitness (A)	252.9	224.3	12.1	(7.2)
Bowling & Billiards	216.0	179.2	17.7	10.3
Eliminations	(1.5)	(0.2)	--	--
Corporate/Other	--	--	(39.0)	(32.8)

Total	$2,622.3	$2,005.5	$218.0	$100.2

(A)	Operating earnings for the six months ended June 30, 2003, include a $25.0 million charge in connection with a patent infringement lawsuit relating to the design of a cross trainer.

Note 5 – Acquisitions

In the first six months of 2004, cash paid for acquisitions, net of cash acquired, was as follows:

(in millions)

Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration

3/19/04	Vulcan-Bowling Pin Company and	$1.1	$--	$1.1
	Vulcan-Brunswick Bowling Pin Company
4/01/04	Aluminum boat companies	191.0	--	191.0
4/01/04	Marine Innovations Warranty Corporation	5.4	--	5.4
4/30/04	Mainstar Computer Systems LTD.	0.1	--	0.1
6/01/04	Navman NZ Limited	16.4	16.6	33.0

		$214.0	$16.6	$230.6

The Company made acquisitions of $1.1 million to increase its ability to manufacture, distribute, and market its own bowling pins. The post-acquisition results of these businesses are included in the Bowling & Billiards segment.

At the end of the first quarter of 2004, the Company acquired the outstanding stock of four aluminum boat companies from Genmar Industries, a manufacturer of recreational boats, for $191.0 million. These companies include: Minnesota-based Crestliner, Inc. and Lund Boat Company; Lowe Boats, Inc., based in Missouri; and Genmar Boats Canada Inc., which manufactures and sells the Lund brand in Canada. They produce numerous models of aluminum fishing, pontoon, deck and utility boats ranging from 10 to 25 feet. These boat companies provide the Company with the opportunity to offer products in all major aluminum boat segments. The purchase agreement provides for additional consideration of up to $30 million to be paid in three years based on the achievement of a minimum 10 percent after-tax cash flow return on total investment over that time period. The post-acquisition results of the aluminum boat companies are included in the Boat segment.

On April 1, 2004, the Company acquired the net assets, including working capital and other intangibles, of Marine Innovations Warranty Corporation (Marine Innovations), a provider of extended warranty protection for the marine industry, for $5.4 million. This acquisition expands the financial services offered by the Company to its dealers. The purchase agreement provides for additional consideration of up to $6.0 million based on financial performance during the years 2004, 2005 and 2006. The post-acquisition results of Marine Innovations are included in the Company’s marine segments.

In the second quarter of 2004, the Company acquired the remaining 30 percent of outstanding stock of Navman NZ Limited (Navman), a New Zealand-based manufacturer of marine electronics and global positioning system-based products. The Company purchased 70 percent of the outstanding stock of Navman in 2003 (detailed below). Consideration for the remaining outstanding stock of Navman was funded through cash and shares of the Company’s common stock. The acquisition of Navman complements the Company’s expansion into marine-based electronics and integration. The results of operations of Navman post-acquisition are included in the Marine Engine segment.

The above acquisitions were not material to the Company’s results of operations or total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance.

In the first six months of 2003, cash paid for acquisitions, net of debt and cash acquired, was as follows:

(in millions)

Date	Company Name	Net Cash Consideration	Other Consideration	Total Consideration
6/10/03	Valley-Dynamo,LP	$34.2	$--	$34.2
6/23/03	Land 'N' Sea Corporation	30.4	23.4	53.8
6/23/03	Navman NZ Limited	32.8	--	32.8

		$97.4	$23.4	$120.8

The Company acquired the net assets, including working capital and fixed assets, of Valley-Dynamo LP (Valley-Dynamo), a manufacturer of commercial and consumer billiards, Air Hockey and foosball tables, for $34.2 million in cash. The acquisition of Valley-Dynamo added new products and distribution channels to the Company’s billiards operations. The results of operations of Valley-Dynamo post-acquisition are included in the Bowling & Billiards segment.

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

Note 6 — Investments

As of June 30, 2004 and 2003, the Company’s investment in Brunswick Acceptance Company, LLC (BAC) totaled $26.5 million and $3.2 million, respectively. For the six-month periods ended June 30, 2004 and 2003, the Company’s net investment in BAC increased by $4.5 million and $3.2 million, respectively. The 2004 increase in net investment of $4.5 million reflects $2.2 million in earnings and $2.3 million of cash invested to maintain the Company’s required 49 percent equity investment. The operations of BAC did not substantively commence until the third quarter of 2003. Refer to Note 8, Financial Services, for more details on this joint venture.

In January of 2003, the Company purchased a 36 percent equity interest in Bella-Veneet OY (Bella), a boat manufacturer located in Finland, for $8.5 million. The Company has the option to acquire the remaining equity interest in Bella in 2007.

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

Comprehensive income was as follows:

	Quarter ended June 30		Six Months ended June 30

(in millions)	2004	2003	2004	2003

Net earnings	$90.1	$53.6	$138.1	$57.4
Other comprehensive income:
Foreign currency cumulative translation
adjustment	(0.5)	8.3	(0.2)	8.4
Net change in unrealized gains on
investments	(1.8)	5.7	7.4	2.8
Net change in accumulated unrealized
derivative gains (losses)	0.5	(1.9)	4.2	(2.4)

Total other comprehensive income (loss)	(1.8)	12.1	11.4	8.8

Comprehensive income	$88.3	$65.7	$149.5	$66.2

The Company’s minimum pension liability is adjusted on an annual basis.

Note 8 – Financial Services

Financing Services. The Company has a joint venture, BAC, with Transamerica Commercial Finance Corporation (TCFC). In January of 2004, GE Commercial Finance (GECF), the business-to-business financial services unit of General Electric Company, acquired the commercial finance business of Transamerica, including TCFC.

Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.2 million in the first six months of 2004 for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

In January of 2003, the Company invested $3.3 million as BAC began its operations, which represented a 15 percent ownership interest. On July 2, 2003, the Company contributed an additional $19.5 million to increase its equity interest in BAC to 49 percent, as required by the terms of the joint venture agreement. The Company’s investment in BAC is accounted for under the equity method and is recorded as a component of Investments in the Consolidated Balance Sheets. The Company records its share of income or loss based on its ownership percentage, which is included in Other income in the Consolidated Statements of Income.

In the second quarter and first six months ended June 30, 2004, the Company sold $295.0 million and $505.7 million, respectively, of receivables to BAC for $293.3 million and $502.6 million, respectively, in cash, net of discount. Discounts of $1.7 million and $3.1 million for the second quarter and first six months ended June 30, 2004, respectively, are recorded as an expense in Other income in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $123.7 million as of June 30, 2004, up from $74.7 million at December 31, 2003. BAC will continue to purchase and service a significant portion of Mercury Marine’s domestic accounts receivable on an ongoing basis. The Company did not sell any receivables to BAC in the first six months of 2003.

As of June 30, 2004, the Company has a retained interest in $42.9 million of the total accounts receivable sold to BAC that are recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. The Company’s maximum exposure related to these amounts is $27.9 million. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.

Under the terms of the joint venture agreement, the receivable portfolio is consolidated on GECF’s financial statements and is funded 85 percent through a loan from GECF and 15 percent by a cash investment from both GECF (51 percent) and the Company (49 percent). As a result of the monthly changes in BAC’s receivable portfolio, the Company’s contributed equity is adjusted monthly to maintain a 49 percent equity interest. The Company’s total investment in BAC at June 30, 2004, was $26.5 million. The operations of BAC did not substantively commence until the third quarter of 2003.

Summarized unaudited financial data for BAC is presented as follows:

(in millions)	Quarter ended June 30, 2004	Six Months ended June 30, 2004

Income Statement
Revenues	$5.5	$10.7
Interest and other expenses	3.4	6.5

Net income before income taxes	$2.1	$4.2

(in millions)	June 30, 2004

Balance Sheet
Net finance receivables	$326.5
Other assets	0.4

Total assets	$326.9

Notes payable and other liabilities	$274.0
Equity	52.9

Total liabilities and equity	$326.9

Note 9 – Income Taxes

The Company’s effective tax rate for both the June 30, 2004, quarterly and year-to-date periods was 33.0 percent, compared with 34.9 percent and 35.0 percent, respectively, for the same periods of 2003. The lower effective tax rate was due in part to the prepayment of the United States Tax Court matter discussed in Note 8 to the consolidated financial statements in the 2003 Form 10-K and higher foreign and state earnings in lower effective-tax-rate jurisdictions.

Note 10 – Debt

On May 26, 2004, the Company issued senior unsubordinated notes in the aggregate principal amount of $150.0 million, receiving net proceeds of $149.1 million, net of discount and before $0.9 million of expenses. The notes mature on June 1, 2011, and interest on the notes is required to be paid semi-annually at an annual rate of 5.0 percent, beginning December 1, 2004. The Company has the option to redeem some or all of the notes prior to maturity.

The net proceeds from the notes are expected to be used for general corporate purposes, including potential acquisitions and the possible retirement of outstanding debt. See Note 12 to the consolidated financial statements in the 2003 Form 10-K for details on the Company’s other debt.

Note 11 – Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. See Note 13 to the consolidated financial statements in the 2003 Form 10-K for details on these plans.

Pension and other postretirement benefit (income) costs included the following components for the three months ended June 30:

	Pension Benefits		Other Postretirement Benefits

(in millions)	2004	2003	2004	2003

Service cost	$4.7	$3.7	$0.8	$0.3
Interest cost	14.0	14.6	1.6	1.2
Expected return on plan assets	(16.4)	(13.1)	--	--
Amortization of prior service costs	1.5	1.4	(0.5)	(0.5)
Amortization of net actuarial loss	3.5	4.4	0.4	--

Net pension and other benefit costs	$7.3	$11.0	$2.3	$1.0

Pension and other postretirement benefit (income) costs included the following components for the six months ended June 30:

	Pension Benefits		Other Postretirement Benefits

(in millions)	2004	2003	2004	2003

Service cost	$8.7	$7.4	$1.2	$0.6
Interest cost	28.4	29.2	2.9	2.4
Expected return on plan assets	(33.0)	(26.2)	--	--
Amortization of prior service costs	3.0	2.8	(1.1)	(1.0)
Amortization of net actuarial loss	6.7	8.8	0.4	--

Net pension and other benefit costs	$13.8	$22.0	$3.4	$2.0

Employer Contributions. The Company previously disclosed in the 2003 Form 10-K that it expected to make discretionary and non-discretionary contributions of $32.4 million to the Company's pension plans in 2004. As of June 30, 2004, the Company contributed $10.0 million in cash to the qualified pension plans and may make additional discretionary contributions of up to $20.0 million to these pension plans in order to achieve the Compan's funding objectives. In July of 2004, the Company contributed $10.0 million of the $20.0 million expected to be contributed to the qualified pension plans during the second half of 2004. The Company also funded 1.4 million to cover benefit payments in the unfunded nonqualified pension plan during the first six months of 2004 and will fund an additional $1.0 million of contributions in the second half of 2004. The Company's overall contribution amount for 2004 is subject to equity market returns and discount rate movements.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview and Outlook

Sales increased 33 and 31 percent in the second quarter and six-month period ended June 30, 2004 to $1.4 billion and $2.6 billion, respectively, with double-digit gains reported by all of the Company’s business segments. The primary drivers were the Marine Engine and Boat segments, which benefited from a stronger marine environment compared with the first six months of 2003. Acquisitions also played a role, accounting for approximately one-half of the sales gain for the quarter and six-month period ended June 30, 2004. Higher sales, product prices and production volumes, along with ongoing effective cost management, contributed to an increase in operating earnings to $139.5 million and $218.0 million, respectively, and higher operating margins of 9.8 percent and 8.3 percent, in the quarter and year-to-date periods, respectively.

Looking ahead, the Company expects continued strong double-digit sales growth in its Marine engine and Boat segments in 2004. In the Bowling & Billiards and Fitness segments, the Company expects double-digit and high single digit sales growth, respectively. This outlook is based on the continued strength in the economy and marine market conditions, and the success of innovative new products and acquisitions completed in 2003 and 2004.

Overall, the Company expects that operating margins will benefit from higher volumes as well as ongoing effective cost management, which the Company expects will offset the costs associated with new product introductions and new plant openings.

Matters Affecting Comparability

Acquisitions.     The Company’s operating results for 2004 include the operating results for acquisitions completed in 2004 and 2003. Approximately one-half of the sales increase in both the second quarter and six-month period ended June 30, 2004, when compared with the same periods of 2003, can be attributed to the following acquisitions: Valley-Dynamo, LP (Valley-Dynamo), a manufacturer of commercial and consumer billiards, Air Hockey and foosball tables, completed as of June 10, 2003; Land ‘N’ Sea Corporation (Land ‘N’ Sea), a distributor of marine parts and accessories, completed as of June 23, 2003; Navman NZ Limited (Navman), a manufacturer of marine electronics and global positioning system-based products, completed as of June 23, 2003; Attwood Corporation (Attwood), a manufacturer of marine hardware and accessories, completed as of September 2, 2003; Protokon LLC (Protokon), a Hungarian steel fabricator and electronic equipment manufacturer, completed as of September 15, 2003; and the Crestliner, Lund, and Lowe aluminum boat companies, completed as of March 31, 2004. Refer to Note 5, Acquisitions, for a description of these acquisitions.

Litigation Charge: In September of 2003, the Company’s Life Fitness division settled a cross trainer patent infringement lawsuit with Precor Incorporated for $25.0 million and future royalty payments. The Company recorded a $25.0 million pre-tax litigation charge ($0.18 per diluted share) in operating earnings in the first quarter of 2003. In September of 2003, the Company paid $12.5 million and in June of 2004, the Company paid the remaining $12.5 million related to the settlement.

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the quarter ended June 30:

			Increase/(Decrease) vs. 2003

(in millions, except per share numbers)	2004	2003	$	%

Net sales	$1,422.7	$1,071.0	$351.7	32.8%
Gross margin (A)	$367.8	$263.8	$104.0	39.4%
Operating earnings	$139.5	$87.2	$52.3	60.0%
Net earnings	$90.1	$53.6	$36.5	68.1%
Diluted earnings per share	$0.93	$0.59	$0.34	57.6%
Expressed as a percentage of net sales(B)
Gross margin	25.9%	24.6%		130 bpts
Selling, general and administrative expense	16.0%	16.5%		(50) bpts
Operating earnings	9.8%	8.1%		170 bpts

bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.
(B)

 Percentages are determined by using the following numerators expressed as a percentage of Net sales: Gross margin as defined in (A), Selling, general and administrative expense, which includes Research and development expense, and Operating earnings as presented in the Consolidated Statements of Income.

Sales increased across all reportable segments. Approximately one-half of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have three months of operating results in both periods presented. Both the Marine Engine and Boat segment’s sales benefited from strong marine market conditions. Organic sales growth for the Marine Engine segment was due to higher wholesale shipments of outboard and sterndrive engines and parts and accessories in both domestic and international markets. Organic sales growth for the Boat segment was due to higher shipments across most boat brands due to the success of new products and customer demand. Organic sales growth for the Fitness segment was the result of higher domestic and international commercial sales. Organic sales growth for the Bowling & Billiards segment was due to higher sales volume of bowling capital equipment.

The increase in operating earnings was primarily due to the increase in sales volumes in all reportable segments, the favorable impact associated with 2004 and 2003 acquisitions, favorable pricing in the marine businesses, and the favorable impact of a weaker U.S. dollar. The increase in operating earnings was partially offset by higher variable compensation costs, and a mix shift towards lower-margin strength equipment and competitive pricing pressures in Europe for the Fitness segment.

Additionally, costs associated with strategic initiatives reduced operating earnings by approximately $6 million in the second quarter of 2004 compared with the second quarter of 2003, primarily related to the marketing and production startup of the new Verado family of four-stroke outboard engines and expenses associated with the construction of an outboard engine manufacturing plant in China. In addition, lower pension costs were mostly offset by an increase in health care and insurance costs.

Gross margin percentage increased in the second quarter of 2004 compared with the same period last year primarily due to the same factors discussed in operating earnings above.

Interest expense increased by $0.3 million in the second quarter of 2004 compared with the same period in 2003 due to the issuance of new debt described in Note 10, Debt, to the Consolidated Financial Statements. This increase was partially offset by the benefit from fixed-to-floating interest rate swaps. See Note 12 in the 2003 Form 10-K for details on interest rate swaps.

Average common shares outstanding used to calculate diluted earnings per share increased to 97.2 million in the second quarter of 2004 from 91.3 million in the second quarter of 2003. The increase in average diluted outstanding shares was due to the exercise of stock options and an increase in common stock equivalents due to an increase in the Company’s average stock price during the period. The 5.9 million increase in average diluted outstanding shares lowered diluted earnings per share by approximately six cents.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the six months ended June 30:

			Increase/(Decrease) vs. 2003

(in millions, except per share numbers)	2004	2003	$	%

Net sales	$2,622.3	$2,005.5	$616.8	30.8%
Gross margin (A)	$665.1	$472.6	$192.5	40.7%
Operating earnings(B)	$218.0	$100.2	$117.8	NM
Net earnings	$138.1	$57.4	$80.7	NM
Diluted earnings per share	$1.43	$0.63	$0.80	NM
Expressed as a percentage of net sales(C)
Gross margin	25.4%	23.6%		180 bpts
Selling, general and administrative expense (B)	17.0%	18.6%		(160) bpts
Operating earnings (B)	8.3%	5.0%		330 bpts

bpts = basis points
NM=Not Meaningful

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.
(B)

Operating earnings and Selling, general and administrative expense for the six months ended June 30, 2003, include a $25.0 million pre-tax litigation charge discussed in Matters Affecting Comparability above.

(C)

Percentages are determined by using the following numerators expressed as a percentage of Net sales: Gross margin as defined in (A), Selling, general and administrative expense, which includes Research and development expense and Litigation charge, and Operating earnings as presented in the Consolidated Statements of Income.

Increased sales were recorded across all reportable segments. Approximately one-half of the sales increase was from organic growth, defined as sales from the Company’s businesses that have six months of operating results in both periods presented. Organic sales growth for the Marine Engine, Boat and Fitness segment was primarily due to the same factors as described above in the quarterly comparison. Organic sales growth for the Bowling & Billiards segment was due to increased sales volume of bowling capital equipment, billiards products, and increased bowling center revenues.

Operating earnings in 2003 were adversely affected by the previously mentioned litigation charge. Management believes that presentation of operating earnings in the six months ended 2003 excluding this litigation charge provides a more meaningful comparison to current-period results, because there was no comparable litigation charge in the first six months of 2004 operating earnings. Excluding this charge, operating earnings increased to $218.0 million in the first six months of 2004 from $125.2 million in the first six months of 2003. The increase in operating earnings was primarily due to the increase in sales volumes in all reportable segments; the favorable impact associated with 2004 and 2003 acquisitions; improved pricing in the marine businesses; the benefit of a weaker U.S. dollar in international markets; and cost containment in all segments. The increase in operating earnings was partially offset by higher variable compensation costs, operational inefficiencies at the Fitness segment’s Ramsey, Minnesota, facility, and royalty payments in 2004 associated with the previously mentioned litigation charge.

Additionally, costs associated with strategic initiatives reduced operating earnings by approximately $14 million in the first six months of 2004 compared with same period in 2003, primarily related to the marketing and production startup of the new Verado family of four-stroke outboard engines, and expenses associated with the construction of an outboard engine manufacturing plant in China. These costs were partially offset by an inventory capitalization in the Marine Engine segment, which increased operating earnings by $3.1 million. In addition, lower pension costs were mostly offset by higher healthcare and insurance costs.

Gross margin percentage increased in the first six months of 2004 compared with the same period last year primarily due to the same factors discussed in operating earnings above.

Interest expense decreased $0.3 million in the six months ended 2004 compared with the same period in 2003 due to fixed-to-floating interest rate swaps partially offset by the additional interest arising from the issuance of new debt described in Note 10, Debt, to the Consolidated Financial Statements. See Note 12 in the 2003 Form 10-K for details on interest rate swaps.

Average common shares outstanding used to calculate diluted earnings per share increased to 96.4 million in the six months ended June 30, 2004, from 91.0 million in the same period of 2003. The increase in average diluted shares outstanding was due to the exercise of stock options and an increase in common stock equivalents as a result of an increase in the Company’s average stock price in the 2004 period. The 5.4 million increase in average diluted outstanding shares lowered diluted earnings per share by approximately eight cents.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the quarter ended June 30:

			Increase vs. 2003

(in millions)	2004	2003	$	%

Net sales	$665.2	$521.9	$143.3	27.5%
Operating earnings	$95.6	$64.2	$31.4	48.9%
Operating margin	14.4%	12.3%		210 bpts
Capital expenditures	$15.9	$14.0	$1.9	13.6%

bpts = basis points

Marine Engine segment results, which include the Company’s Mercury Marine and Brunswick New Technologies (BNT) operations, benefited from stronger demand for marine products compared with the same period last year. The key sales drivers were an increase in domestic and international wholesale shipments of outboard and sterndrive engines and an increase in parts and accessories sales. Additionally, sales from the Navman acquisition, the largest operation within BNT, accounted for approximately one-quarter of the increase in segment sales.

Operating earnings benefited from the increased sales volume, increased absorption of fixed costs due to higher production levels and the impact of a weaker U.S. dollar. These factors were partially offset by increased variable compensation costs, marketing and start-up expenses associated with the product launch of the new Verado family of four-stroke outboard engines, and costs associated with the construction of a new outboard engine manufacturing facility in China.

The increase in capital expenditures was primarily due to investments in the new China plant for the production of four-stroke outboard engines in the 40- to 60-horsepower range, and tooling and equipment used in the manufacturing production of products.

The following table sets forth Marine Engine segment results for the six months ended June 30:

			Increase vs. 2003

(in millions)	2004	2003	$	%

Net sales	$1,193.1	$934.7	$258.4	27.6%
Operating earnings	$138.2	$83.5	$54.7	65.5%
Operating margin	11.6%	8.9%		270 bpts
Capital expenditures	$28.9	$21.6	$7.3	33.8%

bpts = basis points

Sales, operating earnings, and capital expenditures increased primarily due to the same factors described above for the quarterly period ended June 30, 2004.

Boat Segment

The following table sets forth Boat segment results for the quarter ended June 30:

			Increase vs. 2003

(in millions)	2004	2003	$	%

Net sales	$629.9	$418.9	$211.0	50.4%
Operating earnings	$57.0	$32.3	$24.7	76.5%
Operating margin	9.0%	7.7%		130 bpts
Capital expenditures	$13.0	$7.4	$5.6	75.7%

bpts = basis points

Boat segment results for the quarter benefited from higher retail demand for marine products. Sales from the recently acquired aluminum boat companies, and from the Land ‘N’ Sea and Attwood acquisitions accounted for approximately two-thirds of the increase in segment sales in the 2004 quarter. One-third of the increase in sales was due to organic growth as a result of higher wholesale shipments to boat dealers domestically and internationally driven by the successful market introduction of new models and customer demand, favorable pricing and reduced discounting.

The increase in operating earnings was primarily due to the increase in sales, and the impact of acquisitions completed in 2004 and 2003. Also, operating earnings benefited from continued profitability at the segment’s US Marine division compared with operating losses in the same period last year. The turnaround in operating earnings for US Marine was driven by higher domestic and international sales volume across all of its boat brands, by the success of new models and higher customer demand. Additionally, Boat segment operating earnings increased due to cost reductions and operational efficiencies achieved through higher production volumes, partially offset by an increase in variable compensation costs.

The increase in capital expenditures was primarily for tooling used in the production of new models, expansion of a boat manufacturing plant in Mexico, and capital expenditures associated with the acquisitions completed in 2004 and 2003.

The following table sets forth Boat segment results for the six months ended June 30:

			Increase vs. 2003

(in millions)	2004	2003	$	%

Net sales	$1,141.9	$797.5	$344.4	43.2%
Operating earnings	$89.0	$46.4	$42.6	91.8%
Operating margin	7.8%	5.8%		220 bpts
Capital expenditures	$23.5	$13.7	$9.8	71.5%

bpts = basis points

Sales from the acquisitions completed in 2004 and 2003 accounted for approximately one-half of the increase in sales. Organic growth in sales and operating earnings increased primarily due to the same factors described above for the quarterly period ended June 30, 2004.

Capital expenditures increased primarily due to the same factors described above for the quarterly period ended June 30, 2004.

Fitness Segment

The following table sets forth Fitness segment results for the quarter ended June 30:

			Increase/(Decrease) vs. 2003

(in millions)	2004	2003	$	%

Net sales	$122.3	$105.1	$17.2	16.4%
Operating earnings	$2.9	$5.3	$(2.4)	(45.3)%
Operating margin	2.4%	5.0%		(260) bpts
Capital expenditures	$1.0	$3.4	$(2.4)	(70.6)%

bpts = basis points

The increase in sales was primarily attributable to greater demand for strength and cardiovascular equipment in both domestic and international markets, partly due to the introduction of new models in the fourth quarter of 2003. International sales also benefited from the impact of a weaker U.S dollar. The increase in equipment sales was partially offset by decreased retail sales at the Company’s Omni Fitness stores as a result of store divestitures, the majority of which occurred in the fourth quarter of 2003.

The decrease in operating earnings was driven by a mix shift toward lower-margin strength equipment, competitive pricing pressures in the European commercial markets, and higher steel costs. These factors were partially offset by the benefit of a weaker U.S. dollar and successful cost containment efforts.

Capital expenditures in the first quarter of 2004 and 2003 were primarily related to operational improvements.

The following table sets forth Fitness segment results for the six months ended June 30:

			Increase/(Decrease) vs. 2003

(in millions)	2004	2003	$	%

Net sales	$252.9	$224.3	$28.6	12.8%
Operating earnings (A)	$12.1	$(7.2)	NM	NM
Operating margin (A)	4.8%	(3.2)%	NM	NM
Capital expenditures	$3.6	$6.3	$(2.7)	(42.9)%

NM = Not Meaningful
bpts = basis points

(A)

Operating Earnings for the six months ended June 30, 2003, included a $25.0 million pre-tax litigation charge discussed in Matters Affecting Comparability above. Operating margin for the period ended June 30, 2003, excluding the $25.0 million pre-tax litigation charge was 7.9 percent.

Sales increased primarily due to the same factors described above for the quarter ended June 30, 2004.

Operating earnings in the first six months of 2003 include a $25.0 million litigation charge. Management believes that presentation of operating earnings in the six months of 2003, excluding this litigation charge, provides a more meaningful comparison to the current-period results because there was no comparable litigation charge that affected the first six months of 2004. Excluding this charge, operating earnings decreased from $17.8 million in the first six months of 2003 to $12.1 million in the first six months of 2004, and operating margins decreased from 7.9 percent to 4.8 percent in 2004. The decrease in operating earnings was driven by the timing and introduction of new products at the facility in Ramsey, Minnesota, which were introduced in the fourth quarter of 2003; operational inefficiencies at Ramsey as a result of the startup of new model production, which came at the same time the Company was transitioning production of consumer strength products to Ramsey from the plant in Paso Robles, California; royalty payments in 2004 associated with the previously mentioned litigation settlement; competitive pressures in the European commercial markets; a mix shift towards lower margin strength equipment; and higher steel costs. These factors were partially offset by the increase in sale volumes and successful cost containment efforts.

Capital expenditures in the first quarter of 2004 and 2003 were primarily for the same factors as described in the quarterly comparison.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the quarter ended June 30:

			Increase vs. 2003

(in millions)	2004	2003	$	%

Net sales	$105.8	$94.1	$11.7	12.4%
Operating earnings	$4.2	$1.9	$2.3	NM
Operating margin	4.0%	2.0%		200 bpts
Capital expenditures	$9.4	$7.2	$2.2	30.6%

NM = Not Meaningful
bpts = basis points

Organic sales growth was primarily due to increased sales volume of bowling equipment in both the domestic and international markets, driven by increased demand for new products, most notably the Vector scoring system, partially offset by a decrease in bowling center revenues. Sales from the Valley-Dynamo acquisition completed in 2003 accounted for approximately one-half of the increase in sales.

Operating earnings benefited from the higher sales volume of bowling products, higher contributions from the Valley-Dynamo acquisition, and cost reductions. These benefits were partially offset by increased expenses to support and promote new products introduced in the fourth quarter of 2003, and an increase in bad debt expense associated with the bankruptcy of a customer.

The increase in capital expenditures was primarily for the construction of two new bowling centers.

The following table sets forth Bowling & Billiards segment results for the six months ended June 30:

			Increase vs. 2003

(in millions)	2004	2003	$	%

Net sales	$216.0	$179.2	$36.8	20.5%
Operating earnings	$17.7	$10.3	$7.4	71.8%
Operating margin	8.2%	5.7%		250 bpts
Capital expenditures	$15.5	$10.1	$5.4	53.5%

bpts = basis points

The increase in sales was primarily due to increased sales volume of bowling equipment in the domestic and international markets, increased bowling center revenues and higher sales of billiard tables and equipment. Sales from the Valley-Dynamo acquisition completed in 2003 accounted for approximately one-third of the increase in sales.

Operating earnings benefited from primarily the same factors described above in the quarterly comparison.

The increase in capital expenditures was primarily due to the same factors as described above for the quarterly comparison.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of cash flow for the six months ended June 30:

(in millions)	2004	2003

Net cash provided by operating activities	$170.0	$61.4
Net cash used for:
Capital expenditures	(72.7)	(52.2)
Other, net	3.9	3.3

Free cash flow *	$101.2	$12.5

*

The Company defines Free Cash Flow as cash flow from operating and investing activities (excluding acquisitions and investments), and excluding financing activities. In 2003, to indicate more precisely the cash flow available to fund investments in future growth initiatives, the Company changed its definition of Free Cash Flow to exclude the impact of investments. Free Cash Flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that this financial measure, and the information it provides, is useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free Cash Flow” is also useful to investors because it is an indication of cash flow that may be available to fund further investment in future growth initiatives.

The Company’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In first six months of 2004, net cash provided by operating activities totaled $170.0 million compared with $61.4 million in the prior-year period. The significant increase was driven by an increase in net earnings of $80.7 million and the net reduction of $42 million of tax payments associated with the United States Tax Court case. This increase was partially offset by a $29.8 million increase in working capital, defined as non-cash current assets less current liabilities, which used cash of $91.7 million for the first six months of 2004 as compared with $61.9 million in the same period last year. The increase in working capital was primarily due to an increase in accounts receivable and inventory attributed to higher sales and production volumes. Partially offsetting this working capital increase was an increase in accrued expenses driven primarily by increased warranty accruals due to the higher sales volume and higher variable compensation accruals.

Cash flows from investing activities included capital expenditures of $72.7 million in the first six months of 2004, compared with $52.2 million in the first six months of 2003. The increase in capital expenditures was attributable to: investments in a new manufacturing facility in China for the production of four-stroke outboard engines, the construction of two new bowling centers, and expenditures for new model introductions across all segments. The Company expects to spend approximately $190 million for capital expenditures in 2004. Cash paid for acquisitions, net of debt and cash acquired, totaled $214.0 million and $97.4 million in the first six months of 2004 and 2003, respectively. See Note 5, Acquisitions, to the Consolidated Financial Statements, and Note 5 in the 2003 Form 10-K for further details on the Company’s acquisitions. The Company invested $2.3 and $3.2 million in Brunswick Acceptance Company, LLC (BAC) during the first six months of 2004 and 2003, respectively. Also in the first six months of 2003, the Company invested $8.5 million in a boat manufacturer located in Finland. See Note 6, Investments, to the Consolidated Financial Statements, and Note 6 in the 2003 Form 10-K for further details on the Company’s other investments completed in 2003.

Cash flow from financing activities provided cash of $207.4 million in the first six months of 2004, compared with a use of cash of $0.7 million in the prior-year period. This increase was primarily due to the issuance of new debt described below and the exercise of stock options. The Company received $69.4 million from stock options exercised in the first six months of 2004, compared with $2.8 million during the same period of 2003.

Cash and cash equivalents totaled $438.2 million at June 30, 2004, up $92.3 million from $345.9 million at December 31, 2003. Total debt at June 30, 2004, increased $132.3 million to $739.9 million, versus $607.6 million at December 31, 2003, and debt-to-capitalization ratios were 31.9 and 31.5 percent, respectively. The increase in both debt and cash were primarily related to the issuance of $150.0 million of 5% notes due in 2011, as described in Note 10, Debt, to the Consolidated Financial Statements. Additionally, the increase in cash is also attributed to strong cash flow during 2004 partially offset by cash paid for acquisitions and capital expenditures. The Company did not have any commercial paper outstanding as of June 30, 2004 and 2003, respectively. The Company has a $350.0 million long-term revolving credit agreement with a group of banks, as described in Note 12 to the consolidated financial statements of the 2003 Form 10-K, that serves as support for commercial paper borrowings. There were no borrowings under the revolving credit agreement during the first six months of 2004 or 2003. The Company has the ability to issue up to $100.0 million in letters of credit under the revolving credit facility, with $58.4 million in outstanding letters of credit as of June 30, 2004. The Company had borrowing capacity of $291.6 million under the terms of the revolving credit agreement as of June 30, 2004. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

Improved equity market trends in 2004 and 2003 had a favorable impact on the funded status of the Company’s qualified pension plans. While there was no legal requirement under the Employee Retirement Income Security Act (ERISA) for the Company to fund these plans in 2004, the Company contributed $10.0 million in cash to the qualified pension plans and may make additional discretionary contributions of up to $20.0 million to these pension plans in order to achieve the Company’s funding objectives. In July of 2004, the Company contributed $10.0 million of the $20.0 million expected to be contributed to the qualified pension plans during the second half of 2004. The Company also funded $1.4 million to cover benefit payments in the unfunded nonqualified pension plan during the first six months of 2004 and will fund an additional $1.0 million of contributions in the second half of 2004. The Company made cash contributions of $54.4 million to the pension plans in 2003. Refer to Note 11, Pension and Other Postretirement Benefits, to the Consolidated Financial Statements, and Note 13 in the 2003 Form 10-K, for more details.

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

Effect of European Community Tariff Increases.

The European Community (EC) has imposed increased tariffs on certain U.S. exports to EC member countries in an ongoing trade dispute between the EC and the United States. The dispute concerns tax benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion (FSC/ETI) tax regime, which has been declared in violation of U.S. obligations by the World Trade Organization (WTO). As a result, a substantial portion of the Company’s bowling products imported into the EC is subject to an additional duty. The additional duty began at 5 percent ad valorem as of March 1, 2004, and has increased 1 percent each calendar month thereafter, a monthly increase that will continue, under announced EC plans, until the additional duty reaches a total of 17 percent ad valorem as of March 1, 2005. The EC has not announced possible duty levels thereafter, but is authorized by the WTO to impose additional duties as high as 100 percent ad valorem. The U.S. Congress is considering changes to U.S. tax laws to address this adverse WTO ruling and end FSC/ETI sanctions. The Company’s sales of U.S. produced bowling products into the EC during 2003 totaled approximately $18 million.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes in the Company’s off-balance sheet arrangements and contractual obligations since December 31, 2003. This information is detailed in the 2003 Form 10-K.

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

Forward-Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of a weak economy and stock market on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; competitive pricing pressures; the ability to maintain effective distribution; the success of global sourcing and supply chain initiatives; the ability to successfully integrate acquisitions; the success of new product introductions; the impact of weather conditions on demand for marine products and retail bowling center revenues; the financial strength of dealers and independent boat builders; shifts in currency exchange rates; adverse foreign economic conditions; the Company’s ability to develop product technologies that comply with regulatory requirements; the impact of interest rates and fuel prices on demand for marine products; the impact of financial markets on pension expense and funding levels; the ability to maintain market share in high-margin products; the ability to maintain product quality and service standards expected by our customers; the success of marketing and cost management programs; the ability to successfully manage pipeline inventories; the ability to obtain component parts from suppliers; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the impact of possible duties on Japanese-manufactured outboard engines sold in the United States; competition from new technologies; imports from Asia and increased competition from Asian competitors; and increases in tariffs on the Company’s bowling equipment sales into Europe. Additional factors are included in the 2003 Form 10-K.

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

Item 4. — Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2004, the Company filed a petition with the U.S. Department of Commerce and the U.S. International Trade Commission asserting that Japanese manufacturers of outboard engines have violated U.S. anti-dumping laws by selling outboard engines in the U.S. at prices well below their sale price in Japan. If the Japanese manufacturers are determined to be in violation of U.S. law, the U.S. government could impose duties on Japanese-manufactured outboards sold in the United States. The Company imports powerheads and engines purchased from Yamaha and Tohatsu Marine Corporation in Japan, which could subject the Company to duties if the Department of Commerce finds that dumping has occurred. The Department of Commerce is expected to make a preliminary determination on the dumping allegations in early August.

The Company is currently in a contract dispute with Yamaha, from which the Company purchases components and powerheads. The Company does not believe that the resolution of this contract dispute will have a material adverse effect on the Company's operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(c)     Recent Sales of Unregistered Securities by the Company

On June 2, 2004, the Company issued 410,287 shares of its common stock to Talon Management Limited, as partial consideration for its acquisition of a 30 percent interest (the Company had previously acquired the other 70 percent) in Navman NZ Limited. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D thereunder.

(e) Purchases of Company Securities

Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased (A)	Average Price Paid per share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
Period

4/1/04 - 4/30/04	--	$ --	--	--
5/1/04 - 5/31/04	2,502	39.01	--	--
6/1/04 - 6/30/04	--	--	--	--
(A)	These shares represent shares owned by employees and delivered to the Company by those employees in payment for the exercise price of stock options.
(B)

Other than those purchases identified in footnote A, the Company has not, and no other party has on behalf of the Company or any affiliated purchaser, purchased any shares or other units of any class of the Company’s registered equity securities. The Company has no plan or program pursuant to which the Company would make such purchases.

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

(b)    Reports on Form 8-K

On April 27, 2004, the Company filed a Current Report on Form 8-K to furnish, pursuant to item 12 on Form 8-K, a press release announcing the Company’s financial results for the first quarter of 2004.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
(Registrant)

August 4, 2004                                                                     By:  /s/ ALAN L. LOWE
                                                                                                       Alan L. Lowe
                                                                                                       Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.