Form 10-Q
period 2004-09-30
BRUNSWICK CORP
filed 2004-11-05
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark one)
(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

(847) 735-4700
(Registrant’s telephone number, including area code)

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

Yes X      No

At October 29, 2004, there were 96,200,733 shares of common stock ($0.75 par value) outstanding.

Part I. Financial Information

Item 1 - Financial Statements

Brunswick Corporation
Consolidated Statements of Income
for the periods ended September 30
(in millions, except per share data)
(unaudited)

	Quarter		Nine Months
	ended September 30		ended September 30
	2004	2003	2004	2003

Net sales	$1,273.2	$1,036.3	$3,895.5	$3,041.8
Cost of sales	956.2	781.2	2,913.4	2,314.1
Selling, general and administrative expense	186.5	162.6	571.5	454.8
Research and development expense	31.2	30.0	93.3	85.2
Litigation charge	-	-	-	25.0
Operating earnings	99.3	62.5	317.3	162.7
Interest expense	(12.1)	(10.1)	(32.6)	(30.9)
Other income	4.4	5.9	13.0	14.8
Earnings before income taxes	91.6	58.3	297.7	146.6
Income tax provision	18.7	20.4	86.7	51.3
Net earnings	$72.9	$37.9	$211.0	$95.3

Basic earnings per common share	$0.76	$0.42	$2.22	$1.05
Diluted earnings per common share	$0.75	$0.41	$2.18	$1.04

Average shares used for computation of:
Basic earnings per share	96.2	91.2	95.1	90.9
Diluted earnings per share	97.7	92.3	96.8	91.4

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of September 30, 2004, December 31, 2003, and September 30, 2003
(in millions)

	September 30,	December 31,	September 30,
	2004	2003	2003
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost,
which approximates market	$493.1	$345.9	$353.9
Accounts and notes receivable,
less allowances of $30.2, $31.3 and $32.7	432.0	374.4	348.1
Inventories
Finished goods	386.5	325.3	297.6
Work-in-process	260.3	205.7	210.8
Raw materials	130.0	92.8	89.7
Net inventories	776.8	623.8	598.1
Prepaid income taxes	314.9	302.3	321.8
Prepaid expenses and other	55.9	68.8	45.2
Current assets	2,072.7	1,715.2	1,667.1

Property
Land	70.2	70.3	70.0
Buildings and improvements	534.2	505.7	493.7
Equipment	1,068.2	1,042.5	1,041.4
Total land, buildings and improvements and equipment	1,672.6	1,618.5	1,605.1
Accumulated depreciation	(946.9)	(912.4)	(925.1)
Net land, buildings and improvements and equipment	725.7	706.1	680.0
Unamortized product tooling costs	126.7	121.0	117.5
Net property	852.4	827.1	797.5

Other assets
Goodwill	601.2	515.1	500.0
Other intangibles	293.6	184.6	187.5
Investments	157.4	148.1	132.2
Other long-term assets	224.7	212.4	199.7
Other assets	1,276.9	1,060.2	1,019.4

Total assets	$4,202.0	$3,602.5	$3,484.0

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of September 30, 2004, December 31, 2003, and September 30, 2003
(in millions, except per share data)

	September 30,	December 31,	September 30,
	2004	2003	2003
	(unaudited)		(unaudited)
Liabilities and shareholders' equity
Current liabilities
Short-term debt, including
current maturities of long-term debt	$13.5	$23.8	$30.5
Accounts payable	341.0	321.3	317.8
Accrued expenses	838.3	756.7	724.2
Current liabilities	1,192.8	1,101.8	1,072.5

Long-term liabilities
Debt	729.8	583.8	584.5
Deferred income taxes	162.8	167.6	95.9
Postretirement and postemployment benefits	220.8	232.0	304.9
Other	220.5	194.3	193.3
Long-term liabilities	1,333.9	1,177.7	1,178.6

Shareholders' equity
Common stock; authorized: 200,000,000 shares,
$0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	345.6	310.0	308.7
Retained earnings	1,413.0	1,202.0	1,208.0
Treasury stock, at cost:
6,414,000, 10,408,000 and 12,192,000 shares	(91.9)	(183.6)	(214.0)
Unearned compensation and other	(5.6)	(10.1)	(13.8)
Accumulated other comprehensive loss	(62.7)	(72.2)	(132.9)
Shareholders' equity	1,675.3	1,323.0	1,232.9

Total liabilities and shareholders' equity	$4,202.0	$3,602.5	$3,484.0

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Statement of Cash Flows
For the nine months ended September 30,
(in millions)
(unaudited)

	2004	2003

Cash flows from operating activities
Net earnings	$211.0	$95.3
Depreciation and amortization	117.5	111.2
Changes in noncash current assets and current liabilities	(122.2)	98.1
Income taxes	35.9	(23.0)
Other, net	7.9	23.5
Net cash provided by operating activities	250.1	305.1

Cash flows from investing activities
Capital expenditures	(114.0)	(93.7)
Investments	(2.6)	(35.6)
Acquisitions of businesses, net of debt and cash acquired	(213.9)	(172.6)
Other, net	4.7	3.4
Net cash used for investing activities	(325.8)	(298.5)

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other
short-term debt	(5.1)	3.1
Net proceeds from issuances of long-term debt	150.1	-
Payments of long-term debt	(6.0)	(19.3)
Stock options exercised	83.9	12.1
Net cash provided by (used for) financing activities	222.9	(4.1)

Net increase in cash and cash equivalents	147.2	2.5
Cash and cash equivalents at January 1	345.9	351.4

Cash and cash equivalents at September 30	$493.1	$353.9

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
September 30, 2004, December 31, 2003, and September 30, 2003
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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company’s 2003 Annual Report on Form 10-K (the 2003 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended September 30, 2004 and 2003. Due to the seasonality of the Company’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal year 2004 ended on April 3, 2004, July 3, 2004, and October 2, 2004 and the first three quarters of 2003 ended on March 29, 2003, June 28, 2003 and September 27, 2003.

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

The Company complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its outstanding stock option plans:

	Quarter ended September 30		Nine Months ended September 30
(in millions, except per share data)	2004	2003	2004	2003
Net earnings:
As reported	$72.9	$37.9	$211.0	$95.3
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	1.3	1.4	4.2	3.9
Pro forma	$71.6	$36.5	$206.8	$91.4

Basic earnings per common share:
As reported	$0.76	$0.42	$2.22	$1.05
Pro forma	0.75	0.40	2.18	1.01
Diluted earnings per common share:
As reported	$0.75	$0.41	$2.18	$1.04
Pro forma	0.74	0.40	2.14	1.00

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

Basic shares increased by 5.0 million and 4.2 million in the third quarter and year-to-date 2004, respectively, compared to the same periods last year, primarily due to shares issued upon the exercise of employee stock options. The increase in the dilutive shares outstanding for the September 30, 2004 quarterly and year-to-date periods is a result of the exercise of stock options and an increase in common stock equivalents due to the Company’s higher average stock price in the 2004 periods.

Basic and diluted earnings per share are calculated as follows:

	Quarter ended September 30		Nine Months ended September 30
(in millions, except per share data)	2004	2003	2004	2003

Net earnings	$72.9	$37.9	$211.0	$95.3

Average outstanding shares - basic	96.2	91.2	95.1	90.9
Common stock equivalents	1.5	1.1	1.7	0.5
Average outstanding shares - diluted	97.7	92.3	96.8	91.4

Basic earnings per share:	$0.76	$0.42	$2.22	$1.05

Diluted earnings per share:	$0.75	$0.41	$2.18	$1.04

As of September 30, 2004, there were no options outstanding where the exercise price was greater than the average market price of the Company’s shares for the quarterly period then ended. As of September 30, 2003, there were 1.3 million options outstanding where the exercise price was greater than the average market price of the Company’s shares for the quarterly period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. The 5.4 million increase in average outstanding diluted shares in the quarter and nine months ended September 30, 2004, lowered diluted earnings per share by approximately four and thirteen cents, respectively.

As of September 30, 2004, there were 4.4 million options outstanding, of which 2.7 million were exercisable.

Note 3 - Commitments and Contingencies

Financial Commitments. The Company has entered into arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding. The Company has also guaranteed customer payments to third parties that have purchased Company receivables, and, in certain instances, has guaranteed secured term financing for customers. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $105 million as of September 30, 2004.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender, Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase as of September 30, 2004, totaled approximately $166 million.

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

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling approximately $76 million as of September 30, 2004. This amount is primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

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

The Company recorded the following activity related to retained product warranty liabilities in Accrued expenses and Long-term liabilities-other as of September 30:

(in millions)	2004	2003

Balance at January 1	$177.9	$168.3
Provisions for contracts issued	91.1	75.4
Payments made	(73.4)	(69.6)
Aggregate changes for preexisting warranties	(0.7)	--
Balance at September 30	$194.9	$174.1

Legal and Environmental. In the third quarter of 2004, the Company resolved a lawsuit brought against it in 2002 by plaintiffs who allegedly received unsolicited faxes in violation of the Federal Telephone Consumer Protection Act from a service provider retained by a Company subsidiary operated by the Bowling & Billiards segment. The settlement of this lawsuit did not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company continues to defend itself against an additional lawsuit filed against it in April of 2004, with similar allegations. The Company does not believe the resolution of this lawsuit will have a material adverse effect on the Company's consolidated financial position or results of operations.

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. The Company has stayed its notice of appeal of the Tax Court decision to the United States Court of Appeals for the District of Columbia, pending the outcome of the Company’s settlement negotiations with the IRS. In April 2003, the Company elected to pay the IRS $62 million (approximately $50 million after-tax), and in April 2004, the Company elected to pay the IRS an additional $10 million (approximately $8 million after-tax), in connection with this matter while settlement negotiations continue. The payments were comprised of $33 million in taxes due and $39 million of pre-tax interest ($25 million after-tax). The Company elected to make the payments to avoid future interest costs. The Company believes, based on currently available information, that any penalties and accrued interest assessed against it by the IRS would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Anti-Dumping Petition

In January 2004, the Company filed a petition with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that Japanese manufacturers of outboard engines were “dumping” by selling outboard engines in the U.S. at prices well below their sale price in Japan, and thereby causing, or threatening to cause, material injury to the U.S. outboard engine industry. On August 6, 2004, the DOC issued a preliminary ruling concluding that Japanese outboard engine manufacturers had made sales at “less than fair value” in the U.S. market. As a result of this preliminary ruling, the DOC imposed a requirement that importers pay a 22.52 percent duty deposit (or post an equivalent bond) to the U.S. Bureau of Customs on all Japanese-manufactured powerheads and outboard engines imported from Japan for consumption in the U.S.

The ITC intends to conduct a hearing in mid-December on the injury to the U.S. outboard engine industry resulting from the dumping. The DOC is expected to issue its final ruling on dumping at the end of December, with a final determination on injury from the ITC expected during the first quarter of 2005. If the ITC finds no injury to the industry, the 22.52 percent duty deposits will be reimbursed to importers. If the DOC affirms its preliminary ruling, and the ITC finds injury to the industry, the anti-dumping duty will remain in effect at the final margin of dumping determined by the DOC (subject to any adjustments made during an annual review process). At this point, the Company cannot predict how the industry might seek to recover any duties imposed on it by the DOC.

The Company imports from Japan certain powerheads and outboard engines manufactured by Yamaha Motor Co., Ltd. (Yamaha) and outboard engines manufactured by Tohatsu Marine Corporation (a joint venture between the Company and Tohatsu Corporation). In response to the preliminary ruling, the Company is paying to the U.S. Bureau of Customs duty deposits of 22.52 percent on the declared value of the products it imports that are subject to the ruling. During the third quarter of 2004, the Company made payments of approximately $1 million in duty deposits to the U.S. Bureau of Customs. These duty deposits are capitalized as a component of product cost, and expensed as product is sold. The current agreement between the Company and Yamaha would require the Company to make additional duty payments of approximately $2.4 million during the fourth quarter of 2004, for total 2004 duty payments of approximately $3.4 million. Based on expected 2005 purchasing requirements, the Company could incur additional duties of approximately $18 million in 2005 (approximately 60 percent of which relates to imports of outboard engines and the remaining balance relates to powerheads). Any additional duty and price payments required to be made by the Company will be dependent on the outcome of a contract dispute with Yamaha described below.

Yamaha Contract Dispute

In late July 2004, Yamaha announced a 91.6 percent increase (to be effective November 1, 2004) in the price of powerheads, in the 75- to 115- horsepower range, sold to the Company pursuant to the terms of a long-term supply agreement (Agreement). It is the Company’s belief that Yamaha’s actions were in clear violation of the terms of the Agreement, and, in September 2004, the Company filed suit against Yamaha, seeking an injunction requiring it to comply with those terms. In October 2004, the court ruled in the Company’s favor, ordering Yamaha to continue to supply the Company with powerheads, pursuant to the terms of the Agreement, including terms regarding pricing. The Company will continue to pay the original contract price for the powerheads supplied to it, in accordance with the terms of the Agreement. If Yamaha fails to comply with the court’s order, the Company may be entitled to damages and contempt sanctions awarded by the court as compensation for the harm it suffered due to Yamaha’s failure to deliver powerheads.

While the order is in effect and Yamaha acts to make delivery pursuant to the court’s order, the Company must post a bond each month in the amount of $9.8 million (Bond) as security for any harm that may be caused to Yamaha as a result of the court’s order. Each month that Yamaha makes a delivery under the court’s order, the amount of the Bond will be reduced by the amount of the payment made by the Company for that delivery.

The court has ordered, and Yamaha has initiated, arbitration of disputes under the Agreement. The Company expects arbitration to begin in the fourth quarter of 2004, and to conclude in the first half of 2005. Although the Company believes Yamaha has violated the terms of the Agreement, and the court has ruled in the Company’s favor, it is difficult to predict the outcome of any arbitration. If the Company prevails in the arbitration and Yamaha is required to comply with the original pricing terms of the Agreement, the Company will have no further liability to Yamaha, and the Bond will be released. To the extent that the Company does not prevail in arbitration, it may be subject to price increases for the powerheads that it purchases from Yamaha (as well as increased duties based on those increased prices) and other damages as determined by the arbitration panel. If the Company were required to pay the full 91.6 percent price increase sought by Yamaha, the additional cash required to be paid for product to be delivered in the fourth quarter of 2004 and in the fiscal year 2005 would total approximately $3.4 million per month (effective November 1, 2004), with duties on the price increase (assuming the imposition of a 22.52 percent duty) during the same period approximating an incremental $0.5 million per month. The Agreement terminates early in the second quarter of 2006, and the Company is developing alternate sources of supply, including internally developed product. The Company does not believe the resolution of this contract dispute and the anti-dumping petition will have a material adverse effect on the Company's consolidated financial position or results of operations.

Refer to Note 9 to the consolidated financial statements of the 2003 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2003.

Note 4 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the quarter ended September 30:

(in millions)	Net Sales		Operating Earnings
	2004	2003	2004	2003

Marine Engine	$575.5	$500.8	$70.7	$60.9
Boat	567.3	404.5	36.1	8.2
Marine eliminations	(107.1)	(71.5)	--	--
Total Marine	1,035.7	833.8	106.8	69.1

Fitness	132.2	105.1	8.4	8.7
Bowling & Billiards	106.6	97.5	4.0	0.1
Eliminations	(1.3)	(0.1)	--	--
Corporate/Other	--	--	(19.9)	(15.4)
Total	$1,273.2	$1,036.3	$99.3	$62.5

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the nine months ended September 30:

(in millions)	Net Sales		Operating Earnings
	2004	2003	2004	2003

Marine Engine	$1,768.6	$1,435.5	$208.9	$144.4
Boat	1,709.2	1,202.0	125.1	54.6
Marine eliminations	(287.2)	(201.5)	--	--
Total Marine	3,190.6	2,436.0	334.0	199.0

Fitness (A)	385.1	329.4	20.5	1.5
Bowling & Billiards	322.6	276.7	21.7	10.4
Eliminations	(2.8)	(0.3)	--	--
Corporate/Other	--	--	(58.9)	(48.2)
Total	$3,895.5	$3,041.8	$317.3	$162.7

(A)	Operating earnings for the nine months ended September 30, 2003, include a $25.0 million charge in connection with a patent infringement lawsuit relating to the design of a cross trainer.

Note 5 - Acquisitions

In the first nine months of 2004, cash paid for acquisitions, net of cash acquired, was as follows:

(in millions) Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration

3/19/04	Vulcan-Bowling Pin Company and Vulcan-Brunswick Bowling Pin Company	$1.1	$--	$1.1
4/01/04	Aluminum boat companies	191.0	--	191.0
4/01/04	Marine Innovations Warranty Corporation	5.3	--	5.3
4/30/04	Mainstar Computer Systems LTD.	0.1	--	0.1
6/01/04	Navman NZ Limited (30 percent)	16.4	16.6	33.0
		$213.9	$16.6	$230.5

(A)	Cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

In March 2004, the Company made acquisitions of $1.1 million to increase its ability to manufacture, distribute, and market its own bowling pins. The post-acquisition results of these businesses are included in the Bowling & Billiards segment.

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

On April 1, 2004, the Company acquired the net assets, including working capital and other intangibles, of Marine Innovations Warranty Corporation (Marine Innovations), a provider of extended warranty protection for the marine industry, for $5.3 million. This acquisition expands the financial services offered by the Company to its dealers. The purchase agreement provides for additional consideration of up to $6.0 million based on financial performance during the years 2004, 2005 and 2006. The post-acquisition results of Marine Innovations are included in the Company’s marine segments.

In the second quarter of 2004, the Company acquired the remaining 30 percent of outstanding stock of Navman NZ Limited (Navman), a New Zealand-based manufacturer of marine electronics and global positioning system-based products. The Company purchased 70 percent of the outstanding stock of Navman in 2003 (detailed below). Consideration for the remaining outstanding stock of Navman was funded through cash and 410,287 shares of the Company’s common stock. The acquisition of Navman complements the Company’s expansion into marine-based electronics and integration. The results of operations of Navman post-acquisition are included in the Marine Engine segment.

The Company did not make any acquisitions in the third quarter of 2004. The above acquisitions were not material to the Company’s results of operations or total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance; however, they did contribute to an increase in sales in the period over period comparisons.

In the first nine months of 2003, cash paid for acquisitions, net of debt and cash acquired, was as follows:

(in millions)
Date	Company Name	Net Cash Consideration	Other Consideration	Total Consideration
6/10/03	Valley-Dynamo, LP	$33.7	$--	$33.7
6/23/03	Land ‘N’ Sea Corporation	30.4	23.4	53.8
6/23/03	Navman NZ Limited (70 percent)	32.8	--	32.8
7/01/03	New Eagle Software	1.5	--	1.5
9/02/03	Attwood Corporation	47.8	--	47.8
9/15/03	Protokon L.L.C.	7.0	--	7.0
9/17/03	Hatteras Yachts, Inc.	19.4	--	19.4
		$172.6	$23.4	$196.0

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

The above acquisitions were not material to the Company’s results of operations or total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance; however, they did contribute to an increase in sales in the period over period comparisons.

Note 6 - Investments

As of September 30, 2004 and 2003, the Company’s investment in Brunswick Acceptance Company, LLC (BAC) totaled $24.1 million and $18.7 million, respectively. For the nine-month periods ended September 30, 2004 and 2003, the Company’s net investment in BAC increased by $2.1 million and $18.7 million, respectively. The 2004 increase in net investment reflects $2.1 million of earnings reinvested to maintain the Company’s required 49 percent equity investment. The net investment increase for the nine-month period ended September 30, 2003, reflects $0.7 million of earnings and $18 million of cash invested to acquire and maintain the Company’s required 49 percent equity investment. Refer to Note 8, Financial Services, for more details on this joint venture. The Company also contributed $2.5 million to other existing joint ventures in the first nine months of 2004.

In January of 2003, the Company purchased a 36 percent equity interest in Bella-Veneet OY (Bella), a boat manufacturer located in Finland, for $9.4 million. The Company has the option to acquire the remaining equity interest in Bella in 2007. In July of 2003, the Company purchased a 49 percent equity interest in Rayglass Sales and Marketing Limited, a boat manufacturer located in New Zealand, for $5.5 million. Also, in July of 2003, the Company established a joint venture with a capital contribution of $2.4 million with Cummins Engine Company Pty Limited, a division of Cummins Inc., to form Cummins MerCruiser Diesel South Pacific Pty Limited (CMDSP). CMDSP will provide the Company the opportunity to offer a full range of diesel marine propulsion systems in Australia and other South Pacific regions.

The above investments are unconsolidated and are accounted for under the equity method. Refer to Note 6 to the consolidated financial statements in the 2003 Form 10-K for further detail relating to the Company’s investments.

Note 7 - Comprehensive Income

Accumulated other comprehensive income includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized gains and losses on derivatives and investments, all net of tax.

Comprehensive income was as follows:

	Quarter ended September 30		Nine Months ended September 30
(in millions)	2004	2003	2004	2003

Net earnings	$72.9	$37.9	$211.0	$95.3
Other comprehensive income:
Foreign currency cumulative translation adjustment	2.9	0.7	2.7	9.1
Net change in unrealized gains (losses) on investments	(2.4)	0.2	5.0	3.0
Net change in accumulated unrealized derivative gains (losses)	(2.4)	3.2	1.8	0.8
Total other comprehensive income (loss)	(1.9)	4.1	9.5	12.9
Comprehensive income	$71.0	$42.0	$220.5	$108.2

The Company’s minimum pension liability is adjusted on an annual basis on December 31.

Note 8 - Financial Services

Financing Services. In 2002, the Company established a joint venture, Brunswick Acceptance Company, LLC (BAC), with Transamerica Commercial Finance Corporation (TCFC). In January of 2004, GE Commercial Finance (GECF) acquired the commercial finance business of Transamerica, including TCFC.

Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

In January of 2003, the Company’s subsidiary, Brunswick Financial Services Corporation (BFS), invested $3.3 million in BAC, which represented a 15 percent ownership interest. On July 2, 2003, BFS contributed an additional $19.5 million to increase its equity interest in BAC to 49 percent, as provided for by the terms of the joint venture agreement. As a result of the changes in BAC’s receivable portfolio, BFS’s contributed equity is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement. BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Other income in its Consolidated Statements of Income.

The Company began selling receivables to BAC in the third quarter of 2003, during which it sold $333.0 million of receivables for $330.6 million in cash, net of $2.4 million of discounts. In the third quarter and first nine months ended September 30, 2004, the Company sold $218.8 million and $724.5 million, respectively, of receivables to BAC for $216.9 million and $719.5 million, respectively, in cash, net of discount. Discounts of $1.9 million and $5.0 million for the third quarter and nine months ended September 30, 2004, respectively, are recorded as an expense in Other income in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $103.5 million as of September 30, 2004, up from $74.7 million at December 31, 2003. BAC will continue to purchase and service a significant portion of Mercury Marine’s domestic accounts receivable on an ongoing basis. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.8 million in the first nine months of 2004 for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

As of September 30, 2004, the Company has a retained interest in $40.2 million of the total accounts receivable sold to BAC that are recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. The Company’s maximum exposure related to these amounts is $25.4 million, which is included in the amounts in Note 3, Commitments and Contingencies. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC at September 30, 2004, was $24.1 million. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $0.6 million and $1.0 million for the third quarter periods ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, BFS recorded $4.8 million and $2.9 million of income, respectively.

Note 9 - Income Taxes

The Company’s effective tax rate for the September 30, 2004 quarterly and year-to-date periods was 20.5 percent and 29.1 percent, respectively, compared with 35.0 percent for the same periods in 2003. The lower effective tax rate for both periods was primarily due to a reduction in tax reserves of approximately $10.0 million arising from the completion of audit examinations of certain open tax years, higher foreign and state earnings in lower effective-tax-rate jurisdictions and the prepayment of the United States Tax Court matter discussed in Note 8 to the consolidated financial statements in the 2003 Form 10-K.

Further, as a result of Congress’s recent extension of the research and development tax credit, the Company expects to reduce its 2004 full-year effective tax rate by an additional 0.5 percent in the fourth quarter.

Note 10 - Debt

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

Note 11 - Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. See Note 13 to the consolidated financial statements in the 2003 Form 10-K for details on these plans.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s postretirement benefit obligation and net periodic benefit cost do not reflect the effects of the Act. The Company is currently evaluating the impact of the Act on its health care benefit plans, and accordingly, cannot conclude whether the benefits of the Company’s postretirement plans is actuarially equivalent under the Act.

Pension and other postretirement benefit (income) costs included the following components for the three months ended September 30:

			Other
	Pension Benefits		Postretirement Benefits
(in millions)	2004	2003	2004	2003

Service cost	$4.3	$3.2	$0.6	$0.3
Interest cost	14.3	13.0	1.4	1.2
Expected return on plan assets	(16.5)	(14.1)	--	--
Amortization of prior service costs	1.5	1.4	(0.5)	(0.5)
Amortization of net actuarial loss	3.4	5.7	0.1	--
Net pension and other benefit costs	$7.0	$9.2	$1.6	$1.0

Pension and other postretirement benefit (income) costs included the following components for the nine months ended September 30:

			Other
	Pension Benefits		Postretirement Benefits
(in millions)	2004	2003	2004	2003

Service cost	$13.0	$10.6	$1.8	$0.9
Interest cost	42.7	42.2	4.3	3.6
Expected return on plan assets	(49.5)	(40.3)	--	--
Amortization of prior service costs	4.5	4.2	(1.6)	(1.5)
Amortization of net actuarial loss	10.1	14.5	0.5	--
Net pension and other benefit costs	$20.8	$31.2	$5.0	$3.0

Employer Contributions. The Company previously disclosed in the 2003 Form 10-K that it expected to make discretionary and non-discretionary contributions of $32.4 million to the Company’s pension plans in 2004. As of September 30, 2004, the Company had contributed $30.0 million in cash to the qualified pension plans. The Company also funded $2.0 million to cover benefit payments in the unfunded nonqualified pension plan during the first nine months of 2004 and will fund an estimated $0.4 million of contributions in the fourth quarter of 2004. The Company’s overall contribution amount for 2004 is subject to a number of factors including equity market returns and discount rate movements.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview and Outlook

Sales increased 23 and 28 percent in the third quarter and nine-month period ended September 30, 2004, to $1.3 billion and $3.9 billion, respectively, with strong gains reported by all of the Company’s business segments. The primary drivers were the Marine Engine and Boat segments, which continue to benefit from a stronger marine environment compared with the first nine months of 2003. Acquisitions also played a role, accounting for approximately 39 percent of the sales gain for the quarter and 42 percent for the nine-month period ended September 30, 2004. Higher sales, product prices and production volumes, along with ongoing effective cost management, contributed to an increase in operating earnings of $99.3 million and $317.3 million and higher operating margins of 7.8 percent and 8.1 percent, in the quarter and year-to-date periods, respectively.

Looking ahead, the Company expects continued double-digit sales growth in its Marine Engine and Boat segments during its non-seasonal sales period in the fourth quarter of 2004. In the Bowling & Billiards and Fitness segments, the Company expects high single-digit sales growth in the fourth quarter of 2004. This outlook is based on the continued strength in the economy, and stable marine market conditions, and the success of innovative new products and acquisitions completed in 2003 and 2004.

Overall, the Company expects that operating margins will benefit from higher volumes as well as ongoing effective cost management, which the Company expects will offset the costs associated with new product introductions and new plant openings.

Matters Affecting Comparability

Acquisitions. The Company’s operating results for 2004 include the operating results for acquisitions completed in 2004 and 2003. Approximately 39 percent of the sales increase in the third quarter ended September 30, 2004, when compared with the same period of 2003, can be attributed to the following acquisitions: Attwood Corporation (Attwood), a manufacturer of marine hardware and accessories, completed as of September 2, 2003; Protokon LLC (Protokon), a Hungarian steel fabricator and electronic equipment manufacturer, completed as of September 15, 2003; and the Crestliner, Lund, and Lowe aluminum boat companies (Aluminum Boat Companies), completed as of April 1, 2004.

Approximately 42 percent of the sales increase in the nine-month period ended September 30, 2004, when compared with the same periods of 2003, can be attributed to the following acquisitions: Valley-Dynamo, LP (Valley-Dynamo), a manufacturer of commercial and consumer billiards, Air Hockey and foosball tables, completed as of June 10, 2003; Land ‘N’ Sea Corporation (Land ‘N’ Sea), a distributor of marine parts and accessories, completed as of June 23, 2003; Navman NZ Limited (Navman), a manufacturer of marine electronics and global positioning system-based products, completed as of June 23, 2003; Attwood, Protokon and the aluminum boat companies as described above. Refer to Note 5, Acquisitions, for a description of these acquisitions.

Litigation Charge: In September of 2003, the Company’s Life Fitness division settled a cross trainer patent infringement lawsuit with Precor Incorporated for $25.0 million and future royalty payments. The Company recorded a $25.0 million pre-tax litigation charge ($0.18 per diluted share) in operating earnings in the first quarter of 2003. The Company paid $12.5 million in September of 2003 and $12.5 million in June of 2004 related to the charge.

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the quarter ended September 30:
			Increase/(Decrease)
			vs. 2003
(in millions, except per share numbers)	2004	2003	$	%

Net sales	$1,273.2	$1,036.3	$236.9	22.9%
Gross margin (A)	$317.0	$255.1	$61.9	24.3%
Operating earnings	$99.3	$62.5	$36.8	58.9%
Net earnings	$72.9	$37.9	$35.0	92.3%

Diluted earnings per share	$0.75	$0.41	$0.34	82.9%

Expressed as a percentage of net sales (B)
Gross margin	24.9%	24.6%		30	bpts
Selling, general and administrative expense	17.1%	18.6%		(150	) bpts
Operating earnings	7.8%	6.0%		180	bpts

bpts =basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.
(B)	Percentages are determined by using the following numerators expressed as a percentage of Net sales: Gross margin as defined in (A), Selling, general and administrative expense, which includes Research and development expense, and Operating earnings as presented in the Consolidated Statements of Income.

Sales increased across all reportable segments. Approximately 61 percent of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have operating results in comparable periods presented. Organic sales growth for the Marine Engine segment was largely due to higher wholesale shipments of outboard and sterndrive engines in domestic markets. Organic sales growth for the Boat segment was due to higher shipments across most boat brands due to the success of new products, customer demand, and favorable pricing. Organic sales growth for the Fitness segment was the result of higher domestic and international commercial sales related to the success of new models. Organic sales growth for the Bowling & Billiards segment was due to higher sales volume of bowling capital equipment and consumer products, as well as higher bowling center revenues and increased sales of billiard tables and equipment. Sales for the Marine Engine, Boat, and Bowling & Billiards segments were unfavorably affected by the hurricane activity in the southeastern United States during the quarter.

The increase in operating earnings was primarily due to the increase in sales volumes in all reportable segments, the favorable impact associated with 2004 and 2003 acquisitions, favorable pricing in the marine businesses and successful cost reduction initiatives. The increase in operating earnings was partially offset by a mix shift in outboard engines for the Marine Engine segment to lower margin, low-emission engines, higher material costs and a mix shift towards lower-margin strength equipment in the Fitness segment, higher variable compensation costs, and reduced growth of higher margin consumable products and repair costs for damaged facilities as a result of the hurricane activity in the southeastern United States.

Additionally, costs associated with strategic initiatives reduced operating earnings by approximately $5 million in the third quarter of 2004 compared with the third quarter of 2003, primarily related to the marketing and production startup of the new Verado family of four-stroke outboard engines, expenses associated with the construction of an outboard engine manufacturing plant in China and higher research and development expenses, primarily associated with the Marine Engine segment’s Brunswick New Technologies (BNT) operations. In addition, an increase in health care and insurance costs was mostly offset by lower pension costs.

Gross margin percentage increased in the third quarter of 2004 compared with the same period last year primarily due to the same factors discussed in operating earnings above.

Interest expense increased by $2.0 million in the third quarter of 2004 compared with the same period in 2003 due to the issuance of new debt described in Note 10, Debt, to the Consolidated Financial Statements.

Net earnings in the third quarter of 2004 increased primarily due to the same factors discussed above in operating earnings and as a result of the lower effective tax rate of 20.5 percent compared with 35.0 percent in the same period last year. The lower effective tax rate for the period was primarily due to a reduction in tax reserves of approximately $10.0 million arising from the completion of audit examinations of certain open tax years, and higher foreign and state earnings in lower effective-tax-rate jurisdictions. Excluding the $10.0 million reduction in tax reserves, the Company’s effective tax rate for the three months ended September 30, 2004 was 31.3 percent. Management believes that presentation of the effective tax rate in the third quarter of 2004, excluding this tax reserve reduction, provides a more meaningful comparison to the prior-year period, because there was no comparable tax reserve reduction in the third quarter of 2003.

Average common shares outstanding used to calculate diluted earnings per share increased to 97.7 million in the third quarter of 2004 from 92.3 million in the third quarter of 2003. The increase in average diluted outstanding shares was due to the exercise of stock options and an increase in common stock equivalents due to an increase in the Company’s average stock price during the period. The 5.4 million increase in average outstanding diluted shares lowered diluted earnings per share by approximately four cents.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the nine months ended September 30:
			Increase/(Decrease)
			vs. 2003
(in millions, except per share numbers)	2004	2003	$	%

Net sales	$3,895.5	$3,041.8	$853.7	28.1%
Gross margin (A)	$982.1	$727.7	$254.4	35.0%
Operating earnings(B)	$317.3	$162.7	$154.6	95.0%
Net earnings	$211.0	$95.3	$115.7	NM

Diluted earnings per share	$2.18	$1.04	$1.14	NM

Expressed as a percentage of net sales (C)
Gross margin	25.2%	23.9%		130	bpts
Selling, general and administrative expense(B)	17.1%	18.6%		(150	) bpts
Operating earnings(B)	8.1%	5.3%		280	bpts

NM=not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.
(B)	Operating earnings and Selling, general and administrative expense for the nine months ended September 30, 2003, include a $25.0 million pre-tax litigation charge discussed in Matters Affecting Comparability above.
(C)	Percentages are determined by using the following numerators expressed as a percentage of Net sales: Gross margin as defined in (A) Selling, general and administrative expense, which includes Research and development expense and Litigation charge, and Operating earnings as presented in the Consolidated Statements of Income.

Increased sales were recorded across all reportable segments. Approximately 58 percent of the sales increase was from organic growth, defined as sales from the Company’s businesses that have operating results in comparable periods presented. Organic sales growth for the Marine Engine, Boat, Fitness and Bowling & Billiards segments was primarily due to the same factors as described above in the quarterly comparison.

Operating earnings in 2003 were adversely affected by the previously mentioned litigation charge. Management believes that presentation of operating earnings in the nine months ended 2003 excluding this litigation charge provides a more meaningful comparison to current-period results, because there was no comparable litigation charge in the first nine months of 2004 operating earnings. Excluding this charge, operating earnings increased to $317.3 million in the first nine months of 2004 from $187.7 million in the first nine months of 2003. The increase in operating earnings was primarily due to the increase in sales volumes in all reportable segments; the favorable impact associated with 2004 and 2003 acquisitions; improved pricing in the marine businesses; the benefit of a weaker U.S. dollar in international markets; and cost containment programs in all segments. The increase in operating earnings was partially offset by higher material costs in the Fitness segment, higher variable compensation costs, and reduced growth of higher margin consumable products and repair costs for damaged facilities as a result of the hurricane activity in the southeastern United States.

Additionally, costs associated with strategic initiatives reduced operating earnings by approximately $19 million in the first nine months of 2004 compared with same period in 2003, primarily related to the marketing and production startup of the new Verado family of four-stroke outboard engines, expenses associated with the construction of an outboard engine manufacturing plant in China, and higher research and development expenses primarily associated with the Marine Engine segment’s BNT operations. These costs were partially offset by an inventory capitalization in the Marine Engine segment recorded in first quarter of 2004, which increased operating earnings by $3.1 million. In addition, lower pension costs were mostly offset by higher healthcare and insurance costs.

Gross margin percentage increased in the first nine months of 2004 compared with the same period last year primarily due to the same factors discussed in operating earnings above.

Interest expense increased $1.7 million in the nine months ended 2004 compared with the same period in 2003 primarily due to the additional interest arising from the issuance of new debt described in Note 10, Debt, to the Consolidated Financial Statements partially offset by the benefit of fixed-to-floating interest rate swaps. See Note 12 in the 2003 Form 10-K for details on interest rate swaps.

Net earnings in the nine months ending 2004 increased primarily due to the same factors discussed above in operating earnings and as a result of the lower effective tax rate of 29.1 percent compared with 35.0 percent in the same period last year. The lower effective tax rate for the period was primarily due to a reduction in tax reserves of approximately $10.0 million arising from the completion of audit examinations of certain open tax years, higher foreign and state earnings in lower effective-tax-rate jurisdictions and the prepayment of the United States Tax Court matter discussed in Note 8 to the consolidated financial statements in the 2003 Form 10-K. Excluding the $10.0 million reduction in tax reserves, the Company’s effective tax rate for the nine months ended September 30, 2004 was 32.5 percent. Management believes that presentation of the effective tax rate in the nine months ended 2004, excluding this tax reserve reduction, provides a more meaningful comparison to the prior-year period, because there was no comparable tax reserve reduction in the first nine months of 2003.

Further, as a result of Congress’s recent extension of the research and development tax credit, the Company expects to reduce its annual effective tax rate by an additional 0.5 percent in the fourth quarter.

Average common shares outstanding used to calculate diluted earnings per share increased to 96.8 million in the nine months ended September 30, 2004, from 91.4 million in the same period of 2003. The increase in average diluted shares outstanding was due to the exercise of stock options and an increase in common stock equivalents as a result of an increase in the Company’s average stock price in the 2004 period. The 5.4 million increase in average outstanding diluted shares lowered diluted earnings per share by approximately thirteen cents.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the quarter ended September 30:

			Increase vs. 2003
(in millions)	2004	2003	$	%

Net sales	$575.5	$500.8	$74.7	14.9%
Operating earnings	$70.7	$60.9	$9.8	16.1%
Operating margin	12.3%	12.2%		10	bpts
Capital expenditures	$19.6	$16.7	$2.9	17.4%

bpts=basis points

Marine Engine segment results, which include the Company’s Mercury Marine and BNT operations, benefited from an increase in domestic wholesale shipments of outboard and sterndrive engines, an increase in sales of non-traditional marine products, which includes such items as castings and rigging systems, and higher sales of navigation products. Sales volume was impacted by lower customer demand in the southeastern United States due to hurricane activity.

Operating earnings benefited from the increased sales volume, successful cost reduction initiatives and increased absorption of fixed costs due to higher production levels, partially offset by a mix shift in outboard engines to lower margin, low-emission engines; increased variable compensation costs; marketing and start-up expenses associated with the product launch of the new Verado family of four-stroke outboard engines; costs associated with the construction of a new outboard engine manufacturing facility in China; continued research and development spending for Verado; higher research and development expenses for BNT operations; and reduced growth of higher margin consumable products and repair costs for damaged facilities as a result of the hurricane activity in the southeastern United States.

The increase in capital expenditures was primarily due to investments in the new China plant for the production of four-stroke outboard engines in the 40- to 60-horsepower range.

The following table sets forth Marine Engine segment results for the nine months ended September 30:

			Increase vs. 2003
(in millions)	2004	2003	$	%

Net sales	$1,768.6	$1,435.5	$333.1	23.2%
Operating earnings	$208.9	$144.4	$64.5	44.7%
Operating margin	11.8%	10.1%		170	bpts
Capital expenditures	$48.5	$38.3	$10.2	26.6%

bpts=basis points

Sales from the Navman acquisition accounted for approximately 20 percent of the increase in 2004 sales. Sales and capital expenditures increased primarily due to the same factors described above for the quarterly period ended September 30, 2004.

Operating earnings increased primarily due to the increase in sales volume, the impact of a weaker U.S. dollar in the first half of 2004, increased absorption of fixed costs due to higher production levels and successful cost reduction initiatives. The increase in operating earnings was partially offset by a mix shift in outboard engines to lower margin, low-emission engines; increased variable compensation costs; marketing and start-up expenses associated with the product launch of the new Verado family of four-stroke outboard engines; costs associated with the construction of a new outboard engine manufacturing facility in China; higher research and development expenses for BNT operations; and reduced growth of higher margin consumable products and repair costs for damaged facilities as a result of the hurricane activity in the southeastern United States.

Boat Segment

The following table sets forth Boat segment results for the quarter ended September 30:

			Increase vs. 2003
(in millions)	2004	2003	$	%

Net sales	$567.3	$404.5	$162.8	40.2%
Operating earnings	$36.1	$8.2	$27.9	NM
Operating margin	6.4%	2.0%		440	bpts
Capital expenditures	$13.3	$8.2	$5.1	62.2%

NM=not meaningful
bpts=basis points

Sales from the recently acquired Aluminum Boat Companies and Attwood accounted for approximately 55 percent of the increase in segment sales. Organic sales growth resulted from higher wholesale shipments to boat dealers domestically and internationally, driven by the successful market introduction of new models, and favorable pricing. Organic growth was restrained by unfavorable conditions in the southeastern United States due to hurricane activity, which curtailed customer demand for products.

The increase in operating earnings was primarily due to the increase in sales, the impact of acquisitions completed in 2004 and 2003, and a favorable mix of higher margin, larger boats. Also, operating earnings benefited from continued profitability at the segment’s US Marine division compared with operating losses in the same period last year. The turnaround in operating earnings for US Marine was driven by higher domestic and international sales volume across most of its boat brands, due to the success of new models and higher demand. Additionally, Boat segment operating earnings increased due to cost reduction initiatives, partially offset by an increase in variable compensation costs, and reduced growth of higher margin consumable products and repair costs for damaged facilities as a result of the hurricane activity in the southeastern United States.

The increase in capital expenditures was primarily for tooling for the production of new models, expansion of a boat manufacturing plant in Reynosa, Mexico, and capital expenditures associated with the acquisitions completed in 2004 and 2003.

The following table sets forth Boat segment results for the nine months ended September 30:

			Increase vs. 2003
(in millions)	2004	2003	$	%

Net sales	$1,709.2	$1,202.0	$507.2	42.2%
Operating earnings	$125.1	$54.6	$70.5	NM
Operating margin	7.3%	4.5%		280	bpts
Capital expenditures	$36.8	$21.9	$14.9	68.0%

NM=not meaningful
bpts=basis points

Sales, operating earnings and capital expenditures increased primarily due to the same factors described above for the quarterly period ended September 30, 2004.

Fitness Segment

The following table sets forth Fitness segment results for the quarter ended September 30:

			Increase/(Decrease)
			vs. 2003
(in millions)	2004	2003	$ %

Net sales	$132.2	$105.1	$27.1	25.8%
Operating earnings	$8.4	$8.7	$(0.3)	(3.4)%
Operating margin	6.4%	8.3%	(190	) bpts
Capital expenditures	$2.7	$4.1	$(1.4)	(34.1)%

bpts=basis points

The increase in commercial sales was primarily attributable to greater demand for strength and cardiovascular equipment in both domestic and international markets, partly due to the introduction of new models in late 2003. The increase in sales was partially offset by decreased retail sales at the Company’s Omni Fitness stores as a result of store divestitures, the majority of which occurred in the fourth quarter of 2003.

Operating earnings were marginally down from 2003 performance. Higher sales due to the factors noted above were recorded at reduced margins driven by a mix shift toward lower-margin strength equipment, competitive pricing pressures in the European commercial markets, and higher steel and other material costs. These factors were partially offset by successful cost containment efforts.

Capital expenditures in the third quarter of 2004 were primarily related to product expansion programs.

The following table sets forth Fitness segment results for the nine months ended September 30:

			Increase/(Decrease)
			vs. 2003
(in millions)	2004	2003	$	%

Net sales	$385.1	$329.4	$55.7	16.9%
Operating earnings (A)	$20.5	$1.5	$19.0	NM
Operating margin (A)	5.3%	0.5%		NM
Capital expenditures	$6.3	$10.4	$(4.1)	(39.1)%

NM=Not Meaningful
bpts=basis points

(A)	Operating Earnings for the nine months ended September 30, 2003, included a $25.0 million pre-tax litigation charge discussed in Matters Affecting Comparability above. Operating margin for the period ended September 30, 2003, excluding the $25.0 million pre-tax litigation charge was 8.0 percent.

Sales increased primarily due to greater demand for strength and cardiovascular equipment in both domestic and international markets partly due to the introduction of new models in late 2003. International sales also benefited from the weaker U.S. dollar. The increase in sales was partially offset by decreased retail sales at the Company’s Omni Fitness stores as a result of store divestitures, the majority of which occurred in the fourth quarter of 2003.

Operating earnings in the first nine months of 2003 include a $25.0 million litigation charge recorded in the first quarter of 2003. Management believes that presentation of operating earnings in the nine months of 2003, excluding this litigation charge, provides a more meaningful comparison to the current-period results because there was no comparable litigation charge that affected the first nine months of 2004. Excluding this charge, operating earnings decreased from $26.5 million in the first nine months of 2003 to $20.5 million in the first nine months of 2004, and operating margins decreased from 8.0 percent in 2003 to 5.3 percent in 2004. The decrease in operating earnings was driven by a mix shift toward lower-margin strength equipment, competitive pricing pressures in the European commercial markets; higher steel costs; and royalty payments in 2004 associated with the previously mentioned litigation charge. These factors were partially offset by the increase in sale volume and successful cost containment efforts.

Capital expenditures in the first nine months were primarily related to operational improvements and product expansion programs.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the quarter ended September 30:

			Increase/(Decrease) vs. 2003
(in millions)	2004	2003	$	%

Net sales	$106.6	$97.5	$9.1	9.3%
Operating earnings	$4.0	$0.1	$3.9	NM
Operating margin	3.8%	0.1%		370	bpts
Capital expenditures	$5.9	$10.1	$(4.2)	(41.6)%

NM=Not Meaningful
bpts=basis points

Sales growth was primarily due to increased sales volume of bowling equipment in both the domestic and international markets, driven by increased demand for new products, most notably the Vector scoring system and the Inferno bowling ball line. In addition, the increase in sales was due to higher bowling center revenues, partially as a result of the opening of two new centers, and higher sales of billiard tables and equipment. Bowling center growth was restrained by the temporary closing of centers in the southeastern United States due to hurricane activity.

Operating earnings benefited primarily from the higher sales volume and cost reduction programs.

The decrease in capital expenditures was primarily due to the timing of bowling center modernizations.

The following table sets forth Bowling & Billiards segment results for the nine months ended September 30:

			Increase vs. 2003
(in millions)	2004	2003	$	%

Net sales	$322.6	$276.7	$45.9	16.6%
Operating earnings	$21.7	$10.4	$11.3	NM
Operating margin	6.7%	3.8%		290	bpts
Capital expenditures	$21.4	$20.2	$1.2	5.9%

NM=not meaningful
bpts=basis points

Sales from the Valley-Dynamo acquisition completed in 2003 accounted for approximately 27 percent of the increase in sales. Organic sales increased primarily due to the same factors as described in the quarterly comparison.

Operating earnings benefited primarily from the higher sales volume and cost reduction programs. This benefit was partially offset by increased expenses to support and promote new products, and bad debt expense associated with the bankruptcy of a customer.

The increase in capital expenditures includes the construction of two new bowling centers, which was completed in the second quarter of 2004.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of cash flow for the nine months ended September 30:

(in millions)	2004	2003

Net cash provided by operating activities	$250.1	$305.1
Net cash used for:
Capital expenditures	(114.0)	(93.7)
Other, net	4.7	3.4
Free cash flow *	$140.8	$214.8

______________

*	The company defines Free Cash Flow as cash flow from operating and investing activities (excluding acquisitions and investments), and excluding financing activities. Free Cash Flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that this financial measure, and the information it provides, is useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free Cash Flow” is also useful to investors because it is an indication of cash flow that may be available to fund further investment in future growth initiatives.

The Company’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In first nine months of 2004, net cash provided by operating activities totaled $250.1 million compared with $305.1 million in the prior-year period. This decrease was driven by a $122.2 million increase in working capital, defined as non-cash current assets less current liabilities, in the first nine months of 2004 versus a $98.1 million decrease seen in the same period of 2003. The decrease in net cash flow for working capital was partially offset by an increase in net earnings of $115.7 million and the net reduction of approximately $42 million of after-tax payments associated with the United States Tax Court case, as described in Note 3, Commitments and Contingencies, to the Consolidated Financial Statements.

The increase in cash used to fund working capital was primarily due to an increase in accounts receivable and inventory attributed to higher sales and production volumes, and lower incremental cash flow from the sale of Mercury’s domestic trade receivables to Brunswick Acceptance Company, LLC (BAC) due to the first time benefit of selling receivables in the third quarter of 2003. These factors were partially offset by an increase in accrued expenses driven primarily by increased warranty accruals on higher sales volume and higher variable compensation accruals.

Cash flows from investing activities included capital expenditures of $114.0 million in the first nine months of 2004, compared with $93.7 million in the first nine months of 2003. The increase in capital expenditures was attributable to: investments in a new manufacturing facility in China for the production of four-stroke outboard engines, the expansion of a boat manufacturing plant in Reynosa, Mexico, the construction of two new bowling centers, and expenditures for new model introductions across all segments. The Company expects to spend approximately $190 million for capital expenditures in 2004. Cash paid for acquisitions, net of debt and cash acquired, totaled $213.9 million and $172.6 million in the first nine months of 2004 and 2003, respectively. See Note 5, Acquisitions, to the Consolidated Financial Statements, and Note 5 in the 2003 Form 10-K for further details on the Company’s acquisitions. The Company did not invest any cash, other than reinvested earnings, in BAC during the first nine months of 2004 and invested $18.0 million in the first nine months of 2003. Also in the first nine months of 2003, the Company invested $9.4 million to purchase a 36 percent equity interest in a boat manufacturer located in Finland. See Note 6, Investments, to the Consolidated Financial Statements, and Note 6 in the 2003 Form 10-K for further details on the Company’s other investments completed in 2003.

Cash flow from financing activities provided cash of $222.9 million in the first nine months of 2004, compared with a use of cash of $4.1 million in the prior-year period. This increase was primarily due to the issuance of new debt described below and proceeds from the exercise of stock options. The Company received $83.9 million from stock options exercised in the first nine months of 2004, compared with $12.1 million during the same period of 2003. An annual dividend of $0.60 per share was declared in October of 2004 and will be paid in December of 2004.

Cash and cash equivalents totaled $493.1 million at September 30, 2004, up $147.2 million from $345.9 million at December 31, 2003. Total debt at September 30, 2004, increased $135.7 million to $743.3 million, versus $607.6 million at December 31, 2003, and debt-to-capitalization ratios were 30.7 and 31.5 percent, respectively. The increase in both debt and cash were primarily related to the issuance of $150.0 million of 5 percent notes due in 2011, as described in Note 10, Debt, to the Consolidated Financial Statements. Additionally, the increase in cash is also attributed to strong cash flow during 2004, partially offset by cash paid for acquisitions and capital expenditures. The Company did not have any commercial paper outstanding as of September 30, 2004 and 2003, respectively. The Company has a $350.0 million long-term revolving credit agreement with a group of banks, as described in Note 12 to the consolidated financial statements of the 2003 Form 10-K, that serves as support for commercial paper borrowings. There were no borrowings under the revolving credit agreement during the first nine months of 2004 or 2003. The Company has the ability to issue up to $100.0 million in letters of credit under the revolving credit facility, with $58.4 million in outstanding letters of credit as of September 30, 2004. The Company had borrowing capacity of $291.6 million under the terms of the revolving credit agreement as of September 30, 2004. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

While there was no legal requirement under the Employee Retirement Income Security Act (ERISA) for the Company to fund these plans in 2004, the Company contributed $30.0 million in cash to the qualified pension plans. The Company also funded $2.0 million to cover benefit payments in the unfunded nonqualified pension plan during the first nine months of 2004 and will fund an additional $0.4 million of contributions in the fourth quarter of 2004. The Company made cash contributions of $54.4 million to the pension plans in 2003. Refer to Note 11, Pension and Other Postretirement Benefits, to the Consolidated Financial Statements, and Note 13 in the 2003 Form 10-K, for more details.

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

In the third quarter of 2004, the Company resolved a lawsuit brought against it in 2002 by plaintiffs who allegedly received unsolicited faxes in violation of the Federal Telephone Consumer Protection Act from a service provider retained by a Company subsidiary operated by the Bowling & Billiards segment. The settlement of this lawsuit did not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company continues to defend itself against an additional lawsuit filed against it in April of 2004, with similar allegations. The Company does not believe the resolution of this lawsuit will have a material adverse effect on the Company's consolidated financial position or results of operations.

Anti-Dumping Petition

In January 2004, the Company filed a petition with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that Japanese manufacturers of outboard engines were “dumping” by selling outboard engines in the U.S. at prices well below their sale price in Japan, and thereby causing, or threatening to cause, material injury to the U.S. outboard engine industry. On August 6, 2004, the DOC issued a preliminary ruling concluding that Japanese outboard engine manufacturers had made sales at “less than fair value” in the U.S. market. As a result of this preliminary ruling, the DOC imposed a requirement that importers pay a 22.52 percent duty deposit (or post an equivalent bond) to the U.S. Bureau of Customs on all Japanese-manufactured powerheads and outboard engines imported from Japan for consumption in the U.S.

The ITC intends to conduct a hearing in mid-December on the injury to the U.S. outboard engine industry resulting from the dumping. The DOC is expected to issue its final ruling on dumping at the end of December, with a final determination on injury from the ITC expected during the first quarter of 2005. If the ITC finds no injury to the industry, the 22.52 percent duty deposits will be reimbursed to importers. If the DOC affirms its preliminary ruling, and the ITC finds injury to the industry, the anti-dumping duty will remain in effect at the final margin of dumping determined by the DOC (subject to any adjustments made during an annual review process). At this point, the Company cannot predict how the industry might seek to recover any duties imposed on it by the DOC.

The Company imports from Japan certain powerheads and outboard engines manufactured by Yamaha Motor Co., Ltd. (Yamaha) and outboard engines manufactured by Tohatsu Marine Corporation (a joint venture between the Company and Tohatsu Corporation). In response to the preliminary ruling, the Company is paying to the U.S. Bureau of Customs duty deposits of 22.52 percent on the declared value of the products it imports that are subject to the ruling. During the third quarter of 2004, the Company made payments of approximately $1 million in duty deposits to the U.S. Bureau of Customs. These duty deposits are capitalized as a component of product cost, and expensed as product is sold. The current agreement between the Company and Yamaha would require the Company to make additional duty payments of approximately $2.4 million during the fourth quarter of 2004, for total 2004 duty payments of approximately $3.4 million. Based on expected 2005 purchasing requirements, the Company could incur additional duties of approximately $18 million in 2005 (approximately 60 percent of which relates to imports of outboard engines and the remaining balance relates to powerheads). Any additional duty and price payments required to be made by the Company will be dependent on the outcome of a contract dispute with Yamaha described below.

Yamaha Contract Dispute

In late July 2004, Yamaha announced a 91.6 percent increase (to be effective November 1, 2004) in the price of powerheads, in the 75- to 115- horsepower range, sold to the Company pursuant to the terms of a long-term supply agreement (Agreement). It is the Company’s belief that Yamaha’s actions were in clear violation of the terms of the Agreement, and, in September 2004, the Company filed suit against Yamaha, seeking an injunction requiring it to comply with those terms. In October 2004, the court ruled in the Company’s favor, ordering Yamaha to continue to supply the Company with powerheads, pursuant to the terms of the Agreement, including terms regarding pricing. The Company will continue to pay the original contract price for the powerheads supplied to it, in accordance with the terms of the Agreement. If Yamaha fails to comply with the court’s order, the Company may be entitled to damages and contempt sanctions awarded by the court as compensation for the harm it suffered due to Yamaha’s failure to deliver powerheads.

While the order is in effect and Yamaha acts to make delivery pursuant to the court’s order, the Company must post a bond each month in the amount of $9.8 million (Bond) as security for any harm that may be caused to Yamaha as a result of the court’s order. Each month that Yamaha makes a delivery under the court’s order, the amount of the Bond will be reduced by the amount of the payment made by the Company for that delivery.

The court has ordered, and Yamaha has initiated, arbitration of disputes under the Agreement. The Company expects arbitration to begin in the fourth quarter of 2004, and to conclude in the first half of 2005. Although the Company believes Yamaha has violated the terms of the Agreement, and the court has ruled in the Company’s favor, it is difficult to predict the outcome of any arbitration. If the Company prevails in the arbitration and Yamaha is required to comply with the original pricing terms of the Agreement, the Company will have no further liability to Yamaha, and the Bond will be released. To the extent that the Company does not prevail in arbitration, it may be subject to price increases for the powerheads that it purchases from Yamaha (as well as increased duties based on those increased prices) and other damages as determined by the arbitration panel. If the Company were required to pay the full 91.6 percent price increase sought by Yamaha, the additional cash required to be paid for product to be delivered in the fourth quarter of 2004 and in the fiscal year 2005 would total approximately $3.4 million per month (effective November 1, 2004), with duties on the price increase (assuming the imposition of a 22.52 percent duty) during the same period approximating an incremental $0.5 million per month. The Agreement terminates early in the second quarter of 2006, and the Company is developing alternate sources of supply, including internally developed product. The Company does not believe the resolution of this contract dispute and the anti-dumping petition will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Effect of European Community Tariffs

The European Community (EC) announced on October 24, 2004, that it would lift, as of January 1, 2005, the increased tariffs on certain U.S. exports to EC member countries, imposed as a result of an ongoing trade dispute between the EC and the United States. The dispute concerned tax benefits for U.S. exporters under the U.S. Foreign Sales Corporation/Extraterritorial Income Exclusion (FSC/ETI) tax regime, which had been declared in violation of U.S. obligations by the World Trade Organization (WTO). The U.S. Congress recently approved changes to U.S. tax laws to address this adverse WTO ruling. As a result, the Company's bowling products imported into the EC will no longer be subject to these increased tariffs. The Company's sales of U.S. produced bowling products into the EC during 2003 totaled approximately $18 million.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes in the Company’s off-balance sheet arrangements and contractual obligations since December 31, 2003. This information is detailed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Form 10-K.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies since the filing of its 2003 Form 10-K. As discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of a weak economy and stock market on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; competitive pricing pressures; the ability to maintain effective distribution; the success of global sourcing and supply chain initiatives; the ability to successfully integrate acquisitions; the success of new product introductions; the impact of weather conditions on demand for marine products and retail bowling center revenues; the financial strength of dealers and independent boat builders; shifts in currency exchange rates; adverse foreign economic conditions; the Company’s ability to develop product technologies that comply with regulatory requirements; the impact of interest rates and fuel prices on demand for marine products; the impact of financial markets on pension expense and funding levels; the ability to maintain market share in high-margin products; the ability to maintain product quality and service standards expected by our customers; the success of marketing and cost management programs; the ability to successfully manage pipeline inventories; the ability to obtain component parts from suppliers; the ability to resolve contract disputes with suppliers; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the impact of possible duties on Japanese-manufactured outboard engines sold in the United States; competition from new technologies; and imports from Asia and increased competition from Asian competitors. Additional factors are included in the 2003 Form 10-K.

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

Item 4. - Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Legal section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Company Securities

Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased (A)	Average Price Paid per share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
Period
7/1/04 - 7/31/04	--	$ --	--	--
8/1/04 - 8/31/04	1,855	38.35	--	--
9/1/04 - 9/30/04	--	--	--	--

(A)	These shares represent shares owned by employees and delivered to the Company by those employees in payment for the exercise price of stock options.
(B)	Other than those purchases identified in footnote A, the Company has not, and no other party has on behalf of the Company or any affiliated purchaser, purchased any shares or other units of any class of the Company’s registered equity securities. The Company has no plan or program pursuant to which the Company would make such purchases.

Item 6.  Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION (Registrant)

November 5, 2004	By:	/s/ ALAN L. LOWE

Alan L. Lowe Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.