Form 10-K
period 2004-12-31
BRUNSWICK CORP
filed 2005-03-04
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004, or
[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
Commission file number 1-1043
_______________

Brunswick Corporation
(Exact name of registrant in its charter)

Delaware	36-0848180
(State of incorporation)	(I.R.S. Employer Identification No.)
1 N. Field Ct., Lake Forest, Illinois	60045-4811
(Address of principal executive offices)	(zip code)

(847) 735-4700
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.75 par value)	New York, Chicago, Pacific
Preferred Stock Purchase Rights	and London Stock Exchanges

Securities registered Pursuant to Section 12(g) of the Act:
None
_______________
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

As of July 2, 2004, the aggregate market value of the voting stock of the registrant held by non-affiliates was $3,700,250,624. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 25 , 2005, was 96,891,136.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 4, 2005.

ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business

Brunswick Corporation (the Company) is a manufacturer and marketer of leading consumer brands, including: Mercury and Mariner outboard engines; MerCruiser sterndrive and inboard engines; MotorGuide trolling motors; Teignbridge propellers; Sea Ray, Bayliner, Maxum, Meridian, and Sealine pleasure boats; Hatteras luxury sportfishing convertibles and motoryachts; Baja high-performance boats; Arvor, Boston Whaler, Trophy, Sea Pro, Palmetto and Sea Boss offshore fishing boats; Crestliner, Lowe, Lund and Princecraft aluminum fishing, deck and pontoon boats; Savage and Uttern pleasure boats; Attwood marine parts and accessories; Land ‘N’ Sea, a distributor of marine parts and accessories; Seachoice marine parts and accessories; Mercury Precision Parts; Quicksilver and Swivl-Eze marine-related components and accessories; Integrated Dealer Systems dealer management systems; MotoTron engine control systems; Navman global positioning systems-based products and marine electronics; Northstar marine navigation systems; Life Fitness, Hammer Strength and ParaBody fitness equipment; Brunswick bowling products, including capital equipment, parts, supplies and consumer products; Brunswick billiards tables and accessories; and Valley-Dynamo billiards, Air Hockey and foosball tables. The Company also owns and operates Brunswick bowling centers across the United States and internationally, and a billiards retail store in the suburbs of Chicago, Illinois.

The Company’s strategy is to achieve growth by developing innovative products, identifying and deploying leading-edge technologies, pursuing aggressive marketing and brand-building activities, enhancing its distribution channels, seizing international opportunities and leveraging core competencies. In addition, growth will come from expansion of existing businesses and from acquisitions. Further, the Company focuses on enhancing its operating margins through effective cost management and investments in technology. The Company’s objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

Marine Engine Segment

The Marine Engine segment, which had net sales of $2,353.2 million in 2004, consists of the Mercury Marine Group and Brunswick New Technologies. The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

Mercury Marine manufactures and markets a full range of sterndrive engines, inboard engines, outboard engines and water-jet propulsion systems under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury SportJet and Mercury Jet Drive brand names. Mercury Marine’s sterndrives, inboard engines, water-jet propulsion systems and a substantial number of its outboard engines are sold either to independent boatbuilders or to the Company’s Brunswick Boat Group. In addition, Mercury Marine’s outboard engines and parts and accessories, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, service aids and marine lubricants, are sold to end-users through a global network of approximately 7,000 marine dealers and distributors, specialty marine retailers, and marine service centers. Mercury Marine, through Cummins MerCruiser Diesel Marine LLC (CMD), its joint ventures with Cummins Marine, a division of Cummins Inc., supplies integrated diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Company’s Brunswick Boat Group.

Mercury Marine manufactures two-stroke OptiMax outboard engines, ranging from 75 to 250 horsepower, all of which feature Mercury’s direct fuel injection (DFI) technology. DFI is part of Mercury’s plan to comply with U.S. Environmental Protection Agency (EPA) requirements and reduce outboard engine emissions by 75 percent over a nine-year period beginning with the 1998 model year and ending with the 2006 model year. Mercury’s product line of low-emission engines includes four-stroke outboard engine models ranging from 4 to 275 horsepower. In 2004, Mercury Marine introduced Verado, a new series of high-horsepower outboard engines to complement its existing four-stroke product line. Mercury currently offers Verado engines ranging from 200 to 275-horsepower, and introduced 135, 150 and 175-horsepower models to the market in the first quarter of 2005. Mercury’s OptiMax and four-stroke outboards already achieve the EPA’s mandated 2006 emission levels.

Mercury Marine’s sterndrive and outboard engines are produced primarily in Oklahoma and Wisconsin, respectively. Certain small outboard engines are manufactured in Japan by a Mercury Marine joint venture.  Mercury along with its joint venture partner, Tohatsu Corporation, expanded this manufacturing facility in Japan, in 2004.  Mercury expects to begin production of 40 to 60-horsepower four-stroke outboard engines in Suzhou, China, in March 2005. In addition, Mercury Marine sources some outboard engines, powerheads and key components from Asian suppliers. Mercury Marine also manufactures engine component parts at plants in Florida and Mexico, and has a facility in Belgium that customizes engines for sale into Europe. Diesel marine propulsion systems are manufactured in South Carolina by CMD.

In addition to its marine engine operations, Mercury Marine offers to international markets a wide range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury in Australia, Poland and Sweden. These boats which are marketed under the brand names Armor, Arvor, Bermuda, Legend, Mercury, Örnvik, Protector, Quicksilver, Savage and Uttern, are typically equipped with engines manufactured by Mercury Marine, and often include other parts and accessories supplied by Mercury Marine. Mercury Marine has equity ownership interests in companies that manufacture boats under the brand names Aquador, Askeladden, Bella, Flipper, Legend, Rayglass and Valiant, which are produced in Norway, Finland, New Zealand and Portugal, respectively. Mercury Marine also manufactures custom and standard propellers and underwater stern gear for inboard-powered vessels, under the name Teignbridge, in the United Kingdom.

The Company established Brunswick New Technologies (BNT) during 2002 to expand the Company’s product offerings in marine electronics, engine controls, navigation systems, dealer management systems and related equipment for use in both marine and non-marine applications. BNT is comprised of: Navman NZ Limited, a New Zealand-based leader in global positioning systems-based products and marine electronics; MotoTron, which leverages the Company’s expertise in engine controls to non-marine markets; Northstar Technologies, a world leader in premium marine navigation electronics; and Monolith Corporation/Integrated Dealer Systems, a leading developer of dealer management systems for dealers of marine products and recreational vehicles.

Domestic retail demand for the Marine Engine segment’s products is seasonal, with sales generally highest in the second quarter. A number of factors can influence demand for the Marine Engine segment’s products, including, but not limited to:

–	Economic conditions and consumer confidence in the United States and international regions;
–	Competition from other manufacturers of marine engines and global positioning systems-based products and marine electronics;
–	Competitive pricing pressures;
–	Adverse weather in key geographic areas, including excessive rain, prolonged below-average temperatures and severe heat or drought, particularly during the key selling season;
–	The level of inventories maintained by Mercury Marine’s independent boatbuilders, dealers and the Company’s boat operations;
–	The ability to offer products of sufficient technological and quality level to meet customer needs and demands;
–	The ability to develop product technologies that comply with regulatory requirements, including emissions reductions;
–	The ability to develop and market competitive products;
–	Consumer demand for the Company’s boat offerings and those of other major boatbuilders and dealers;
–	Changes in currency exchange rates;
–	Fuel costs and fuel availability;
–	Access to water and marina facilities;
–	Prevailing interest rates and availability of financing for boatbuilders and dealers; and
–	Level of consumer participation in recreational boating.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which markets and manufactures fiberglass pleasure boats, high-performance boats, offshore fishing boats, and aluminum fishing, pontoon and deck boats, and manufactures and distributes marine parts and accessories. The Company believes its Boat Group, which had net sales of $2,271.1 million during 2004, has the largest dollar sales and unit volume of pleasure boats in the world.

The Boat Group manages many of the Company’s boat brands, evaluates and increases the Company’s boat portfolio by acquiring recreational boat companies that serve product segments in which the Company is not participating, expands the Company’s involvement in recreational boating services and activities to enhance the consumer experience and dealer profitability, speeds the introduction of new technologies into boat manufacturing processes and the Company’s boat products, and leverages the Company’s extensive knowledge and involvement in boat design, manufacturing and distribution.

The Boat Group is headquartered in Knoxville, Tennessee, and is comprised of the following Company boat brands: Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray and Sealine yachts, sport yachts, cruisers and runabouts; Bayliner and Maxum cruisers and runabouts; Meridian motoryachts; Boston Whaler, Sea Pro, Sea Boss, Palmetto and Trophy offshore fishing boats; Baja high-performance boats; and Crestliner, Lowe, Lund and Princecraft aluminum fishing, pontoon and deck boats. The Boat Group also operates a commercial and governmental sales unit that sells products to the United States Government and state, local and foreign governments for military, law enforcement and other activities, and to commercial customers for use in a variety of applications. Sales of Boston Whaler, Baja and various inflatable boats represent the majority of the Boat Group’s governmental and commercial sales. The Boat Group procures most of its outboard motors, gasoline sterndrives and gasoline inboard engines from Mercury Marine, and diesel engines from CMD.

The Boat Group has manufacturing facilities in Florida, Maryland, Michigan, Minnesota, Missouri, North Carolina, Ohio, Oregon, South Carolina, Tennessee and Washington, as well as international manufacturing facilities in Canada, Mexico and the United Kingdom. The Boat Group also utilizes contract manufacturing facilities in Eastern Europe. Since 2002, the Company has been manufacturing entry-level runabouts at a new facility in Reynosa, Mexico. In 2004 the Company began to expand this facility to double its capacity that will allow the Company to increase production of its Bayliner runabouts. Also in 2004, the Company has committed to expand its Vonore, Tennessee, facility to have more capacity for its closed-mold operations.  Closed molding is an improved manufacturing process that is environmentally friendlier than the traditional open mold process, allows for increased capacity, and produces more precise and consistent fiberglass parts, hulls and decks.

In 2004, the Company purchased the Crestliner, Lund, and Lowe aluminum boat companies. These companies allow the Company to offer consumers products in all major aluminum boat segments. Also, in 2004 the Company acquired the Sea Pro, Sea Boss and Palmetto saltwater fishing boat brands, which provide the Company with the opportunity to offer a distinctive array of offshore saltwater fishing boats.

The Company’s 2003 acquisitions of Land ‘N’ Sea Corporation (a marine parts and accessories distributor) and Attwood Corporation (a manufacturer of marine hardware and accessories) form the backbone of the Company’s initiative to develop its boat parts and accessories business to better serve marine boat dealers and consumers. Working with its boat dealer network, the Company will continue to strive to improve quality, distribution and delivery of parts and accessories to enhance the boating customers’ experience.

The Boat Group’s products are sold to end users through a global network of approximately 2,000 dealers and distributors, each of which carries one or more of the Company’s boat brands. Sales to the Boat Group’s largest dealer, MarineMax, Inc., which has multiple locations and carries a number of the Boat Group’s product lines, comprised approximately 18 percent of Boat Group sales in 2004.

Domestic retail demand for pleasure boats is seasonal, with sales generally highest in the second quarter.  A number of factors can influence demand for the Boat Group’s products, including, but not limited to:

–	Economic conditions, consumer confidence and the strength of equity markets;
–	Adverse weather in key geographic areas, including excessive rain, prolonged below-average temperatures and severe heat or drought, particularly during the key selling season;
–	The Boat Group’s ability to develop and market competitive products;
–	Product quality and pricing;
–	Competition from other boatbuilders and other marine parts and accessories manufacturers and distributors;
–	Fuel costs and fuel availability;
–	Effectiveness of distribution;
–	Changes in currency exchange rates;
–	Prevailing interest rates and availability of financing for consumers and boat dealers;
–	Level of consumer participation in recreational boating; and
–	Access to water and marina facilities.

Fitness Segment

The Company’s Fitness segment is comprised of the Life Fitness division, which designs, markets and manufactures a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness, Hammer Strength and ParaBody brands.

The Company believes that its Fitness segment, which had net sales of $558.3 million during 2004, has the largest dollar sales volume of commercial fitness equipment in the world. Life Fitness’ commercial sales are primarily to private health clubs and fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made to customers either directly, through dealers or through distributors.

Life Fitness also sells its products into the high-end consumer markets. In 2004, the Company sold the Omni Fitness specialty fitness equipment retail stores, which had been owned and operated by the Company since 2001. Approximately 5 percent of the Fitness segment’s 2004 sales were related to Omni Fitness.

The Fitness segment’s principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary. In 2004, the Company expanded it operations in Hungary, which currently produces strength equipment and will produce select lines of cardiovascular equipment,  including new cross-trainers, for the European market.

During 2004, Life Fitness introduced a number of new fitness products, including new elliptical cross trainers, treadmills, stationary bikes, stairclimbers, home gym products, commercial selectorized strength training equipment and a series of cable motion machines.

The Company distributes fitness products worldwide from regional warehouses and factory stocks of merchandise. Demand for fitness products is seasonal, with sales generally highest in the first and fourth quarters, and is influenced by a number of factors, including, but not limited to:

–	Economic conditions and consumer confidence in the United States and certain international regions;
–	Product innovation;
–	Changes in consumer demand for health clubs and other exercise facilities;
–	Availability of effective product distribution;
–	Consumer participation in fitness activities;
–	Demand from owners and operators of fitness centers for new equipment;
–	Competition from other manufacturers and alternative forms of recreation;
–	Product quality, pricing, and customer service; and
–	Changes in currency exchange rates.

Bowling & Billiards Segment

The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $442.4 million during 2004. BB&B is the leading full-line designer and producer of bowling products, including bowling balls and bowling pins, aftermarket products and parts, and capital equipment, which includes bowling lanes and related equipment, automatic pinsetters, ball returns, furniture units, and scoring and center management systems. Through licensing arrangements, BB&B also offers an array of bowling consumer products, including bowling shoes, bags and accessories. BB&B also designs, manufactures and markets a full line of high-quality consumer and commercial billiards tables, Air Hockey table games, foosball tables and related accessories.

BB&B operates 113 bowling centers in the United States, Canada and Europe, and with its joint venture partner operates 14 additional centers in Japan. Bowling centers offer bowling and, depending on size and location, the following activities and services: billiards, video games, pro shops, children’s playrooms, restaurants and cocktail lounges. All of the North American centers offer Cosmic Bowling, an enhanced form of bowling with integrated sound systems and glow-in-the-dark effects. To date, 46 of BB&B’s centers have been converted into Brunswick Zones, which are modernized bowling centers that offer a full array of family-oriented entertainment activities. The entertainment offerings available at Brunswick Zones are designed to appeal to a broad audience, including families and other recreational bowlers, as well as traditional league bowlers. In 2004, BB&B further enhanced the Brunswick Zone concept with the opening of the second and third showcase Brunswick Zones, in the Chicago and Denver markets, which are approximately 50 percent larger than typical Brunswick Zones and feature multiple-venue entertainment offerings such as laser tag games and expanded game rooms. BB&B intends to use this enhanced model for its three new centers that are being constructed in 2005.

BB&B’s billiards business was established in 1845, and is the oldest business operated by the Company. BB&B designs and markets billiards tables, balls and cues, as well as billiards furniture and related accessories, under the Brunswick and Contender by Brunswick brands. These products are sold worldwide into both commercial and consumer billiards markets. The Company also owns Valley-Dynamo, a leading manufacturer of commercial and consumer billiards, Air Hockey table games and foosball tables. The Company believes it has the largest dollar sales volume of billiards tables in the world. In 2003, BB&B opened Brunswick Home & Billiard, its first retail store, in a northern suburb of Chicago, Illinois. This store features billiards products and other products for the home, and utilizes marketing and merchandising concepts targeted to both women and men. Brunswick Home & Billiard provides opportunities to enhance the retail experience of billiards customers and to share those learnings with BB&B’s retail billiards dealers nationwide. Additional stores are planned for 2005.

In March of 2004, the Company exercised an option to acquire its joint venture partner’s interest in a bowling pin manufacturing operation in Antigo, Wisconsin. As a result of this transaction, the Company is the sole owner of the Brunswick Bowling Pin Company.

BB&B’s primary manufacturing and distribution locations are in Michigan, Texas, Wisconsin and Hungary.

The Company’s bowling and billiards products are sold through a variety of channels, including distributors, dealers, mass merchandisers, bowling centers and retailers, and directly to consumers. BB&B products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise. Demand for the Bowling & Billiards segment’s products and services is influenced by a number of factors, including, but not limited to:

–	Economic conditions in the United States and key international regions;
–	The ability to develop and market competitive products;
–	Prevailing interest rates and availability of financing for purchasers of bowling capital equipment;
–	Changes in currency exchange rates;
–	Duties, tariffs and import restrictions relating to sales and shipments overseas;
–	Product innovation;
–	Availability of effective product distribution;
–	Consumer participation in bowling and billiards;
–	Demand from owners and operators of recreation centers for new equipment;
–	Competition from other manufacturers as well as alternative forms of recreation;
–	Product and facility quality, pricing, and customer service; and
–	Adverse weather in key geographical areas, including excessive snow and summers with prolonged periods of below-average rain.

Financial Services

The Company has a 49 percent ownership interest in the joint venture, Brunswick Acceptance Company, LLC (BAC) with GE Commercial Finance, which provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boatbuilder and dealer customers. See Note 7, Financial Services, in the Notes to Consolidated Financial Statements for more information about BAC.

Distribution

The Company depends on distributors, dealers and retailers (Dealers) for the majority of its recreational boat sales, and significant portions of its marine engine, fitness and bowling and billiards products. The Company has approximately 7,500 Dealers serving its business segments worldwide. The Company’s marine Dealers typically carry boats, engines and related parts and accessories.

The Company’s Dealers are independent companies or proprietors that range in size from small, family-owned dealerships to large, publicly traded organizations with substantial revenues and multiple locations. Some of the Company’s Dealers sell the Company’s products exclusively, while others also carry competitors’ products. The Company owns a minority interest in certain marine Dealers.

The Company owns Land ‘N’ Sea, a parts and accessories distribution platform for the Brunswick Boat Group. Land ‘N’ Sea, with 17 distribution centers throughout North America, is the largest wholesale distributor of marine parts and accessories in the world and provides the ability to move parts quickly and accurately to dealers, repair shops and the do-it-yourself consumer.

Demand for a significant portion of the Company’s products is seasonal, and a number of the Company’s Dealers are relatively small and often highly leveraged. As a result, many of the Company’s Dealers require financial assistance to support their business and provide a stable outlet for the Company’s products. In addition to the Company’s interest in BAC, the Company provides its Dealers with assistance, including incentive programs, loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer’s default. The Company believes that these arrangements are in the Company’s best interest, but its financial support of its Dealers does expose the Company to credit and business risk. The Company’s business units maintain active credit operations to manage this financial exposure on an ongoing basis, and the Company continues to seek opportunities to improve and sustain its various distribution channels. See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

International Operations

The Company’s sales to customers in international markets were $1,689.2 million (32.3 percent of net sales) and $1,242.2 million (30.1 percent of net sales) in 2004 and 2003, respectively. The Company transacts most of its sales in international markets in local currencies, and its costs of products manufactured or sourced are generally denominated in U.S. dollars. In 2004, the U.S. dollar weakened approximately 10 percent against the Euro, which is the Company’s largest foreign currency exposure. The weakening of the U.S. dollar helped increase the Company’s international sales. Future strengthening or weakening of the U.S. dollar can affect the amount of sales recorded from the Company’s international operations.

The Company’s international sales are set forth in Note 4, Segment Information, in the Notes to Consolidated Financial Statements, and are also included in the table below, which details the Company’s international sales by region for 2004, 2003 and 2002:

	2004	2003	2002
(In millions)
Europe	$945.5	$700.4	$552.1
Pacific Rim	313.1	220.7	174.7
Canada	273.8	200.5	166.9
Latin America	102.0	79.2	74.0
Other	54.8	41.4	37.0
	$1,689.2	$1,242.2	$1,004.7

Marine Engine segment sales comprised approximately 50 percent of the Company’s total international sales in 2004. The segment’s primary international operations include the following:

–	A marine engine product customization plant and distribution center in Belgium serving Europe, Africa and the Middle East;
–	A propeller and underwater stern-gear manufacturing plant in the United Kingdom;
–	Sales offices and distribution centers in Australia, Brazil, Canada, China, Japan, Malaysia, Mexico, New Zealand and Singapore;
–	Sales offices in Belgium, Denmark, France, Germany, Italy, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom;
–	Boat manufacturing plants in Australia and Sweden;
–	A research and development office in Singapore and New Zealand and a manufacturing plant in New Zealand;
–	An outboard engine assembly plant in Suzhou, China; and
–	A club and marina in Suzhou, China on Lake Tai.

Boat segment sales comprised approximately 29 percent of the Company’s total international sales in 2004. The Boat Group’s products are manufactured or assembled in the United States, Canada, Mexico, Poland and the United Kingdom, and are sold worldwide through dealers. The Boat Group also sells kits for certain runabout boat models to approved manufacturers outside the United States who then manufacture boats to specification and sell the boats under certain Boat Group brand names. The Boat Group has sales offices in England, France, the Netherlands and Spain, and a product display location in the Netherlands.

Fitness segment sales comprised approximately 15 percent of the Company’s total international sales in 2004. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom, as well as sales offices in Austria and Italy. The Fitness segment also manufactures strength training  equipment in Hungary and will begin to manufacture select lines of cardiovascular equipment in 2005 for the European market.

Bowling & Billiards segment sales comprised approximately 6 percent of the Company’s total international sales in 2004. BB&B sells its products worldwide, has sales offices in Germany, Hong Kong and the United Kingdom, and has a plant that manufactures pinsetters in Hungary. BB&B operates bowling centers in Austria, Canada and Germany, and holds a 50 percent interest in an entity that sells bowling equipment and operates bowling centers in Japan.

Raw Materials

The Company purchases raw materials from various sources. The Company is not currently experiencing any critical raw material shortages, nor does the Company anticipate any. General Motors Corporation is the sole supplier of engine blocks used in the manufacture of the Company’s gasoline sterndrive engines. The Company continues to expand its global procurement operations to leverage the Company’s purchasing power across its divisions, improve supply chain and drive cost efficiencies.

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

In the Bowling & Billiards segment, patent rights principally relate to computerized bowling scorers and bowling center management systems, bowling lanes, lane conditioning machines, and related equipment, bowling balls, and billiards table designs and components.

The following are among the Company’s primary trademarks:

Marine Engine Segment: Integrated Dealer Systems,, Mariner, MercNet, MerCruiser, Mercury, MercuryCare, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, MotoTron, Navman, Northstar, OptiMax, Pinpoint, Quicksilver, SeaPro, SmartCraft, SportJet, Teignbridge Propellers and Verado.

Boat Segment: Attwood, Baja, Bayliner, Boston Whaler, Crestliner, Hatteras, Land ‘N’ Sea, Lowe, Lund, Master Dealer, Maxum, Meridian, Palmetto, Princecraft, Sea Boss, Sea Pro, Sea Ray, Seachoice, Sealine, Swivl-Eze and Trophy.

Fitness Segment: Flex Deck, Hammer Strength, Lifecycle, Life Fitness and ParaBody.

Bowling & Billiards Segment: Air Hockey, Anvilane Pro Lane, Brunswick, Brunswick Billiards, Brunswick Pavilion, Brunswick Zone, Centennial, CenterMaster, Contender by Brunswick, Cosmic Bowling, DBA Products, Dominion, Dynamo, Fuze, Gold Crown, Inferno, IQ, Lane Shield, Lightworx, Throbot, Tornado, U.S. Play by Brunswick, Valley, Valley-Dynamo, Vector, Viz-A-Ball, Zone, and Brunswick Home and Billiard.

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

The following summarizes the Company’s competitive position in each segment:

Marine Engine Segment: The Company believes it has the largest dollar sales volume of recreational marine engines in the world. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, and several smaller companies. There are also many competitors in the marine accessories, electronics, engine controls, navigation systems and global positioning system-based businesses. Competitive advantage in these marine engine and accessories markets is a function of product features, technological leadership, quality, service, performance and durability, along with effective promotion, distribution, pricing and the ability to integrate these systems within a boat.  See Item 3, Legal Proceedings, for discussion on pricing and the Anti-Dumping Petition.

Boat Segment: The Company believes it has the largest dollar sales and unit volume of pleasure boats in the world with the broadest array of product offerings. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. The Company believes it has the broadest range of boat product offerings in the world, with boats ranging from 10 to 100 feet, along with a parts and accessories business. In all of its boat operations, the Company competes on the basis of product features, technology, quality, dealer service, performance, value, durability and styling, along with effective promotion, distribution and pricing.

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

Bowling & Billiards Segment: The Company believes it is the world’s leading full-line designer and producer of bowling products and billiards tables. There are several large manufacturers of bowling products, whereas the bowling retail market is highly fragmented. Competitive emphasis is placed on product innovation, quality, service, marketing activities and pricing. The Company also operates 127 retail bowling centers worldwide, including those operated by the Company’s joint venture in Japan, where emphasis is placed on enhancing the bowling and entertainment experience, maintaining quality facilities and providing excellent customer service.

Research and Development

The Company strives to bolster its competitive position in all of its segments by continuously investing in research and development to drive technology innovation in our products and manufacturing technologies. The Company’s research and development investments support the introduction of new products and enhancements to existing products. The Company’s research and development investments are shown below:

	2004	2003	2002
(In millions)
Marine Engine	$82.0	$70.0	$61.7
Boat	27.2	25.6	22.1
Fitness	16.0	16.9	14.4
Bowling & Billiards	5.9	5.7	4.6
Total	$131.1	$118.2	$102.8

Number of Employees

The approximate number of employees as of December 31, 2004, is shown below by segment:

Marine Engine	6,450
Boat	11,700
Fitness	1,800
Bowling & Billiards	5,400
Corporate	250
Total	25,600

As of December 31, 2004, there were 2,131 employees in the Marine Engine segment, 648 employees in the Boat segment, 140 employees in the Fitness segment, and 217 employees in the Bowling & Billiards segment represented by labor unions. The Company believes that it has good relations with these labor unions. One international labor union contract for the Boat segment expires in November of 2005.

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

The Company believes its facilities are suitable and adequate for its current needs. The Company also believes its properties are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations.  The Company believes its manufacturing facilities have the capacity to meet current and anticipated demand.   The Company’s headquarters and most of its principal plants are owned by the Company.

The Company’s primary facilities are in the following locations:

Marine Engine Segment: Miramar and St. Cloud, Florida; Acton, Massachusetts; Stillwater and Tulsa, Oklahoma; Fond du Lac, Brookfield and Oshkosh, Wisconsin; Melbourne, Australia; Petit Rechain and Wavre Belgium; Pickering, Ontario, Canada; Juarez, Mexico; Auckland, New Zealand; and Newton Abbot, United Kingdom. The Acton, Massachusetts; Auckland, New Zealand; and Pickering, Ontario, Canada facilities are leased. The remaining facilities are owned by the Company.

Boat Segment: Edgewater, Merritt Island, Palm Coast, and Pompano Beach, Florida; Cumberland and Salisbury, Maryland; Lowell, Michigan; Little Falls, New York; Mills and Pipestone, Minnesota; Lebanon, Missouri; New Bern, North Carolina; Bucyrus, Ohio; Roseburg, Oregon; Newberry, South Carolina; Knoxville and Vonore, Tennessee; Lancaster, Texas; Arlington, Washington; Princeville, Quebec, Canada; Steinbach, Manitoba, Canada; Reynosa, Mexico; and Kidderminster, United Kingdom. All of these facilities are owned by the Company with the exception of the Pompano Beach, Florida; Lowell, Michigan; and Lancaster, Texas facilities, which are leased.

Fitness Segment: Franklin Park and Schiller Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and Szekesfehervar and Kiskoros, Hungary. The Schiller Park office and a portion of the Franklin Park, Illinois, facility are leased. The remaining facilities are owned by the Company.

Bowling & Billiards Segment: Lake Forest, Illinois; Muskegon, Michigan; Richland Hills, Texas; Antigo and Bristol, Wisconsin; Szekesfehervar, Hungary; 113 Company-operated bowling recreation centers in the United States, Canada and Europe, and a retail billiard store in the suburbs of Chicago, Illinois. Approximately 50 percent of BB&B’s bowling centers, the Richland Hills, Texas manufacturing facility, and the retail billiard store are leased. The remaining facilities are owned by the Company.

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

Telephone Consumer Protection Act

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

Tax Case

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. The Company has stayed its notice of appeal of the Tax Court decision to the United States Court of Appeals for the District of Columbia, pending the outcome of the Company’s settlement negotiations with the IRS. In April 2003, the Company elected to pay the IRS $62 million (approximately $50 million after-tax), and in April 2004, the Company elected to pay the IRS an additional $10 million (approximately $8 million after-tax), in connection with this matter while settlement negotiations continue. The payments were comprised of $33 million in taxes due and $39 million of pre-tax interest ($25 million after-tax). The Company elected to make the payments to avoid future interest costs. The Company believes that any penalties and accrued interest assessed against it by the IRS would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Anti-Dumping Petition

In January 2004, the Company filed a petition with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that Japanese manufacturers of outboard engines were “dumping” by selling outboard engines in the U.S. at prices well below their sale price in Japan, and thereby causing, or threatening to cause, material injury to the U.S. outboard engine industry. The DOC determined that Japanese manufacturers were pricing outboard motors in the U.S at an average margin of 18.98 percent below fair value and imposed a corresponding provisional tariff.  On February 2, 2005, the ITC ruled that there was no injury to U.S. manufacturers and declined to impose retaliatory tariffs on Japanese engines. As a result the provisional tariffs will be rescinded and no permanent tariffs will be imposed. The tariff deposits made by the Company in the amount of $4.6 million will be returned.

Yamaha Contract Dispute

In late July 2004, Yamaha announced a 91.6 percent increase in the price of 75- to 115 - horsepower powerheads sold to the Company under a long-term supply agreement.  It is the Company's belief that Yamaha acted in violation of the terms of the agreement, and, in September 2004, the Company sought an injunction requiring Yamaha to comply with those terms.  The court ruled in the Company's favor, ordering Yamaha to continue to supply the Company with powerheads.

While the court order was in effect, the Company had to post a bond each month in the amount of $9.8 million as security for any harm to Yamaha.  In February 2005, Yamaha and the Company settled their dispute over outboard engine pricing. Yamaha agreed to continue to supply powerheads according to the terms of the original agreement.  As a result of this, the Company was released from its obligation to post bond.

Environmental Matters Generally

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

Asbestos Class Action

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

Australia Trade Practices Investigation

In January 2005, the Company received a notice to furnish information to the Australian Competition and Consumer Commission (ACCC). The ACCC has sought information regarding a subsidiary of the Company, Navman Australia Pty Limited, with respect to sales practices from January 2001 through January 2005 and compliance with the Trade Practices Act of 1974. The Company has complied with the request of the ACCC for information and is cooperating with the investigation by the ACCC. The Company does not believe that the resolution of this matter with the ACCC will have a material adverse effect on the Company's consolidated financial position or results of operations.

Chinese Supplier Dispute

The Company's Bowling & Billiards segment is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former Chinese contract manufacturer, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and other claims. The final hearing in the matter is scheduled to commence on February 28, 2005. The Company does not believe that this dispute will have a material adverse effect on the Company's financial condition or results of operations.

Patent Infringement Suit

The Company has been sued by the holder of a patent that is alleged to cover certain manufacturing processes used in the Company's smaller boats.  Preliminary investigation into the claim has begun.  It is too early to assess the potential validity of the claim.

See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for disclosure of the potential cash requirements of environmental proceedings and other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the New York, Chicago, Pacific and London Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 18, Quarterly Data, in the Notes to Consolidated Financial Statements. As of February 25, 2005, there were approximately 14,871 shareholders of record of the Company’s common stock.

In October 2004, the Company announced an increase in its annual dividend on its common stock, to $0.60 from $0.50 per share payable in December 2004. The Company intends to continue to pay annual dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company’s stockholders. The Company’s dividend policy may be affected by, among other things, the Company’s views on potential future capital requirements, including those relating to investments and acquisitions.

The Company did not purchase any common stock in the fourth quarter of 2004.

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2004, 2003 and 2002, have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7, Management’s Discussion and Analysis, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2001, 2000 and 1999, have been derived from the consolidated financial statements of the Company that are not included herein. The financial data presented below have been restated to present the discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

	2004	2003 (A)	2002 (B)	2001 (C)	2000	1999
(In millions, except per share data)
Results of operations data
Net sales	$5,229.3	$4,128.7	$3,711.9	$3,370.8	$3,811.9	$3,541.3
Unusual charges	$-	$-	$-	$-	$55.1	$116.0
Operating earnings	$400.7	$221.4	$196.6	$191.1	$397.1	$274.6
Earnings before income taxes	$378.5	$201.1	$161.6	$132.2	$323.3	$219.3
Earnings from continuing operations before accounting change	$269.8	$135.2	$103.5	$84.7	$202.2	$143.1
Discontinued operations:
Loss from discontinued operations, net of tax	-	-	-	-	(68.4)	(105.2)
Loss from disposal of discontinued operations, net of tax	-	-	-	-	(229.6)	-
Cumulative effect of changes in accounting principle, net of tax	-	-	(25.1)	(2.9)	-	-
Net earnings (loss)	$269.8	$135.2	$78.4	$81.8	$(95.8)	$37.9
Basic earnings (loss) per common share:
Earnings from continuing operations before accounting change	$2.82	$1.48	$1.15	$0.96	$2.28	$1.56
Discontinued operations:
Loss from discontinued operations, net of tax	-	-	-	-	(0.77)	(1.14)
Loss from disposal of discontinued operations, net of tax	-	-	-	-	(2.59)	-
Cumulative effect of changes in accounting principle, net of tax	-	-	(0.28)	(0.03)	-	-
Net earnings (loss)	$2.82	$1.48	$0.87	$0.93	$(1.08)	$0.41
Average shares used for computation of basic earnings per share	95.6	91.2	90.0	87.8	88.7	92.0
Diluted earnings (loss) per common share:
Earnings from continuing operations before accounting change	$2.77	$1.47	$1.14	$0.96	$2.28	$1.55
Discontinued operations:
Loss from discontinued operations, net of tax	-	-	-	-	(0.77)	(1.14)
Loss from disposal of discontinued operations, net of tax	-	-	-	-	(2.59)	-
Cumulative effect of changes in accounting principle, net of tax	-	-	(0.28)	(0.03)	-	-
Net earnings (loss)	$2.77	$1.47	$0.86	$0.93	$(1.08)	$0.41
Average shares used for computation of diluted earnings per share	97.3	91.9	90.7	88.1	88.7	92.6

(A)
Operating earnings include a $25.0 million litigation charge recorded in 2003 in connection with a patent infringement lawsuit relating to the design of a cross trainer. Refer to Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.

(B)	Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for a discussion on Goodwill and Other Intangibles.

(C)	Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for a discussion on Derivatives.

	2004	2003	2002	2001	2000	1999
(In millions, except per share and other data)
Balance sheet data
Total assets	$4,346.4	$3,602.5	$3,314.7	$3,157.5	$3,396.5	$3,247.9
Debt Short-term	$10.7	$23.8	$28.9	$40.0	$172.7	$107.7
Long-term	728.4	583.8	589.5	600.2	601.8	622.5
Total debt	739.1	607.6	618.4	640.2	774.5	730.2
Common shareholders’ equity	1,712.3	1,323.0	1,101.8	1,110.9	1,067.1	1,300.2
Total capitalization	$2,451.4	$1,930.6	$1,720.2	$1,751.1	$1,841.6	$2,030.4
Cash flow data Net cash provided by operating activities of continuing operations	$415.2	$395.1	$413.0	$299.3	$251.0	$250.4
Depreciation and amortization	157.5	150.6	148.4	160.4	148.8	141.4
Capital expenditures	171.3	159.8	112.6	111.4	156.0	166.8
Acquisitions of businesses	267.8	177.3	21.2	134.4	-	4.2
Investments	16.2	39.3	8.9	-	38.1	13.6
Stock repurchases	-	-	-	-	87.1	18.3
Cash dividends paid	58.1	45.9	45.1	43.8	44.3	45.9
Other data Dividends declared per share	$0.60	$0.50	$0.50	$0.50	$0.50	$0.50
Book value per share	17.60	14.40	12.15	12.61	12.22	14.16
Return on beginning shareholders’ equity	20.4%	12.3%	7.0%	7.7%	(7.4)%	2.9%
Effective tax rate	28.7%	32.75%	36.0%	36.0%	37.5%	34.7%
Debt-to-capitalization rate	30.2%	31.5%	35.9%	36.6%	42.1%	36.0%
Number of employees	25,600	23,225	21,015	20,700	23,200	23,100
Number of shareholders of record	14,952	15,373	16,605	13,200	13,800	14,500
Common stock price (NYSE) High	$49.85	$32.08	$30.01	$25.01	$22.13	$30.00
Low	31.25	16.35	18.30	14.03	14.75	18.06
Close (last trading day)	49.50	31.83	19.86	21.76	16.44	22.25

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

Overview and Outlook

General

In 2004, the Company made significant progress towards achieving its strategic objective to solidify its leadership position in the marine, fitness, bowling and billiards industries by:

—	Introducing innovative and new technologies to build reliable and quality products in all of the Company’s market segments;

—	Focusing on cost reduction initiatives through global sourcing and realignment of the Company’s manufacturing footprint;

—	Acquiring and investing in businesses that will expand and enhance the Company’s product offerings particularly in boats, marine electronics and customer services;

—
Strengthening the Company’s relationships with its dealers by providing additional products and services that will make them more successful, improve the customer   experience and, in turn, make Brunswick more successful; and

—	Attracting and retaining talented individuals who are responsible for executing and delivering on the Company’s commitment to enhance value for its shareholders.

While these activities are ongoing, the Company began to see results from its efforts reflected in its financial performance. Sales in 2004 increased 26.7 percent to $5,229.3 million, primarily due to growth across all market segments, and additional sales associated with acquisitions.  Operating earnings for 2004 increased 81.0 percent to $400.7 million, primarily due to the same factors that drove the sales gain, as well as effective cost management efforts and global sourcing initiatives. These factors helped offset higher compensation costs, expenses associated with the acquisitions completed in 2004 and 2003, and increased research and development expenses. See the Results of Operations section below for further discussion.

Accomplishments in support of the Company’s strategic objectives in 2004 include:

•	New products:

—	The introduction of six-cylinder Verado, a family of supercharged four-stroke outboard engines;

—	New models of boats across most boat divisions;

—	Substantial roll-out of new fitness product offerings;

—	Continued expansion of Brunswick Zones and new concept, larger, showcase Brunswick Zones; and

—	New scoring systems, center management systems and bowling balls, most notably the Vector scoring system and Inferno bowling balls.

•	Manufacturing realignment:

—	Expansion of the manufacturing facility in Reynosa, Mexico, which will double capacity and allow the Company the ability to increase production of the Bayliner 175, 185 and 190 runabout models;

—	Construction of a new engine plant in China for the production of four-stroke outboard engines in the 40- to 60-horsepower range;

—	Expansion of a manufacturing facility in Japan, where the Company has a joint venture with Tohatsu Corporation to produce smaller horsepower, four-stoke outboard engines;

—	Expanded operations in Hungary to manufacture strength equipment and cardiovascular equipment, including cross-trainers for the European market;

—	Closing of the Company’s Paso Robles, California facility, and transfer of production of fitness products to an existing facility in Ramsey, Minnesota; and

—	Acquisition of the Company’s joint venture partner’s share of a bowling pin operation in Antigo, Wisconsin, allowing the Company to enhance and expand its bowling pin business.

•	Acquisitions:

—	Purchase of Crestliner, Lund, and Lowe aluminum boat companies, which provide the Company with the opportunity to offer products in all major aluminum boat segments;

—
Acquisition of the remaining 30 percent of the stock of Navman NZ Limited, which increases the existing contributions of offerings of marine electronics and global positioning systems-based products; and

—	Acquisition of the Sea Pro, Sea Boss and Palmetto saltwater fishing boat brands, which provide the Company with the opportunity to offer a distinctive array of offshore saltwater fishing boats.

•	Dealer services:

—	The purchase of Marine Innovations, a provider of extended warranties for boaters; and

—	Continued promotion of Brunswick Acceptance Company, a joint venture that provides wholesale financing to our marine dealers.

  Looking ahead to 2005, the Company expects domestic retail demand for marine products to increase in the range of 5 to 7 percent. The Company estimates that industry growth, coupled with market share gains, success of new products, improved pricing and the full-year impact of acquisitions completed in 2004, will result in a 13 to 15 percent increase in our marine sales in 2005. Fitness and Bowling & Billiards segment sales are expected to increase in the mid-single digits, due primarily to new product introductions. Overall, sales are expected to increase 11 to 12 percent. Operating earnings are expected to improve in 2005, benefiting from higher volumes as well as the Company’s ongoing focus on effective cost management. The Company will incur costs for strategic initiatives, including research and development expenses to integrate engine and electronics in boat designs, costs associated with the development of new products, promotional expenses for product launches, and expense for infrastructure in the European and Asia-Pacific regions to support future growth. The Company expects 2005 non-operating income to remain relatively flat compared with 2004. The Company’s effective tax rate in 2005 is expected to be in the range of 31 to 32 percent.

Matters Affecting Comparability

Acquisitions.  The Company’s operating results for 2004 include the operating results for acquisitions completed in 2004 and 2003. Approximately 40 percent of the sales increase in 2004, when compared with 2003, can be attributed to the following acquisitions:

Date	Name/Description	Segment

6/10/03	Valley-Dynamo, LP (Valley-Dynamo)	Bowling & Billiards
6/23/03	Land ‘N’ Sea Corporation (Land ‘N’ Sea)	Boat
6/23/03	Navman NZ Limited (Navman) – 70 percent	Marine Engine
9/02/03	Attwood Corporation (Attwood)	Boat
9/15/03	Protokon, LLC (Protokon) – 80 percent	Fitness
4/01/04	Lowe, Lund, Crestliner	Boat

Valley-Dynamo, a manufacturer of commercial and consumer billiards, Air Hockey and foosball tables, added new products and distribution channels to the Company’s billiards operations; Land ‘N’ Sea, a distributor of marine parts and accessories, and Attwood, a manufacturer of marine hardware and accessories, provided the Company with the distribution network, manufacturing capabilities and infrastructure to develop and expand a boat parts and accessories business; Navman, a manufacturer of marine electronics and global positioning system-based products, complemented the Company’s expansion into marine-based electronics and integration; Protokon, a Hungarian steel fabricator and electronic equipment manufacturer, allowed the Company to reduce costs and increase manufacturing capacity of fitness equipment, while better serving its fitness customers in Europe; and the Lowe, Lund, Crestliner boat brands, provided the Company with the opportunity to offer products in all major aluminum boat segments and to leverage engine synergies with the Company’s Mercury division.  Refer to Note 5, Acquisitions, in the Notes to Consolidated Financial Statements, for a detailed description of these acquisitions.

The Company’s operating results for 2003 include the operating results for its acquisitions completed in 2003. Approximately 33 percent of the increase in 2003 sales, when compared with 2002, can be attributed to the acquisitions of Valley-Dynamo, Land ‘N’ Sea, Navman, Attwood and Protokon.

The Company’s operating results for 2002 include the operating results of: Teignbridge Propellers, Ltd. (Teignbridge), a manufacturer of custom and standard propellers and underwater stern gear for inboard-powered vessels; Monolith Corporation/Integrated Dealer Systems, Inc. (IDS), a developer of dealer management systems for dealers of marine products and recreational vehicles; and Northstar Technologies, Inc. (Northstar), a supplier of premium marine navigation electronics, from the acquisition dates of February 10, 2002, October 1, 2002, and December 16, 2002, respectively. The acquisition of IDS and Northstar complemented the Company’s expansion into systems integration and marine-based electronics.

Litigation charge and change in accounting principle.  Comparisons of net earnings per diluted share between 2004, 2003 and 2002, are affected by a litigation charge and change in accounting principle, which are listed and described below. The effect of these items on diluted earnings per share is as follows:

	2004	2003	2002
Net earnings per diluted share — as reported	$2.77	$1.47	$0.86
Litigation charge	-	0.18	-
Cumulative effect of change in accounting principle	-	-	0.28
Net earnings per diluted share — as adjusted	$2.77	$1.65	$1.14

• Litigation Charge: In 2003, the Company’s Life Fitness division settled a cross trainer patent infringement lawsuit with Precor Incorporated for $25.0 million and future royalty payments. The Company recorded a $25.0 million pre-tax litigation charge ($0.18 per diluted share) in operating earnings in 2003. The Company paid $12.5 million in September of 2003 and $12.5 million in June of 2004 related to the charge. Management believes that presentation of operating earnings in 2003 excluding this litigation charge provides a more meaningful comparison to current-period and prior-period results, because there was no comparable litigation charge in 2004 and 2002 operating earnings, respectively.

• Change in Accounting Principle: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain other intangible assets deemed to have indefinite useful lives are no longer amortized but are reviewed annually for impairment. SFAS No. 142 did not require retroactive restatement for all periods presented. In connection with the adoption of SFAS No. 142, the Company completed its impairment testing and recorded the cumulative effect of the change in accounting principle as a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax or $0.28 per diluted share) to reduce its carrying amount of goodwill. Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for further discussion.

Results of Operations

Consolidated

The following table sets forth certain ratios and relationships calculated from the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002:

				2004 vs. 2003		2003 vs. 2002
				Increase/(Decrease)		Increase/(Decrease)
	2004	2003	2002	$	%	$	%
(In millions, except per share data)	$5,229.3	$4,128.7	$3,711.9	$1,100.6	26.7%	$416.8	11.2%
Net sales	$1,314.2	$997.1	$859.9	$317.1	31.8%	$137.2	16.0%
Gross margin(A)	$400.7	$221.4	$196.6	$179.3	81.0%	$24.8	12.6%
Operating earnings(B)
Earnings before cumulative effect of change in accounting principle	$269.8	$135.2	$103.5	$134.6	99.6%	$31.7	30.6%
Cumulative effect of change in accounting principle, net of tax(C)	-	-	(25.1)	-	-	25.1	NM
Net earnings	$269.8	$135.2	$78.4	$134.6	99.6%	$56.8	72.4%
Diluted earnings per share before cumulative effect of change in accounting principle	$2.77	$1.47	$1.14	$1.30	88.4%	$0.33	28.9%
Cumulative effect of change in accounting principle(C)	-	-	(0.28)	-	-	0.28	NM
Diluted earnings per share	$2.77	$1.47	$0.86	$1.30	88.4%	$0.61	70.9%

Expressed as a percentage of net sales
Gross margin (A)	25.1%	24.2%	23.2%		90 bpts		100 bpts
Selling, general and administrative expense	14.9%	15.3%	15.1%		(40) bpts		20 bpts
Research & development	2.5%	2.9%	2.8%		(40) bpts		10 bpts
Litigation charge (B)	-	0.6%	-		(60) bpts		60 bpts
Operating margin (C)	7.7%	5.4%	5.3%		230 bpts		10 bpts

__________

bpts = basis points

NM = Not Meaningful

(A)   Gross Margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

(B)   Operating earnings and Operating margins in 2003 include a $25.0 million pre-tax litigation charge discussed in Matters Affecting Comparability above.

(C)   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain other intangible assets deemed to have indefinite useful lives are no longer amortized but are reviewed annually for impairment. SFAS No. 142 did not require retroactive restatement for all periods presented. In connection with the adoption of SFAS No. 142, the Company completed its impairment testing and recorded the cumulative effect of the change in accounting principle as a one-time, non-cash charge of $29.8 million pre-tax ($25.1 million after-tax or $0.28 per diluted share) to reduce its carrying amount of goodwill. Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for further discussion.

2004 vs. 2003

Sales increased 26.7 percent as we reported sales gains across all reportable segments. Approximately 60 percent of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have operating results in comparable periods presented. Both the Marine Engine and Boat segment benefited from an improved marine market. Organic sales growth for the Marine Engine segment was largely due to higher wholesale shipments of outboard and sterndrive engines in domestic markets, as well as higher sales of GPS-based products at Navman and higher wholesale shipments of outboard engines in international markets.  Organic sales growth for the Boat segment was due to higher shipments across most boat brands in both domestic and international markets due to the success of new products, increased customer demand, and favorable pricing. Organic sales growth for the Fitness segment was the result of higher domestic and international commercial sales related to the success of new models. Organic sales growth for the Bowling & Billiards segment was due to higher sales volume of bowling capital equipment and consumer products, as well as higher bowling center revenues and increased sales of billiard tables and equipment.

International sales increased $447.0 million to $1,689.2 million in 2004 compared with $1,242.2 million in 2003. Sales increased across all international locations with the largest impact coming from the Europe, Pacific Rim and Canada, which increased by $245.1 million, $92.4 million and $73.3 million, respectively. This increase is due to an increase in boat and outboard engine sales, the benefit of a weaker U.S. dollar, and additional revenues associated with acquisitions.

Gross margin percentage increased in 2004 compared with 2003 primarily due the favorable impact associated with 2004 and 2003 acquisitions; favorable pricing in the Boat segment; increased sales of higher horsepower, higher margin engines; operational efficiencies due to higher production levels; the benefit of a weaker dollar; and successful cost reduction initiatives. These factors were partially offset by higher compensation costs, a mix shift in outboard engines to lower-margin, low-emission engines, and a mix shift to lower margin strength equipment and higher materials costs in the Fitness segment. In addition, lower pension costs were mostly offset by higher healthcare and insurance costs.

Selling, general and administrative (SG&A), as a percentage of net sales, decreased 40 basis points in 2004 primarily due to the increase in sales volume. SG&A expenses increased by $149.9 million to $782.4 million in 2004 from $632.5 million in 2003. This increase is attributable to the acquisitions completed in 2004 and 2003, which accounted for approximately 36 percent of the increase, higher compensation costs, and promotional expenses for new product launches.

Operating earnings increased to $400.7 million in 2004 from $246.4 million in 2003, excluding the previously mentioned 2003 litigation charge. Management believes that presentation of operating earnings in 2003 excluding this litigation charge provides a more meaningful comparison to current-period results, because there was no comparable litigation charge in 2004 operating earnings. The increase in operating earnings was primarily due to the increase in sales volumes in all reportable segments and the factors affecting gross margin percentage as described above. These factors were partially offset by the increase in SG&A expenses as discussed above, higher research and development expenses across most segments driven by acquisitions completed in 2004 and 2003, and competitive pricing pressures in the Asia-Pacific region in the Marine Engine segment.

Operating earnings were also unfavorably affected by approximately $25 million in 2004 compared with 2003, primarily attributable to the marketing and production startup of the new Verado family of four-stroke outboard engines, start-up and other expenses associated with the construction of an outboard engine assembly plant in China, and expenses to develop a new boat design process to better integrate engine and marine electronics into original boat designs.

Interest expense increased by $4.2 million to $45.2 million in 2004 compared with $41.0 million in 2003 primarily due to the issuance of new debt described in Note 12, Debt, in the Notes to Consolidated Financial Statements.

Other income increased to $23.0 million in 2004 compared with $20.7 million in 2003, primarily due to improved results from joint venture investments, most notably the Cummins MerCruiser Diesel Marine LLC joint venture.

The Company’s effective tax rate was reduced to 28.7 percent in 2004 from 32.75 percent in 2003. The lower effective tax rate for the year was primarily due to a reduction in tax reserves of approximately $10 million arising from the completion of audit examinations of years 1998 to 2001, and higher foreign and state earnings in lower effective-tax-rate jurisdictions. Excluding the $10 million reduction in tax reserves, the Company’s effective tax rate for 2004 was 31.4 percent. Management believes that the presentation of the effective tax rate in 2004 excluding this tax reserve reduction provides a more meaningful comparison to 2003, because there was no comparable tax reserve reduction in 2003.

Average common shares outstanding used to calculate diluted earnings per share increased to 97.3 million in 2004 from 91.9 million in 2003. The increase in average diluted outstanding shares was due to the exercise of stock options and an increase in common stock equivalents due to an increase in the Company’s average stock price during the period.

2003 vs. 2002

Sales increased 11.2 percent as we reported sales gains across all reportable segments.  Approximately 61 percent of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have 12 months of reported operating results in both periods presented. Organic sales growth in the Marine Engine segment was due to higher revenues from international markets due in part to the weaker U.S. dollar and higher sterndrive engine sales in the domestic and international markets. Organic Boat segment sales increased due to higher wholesale shipments of smaller boats to dealers. Fitness segment sales increased primarily due to higher sales of domestic commercial fitness equipment and higher revenues from international markets due primarily to the weaker U.S. dollar. Organic sales in the Bowling & Billiards segment increased due to higher bowling center revenues. Sales from acquired businesses accounted for approximately 39 percent of the increase in total sales. Acquisitions were made in all of the Company’s reportable segments during 2003, the most significant of which were Navman in the Marine Engine segment, Land ‘N’ Sea and Attwood in the Boat segment, Protokon in the Fitness segment and Valley-Dynamo in the Bowling & Billiards segment.

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

Selling, general and administrative (SG&A) expenses, as a percentage of net sales, increased by 20 basis points in 2003 compared with 2002. This increase is almost entirely attributable to the acquisitions completed in 2003 and 2002, which accounted for approximately 47 percent of the increase in SG&A, and higher pension, health care and insurance costs. These factors were offset by cost reduction activities across all reportable segments, and the standardization of the Company’s vacation policy mentioned above.

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

Segments

The Company operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards. Refer to Note 4, Segment Information, in the Notes to Consolidated Financial Statements, for details on the operations of these segments.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2004, 2003 and 2002:

				2004 vs. 2003		2003 vs. 2002
				Increase/(Decrease)		Increase/(Decrease)
	2004	2003	2002	$	%	$	%
(In millions)
Net sales	$2,353.2	$1,908.9	$1,705.2	$444.3	23.3%	$203.7	11.9%
Operating earnings	$243.2	$171.1	$170.9	$72.1	42.1%	$0.2	0.1%
Operating margin	10.3%	9.0%	10.0%		130 bpts		(100) bpts
Capital expenditures	$76.4	$68.1	$44.8	$8.3	12.2%	$23.3	52.0%

__________

bpts=basis points

2004 vs. 2003

Marine Engine segment sales, which include the Company’s Mercury Marine and Brunswick New Technologies (BNT) operations, benefited from: an increase in wholesale shipments of outboard and sterndrive engines in domestic markets due to an improved marine market; a full year impact of the Navman acquisition and an increase in sales of parts and service businesses, which includes non-traditional marine products, such as castings and rigging systems. International sales also increased due to higher wholesale shipments of outboard engines and the benefit of a weaker U.S. dollar.

Operating earnings increased primarily due to the increase in sales volume; the impact of a weaker U.S. dollar; additional revenues associated with sales of higher margin, higher horsepower engines; increased absorption of fixed costs due to higher production levels, and successful cost reduction initiatives. These benefits were partially offset by: higher compensation costs; a mix shift in outboard engines to lower margin, low-emission engines; marketing and start-up expenses and higher research and development expenses associated with the new Verado family of four-stroke outboard engines; start-up and other costs associated with the construction of a new outboard engine manufacturing facility in China; higher research and development expenses associated with BNT; and competitive pricing pressures in the Asia-Pacific region.

The increase in capital expenditures was primarily due to investments in the new China plant for the production of four-stroke outboard engines in the 40- to 60-horsepower range and a new Verado manufacturing line at a facility in Fond du Lac, Wisconsin.

2003 vs. 2002

Marine Engine segment sales increased primarily due to sales growth resulting from favorable currency trends related to a weaker U.S. dollar, an increase in shipments of sterndrive engines in the domestic and international markets and higher parts and accessories sales. These factors were partially offset by a decrease in wholesale shipments of outboard engines in the domestic market due to increased foreign competition. Additionally, sales from acquisitions completed for BNT in 2003 and 2002 accounted for approximately 39 percent of the increase in sales.

Operating earnings for the segment in 2003 were comparable with 2002. In 2003, operating earnings and margins were unfavorably impacted by higher pension, health care and insurance costs; lower production of outboard engines, which resulted in lower absorption of fixed costs; higher sales of low-emission and low-horsepower four-stroke outboard engines, which carry lower profit margins; and severance related costs associated with salaried workforce reductions. Also contributing to the decline in 2003 operating margins were higher SG&A and research and development expenses associated with BNT. Operating earnings benefited from cost reduction activities, a weaker U.S. dollar, lower compensation costs and a change in vacation policy discussed in Note 2, Standardization of Vacation Policy, in the Notes to Consolidated Financial Statements.

The increase in capital expenditures in 2003 compared with 2002 was primarily due to expenditures associated with equipment for production of Verado, a new series of high-horsepower outboard engines introduced in 2004.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2004, 2003 and 2002:

				2004 vs. 2003		2003 vs. 2002
				Increase/(Decrease)		Increase/(Decrease)
	2004	2003	2002	$	%	$	%
(In millions)
Net sales	$2,271.1	$1,616.9	$1,405.3	$654.2	40.5%	$211.6	15.1%
Operating earnings	$149.3	$63.9	$19.0	$85.4	NM	$44.9	NM
Operating margin	6.6%	4.0%	1.4%	-	260 bpts	-	260 bpts
Capital expenditures	$56.3	$38.5	$41.0	$17.8	46.2%	$(2.5)	(6.1)%

__________

bpts=basis points

NM=not meaningful

2004 vs. 2003

Sales from the Lund, Lowe, Crestliner, Attwood and Land ‘N’ Sea acquisitions completed in 2004 and 2003, accounted for approximately 54 percent of the increase in segment sales. Organic sales growth resulted from higher wholesale shipments to boat dealers domestically and internationally, most notably for Sea Ray, Bayliner and Boston Whaler, driven by an improved marine market, the successful introduction of new models, and favorable pricing.

The increase in operating earnings was primarily due to the increase in sales, the impact of acquisitions completed in 2004 and 2003, favorable pricing, cost reduction initiatives and operational efficiencies. Also, operating earnings benefited from profitability at the segment’s US Marine division compared with operating losses in the prior year. The turnaround in operating earnings for US Marine was driven by higher domestic and international sales volume across most of its boat brands due to the success of new models, higher customer demand, and operational efficiencies due to the higher production levels. Boat segment operating earnings were unfavorably impacted by expenses associated with the acquisitions completed in 2004 and 2003, an increase in compensation costs and higher research and development expenses, which were primarily associated with acquisitions completed in 2004.

The increase in capital expenditures was primarily for tooling for the production of new models, expansion of a Bayliner boat manufacturing plant in Reynosa, Mexico, and capital expenditures associated with the acquisitions completed in 2004 and 2003.

2003 vs. 2002

The increase in sales was primarily due to higher wholesale shipments of smaller boats to dealers, most notably for Bayliner runabouts and Sea Ray boats, as well as favorable pricing. The higher wholesale shipments reflect a more normal purchasing pattern by dealers, whereas in 2002, dealers curtailed purchases in an effort to reduce field inventories. Additionally, revenues from the Land ‘N’ Sea and Attwood acquisitions accounted for approximately 30 percent of the increase in sales.

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

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2004, 2003 and 2002:

				2004 vs. 2003		2003 vs. 2002
				Increase/(Decrease)		Increase/(Decrease)
	2004	2003	2002	$	%	$	%
(In millions)
Net sales	$558.3	$486.6	$456.7	$71.7	14.7%	$29.9	6.5%
Operating earnings(A)	$45.2	$29.8	$44.9	$15.4	51.7%	$(15.1)	(33.6)%
Operating margin	8.1%	6.1%	9.8%		200 bpts		(370) bpts
Capital expenditures	$8.3	$14.9	$9.4	$(6.6)	(44.3)%	$5.5	58.5%

________

bpts=basis points

(A)   Operating Earnings for the year ended 2003 included a $25.0 million pre-tax litigation charge discussed in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements and Matters Affecting Comparability above. Operating margin excluding the $25.0 million pre-tax litigation charge was 11.3 percent.

2004 vs. 2003

Sales increased primarily due to greater demand for strength and cardiovascular equipment in both domestic and international markets partly due to the introduction of new models in late 2003. International sales also benefited from the weaker U.S. dollar. The increase in sales was partially offset by decreased retail sales at the Company’s Omni Fitness stores, which were sold during 2004.

Operating earnings in 2003 include a $25.0 million litigation charge recorded in the first quarter of 2003. Management believes that presentation of operating earnings in 2003, excluding this litigation charge, provides a more meaningful comparison to the current-year results because there was no comparable litigation charge that affected 2004. Excluding this charge, operating earnings decreased $9.6 million to $45.2 million in 2004 from $54.8 million in 2003, and operating margins decreased 320 basis points to 8.1 percent in 2004 when compared with 2003. The decrease in operating earnings was driven by a mix shift toward lower-margin strength equipment; higher steel costs and other raw material costs; higher freight and distribution costs; competitive pricing pressures in the European commercial markets; and increased bad debt expense due to the bankruptcy filing of a consumer fitness retail chain. These factors were partially offset by the increase in sales volume and successful cost containment efforts.

Capital expenditures in 2004 were primarily for the expansion of a plant in Hungary for the production of strength and cardiovascular equipment, including cross-trainers, operational improvements and product expansion programs.

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

The decline in operating earnings and operating margins was primarily attributed to the previously mentioned litigation charge. Management believes that presentation of operating earnings excluding this litigation charge provides a more meaningful comparison to prior period results because there was no comparable litigation charge that impacted 2002 operating earnings. Excluding this charge from the year-to-date comparison, operating earnings for the segment increased $9.9 million, or 22.0 percent, to $54.8 million, and operating margins increased 150 basis points to 11.3 percent when compared with 2002. Excluding the litigation charge, operating earnings increased primarily due to higher sales, lower warranty costs, lower compensation costs and cost reduction initiatives, partially offset by expenses and unfavorable manufacturing variances associated with the closing of the segment’s Paso Robles, California, facility; inefficiencies related to the transfer of production to and new product introductions at an existing facility in Ramsey, Minnesota. Also offsetting the increase in operating earnings were royalty payments associated with the litigation settlement discussed in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, and increased distribution and logistics costs related to domestic sales.

The increase in capital expenditures in 2003 compared with 2002 was primarily due to expenditures for the introduction and production of new products, including cardiovascular equipment and strength training systems.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2004, 2003 and 2002:

				2004 vs. 2003		2003 vs. 2002
				Increase/(Decrease)		Increase/(Decrease)
	2004	2003	2002	$	%	$	%
(In millions)
Net sales	$442.4	$392.4	$377.7	$50.0	12.7%	$14.7	3.9%
Operating earnings	$41.7	$25.6	$21.4	$16.1	62.9%	$4.2	19.6%
Operating margin	9.4%	6.5%	5.7%		290 bpts		80 bpts
Capital expenditures	$27.7	$34.8	$15.7	$(7.1)	(20.4)%	$19.1	121.7%

__________

bpts=basis points

2004 vs. 2003

Sales from the Valley-Dynamo acquisition completed in 2003 accounted for approximately 29 percent of the increase in sales. Organic sales increased primarily due to increased sales volume of bowling equipment in both the domestic and international markets, driven by increased demand for new products, most notably the Vector scoring system, center management systems and Inferno bowling balls, and an increase in consumer products partially offset by a decrease in after-market products. In addition, the increase in sales was due to higher bowling center revenues, partially as a result of the opening of two new centers, and higher sales of billiard tables and equipment.

Operating earnings benefited primarily from the higher sales volume, cost reduction programs and the recognition of a gain associated with the divestiture of three bowling centers. This benefit was partially offset by increased expenses to support and promote new products, higher compensation costs and bad debt expense associated with the bankruptcy of a customer.

Capital expenditures includes the construction of two new bowling centers, completed in the second quarter of 2004, and the conversion of 8 bowling centers to Brunswick Zones, which are modernized bowling centers that offer a full array of family-oriented entertainment activities.

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

The increase in capital expenditures in 2003 compared with 2002 was primarily due to the conversion of 13 bowling centers to Brunswick Zones, and construction activities associated with two new bowling centers.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of cash flow for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
(In millions)
Net cash provided by operating activities of continuing operations	$415.2	$395.1	$413.0
Net cash provided by (used for):
Capital expenditures	(171.3)	(159.8)	(112.6)
Proceeds on the sale of property, plant and equipment	13.4	7.5	13.2
Other, net	2.0	(3.0)	(0.2)
Free cash flow*	$259.3	$239.8	$313.4
__________

*  The Company defines Free cash flow as cash flow from operating and investing activities (excluding acquisitions and investments), and excluding financing activities. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that this financial measure, and the information it provides, is useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

The Company’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2004

In 2004, net cash provided by operating activities totaled $415.2 million compared with $395.1 million in 2003. This increase was driven by an increase in net earnings of $134.6 million and the net reduction of approximately $42 million in after-tax payments associated with the United States Tax Court case, as described in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements. These increases in cash flow were mostly offset by a $68.7 million increase in working capital, defined as non-cash current assets less current liabilities, in 2004 versus a $100.8 million decrease in 2003.

The additional cash used to fund working capital in 2004 compared with 2003 was primarily due to an increase in inventory and accounts receivable attributed to higher sales and production volumes, and lower incremental cash flow from the sale of Mercury’s domestic trade receivables to Brunswick Acceptance Company, LLC (BAC). The Company received a first time cash flow benefit when it began selling these receivables to BAC in the third quarter of 2003. These factors were partially offset by an increase in accounts payable, an increase in accrued expenses driven primarily by higher compensation expenses and an increase in dealer allowances on higher sales volume.

Cash flows from investing activities included capital expenditures of $171.3 million in 2004, compared with $159.8 million in 2003. The increase in capital expenditures was attributable to: investments in a new assembly plant in China for the production of four-stroke outboard engines, the expansion of a boat manufacturing plant in Reynosa, Mexico and tooling expenditures for new model introductions across all segments.

The Company expects to invest in the range of $190 million to $210.0 million for capital expenditures in 2005. About 90 percent of the capital spending will be for investments in new and upgraded products, for plant capacity expansion in the Marine Engine, Boat and Fitness segments, and for the construction of new Brunswick Zones with the balance targeted toward cost reductions and investments in information technology.

Cash paid for acquisitions, net of debt and cash acquired, totaled $267.8 million and $177.3 million in 2004 and 2003, respectively. See Note 5, Acquisitions, in the Notes to the Consolidated Financial Statements, for further details on the Company’s acquisitions. Additionally the Company invested $16.2 million and $39.3 million in 2004 and 2003, respectively, in various business ventures, which are discussed further in Note 6, Investments, in the Notes to Consolidated Financial Statements. The Company will continue to evaluate acquisitions and other investment opportunities as they arise.

On February 23, 2005, the Company sold 1,861,200 shares of common stock of MarineMax, Inc., its largest boat dealer.  Proceeds from this stock sale totaled approximately $57.6 million, net of $3.4 million of selling expenses. The impact of this sale is expected  to generate $52.0 million of after-tax cash flow for the Company, which will be used for general corporate purposes, including possible acquisitions.  See Note 19, Subsequent Event, in the Notes to Consolidated Financial Statements for details on the sale of this investment.

Cash flow from financing activities provided cash of $178.6 million in 2004, compared with a use of cash of $28.7 million in 2003. This increase was primarily due to the issuance of debt described below and an increase in proceeds from the exercise of stock options. The Company received $99.5 million from stock options exercised in 2004, compared with $39.9 million during 2003. An annual dividend of $0.60 per share was declared in October of 2004 and was paid in December of 2004. The Company did not repurchase stock during 2004, 2003 or 2002.

Cash and cash equivalents totaled $499.8 million at the end of 2004 up $153.9 million from $345.9 million at December 31, 2003. Total debt at December 31, 2004 increased $131.5 million to $739.1 million versus $607.6 million at December 31, 2003. The increase in cash and debt was primarily related to the issuance of $150.0 million of 5 percent notes due in 2011, as described in Note 12, Debt, in the Notes to Consolidated Financial Statements. Additionally, the increase in cash is also attributed to strong cash flow during 2004, partially offset by cash paid for acquisitions, investments and capital expenditures. The Company’s debt-to-capitalization ratio was 30.2 percent at December 31, 2004, compared with 31.5 percent at December 31, 2003. The Company has a $350.0 million long-term revolving credit agreement (Credit Agreement) with a group of banks as described in Note 12, Debt, in the Notes to Consolidated Financial Statements, that serves as support for commercial paper borrowings. There were no borrowings under the Credit Agreement during 2004 and 2003. The Company has the ability to issue up to $100.0 million in letters of credit within the Credit Agreement, with $58.3 million in letters of credit outstanding under the Credit Agreement at December 31, 2004. The Company had borrowing capacity of $291.7 million as of December 31, 2004 under the terms of the Credit Agreement and, if utilized, the Company has multiple borrowing options. The borrowing rate, as calculated in accordance with the Credit Agreement, was 2.92 percent at December 31, 2004. The Company is currently negotiating a new long-term revolving credit agreement to replace the existing $350.0 million Credit Agreement, which terminates on November 15, 2005. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

The funded status of the Company’s qualified pension plans, measured as a percentage of the projected benefit obligation, improved to 88.2 percent in 2004 from 87.5 percent in 2003.  Improved equity market returns and discretionary pension contributions in 2004 were offset by a decrease in the discount rate and an increase in benefit obligations due to plan amendments negotiated in 2004.  As of December 31, 2004 these plans were underfunded by $115.6 million on a projected benefit obligation basis. While there was no legal requirement under the Employee Retirement Income Security Act (ERISA), the Company made discretionary contributions of $40.0 million in cash to the qualified pension plans and funded $2.6 million to cover benefit payments in the unfunded nonqualified pension plan in 2004. Refer to Note 13, Pension and Other Postretirement Benefits, in the Notes to Consolidated Financial Statements, for more details. In addition to contributions required to fund nonqualified benefit payments, the Company anticipates funding $25.0 million of discretionary contributions to pension plans in 2005 to achieve the Company’s funding objectives.

The Company’s financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

2003

Net cash provided by operating activities totaled $395.1 million in 2003, $285.8 million of which consisted of net earnings before the non-cash impact of depreciation and amortization. Additionally, reductions in working capital, defined as non-cash current assets less current liabilities, provided cash of $100.8 million. The decrease in working capital was primarily due to the sale of accounts receivable (detailed in Financial Services below) to Brunswick Acceptance Company, LLC (BAC). The outstanding balance for receivables sold to BAC by the Company was $74.7 million at December 31, 2003.  Also decreasing 2003 working capital was the establishment of the reserve for the previously discussed Fitness segment litigation charge. The Company paid $12.5 million in September of 2003, and $12.5 million in June of 2004. Cash flow was also adversely impacted by the tax payment of $62.0 million ($50.0 million after-tax) in 2003 related to the Tax Court matter (discussed in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements).

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

Cash and cash equivalents totaled $345.9 million at the end of 2003 and total debt at year-end 2003 was $607.6 million. The Company decreased its total debt outstanding in 2003 by paying off its notes from the Sealine acquisition and making continued payments related to the Company’s ESOP debt. The Company’s debt-to-capitalization ratio was 31.5 percent at December 31, 2003, compared with 35.9 percent at December 31, 2002. During 2003, the Company received $39.9 million from stock options exercised.

Improved equity market trends in 2003 had a favorable impact on the funded status of the Company’s qualified pension plans. Funding for the Company’s qualified pension plans improved to 87.5 percent in 2003 from 76.9 percent in 2002 on a projected benefit obligation basis. Underfunding for these plans at December 31, 2003, is $112.5 million on a projected benefit obligation basis. While there was no legal requirement under the Employee Retirement Income Security Act (ERISA), the Company made a discretionary contribution of $52.0 million in cash to the qualified pension plans and funded $2.4 million to cover benefit payments in the unfunded nonqualified pension plan in 2003.

2002

Net cash provided by operating activities totaled $413.0 million in 2002, $251.9 million of which consisted of net earnings before the non-cash impact of depreciation and amortization and the cumulative effect of change in accounting principle. Additionally, reductions in working capital provided cash of $90.8 million. The primary drivers behind working capital improvements were an increase in accounts payable attributed to the increased production levels in the fourth quarter of 2002, as well as efforts to improve cash flow management. Tax refunds related to the divestiture of the beverage cooler business completed in late 2001 were also a significant contributor to the increase in cash provided by operating activities in 2002.

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

In 2004 and 2003, the Company sold $927.4 million and $501.2 million, respectively, of receivables to BAC for $920.7 million and $497.5 million, respectively, in cash, net of discount. The Company began selling receivables to BAC in the third quarter of 2003. Discounts of $6.4 million and $3.7 million for the years ended December 31, 2004 and 2003, respectively, have been recorded as an expense in Other income, net in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $103.7 million as of December 31, 2004, up from $74.7 million at December 31, 2003. BAC will continue to purchase and service a significant portion of Mercury Marine’s domestic accounts receivable on an ongoing basis. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $2.3 million and $0.9 million in 2004 and 2003, respectively, for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

As of December 31, 2004 and 2003, the Company has a retained interest in $45.7 million and $28.4 million of the total accounts receivable sold to BAC that are recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. The Company’s maximum exposure as of December 31, 2004 and 2003 related to these amounts is $25.0 million and $14.9 million, respectively, which is included in the amounts in Note 9, Commitments and Contingencies in the Notes to Consolidated Financial Statements. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC at December 31, 2004, was $35.9 million. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $4.3 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively.

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

Contractual Obligations

The following table sets forth a summary of the Company’s contractual cash obligations as of December 31, 2004:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
(In millions)
Contractual Obligations
Short-term debt (1)	$9.2	$9.2	$-	$-	$-
Long-term debt(1)	729.1	1.9	250.4	1.8	475.0
Interest payments on long-term debt	578.0	47.9	78.0	62.0	390.1
Capital leases(2)	0.4	0.4	-	-	-
Operating leases(3)	163.8	38.5	56.8	28.7	39.8
Purchase obligations(4)	451.4	377.3	68.5	2.8	2.8
Deferred pension liability(5)	26.8	2.2	4.8	4.8	15.0
Deferred management compensation(6)	48.7	0.6	1.4	2.0	44.7
Other long-term liabilities(7)	189.6	72.4	87.6	24.1	5.5
Total contractual obligations	$2,197.0	$550.4	$547.5	$126.2	$972.9

__________

(1)   See Note 12, Debt, in the Notes to Consolidated Financial Statements, for additional information on the Company’s debt.

(2)   Includes principal and interest. See Note 12, Debt, in the Notes to Consolidated Financial Statements, for additional information on the Company’s capital lease obligations.

(3)   See Note 17, Leases, in the Notes to Consolidated Financial Statements, for additional information on the Company’s operating leases.

(4)   The Company has outstanding purchase obligations with suppliers and vendors at the end of 2004 for raw materials and other supplies as part of the normal course of business.

(5)   Amounts represent benefit payments expected to be made for the Company’s non-qualified pension plans. Although the Company anticipates making discretionary contributions of approximately $25.0 million in 2005, there are no statutory required contributions for the domestic qualified pension plans. See Note 13, Pensions and Other Postretirement Benefits, in the Notes to Consolidated Financial Statements.

(6)   Amounts primarily represent long-term deferred compensation plans for Company management. Payments were assumed to be equal to the remaining liability and to be primarily paid out more than 5 years from December 31, 2004.

(7)   Other long-term liabilities include amounts reflected on the balance sheet, which primarily includes certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties and are treated as a secured obligation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” deferred revenue on service and extended warranty contracts, postretirement medical/life insurance benefits and other retirement obligations.

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

Revenue Recognition and Sales Incentives. The Company’s revenue is derived primarily from the sale of marine engines, boats, fitness equipment, bowling products and billiard tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured. The Company offers discounts and sales incentives that include retail promotional activities and rebates. The estimated liability for sales incentives is recorded at the later of the time of program communication to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the recorded value of the liability would be adjusted.

Allowances for Doubtful Accounts. The Company records an allowance for uncollectible trade receivables based upon currently known bad debt risks and provides reserves based on past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of reserves. The Company also provides a reserve based on historical, current and estimated future purchasing levels in connection with its long-term notes receivables for the Company’s supply agreements. These assumptions are re-evaluated if sufficient product purchases are not made. Changes to the allowance for doubtful accounts may be required if a future event or other circumstance results in a change in the estimate of the ultimate collectibility of a specific account or note.

Reserve for Excess and Obsolete Inventories. The Company records a reserve for excess and obsolete inventories in order to ensure inventories are carried at the lower of cost or fair market value. Fair market value can be affected by assumptions about market demand and conditions, historical usage rates, model changes and new product introductions. If model changes or new product introductions create more or less than favorable market conditions, the reserve for excess and obsolete inventories may need to be adjusted. Refer to Note 1, Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further discussion on the basis of accounting for inventories.

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

Environmental. The Company accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. The ultimate exposure for these claims is consistent with the prior year. In light of existing reserves, the Company’s environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations. Refer to Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, for details of existing reserves.

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

Pension, Postretirement and Postemployment Benefit Reserves. Pension, postretirement and postemployment costs and obligations are actuarially determined and are affected by assumptions including the discount rate, the estimated future return on plan assets, the annual rate of increase in compensation for plan employees, the increase in costs of health care benefits and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. Pension, postretirement and postemployment benefit reserves are determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” respectively. Refer to Note 13, Pension and Other Postretirement Benefits, in the Notes to Consolidated Financial Statements for additional information regarding the assumptions used and for changes in the accrued benefit.

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Deferred taxes are provided on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates. The Company estimates its probable tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company’s interpretations of those laws and regulations. These factors may cause the tax rate for the Company to increase or decrease. In 2004 the Company reversed approximately $10 million of tax reserves arising from the completion of audit examinations of years 1998 to 2001. See Note 8, Income Taxes, in the Notes to Consolidated Financial Statements, for further discussion.

Recent Accounting Pronouncements

 In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51.” In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company was required to apply FIN 46R by the end of the first reporting period after March 15, 2004, for entities which were created before February 1, 2003. The adoption of FIN 46R was immediate for variable interest entities created after January 31, 2003. The Company has evaluated the provisions of FIN 46R and determined that the Company does not have any variable interest entities that require consolidation in the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the third quarter of 2005. The Company is still evaluating the impact and has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the financial statements.

In December 2004, the FASB issued FASB Staff Position 109-2 (FSP 109-2), providing guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to a provision within the American Jobs Creation Act of 2004 (the AJCA) related to a deduction for certain foreign earnings that are repatriated. On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company estimates that the repatriation provision will have no effect on the Company's amount of foreign earnings repatriations and related income taxes. The Company will continue to monitor the impact that any technical correction may have on the Company.

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

The Company’s revenues may be affected by weak domestic and international market conditions and the fluctuating stock market. Global political uncertainty may adversely affect consumer confidence during 2005 and beyond.

•	Competitive pricing pressures:

Across all of the Company’s product lines, introduction of lower-priced alternatives by other companies can hurt the Company’s competitive position. The Company’s efforts toward cost-containment, commitment to quality products, and excellence in operational effectiveness and customer service are designed in part to offset this risk.

•	The Company’s ability to develop and produce competitive new products and technologies:

The Company’s continuing ability to introduce new products and technologies that succeed in the marketplace is key to the Company’s continued success.

•	The Company’s ability to maintain market share and volume in key high-margin product lines, particularly in its Marine Engine segment:

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

•	The financial strength of dealers, distributors and independent boatbuilders and retailers:

As the main distribution channel for the Company’s products, dealer financial health is critical to the Company’s continued success. In addition, a substantial portion of the Company’s engine sales are made to independent boatbuilders. As a result, the Company’s financial results can be influenced by the availability of capital and the financial health of these independent boatbuilders. Certain of the Company's fitness equipment and marine parts and accessories are sold through retail outlets. As a result, the Company's financial results can be affected by the availability of capital and financial health of these retailers.

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

The Company has acquired a number of new businesses since 2001 and intends to continue to acquire additional businesses to complement its existing product portfolio. The Company’s success in effectively integrating these operations, including their financial, operational and distribution practices and systems, will affect the contribution of these businesses to the Company’s consolidated results.

•	The success of marketing and cost-management programs:

The Company is constantly subject to competitive pressures, particularly from Asian competitors in the outboard engine market. The Company’s continuing ability to respond to these pressures, particularly through cost-containment initiatives and marketing strategies, is key to the Company’s continued success.

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

Sales of the Company’s marine products are generally more robust just before and during spring and summer, and favorable weather during these months tends to have a positive effect on consumer demand. Conversely, poor weather conditions during these periods can retard demand. In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect bowling retail center revenues.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange exposure related to transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company’s principal currency exposures relate to the Euro, Canadian dollar, British pound, Australian dollar, Japanese yen, and New Zealand dollar. Hedging of anticipated transactions is accomplished with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. Hedging of an asset or liability is accomplished through the use of financial instruments such that the gain or loss on the hedging instrument offsets the gain or loss on the asset or liability.

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

Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements and futures contracts to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum and natural gas.

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

	2004	2003
(In millions)
Risk Category Foreign exchange	$2.3	$0.7
Interest rates	$5.4	$4.3
Commodity prices	$0.4	$0.3

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
See Index to Financial Statements and Financial Statement Schedule on page 41.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) the Company has evaluated its disclosure controls and procedures (as defined in Securities Exchange Act Rules 12a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed has been made known in a timely manner.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The independent registered public accounting firm of the Company also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2004 Financial Statements under the caption entitled “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

The Audit Committee of the Board of Directors, comprised entirely of independent directors, meets regularly with the independent public accountants, management and internal auditors to review accounting, reporting, internal control and other financial matters.  The Committee regularly meets with both the internal and external auditors without members of management present.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information pursuant to this Item with respect to the Directors of the Company is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to the Company’s Audit Committee and the Company’s code of ethics is incorporated by reference from the discussion under the heading Corporate Governance in the Proxy Statement. Information pursuant to this Item with respect to compliance with Section 16(a) of the securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

Executive Officers of the Company

The Company's executive officers are listed in the following table:

Officer	Present Position	Age
George W. Buckley	Chairman and Chief Executive Officer	58
Peter B. Hamilton	Vice Chairman and President - Life Fitness Division	58
Peter G. Leemputte	Senior Vice President and Chief Financial Officer	47
Kathryn J. Chieger	Vice President - Corporate and Investor Relations	56
Tzau J. Chung	Vice President and President - Brunswick New Technologies	41
William J. Gress	Vice President - Supply Chain Management	50
Kevin S. Grodzki	President - MerCruiser Division of Mercury Marine Group	49
B. Russell Lockridge	Vice President and Chief Human Resources Officer	55
Alan L. Lowe	Vice President and Controller	53
Patrick C. Mackey	Vice President and President - Mercury Marine Group	58
Dustan E. McCoy	Vice President and President - Brunswick Boat Group	55
William L. Metzger	Vice President and Treasurer	44
Victoria J. Reich	Vice President and President - Brunswick European Group	47
Marschall I. Smith	Vice President, General Counsel and Secretary	60
John E. Stransky	President - Brunswick Bowling & Billiards	53
Dale B. Tompkins	Vice President - Strategy and Corporate Development	43
Cynthia Trudell	Vice President and President - Sea Ray Division	51
Stephen M. Wolpert	Vice President and President - US Marine Division	50
Judith P. Zelisko	Vice President - Tax	54

There are no familial relationships among these officers. The term of office of all elected officers expires May 4, 2005. The Group and Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

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

Peter B. Hamilton has been Vice Chairman of the Company since 2000. He was President of Brunswick Bowling & Billiards from 2000 to February 2005 and was named President, Life Fitness Division in February 2005.

Peter G. Leemputte has been Senior Vice President and Chief Financial Officer of the Company since August 2003. He was Vice President and Controller of the Company from 2001 to 2003.

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

William J. Gress has been Vice President — Supply Chain Management of the Company since 2001. From February 2000 to January 2001, he was Executive Vice President of the Company’s Igloo business. Prior to that he was employed by Mercury Marine, where he was Vice President of its MerCruiser Diesel business from 1999 to 2000.

Kevin S. Grodzki has been Vice President of the Company and President of its Life Fitness Division from 2000 to February 2005. In February 2005, he was named President of the MerCruiser Division of Mercury Marine Group.

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of the Company since 1999.

Alan L. Lowe has been Vice President and Controller of the Company since September 2003. Prior to joining Brunswick, he held a number of senior financial positions with FMC Technologies, Inc., including, most recently, Director — Financial Control.

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

Victoria J. Reich has been Vice President and President — Brunswick European Group since August 2003. She was Senior Vice President and Chief Financial Officer of the Company from 2000 to 2003, and Vice President and Controller of the Company from 1996 to 2000.

Marschall I. Smith has been Vice President, General Counsel and Secretary of the Company since 2001. He joined Brunswick from Digitas Inc., a leading e-commerce integrator, where he was General Counsel.

John. E. Stransky was named President, Brunswick Bowling & Billiards in February 2005.  He was President of the Billiards division from 1998 to 2005.

Dale B. Tompkins has been Vice President — Strategy and Corporate Development since January 2003. He joined the Company in 2000 as Vice President — Strategy and Business Development for the Mercury Marine Group.

Cynthia Trudell has been Vice President and President — Sea Ray Division since 2001. Prior to joining Brunswick, she held a number of positions with various divisions of General Motors, including Chairman and President — Saturn Corporation from 1999 to 2001.

Stephen M. Wolpert has been Vice President and President — US Marine Division since October 2003. From 2001 to 2003, he held a number of positions with US Marine, including, most recently Chief Operating Officer. Prior to joining Brunswick, he was Vice President — Manufacturing Strategies and Industrial Automation for Emerson Electric Company.

Judith P. Zelisko has been Vice President — Tax of the Company since 1998. She was Staff Vice President — Tax from 1996 to 1998.

Item 11. Executive Compensation

Information pursuant to this Item with respect to compensation paid to Directors of the Company is incorporated by reference from the discussion under the heading Corporate Governance-Director Compensation in the Proxy Statement. Information pursuant to this Item with respect to executive compensation is incorporated by reference from the discussion under the headings Summary Compensation Table, Option Grants in 2004, Option Exercises and Year-End Value Table, Long-Term Incentive Plan-Awards During 2004, Pension Plans and Employment Agreements and Other Transactions in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pursuant to this Item with respect to the securities of the Company owned by the Directors and certain officers of the Company, by the Directors and officers of the Company as a group and by the persons known to the Company to own beneficially more than 5 percent of the outstanding voting securities of the Company is incorporated by reference from the discussion under the heading Stock Held By Directors, Executive Officers And Our Largest Stockholders in the Proxy Statement. Information pursuant to this Item with respect to securities authorized for issuance under the Company’s equity compensation plans is hereby incorporated by reference from the discussion under the heading Equity Compensation Plan Information in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Information pursuant to this Item with respect to certain relationships and related transactions is incorporated from the discussion under the heading Employment Agreements and other Transactions in the Company’s Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by the Company’s independent  registered public accounting firm and the Audit Committee’s policy on pre-approval of audit and permissible non-audit services of the Company’s independent registered public accounting firm is incorporated by reference from the discussion under the headings Proposal No. 2: Ratification of Independent Registered Public Accounting Firm-Fees Incurred for Services of Ernst & Young and Proposal No.2: Ratification of Independent Registered Public Accounting Firms-Approval of Services Provided by Independent Registered Public Accounting Firm in the Company’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. See Index to Financial Statements and Financial Statement Schedule on page 41.

See Exhibit Index on Pages 80 to 81.

(b)	Exhibits

See Exhibit Index on pages 80 to 81.

(c)	Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule on page 41.

Index to Financial Statements and Financial Statement Schedule

Brunswick Corporation

BRUNSWICK CORPORATION

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for the preparation, integrity and objectivity of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Brunswick Corporation
Lake Forest Illinois, 60045
February 25, 2005

/s/ GEORGE W. BUCKLEY	/s/ PETER G. LEEMPUTTE
George W. Buckley Chairman and Chief Executive Officer	Peter G. Leemputte Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Brunswick Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Brunswick Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brunswick Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Brunswick Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Brunswick Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brunswick Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Brunswick Corporation and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2005

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement No. 142, Goodwill and Other Intangible Assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brunswick Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2005

BRUNSWICK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
	2004	2003	2002
(In millions, except per share data)
Net sales	$5,229.3	$4,128.7	$3,711.9
Cost of sales	3,915.1	3,131.6	2,852.0
Selling, general and administrative expense	782.4	632.5	560.5
Research and development expense	131.1	118.2	102.8
Litigation charge	-	25.0	-
Operating earnings	400.7	221.4	196.6
Interest expense	(45.2)	(41.0)	(43.3)
Other income, net	23.0	20.7	8.3
Earnings before income taxes	378.5	201.1	161.6
Income tax provision	108.7	65.9	58.1
Earnings before cumulative effect of change in accounting principle	269.8	135.2	103.5
Cumulative effect of change in accounting principle, net of tax	-	-	(25.1)
Net earnings	$269.8	$135.2	$78.4

Basic earnings per common share:
Earnings before cumulative effect of change in accounting principle	$2.82	$1.48	$1.15
Cumulative effect of change in accounting principle	-	-	(0.28)
Net earnings	$2.82	$1.48	$0.87

Diluted earnings per common share:
Earnings before cumulative effect of change in accounting principle	$2.77	$1.47	$1.14
Cumulative effect of change in accounting principle	-	-	(0.28)
Net earnings	$2.77	$1.47	$0.86

Average shares used for computation of:
Basic earnings per share	95.6	91.2	90.0
Diluted earnings per share	97.3	91.9	90.7

Cash dividends declared per common share	$0.60	$0.50	$0.50

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31
	2004	2003
(In millions)
Assets Current assets Cash and cash equivalents, at cost, which approximates market	$499.8	$345.9
Accounts and notes receivable, less allowances of $29.0 and $31.3	463.2	374.4
Inventories Finished goods	389.9	325.3
Work-in-process	260.5	205.7
Raw materials	136.4	92.8
Net inventories	786.8	623.8
Deferred income taxes	292.7	302.3
Prepaid expenses and other	56.2	68.8
Current assets	2,098.7	1,715.2

Property Land	68.8	70.3
Buildings and improvements	548.5	505.7
Equipment	1,071.8	1,042.5
Total land, buildings and improvements and equipment	1,689.1	1,618.5
Accumulated depreciation	(942.8)	(912.4)
Net land, buildings and improvements and equipment	746.3	706.1
Unamortized product tooling costs	130.1	121.0
Net property	876.4	827.1

Other assets Goodwill	624.8	515.1
Other intangibles	328.0	184.6
Investments	182.9	148.1
Other long-term assets	235.6	212.4
Other assets	1,371.3	1,060.2
Total assets	$4,346.4	$3,602.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31
	2004	2003
(In millions, except per share data)
Liabilities and shareholders’ equity Current liabilities Short-term debt, including current maturities of long-term debt	$10.7	$23.8
Accounts payable	387.9	321.3
Accrued expenses	855.2	756.7
Current liabilities	1,253.8	1,101.8

Long-term Liabilities Debt	728.4	583.8
Deferred income taxes	180.3	167.6
Postretirement and postemployment benefits	236.3	232.0
Other	235.3	194.3
Long-term liabilities	1,380.3	1,177.7

Shareholders’ equity Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	358.8	310.0
Retained earnings	1,413.7	1,202.0
Treasury stock, at cost:
5,709,000 and 10,408,000 shares	(76.5)	(183.6)
Unearned compensation and other	(6.3)	(10.1)
Accumulated other comprehensive income (loss):
Foreign currency translation	32.2	9.5
Minimum pension liability	(97.7)	(90.7)
Unrealized investment gains	23.2	11.4
Unrealized losses on derivatives	(12.0)	(2.4)
Total accumulated other comprehensive loss	(54.3)	(72.2)
Shareholders’ equity	1,712.3	1,323.0

Total liabilities and shareholders’ equity	$4,346.4	$3,602.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31
	2004	2003	2002
(In millions)
Cash flows from operating activities Net earnings	$269.8	$135.2	$78.4
Depreciation and amortization	157.5	150.6	148.4
Change in accounting principle, net of tax	-	-	25.1
Changes in noncash current assets and current liabilities Change in accounts and notes receivable	(79.8)	61.6	(35.1)
Change in inventory	(122.8)	(31.5)	35.1
Change in prepaid expenses and other	8.2	(10.0)	(9.7)
Change in accounts payable	42.5	6.0	71.0
Change in accrued expenses	83.2	74.7	29.5
Income taxes	50.1	(19.5)	64.3
Other, net	6.5	28.0	6.0
Net cash provided by operating activities	415.2	395.1	413.0

Cash flows from investing activities Capital expenditures	(171.3)	(159.8)	(112.6)
Investments	(16.2)	(39.3)	(8.9)
Acquisitions of businesses, net of debt and cash acquired	(267.8)	(177.3)	(21.2)
Proceeds on the sale of property, plant and equipment	13.4	7.5	13.2
Other, net	2.0	(3.0)	(0.2)
Net cash used for investing activities	(439.9)	(371.9)	(129.7)

Cash flows from financing activities Net issuances (repayments) of commercial paper and other short-term debt	(8.8)	1.8	(9.4)
Net proceeds from issuance of long-term debt	152.3	-	-
Payments of long-term debt including current maturities	(6.3)	(24.5)	(26.2)
Cash dividends paid	(58.1)	(45.9)	(45.1)
Stock options exercised	99.5	39.9	40.3
Net cash provided by (used for) financing activities	178.6	(28.7)	(40.4)

Net increase (decrease) in cash and cash equivalents	153.9	(5.5)	242.9
Cash and cash equivalents at January 1	345.9	351.4	108.5
Cash and cash equivalents at December 31	$499.8	$345.9	$351.4

Supplemental cash flow disclosures:
Interest paid	$46.0	$42.7	$43.3
Income taxes paid (received), net	$58.5	$85.4	$(6.2)

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
		Additional			Unearned	Other
	Common	Paid-in	Retained	Treasury	Compensation	Comprehensive
	Stock	Capital	Earnings	Stock	and Other	Income (loss)	Total
(In millions, except per share data)
Balance, December 31, 2001	$76.9	$316.2	$1,079.4	$(289.8)	$(27.1)	$(44.7)	$1,110.9
Comprehensive income (loss) Net earnings	-	-	78.4	-	-	-	78.4
Foreign currency translation adjustments	-	-	-	-	-	10.1	10.1
Unrealized investment gains	-	-	-	-	-	4.4	4.4
Unrealized gains on derivatives	-	-	-	-	-	0.1	0.1
Minimum pension liability adjustment	-	-	-	-	-	(115.7)	(115.7)
Total comprehensive income (loss) - 2002	-	-	78.4	-	-	(101.1)	(22.7)
Dividends ($0.50 per common share)	-	-	(45.1)	-	-	-	(45.1)
Tax benefit relating to stock options	-	4.9	-	-	-	-	4.9
Compensation plans and other	-	(12.2)	-	61.1	4.9	-	53.8
Balance, December 31, 2002	$76.9	$308.9	$1,112.7	$(228.7)	$(22.2)	$(145.8)	$1,101.8

Comprehensive income (loss) Net earnings	-	-	135.2	-	-	-	135.2
Foreign currency translation adjustments	-	-	-	-	-	19.4	19.4
Unrealized investment gains	-	-	-	-	-	8.7	8.7
Unrealized losses on derivatives	-	-	-	-	-	(0.3)	(0.3)
Minimum pension liability adjustment	-	-	-	-	-	45.8	45.8
Total comprehensive income (loss) - 2003	-	-	135.2	-	-	73.6	208.8
Dividends ($0.50 per common share)	-	-	(45.9)	-	-	-	(45.9)
Tax benefit relating to stock options	-	5.5	-	-	-	-	5.5
Compensation plans and other	-	(4.4)	-	45.1	12.1	-	52.8
Balance, December 31, 2003	$76.9	$310.0	$1,202.0	$(183.6)	$(10.1)	$(72.2)	$1,323.0

Comprehensive income (loss) Net earnings	-	-	269.8	-	-	-	269.8
Foreign currency translation adjustments	-	-	-	-	-	22.7	22.7
Unrealized investment gains	-	-	-	-	-	11.8	11.8
Unrealized losses on derivatives	-	-	-	-	-	(9.6)	(9.6)
Minimum pension liability adjustment	-	-	-	-	-	(7.0)	(7.0)
Total comprehensive income (loss) - 2004	-	-	269.8	-	-	17.9	287.7
Dividends ($0.60 per common share)	-	-	(58.1)	-	-	-	(58.1)
Common stock issued for Navman acquisition	-	7.2	-	9.4	-	-	16.6
Tax benefit relating to stock options	-	28.4	-	-	-	-	28.4
Compensation plans and other	-	13.2	-	97.7	3.8	-	114.7
Balance, December 31, 2004	$76.9	$358.8	$1,413.7	$(76.5)	$(6.3)	$(54.3)	$1,712.3

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

Accounts Receivable and Allowance for Doubtful Accounts. The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company records an allowance for uncollectible receivables based upon known bad debt risks and records general reserves based on past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for doubtful accounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectibility of a specific account. Accounts receivable also include domestic accounts receivable sold with full and partial recourse by the Company’s Mercury Marine division to Brunswick Acceptance Company LLC, as discussed in Note 7, Financial Services. These accounts receivable and related obligations of $45.7 and $28.4 million at December 31, 2004 and 2003, respectively, were included in Accounts and notes receivable and Accrued expenses, respectively.

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 64 percent and 62 percent of the Company’s inventories were determined by the first-in, first-out method (FIFO) at December 31, 2004 and 2003, respectively. Inventories valued at the last-in, first-out method (LIFO) were $95.9 million and $88.4 million lower than the FIFO cost of inventories at December 31, 2004 and 2003, respectively. Inventory cost includes material, labor and manufacturing overhead.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling owned by the Company and used in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the useful life of the applicable product, for a period not to exceed eight years. Gains and losses recognized on the sale of property are included in the Selling, general and administrative (SG&A) expenses. The amount of gains and losses included in SG&A for the years ended December 31 was as follows:

	2004	2003	2002
(In millions)
Gains on the sale of property	$4.1	$1.7	$1.5
Losses on the sale of property	(4.7)	(2.1)	(2.0)
Net (losses) on sale of property	$(0.6)	$(0.4)	$(0.5)

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

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. Under Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142), while amortization of goodwill and indefinite-lived intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

In 2002, the Company completed its analysis related to the adoption of SFAS No. 142 and recorded a one-time, non-cash charge of $25.1 million after-tax, or $0.28 per diluted share ($29.8 million pre-tax) as a cumulative effect of a change in accounting principle to reduce the carrying amount of its goodwill. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments was estimated using a discounted cash flow methodology.

Other intangibles consist of the following:

	December 31, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
(In millions)
Amortized intangible assets:
Customer relationships	$265.5	$(188.3)	$230.4	$(178.9)
Other	30.1	(7.2)	21.3	(5.4)
Total	$295.6	$(195.5)	$251.7	$(184.3)
Indefinite-lived intangible assets:
Trademarks/tradenames	$205.3	$(17.2)	$104.7	$(17.4)
Pension intangible asset	39.8	-	29.9	-
Total	$245.1	$(17.2)	$134.6	$(17.4)

Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 5, Acquisitions.

The costs of amortizable intangible assets are amortized over their expected useful lives using the straight-line method. Aggregate amortization expense for intangibles was $18.9 million, $14.4 million and $12.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in Amortized Intangible Assets — Other are patents, non-compete agreements and other intangible assets.

Estimated amortization expense for intangible assets is $8.1 million for the year ended December 31, 2005 and $8.0 million per year from 2006 through 2009. The reduction in amortization expense in 2005 compared with 2004 relates to the completion of intangible amortization assigned to customer relationships from the 1986 acquisition of the Boat segment’s Sea Ray operations.

A summary of changes in the Company’s goodwill during the period ended December 31, 2004, by segment is as follows:

	December 31,			December 31,
	2003	Acquisitions	Adjustments	2004
(In millions)
Marine Engine	$23.5	$30.7	$5.1	$59.3
Boat	213.1	68.7	3.1	284.9
Fitness	265.6	0.3	1.4	267.3
Bowling & Billiards	12.9	0.4	-	13.3
Total	$515.1	$100.1	$9.6	$624.8

A summary of changes in the Company’s goodwill during the period ended December 31, 2003, by segment is as follows:

	December 31,			December 31,
	2002	Acquisitions	Adjustments	2003
(In millions)
Marine Engine	$16.7	$7.9	$(1.1)	$23.5
Boat	172.8	37.4	2.9	213.1
Fitness	261.9	2.4	1.3	265.6
Bowling & Billiards	1.4	11.5	-	12.9
Total	$452.8	$59.2	$3.1	$515.1

Adjustments in 2004 and 2003 primarily relate to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 5, Acquisitions. There were no impairment charges for the years ended December 31, 2004 and 2003.

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

Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments and, at December 31, 2004 and 2003, such investments were recorded at the lower of cost or fair value.

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

Other Long-Term Assets. Other long-term assets include pension assets, which are discussed in Note 13, Pension and Other Postretirement Benefits, and long-term notes receivable. Long-term notes receivable include cash advances made to customers, principally boatbuilders and fitness equipment retailers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable that are reduced as purchases of qualifying products are made. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. The reduction in the note receivable balance is recorded as a reduction in the Company’s sales revenue as a sales discount. In the event sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2004 and 2003, totaled $36.9 million and $41.1 million, respectively. One boatbuilder customer and its owner comprised approximately 75 percent of both of these amounts as of December 31, 2004 and 2003, respectively.

Other long-term notes receivable also include certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties. The assignment is not treated as a sale of the associated receivables, but as a secured obligation under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The associated receivables and related obligations are included in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities — Other, respectively, and totaled $116.3 million and $99.7 million at December 31, 2004 and 2003, respectively.

Revenue Recognition. The Company’s revenue is derived primarily from the sale of marine engines, boats, fitness equipment, bowling products and billiard tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured. The Company offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” Revenues from freight are included as a part of Net sales in the Consolidated Statements of Income, whereas shipping, freight and handling costs are included in Cost of Sales.

Advertising Costs. Advertising and promotion costs, included in SG&A expenses, are expensed when the advertising first takes place. Advertising and promotion costs were $66.9 million, $56.9 million and $55.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Foreign Currency. The functional currency for the majority of the Company’s operations is the U.S. dollar. All assets and liabilities recorded in a functional currency other than the U.S. dollar are translated at current rates. The resulting translation adjustments are charged to Accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity, net of tax. Revenues and expenses in currencies other than the U.S. dollar are translated at the average exchange rates for the period.

Comprehensive Income. Accumulated other comprehensive income (loss) includes minimum pension liability adjustments, currency translation adjustments, and unrealized derivative and investment gains and losses. The net effect of these items reduced Shareholders’ equity on a cumulative basis by $54.3 million at year-end 2004 and $72.2 million at year-end 2003. The $17.9 million change from 2003 to 2004 is primarily due to favorable cumulative translation adjustments of $22.7 million in 2004. The tax effect included in Accumulated other comprehensive income (loss) was $31.7 million, $42.3 million, and $93.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation. See Note 14, Stock Plans and Management Compensation, for a description of the Company’s stock-based compensation plans. The Company complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company recognizes no compensation cost related to stock options granted in its Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.  Cost of restricted stock awards is recognized on a straight-line basis over the requisite service period.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its outstanding stock option plans as of December 31:

	2004	2003	2002
(In millions, except per share data)
Earnings before cumulative effect of change in accounting
principle:
As reported	$269.8	$135.2	$103.5
Add: Stock-based employee compensation included in reported earnings before cumulative effect of change in accounting principle, net of tax	6.2	2.8	1.8
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	11.2	8.2	7.1
Pro forma	$264.8	$129.8	$98.2
Basic earnings per common share before cumulative effect of
change in accounting principle:
As reported	$2.82	$1.48	$1.15
Pro forma	$2.77	1.42	1.09
Diluted earnings per common share before cumulative effect
of change in accounting principle:
As reported	$2.77	$1.47	$1.14
Pro forma	$2.72	1.41	1.08

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. That cost recognized at the grant-date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the third quarter of 2005. The Company is still evaluating the impact and has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R.

Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company’s management and are not used for trading or speculative purposes. See Note 10, Financial Instruments, for further discussion.

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin (ARB) No. 51.” In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company was required to apply FIN 46R by the end of the first reporting period after March 15, 2004, for entities which were created before February 1, 2003. The adoption of FIN 46R was immediate for variable interest entities created after January 31, 2003. The Company has evaluated the provisions of FIN 46R and determined that the Company does not have any variable interest entities that require consolidation in the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the financial statements.

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

Prior to June 1, 2003, certain divisions of the Company had a policy in which eligible employees received an annual vacation grant on the last day of the year, to be taken in the next calendar year. Additionally, eligible employees were able to take vacation immediately to the full extent of the grant. In the event of an employee’s termination, the employee was entitled to receive cash compensation for vacation time not taken from the annual grant. As a result, the Company previously had accrued the full vacation liability as of the beginning of each year as required by SFAS No. 43, “Accounting for Compensated Absences.”

As a result of the change in the vacation policy, of the previously recorded vacation liability of $11.6 million existing as of June 1, 2003, $6.1 million pre-tax ($4.0 million after-tax) was reversed and reflected as reductions in both Cost of sales, and Selling, general, and administrative expenses in the Consolidated Statements of Income for 2003. The new policy does not have an impact on the future amount of vacation expense recorded by the Company on an annual basis.

3. Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested restricted shares. Basic shares increased by 4.4 million in 2004 and 1.2 million in 2003 compared with 2003 and 2002, respectively, primarily due to shares issued upon the exercise of employee stock options. The increase in the dilutive shares outstanding for 2004 is a result of the exercise of stock options and an increase in common stock equivalents due to the Company’s higher average stock price in 2004.

Basic and diluted earnings per share for the years ended December 31, are calculated as follows:

	2004	2003	2002
(In millions, except per share data)
Earnings before cumulative effect of change in accounting principle	$269.8	$135.2	$103.5
Cumulative effect of change in accounting principle	-	-	(25.1)
Net earnings	$269.8	$135.2	$78.4

Average outstanding shares - basic	95.6	91.2	90.0
Dilutive effect of common stock equivalents	1.7	0.7	0.7
Average outstanding shares — diluted	97.3	91.9	90.7

Basic earnings per share:
Earnings before cumulative effect of change in accounting principle	$2.82	$1.48	$1.15
Cumulative effect of change in accounting principle	-	-	(0.28)
Net earnings	$2.82	$1.48	$0.87

Diluted earnings per share:
Earnings before cumulative effect of change in accounting principle	$2.77	$1.47	$1.14
Cumulative effect of change in accounting principle	-	-	(0.28)
Net earnings	$2.77	$1.47	$0.86

As of December 31, 2004 there were no options outstanding where the exercise price of the options was greater than the average market price of the Company’s shares. As of December 31, 2003, and 2002, there were 1.1 million and 4.2 million shares, respectively, of common stock outstanding where the exercise price of the options was greater than the average market price of the Company’s shares. These options were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

4. Segment Information

The Company is a manufacturer and marketer of leading consumer brands. The Company operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards.

The Company’s Marine Engine segment consists of the Mercury Marine Group and Brunswick New Technologies operations (BNT). The Mercury Marine Group manufactures and markets a full range of outboard engines, sterndrive engines, inboard engines, water-jet propulsion systems and parts and accessories, which are principally sold directly to boatbuilders, including the Company’s Boat segment, or through marine retail dealers worldwide. The Mercury Marine Group also manufactures and distributes boats in certain international markets. The Company’s engine manufacturing plants are located primarily in the United States, and sales are primarily in the United States, Europe and Asia. Additionally, BNT manufactures and markets engine electronics and controls and other marine technologies, including navigation systems, chart plotters, telematics and global positioning systems.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, high-performance boats, offshore fishing boats and aluminum fishing, deck and pontoon boats, which are marketed primarily through dealers. The segment also owns and operates marine parts and accessories distribution and manufacturing businesses. The segment’s products are manufactured primarily in the United States. Sales to the segment’s largest boat dealer, MarineMax, Inc., which has multiple locations, comprised approximately 18 percent of Boat segment sales in 2004.

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

Information as to the operations of the Company’s operating segments is set forth below:

	Net Sales to Customers			Operating Earnings			Total Assets
	2004	2003	2002	2004	2003	2002	2004	2003
(In millions)
Marine Engine	$2,353.2	$1,908.9	$1,705.2	$243.2	$171.1	$170.9	$1,043.7	$869.6
Boat	2,271.1	1,616.9	1,405.3	149.3	63.9	19.0	1,206.2	864.8
Marine eliminations	(391.4)	(275.1)	(233.0)	0.1	-	-	-	-
Total Marine	4,232.9	3,250.7	2,877.5	392.6	235.0	189.9	2,249.9	1,734.4
Fitness(A)	558.3	486.6	456.7	45.2	29.8	44.9	667.9	635.9
Bowling & Billiards	442.4	392.4	377.7	41.7	25.6	21.4	373.8	349.0
Eliminations	(4.3)	(1.0)	-	(0.1)	-	-	-	-
Corporate/Other	-	-	-	(78.7)	(69.0)	(59.6)	1,054.8	883.2
Total	$5,229.3	$4,128.7	$3,711.9	$400.7	$221.4	$196.6	$4,346.4	$3,602.5

(A) Operating Earnings for the year ended 2003, include a $25.0 million pre-tax litigation charge in connection with a patent infringement lawsuit relating to the design of a cross trainer.

Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at arm’s length. Corporate/Other includes such items as corporate staff and overhead, and financial results of the Company’s subsidiary Brunswick Financial Services.

	Depreciation			Amortization
	2004	2003	2002	2004	2003	2002
(In millions)
Marine Engine	$58.2	$54.8	$56.7	$1.7	$0.8	$0.1
Boat	45.5	46.2	44.5	15.6	12.6	11.4
Fitness	11.9	12.5	12.2	0.6	0.4	0.5
Bowling & Billiards	20.1	19.4	20.3	1.0	0.6	0.1
Corporate	2.9	3.3	2.6	-	-	-
Total	$138.6	$136.2	$136.3	$18.9	$14.4	$12.1

				Research & Development
	Capital Expenditures			Expense
	2004	2003	2002	2004	2003	2002
(In millions)
Marine Engine	$76.4	$68.1	$44.8	$82.0	$70.0	$61.7
Boat	56.3	38.5	41.0	27.2	25.6	22.1
Fitness	8.3	14.9	9.4	16.0	16.9	14.4
Bowling & Billiards	27.7	34.8	15.7	5.9	5.7	4.6
Corporate	2.6	3.5	1.7	-	-	-
Total	$171.3	$159.8	$112.6	$131.1	$118.2	$102.8

Geographic Segments

	Net Sales to Customers			Total Assets
	2004	2003	2002	2004	2003
(In millions)
United States	$3,540.1	$2,886.5	$2,707.2	$2,505.8	$2,131.6
International	1,689.2	1,242.2	1,004.7	785.8	587.7
Corporate/Other	-	-	-	1,054.8	883.2
Total	$5,229.3	$4,128.7	$3,711.9	$4,346.4	$3,602.5

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, other expenses and income of a non-operating or strategic nature, interest expense or provisions for income taxes. Corporate assets consist primarily of cash and marketable securities, prepaid income taxes, and investments in unconsolidated affiliates.

5. Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”

In 2004, cash paid for acquisitions, net of debt and cash acquired, was as follows:

(In millions)
Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration
3/19/04	Vulcan-Bowling Pin Company and Vulcan-Brunswick Bowling Pin Company	$1.3	$-	$1.3
4/01/04	Lowe, Lund, Crestliner	191.0	-	191.0
4/01/04	Marine Innovations Warranty Corporation	5.4	-	5.4
6/01/04	Navman NZ Limited (30 percent)	16.4	16.6	33.0
12/31/04	Sea Pro, Sea Boss and Palmetto boats	50.1	-	50.1
	Miscellaneous	3.6	-	3.6
		$267.8	$16.6	$284.4

(A) Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

The Company acquired its joint venture partner's share of a bowling pin operation for $1.3 million allowing the Company to increase its ability to manufacture, distribute, and market its own bowling pins. The post-acquisition results of these businesses are included in the Bowling & Billiards segment.

The Company acquired the outstanding stock of four aluminum boat companies for $191.0 million. These companies include: Minnesota-based Crestliner, Inc. and Lund Boat Company; Lowe Boats, Inc., based in Missouri; and Lund Boats Canada Inc., which manufactures and sells the Lund brand in Canada. They produce numerous models of aluminum fishing, pontoon, deck and utility boats ranging from 10 to 25 feet. These boat companies provide the Company with the opportunity to offer products in all major aluminum boat segments. The purchase agreement provides for additional consideration of up to $30 million to be paid in three years based on the achievement of a minimum 10 percent after-tax cash flow return on total investment over that time period. The post-acquisition results of the aluminum boat companies are included in the Boat segment.

The Company acquired the net assets, including working capital and other intangibles, of Marine Innovations Warranty Corporation (Marine Innovations), a provider of extended warranty protection for the marine industry, for $5.4 million. This acquisition expands the financial services offered by the Company to its dealers. The purchase agreement provides for additional consideration of up to $6.0 million based on financial performance during the years 2004, 2005 and 2006. The post-acquisition results of Marine Innovations are included in the Boat segment.

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

The Company acquired outstanding stock of Sea Pro Boats, Inc., (Sea Pro) and net assets, including working capital and other intangibles of Sea Boss Boats, LLC, (Sea Boss) manufacturers of the Sea Pro, Palmetto and Sea Boss brands of saltwater fishing boats at December 31, 2004. These acquisitions were funded through cash consideration of $50.1 million. These acquisitions provide the Company with the opportunity to offer a distinctive array of offshore saltwater fishing boats. The purchase agreement provides for additional consideration of up to $4.0 million based on financial performance during 2005. The post-acquisition results of Sea Pro and Sea Boss will be included in the Boat segment in 2005.

The 2004 acquisitions were not material to the Company’s results of operations or total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance; however, they did contribute to an increase in sales in the period-over-period comparisons.

In 2003, cash paid for acquisitions, net of cash acquired, and other consideration provided were as follows:

(In millions)
Date	Company Name	Cash Consideration(A)	Other Consideration	Total Consideration
6/10/03	Valley-Dynamo, LP	$33.7	$-	$33.7
6/23/03	Land ‘N’ Sea Corporation	30.4	23.4	53.8
6/23/03	Navman NZ Limited (70 percent)	37.3	-	37.3
7/01/03	New Eagle Software LLC	1.5	-	1.5
9/02/03	Attwood Corporation	47.5	-	47.5
9/15/03	Protokon LLC (80 percent)	7.0	-	7.0
9/17/03	Hatteras Yachts, Inc.	19.4	-	19.4
9/30/03	Accelerate Performance Products, LLC	0.5	-	0.5
		$177.3	$23.4	$200.7

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

The Company acquired 80 percent of the outstanding stock of Protokon LLC (Protokon), a Hungarian steel fabricator and electronic equipment manufacturer, which was funded through cash consideration of $7.0 million. The acquisition of Protokon will allow the Company to manufacture fitness equipment closer to the European marketplace, thereby reducing freight costs and offering better service to fitness customers in Europe. The Company has an option to acquire the remaining interest in Protokon under certain circumstances. The results of operations of Protokon post-acquisition are included in the Fitness segment.

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

In addition to the acquisitions listed above, the Company made a final payment of $19.4 million in 2003 related to the 2001 acquisition of Hatteras Yachts, Inc. (Hatteras). This payment was required under the purchase agreement as Hatteras fulfilled earnings targets.

In 2002, cash paid for acquisitions, net of cash acquired, were as follows:

(In millions)
Date	Company Name	Cash Consideration
02/10/02	Teignbridge Propellers Ltd	$3.9
10/01/02	Monolith Corporation/Integrated Dealer Systems, Inc.	4.1
12/16/02	Northstar Technologies, Inc.	4.7
-	Hatteras Yachts, Inc.	8.5
		$21.2

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

The purpose of these acquisitions was to achieve growth by pursuing aggressive marketing and brand-building activities, pursuing international opportunities and leveraging core competencies. The acquisitions of Northstar and IDS were to build BNT, which was established in 2002, and are included in the Marine Engine segment. BNT expands the Company’s product offerings in marine electronics, engine controls, navigation systems, management systems and related equipment.

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

Purchase price allocations for acquisitions are subject to adjustment, pending final valuations, up to one year from the date of acquisition. The following table shows the gross amount of goodwill and intangible assets recorded as of December 31 for the acquisitions completed in 2004, 2003 and 2002:

	Weighted
	Average
	Useful Life
	2004	2003	2004	2003	2002
(In millions)
Indefinite-lived:
Goodwill			$100.1	$59.2	$23.5
Trademarks/tradenames			$100.0	$35.5	-
Amortizable:
Customer relationships	15 years	10.5 years	$39.7	$32.7	-
Other	7 years	8.1 years	$10.0	$6.9	$0.8

6. Investments

The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. As of December 31, 2004 and 2003, the Company’s investment in Brunswick Acceptance Company, LLC (BAC) totaled $35.9 million and $22.0 million, respectively. For the years ended December 31, 2004 and 2003, the Company’s net investment in BAC increased by $13.9 million and $22.0 million, respectively. The 2004 increase in net investment reflects $1.9 million of earnings and $12.0 million of cash invested to maintain the Company’s required 49 percent equity investment. The net investment increase for the year ended December 31, 2003, reflects $1.5 million of earnings and $20.5 million of cash invested to increase the Company’s ownership percentage to 49 percent and maintain the Company’s required 49 percent equity investment. Refer to Note 7, Financial Services, for more details on this joint venture. The Company also contributed $4.2 million to other existing joint ventures in 2004.

In January of 2003, the Company paid $9.4 million to acquire a 36 percent equity interest in Bella-Veneet OY (Bella), a boat manufacturer located in Finland. The Company has the option to acquire the remaining equity interest in Bella in 2007. In July of 2003, the Company paid $5.5 million to acquire a 49 percent equity interest in Rayglass Sales and Marketing Limited (Rayglass), a boat manufacturer located in New Zealand. The Company has the option to acquire the remaining equity interest in Rayglass in 2008. Also, in July of 2003, the Company paid $2.4 million for a 50 percent equity interest to establish a joint venture with Cummins Marine (Cummins), a division of Cummins Inc., to form Cummins MerCruiser Diesel South Pacific Pty Limited (CMDSP). CMDSP will provide the Company the opportunity to offer a full range of diesel marine propulsion systems in Australia and other South Pacific regions. All the above investments are unconsolidated and are accounted for under the equity method.

Summary unaudited financial information for the Company’s unconsolidated equity method affiliates for the years ended December 31 is presented below:

	2004	2003	2002
(In millions)
Net sales	$454.1	$370.4	$244.2
Gross margin	$83.8	$98.9	$25.9
Net earnings	$35.5	$50.0	$9.4
Company’s share of net earnings	$18.1	$12.4	$3.3

Current assets	$775.1	$687.0	$322.2
Noncurrent assets	77.5	81.6	71.1
Total assets	852.6	768.6	393.3
Current liabilities	(466.3)	(531.6)	(270.9)
Noncurrent liabilities	(179.0)	(34.6)	(27.5)
Net assets	$207.3	$202.4	$94.9

The Company’s sales to and purchases from the above investments, along with the corresponding receivables and payables, were not material to the Company’s overall results of operations for the years ended December 31, 2004, 2003 and 2002, respectively, and its financial position as of December 31, 2004 and 2003.

The Company had available-for-sale equity investments with a fair market value of $69.3 million and $50.8 million at December 31, 2004 and 2003, respectively. The primary driver of this increase is the Company’s holdings of the stock of MarineMax, Inc., its largest boat dealer. See Note 19, Subsequent Event, for details on the sale of the stock of MarineMax, Inc. The unrealized gain, recorded net of deferred taxes, has been included as a separate component of Shareholders’ equity and was $23.2 million ($37.7 million pre-tax) and $11.4 million ($18.4 million pre-tax) at December 31, 2004 and 2003, respectively.

7. Financial Services

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

In 2004 and 2003, the Company sold $927.4 million and $501.2 million, respectively, of receivables to BAC for $920.7 million and $497.5 million, respectively, in cash, net of discount. The Company began selling receivables to BAC in the third quarter of 2003. Discounts of $6.4 million and $3.7 million for the years ended December 31, 2004 and 2003, respectively, were recorded as an expense in Other income in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $103.7 million as of December 31, 2004, up from $74.7 million at December 31, 2003. BAC will continue to purchase and service a significant portion of Mercury Marine’s domestic accounts receivable on an ongoing basis. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $2.3 million and $0.9 million in 2004 and 2003, respectively, for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

As of December 31, 2004 and 2003, the Company has a retained interest in $45.7 million and $28.4 million of the total accounts receivable sold to BAC that are recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. The Company’s maximum exposure as of December 31, 2004 and 2003 related to these amounts is $25.0 million and $14.9 million, respectively, which is included in the amounts in Note 9, Commitments and Contingencies. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC at December 31, 2004, was $35.9 million. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $4.3 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively.

8. Income Taxes

The sources of earnings before income taxes are as follows:

	2004	2003	2002
(In millions)
United States	$336.9	$165.9	$150.7
Foreign	41.6	35.2	10.9
Earnings before income taxes	$378.5	$201.1	$161.6

The income tax provision consisted of the following:

	2004	2003	2002
(In millions)
Current tax expense:
U.S. Federal	$89.2	$40.1	$30.1
State and local	4.5	7.4	(5.0)
Foreign	12.3	16.8	(0.6)
Total current	106.0	64.3	24.5

Deferred tax expense:
U.S. Federal	(6.3)	7.2	16.0
State and local	8.1	(1.2)	12.7
Foreign	0.9	(4.4)	4.9
Total deferred	2.7	1.6	33.6
Total provision	$108.7	$65.9	$58.1

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31 were as follows:

	2004	2003
(In millions)
Current deferred tax assets:
Standard and extended product warranties	$73.2	$74.3
Sales incentives and discounts	41.5	35.5
Litigation and environmental reserves	24.0	31.7
Insurance reserves	21.7	25.3
Compensation and benefits	18.0	15.8
Loss carryforwards	60.0	49.4
Bad debts	14.0	15.1
Other	60.3	68.2
Valuation allowance	(20.0)	(13.0)
Total current deferred tax assets	$292.7	$302.3

Non-current deferred tax liabilities (assets):
Depreciation and amortization	$134.5	$112.0
Pension	40.3	46.9
Other assets and investments	25.2	24.5
Other	113.1	98.1
Non-current deferred tax liabilities	313.1	281.5

Deferred compensation	(17.5)	(7.7)
Minimum pension liability adjustment	(62.2)	(57.7)
Postretirement benefits	(44.7)	(45.3)
Other	(8.4)	(3.2)
Non-current deferred tax assets	(132.8)	(113.9)

Total non-current deferred tax liabilities	$180.3	$167.6

At December 31, 2004, the Company’s Loss carryforwards totaling $60.0 million, comprised of $40.1 million state net operating loss (NOL) carryforwards, $13.3 million foreign NOL carryforwards, and $6.6 million capital loss carryforwards were available to reduce future tax liabilities. NOL carryforwards of $41.4 million expire at various intervals between the years 2005 and 2023. The remaining NOL carryforwards of $12.0 million have an unlimited life. The capital loss carryforwards expire at various intervals between the years 2006 and 2009.  At December 31, 2004, the valuation allowance totaling $20.0 million was comprised of $6.3 million for state NOL carryforwards, $7.1 million of foreign NOL carryforwards, and $6.6 million for capital loss carryforwards.  At December 31, 2003, the valuation allowance totaling $13.0 million was comprised of $0.3 million for State NOL carryforwards, $6.1 million for foreign NOL carryforwards, and $6.6 million for capital loss carryforwards.

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

In December 2004, the FASB issued FASB Staff Position 109-2 (FSP 109-2), providing guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” to a provision within the American Jobs Creation Act of 2004 (the AJCA) related to a deduction for certain foreign earnings that are repatriated. On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company estimates that the repatriation provision will have no effect on the Company's amount of foreign earnings repatriations and related income taxes. The Company will continue to monitor the impact that any technical correction may have on the Company.

The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

	2004	2003	2002
(In millions)
Income tax provision at 35%	$132.5	$70.4	$56.5
State and local income taxes, net of Federal income tax effect	8.2	4.0	5.0
Federal tax audit completion	(10.0)	-	-
Foreign sales corporation benefit and extraterritorial income	(8.5)	(4.0)	(2.5)
Research and development credit	(7.3)	(5.2)	(4.5)
Taxes related to foreign income, net of credits	(5.0)	(0.3)	0.2
Other	(1.2)	1.0	3.4
Actual income tax provision	$108.7	$65.9	$58.1
Effective-tax-rate	28.7%	32.75%	36.0%

In 2004, the lower effective tax rate was primarily due to a reduction in tax reserves of approximately $10 million arising from the completion of federal tax audit examinations of years 1998 to 2001, and higher foreign and state earnings in lower effective-tax-rate jurisdictions. In 2003, the Company lowered its annual effective tax rate from 36.0 percent to 32.75 percent, due in part to the prepayment of the United States Tax Court matter discussed in Note 9, Commitments and Contingencies. As a result of the prepayment, the Company no longer needs to accrue interest costs associated with the United States Tax Court matter. These net after-tax interest costs were previously included in the income tax provision.

9. Commitments and Contingencies

Financial Commitments. The Company has entered into arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from the Company, and, in certain instances, has guaranteed secured term financing of its customers. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $106 million and approximately $100 million at December 31, 2004 and 2003, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $188 million and approximately $185 million at December 31, 2004 and 2003, respectively.

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

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling approximately $86 million both as of December 31, 2004 and 2003, respectively. This amount is primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, which totaled $27.1 million at December 31, 2004, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The 2004 amount includes $9.8 million in surety bonds associated with the Yamaha contract dispute discussed below.

Product Warranties. The Company records a liability for product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. The Company’s warranty reserves are affected by product failure rates and material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual costs, a revision to the warranty reserve would be required.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses and Long-term liabilities — other at December 31:

	2004	2003
(In millions)
Balance at January 1	$177.9	$168.3
Payments made	(108.1)	(94.4)
Provisions/additions for contracts issued/sold	120.9	104.3
Aggregate changes for preexisting warranties	(0.2)	(0.3)
Balance at December 31	$190.5	$177.9

Liabilities for contracts that extend the product protection beyond the standard product warranty period, are included in the table above at December 31, 2004 and 2003, were $41.4 million and $34.5 million, respectively.

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

Telephone Consumer Protection Act

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

Tax Case

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. The Company has stayed its notice of appeal of the Tax Court decision to the United States Court of Appeals for the District of Columbia, pending the outcome of the Company’s settlement negotiations with the IRS. In April 2003, the Company elected to pay the IRS $62 million (approximately $50 million after-tax), and in April 2004, the Company elected to pay the IRS an additional $10 million (approximately $8 million after-tax), in connection with this matter while settlement negotiations continue. The payments were comprised of $33 million in taxes due and $39 million of pre-tax interest ($25 million after-tax). The Company elected to make the payments to avoid future interest costs. The Company believes that any penalties and accrued interest assessed against it by the IRS would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Anti-Dumping Petition

In January 2004, the Company filed a petition with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that Japanese manufacturers of outboard engines were “dumping” by selling outboard engines in the U.S. at prices well below their sale price in Japan, and thereby causing, or threatening to cause, material injury to the U.S. outboard engine industry.  The DOC determined that Japanese manufacturers were pricing outboard motors in the U.S. at an average margin of 18.98 percent below fair value and imposed a corresponding provisional tariff.  On February 2, 2005, the ITC ruled that there was no injury to U.S. manufacturers and declined to impose retaliatory tariffs on Japanese engines. As a result the provisional tariffs will be rescinded and no permanent tariffs will be imposed. The tariff deposits made by the Company in the amount of $4.6 million will be returned.

Yamaha Contract Dispute

In late July 2004, Yamaha announced a 91.6 percent increase in the price of 75- to 115- horsepower powerheads sold to the Company under a long-term supply agreement.  It is the Company's belief that Yamaha acted in violation of the terms of the agreement, and, in September 2004, the Company sought an injunction requiring Yamaha to comply with those terms.  The court ruled in the Company's favor, ordering Yamaha to continue to supply the Company with powerheads.

While the court order was in effect, the Company had to post a bond each month in the amount of $9.8 million as security for any harm to Yamaha.  In February 2005, Yamaha and the Company settled their dispute over outboard engine pricing. Yamaha agreed to continue to supply powerheads according to the terms of the agreement.  As a result of this, the Company was released from it's obligation to post bond.

Asbestos Class Actions

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

Environmental Matters Generally

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

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $43 million to $66 million as of December 31, 2004. At December 31, 2004 and 2003, the Company had reserves for environmental liabilities of $54.1 million and $58.7 million, respectively. There were no additional environmental provisions for the year ended December 31, 2004 and $0.1 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively.

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

Australia Trade Practices Investigation

In January 2005, the Company received a notice to furnish information to the Australian Competition and Consumer Commission (ACCC). The ACCC has sought information regarding a subsidiary of the Company, Navman Australia Pty Limited, with respect to sales practices from January 2001 through January 2005 and compliance with the Trade Practices Act of 1974. The Company has complied with the request of the ACCC for information and is cooperating with the investigation by the ACCC. The Company does not believe that the resolution of this matter with the ACCC will have a material adverse effect on the Company's consolidated financial position or results of operations.

Chinese Supplier Dispute

The Company's Bowling & Billiards segment is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former Chinese contract manufacturer, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and other claims. The final hearing in the matter is scheduled to commence on February 28, 2005. The Company does not believe that this dispute will have a material adverse effect on the Company's financial condition or results of operations.

Patent Infringement Suit

The Company has been sued by the holder of a patent that is alleged to cover certain manufacturing processes used in the Company's smaller boats.  Preliminary investigation into the claim has begun.  It is too early to assess the potential validity of the claim.

10. Financial Instruments

The Company operates domestically and internationally, with manufacturing and sales facilities in various locations around the world and due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes its normal operating and financing activities, and derivative financial instruments to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of a forecasted transaction (cash flow hedge) or a hedge of a recognized asset or liability (fair value hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific assets, liabilities or forecasted transactions. The Company also assesses both at the inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the fair value or cash flows of the hedged item. Any ineffective portion of a derivative instrument’s change in fair value is recorded directly in Other income in the period of change. Thee were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2004, 2003 and 2002. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Other income. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations.

Fair Value Hedges. During 2004 and 2003, the Company entered into foreign currency derivative contracts, which qualify as fair value hedges under the requirements of SFAS Nos. 133/138. The Company enters into foreign currency forward contracts to hedge the changes in the fair value of receivables or payables caused by changes in the exchange rates of foreign currencies. A fair value hedge requires that the change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the receivable or payable of the Company be recorded through earnings, with any difference reflecting the ineffectiveness of the hedge.

Cash Flow Hedges. Certain derivative instruments qualify as cash flow hedges under the requirements of SFAS Nos. 133/138. The Company executes forward contracts and options, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of certain raw materials, and natural gas forwards, based on projected consumption in the manufacturing process, to manage exposure related to risk from price changes.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive income (loss), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive income (loss) as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2004		2003
	Pre-tax	After-tax	Pre-tax	After-tax
(In millions)
Beginning balance	$(3.6)	$(2.4)	$(3.2)	$(2.1)
Net change associated with current period hedging activity	(19.2)	(13.2)	(6.4)	(4.3)
Net amount recognized into earnings	5.3	3.6	6.0	4.0
Ending balance	$(17.5)	$(12.0)	$(3.6)	$(2.4)

The Company estimates that $2.3 million of after-tax net realized losses from derivatives that have been settled and deferred in Accumulated other comprehensive income (loss) at December 31, 2004, will be realized in earnings over the next 12 months. At December 31, 2004, the term of derivative instruments hedging forecasted transactions ranges from one to fifteen months.

Foreign Currency Hedging. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 2004 and 2003, had notional contract values of $254.9 million and $86.3 million, respectively. The approximate fair value of forward exchange contracts was a $10.6 million and $3.0 million net liability at December 31, 2004 and 2003, respectively. Option contracts outstanding at December 31, 2004 and 2003, had notional contract values of $149.3 million and $102.4 million, respectively. The approximate fair value of options contracts outstanding was a $6.0 million and $1.4 million net liability at December 31, 2004 and 2003, respectively. The forward and options contracts outstanding at December 31, 2004, mature during 2005 and 2006 and primarily relate to the Euro, Canadian dollar, British pound, Australian dollar, Japanese yen, and New Zealand dollar.

Interest Rate Hedging. The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on the Company’s borrowings. The Company entered into fixed-to-floating interest rate swap agreements with total notional amounts of $275.0 million with $25.0 million and $250.0 million executed in 2004 and 2003, respectively. The estimated aggregate market value of these eight agreements was a liability of $2.5 million and an asset of $0.9 million at December 31, 2004 and 2003, respectively. In 2001, the Company entered into four fixed-to-floating interest rate swaps with a notional amount of $150.0 million, which were terminated during 2002 in advance of their scheduled termination date in 2006. The Company recognized a deferred gain of $12.2 million, which is included in long-term debt, and will be amortized through 2006 based upon the underlying debt obligation. The amount of deferred gain at December 31, 2004 and 2003, was $5.7 million and $8.6 million, respectively.

Commodity Price Hedging. The Company uses commodity swap and futures contracts to hedge anticipated purchases of certain raw materials. Commodity swap contracts outstanding at December 31, 2004 and 2003, had notional values of $13.9 million and $21.3 million, respectively. At December 31, 2004 and 2003, the estimated fair value of these swap contracts was a net asset of $2.8 million and $2.4 million, respectively. The contracts outstanding at December 31, 2004, mature throughout 2005. The Company also uses futures contracts to manage its exposure to fluctuating natural gas prices, which had a notional contract value of $1.7 million and $1.3 million outstanding at December 31, 2004 and 2003, respectively. The estimated fair value of the futures contracts was a net liability of $0.4 million compared with a net asset of $0.1 million at December 31, 2004 and 2003, respectively.

Concentration of Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an on-going credit evaluation program and security is obtained if required. Concentrations of credit risk with respect to accounts receivable are not material to the Company’s financial position, due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas, with the exception of one boatbuilder customer.  This customer had trade accounts receivable and long-term notes receivable, in connection with a supply agreement, with net credit exposure of $48.6 million and $45.2 million at December 31, 2004 and 2003, respectively.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2004 and 2003, the fair value of the Company’s long-term debt was $801.0 million and $644.9 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt.

11. Accrued Expenses

Accrued Expenses at December 31 were as follows:

	2004	2003
(In millions)
Accrued compensation and benefit plans	$228.7	$176.7
Product warranties	149.1	143.4
Sales incentives and discounts	138.2	109.1
Accrued recourse/repurchase	60.1	41.8
Insurance reserves	57.6	65.5
Environmental reserves	54.1	58.7
Other	167.4	161.5
Total accrued expenses	$855.2	$756.7

12. Debt

Short-Term Debt at December 31 consisted of the following:

	2004	2003
(In millions)
Notes payable	$9.2	$18.0
Current maturities of long-term debt	1.5	5.8
Total short-term debt	$10.7	$23.8

Long-Term Debt at December 31 consisted of the following:

	2004	2003
(In millions)
Notes, 6.75% due 2006, net of discount of $0.4 and $0.6	$249.6	$249.4
Notes, 7.125% due 2027, net of discount of $1.1 and $1.1	198.9	198.9
Notes, 5.0% due 2011, net of discount of $0.7	149.3	-
Debentures, 7.375% due 2023, net of discount of $0.6 and $0.6	124.4	124.4
Notes, 3.00% to 3.39% payable through 2009	4.1	1.6
Guaranteed ESOP debt, 8.13% payable through 2004	-	5.4
Interest rate swaps and other	3.6	9.9
	729.9	589.6
Current maturities	(1.5)	(5.8)
Long-term debt	$728.4	$583.8
Scheduled maturities 2006	$253.2
2007	0.2
2008	-
2009	1.8
Thereafter	473.2
Total long-term debt	$728.4

In 2004, the Company issued senior unsubordinated notes in the aggregate principal amount of $150.0 million, receiving net proceeds of $149.1 million, net of discount and before $0.9 million of expenses. The notes mature on June 1, 2011, and interest on the notes is required to be paid semi-annually at an annual rate of 5.0 percent, beginning December 1, 2004. The Company has the option to redeem some or all of the notes prior to maturity. The net proceeds from the notes are expected to be used for general corporate purposes, including potential acquisitions and the possible retirement of outstanding debt.

In 2002, the Company deferred a realized gain of $12.2 million on the termination of interest rate swaps in advance of their scheduled termination date. This deferred gain was reported in long-term debt and is included in Interest rate swaps and other. The deferred gain will be amortized through 2006 based upon the underlying debt, reducing interest expense. The amount of deferred gain included in Interest rate swaps and other was $5.7 million and $8.6 million at December 31, 2004 and 2003, respectively. Also included in Interest rate swaps and other is the estimated aggregate market value related to the fixed-to-floating interest rate swaps discussed in Note 10, Financial Instruments.

The Company has a $350.0 million long-term revolving credit agreement with a group of banks, which terminates on November 15, 2005, that serves as support for commercial paper borrowings. Under the terms of the agreement, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by JPMorgan Chase bank or the Federal Funds effective rate plus 0.5 percent, or a rate tied to LIBOR. The Company pays a facility fee of 12.5 basis points per annum, which is subject to adjustment based on credit ratings. Under the terms of the agreement, the Company is subject to a leverage test, as well as restriction on secured debt. The Company was in compliance with these covenants at December 31, 2004. There were no borrowings under the revolving credit agreement during 2004 or 2003, and the agreement continues to serve as support for commercial paper borrowings when commercial paper is outstanding. The Company has the ability to issue up to $100.0 million in letters of credit under the revolving credit facility, with $58.3 million in outstanding letters of credit at December 31, 2004. The Company had borrowing capacity of $291.7 million under the terms of this agreement at December 31, 2004, net of outstanding letters of credit. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

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

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s postretirement benefit obligation and net periodic benefit cost do not reflect the effects of the Act, as the Company does not anticipate qualifying for the subsidy based on its current plan designs.

Costs. Pension and other postretirement benefit costs included the following components for 2004, 2003 and 2002:

				Other Postretirement
	Pension Benefits			Benefits
	2004	2003	2002	2004	2003	2002
(In millions)
Service cost	$17.3	$14.2	$15.7	$2.4	$1.4	$1.8
Interest cost	56.9	56.2	57.8	5.7	4.8	5.4
Expected return on plan assets	(66.0)	(53.7)	(62.1)	-	-	-
Amortization of prior service costs	6.0	5.6	5.7	(2.1)	(2.1)	(0.5)
Amortization of net actuarial (gain) loss	13.5	19.4	3.2	0.7	-	(0.1)
Settlement/curtailment (gain) loss	-	-	1.7	-	-	(1.5)
Net pension and other benefit costs	$27.7	$41.7	$22.0	$6.7	$4.1	$5.1

Benefit Obligations and Funded Status. A reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2004, and a statement of the funded status at December 31 for these years for the Company’s pension and other postretirement benefit plans follow:

			Other
			Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
(In millions)
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$925.5	$869.8	$80.2	$72.6
Service cost	17.3	14.2	2.4	1.4
Interest cost	56.9	56.2	5.7	4.8
Participant contributions	-	-	1.0	1.0
Plan amendments	15.2	5.2	-	-
Acquisition	0.3	1.8	-	0.3
Actuarial losses	49.2	23.8	17.2	5.1
Benefit payments	(47.6)	(45.5)	(5.9)	(5.0)
Benefit obligation at December 31	$1,016.8	$925.5	$100.6	$80.2
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$785.0	$638.9	-	$-
Actual return on plan assets	87.1	137.2	-	-
Employer contributions	42.6	54.4	4.9	4.0
Participant contributions	-	-	1.0	1.0
Asset transfer due to acquisition	0.8	-	-	-
Benefit payments	(47.6)	(45.5)	(5.9)	(5.0)
Fair value of plan assets at December 31	$867.9	$785.0	$-	$-
Funded status:
Funded status at December 31	$(148.9)	$(140.5)	$(100.6)	$(80.2)
Unrecognized prior service cost (credit)	47.2	37.9	(12.5)	(14.5)
Unrecognized actuarial losses	221.0	206.9	18.2	1.5
Prepaid (accrued) benefit cost	$119.3	$104.3	$(94.9)	$(93.2)

The amounts included in the Company’s balance sheets as of December 31 were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
(In millions)
Prepaid benefit cost	$38.3	$39.6	$-	$-
Accrued benefit liability	(117.9)	(113.7)	(94.9)	(93.2)
Intangible asset	39.8	29.9	-	-
Accumulated other comprehensive loss	159.1	148.5	-	-
Net amount recognized	$119.3	$104.3	$(94.9)	$(93.2)

Minimum pension liabilities of $97.2 million after-tax ($159.1 million pre-tax) and $90.7 million after-tax ($148.5 million pre-tax) are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets as of December 31, 2004 and 2003, respectively. The adjustment for the change in the additional minimum liability increased Accumulated other comprehensive income (loss) by $6.5 million after-tax ($10.6 million pre-tax) for the year ended December 31, 2004, whereas the same adjustment for 2003 increased Accumulated other comprehensive income (loss) by $45.8 million after-tax ($75.0 million pre-tax) for the year ended December 31, 2003.

The accumulated benefit obligation for the Company’s pension plans was $980.1 million and $892.7 million at December 31, 2004 and 2003, respectively.

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets at December 31 were as follows:

	2004	2003
(In millions)
Projected benefit obligation	$926.1	$841.5
Accumulated benefit obligation	889.3	808.7
Fair value of plan assets	771.4	695.0

Despite positive conditions in the equity markets and discretionary pension contributions of $42.6 million in 2004, the funded status as a percentage of the projected benefit obligation of the Company’s pension plans remained relatively flat at 83% in 2004 and 2003 due to a decrease in the discount rate and an increase in benefit obligations due to plan amendments negotiated in 2004.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market value of assets are amortized over the remaining service period of active plan participants.

Participants eligible for other postretirement benefits have flat dollar post-age 65 benefits. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits for December 31 was as follows:

	Pre-age 65 Benefits
	2004	2003
Health care cost trend rate for next year	10.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2006

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2004, would have the following effects:

	One Percent	One Percent
	Increase	Decrease
(In millions)
Effect on total of service and interest cost	$0.5	$(0.4)
Effect on accumulated postretirement benefit obligation	$5.1	$(4.5)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	2004	2003
Discount rate	5.9%	6.25%
Rate of compensation increase(A)	3.75%	4.5%

(A) Assumption used in determining pension benefit obligation only.

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Long-term rate of return on plan assets(A)	8.5%	8.5%	9.0%
Rate of compensation increase(A)	3.75%	4.5%	5.5%

(A) Assumption used in determining pension benefit obligation only.

The Company utilized a long-term corporate bond model that matches the cash flows of the bond with the anticipated cash flow benefit obligations of the Company as a basis for determining the discount rate in 2004. Based on our bond model, our discount rate is 16 basis points above the Moody’s Aa annualized long-term corporate bond yield. Moody’s Aa long-term corporate bond yield was used as a basis for determining the discount rate in 2003 with a yield adjustment made for the longer duration of the Company’s benefit obligations and a further adjustment to reflect annual yields. The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations of investment returns. The Company’s long-term rate of return on assets assumption of 8.5 percent in 2004 and 2003, reduced from 9.0 percent in 2002, reflects recent market trends, the potential for lower future returns due to generally lower interest rates and the historical weighted average total return actually achieved by the plans’ assets.

Assets of the Company’s Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. The Trust strategically diversifies its investments among various asset classes in order to reduce risks and enhance returns. Long-term strategic weightings for the total Trust of 67 percent equity securities, 23 percent and 10 percent for interest-sensitive investments (debt securities and other) and real estate, respectively, are within the Company’s target allocation ranges. The ranges are 55 percent to 75 percent, 12 percent to 35 percent, and 5 percent to 15 percent for equity securities, interest-sensitive investments and real estate, respectively. All investments are continually monitored and reviewed, with evaluation considerations focusing on strategic target allocations, investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Actual asset allocations within the Trust are described below.

Plan Assets. The Company’s asset allocation for its qualified pension plans at December 31 by asset category were as follows:

	Percentage of
	Plan Assets
	2004	2003
Asset Category Equity securities	68.0%	65.0%
Debt securities	15.0	17.0
Real estate	10.0	9.0
Other	7.0	9.0
Total	100.0%	100.0%

Equity securities do not include any shares of the Company’s common stock at December 31, 2004. Equity securities included 0.1 million shares of the Company’s common stock with a market value of $3.6 million or 0.5 percent of total plan assets at December 31, 2003. Dividends received on the Company’s common stock totaled $0.1 million in 2003.

The Company’s nonqualified pension plan and other postretirement benefit plans are not funded.

Expected Cash Flows. The expected cash flows for the Company’s pension plans follow:

	Pension Benefits	Other Post- retirement Benefits
(In millions)
Company contributions expected to be made in 2005	$27.2	$5.4
Expected benefit payments (which reflect future service):
2005	53.2	6.4
2006	55.8	6.6
2007	58.8	7.1
2008	61.9	7.6
2009	65.0	8.1
2010-2014	368.9	46.3

In 2005, the Company expects to contribute approximately $25.0 million in discretionary funding to the qualified pension plans and $2.2 million to cover benefit payments in the unfunded, nonqualified plan.

The Company’s contributions to its defined contribution plans are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. The expense related to these plans was $43.0 million, $37.4 million and $26.2 million in 2004, 2003 and 2002, respectively. Company contributions to multiemployer plans were $0.4 million, $0.7 million and $1.4 million in 2004, 2003 and 2002, respectively.

14. Stock Plans and Management Compensation

Under the 2003 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other types of awards to executives and other management employees. Issuances under the plans may be from either authorized but unissued shares or treasury shares. As of December 31, 2004, these plans allow for the issuance of a maximum of 4.1 million shares. Shares available for grant totaled 2.5 million at December 31, 2004.

Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resources and Compensation Committee of the Board of Directors.  Options vest over three, four or five years, or immediately in the event of a change in control, upon death or disability of the optionee, or if the optionee's age and years of service equal sixty-five or more on termination of employment. The option price per share cannot be less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of non-employee directors. Stock option activity for all plans for the three years ended December 31, was as follows:

	2004		2003		2002
(Options in thousands)	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding on January 1	7,615	$22.97	9,266	$22.51	10,481	$21.87
Granted	446	$38.77	454	$23.13	1,013	$25.10
Exercised	(4,294)	$23.19	(1,877)	$20.49	(2,045)	$20.06
Forfeited	(65)	$24.92	(228)	$24.64	(183)	$28.21
Outstanding on December 31	3,702	$24.59	7,615	$22.97	9,266	$22.51
Exercisable on December 31	1,980	$22.93	5,028	$23.58	5,793	$23.24

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)			(Options in thousands)
$16.97 to 18.88	307	5.0 years	$ 18.77	296	$ 18.79
$18.88 to 19.94	929	5.8 years	$ 19.88	483	$ 19.88
$19.94 to 24.98	1,547	6.4 years	$ 22.76	800	$ 22.30
$24.98 to 49.27	919	6.6 years	$ 34.39	401	$ 30.91

The weighted-average fair value of individual options granted during 2004, 2003 and 2002 was $12.51, $7.23 and $8.33, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2004, 2003 and 2002, respectively:

	2004	2003	2002
Risk-free interest rate	3.1%	2.7%	4.2%
Dividend yield	1.3%	2.2%	2.0%
Volatility factor	34.7%	37.9%	37.4%
Weighted-average expected life	5 years	5 years	5 years

Restricted stock awards (restricted stock shares were issued for grants prior to April 30, 2003 and subsequently restricted stock units were issued) are issued to directors and key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Restricted awards vest at the end of a three or five year period subject to continued employment, or immediately on a change in control of the Company, or upon death or disability of the optionee.  Restricted stock units are forfeited in the event employment terminates prior to vesting, except there is prorata vesting if age and years of service equals sixty-five or more on termination of employment. Although participants are entitled to restricted stock award dividends, restricted stock units are non-voting and all awards have restrictions on the sale or transfer of such awards during the restricted period.  Cost of restricted stock awards is recognized on a straight-line basis over the requisite service period.  During 2004, 2003 and 2002, $10.2 million, $4.2 million, and $3.0 million, respectively, was charged to compensation expense under these plans.

The weighted average price per restricted award at grant date was $38.64, $22.35 and $24.40 for the restricted awards granted in 2004, 2003 and 2002, respectively. Restricted stock awards activity for all plans for the December 31, was as follows:

	2004	2003	2002
(Restricted stock awards in thousands)
Outstanding on January 1	426	221	20
Granted	514	320	304
Dividends	10	7	5
Released	(113)	(110)	(107)
Forfeited	(13)	(12)	(1)
Outstanding on December 31	824	426	221

The Company maintained a leveraged employee stock ownership plan (ESOP) that covered all domestic employees of the Company who had been employed by the Company on or before the first day of the ESOP’s year and on December 1 of the ESOP’s year and have completed at least 1,000 hours of service during the year. In April 1989, the ESOP borrowed $100 million to purchase 5,095,542 shares of the Company’s common stock at $19.625 per share. The debt of the ESOP was guaranteed by the Company and was recorded in the Company’s financial statements. As a result of the retirement of this debt in 2004, all ESOP shares that were maintained in a suspense account at December 31, 2003 were released in 2004 and allocated to participants’ accounts at which time the ESOP was terminated.

Under the grandfathered provisions of Statement of Position (SOP) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans,” the expense recorded by the Company was based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividends received. Dividends were primarily used by the ESOP to pay down debt.

The Company’s contributions to the ESOP, along with related expense amounts, were as follows:

	2004	2003	2002
(In millions)
Compensation expense	$5.4	$8.9	$7.7
Interest expense	0.2	0.9	1.7
Dividends	-	1.4	1.8
Total debt service payments	$5.6	$11.2	$11.2

The ESOP agreement terminated in 2004.

The Company has a severance plan that becomes effective upon a change in control of the Company, which will result in compensation expense in the period in which a change in control occurs.

15. Treasury and Preferred Stock

Treasury stock activity for the past three years was as follows:

	2004	2003	2002
(Shares in thousands)
Balance at January 1	10,408	12,377	14,739
Compensation plans and other	(4,699)	(1,969)	(2,362)
Balance at December 31	5,709	10,408	12,377

At December 31, 2004, 2003 and 2002, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2004, 2003 and 2002).

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

No leases contain restrictions on the Company’s activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

	2004	2003	2002
(In millions)
Basic expense	$54.1	$48.0	$42.5
Contingent expense	2.1	1.7	1.9
Sublease income	(0.9)	(1.5)	(1.1)
Rent expense, net	$55.3	$48.2	$43.3

Future minimum rental payments at December 31, 2004, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(In millions)
2005	$38.5
2006	32.2
2007	24.6
2008	16.5
2009	12.2
Thereafter	39.8
Total (not reduced by minimum sublease rentals of $2.0)	$163.8

18.  Quarterly Data (unaudited)

	Quarter
	1st	2nd	3rd	4th	Year
(In millions, except per share data)
2004 Net sales	$1,199.6	$1,422.7	$1,273.2	$1,333.8	$5,229.3
Gross margin	$297.3	$367.8	$317.0	$332.1	$1,314.2
Net earnings	$48.0	$90.1	$72.9	$58.8	$269.8
Basic earnings per common share:
Net earnings	$0.51	$0.94	$0.76	$0.60	$2.82
Diluted earnings per common share:
Net earnings	$0.50	$0.93	$0.75	$0.59	$2.77
Dividends declared	$-	$-	$-	$0.60	$0.60
Common stock price (NYSE symbol: BC):
High	$41.85	$43.63	$46.20	$49.85	$49.85
Low	$31.25	$38.14	$34.51	$44.64	$31.25

2003 Net sales	$934.5	$1,071.0	$1,036.3	$1,086.9	$4,128.7
Gross margin	$208.8	$263.8	$255.1	$269.4	$997.1
Net earnings	$3.8	$53.6	$37.9	$39.9	$135.2
Basic earnings per common share:
Net earnings	$0.04	$0.59	$0.42	$0.43	$1.48
Diluted earnings per common share:
Net earnings	$0.04	$0.59	$0.41	$0.43	$1.47
Dividends declared	$-	$-	$-	$0.50	$0.50
Common stock price (NYSE symbol: BC):
High	$21.28	$26.53	$28.48	$32.08	$32.08
Low	$16.35	$18.51	$24.20	$25.19	$16.35

19. Subsequent Event

On February 23, 2005, the Company sold its investment in MarineMax, Inc. (1,861,200 shares), its largest boat dealer, for $57.6 million, net of $3.4 million of selling costs. This sale was made pursuant to a registered public offering by MarineMax.  As a result of this sale, the Company will record an after-tax gain of approximately $32 million ($39 million pre-tax) after utilizing previously unrecognized capital loss carryforwards.  The Company intends to use these proceeds for general corporate purposes, including possible acquisitions.

As of December 31, 2004 this investment was recorded in the Consolidated Balance Sheets in Other assets-Investments at its fair market value of $55.4 million with the unrealized after-tax gain of $22.8 million ($37.3 million pre-tax) included as a separate component of Shareholders’ equity in Accumulated other comprehensive income.

BRUNSWICK CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Allowances for losses on receivables	Balance at beginning of year	Charges to profit and loss	Write-offs	Recoveries	Other	Balance at end of year
2004	$31.3	$4.9	$(8.7)	$1.7	$(0.2)	$29.0
2003	$31.8	$5.5	$(6.7)	$0.8	$(0.1)	$31.3
2002	$26.1	$10.8	$(6.6)	$0.8	$0.7	$31.8

Deferred tax asset valuation allowance	Balance at beginning of year	Charges to profit and loss	Write-offs	Recoveries	Other	Balance at end of year
2004 (A)	$13.0	$-	$-	$-	$7.0	$20.0
2003	$13.6	$-	$-	$-	$(0.6)	$13.0
2002	$13.5	$-	$-	$-	$0.1	$13.6

(A) State and foreign NOL carryforwards and capital loss carryforwards that are not expected to be utilized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION

By: /s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

March 4, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Signature

/s/ GEORGE W. BUCKLEY	/s/ MICHAEL J. CALLAHAN*

George W. Buckley	Michael J. Callahan
Chairman and Chief Executive Officer	Director
(Principal Executive Officer) and Director

/s/ PETER G. LEEMPUTTE	/s/ MANUEL A. FERNANDEZ*

Peter G. Leemputte	Manuel A. Fernandez
Senior Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ ALAN L. LOWE	/s/ PETER B. HAMILTON*

Alan L. Lowe	Peter B. Hamilton
Vice President and Controller	Vice Chairman and President -
(Principal Accounting Officer)	Life Fitness Division and Director

/s/ NOLAN D. ARCHIBALD*	/s/ PETER HARF*

Nolan D. Archibald	Peter Harf
Director	Director

/s/ DORRIT J. BERN*	/s/ GRAHAM H. PHILLIPS*

Dorrit J. Bern	Graham H. Phillips
Director	Director

/s/ JEFFREY L. BLEUSTEIN*	/s/ ROGER W. SCHIPKE*

Jeffrey L. Bleustein	Roger W. Schipke
Director	Director

/s/ RALPH C. STAYER*

Ralph C. Stayer
Director

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

March 4, 2005

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

4.6	Form of the Company’s $150,000,000 principal amount of 5% Notes due 2011, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 26, 2004, and hereby incorporated by reference.
4.7
Rights Agreement dated as of February 5, 1996, between the Company and Harris Trust and  Savings Bank filed as Exhibit 1 to the Company’s Registration Statement for Preferred Share Purchase Rights on Form 8-A dated March 13, 1996, and hereby incorporated by reference.

4.8
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

10.2*
Form of Change of Control Agreement by and between the Company and G. W. Buckley filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.

10.3*
1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company’s definitive Proxy Statement dated March 25, 1994, for the Annual Meeting of Stockholders on April 27, 1994, and hereby incorporated by reference.

10.4*	Supplemental Pension Plan filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.5*
Form of Indemnification Agreement by and between the Company and each of N. D. Archibald, D. J. Bern,J. L. Bleustein, M. J. Callahan, M. A. Fernandez, P. Harf, G.H. Phillips, R.W. Schipke and R. C. Stayer, filed as Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

10.6*
Form of Indemnification Agreement by and between the Company and each of G. W. Buckley, K. J. Chieger, T.J. Chung, W. J. Gress, K. S. Grodzki, P. B. Hamilton, P. G. Leemputte, B. R. Lockridge, A. L. Lowe, P. C. Mackey, D. E. McCoy, W. L. Metzger, V. J. Reich, M. I. Smith, D.B. Tompkins, C. Trudell, S. M. Wolpert and J. P. Zelisko, filed as Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

10.7*	1991 Stock Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and hereby incorporated by reference.
10.8*	Change in Control Severance Plan filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.9*	Brunswick Performance Plan for 2004 filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for 2003, and hereby incorporated by reference.
10.10*	Brunswick Performance Plan for 2005 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2005, and hereby incorporated by reference.
10.11*	Brunswick Strategic Incentive Plan for 2003-2004 filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for 2003, and hereby incorporated by reference.
10.12*	Brunswick Strategic Incentive Plan for 2004-2005 filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for 2003, and hereby incorporated by reference.
10.13*	Brunswick Strategic Incentive Plan for 2005-2006 filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 3, 2005 and hereby incorporated by reference.
10.14*	1997 Stock Plan for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.15*	Elective Deferred Compensation Plan filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.16*	Automatic Deferred Compensation Plan filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for 2003 and hereby incorporated by reference.
10.17*	Promissory Note dated March 2, 2001, by and between George W. Buckley and the Company filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for 2000, and hereby incorporated by reference.
10.18*	Brunswick Restoration Plan filed as Exhibit 4.7 to the Company’s Registration Statement of Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.19*	Brunswick 2003 Stock Incentive Plan filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
12.1	Statement regarding computation of ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.