Form 10-Q
period 2005-03-31
BRUNSWICK CORP
filed 2005-05-06
CIK 14930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

() Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

 Yes X    No

At April 29, 2005, there were 97,056,116 shares of common stock ($0.75 par value) outstanding.

Part I. Financial Information

Item 1 - Financial Statements

Brunswick Corporation

Consolidated Statements of Income

for the three months ended March 31

(in millions, except per share data)

(unaudited)

	2005	2004

Net sales	$1,401.1	$1,199.6
Cost of sales	1,059.2	902.3
Selling, general and administrative expense	208.6	186.1
Research and development expense	34.2	32.7
Operating earnings	99.1	78.5
Interest expense	(13.0)	(10.1)
Investment sale gain	38.7	—
Other income	6.8	3.2
Earnings before income taxes	131.6	71.6
Income tax provision	37.0	23.6
Net earnings	$94.6	$48.0

Basic earnings per common share	$0.97	$0.51
Diluted earnings per common share	0.96	0.50

Average shares used for computation of:
Basic earnings per share	97.7	93.7
Diluted earnings per share	99.0	95.6

The notes are an integral part of these consolidated statements.

Brunswick Corporation

Consolidated Balance Sheets

as of March 31, 2005, December 31, 2004, and March 31, 2004

(in millions)

	March 31,	December 31,	March 31,
	2005	2004	2004
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost,
which approximates market	$439.7	$499.8	$173.8
Accounts and notes receivable,
less allowances of $29.6, $29.0 and $32.3	505.1	463.2	455.3
Inventories
Finished goods	436.6	389.9	394.7
Work-in-process	283.6	260.5	222.6
Raw materials	146.8	136.4	105.5
Net inventories	867.0	786.8	722.8
Deferred income taxes	292.0	292.7	297.5
Prepaid expenses and other	43.7	56.2	51.4
Current assets	2,147.5	2,098.7	1,700.8

Property
Land	68.7	68.8	70.9
Buildings and improvements	550.5	548.5	527.4
Equipment	1,075.2	1,071.8	1,057.0
Total land, buildings and improvements and equipment	1,694.4	1,689.1	1,655.3
Accumulated depreciation	(954.5)	(942.8)	(933.1)
Net land, buildings and improvements and equipment	739.9	746.3	722.2
Unamortized product tooling costs	131.5	130.1	125.6
Net property	871.4	876.4	847.8

Other assets
Goodwill	623.8	624.8	573.8
Other intangibles	328.6	328.0	283.5
Investments	139.0	182.9	164.5
Other long-term assets	232.1	235.6	219.8
Other assets	1,323.5	1,371.3	1,241.6

Total assets	$4,342.4	$4,346.4	$3,790.2

The notes are an integral part of these consolidated statements.

Brunswick Corporation

Consolidated Balance Sheets

as of March 31, 2005, December 31, 2004, and March 31, 2004

(in millions, except share data)

	March 31,	December 31,	March 31,
	2005	2004	2004
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including
current maturities of long-term debt	$6.1	$10.7	$48.8
Accounts payable	389.9	387.9	334.1
Accrued expenses	776.2	855.2	758.4
Current liabilities	1,172.2	1,253.8	1,141.3

Long-term liabilities
Debt	723.2	728.4	585.8
Deferred income taxes	159.8	180.3	169.1
Postretirement and postemployment benefits	241.5	236.3	234.1
Other	252.7	235.3	206.6
Long-term liabilities	1,377.2	1,380.3	1,195.6

Shareholders’ equity
Common stock; authorized: 200,000,000 shares,
$0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	363.0	358.8	322.4
Retained earnings	1,508.3	1,413.7	1,250.0
Treasury stock, at cost:
5,563,000, 5,709,000 and 8,133,000 shares	(74.0)	(76.5)	(131.7)
Unamortized compensation and other	(6.4)	(6.3)	(5.3)
Accumulated other comprehensive income (loss)	(74.8)	(54.3)	(59.0)
Shareholders’ equity	1,793.0	1,712.3	1,453.3

Total liabilities and shareholders’ equity	$4,342.4	$4,346.4	$3,790.2

The notes are an integral part of these consolidated statements.

Brunswick Corporation

Consolidated Statement of Cash Flows

For the three months ended March 31,

(in millions)

(unaudited)

	2005	2004

Cash flows from operating activities
Net earnings	$94.6	$48.0
Depreciation and amortization	38.4	38.3
Changes in noncash current assets and current liabilities	(213.1)	(155.6)
Income taxes	31.3	37.9
Other, net	(20.5)	16.2
Net cash used for operating activities	(69.3)	(15.2)

Cash flows from investing activities
Capital expenditures	(32.5)	(32.5)
Acquisitions of businesses, net of cash acquired	(13.7)	(196.2)
Investments	(8.1)	(4.9)
Proceeds from investment sale	57.9	—
Other, net	6.0	(0.9)
Net cash provided by (used for) investing activities	9.6	(234.5)

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other
short-term debt	(4.0)	24.2
Payments of long-term debt including current maturities	(1.3)	—
Stock options exercised	4.9	53.4
Net cash provided by (used for) financing activities	(0.4)	77.6

Net decrease in cash and cash equivalents	(60.1)	(172.1)
Cash and cash equivalents at January 1	499.8	345.9

Cash and cash equivalents at March 31	$439.7	$173.8

The notes are an integral part of these consolidated statements.

Brunswick Corporation

Notes to Consolidated Financial Statements

March 31, 2005, December 31, 2004, and March 31, 2004

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K (the 2004 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the results of operations for the periods ended March 31, 2005 and 2004. Due to the seasonality of the Company’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first quarters of fiscal year 2005 and 2004 ended on April 2, 2005 and April 3, 2004, respectively.

Stock-based Compensation. The Company complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company recognizes no compensation cost related to stock options granted in its Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The cost of restricted stock awards is recognized on a straight-line basis over the requisite service period. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes. Refer to Notes 1 and 14 to the consolidated financial statements in the 2004 Form 10-K for further detail relating to the Company’s stock-based compensation.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its outstanding stock plans as of March 31:

(in millions, except per share data)	2005	2004
Net Earnings:
As reported	$94.6	$48.0
Add: Stock-based employee compensation included in reported earnings before cumulative effect of change in accounting principle, net of tax	1.0	1.3
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	1.9	2.8
Pro forma	$93.7	$46.5
Basic earnings per common share:
As reported	$0.97	$0.51
Pro forma	0.96	0.50
Diluted earnings per common share:
As reported	$0.96	$0.50
Pro forma	0.95	0.49

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant date fair value of that award. That cost recognized at the grant date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). SFAS No. 123R is effective as of the beginning of fiscal year 2006 and the Company is still evaluating early adoption. The Company has the choice to use the modified prospective or modified retrospective methods upon adoption of SFAS No. 123R and is still evaluating these alternatives.

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

Basic and diluted earnings per share for the three months ended March 31, are calculated as follows:

(in millions, except per share data)	2005	2004

Net earnings	$94.6	$48.0

Average outstanding shares - basic	97.7	93.7
Common stock equivalents	1.3	1.9
Average outstanding shares - diluted	99.0	95.6

Basic earnings per share	$0.97	$0.51

Diluted earnings per share	$0.96	$0.50

Basic shares increased by 4.0 million in the first quarter of 2005 versus the first quarter of 2004, primarily due to shares issued upon the exercise of employee stock options during the first quarter of 2004. The decrease in common stock equivalents for the first quarter of 2005 compared with the first quarter of 2004 is primarily due to reduction in outstanding dilutive options.

As of March 31, 2005, there were 4.4 million options outstanding, of which 2.5 million are exercisable. There were 0.6 million and 0.4 million of options outstanding as of March 31, 2005 and 2004, respectively, where the exercise price was greater than the average market price of the Company’s shares for the quarterly period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 3 — Commitments and Contingencies

Financial Commitments. The Company has entered into arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than the total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from the Company, and, in certain instances, has guaranteed secured term financing of its customers. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $102 million as of March 31, 2005.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase as of March 31, 2005, totaled approximately $208 million.

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

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling approximately $81 million as of March 31, 2005. This amount is primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs as appropriate. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, which totaled $16.5 million at March 31, 2005, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

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

The Company recorded the following activity related to product warranty liabilities in Accrued expenses and Long-term liabilities-Other at March 31:

(in millions)	2005	2004

Balance at January 1	$190.5	$177.9
Provisions for contracts issued	28.0	32.0
Payments made	(23.8)	(23.0)
Aggregate changes for pre-existing warranties	0.1	0.4
Balance at March 31	$194.8	$187.3

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

Tax Case

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. In April 2003, the Company elected to pay the IRS $62 million (approximately $50 million after-tax), and in April 2004, the Company elected to pay the IRS an additional $10 million (approximately $8 million after-tax), in connection with this matter pending settlement negotiations. The payments were comprised of $33 million in taxes due and $39 million of pre-tax interest (approximately $25 million after-tax). The Company elected to make these payments to avoid future interest costs.

On March 9, 2005 the Company and the IRS reached a settlement of the issues involved in, and related to, this tax court case. The Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement are covered by the payments previously made to the IRS and the Company believes that no additional amounts related to this tax case will be due.

Chinese Supplier Dispute

The Company’s Bowling & Billiards segment is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former supplier, Shanghai Zhonglu Industrial Company Limited (Zhonglu), a Chinese contract manufacturer. The Company filed the arbitration seeking damages based on Zhonglu’s breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and other claims. The final hearing in the matter commenced in March 2005, and is scheduled to conclude in June 2005. The Company does not believe that this dispute will have a material adverse effect on the Company’s financial condition or results of operations.

Refer to Note 9 to the consolidated financial statements of the 2004 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2004.

Note 4 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the quarters ended March 31:

	Quarter ended March 31
	Net Sales		Operating Earnings

(in millions)	2005	2004	2005	2004

Marine Engine	$605.6	$527.9	$52.0	$42.6
Boat	677.5	512.0	49.5	32.0
Marine eliminations	(119.5)	(80.2)	—	—
Total Marine	1,163.6	959.7	101.5	74.6

Fitness	127.5	130.6	6.4	9.2
Bowling & Billiards	111.5	110.2	11.1	13.5
Eliminations	(1.5)	(0.9)	—	—
Corporate/Other	—	—	(19.9)	(18.8)
Total	$1,401.1	$1,199.6	$99.1	$78.5

Note 5 — Acquisitions

In the first three months of 2005, cash paid for acquisitions was as follows:

(in millions)
Date	Description	Cash Consideration

2/7/05	Benrock, Inc.	$4.2
2/28/05	Albemarle Boats	9.2
	Other	0.3
		$13.7

The Company acquired receivables, inventory, property and equipment of Benrock, Inc. (Benrock) for $4.2 million. Benrock is a distributor of marine parts and provides the Company with an array of distribution channels for its parts and accessories businesses. The post-acquisition results of Benrock are included in the Boat segment.

The Company acquired the outstanding stock of Albemarle Boats (Albemarle) for $9.2 million. Albemarle produces offshore sportfishing boats ranging from 24 to 41 feet. The acquisition of Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats. The post-acquisition results of Albemarle are included in the Boat segment.

These acquisitions were not material to the Company’s results of operations or total assets in the quarterly periods. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance; however, they did contribute to an increase in sales in the 2005 quarterly period compared with the 2004 quarterly period.

In the first three months of 2004, cash paid for acquisitions, net of cash acquired, was as follows:

(in millions)
Date	Description	Net Cash Consideration

3/19/04	Vulcan-Bowling Pin Company and Vulcan-Brunswick Bowling Pin Company	$1.1
4/01/04	Lowe, Lund, Crestliner	189.7
4/01/04	Marine Innovations Warranty Corporation	5.4
		$196.2

The Company acquired its joint venture partner’s share of a bowling pin operation for $1.1 million allowing the Company to increase its ability to manufacture, distribute, and market its own bowling pins. The post-acquisition results of these businesses are included in the Bowling & Billiards segment.

The Company acquired the outstanding stock of four aluminum boat companies for $189.7 million. These companies include: Minnesota-based Crestliner, Inc. and Lund Boat Company; Lowe Boats, Inc., based in Missouri; and Lund Boats Canada, Inc., which manufactures and sells the Lund brand in Canada. They produce numerous models of aluminum fishing, pontoon, deck and utility boats ranging from 10 to 25 feet. These boat companies provide the Company with the opportunity to offer products in all major aluminum boat segments. The purchase agreement provides for additional consideration of up to $30 million to be paid in 2007 based on the achievement of a minimum 10 percent after-tax cash flow return on total investment over that time period. The post-acquisition results of the aluminum boat companies are included in the Boat segment.

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

These acquisitions were not material to the Company’s results of operations or total assets in the quarterly periods. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance; however, they did contribute to an increase in sales in the 2005 quarterly period compared to the 2004 quarterly period.

Refer to Note 5 to the consolidated financial statements in the 2004 Form 10-K for further detail relating to the Company’s acquisitions.

Note 6 - Investments

As of March 31, 2005 and 2004, the Company’s investment in Brunswick Acceptance Company, LLC (BAC), totaled $44.9 million and $28.0 million, respectively. For the first quarter of 2005 and 2004, the Company’s net investment increased by $9.0 million and $6.0 million, respectively. The increase in the net investment in both periods reflects earnings and $7.9 million and $4.9 million, respectively, of cash invested to maintain the Company’s required 49 percent equity investment. See Note 8, Financial Services, for more details on this joint venture.

The above investment is unconsolidated and accounted for under the equity method. Refer to Note 6 to the consolidated financial statements in the 2004 Form 10-K for further detail relating to the Company’s investments.

On February 23, 2005, the Company sold its investment in MarineMax, Inc. (1,861,200 shares), its largest boat dealer, for $56.8 million, net of $4.1 million of selling costs. The sale was made pursuant to a registered public offering by MarineMax. As a result of this sale, the Company recorded an after-tax gain of $31.5 million after utilizing previously unrecognized capital loss carryforwards. The Company intends to use these proceeds for general corporate purposes, including possible acquisitions.

As of December 31, 2004 this investment was recorded in the Consolidated Balance Sheets in Other assets-Investments at its fair market value of $55.4 million with the unrealized after-tax gain of $22.8 million ($37.3 million pre-tax) included as a part of Shareholders’ equity in Accumulated other comprehensive income (loss).

Note 7 - Comprehensive Income

Accumulated other comprehensive income (loss) includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized gains and losses on derivatives and investments, all net of tax. Comprehensive income for the three months ended March 31, was as follows:

(in millions)	2005	2004

Net earnings	$94.6	$48.0
Other comprehensive income:
Foreign currency cumulative translation adjustment	(4.2)	0.3
Net change in unrealized gains (losses) on investments	(22.9)	9.2
Net change in accumulated unrealized derivative gains (losses)	6.6	3.7
Total other comprehensive income (loss)	(20.5)	13.2
Comprehensive income	$74.1	$61.2

The net change in unrealized gains (losses) on investments in the first quarter of 2005 was primarily due to sale of the Company’s investment in MarineMax, Inc. Refer to Note 6, Investments, for details on the sale. There was no impact due to the minimum pension liability adjustment in either period as it is adjusted annually in the fourth quarter.

Note 8 — Financial Services

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

Brunswick Financial Services Corporation (BFS), a subsidiary of the Company, contributed equity is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement. BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Other income in its Consolidated Statements of Income.

The Company’s sales of receivables to BAC for the quarterly periods ended March 31, were as follows:

(in millions)	2005	2004

Receivables sold	$202.2	$210.7
Discounts	1.6	1.4
Cash received	$200.6	$209.3

Discounts were recorded as an expense in Other income in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $97.5 million as of March 31, 2005, down from $103.7 million at December 31, 2004. BAC will continue to purchase and service a significant portion of Mercury Marine’s domestic accounts receivable on an ongoing basis. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.5 million and $0.6 million in first quarter of 2005 and 2004, respectively, for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

The Company has a retained interest in certain receivables sold to BAC. This retained interest results from recourse provided to BAC in the event of customer non-payment. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of these receivables as a secured obligation. As of March 31, 2005, there were $33.1 million of such receivables which had been retained on the company’s books in Accounts and notes receivable, with a corresponding liability included in Accrued expenses. The Company’s maximum exposure to these receivables is $17.7 million, which is included in the amounts in Note 3, Commitments and Contingencies.

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC at March 31, 2005 was $44.9 million. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $2.5 million and $1.1 million for the quarters ended March 31, 2005 and 2004, respectively.

Note 9 — Income Taxes

The Company’s effective tax rate for the first quarter of 2005 was 28.1 percent, compared with 33.0 percent for the first quarter of 2004. The lower effective tax rate was primarily due to the utilization of previously unrecognized capital loss carryforwards incurred in connection with the gain on sale of the MarineMax stock as discussed in Note 6, Investments.

Note 10 — Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. See Note 13 to the consolidated financial statements in the 2004 Form 10-K for details on these plans.

Pension and other postretirement benefit (income) costs included the following components for the three months ended March 31:

			Other
	Pension Benefits		Postretirement Benefits
(in millions)	2005	2004	2005	2004

Service cost	$4.7	$4.0	$0.7	$0.4
Interest cost	14.6	14.4	1.4	1.3
Expected return on plan assets	(18.2)	(16.6)	—	—
Amortization of prior service costs	1.9	1.5	(0.5)	(0.6)
Amortization of net actuarial loss	3.3	3.2	0.2	—
Net pension and other benefit cost	$6.3	$6.5	$1.8	$1.1

Employer Contributions. The Company previously disclosed in the 2004 Form 10-K that it expected to contribute $27.2 million to the Company’s pension plans in 2005. As of March 31, 2005, the Company has contributed $0.6 million and expects to contribute an additional $26.6 million during the remainder of the year. The Company’s contributions are subject to equity market returns and discount rate movements.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview and Outlook

Sales increased 16.8 percent in the first quarter of 2005 to $1.4 billion, with gains reported primarily by the Marine Engine and Boat segments. Acquisitions also played a role, accounting for approximately 40 percent of the sales gain. Higher sales volumes, product prices and cost reduction initiatives contributed to an increase in operating earnings of $99.1 million and operating margins of 7.1 percent in the quarter. In the first quarter of 2004, the Company reported operating earnings of $78.5 million and operating margins of 6.5 percent.

Looking ahead to the rest of 2005, the Company expects domestic retail demand for marine products to increase approximately 5 percent. The Company estimates that industry growth, coupled with market share gains, success of new products, improved pricing and the full-year impact of acquisitions completed in 2005 and 2004, will result in an approximately 14 to 15 percent increase in the Company’s marine sales in 2005. Fitness and Bowling & Billiards segment sales are expected to increase in the mid-single digits, due primarily to new product introductions. Overall, sales are expected to increase approximately 12 to 13 percent. Operating earnings are expected to improve in 2005, benefiting from higher volumes, improved pricing, market success of new product introductions as well as the Company’s ongoing focus on effective cost management. These gains will be partially offset by costs associated with new product introduction expenses related to the opening of the Company’s new manufacturing engine facility in China, the margin impact of the industries’ transition to low-emission outboard engines, expenses to enhance infrastructure in the European and Asia-Pacific region, and costs to transform information technology systems.

Matters Affecting Comparability

Acquisitions. The Company’s operating results for 2005 include the operating results for acquisitions completed in 2005 and 2004. Approximately 40 percent of the increase in first quarter 2005 sales, when compared with the first quarter of 2004, can be attributed to the following acquisitions:

Date	Description	Segment

4/01/04	Lowe, Lund, Crestliner	Boat
12/31/04	Sea Pro, Sea Boss and Palmetto	Boat
2/28/05	Albemarle	Boat

Lowe, Lund, and Crestliner boat brands provide the Company with the opportunity to offer products in all major aluminum boat segments and to leverage engine synergies with the Company’s Mercury division. The Sea Pro, Sea Boss and Palmetto boat brands provide the Company with the opportunity to offer a distinctive array of offshore saltwater fishing boats. Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats.

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended March 31:

			Increase/(Decrease)
			vs. 2004
(in millions)	2005	2004	$	%

Net sales	$1,401.1	$1,199.6	$201.5	16.8%
Gross margin (A)	$341.9	$297.3	$44.6	15.0%
Operating earnings	$99.1	$78.5	$20.6	26.2%
Net earnings	$94.6	$48.0	$46.6	97.1%

Diluted earnings per share	$0.96	$0.50	$0.46	92.0%

Expressed as a percentage of net sales (B):
Gross margin	24.4%	24.8%		(40 bpts	)
Selling, general and administrative expense	14.9%	15.5%		(60 bpts	)
Operating margin	7.1%	6.5%		60 bpts

bpts=basis points

(A)   Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

(B)   Percentages are determined by using the following numerators expressed as a percentage of net sales: Gross margin as defined in (A), Selling, general and administrative expense and Operating earnings as presented in the Consolidated Statements of Income.

The increase in sales was primarily due to the Marine Engine and Boat segments. Approximately 60 percent of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have operating results in comparable periods presented. Sales from businesses acquired in 2004 and 2005 accounted for the remaining 40 percent of the increase in sales in the first quarter of 2005. Marine Engine segment sales increased due to higher revenues from outboard engines and sterndrive engines partially as a result of growth in international and domestic markets, higher sales of navigation products, and favorable pricing. Organic Boat segment sales increased due to higher wholesale shipments of boats and favorable pricing. Fitness segment sales decreased as a result of the divestiture of the Omni Fitness retail stores in 2004 which was partially offset by higher international sales to commercial customers. Bowling & Billiards segment sales improved slightly relative to the same period last year as increased sales of consumer products and increased bowling center revenues, primarily from two new bowling centers built in 2004, were substantively offset by a decrease in sales of billiards products, lower sales volume of bowling capital equipment in the domestic market and the divestiture of four bowling centers.

The decrease in gross margin percentage in the first quarter of 2005 compared with the same period last year was primarily due to reduced margins in the Fitness and Bowling & Billiards segments. Gross margin percentage in the Fitness segment decreased due to competitive pricing pressures internationally, increased freight and installation costs, higher sales of lower-margin strength equipment in the international and domestic market and higher steel costs. Bowling & Billiards segment’s gross margin percentage declined due to unfavorable mix of lower margin billiard products partially offset by sales of higher margin consumer products. Marine Engine and Boat segment gross margin percentage increased 40 basis points primarily due to favorable pricing, higher wholesale shipments of higher margin, larger boats, and reduced warranty costs in the Marine Engine segment. These benefits were partially offset by higher wholesale shipments of lower margin low-emission outboard engines, sales of lower margin aluminum boats and start-up production expenses associated with a new outboard engine manufacturing facility in China.

The increase in operating earnings was primarily due to the increase in sales volumes discussed above. These increases were partially offset by the unfavorable factors affecting gross margin percentage, higher marketing and promotional activities for new products in the Marine Engine segment, and expenses to enhance business infrastructure in Europe and Asia.

Interest expense increased $2.9 million in the first quarter of 2005 compared with the same period in 2004, primarily due to the issuance of new debt in 2004 and the unfavorable effects of increasing interest rates on fixed-to-floating interest rate swaps. See Note 12 in the 2004 Form 10-K for details on the issuance of the debt.

Other income increased to $6.8 million in the first quarter of 2005 compared with $3.2 million in the same period last year, primarily due to improved results from joint venture investments, most notably the Cummins Mercruiser Diesel Marine LLC and Brunswick Acceptance Company, LLC.

The Company’s effective tax rate in the first quarter of 2005 was 28.1 percent compared with 33.0 percent in the same period last year. The lower effective tax rate was primarily due to the utilization of previously unrecognized capital loss carryforwards on the gain on sale of the MarineMax, Inc., (MarineMax) stock as discussed in Note 6, Investments, to the Consolidated Financial Statements. Excluding the tax effect on this gain, the Company’s effective tax rate for the first quarter of 2005 was 32.0 percent. Management believes that presentation of the effective tax rate excluding this transaction provides a more meaningful comparison to the prior-period because there was no comparable transaction in the first quarter of 2004.

Net earnings and diluted earnings per share increased primarily due to the same factors discussed above in operating earnings and as a result of the gain on sale of the Company’s investment in MarineMax. See Note 6, Investments, to the Consolidated Financial Statements for details on this gain. Excluding this gain, net earnings and diluted earnings per share would have been $63.1 million and 64 cents per diluted share. Management believes that presentation of net earnings and diluted earnings per share excluding this gain provides a more meaningful comparison to the prior-period because there was no comparable investment sale gain in the first quarter of 2004.

Average common shares outstanding used to calculate diluted earnings per share increased to 99.0 million in the first quarter of 2005 from 95.6 million in the first quarter of 2004. The increase in average shares outstanding was due to the exercise of stock options during the year 2004.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended March 31:

			Increase vs. 2004
(in millions)	2005	2004	$	%

Net sales	$605.6	$527.9	$77.7	14.7%
Operating earnings	$52.0	$42.6	$9.4	22.1%
Operating margin	8.6%	8.1%		50 bpts
Capital expenditures	$14.2	$13.0	$1.2	9.2%

bpts=basis points

Marine Engine segment sales, which include the Company’s Mercury Marine and Brunswick New Technologies (BNT) operations, increased primarily due to higher revenues from outboard engines and sterndrive engines as a result of growth in international and domestic markets, higher sales of navigation products, favorable pricing, and an increase in marine parts and services businesses.

Operating earnings benefited from the increase in sales volume, favorable pricing, and reduced warranty costs as a result of quality improvements. These factors were partially offset by higher marketing and promotional activities for the new 135, 150 and 175 horsepower Verado engines and new products at BNT, higher wholesale shipments of lower margin low-emission outboard engines, and start-up production expenses associated with a new outboard engine manufacturing facility in China.

The increase in capital expenditures was primarily due to investments for the 135, 150 and 175 horsepower Verado engines, a new China manufacturing facility for the production of four-stroke outboard engines in the 40- to 60-horsepower range, and an expansion of a BNT manufacturing facility in New Zealand.

Boat Segment

The following table sets forth Boat segment results for the three months ended March 31:

			Increase vs. 2004
(in millions)	2005	2004	$	%

Net sales	$677.5	$512.0	$165.5	32.3%
Operating earnings	$49.5	$32.0	$17.5	54.7%
Operating margin	7.3%	6.3%		100 bpts
Capital expenditures	$12.4	$10.5	$1.9	18.1%

bpts=basis points

Approximately 50 percent of the increase in Boat segment sales was due to organic growth. This increase was a result of higher wholesale shipments to boat dealers domestically and internationally across most boat brands, driven by the success of new models and favorable pricing. Increases were seen for Sea Ray cruisers and yachts, Meridian yachts, Bayliner runabouts, Boston Whaler boats, and Sealine cruisers. Acquisitions completed in 2005 and 2004 accounted for the remainder of the increase in segment sales.

The increase in operating earnings was due to the higher sales volumes, improved pricing and a favorable mix of higher margin, larger boats partially offset by sales of lower margin aluminum boats and higher research and development expenses for new models.

The increase in capital expenditures was primarily for tooling required for the production of new models.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended March 31:

			Increase/(Decrease)
			vs. 2004
(in millions)	2005	2004	$	%

Net sales	$127.5	$130.6	$(3.1)	(2.4)%
Operating earnings	$6.4	$9.2	$(2.8)	(30.4)%
Operating margin	5.0%	7.0%		(200) bpts
Capital expenditures	$3.6	$2.6	$1.0	38.5%

bpts=basis points

The decrease in sales was primarily attributable to the divestiture of the Omni Fitness (Omni) retail stores in 2004. Excluding the sales associated with the divestiture of Omni from the first quarter of 2004, net sales in the first quarter of 2005 increased by $6.1 million to $127.5 million from $121.4 million in the first quarter of 2004.  Management believes that presentation of net sales excluding the net sales from Omni provides a more meaningful comparison to the prior-period because there were no comparable net sales from Omni in the first quarter of 2005. This increase in sales was primarily due to increased sales of strength and cardiovascular equipment in international markets, partially offset by a decrease in domestic sales primarily due to the bankruptcy filing of one customer.

Operating earnings decreased as a result of competitive pricing pressures internationally, higher freight and installation costs, higher sales of lower-margin strength equipment in the international and domestic market, and higher steel costs. These factors were partially offset by the increase in sales volume, and lower manufacturing costs.

Capital expenditures in the first quarter of 2005 and 2004 were primarily related to product improvements.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended March 31:

			Increase/(Decrease)
			vs. 2004
(in millions)	2005	2004	$	%

Net sales	$111.5	$110.2	$1.3	1.2%
Operating earnings	$11.1	$13.5	$(2.4)	(17.8)%
Operating margin	10.0%	12.3%		(230) bpts
Capital expenditures	$1.6	$6.1	$(4.5)	(73.8)%

bpts=basis points

Bowling & Billiards segment sales were up 1.2 percent compared with the same period last year as increased sales volume of consumer products, most notably the Inferno bowling ball product line, and increased bowling center revenues, primarily from two new bowling centers built in 2004, were substantively offset by a decrease in sales of billiards products, lower sales volume of bowling capital equipment in the domestic market and the divestiture of four bowling centers.

The decrease in operating earnings was primarily due to expenses related to the dispute with a Chinese supplier as discussed in Note 3, Commitments and Contingencies, to the Consolidated Financial Statements, and an unfavorable mix of lower margin billiard products partially offset by increased sales volume of consumer products and reduced expenses related to other legal cases.

Capital expenditures in the first quarter of 2005 were for normal ongoing replacement items. In the first quarter of 2004 capital expenditures were primarily for the construction of two new bowling centers.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of cash flow for the three-months ended March 31:

(in millions)	2005	2004

Net cash used for operating activities	$(69.3)	$(15.2)
Net cash provided by (used for):
Capital expenditures	(32.5)	(32.5)
Proceeds from investment sale	57.9	—
Other, net	6.0	(0.9)
Free cash flow *	$(37.9)	$(48.6)

*    The Company defines Free cash flow as cash flow from operating and investing activities (excluding cash used for acquisitions and investments), and excluding financing activities. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that this financial measure, and the information it provides, is useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

The Company’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first quarter of 2005, net cash used for operating activities totaled $69.3 million compared with $15.2 million in the first quarter of 2004.

The increase in net cash used for operating activities in the first quarter of 2005 was primarily due to a $57.5 million increase in working capital (defined as non-cash current assets less current liabilities) when compared to the first quarter of 2004, partially offset by an increase in net earnings. The greater use of funds in the first quarter of 2005 was primarily attributable to higher variable compensation payments, an increase in accounts receivable and increased inventory balances as a result of increased sales volume for engines and boats.

Cash flows from investing activities included capital expenditures of $32.5 million in both the first three months of 2005 and 2004, respectively. Capital expenditures in the first three months of 2005 were attributable to investments in: the 135, 150 and 175 horsepower Verado engines; a new manufacturing facility in China for the production of mid-range four stroke outboard engines; expansion of a manufacturing facility in New Zealand; and tooling expenditures for new models and product innovations in the Boat segment. Cash paid for acquisitions, net of cash acquired, totaled $13.7 million and $196.2 million in the first three months of 2005 and 2004, respectively. See Note 5, Acquisitions, to the Consolidated

Financial Statements, and Note 5 in the 2004 Form 10-K for further details on the Company’s acquisitions. The Company invested $7.9 million and $4.9 million in Brunswick Acceptance Company, LLC (BAC), during the first three months of 2005 and 2004.

On February 23, 2005, the Company sold its investment in MarineMax, Inc. (1,861,200 shares), its largest boat dealer, for $56.8 million, net of $4.1 million of selling costs, which included $1.1 million of accrued expenses. Cash of $5.3 million for taxes related to this sale were paid in April of 2005. The Company intends to use the after-tax cash flow proceeds of $51.5 million for general corporate purposes, including possible acquisitions. See Note 6, Investments, to the Consolidated Financial Statements for details on the sale of this investment, and Note 6 in the 2004 Form 10-K for further details on the Company’s other investments.

Cash used for financing activities was $0.4 million in the first three months of 2005, compared with cash provided of $77.6 million in the prior year period. The Company received $4.9 million from stock options exercised in the first three months of 2005, compared with $53.4 million during the same period of 2004.

Cash and cash equivalents totaled $439.7 million at March 31, 2005, down $60.1 million from $499.8 million at December 31, 2004. Total debt at March 31, 2005 decreased $9.8 million to $729.3 million, versus $739.1 million at December 31, 2004, and debt-to-capitalization ratios were 28.9 percent and 30.2 percent, respectively. The decrease in debt was due to net payments of $5.3 million for its short-term and long-term debt obligations and the unfavorable effect of increasing interest rates on fixed-to-floating interest rate swaps in the first quarter of 2005. The Company has a $350.0 million long-term revolving credit agreement with a group of banks, as described in Note 12 in the 2004 Form 10-K, that serves as support for commercial paper borrowings. There were no borrowings under the revolving credit agreement during the first three months of 2005 or 2004. The Company has the ability to issue up to $100.0 million in letters of credit under the revolving credit facility, with $64.0 million in outstanding letters of credit at March 31, 2005. The Company had borrowing capacity of $286.0 million under the terms of the revolving credit agreement at March 31, 2005.

In 2005, the Company intends to continue to proactively fund its defined benefit plans in advance of Employee Retirement Income Security Act (ERISA) requirements. For 2005, the Company anticipates contributing $27.2 million into its defined benefit plans, compared with $42.6 million of contributions in 2004. These amounts include contributions to fund payments made under the non-qualified plans of $2.2 million in 2005 and $2.6 million in 2004. Contributions under the non-qualified plans for the first quarter periods totaled $0.6 million in 2005 and $0.8 million in 2004. The Company did not fund its qualified pension plans in the first quarter of 2005 and funded $3.0 million in the first quarter of 2004. See Note 10, Pension and Other Postretirement Benefits, to the Consolidated Financial Statements, and Note 13 in the 2004 Form 10-K, for more details.

On May 4, 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, which will be funded with available cash. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions, over a three to four year period.

On May 5, 2005, the Company completed a new $650.0 million revolving credit facility, which replaces the existing $350.0 million facility. This new five-year facility contains improved pricing and has similar terms to the existing facility. The increased capacity reflects the growth in the Company’s business and our desire to maintain liquidity sources at conservative levels. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2004 Form 10-K. There have been no material changes in this information.

Critical Accounting Policies

There have been no material changes in the Company’s critical accounting policies since the filing of its 2004 Form 10-K. As discussed in the 2004 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of a weak economy and stock market on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; competitive pricing pressures; the success of new product introductions; competition from new technologies; imports from Asia and increased competition from Asian competitors; the ability to obtain component parts from suppliers; the ability to maintain effective distribution; the financial strength of dealers, distributors and independent boat builders, the ability to maintain product quality and service standards expected by our customers; the ability to manage pipeline inventories; the success of global sourcing and supply chain initiatives; the ability to successfully integrate acquisitions; the success of marketing and cost management programs; the ability to develop product technologies that comply with regulatory requirements; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the impact of weather conditions on the demand for marine products and retail bowling center revenues; shifts in currency exchange rates; adverse foreign economic conditions; and the impact of interest rates and fuel prices on demand for marine products. Additional factors are included in the 2004 Form 10-K.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Notes 1 and 10 of the 2004 Form 10-K.

Item 4. —  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Tax Case

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. In April 2003, the Company elected to pay the IRS $62 million (approximately $50 million after-tax), and in April 2004, the Company elected to pay the IRS an additional $10 million (approximately $8 million after-tax), in connection with this matter pending settlement negotiations. The payments were comprised of $33 million in taxes due and $39 million of pre-tax interest (approximately $25 million after-tax). The Company elected to make these payments to avoid future interest costs.

On March 9, 2005 the Company and the IRS reached a settlement of the issues involved in, and related to, this tax court case. The Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement are covered by the payments previously made to the IRS and the Company believes that no additional amounts related to this tax case will be due.

Chinese Supplier Dispute

The Company’s Bowling & Billiards segment is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former supplier, Shanghai Zhonglu Industrial Company Limited (Zhonglu), a Chinese contract manufacturer. The Company filed the arbitration seeking damages based on Zhonglu’s breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and other claims. The final hearing in the matter commenced in March 2005, and is scheduled to conclude in June 2005. The Company does not believe that this dispute will have a material adverse effect on the Company’s financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Company Securities

Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased (A)	Average Price Paid per share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
Period
1/1/05 — 1/31/05	—	$—	—	—
2/1/05 — 2/28/05	318	47.08	—	—
3/1/05 — 3/31/05	—	—	—	—

(A)

These shares represent shares owned by employees and delivered to the Company by those employees in payment for the exercise price of stock options.

(B)

Other than those purchases identified in footnote A, the Company has not, and no other party has on behalf of the Company or any affiliated purchaser, purchased any shares or other units of any class of the Company’s registered equity securities. On May 4, 2005, the Company adopted a plan pursuant to which the Company may make such purchases, as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders.

At the May 4, 2005 Annual Meeting of Shareholders of the Company, George W. Buckley, Peter Harf and Ralph C. Stayer were elected directors of the Company for terms expiring at the 2008 Annual Meeting. The numbers of shares voted with respect to these directors were:

NOMINEE	FOR	WITHHELD
George W. Buckley	83,286,379	2,656,402
Peter Harf	84,980,524	432,805
Ralph C. Stayer	84,966,206	976,575

At the Annual Meeting, the Audit Committee’s selection of Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the year 2005 was ratified pursuant to the following vote:

NUMBER OF SHARES
For	84,971,719
Against	432,805
Abstain	538,257

Item 5. Other Information

(a)           On May 5, 2005, the Company and certain of its domestic and foreign subsidiaries entered into a new $650 million multi-currency revolving credit facility (the “Facility”), which may be increased to up to $750 million at any time.  The Facility has a term of five years, with the option to extend the term for an additional one year on each anniversary of the Facility.  In addition, the Facility permits the issuance of up to $150 million in letters of credit.  The Facility replaces the Company’s existing $350 million three-year credit facility, which was due to mature in November, 2005.

The Company will guarantee the obligations of its domestic and foreign subsidiaries which are parties to the Facility.

The Facility contains a covenant with respect to the ratio of total debt to EBITDA.  The Facility also contains other customary covenants and events of default, including non-payment, bankruptcy and breaches of representations, warranties and covenants, and customary acceleration provisions.

J.P. Morgan Securities Inc. and RBS Securities Corporation were joint lead arrangers and joint bookrunners for the Facility.  JPMorgan Chase Bank, N.A. is Administrative Agent for the Facility.

The foregoing summary is qualified in its entirety by reference to the agreement for the Facility, a copy of which is filed herewith and incorporated herein by reference.

Item 6.         Exhibits

(a)	Exhibits.

10.1	2004 Stock Option Grant Terms and Conditions — U.S. Employees Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.2	2005 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.3	2005 Stock-Settled Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.4

Credit Agreement dated as of April 29, 2005, setting forth the terms of the Company’s $650,000,000 Revolving Credit and Competitive Bid Loan Facility with JPMorgan Chase Bank, administrative agent, and other lenders identified in the Credit Agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and hereby incorporated by reference.

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

BRUNSWICK CORPORATION
(Registrant)

May 6, 2005	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.