Form 10-Q
period 2005-06-30
BRUNSWICK CORP
filed 2005-08-03
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-01043

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

Yes   X     No

As of July 29, 2005, there were 97,281,673 shares of the registrant’s common stock ($0.75 par value) outstanding.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2005

Part I. Financial Information

Item 1 - Financial Statements

Brunswick Corporation
Consolidated Statements of Income
for the periods ended June 30
(in millions, except per share data)
(unaudited)

	Three Months ended		Six Months ended
	June 30		June 30
	2005	2004	2005	2004

Net sales	$1,598.6	$1,422.7	$2,999.7	$2,622.3
Cost of sales	1,186.0	1,054.9	2,245.2	1,957.2
Selling, general and administrative expense	204.8	198.9	413.4	385.0
Research and development expense	36.1	29.4	70.3	62.1
Operating earnings	171.7	139.5	270.8	218.0
Interest expense	(13.1)	(10.4)	(26.1)	(20.5)
Investment sale gain	--	--	38.7	--
Other income	9.2	5.4	16.0	8.6
Earnings before income taxes	167.8	134.5	299.4	206.1
Income tax provision	53.7	44.4	90.7	68.0
Net earnings	$114.1	$90.1	$208.7	$138.1

Earnings per common share
Basic	$1.16	$0.94	$2.13	$1.46
Diluted	1.15	0.93	2.11	1.43

Weighted average number of shares used for computation of:
Basic earnings per share	98.0	95.4	97.8	94.5
Diluted earnings per share	99.2	97.2	99.1	96.4

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of June 30, 2005, December 31, 2004, and June 30, 2004
(in millions)

	June 30,	December 31,	June 30,
	2005	2004	2004
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost,
which approximates market	$508.6	$499.8	$438.2
Accounts and notes receivable,
less allowances of $27.9, $29.0 and $32.6	514.5	463.2	459.5
Inventories
Finished goods	420.2	389.9	363.5
Work-in-process	306.8	260.5	240.7
Raw materials	158.9	136.4	109.0
Net inventories	885.9	786.8	713.2
Deferred income taxes	298.3	292.7	311.5
Prepaid expenses and other	59.6	56.2	53.5
Current assets	2,266.9	2,098.7	1,975.9

Property
Land	70.4	68.8	71.0
Buildings and improvements	568.0	548.5	529.8
Equipment	1,082.0	1,071.8	1,052.1
Total land, buildings and improvements and equipment	1,720.4	1,689.1	1,652.9
Accumulated depreciation	(961.6)	(942.8)	(934.6)
Net land, buildings and improvements and equipment	758.8	746.3	718.3
Unamortized product tooling costs	134.1	130.1	128.5
Net property	892.9	876.4	846.8

Other assets
Goodwill	641.5	624.8	593.4
Other intangibles	364.0	328.0	298.8
Investments	134.2	182.9	162.6
Other long-term assets	237.3	235.6	217.4
Other assets	1,377.0	1,371.3	1,272.2

Total assets	$4,536.8	$4,346.4	$4,094.9

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of June 30, 2005, December 31, 2004, and June 30, 2004
(in millions, except share data)

	June 30,	December 31,	June 30,
	2005	2004	2004
	(unaudited)		(unaudited)
Liabilities and shareholders' equity
Current liabilities
Short-term debt, including
current maturities of long-term debt	$3.1	$10.7	$13.4
Accounts payable	432.8	387.9	351.0
Accrued expenses	813.4	855.2	811.1
Current liabilities	1,249.3	1,253.8	1,175.5

Long-term liabilities
Debt	729.4	728.4	726.5
Deferred income taxes	154.5	180.3	166.2
Postretirement and postemployment benefits	236.2	236.3	234.3
Other	256.6	235.3	209.9
Long-term liabilities	1,376.7	1,380.3	1,336.9

Shareholders' equity
Common stock; authorized: 200,000,000 shares,
$0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	365.7	358.8	334.4
Retained earnings	1,622.4	1,413.7	1,340.1
Treasury stock, at cost:
5,359,000, 5,709,000 and 7,045,000 shares	(68.6)	(76.5)	(106.3)
Unamortized compensation and other	(6.4)	(6.3)	(1.8)
Accumulated other comprehensive loss	(79.2)	(54.3)	(60.8)
Shareholders' equity	1,910.8	1,712.3	1,582.5

Total liabilities and shareholders' equity	$4,536.8	$4,346.4	$4,094.9

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30,
(in millions)
(unaudited)
	2005	2004

Cash flows from operating activities
Net earnings	$208.7	$138.1
Depreciation and amortization	78.4	76.9
Changes in noncash current assets and current liabilities	(156.5)	(91.7)
Income taxes	10.5	29.1
Other, net	(29.7)	17.6
Net cash provided by operating activities	111.4	170.0

Cash flows from investing activities
Capital expenditures	(84.5)	(72.7)
Acquisitions of businesses, net of cash and debt acquired	(89.6)	(214.0)
Investments	(6.8)	(2.3)
Proceeds from investment sale	57.9	--
Proceeds on the sale of property, plant and equipment	11.8	6.0
Other, net	--	(2.1)
Net cash used for investing activities	(111.2)	(285.1)

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other
short-term debt	1.1	(5.5)
Net proceeds from issuances of long-term debt	--	149.1
Payments of long-term debt including current maturities	(1.9)	(5.6)
Stock options exercised	9.4	69.4
Net cash provided by financing activities	8.6	207.4

Net increase in cash and cash equivalents	8.8	92.3
Cash and cash equivalents at January 1	499.8	345.9

Cash and cash equivalents at June 30	$508.6	$438.2

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
June 30, 2005, December 31, 2004, and June 30, 2004
(unaudited)

Note 1 - Summary of Significant Accounting Policies

Interim Financial Statements. The unaudited interim consolidated financial statements of Brunswick Corporation (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements and notes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain previously reported amounts have been reclassified to conform with the current-period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K (the 2004 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, December 31, 2004 and June 30, 2004, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. Due to the seasonality of the Company’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first two quarters of fiscal year 2005 ended on April 2, 2005 and July 2, 2005 and the first two quarters of fiscal year 2004 ended on April 3, 2004 and July 3, 2004.

New Accounting Standards. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005. The Company is currently evaluating the impact of adopting FIN 47, but does not anticipate it will have a material impact on the financial statements.

Stock-based Compensation. The Company complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company recognizes no compensation cost related to stock options granted in its Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes. Refer to Notes 1 and 14 to the consolidated financial statements in the 2004 Form 10-K for further detail relating to the Company’s stock-based compensation.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its outstanding stock plans as of June 30:

	Three Months ended June 30		Six Months ended June 30
(in millions, except per share data)	2005	2004	2005	2004
Net Earnings:
As reported	$114.1	$90.1	$208.7	$138.1
Add: Stock-based employee compensation included in reported earnings, net of tax	1.2	1.5	2.2	2.8
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	2.3	2.9	7.3	5.7
Pro forma	$113.0	$88.7	$203.6	$135.2
Basic earnings per common share:
As reported	$1.16	$0.94	$2.13	$1.46
Pro forma	1.15	0.93	2.08	1.43
Diluted earnings per common share:
As reported	$1.15	$0.93	$2.11	$1.43
Pro forma	1.14	0.91	2.05	1.40

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant date fair value of that award. That cost measured at the grant date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period).  Although the pronouncement is effective as of July 1, 2005, the FASB has delayed the required adoption date until January 1, 2006. The Company has the choice to use the modified prospective or modified retrospective methods upon adoption.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is currently in the process of evaluating SFAS No. 123R, and will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123R.

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

Basic and diluted earnings per share are calculated as follows:

	Three Months ended June 30		Six Months ended June 30
(in millions, except per share data)	2005	2004	2005	2004

Net earnings	$114.1	$90.1	$208.7	$138.1

Average outstanding shares - basic	98.0	95.4	97.8	94.5
Common stock equivalents	1.2	1.8	1.3	1.9
Average outstanding shares - diluted	99.2	97.2	99.1	96.4

Basic earnings per share	$1.16	$0.94	$2.13	$1.46

Diluted earnings per share	$1.15	$0.93	$2.11	$1.43

Basic shares increased by 2.6 million and 3.3 million in the three-month and year-to-date 2005 periods, respectively, primarily due to shares issued upon the exercise of employee stock options.

There were 0.7 million options outstanding as of June 30, 2005, where the exercise price was greater than the average market price of the Company’s shares for the quarterly period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. As of June 30, 2004, there were no options outstanding where the exercise price was greater than the average market price of the Company’s shares. As of June 30, 2005, there were 4.2 million options outstanding, of which 2.6 million are exercisable.

Note 3 - Commitments and Contingencies

Financial Commitments. The Company has entered into arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than the total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from the Company, and, in certain instances, has guaranteed secured term financing of its customers. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $108 million as of June 30, 2005.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase as of June 30, 2005, totaled approximately $176 million.

Based on historical experience, current facts and circumstances the Company has reserves to cover potential losses associated with these guarantee and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit of approximately $58 million and surety bonds of approximately $15 million conditionally guaranteeing obligations on behalf of the Company as of June 30, 2005. These amounts are primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs as appropriate. Under certain circumstances, such as an event of default under the Company’s revolving credit facility or a ratings downgrade below investment grade could require the Company to post collateral to support the outstanding letters of credit and surety bonds.

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

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized ratably over the contract period.

The Company recorded the following activity related to product warranty liabilities in Accrued expenses and Long-term liabilities-Other as of June 30:

(in millions)
	2005	2004

Balance at January 1	$190.5	$177.9
Provisions for contracts issued	57.5	65.3
Payments made	(55.2)	(47.8)
Aggregate changes for pre-existing warranties	0.2	(0.8)
Balance at June 30	$193.0	$194.6

Legal and Environmental. The Company accrues for litigation and environmental exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company’s litigation claims and environmental exposures, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial statements. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

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

On March 9, 2005, the Company and the IRS reached a settlement of the issues involved in, and related to, this tax court case. The Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement are covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 have been calculated and agreed to with the Internal Revenue Service at the examination level. The Company is awaiting final determination of tax and interest for these taxable years and believes that no additional amounts related to this tax case will be due.

The Company's Bowling & Billiards segment is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former supplier, Shanghai Zhonglu Industrial Company Limited (Zhonglu), a Chinese contract manufacturer. The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and other claims. Final arguments in the matter are scheduled for August 2005. The Company does not believe that this dispute will have a material adverse effect on the Company's financial condition or results of operations.

Refer to Note 9 to the consolidated financial statements of the 2004 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2004.

Note 4 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the three months ended June 30:

	Net Sales		Operating Earnings
(in millions)
	2005	2004	2005	2004

Marine Engine	$755.5	$665.2	$107.0	$95.6
Boat	742.2	629.9	74.8	57.0
Marine eliminations	(133.4)	(99.9)	--	--
Total Marine	1,364.3	1,195.2	181.8	152.6

Fitness	120.4	122.3	5.1	2.9
Bowling & Billiards	114.9	105.8	5.2	4.2
Eliminations	(1.0)	(0.6)	--	--
Corporate/Other	--	--	(20.4)	(20.2)
Total	$1,598.6	$1,422.7	$171.7	$139.5

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the six months ended June 30:

	Net Sales		Operating Earnings
(in millions)
	2005	2004	2005	2004

Marine Engine	$1,361.1	$1,193.1	$159.0	$138.2
Boat	1,419.7	1,141.9	124.3	89.0
Marine eliminations	(252.9)	(180.1)	--	--
Total Marine	2,527.9	2,154.9	283.3	227.2

Fitness	247.9	252.9	11.5	12.1
Bowling & Billiards	226.4	216.0	16.3	17.7
Eliminations	(2.5)	(1.5)	--	--
Corporate/Other	--	--	(40.3)	(39.0)
Total	$2,999.7	$2,622.3	$270.8	$218.0

Note 5 - Acquisitions

In the first six months of 2005, consideration paid for acquisitions was as follows:

(In millions)
Date	Description	Net Cash Consideration	Other Consideration	Total Consideration

2/7/05	Benrock, Inc.	$4.2	$--	$4.2
2/28/05	Albermarle Boats, Inc.	9.2	--	9.2
4/21/05	Sea Pro, Sea Boss and Palmetto Boats	1.0	--	1.0
4/29/05	MX Marine, Inc.	2.4	--	2.4
5/27/05	Triton Boat Company	61.8	4.4	66.2
6/20/05	Supra-Industria Textil, Lda. (51 percent)	8.3	--	8.3
6/27/05	Marine Innovations Warranty Corporation	2.3	--	2.3
	Other	0.4	--	0.4
		$89.6	$4.4	$94.0

The Company acquired the receivables, inventory, property and equipment of Benrock, Inc. (Benrock) for $4.2 million. Benrock is a distributor of marine parts and expands the Company's geographic coverage of its parts and accessories businesses distribution network. The post-acquisition results of Benrock are included in the Boat segment.

The Company acquired the outstanding stock of Albemarle Boats, Inc. (Albemarle) for $9.2 million. Albemarle produces offshore sportfishing boats ranging in length from 24 to 41 feet. The acquisition of Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats and complements the sportfishing convertibles offered by Hatteras, where products start at 50 feet. The post-acquisition results of Albemarle are included in the Boat segment.

The Company made a final payment of $1.0 million for the December 31, 2004 acquisition of Sea Pro, Sea Boss and Palmetto boats. This payment was based on finalization of purchase accounting adjustments.

The Company acquired certain assets of MX Marine, Inc. (MX Marine) for $2.4 million. MX Marine manufactures global-positioning systems, navigations systems and other marine electronics for the commercial market. The acquisition of MX Marine provides a new channel for the Company’s offerings of global-positioning systems, navigations systems and other marine electronics. The post-acquisition results of MX Marine are included in the Marine Engine segment.

The Company acquired the outstanding stock of Triton Boat Company (Triton), a manufacturer of fiberglass bass and saltwater boats, and aluminum fishing boats ranging in length from 12 to 35 feet. The Company funded this acquisition through cash consideration of $61.8 million and the assumption of debt. The acquisition of Triton adds bass boats to the Company's product lineup, as well as a broader range of saltwater and aluminum fishing boats. The post-acquisition results of Triton are included in the Boat segment.

The Company exercised its contractual right to acquire its joint venture partner’s 51.0 percent interest in Supra-Industria Textil, Lda. (Valiant), a Portuguese manufacturer of the Valiant brand of rigid inflatable boats, for $8.3 million. The Company is now the sole owner of Valiant. The post-acquisition results of Valiant are included in the Marine Engine segment.

The Company made an additional payment of $2.3 million for the April 1, 2004 acquisition of Marine Innovations Warranty Corporation (Marine Innovations). This payment was required under the purchase agreement as Marine Innovations fulfilled earnings targets.

These acquisitions were not material to the Company’s results of operations or total assets in the quarterly and year-to-date periods. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance; however, they did contribute to approximately 20 percent and 30 percent of the increase in net sales in the 2005 quarterly and year-to-date periods, respectively, compared with the 2004 quarterly and year-to-date periods.

In the first six months of 2004, consideration paid for acquisitions was as follows:

(in millions)
Date	Description	Net Cash Consideration	Other Consideration	Total Consideration

3/19/04	Vulcan-Bowling Pin Company and Vulcan-Brunswick Bowling Pin Company	$1.1	$--	$1.1
4/01/04	Lowe, Lund, Crestliner	191.0	--	191.0
4/01/04	Marine Innovations Warranty Corporation	5.4	--	5.4
4/30/04	Mainstar Computer Systems Ltd.	0.1	--	0.1
6/01/04	Navman NZ Limited (30 percent)	16.4	16.6	33.0
		$214.0	$16.6	$230.6

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

The Company acquired the net assets, including working capital and other intangibles, of Marine Innovations, a provider of extended warranty protection for the marine industry, for $5.4 million. This acquisition expands the financial services offered by the Company to its dealers. The purchase agreement provides for additional consideration of up to $6.0 million based on financial performance during the years 2004, 2005 and 2006. The post-acquisition results of Marine Innovations are included in the Boat segment.

The Company acquired the remaining 30 percent of outstanding stock of Navman NZ Limited (Navman), a New Zealand-based manufacturer of marine electronics and global positioning system-based products, including in-vehicle navigation systems. The Company purchased 70 percent of the outstanding stock of Navman in 2003. Consideration for the remaining outstanding stock of Navman was funded through cash and 410,287 shares of the Company’s common stock. The acquisition of Navman complements the Company’s expansion into marine-based electronics and allows for additional growth in markets outside of the Company's core marine operations. The results of operations of Navman, which was consolidated in the financial statements in 2003, are included in the Marine Engine segment.

These acquisitions were not material to the Company’s net sales, results of operations or total assets in the quarterly and year-to-date periods. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance.

Refer to Note 5 to the consolidated financial statements in the 2004 Form 10-K for further detail relating to the Company’s acquisitions.

Note 6 - Investments

As of June 30, 2005 and 2004, the Company’s investment in Brunswick Acceptance Company, LLC (BAC), totaled $39.7 million and $26.5 million, respectively, compared with $35.9 million and $22.0 million at December 31, 2004 and 2003, respectively. The 2005 increase in the net investment reflects $1.9 million in earnings and $1.9 million of cash invested to maintain the Company’s required 49 percent equity investment. See Note 8, Financial Services, for more details on this joint venture. Refer to Note 6 to the consolidated financial statements in the 2004 Form 10-K for further detail relating to the Company’s investments.

On February 23, 2005, the Company sold its investment of 1,861,200 shares in MarineMax, Inc. (MarineMax), its largest boat dealer, for $56.8 million, net of $4.1 million of selling costs. The sale was made pursuant to a registered public offering by MarineMax. As a result of this sale, the Company recorded an after-tax gain of $31.5 million after utilizing previously unrecognized capital loss carryforwards. The Company intends to use these proceeds for general corporate purposes, including possible acquisitions.

As of December 31, 2004, the Company’s investment in MarineMax was recorded in the Consolidated Balance Sheets in Other assets-Investments at its fair market value of $55.4 million with the unrealized after-tax gain of $22.8 million ($37.3 million pre-tax) included as a part of Shareholders’ equity in Accumulated other comprehensive income (loss).

Note 7 - Comprehensive Income

Accumulated other comprehensive income (loss) includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized gains and losses on derivatives and investments, all net of tax. Comprehensive income was as follows:

	Three Months ended June 30		Six Months ended June 30
(in millions)	2005	2004	2005	2004

Net earnings	$114.1	$90.1	$208.7	$138.1
Other comprehensive income:
Foreign currency cumulative translation adjustment	(9.8)	(0.5)	(14.0)	(0.2)
Net change in unrealized gains and losses on investments	--	(1.8)	(22.9)	7.4
Net change in accumulated unrealized derivative gains and losses	5.4	0.5	12.0	4.2
Total other comprehensive income (loss)	(4.4)	(1.8)	(24.9)	11.4
Comprehensive income	$109.7	$88.3	$183.8	$149.5

The net change in unrealized gains (losses) on investments in the six months ended 2005 was primarily due to sale of the Company’s investment in MarineMax. Refer to Note 6, Investments, for details on the sale.

There was no impact due to the minimum pension liability adjustment in either period as it is adjusted annually in the fourth quarter.

Note 8 - Financial Services

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

Brunswick Financial Services Corporation (BFS), a subsidiary of the Company, contributed equity in BAC is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement. BFS’s investment in BAC is unconsolidated and accounted for by the Company under the equity method and is recorded as a component of Investments in its Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Other income in its Consolidated Statements of Income.

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC at June 30, 2005 was $39.7 million. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC. The net finance receivables of BAC as of June 30, 2005 and 2004 were $201.4 million and $326.5 million, respectively.

The Company’s sales of receivables to BAC were as follows:

	Three Months ended June 30		Six Months ended June 30
(in millions)	2005	2004	2005	2004

Receivables sold	$286.8	$295.0	$489.0	$505.7
Discounts	2.1	1.7	3.7	3.1
Cash received	$284.7	$293.3	$485.3	$502.6

Discounts were recorded as an expense in Other income in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $130.1 million as of June 30, 2005, up from $103.7 million at December 31, 2004. BAC will continue to purchase and service a significant portion of Mercury Marine’s domestic accounts receivable on an ongoing basis. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.1 million and $1.2 million for the six months ended 2005 and 2004, respectively, for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

The Company has a retained interest in certain receivables sold to BAC. This retained interest results from recourse provided to BAC in the event of customer non-payment. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of these receivables as a secured obligation. As of June 30, 2005, there were $48.8 million of such receivables which had been retained on the company’s consolidated balance sheet in Accounts and notes receivable, with a corresponding liability included in Accrued expenses. The Company’s maximum exposure to these receivables is $29.6 million, which is included in the amounts disclosed in Note 3, Commitments and Contingencies.

BFS recorded income related to the operations of BAC of $2.7 million and $0.4 million for the quarters ended June 30, 2005 and 2004, respectively, and $5.2 million and $1.6 million for the six months ended June 30, 2005 and 2004, respectively.

Note 9 - Income Taxes

The Company’s effective tax rate for the year-to-date period of 2005 was 30.3 percent, compared with 33.0 percent for the same period of 2004. The lower effective tax rate was primarily due to the utilization of previously unrecognized capital loss carryforwards incurred in connection with the gain on sale of the MarineMax stock as discussed in Note 6, Investments.

Note 10 - Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. See Note 13 to the consolidated financial statements in the 2004 Form 10-K for details on these plans.

Pension and other postretirement benefit (income) costs included the following components for the three months ended June 30:

			Other
	Pension Benefits		Postretirement Benefits
(in millions)	2005	2004	2005	2004

Service cost	$4.7	$4.7	$0.6	$0.8
Interest cost	14.6	14.0	1.5	1.6
Expected return on plan assets	(18.1)	(16.4)	--	--
Amortization of prior service costs	1.8	1.5	(0.5)	(0.5)
Amortization of net actuarial loss	3.3	3.5	0.2	0.4
Curtailment loss	0.8	--	--	--
Net pension and other benefit cost	$7.1	$7.3	$1.8	$2.3

Pension and other postretirement benefit (income) costs included the following components for the six months ended June 30:

			Other
	Pension Benefits		Postretirement Benefits
(in millions)	2005	2004	2005	2004

Service cost	$9.4	$8.7	$1.3	$1.2
Interest cost	29.2	28.4	2.9	2.9
Expected return on plan assets	(36.3)	(33.0)	--	--
Amortization of prior service costs	3.7	3.0	(1.0)	(1.1)
Amortization of net actuarial loss	6.6	6.7	0.4	0.4
Curtailment loss	0.8	--	--	--
Net pension and other benefit cost	$13.4	$13.8	$3.6	$3.4

Employer Contributions. The Company previously disclosed in the 2004 Form 10-K that it expected to contribute $27.2 million to the Company’s pension plans in 2005. As of June 30, 2005, the Company has contributed $11.2 million and expects to contribute an additional $16.0 million during the remainder of the year. The Company’s plans for additional contributions are subject to, among other items, equity market returns and discount rate movements.

Note 11 - Revolving Credit Facility

In the second quarter of 2005, the Company and certain of its domestic and foreign subsidiaries entered into a new $650.0 million revolving credit facility (the “Facility”). The Facility has a term of five years, with the option to extend the term for an additional one year on each anniversary of the Facility. Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by JPMorgan Chase Bank, N.A. or the Federal Funds effective rate plus 0.5 percent, or a rate tied to LIBOR. The Company pays a facility fee of 10.0 basis points per annum, which is subject to adjustment based on credit ratings. Under the terms of the Facility, the Company is subject to a leverage test, as well as restrictions on secured debt. The Company was in compliance with these covenants at June 30, 2005. There were no borrowings under the Facility during the second quarter of 2005, and the Facility continues to serve as support for commercial paper borrowings when commercial paper is outstanding. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company had borrowing capacity of $593.0 million under the terms of this agreement at June 30, 2005, net of outstanding letters of credit. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

Note 12 - Share Repurchase Program

In the second quarter of 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, which will be funded with available cash. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company did not repurchase any shares under this program during the second quarter of 2005.

Note 13 - Subsequent Event

On July 7, 2005, the Company acquired the net assets of Kellogg Marine, Inc. (Kellogg) for approximately $40 million in cash. Kellogg is a leading distributor of marine parts and accessories headquartered in Old Lyme, Connecticut. The acquisition of Kellogg complements the Company’s previous acquisitions of Benrock and Land ‘N’ Sea and provides an essential distribution hub in the northeastern United States.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview and Outlook

Sales increased 12.4 percent and 14.4 percent in the second quarter and six-month period ended June 30, 2005 to $1.6 billion and $3.0 billion, respectively, with gains reported primarily by the Marine Engine and Boat segments. Acquisitions also played a role, accounting for approximately 20 percent and 30 percent of the sales gain in the three-month and six-month period ended June 30, 2005, respectively. Higher sales volumes, product prices and cost reduction initiatives contributed to an increase in operating earnings to $171.7 million and $270.8 million and operating margins of 10.7 percent and 9.0 percent, in the three-month and six-month periods, respectively.

Looking ahead to the second half of 2005, the Company estimates that industry growth, coupled with market share gains, success of new products, improved pricing and the full-year impact of acquisitions completed in 2005 and 2004, will result in an approximately 14 to 15 percent overall sales gain for the year. Operating earnings are expected to improve in 2005, benefiting from higher volumes, improved pricing, market success of new product introductions as well as the Company’s ongoing focus on effective cost management. These gains will be partially offset by higher research and development expenses for new products, the margin impact of the industry’s transition to low-emission outboard engines, start-up costs related to the opening of the Company’s new manufacturing engine facility in China and additional investments to further the Company’s global manufacturing footprint in Japan, Mexico and Hungary, expenses to enhance infrastructure in the European, Asia-Pacific and Latin American regions, and costs to upgrade our information technology systems.

Matters Affecting Comparability

Acquisitions. The Company’s operating results for 2005 include the operating results for acquisitions completed in 2005 and 2004. Approximately 20 percent and 30 percent of the increase in three-month and year-to-date 2005 sales, respectively, when compared with the same periods of 2004, can be attributed to the following acquisitions:

Date	Description	Segment

4/01/04	Lowe, Lund, Crestliner	Boat
12/31/04	Sea Pro, Sea Boss and Palmetto	Boat
2/28/05	Albemarle Boats, Inc. (Albemarle)	Boat
5/27/05	Triton Boat Company (Triton)	Boat

The Lowe, Lund, and Crestliner boat brands provide the Company with the opportunity to offer products in all major aluminum boat segments and to leverage engine synergies with the Company’s Mercury Marine division. The Sea Pro, Sea Boss and Palmetto boat brands provide the Company with the opportunity to offer a distinctive array of offshore saltwater fishing boats. Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats. Triton adds bass boats to the Company's lineup, as well as a broader range of saltwater and aluminum fishing boats.

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended June 30:

			Increase/(Decrease)
			vs. 2004
(in millions)	2005	2004	$	%

Net sales	$1,598.6	$1,422.7	$175.9	12.4%
Gross margin (A)	$412.6	$367.8	$44.8	12.2%
Operating earnings	$171.7	$139.5	$32.2	23.1%
Net earnings	$114.1	$90.1	$24.0	26.6%

Diluted earnings per share	$1.15	$0.93	$0.22	23.7%

Expressed as a percentage of net sales: (B)
Gross margin	25.8%	25.9%		(10) bpts
Selling, general and administrative expense	12.8%	14.0%		(120) bpts
Operating margin	10.7%	9.8%		90 bpts

bpts=basis points

(A)  Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.
(B)  Percentages are determined by using the following numerators expressed as a percentage of net sales: Gross margin as defined in (A), Selling, general and administrative expense and Operating earnings as presented in the Consolidated Statements of Income.

The increase in sales was primarily due to the Marine Engine and Boat segments. Approximately 80 percent of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have operating results in comparable periods presented. Sales from businesses acquired in 2004 and 2005 accounted for the remaining 20 percent of the increase in sales in the second quarter of 2005. The Marine Engine segment sales increased due to higher revenues from outboard engines and sterndrive engines as a result of growth in international and domestic markets, higher sales of marine electronics and navigation products, and favorable pricing. Organic Boat segment sales increased due to higher wholesale shipments of fiberglass boats and favorable pricing, partially offset by lower sales of aluminum boats as a result of unfavorable weather conditions at the start of the selling season in key markets. The Fitness segment sales decreased as a result of the divestiture of the Omni Fitness (Omni) retail stores in 2004, which was partially offset by higher domestic sales to commercial customers. The Bowling & Billiards segment sales increased due to higher sales of bowling equipment, increased bowling center revenues partly as a result of four new bowling centers in 2004 and 2005, and higher sales of billiard products, partially offset by the disposition of six bowling centers.

The slight decrease in gross margin percentage in the second quarter of 2005 compared with the same period last year was primarily due to a higher mix of shipments towards lower margin low-emission outboard engines, production start-up expenses associated with a new outboard engine manufacturing facility in China and additional investments to expand the Company’s global manufacturing footprint, cost inefficiencies related to a reduction in production volume for the aluminum boat operations, and costs associated with the transfer of bowling ball production from the Muskegon, Michigan, facility to Mexico. These decreases were partially offset by favorable net pricing and higher wholesale shipments of higher margin larger boats.

The increase in operating earnings was primarily due to the increase in sales volumes, the factors affecting gross margin percentage discussed above, the elimination of operating expenses associated with Omni, and lower variable compensation costs. Partially offsetting the increase in operating earnings were higher marketing and promotional activities in the Boat and Marine Engine segments, higher research and development expenses for new products in the Marine Engine and Boat segments, and expenses to enhance infrastructure in the European region.

Interest expense increased $2.7 million in the second quarter of 2005 compared with the same period in 2004, primarily due to the issuance of debt in 2004 and the effects of higher short-term interest rates. See Note 12 in the 2004 Form 10-K for details on the issuance of the debt.

Other income increased to $9.2 million in the second quarter of 2005 compared with $5.4 million in the same period last year, primarily due to improved results from Brunswick Financial Services, as described in Note 8, Financial Services, to the Consolidated Financial Statements, and the Cummins MerCruiser Diesel Marine LLC joint venture.

Weighted average common shares outstanding used to calculate diluted earnings per share increased to 99.2 million in the second quarter of 2005 from 97.2 million in the second quarter of 2004. The increase in average shares outstanding was primarily due to the exercise of stock options during 2004.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the six months ended June 30:

			Increase/(Decrease)
			vs. 2004
(in millions)	2005	2004	$	%

Net sales	$2,999.7	$2,622.3	$377.4	14.4%
Gross margin (A)	$754.5	$665.1	$89.4	13.4%
Operating earnings	$270.8	$218.0	$52.8	24.2%
Net earnings	$208.7	$138.1	$70.6	51.1%

Diluted earnings per share	$2.11	$1.43	$0.68	47.6%

Expressed as a percentage of net sales: (B)
Gross margin	25.2%	25.4%		(20) bpts
Selling, general and administrative expense	13.8%	14.7%		(80) bpts
Operating margin	9.0%	8.3%		70 bpts

bpts=basis points

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.
(B) Percentages are determined by using the following numerators expressed as a percentage of net sales: Gross margin as defined in (A), Selling, general and administrative expense and Operating earnings as presented in the Consolidated Statements of Income.

The increase in sales was primarily due to the Marine Engine and Boat segments. Approximately 70 percent of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have operating results in comparable periods presented. Sales from businesses acquired in 2004 and 2005 accounted for the remaining 30 percent of the increase in sales in the first six months of 2005. The factors that drove the sales increase are primarily the same as described in the quarterly period above.

The slight decrease in gross margin percentage in the first six months of 2005 compared with the same period last year was primarily due to the same factors as described in the quarterly discussion. Additionally, gross margin percentage was unfavorable due to competitive pricing pressures internationally and increased freight and installation costs in the Fitness segment.

The increase in operating earnings was primarily due to the increase in sales volumes, the factors affecting gross margin percentage, and the additional factors affecting operating earnings as described in the quarterly period.

Interest expense increased $5.6 million in the first six months of 2005 compared with the same period in 2004, primarily due to the issuance of debt in 2004 and the effects of higher short-term interest rates. See Note 12 in the 2004 Form 10-K for details on the issuance of the debt.

Other income increased to $16.0 million in the first six months of 2005 compared with $8.6 million in the same period last year, primarily due to improved results from Brunswick Financial Services, as described in Note 8, Financial Services, to the Consolidated Financial Statements, and the Cummins MerCruiser Diesel Marine LLC joint venture.

The Company’s effective tax rate for the six months ending June 30, 2005 was 30.3 percent compared with 33.0 percent in the same period last year. The lower effective tax rate was primarily due to the utilization of previously unrecognized capital loss carryforwards on the gain on sale of the MarineMax, Inc., (MarineMax) stock as discussed in Note 6, Investments, to the Consolidated Financial Statements. Excluding the tax effect on this gain, the Company’s effective tax rate for the six months ending June 30, 2005 was 32.0 percent. Management believes that presentation of the effective tax rate, excluding this transaction, provides a more meaningful comparison to the prior-period because there was no comparable transaction in 2004.

Net earnings and diluted earnings per share increased primarily due to the same factors discussed above in operating earnings and as a result of the gain on sale of the Company’s investment in MarineMax. See Note 6, Investments, to the Consolidated Financial Statements for details on this gain. Excluding this gain, net earnings and diluted earnings per share would have been $177.2 million and $1.79 per diluted share. Management believes that presentation of net earnings and diluted earnings per share excluding this gain provides a more meaningful comparison to the prior-period because there was no comparable investment sale gain in the first six months of 2004.

Weighted average common shares outstanding used to calculate diluted earnings per share increased to 99.1 million in the first six months of 2005 from 96.4 million in the same period of 2004. The increase in average shares outstanding was primarily due to the exercise of stock options during the 2004.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended June 30:

			Increase/(Decrease) vs. 2004
(in millions)	2005	2004	$	%

Net sales	$755.5	$665.2	$90.3	13.6%
Operating earnings	$107.0	$95.6	$11.4	11.9%
Operating margin	14.2%	14.4%		(20) bpts
Capital expenditures	$21.2	$15.9	$5.3	33.3%

bpts=basis points

Marine Engine segment sales, which include the Company’s Mercury Marine and Brunswick New Technologies (BNT) operations, increased primarily due to higher revenues from outboard engines and sterndrive engines as a result of growth in international and domestic markets, higher sales of marine electronics and navigation products, favorable pricing, and growth in marine parts and services businesses.

Operating earnings benefited from the increase in sales volume, favorable pricing, reduced warranty costs as a result of quality improvements, and lower variable compensation costs. These factors were partially offset by higher marketing and promotional activities for the Verado engines and new products at BNT, a higher mix of shipments towards lower margin low-emission outboard engines, higher research and development expenses for products at BNT, and production start-up expenses associated with a new outboard engine manufacturing facility in China.

The increase in capital expenditures was primarily due to investments for the 135, 150 and 175 horsepower Verado engines and for naturally aspirated, four-stroke engines ranging from 75- to 115-horespower.

The following table sets forth Marine Engine segment results for the six months ended June 30:

			Increase vs. 2004
(in millions)	2005	2004	$	%

Net sales	$1,361.1	$1,193.1	$168.0	14.1%
Operating earnings	$159.0	$138.2	$20.8	15.1%
Operating margin	11.7%	11.6%		10 bpts
Capital expenditures	$35.4	$28.9	$6.5	22.5%

bpts=basis points

Marine Engine segment sales and operating earnings increased primarily due to the same factors as described above in the quarterly period.

The increase in capital expenditures was primarily due the same factors as described in the quarterly period.

Boat Segment

The following table sets forth Boat segment results for the three months ended June 30:

			Increase vs. 2004
(in millions)	2005	2004	$	%

Net sales	$742.2	$629.9	$112.3	17.8%
Operating earnings	$74.8	$57.0	$17.8	31.2%
Operating margin	10.1%	9.0%		110 bpts
Capital expenditures	$14.3	$13.0	$1.3	10.0%

bpts=basis points

Approximately 70 percent of the increase in Boat segment sales was due to organic growth. This increase was the result of higher wholesale shipments of fiberglass boats to dealers domestically and internationally, driven by the success of new models and favorable pricing. This increase was partially offset by a decrease in sales of aluminum boats, partly as a result of unfavorable weather conditions in the Midwest and Northeast markets at the start of the selling season. Adverse weather, particularly in the Midwest, affected aluminum boats to a greater extent than fiberglass boats because the majority of the Company’s aluminum boats are sold in the Midwest region, whereas fiberglass boat sales are more geographically diverse. Acquisitions completed since the second quarter of 2004 accounted for the remainder of the increase in segment sales.

The increase in operating earnings was due to the higher sales volumes, improved net pricing and a favorable mix of higher margin larger boats partially offset by lower earnings of approximately $7 million from our aluminum boats brands acquired in 2004 as a result of unfavorable weather conditions and a reduction in production volume.  Additionally, operating earnings were unfavorably affected by higher research and development expenses and higher marketing and promotional expenses for new models.

The increase in capital expenditures was primarily for tooling required for the production of new models and investments in closed molding manufacturing equipment.

The following table sets forth Boat segment results for the six months ended June 30:

			Increase vs. 2004
(in millions)	2005	2004	$	%

Net sales	$1,419.7	$1,141.9	$277.8	24.3%
Operating earnings	$124.3	$89.0	$35.3	39.7%
Operating margin	8.8%	7.8%		100 bpts
Capital expenditures	$26.7	$23.5	$3.2	13.6%

bpts=basis points

Approximately 60 percent of the increase in Boat segment sales was due to organic growth. Organic growth in sales and operating earnings was primarily due to the same factors as described above for the quarterly period.

The increase in capital expenditures was primarily for the same factors as described in the quarterly period.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended June 30:

			Increase/(Decrease)
			vs. 2004
(in millions)	2005	2004	$	%

Net sales	$120.4	$122.3	$(1.9)	(1.6)%
Operating earnings	$5.1	$2.9	$2.2	75.9%
Operating margin	4.2%	2.4%		180 bpts
Capital expenditures	$2.0	$1.0	$1.0	100.0%

bpts=basis points

The decrease in sales was primarily attributable to the divestiture of the Omni Fitness (Omni) retail stores in 2004. Excluding the sales associated with the divestiture of Omni from the second quarter of 2004, net sales in the second quarter of 2005 increased by $2.5 million to $120.4 million from $117.9 million in the second quarter of 2004. Management believes that presentation of net sales excluding the net sales from Omni provides a more meaningful comparison to the prior-period because there were no comparable net sales from Omni in the second quarter of 2005. This increase in sales was primarily due to increased sales of strength and cardiovascular equipment in the domestic market, partially offset by a decrease in sales in the European market.

The increase in operating earnings was primarily due to the increase in sales volume, lower manufacturing costs, and the absence of Omni operating expenses in the second quarter of 2005 partially offset by competitive pricing pressures in the European market, and higher freight and installation costs.

Capital expenditures in the second quarter of 2005 and 2004 were primarily related to facility expansion and tooling for new products.

The following table sets forth Fitness segment results for the six months ended June 30:

			Increase/(Decrease) vs. 2004
(in millions)	2005	2004	$	%

Net sales	$247.9	$252.9	$(5.0)	(2.0)%
Operating earnings	$11.5	$12.1	$(0.6)	(5.0)%
Operating margin	4.6%	4.8%		(20) bpts
Capital expenditures	$5.6	$3.6	$2.0	55.6%

bpts=basis points

The decrease in sales was primarily attributable to the divestiture of the Omni Fitness (Omni) retail stores in 2004. Excluding the sales associated with the divestiture of Omni from the first six months of 2004, net sales in the first six months of 2005 increased by $8.6 million to $247.9 million from $239.3 million in the same period of 2004. Management believes that presentation of net sales excluding the net sales from Omni provides a more meaningful comparison to the prior-period because there were no comparable net sales from Omni in the first six months of 2005. This increase in sales was primarily due to increased sales of strength and cardiovascular equipment in international and domestic markets.

Operating earnings decreased as a result of competitive pricing pressures internationally, higher freight and installation costs, higher mix of shipments toward lower-margin strength equipment in the domestic market, and higher material costs. These factors were partially offset by the increase in sales volume, lower manufacturing costs and the absence of Omni operating expenses in the six months of 2005.

Capital expenditures were primarily for the same factors as described in the quarterly period.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended June 30:

			Increase vs. 2004
(in millions)	2005	2004	$	%

Net sales	$114.9	$105.8	$9.1	8.6%
Operating earnings	$5.2	$4.2	$1.0	23.8%
Operating margin	4.5%	4.0%		50 bpts
Capital expenditures	$12.3	$9.4	$2.9	30.9%

bpts=basis points

Bowling & Billiards segment sales increased due to a higher sales volume of bowling equipment, higher bowling center revenues partly from four new bowling centers in 2004 and 2005, and higher sales of billiards products. These increases were partially offset by the disposition of six bowling centers.

The increase in operating earnings was primarily due to the increased sales volume. While a gain on the sale of one bowling center was included in the second quarter of 2005 results, this was more than offset by expenses related to the dispute with a Chinese supplier as discussed in Note 3, Commitments and Contingencies, to the Consolidated Financial Statements, as well as costs and other expenses associated with the transfer of bowling ball production from the segment’s Muskegon, Michigan, facility to Mexico.

Capital expenditures in the second quarter of 2004 and 2005 were primarily related to four new bowling centers.

The following table sets forth Bowling & Billiards segment results for the six months ended June 30:

			Increase/(Decrease)
			vs. 2004
(in millions)	2005	2004	$	%

Net sales	$226.4	$216.0	$10.4	4.8%
Operating earnings	$16.3	$17.7	$(1.4)	(7.9)%
Operating margin	7.2%	8.2%		(100) bpts
Capital expenditures	$13.9	$15.5	$(1.6)	(10.3)%

bpts=basis points

Bowling & Billiards segment sales increased primarily due to the same factors as discussed in the quarterly period.

The decrease in operating earnings was primarily due to expenses related to the dispute with a Chinese supplier as discussed in Note 3, Commitments and Contingencies, to the Consolidated Financial Statements, and costs and other expenses associated with the transfer of bowling ball production from the segment’s Muskegon, Michigan facility to Mexico and an unfavorable mix of lower-margin billiard products. These decreases were partially offset by an increase in sales volume and a gain on the sale of two bowling centers.

Capital expenditures were primarily for the same factors as described in the quarterly period.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of cash flow for the six months ended June 30:

(in millions)	2005	2004

Net cash provided by operating activities	$111.4	$170.0
Net cash provided by (used for):
Capital expenditures	(84.5)	(72.7)
Proceeds from investment sale	57.9	--
Other, net	11.8	3.9
Free cash flow *	$96.6	$101.2

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

The Company’s major sources of funds for investments, acquisitions, dividend payments and share repurchases are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first six months of 2005, net cash provided by operating activities totaled $111.4 million compared with $170.0 million in the same period of 2004.

The decrease in net cash provided by operating activities in the first six months of 2005 was primarily due to a $64.8 million increase in cash used to fund working capital (defined as non-cash current assets less current liabilities) and tax payments partially offset by an increase in net earnings. The greater use of funds for working capital in the first six months of 2005 was primarily attributable to higher variable compensation payments, partially offset by reduced growth in accounts receivable as a result of improved collections.

Cash flows from investing activities included capital expenditures of $84.5 million and $72.7 million in the first six months of 2005 and 2004, respectively. Capital expenditures in the first six months of 2005 were attributable to investments in: the 135, 150 and 175 horsepower and naturally aspirated, four-stroke engines; tooling and equipment expenditures for new models and product innovations in the Boat segment; and for the construction of new bowling centers. Cash paid for acquisitions, net of cash and debt acquired, totaled $89.6 million and $214.0 million in the first six months of 2005 and 2004, respectively. See Note 5, Acquisitions, to the Consolidated Financial Statements, and Note 5 in the 2004 Form 10-K for further details on the Company’s acquisitions. The Company invested $1.9 million and $2.3 million in Brunswick Acceptance Company, LLC (BAC), during the first six months of 2005 and 2004, respectively.

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

Cash provided by financing activities was $8.6 million in the first six months of 2005, compared with cash provided of $207.4 million in the prior year period. This decrease was primarily due to the issuance of new debt issued in the second quarter of 2004. The Company received $9.4 million from stock options exercised in the first six months of 2005, compared with $69.4 million during the same period of 2004. On May 4, 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, which will be funded with available cash. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. There were no repurchases in the second quarter of 2005.

Cash and cash equivalents totaled $508.6 million at June 30, 2005, up $8.8 million from $499.8 million at December 31, 2004. Total debt at June 30, 2005 decreased $6.6 million to $732.5 million, versus $739.1 million at December 31, 2004, and debt-to-capitalization ratios were 27.7 percent and 30.2 percent, respectively. The decrease in debt was primarily due to payments of $1.9 million for its long-term debt obligations and the effect of higher short-term interest rates in the first six months of 2005.

On May 5, 2005, the Company completed a new $650.0 million revolving credit facility (the “Facility”), which replaced the existing $350.0 million facility, as described in Note 11, Revolving Credit Facility, to the Consolidated Financial Statements, that serves as support for commercial paper borrowings. This new five-year facility contains improved pricing and has similar terms to the existing facility. The increased capacity reflects the growth in the Company’s business and our desire to maintain liquidity sources at conservative levels. There were no borrowings under the revolving credit agreement during the first six months of 2005. The Company has the ability to issue up to $150.0 million in letters of credit under the revolving credit facility, with $57.0 million in outstanding letters of credit at June 30, 2005. Net of these outstanding letters of credit, the Company had borrowing capacity of $593.0 million under the terms of the revolving credit agreement at June 30, 2005. Under the terms of the Facility, the Company is subject to a leverage test, as well as restrictions on secured debt. The Company was in compliance with these covenants at June 30, 2005. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

In 2005, the Company intends to continue to proactively fund its defined benefit plans in advance of Employee Retirement Income Security Act (ERISA) requirements. For 2005, the Company anticipates contributing $27.2 million into its defined benefit plans, compared with $42.6 million of contributions in 2004. These amounts include contributions to fund payments made under the non-qualified plans of $2.2 million in 2005 and $2.6 million in 2004. Contributions under the non-qualified plans for the first six months totaled $1.2 million in 2005 and $1.4 million in 2004. The Company funded $10.0 million into its qualified defined pension plans in both the first six months of 2005 and 2004.  In July of 2005, the Company contributed $15.0 million of the $16.0 million expected to be contributed to the qualified pension plans during the second half of 2005.  See Note 10, Pension and Other Postretirement Benefits, to the Consolidated Financial Statements, and Note 13 in the 2004 Form 10-K, for more details.

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

New Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005. The Company is currently evaluating the impact of adopting FIN 47, but does not anticipate it will have a material impact on the financial statements.

Legal

Refer to Note 3, Commitments and Contingencies, to the Consolidated Financial Statements, for a discussion of the Company’s legal proceedings.

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

Forward-Looking Statements

Certain statements in this Form 10-Q are forward looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of a weak economy and stock market on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; competitive pricing pressures; the success of new product introductions; the ability to maintain market share in high-margin products; competition from new technologies; imports from Asia and increased competition from Asian competitors; the ability to obtain component parts from suppliers; the ability to maintain effective distribution; the financial strength of dealers, distributors and independent boat builders; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to maintain product quality and service standards expected by our customers; the ability to successfully manage pipeline inventories; the success of global sourcing and supply chain initiatives; the ability to successfully integrate acquisitions; the success of marketing and cost management programs; the ability to develop product technologies that comply with regulatory requirements; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the impact of weather conditions on demand for marine products and retail bowling center revenues; shifts in currency exchange rates; adverse foreign economic conditions; and the impact of interest rates and fuel prices on demand for marine products. Additional factors are included in the 2004 Form 10-K.

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

Item 4. - Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company’s litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial statements. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

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

On March 9, 2005 the Company and the IRS reached a settlement of the issues involved in, and related to, this tax court case. The Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement are covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 have been calculated and agreed to with the Internal Revenue Service at the examination level. The Company is awaiting final determination of tax and interest for these taxable years and believes that no additional amounts related to this tax case will be due.

The Company's Bowling & Billiards segment is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former supplier, Shanghai Zhonglu Industrial Company Limited (Zhonglu), a Chinese contract manufacturer. The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and other claims. Final arguments in the matter are scheduled for August 2005. The Company does not believe that this dispute will have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Company Securities

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased (A)	Average Price Paid per share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (amounts in thousands)
Period
4/1/05 - 4/30/05	--	$ --	--	$ --
5/1/05 - 5/31/05	--	--	--	200,000
6/1/05 - 6/30/05	--	--	--	200,000

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

Item 6.  Exhibits

(a)	Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S. C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION (Registrant)

August 3, 2005	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.