Form 10-Q
period 2005-09-30
BRUNSWICK CORP
filed 2005-11-04
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  No X

As of October 28, 2005, there were 96,461,624 shares of the registrant’s common stock ($0.75 par value) outstanding.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2005

Part I. Financial Information

Item 1 - Financial Statements

Brunswick Corporation
Consolidated Statements of Income
for the periods ended September 30
(in millions, except per share data)
(unaudited)

	Three Months ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004

Net sales	$1,434.6	$1,273.2	$4,434.3	$3,895.5
Cost of sales	1,101.6	956.2	3,346.8	2,913.4
Selling, general and administrative expense	191.3	186.5	604.7	571.5
Research and development expense	35.8	31.2	106.1	93.3
Operating earnings	105.9	99.3	376.7	317.3
Interest expense	(13.5)	(12.1)	(39.6)	(32.6)
Investment sale gain	-	-	38.7	-
Other income	7.0	4.4	23.0	13.0
Earnings before income taxes	99.4	91.6	398.8	297.7
Income tax provision	11.0	18.7	101.7	86.7

Net earnings	$88.4	$72.9	$297.1	$211.0

Earnings per common share:
Basic	$0.90	$0.76	$3.03	$2.22
Diluted	0.89	0.75	$3.00	$2.18

Weighted average number of shares used for computation of:
Basic earnings per share	98.1	96.2	97.9	95.1
Diluted earnings per share	99.3	97.7	99.2	96.8
.

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of September 30, 2005, December 31, 2004, and September 30, 2004
(in millions)

	September 30,	December 31,	September 30,
	2005	2004	2004
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost,
which approximates market	$535.9	$499.8	$493.1
Accounts and notes receivable,
less allowances of $25.8, $29.0 and $30.2	488.1	463.2	432.0
Inventories
Finished goods	443.3	389.9	386.5
Work-in-process	314.6	260.5	260.3
Raw materials	168.3	136.4	130.0
Net inventories	926.2	786.8	776.8
Deferred income taxes	293.7	292.7	314.9
Prepaid expenses and other	54.6	56.2	55.9
Current assets	2,298.5	2,098.7	2,072.7

Property
Land	74.9	68.8	70.2
Buildings and improvements	587.4	548.5	534.2
Equipment	1,106.9	1,071.8	1,068.2
Total land, buildings and improvements and equipment	1,769.2	1,689.1	1,672.6
Accumulated depreciation	(979.1)	(942.8)	(946.9)
Net land, buildings and improvements and equipment	790.1	746.3	725.7
Unamortized product tooling costs	144.1	130.1	126.7
Net property	934.2	876.4	852.4

Other assets
Goodwill	648.9	624.8	601.2
Other intangibles	377.2	328.0	293.6
Investments	123.4	182.9	157.4
Other long-term assets	236.3	235.6	224.7
Other assets	1,385.8	1,371.3	1,276.9

Total assets	$4,618.5	$4,346.4	$4,202.0

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Consolidated Balance Sheets
as of September 30, 2005, December 31, 2004, and September 30, 2004
(in millions, except share data)

	September 30,	December 31,	September 30,
	2005	2004	2004
	(unaudited)		(unaudited)
Liabilities and shareholders' equity
Current liabilities
Short-term debt, including
current maturities of long-term debt	$5.8	$10.7	$13.5
Accounts payable	447.5	387.9	341.1
Accrued expenses	803.0	855.2	838.3
Current liabilities	1,256.3	1,253.8	1,192.9

Long-term liabilities
Debt	726.8	728.4	729.8
Deferred income taxes	153.0	180.3	162.8
Postretirement and postemployment benefits	233.8	236.3	220.8
Other	254.8	235.3	220.5
Long-term liabilities	1,368.4	1,380.3	1,333.9

Shareholders' equity
Common stock; authorized: 200,000,000 shares,
$0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	369.8	358.8	345.6
Retained earnings	1,710.8	1,413.7	1,413.0
Treasury stock, at cost:
5,485,000, 5,709,000 and 6,414,000 shares	(78.7)	(76.5)	(91.9)
Unamortized compensation and other	(6.4)	(6.3)	(5.7)
Accumulated other comprehensive loss	(78.6)	(54.3)	(62.7)
Shareholders' equity	1,993.8	1,712.3	1,675.2

Total liabilities and shareholders' equity	$4,618.5	$4,346.4	$4,202.0

The notes are an integral part of these consolidated statements.

Brunswick Corporation
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30,
(in millions)
(unaudited)
	2005	2004

Cash flows from operating activities
Net earnings	$297.1	$211.0
Depreciation and amortization	118.4	117.5
Changes in noncash current assets and current liabilities	(135.6)	(122.2)
Income taxes	4.5	35.9
Other, net	(31.7)	7.9
Net cash provided by operating activities	252.7	250.1

Cash flows from investing activities
Capital expenditures	(157.8)	(114.0)
Acquisitions of businesses, net of cash and debt acquired	(130.2)	(213.9)
Investments	2.5	(2.6)
Proceeds from investment sale	57.9	-
Proceeds on the sale of property, plant and equipment	13.4	6.8
Other, net	(1.7)	(2.1)
Net cash used for investing activities	(215.9)	(325.8)

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other
short-term debt	4.4	(5.1)
Net proceeds from issuances of long-term debt	-	150.1
Payments of long-term debt including current maturities	(3.8)	(6.0)
Stock repurchases	(15.7)	-
Stock options exercised	14.4	83.9
Net cash provided by (used for) financing activities	(0.7)	222.9

Net increase in cash and cash equivalents	36.1	147.2
Cash and cash equivalents at January 1	499.8	345.9

Cash and cash equivalents at September 30	$535.9	$493.1

Brunswick Corporation
Notes to Consolidated Financial Statements
September 30, 2005, December 31, 2004, and September 30, 2004
(unaudited)

Note 1 - Summary of Significant Accounting Policies

Interim Financial Statements. The unaudited interim consolidated financial statements of Brunswick Corporation (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and disclosures normally included in financial statements and notes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain previously reported amounts have been reclassified to conform with the current-period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K (the 2004 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, December 31, 2004 and September 30, 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. Due to the seasonality of the Company’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal year 2005 ended on April 2, 2005, July 2, 2005 and October 1, 2005, and the first three quarters of fiscal year 2004 ended on April 3, 2004, July 3, 2004 and October 2, 2004.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all of its outstanding stock plans as of September 30:

	Three Months ended September 30		Nine Months ended September 30
(in millions, except per share data)	2005	2004	2005	2004
Net Earnings:
As reported	$88.4	$72.9	$297.1	$211.0
Add: Stock-based employee compensation included in reported earnings, net of tax	1.0	1.9	3.2	4.7
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	1.7	3.2	9.0	8.9
Pro forma	$87.7	$71.6	$291.3	$206.8
Basic earnings per common share:
As reported	$0.90	$0.76	$3.03	$2.22
Pro forma	0.89	0.75	2.98	2.18
Diluted earnings per common share:
As reported	$0.89	$0.75	$3.00	$2.18
Pro forma	0.88	0.74	2.94	2.14

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant date fair value of that award. That cost measured at the grant date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). Although the pronouncement is effective as of July 1, 2005, the SEC has delayed the required adoption date until January 1, 2006. The Company has the choice to use the modified prospective or modified retrospective methods upon adoption.

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

Basic and diluted earnings per share are calculated as follows:

	Three Months ended September 30		Nine Months ended September 30
(in millions, except per share data)	2005	2004	2005	2004

Net earnings	$88.4	$72.9	$297.1	$211.0

Average outstanding shares - basic	98.1	96.2	97.9	95.1
Common stock equivalents	1.2	1.5	1.3	1.7
Average outstanding shares - diluted	99.3	97.7	99.2	96.8

Basic earnings per share	$0.90	$0.76	$3.03	$2.22

Diluted earnings per share	$0.89	$0.75	$3.00	$2.18

Basic shares increased by 1.9 million and 2.8 million in the three-month and nine-month 2005 periods, respectively, primarily due to shares issued upon the exercise of employee stock options.

There were 0.8 million options outstanding as of September 30, 2005, where the exercise price was greater than the average market price of the Company’s shares for the quarterly period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. As of September 30, 2004, there were no options outstanding where the exercise price was greater than the average market price of the Company’s shares. As of September 30, 2005, there were 4.0 million options outstanding, of which 2.3 million are exercisable.

Note 3 - Commitments and Contingencies

Financial Commitments. The Company has entered into arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than the total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from the Company. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The maximum potential liability associated with these customer financing arrangements was approximately $93 million as of September 30, 2005.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase as of September 30, 2005, totaled approximately $173 million.

Based on historical experience, current facts and circumstances the Company has reserves to cover potential losses associated with these guarantee and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit of approximately $58 million and surety bonds of approximately $17 million conditionally guaranteeing obligations on behalf of the Company as of September 30, 2005. These amounts are primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs as appropriate. Under certain circumstances, such as an event of default under the Company’s revolving credit facility or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

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

The Company recorded the following activity related to product warranty liabilities in Accrued expenses and Long-term liabilities-Other as of September 30:

(in millions)
	2005	2004

Balance at January 1	$190.5	$177.9
Provisions for contracts issued	85.4	91.1
Payments made	(88.8)	(73.4)
Aggregate changes for pre-existing warranties	0.7	(0.7)
Balance at September 30	$187.8	$194.9

Legal and Environmental. The Company accrues for litigation and environmental exposure based upon its assessment, made in consultation with counsel, of the most probable outcome of the claim. In light of existing reserves, the Company’s litigation claims and environmental exposures, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial statements. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

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

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in, and related to, this tax court case. The Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement are covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 have been calculated and agreed to with the IRS at the examination level. The Company is awaiting final determination of tax and interest for these taxable years and believes that no additional amounts related to this tax case will be due.

The Company's Bowling & Billiards segment is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former supplier, Shanghai Zhonglu Industrial Company Limited (Zhonglu), a Chinese contract manufacturer. The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and other claims. Final arguments in the matter occurred in August 2005. The Company does not believe that the resolution of this dispute will have a material adverse effect on the Company's financial condition or results of operations.

Refer to Note 9 to the consolidated financial statements of the 2004 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2004.

Note 4 - Segment Data

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the three months ended September 30:

	Net Sales		Operating Earnings
(in millions)
	2005	2004	2005	2004

Marine Engine	$643.4	$575.5	$64.9	$70.7
Boat	682.7	567.3	38.0	36.1
Marine eliminations	(130.1)	(107.1)	--	--
Total Marine	1,196.0	1,035.7	102.9	106.8

Fitness	127.4	132.2	14.2	8.4
Bowling & Billiards	111.9	106.6	5.7	4.0
Eliminations	(0.7)	(1.3)	--	--
Corporate/Other	--	--	(16.9)	(19.9)
Total	$1,434.6	$1,273.2	$105.9	$99.3

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the nine months ended September 30:

	Net Sales		Operating Earnings
(in millions)
	2005	2004	2005	2004

Marine Engine	$2,004.5	$1,768.6	$223.9	$208.9
Boat	2,102.4	1,709.2	162.3	125.1
Marine eliminations	(383.0)	(287.2)	--	--
Total Marine	3,723.9	3,190.6	386.2	334.0

Fitness	375.3	385.1	25.7	20.5
Bowling & Billiards	338.3	322.6	22.0	21.7
Eliminations	(3.2)	(2.8)	--	--
Corporate/Other	--	--	(57.2)	(58.9)
Total	$4,434.3	$3,895.5	$376.7	$317.3

Note 5 - Acquisitions

In the first nine months of 2005, consideration paid for acquisitions was as follows:

(in millions)
Date	Description	Net Cash Consideration	Other Consideration	Total Consideration

2/07/05	Benrock, Inc.	$4.2	$--	$4.2
2/28/05	Albemarle Boats, Inc.	9.2	--	9.2
4/21/05	Sea Pro, Sea Boss and Palmetto boats	1.0	--	1.0
4/29/05	MX Marine, Inc.	2.4	--	2.4
5/27/05	Triton Boat Company, L.P.	58.4	4.4	62.8
6/20/05	Supra-Industria Textil, Lda. (51 percent)	7.8	0.9	8.7
6/27/05	Marine Innovations Warranty Corporation	2.3	--	2.3
7/7/05	Kellogg Marine, Inc.	39.7	--	39.7
9/16/05	Harris Kayot Marine, LLC	4.8	--	4.8
	Other	0.4	--	0.4
		$130.2	$5.3	$135.5

The Company acquired the receivables, inventory, property and equipment of Benrock, Inc. (Benrock) for $4.2 million. Benrock is a distributor of marine parts and expands the Company’s geographic coverage of its parts and accessories businesses distribution network. The post-acquisition results of Benrock are included in the Boat segment.

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

The Company made a final payment of $1.0 million for the December 31, 2004 acquisition of Sea Pro, Sea Boss and Palmetto boats. This payment was based on finalization of the closing balance sheet.

The Company acquired certain assets of MX Marine, Inc. (MX Marine) for $2.4 million. MX Marine manufactures global-positioning systems, navigation systems and other marine electronics for the commercial market. The acquisition of MX Marine provides a new channel for the Company’s offerings of global-positioning systems, navigation systems and other marine electronics. The post-acquisition results of MX Marine are included in the Marine Engine segment.

The Company acquired the outstanding stock of Triton Boat Company, L.P. (Triton), a manufacturer of fiberglass bass and saltwater boats, and aluminum fishing boats ranging in length from 12 to 35 feet. The Company funded this acquisition through cash consideration of $58.4 million and the assumption of debt. The acquisition of Triton adds bass boats to the Company’s product lineup, as well as a broader range of saltwater and aluminum fishing boats. The post-acquisition results of Triton are included in the Boat segment.

The Company exercised its contractual right to acquire its joint venture partner’s 51.0 percent interest in Supra-Industria Textil, Lda. (Valiant), a Portuguese manufacturer of the Valiant brand of rigid inflatable boats, for $7.8 million, and the assumption of debt. The Company is now the sole owner of Valiant. The post-acquisition results of Valiant are included in the Marine Engine segment.

The Company made an additional payment of $2.3 million for the April 1, 2004 acquisition of Marine Innovations Warranty Corporation (Marine Innovations). This payment was required under the purchase agreement as Marine Innovations fulfilled earnings targets.

The Company acquired the net assets of Kellogg Marine, Inc. (Kellogg) for $39.7 million. Kellogg is a leading distributor of marine parts and accessories headquartered in Old Lyme, Connecticut. The acquisition of Kellogg complements the Company’s previous acquisitions of Benrock and Land ‘N’ Sea and provides a distribution hub in the northeastern United States. The post-acquisition results of Kellogg are included in the Boat segment.

The Company acquired the outstanding stock of Harris Kayot Marine, LLC. (HarrisKayot), a builder of pontoon boats, fiberglass runabouts and deckboats ranging in length from 20 to 26 feet, for $4.8 million. This acquisition will advance the Company’s position in the pontoon market and complement the Company’s existing boat portfolio with premium runabout and deckboat product lines. The post-acquisition results of HarrisKayot are included in the Boat segment.

These acquisitions were not material to the Company’s results of operations or total assets in the quarterly and year-to-date periods. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance; however, they did contribute to approximately 48 percent and 36 percent of the increase in net sales in the 2005 quarterly and year-to-date periods, respectively, compared with the 2004 quarterly and year-to-date periods.

In the first nine months of 2004, consideration paid for acquisitions was as follows:

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

The Company acquired the net assets, including working capital and other intangibles, of Marine Innovations, a provider of extended warranty protection for the marine industry, for $5.3 million. This acquisition expands the financial services offered by the Company to its dealers. The purchase agreement provides for additional consideration of up to $6.0 million based on financial performance during the years 2004, 2005 and 2006. The post-acquisition results of Marine Innovations are included in the Boat segment.

The Company acquired the remaining 30 percent of outstanding stock of Navman NZ Limited (Navman), a New Zealand-based manufacturer of marine electronics and global positioning system-based products, including in-vehicle navigation systems. The Company purchased 70 percent of the outstanding stock of Navman in 2003. Consideration for the remaining outstanding stock of Navman was funded through cash and 410,287 shares of the Company’s common stock. The acquisition of Navman complements the Company’s expansion into marine-based electronics and allows for additional growth in markets outside of the Company’s core marine operations. The results of operations of Navman, which was consolidated in the financial statements in 2003, are included in the Marine Engine segment.

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

Note 6 - Investments

As of September 30, 2005 and 2004, the Company’s investment in Brunswick Acceptance Company, LLC (BAC), totaled $29.3 million and $24.1 million, respectively, compared with $35.9 million and $22.0 million at December 31, 2004 and 2003, respectively. The decrease in the net investment during 2005 reflects adjustments to capital required to maintain the Company’s required 49 percent equity investment. See Note 8 - Financial Services, for more details on this joint venture. Refer to Note 6 to the consolidated financial statements in the 2004 Form 10-K for further detail relating to the Company’s investments.

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

As of December 31, 2004, the Company’s investment in MarineMax was recorded in the Consolidated Balance Sheets in Other assets-Investments at its fair market value of $55.4 million with the unrealized after-tax gain of $22.8 million ($37.3 million pre-tax) included as a part of Shareholders’ equity in Accumulated other comprehensive loss.

Note 7 - Comprehensive Income

Accumulated other comprehensive income (loss) includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized gains and losses on derivatives and investments, all net of tax. Comprehensive income was as follows:

	Three Months ended September 30		Nine Months ended September 30
(in millions)	2005	2004	2005	2004

Net earnings	$88.4	$72.9	$297.1	$211.0
Other comprehensive income:
Foreign currency cumulative translation adjustment	(1.1)	2.9	(15.1)	2.7
Net change in unrealized gains and losses on investments	(0.3)	(2.4)	(23.2)	5.0
Net change in accumulated unrealized derivative gains and losses	2.0	(2.4)	14.0	1.8
Total other comprehensive income (loss)	0.6	(1.9)	(24.3)	9.5
Comprehensive income	$89.0	$71.0	$272.8	$220.5

The net change in unrealized gains and losses on investments in the nine months ended 2005 was primarily due to sale of the Company’s investment in MarineMax. Refer to Note 6 - Investments, for details on the sale.

There was no impact due to the minimum pension liability adjustment in either period as it is adjusted annually in the fourth quarter.

Note 8 - Financial Services

The Company has a joint venture, BAC, with GE Commercial Finance (GECF). Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

Brunswick Financial Services Corporation’s (BFS), a wholly-owned subsidiary of the Company, contributed equity in BAC is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement. BFS’s investment in BAC is unconsolidated and accounted for by the Company under the equity method and is recorded as a component of Investments in its Consolidated Balance Sheets. The Company records income or losses in BAC based upon its ownership percentage in the joint venture in Other income in its Consolidated Statements of Income.

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC at September 30, 2005 was $29.3 million. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC. The net finance receivables associated with BAC as of September 30, 2005 and 2004 were $554.6 million and $373.0 million, respectively.

The Company’s sales of receivables to BAC were as follows:

	Three Months ended September 30		Nine Months ended September 30
(in millions)	2005	2004	2005	2004

Receivables sold	$221.6	$218.8	$710.6	$724.5
Discounts	1.6	1.9	5.3	5.0
Cash received	$220.0	$216.9	$705.3	$719.5

Discounts were recorded as an expense in Other income in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $109.2 million as of September 30, 2005, up from $103.7 million at December 31, 2004. BAC will continue to purchase and service a significant portion of Mercury Marine’s domestic accounts receivable on an ongoing basis. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.7 million and $1.8 million for the nine months ended 2005 and 2004, respectively, for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

The Company has a retained interest in certain receivables sold to BAC. This retained interest results from recourse provided to BAC in the event of customer non-payment. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of these receivables as a secured obligation. As of September 30, 2005, there were $43.1 million of such receivables which had been retained on the Company’s consolidated balance sheet in Accounts and notes receivable, with a corresponding liability included in Accrued expenses. The Company’s maximum exposure to these receivables is $24.6 million, which is included in the amounts disclosed in Note 3 - Commitments and Contingencies.

BFS recorded income related to the operations of BAC of $1.6 million and $0.6 million for the quarters ended September 30, 2005 and 2004, respectively, and $6.8 million and $2.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Note 9 - Income Taxes

The Company’s effective tax rate for the three month period ending September 30, 2005 was 11.1 percent compared with 20.5 percent for the same period of 2004.

The Company has historically provided deferred taxes under APB No. 23, “Accounting for Income Taxes-Special Areas,” for the presumed ultimate repatriation to the United States of earnings from all foreign subsidiaries and unconsolidated affiliates. APB No. 23 allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States. As disclosed in the 2004 Form 10-K, the Company provided deferred taxes, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates, as those earnings may have been repatriated in future years.

As of the beginning of the third quarter 2005, the Company determined that approximately $52 million of undistributed earnings of certain foreign subsidiaries will be indefinitely reinvested outside the United States. These earnings will provide the Company with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift the Company’s acquisition focus to Europe and Asia. The Company's current intentions meet the indefinite reversal criteria of APB 23. As a result of the APB 23 change in assertion and related refinements in the Company’s deferred tax calculations, the Company reduced its tax liabilities related to undistributed foreign earnings by approximately $10.5 million.

Also in the third quarter of 2005, the Company filed its 2004 federal tax return. As a result of refinements in tax calculations, the Company reflected increased foreign export tax benefits generating a lower tax liability of approximately $5.2 million.

In the third quarter of 2004, the Company reduced its tax reserves by approximately $10.0 million primarily due to the completion of routine tax audit examinations of tax years 1998 through 2001.  In addition, during the third quarter of 2004, the Company reduced its projected full year effective tax rate from 33.0 percent to 32.5 percent due to projected higher foreign and state earnings in lower effective tax rate jurisdictions.

The Company’s effective tax rate for the nine month period ending September 30, 2005 was 25.5 percent, compared with 29.1 percent for the same period in 2004.  In addition to the factors discussed in the quarterly periods above, the 2005 year-to-date effective tax rate was affected by the utilization of previously unrecognized capital loss carryforwards incurred in connection with the gain on sale of the MarineMax stock as discussed in Note 6 - Investments, as well as, refined tax planning strategies and projected higher foreign earnings in lower effective-tax-rate jurisdictions.

Note 10 - Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. See Note 13 to the consolidated financial statements in the 2004 Form 10-K for details on these plans.

Pension and other postretirement benefit (income) costs included the following components for the three months ended September 30:

			Other
	Pension Benefits		Postretirement Benefits
(in millions)	2005	2004	2005	2004

Service cost	$4.6	$4.3	$0.7	$0.6
Interest cost	14.6	14.3	1.4	1.4
Expected return on plan assets	(18.2)	(16.5)	--	--
Amortization of prior service costs	1.8	1.5	(0.5)	(0.5)
Amortization of net actuarial loss	3.5	3.4	0.2	0.1
Net pension and other benefit cost	$6.3	$7.0	$1.8	$1.6

Pension and other postretirement benefit (income) costs included the following components for the nine months ended September 30:

			Other
	Pension Benefits		Postretirement Benefits
(in millions)	2005	2004	2005	2004

Service cost	$14.0	$13.0	$2.0	$1.8
Interest cost	43.8	42.7	4.3	4.3
Expected return on plan assets	(54.5)	(49.5)	--	--
Amortization of prior service costs	5.5	4.5	(1.5)	(1.6)
Amortization of net actuarial loss	10.1	10.1	0.6	0.5
Curtailment loss	0.8	--	--	--
Net pension and other benefit cost	$19.7	$20.8	$5.4	$5.0

Employer Contributions. The Company previously disclosed in the 2004 Form 10-K that it expected to contribute $27.2 million to the Company’s pension plans in 2005. As of September 30, 2005, the Company has contributed $26.8 million and expects to contribute an additional $0.4 million during the remainder of the year. The Company’s plans for additional contributions are subject to, among other items, equity market returns and discount rate movements.

Note 11 - Revolving Credit Facility

In the second quarter of 2005, the Company and certain of its domestic and foreign subsidiaries entered into a new $650.0 million revolving credit facility (the “Facility”). The Facility has a term of five years, with the option to extend the term for an additional one year on each anniversary of the Facility. Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by JPMorgan Chase Bank, N.A. or the Federal Funds effective rate plus 50 basis points, or a rate tied to LIBOR. The Company pays a facility fee of 10 basis points per annum, which is subject to adjustment based on credit ratings. Under the terms of the Facility, the Company is subject to a leverage test, as well as restrictions on secured debt. The Company was in compliance with these covenants at September 30, 2005. There were no borrowings under the Facility during the third quarter of 2005, and the Facility continues to serve as support for any outstanding commercial paper borrowings. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company had borrowing capacity of $593.4 million under the terms of this agreement at September 30, 2005, net of outstanding letters of credit. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

Note 12 - Share Repurchase Program

In the second quarter of 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, which will be funded with available cash. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company repurchased approximately 0.4 million shares under this program during the third quarter of 2005 for $15.7 million.  In October 2005, the Company purchased an additional 1.0 million shares for $37.8 million.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview and Outlook

Sales increased 13 percent and 14 percent in the third quarter and nine-month periods ended September 30, 2005 to $1.4 billion and $4.4 billion, respectively, with gains reported primarily by the Marine Engine and Boat segments. Acquisitions accounted for approximately 48 percent and 36 percent of the sales gain in the three month and nine month periods ended September 30, 2005, respectively. Higher sales volumes, product prices and successful cost reduction initiatives contributed to an increase in operating earnings to $105.9 million and $376.7 million in the three month and nine month periods, respectively.

Looking ahead to the rest of 2005, the Company estimates that industry growth, coupled with market share gains, success of new products, improved pricing and the full-year impact of acquisitions completed in 2005 and 2004, will result in an approximately 13 to 14 percent overall sales gain for the year. Operating earnings are expected to improve in 2005, benefiting from higher volumes, improved pricing, market success of new product introductions, as well as the Company’s ongoing focus on effective cost management. These gains will be partially offset by the margin impact of the industry’s transition to low-emission outboard engines, higher research and development expenses for new products, start-up costs related to the opening of the Company’s new manufacturing engine facility in China, additional investment spending to further the Company’s global manufacturing footprint in Japan, Mexico and Hungary, expenses to enhance infrastructure in the European, Asia-Pacific and Latin American regions, and costs to upgrade our information technology systems.

Matters Affecting Comparability

Acquisitions. The Company’s operating results for 2005 include the operating results for acquisitions completed in 2005 and 2004. Approximately 48 percent and 36 percent of the increase in the three month and year-to-date 2005 sales, respectively, when compared with the same periods of 2004, can be attributed to the following acquisitions:

Date	Description	Segment

4/01/04	Lowe, Lund, Crestliner	Boat
12/31/04	Sea Pro, Sea Boss and Palmetto	Boat
2/28/05	Albemarle Boats, Inc. (Albemarle)	Boat
5/27/05	Triton Boat Company, L.P. (Triton)	Boat
6/20/05	Supra-Industria Textil, Lda. (Valiant)	Marine Engine
7/7/05	Kellogg Marine, Inc. (Kellogg)	Boat

The Lowe, Lund, and Crestliner boat brands provide the Company with the opportunity to offer products in all major aluminum boat segments and to leverage engine synergies with the Company’s Mercury Marine division. The Sea Pro, Sea Boss and Palmetto boat brands provide the Company with the opportunity to offer a distinctive array of offshore saltwater fishing boats. Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats. Triton adds bass boats to the Company’s product lineup, as well as a broader range of saltwater and aluminum fishing boats. Kellogg complements the Company’s previous acquisitions of Benrock and Land ‘N’ Sea and provides an essential distribution hub in the northeastern United States. The Valiant brand of rigid inflatable boats enhances the Company’s offerings in Europe.

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended September 30:

			Increase/(Decrease)
			vs. 2004
(in millions)	2005	2004	$	%

Net sales	$1,434.6	$1,273.2	$161.4	12.7%
Gross margin (A)	$333.0	$317.0	$16.0	5.0%
Operating earnings	$105.9	$99.3	$6.6	6.6%
Net earnings	$88.4	$72.9	$15.5	21.3%

Diluted earnings per share	$0.89	$0.75	$0.14	18.7%

Expressed as a percentage of net sales (B):
Gross margin	23.2%	24.9%		(170) bpts
Selling, general and administrative expense	13.3%	14.6%		(130) bpts
Operating margin	7.4%	7.8%		(40) bpts

bpts=basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.
(B)	Percentages are determined by using the following numerators expressed as a percentage of Net sales: Gross margin as defined in (A), Selling, general and administrative expense and Operating earnings as presented in the Consolidated Statements of Income.

The increase in net sales was primarily due to the Marine Engine and Boat segments. Approximately 52 percent of the increase in net sales was from organic growth, defined as net sales from the Company’s businesses that have operating results in comparable periods presented. Growth in international markets, higher sales of marine electronics and navigation products, and favorable pricing contributed to the increase in Marine Engine segment net sales. Organic Boat segment net sales increased due to increased wholesale shipments of fiberglass boats and favorable pricing, partially offset by lower sales of aluminum boats as the Company continues to limit wholesale shipments in an effort to reduce dealer inventories. The Fitness segment net sales decreased slightly as a result of the divestiture of the Omni Fitness (Omni) retail stores in the fourth quarter of 2004. The Bowling & Billiards segment net sales increased due to higher sales of bowling equipment, and increased bowling center revenues partly as a result of new bowling centers in 2005, partially offset by the disposition of four bowling centers in 2005 and three in 2004.

The decrease in gross margin percentage in the third quarter of 2005 compared with the same period last year was primarily due to a higher sales mix of lower margin low-emission outboard engines, lower fixed cost absorption and inefficiencies due to lower production rates as a result of the Company’s effort to reduce customer inventory levels, additional investments to expand the Company’s global manufacturing footprint in China, Europe and Mexico, and start-up expenses associated with the new line of Verado engines. These decreases were partially offset by favorable pricing, increased wholesale shipments of higher-margin larger boats, and improved fitness revenues from higher-margin cardiovascular equipment.

The increase in operating earnings was primarily due to the same gross margin factors noted above, approximately $3.0 million of lower corporate variable compensation costs, and the elimination of operating expenses associated with the divestiture of the Omni retail stores in the fourth quarter of 2004. Impacting operating earnings were expenses associated with the integration of acquisitions completed in 2004 and 2005, higher marketing and promotional activities related to new product introductions in the Boat and Marine Engine segments, higher research and development expenses, and costs to enhance infrastructure in the European region.

Interest expense increased $1.4 million in the third quarter of 2005 compared with the same period in 2004, primarily due to the effects of higher short-term interest rates.

Other income increased to $7.0 million in the third quarter of 2005 compared with $4.4 million in the same period last year, primarily due to improved results from Brunswick Financial Services, as described in Note 8 - Financial Services, to the Consolidated Financial Statements, interest income and the Cummins MerCruiser Diesel Marine LLC joint venture.

The Company’s effective tax rate for the three months ending September 30, 2005 was 11.1 percent compared with 20.5 percent in the same period last year. The lower effective tax rate in the three months ending September 30, 2005 was primarily due to a reduction in deferred tax liabilities arising from other non-recurring tax benefits of approximately $15.7 million as discussed in Note 9 - Income Taxes, to the Consolidated Financial Statements. In addition, for the three months ending September 30, 2005 the Company reduced its projected full year effective tax rate from 32.0 percent to 30.6 percent due to refined tax planning strategies and projected higher earnings in lower effective-tax-rate jurisdictions. Excluding the non-recurring tax benefits of $15.7 million as discussed in Note 9- Income Taxes, to the Consolidated Financial Statements, the Company’s effective tax rate for the three months ended September 30, 2005 was 26.9 percent. In the three months ending September 30, 2004 the Company reduced its tax reserves by approximately $10.0 million due to the completion of routine tax audit examinations of tax years 1998 through 2001, as well as reduced its projected full year effective tax rate from 33.0 percent to 32.5 percent due to projected higher foreign and state earnings in lower effective-tax-rate jurisdictions. Excluding the $10.0 million reduction in tax reserves, the Company’s effective tax rate for the three months ending September 30, 2004 was 31.3 percent. Management believes that the presentation of the effective tax rate, excluding both the reduction in tax liabilities and other non-recurring tax benefits, provides a more meaningful comparison because the reduction in tax liabilities and the non-recurring tax benefits are unique to their respective periods and, accordingly, there are no comparable items in either 2005 or 2004.

Net earnings and diluted earnings per share increased primarily due to the same factors discussed above in operating earnings, and as a result of the lower effective tax rate. Excluding the non-recurring tax benefits, net earnings and diluted earnings per share would have been $72.7 million and $62.9 million, respectively, and $0.73 and $0.65 per diluted share, respectively. Management believes that presentation of net earnings and diluted earnings per share excluding these tax reserve reductions and non-recurring tax benefits provide a more meaningful comparison because the tax reserve reduction and non-recurring tax benefits are unique to their respective periods and, accordingly, there are no comparable items in either 2005 or 2004.

Weighted average common shares outstanding used to calculate diluted earnings per share increased to 99.3 million in the third quarter of 2005 from 97.7 million in the third quarter of 2004. The increase in average shares outstanding was primarily due to the exercise of stock options during 2005 and 2004, partially offset by the repurchase of approximately 0.4 million shares as discussed in Note 12 - Share Repurchase Program, to the Consolidated Financial Statements.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the nine months ended September 30:

			Increase/(Decrease)
			vs. 2004
(in millions)	2005	2004	$	%

Net sales	$4,434.3	$3,895.5	$538.8	13.8%
Gross margin (A)	$1,087.5	$982.1	$105.4	10.7%
Operating earnings	$376.7	$317.3	$59.4	18.7%
Net earnings	$297.1	$211.0	$86.1	40.8%

Diluted earnings per share	$3.00	$2.18	$0.82	37.6%

Expressed as a percentage of net sales (B):
Gross margin	24.5%	25.2%		(70) bpts
Selling, general and administrative expense	13.6%	14.7%		(110) bpts
Operating margin	8.5%	8.1%		40 bpts

bpts=basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.
(B)	Percentages are determined by using the following numerators expressed as a percentage of Net sales: Gross margin as defined in (A), Selling, general and administrative expense and Operating earnings as presented in the Consolidated Statements of Income.

The increase in net sales was primarily due to the Marine Engine and Boat segments. Approximately 64 percent of the increase in net sales was from organic growth, defined as net sales from the Company’s businesses that have operating results in comparable periods presented. The factors that drove the net sales increase are primarily the same as described in the quarterly period above.

The decrease in gross margin percentage in the first nine months of 2005 compared with the same period last year was primarily due to the same factors as described in the quarterly discussion. Additionally, gross margin percentage was unfavorably impacted by competitive pricing pressures internationally and increased freight and installation costs in the Fitness segment during the first half of 2005.

The increase in operating earnings was primarily due to the increase in net sales, the factors affecting gross margin percentage, and the additional factors affecting operating earnings as described in the quarterly period.

Interest expense increased $7.0 million in the first nine months of 2005 compared with the same period in 2004, primarily due to the issuance of debt in 2004 and the effects of higher short-term interest rates. See Note 12 in the 2004 Form 10-K for details on the issuance of the debt.

Other income increased to $23.0 million in the first nine months of 2005 compared with $13.0 million in the same period last year, primarily due to improved results from Brunswick Financial Services, as described in Note 8 - Financial Services, to the Consolidated Financial Statements, and higher income from the Cummins MerCruiser Diesel Marine LLC joint venture.

The Company’s effective tax rate for the nine months ending September 30, 2005 was 25.5 percent compared with 29.1 percent in the same period last year. The lower effective tax rate was primarily due to the utilization of previously unrecognized capital loss carryforwards incurred in connection with the gain on sale of the MarineMax stock as discussed in Note 6 - Investments, to the Consolidated Financial Statements and a reduction in tax reserves and other non-recurring tax benefits of approximately $15.7 million as discussed in Note 9 - Income Taxes, to the Consolidated Financial Statements. Excluding the tax effect on this gain, the tax reserve reduction and other non-recurring tax benefits, the Company’s effective tax rate for the nine months ending September 30, 2005 was 30.6 percent. In the nine months ending September 30, 2004, the Company reduced its tax reserves approximately $10.0 million due to the completion of audit examinations of certain open tax years. Excluding the $10.0 million reduction in tax reserves, the Company effective tax rate for the nine months ending September 30, 2004 was 32.5 percent. Management believes that presentation of the effective tax rate, excluding the investment sale gain and other non-recurring tax benefits in both years, provides a more meaningful comparison because the investment sale gain and non-recurring tax benefits are unique to their respective periods and, accordingly, there are no comparable items in either 2005 or 2004.

Net earnings and diluted earnings per share increased primarily due to the same factors discussed above in operating earnings, as a result of the gain on sale of the Company’s investment in MarineMax, and the lower effective tax rate. See Note 6 - Investments, to the Consolidated Financial Statements for details on this gain. Excluding this gain, the tax reserve reduction in both periods and other non-recurring tax benefits, net earnings and diluted earnings per share would have been $249.9 million and $201.0 million, respectively, and $2.52 and $2.08 per diluted share, respectively. Management believes that presentation of the net earnings and diluted earnings per share, excluding this gain and non-recurring tax benefits, provides a more meaningful comparison because the investment sale gain and non-recurring tax benefits are unique to their respective periods and, accordingly, there are no comparable items in either 2005 or 2004.

Weighted average common shares outstanding used to calculate diluted earnings per share increased to 99.2 million in the first nine months of 2005 from 96.8 million in the same period of 2004. The increase in average shares outstanding was primarily due to the exercise of stock options during 2005 and 2004 partially offset by the repurchase of approximately 0.4 million shares as discussed in Note 12 - Share Repurchase Program, to the Consolidated Financial Statements.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended September 30:

			Increase/(Decrease) vs. 2004
(in millions)	2005	2004	$	%

Net sales	$643.4	$575.5	$67.9	11.8%
Operating earnings	$64.9	$70.7	$(5.8)	(8.2)%
Operating margin	10.1%	12.3%		(220) bpts
Capital expenditures	$31.2	$19.6	$11.6	59.2%

bpts=basis points

Marine Engine segment net sales, which include the Company’s Mercury Marine and Brunswick New Technologies (BNT) operations, increased primarily due to higher revenues from outboard engines and sterndrive engines as a result of growth in international and domestic markets, higher sales of marine electronics and navigation products in international markets, favorable pricing, and growth in the marine parts and services businesses.

The decrease in operating earnings was primarily due to a higher mix of shipments towards lower margin low-emission outboard engines, lower fixed cost absorption and inefficiencies due to a reduction in engine production rates, increased marketing and promotional activities for the four-cylinder supercharged Verado engines and new products at BNT, higher research and development expense for products at BNT, and start-up costs associated with both the outboard engine manufacturing facility in China and the new line of four-cylinder supercharged Verado engines. These factors were partially offset by favorable pricing, reduced warranty costs as a result of quality improvements, and a reduction in bad debt reserves due to improved international customer payment performance.

The increase in capital expenditures was primarily due to investments for the development of the new line of 75, 90 and 115 horsepower naturally aspirated, four-stroke outboard engines.

The following table sets forth Marine Engine segment results for the nine months ended September 30:

			Increase/(Decrease) vs. 2004
(in millions)	2005	2004	$	%

Net sales	$2,004.5	$1,768.6	$235.9	13.3%
Operating earnings	$223.9	$208.9	$15.0	7.2%
Operating margin	11.2%	11.8%		(60) bpts
Capital expenditures	$66.6	$48.5	$18.1	37.3%

bpts=basis points

Marine Engine segment net sales increased primarily due to the same factors as described above in the quarterly period.

The increase in operating earnings was primarily due to favorable pricing, reduced warranty costs as a result of quality improvements, and a reduction in bad debt reserves due to improved international customer payment performance. These factors were partially offset by a higher mix of shipments towards lower margin low-emission outboard engines, increased marketing and promotional activities for the four-cylinder supercharged Verado engines and new products at BNT, higher research and development expense for products at BNT, and start-up costs associated with both the outboard engine manufacturing facility in China and the new line of four-cylinder supercharged Verado engines.

The increase in capital expenditures was primarily due to investments for the development of the new line of 75, 90 and 115 horsepower naturally aspirated, four-stroke outboard engines and for the four-cylinder supercharged Verado engines.

Boat Segment

The following table sets forth Boat segment results for the three months ended September 30:

			Increase/(Decrease) vs. 2004
(in millions)	2005	2004	$	%

Net sales	$682.7	$567.3	$115.4	20.3%
Operating earnings	$38.0	$36.1	$1.9	5.3%
Operating margin	5.6%	6.4%		(80) bpts
Capital expenditures	$26.5	$13.3	$13.2	99.3%

bpts=basis points

Approximately 35 percent of the increase in Boat segment net sales was due to organic growth. This organic sales increase was primarily due to favorable pricing, higher shipments of fiberglass boats driven by the success of new models and an increase in sales of boat parts and accessories. This increase was partially offset by a decrease in sales of freshwater aluminum boats as the Company continues to limit wholesale shipments in an effort to reduce dealer inventories. Acquisitions completed since the third quarter of 2004 accounted for the remainder of the increase in segment net sales.

The increase in operating earnings was due to higher sales of fiberglass boats, improved pricing and a favorable mix of higher margin larger boats partially offset by lower earnings from the Company’s freshwater aluminum boat brands, lower fixed cost absorption and inefficiencies due to reduced production rates, increased discounting to dealers, and higher marketing and promotional expenses for the introduction of new models.

The increase in capital expenditures was primarily for the acquisition of a boat plant in North Carolina and tooling required for the production of new models.

The following table sets forth Boat segment results for the nine months ended September 30:

			Increase vs. 2004
(in millions)	2005	2004	$	%

Net sales	$2,102.4	$1,709.2	$393.2	23.0%
Operating earnings	$162.3	$125.1	$37.2	29.7%
Operating margin	7.7%	7.3%		40 bpts
Capital expenditures	$53.2	$36.8	$16.4	44.6%

bpts=basis points

Approximately 52 percent of the increase in Boat segment net sales was due to organic growth. Organic growth in net sales and operating earnings was primarily due to the same factors as described above for the quarterly period.

The increase in capital expenditures was primarily for the acquisition of a boat plant in North Carolina, tooling required for the production of new models and investments in closed mold manufacturing equipment.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended September 30:

			Increase/(Decrease) vs. 2004
(in millions)	2005	2004	$	%

Net sales	$127.4	$132.2	$(4.8)	(3.6)%
Operating earnings	$14.2	$8.4	$5.8	69.0%
Operating margin	11.1%	6.4%		470 bpts
Capital expenditures	$2.7	$2.7	$--	--

bpts=basis points

There were no comparable net sales from Omni Fitness (Omni) retail stores in the third quarter of 2005, consequently, management believes that presentation of net sales excluding the net sales from Omni provides a more meaningful comparison with the prior period.  The decrease in net sales was primarily attributable to the divestiture of Omni retail stores in the fourth quarter of 2004.  Excluding the net sales associated with the divestiture of Omni from the third quarter of 2004, net sales in the third quarter of 2005 were $127.4 million compared with $127.9 million in the third quarter of 2004.  Overall sales were flat in the domestic market, while sales internationally decreased slightly due to continued pricing pressures.

The increase in operating earnings was primarily due to an increased mix of domestic sales of higher-margin cardiovascular equipment, the absence of Omni operating expenses in the third quarter of 2005, and successful cost reduction initiatives. These factors were partially offset by competitive pricing pressures in the European market, and higher freight and installation costs.

Capital expenditures in the third quarter of 2005 and 2004 were primarily related to tooling and software development related to new products. Additionally, 2004 costs included those associated with the manufacturing plant expansion at the Company’s Hungarian manufacturing facility.

The following table sets forth Fitness segment results for the nine months ended September 30:

			Increase/(Decrease) vs. 2004
(in millions)	2005	2004	$	%

Net sales	$375.3	$385.1	$(9.8)	(2.5)%
Operating earnings	$25.7	$20.5	$5.2	25.4%
Operating margin	6.8%	5.3%		150 bpts
Capital expenditures	$8.3	$6.3	$2.0	31.7%

bpts=basis points

The decrease in net sales was primarily attributable to the divestiture of the Omni retail stores in 2004. Excluding the net sales associated with the divestiture of Omni from the first nine months of 2004, net sales in the first nine months of 2005 increased by $8.1 million to $375.3 million from $367.2 million in the same period of 2004. Management believes that presentation of net sales excluding the net sales from Omni provides a more meaningful comparison to the prior-period because there were no comparable net sales from Omni in the first nine months of 2005. This increase in net sales was primarily due to increased commercial sales of cardiovascular equipment in the domestic and international markets.

Operating earnings increased as a result of the increase in the sales mix of higher-margin cardiovascular equipment, lower manufacturing costs and the absence of Omni operating expenses in the first nine months of 2005 partially offset by competitive pricing pressures internationally, and higher material costs.

Capital expenditures for 2005 were primarily related to tooling and software development related to new products, as well as equipment for the Hungarian manufacturing facility. In 2004, costs were primarily related to the Fitness headquarters relocation and additional factory equipment purchases.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended September 30:

			Increase vs. 2004
(in millions)	2005	2004	$	%

Net sales	$111.9	$106.6	$5.3	5.0%
Operating earnings	$5.7	$4.0	$1.7	42.5%
Operating margin	5.1%	3.8%		130 bpts
Capital expenditures	$10.1	$5.9	$4.2	71.2%

bpts=basis points

Bowling & Billiards segment net sales increased due to a higher sales volume of bowling equipment primarily in Europe and Asia, and higher bowling center revenues partly from two new bowling centers acquired in 2005. These increases were partially offset by the disposition of four bowling centers in 2005 and three bowling centers in 2004 and lower sales of billiard tables and products.

The increase in operating earnings was primarily due to the increased sales volume and a gain on the sale of a bowling center. This increase was partially offset by expenses related to the dispute with a Chinese supplier as discussed in Note 3 - Commitments and Contingencies, to the Consolidated Financial Statements, as well as costs and other expenses associated with the transfer of bowling ball production from the segment’s Muskegon, Michigan, facility to Mexico.

Capital expenditures in the third quarter of 2005 were primarily related to the costs incurred in the development of three new bowling centers. In the third quarter of 2004, capital expenditures were primarily related to normal capital requirements at existing centers.

The following table sets forth Bowling & Billiards segment results for the nine months ended September 30:

			Increase/(Decrease) vs. 2004
(in millions)	2005	2004	$	%

Net sales	$338.3	$322.6	$15.7	4.9%
Operating earnings	$22.0	$21.7	$0.3	1.4%
Operating margin	6.5%	6.7%		(20) bpts
Capital expenditures	$24.0	$21.4	$2.6	12.1%

bpts=basis points

Bowling & Billiards segment net sales increased primarily due to the same factors as discussed in the quarterly period.

Operating earnings increased $0.3 million primarily due to an increase in sales and a gain on the sale of three bowling centers. These factors were mostly offset by expenses related to the dispute with a Chinese supplier as discussed in Note 3 - Commitments and Contingencies, to the Consolidated Financial Statements, and costs associated with the transfer of bowling ball production from the segment’s Muskegon, Michigan facility to Mexico and an unfavorable mix of lower-margin billiard products.

Capital expenditures in 2005 were primarily related to the costs incurred in the development of five new bowling centers. In the third quarter of 2004, capital expenditures were primarily related to normal capital requirements of existing centers, as well as costs associated with the construction of two new bowling centers.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of cash flow for the nine months ended September 30:

(in millions)	2005	2004

Net cash provided by operating activities	$252.7	$250.1
Net cash provided by (used for):
Capital expenditures	(157.8)	(114.0)
Pretax proceeds from investment sale	57.9	--
Other, net	11.7	4.7
Free cash flow *	$164.5	$140.8

*	The Company defines Free cash flow as cash flow from operating and investing activities (excluding cash used for acquisitions and investments) excluding financing activities. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that this financial measure, and the information it provides, is useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

The Company’s major sources of funds for investments, acquisitions, dividend payments and share repurchases are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first nine months of 2005, net cash provided by operating activities totaled $252.7 million compared with $250.1 million in the same period of 2004.

The slight increase in net cash provided by operating activities in the first nine months of 2005 was primarily due to an increase in net earnings partially offset by increased tax payments and cash used to fund working capital (defined as non-cash current assets less current liabilities). The greater use of cash to fund working capital in the first nine months of 2005 was primarily attributable to higher variable compensation payments, partially offset by reduced growth in accounts receivable as a result of improved collections and a lower build in inventories.

Cash flows from investing activities included capital expenditures of $157.8 million and $114.0 million in the first nine months of 2005 and 2004, respectively. Capital expenditures in the first nine months of 2005 were attributable to investments in: the naturally aspirated, four-stroke engines; the supercharged Verado engines; a boat plant in North Carolina, tooling and equipment expenditures for new models and product innovations in the Boat segment; and for the construction of new bowling centers. Cash paid for acquisitions, net of cash and debt acquired, totaled $130.2 million and $213.9 million in the first nine months of 2005 and 2004, respectively. See Note 5 - Acquisitions, to the Consolidated Financial Statements, and Note 5 in the 2004 Form 10-K for further details on the Company’s acquisitions. As of September 30, 2005 and 2004, the Company's investment in Brunswick Acceptance Company, LLC (BAC) was $29.3 million and $24.1 million, respectively.

On February 23, 2005, the Company sold its investment in MarineMax, Inc. (1,861,200 shares), its largest boat dealer, for $56.8 million, net of $4.1 million of selling costs, which included $1.1 million of accrued expenses. In April of 2005, the Company paid cash of $5.3 million for taxes related to this sale. The Company intends to use the after-tax cash flow proceeds of $51.5 million for general corporate purposes, including possible acquisitions. See Note 6 - Investments, to the Consolidated Financial Statements for details on the sale of this investment, and Note 6 in the 2004 Form 10-K for further details on the Company’s other investments.

Cash used for financing activities was $0.7 million in the first nine months of 2005, compared with cash provided of $222.9 million in the prior year period. This decrease was primarily due to the issuance of new debt in the second quarter of 2004 and a decrease in stock options exercised. The Company received $14.4 million from stock options exercised in the first nine months of 2005, compared with $83.9 million during the same period of 2004. On May 4, 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, which will be funded with available cash. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company repurchased approximately 0.4 million shares under this program during the third quarter of 2005 for $15.7 million as discussed in Note 12 - Share Repurchase Program, to the Consolidated Financial Statements. In October 2005, the Company purchased an additional 1.0 million shares for $37.8 million.  An annual dividend of $0.60 per share was declared in October of 2005 and will be paid in December of 2005.

Cash and cash equivalents totaled $535.9 million at September 30, 2005, up $36.1 million from $499.8 million at December 31, 2004. Total debt at September 30, 2005 decreased $6.5 million to $732.6 million, versus $739.1 million at December 31, 2004, and debt-to-capitalization ratios were 26.9 percent and 30.2 percent, respectively.

On May 5, 2005, the Company completed a new $650.0 million revolving credit facility (the “Facility”), which replaced the existing $350.0 million facility, as described in Note 11 - Revolving Credit Facility, to the Consolidated Financial Statements, that serves as support for commercial paper borrowings. This new five-year facility contains improved pricing and has similar terms to the prior facility. The increased capacity reflects the growth in the Company’s business and desire to maintain liquidity sources at conservative levels. There were no borrowings under the revolving credit agreement during the first nine months of 2005. The Company has the ability to issue up to $150.0 million in letters of credit under the revolving credit facility.  At September 30, 2005, the Company had $56.6 million in outstanding letters of credit.  Net of these outstanding letters of credit, the Company had borrowing capacity of $593.4 million under the terms of the revolving credit agreement at September 30, 2005. Under the terms of the Facility, the Company is subject to a leverage test, as well as restrictions on secured debt. The Company was in compliance with these covenants at September 30, 2005. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

In 2005, the Company intends to continue to proactively fund its defined benefit plans in advance of Employee Retirement Income Security Act (ERISA) requirements. For 2005, the Company anticipates contributing $27.2 million into its defined benefit plans, compared with $42.6 million of contributions in 2004. These amounts include contributions to fund payments made under the non-qualified plans of $2.2 million in 2005 and $2.6 million in 2004. Contributions under the non-qualified plans for the first nine months totaled $1.8 million in 2005 and $2.0 million in 2004. The Company funded $25.0 million and $30.0 million into its qualified defined pension plans in the first nine months of 2005 and 2004, respectively. See Note 10 - Pension and Other Postretirement Benefits, to the Consolidated Financial Statements, and Note 13 in the 2004 Form 10-K, for more details.

The Company’s financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

Financial Services

See Note 8 - Financial Services, to the Consolidated Financial Statements, for a discussion on the Company’s joint venture, BAC, with GE Commercial Finance.

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

Legal

Refer to Note 3 - Commitments and Contingencies, to the Consolidated Financial Statements, for a discussion of the Company’s legal proceedings.

Environmental Regulation

In its Marine Engine segment, the Company will continue to develop engine technologies to comply with present and future emissions requirements. The costs associated with these activities and the introduction of low-emission engines have had an adverse effect on Marine Engine segment operating margins and may continue to affect short-term operating results. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state, and local environmental laws will have a material adverse effect on the Company’s competitive position.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2004 Form 10-K. There have been no material changes outside the ordinary course of business.

Critical Accounting Policies

Income taxes. As disclosed in the 2004 Form 10-K, the Company provided deferred taxes, as required, on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates, as those earnings may have been repatriated in future years. As of the beginning of the third quarter of 2005, the Company determined that approximately $52 million of undistributed earnings of certain foreign subsidiaries will be indefinitely reinvested outside the United States. These earnings will provide the Company with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift acquisition focus to Europe and Asia. The Company's current intentions meet the indefinite reversal criteria of APB 23. As a result of the APB 23 change in assertion and related refinements in the Company’s deferred tax calculations, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by approximately $10.5 million.

There were no other material changes in the Company’s critical accounting policies since the filing of its 2004 Form 10-K. As discussed in the 2004 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

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

Item 4. - Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the most probable outcome of the claim. In light of existing reserves, the Company’s litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial statements. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

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

On March 9, 2005 the Company and the IRS reached a preliminary settlement of the issues involved in, and related to, this tax court case. The Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement are covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 have been calculated and agreed to with the IRS at the examination level. The Company is awaiting final determination of tax and interest for these taxable years and believes that no additional amounts related to this tax case will be due.

The Company's Bowling & Billiards segment is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former supplier, Shanghai Zhonglu Industrial Company Limited (Zhonglu), a Chinese contract manufacturer. The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and the resolution of other claims. Final arguments in the matter occurred in August 2005. The Company does not believe that this dispute will have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Company Securities

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased(A)	Average Price Paid per share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (amounts in thousands)
Period
7/1/05 - 7/31/05	3,048	$ 46.47	--	$ 200,000
8/1/05 - 8/31/05	219,800	44.07	219,800	190,308
9/1/05 - 9/30/05 (B)	156,500	38.86	155,200	184,275

(A)	In addition to shares owned by employees and delivered to the Company by those employees in payment for the exercise price of stock options, on May 4, 2005, the Company adopted a program pursuant to which the Company may make such purchases, as described in Part I. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(B)	The amounts presented for the September 2005 period above do not include 600,000 shares that the Company committed to purchase under its program that settled in October 2005, for a total of cost of $22.5 million, at an average price of $37.53 per share.

Item 6.  Exhibits

(a)	Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION (Registrant)

November 4, 2005	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.