Form 10-K
period 2005-12-31
BRUNSWICK CORP
filed 2006-03-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005, or
[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
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
None
______________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [X] Accelerated filer [   ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 1, 2005, the aggregate market value of the voting stock of the registrant held by non-affiliates was $4,282,184,888. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 24, 2006, was 95,021,811.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company’s definitive Proxy Statement for the Annual
Meeting of Shareholders scheduled to be held on May 3, 2006.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	37
Item 9A.	Controls and Procedures	37

Part III
Item 10.	Directors and Executive Officers of the Registrant	38
Item 11.	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions	38
Item 14.	Principal Accountant Fees and Services	38

Part IV
Item 15.	Exhibits and Financial Statement Schedules	39

PART I

Item 1. Business

Brunswick Corporation (the Company) is a leading global manufacturer and marketer of boats, including fiberglass pleasure boats; luxury sportfishing convertibles and motoryachts; high-performance boats; offshore fishing boats; aluminum fishing, deck and pontoon boats; rigid inflatable boats; and marine parts and accessories; of outboard, sterndrive and inboard engines; trolling motors; propellers; marine dealer management systems; engine control systems; global positioning systems products and marine electronics and navigation systems; of fitness equipment; and of bowling products, including capital equipment and consumer products; billiards tables and accessories; and Air Hockey and foosball tables. The Company also owns and operates Brunswick bowling centers in the United States and internationally, and retail billiards stores in the United States.

The Company’s strategy is to achieve growth by developing innovative products, identifying and deploying leading-edge technologies, pursuing aggressive marketing and brand-building activities, enhancing its distribution channels, seizing international opportunities, improving the efficiency of its supply chain and leveraging core competencies. In addition, growth will come from expansion of existing businesses and from acquisitions. Further, the Company focuses on enhancing its operating margins through effective cost management and investments in technology. The Company’s objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

See Note 4. Segment Information in the Notes to Consolidated Financial Statements for additional information, including operating earnings and total assets by segment for 2005, 2004 and 2003.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which markets and manufactures fiberglass pleasure boats, high-performance boats, offshore fishing boats, and aluminum fishing, pontoon and deck boats, and manufactures and distributes marine parts and accessories. The Company believes its Boat Group, which had net sales of $2,769.8 million during 2005, has the largest dollar sales and unit volume of pleasure boats in the world.

The Boat Group manages most of the Company’s boat brands, evaluates and increases the Company’s boat portfolio by acquiring recreational boat companies that serve product segments in which the Company is not participating, expands the Company’s involvement in recreational boating services and activities to enhance the consumer experience and dealer profitability, speeds the introduction of new technologies into boat manufacturing processes and the Company’s boat products, and leverages the Company’s extensive knowledge and involvement in boat design, manufacturing and distribution.

The Boat Group is headquartered in Knoxville, Tennessee, and is comprised of the following boat brands: Albemarle, Cabo and Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray and Sealine yachts, sport yachts, cruisers and runabouts; Bayliner and Maxum cruisers and runabouts; Meridian motoryachts; Boston Whaler, Sea Pro, Sea Boss, Palmetto, Triton and Trophy fishing boats; Baja high-performance boats; and Crestliner, Harris, Kayot, Lowe, Lund and Princecraft aluminum fishing, pontoon and deck boats. The Boat Group also operates a commercial and governmental sales unit that sells products to the United States Government and state, local and foreign governments. The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from the Company’s Marine Engine segment.  The Boat Group also purchases a portion of its diesel engines from Cummins MerCruiser Diesel Marine LLC (CMD), a joint venture of the Company’s Mercury Marine division with Cummins Marine, a division of Cummins Inc.

The Boat Group has manufacturing facilities in California, Florida, Indiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, Ohio, Oregon, South Carolina, Tennessee and Washington, as well as international manufacturing facilities in Canada, Mexico and the United Kingdom. The Boat Group also utilizes contract manufacturing facilities in Eastern Europe. In 2005, the Company acquired a facility to manufacture sportfishing convertibles and motoryachts in Swansboro, North Carolina. Since 2002, the Company has been manufacturing entry-level runabouts at a new facility in Reynosa, Mexico. In 2005, the Company expanded this facility, which doubled its capacity, allowing the Company to increase production of its Bayliner and Maxum runabouts. Also in 2005, the Company expanded its Vonore, Tennessee, facility to increase capacity for its closed-mold operations. Closed molding is an improved manufacturing process that limits emissions more effectively when compared with the traditional open mold process, allows for increased capacity and produces more precise and consistent fiberglass parts, hulls and decks.

In 2005, the Company purchased the Albemarle, Triton, Harris and Kayot boat brands. Albemarle produces offshore sportfishing boats ranging in length from 24 to 41 feet. The acquisition of Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats and complements the sportfishing convertibles offered by Hatteras, where products start at 50 feet. Triton is a manufacturer of fiberglass bass and saltwater fishing boats, and aluminum fishing boats ranging in length from 12 to 35 feet. The acquisition of Triton adds bass boats to the Company’s product lineup, as well as a broader range of saltwater fishing and aluminum fishing boats. The acquisition of Harris Kayot, a builder of pontoon boats, fiberglass runabouts and deckboats ranging in length from 20 to 26 feet, will advance the Company’s position in the pontoon market and complement the Company’s existing boat portfolio with premium runabout and deckboat product lines.

The Company’s 2003 acquisitions of Land ‘N’ Sea Corporation (a marine parts and accessories distributor) and Attwood Corporation (a manufacturer of marine hardware and accessories) form the backbone of the Company’s initiative to develop its boat parts and accessories business to better serve boat dealers and consumers. In 2005, the Company purchased Kellogg Marine, a leading marine parts and accessories dealer in the northeastern United States, and certain assets of Benrock, Inc., a distributor of marine parts serving the central and southern United States markets. Working with its boat dealer network, the Company will continue to strive to improve quality, distribution and delivery of parts and accessories to enhance the boating customers’ experience.

In February 2006, the Company purchased Cabo Yachts, which builds offshore sportfishing boats ranging in length from 31 to 52 feet. The acquisition of Cabo complements the Company’s previous acquisitions of Albemarle and Hatteras. Also in February 2006, the Company acquired Great American Marina, a 95-slip marina near St. Petersburg, Florida, in partnership with MarineMax, Inc. (MarineMax), which will operate the service portion of the property.

The Boat Group’s products are sold to end users through a global network of approximately 2,300 dealers and distributors, each of which carries one or more of the Company’s boat brands. Sales to the Boat Group’s largest dealer, MarineMax, which has multiple locations and carries a number of the Boat Group’s product lines, represented approximately 18 percent of Boat Group sales in 2005.

Domestic retail demand for pleasure boats is seasonal, with sales generally highest in the second quarter.

Marine Engine Segment

The Marine Engine segment, which had net sales of $2,638.7 million in 2005, consists of the Mercury Marine Group and Brunswick New Technologies. The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

Mercury Marine manufactures and markets a full range of sterndrive engines, inboard engines, outboard engines and water-jet propulsion systems under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury SportJet and Mercury Jet Drive brand names. Mercury Marine’s sterndrives, inboard engines, water-jet propulsion systems and a substantial number of its outboard engines are sold either to independent boatbuilders or to the Company’s Brunswick Boat Group. In addition, Mercury Marine’s outboard engines and parts and accessories, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, service aids and marine lubricants, are sold to end-users through a global network of approximately 7,000 marine dealers and distributors, specialty marine retailers and marine service centers. Mercury Marine, through CMD, supplies integrated diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Brunswick Boat Group.

Mercury Marine manufactures two-stroke OptiMax outboard engines, ranging from 75 to 250 horsepower, all of which feature Mercury’s direct fuel injection (DFI) technology. DFI is part of Mercury’s plan to comply with U.S. Environmental Protection Agency (EPA) requirements and reduce outboard engine emissions by 75 percent over a nine-year period, beginning with the 1998 model year and ending with the 2006 model year. Mercury’s product line of low-emission engines includes four-stroke outboard engine models ranging from 2.5 to 275 horsepower. In 2004, Mercury Marine introduced Verado, a new series of high-horsepower outboard engines to complement its existing four-stroke product line. Mercury currently offers Verado engines ranging from 135 to 275 horsepower, and introduced naturally aspirated 75, 90 and 115 horsepower outboard engines based on Verado technology in February 2006. Mercury’s OptiMax and four-stroke outboards already achieve the EPA’s mandated 2006 emission levels.

Mercury Marine’s sterndrive and outboard engines are produced primarily in Oklahoma and Wisconsin, respectively. Certain small outboard engines are manufactured in Japan by a Mercury Marine joint venture. Mercury and its joint venture partner, Tohatsu Corporation, expanded this manufacturing facility in 2004, completing a new plant that began production in early 2005. Mercury opened a new four-stroke engine plant in Suzhou, China in March 2005 that will produce 40 to 60 horsepower outboard engines when fully operational.  In addition, Mercury Marine sources some engine components from Asian suppliers. Mercury Marine also manufactures engine component parts at plants in Florida and Mexico, and has a facility in Belgium that customizes engines for sale into Europe. Diesel marine propulsion systems are manufactured in South Carolina by CMD.

In addition to its marine engine operations, Mercury Marine offers international markets a wide range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury in Australia, China, Poland, Portugal, Russia and Sweden. These boats, which are marketed under the brand names Armor, Arvor, Bermuda, Legend, Mercury, Örnvik, Quicksilver, Savage, Uttern and Valiant, are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine. In January 2006, the Company began manufacturing boats at a new facility in Zhuhai, China, that the Company has established initially to serve the Asia-Pacific region. Mercury Marine also has equity ownership interests in companies that manufacture boats under the brand names Aquador, Bella and Flipper in Finland; Askeladden in Norway; and Legend, Protector and Rayglass in New Zealand. Mercury Marine also manufactures custom and standard propellers and underwater stern gear for inboard-powered vessels, under the name Teignbridge, in the United Kingdom.

The Company established Brunswick New Technologies (BNT) during 2002 to develop the Company’s product offerings in marine electronics, engine controls, navigation systems, dealer management systems and related equipment for use in both marine and non-marine applications. BNT is comprised of Navman, a New Zealand-based producer of global positioning systems-based products and marine electronics; MotoTron, which leverages the Company’s expertise in engine controls to non-marine markets; BNT Marine Electronics, a leader in premium aftermarket and commercial marine navigation electronics sold under the Northstar, Navman and MX Marine brands; Monolith Corporation/Integrated Dealer Systems, a leading developer of management systems for dealers of marine products and recreational vehicles; and BNT Asia, a development center focusing on wireless and embedded sensor technologies for applications primarily in the sports and wellness markets. In 2005, the Company purchased certain assets of MX Marine, a manufacturer of global-positioning systems, navigation systems and other marine electronics for the commercial market, and the stock of TechArt, a German provider of customized aftermarket infotainment products to the automotive industry.

Domestic retail demand for the Marine Engine segment’s products is seasonal, with sales generally highest in the second quarter for Mercury Marine and the fourth quarter for BNT.

Fitness Segment

The Company’s Fitness segment is comprised of the Life Fitness division, which designs, markets and manufactures a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness, Hammer Strength and ParaBody brands.

The Company believes that its Fitness segment, which had net sales of $551.3 million during 2005, has the largest dollar sales volume of commercial fitness equipment in the world. Life Fitness’ commercial sales are primarily to private health clubs and fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made to customers either directly, through domestic dealers or through international distributors.

The Fitness segment’s principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary.

During 2005, Life Fitness introduced a number of new fitness products, including new commercial or consumer elliptical cross trainers, treadmills, stationary bikes and home gym products, as well as additional commercial selectorized and core strength training equipment.

The Company distributes fitness products worldwide from regional warehouses and factory stocks of merchandise.

Domestic retail demand for Life Fitness' products is seasonal, with sales generally highest in the first and fourth quarters.

Bowling & Billiards Segment

The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $464.5 million during 2005. BB&B is the leading full-line designer and producer of bowling products, including bowling balls and bowling pins, aftermarket products and parts, and capital equipment, which includes bowling lanes and related equipment, automatic pinsetters, ball returns, furniture units, and scoring and center management systems. Through licensing arrangements, BB&B also offers an array of bowling consumer products, including bowling shoes, bags and accessories. BB&B also designs, manufactures and markets a full line of high-quality consumer and commercial billiards tables, Air Hockey table games, foosball tables and related accessories.

BB&B operates 113 bowling centers in the United States, Canada and Europe, and with its joint venture partner operates 15 additional centers in Japan. These bowling centers offer bowling and, depending on size and location, the following activities and services: billiards, video games, pro shops, meeting and party rooms, children’s playrooms, restaurants and cocktail lounges. All of the North American centers offer Cosmic Bowling, an enhanced form of bowling with integrated sound systems and glow-in-the-dark effects. To date, 46 of BB&B’s centers have been converted into Brunswick Zones, which are modernized bowling centers that offer a full array of family-oriented entertainment activities. The entertainment offerings available at Brunswick Zones are designed to appeal to a broad audience, including families and other recreational bowlers, as well as traditional league bowlers. In 2005 and 2004, BB&B further enhanced the Brunswick Zone concept with the opening of three additional showcase Brunswick Zones in the Chicago, Denver and Minneapolis markets. Brunswick’s four showcase Brunswick Zones are approximately 50 percent larger than typical Brunswick Zones and feature multiple-venue entertainment offerings such as laser tag games and expanded game rooms. BB&B intends to continue to use this enhanced model for many of its new centers.

BB&B’s billiards business was established in 1845, and is the oldest business operated by the Company. BB&B designs and markets billiards tables, balls and cues, as well as billiards furniture and related accessories, under the Brunswick and Contender by Brunswick brands. These products are sold worldwide into both commercial and consumer billiards markets. The Company also owns Valley-Dynamo, a leading manufacturer of commercial and consumer billiards, Air Hockey table games and foosball tables. The Company believes it has the largest dollar sales volume of billiards tables in the world. In 2003, BB&B opened Brunswick Home & Billiard, its first retail store, in a northern suburb of Chicago, and, in 2005, BB&B expanded this concept by opening three new stores in the Boston and Denver markets. These stores feature billiards products and other products for the home, and utilize marketing and merchandising concepts targeted to both women and men. Brunswick Home & Billiard provides opportunities to enhance the retail experience of billiards customers and to share those learnings with BB&B’s retail billiards dealers nationwide. Additional stores are planned for 2006.

BB&B’s primary manufacturing and distribution locations are in Michigan, Texas, Wisconsin and Hungary. In June 2005, the Company announced plans to move bowling ball production from Muskegon, Michigan, to Reynosa, Mexico, where the Company expects to begin production in late 2006.

The Company’s bowling and billiards products are sold through a variety of channels, including distributors, dealers, mass merchandisers, bowling centers and retailers, and directly to consumers. BB&B products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise.

Domestic retail demand for BB&B's products is seasonal, with sales generally highest in the first and fourth quarters.

Financial Services

The Company has a 49 percent ownership interest in a joint venture, Brunswick Acceptance Company, LLC (BAC) with GE Commercial Finance, which provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boatbuilder and dealer customers. See Note 7. Financial Services in the Notes to Consolidated Financial Statements for more information about BAC.

Distribution

The Company depends on distributors, dealers and retailers (Dealers) for the majority of its recreational boat sales, and significant portions of its marine engine, fitness and bowling and billiards products. The Company has approximately 7,000 Dealers serving its business segments worldwide. The Company’s marine Dealers typically carry boats, engines and related parts and accessories.

The Company’s Dealers are independent companies or proprietors that range in size from small, family-owned dealerships to large, publicly traded organizations with substantial revenues and multiple locations. Some of the Company’s Dealers sell the Company’s products exclusively, while others also carry competitors’ products.

In 2005, the Company sold its minority interest in MarineMax, the Boat Group’s largest dealer, which has multiple locations and carries a number of the Boat Group’s product lines, as part of a registered public offering by MarineMax. See Note 6. Investments in the Notes to Consolidated Financial Statements for more information about the sale of this investment.

The Company owns Land ‘N’ Sea and Kellogg Marine, parts and accessories distribution platforms for the Brunswick Boat Group. The Boat Group, with 19 distribution centers throughout North America, is the largest wholesale distributor of marine parts and accessories in the world and provides the ability to move parts quickly and accurately to dealers, repair shops and the do-it-yourself consumer.

Demand for a significant portion of the Company’s products is seasonal, and a number of the Company’s Dealers are relatively small or often highly leveraged. As a result, many of the Company’s Dealers require financial assistance to support their business and provide a stable channel for the Company’s products. In addition to BAC, the Company provides its Dealers with assistance, including incentive programs, loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer’s default. The Company believes that these arrangements are in the Company’s best interest, but its financial support of its Dealers does expose the Company to credit and business risk. The Company’s business units maintain active credit operations to manage this financial exposure on an ongoing basis, and the Company continues to seek opportunities to improve and sustain its various distribution channels. See Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

The Company’s sales to customers in international markets were $2,049.2 million (35 percent of net sales) and $1,689.2 million (32 percent of net sales) in 2005 and 2004, respectively. The Company transacts most of its sales in international markets in local currencies, and the costs of its products are generally denominated in U.S. dollars. Future strengthening or weakening of the U.S. dollar can affect the revenues of the Company’s international operations.

The Company’s international sales are set forth in Note 4. Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details the Company’s international sales by region for 2005, 2004 and 2003:

	2005	2004	2003
(In millions)
Europe	$1,154.3	$945.5	$700.4
Pacific Rim	372.6	313.1	220.7
Canada	312.3	273.8	200.5
Latin America	134.6	102.0	79.2
Other	75.4	54.8	41.4

	$2,049.2	$1,689.2	$1,242.2

Boat segment sales comprised approximately 29 percent of the Company’s total international sales in 2005. The Boat Group’s products are manufactured or assembled in the United States, Canada, Mexico, Poland and the United Kingdom, and are sold worldwide through dealers.  The Boat Group has international sales offices in France and the Netherlands.

Marine Engine segment sales represented approximately 52 percent of the Company’s total international sales in 2005. The segment’s primary international operations include the following:

–	A marine engine product customization plant and distribution center in Belgium serving Europe, Africa and the Middle East;

–	A propeller and underwater stern-gear manufacturing plant in the United Kingdom;

–	Sales offices and distribution centers in Australia, Brazil, Canada, China, Japan, Malaysia, Mexico, New Zealand and Singapore;

–	Sales offices in Belgium, Denmark, France, Germany, Italy, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom;

–	Boat manufacturing plants in Australia, China, Portugal and Sweden;

–	A research and development office in Singapore and New Zealand and a manufacturing plant in New Zealand;

–	An outboard engine assembly plant in Suzhou, China; and

–	A marina-boat club in Suzhou, China, on Lake Tai.

Fitness segment sales comprised approximately 12 percent of the Company’s total international sales in 2005. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom, as well as sales offices in Austria and Italy. The Fitness segment also manufactures strength training equipment and select lines of cardiovascular equipment in Hungary for the European market.

Bowling & Billiards segment sales comprised approximately 7 percent of the Company’s total international sales in 2005. BB&B sells its products worldwide, has sales offices in Germany, Hong Kong and the United Kingdom, and has a plant that manufactures pinsetters in Hungary. BB&B expects its Reynosa, Mexico, bowling ball plant to begin operations in late 2006. BB&B operates bowling centers in Austria, Canada and Germany, and holds a 50 percent interest in an entity that sells bowling equipment and operates bowling centers in Japan.

Raw Materials

The Company purchases raw materials from various sources. The Company is not currently experiencing any critical raw material shortages, nor does the Company anticipate any. General Motors Corporation is the sole supplier of engine blocks used in the manufacture of the Company’s gasoline sterndrive and inboard engines.  The Company has experienced increases in the cost of aluminum, steel and resins used in its manufacturing processes during 2005.  The Company continues to expand its global procurement operations to leverage the Company’s purchasing power across its divisions and improve supply chain and cost efficiencies.

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

In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, including die-cast powerheads; cooling and exhaust systems; drive train, clutch and gearshift mechanisms; boat/engine mountings; shock-absorbing tilt mechanisms; ignition systems; propellers; marine vessel control systems; fuel and oil injection systems; supercharged engines; outboard mid-section structures; segmented cowls; hydraulic trim, tilt and steering; screw compressor charge air cooling systems; and airflow silencers. The patent rights of the Marine Engine segment also relate to electronic devices that utilize global positioning system technology.

In the Fitness segment, patent rights principally relate to fitness equipment designs and components, including patents covering internal processes, programming functions, displays, design features and styling.

In the Bowling & Billiards segment, patent rights principally relate to computerized bowling scorers and bowling center management systems, bowling lanes, lane conditioning machines and related equipment, bowling balls, and billiards table designs and components.

The following are among the Company’s primary trademarks:

Boat Segment: Albemarle, Attwood, Baja, Bayliner, Boston Whaler, Crestliner, Harris, Hatteras, Kayot, Kellogg, Land ‘N’ Sea, Lowe, Lund, Master Dealer, Maxum, Meridian, Palmetto, Princecraft, Sea Boss, Sea Pro, Sea Ray, Seachoice, Sealine, Swivl-Eze, Triton and Trophy.

Marine Engine Segment: Integrated Dealer Systems, Mariner, MercNet, MerCruiser, Mercury, MercuryCare, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, MotoTron, MX Marine, Navman, Northstar, OptiMax, Pinpoint, Quicksilver, SeaPro, SmartCraft, SportJet, Teignbridge Propellers, Valiant and Verado.

Fitness Segment: Flex Deck, Hammer Strength, Lifecycle, Life Fitness and ParaBody.

Bowling & Billiards Segment: Air Hockey, Anvilane Pro Lane, Brunswick, Brunswick Billiards, Brunswick Pavilion, Brunswick Zone, Centennial, Contender by Brunswick, Cosmic Bowling, DBA Products, Dynamo, Gold Crown, Inferno, Lane Shield, Lightworx, Throbot, Tornado, U.S. Play by Brunswick, Valley, Vector, Viz-A-Ball, Zone and Brunswick Home and Billiard.

The Company’s trademarks have indefinite lives, and many of these trademarks are well known to the public and are considered valuable assets of the Company.

Competitive Conditions and Position

The Company believes that it has a reputation for quality in its highly competitive lines of business. The Company competes in its various markets by utilizing efficient production techniques; innovative technological advancements; effective marketing, advertising and sales efforts; providing high-quality products at competitive prices; and offering extensive after-market services.

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

Marine Engine Segment: The Company believes it has the largest dollar sales volume of recreational marine engines in the world. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, and several smaller companies. Brunswick New Technologies faces many competitors in the marine accessories, electronics, engine controls, navigation systems and global positioning systems-based land navigation businesses, especially new entrants to global positioning systems-based businesses throughout the world. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, performance and durability, along with effective promotion, distribution and pricing.

Fitness Segment: The Company believes it is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. There are a few large manufacturers of fitness equipment and hundreds of small manufacturers, which create a highly fragmented competitive landscape. Many of the Company’s fitness equipment products feature industry-leading product innovations, and the Company places significant emphasis on new product introductions. Competitive emphasis is also placed on product quality, marketing activities, pricing and service.

Bowling & Billiards Segment: The Company believes it is the world’s leading full-line designer and producer of bowling products and billiards tables. There are several large manufacturers of bowling products, whereas the bowling retail market is highly fragmented. Competitive emphasis is placed on product innovation, quality, service, marketing activities and pricing. The Company also operates 128 retail bowling centers worldwide, including those operated by the Company’s joint venture in Japan, where emphasis is placed on enhancing the bowling and entertainment experience, maintaining quality facilities and providing excellent customer service.

Research and Development

The Company strives to bolster its competitive position in all of its segments by continuously investing in research and development to drive innovation in its products and manufacturing technologies. The Company’s research and development investments support the introduction of new products and enhancements to existing products. The Company’s research and development investments are shown below:

	2005	2004	2003
(In millions)
Boat	$34.7	$27.2	$25.6
Marine Engine	89.9	82.0	70.0
Fitness	14.2	16.0	16.9
Bowling & Billiards	5.9	5.9	5.7

Total	$144.7	$131.1	$118.2

Number of Employees

The approximate number of employees as of December 31, 2005, is shown below by segment:

Boat	13,000
Marine Engine	8,250
Fitness	1,250
Bowling & Billiards	4,700
Corporate	300

Total	27,500

As of December 31, 2005, there were 61 employees in the Boat segment, 1,982 employees in the Marine Engine segment, 137 employees in the Fitness segment, and 247 employees in the Bowling & Billiards segment represented by labor unions. The Company believes that it has good relations with these labor unions. The Boat segment renewed its existing labor union contracts with employees at its Lowell, Michigan, and Princeville, Quebec, Canada, facilities in November of 2005.

Environmental Requirements

See Item 3. Legal Proceedings for a description of certain environmental proceedings in which the Company is involved.

Available Information

The Company maintains an Internet web site at http://www.brunswick.com that includes links to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (SEC Reports). The SEC Reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Shareholders and other interested parties may request email notification of the posting of these documents through the Investor Information section of the Company’s web site.

Item 1A.  Risk Factors

General economic conditions, particularly in the United States and Europe, may adversely affect the Company’s results. The Company’s revenues may be affected by U.S. and international market conditions and consumer confidence. In particular, the Company’s marine businesses are cyclical and are dependent upon economic conditions and the overall level of consumer confidence. Any substantial deterioration in general economic conditions that diminishes consumer confidence in any of the regions in which the Company competes could reduce the Company’s sales and adversely affect its business and financial results.

The Company’s profitability may suffer as a result of competitive product offerings and pricing pressures. Across all the Company’s businesses, the introduction of lower-priced alternative products by other companies can hurt the Company’s competitive position. The Company is constantly subject to competitive pressures, particularly from Asian competitors in the outboard marine engine market worldwide and in Brunswick New Technologies’ land-based navigation electronics business. Such competitive pricing pressures may limit the Company’s ability to increase prices in response to raw material and other cost increases.

The Company’s growth depends on the successful introduction of new product offerings. The Company’s ability to grow may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, the timing of market entry and pricing of the Company’s new products are critical, especially for Brunswick New Technologies’ land-based navagation products, which generally have short product life cycles.

Managing the transition to lower-margin products, particularly in its Marine Engine segment, is critical to the Company’s operating and financial results. The Company has historically derived a significant portion of its earnings from sales of higher-margin products, especially in its Marine Engine business. The Marine Engine segment is now completing a transition to manufacturing primarily low-emission four-stroke engines, which have lower margins. The Company is addressing this margin pressure by relocating some manufacturing to lower-cost areas. The Company’s inability to achieve lower-cost manufacturing, as well as increased competition in the product lines affected, could adversely impact the Company’s future operating and financial results.

The Company’s financial results may be adversely affected if the Company is unable to maintain effective distribution. Because the Company sells the majority of its products through third parties such as dealers and distributors, the financial health of these dealers and distributors is critical to the Company’s continued success. The Company’s results can be negatively affected if dealers and distributors experience higher operating costs that can result from rising interest rates, higher rents, labor costs and taxes, and compliance with regulations. In addition, a substantial portion of the Company’s marine engine sales are made to independent boatbuilders. Accordingly, the results of the Company’s Marine Engine segment can be influenced by the financial health of these independent boatbuilders, which can depend on the boatbuilders’ access to capital, ability to develop new products and ability to compete effectively in the marketplace.

Inventory adjustments by the Company’s major dealers, retailers and independent boatbuilders adversely affect the Company’s operating margins. If the Company’s dealers and retailers, as well as independent boatbuilders who purchase the Company’s marine engine products, adjust their inventories downward in response to weakness in retail demand, wholesale demand for the Company’s products diminishes. In turn, the Company must reduce production, which results in lower rates of absorption of fixed costs and thus lower margins. Inventory reduction by dealers and customers can hurt the Company’s short-term sales and results of operations and limit the Company’s ability to meet increased demand when economic conditions improve.

Adverse weather conditions can have a negative impact on marine and retail bowling center revenues. Weather conditions can have a significant impact on the Company’s operating and financial results, especially in the marine and bowling retail businesses. Sales of the Company’s marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand. Hurricanes and other storms can result in the disruption of the Company’s distribution channel, as occurred in 2004 and 2005 on the U.S. Atlantic and Gulf coasts. Since many of the Company’s boats are used extensively on reservoirs, the viability of reservoirs for boating is important to the Boat segment. In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect patronage of the Company’s bowling centers and, therefore, revenues in the bowling retail business.

The Company's ability to integrate acquisitions successfully may affect its financial results. Since 2001, the Company has acquired a number of new businesses and entered into joint ventures, and it intends to continue to acquire additional businesses to complement its existing product portfolio. The Company’s success in effectively integrating these operations, including their financial, operational and distribution practices and systems, will affect the contribution of these businesses to the Company’s consolidated results. There can be no assurance that any future acquisitions or joint ventures will be beneficial to the Company.

Limited access to water can inhibit the Company’s ability to grow.  For various reasons, including environmental restrictions, permitting and zoning requirements, and the increasing cost of and competition for waterfront property, access to water for boating, as well as marina and storage space, is limited in some regions. The Boat and Marine Engine segments can be adversely affected in areas that do not have sufficient marina and storage capacity to satisfy demand.

The Company’s marine engines may be subject to more stringent environmental regulations. The State of California has adopted regulations requiring catalytic converters on the Company’s sterndrive and inboard engines by January 1, 2008. The Company expects to comply fully with these regulations, but compliance will increase the cost of these products. Other environmental regulatory bodies in the United States or other countries also may impose higher emissions standards in the future for the Company’s engines. These standards could require catalytic converters, which would increase the cost of the Company's engines. Any increase in the cost of the Company’s engines or unforeseen delays in compliance with environmental regulations affecting these products could have an adverse effect on the Company’s results of operations.

Higher energy costs can adversely affect the Company’s results and can hurt demand for the Company’s products, especially in the marine and bowling center businesses. Higher energy costs increase the Company’s operating costs at its manufacturing facilities and the cost of shipping its products to customers. In addition, products in the Company’s Marine Engine segment are powered by gasoline or diesel fuel, and products in the Company’s Boat segment have gasoline or diesel engines. Any increase in the price of petroleum-based fuel, or the imposition of taxes or an interruption of supply, could reduce demand for the Company’s marine products. Finally, because heating, air conditioning and electricity comprise a significant part of the cost of operating a bowling center, any increase in the price of energy could adversely affect the operating margins of Brunswick bowling centers.

Higher interest rates can reduce demand, especially for marine products. The Company’s marine products, particularly boats, are often financed. Rising interest rates can have an adverse effect on dealers’ and consumers’ ability to finance boat purchases, which can adversely affect the Company’s ability to sell its products and impact the profitability of the Company’s finance activities, including Brunswick Acceptance Company.

Changes in currency exchange rates can adversely affect the Company’s growth rate. Because the Company derives approximately 35 percent of its revenues from sales outside the United States, its ability to realize projected growth rates can be adversely affected when the U.S. dollar strengthens against other currencies. The Company manufactures its products primarily in the United States, and the costs of its products are generally denominated in U.S. dollars, although manufacturing and sourcing outside the United States are increasing. A strong U.S. dollar can make the Company’s products less price-competitive relative to local products in international markets.

The Company’s business is vulnerable to adverse international conditions. As the Company continues to focus on international growth, including in developing countries, and on lower-cost manufacturing outside the United States, it will become increasingly vulnerable to the effects of political instability, adverse economic conditions and the possibility of terrorism, insurrection and military conflict around the world.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Company’s headquarters are located in Lake Forest, Illinois. The Company also maintains administrative offices in Chicago and Vernon Hills, Illinois. The Company has numerous manufacturing plants, distribution warehouses, retail stores, sales offices and test sites located throughout the world. Research and development facilities are decentralized within the Company’s operating segments, and most are located at individual manufacturing sites.

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

The Company’s primary facilities are in the following locations:

Boat Segment: Adelanto, California; Old Lyme, Connecticut; Edgewater, Merritt Island, Palm Coast, Pompano Beach and St. Petersburg, Florida; Fort Wayne, Indiana; Cumberland and Salisbury, Maryland; Lowell, Michigan; Little Falls, New York Mills and Pipestone, Minnesota; Aberdeen, Mississippi; Lebanon, Missouri; Edenton, New Bern and Swansboro, North Carolina; Bucyrus, Ohio; Roseburg, Oregon; Newberry, South Carolina; Ashland City, Knoxville and Vonore, Tennessee; Lancaster, Texas; Arlington, Washington; Princeville, Quebec, Canada; Steinbach, Manitoba, Canada; Reynosa, Mexico; and Kidderminster, United Kingdom. All of these facilities are owned by the Company with the exception of the Pompano Beach, Florida; Lowell, Michigan; Aberdeen, Mississippi; and Lancaster, Texas, facilities, which are leased.

Marine Engine Segment: Torrance, Califorina; Miramar, Panama City and St. Cloud, Florida; Acton, Massachusetts; Stillwater and Tulsa, Oklahoma; Fond du Lac, Brookfield and Oshkosh, Wisconsin; Raleigh, North Carolina; Melbourne and Sydney, Australia; Petit Rechain and Wavre, Belgium; Pickering, Ontario, Canada; Suzhou and Zhuhai, Peoples Republic of China; Juarez, Mexico; Auckland and Christchurch, New Zealand; Vila Nova de Cerveira, Portugal; Illsfeld and Hannover, Germany; Singapore; and Newton Abbot and Horley, United Kingdom. The Acton, Massachusetts; Raleigh, North Carolina; Lake Forest, Illinois; Auckland and Christchurch, New Zealand; Horley, United Kingdom; Illsfeld and Hannover, Germany; Sydney, Australia; and Pickering, Ontario, Canada facilities are leased. The remaining facilities are owned by the Company.

Fitness Segment: Franklin Park and Schiller Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and Kiskoros and Szekesfehervar, Hungary. The Schiller Park office and a portion of the Franklin Park, Illinois, facility are leased. The remaining facilities are owned by the Company or, in the case of the Kiskoros, Hungary, facility, by a company in which the Company is the majority owner.

Bowling & Billiards Segment: Lake Forest, Illinois; Muskegon, Michigan; Richland Hills, Texas; Antigo and Bristol, Wisconsin; Szekesfehervar, Hungary; and Reynosa, Mexico; 113 Company-operated bowling recreation centers in the United States, Canada and Europe, and retail billiard stores in the suburbs of Chicago, Denver and Boston. Approximately 50 percent of BB&B’s bowling centers, as well as the Richland Hills, Texas, manufacturing facility and the retail billiard stores are leased. The remaining facilities are owned by the Company.

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

Telephone Consumer Protection Act

The Company continues to defend itself against a 2004 lawsuit brought by plaintiffs who allegedly received unsolicited faxes from a vendor of the Company’s Bowling & Billiards segment in violation of the Federal Telephone Consumer Protection Act. The Company does not believe the resolution of this lawsuit will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in, and related to, this case, in which the Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement are covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 have been calculated and agreed to with the IRS at the examination level. The Company is awaiting final determination of tax and interest for these taxable years. If there are no changes to the tax amounts agreed to with the IRS examination team for taxable years 1986 through 2001, the Company expects to generate a tax benefit in future periods between $7 million and $16 million plus interest. The interest amount is being computed by the IRS and is dependent upon the final tax assessed for sixteen tax years, 1986 through 2001, taking into account carryback and carryforward of various tax credits, alternative minimum tax calculations and net operating loss carrybacks, and, therefore, is not quantifiable at this time. The final tax amount for these tax years is expected to be completed in the first half of 2006, while the final interest amount is not expected to be quantified until late in 2006.

Environmental Matters

The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposal of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company has established reserves based on a range of cost estimates for all known claims.

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $42 million to $63 million as of December 31, 2005. At December 31, 2005 and 2004, the Company had reserves for environmental liabilities of $51.5 million and $54.1 million, respectively. There were environmental provisions of $1.5 million, $0.0 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company accrues for environmental remediation related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company’s environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Chinese Supplier Dispute

The Company's Bowling & Billiards segment is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former Chinese contract manufacturer, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and the resolution of other claims. The arbitration tribunal heard final arguments in the matter in August 2005. The Company does not believe that this dispute will have a material adverse effect on the Company's consolidated financial condition or results of operations.

See Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements of environmental proceedings and other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

Executive Officers of the Registrant

The Company’s executive officers are listed in the following table:

Officer	Present Position	Age

Dustan E. McCoy	Chairman and Chief Executive Officer	56
Peter B. Hamilton	Vice Chairman and President - Brunswick Boat Group	59
Peter G. Leemputte	Senior Vice President and Chief Financial Officer	48
Kathryn J. Chieger	Vice President - Corporate and Investor Relations	57
Tzau J. Chung	Vice President and President - Brunswick New Technologies	42
William J. Gress	Vice President - Supply Chain Management and President - Brunswick Latin America Group	51
Warren N. Hardie	President - Brunswick Bowling & Billiards	55
B. Russell Lockridge	Vice President and Chief Human Resources Officer	56
Alan L. Lowe	Vice President and Controller	54
Patrick C. Mackey	Vice President and President - Mercury Marine Group	59
William L. Metzger	Vice President and Treasurer	45
Victoria J. Reich	Vice President and President - Brunswick European Group	48
Marschall I. Smith	Vice President, General Counsel and Secretary	61
John E. Stransky	Vice President and President - Life Fitness Division	54
Dale B. Tompkins	Vice President - Strategy and Corporate Development	44
Stephen M. Wolpert	Vice President and President - US Marine Division	51
Judith P. Zelisko	Vice President - Tax	55

There are no familial relationships among these officers. The term of office of all elected officers expires May 3, 2006. The Group and Division Presidents are appointed from time to time at the discretion of the Chief Executive Officer.

Dustan E. McCoy was named Chairman and Chief Executive Officer of the Company in December 2005. He was Vice President of the Company and President - Brunswick Boat Group from 2000 to 2005. From 1999 to 2000, he was Vice President, General Counsel and Secretary of the Company.

Peter B. Hamilton has been Vice Chairman of the Company since 2000. He was President of Brunswick Bowling & Billiards from 2000 to February 2005, President, Life Fitness Division, from February 2005 to February 2006 and was named President - Brunswick Boat Group in February 2006.

Peter G. Leemputte has been Senior Vice President and Chief Financial Officer of the Company since August 2003. He was Vice President and Controller of the Company from 2001 to 2003.

Kathryn J. Chieger has been Vice President - Corporate and Investor Relations of the Company since 1996.

Tzau J. Chung has been a Vice President of the Company since 2000 and was named President - Brunswick New Technologies, in February 2002. Prior to that he was Vice President - Strategic Planning of the Company from 2000 to 2002, and was Senior Vice President - Strategy and IT, for the Company’s Mercury Marine Group from 1997 to 2000.

William J. Gress was named President - Brunswick Latin America Group in June 2005. He also remains Vice President - Supply Chain Management of the Company, which he has been since 2001. From February 2000 to January 2001, he was Executive Vice President of the Company’s Igloo business. Prior to that he was employed by Mercury Marine, where he was Vice President of its MerCruiser Diesel business from 1999 to 2000.

Warren N. Hardie was named  President - Brunswick Bowling & Billiards in February 2006.  Previously, he was President - Bowling Retail from 1998 to February 2006.

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of the Company since 1999.

Alan L. Lowe has been Vice President and Controller of the Company since September 2003. Prior to joining Brunswick, he held a number of senior financial positions with FMC Technologies, Inc., including, most recently, Director - Financial Control.

Patrick C. Mackey has been Vice President of the Company and President of its Mercury Marine Group since 2000.

William L. Metzger has been Vice President and Treasurer of the Company since 2001. From 2000 to 2001, he was Assistant Vice President — Corporate Finance. From 1996 to 2000, he was Director - Corporate Accounting.

Victoria J. Reich has been Vice President and President - Brunswick European Group since August 2003. She was Senior Vice President and Chief Financial Officer of the Company from 2000 to 2003, and Vice President and Controller of the Company from 1996 to 2000.

Marschall I. Smith has been Vice President, General Counsel and Secretary of the Company since 2001. He joined Brunswick from Digitas Inc., a leading e-commerce integrator, where he was General Counsel.

John E. Stransky was named Vice President and President - Life Fitness Division in February 2006.  He was President of the Billiards division from 1998 to 2005 and President - Brunswick Bowling & Billiards from February 2005 to February 2006.

Dale B. Tompkins has been Vice President - Strategy and Corporate Development since January 2003. He joined the Company in 2000 as Vice President - Strategy and Business Development for the Mercury Marine Group.

Stephen M. Wolpert has been Vice President and President - US Marine Division since October 2003. From 2001 to 2003, he held a number of positions with US Marine, including, most recently, Chief Operating Officer. Prior to joining Brunswick, he was Vice President - Manufacturing Strategies and Industrial Automation for Emerson Electric Company.

Judith P. Zelisko has been Vice President - Tax of the Company since 1998. She was Staff Vice President - Tax from 1996 to 1998.

PART II

Item 5. Market for Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York, Chicago, Pacific and London Stock exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 19. Quarterly Data in the Notes to Consolidated Financial Statements. As of February 24, 2006, there were 14,143 shareholders of record of the Company’s common stock.

In October 2005, the Company announced its annual dividend on its common stock of $0.60 per share, payable in December 2005. The Company intends to continue to pay annual dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company’s stockholders. The Company’s dividend policy may be affected by, among other things, the Company’s views on potential future capital requirements, including those relating to investments and acquisitions.

On May 4, 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, which will be funded with available cash. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company repurchased approximately 1.9 million shares under this program during the second half of 2005 for $76.0 million as discussed in Note 18. Share Repurchase Program in the Notes to the Consolidated Financial Statements.

The Company’s 1996 Preferred Share Purchase Right Plan will expire by its terms on April 1, 2006. See Note 16. Preferred Share Purchase Rights in the Notes to Consolidated Financial Statements for more details.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (A) (amounts in thousands)
Period

10/1/05 - 10/31/05	1,000,000	$ 37.77	1,000,000	$ 146,518
11/1/05 - 11/30/05	567,700	39.64	567,700	124,013
12/1/05 - 12/31/05	—	—	—	124,013

Total Stock Repurchases	1,567,700	$ 38.45	1,567,700	$ 124,013

(A)  On May 4, 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, to be funded with available cash. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company repurchased approximately 1.9 million shares under this program during the second half of 2005 for $76.0 million as discussed in Note 18. Share Repurchase Program in the Notes to the Consolidated Financial Statements.

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2005, 2004 and 2003, have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2002, 2001 and 2000, have been derived from the consolidated financial statements of the Company that are not included herein. The financial data presented below have been restated to present the discontinued operations in accordance with Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

(In millions, except per share data)	2005	2004	2003	2002	2001	2000
Results of operations data
Net sales	$5,923.8	$5,229.3	$4,128.7	$3,711.9	$3,370.8	$3,811.9
Unusual charges	$—	$—	$—	$—	$—	$55.1
Operating earnings	$478.6	$400.7	$221.4	$196.6	$191.1	$397.1
Earnings before interest and taxes	$534.0	$413.6	$230.7	$199.9	$179.5	$384.5
Earnings before income taxes	$495.8	$378.5	$201.1	$161.6	$132.2	$323.3
Earnings from continuing operations before accounting change	$385.4	$269.8	$135.2	$103.5	$84.7	$202.2
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	—	—	(68.4)
Loss from disposal of discontinued operations, net of tax	—	—	—	—	—	(229.6)
Cumulative effect of changes in accounting principle, net of tax (A)	—	—	—	(25.1)	(2.9)	—

Net earnings (loss)	$385.4	$269.8	$135.2	$78.4	$81.8	$(95.8)
Basic earnings (loss) per common share:
Earnings from continuing operations before accounting change	$3.95	$2.82	$1.48	$1.15	$0.96	$2.28
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	—	—	(0.77)
Loss from disposal of discontinued operations, net of tax	—	—	—	—	—	(2.59)
Cumulative effect of changes in accounting principle, net of tax (A)	—	—	—	(0.28)	(0.03)	—

Net earnings (loss)	$3.95	$2.82	$1.48	$0.87	$0.93	$(1.08)
Average shares used for computation of basic earnings per share	97.6	95.6	91.2	90.0	87.8	88.7
Diluted earnings (loss) per common share:
Earnings from continuing operations before accounting change	$3.90	$2.77	$1.47	$1.14	$0.96	$2.28
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	—	—	(0.77)
Loss from disposal of discontinued operations, net of tax	—	—	—	—	—	(2.59)
Cumulative effect of changes in accounting principle, net of tax (A)	—	—	—	(0.28)	(0.03)	—

Net earnings (loss)	$3.90	$2.77	$1.47	$0.86	$0.93	$(1.08)
Average shares used for computation of diluted earnings per share	98.8	97.3	91.9	90.7	88.1	88.7

(A)   In 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in a $25.1 million ($0.28 per share) charge as the cumulative effect of the change in accounting principle. In 2001, the Company adopted SFAS No. 133, Accounting for Derivatives and Hedging Activities, which resulted in a $2.9 million ($0.03 per share) charge as the cumulative effect of the change in accounting principle.

(In millions, except per share and other data)	2005	2004	2003	2002	2001	2000
Balance sheet data
Total assets	$4,621.5	$4,346.4	$3,602.5	$3,314.7	$3,157.5	$3,396.5
Debt Short-term	$1.1	$10.7	$23.8	$28.9	$40.0	$172.7
Long-term	723.7	728.4	583.8	589.5	600.2	601.8
Total debt	724.8	739.1	607.6	618.4	640.2	774.5
Common shareholders’ equity	1,978.8	1,712.3	1,323.0	1,101.8	1,110.9	1,067.1

Total capitalization	$2,703.6	$2,451.4	$1,930.6	$1,720.2	$1,751.1	$1,841.6
Cash flow data Net cash provided by operating activities of continuing operations	$432.9	$415.2	$395.1	$413.0	$299.3	$251.0
Depreciation and amortization	162.2	157.5	150.6	148.4	160.4	148.8
Capital expenditures	233.6	171.3	159.8	112.6	111.4	156.0
Acquisitions of businesses	135.5	267.8	177.3	21.2	134.4	—
Investments	23.3	16.2	39.3	8.9	—	38.1
Stock repurchases	76.0	—	—	—	—	87.1
Cash dividends paid	57.3	58.1	45.9	45.1	43.8	44.3
Other data Dividends declared per share	$0.60	$0.60	$0.50	$0.50	$0.50	$0.50
Book value per share	20.03	17.60	14.40	12.15	12.61	12.22
Return on beginning shareholders’ equity	22.5%	20.4%	12.3%	7.0%	7.7%	(7.4)%
Effective tax rate	22.3%	28.7%	32.8%	36.0%	36.0%	37.5%
Debt-to-capitalization rate	26.8%	30.2%	31.5%	35.9%	36.6%	42.1%
Number of employees	27,500	25,600	23,225	21,015	20,700	23,200
Number of shareholders of record	14,143	14,952	15,373	16,605	13,200	13,800
Common stock price (NYSE) High	$49.50	$49.85	$32.08	$30.01	$25.01	$22.13
Low	35.09	31.25	16.35	18.30	14.03	14.75
Close (last trading day)	40.66	49.50	31.83	19.86	21.76	16.44

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A. Risk Factors in this Annual Report.

Overview and Outlook

General

In 2005, the Company made significant progress toward achieving its strategic objective to solidify its leadership position in the marine, fitness and bowling & billiards industries by:

–	Introducing innovative and new technologies to build reliable and high-quality products in all of the Company’s market segments;

–	Focusing on cost reduction initiatives through global sourcing and realignment of the Company’s manufacturing footprint;

–	Acquiring and investing in businesses that will expand and enhance the Company’s product offerings, particularly in boats and parts & accessories;

–
Strengthening the Company’s relationships with its dealers by providing additional products and services that will make them more successful, improve the customer experience and, in turn, make Brunswick more successful; and

–	Continuing to expand and enhance the Company’s global manufacturing footprint to achieve the best-cost position.

While these activities are ongoing, the Company continued to see positive overall results from its efforts reflected in its financial performance.  Sales in 2005 increased 13 percent to $5,923.8 million, primarily due to organic growth across the Boat, Marine Engine and Bowling & Billiards segments, and additional sales associated with acquisitions. Fitness segment sales decreased due to the divestiture of the Omni retail stores in 2004. Operating earnings for 2005 increased 19 percent to $478.6 million, primarily due to the sales gains, as well as effective cost management efforts and global sourcing initiatives. These factors helped offset expenses associated with the acquisitions completed in 2005 and 2004, the transition to low-emission engines, which carry lower margins, in the Company's Marine Engine segment and decreased absorption of fixed costs due to lower production levels that resulted from successful efforts to maintain healthy marine pipeline inventories. The Company also incurred additional costs for investments in research and development, new manufacturing plant start-ups, marketing for the new product launches and international operations to support future growth.  See the Results of Operations section below for further discussion.

Accomplishments in support of the Company’s strategic objectives in 2005 include:

New products:

–
The continued rollout of Mercury Marine’s Verado, a family of supercharged four-stroke outboard engines, into smaller four-cylinder models ranging from 135 to 175 horsepower, complementing the larger six-cylinder models, ranging from 200 to 275 horsepower introduced in 2004;

–	Development of three new naturally aspirated four-stroke outboard engines from 75 to 115 horsepower introduced in February 2006;

–
New boat models across all boat divisions, including the Boston Whaler Montauk 150, the first model to fully utilize the Company’s High Performance Product Development (HPPD) process to integrate the design, engineering and manufacturing processes from start to finish;

–	New cardiovascular and strength training fitness product offerings, including the Circuit series, designed to simplify and speed up the workout experience;

–	Continued expansion of the new concept, larger, showcase Brunswick Zones; and

–	New product offerings from Brunswick New Technologies (BNT), especially in the personal car navigation business.

Manufacturing realignment:

–
Completed expansion of the boat manufacturing facility in Reynosa, Mexico, which doubled capacity and allowed the Company to increase production of the Bayliner 175, Bayliner 185 and other runabout models;

–	Completion of a new engine plant in China for the production of outboard engines in the 40 to 60 horsepower range;

–
Expansion of the Sea Ray facility in Vonore, Tennessee, to increase production capacity for closed-mold manufacturing production of boat hulls, decks and parts while decreasing environmental emissions;

–	Acquisition of a 165,000-square-foot facility in Swansboro, North Carolina, to expand capacity to meet the strong demand for the Company’s sportfishing convertible and motoryacht models;

–	Announcement of the relocation of the Company’s bowling ball manufacturing operations from Muskegon, Michigan, to Reynosa, Mexico; and

–	Expansion of the Company’s Brunswick Home & Billiard retail stores into the Denver and Boston markets.

Acquisitions:

–	Purchase of Triton Boats, which adds bass fishing boats to the Company’s product portfolio and complements the existing freshwater and aluminum boat brands;

–	Purchase of the Albemarle and Harris Kayot boat brands to strengthen the Company’s presence in the offshore sportfishing and pontoon market segments; and

–
Acquisition of Benrock and Kellogg Marine, which added significant capacity to the Company’s parts and accessories business and provides an essential distribution hub in the northeastern United States.

International Operations:

–	Increased investments in operations in Europe, Asia-Pacific and Latin America supporting international sales, which now represent approximately 35 percent of consolidated net sales; and

–	Purchase of the remaining 51 percent of Valiant rigid inflatable boats in Europe.

Returning Value to Shareholders:

–	Initiated a $200 million stock repurchase program, buying back approximately 1.9 million shares of Brunswick common stock for $76 million during 2005; and

–	Maintained an annual dividend payment of $0.60 per share.

Looking ahead to 2006, the Company expects domestic retail demand for marine products to be flat with 2005 levels. The Company estimates that industry growth, coupled with market share gains, success of new products, improved pricing and the full-year impact of acquisitions completed in 2005, is expected to result in a low- to mid-single digit increase in marine sales in 2006. Sales for BNT are expected to continue at a growth rate higher than the Company's other businesses, primarily from increases in sales of the Company’s personal car navigation products. Fitness and Bowling & Billiards segment sales are expected to increase in the mid-single digits. Overall, sales are expected to increase 6 to 8 percent.

Operating earnings are expected to improve in 2006, benefiting from higher pricing across most market segments and slightly higher volumes, as well as the Company’s ongoing focus on effective cost management.  Margin improvement in 2006 will be limited not only by slowing growth as compared to 2005, but also by the continued transition to low-emission outboard engines which carry lower margins.  The Company will also incur higher material costs, especially for aluminum used in the production of boats and marine engines, expenses for stock options and higher variable compensation costs. The Company expects 2006 Equity earnings to remain relatively flat compared with 2005. The Company’s effective tax rate in 2006 is expected to be approximately 31 percent.

Matters Affecting Comparability

Acquisitions. Approximately 38 percent of the sales increase in 2005, when compared with 2004, can be attributed to sales from the following acquisitions:

Date	Name/Description	Segment

4/01/04	Lowe, Lund, Crestliner	Boat
12/31/04	Sea Pro, Sea Boss and Palmetto (Sea Pro)	Boat
2/07/05	Benrock, Inc. (Benrock)	Boat
2/28/05	Albemarle Boats, Inc. (Albemarle)	Boat
4/29/05	MX Marine, Inc. (MX Marine)	Marine Engine
5/27/05	Triton Boat Company, L.P. (Triton)	Boat
6/20/05	Supra-Industria Textil, Lda. (Valiant) - 51 percent	Marine Engine
7/07/05	Kellogg Marine, Inc. (Kellogg)	Boat
9/16/05	Harris Kayot Marine, LLC (Harris Kayot)	Boat

The Lowe, Lund and Crestliner boat brands provided the Company with the opportunity to offer products in all major aluminum boat segments and to leverage engine synergies with the Company’s Mercury Marine operations. The Sea Pro, Sea Boss and Palmetto boat brands provide the Company with the opportunity to offer a distinctive array of offshore saltwater fishing boats. Benrock expands the Company’s geographic coverage of its parts and accessories distribution network serving the central and southern United Stated markets. Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats, building on offerings of the Hatteras brand. MX Marine provides a new channel for the Company’s offerings of global-positioning systems, navigation systems and other marine electronics. Triton adds bass boats to the Company’s product lineup, as well as a broader range of saltwater and aluminum fishing boats. Kellogg complements the Company’s previous acquisitions of Benrock and Land ‘N’ Sea and provides an essential distribution hub in the northeastern United States. The Valiant brand of rigid inflatable boats enhances the Company’s offerings in Europe. Harris Kayot advances the Company’s position in the pontoon market and complements the Company’s existing boat portfolio with premium runabout and deckboat product lines.

Approximately 40 percent of the sales increase in 2004, when compared with 2003, can be attributed to sales from the following acquisitions:

Date	Name/Description	Segment

6/10/03	Valley-Dynamo, LP (Valley-Dynamo)	Bowling & Billiards
6/23/03	Land ‘N’ Sea Corporation (Land ‘N’ Sea)	Boat
6/23/03	Navman NZ Limited (Navman) - 70 percent	Marine Engine
9/02/03	Attwood Corporation (Attwood)	Boat
9/15/03	Protokon, LLC (Protokon) - 80 percent	Fitness
4/01/04	Lowe, Lund, Crestliner	Boat

Valley-Dynamo, a manufacturer of commercial and consumer billiards, Air Hockey and foosball tables, added new products and distribution channels to the Company’s billiards operations. Land ‘N’ Sea, a distributor of marine parts and accessories, and Attwood, a manufacturer of marine hardware and accessories, provided the Company with the distribution network, manufacturing capabilities and infrastructure to develop and expand a boat parts and accessories business. Navman, a manufacturer of marine electronics and global positioning systems-based products, complemented the Company’s expansion into marine-based electronics and integration. Protokon, a Hungarian steel fabricator and electronic equipment manufacturer, allowed the Company to reduce costs and increase manufacturing capacity of fitness equipment, while better serving its fitness customers in Europe. The Lowe, Lund and Crestliner boat brands provided the Company with the opportunity to offer products in all major aluminum boat segments and to leverage engine synergies with the Company’s Mercury Marine operations.

Refer to Note 5. Acquisitions in the Notes to Consolidated Financial Statements for a detailed description of these acquisitions.

Investment sale gain, tax items and litigation charge. The comparison of net earnings per diluted share between 2005, 2004 and 2003, is affected by the gain on the sale of an investment, tax items and a litigation charge, which are described below. The effect of these items on diluted earnings per share is as follows:

	2005	2004	2003

Net earnings per diluted share - as reported	$3.90	$2.77	$1.47
Investment sale gain	(0.32)	—	—
Tax items	(0.33)	(0.10)
Litigation charge	—	—	0.18

Net earnings per diluted share — as adjusted	$3.25	$2.67	$1.65

Management believes that presentation of earnings per diluted share excluding these items provides a more meaningful comparison to current-period and prior-period results because there were no comparable items in 2005, 2004 or 2003.

–
Investment Sale Gain: On February 23, 2005, the Company sold its investment of 1,861,200 shares in MarineMax, Inc. (MarineMax), its largest boat dealer, for $56.8 million,   net of $4.1 million of selling costs, which included $1.1 million of accrued expenses. The sale was made pursuant to a registered public offering by MarineMax. As a result of this sale, the Company recorded an after-tax gain of $31.5 million ($0.32 per diluted share) after utilizing previously unrecognized capital loss carryforwards.

–
Tax Items: In 2005, the Company reduced its tax provision by $32.6 million ($0.33 per diluted share) due primarily to tax benefits from refinements in the calculation of prior years' extraterritorial income and the foreign sales corporation tax benefit, and reassessment of tax reserves for underlying exposures. Additionally in 2005, the Company made a change in the assertion under APB No. 23, “Accounting for Income Taxes - Special Areas” (APB 23) for certain foreign subsidiaries. The Company determined that approximately $52 million of undistributed net earnings from these foreign subsidiaries were indefinitely reinvested in operations outside the United States. These earnings will provide the Company with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift the Company’s acquisition focus to Europe and Asia. The Company’s current intentions meet the indefinite investment criteria of APB No. 23. Additionally, the Company’s 2005 tax rate benefited from utilization of previously unrecognized loss carryforwards applied in connection with the MarineMax investment sale gain discussed above. See Note 8. Income Taxes in the Notes to Consolidated Financial Statements for further details.

In 2004, the Internal Revenue Service completed its routine audit of tax years 1998 through 2001. Following the completion of the examination of this four-year period, the Company reduced its tax reserves and, consequently, its tax provision by $10 million ($0.10 per diluted share).

–
Litigation Charge: In 2003, the Company’s Life Fitness division settled a cross trainer patent infringement lawsuit with Precor Incorporated for $25.0 million and future royalty payments. The Company recorded a $25.0 million pre-tax litigation charge ($0.18 per diluted share) in operating earnings in 2003. The Company paid $12.5 million in September 2003 and $12.5 million in June 2004 related to the charge.

Results of Operations

Consolidated

The following table sets forth certain ratios and relationships calculated from the Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003:

				2005 vs. 2004		2004 vs. 2003
				Increase/(Decrease)		Increase/(Decrease)
	2005	2004	2003	$	%	$	%
(In millions, except per share data)
Net sales	$5,923.8	$5,229.3	$4,128.7	$694.5	13.3%	$1,100.6	26.7%
Gross margin(A)	1,424.6	1,314.2	997.1	110.4	8.4%	317.1	31.8%
Operating earnings	478.6	400.7	221.4	77.9	19.4%	179.3	81.0%
Net earnings	$385.4	$269.8	$135.2	$115.6	42.8%	$134.6	99.6%

Diluted earnings per share	$3.90	$2.77	$1.47	$1.13	40.8%	$1.30	88.4%

Expressed as a percentage of net sales
Gross margin(A)	24.0%	25.1%	24.2%		(110) bpts		90 bpts
Selling, general and administrative expense	13.5%	14.9%	15.3%		(140) bpts		(40) bpts
Research & development	2.4%	2.5%	2.9%		(10) bpts		(40) bpts
Operating margin	8.1%	7.7%	5.4%		40 bpts		230 bpts
__________

bpts = basis points

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

2005 vs. 2004

The increase in net sales in 2005 was due to higher Boat, Marine Engine and Bowling & Billiards segment sales performance. Approximately 62 percent of the increase in net sales was from organic growth, defined as net sales from the Company’s businesses that have operating results in comparable periods presented. The remaining growth was due to acquisitions completed in 2005 and 2004. Both the Boat and Marine Engine segments benefited from an improved marine market, particularly in the first half of the year, and higher pricing in 2005. Organic sales growth from the Boat segment resulted from higher wholesale shipments to boat dealers domestically and internationally, most notably for the Sea Ray, Boston Whaler and Hatteras brands, favorable pricing for US Marine and Sea Ray and a positive mix shift to higher-priced cruisers and sportyachts for Sea Ray. Marine Engine segment net sales, which includes the Company’s Mercury Marine and Brunswick New Technologies (BNT) operations, increased primarily due to higher revenues from outboard engines and sterndrives as a result of growth in international markets, growth in Mercury Marine's parts and service business and higher sales of navigation products in international markets.

International sales increased $360.0 million to $2,049.2 million in 2005. Sales increased across all international regions with the largest impact coming from Europe and the Asia-Pacific region, which increased by $208.8 million and $59.5 million, respectively. This increase was primarily due to an increase in sales of personal car navigation products, boats and outboard engines.

The Company’s gross margin percentage decreased 110 basis points in 2005 to 24.0 percent from 25.1 percent in 2004. This decrease was the result of the transition to low-emission outboard engines in the second half of the year, which carry lower margins than the carbureted two-stroke outboards they are replacing; lower fixed cost absorption and inefficiencies due to lower production rates during the second half of 2005 as a result of the Company’s effort to reduce marine customer inventory levels, especially for the Company’s aluminum boat businesses; and costs required to start up the Company’s manufacturing capacity in China to produce outboard engines and boats. These factors were partially offset by favorable pricing in the Boat and Marine Engine segment, a higher mix of BNT sales in 2005, which generally carry a higher gross margin, and reduced warranty costs as a result of quality improvements.

Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased 140 basis points to 13.5 percent of sales, down from 14.9 percent of sales in 2004. During 2005, SG&A expenses increased $18.9 million to $801.3 million, primarily due to acquisitions; research, development and marketing investments in new products; and expenses related to the dispute with a Chinese supplier as discussed in Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements recorded in the Company’s Bowling & Billiards segment. These factors were largely offset by lower variable compensation expenses, $6.7 million in reduced compensation expense from the Company’s CEO transition and the elimination of operating expenses due to the divestiture of the Omni fitness retail stores in the fourth quarter of 2004. SG&A expenses also benefited from a reduction in bad debt reserves due to improved international customer payment performance and the improved financial condition of certain domestic customers.

Operating earnings increased to $478.6 million in 2005 from $400.7 million in 2004. The increase in operating earnings was primarily due to the increase in sales, partially offset by the factors affecting gross margin percentage and SG&A expenses as discussed above. Additionally, the Company increased its investment in research and development by $13.6 million in 2005 compared to 2004.

Interest expense increased $8.0 million in 2005 compared with 2004, primarily due to the full year impact of debt issued in mid-2004 and the effects of higher short-term interest rates. See Note 12. Debt in the Notes to Consolidated Financial Statements for details on the issuance of the debt. Interest income increased $4.9 million in 2005 compared with 2004 as a result of higher average cash balances and higher interest rates.

In 2005, the Company sold 1,861,200 shares of common stock of MarineMax, Inc. (MarineMax), its largest boat dealer. Proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses. This sale generated a pre-tax gain of $38.7 million for the Company. See Note 6. Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

The lower effective tax rate in 2005 was due primarily to refinements in the calculation of prior years' extraterritorial income and the foreign sales corporation tax benefit, and reassessment of tax reserves for underlying exposures, offset by a reduction in tax reserves in 2004. Additionally in 2005, the Company made a change in the assertion under APB No. 23 for previously undistributed earnings of certain foreign subsidiaries. The Company determined that approximately $52 million of undistributed net earnings from these foreign subsidiaries were indefinitely reinvested in operations outside the United States. These earnings will provide the Company with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift the Company’s acquisition focus to Europe and Asia. The Company’s current intentions meet the indefinite investment criteria of APB No. 23. Additionally, the Company’s 2005 tax rate benefited from utilization of previously unrecognized loss carryforwards applied in connection with the MarineMax investment sale gain discussed above. The 2005 effective tax rate was further favorably impacted by higher foreign earnings in lower effective tax rate jurisdictions. See Note 8. Income Taxes in the Notes to Consolidated Financial Statements for further details

Excluding the tax benefits of these items, the Company’s effective tax rate for 2005 was 29.7 percent compared to 31.4 percent in 2004, which also excludes the 2004 tax reserve reduction described in the following 2004 vs. 2003 section. Management believes that presentation of the effective tax rate, excluding the investment sale gain and other non-recurring tax benefits in both years, provides a more meaningful comparison because the investment sale gain and non-recurring tax benefits are unique to their respective periods, and, accordingly, there are no comparable items in either 2005 or 2004.

Net earnings and diluted earnings per share increased, primarily due to the same factors discussed above in operating earnings, the gain on sale of the Company’s investment in MarineMax and the lower effective tax rate. Excluding this gain, the tax reserve reduction and other non-recurring tax benefits, diluted earnings per share would have been $3.25 per diluted share in 2005 compared with $2.67 per diluted share in 2004, which excludes the 2004 tax reserve reduction described in the following 2004 vs. 2003 section. Management believes that presentation of the diluted earnings per share, excluding this gain and non-recurring tax benefits, provides a more meaningful comparison because the investment sale gain and non-recurring tax benefits are unique to their respective periods, and, accordingly, there are no comparable items in either 2005 or 2004.

Weighted average common shares outstanding used to calculate diluted earnings per share increased to 98.8 million in 2005 from 97.3 million in 2004. The increase in average shares outstanding was primarily due to the exercise of stock options during 2005 and 2004, partially offset by the repurchase of approximately 1.9 million shares in the second half of 2005 as discussed in Note 18. Share Repurchase Program in the Notes to Consolidated Financial Statements.

2004 vs. 2003

Sales increased 26.7 percent as the Company reported sales gains across all reportable segments. Approximately 60 percent of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have operating results in comparable periods presented. Both the Marine Engine and Boat segments benefited from an improved marine market. Organic sales growth for the Marine Engine segment was largely due to higher wholesale shipments of outboard and sterndrive engines in domestic markets, as well as higher sales of GPS-based products at Navman and higher wholesale shipments of outboard engines in international markets. Organic sales growth for the Boat segment was due to higher shipments across most boat brands in both domestic and international markets due to the success of new products, increased customer demand and favorable pricing. Organic sales growth for the Fitness segment was the result of higher domestic and international commercial sales related to the success of new models. Organic sales growth for the Bowling & Billiards segment was due to higher sales volume of bowling capital equipment and consumer products, as well as higher bowling center revenues and increased sales of billiard tables and equipment.

International sales increased $447.0 million to $1,689.2 million in 2004 compared with $1,242.2 million in 2003. Sales increased across all international regions, with the largest impact coming from Europe, the Pacific Rim and Canada, which increased by $245.1 million, $92.4 million and $73.3 million, respectively. This increase is due to an increase in boat and outboard engine sales, the benefit of a weaker U.S. dollar and additional revenues associated with acquisitions.

Gross margin percentage increased in 2004 compared with 2003 primarily due to the favorable impact associated with 2004 and 2003 acquisitions; favorable pricing in the Boat and Marine Engine segments; increased sales of higher horsepower, higher margin engines; operational efficiencies due to higher production levels; the benefit of a weaker dollar and successful cost reduction initiatives. These factors were partially offset by higher compensation costs, a mix shift in outboard engines to lower-margin, low-emission engines, and a mix shift to lower margin strength equipment and higher materials costs in the Fitness segment. In addition, lower pension costs were mostly offset by higher healthcare and insurance costs.

Selling, general and administrative expenses, as a percentage of net sales, decreased 40 basis points in 2004 primarily due to the increase in sales volume. SG&A expenses increased by $149.9 million to $782.4 million in 2004 from $632.5 million in 2003. This increase is attributable to the acquisitions completed in 2004 and 2003, which accounted for approximately 36 percent of the increase, higher compensation costs and promotional expenses for new product launches.

Operating earnings increased to $400.7 million in 2004 from $246.4 million in 2003, excluding the previously mentioned 2003 litigation charge. Management believes that presentation of operating earnings in 2003, excluding this litigation charge, provides a more meaningful comparison to current-period results, because there was no comparable litigation charge in 2004 operating earnings. The increase in operating earnings was primarily due to the increase in sales volumes in all reportable segments and the factors affecting gross margin percentage as described above. These factors were partially offset by the increase in SG&A expenses as discussed above, higher research and development expenses across most segments driven by acquisitions completed in 2004 and 2003, and competitive pricing pressures in the Asia-Pacific region in the Marine Engine segment.

Operating earnings were also unfavorably affected by approximately $25 million in 2004 compared with 2003, primarily attributable to the marketing and production start-up of the new Verado family of four-stroke outboard engines, start-up and other expenses associated with the construction of an outboard engine assembly plant in China, and expenses to develop a new boat design process to better integrate engine and marine electronics into original boat designs.

Interest expense increased by $4.2 million to $45.2 million in 2004 compared with $41.0 million in 2003, primarily due to the issuance of new debt described in Note 12. Debt in the Notes to Consolidated Financial Statements.

Equity earnings increased to $18.1 million in 2004 compared with $9.9 million in 2003, primarily due to improved results from the Cummins MerCruiser Diesel Marine, LLC joint venture and holding a 49% interest in Brunswick Acceptance Company, LLC for the full year.

The Company’s effective tax rate was reduced to 28.7 percent in 2004 from 32.8 percent in 2003. The lower effective tax rate for the year was primarily due to a tax reserve reassessment of $10.0 million arising from the completion of Federal tax audit examinations of years 1998 to 2001, and higher foreign and state earnings in lower effective tax rate jurisdictions. Excluding the $10.0 million reassessment in tax reserves, the Company’s effective tax rate for 2004 was 31.4 percent. Management believes that the presentation of the effective tax rate in 2004, excluding this tax reserve reassessment, provides a more meaningful comparison to 2003, because there was no comparable tax reserve reassessment in 2003.

Average common shares outstanding used to calculate diluted earnings per share increased to 97.3 million in 2004 from 91.9 million in 2003. The increase in average diluted outstanding shares was due to the exercise of stock options and an increase in common stock equivalents due to an increase in the Company’s average stock price during the period.

Segments

The Company operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards. Refer to Note 4. Segment Information in the Notes to Consolidated Financial Statements for details on the operations of these segments.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2005, 2004 and 2003:

				2005 vs. 2004		2004 vs. 2003
				Increase		Increase
	2005	2004	2003	$	%	$	%
(In millions)
Net sales	$2,769.8	$2,271.1	$1,616.9	$498.7	22.0%	$654.2	40.5%
Operating earnings	$192.1	$149.3	$63.9	$42.8	28.7%	$85.4	NM
Operating margin	6.9%	6.6%	4.0%		30 bpts		260 bpts
Capital expenditures	$74.6	$56.3	$38.5	$18.3	32.5%	$17.8	46.2%
__________

bpts=basis points

NM=not meaningful

2005 vs. 2004

Sales from the acquisitions completed in 2005 and 2004 accounted for approximately 52 percent of the increase in segment sales in 2005. Organic sales growth, driven by an improved marine market particularly in the first half of 2005, resulted from higher wholesale shipments to both domestic and international boat dealers, most notably for Sea Ray, Boston Whaler and Hatteras, favorable pricing across most fiberglass boat brands and a positive mix shift to higher-priced cruisers and sportyachts for Sea Ray.  These sales increases were partially offset by lower sales of aluminum boats due to weak market conditions in the upper Midwest and actions taken by the Company to reduce inventories held by dealers.

The increase in operating earnings was primarily due to the increase in sales, successful cost reduction initiatives and operational efficiencies. Operating earnings also benefited from the favorable mix shift to more profitable cruisers and sportyachts and the 2004 completion of the amortization of an intangible asset from the 1986 acquisition of Sea Ray. Boat segment operating earnings were unfavorably impacted by higher research and development expenses, lower sales volume from the Company’s aluminum boat brands and higher material costs. Operating earnings were also negatively affected in the second half of 2005 by lower fixed cost absorption, resulting from the decrease in production volumes necessary to maintain healthy boat pipeline inventories, most notably for the aluminum boat brands.

The increase in capital expenditures was primarily for tooling for the production of new models, acquisition of a manufacturing facility in North Carolina to expand capacity for production of Hatteras sportfishing convertibles and motoryachts and capital spending related to the acquisitions described above.

2004 vs. 2003

Sales from the Lund, Lowe, Crestliner, Attwood and Land ‘N’ Sea acquisitions completed in 2004 and 2003, accounted for approximately 54 percent of the increase in Boat segment sales in 2004. Organic sales growth resulted from higher wholesale shipments to boat dealers domestically and internationally, most notably for Sea Ray, Bayliner and Boston Whaler, driven by an improved marine market, the successful introduction of new models and favorable pricing.

The increase in operating earnings was primarily due to the increase in sales, the impact of acquisitions completed in 2004 and 2003, favorable pricing, cost reduction initiatives and operational efficiencies. Also, operating earnings benefited from profitability at the segment’s US Marine division compared with operating losses in the prior year. The turnaround in operating earnings for US Marine was driven by higher domestic and international sales volume across most of its boat brands due to the success of new models, higher customer demand and operational efficiencies due to the higher production levels. Boat segment operating earnings were unfavorably impacted by expenses associated with the acquisitions completed in 2004 and 2003, an increase in compensation costs and higher research and development expenses, which were primarily associated with acquisitions completed in 2004.

The increase in capital expenditures was primarily for tooling for the production of new models, expansion of a Bayliner boat manufacturing plant in Reynosa, Mexico, and capital expenditures associated with the acquisitions completed in 2004 and 2003.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2005, 2004 and 2003:

				2005 vs. 2004		2004 vs. 2003
				Increase/(Decrease)		Increase
	2005	2004	2003	$	%	$	%
(In millions)
Net sales	$2,638.7	$2,353.2	$1,908.9	$285.5	12.1%	$444.3	23.3%
Operating earnings	$260.7	$243.2	$171.1	$17.5	7.2%	$72.1	42.1%
Operating margin	9.9%	10.3%	9.0%		(40) bpts		130 bpts
Capital expenditures	$101.5	$76.4	$68.1	$25.1	32.9%	$8.3	12.2%
__________

bpts=basis points

2005 vs. 2004

The Marine Engine segment includes the Company’s Mercury Marine and Brunswick New Technologies (BNT) operations. In 2005, net sales for Mercury Marine of $2,289.1 million increased primarily due to higher revenues from outboard engines and sterndrives as a result of growth in international markets, higher sales prices resulting from a greater mix of low-emission outboard engines, which have higher prices, and growth in the marine parts and service business. Net sales for BNT of $349.6 million increased 76 percent from $199.2 million in 2004 as a result of higher demand for navigation products in international markets.

The increase in operating earnings of Mercury Marine was primarily due to the increase in sales, cost-containment actions, reduced warranty costs as a result of quality improvements, a reduction in bad debt reserves due to improved international customer payment performance and the improved financial condition of certain domestic customers and lower variable compensation costs. These factors were partially offset by strategic investments for increased marketing and promotional activities for the four-cylinder supercharged Verado engines and start-up costs associated with both the new outboard engine manufacturing facility in China, as well as expenses for a new four-stroke production line. In the second half of 2005, Mercury Marine operating earnings were also negatively impacted by the transition to lower margin low-emission outboard engines and lower fixed cost absorption as a result of reduced production levels to maintain balanced pipeline inventories. Higher operating earnings for BNT were primarily due to the increase in sales, especially from global positioning systems-based products, which was largely offset by higher selling, general and administrative expenses to support the business’ growth and an increase in BNT’s investment in research and development. In 2005, Marine Engine segment operating margins also decreased as a result of a higher mix of BNT sales, which, in 2005, had lower operating margins than the sales of Mercury Marine.

The increase in capital expenditures was primarily due to investments for the development of the new line of 75, 90 and 115 horsepower naturally aspirated, four-stroke outboard engines to be launched in early 2006 and completion of the four-cylinder supercharged Verado engine for Mercury Marine.

2004 vs. 2003

Marine Engine segment sales benefited from an increase in wholesale shipments of outboard and sterndrive engines in domestic markets due to an improved marine market in 2004, the full year impact of the Navman acquisition and an increase in sales of parts and service businesses, which includes non-traditional marine products, such as castings and rigging systems. International sales also increased due to higher wholesale shipments of outboard engines and the benefit of a weaker U.S. dollar.

Operating earnings increased primarily due to the increase in sales volume; the impact of a weaker U.S. dollar; additional revenues associated with sales of higher margin, higher horsepower engines; increased absorption of fixed costs due to higher production levels, and successful cost reduction initiatives. These benefits were partially offset by higher compensation costs; a mix shift in outboard engines to lower margin, low-emission engines; marketing and start-up expenses and higher research and development expenses associated with the new Verado family of four-stroke outboard engines; start-up and other costs associated with the construction of a new outboard engine manufacturing facility in China; higher research and development expenses associated with BNT and competitive pricing pressures in the Asia-Pacific region.

The increase in capital expenditures was primarily due to investments in the new China plant for the production of four-stroke outboard engines in the 40 to 60 horsepower range and a new Verado manufacturing line at a facility in Fond du Lac, Wisconsin.

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2005, 2004 and 2003:

				2005 vs. 2004		2004 vs. 2003
				Increase/(Decrease)		Increase/(Decrease)
	2005	2004	2003	$	%	$	%
(In millions)
Net sales	$551.3	$558.3	$486.6	$(7.0)	(1.3)%	$71.7	14.7%
Operating earnings(A)	$56.3	$45.2	$29.8	$11.1	24.6%	$15.4	51.7%
Operating margin(A)	10.2%	8.1%	6.1%		210 bpts		200 bpts
Capital expenditures	$11.1	$8.3	$14.9	$2.8	33.7%	$(6.6)	(44.3)%
________

bpts=basis points

(A)  Operating earnings and Operating margin for the year ended 2003 included a $25.0 million pre-tax litigation charge discussed in Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements and Matters Affecting Comparability above. Operating margin excluding the $25.0 million pre-tax litigation charge was 11.3 percent.

2005 vs. 2004

The decrease in Fitness segment sales in 2005 was primarily attributable to the divestiture of the Omni retail stores in 2004. Excluding Omni, net sales increased by $12.6 million to $551.3 million from $538.7 million in 2004. Management believes that presentation of net sales excluding the net sales from Omni provides a more meaningful comparison to the prior period, as there were no comparable net sales from Omni in 2005. This increase in net sales was primarily due to increased commercial sales of cardiovascular equipment in the domestic and international markets, partially offset by international competitive pricing pressures.

Operating earnings increased as a result of the positive mix shift to higher-margin cardiovascular equipment, lower manufacturing costs, the absence of Omni operating expenses in 2005 and continued successful cost containment efforts. These factors were offset by higher freight, distribution and raw material costs.

Capital expenditures for 2005 were primarily related to tooling and software costs for new product development, as well as equipment for the Hungary manufacturing facility.

2004 vs. 2003

Fitness segment sales increased in 2004 primarily due to greater demand for strength and cardiovascular equipment in both domestic and international markets partly due to the introduction of new models in late 2003. International sales also benefited from the weaker U.S. dollar. The increase in sales was partially offset by decreased retail sales at the Company’s Omni Fitness stores, which were sold during 2004.

Operating earnings in 2003 include a $25.0 million litigation charge recorded in the first quarter of 2003. Management believes that presentation of operating earnings in 2003, excluding this litigation charge, provides a more meaningful comparison to the current-year results because there was no comparable litigation charge that affected 2004. Excluding this charge, operating earnings decreased $9.6 million to $45.2 million in 2004 from $54.8 million in 2003, and operating margins decreased 320 basis points to 8.1 percent in 2004 when compared with 2003. The decrease in operating earnings was driven by a mix shift toward lower-margin strength equipment, higher steel and other raw material costs, higher freight and distribution costs, competitive pricing pressures in the European commercial markets and increased bad debt expense due to the bankruptcy filing of a consumer fitness retail chain. These factors were partially offset by the increase in sales volume and successful cost containment efforts.

Capital expenditures in 2004 were primarily for the expansion of a plant in Hungary for the production of strength and cardiovascular equipment, including cross-trainers, operational improvements and product expansion programs.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2005, 2004 and 2003:

				2005 vs. 2004		2004 vs. 2003
				Increase/(Decrease)		Increase/(Decrease)
	2005	2004	2003	$	%	$	%
(In millions)
Net sales	$464.5	$442.4	$392.4	$22.1	5.0%	$50.0	12.7%
Operating earnings	$37.2	$41.7	$25.6	$(4.5)	(10.8)%	$16.1	62.9%
Operating margin	8.0%	9.4%	6.5%		(140) bpts		290 bpts
Capital expenditures	$36.8	$27.7	$34.8	$9.1	32.9%	$(7.1)	(20.4)%
__________

bpts=basis points

2005 vs. 2004

Bowling & Billiards segment net sales increased due to higher sales volume of bowling equipment, primarily in Europe and Asia, and higher bowling center revenues partly from three new bowling centers in 2005 and two new bowling centers in 2004. These increases were partially offset by the disposition of four bowling centers in 2005 and three bowling centers in 2004 and lower sales of billiard tables.

Operating earnings decreased $4.5 million primarily as a result of expenses related to the dispute with a Chinese supplier as discussed in Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements, costs associated with the transfer of bowling ball production from the segment’s Muskegon, Michigan, facility to Mexico, as well as higher distribution and freight costs for billiard products. These factors were partially offset by the sales increase in bowling equipment, higher bowling center revenues, increased gains on the sale of bowling centers and a decrease in general liability expense and accruals as a result of positive claims experience from the implementation of successful safety initiatives in retail bowling centers.

Capital expenditures in 2005 were primarily related to the costs incurred in the acquisition and construction of new bowling centers and the normal capital requirements of existing centers, as well as costs incurred in the transfer of the Company’s bowling ball production to Mexico.

2004 vs. 2003

Sales from the Valley-Dynamo acquisition completed in 2003 accounted for approximately 29 percent of the increase in segment sales in 2004. Organic sales increased primarily due to increased sales volume of bowling equipment in both the domestic and international markets, driven by increased demand for new products, most notably the Vector scoring system, center management systems and Inferno bowling balls, and an increase in consumer products partially offset by a decrease in after-market products. In addition, the increase in sales was due to higher bowling center revenues, partially as a result of the opening of two new bowling centers, and higher sales of billiard tables and equipment.

Operating earnings benefited primarily from the higher sales volume, cost reduction programs and the recognition of a gain associated with the divestiture of three bowling centers. This benefit was partially offset by increased expenses to support and promote new products, higher compensation costs and bad debt expense associated with the bankruptcy of a customer.

Capital expenditures includes the construction of two new bowling centers, completed in the second quarter of 2004, and the conversion of eight bowling centers to Brunswick Zones, which are modernized bowling centers that offer a full array of family-oriented entertainment activities.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of cash flow for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
(In millions)
Net cash provided by operating activities	$432.9	$415.2	$395.1
Net cash provided by (used for):
Capital expenditures	(233.6)	(171.3)	(159.8)
Pre-tax investment sale proceeds	57.9	—	—
Proceeds on the sale of property, plant and equipment	13.4	13.4	7.5
Other, net	(1.7)	2.0	(3.0)

Free cash flow*	$268.9	$259.3	$239.8
__________

*     The Company defines Free cash flow as cash flow from operating and investing activities (excluding cash used for acquisitions and investments) excluding financing activities. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

The Company’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2005

In 2005, net cash provided by operating activities totaled $432.9 million compared with $415.2 million in 2004. This increase was driven by an increase in net earnings of $115.6 million, which included a $31.5 million after-tax gain from the sale of the Company’s investment in MarineMax. The proceeds recognized on this sale are recorded in investing activities. See Note 6. Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment. In 2005, the Company also paid $54.9 million more in taxes, net of refunds, than in 2004. The Company also used operating cash flow to increase working capital, defined as non-cash current assets less current liabilities, by $65.1 million in 2005 versus a $68.7 million increase in 2004.

The cash used to fund working capital in 2005 was primarily due to an increase in inventory to support higher sales volumes, an increase in accounts receivable attributed to higher sales in 2005 and lower variable compensation accruals year over year. These factors were partially offset by an increase in accounts payable in 2005.

Cash flows from investing activities included capital expenditures of $233.6 million in 2005, compared with $171.3 million in 2004. The increase in capital expenditures was attributable to investments for the development of the new line of 75, 90 and 115 horsepower naturally aspirated, four-stroke outboard engines launched in February 2006, investment in a new manufacturing line for four-stroke outboard engines for Mercury Marine, acquisition of a new boat manufacturing facility in Swansboro, North Carolina, the expansion of a boat manufacturing plant in Reynosa, Mexico, and tooling expenditures for new model introductions across all segments.

The Company expects to invest approximately the same amount or slightly less for capital expenditures in 2006. About 75 percent of the capital spending will be for investments in new and upgraded products, for plant capacity expansions and for the construction of new showcase Brunswick Zones, with the balance targeted toward cost reductions and investments in information technology.

Cash paid for acquisitions, net of debt and cash acquired, totaled $135.5 million and $267.8 million in 2005 and 2004, respectively. See Note 5. Acquisitions in the Notes to Consolidated Financial Statements, for further details on the Company’s acquisitions. Additionally the Company invested $23.3 million and $16.2 million in 2005 and 2004, respectively, in various business ventures, which are discussed further in Note 6. Investments in the Notes to Consolidated Financial Statements.

In 2005, the Company sold 1,861,200 shares of common stock of MarineMax, its largest boat dealer. Pre-tax proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses. This sale generated $51.5 million of after-tax cash flow for the Company, which will be used for general corporate purposes, including possible acquisitions. See Note 6. Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

Cash flow from financing activities used cash of $122.2 million in 2005, compared with providing cash of $178.6 million in 2004. This change was primarily due to the issuance of $150.0 million of debt in 2004 described below, partially offset by the commencement of the Company’s stock repurchase plan in 2005, which used $76.0 million to buy back approximately 1.9 million shares of the Company’s common stock in 2005. The Company did not repurchase stock during 2004 or 2003. The Company received $17.1 million from stock options exercised in 2005, compared with $99.5 million during 2004. An annual dividend of $0.60 per share was declared and paid in both 2005 and 2004, resulting in dividend payments of $57.3 million and $58.1 million, respectively.

Cash and cash equivalents totaled $487.7 million at the end of 2005, which was a decrease of $12.1 million from $499.8 million at December 31, 2004. Total debt at December 31, 2005 decreased $14.3 million to $724.8 million versus $739.1 million at December 31, 2004. The Company’s debt-to-capitalization ratio was 26.8 percent at December 31, 2005, compared with 30.2 percent at December 31, 2004.

On May 5, 2005, the Company completed a new $650.0 million revolving credit facility (the “Facility”), which replaced the existing $350.0 million facility, as described in Note 12. Debt in the Notes to Consolidated Financial Statements, that serves as support for commercial paper borrowings. This new five-year facility contains improved pricing and has similar terms to the prior facility. The increased capacity reflects the growth in the Company’s business and desire to maintain liquidity sources at conservative levels. There were no borrowings under the Facility during 2005. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. At December 31, 2005, the Company had $64.6 million in outstanding letters of credit under the Facility. Net of these outstanding letters of credit, the Company had borrowing capacity of $585.4 million under the terms of the Facility at December 31, 2005. Under the terms of the Facility, the Company is subject to a leverage test, as well as restrictions on secured debt. The Company was in compliance with these covenants at December 31, 2005. The borrowing rate, as calculated in accordance with the Facility, was 4.74 percent at December 31, 2005. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the Securities and Exchange Commission for the issuance of equity and/or debt securities.

In 2006, the Company intends to continue its stock repurchase plan. In addition to the amounts repurchased in 2005, the Company has repurchased approximately 1.6 million shares for $61.8 million as of February 28, 2006.  The Company is authorized to repurchase an additional $62.2 million of its common shares. Additional share repurchases will depend on market conditions and cash availability.

In 2006, the Company intends to continue to proactively fund its defined benefit plans in advance of Employee Retirement Income Security Act (ERISA) requirements. In addition to contributions required to fund nonqualified benefit payments, the Company anticipates funding up to $40.0 million of discretionary contributions to pension plans in 2006 to achieve the Company’s funding objectives. For 2005, the Company contributed $27.4 million into its defined benefit plans, compared with $42.6 million of contributions in 2004. These amounts include contributions to fund payments made under the nonqualified plans of $2.4 million in 2005 and $2.6 million in 2004. See Note 13. Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The funded status of the Company’s qualified pension plans, measured as a percentage of the projected benefit obligation, improved to 91.8 percent in 2005 from 88.2 percent in 2004 as a result of positive equity market returns and discretionary pension contributions in 2005. As of December 31, 2005, these plans were underfunded by $83.5 million on a projected benefit obligation basis.

The Company’s financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

2004

In 2004, net cash provided by operating activities totaled $415.2 million compared with $395.1 million in 2003. This increase was driven by an increase in net earnings of $134.6 million and the net reduction of approximately $42 million in after-tax payments associated with the United States Tax Court case, as described in Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements. These increases in cash flow were mostly offset by a $68.7 million increase in working capital, defined as non-cash current assets less current liabilities, in 2004 versus a $100.8 million decrease in 2003.

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

Cash flows from investing activities included capital expenditures of $171.3 million in 2004, compared with $159.8 million in 2003. The increase in capital expenditures was attributable to investments in a new assembly plant in China for the production of four-stroke outboard engines, the expansion of a boat manufacturing plant in Reynosa, Mexico and tooling expenditures for new model introductions across all segments.

Cash paid for acquisitions, net of debt and cash acquired, totaled $267.8 million and $177.3 million in 2004 and 2003, respectively. See Note 5. Acquisitions in the Notes to Consolidated Financial Statements, for further details on the Company’s acquisitions. Additionally, the Company invested $16.2 million and $39.3 million in 2004 and 2003, respectively, in various business ventures, which are discussed further in Note 6. Investments in the Notes to the Consolidated Financial Statements. The Company will continue to evaluate acquisitions and other investment opportunities as they arise.

Cash flow from financing activities provided cash of $178.6 million in 2004, compared with a use of cash of $28.7 million in 2003. This increase was primarily due to the issuance of debt, as described below and an increase in proceeds from the exercise of stock options. The Company received $99.5 million from stock options exercised in 2004, compared with $39.9 million during 2003. An annual dividend of $0.60 per share was declared in October 2004 and paid in December 2004. The Company did not repurchase stock during 2004 or 2003.

Cash and cash equivalents totaled $499.8 million at the end of 2004, which was an increase of $153.9 million from $345.9 million at December 31, 2003. Total debt at December 31, 2004 increased $131.5 million to $739.1 million versus $607.6 million at December 31, 2003. The increase in cash and debt was primarily related to the issuance of $150.0 million of 5 percent notes due in 2011, as described in Note 12. Debt in the Notes to Consolidated Financial Statements. Additionally, the increase in cash is also attributed to strong cash flow during 2004, partially offset by cash paid for acquisitions, investments and capital expenditures. The Company’s debt-to-capitalization ratio was 30.2 percent at December 31, 2004, compared with 31.5 percent at December 31, 2003.

The funded status of the Company’s qualified pension plans, measured as a percentage of the projected benefit obligation, improved to 88.2 percent in 2004 from 87.5 percent in 2003. Improved equity market returns and discretionary pension contributions in 2004 were offset by a decrease in the discount rate and an increase in benefit obligations due to plan amendments negotiated in 2004. As of December 31, 2004, these plans were underfunded by $115.6 million on a projected benefit obligation basis. While there was no legal requirement under ERISA, the Company made discretionary contributions of $40.0 million in cash to the qualified pension plans and funded $2.6 million to cover benefit payments in the unfunded nonqualified pension plan in 2004. Refer to Note 13. Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

2003

Net cash provided by operating activities totaled $395.1 million in 2003, $285.8 million of which consisted of net earnings before the non-cash impact of depreciation and amortization. Additionally, reductions in working capital, defined as non-cash current assets less current liabilities, provided cash of $100.8 million. The decrease in working capital was primarily due to the sale of accounts receivable (detailed in Financial Services below) to Brunswick Acceptance Company, LLC (BAC). The outstanding balance for receivables sold to BAC by the Company was $74.7 million at December 31, 2003. Also decreasing 2003 working capital was the establishment of the reserve for the previously discussed Fitness segment litigation charge. The Company paid $12.5 million in September of 2003 and $12.5 million in June of 2004. Cash flow was also adversely impacted by the tax payment of $62.0 million ($50.0 million after-tax) in 2003. Refer to the Tax Case matter discussed in Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements.

The Company invested $159.8 million in capital expenditures in 2003. The largest portion of these expenditures was made for investments to introduce new products and expand product lines in the Marine Engine, Fitness and Bowling & Billiards segments and to achieve improved production efficiencies and product quality. The most significant expenditures in 2003 relate to the equipment needed for production of Verado, the Marine Engine segment’s new series of high-horsepower outboard engines introduced in 2004, and the conversion of 13 bowling centers to Brunswick Zones.

Cash paid for acquisitions, net of cash acquired, totaled $177.3 million in 2003. See Note 5. Acquisitions in the Notes to Consolidated Financial Statements for further details on these acquisitions. Additionally, the Company invested $39.3 million in 2003 in various business ventures, which are discussed further in Note 6. Investments in the Notes to Consolidated Financial Statements.

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

Improved equity market trends in 2003 had a favorable impact on the funded status of the Company’s qualified pension plans. Funding for the Company’s qualified pension plans improved to 87.5 percent in 2003 from 76.9 percent in 2002 on a projected benefit obligation basis. Underfunding for these plans at December 31, 2003, is $112.5 million on a projected benefit obligation basis. While there was no legal requirement under ERISA, the Company made a discretionary contribution of $52.0 million in cash to the qualified pension plans and funded $2.4 million to cover benefit payments in the unfunded nonqualified pension plan in 2003.

Financial Services

The Company has a joint venture, Brunswick Acceptance Company, LLC (BAC), with GE Commercial Finance (GECF). Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

In January of 2003, the Company’s subsidiary, Brunswick Financial Services Corporation (BFS), invested $3.3 million in BAC, which represented a 15 percent ownership interest. On July 2, 2003, BFS contributed an additional $19.5 million to increase its equity interest in BAC to 49 percent, as provided for by the terms of the joint venture agreement. BFS’s contributed equity is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement. BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Consolidated Balance Sheets. The Company has funded its investment in BAC with a combination of cash contributions and reinvested earnings, which totaled $16.3 million, $13.9 million and $22.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Income.

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC at December 31, 2005 and 2004, was $52.2 million and $35.9 million, respectively. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC

BFS recorded income related to the operations of BAC of $9.7 million, $4.3 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts exclude the discount expense on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Since 2003, the Company has sold a significant portion of its domestic Mercury Marine accounts receivable to BAC. Accounts receivable totaling $913.3 million, $927.4 million and $501.2 million were sold to BAC in 2005, 2004 and 2003 respectively. Discounts of $7.0 million, $6.4 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $96.5 million as of December 31, 2005, down from $103.7 million as of December 31, 2004. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $2.6 million, $2.3 million and $0.9 million in 2005, 2004 and 2003, respectively, for the related credit, collection, and administrative costs incurred in connection with the servicing of such receivables.

As of December 31, 2005 and 2004, the Company had a retained interest in $44.5 million and $45.7 million of the total accounts receivable sold to BAC. The Company’s maximum exposure as of December 31, 2005 and 2004 related to these amounts was $28.5 million and $25.0 million, respectively. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS No. 140) the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These balances were included in the amounts in Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Guarantees. Based on historical experience and current facts and circumstances, and in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has reserves to cover potential losses associated with guarantees and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant. See Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of these arrangements.

Contractual Obligations

The following table sets forth a summary of the Company’s contractual cash obligations as of December 31, 2005:

	Payments due by period
		Less than			More than
(In millions)	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations
Short-term debt(1)	$0.1	$0.1	$-	$-	$-
Long-term debt(1)	724.7	1.0	1.5	1.0	721.2
Interest payments on long-term debt	530.1	47.1	62.0	61.9	359.1
Capital leases(2)	0.5	0.2	0.3	-	-
Operating leases(3)	202.2	43.5	61.9	37.4	59.4
Purchase obligations(4)	308.7	292.5	12.0	2.6	1.6
Deferred pension liability(5)	35.3	2.5	6.0	6.2	20.6
Deferred management compensation(6)	75.6	8.4	5.0	6.3	55.9
Other long-term liabilities(7)	179.4	66.6	85.8	20.3	6.7

Total contractual obligations	$2,056.6	$461.9	$234.5	$135.7	$1,224.5
_________

(1)   See Note 12. Debt in the Notes to Consolidated Financial Statements for additional information on the Company’s debt.

(2)   Includes principal and interest. See Note 12. Debt in the Notes to Consolidated Financial Statements for additional information on the Company’s capital lease obligations.

(3)   See Note 17. Leases in the Notes to Consolidated Financial Statements for additional information on the Company’s operating leases.

(4)   Purchase obligations represent agreements with suppliers and vendors at the end of 2005 for raw materials and other supplies as part of the normal course of business.

(5)   Amounts represent benefit payments expected to be made for the Company’s non-qualified pension plans. Although the Company anticipates making discretionary contributions up to $40 million in 2006, there are no statutory required contributions for the domestic qualified pension plans. See Note 13. Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements.

(6)   Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability and to be primarily paid out more than five years from December 31, 2005.

(7)   Other long-term liabilities include amounts reflected on the balance sheet, which primarily includes certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties and are treated as a secured obligation under SFAS No. 140, deferred revenue on service and extended warranty contracts, postretirement medical/life insurance benefits and other retirement obligations.

Legal Proceedings

See Note 9. Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements related to legal and environmental proceedings.

Environmental Regulation

In its Marine Engine segment, the Company will continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities and the introduction of low-emission engines will have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California has adopted regulations requiring catalytic converters on the Company's sterndrive and inboard engines by January 1, 2008. The Company expects to comply fully with these regulations, but compliance will increase the cost of these products. Other environmental regulatory bodies in the United States and other countries also may impose higher emissions standards than are currently in effect for the Company’s engines, which would require the Company to modify these engines, increasing their cost. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on the Company’s competitive position.

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

Revenue Recognition and Sales Incentives. The Company’s revenue is derived primarily from the sale of boats, marine engines, global positioning systems-based products, marine electronics, fitness equipment, bowling products and billiard tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectibility is reasonably assured. The Company offers discounts and sales incentives that include retail promotional activities and rebates. The estimated liability for sales incentives is recorded at the later of the time of program communication to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the recorded value of the liability and revenue is adjusted.

Allowances for Doubtful Accounts. The Company records an allowance for uncollectible trade receivables based upon currently known bad debt risks and provides reserves based on loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of reserves. The Company also provides a reserve based on historical, current and estimated future purchasing levels in connection with its long-term notes receivables for the Company’s supply agreements. These assumptions are re-evaluated considering the customer's financial position and product purchase volumes. Changes to the allowance for doubtful accounts may be required if a future event or other circumstance results in a change in the estimate of the ultimate collectibility of a specific account or note.

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

Warranty Reserves. The Company records a liability for standard product warranties at the time revenue is recognized. The liability is recorded using historical warranty experience to estimate projected claim rates and expected costs per claim. If necessary, the Company adjusts its liability for specific warranty matters when they become known and are reasonably estimable. The Company’s warranty reserves are affected by product failure rates and material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual product failure rates and actual material usage and labor costs, a revision to the warranty reserve would be required.

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

Pension, Postretirement and Postemployment Benefit Reserves. Pension, postretirement and postemployment costs and obligations are actuarially determined and are affected by assumptions, including the discount rate, the estimated future return on plan assets, the annual rate of increase in compensation for plan employees, the increase in costs of health care benefits and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. Pension, postretirement and postemployment benefit reserves are determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” respectively.

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company historically provided deferred taxes on the undistributed earnings of foreign subsidiaries and unconsolidated affiliates. As of July 1, 2005, the Company determined that certain foreign subsidiaries’ undistributed net earnings were to be indefinitely reinvested in operations outside the United States. The Company estimates its tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company’s application of those laws and regulations. These factors may cause the tax rate for the Company to increase or decrease.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43 Chapter 4” (SFAS No. 151). SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and requires the Company to use a fair-value based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. The cost recognized at the grant date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the first quarter of 2006. The Company currently anticipates the impact of adoption of SFAS No. 123R to increase operating expenses by approximately $7 million in 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the financial statements.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). FIN No. 47 clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditioned on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN No. 47 are effective for reporting periods ending after December 15, 2005. The Company is currently evaluating the impact of adopting FIN No. 47, but does not anticipate it will have a material impact on the financial statements.

Forward-Looking Statements

Certain statements in this Annual Report are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report may include words such as “expect,”“anticipate,”“believe,”“may,”“should,”“could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, those set forth under Item 1A - Risk Factors.

Caution should be taken not to place undue reliance on the Company’s forward-looking statements, which represent the Company’s views only as of the date this report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company’s principal currency exposures relate to the Euro, Japanese yen,  British pound, Canadian dollar, Australian dollar, and New Zealand dollar. Hedging of anticipated transactions is accomplished with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. Hedging of an asset or liability is accomplished through the use of financial instruments such that the gain or loss on the hedging instrument offsets the gain or loss recognized on the asset or liability.

The Company uses interest rate swap agreements to mitigate the effect that changes in interest rates have on the fair market value of the Company’s debt and to lower the Company’s borrowing costs on current or anticipated issuances of debt. The Company’s net exposure to interest rate risk is primarily attributable to fixed-rate debt instruments. Interest rate risk management is accomplished through the use of fixed-to-floating interest rate swaps and floating-rate instruments that are benchmarked to U.S. and European short-term money market interest rates.

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

	2005	2004	2003
(In millions)
Risk Category Foreign exchange	$2.0	$2.3	$0.7
Interest rates	$7.9	$5.4	$4.3
Commodity prices	$0.2	$0.4	$0.3

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

See Index to Financial Statements and Financial Statement Schedule on page 40.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) the Company has evaluated its disclosure controls and procedures (as defined in Securities Exchange Act Rules 12a -15(e) and 15d -15(e)) as of the end of the period covered by this annual report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed has been made known in a timely manner.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The independent registered public accounting firm of the Company also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2005 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information pursuant to this Item with respect to the Directors of the Company is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company’s proxy statement for the 2006 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to the Company’s Audit Committee and the Company’s code of ethics is incorporated by reference from the discussion under the heading Corporate Governance in the Proxy Statement. Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Part I of this report following Item 4 of this Report.

Item 11. Executive Compensation

Information pursuant to this Item with respect to compensation paid to Directors of the Company is incorporated by reference from the discussion under the heading Corporate Governance-Director Compensation in the Proxy Statement. Information pursuant to this Item with respect to executive compensation is incorporated by reference from the discussion under the headings Summary Compensation Table, Option Grants in 2005, Option Exercises and Year-End Value Table, Long-Term Incentive Plan-Awards During 2005, Pension Plans and Employment Agreements and Other Transactions in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions

Information pursuant to this Item with respect to certain relationships and related transactions is incorporated from the discussion under the heading Employment Agreements and Other Transactions in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by the Company’s independent registered public accounting firm and the Audit Committee’s policy on pre-approval of audit and permissible non-audit services of the Company’s independent registered public accounting firm is incorporated by reference from the discussion under the headings Proposal No. 2: Ratification of Independent Registered Public Accounting Firm-Fees Incurred for Services of Ernst & Young and Proposal No. 2: Ratification of Independent Registered Public Accounting Firm-Approval of Services Provided by Independent Registered Public Accounting Firm in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. See Index to Financial Statements and Financial Statement Schedule on page 40.

See Exhibit Index on pages 81 to 82.

(b)	Exhibits

See Exhibit Index on pages 81 to 82.

(c)	Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule on page 40.

Index to Financial Statements and Financial Statement Schedule

Brunswick Corporation

Page
Financial Statements:
Report of Management on Internal Control over Financial Reporting	41
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	42
Report of Independent Registered Public Accounting Firm	43
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	44
Consolidated Balance Sheets as of December 31, 2005 and 2004	45
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	47
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	58
Notes to Consolidated Financial Statements	49

Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts	78

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

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 28, 2006

/s/ DUSTAN E. McCOY	/s/ PETER G. LEEMPUTTE
Dustan E. McCoy Chairman and Chief Executive Officer	Peter G. Leemputte Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Brunswick Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Brunswick Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brunswick Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Brunswick Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Brunswick Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brunswick Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Brunswick Corporation and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois February, 28, 2006

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brunswick Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois February, 28, 2006

BRUNSWICK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
	2005	2004	2003
(In millions, except per share data)
Net sales	$5,923.8	$5,229.3	$4,128.7
Cost of sales	4,499.2	3,915.1	3,131.6
Selling, general and administrative expense	801.3	782.4	632.5
Research and development expense	144.7	131.1	118.2
Litigation charge	—	—	25.0
Operating earnings	478.6	400.7	221.4
Equity earnings	18.1	18.1	9.9
Investment sale gain	38.7	—	—
Other expense, net	(1.4)	(5.2)	(0.6)
Earnings before interest and income taxes	534.0	413.6	230.7
Interest expense	(53.2)	(45.2)	(41.0)
Interest income	15.0	10.1	11.4
Earnings before income taxes	495.8	378.5	201.1
Income tax provision	110.4	108.7	65.9

Net earnings	$385.4	$269.8	$135.2

Earnings per common share:
Basic	$3.95	$2.82	$1.48
Diluted	$3.90	$2.77	$1.47

Weighted average shares used for computation of:
Basic earnings per share	97.6	95.6	91.2
Diluted earnings per share	98.8	97.3	91.9

Cash dividends declared per common share	$0.60	$0.60	$0.50

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31
	2005	2004
(In millions)
Assets Current assets Cash and cash equivalents, at cost, which approximates market	$487.7	$499.8
Accounts and notes receivable, less allowances of $22.7 and $29.0	522.4	463.2
Inventories Finished goods	426.2	389.9
Work-in-process	298.5	260.5
Raw materials	149.9	136.4
Net inventories	874.6	786.8
Deferred income taxes	274.8	292.7
Prepaid expenses and other	75.5	56.2
Current assets	2,235.0	2,098.7

Property Land	76.7	68.8
Buildings and improvements	609.2	548.5
Equipment	1,125.3	1,071.8
Total land, buildings and improvements and equipment	1,811.2	1,689.1
Accumulated depreciation	(994.2)	(942.8)
Net land, buildings and improvements and equipment	817.0	746.3
Unamortized product tooling costs	153.2	130.1
Net property	970.2	876.4

Other assets Goodwill	661.8	624.8
Other intangibles	361.3	328.0
Investments	143.6	182.9
Other long-term assets	249.6	235.6
Other assets	1,416.3	1,371.3

Total assets	$4,621.5	$4,346.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31
	2005	2004
(In millions, except per share data)
Liabilities and shareholders’ equity Current liabilities Short-term debt, including current maturities of long-term debt	$1.1	$10.7
Accounts payable	472.2	387.9
Accrued expenses	831.9	855.2
Current liabilities	1,305.2	1,253.8

Long-term liabilities Debt	723.7	728.4
Deferred income taxes	147.5	180.3
Postretirement and postemployment benefits	215.6	236.3
Other	250.7	235.3
Long-term liabilities	1,337.5	1,380.3

Shareholders’ equity Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	368.3	358.8
Retained earnings	1,741.9	1,413.7
Treasury stock, at cost:
6,881,000 and 5,709,000 shares	(136.0)	(76.5)
Unearned compensation and other	(6.2)	(6.3)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	14.1	32.2
Minimum pension liability	(88.0)	(97.7)
Unrealized investment gains (losses)	(0.1)	23.2
Unrealized gains (losses) on derivatives	7.9	(12.0)
Total accumulated other comprehensive loss	(66.1)	(54.3)
Shareholders’ equity	1,978.8	1,712.3

Total liabilities and shareholders’ equity	$4,621.5	$4,346.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31
	2005	2004	2003
(In millions)
Cash flows from operating activities Net earnings	$385.4	$269.8	$135.2
Depreciation and amortization	162.2	157.5	150.6
Changes in noncash current assets and current liabilities Change in accounts and notes receivable	(34.6)	(79.8)	61.6
Change in inventory	(40.3)	(122.8)	(31.5)
Change in prepaid expenses and other	(3.1)	8.2	(10.0)
Change in accounts payable	52.8	42.5	6.0
Change in accrued expenses	(39.9)	83.2	74.7
Income taxes	(3.1)	50.1	(19.5)
Other, net	(46.5)	6.5	28.0
Net cash provided by operating activities	432.9	415.2	395.1

Cash flows from investing activities Capital expenditures	(233.6)	(171.3)	(159.8)
Investments	(23.3)	(16.2)	(39.3)
Acquisitions of businesses, net of debt and cash acquired	(135.5)	(267.8)	(177.3)
Proceeds from investment sale	57.9	—	—
Proceeds on the sale of property, plant and equipment	13.4	13.4	7.5
Other, net	(1.7)	2.0	(3.0)
Net cash used for investing activities	(322.8)	(439.9)	(371.9)

Cash flows from financing activities Net (repayments) issuances of commercial paper and other short-term debt	(0.6)	(8.8)	1.8
Net proceeds from issuance of long-term debt	1.3	152.3	—
Payments of long-term debt including current maturities	(6.7)	(6.3)	(24.5)
Cash dividends paid	(57.3)	(58.1)	(45.9)
Stock repurchases	(76.0)	—	—
Stock options exercised	17.1	99.5	39.9
Net cash (used for) provided by financing activities	(122.2)	178.6	(28.7)

Net (decrease) increase in cash and cash equivalents	(12.1)	153.9	(5.5)
Cash and cash equivalents at January 1	499.8	345.9	351.4

Cash and cash equivalents at December 31	$487.7	$499.8	$345.9

Supplemental cash flow disclosures:
Interest paid	$54.6	$46.0	$42.7
Income taxes paid, net	$113.4	$58.5	$85.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
		Additional			Unearned	Other
	Common	Paid-in	Retained	Treasury	Compensation	Comprehensive
	Stock	Capital	Earnings	Stock	and Other	Income (Loss)	Total
(In millions, except per share data)
Balance, December 31, 2002	$76.9	$308.9	$1,112.7	$(228.7)	$(22.2)	$(145.8)	$1,101.8
Comprehensive income (loss) Net earnings	—	—	135.2	—	—	—	135.2
Foreign currency translation adjustments, net of tax	—	—	—	—	—	19.4	19.4
Unrealized investment gains, net of tax	—	—	—	—	—	8.7	8.7
Unrealized losses on derivatives, net of tax	—	—	—	—	—	(0.3)	(0.3)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	45.8	45.8
Total comprehensive income (loss) - 2003	—	—	135.2	—	—	73.6	208.8
Dividends ($0.50 per common share)	—	—	(45.9)	—	—	—	(45.9)
Tax benefit relating to stock options	—	5.5	—	—	—	—	5.5
Compensation plans and other	—	(4.4)	—	45.1	12.1	—	52.8

Balance, December 31, 2003	$76.9	$310.0	$1,202.0	$(183.6)	$(10.1)	$(72.2)	$1,323.0

Comprehensive income (loss) Net earnings	—	—	269.8	—	—	—	269.8
Foreign currency translation adjustments, net of tax	—	—	—	—	—	22.7	22.7
Unrealized investment gains, net of tax	—	—	—	—	—	11.8	11.8
Unrealized losses on derivatives, net of tax	—	—	—	—	—	(9.6)	(9.6)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(7.0)	(7.0)
Total comprehensive income (loss) - 2004	—	—	269.8	—	—	17.9	287.7
Dividends ($0.60 per common share)	—	—	(58.1)	—	—	—	(58.1)
Common stock issued for Navman acquisition	—	7.2	—	9.4	—	—	16.6
Tax benefit relating to stock options	—	28.4	—	—	—	—	28.4
Compensation plans and other	—	13.2	—	97.7	3.8	—	114.7

Balance, December 31, 2004	$76.9	$358.8	$1,413.7	$(76.5)	$(6.3)	$(54.3)	$1,712.3

Comprehensive income (loss) Net earnings	—	—	385.4	—	—	—	385.4
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(18.1)	(18.1)
Realized gain from investment sale, net of tax	—	—	—	—	—	(24.2)	(24.2)
Unrealized investment gains, net of tax	—	—	—	—	—	0.9	0.9
Unrealized gains on derivatives, net of tax	—	—	—	—	—	19.9	19.9
Minimum pension liability adjustment, net of tax	—	—	—	—	—	9.7	9.7
Total comprehensive income (loss) - 2005	—	—	385.4	—	—	(11.8)	373.6
Dividends ($0.60 per common share)	—	—	(57.3)	—	—	—	(57.3)
Common stock repurchase program	—	—	—	(76.0)	—	—	(76.0)
Tax benefit relating to stock options	—	5.6	—	—	—	—	5.6
Compensation plans and other	—	3.9	0.1	16.5	0.1	—	20.6

Balance, December 31, 2005	$76.9	$368.3	$1,741.9	$(136.0)	$(6.2)	$(66.1)	$1,978.8

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

Use of Estimates. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates. Actual results could differ materially from those estimates. These estimates affect:

–	The reported amounts of assets and liabilities;

–	The disclosure of contingent assets and liabilities at the date of the financial statements; and

–	The reported amounts of revenues and expenses during the reporting periods.

Estimates in these consolidated financial statements include, but are not limited to:

–	Allowances for doubtful accounts;

–	Inventory valuation reserves;

–	Reserves for dealer allowances;

–	Warranty related reserves;

–	Losses on litigation and other contingencies;

–	Environmental reserves;

–	Insurance reserves;

–	Income tax reserves;

–	Reserves related to restructuring activities; and

–	Pension, postretirement and postemployment liabilities.

Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

Accounts receivable also include domestic accounts receivable sold with full and partial recourse by the Company’s Mercury Marine division to Brunswick Acceptance Company LLC, as discussed in Note 7. Financial Services. As of December 31, 2005 and 2004, the Company had a retained interest in $44.5 million and $45.7 million, respectively, of the total accounts receivable sold to BAC. The Company’s maximum exposure as of December 31, 2005 and 2004 related to these amounts was $28.5 million and $25.0 million, respectively. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These balances were included in the amounts in Note 9. Commitments and Contingencies.

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 54 percent and 64 percent of the Company’s inventories were determined by the first-in, first-out method (FIFO) at December 31, 2005 and 2004, respectively. Inventories valued at the last-in, first-out method (LIFO), which results in a better matching of costs and revenue, were $106.2 million and $95.9 million lower than the FIFO cost of inventories at December 31, 2005 and 2004, respectively. Inventory cost includes material, labor and manufacturing overhead.

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

	2005	2004	2003
(In millions)
Gains on the sale of property	$7.1	$4.1	$1.7
Losses on the sale of property	(1.5)	(4.7)	(2.1)

Net gains (losses) on sale of property	$5.6	$(0.6)	$(0.4)

Software Development Costs. The Company expenses all software development and implementation costs incurred until the Company has determined that the software will result in probable future economic benefit and management has committed to funding the project. Once this is determined, external direct costs of material and services, payroll-related costs of employees working on the project and related interest costs incurred during the application development stage are capitalized. These capitalized costs are amortized over three to seven years. Training costs and costs to re-engineer business processes are expensed as incurred.

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142), while amortization of goodwill and indefinite-lived intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. During 2005 and 2004, the Company tested its goodwill balances for impairment and no adjustments were recorded to goodwill as a result of those reviews.

Other intangibles consist of the following:

	December 31, 2005		December 31, 2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
(In millions)
Amortized intangible assets:
Customer relationships	$264.2	$(194.8)	$265.5	$(188.3)
Other	41.1	(11.9)	30.1	(7.2)

Total	$305.3	$(206.7)	$295.6	$(195.5)
Indefinite-lived intangible assets:
Trademarks/tradenames	$245.5	$(17.2)	$205.3	$(17.2)
Pension intangible asset	34.4	—	39.8	—

Total	$279.9	$(17.2)	$245.1	$(17.2)

Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 5. Acquisitions.

The costs of amortizable intangible assets are amortized over their expected useful lives using the straight-line method. Aggregate amortization expense for intangibles was $11.8 million, $18.9 million and $14.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Patents, non-compete agreements and other intangible assets are included in Amortized intangible assets — Other.

Estimated amortization expense for intangible assets is $12.3 million for the year ended December 31, 2006 and $12.0 million per year from 2007 through 2010. The reduction in amortization expense in 2005 compared with 2004 relates to the completion of intangible amortization assigned to customer relationships from the 1986 acquisition of the Boat segment’s Sea Ray operations.

A summary of changes in the Company’s goodwill during the period ended December 31, 2005, by segment is as follows:

	December 31,			December 31,
	2004	Acquisitions	Adjustments	2005
(In millions)
Boat	$284.9	$31.9	$(3.6)	$313.2
Marine Engine	59.3	10.1	(1.1)	68.3
Fitness	267.3	—	(1.5)	265.8
Bowling & Billiards	13.3	1.2	—	14.5

Total	$624.8	$43.2	$(6.2)	$661.8

A summary of changes in the Company’s goodwill during the period ended December 31, 2004, by segment is as follows:

	December 31,			December 31,
	2003	Acquisitions	Adjustments	2004
(In millions)
Boat	$213.1	$71.8	$0.0	$284.9
Marine Engine	23.5	30.7	5.1	59.3
Fitness	265.6	0.3	1.4	267.3
Bowling & Billiards	12.9	0.4	—	13.3

Total	$515.1	$103.2	$6.5	$624.8

Adjustments in 2005 and 2004 primarily relate to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 5. Acquisitions. There were no impairment charges for the years ended December 31, 2005, 2004 and 2003.

Investments. For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, which includes all of the Company’s unconsolidated joint venture investments, the equity method of accounting is used. The Company’s share of net earnings or losses from equity method investments is outlined in Note 6. Investments and is included in the Consolidated Statements of Income. The Company accounts for its long-term investments that represent less than 20 percent ownership using SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has investments in certain equity securities that have readily determinable market values and are being accounted for as available-for-sale equity investments in accordance with SFAS No. 115. Therefore, these investments are recorded at market value with changes reflected in Accumulated other comprehensive income (loss), a component of Shareholders’ equity, on an after-tax basis.

Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments, and at December 31, 2005 and 2004, such investments were recorded at the lower of cost or fair value.

Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. During 2005 and 2004, the Company tested its intangible asset balances for impairment and no adjustments were recorded as a result of those reviews.

Other Long-Term Assets. Other long-term assets include pension assets, which are discussed in Note 13. Pension and Other Postretirement Benefits, and long-term notes receivable. Long-term notes receivable include cash advances made to customers, principally boatbuilders and fitness equipment customers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable that are reduced as purchases of qualifying products are made. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. The reduction in the note receivable balance is recorded as a reduction in the Company’s sales revenue as a sales discount. In the event sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2005 and 2004, totaled $40.7 million and $36.9 million, respectively. One boatbuilder customer and its owner comprised approximately 55 percent and 75 percent of both of these amounts as of December 31, 2005 and 2004, respectively.

Other long-term notes receivable also include certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties. As of December 31, 2005 and 2004, these amounts totaled $123.1 million and $116.3 million, respectively. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the assignment is not treated as a sale of the associated receivables, but as a secured obligation. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities — Other.

Revenue Recognition. The Company’s revenue is derived primarily from the sale of boats, marine engines, global positioning systems-based products, fitness equipment, bowling products and billiard tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectibility is reasonably assured. The Company offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” Revenues from freight are included as a part of Net sales in the Consolidated Statements of Income, whereas shipping, freight and handling costs are included in Cost of Sales.

Advertising Costs. Advertising and promotion costs, included in SG&A expenses, are expensed when the advertising first takes place. Advertising and promotion costs were $74.3 million, $66.9 million and $56.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Foreign Currency. The functional currency for the majority of the Company’s operations is the U.S. dollar. All assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at current rates. The resulting translation adjustments are charged to Accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity, net of tax. Revenues and expenses of operations with a functional currency other than the U.S. dollar are translated at the average exchange rates for the period.

Comprehensive Income. Accumulated other comprehensive income (loss) includes minimum pension liability adjustments, currency translation adjustments and unrealized derivative and investment gains and losses. The net effect of these items reduced Shareholders’ equity on a cumulative basis by $66.1 million at year-end 2005 and $54.3 million at year-end 2004. The $11.8 million change from 2004 to 2005 is primarily due to the change in unrealized investment gains of $23.3 million due to the sale of marketable equity securities and unfavorable foreign currency translation adjustments of $18.1 million, partially offset by unrealized gains on derivatives of $19.9 million. The tax effect included in Accumulated other comprehensive income (loss) was $43.0 million and $31.7 million for the years ended December 31, 2005 and 2004, respectively.

Stock-Based Compensation. See Note 14. Stock Plans and Management Compensation for a description of the Company’s stock-based compensation plans. The Company complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” As it relates to stock options, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company recognizes no compensation cost related to stock options granted in its Consolidated Statements of Income because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The cost of restricted stock awards is recognized on a straight-line basis over the requisite service period. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model for pro forma footnote purposes.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all its outstanding stock option plans during the years ended December 31:

	2005	2004	2003
(In millions, except per share data)
Net Earnings
As reported	$385.4	$269.8	$135.2
Add: Stock-based employee compensation included in reported earnings, net of tax	2.1	6.2	2.8
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	9.1	11.2	8.2

Pro forma	$378.4	$264.8	$129.8
Basic earnings per common share
As reported	$3.95	$2.82	$1.48
Pro forma	$3.88	$2.77	$1.42
Diluted earnings per common share
As reported	$3.90	$2.77	$1.47
Pro forma	$3.83	$2.72	$1.41

Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company’s management and are not used for trading or speculative purposes. All derivatives are recorded on the consolidated balance sheet at fair value. See Note 10. Financial Instruments for further discussion.

Recent Accounting Pronouncements. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R). SFAS No. 123R eliminates the intrinsic value method under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and requires the Company to use a fair value-based method of accounting for share-based payments. Under APB No. 25, no compensation cost related to stock options is recognized in the Consolidated Statements of Income. SFAS No. 123R requires that compensation cost for employee services received in exchange for an award of equity instruments be recognized in the Consolidated Statements of Income based on the grant-date fair value of that award. The cost recognized at the grant date will be amortized in the Consolidated Statements of Income over the period during which an employee is required to provide service in exchange for that award (requisite service period). For the Company, SFAS No. 123R is effective as of the beginning of the first quarter of 2006. The Company currently anticipates the impact of adoption of SFAS No. 123R to increase operating expenses by approximately $7 million in 2006.

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

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). FIN No. 47 clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN No. 47 are effective for reporting periods ending after December 15, 2005. The Company is currently evaluating the impact of adopting FIN No. 47, but does not anticipate it will have a material impact on the financial statements.

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

As a result of the change in the vacation policy, of the previously recorded vacation liability of $11.6 million existing as of June 1, 2003, $6.1 million pre-tax ($4.0 million after-tax) was reversed and reflected as reductions in both Cost of sales, and Selling, general, and administrative expenses in the Consolidated Statements of Income for 2003. The policy does not have an impact on the future amount of vacation expense recorded by the Company on an annual basis.

3. Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested restricted shares. Average basic shares increased by 2.0 million in 2005 compared with 2004 primarily due to shares issued upon the exercise of employee stock options, partially offset by the stock repurchase program. Average basic shares increased by 4.4 million in 2004 compared with 2003 primarily due to shares issued upon the exercise of employee stock options.

Basic and diluted earnings per share for the years ended December 31, are calculated as follows:

	2005	2004	2003
(In millions, except per share data)
Net earnings	$385.4	$269.8	$135.2

Average outstanding shares — basic	97.6	95.6	91.2
Dilutive effect of common stock equivalents	1.2	1.7	0.7

Average outstanding shares — diluted	98.8	97.3	91.9

Earnings per share:
Basic	$3.95	$2.82	$1.48
Diluted	$3.90	$2.77	$1.47

As of December 31, 2005, there were 0.8 million options outstanding for which the exercise price of the options was greater than the average market price of the Company’s shares over the preceding 12 months. As of December 31, 2004 and 2003, there were zero and 1.1 million shares, respectively, of common stock outstanding for which the exercise price of the options was greater than the average market price of the Company’s shares. These options were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

4. Segment Information

The Company is a manufacturer and marketer of leading consumer brands. The Company operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, high-performance boats, offshore fishing boats and aluminum fishing, deck and pontoon boats, which are marketed primarily through dealers. The segment also owns and operates marine parts and accessories distribution and manufacturing businesses. The segment’s products are manufactured primarily in the United States. Sales to the segment’s largest boat dealer, MarineMax, Inc., which has multiple locations, comprised approximately 18 percent, 18 percent and 21 percent of Boat segment sales in 2005, 2004 and 2003, respectively.

The Company’s Marine Engine segment consists of the Mercury Marine Group and Brunswick New Technologies operations (BNT). The Mercury Marine Group manufactures and markets a full range of outboard engines, sterndrive engines, inboard engines, water-jet propulsion systems and parts and accessories, which are principally sold directly to boatbuilders, including the Company’s Boat segment, or through marine retail dealers worldwide. The Mercury Marine Group also manufactures and distributes boats in certain international markets. The Company’s engine manufacturing plants are located primarily in the United States, and sales are primarily in the United States, Europe and Asia. Additionally, BNT manufactures and markets global positioning systems-based navigation systems, chart plotters, telematics, engine electronics and controls and other marine technologies.

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total-body cross trainers, stationary bikes and strength-training equipment. These products are manufactured or sourced from domestic or foreign locations. Fitness equipment is sold primarily in the United States, Europe and Asia to health clubs, military, government, corporate and university facilities, and to consumers through specialty retail shops.

The Bowling & Billiards segment designs, manufactures and markets bowling capital equipment and associated parts and supplies, including lanes, pinsetters and automatic scorers; bowling balls and other accessories; billiards, Air Hockey and foosball tables and accessories; and operates bowling centers. Products are manufactured or sourced from domestic and foreign locations. Bowling products and commercial billiards, Air Hockey and foosball tables are sold through a direct sales force in the United States and through distributors in the United States and foreign markets, primarily Europe and Asia. Consumer billiards equipment is predominantly sold in the United States and is distributed primarily through dealers.

Information as to the operations of the Company’s operating segments is set forth below:

Operating Segments

	Net Sales to Customers			Operating Earnings			Total Assets
	2005	2004	2003	2005	2004	2003	2005	2004
(In millions)
Boat	$2,769.8	$2,271.1	$1,616.9	$192.1	$149.3	$63.9	$1,350.8	$1,206.2
Marine Engine	2,638.7	2,353.2	1,908.9	260.7	243.2	171.1	1,200.6	1,043.7
Marine eliminations	(496.7)	(391.4)	(275.1)	—	0.1	—	—	—

Total Marine	4,911.8	4,232.9	3,250.7	452.8	392.6	235.0	2,551.4	2,249.9
Fitness(A)	551.3	558.3	486.6	56.3	45.2	29.8	674.5	667.9
Bowling & Billiards	464.5	442.4	392.4	37.2	41.7	25.6	390.2	373.8
Eliminations	(3.8)	(4.3)	(1.0)	—	(0.1)	—	—	—
Corporate/Other	—	—	—	(67.7)	(78.7)	(69.0)	1,005.4	1,054.8

Total	$5,923.8	$5,229.3	$4,128.7	$478.6	$400.7	$221.4	$4,621.5	$4,346.4
__________

(A)   Operating Earnings for 2003 include a $25.0 million pre-tax litigation charge in connection with a patent infringement lawsuit relating to the design of a cross trainer.

Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at arm’s length. Corporate/Other includes such items as corporate staff and overhead, and financial results of the Company’s subsidiary Brunswick Financial Services. Corporate/Other assets consist primarily of cash and marketable securities, prepaid income taxes and investments in unconsolidated affiliates.

	Depreciation			Amortization
	2005	2004	2003	2005	2004	2003
(In millions)
Boat	$50.0	$45.5	$46.2	$8.5	$15.6	$12.6
Marine Engine	63.8	58.2	54.8	2.1	1.7	0.8
Fitness	11.8	11.9	12.5	0.3	0.6	0.4
Bowling & Billiards	20.5	20.1	19.4	0.9	1.0	0.6
Corporate/Other	4.3	2.9	3.3	—	—	—

Total	$150.4	$138.6	$136.2	$11.8	$18.9	$14.4

				Research & Development
	Capital Expenditures			Expense
	2005	2004	2003	2005	2004	2003
(In millions)
Boat	$74.6	$56.3	$38.5	$34.7	$27.2	$25.6
Marine Engine	101.5	76.4	68.1	89.9	82.0	70.0
Fitness	11.1	8.3	14.9	14.2	16.0	16.9
Bowling & Billiards	36.8	27.7	34.8	5.9	5.9	5.7
Corporate/Other	9.6	2.6	3.5	—	—	—

Total	$233.6	$171.3	$159.8	$144.7	$131.1	$118.2

Geographic Segments

	Net Sales to Customers			Long-Lived Assets
	2005	2004	2003	2005	2004
(In millions)
United States	$3,874.6	$3,540.1	$2,886.5	$1,878.8	$1,716.9
International	2,049.2	1,689.2	1,242.2	296.4	278.1
Corporate/Other	—	—	—	211.3	252.7

Total	$5,923.8	$5,229.3	$4,128.7	$2,386.5	$2,247.7

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, other expenses and income of a non-operating (including earnings from equity affiliates) or strategic nature, interest expense or provisions for income taxes. Corporate/Other assets consist primarily of cash and marketable securities, prepaid income taxes and investments in unconsolidated affiliates.

5. Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”

In 2005, cash paid for acquisitions, net of debt and cash acquired, was as follows:

(In millions) Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration

2/07/05	Benrock, Inc.	$4.2	$-	$4.2
2/28/05	Albemarle Boats, Inc.	9.2	-	9.2
4/21/05	Sea Pro, Sea Boss and Palmetto boats	1.0	-	1.0
4/29/05	MX Marine, Inc.	2.4	-	2.4
5/27/05	Triton Boat Company, L.P.	58.4	4.4	62.8
6/20/05	Supra-Industria Textil, Lda. (51 percent)	7.8	0.9	8.7
6/27/05	Marine Innovations Warranty Corporation	2.3	-	2.3
7/07/05	Kellogg Marine, Inc.	41.7	-	41.7
9/16/05	Harris Kayot Marine, LLC	4.8	-	4.8
	Miscellaneous	3.7	1.0	4.7

		$135.5	$6.3	$141.8

(A)   Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

The Company acquired the receivables, inventory, property and equipment of Benrock, Inc. (Benrock) for $4.2 million. Benrock is a distributor of marine parts and expands the Company’s geographic coverage of its parts and accessories businesses distribution network serving the central and southern United States markets. The post-acquisition results of Benrock are included in the Boat segment.

The Company acquired the outstanding stock of Albemarle Boats, Inc. (Albemarle) for $9.2 million. Albemarle produces offshore sportfishing boats ranging in length from 24 to 41 feet. The acquisition of Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats and complements the sportfishing convertibles offered by Hatteras, whose products start at 50 feet. The post-acquisition results of Albemarle are included in the Boat segment.

The Company made a final payment of $1.0 million for the December 31, 2004, acquisition of Sea Pro, Sea Boss and Palmetto boats (Sea Pro). This payment was based on finalization of the closing balance sheet. The post-acquisition results of Sea Pro are included in the Boat segment.

The Company acquired certain assets of MX Marine, Inc. (MX Marine) for $2.4 million. MX Marine manufactures global positioning systems, navigation systems and other marine electronics for the commercial market. The acquisition of MX Marine provides a new channel for the Company’s offerings of global positioning systems, navigation systems and other marine electronics. The post-acquisition results of MX Marine are included in the Marine Engine segment.

The Company acquired the outstanding stock of Triton Boat Company, L.P. (Triton), a manufacturer of fiberglass bass and freshwater boats, and aluminum fishing boats ranging in length from 12 to 35 feet. The Company funded this acquisition through cash consideration of $58.4 million and the assumption of $4.4 million of debt. The acquisition of Triton adds freshwater bass boats to the Company’s product lineup, as well as a broader range of saltwater and aluminum fishing boats. The post-acquisition results of Triton are included in the Boat segment.

The Company exercised its contractual right to acquire its joint venture partner’s 51.0 percent interest in Supra-Industria Textil, Lda. (Valiant), a Portuguese manufacturer of the Valiant brand of rigid inflatable boats, for $7.8 million and the assumption of debt. The Company is now the sole owner of Valiant. The post-acquisition results of Valiant are included in the Marine Engine segment.

The Company made an additional payment of $2.3 million for the April 1, 2004, acquisition of Marine Innovations Warranty Corporation (Marine Innovations). This payment was required under the purchase agreement as Marine Innovations fulfilled earnings targets. The post-acquisition results of Marine Innovations are included in the Boat segment.

The Company acquired the net assets of Kellogg Marine, Inc. (Kellogg) for $41.7 million. Kellogg is a leading distributor of marine parts and accessories headquartered in Old Lyme, Connecticut. The acquisition of Kellogg complements the Company’s previous acquisitions of Benrock and Land ‘N’ Sea and provides a distribution hub in the northeastern United States. The post-acquisition results of Kellogg are included in the Boat segment.

The Company acquired the outstanding stock of Harris Kayot Marine, LLC. (Harris Kayot), a builder of pontoon boats, fiberglass runabouts and deckboats ranging in length from 20 to 26 feet, for $4.8 million. This acquisition advances the Company’s position in the pontoon market and complements the Company’s existing boat portfolio with premium runabout and deckboat product lines. The post-acquisition results of Harris Kayot are included in the Boat segment.

The 2005 acquisitions contributed to an increase in sales in the period-over-period comparisons, but were not material to the Company’s results of operations or total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance.

In 2004, cash paid for acquisitions, net of debt and cash acquired, was as follows:

(In millions) Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration

3/19/04	Vulcan-Bowling Pin Company and Vulcan-Brunswick Bowling Pin Company	$1.3	$—	$1.3
4/01/04	Lowe, Lund, Crestliner	191.0	—	191.0
4/01/04	Marine Innovations Warranty Corporation	5.4	—	5.4
6/01/04	Navman NZ Limited (30 percent)	16.4	16.6	33.0
12/31/04	Sea Pro, Sea Boss and Palmetto boats	50.1	—	50.1
	Miscellaneous	3.6	—	3.6

		$267.8	$16.6	$284.4

(A)   Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

The Company acquired its joint venture partner’s share of a bowling pin operation for $1.3 million, allowing the Company to increase its ability to manufacture, distribute and market its own bowling pins. The post-acquisition results of these businesses are included in the Bowling & Billiards segment.

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

The Company acquired the outstanding stock of Sea Pro Boats, Inc., (Sea Pro) and net assets, including working capital and other intangibles, of Sea Boss Boats, LLC, (Sea Boss) manufacturers of the Sea Pro, Palmetto and Sea Boss brands of saltwater fishing boats at December 31, 2004. These acquisitions were funded through cash consideration of $50.1 million. These acquisitions provide the Company with the opportunity to offer a distinctive array of offshore saltwater fishing boats.  The post-acquisition results of Sea Pro and Sea Boss are included in the Boat segment in 2005.

The 2004 acquisitions did contribute to an increase in sales in the period-over-period comparisons, but were not material to the Company’s results of operations or total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance.

In 2003, cash paid for acquisitions, net of cash acquired, and other consideration provided was as follows:

(In millions) Date	Company Name	Cash Consideration(A)	Other Consideration	Total Consideration

6/10/03	Valley-Dynamo, LP	$33.7	$—	$33.7
6/23/03	Land ‘N’ Sea Corporation	30.4	23.4	53.8
6/23/03	Navman NZ Limited (70 percent)	37.3	—	37.3
7/01/03	New Eagle Software LLC	1.5	—	1.5
9/02/03	Attwood Corporation	47.5	—	47.5
9/15/03	Protokon, LLC (80 percent)	7.0	—	7.0
9/17/03	Hatteras Yachts, Inc.	19.4	—	19.4
9/30/03	Accelerate Performance Products, LLC	0.5	—	0.5

		$177.3	$23.4	$200.7

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

Acquisitions in 2003 did contribute to an increase in sales in the period-over-period comparisons, but were not material to the Company’s results of operations and total assets. Accordingly, the Company’s consolidated results from operations would not differ materially from historical performance.

In addition to the acquisitions listed above, the Company made a final payment of $19.4 million in 2003 related to the 2001 acquisition of Hatteras Yachts, Inc. (Hatteras). This payment was required under the purchase agreement as Hatteras fulfilled earnings targets.

Purchase price allocations for acquisitions are subject to adjustment, pending final third party valuations, up to one year from the date of acquisition. Any adjustments are not expected to be material to the Consolidated Balance Sheets. The following table shows the gross amount of goodwill and intangible assets recorded as of December 31 for the acquisitions completed in 2005, 2004 and 2003:

				Weighted Average
	Value Assigned to Current Year Acquisitions			Useful Life Assigned to Current Year Acquisitions
	2005	2004	2003	2005	2004
(In millions)
Indefinite-lived:
Goodwill	$43.2	$103.2	$59.2
Trademarks/tradenames	$26.9	$113.9	$35.5
Amortizable:
Customer relationships	$19.9	$19.5	$32.7	11 years	15 years
Other	$6.0	$13.2	$6.9	6 years	7 years

6. Investments

The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. Refer to Note 7. Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. The Company also contributed $0.2 million and $4.2 million to other existing joint ventures in 2005 and 2004, respectively.

In January of 2003, the Company paid $9.4 million to acquire a 36 percent equity interest in Bella-Veneet OY (Bella), a boat manufacturer located in Finland. The Company has the option to acquire the remaining equity interest in Bella in 2007. In July of 2003, the Company paid $5.5 million to acquire a 49 percent equity interest in Rayglass Sales and Marketing Limited (Rayglass), a boat manufacturer located in New Zealand. The Company has the option to acquire the remaining equity interest in Rayglass in 2008. Also, in July of 2003, the Company paid $2.4 million for a 50 percent equity interest to establish a joint venture with Cummins Marine (Cummins), a division of Cummins Inc., to form Cummins MerCruiser Diesel South Pacific Pty Limited (CMDSP). CMDSP offers a full range of diesel marine propulsion systems in Australia and other South Pacific regions. All the above investments are unconsolidated and are accounted for under the equity method.

The Company received dividends from its unconsolidated affiliates of $12.3 million, $13.1 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s sales to and purchases from its investments, along with the corresponding receivables and payables, were not material to the Company’s overall results of operations for the years ended December 31, 2005, 2004 and 2003, respectively, and its financial position as of December 31, 2005 and 2004.

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

As of December 31, 2004, the Company’s investment in MarineMax was recorded in the Consolidated Balance Sheets in Other assets-Investments at its fair market value of $55.4 million, with the unrealized after-tax gain of $22.8 million ($37.3 million pre-tax) included as a part of Shareholders’ equity in Accumulated other comprehensive loss.

7. Financial Services

The Company has a joint venture, Brunswick Acceptance Company, LLC (BAC), with GE Commercial Finance (GECF). Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

In January of 2003, the Company’s subsidiary, Brunswick Financial Services Corporation (BFS), invested $3.3 million in BAC, which represented a 15 percent ownership interest. On July 2, 2003, BFS contributed an additional $19.5 million to increase its equity interest in BAC to 49 percent, as provided for by the terms of the joint venture agreement. BFS’s contributed equity is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement. BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Consolidated Balance Sheets. The Company has funded its investment in BAC with a combination of cash contributions and reinvested earnings, which totaled $16.3 million, $13.9 million and $22.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Income.

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC at December 31, 2005 and 2004, was $52.2 million and $35.9 million, respectively. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC

BFS recorded income related to the operations of BAC of $9.7 million, $4.3 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts exclude the discount expense on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Since 2003, the Company has sold a significant portion of its domestic Mercury Marine accounts receivable to BAC. Accounts receivable totaling $913.3 million, $927.4 million and $501.2 million were sold to BAC in 2005, 2004 and 2003 respectively. Discounts of $7.0 million, $6.4 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $96.5 million as of December 31, 2005, down from $103.7 million as of December 31, 2004. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $2.6 million, $2.3 million and $0.9 million in 2005, 2004 and 2003, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of December 31, 2005 and 2004, the Company had a retained interest in $44.5 million and $45.7 million of the total accounts receivable sold to BAC. The Company’s maximum exposure as of December 31, 2005 and 2004, related to these amounts was $28.5 million and $25.0 million, respectively. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These balances were included in the amounts in Note 9. Commitments and Contingencies.

8. Income Taxes

The sources of earnings before income taxes are as follows:

	2005	2004	2003
(In millions)
United States	$434.9	$336.9	$165.9
Foreign	60.9	41.6	35.2

Earnings before income taxes	$495.8	$378.5	$201.1

The income tax provision consisted of the following:

	2005	2004	2003
(In millions)
Current tax expense:
U.S. Federal	$94.9	$89.2	$40.1
State and local	8.0	4.5	7.4
Foreign	17.7	12.3	16.8

Total current	120.6	106.0	64.3

Deferred tax expense:
U.S. Federal	(9.2)	(6.3)	7.2
State and local	—	8.1	(1.2)
Foreign	(1.0)	0.9	(4.4)

Total deferred	(10.2)	2.7	1.6

Total provision	$110.4	$108.7	$65.9

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31 were as follows:

	2005	2004
(In millions)
Current deferred tax assets:
Product warranties	$66.9	$73.2
Sales incentives and discounts	44.4	41.5
Litigation and environmental reserves	22.0	24.0
Insurance reserves	19.3	21.7
Loss carryforwards	47.1	60.0
Bad debts	14.4	14.0
Other	73.1	78.3
Valuation allowance	(12.4)	(20.0)

Total current deferred tax assets	$274.8	$292.7

Non-current deferred tax liabilities (assets):
Depreciation and amortization	$144.4	$134.5
Pension	37.0	40.3
Other assets and investments	21.5	25.2
Other	75.8	113.1

Non-current deferred tax liabilities	278.7	313.1

Deferred compensation	(26.1)	(17.5)
Minimum pension liability adjustment	(56.0)	(62.2)
Postretirement and postemployment benefits	(44.6)	(44.7)
Other	(4.5)	(8.4)

Non-current deferred tax assets	(131.2)	(132.8)

Total non-current deferred tax liabilities	$147.5	$180.3

At December 31, 2005, the tax impact of the Company’s Loss carryforwards totaling $47.1 million was available to reduce future tax liabilities. This deferred tax asset was comprised of $36.3 million of the tax benefit of state net operating loss (NOL) carryforwards and $10.8 million of the tax benefit of foreign NOL carryforwards. NOL carryforwards of $37.3 million expire at various intervals between the years 2006 and 2024. The remaining NOL carryforwards of $9.8 million have an unlimited life. At December 31, 2005, the valuation allowance totaling $12.4 million was comprised of $5.4 million for state NOL carryforwards and $7.0 million for foreign NOL carryforwards. At December 31, 2004, the valuation allowance totaling $20.0 million was comprised of $6.3 million for state NOL carryforwards, $7.1 million of foreign NOL carryforwards and $6.6 million for capital loss carryforwards.

The Company does not believe other valuation allowances are necessary, because deductible temporary differences will be utilized primarily by carryback to prior years’ taxable income, or as charges against reversals of future taxable temporary differences. Based upon prior earnings history, the Company expects that future taxable income will be sufficient to utilize the remaining deductible temporary differences.

The Company has historically provided deferred taxes under APB No. 23, “Accounting for Income Taxes - Special Areas,” for the presumed ultimate repatriation to the United States of earnings from all foreign subsidiaries and unconsolidated affiliates. APB No. 23 allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

As of December 31, 2004, as well as through June 30, 2005, the Company provided deferred taxes for the undistributed net earnings for all of its foreign subsidiaries and unconsolidated affiliates, as such earnings may have been repatriated to the United States in future years. As of July 1, 2005, the Company determined that approximately $52 million of certain foreign subsidiaries’ undistributed net earnings would now be indefinitely reinvested in operations outside the United States. These earnings will provide the Company with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift the Company’s acquisition focus to Europe and Asia. The Company’s current intentions meet the indefinite investment criteria of APB No. 23. As a result of the APB No. 23 change in assertion and related refinements in its tax calculations, the Company reduced its deferred tax liabilities related to undistributed foreign earnings.

The Company has undistributed earnings of foreign subsidiaries of $62.5 million at December 31, 2005, for which deferred taxes have not been provided. Such earnings are indefinitely reinvested in the foreign subsidiaries. If such earnings were repatriated, additional tax may result. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

	2005	2004	2003
(In millions)
Income tax provision at 35%	$173.5	$132.5	$70.4
State and local income taxes, net of Federal income tax effect	9.1	8.2	4.0
Change in estimates related to 2004 and prior years' amended tax return filings	(15.0)	—	—
Extraterritorial income and foreign sales corporation benefit	(12.2)	(8.5)	(4.0)
Taxes related to foreign income, net of credits	(11.6)	(5.0)	(0.3)
Change in APB No. 23 assertion	(10.5)	—	—
Research and development credit	(9.8)	(7.3)	(5.2)
Tax reserve reassessment	(7.1)	(10.0)	—
Investment sale capital loss utilization	(6.6)	—	—
Other	0.6	(1.2)	1.0

Actual income tax provision	$110.4	$108.7	$65.9
Effective tax rate	22.3%	28.7%	32.8%

In 2005, the Company lowered its effective tax rate from 28.7 percent to 22.3 percent primarily due to $32.6 million of current year tax benefits of: $15.0 million attributed primarily to refinements in the prior years’ extraterritorial income and foreign sales corporation benefit included above in Change in estimates related to the 2004 and prior years' amended tax return filings; $10.5 million from a change in the assertion under APB No. 23 for certain foreign subsidiaries as discussed above; and $7.1 million attributed to Tax reserve reassessment of underlying exposures. This current year benefit is partially offset by the $10.0 million Tax reserve reassessment in 2004. Additionally, the Company’s 2005 tax rate benefited from a $6.6 million utilization of previously unrecognized loss carryforwards incurred in connection with the investment sale gain, as discussed in Note 6. Investments. The 2005 effective tax rate was further favorably impacted by higher foreign earnings in lower effective tax rate jurisdictions.

The Company lowered its effective tax rate from 32.8 percent in 2003 to 28.7 percent in 2004 primarily due to the 2004 Tax reserve reassessment of $10.0 million arising from the completion of Federal tax audit examinations of years 1998 to 2001, and higher foreign and state earnings in lower effective tax rate jurisdictions.

9. Commitments and Contingencies

Financial Commitments. The Company has entered into guarantees of indebtedness of third parties, which are primarily comprised of arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from the Company and, in certain instances, has guaranteed secured term financing of its customers. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $121 million and approximately $129 million at December 31, 2005 and 2004, respectively. Any potential payments on these customer financing arrangements would extend over several years in accordance with the Company’s agreements.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was approximately $208 million and approximately $188 million at December 31, 2005 and 2004, respectively.

Based on historical experience and current facts and circumstances, and in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has recorded the fair market value of these guarantee and repurchase obligations as a liability on the consolidated balance sheets. Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling approximately $84 million and approximately $86 million as of December 31, 2005 and 2004, respectively. This amount is primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility or, in the case of surety bonds, which totaled $18.9 million and $27.1 million at December 31, 2005 and 2004, respectively, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. The 2004 amount included $9.8 million in surety bonds associated with the Yamaha contract dispute, which were released in 2005.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses and Long-term liabilities - other at December 31:

	2005	2004
(In millions)
Balance at January 1	$164.6	$160.0
Payments made	(111.5)	(101.8)
Provisions/additions for contracts issued/sold	107.4	106.6
Aggregate changes for preexisting warranties	(2.1)	(0.2)

Balance at December 31	$158.4	$164.6

Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $25.0 million and $25.8 million at December 31, 2005 and 2004, respectively.

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

Telephone Consumer Protection Act

The Company continues to defend itself against a 2004 lawsuit brought by plaintiffs who allegedly received unsolicited faxes from a vendor of the Company’s Bowling & Billiards segment in violation of the Federal Telephone Consumer Protection Act. The Company does not believe the resolution of this lawsuit will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in, and related to, this case, in which the Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement are covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 have been calculated and agreed to with the IRS at the examination level. The Company is awaiting final determination of tax and interest for these taxable years. If there are no changes to the tax amounts agreed to with the IRS examination team for taxable years 1986 through 2001, the Company expects a tax benefit in future periods between $7 million and $16 million plus interest. The interest amount is being computed by the IRS and is dependent upon the final tax assessed for sixteen tax years, 1986 through 2001, taking into account carryback and carryforward of various tax credits, alternative minimum tax calculations and net operating loss carrybacks, and, therefore, is not quantifiable at this time. The final tax amount for these tax years is expected to be finalized in the first half of 2006, while the final interest amount is not expected to be finalized until late in 2006.

Environmental Matters

The Company is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposal of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from the Company as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. The Company has established reserves based on a range of cost estimates for all known claims.

The environmental remediation and clean-up projects in which the Company is involved have an aggregate estimated range of exposure of approximately $42 million to $63 million as of December 31, 2005. At December 31, 2005 and 2004, the Company had reserves for environmental liabilities of $51.5 million and $54.1 million, respectively. There were environmental provisions of $1.5 million, $0.0 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Chinese Supplier Dispute

The Company's Bowling & Billiards segment is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former Chinese contract manufacturer, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and the resolution of other claims. The arbitration tribunal heard final arguments on the matter in August 2005. The Company does not believe that this dispute will have a material adverse effect on the Company's consolidated financial condition or results of operations.

10. Financial Instruments

The Company operates domestically and internationally, with manufacturing and sales facilities in various locations around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes its normal operating and financing activities, along with derivative financial instruments to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of a forecasted transaction (cash flow hedge) or a hedge of a recognized asset or liability (fair value hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific assets, liabilities or forecasted transactions. The Company also assesses, both at the inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the fair value or cash flows of the hedged item. Any ineffective portion of a derivative instrument’s change in fair value is recorded directly in Other expense, net, in the period of change. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2005, 2004 and 2003. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Other expense, net. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

Fair Value Hedges. During 2005 and 2004, the Company entered into foreign currency derivative contracts, which qualify as fair value hedges under the requirements of SFAS Nos. 133/138. The Company enters into foreign currency forward contracts to hedge the changes in the fair value of assets or liabilities caused by changes in the exchange rates of foreign currencies. A fair value hedge requires that the change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company be recorded through earnings, with any difference reflecting the ineffectiveness of the hedge.

Cash Flow Hedges. Certain derivative instruments qualify as cash flow hedges under the requirements of SFAS Nos. 133/138. The Company executes forward contracts and options, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of certain raw materials, and natural gas forward contracts, based on projected purchases, to manage exposure related to risk from price changes. The Company has also entered into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive income (loss), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive income (loss) as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2005		2004
	Pre-tax	After-tax	Pre-tax	After-tax
(In millions)
Beginning balance	$(17.5)	$(12.0)	$(3.6)	$(2.4)
Net change associated with current period hedging activity	21.6	15.1	(19.2)	(13.2)
Net amount recognized into earnings	7.1	4.8	5.3	3.6

Ending balance	$11.2	$7.9	$(17.5)	$(12.0)

The Company estimates that $2.5 million of after-tax net realized losses from derivatives that have been settled and deferred in Accumulated other comprehensive income (loss) at December 31, 2005, will be realized in earnings over the next twelve months. At December 31, 2005, the term of derivative instruments hedging forecasted transactions ranges from one to eighteen months.

Foreign Currency Hedging. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 2005 and 2004, had notional contract values of $313.3 million and $254.9 million, respectively. The approximate fair value of forward exchange contracts was a net asset of $2.9 million and a $10.6 million net liability at December 31, 2005 and 2004, respectively. Option contracts outstanding at December 31, 2005 and 2004, had notional contract values of $130.5 million and $149.3 million, respectively. The approximate fair value of options contracts outstanding was a net asset of $4.3 million and a $6.0 million net liability at December 31, 2005 and 2004, respectively. The forward and options contracts outstanding at December 31, 2005, mature during 2006 and 2007 and primarily relate to the Euro, Canadian dollar, British pound, Australian dollar, Japanese yen and New Zealand dollar.

Interest Rate Hedging. The Company utilizes fixed-to-floating interest rate swaps to mitigate the interest rate risk associated with its long-term debt. These swaps had a notional value of $275.0 million as of December 31, 2005 and 2004 and an associated fair market value of a loss of $5.2 million as of December 31, 2005, and a gain of $2.8 million as of December 31, 2004. In 2002, the Company terminated fixed to floating swaps entered into in 2001 at a gain of $12.2 million. This gain was deferred and will be amortized through 2006 based upon the underlying debt, reducing interest expense. The unrecognized portion is included as a component of long-term debt, with a balance of $2.8 million and $5.7 million as of December 31, 2005 and 2004, respectively.

In 2005, the Company entered into $200.0 million notional forward starting interest rate swaps to hedge interest rate risk associated with the anticipated issuance of long-term debt. As of December 31, 2005, these swaps were an asset which had a fair market value of $3.9 million.

Commodity Price Hedging. The Company uses commodity swap and futures contracts to hedge anticipated purchases of certain raw materials. Commodity swap contracts outstanding at December 31, 2005 and 2004, had notional values of $9.1 million and $13.9 million, respectively. At December 31, 2005 and 2004, the estimated fair value of these swap contracts was a net asset of $1.6 million and $2.8 million, respectively. The contracts outstanding at December 31, 2005, mature throughout 2006. The Company also uses futures contracts to manage its exposure to fluctuating natural gas prices, which had a notional contract value of $0.6 million and $1.7 million outstanding at December 31, 2005 and 2004, respectively. The estimated fair value of the futures contracts was a net asset of $0.1 million compared with a net liability of $0.4 million at December 31, 2005 and 2004, respectively.

Concentration of Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. Concentrations of credit risk with respect to accounts receivable are not material to the Company’s financial position, due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas, with the exception of one boatbuilder customer. This customer had trade accounts receivable and long-term notes receivable, in connection with a supply agreement, with net credit exposure of $48.4 million and $48.6 million at December 31, 2005 and 2004, respectively.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2005 and 2004, the fair value of the Company’s long-term debt was approximately $761.0 million and $801.0 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt.

11. Accrued Expenses

Accrued Expenses at December 31 were as follows:

	2005	2004
(In millions)
Accrued compensation and benefit plans	$170.8	$228.7
Product warranties	152.9	149.1
Sales incentives and discounts	162.8	138.2
Accrued recourse/repurchase	57.4	60.1
Insurance reserves	49.0	57.6
Deferred revenue	63.8	39.4
Environmental reserves	51.5	54.1
Other	123.7	128.0

Total accrued expenses	$831.9	$855.2

12. Debt

Short-Term Debt at December 31 consisted of the following:

	2005	2004
(In millions)
Notes payable	$0.1	$9.2
Current maturities of long-term debt	1.0	1.5

Total short-term debt	$1.1	$10.7

Long-Term Debt at December 31 consisted of the following:

	2005	2004
(In millions)
Notes, 6.75% due 2006, net of discount of $0.2 and $0.4	$249.8	$249.6
Notes, 7.125% due 2027, net of discount of $1.0 and $1.1	199.0	198.9
Notes, 5.0% due 2011, net of discount of $0.7 and $0.7	149.3	149.3
Debentures, 7.375% due 2023, net of discount of $0.5 and $0.6	124.5	124.4
Notes, 1.82% to 4.00% payable through 2015	4.2	4.1
Interest rate swaps and other	(2.1)	3.6

	724.7	729.9
Current maturities	(1.0)	(1.5)

Long-term debt	$723.7	$728.4
Scheduled maturities 2007	0.8
2008	0.7
2009	0.7
2010	0.3
Thereafter	721.2

Total long-term debt	$723.7

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

In 2002, the Company deferred a realized gain of $12.2 million on the termination of interest rate swaps in advance of their scheduled termination date. This deferred gain was reported in long-term debt and is included in Interest rate swaps and other. The deferred gain will be amortized through 2006 based upon the underlying debt, reducing interest expense. The amount of deferred gain included in Interest rate swaps and other was $2.8 million and $5.7 million at December 31, 2005 and 2004, respectively. Also included in Interest rate swaps and other is the estimated aggregate market value related to the fixed-to-floating interest rate swaps discussed in Note 10. Financial Instruments.

In the second quarter of 2005, the Company and certain of its domestic and foreign subsidiaries entered into a new $650.0 million revolving credit facility (the “Facility”). The Facility has a term of five years, with the option to extend the term for an additional one year on each anniversary of the Facility. Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by JPMorgan Chase Bank, N.A., or the Federal Funds effective rate plus 50 basis points, or a rate tied to LIBOR. The Company pays a facility fee of 10 basis points per annum, which is subject to adjustment based on credit ratings. Under the terms of the Facility, the Company is subject to a leverage test, as well as restrictions on secured debt. The Company was in compliance with these covenants at December 31, 2005. There were no borrowings under the Facility during 2005, and the Facility continues to serve as support for any outstanding commercial paper borrowings. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company had borrowing capacity of $585.4 million under the terms of this agreement at December 31, 2005, net of outstanding letters of credit. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

At December 31, 2005, $250.0 million of the Company’s 6.75% Notes due December 2006 was classified as long-term, based on the Company’s intent and ability, including use of the Facility, if necessary, to refinance the Notes on a long-term basis during 2006.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans that provides a benefit that is at least actuarially equivalent to Medicare Part D. The Company’s postretirement benefit obligation and net periodic benefit cost do not reflect the effects of the Act, as the Company does not anticipate qualifying for the subsidy based on its current plan designs.

Costs. Pension and other postretirement benefit costs included the following components for 2005, 2004 and 2003:

				Other Postretirement
	Pension Benefits			Benefits
	2005	2004	2003	2005	2004	2003
(In millions)
Service cost	$18.6	$17.3	$14.2	$2.7	$2.4	$1.4
Interest cost	58.3	56.9	56.2	5.7	5.7	4.8
Expected return on plan assets	(72.6)	(66.0)	(53.7)	—	—	—
Amortization of prior service costs	7.3	6.0	5.6	(2.1)	(2.1)	(2.1)
Amortization of net actuarial loss	13.5	13.5	19.4	0.8	0.7	—
Curtailment loss	0.8	—	—	—	—	—

Net pension and other benefit costs	$25.9	$27.7	$41.7	$7.1	$6.7	$4.1

Benefit Obligations and Funded Status. A reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2005, and a statement of the funded status at December 31 for these years for the Company’s pension and other postretirement benefit plans follow:

			Other
			Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
(In millions)
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,016.8	$925.5	$100.6	$80.2
Service cost	18.6	17.3	2.7	2.4
Interest cost	58.3	56.9	5.7	5.7
Participant contributions	—	—	1.0	1.0
Plan amendments	—	15.2	—	—
Curtailment	(0.3)	—	—	—
Acquisition	—	0.3	—	—
Actuarial losses	12.4	49.2	2.7	17.2
Benefit payments	(54.8)	(47.6)	(7.3)	(5.9)

Benefit obligation at December 31	$1,051.0	$1,016.8	$105.4	$100.6

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	$867.9	$785.0	$—	$—
Actual return on plan assets	91.3	87.1	—	—
Employer contributions	27.4	42.6	6.3	4.9
Participant contributions	—	—	1.0	1.0
Asset transfer due to acquisition	—	0.8	—	—
Benefit payments	(54.8)	(47.6)	(7.3)	(5.9)

Fair value of plan assets at December 31	$931.8	$867.9	$—	$—

Funded status:
Funded status at December 31	$(119.2)	$(148.9)	$(105.4)	$(100.6)
Unrecognized prior service cost (credit)	39.1	47.2	(10.4)	(12.5)
Unrecognized actuarial losses	200.9	221.0	20.1	18.2

Net amount recognized	$120.8	$119.3	$(95.7)	$(94.9)

The amounts included in the Company’s balance sheets as of December 31 were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
(In millions)
Prepaid benefit cost	$39.9	$38.3	$—	$—
Accrued benefit liability	(96.2)	(117.9)	(95.7)	(94.9)
Intangible asset	34.4	39.8	—	—
Accumulated other comprehensive loss	142.7	159.1	—	—

Net amount recognized	$120.8	$119.3	$(95.7)	$(94.9)

Minimum pension liabilities of $87.2 million after-tax ($142.7 million pre-tax) and $97.2 million after-tax ($159.1 million pre-tax) are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively. The adjustment for the change in the additional minimum liability decreased Accumulated other comprehensive income (loss) by $10.0 million after-tax ($16.4 million pre-tax) for the year ended December 31, 2005, whereas the same adjustment for 2004 increased Accumulated other comprehensive income (loss) by $6.5 million after-tax ($10.6 million pre-tax) for the year ended December 31, 2004.

The accumulated benefit obligation for the Company’s pension plans was $1,014.2 million and $980.1 million at December 31, 2005 and 2004, respectively. The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets at December 31 were as follows:

	2005	2004
(In millions)
Projected benefit obligation	$963.3	$926.1
Accumulated benefit obligation	926.5	889.3
Fair value of plan assets	830.3	771.4

The funded status of these pension plans as a percentage of the projected benefit obligation increased to 86 percent in 2005 from 83 percent in 2004 due to positive conditions in the equity markets and discretionary pension contributions.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market value of assets are amortized over the remaining service period of active plan participants.

Participants eligible for other postretirement benefits have flat dollar post-age 65 benefits. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2005	2004
Health care cost trend rate for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year rate reaches the ultimate trend rate	2011	2010

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2005, would have the following effects:

	One Percent	One Percent
	Increase	Decrease
(In millions)
Effect on total of service and interest cost	$0.6	$(0.5)
Effect on accumulated postretirement benefit obligation	5.1	(4.6)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	2005	2004

Discount rate	5.75%	5.90%
Rate of compensation increase(A)	3.75%	3.75%

(A) Assumption used in determining pension benefit obligation only.

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2005	2004	2003

Discount rate	5.90%	6.25%	6.75%
Long-term rate of return on plan assets(A)	8.50%	8.50%	8.50%
Rate of compensation increase(A)	3.75%	3.75%	4.50%
__________

(A) Assumption used in determining pension benefit cost only.

The Company utilized a long-term corporate bond model to determine the discount rate used to calculate plan liabilities. The corporate bond model calculated the yield of a portfolio of bonds whose cash flows approximated the plans’ expected benefit payments. The yield of this portfolio was compared to the Moody’s Aa Corporate Bond Yield Index at a comparable measurement date to determine the yield differential, which was 27 basis points in 2005 and 16 basis points in 2004. This differential was added to the year-end Moody’s index to determine the discount rate. Moody’s Aa long-term corporate bond yield was used as a basis for determining the discount rate in 2003 with a yield adjustment made for the longer duration of the Company’s benefit obligations and a further adjustment to reflect annual yields.

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations of investment returns. The Company’s long-term rate of return on assets assumption of 8.5 percent in 2005, 2004 and 2003, reflects recent market trends and the historical weighted average total return actually achieved by the plans’ assets.

Assets of the Company’s Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. The Trust strategically diversifies its investments among various asset classes in order to reduce risks and enhance returns. Long-term strategic weightings for the total Trust of 67 percent equity securities, 23 percent for interest-sensitive investments (debt securities and other) and 10 percent for real estate are within the Company’s target allocation ranges. The ranges are 55 percent to 75 percent, 12 percent to 35 percent, and 5 percent to 15 percent for equity securities, interest-sensitive investments and real estate, respectively. All investments are continually monitored and reviewed, with evaluation considerations focusing on strategic target allocations, investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Actual asset allocations within the Trust are described below.

Plan Assets. The Company’s asset allocation for its qualified pension plans at December 31 by asset category was as follows:

	Percentage of
	Plan Assets
	2005	2004
Asset Category Equity securities	67%	68%
Debt securities	16	15
Real estate	11	10
Other	6	7

Total	100%	100%

Equity securities do not include any shares of the Company’s common stock at December 31, 2005 and 2004.

The Company’s nonqualified pension plan and other postretirement benefit plans are not funded.

Expected Cash Flows. The expected cash flows for the Company’s pension and other postretirement benefit plans follow:

	Pension Benefits	Other Post- retirement Benefits
(In millions)
Company contributions expected to be made in 2006 (A)	$42.4	$6.0
Expected benefit payments (which reflect future service):
2006	55.1	7.0
2007	58.1	7.4
2008	61.1	7.7
2009	64.0	8.1
2010	66.5	8.4
2011-2015	366.6	43.4

(A)  The Company currently anticipates making discretionary funding up to approximately $40.0 million to the qualified pension plans and $2.4 million to cover benefit payments in the unfunded,  nonqualified pension plan in 2006. This is subject to change based on market conditions or Company discretion.

The Company’s contributions to its defined contribution plans are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. The expense related to these plans was $46.5 million, $43.0 million and $37.4 million in 2005, 2004 and 2003, respectively. Company contributions to multiemployer plans were $0.5 million, $0.4 million and $0.7 million in 2005, 2004 and 2003, respectively.

14. Stock Plans and Management Compensation

Under the 2003 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other types of awards to executives and other management employees. Issuances under the plans may be from either authorized but unissued shares or treasury shares. As of December 31, 2005, these plans allow for the issuance of a maximum of 4.1 million shares. Shares available for grant totaled 1.7 million at December 31, 2005.

Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resources and Compensation Committee of the Board of Directors. Options vest over three, four or five years, or immediately in the event of a change in control, upon death or disability of the optionee, or if the optionee’s age and years of service equal 65 or more. Vesting on future option grants will occur immediately in the event of a change in control, upon death or disability of the optionee, or if age and years of service equals 70 or more on termination of employment. The option price per share cannot be less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of non-employee directors. Stock option activity for all plans for the three years ended December 31 was as follows:

	2005		2004		2003
(Options in thousands)	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price

Outstanding on January 1	3,702	$24.59	7,615	$22.97	9,266	$22.51
Granted	934	$45.90	446	$38.77	454	$23.13
Exercised	(740)	$23.17	(4,294)	$23.19	(1,877)	$20.49
Forfeited	(52)	$34.04	(65)	$24.92	(228)	$24.64

Outstanding on December 31	3,844	$29.91	3,702	$24.59	7,615	$22.97

Exercisable on December 31	2,312	$23.45	1,980	$22.93	5,028	$23.58

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(Options in thousands)			(Options in thousands)
$16.97 to $20.00	895	4.6 years	$ 19.62	886	$ 19.63
$20.01 to $30.00	1,426	5.7 years	$ 23.28	1,097	$ 23.09
$30.01 to $40.00	596	6.0 years	$ 36.26	318	$ 34.62
$40.01 to $49.27	927	9.1 years	$ 45.98	11	$ 43.97

The weighted average fair value of individual options granted during 2005, 2004 and 2003 was $17.40, $12.51 and $7.23, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 2005, 2004 and 2003, respectively:

	2005	2004	2003

Risk-free interest rate	3.7%	3.1%	2.7%
Dividend yield	1.4%	1.3%	2.2%
Volatility factor	34.1%	34.7%	37.9%
Weighted average expected life	5 years	5 years	5 years

Restricted stock awards (restricted stock shares were issued for grants prior to April 30, 2003, and subsequently restricted stock units were issued) are issued to directors and key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Restricted awards vest at the end of a three- to five-year period subject to continued employment, or immediately on a change in control of the Company, or upon death or disability of the optionee. Restricted stock units are forfeited in the event employment terminates prior to vesting, except there is prorata vesting if age and years of service equals 65 or more on termination of employment. Prorata vesting on future grants will occur if age and years of service equals 70 or more on termination of employment. Although participants’ restricted stock award dividends are automatically reinvested, restricted stock units are non-voting, and all awards have restrictions on the sale or transfer of such awards during the restricted period. The cost of restricted stock awards is recognized on a straight-line basis over the requisite service period. During 2005, 2004 and 2003, $3.4 million, $10.2 million and $4.2 million, respectively, was charged to compensation expense under these plans. The decrease in 2005 was due to the forfeiture of restricted stock awards and resulting reversal of previously recognized compensation expense due to the Company’s CEO transition.

The weighted average price per restricted award at grant date was $45.90, $38.64 and $22.35 for the restricted awards granted in 2005, 2004 and 2003, respectively. Restricted stock awards activity for all plans for the three years ended December 31, was as follows:

	2005	2004	2003
(Restricted stock awards in thousands)

Outstanding on January 1	824	426	221
Granted	94	514	320
Dividends	9	10	7
Released	(101)	(113)	(110)
Forfeited	(307)	(13)	(12)

Outstanding on December 31	519	824	426

The Company maintained a leveraged employee stock ownership plan (ESOP) that covered all domestic employees of the Company who had been employed by the Company on or before the first day of the ESOP’s year and on December 1 of the ESOP’s year and had completed at least 1,000 hours of service during the year. In April 1989, the ESOP borrowed $100 million to purchase 5,095,542 shares of the Company’s common stock at $19.625 per share. The debt of the ESOP was guaranteed by the Company and was recorded in the Company’s financial statements. As a result of the retirement of this debt in 2004, all ESOP shares that were maintained in a suspense account at December 31, 2003, were released in 2004 and allocated to participants’ accounts, at which time the leveraged ESOP was terminated.

Under the grandfathered provisions of Statement of Position (SOP) 93-6, “Employers’ Accounting for Employee Stock Ownership Plans,” the expense recorded by the Company was based on cash contributed or committed to be contributed by the Company to the ESOP during the year, net of dividends received. Dividends were primarily used by the ESOP to pay down debt.

The Company’s contributions to the ESOP, along with related expense amounts, were as follows:

	2004	2003
(In millions)
Compensation expense	$5.4	$8.9
Interest expense	0.2	0.9
Dividends	—	1.4

Total debt service payments	$5.6	$11.2

The Company has a severance plan that becomes effective upon a change in control of the Company, which would result in compensation expense in the period if a change in control occurs.

15. Treasury and Preferred Stock

Treasury stock activity for the past three years was as follows:

	2005	2004	2003
(Shares in thousands)
Balance at January 1	5,709	10,408	12,377
Common stock repurchase program	1,943	—	—
Compensation plans and other	(771)	(4,699)	(1,969)

Balance at December 31	6,881	5,709	10,408

At December 31, 2005, 2004 and 2003, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2005, 2004 and 2003).

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

17. Leases

The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers and certain personal property. The longest of these obligations extends through 2032. Most leases contain renewal options, some contain purchase options or escalation clauses, and many provide for contingent rentals based on percentages of gross revenue.

No leases contain restrictions on the Company’s activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

	2005	2004	2003
(In millions)
Basic expense	$48.1	$54.1	$48.0
Contingent expense	2.3	2.1	1.7
Sublease income	(1.6)	(0.9)	(1.5)

Rent expense, net	$48.8	$55.3	$48.2

Future minimum rental payments at December 31, 2005, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(In millions)
2006	$43.5
2007	34.4
2008	27.5
2009	20.7
2010	16.7
Thereafter	59.4

Total (not reduced by minimum sublease rentals of $1.3)	$202.2

18. Share Repurchase Program

In the second quarter of 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, to be funded with available cash. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company repurchased approximately 1.9 million shares under this program during 2005 for $76.0 million. As of December 31, 2005, the Company is authorized to repurchase an additional $124.0 million of its shares.

19. Quarterly Data (unaudited)

	Quarter
	1st	2nd	3rd	4th	Year
(In millions, except per share data)
2005 Net sales	$1,401.1	$1,598.6	$1,434.6	$1,489.5	$5,923.8
Gross margin (A)	$341.9	$412.6	$333.0	$337.1	$1,424.6
Net earnings	$94.6	$114.1	$88.4	$88.3	$385.4
Basic earnings per common share:
Net earnings	$0.97	$1.16	$0.90	$0.91	$3.95
Diluted earnings per common share:
Net earnings	$0.96	$1.15	$0.89	$0.90	$3.90
Dividends declared	$—	$—	$—	$0.60	$0.60
Common stock price (NYSE symbol: BC):
High	$48.57	$49.50	$46.70	$42.09	$49.50
Low	$43.94	$41.63	$36.98	$35.09	$35.09

2004 Net sales	$1,199.6	$1,422.7	$1,273.2	$1,333.8	$5,229.3
Gross margin (A)	$297.3	$367.8	$317.0	$332.1	$1,314.2
Net earnings	$48.0	$90.1	$72.9	$58.8	$269.8
Basic earnings per common share:
Net earnings	$0.51	$0.94	$0.76	$0.60	$2.82
Diluted earnings per common share:
Net earnings	$0.50	$0.93	$0.75	$0.59	$2.77
Dividends declared	$—	$—	$—	$0.60	$0.60
Common stock price (NYSE symbol: BC):
High	$41.85	$43.63	$46.20	$49.85	$49.85
Low	$31.25	$38.14	$34.51	$44.64	$31.25

(A)   Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

20. Subsequent Event

In February 2006, the Company acquired certain assets of Cabo Yachts, Inc. (Cabo) for approximately $65 million. Cabo builds offshore sportfishing boats ranging from 31 to 52 feet. The purchase of Cabo complements the Company’s previous acquisitions of Hatteras and Albemarle and allows the Company to offer a full range of sportfishing convertibles and motoryachts from 24 to 90 feet. The post-acquisition results of Cabo will be included in the Boat segment.

BRUNSWICK CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Allowances for losses on receivables	Balance at beginning of year	Charges to profit and loss	Write-offs	Recoveries	Other	Balance at end of year

2005	$29.0	$(0.7)	$(6.1)	$0.1	$0.4	$22.7

2004	$31.3	$4.9	$(8.7)	$1.7	$(0.2)	$29.0

2003	$31.8	$5.5	$(6.7)	$0.8	$(0.1)	$31.3

Deferred tax asset valuation allowance (A)	Balance at beginning of year	Charges to profit and loss	Write-offs	Recoveries	Other	Balance at end of year

2005	$20.0	$(7.6)	$—	$—	$—	$12.4

2004	$13.0	$—	$—	$—	$7.0	$20.0

2003	$13.6	$—	$—	$—	$(0.6)	$13.0

(A)   State and foreign net operating loss carryforwards that are not expected to be utilized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION

By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

Date: February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Signature

/s/ DUSTAN E. McCOY	/s/ MANUEL A. FERNANDEZ*

Dustan E. McCoy	Manuel A. Fernandez
Chairman and Chief Executive Officer	Director
(Principal Executive Officer) and Director
/s/ PETER B. HAMILTON*
/s/ PETER G. LEEMPUTTE
Peter B. Hamilton
Peter G. Leemputte	Vice Chairman and President -
Senior Vice President and Chief Financial	Life Fitness Division and Director
Officer
(Principal Financial Officer)	/s/ PETER HARF*

/s/ ALAN L. LOWE	Peter Harf
Director
Alan L. Lowe
Vice President and Controller (Principal	/s/ GRAHAM H. PHILLIPS*
Accounting Officer)
Graham H. Phillips
/s/ NOLAN D. ARCHIBALD*	Director

Nolan D. Archibald	/s/ ROGER W. SCHIPKE*
Director
Roger W. Schipke
/s/ JEFFREY L. BLEUSTEIN*	Director

Jeffrey L. Bleustein	/s/ RALPH C. STAYER*
Director
Ralph C. Stayer
/s/ MICHAEL J. CALLAHAN*	Director

Michael J. Callahan	/s/ LAWRENCE A. ZIMMERMAN*
Director
Lawrence A. Zimmerman
Director

*Peter G. Leemputte, pursuant to a Power of Attorney (executed by each of the officers and directors identified above with an asterisk and filed with the Securities and Exchange Commission), by signing his name hereto does hereby sign and execute this report of Brunswick Corporation on behalf of each of the officers and directors named above in the capacities in which the names of each appear above.

By:	/s/ PETER G. LEEMPUTTE
Peter G. Leemputte
Senior Vice President and Chief Financil Officer

Date: February 28, 2006

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
$350,000,000 Revolving Credit and Competitive Bid Loan Facility with JPMorgan Chase Bank, administrative agent, and other lenders identified in the Credit Agreement, filed as Exhibit 4.8 to
4.10
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
T.J. Chung, W. J. Gress, P. B. Hamilton, P. G. Leemputte, B. R. Lockridge, P. C.
Mackey, D.E. McCoy, W. L. Metzger, V. J. Reich, A. L. Lowe, M. I. Smith, J. E. Stransky, D. B. Tompkins,
C. Trudell, S. M. Wolpert and J. P. Zelisko, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, and hereby incorporated by reference.
10.2*	1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company’s definitive Proxy Statement dated March 25, 1994, for the Annual Meeting of Stockholders on
April 27, 1994, and hereby incorporated by reference.
10.3*	Supplemental Pension Plan filed as Exhibit 10.7 to the Company’s Quarterly Report on Form
10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.4*	Form of Indemnification Agreement by and between the Company and each of N. D. Archibald,
J. L. Bleustein, M. J. Callahan, M. A. Fernandez, P. Harf, G.H. Phillips, R.W. Schipke,
R. C. Stayer and L. A. Zimmerman, filed as Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.

10.5*	Form of Indemnification Agreement by and between the Company and each of K.
J. Chieger, T.J. Chung, W. J. Gress, P. B. Hamilton, P. G. Leemputte, B. R.
Lockridge, A. L. Lowe, P. C. Mackey, D. E. McCoy, W. L. Metzger, V. J. Reich, M. I. Smith,
D.B. Tompkins, J. E. Stransky, C. Trudell, S. M. Wolpert and J. P. Zelisko, filed as Exhibit 19.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1986, and hereby incorporated by reference.
10.6*	1991 Stock Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 1999, and hereby incorporated by reference.
10.7*	Change in Control Severance Plan filed as Exhibit 10.6 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.8*	Brunswick Performance Plan for 2004 filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for 2003, and hereby incorporated by reference.
10.9*	Brunswick Performance Plan for 2005 filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2005, and hereby incorporated by reference.
10.10*	Brunswick Strategic Incentive Plan for 2004-2005 filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for 2003, and hereby incorporated by reference.
10.11*	Brunswick Strategic Incentive Plan for 2005-2006 filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 3, 2005 and hereby incorporated by reference.
10.12*	1997 Stock Plan for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly
Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.13*	Elective Deferred Compensation Plan filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.14*	Automatic Deferred Compensation Plan filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for 2003 and hereby incorporated by reference.
10.15*	Brunswick Restoration Plan filed as Exhibit 4.7 to the Company’s Registration Statement on Form
S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.16*	Brunswick 2003 Stock Incentive Plan filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
12.1	Statement regarding computation of ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this Report.