Form 10-Q
period 2006-03-31
BRUNSWICK CORP
filed 2006-05-04
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 2006
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file number 1-1043

_______________

Brunswick Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-0848180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 N. Field Court, Lake Forest, Illinois	60045-4811
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]  Accelerated filer [   ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 1, 2006, was 94,589,799.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Income
for the three months ended March 31
(in millions, except per share data)
(unaudited)

	2006	2005

Net sales	$1,458.0	$1,401.1
Cost of sales	1,132.5	1,059.2
Selling, general and administrative expense	202.4	208.6
Research and development expense	35.9	34.2
Operating earnings	87.2	99.1
Equity earnings	5.2	5.0
Investment sale gain	-	38.7
Other expense, net	(0.1)	(0.9)
Earnings before interest and income taxes	92.3	141.9
Interest expense	(13.6)	(13.0)
Interest income	2.9	2.7
Earnings before income taxes	81.6	131.6
Income tax provision	14.2	37.0

Net earnings	$67.4	$94.6

Earnings per common share:
Basic	$0.71	$0.97
Diluted	$0.70	$0.96

Weighted average shares used for computation of:
Basic earnings per share	95.6	97.7
Diluted earnings per share	96.6	99.0

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets
as of March 31, 2006, December 31, 2005, and March 31, 2005
(in millions)

	March 31,	December 31,	March 31,
	2006	2005	2005
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$216.5	$487.7	$439.7
Accounts and notes receivable, less allowances of $23.9, $22.7 and $29.6	578.2	522.4	505.1
Inventories
Finished goods	457.7	426.2	436.6
Work-in-process	336.0	298.5	283.6
Raw materials	161.8	149.9	146.8
Net inventories	955.5	874.6	867.0
Deferred income taxes	273.6	274.8	292.0
Prepaid expenses and other	64.6	75.5	43.7
Current assets	2,088.4	2,235.0	2,147.5

Property
Land	86.2	76.7	68.7
Buildings and improvements	606.9	609.2	550.5
Equipment	1,158.2	1,125.3	1,075.2
Total land, buildings and improvements and equipment	1,851.3	1,811.2	1,694.4
Accumulated depreciation	(1,010.8)	(994.2)	(954.5)
Net land, buildings and improvements and equipment	840.5	817.0	739.9
Unamortized product tooling costs	158.9	153.2	131.5
Net property	999.4	970.2	871.4

Other assets
Goodwill	691.5	661.8	623.8
Other intangibles	373.7	361.3	328.6
Investments	155.9	143.6	139.0
Other long-term assets	245.8	249.6	232.1
Other assets	1,466.9	1,416.3	1,323.5

Total assets	$4,554.7	$4,621.5	$4,342.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets
as of March 31, 2006, December 31, 2005, and March 31, 2005
(in millions, except per share data)

	March 31,	December 31,	March 31,
	2006	2005	2005
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$0.9	$1.1	$6.1
Accounts payable	439.7	472.2	389.9
Accrued expenses	779.2	831.9	776.2
Current liabilities	1,219.8	1,305.2	1,172.2

Long-term liabilities
Debt	723.5	723.7	723.2
Deferred income taxes	136.0	147.5	159.8
Postretirement and postemployment benefits	219.1	215.6	241.5
Other	261.4	250.7	252.7
Long-term liabilities	1,340.0	1,337.5	1,377.2

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	371.1	368.3	363.0
Retained earnings	1,809.3	1,741.9	1,508.3
Treasury stock, at cost:
8,294,000, 6,881,000 and 5,563,000 shares	(193.4)	(136.0)	(74.0)
Unearned compensation and other	(4.7)	(6.2)	(6.4)
Accumulated other comprehensive loss, net of tax	(64.3)	(66.1)	(74.8)
Shareholders’ equity	1,994.9	1,978.8	1,793.0

Total liabilities and shareholders’ equity	$4,554.7	$4,621.5	$4,342.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
for the three months ended March 31
(in millions)
(unaudited)

	2006	2005
Cash flows from operating activities
Net earnings	$67.4	$94.6
Depreciation and amortization	42.4	38.4
Changes in noncash current assets and current liabilities	(232.9)	(213.1)
Income taxes	17.2	31.3
Other, net	14.3	(20.5)
Net cash used for operating activities	(91.6)	(69.3)

Cash flows from investing activities
Capital expenditures	(56.3)	(32.5)
Acquisitions of businesses, net of cash acquired	(62.9)	(13.7)
Investments	(7.1)	(8.1)
Proceeds from investment sale	-	57.9
Proceeds from the sale of property, plant and equipment	5.1	6.0
Net cash (used for) provided by investing activities	(121.2)	9.6

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other short-term debt	-	(4.0)
Payments of long-term debt including current maturities	(0.3)	(1.3)
Stock repurchases	(61.8)	-
Stock options exercised	3.7	4.9
Net cash used for financing activities	(58.4)	(0.4)

Net decrease in cash and cash equivalents	(271.2)	(60.1)
Cash and cash equivalents at January 1	487.7	499.8

Cash and cash equivalents at March 31	$216.5	$439.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Significant Accounting Policies

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K (the 2005 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, December 31, 2005 and March 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005. Due to the seasonality of the Company’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first quarters of fiscal year 2006 and 2005 ended on April 1, 2006, and April 2, 2005, respectively.

New Accounting Standards.In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (SFAS 143). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS 143 if the fair value of the liability can be reasonably estimated. The Company’s adoption of FIN 47 did not have a material impact on the financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and 140,” (SFAS 155). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of SFAS 155 will have a material impact on its financial statements.

Note 2 - Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Consolidated Statements of Income.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

The Company previously accounted for its share-based compensation using the intrinsic value method as defined in APB 25.  Prior to January 1, 2006, other than for nonvested stock, no share-based employee compensation cost was reflected in net earnings. SFAS 123R requires that the Company report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow in the Condensed Consolidated Statements of Cash Flows. Before January 1, 2006, APB 25 required that the Company report the entire tax benefit related to the exercise of stock options as an operating cash flow. Total stock option expense was approximately $1.6 million for the period ended March 31, 2006, and resulted in a deferred tax asset for the tax benefit to be realized in future periods.

The Company used the modified prospective transition method to adopt the provisions of SFAS 123R. Under this method, employee compensation cost recognized in the first quarter of 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Therefore, prior period financial statements have not been restated. In accordance with SFAS 123R, the fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

As a result of adopting SFAS 123R on January 1, 2006, the Company's net earnings for the three months ended March 31, 2006, were approximately $1.0 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006, would have been $0.72 and $0.71, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.71 and $0.70, respectively.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards for periods before the Company adopted SFAS 123R:

2005
(In millions, except per share data)
Net earnings, as reported	$94.6
Add: Share-based employee compensation included in reported earnings, net of tax	1.0
Less: Total share-based employee compensation expense under fair value-based method for all awards, net of tax	1.9

Net earnings, pro forma	$93.7

Basic earnings per common share:
As reported	$0.97
Pro forma	0.96

Diluted earnings per common share:
As reported	$0.96
Pro forma	0.95

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Under the 2003 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights, nonvested stock and other types of awards to executives and other management employees. Issuances under the plans may be from either authorized, but unissued, shares or treasury shares. As of March 31, 2006, these plans allow for the issuance of a maximum of 4.1 million shares. Shares available for grant totaled 0.5 million as of March 31, 2006.

Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resources and Compensation Committee of the Board of Directors. Options vest over three, four or five years, or immediately in the event of a change in control, upon death or disability of the optionee, or for grants issued prior to 2006 if the optionee’s age and years of service equal 65 or more. Vesting of 2006 option grants will occur immediately in the event of a change in control, upon death or disability of the optionee, or if age and years of service equals 70 or more on termination of employment. The option price per share cannot be less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of non-employee directors. Stock option activity for all plans for the three months ended March 31, 2006, was as follows:

	Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding on January 1	3,844	$29.91
Granted	875	$39.15
Exercised	(121)	$22.29		$2,083
Forfeited	(57)	$38.66

Outstanding on March 31	4,541	$31.79	6.8 years	$38,825

Exercisable on March 31	2,641	$25.90	5.3 years	$35,867

The following table summarizes information about stock options outstanding as of March 31, 2006:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price

$16.97 to $20.00	829	4.4 years	$ 19.62	822	$ 19.63
$20.01 to $30.00	1,370	5.5 years	$ 23.25	1,198	$ 23.22
$30.01 to $40.00	1,435	8.2 years	$ 37.99	394	$ 35.48
$40.01 to $49.27	907	8.8 years	$ 45.98	228	$ 46.01

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

The weighted average fair value of individual options granted during 2006 was $11.88. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions used for 2006 and 2005:

	2006	2005

Risk-free interest rate	4.35% - 4.36%	3.7%
Dividend yield	1.53%	1.4%
Volatility factor	31.22%	34.1%
Weighted average expected life	4.79 - 6.09 years	5 years

Nonvested stock awards (nonvested stock shares were issued for grants prior to April 30, 2003, and subsequently nonvested stock units were issued) are issued to directors and key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Nonvested stock awards vest at the end of a three- to five-year period subject to continued employment, or immediately on a change in control of the Company, or upon death or disability of the optionee. For grants issued before January 1, 2006, nonvested stock units are forfeited in the event employment terminates prior to vesting, except there is prorata vesting if age and years of service equals 65 or more on termination of employment. Prorata vesting on grants issued in 2006 will occur if age and years of service equals 70 or more on termination of employment. Although participants’ nonvested stock award dividends are automatically reinvested, nonvested stock units are non-voting, and all awards have restrictions on the sale or transfer of such awards during the nonvested period. The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During the first three months ended March 31, 2006, $1.1 million was charged to compensation expense under these plans.

The weighted average price per nonvested stock award at grant date was $39.15 for the nonvested stock awards granted in 2006. Nonvested stock award activity for all plans for the three months ended March 31, 2006, was as follows:

Nonvested Stock Outstanding
(In thousands)
Outstanding at January 1	519
Granted	293
Released	(9)
Forfeited	(29)

Outstanding at March 31	774

As of March 31, 2006, there was $16.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 3 - Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested common stock awards. Average basic shares decreased by 2.1 million in the first quarter of 2006 versus the first quarter of 2005, primarily due to the share repurchase program (as discussed in Note 12 - Share Repurchase Program), partially offset by shares issued upon the exercise of employee stock options. The decrease in common stock equivalents for the first quarter of 2006 compared with the first quarter of 2005 was primarily due to the reduction in outstanding dilutive options.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Basic and diluted earnings per share for the three months ended March 31 are calculated as follows:

	2006	2005
(In millions, except per share data)
Net earnings	$67.4	$94.6

Average outstanding shares - basic	95.6	97.7
Dilutive effect of common stock equivalents	1.0	1.3

Average outstanding shares - diluted	96.6	99.0

Basic earnings per share	$0.71	$0.97

Diluted earnings per share	$0.70	$0.96

As of March 31, 2006, there were 4.5 million options outstanding, of which 2.6 million are exercisable. There were 0.9 million and 0.6 million options outstanding as of March 31, 2006 and 2005, respectively, for which the exercise price of the options was greater than the average market price of the Company’s shares for the quarterly period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 4 - Commitments and Contingencies

Financial Commitments. The Company has entered into guarantees of indebtedness of third parties, which are primarily comprised of arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from the Company, and, in certain instances, has guaranteed secured term financing of its customers. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $110 million as of March 31, 2006. Any potential payments on these customer financing arrangements would extend over several years in accordance with the Company’s agreements.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase totaled approximately $235 million as of March 31, 2006.

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

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $85.5 million as of March 31, 2006. This amount is primarily comprised of standby letters of credit and outstanding surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, which totaled $19.4 million as of March 31, 2006, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses and Long-term liabilities - other as of March 31:

2006
(In millions)
Balance at January 1	$158.4
Payments made	(24.7)
Provisions/additions for contracts issued/sold	27.9
Aggregate changes for preexisting warranties	0.4

Balance at March 31	$162.0

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $23.9 million as of March 31, 2006.

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

Tax Case. In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. In April 2003, the Company elected to pay the IRS $62 million (approximately $50 million after-tax), and in April 2004, the Company elected to pay the IRS an additional $10 million (approximately $8 million after-tax), in connection with this matter pending settlement negotiations. The payments were comprised of $33 million in taxes due and $39 million of pre-tax interest (approximately $25 million after-tax). The Company elected to make these payments to avoid future interest costs.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in and related to this case, in which the Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement were covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 were calculated and agreed to with the IRS at the examination level. The statute of limitations related to these taxable years expired on March 9, 2006. Consequently, the Company reversed approximately $12.4 million of tax reserves primarily related to the reassessment of underlying exposures and tax contingencies for temporary items related to these years. If there are no further changes to the tax amounts agreed to with the IRS examination team for taxable years 1986 through 2001, the Company expects a Federal tax benefit in future periods of approximately $3 million plus interest. The final tax amount for these tax years is expected to be finalized in the second quarter of 2006, while the final interest amount is not expected to be finalized until late 2006 or early 2007. In addition, these tax years will be subject to tax audits by various state taxing jurisdictions to determine the state tax impact of the IRS' audit adjustments.

Chinese Supplier Dispute. The Company is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and the resolution of other claims. The arbitration tribunal heard final arguments in August 2005 and the Company is awaiting a decision in the matter. The Company does not believe that this dispute will have a material adverse effect on the Company's consolidated financial condition or results of operations.

Refer to Note 9 to the consolidated financial statements of the 2005 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2005.

Note 5 - Segment Data

The Company is a manufacturer and marketer of leading consumer brands. The Company operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards. The Company’s management evaluates individual segment performance based on operating earnings. Marine eliminations are eliminations for sales transactions consummated at arm’s length between the Marine Engine and Boat segments. The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the three months ended March 31:

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

	Net Sales		Operating Earnings

	2006	2005	2006	2005
(In millions)
Boat	$747.7	$677.5	$48.0	$49.5
Marine Engine	606.0	605.6	34.2	52.0
Marine eliminations	(143.7)	(119.5)	-	-
Total Marine	1,210.0	1,163.6	82.2	101.5

Fitness	133.9	127.5	9.0	6.4
Bowling & Billiards	114.7	111.5	12.8	11.1
Eliminations	(0.6)	(1.5)	-	-
Corporate/Other	-	-	(16.8)	(19.9)

Total	$1,458.0	$1,401.1	$87.2	$99.1

Note 6 - Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”

In the first three months of 2006, cash paid for acquisitions, net of cash acquired, was as follows:

(In millions)
Date	Description	Net Cash Consideration

2/16/06	Cabo Yachts, Inc.	$60.6
3/24/06	Marine Innovations Warranty Corporation	2.3

		$62.9

The Company acquired certain assets of Cabo Yachts, Inc. (Cabo) for $60.6 million. Cabo builds offshore sportfishing boats ranging from 31 to 52 feet. The purchase of Cabo complements the Company’s previous acquisitions of Hatteras Yachts, Inc. (Hatteras) and Albemarle Boats, Inc. (Albemarle), discussed below, and allows the Company to offer a full range of sportfishing convertibles from 24 to 90 feet. The post-acquisition results of Cabo are included in the Boat segment.

The Company made an additional payment of $2.3 million for the April 1, 2004 acquisition of Marine Innovations Warranty Corporation (Marine Innovations). This payment was required under the purchase agreement as Marine Innovations fulfilled earnings targets. The post-acquisition results of Marine Innovations are included in the Boat segment.

The 2006 acquisitions increased sales by approximately $6 million compared to the same period in the prior year, but were not material to the Company’s results of operations or total assets. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

In the first three months of 2005, cash paid for acquisitions, net of cash acquired, was as follows:

(In millions)
Date	Description	Net Cash Consideration

2/7/05	Benrock, Inc.	$4.2
2/28/05	Albemarle Boats, Inc.	9.2
	Miscellaneous	0.3

		$13.7

The Company acquired receivables, inventory, property and equipment of Benrock, Inc. (Benrock) for $4.2 million. Benrock is a distributor of marine parts and provides the Company with an array of distribution channels for its parts and accessories businesses. The post-acquisition results of Benrock are included in the Boat segment.

The Company acquired the outstanding stock of Albemarle for $9.2 million. Albemarle produces offshore sportfishing boats ranging from 24 to 41 feet. The acquisition of Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats. The post-acquisition results of Albemarle are included in the Boat segment.

Acquisitions completed throughout 2005 increased sales by approximately $73 million compared to the same period in the prior year, but were not material to the Company’s results of operations or total assets. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions.

Refer to Note 5 to the consolidated financial statements in the 2005 Form 10-K for further detail relating to the Company’s acquisitions.

Note 7 - Investments

The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. See Note 9 - Financial Services for more details on the Company’s Brunswick Acceptance Company (BAC), LLC joint venture. Refer to Note 6 to the consolidated financial statements in the 2005 Form 10-K for further detail relating to the Company’s investments.

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

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 8 - Comprehensive Income

The Company reports changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive income (loss) includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized gains and losses on derivatives and investments, all net of tax. Components of other comprehensive income for the three months ended March 31 was as follows:

	2006	2005
(In millions)
Net earnings	$67.4	$94.6
Other comprehensive income:
Foreign currency cumulative translation adjustment	-	(4.2)
Net change in unrealized gains (losses) on investments	1.6	(22.9)
Net change in accumulated unrealized derivative gains (losses)	0.2	6.6
Total other comprehensive income (loss)	1.8	(20.5)

Comprehensive income	$69.2	$74.1

The net change in unrealized gains (losses) on investments in the first quarter of 2005 was primarily due to the sale of the Company’s investment in MarineMax, Inc. Refer to Note 7 - Investments for details on the sale. There was no impact due to the minimum pension liability adjustment in either period as it is adjusted annually in the fourth quarter.

Note 9 - Financial Services

The Company’s subsidiary, Brunswick Financial Services Corporation (BFS), has a joint venture, BAC, with GE Commercial Finance (GECF). Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

BFS’s contributed equity is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement. BFS’s investment in BAC is recorded under the equity method of accounting as a component of Investments in the Company’s Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Income.

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC as of March 31, 2006, was $60.4 million compared to $52.2 million as of December 31, 2005. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $4.0 million and $2.5 million for the quarters ended March 31, 2006 and 2005, respectively. These amounts exclude the discount expense on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

The Company’s sales of receivables to BAC for the quarterly periods ended March 31 were as follows:

	2006	2005
(In millions)
Receivables sold	$199.7	$202.2
Discounts	1.7	1.6

Cash received	$198.0	$200.6

Discounts were recorded as an expense in Other expense, net in the Consolidated Statements of Income. The outstanding balance of receivables sold to BAC was $85.9 million as of March 31, 2006, down from $96.5 million as of December 31, 2005. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.5 million in the first quarter of 2006 and 2005, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of March 31, 2006, and December 31, 2005, the Company had a retained interest in $34.9 million and $44.5 million, respectively, of the total accounts receivable sold to BAC. The Company’s maximum exposure as of March 31, 2006, and December 31, 2005, was $18.0 million and $28.5 million, respectively. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s retained interest was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These balances were included in the amounts in Note 4 - Commitments and Contingencies.

Note 10 - Income Taxes

The Company’s effective tax rate for the first quarter of 2006 was 17.4 percent.  The effective tax rate was lower than the statutory rate primarily due to the $12.4 million tax reserve reassessment of underlying exposures discussed in Note 4 - Commitments and Contingencies.

In the first quarter of 2005, the Company’s effective tax rate was 28.1 percent. The effective tax rate was lower than the statutory rate primarily due to the utilization of previously unrecognized capital loss carryforwards incurred in connection with the gain on the sale of the MarineMax stock, as discussed in Note 7 - Investments.

Note 11 - Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. See Note 13 to the consolidated financial statements in the 2005 Form 10-K for details on these plans.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Pension and other postretirement benefit costs (income) included the following components for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
(In millions)
Service cost	$4.6	$4.7	$0.7	$0.7
Interest cost	14.7	14.6	1.5	1.4
Expected return on plan assets	(19.7)	(18.2)	-	-
Amortization of prior service costs	1.7	1.9	(0.5)	(0.5)
Amortization of net actuarial loss	2.6	3.3	0.3	0.2

Net pension and other benefit costs	$3.9	$6.3	$2.0	$1.8

Employer Contributions. The Company previously disclosed in the 2005 Form 10-K that it expected to contribute up to $42.4 million to the Company’s pension plans in 2006. The Company anticipates funding up to $40.0 million in discretionary contributions to its qualified plans during the remainder of 2006 subject to equity market returns and discount rate movements. As of March 31, 2006, the Company has contributed $0.6 million to fund benefit payments in its nonqualified plan and expects to fund an additional $1.8 million during the remainder of the year.

Note 12 - Share Repurchase Program

In the second quarter of 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, to be funded with available cash. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company repurchased approximately 1.6 million shares under this program during the first quarter of 2006 for $61.8 million. Since the program’s inception, the Company has repurchased approximately 3.6 million shares. As of March 31, 2006, the Company was authorized to repurchase an additional $62.2 million of its shares.  Refer to Note 13 - Subsequent Events for further information regarding the Company's share repurchase program.

Note 13 - Subsequent Events

Discontinued Operations. On April 27, 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which consists of the Company’s marine electronics, land-based navigation systems and fleet tracking businesses.

The results of BNT are included in the Company’s Marine Engine segment. The Company is actively marketing BNT and conducting other actions required to complete the sale within the next year. The Company currently anticipates the proceeds from the sale of BNT will exceed its book value, which totaled $144.5 million as of March 31, 2006. For the three months ended March 31, 2006 and 2005, the businesses held for sale had net sales of $44.7 million and $58.6 million, respectively, and pretax net losses of $11.0 million and pretax earnings of $0.3 million, respectively.

The Company will report the BNT businesses as discontinued operations beginning in the second quarter of 2006 in accordance with the criteria of SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” related to the classification of assets to be disposed of by sale.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Acquisitions. On April 26, 2006, the Company acquired the outstanding stock of Diversified Marine Products, L.P. (Diversified) for approximately $11 million. Diversified is a leading wholesale distributor of marine parts and accessories headquartered in Los Angeles, California. The acquisition of Diversified complements the Company’s previous acquisitions of Benrock, Land ‘N’ Sea Corporation and Kellogg Marine, Inc. and allows the Company to provide same- and next-day delivery of marine parts and accessories nationwide by expanding the Company’s parts and accessories business to the West Coast of the United States. The post-acquisition results of Diversified will be included in the Boat Segment.

Share Repurchase Program. On April 27, 2006, the Company announced that the Board of Directors had increased the Company’s remaining share repurchase authorization from $62 million to $500 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions and available cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview and Outlook

Sales increased 4.1 percent in the first quarter of 2006 to $1.5 billion, with the more significant gains reported by the Boat, Bowling & Billiards and Fitness segments. The increase in sales was primarily due to acquisitions and higher sales prices. Excluding acquisitions, the Company’s sales declined 1.6 percent from the same period in the prior year. Operating earnings of $87.2 million and operating margins of 6.0 percent decreased from the same period in the prior year primarily as a result of higher raw material and production costs, the transition to low-emission outboard engines, which carry lower margins than the carbureted two-stroke outboards they are replacing, and lower fixed-cost absorption due to lower production rates, partially offset by the increase in sales. In the first quarter of 2005, the Company reported operating earnings of $99.1 million and operating margins of 7.1 percent.

As discussed in Note 13 - Subsequent Events in the Notes to Consolidated Financial Statements, on April 27, 2006, the Company announced its intention to sell the majority of the Brunswick New Technologies (BNT) business unit, which consists of the Company’s marine electronics, land-based navigation systems and fleet tracking businesses. While BNT has substantially increased its revenue in today’s competitive consumer electronics marketplace, continued growth requires significant investment to ensure successful new product introductions. The Company believes the future prospects for BNT could best be nurtured under different ownership.

Looking ahead to the rest of 2006, excluding the results of BNT, the Company expects domestic retail demand for marine products to be flat to down slightly. The Company estimates that market share gains, success of new products, improved pricing and the full-year impact of acquisitions completed in 2006 and 2005 are expected to result in a low- to mid-single digit increase in the Company’s marine sales in 2006. Fitness and Bowling & Billiards segment sales are expected to increase in the mid-single digits. Overall, sales are expected to increase in the low- to mid-single digits.

Operating earnings in 2006 are expected to benefit from higher pricing across all market segments, as well as the Company’s ongoing focus on effective cost management. However, margin improvement in 2006 will be limited by the continued transition to low-emission outboard engines, which carry lower margins, and production cuts in select product lines to maintain healthy dealer pipeline inventories, which will result in lower fixed-cost absorption. The Company will also continue to incur higher raw material, energy, and freight and distribution costs.

Matters Affecting Comparability

Acquisitions. The Company’s operating results for 2006 include the operating results for acquisitions completed in 2006 and 2005. Approximately 5.4 percent of first quarter 2006 sales can be attributed to sales from the following acquisitions:

Date	Description	Segment

2/28/05	Albemarle Boats, Inc. (Albemarle)	Boat
5/27/05	Triton Boat Company, L.P. (Triton)	Boat
6/20/05	Supra-Industria Textil, Lda. (Valiant) - 51 percent	Marine Engine
7/07/05	Kellogg Marine, Inc. (Kellogg)	Boat
9/16/05	Harris Kayot Marine, LLC (Harris Kayot)	Boat
2/16/06	Cabo Yachts, Inc. (Cabo)	Boat

Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats. Triton adds bass boats to the Company’s product lineup, as well as a broader range of saltwater and aluminum fishing boats. The Valiant brand of rigid inflatable boats enhances the Company's offerings in Europe.  Kellogg complements the Company’s previous acquisitions of Benrock, Inc. and Land ‘N’ Sea Corporation and provides an essential distribution hub in the northeastern United States. Harris Kayot advances the Company’s position in the pontoon market and complements the Company’s existing boat portfolio with premium runabout and deckboat product lines. Cabo complements the Company’s previous acquisitions of Hatteras Yachts, Inc. and Albemarle and allows the Company to offer a full range of sportfishing convertibles from 24 to 90 feet.

Refer to Note 6 - Acquisitions in the Notes to Consolidated Financial Statements for a more detailed description of these acquisitions.

Investment Sale Gain and Tax Items. The comparison of net earnings per diluted share between 2006 and 2005 is affected by the gain on the sale of an investment and tax items, which are described below. The effect of these items on diluted earnings per share is as follows for the three months ended March 31:

	2006	2005
(In millions)
Net earnings per diluted share — as reported	$0.70	$0.96
Investment sale gain	-	(0.32)
Tax items	(0.13)	-

Net earnings per diluted share — as adjusted	$0.57	$0.64

Management believes that presentation of earnings per diluted share excluding these items provides a more meaningful comparison to current-period and prior-period results because there were no comparable items in the first quarters of 2006 or 2005.

•
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

•
Tax Items: In 2006, the Company reduced its tax provision due primarily to tax benefits from a $12.4 million tax reserve reassessment of underlying exposures. Refer to Note 4 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for further detail.

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended March 31:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$1,458.0	$1,401.1	$56.9	4.1%
Gross margin (A)	$325.5	$341.9	$(16.4)	(4.8)%
Operating earnings	$87.2	$99.1	$(11.9)	(12.0)%
Net earnings	$67.4	$94.6	$(27.2)	(28.8)%

Diluted earnings per share	$0.70	$0.96	$(0.26)	(27.1)%

Expressed as a percentage of net sales (B):
Gross margin	22.3%	24.4%		(210) bpts
Selling, general and administrative expense	13.9%	14.9%		(100) bpts
Operating margin	6.0%	7.1%		(110) bpts
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

The increase in sales was primarily due to acquisitions completed in 2006 and 2005 in the Boat and Marine Engine segments, which accounted for approximately $79 million of first quarter sales. Organic sales, defined as sales from the Company’s businesses that have operating results in comparable periods presented, decreased slightly due to lower demand across the marine industry, compared with very robust demand in the first quarter of 2005.

The decrease in gross margin percentage in the first quarter of 2006 compared with the same period last year was primarily due to the transition to low-emission outboard engines, which carry lower margins than the carbureted two-stroke outboards they are replacing; lower fixed-cost absorption and inefficiencies due to lower production rates as a result of the Company’s effort to reduce marine customer inventory levels in light of lower retail demand; higher sales from acquired businesses, which have lower margins than the Company’s core brands; and higher raw material costs. These decreases were partially offset by favorable pricing.

The decrease in operating earnings was mainly due to the decrease in sales volumes and the unfavorable factors affecting gross margin discussed above. These decreases were partially offset by favorable pricing, contributions from acquisitions, lower operating expenses in all reportable segments (excluding the effects of acquisitions), resulting from the Company’s ongoing focus on effective cost management, lower variable compensation expense and improved operating earnings in the Bowling & Billiards and Fitness segments.

Interest expense increased $0.6 million in the first quarter of 2006 compared with the same period in 2005, primarily due to interim commercial paper borrowings in 2006 and the unfavorable effects of increasing interest rates on fixed-to-floating interest rate swaps. See Note 12 to the consolidated financial statements in the 2005 Form 10-K for details related to debt. Interest income increased $0.2 million in the first quarter of 2006 compared with the same period in 2005 as a result of higher rates of interest earned on investments.

In the first quarter of 2005, the Company sold 1,861,200 shares of common stock of MarineMax, its largest boat dealer. Proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses. This sale generated a pre-tax gain of $38.7 million for the Company.

The Company’s effective tax rate in the first quarter of 2006 decreased to 17.4 percent from 28.1 percent in the same period last year. The lower effective tax rate was primarily due to a $12.4 million tax reserve reassessment of underlying exposures as discussed in Note 4 - Commitments and Contingencies in the Notes to Consolidated Financial Statements. Excluding the $12.4 million reassessment in tax reserves, the Company’s effective tax rate for the first quarter of 2006 was 32.6 percent. In the first quarter of 2005, the Company utilized previously unrecognized capital loss carryforwards on the gain on sale of the MarineMax stock as discussed above. Excluding the MarineMax transaction, the Company’s effective tax rate for the first quarter of 2005 was 32.0 percent. The increase in the Company’s effective tax rate was due to the expiration of the tax credit related to research and development expenses as of December 31, 2005. Management believes that presentation of the effective tax rate, excluding the tax reserve reassessment in the first quarter of 2006 and the investment sale gain in the first quarter of 2005, provides a more meaningful comparison because these tax benefits are unique to their respective periods, and accordingly, there are no comparable items in the first quarter of either 2006 or 2005.

Net earnings and diluted earnings per share decreased primarily due to the same factors discussed above. Excluding the gain on sale of the Company’s investment in MarineMax reported in the first quarter of 2005 and the $12.4 million tax reserve reassessment in the first quarter of 2006, diluted earnings per share would have been $0.57 and $0.64 per diluted share for the first quarter of 2006 and 2005, respectively. Management believes that presentation of diluted earnings per share, excluding non-recurring tax benefits and the investment sale gain, provides a more meaningful comparison to the prior period because these items are unique to their respective periods, and, accordingly, there are no comparable items in the first quarter of either 2006 or 2005.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 96.6 million in the first quarter of 2006 from 99.0 million in the first quarter of 2005. The decrease in average shares outstanding was primarily due to the repurchase of approximately 3.6 million shares since the second half of 2005 as discussed in Note 12 - Share Repurchase Program in the Notes to Consolidated Financial Statements.

Boat Segment

The following table sets forth Boat segment results for the three months ended March 31:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$747.7	$677.5	$70.2	10.4%
Operating earnings	$48.0	$49.5	$(1.5)	(3.0)%
Operating margin	6.4%	7.3%		(90) bpts
Capital expenditures	$24.5	$12.4	$12.1	97.6%
__________

bpts = basis points

The increase in Boat segment sales was primarily due to acquisitions completed in 2006 and 2005. Higher pricing was largely offset by lower sales volumes resulting from reduced marine demand compared to a strong environment in the first quarter of 2005. The Company reduced shipments to maintain balanced dealer pipeline inventories across many of its boat brands.

Boat segment operating earnings decreased slightly from 2005 levels as the benefits of higher pricing throughout the Company’s brands and gains resulting from acquisitions were offset by higher material costs and lower fixed-cost absorption due to reduced production levels.

The increase in capital expenditures was primarily attributable to the acquisition of a marina in St. Petersburg, Florida, in partnership with MarineMax, and tooling for the production of new models.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended March 31:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$606.0	$605.6	$0.4	0.1%
Operating earnings	$34.2	$52.0	$(17.8)	(34.2)%
Operating margin	5.6%	8.6%		(300) bpts
Capital expenditures	$22.2	$14.2	$8.0	56.3%
__________

bpts = basis points

The Marine Engine segment includes the Company’s Mercury Marine and Brunswick New Technologies (BNT) operations. Mercury Marine sales increased primarily due to higher engine pricing, higher sales volume of sterndrive engines, an acquisition completed in 2005 and a greater mix of low-emission outboard engines, which have higher prices, partially offset by lower sales volumes of outboard engines compared to a strong marine environment in the first quarter of 2005. The increase in Mercury Marine sales was largely offset by a decline in BNT sales and the adverse effect of foreign currency translation.

Operating earnings for Mercury Marine decreased as the favorable impact of slightly higher sales, coupled with a gain on the sale of property, were offset by higher raw material costs, the continued transition to low-emission outboard engines, which carry lower margins than the carbureted two-stroke outboards they are replacing, and lower fixed-cost absorption due to lower production levels to maintain balanced dealer pipeline inventories. Lower BNT sales combined with higher BNT sales & marketing spending also contributed to the decrease in operating earnings.

The increase in capital expenditures was primarily due to the completion of a second four-stroke outboard production line and plant expansions for die cast operations at Mercury Marine, as well as investments in information technology.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended March 31:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$133.9	$127.5	$6.4	5.0%
Operating earnings	$9.0	$6.4	$2.6	40.6%
Operating margin	6.7%	5.0%		170 bpts
Capital expenditures	$3.6	$3.6	$-	-
__________

bpts = basis points

The $6.4 million increase in Fitness segment sales was largely attributable to an improved product mix and increased sales volume of cardiovascular and strength equipment in domestic markets. This increase was partially offset by a decrease in sales volumes in international markets.

Operating earnings increased primarily due to the positive mix shift to high-margin cardiovascular equipment and increased sales volume as discussed above. These factors were partially offset by higher freight, distribution and raw material costs.

Capital expenditures in the first quarter of 2006 were primarily related to investments in a new design, engineering and test lab at Life Fitness’ headquarters to drive future product improvements.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended March 31:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$114.7	$111.5	$3.2	2.9%
Operating earnings	$12.8	$11.1	$1.7	15.3%
Operating margin	11.2%	10.0%		120 bpts
Capital expenditures	$5.7	$1.6	$4.1	NM
__________

bpts = basis points

NM = not meaningful

Bowling & Billiards segment sales increased over the prior year levels as a result of increased bowling center revenues, primarily from three new bowling centers opened in 2005, and higher sales volumes of capital equipment and aftermarket products, partially offset by lower sales volumes of consumer products and the disposition of one bowling center in 2006 and four bowling centers in 2005.

The increase in current year operating earnings was primarily due to the absence of legal expenses incurred in 2005 related to a dispute with a supplier in China as discussed in Note 4 - Commitments and Contingencies in the Notes to Consolidated Financial Statements. The benefits of higher revenues were partially offset by costs incurred from the transition of bowling ball production from Michigan to Reynosa, Mexico. The Company recorded comparable gains on the sale of bowling centers in the first quarter of both 2006 and 2005.

Increased capital expenditures in the first quarter of 2006 included investments in the new bowling ball manufacturing facility in Mexico and the construction of two new Brunswick Zone retail bowling and entertainment centers.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of cash flow for the three months ended March 31:

	2006	2005
(In millions)
Net cash used for operating activities	$(91.6)	$(69.3)
Net cash provided by (used for):
Capital expenditures	(56.3)	(32.5)
Proceeds from investment sale	-	57.9
Proceeds from the sale of property, plant and equipment	5.1	6.0

Free cash flow *	$(142.8)	$(37.9)
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

The Company’s major sources of funds for investments, acquisitions, share repurchases and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first quarter of 2006, net cash used for operating activities totaled $91.6 million compared with $69.3 million in the first quarter of 2005. The increase in net cash used for operating activities in the first quarter of 2006 was primarily due to a $232.9 million increase in working capital (defined as non-cash current assets less current liabilities) compared to a $213.1 million increase in the first quarter of 2005. This $19.8 million increase was largely due to higher accounts receivable, resulting from increased foreign marine revenues, and a decrease in accounts payable, primarily caused by the payment of seasonally high purchase levels incurred at BNT during the fourth quarter of 2005. These factors were partially offset by lower payments of accrued incentive compensation in the first quarter of 2006 compared to the same period in the prior year.

Cash used for investing activities included capital expenditures of $56.3 million in the first three months of 2006 compared to $32.5 million in the first quarter of 2005. Capital expenditures in the first quarter of 2006 were attributable to the acquisition of a marina in St. Petersburg, Florida, in partnership with MarineMax, the Boat Group’s largest dealer, the completion of a second four-stroke outboard production line and die cast operations in the Marine Engine segment, investments in the new bowling ball manufacturing facility in Reynosa, Mexico, construction of two new Brunswick Zone retail bowling and entertainment centers and tooling expenditures for new models and product innovations in the Boat segment.

Cash paid for acquisitions, net of cash acquired, totaled $62.9 million and $13.7 million in the first three months of 2006 and 2005, respectively. See Note 6 - Acquisitions in the Notes to Consolidated Financial Statements and Note 5 to the consolidated financial statements in the 2005 Form 10-K for further details on the Company’s acquisitions. The Company invested $6.1 million and $7.9 million in Brunswick Acceptance Company, LLC (BAC), during the first three months of 2006 and 2005, respectively.

During the first quarter of 2005, the Company sold its investment in MarineMax (1,861,200 shares) for $56.8 million, net of $4.1 million of selling costs, which included $1.1 million of accrued expenses. Taxes related to this investment sale of $5.3 million were paid in April 2005. See Note 6 to the consolidated financial statements in the 2005 Form 10-K for further details on this sale.

Cash used for financing activities was $58.4 million in the first three months of 2006, compared with $0.4 million in the prior year period. The Company repurchased approximately 1.6 million of its shares during the first quarter of 2006 for $61.8 million.

Additionally, on April 27, 2006, the Company announced that the Board of Directors had increased the Company’s remaining share repurchase authorization from $62 million to $500 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions and available cash.

Cash and cash equivalents totaled $216.5 million as of March 31, 2006, down $271.2 million from $487.7 million as of December 31, 2005. Total debt as of March 31, 2006, decreased $0.4 million to $724.4 million, versus $724.8 million as of December 31, 2005, and debt-to-capitalization ratios were 26.6 percent and 26.8 percent, respectively.  The minor decrease in debt was due to payments for the Company’s long-term debt obligations and the unfavorable effect of increasing interest rates on fixed-to-floating interest rate swaps in the first quarter of 2006.  As of March 31, 2006, $250.0 million of the Company’s 6.75% Notes due December 2006 was classified as long-term, based on the Company’s intent and ability, including the use of its revolving credit agreement as discussed below, if necessary, to refinance the Notes on a long-term basis during 2006.

The Company has a $650.0 million long-term revolving credit agreement with a group of banks, as described in Note 12 to the consolidated financial statements in the 2005 Form 10-K, that serves as support for commercial paper borrowings. In April 2006, the Company amended the agreement, resulting in improved pricing and a one-year term extension. The agreement has a term of five years, through May 5, 2011, with the option to extend the term for an additional one year on each anniversary of the agreement. There were no borrowings under the revolving credit agreement during the first three months of 2006 or 2005. The Company has the ability to issue up to $150.0 million in letters of credit under the revolving credit facility. The Company had borrowing capacity of $584.8 million under the terms of the revolving credit agreement as of March 31, 2006. The Company also has $450.0 million available under a universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

In 2006, the Company intends to continue to proactively fund its defined benefit plans in advance of Employee Retirement Income Security Act (ERISA) requirements. The Company anticipates funding up to $40.0 million of discretionary contributions into its defined benefit plans, compared with $25.0 million in 2005. The Company did not fund its qualified pension plans in the first quarter of 2006 or 2005. The Company contributed $0.6 million to fund benefit payments in its nonqualified plan in the first quarter of 2006 and 2005. The Company expects to contribute an additional $1.8 million to the nonqualified plan in 2006, equal to the total amount funded subsequent to the first quarter of 2005. See Note 11 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 13 to the consolidated financial statements in the 2005 Form 10-K for more details.

The Company’s financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

Financial Services

See Note 9 - Financial Services in the Notes to Consolidated Financial Statements for a discussion on the Company’s joint venture, BAC, with GE Commercial Finance.

New Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” (SFAS 143). A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS 143 if the fair value of the liability can be reasonably estimated. The Company’s adoption of FIN 47 did not have a material impact on the financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and 140,” (SFAS 155). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of SFAS 155 will have a material impact on its financial statements.

Legal

Refer to Note 4 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements related to the Company’s legal and environmental proceedings.

Environmental Regulation

In its Marine Engine segment, the Company will continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities and the introduction of low-emission engines will continue to have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California has adopted regulations requiring catalytic converters on sterndrive and inboard engines by January 1, 2008. The Company expects to comply fully with these regulations, but compliance will increase the cost of these products. Other environmental regulatory bodies in the United States and other countries also may impose higher emissions standards than are currently in effect for the Company’s engines, which would require the Company to modify these engines, increasing their cost.

The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with Federal, state and local environmental laws will have a material adverse effect on the Company’s competitive position.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2005 Form 10-K. There have been no material changes outside the ordinary course of business.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies since the filing of its 2005 Form 10-K. As discussed in the 2005 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of a weak economy and stock market on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; competitive pricing pressures; the success of new product introductions; the ability to maintain market share in high-margin products; competition from new technologies; competition in the consumer electronics markets; imports from Asia and increased competition from Asian competitors; the ability to obtain component parts from suppliers; the ability to maintain effective distribution; the financial strength of dealers, distributors and independent boat builders; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to maintain product quality and service standards expected by customers; the ability to successfully manage dealer pipeline inventories; the success of global sourcing and supply chain initiatives; the ability to successfully integrate acquisitions; the success of marketing and cost management programs; the ability to develop product technologies that comply with regulatory requirements; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the impact of weather conditions on demand for marine products and retail bowling center revenues; shifts in currency exchange rates; adverse foreign economic conditions; and the impact of interest rates and fuel prices on demand for marine products. Additional factors are included in the 2005 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Notes 1 and 10 of the 2005 Form 10-K.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 31, 2006, except as follows:

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

Chinese Supplier Dispute. The Company is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and the resolution of other claims. The arbitration tribunal heard final arguments in August 2005 and the Company is awaiting a decision in the matter. The Company does not believe that this dispute will have a material adverse effect on the Company's consolidated financial condition or results of operations.

Refer to Note 9 to the consolidated financial statements of the 2005 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2005.

Item 1A. Risk Factors

There have been no material changes from the Company’s risk factors as disclosed in the 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Company Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (A) (amounts in thousands)

1/1/06 - 1/31/06	50,000	$36.11	50,000	$122,208
2/1/06 - 2/28/06	1,588,797	$37.79	1,588,000	$62,200
3/1/06 - 3/31/06	-	$-	-	$62,200

Total Stock Repurchases	1,638,797	$37.74	1,638,000	$62,200

(A)
On May 4, 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, to be funded with available cash. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company repurchased approximately 1.6 million shares under this program during the first quarter of 2006 for $61.8 million. Additionally, on April 27, 2006, the Company announced that the Board of Directors had increased the Company’s remaining share repurchase authorization from $62 million to $500 million. Refer to Note 12 - Share Repurchase Program in the Notes to Consolidated Financial Statements for further details.

Item 6.  Exhibits

(a)	Exhibits.

10.1	2006 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.2	2006 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.3	2004 - 2005 Strategic Incentive Plan Excess Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.4	2006 Retention Based Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.5	2006 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION (Registrant)

Date: May 4, 2006	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.