Form 10-Q
period 2006-06-30
BRUNSWICK CORP
filed 2006-08-02
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006
or
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

Yes [   ] No [X]

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 28, 2006, was 92,728,141.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Income
for the three months and six months ended June 30
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net sales	$1,543.1	$1,531.6	$2,956.4	$2,874.1
Cost of sales	1,188.3	1,145.0	2,288.2	2,166.3
Selling, general and administrative expense	182.6	187.9	367.3	380.4
Research and development expense	34.0	30.5	64.5	60.4
Operating earnings	138.2	168.2	236.4	267.0
Equity earnings	6.6	5.6	11.8	10.6
Investment sale gain	-	-	-	38.7
Other income (expense), net	(2.5)	0.1	(2.7)	(0.8)
Earnings before interest and income taxes	142.3	173.9	245.5	315.5
Interest expense	(14.2)	(13.1)	(27.8)	(26.1)
Interest income	2.4	3.5	5.4	6.2
Earnings before income taxes	130.5	164.3	223.1	295.6
Income tax provision	36.0	53.3	54.5	90.6
Net earnings from continuing operations	94.5	111.0	168.6	205.0

Net earnings (loss) from discontinued operations, net of tax	(11.3)	3.1	(18.0)	3.7

Net earnings	$83.2	$114.1	$150.6	$208.7

Earnings per common share:
Basic
Earnings from continuing operations	$1.00	$1.13	$1.77	$2.09
Earnings (loss) from discontinued operations	(0.12)	0.03	(0.19)	0.04

Net earnings	$0.88	$1.16	$1.58	$2.13

Diluted
Earnings from continuing operations	$0.99	$1.12	$1.76	$2.07
Earnings (loss) from discontinued operations	(0.12)	0.03	(0.19)	0.04

Net earnings	$0.87	$1.15	$1.57	$2.11

Weighted average shares used for computation of:
Basic earnings per share	94.7	98.0	95.2	97.8
Diluted earnings per share	95.5	99.2	96.1	99.1

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets
as of June 30, 2006, December 31, 2005, and June 30, 2005
(in millions)

	June 30,	December 31,	June 30,
	2006	2005	2005
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which
approximates market	$310.6	$487.7	$508.6
Accounts and notes receivable, less
allowances of $24.4, $22.1 and $27.3	542.5	471.6	481.2
Inventories
Finished goods	393.4	384.3	397.3
Work-in-process	338.6	298.5	305.9
Raw materials	141.9	134.1	140.5
Net inventories	873.9	816.9	843.7
Deferred income taxes	266.4	274.8	298.3
Prepaid expenses and other	64.4	70.3	54.5
Current assets held for sale	113.5	113.7	80.6
Current assets	2,171.3	2,235.0	2,266.9

Property
Land	84.6	76.7	70.4
Buildings and improvements	606.5	603.2	562.6
Equipment	1,172.7	1,111.2	1,071.5
Total land, buildings and improvements and equipment	1,863.8	1,791.1	1,704.5
Accumulated depreciation	(1,022.2)	(987.6)	(957.1)
Net land, buildings and improvements and equipment	841.6	803.5	747.4
Unamortized product tooling costs	147.4	149.8	131.9
Net property	989.0	953.3	879.3

Other assets
Goodwill	648.2	617.3	597.1
Other intangibles	347.1	331.9	334.4
Investments	149.9	141.4	132.1
Other long-term assets	235.6	249.6	237.3
Long-term assets held for sale	92.3	93.0	89.7
Other assets	1,473.1	1,433.2	1,390.6

Total assets	$4,633.4	$4,621.5	$4,536.8

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets
as of June 30, 2006, December 31, 2005, and June 30, 2005
(in millions, except share data)

	June 30,	December 31,	June 30,
	2006	2005	2005
	(unaudited)		(unaudited)
Liabilities and shareholders' equity
Current liabilities
Short-term debt, including
current maturities of long-term debt	$1.0	$1.1	$3.1
Accounts payable	406.5	431.7	408.9
Accrued expenses	786.7	803.8	791.8
Current liabilities held for sale	64.9	68.6	45.5
Current liabilities	1,259.1	1,305.2	1,249.3

Long-term liabilities
Debt	722.6	723.7	729.4
Deferred income taxes	142.0	147.5	154.5
Postretirement and postemployment benefits	208.2	215.6	236.2
Other	251.2	245.0	251.6
Long-term liabilities held for sale	6.8	5.7	5.0
Long-term liabilities	1,330.8	1,337.5	1,376.7

Shareholders' equity
Common stock; authorized: 200,000,000 shares,
$0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	369.7	368.3	365.7
Retained earnings	1,892.4	1,741.8	1,622.4
Treasury stock, at cost:
9,341,000; 6,881,000 and 5,359,000 shares	(240.5)	(136.0)	(68.6)
Unearned compensation and other	-	(6.1)	(6.4)
Accumulated other comprehensive loss, net of tax	(55.0)	(66.1)	(79.2)
Shareholders' equity	2,043.5	1,978.8	1,910.8

Total liabilities and shareholders' equity	$4,633.4	$4,621.5	$4,536.8

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
for the six months ended June 30
(in millions)
(unaudited)

	2006	2005
Cash flows from operating activities
Net earnings	$168.6	$205.0
Depreciation and amortization	81.7	75.9
Changes in noncash current assets and current liabilities	(150.9)	(153.4)
Income taxes	32.4	10.5
Other, net	(5.4)	(31.5)
Net cash provided by operating activities of continuing operations	126.4	106.5
Net cash (used for) provided by operating activities of discontinued operations	(32.7)	4.9
Net cash provided by operating activities	93.7	111.4

Cash flows from investing activities
Capital expenditures	(97.3)	(79.9)
Acquisitions of businesses, net of cash acquired	(74.0)	(86.8)
Investments	2.7	(4.7)
Proceeds from investment sale	-	57.9
Proceeds from the sale of property, plant and equipment	5.4	11.8
Net cash used for investing activities of continuing operations	(163.2)	(101.7)
Net cash used for investing activities of discontinued operations	(3.5)	(9.5)
Net cash used for investing activities	(166.7)	(111.2)

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other short-term debt	0.4	1.1
Payments of long-term debt including current maturities	(0.6)	(1.9)
Stock repurchases	(117.3)	-
Stock options exercised	13.4	9.4
Net cash (used for) provided by financing activities of continuing operations	(104.1)	8.6
Net cash provided by financing activities of discontinued operations	-	-
Net cash (used for) provided by financing activities	(104.1)	8.6

Net increase (decrease) in cash and cash equivalents	(177.1)	8.8
Cash and cash equivalents at January 1	487.7	499.8

Cash and cash equivalents at June 30	$310.6	$508.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 - Significant Accounting Policies

Interim Financial Statements. The unaudited interim consolidated financial statements of Brunswick Corporation (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and disclosures normally included in financial statements and notes prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Certain previously reported amounts have been reclassified to conform to the current-period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K (the 2005 Form 10-K), except as noted in Note 2 - Discontinued Operations. These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2006, December 31, 2005, and June 30, 2005, the results of operations for the three months and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005. Due to the seasonality of the Company’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). For ease of reference, all period end dates have been presented as though the period ended on the last day of the calendar month. The first two quarters of fiscal year 2006 ended on April 1, 2006, and July 1, 2006, and the first two quarters of fiscal year 2005 ended on April 2, 2005, and July 2, 2005.

New Accounting Standards. In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and 140,” (SFAS 155). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required recognition as a separate derivative instrument. SFAS 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of SFAS 155 will have a material impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

Note 2 - Discontinued Operations

On April 27, 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which consists of the Company’s marine electronics, land-based navigation systems and fleet tracking businesses.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

The Company is actively marketing BNT and conducting other activities required to complete the sale within the next year. Accordingly, the Company has reported these BNT businesses as discontinued operations in accordance with the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” related to the classification of assets to be disposed of by sale. These criteria include reclassifying the operations of BNT for all periods presented. The Company currently anticipates the proceeds from the sale of BNT will exceed its net book value, which totaled approximately $134 million as of June 30, 2006.

The following table discloses the results of operations of the BNT businesses reported as discontinued operations for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(In millions)
Net sales	$69.9	$69.4	$117.4	$129.8
Pre-tax earnings (loss)	$(23.5)	$3.4	$(34.5)	$3.8

The following table reflects the financial position of the BNT businesses reported as discontinued operations:

	June 30,	December 31,
	2006	2005
(In millions)
Accounts receivable	$44.5	$50.8
Inventory	67.6	57.7
Other current assets	1.4	5.2
Total current assets	113.5	113.7

Goodwill and intangible assets	73.8	74.0
Investments	-	2.2
Property, plant and equipment	18.5	16.8

Total assets	205.8	206.7

Accounts payable	35.3	40.5
Accrued expenses	29.6	28.1
Total current liabilities	64.9	68.6

Long-term liabilities	6.8	5.7

Total liabilities	71.7	74.3

Net assets	$134.1	$132.4

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 3 - Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Consolidated Statements of Income.

The Company previously accounted for its share-based compensation using the intrinsic value method as defined in APB 25. Prior to January 1, 2006, other than for nonvested stock, no share-based employee compensation cost was reflected in net earnings. SFAS 123R requires that the Company report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow in the Condensed Consolidated Statements of Cash Flows. Before January 1, 2006, APB 25 required that the Company report the entire tax benefit related to the exercise of stock options as an operating cash flow. Total stock option expense from continuing operations was $1.7 million for the quarter ended June 30, 2006, and $3.1 million for the six months ended June 30, 2006, and resulted in a deferred tax asset for the tax benefit to be realized in future periods.

The Company used the modified prospective transition method to adopt the provisions of SFAS 123R. Under this method, employee compensation cost recognized in the first six months of 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Therefore, prior period financial statements have not been restated. In accordance with SFAS 123R, the fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

As a result of adopting SFAS 123R on January 1, 2006, the Company's net earnings from continuing operations for the three months and six months ended June 30, 2006, were $1.0 million and $1.9 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings from continuing operations per share for the three months ended June 30, 2006, were both $0.01 per share lower than if the Company had not adopted SFAS 123R. For the six months ended June 30, 2006, basic and diluted earnings per share were both $0.02 lower than if the Company had not adopted SFAS 123R.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table illustrates the effect on net earnings and earnings per share for the three months and six months ended June 30, 2005, if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards for periods before the Company adopted SFAS 123R:

	Three Months Ended June 30	Six Months Ended June 30
	2005	2005
(In millions, except per share data)
Net earnings from continuing operations, as reported	$111.0	$205.0
Add: Share-based employee compensation included in reported earnings, net of tax	1.1	2.1
Less: Total share-based employee compensation expense under fair value-based method for all awards, net of tax	2.1	7.3

Net earnings from continuing operations, pro forma	$110.0	$199.8

Basic earnings from continuing operations per common share:
As reported	$1.13	$2.09
Pro forma	$1.12	$2.04

Diluted earnings from continuing operations per common share:
As reported	$1.12	$2.07
Pro forma	$1.11	$2.02

Under the 2003 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights, nonvested stock and other types of awards to executives and other management employees. Issuances under the plans may be from either authorized, but unissued, shares or treasury shares. As of June 30, 2006, these plans allow for the issuance of a maximum of 4.1 million shares. Shares available for grant under these plans totaled 0.5 million as of June 30, 2006. Refer to Note 14 - Subsequent Events for further information related to the Company’s Stock Incentive Plan.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resources and Compensation Committee of the Board of Directors. Options vest over three or four years, or immediately in the event of a change in control, upon death or disability of the optionee, or for grants issued prior to 2006 if the optionee’s age and years of service equal 65 or more. Vesting of 2006 option grants will occur immediately in the event of a change in control, upon death or disability of the optionee, or upon termination of employment if the optionee has attained the age of 62 and his or her age and years of service equal 70 or more (or for grants prior to 2006, if the optionee’s age and years of service equal 65 or more, regardless of the optionee’s age). The option price per share cannot be less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of non-employee directors. Stock option activity for all plans for the six months ended June 30, 2006, was as follows:

	Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding on January 1	3,844	$29.91
Granted	899	$39.13
Exercised	(435)	$21.57		$7,508
Forfeited	(97)	$38.20

Outstanding on June 30	4,211	$32.55	6.7 years	$21,426

Exercisable on June 30	2,795	$28.81	5.6 years	$20,695

The following table summarizes information about stock options outstanding as of June 30, 2006:

Range of Exercise Price	Number Outstanding in thousands)	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price

$17.38 to $20.00	705	4.1 years	$19.63	698	$19.64
$20.01 to $30.00	1,200	5.3 years	$23.56	1,137	$23.57
$30.01 to $40.00	1,409	8.1 years	$38.12	417	$36.09
$40.01 to $49.27	897	8.6 years	$45.98	543	$45.99

The weighted average fair value of individual options granted during 2006 was $11.88. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions used for 2006 and 2005:

	2006	2005

Risk-free interest rate	4.4%	3.7%
Dividend yield	1.5%	1.4%
Volatility factor	31.2%	34.1%
Weighted average expected life	4.8 - 6.1 years	5.0 years

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Nonvested stock awards (nonvested stock shares were issued for grants prior to April 30, 2003, and subsequently nonvested stock units were issued) are issued to directors and key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Nonvested stock awards vest at the end of a three- to five-year period subject to continued employment, or immediately upon a change in control of the Company, or upon death or disability of the recipient. For grants issued before January 1, 2006, nonvested stock units are forfeited in the event employment terminates prior to vesting, except there is prorata vesting if age and years of service equals 65 or more upon termination of employment. Prorata vesting on grants issued in 2006 will occur if the recipient has attained the age of 62 and his or her age and years of service equals 70 or more upon termination of employment. Although participants’ nonvested stock award dividends are automatically reinvested, nonvested stock units are non-voting, and all awards have restrictions on the sale or transfer of such awards during the nonvested period. The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During the three months and six months ended June 30, 2006, $1.1 million and $1.8 million was charged to compensation expense under these plans, respectively.

The weighted average price per nonvested stock award at grant date was $39.15 for the nonvested stock awards granted in 2006. Nonvested stock award activity for all plans for the six months ended June 30, 2006, was as follows:

Nonvested Stock Outstanding
(In thousands)
Outstanding at January 1	519
Granted	314
Released	(211)
Forfeited	(42)

Outstanding at June 30	580

As of June 30, 2006, there was $14.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 4 - Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested common stock awards. Average basic shares decreased by 3.3 million shares and 2.6 million shares in the three- and six-month periods ended June 30, 2006, respectively, versus the same periods in 2005, primarily due to the share repurchase program (as discussed in Note 13 - Share Repurchase Program) and a lower average share price, partially offset by shares issued upon the exercise of employee stock options. The decrease in common stock equivalents for the three months and six months ended June 30, 2006, compared with the same periods in 2005, was primarily due to the reduction in outstanding dilutive options.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Basic and diluted earnings per share for the three months and six months ended June 30, 2006 and 2005, are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(In millions, except per share data)
Net earnings from continuing operations	$94.5	$111.0	$168.6	$205.0
Net earnings (loss) from discontinued operations, net of tax	(11.3)	3.1	(18.0)	3.7

Net earnings	$83.2	$114.1	$150.6	$208.7

Average outstanding shares - basic	94.7	98.0	95.2	97.8
Dilutive effect of common stock equivalents	0.8	1.2	0.9	1.3

Average outstanding shares - diluted	95.5	99.2	96.1	99.1

Basic earnings per share
Earnings from continuing operations	$1.00	$1.13	$1.77	$2.09
Earnings (loss) from discontinued operations	(0.12)	0.03	(0.19)	0.04

Net earnings	$0.88	$1.16	$1.58	$2.13

Diluted earnings per share
Earnings from continuing operations	$0.99	$1.12	$1.76	$2.07
Earnings (loss) from discontinued operations	(0.12)	0.03	(0.19)	0.04

Net earnings	$0.87	$1.15	$1.57	$2.11

As of June 30, 2006, there were 4.2 million options outstanding, of which 2.8 million are exercisable. There were 2.1 million and 0.7 million options outstanding as of June 30, 2006 and 2005, respectively, for which the exercise price of the options was greater than the average market price of the Company’s shares for the quarterly period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 5 - Commitments and Contingencies

Financial Commitments. The Company has entered into guarantees of indebtedness of third parties, which are primarily comprised of arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from the Company, and, in certain instances, has guaranteed secured term financing of its customers. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $127.7 million for continuing operations as of June 30, 2006. Any potential payments by the Company related to these customer financing arrangements would extend over several years in accordance with the Company’s agreements.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of payments the Company could be required to make under these arrangements totaled approximately $196.8 million for continuing operations as of June 30, 2006.

Based on historical experience and current facts and circumstances, and in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (FIN 45) the Company has recorded the fair market value of these guarantee and repurchase obligations as a liability on the consolidated balance sheets. Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $84.6 million for continuing operations as of June 30, 2006. This amount is primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, which totaled $18.9 million for continuing operations as of June 30, 2006, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

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

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities - other as of June 30:

2006
(In millions)
Balance at January 1	$155.3
Payments made	(54.2)
Provisions/additions for contracts issued/sold	57.8
Aggregate changes for preexisting warranties	(0.6)

Balance at June 30	$158.3

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $23.2 million as of June 30, 2006.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

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

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in and related to this case, in which the Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement were covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 were calculated and agreed to with the IRS at the examination level. The statute of limitations related to these taxable years expired on March 9, 2006. The Company reversed approximately $18.2 million of tax reserves in the first half of 2006, $12.4 million in the first quarter and $5.8 million in the second quarter, primarily related to the reassessment of underlying exposures and tax contingencies for temporary items related to these years. During the second quarter of 2006, the Company received a refund of $12.9 million from the IRS related to the final settlement for these tax years. The final interest amount is not expected to be finalized until late 2006 or early 2007. Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax impact of the IRS' audit adjustments.

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

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 6 - Segment Data

The Company is a manufacturer and marketer of leading consumer brands. The Company operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards. The Company’s management evaluates individual segment performance based on operating earnings. Marine eliminations are eliminations for sales transactions consummated at arm’s length between the Marine Engine and Boat segments. During the second quarter of 2006, the Company began reporting the majority of its BNT businesses as discontinued operations. These businesses were previously reported in the Marine Engine segment. Previously reported segment information has been restated for all periods presented to reflect the change in the Company’s reported segments. See Note 2 - Discontinued Operations for further detail. Additionally, the BNT businesses that are being retained are now reported as part of the Boat, Marine Engine and Fitness segments, consistent with the manner in which the Company’s management now views these businesses.

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the three months ended June 30:

	Net Sales		Operating Earnings
	2006	2005	2006	2005
(In millions)
Boat	$769.7	$745.5	$53.1	$74.9
Marine Engine	668.5	683.5	94.7	103.5
Marine eliminations	(134.9)	(132.3)	-	-
Total Marine	1,303.3	1,296.7	147.8	178.4

Fitness	129.7	120.4	7.4	5.1
Bowling & Billiards	110.1	114.9	0.6	5.2
Eliminations	-	(0.4)	-	-
Corporate/Other	-	-	(17.6)	(20.5)

Total	$1,543.1	$1,531.6	$138.2	$168.2

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the six months ended June 30:

	Net Sales		Operating Earnings
	2006	2005	2006	2005
(In millions)
Boat	$1,520.7	$1,426.2	$101.5	$124.0
Marine Engine	1,223.5	1,225.8	139.6	155.5
Marine eliminations	(276.2)	(250.9)	-	-
Total Marine	2,468.0	2,401.1	241.1	279.5

Fitness	263.7	247.9	16.3	11.5
Bowling & Billiards	224.8	226.4	13.4	16.3
Eliminations	(0.1)	(1.3)	-	-
Corporate/Other	-	-	(34.4)	(40.3)

Total	$2,956.4	$2,874.1	$236.4	$267.0

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 7 - Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”

In the first six months of 2006, consideration paid for acquisitions, net of cash acquired, was as follows:

(in millions)
Date	Description	Net Cash Consideration (A)

2/16/06	Cabo Yachts, Inc.	$60.6
3/24/06	Marine Innovations Warranty Corporation	2.3
4/26/06	Diversified Marine Products, L.P.	11.1

		$74.0

(A) Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

The Company acquired certain assets of Cabo Yachts, Inc. (Cabo) for $60.6 million. Cabo manufactures offshore sportfishing boats ranging from 31 to 52 feet. The purchase of Cabo complements the Company’s previous acquisitions of Hatteras Yachts, Inc. and Albemarle Boats, Inc. (Albemarle), discussed below, and allows the Company to offer a full range of sportfishing convertibles from 24 to 90 feet. The post-acquisition results of Cabo are included in the Boat segment.

The Company made an additional payment of $2.3 million for the April 1, 2004 acquisition of Marine Innovations Warranty Corporation (Marine Innovations). This payment was required under the purchase agreement as Marine Innovations fulfilled earnings targets. The post-acquisition results of Marine Innovations are included in the Boat segment.

On April 26, 2006, the Company acquired the outstanding stock of Diversified Marine Products, L.P. (Diversified) for $11.1 million. Diversified is a leading wholesale distributor of marine parts and accessories headquartered in Los Angeles, California. The acquisition of Diversified complements the Company’s previous acquisitions of Benrock, Inc. (Benrock), Land ‘N’ Sea Corporation and Kellogg Marine, Inc. and allows the Company to provide same- and next-day delivery of marine parts and accessories nationwide by expanding the Company’s parts and accessories business to the West Coast of the United States. The post-acquisition results of Diversified are included in the Boat Segment.

These acquisitions were not material to the Company’s net sales, results of operations or total assets in the quarterly and year-to-date periods ended June 30, 2006. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

In the first six months of 2005, consideration paid for acquisitions, net of cash acquired, was as follows:

(in millions)
Date	Description	Net Cash Consideration (A)	Other Consideration	Total Consideration

2/7/05	Benrock, Inc.	$4.2	$-	$4.2
2/28/05	Albemarle Boats, Inc.	9.2	-	9.2
4/21/05	Sea Pro, Sea Boss and Palmetto boats	1.0	-	1.0
5/27/05	Triton Boat Company	61.8	4.4	66.2
6/20/05	Supra-Industria Textil, Lda. (51 percent)	8.3	-	8.3
6/27/05	Marine Innovations Warranty Corporation	2.3	-	2.3

		$86.8	$4.4	$91.2

(A) Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

The Company acquired the receivables, inventory, property and equipment of Benrock for $4.2 million. Benrock is a distributor of marine parts and expands the Company’s geographic coverage of its parts and accessories businesses distribution network. The post-acquisition results of Benrock are included in the Boat segment.

The Company acquired the outstanding stock of Albemarle for $9.2 million. Albemarle produces offshore sportfishing boats ranging in length from 24 to 41 feet. The acquisition of Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats. The post-acquisition results of Albemarle are included in the Boat segment.

The Company made a final payment of $1.0 million for the December 31, 2004, acquisition of Sea Pro, Sea Boss and Palmetto boats. This payment was based on finalization of purchase accounting adjustments.

The Company acquired the outstanding stock of Triton Boat Company (Triton), a manufacturer of fiberglass bass and saltwater boats, and aluminum fishing boats ranging in length from 12 to 35 feet. The Company funded this acquisition through cash consideration of $61.8 million and the assumption of $4.4 million of debt. The acquisition of Triton adds bass boats to the Company’s product lineup, as well as a broader range of saltwater and aluminum fishing boats. The post-acquisition results of Triton are included in the Boat segment.

The Company exercised its contractual right to acquire its joint venture partner’s 51.0 percent interest in Supra-Industria Textil, Lda. (Valiant), a Portuguese manufacturer of the Valiant brand of rigid inflatable boats, for $8.3 million. The Company is now the sole owner of Valiant. The post-acquisition results of Valiant are included in the Marine Engine segment.

The Company made an additional payment of $2.3 million for the April 1, 2004 acquisition of Marine Innovations. This payment was required under the purchase agreement as Marine Innovations fulfilled earnings targets.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

These acquisitions were not material to the Company’s net sales, results of operations or total assets in the quarterly and year-to-date periods ended June 30, 2005. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions.

Refer to Note 5 to the consolidated financial statements in the 2005 Form 10-K for further detail relating to the Company’s acquisitions.

Note 8 - Investments

The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. See Note 10 - Financial Services for more details on the Company’s Brunswick Acceptance Company (BAC), LLC joint venture. Refer to Note 6 to the consolidated financial statements in the 2005 Form 10-K for further detail relating to the Company’s investments.

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

Note 9 - Comprehensive Income

The Company reports changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive income (loss) includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized gains and losses on derivatives and investments, all net of tax. Components of other comprehensive income for the three-month and six-month periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(In millions)
Net earnings	$83.2	$114.1	$150.6	$208.7
Other comprehensive income:
Foreign currency cumulative translation adjustment	7.9	(9.8)	7.9	(14.0)
Net change in unrealized gains (losses) on investments	(0.4)	0.1	1.2	(22.8)
Net change in accumulated unrealized derivative gains (losses)	1.8	5.3	2.0	11.9
Total other comprehensive income (loss)	9.3	(4.4)	11.1	(24.9)

Comprehensive income	$92.5	$109.7	$161.7	$183.8

The net change in unrealized gains (losses) on investments in the six months ended June 30, 2005, was primarily due to the sale of the Company’s investment in MarineMax, Inc. Refer to Note 8 - Investments for details on the sale. There was no impact due to the minimum pension liability adjustment in either period as it is adjusted annually in the fourth quarter.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 10 - Financial Services

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

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC as of June 30, 2006, was $51.6 million compared to $52.2 million as of December 31, 2005. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $3.4 million and $7.4 million for the quarter and six-month period ended June 30, 2006, respectively. These amounts compare to $2.7 million and $5.2 million in the corresponding periods of 2005. These amounts exclude the discount expense on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

The Company’s sales of receivables to BAC for the quarterly and six-month periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(In millions)
Receivables sold	$273.3	$286.8	$473.0	$489.0
Discounts	2.4	2.1	4.2	3.7

Cash received	$270.9	$284.7	$468.8	$485.3

Discounts were recorded as an expense in Other expense, net in the Consolidated Statements of Income. The outstanding balance of receivables sold to BAC was $127.0 million as of June 30, 2006, compared with $96.5 million as of December 31, 2005. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.0 million and $0.9 million in the first six months of 2006 and 2005, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of June 30, 2006, and December 31, 2005, the Company had a retained interest in certain receivables totaling $59.3 million and $44.5 million, respectively, of accounts receivable sold to BAC as a result of recourse provisions on these receivables. The Company’s maximum exposure related to these recourse obligations in the event of default as of June 30, 2006, and December 31, 2005, was $39.7 million and $28.5 million, respectively. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s retained interest was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These contingent obligations were included in the amounts disclosed in Note 5 - Commitments and Contingencies.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 11 - Income Taxes

The Company’s effective tax rates from continuing operations for the three-month and six-month periods ended June 30, 2006, were 27.6 percent and 24.4 percent, respectively. The effective tax rates were lower than the statutory rate primarily due to the $18.2 million tax reserve reassessments of underlying exposures and tax contingencies as discussed in Note 5 - Commitments and Contingencies, of which $5.8 million was recognized in the second quarter, in addition to increased foreign earnings in tax jurisdictions with lower effective tax rates.

For the three-month and six-month periods ended June 30, 2005, the Company’s effective tax rates were 32.4 percent and 30.6 percent, respectively. The six month effective tax rate was lower than the statutory rate primarily due to the utilization of previously unrecognized capital loss carryforwards incurred in connection with the gain on the sale of the MarineMax stock, as discussed in Note 8 - Investments, in addition to increased foreign earnings in tax jurisdictions with lower effective tax rates.

Note 12 - Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. See Note 13 to the consolidated financial statements in the 2005 Form 10-K for details on these plans.

Pension and other postretirement benefit costs included the following components for the three months ended June 30:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
(In millions)
Service cost	$4.7	$4.7	$0.7	$0.6
Interest cost	14.7	14.6	1.5	1.5
Expected return on plan assets	(19.5)	(18.1)	-	-
Amortization of prior service costs	1.7	1.8	(0.5)	(0.5)
Amortization of net actuarial loss	2.6	3.3	0.3	0.2
Curtailment loss	-	0.8	-	-

Net pension and other benefit costs	$4.2	$7.1	$2.0	$1.8

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Pension and other postretirement benefit costs included the following components for the six months ended June 30:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
(In millions)
Service cost	$9.3	$9.4	$1.4	$1.3
Interest cost	29.4	29.2	3.0	2.9
Expected return on plan assets	(39.2)	(36.3)	-	-
Amortization of prior service costs	3.4	3.7	(1.0)	(1.0)
Amortization of net actuarial loss	5.2	6.6	0.6	0.4
Curtailment loss	-	0.8	-	-

Net pension and other benefit costs	$8.1	$13.4	$4.0	$3.6

Employer Contributions. As of June 30, 2006, the Company has contributed $16.2 million year-to-date, which included $1.2 million to fund benefit payments in its nonqualified plan. The Company’s plans for additional contributions are subject to equity market returns and discount rate movements, among other items.

Note 13 - Share Repurchase Program

In the second quarter of 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of June 30, 2006, the Company’s remaining share repurchase authorization for the program was $444.5 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. During the three-month and six-month periods ended June 30, 2006, the Company repurchased approximately 1.5 million and 3.1 million shares under this program for $55.5 million and $117.3 million, respectively. There were no share repurchases in the first half of 2005. As of June 30, 2006, the Company has repurchased approximately 5.1 million shares since the program’s inception.

Note 14 - Subsequent Events

Debt Offering. On July 24, 2006, the Company completed the offering of a $250 million aggregate principal amount of Floating Rate Notes due in 2009 under the Company’s universal shelf registration. The proceeds from this offering are to be used to repay the Company’s outstanding $250 million principal amount of 6.75% Notes due December 2006. Interest on the notes will be paid quarterly commencing on October 24, 2006, and will accrue at the rate of three-month LIBOR plus 65 basis points, set at the beginning of each quarterly period. For the initial interest period, the interest rate for these notes was set at 6.16 percent. After this issuance of debt, the Company has $200 million available under its universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

Additional Share Registration. On July 27, 2006, the Company registered an additional 4.0 million shares that may be issued under the Company’s 2003 Stock Incentive Plan. Refer to Note 3 - Share-Based Compensation for further detail regarding the Company’s 2003 Stock Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview and Outlook

Sales increased 0.8 percent and 2.9 percent in the three-month and six-month periods ended June 30, 2006, to $1.5 billion and $3.0 billion, respectively, with gains reported by the Boat and Fitness segments. The increase in sales was primarily due to acquisitions and higher sales prices, partially offset by lower sales volumes resulting from lower demand levels across the marine industry. Excluding acquisitions, the Company’s sales in the quarter and year-to-date periods declined 4.5 percent and 2.7 percent, respectively, from the same periods in the prior year. Quarterly and year-to-date operating earnings from continuing operations of $138.2 million and $236.4 million, and operating margins of 9.0 percent and 8.0 percent, respectively, decreased from the same periods in the prior year, primarily as a result of higher raw material and production costs, unfavorable mix factors, including the transition to low-emission outboard engines, which carry lower margins than the carbureted two-stroke outboards they are replacing, and lower fixed-cost absorption due to lower production rates in the Company’s marine businesses, partially offset by the increase in sales. In the three-month and six-month periods ended June 30, 2005, the Company reported operating earnings from continuing operations of $168.2 million and $267.0 million with operating margins of 11.0 percent and 9.3 percent, respectively.

As discussed in Note 2 - Discontinued Operations in the Notes to Consolidated Financial Statements, on April 27, 2006, the Company announced its intention to sell the majority of the Brunswick New Technologies (BNT) business unit, which consists of the Company’s marine electronics, land-based navigation systems and fleet tracking businesses. These BNT businesses have become increasingly concentrated in markets outside of the Company’s core business segments - marine, fitness, bowling and billiards - and continued growth requires significant investment to ensure successful new product introductions. The Company believes the future prospects for BNT could best be achieved under different ownership. During the second quarter of 2006, the Company began reporting the results of these BNT businesses, which were previously reported in the Marine Engine segment, as discontinued operations for all periods presented. The Company’s results as discussed in Management’s Discussion and Analysis reflect continuing operations only, unless otherwise noted.

Looking ahead to the rest of 2006, excluding the results of BNT, the Company expects domestic retail demand for marine products to continue to be lower than originally anticipated based on recent market trends. As a result of this reduction in retail demand, the Company is taking steps to ensure that dealer inventories are brought back to appropriate levels and is therefore reducing production of boats and marine engines during the second half of the year. The Company anticipates that sales will benefit from the introduction of new products and the full-year benefit of businesses acquired in 2005 and 2006, along with improved pricing. Considering all of these factors, 2006 marine sales are expected to be up slightly, but, excluding acquisitions, to decrease in the low-single digits as compared with 2005. Fitness segment sales for 2006 are expected to increase in the mid-single digits.  Bowling & Billiards segment sales for 2006 are expected to increase in the low-single digits.  Overall, reported consolidated sales for 2006 are expected to increase in the low-single digits from 2005.

Operating earnings for the remainder of 2006 will be adversely affected by the production declines anticipated in the second half of the year as discussed above. These actions will have an unfavorable effect on margins due to fixed-cost absorption and an unfavorable product mix, as production cutbacks will be more pronounced in certain higher-margin fiberglass boat categories and sterndrive engines. These factors, along with continued increases in raw materials, energy, and freight and distribution costs, are not expected to be offset by improvements in pricing and cost containment efforts during the second half of 2006. As a result, operating earnings for 2006 are expected to be at a level below that in 2005.

Matters Affecting Comparability

Acquisitions. The Company’s operating results for 2006 include the operating results for acquisitions completed in 2006 and 2005. Approximately 5 percent of the sales increases in both the three-month and six-month periods ended June 30, 2006 can be attributed to sales from the following acquisitions:

Date	Description	Segment

2/28/05	Albemarle Boats, Inc. (Albemarle)	Boat
5/27/05	Triton Boat Company, L.P. (Triton)	Boat
6/20/05	Supra-Industria Textil, Lda. (Valiant) - 51 percent	Marine Engine
7/07/05	Kellogg Marine, Inc. (Kellogg)	Boat
9/16/05	Harris Kayot Marine, LLC (Harris Kayot)	Boat
2/16/06	Cabo Yachts, Inc. (Cabo)	Boat
4/26/06	Diversified Marine Products, L.P. (Diversified)	Boat

Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats. Triton adds bass boats to the Company’s product lineup, as well as a broader range of saltwater and aluminum fishing boats. The Valiant brand of rigid inflatable boats enhances the Company’s offerings in Europe. Kellogg complements the Company’s previous acquisitions of Benrock, Inc. and Land ‘N’ Sea Corporation and provides an essential distribution hub in the northeastern United States. Harris Kayot advances the Company’s position in the pontoon market and complements the Company’s existing boat portfolio with premium runabout and deckboat product lines. Cabo complements the Company’s previous acquisitions of Hatteras Yachts, Inc. and Albemarle and allows the Company to offer a full range of sportfishing convertibles from 24 to 90 feet. Diversified complements the Company’s previous acquisitions of Benrock, Land ‘N’ Sea Corporation and Kellogg, allowing the Company to provide same- and next-day delivery of marine parts and accessories nationwide by expanding the Company’s parts and accessories business to the West Coast of the United States.

Refer to Note 7 - Acquisitions in the Notes to Consolidated Financial Statements for a more detailed description of these acquisitions.

Investment Sale Gain and Tax Items. The comparison of net earnings per diluted share between 2006 and 2005 is affected by the gain on the sale of an investment and tax items, which are described below. The effect of these items on diluted earnings per share is as follows for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
(In millions)
Net earnings from continuing operations per diluted share - as reported	$0.99	$1.12	$1.76	$2.07
Investment sale gain	-	-	-	(0.32)
Tax items	(0.06)	-	(0.19)	-

Net earnings from continuing operations per diluted share - as adjusted	$0.93	$1.12	$1.57	$1.75

Management believes that presentation of earnings per diluted share excluding these items provides a more meaningful comparison to current-period and prior-period results because these items are unique to their respective periods:

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

•
Tax Items: During 2006, the Company reduced its tax provision due primarily to tax benefits from an $18.2 million tax reserve reassessment of underlying exposures. Refer to Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for further detail.

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended June 30:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$1,543.1	$1,531.6	$11.5	0.8%
Gross margin (A)	$354.8	$386.6	$(31.8)	(8.2)%
Operating earnings	$138.2	$168.2	$(30.0)	(17.8)%
Net earnings	$94.5	$111.0	$(16.5)	(14.9)%

Diluted earnings per share	$0.99	$1.12	$(0.13)	(11.6)%

Expressed as a percentage of net sales (B):
Gross margin	23.0%	25.2%		(220) bpts
Selling, general and administrative expense	11.8%	12.3%		(50) bpts
Operating margin	9.0%	11.0%		(200) bpts
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

The increase in sales was primarily due to acquisitions completed in 2006 and 2005 in the Boat and Marine Engine segments, which accounted for approximately $81 million of the increase in second quarter sales, and higher Fitness segment sales. Organic sales, defined as sales from the Company’s businesses that have operating results in comparable periods presented, decreased 4.5 percent due to lower demand across the marine industry, compared with very robust retail demand in the second quarter of 2005. The decrease in organic sales was also attributable to reduced Marine Engine segment sales of domestic outboard engines, as well as decreased sales in the Bowling & Billiards segment.

The decrease in gross margin percentage in the second quarter of 2006 compared with the same period last year was primarily due to the transition to low-emission outboard engines, which carry lower margins than the carbureted two-stroke outboards they are replacing; higher raw material and component costs; lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to reduce marine customer inventory levels in light of lower retail demand; a shift in product mix as sales volumes decreased in some of the higher-margin fiberglass boat lines; higher sales from acquired businesses, which have lower margins than the Company’s core brands; and increased promotional incentives. These decreases were partially offset by favorable pricing, the positive impact of currency translation and lower variable compensation expense.

Despite the increase in overall sales, operating expenses decreased by $1.8 million in the second quarter of 2006 compared with the same period in 2005.  The decrease was primarily due to reduced variable compensation expense; effective cost management; a favorable settlement with an insurance carrier on environmental coverage; the absence of legal expenses incurred in 2005 related to a dispute with a supplier in China as discussed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements; the absence of the 2005 gain on the sale of a bowling center; lower costs incurred in 2006 compared with 2005 for the transition of bowling ball production from Michigan to Reynosa, Mexico; and other cost-reduction initiatives, partially offset by increased research and development expenses, the unfavorable effect of inflation on wages and benefits and higher spending as a result of acquisitions. Excluding the effect of acquisitions, operating expenses decreased 4.8 percent.

The decrease in operating earnings was mainly due to the decrease in sales volumes and the unfavorable factors affecting gross margin discussed above. These decreases were partially offset by contributions from acquisitions, lower operating expenses as noted above and the favorable effect of foreign currency translation.

Interest expense increased $1.1 million in the second quarter of 2006 compared with the same period in 2005, primarily due to the unfavorable effects of increasing interest rates on fixed-to-floating interest rate swaps. See Note 10 to the consolidated financial statements in the 2005 Form 10-K for details related to financial instruments. Interest income decreased $1.1 million in the second quarter of 2006 compared with the same period in 2005 as a result of a lower average invested cash balance.

The Company’s effective tax rate in the second quarter of 2006 decreased to 27.6 percent from 32.4 percent in the same period last year. The lower effective tax rate was primarily due to a $5.8 million tax reserve reassessment of underlying exposures as discussed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements. Excluding the $5.8 million reassessment in tax reserves, the Company’s effective tax rate for the second quarter of 2006 was 32.0 percent. Management believes that presentation of the effective tax rate, excluding the tax reserve reassessment in the second quarter of 2006, provides a more meaningful comparison because these tax benefits are unique to their respective periods.

Net earnings and diluted earnings per share decreased primarily due to the same factors discussed above. Excluding the $5.8 million tax reserve reassessment in the second quarter of 2006, diluted earnings per share would have been $0.93 and $1.12 per diluted share for the second quarter of 2006 and 2005, respectively. Management believes that presentation of diluted earnings per share, excluding non-recurring tax benefits, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 95.5 million in the second quarter of 2006 from 99.2 million in the second quarter of 2005. The decrease in average shares outstanding was primarily due to the repurchase of approximately 5.1 million shares since the second half of 2005 as discussed in Note 13 - Share Repurchase Program in the Notes to Consolidated Financial Statements and the impact of a lower average share price.

Sales from discontinued operations increased to $69.9 million in the second quarter of 2006 from $69.4 million in the second quarter of 2005. Although sales volumes increased in the quarter over the same period in 2005, BNT took necessary discounting and promotional actions to meet competitive pricing pressures, especially in the European consumer navigation markets. Pre-tax losses from discontinued operations in the second quarter of 2006 were $23.5 million, compared with pre-tax earnings of $3.4 million in the second quarter of 2005. The reduction in pre-tax earnings from discontinued operations was also due to efforts to reduce inventory in anticipation of new product launches later in the year, resulting in $8.9 million of increased reserve requirements, as well as certain investment write-offs.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the six months ended June 30:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$2,956.4	$2,874.1	$82.3	2.9%
Gross margin (A)	$668.2	$707.8	$(39.6)	(5.6)%
Operating earnings	$236.4	$267.0	$(30.6)	(11.4)%
Net earnings	$168.6	$205.0	$(36.4)	(17.8)%

Diluted earnings per share	$1.76	$2.07	$(0.31)	(15.0)%

Expressed as a percentage of net sales (B):
Gross margin	22.6%	24.6%		(200) bpts
Selling, general and administrative expense	12.4%	13.2%		(80) bpts
Operating margin	8.0%	9.3%		(130) bpts
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

The increase in sales was primarily due to acquisitions completed in 2006 and 2005 in the Boat and Marine Engine segments, which accounted for approximately $160 million of sales during the first half of 2006, and higher Fitness segment sales resulting from increased sales volumes and improved product mix. Excluding the impact of acquisitions, sales decreased 2.7 percent due to lower demand across the marine industry, compared with very robust demand in the first six months of 2005.

The decrease in gross margin percentage in the first six months of 2006 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

The decrease in operating expenses in the first six months of 2006 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

The decrease in operating earnings was mainly due to the decrease in sales volumes and the unfavorable factors affecting gross margin discussed above. These decreases were partially offset by contributions from acquisitions, lower operating expenses as noted above, the favorable effect of foreign currency translation and lower variable compensation expense.

In the first quarter of 2005, the Company sold 1,861,200 shares of common stock of MarineMax, its largest boat dealer. Proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses. This sale generated a pre-tax gain of $38.7 million for the Company.

Interest expense increased $1.7 million in the first six months of 2006 compared with the same period in 2005, primarily due the unfavorable effects of increasing interest rates on fixed-to-floating interest rate swaps. See Note 10 to the consolidated financial statements in the 2005 Form 10-K for details related to financial instruments. Interest income decreased $0.8 million in the first half of 2006 compared with the same period in 2005 as a result of a lower average invested cash balance partially offset by increasing rates of return.

The Company’s effective tax rate in the first six months of 2006 decreased to 24.4 percent from 30.6 percent in the same period last year. The lower effective tax rate was primarily due to an $18.2 million tax reserve reassessment of underlying exposures and tax contingencies for temporary items as discussed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements. Excluding the $18.2 million reassessment in tax reserves, the Company’s effective tax rate for the six months of 2006 was 32.6 percent. In the first six months of 2005, the Company utilized previously unrecognized capital loss carryforwards on the gain on sale of the MarineMax stock as discussed above. Excluding the MarineMax transaction, the Company’s effective tax rate for the first six months of 2005 was 32.4 percent. Management believes that presentation of the effective tax rate, excluding the tax reserve reassessment in the first half of 2006 and the investment sale gain in the first half of 2005, provides a more meaningful comparison because these tax benefits are unique to their respective periods.

Net earnings and diluted earnings per share decreased primarily due to the same factors discussed above. Excluding the gain on sale of the Company’s investment in MarineMax reported in the first six months of 2005 and the $18.2 million tax reserve reassessment in the first six months of 2006, diluted earnings per share would have been $1.57 and $1.75 per diluted share for the first six months of 2006 and 2005, respectively. Management believes that presentation of diluted earnings per share, excluding non-recurring tax benefits and the investment sale gain, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 96.1 million in the first six months of 2006 from 99.1 million in the same period in 2005. The decrease in average shares outstanding was primarily due to the repurchase of approximately 5.1 million shares since the second half of 2005 as discussed in Note 13 - Share Repurchase Program in the Notes to Consolidated Financial Statements.

Sales from discontinued operations decreased to $117.4 million in the first six months of 2006 from $129.8 million in the same period in the prior year, as BNT took necessary discounting and promotional actions to meet competitive pricing pressures, especially in the European consumer navigation markets. Pre-tax losses from discontinued operations in the first half of 2006 were $34.5 million, compared with pre-tax earnings of $3.8 million in the same period in 2005. The reduction in pre-tax earnings from discontinued operations was also due to efforts to reduce inventory in anticipation of new product launches later in the year, resulting in $8.9 million of increased reserve requirements, as well as certain investment write-offs, recorded during the second quarter.

Boat Segment

The following table sets forth Boat segment results for the three months ended June 30:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$769.7	$745.5	$24.2	3.2%
Operating earnings	$53.1	$74.9	$(21.8)	(29.1)%
Operating margin	6.9%	10.0%		(310) bpts
Capital expenditures	$11.8	$14.3	$(2.5)	(17.5)%
__________

bpts = basis points

The increase in Boat segment sales was attributable to acquisitions completed in 2006 and 2005. Excluding incremental sales from acquired businesses, organic boat sales declined by approximately 7 percent primarily due to lower sales volumes resulting from reduced retail demand. The Company reduced shipments to its dealers across its fiberglass product lines and increased promotional incentives in an effort to maintain balanced dealer pipeline inventories.

Boat segment operating earnings decreased from 2005 primarily due to lower fixed-cost absorption as a result of reduced production levels across the Boat Group’s brands, a shift in product mix as sales volumes decreased in some of the higher-margin fiberglass boat lines, increased promotional incentives and higher raw material costs. These factors were partially offset by higher pricing and lower variable compensation expense, which contributed to the decrease in operating expenses, excluding the impact of acquisitions, compared to the prior year period.

The decrease in capital expenditures was primarily attributable to higher investments in manufacturing technology in 2005.

The following table sets forth Boat segment results for the six months ended June 30:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$1,520.7	$1,426.2	$94.5	6.6%
Operating earnings	$101.5	124.0	$(22.5)	(18.1)%
Operating margin	6.7%	8.7%		(200) bpts
Capital expenditures	$36.4	$26.7	$9.7	36.3%
__________

bpts = basis points

The factors affecting Boat segment sales and operating earnings for the year-to-date period were consistent with the factors impacting the second quarter sales and earnings noted above.

The increase in capital expenditures was attributable to the acquisition of a marina during the first quarter of 2006.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended June 30:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$668.5	$683.5	$(15.0)	(2.2)%
Operating earnings	$94.7	$103.5	$(8.8)	(8.5)%
Operating margin	14.2%	15.1%		(90) bpts
Capital expenditures	$17.8	$19.5	$(1.7)	(8.7)%
__________

bpts = basis points

Marine Engine segment sales, which comprises the Company’s Mercury Marine operations, decreased primarily due to a decline in domestic outboard engine sales volume compared to a strong marine environment in the second quarter of 2005, partially offset by higher engine pricing, the positive effect of foreign currency translation, higher sales of sterndrive engines, an acquisition completed in 2005 and a greater mix of low-emission outboard engines, which have higher prices.

The decrease in operating earnings for the Marine Engine segment was largely attributable to the lower sales volumes discussed above, as well as higher raw material costs, the continued transition to low-emission outboard engines, which carry lower margins than the carbureted two-stroke outboards they are replacing, and lower fixed-cost absorption due to lower production levels to maintain balanced dealer pipeline inventories. The positive effects of foreign currency translation, lower variable compensation expense and a favorable settlement with an insurance carrier on environmental coverage were partially offset by increased research and development expenses.

The decrease in capital expenditures was primarily due to investments in 2005 for the 135, 150 and 175 horsepower Verado engines.

The following table sets forth Marine Engine segment results for the six months ended June 30:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$1,223.5	$1,225.8	$(2.3)	(0.2)%
Operating earnings	$139.6	$155.5	$(15.9)	(10.2)%
Operating margin	11.4%	12.7%		(130) bpts
Capital expenditures	$38.0	$30.8	$7.2	23.4%
__________

bpts = basis points

Marine Engine segment sales and operating earnings decreased primarily due to the same factors as described above in the quarterly period. Additionally, the decrease in operating earnings was partially offset by a gain on the sale of property in the first quarter of 2006.

The increase in capital expenditures was primarily due to the completion of a second four-stroke outboard production line and plant expansions for die cast operations, as well as investments in information technology.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended June 30:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$129.7	$120.4	$9.3	7.7%
Operating earnings	$7.4	$5.1	$2.3	45.1%
Operating margin	5.7%	4.2%		150 bpts
Capital expenditures	$1.3	$2.2	$(0.9)	(40.9)%
__________

bpts = basis points

The increase in Fitness segment sales was largely attributable to higher sales volumes, as health clubs continued to expand both domestically and internationally. An improved product mix for domestic commercial fitness products also contributed to improved sales.

Operating earnings increased primarily due to the increased sales volumes as discussed above, as well as effective cost control during the quarter. These factors were partially offset by higher freight and distribution costs, as well as increased investments in research and development, for future new product introductions.

Capital expenditures in the second quarter of 2006 were primarily related to continued investments in a new design, engineering and test facility to drive future product improvements.

The following table sets forth Fitness segment results for the six months ended June 30:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$263.7	$247.9	$15.8	6.4%
Operating earnings	$16.3	$11.5	$4.8	41.7%
Operating margin	6.2%	4.6%		160 bpts
Capital expenditures	$5.0	$5.6	$(0.6)	(10.7)%
__________

bpts = basis points

The increase in Fitness segment sales was largely attributable to an improved product mix and increased sales volume of cardiovascular and strength equipment in all markets, partially offset by competitive pricing pressures in international markets.

The factors affecting Fitness segment operating earnings and capital expenditures for the year-to-date period were consistent with the factors affecting the second quarter.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended June 30:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$110.1	$114.9	$(4.8)	(4.2)%
Operating earnings	$0.6	$5.2	$(4.6)	(88.5)%
Operating margin	0.5%	4.5%		(400) bpts
Capital expenditures	$11.0	$12.3	$(1.3)	(10.6)%
__________

bpts = basis points

Bowling & Billiards segment sales decreased over the prior year levels as a result of lower sales volumes of bowling capital equipment and billiards tables, partially offset by increased bowling center revenue. Bowling equipment sales fluctuate during the year as they are tied to new center openings by independent proprietors. Weaker billiards sales reflected consumers’ postponement of discretionary purchases. Increased sales at bowling retail centers was primarily due to improved traffic at existing retail centers, as well as the addition of two new Brunswick Zone-XL centers, partially offset by operating five fewer bowling centers in 2006 versus 2005.

Factors causing the decrease in current year operating earnings were: the lower sales volumes noted above, costs required to renovate a bowling center as a result of the flooding in the Northeast, costs to close four leased centers in North America and the absense of the 2005 gain on the sale of a bowling center. These items were partially offset by the the absense of legal expenses incurred in 2005 related to a dispute with a supplier in China as discussed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements, as well as lower costs incurred in 2006 compared with 2005 for the transition of bowling ball production from Michigan to Reynosa, Mexico.

Bowling and Billiards incurred slightly lower capital expenditures in the second quarter of 2006 due to lower expenditures on new bowling centers relative to 2005.

The following table sets forth Bowling & Billiards segment results for the six months ended June 30:

			Increase/(Decrease)
			vs. 2005
	2006	2005	$	%
(In millions)
Net sales	$224.8	$226.4	$(1.6)	(0.7)%
Operating earnings	$13.4	$16.3	$(2.9)	(17.8)%
Operating margin	6.0%	7.2%		(120) bpts
Capital expenditures	$16.7	$13.9	$2.8	20.1%
__________

bpts = basis points

The factors affecting Bowling and Billiards segment sales and operating earnings for the year-to-date period were comparable to those factors impacting the second quarter sales noted above.

Increased capital expenditures in the first half of 2006 were driven by the investments in the new bowling ball manufacturing facility in Mexico, partially offset by lower capital spending for new bowling centers year-over-year.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended June 30:

(in millions)	2006	2005

Net cash provided by operating activities of continuing operations	$126.4	$106.5
Net cash provided by (used for):
Capital expenditures	(97.3)	(79.9)
Proceeds from investment sale	-	57.9
Proceeds from the sale of property, plant and equipment	5.4	11.8

Free cash flow from continuing operations *	$34.5	$96.3

*  The Company defines Free cash flow from continuing operations as cash flow from operating and investing activities of continuing operations (excluding cash used for acquisitions and investments), and excluding financing activities. Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community, and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

The Company’s major sources of funds for investments, acquisitions, share repurchases and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first six months of 2006, net cash provided by operating activities of continuing operations totaled $126.4 million compared with $106.5 million in the same period of 2005.

The increase in net cash provided by operating activities in the first six months of 2006 was primarily due to and tax refunds received from the IRS for overpayment of 2005 taxes and for final settlement of the audits for taxable years 1986 through 2001as well as lower taxes paid. Operating cash used for seasonal working capital growth was slightly lower in 2006 than in 2005. Reduced growth in inventories and a smaller decrease in accrued expenses, caused by lower incentive compensation accruals, were offset by higher accounts receivable and lower accounts payable.

Cash flows from investing activities included capital expenditures of $97.3 million and $79.9 million in the first six months of 2006 and 2005, respectively. Higher capital expenditures in the first six months of 2006 were attributable to the completion of a second four-stroke outboard production line in the Marine Engine segment; the acquisition of a marina; investments in the new bowling ball manufacturing facility in Reynosa, Mexico; completion of the Life Fitness design, engineering and test facility; and tooling expenditures for new models and product innovations in the Boat Group.

Cash paid for acquisitions, net of cash and debt acquired, totaled $74.0 million and $86.8 million in the first six months of 2006 and 2005, respectively. See Note 7 - Acquisitions in the Notes to Consolidated Financial Statements and Note 5 in the 2005 Form 10-K for further details on the Company’s acquisitions. The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC) decreased $4.2 million during the first six months of 2006, compared to an increase of $2.0 million in the first six months of 2005, to maintain the Company’s required 49% equity investment.

During the first quarter of 2005, the Company sold its investment in MarineMax (1,861,200 shares) for $56.8 million, net of $4.1 million of selling costs, which included $1.1 million of accrued expenses. See Note 6 to the consolidated financial statements in the 2005 Form 10-K for further details on this sale.

Cash used for financing activities was $104.1 million in the first six months of 2006, compared with cash provided of $8.6 million in the prior year period. This decrease was the result of the Company’s share repurchase plan, under which the Company repurchased approximately 3.1 million common shares for $117.3 million. There were no share repurchases in the first half of 2005. The Company received $13.4 million from stock options exercised in the first six months of 2006, compared with $9.4 million during the same period in 2005.

Cash and cash equivalents totaled $310.6 million at June 30, 2006, a decrease of $177.1 million from $487.7 million at December 31, 2005. Total debt at June 30, 2006 decreased $1.2 million to $723.6 million, versus $724.8 million at December 31, 2005, and debt-to-capitalization ratios were 26.2 percent and 26.8 percent, respectively.

The Company has a $650 million long-term revolving credit agreement with a group of banks, as described in Note 12 to the consolidated financial statements in the 2005 Form 10-K, that serves as support for commercial paper borrowings. In April 2006, the Company amended the agreement, resulting in improved pricing and a one-year extension. The agreement has a term of five years, through May 5, 2011, with provisions to extend the term for an additional one year on each anniversary of the agreement, with consent of the lenders. There were no borrowings under the revolving credit agreement during the first six months of 2006 or 2005. The Company has the ability to issue up to $150 million in letters of credit under the revolving credit facility. The Company had borrowing capacity of $583.7 million under the terms of the revolving credit agreement as of June 30, 2006.

In July 2006, Brunswick issued senior unsubordinated notes in the aggregate principal amount of $250 million, receiving net proceeds of $249 million, net of discount and before an estimated $0.3 million of expenses. The notes mature on July 24, 2009, and interest on the notes is required to be paid quarterly at an annual rate tied to three-month LIBOR, beginning October 24, 2006. After July 24, 2007, the Company has the option to redeem some or all of the notes at par, plus accrued interest, prior to maturity. The net proceeds of the notes are expected to be used to retire the Company’s $250 million principal amount of 6.75% notes due December 15, 2006. After this issuance, the Company has $200 million available under a universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

The Company has continued to proactively fund its defined benefit plans in advance of Employee Retirement Income Security Act (ERISA) requirements. The Company funded $15.0 million of discretionary contributions into its defined benefit plans during the second quarter of 2006. The Company will evaluate making additional contributions to its defined benefit plans in 2006 based on market conditions and Company discretion, among other items. The Company also contributed $1.2 million to fund benefit payments in its nonqualified plan in the first half of 2006 and 2005. The Company expects to contribute an additional $1.2 million to the nonqualified plan in the second half of 2006. In the first six months of 2005, the Company contributed $10.0 million into its defined benefit plan and $1.2 million to fund benefit payments in its nonqualified plan. See Note 12 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 13 to the consolidated financial statements in the 2005 Form 10-K for more details.

The Company’s financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

Financial Services

See Note 10 - Financial Services in the Notes to Consolidated Financial Statements for a discussion on the Company’s joint venture, BAC, with GE Commercial Finance.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and 140,” (SFAS 155). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required recognition as a separate derivative instrument. SFAS 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of SFAS 155 will have a material impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

Legal

Refer to Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements related to the Company’s legal and environmental proceedings.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2005 Form 10-K. There have been no material changes outside the ordinary course of business with the exception of the issuance of the $250.0 million of floating rate notes due in July 2009 as described in Note 14 - Subsequent Events.

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

Forward-Looking Statements

Certain statements in this Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of a weak economy and stock market on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; competitive pricing pressures; the success of new product introductions; the ability to maintain market share in high-margin products; competition from new technologies; competition in the consumer electronics markets; imports from Asia and increased competition from Asian competitors; the ability to obtain component parts from suppliers; the ability to maintain effective distribution; the financial strength of dealers, distributors and independent boat builders; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to maintain product quality and service standards expected by customers; the ability to successfully manage pipeline inventories; the success of global sourcing and supply chain initiatives; the ability to successfully integrate acquisitions; the ability to successfully complete announced divestitures; the success of marketing and cost management programs; the ability to develop product technologies that comply with regulatory requirements; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the impact of weather conditions on demand for marine products and retail bowling center revenues; shifts in currency exchange rates; adverse foreign economic conditions; and the impact of interest rates and fuel prices on demand for marine products. Additional factors are included in the 2005 Form 10-K.

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

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended June 30, 2006, except as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Company Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (A) (amounts in thousands)

4/1/06 - 4/30/06	-	$-	-	$500,000
5/1/06 - 5/31/06	1,150,000	$37.32	1,150,000	$457,081
6/1/06 - 6/30/06	350,000	$35.93	350,000	$444,505

Total Stock Repurchases	1,500,000	$37.00	1,500,000	$444,505

(A)
On May 4, 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company repurchased 1.5 million shares under this program during the second quarter of 2006 for $55.5 million. Refer to Note 13 - Share Repurchase Program in the Notes to Consolidated Financial Statements for further details. The Company also repurchased an additional 0.5 million shares for $16.3 million in July 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

At the May 3, 2006, Annual Meeting of Shareholders of the Company, Michael J. Callahan, Manuel A. Fernandez, Peter B. Hamilton and Roger W. Schipke were elected as directors of the Company for terms expiring at the 2009 Annual Meeting. The numbers of shares voted with respect to these directors were:

NOMINEE	FOR	WITHHELD
Michael J. Callahan	83,061,556	1,822,394
Manuel A. Fernandez	82,082,406	2,801,544
Peter B. Hamilton	83,112,266	1,771,684
Roger W. Schipke	83,074,657	1,809,293

At the Annual Meeting, certain amendments to the Company’s 2003 Stock Incentive Plan were approved pursuant to the following vote:

NUMBER OF SHARES
For	71,219,425
Against	5,561,679
Abstain	716,152

At the Annual Meeting, the Audit Committee’s selection of Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the year 2006 was ratified pursuant to the following vote:

NUMBER OF SHARES
For	84,025,190
Against	282,059
Abstain	576,700

Item 5. Other Information

On April 1, 2006, the Company’s Preferred Share Purchase Right Plan expired without being renewed. Refer to Note 16 to the consolidated financial statements of the 2005 Form 10-K for additional information.

Item 6.  Exhibits

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

BRUNSWICK CORPORATION
(Registrant)
Date: August 2, 2006	By:	/s/ ALAN.L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.