Form 10-Q
period 2006-09-30
BRUNSWICK CORP
filed 2006-10-30
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2006
or
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

Yes [   ] No [X]

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 26, 2006, was 91,807,802.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net sales	$1,337.8	$1,351.1	$4,294.2	$4,225.2
Cost of sales	1,048.9	1,045.6	3,337.1	3,211.9
Selling, general and administrative expense	182.5	173.3	549.8	553.7
Research and development expense	32.1	30.1	96.6	90.5
Operating earnings	74.3	102.1	310.7	369.1
Equity earnings	2.9	3.3	14.7	13.9
Investment sale gain	-	-	-	38.7
Other income (expense), net	0.5	(0.2)	(2.2)	(1.0)
Earnings before interest and income taxes	77.7	105.2	323.2	420.7
Interest expense	(15.7)	(13.5)	(43.5)	(39.6)
Interest income	5.0	3.9	10.4	10.1
Earnings before income taxes	67.0	95.6	290.1	391.2
Income tax provision	16.6	13.2	71.1	103.8
Net earnings from continuing operations	50.4	82.4	219.0	287.4

Net earnings (loss) from discontinued operations, net of tax	(13.9)	6.0	(31.9)	9.7

Net earnings	$36.5	$88.4	$187.1	$297.1

Earnings per common share:
Basic
Earnings from continuing operations	$0.54	$0.84	$2.32	$2.93
Earnings (loss) from discontinued operations	(0.15)	0.06	(0.34)	0.10

Net earnings	$0.39	$0.90	$1.98	$3.03

Diluted
Earnings from continuing operations	$0.54	$0.83	$2.30	$2.90
Earnings (loss) from discontinued operations	(0.15)	0.06	(0.34)	0.10

Net earnings	$0.39	$0.89	$1.96	$3.00

Weighted average shares used for computation of:
Basic earnings per share	93.2	98.1	94.5	97.9
Diluted earnings per share	93.7	99.3	95.3	99.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets
(in millions)

	September 30,	December 31,	October 1,
	2006	2005	2005
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$559.5	$487.7	$535.9
Accounts and notes receivable, less allowances of $26.0, $22.1 and $25.2	473.3	471.6	449.8
Inventories
Finished goods	398.5	384.3	406.0
Work-in-process	330.6	298.5	314.4
Raw materials	152.6	134.1	149.4
Net inventories	881.7	816.9	869.8
Deferred income taxes	282.8	274.8	293.7
Prepaid expenses and other	65.0	70.3	48.8
Current assets held for sale	111.3	113.7	100.5
Current assets	2,373.6	2,235.0	2,298.5

Property
Land	87.8	76.7	74.9
Buildings and improvements	618.9	603.2	581.8
Equipment	1,177.9	1,111.2	1,094.7
Total land, buildings and improvements and equipment	1,884.6	1,791.1	1,751.4
Accumulated depreciation	(1,045.4)	(987.6)	(973.6)
Net land, buildings and improvements and equipment	839.2	803.5	777.8
Unamortized product tooling costs	154.0	149.8	141.2
Net property	993.2	953.3	919.0

Other assets
Goodwill	659.4	617.3	604.8
Other intangibles	345.8	331.9	347.4
Investments	140.0	141.4	121.2
Other long-term assets	228.5	249.6	236.3
Long-term assets held for sale	94.2	93.0	91.3
Other assets	1,467.9	1,433.2	1,401.0

Total assets	$4,834.7	$4,621.5	$4,618.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,	October 1,
	2006	2005	2005
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$249.7	$1.1	$5.8
Accounts payable	403.3	431.7	406.8
Accrued expenses	742.5	803.8	778.3
Current liabilities held for sale	69.7	68.6	65.4
Current liabilities	1,465.2	1,305.2	1,256.3

Long-term liabilities
Debt	726.0	723.7	726.8
Deferred income taxes	138.4	147.5	153.0
Postretirement and postemployment benefits	212.4	215.6	233.8
Other	246.0	245.0	249.4
Long-term liabilities held for sale	8.1	5.7	5.4
Long-term liabilities	1,330.9	1,337.5	1,368.4

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	373.0	368.3	369.8
Retained earnings	1,928.9	1,741.8	1,710.8
Treasury stock, at cost:
10,746,000; 6,881,000 and 5,485,000 shares	(284.5)	(136.0)	(78.7)
Unearned compensation and other	-	(6.1)	(6.4)
Accumulated other comprehensive loss, net of tax	(55.7)	(66.1)	(78.6)
Shareholders’ equity	2,038.6	1,978.8	1,993.8

Total liabilities and shareholders’ equity	$4,834.7	$4,621.5	$4,618.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	For the Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities
Net earnings from continuing operations	$219.0	$287.4
Depreciation and amortization	123.1	114.3
Changes in noncash current assets and current liabilities	(143.7)	(132.4)
Income taxes	3.7	4.5
Other, net	13.9	(34.2)
Net cash provided by operating activities of continuing operations	216.0	239.6
Net cash (used for) provided by operating activities of discontinued operations	(38.2)	13.1
Net cash provided by operating activities	177.8	252.7

Cash flows from investing activities
Capital expenditures	(139.7)	(150.4)
Acquisitions of businesses, net of cash acquired	(82.7)	(127.5)
Investments	14.5	4.7
Proceeds from investment sale	-	57.9
Proceeds from the sale of property, plant and equipment	6.8	13.4
Other, net	(0.4)	(1.2)
Net cash used for investing activities of continuing operations	(201.5)	(203.1)
Net cash used for investing activities of discontinued operations	(4.8)	(12.8)
Net cash used for investing activities	(206.3)	(215.9)

Cash flows from financing activities
Net (repayments) issuances of commercial paper and other short-term debt	(0.2)	4.4
Net proceeds from issuance of long-term debt	250.0	-
Payments of long-term debt including current maturities	(0.8)	(3.8)
Stock repurchases	(163.1)	(15.7)
Stock options exercised	14.4	14.4
Net cash provided by (used for) financing activities of continuing operations	100.3	(0.7)
Net cash provided by (used for) financing activities of discontinued operations	-	-
Net cash provided by (used for) financing activities	100.3	(0.7)

Net increase in cash and cash equivalents	71.8	36.1
Cash and cash equivalents at beginning of period	487.7	499.8

Cash and cash equivalents at end of period	$559.5	$535.9

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K (the 2005 Form 10-K), except as noted in Note 2 - Discontinued Operations. The Company’s results as discussed in the financial statements reflect continuing operations only, unless otherwise noted. These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, December 31, 2005, and October 1, 2005, the results of operations for the three months and nine months ended September 30, 2006, and October 1, 2005, and the cash flows for the nine months ended September 30, 2006, and October 1, 2005. Due to the seasonality of the Company’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). The first three quarters of fiscal year 2006 ended on April 1, 2006, July 1, 2006, and September 30, 2006, and the first three quarters of fiscal year 2005 ended on April 2, 2005, July 2, 2005, and October 1, 2005.

New Accounting Standards. In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes recognition threshold and measurement criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to the application of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that SFAS 158 will have on its financial statements.

Note 2 - Discontinued Operations

On April 27, 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which consists of the Company’s marine electronics, land-based navigation systems and fleet tracking businesses.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

The Company is actively marketing BNT and conducting other activities required to complete the sale within the next year. Accordingly, the Company has reported these BNT businesses as discontinued operations in accordance with the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” related to the classification of assets to be disposed of by sale. These criteria include reclassifying the operations of BNT for all periods presented. The Company currently anticipates the proceeds from the sale of BNT will exceed its net book value, which totaled $127.7 million as of September 30, 2006.

The following table discloses the results of operations of the BNT businesses reported as discontinued operations for the three months and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in millions)
Net sales	$75.6	$85.3	$193.0	$215.1
Pre-tax earnings (loss)	$(13.2)	$3.8	$(47.7)	$7.6

The following table reflects the financial position of the BNT businesses reported as discontinued operations:

	September 30,	December 31,
	2006	2005
(in millions)
Accounts receivable	$51.8	$50.8
Inventory	57.5	57.7
Other current assets	2.0	5.2
Total current assets	111.3	113.7

Goodwill and intangible assets	74.3	74.0
Investments	-	2.2
Property, plant and equipment	19.9	16.8

Total assets	205.5	206.7

Accounts payable	35.7	40.5
Accrued expenses	34.0	28.1
Total current liabilities	69.7	68.6

Long-term liabilities	8.1	5.7

Total liabilities	77.8	74.3

Net assets	$127.7	$132.4

Note 3 - Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Consolidated Statements of Income.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

The Company previously accounted for its share-based compensation using the intrinsic value method as defined in APB 25. Prior to January 1, 2006, other than for nonvested stock, no share-based employee compensation cost was reflected in net earnings. SFAS 123R requires that the Company report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow in the Condensed Consolidated Statements of Cash Flows. Total stock option expense from continuing operations was $1.4 million for the quarter ended September 30, 2006, and $4.5 million for the nine months ended September 30, 2006, and resulted in a deferred tax asset for the tax benefit to be realized in future periods.

The Company used the modified prospective transition method to adopt the provisions of SFAS 123R. Under this method, employee compensation cost recognized in the first nine months of 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Therefore, prior period financial statements have not been restated. In accordance with SFAS 123R, the fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

As a result of adopting SFAS 123R on January 1, 2006, the Company's net earnings from continuing operations for the three months and nine months ended September 30, 2006, were $0.9 million and $2.8 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share from continuing operations for the three months ended September 30, 2006, were both $0.01 per share lower than if the Company had not adopted SFAS 123R. For the nine months ended September 30, 2006, basic and diluted earnings per share were both $0.03 lower than if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net earnings and earnings per share for the three months and nine months ended October 1, 2005, if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards for periods before the Company adopted SFAS 123R:

	Three Months Ended	Nine Months Ended
	October 1,	October 1,
	2005	2005
(in millions, except per share data)
Net earnings from continuing operations, as reported	$82.4	$287.4
Add: Share-based employee compensation included in reported earnings, net of tax	0.9	2.9
Less: Total share-based employee compensation expense under fair value-based method for all awards, net of tax	1.8	9.0

Net earnings from continuing operations, pro forma	$81.5	$281.3

Basic earnings from continuing operations per common share:
As reported	$0.84	$2.93
Pro forma	$0.83	$2.87

Diluted earnings from continuing operations per common share:
As reported	$0.83	$2.90
Pro forma	$0.82	$2.84

Under the 2003 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights, nonvested stock and other types of awards to executives and other management employees. Issuances under the plan may be from either authorized, but unissued, shares or treasury shares. On July 27, 2006, the Company registered an additional 4.0 million shares that may be issued under the plan, increasing the maximum issuance allowed by the plan to 8.1 million shares. As of September 30, 2006, shares available for grant totaled 4.6 million.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resources and Compensation Committee of the Board of Directors. Options vest over three or four years, or immediately in the event of a change in control, upon death or disability of the optionee, or, for grants issued prior to 2006, if the optionee’s age and years of service equal 65 or more. Vesting of 2006 option grants will occur immediately in the event of a change in control, upon death or disability of the optionee, or upon termination of employment if the optionee has attained the age of 62 and his or her age and years of service equal 70 or more (or for grants prior to 2006, if the optionee’s age and years of service equal 65 or more, regardless of the optionee’s age). The option price per share cannot be less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of non-employee directors. Stock option activity for all plans for the nine months ended September 30, 2006, was as follows:

	Stock Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding on January 1	3,844	$ 29.91
Granted	904	$ 39.08
Exercised	(492)	$ 21.51		$ 8,004
Forfeited	(149)	$ 38.73

Outstanding on September 30	4,107	$ 32.62	6.5 years	$ 16,700

Exercisable on September 30	2,392	$ 26.70	5.0 years	$ 16,093

The following table summarizes information about stock options outstanding as of September 30, 2006:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price

$17.38 to $20.00	670	3.9 years	$ 19.64	668	$ 19.64
$20.01 to $30.00	1,179	5.1 years	$ 23.59	1,100	$ 23.58
$30.01 to $40.00	1,382	7.9 years	$ 38.13	378	$ 35.77
$40.01 to $49.27	876	8.3 years	$ 45.97	246	$ 45.89

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

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Nonvested stock awards (nonvested stock shares were issued for grants prior to April 30, 2003, and subsequently nonvested stock units were issued) are issued to directors and key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Nonvested stock awards vest at the end of a three- to five-year period subject to continued employment, or immediately upon a change in control of the Company, or upon death or disability of the recipient. For grants issued before January 1, 2006, nonvested stock units are forfeited in the event employment terminates prior to vesting, except there is pro rata vesting if age and years of service equals 65 or more upon termination of employment. Pro rata vesting on grants issued in 2006 will occur if the recipient has attained the age of 62 and his or her age and years of service equals 70 or more upon termination of employment. Although participants’ nonvested stock award dividends are automatically reinvested, nonvested stock units are non-voting, and all awards have restrictions on the sale or transfer of such awards during the nonvested period. The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During the three months and nine months ended September 30, 2006, $1.4 million and $4.2 million was charged to compensation expense under these plans, respectively.

The weighted average price per nonvested stock award at grant date was $39.15 for the nonvested stock awards granted in 2006. Nonvested stock award activity for all plans for the nine months ended September 30, 2006, was as follows:

Nonvested Stock Outstanding
(in thousands)
Outstanding at January 1	519
Granted	314
Released	(224)
Forfeited	(61)

Outstanding at September 30	548

As of September 30, 2006, there was $12.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Note 4 - Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards. Weighted average basic shares decreased by 4.9 million shares and 3.4 million shares in the three-month and nine-month periods ended September 30, 2006, respectively, versus the comparable periods in 2005, primarily due to the share repurchase program (as discussed in Note 14 - Share Repurchase Program) and a lower average share price, partially offset by shares issued upon the exercise of employee stock options. The decrease in common stock equivalents for the three months and nine months ended September 30, 2006, compared with the comparable periods in 2005, was primarily due to the reduction in outstanding dilutive options.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Basic and diluted earnings per share for the three months and nine months ended September 30, 2006, and for the comparable periods ended October 1, 2005, were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in millions, except per share data)
Net earnings from continuing operations	$50.4	$82.4	$219.0	$287.4
Net earnings (loss) from discontinued operations, net of tax	(13.9)	6.0	(31.9)	9.7

Net earnings	$36.5	$88.4	$187.1	$297.1

Average outstanding shares - basic	93.2	98.1	94.5	97.9
Dilutive effect of common stock equivalents	0.5	1.2	0.8	1.3

Average outstanding shares - diluted	93.7	99.3	95.3	99.2

Basic earnings per share
Earnings from continuing operations	$0.54	$0.84	$2.32	$2.93
Earnings (loss) from discontinued operations	(0.15)	0.06	(0.34)	0.10

Net earnings	$0.39	$0.90	$1.98	$3.03

Diluted earnings per share
Earnings from continuing operations	$0.54	$0.83	$2.30	$2.90
Earnings (loss) from discontinued operations	(0.15)	0.06	(0.34)	0.10

Net earnings	$0.39	$0.89	$1.96	$3.00

As of September 30, 2006, there were 4.1 million options outstanding, of which 2.4 million are exercisable. There were 2.3 million and 2.0 million options outstanding for the three- and nine-month periods ended September 30, 2006, respectively, for which the exercise price of the options was greater than the average market price of the Company’s shares for the period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. This compares to 0.9 million and 0.8 million anti-dilutive options outstanding in the corresponding periods ended October 1, 2005.

Note 5 - Commitments and Contingencies

Financial Commitments. The Company has entered into guarantees of indebtedness of third parties, which are primarily comprised of arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from the Company, and, in certain instances, has guaranteed secured term financing of its customers. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was approximately $113.5 million as of September 30, 2006. Any potential payments by the Company related to these customer financing arrangements would extend over several years in accordance with the Company’s agreements.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Company products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of payments the Company could be required to make under these arrangements totaled approximately $210.5 million as of September 30, 2006.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Based on historical experience and current facts and circumstances, and in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN 45), the Company has recorded the fair market value of these guarantee and repurchase obligations as a liability on the consolidated balance sheets. Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $87.0 million, including $70.7 million for continuing operations, as of September 30, 2006. This amount is primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, which totaled $19.4 million, all related to continuing operations, as of September 30, 2006, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

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

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities - Other for the nine months ended September 30, 2006:

2006
(in millions)
Balance at January 1	$155.3
Payments made	(86.9)
Provisions/additions for contracts issued/sold	87.9
Aggregate changes for preexisting warranties	0.7

Balance at September 30	$157.0

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $22.3 million as of September 30, 2006.

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
(unaudited)

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

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in and related to this case, in which the Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement were covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 were calculated and agreed to with the IRS at the examination level. The statute of limitations related to these taxable years expired on March 9, 2006. As a result of these issues and other assessments, the Company reversed approximately $19.3 million of tax reserves in the first nine months of 2006, consisting of $12.4 million in the first quarter, $5.8 million in the second quarter and $1.1 million in the third quarter, primarily related to the reassessment of underlying exposures and tax contingencies for temporary items related to these years. During the second quarter of 2006, the Company received a refund of $12.9 million from the IRS related to the final settlement for these tax years. In the third quarter of 2006, the Company recorded an additional tax receivable of $4.1 million for interest related to these tax years. Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax impact of the IRS' audit adjustments.

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

Note 6 - Segment Data

The Company is a manufacturer and marketer of leading consumer brands. The Company operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards. The Company’s management evaluates individual segment performance based on operating earnings. Marine eliminations are for sales transactions consummated at arm’s length between the Marine Engine and Boat segments. As discussed in Note 2 - Discontinued Operations, during the second quarter of 2006, the Company began reporting the majority of its BNT businesses as discontinued operations. These businesses were previously reported in the Marine Engine segment. Segment results have been restated for all periods presented to reflect the change in the Company’s reported segments. Additionally, the BNT businesses that are being retained are now reported as part of the Boat, Marine Engine and Fitness segments, consistent with the manner in which the Company’s management now views these businesses.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)
The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the three months ended September 30, 2006, and October 1, 2005:

	Net Sales		Operating Earnings
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in millions)
Boat	$679.2	$685.5	$24.8	$37.9
Marine Engine	536.5	555.0	50.4	61.2
Marine eliminations	(127.8)	(128.7)	-	-
Total Marine	1,087.9	1,111.8	75.2	99.1

Fitness	136.6	127.4	12.6	14.2
Bowling & Billiards	113.4	111.9	3.1	5.7
Eliminations	(0.1)	-	-	-
Corporate/Other	-	-	(16.6)	(16.9)

Total	$1,337.8	$1,351.1	$74.3	$102.1

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the nine months ended September 30, 2006, and October 1, 2005:

	Net Sales		Operating Earnings
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in millions)
Boat	$2,199.9	$2,111.7	$126.3	$161.9
Marine Engine	1,760.0	1,780.8	190.0	216.7
Marine eliminations	(404.0)	(379.6)	-	-
Total Marine	3,555.9	3,512.9	316.3	378.6

Fitness	400.3	375.3	28.9	25.7
Bowling & Billiards	338.2	338.3	16.5	22.0
Eliminations	(0.2)	(1.3)	-	-
Corporate/Other	-	-	(51.0)	(57.2)

Total	$4,294.2	$4,225.2	$310.7	$369.1

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 7 - Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”

In the first nine months of 2006, consideration paid for acquisitions, net of cash acquired, was as follows:

(in millions)
Date	Description	Net Cash Consideration (A)

2/16/06	Cabo Yachts, Inc.	$ 60.6
3/24/06	Marine Innovations Warranty Corporation	2.3
4/26/06	Diversified Marine Products, L.P.	14.2
9/20/06	Protokon LLC (13.3 percent)	5.6

		$ 82.7

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

On April 26, 2006, the Company acquired the outstanding stock of Diversified Marine Products, L.P. (Diversified) for $14.2 million. Diversified is a leading wholesale distributor of marine parts and accessories headquartered in Los Angeles, California. The acquisition of Diversified complements the Company’s previous acquisitions of Benrock, Inc. (Benrock), Land ‘N’ Sea Corporation and Kellogg Marine, Inc. (Kellogg) and allows the Company to provide same- and next-day delivery of marine parts and accessories nationwide by expanding the Company’s parts and accessories business to the West Coast of the United States. The post-acquisition results of Diversified are included in the Boat Segment.

On September 20, 2006, the Company acquired an additional 13.3 percent of the outstanding stock of Protokon LLC (Protokon), a Hungarian equipment manufacturer, for $5.6 million. The Company previously purchased 80 percent of the outstanding stock of Protokon in 2003. The Company has the option to acquire the remaining 6.7 percent interest in Protokon under certain circumstances. The acquisition of Protokon has allowed the Company to manufacture fitness equipment closer to the European marketplace, thereby reducing freight costs and offering better service to fitness customers in Europe. The post-acquisition results of Protokon are included in the Fitness Segment.

These acquisitions were not and would not have been material to the Company’s net sales, results of operations or total assets in the quarterly and year-to-date periods ended September 30, 2006, and October 1, 2005. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

In the first nine months of 2005, consideration paid for acquisitions, net of cash acquired, was as follows:

(in millions)
Date	Description	Net Cash Consideration (A)	Other Consideration	Total Consideration

2/7/05	Benrock, Inc.	$ 4.2	$ -	$ 4.2
2/28/05	Albemarle Boats, Inc.	9.2	-	9.2
4/21/05	Sea Pro, Sea Boss and Palmetto boats	1.0	-	1.0
5/27/05	Triton Boat Company	58.4	4.4	62.8
6/20/05	Supra-Industria Textil, Lda. (51 percent)	7.8	0.9	8.7
6/27/05	Marine Innovations Warranty Corporation	2.3	-	2.3
7/7/05	Kellogg Marine, Inc.	39.7	-	39.7
9/16/05	Harris Kayot Marine, LLC	4.8	-	4.8

		$ 127.4	$ 5.3	$ 132.7

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

The Company exercised its contractual right to acquire its joint venture partner’s 51.0 percent interest in Supra-Industria Textil, Lda. (Valiant), a Portuguese manufacturer of the Valiant brand of rigid inflatable boats, for $7.8 million, and the assumption of $0.9 million of debt. The Company is now the sole owner of Valiant. The post-acquisition results of Valiant are included in the Marine Engine segment.

The Company made an additional payment of $2.3 million for the April 1, 2004 acquisition of Marine Innovations Warranty Corporation. This payment was required under the purchase agreement as Marine Innovations fulfilled earnings targets.

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

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

The Company acquired the outstanding stock of Harris Kayot Marine, LLC (HarrisKayot), a builder of pontoon boats, fiberglass runabouts and deckboats ranging in length from 20 to 26 feet, for $4.8 million. This acquisition will advance the Company’s position in the pontoon market and complement the Company’s existing boat portfolio with premium runabout and deckboat product lines. The post-acquisition results of HarrisKayot are included in the Boat segment.

These acquisitions were not material to the Company’s net sales, results of operations or total assets in the quarterly and year-to-date periods ended October 1, 2005. Accordingly, the Company’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions.

Refer to Note 5 to the consolidated financial statements in the 2005 Form 10-K for further detail relating to the Company’s acquisitions.

Note 8 - Investments

The Company has certain unconsolidated foreign and domestic affiliates that are accounted for using the equity method. See Note 10 - Financial Services for more details on the Company’s joint venture, Brunswick Acceptance Company (BAC), LLC. Refer to Note 6 to the consolidated financial statements in the 2005 Form 10-K for further detail relating to the Company’s investments.

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

Note 9 - Comprehensive Income

The Company reports changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive income (loss) includes minimum pension liability adjustments, cumulative foreign currency translation adjustments, and unrealized gains and losses on derivatives and investments, all net of tax. Components of other comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in millions)
Net earnings	$36.5	$88.4	$187.1	$297.1
Other comprehensive income:
Foreign currency cumulative translation adjustment	4.7	(1.1)	12.6	(15.1)
Net change in unrealized gains (losses) on investments	(0.7)	(0.4)	0.5	(23.2)
Net change in accumulated unrealized derivative gains (losses)	(4.7)	2.1	(2.7)	14.0
Total other comprehensive income (loss)	(0.7)	0.6	10.4	(24.3)

Comprehensive income	$35.8	$89.0	$197.5	$272.8

The net change in unrealized gains (losses) on investments in the nine months ended October 1, 2005, was primarily due to the sale of the Company’s investment in MarineMax, Inc. Refer to Note 8 - Investments for details on the sale. There was no impact due to the minimum pension liability adjustment in either period as it is adjusted annually in the fourth quarter.

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

BAC is funded in part through a loan from GECF and a securitization facility arranged by General Electric Capital Corporation, a GECF affiliate, and in part by a cash equity investment from both GECF (51 percent) and BFS (49 percent). BFS’s total investment in BAC as of September 30, 2006, was $41.2 million compared with $52.2 million as of December 31, 2005. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $2.6 million and $10.0 million for the three-month and nine-month periods ended September 30, 2006, respectively. These amounts compare to $1.6 million and $6.8 million in the corresponding periods ended October 1, 2005. These amounts exclude the discount expense on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

The Company’s sales of receivables to BAC for the three-month and nine-month periods ended September 30, 2006, and for the comparable periods ended October 1, 2005, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in millions)
Receivables sold	$197.4	$221.6	$670.4	$710.6
Discounts	2.0	1.6	6.1	5.3

Cash received	$195.4	$220.0	$664.3	$705.3

Discounts were recorded as an expense in Other income (expense), net in the Consolidated Statements of Income. The outstanding balance of receivables sold to BAC was $103.4 million as of September 30, 2006, compared with $96.5 million as of December 31, 2005. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.5 million and $1.6 million in the first nine months of 2006 and 2005, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of September 30, 2006, and December 31, 2005, the Company had a retained interest in certain receivables sold to BAC totaling $44.2 million and $44.5 million, respectively, as a result of recourse provisions on these receivables. The Company’s maximum exposure related to these recourse obligations in the event of default as of September 30, 2006, and December 31, 2005, was $23.8 million and $28.5 million, respectively. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s retained interest was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These contingent obligations were included in the amounts disclosed in Note 5 - Commitments and Contingencies.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 11 - Income Taxes

The Company’s effective tax rates from continuing operations for the three-month and nine-month periods ended September 30, 2006, were 24.8 percent and 24.5 percent, respectively. The effective tax rates were lower than the statutory rate primarily due to $19.3 million in tax reserve reassessments of underlying exposures and tax contingencies, of which $1.1 million was recognized in the third quarter, in addition to the initial recognition of a $4.1 million receivable for interest related to prior year tax audits, as discussed in Note 5 - Commitments and Contingencies. Increased foreign earnings in tax jurisdictions with lower effective tax rates also contributed to the reduced effective tax rate.

For the three-month and nine-month periods ended October 1, 2005, the Company’s effective tax rates were 13.9 percent and 26.5 percent, respectively. The decrease in the effective tax rate for the three months ended October 1, 2005, was primarily due to $13.9 million of non-recurring tax benefits arising from a change in assertion on indefinitely reinvested earnings in selected international operations, as well as refined tax planning strategies for research and foreign export tax benefits and increased foreign earnings in tax jurisdictions with lower effective tax rates. In addition to the factors discussed in the quarterly period, the nine-month effective tax rate was lower than the statutory rate primarily due to the utilization of previously unrecognized capital loss carryforwards incurred in connection with the gain on the sale of the MarineMax stock, as discussed in Note 8 - Investments.

Note 12 - Debt Offering

On July 24, 2006, the Company completed the offering of a $250 million aggregate principal amount of Floating Rate Notes due in 2009 under the Company’s universal shelf registration. The proceeds from this offering are to be used to repay the Company’s outstanding $250 million principal amount of 6.75% Notes due December 2006. Interest on the Floating Rate Notes will be paid quarterly commencing on October 24, 2006, and will accrue at the rate of three-month LIBOR plus 65 basis points, set at the beginning of each quarterly period. After this issuance of debt, the Company has $200 million available under its universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

Note 13 - Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. See Note 13 to the consolidated financial statements in the 2005 Form 10-K for details on these plans.

Pension and other postretirement benefit costs included the following components for the three months ended September 30, 2006, and October 1, 2005:

	Pension Benefits		Other Postretirement Benefits
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in millions)
Service cost	$4.6	$4.6	$0.8	$0.7
Interest cost	14.7	14.6	1.4	1.4
Expected return on plan assets	(19.5)	(18.2)	-	-
Amortization of prior service costs	1.7	1.8	(0.6)	(0.5)
Amortization of net actuarial loss	2.6	3.5	0.3	0.2

Net pension and other benefit costs	$4.1	$6.3	$1.9	$1.8

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Pension and other postretirement benefit costs included the following components for the nine months ended September 30, 2006, and October 1, 2005:

	Pension Benefits		Other Postretirement Benefits
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in millions)
Service cost	$13.9	$14.0	$2.2	$2.0
Interest cost	44.1	43.8	4.4	4.3
Expected return on plan assets	(58.7)	(54.5)	-	-
Amortization of prior service costs	5.1	5.5	(1.6)	(1.5)
Amortization of net actuarial loss	7.8	10.1	0.9	0.6
Curtailment loss	-	0.8	-	-

Net pension and other benefit costs	$12.2	$19.7	$5.9	$5.4

Employer Contributions. As of September 30, 2006, the Company has contributed $16.6 million year-to-date, which included $1.6 million to fund benefit payments in its nonqualified plan. The Company’s plans for additional contributions are subject to equity market returns and discount rate movements, among other items.

Note 14 - Share Repurchase Program

In the second quarter of 2005, the Company’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of September 30, 2006, the Company’s remaining share repurchase authorization for the program was $398.7 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. During the three-month and nine-month periods ended September 30, 2006, the Company repurchased approximately 1.5 million and 4.6 million shares under this program for $45.8 million and $163.1 million, respectively. During the three-month and nine-month periods ended October 1, 2005, the Company repurchased approximately 0.4 million shares for $15.7 million. As of September 30, 2006, the Company has repurchased approximately 6.6 million shares since the program’s inception.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures with respect to the Company’s operating results and cash flows. At times, management’s discussion of operating results excludes the effects of acquisitions, an investment sale gain, non-recurring tax benefits and related effective tax rates, and management’s cash flow discussion includes an analysis of free cash flow. Refer to the Matters Affecting Comparability and Cash Flow, Liquidity and Capital Resources sections for further details.

Results of Operations

Overview and Outlook

Sales during the nine-month period ended September 30, 2006, increased 1.6 percent to $4.3 billion, with gains reported by the Boat and Fitness segments. The increase in sales was primarily due to acquisitions and higher sales prices, partially offset by lower sales volumes resulting from lower demand levels across the marine industry. Sales decreased 1.0 percent in the three-month period ended September 30, 2006, to $1.3 billion as a result of sales volume declines in the Boat and Marine Engine segments due to lower marine demand levels, despite gains reported by the Fitness and Bowling & Billiards segments. The decrease in quarter-to-date sales was partially offset by the effect of acquisitions and higher sales prices. Excluding acquisitions, the Company’s sales in the quarter and year-to-date periods declined 3.2 percent and 2.9 percent, respectively, from the same periods in the prior year. Quarterly and year-to-date operating earnings from continuing operations of $74.3 million and $310.7 million, and operating margins of 5.6 percent and 7.2 percent, respectively, decreased from the same periods in the prior year, primarily as a result of higher raw material and production costs, unfavorable mix factors, and lower fixed-cost absorption due to lower production rates in the Company’s marine businesses to achieve appropriate levels of dealer pipeline inventories, partially offset by successful cost-reduction initiatives and the effects of higher pricing and acquisitions. In the three-month and nine-month periods ended October 1, 2005, the Company reported operating earnings from continuing operations of $102.1 million and $369.1 million, with operating margins of 7.6 percent and 8.7 percent, respectively.

As discussed in Note 2 - Discontinued Operations in the Notes to Consolidated Financial Statements, on April 27, 2006, the Company announced its intention to sell the majority of the Brunswick New Technologies (BNT) business unit, which consists of the Company’s marine electronics, land-based navigation systems and fleet tracking businesses. These BNT businesses have become increasingly concentrated in markets outside of the Company’s core business segments - marine, fitness, bowling and billiards - and continued growth requires significant investment to ensure successful new product introductions. The Company believes the future prospects for BNT could best be achieved under different ownership. Based on discussions with potential buyers, as well as current projections of the performance of these BNT businesses, the Company anticipates that proceeds from the divestiture of BNT will exceed its net book value. There is a risk that if discussions with potential buyers fail to maintain current expectations or operating projections are not realized, the divestiture proceeds could fall below the net book value.

During the second quarter of 2006, the Company began reporting the results of these BNT businesses, which were previously reported in the Marine Engine segment, as discontinued operations for all periods presented. The Company’s results as discussed in Management’s Discussion and Analysis reflect continuing operations only, unless otherwise noted.

Looking ahead to the rest of 2006, excluding the results of BNT, the Company expects domestic retail demand for marine products to continue to be lower than anticipated based on recent market trends. As a result of this reduction in retail demand, the Company is continuing its efforts to achieve appropriate levels of dealer inventories by reducing production of boats and marine engines during the remainder of the year. The Company anticipates that sales will benefit from the introduction of new products and the full-year benefit of businesses acquired in 2006 and 2005, along with favorable pricing. Considering all of these factors, 2006 marine sales are expected to be up slightly, but, excluding acquisitions, to decrease in the low-single digits as compared with 2005. Fitness segment sales for 2006 are expected to increase in the mid-single digits. Bowling & Billiards segment sales for 2006 are expected to be relatively flat as compared with 2005. Overall, reported consolidated sales for 2006 are expected to increase in the low-single digits from 2005.

Operating earnings for the remainder of 2006 will be adversely affected by the anticipated production declines, as discussed above. These actions will have an unfavorable effect on margins due to lower fixed-cost absorption and an unfavorable product mix, as production cutbacks will be more pronounced in certain higher-margin fiberglass boat categories and sterndrive engines. These factors, along with continued increases in raw materials, energy, and freight and distribution costs, are not expected to be offset by improvements in pricing and cost containment efforts during the remainder of 2006. As a result, operating earnings for 2006 are expected to be at a level below that in 2005.

Matters Affecting Comparability

As described above, certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of income, balance sheet or statement of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Operating and statistical measures are not non-GAAP financial measures. GAAP refers to generally accepted accounting principles in the United States.

The Company has used the non-GAAP financial measures that are included in the Management’s Discussion and Analysis for several years. The Company’s management believes that these measures and the information they provide are useful to investors because they permit investors to view the Company’s performance using the same tools that the Company uses and to better evaluate its ongoing business performance. The Company’s management believes that for the three months and nine months ended September 30, 2006, and October 1, 2005, the presentation of (i) diluted earnings per share excluding non-recurring tax benefits in both 2006 and 2005 and an investment sale gain in the first quarter of 2005; (ii) net sales excluding acquisitions not reflected in the prior year’s results; and (iii) the Company’s effective tax rate excluding the effect of non-recurring tax benefits and the investment sale, provide a more meaningful comparison to prior results.

Acquisitions. The Company’s operating results for 2006 include the operating results for acquisitions completed in 2006 and 2005. Approximately 2 percent and 4 percent of the Company’s sales during the three-month and nine-month periods ended September 30, 2006, respectively, can be attributed to incremental sales from the following acquisitions:

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

Investment Sale Gain and Tax Items. The comparison of net earnings per diluted share between 2006 and 2005 is affected by the gain on the sale of an investment and tax items, which are described below. The effect of these items on diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
(in millions)
Net earnings from continuing operations per diluted share - as reported	$0.54	$0.83	$2.30	$2.90
Investment sale gain	-	-	-	(0.32)
Tax items	(0.06)	(0.14)	(0.25)	(0.14)

Net earnings from continuing operations per diluted share - as adjusted	$0.48	$0.69	$2.05	$2.44

Management believes that the presentation of earnings per diluted share, excluding these items, provides a more meaningful comparison of current-period and prior-period results because these items are unique to their respective periods:

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

•
Tax Items: During 2006, the Company reduced its tax provision primarily due to benefits from $19.3 million of tax reserve reassessments of underlying exposures, of which $1.1 million was recognized in the third quarter, and the initial recognition of a $4.1 million interest receivable in the third quarter of 2006 related to prior taxable years. Refer to Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for further detail. In the third quarter of 2005, the Company recognized $13.9 million of non-recurring tax benefits arising from a change in assertions on indefinitely reinvested earnings in selected international operations, refined tax planning strategies for research and foreign export tax benefits and increased foreign earnings in tax jurisdictions with lower effective tax rates. Refer to Note 11 - Income Taxes in the Notes to Consolidated Financial Statements for further detail.

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended:

			Increase/(Decrease)
	Three Months Ended		vs. 2005
	September 30,	October 1,
	2006	2005	$	%
(in millions)
Net sales	$1,337.8	$1,351.1	$(13.3)	(1.0)%
Gross margin (A)	$288.9	$305.5	$(16.6)	(5.4)%
Operating earnings	$74.3	$102.1	$(27.8)	(27.2)%
Net earnings	$50.4	$82.4	$(32.0)	(38.8)%

Diluted earnings per share	$0.54	$0.83	$(0.29)	(34.9)%

Expressed as a percentage of net sales (B):
Gross margin	21.6%	22.6%		(100) bpts
Selling, general and administrative expense	13.6%	12.8%		800 bpts
Operating margin	5.6%	7.6%		(200) bpts
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

The decrease in sales was primarily due to lower demand across the marine industry, most notably in domestic markets, compared with stronger demand in the third quarter of 2005. This decrease was partially offset by the effect of increased sales from acquisitions completed in 2006 and 2005 in the Boat segment, which accounted for approximately $30 million of third quarter sales. Higher Fitness and Bowling & Billiards segment sales also contributed to the increase in sales. Organic sales, defined as sales from the Company’s businesses that have operating results in comparable periods presented, decreased 3.2 percent.

The decrease in gross margin percentage in the third quarter of 2006 compared with the same period last year was primarily due to higher raw material and component costs; lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand; a shift in product mix as sales volumes decreased in some of the higher-margin fiberglass boat lines; and higher sales from acquired businesses, which have lower margins than the Company’s core brands. These decreases were partially offset by favorable pricing and lower variable compensation expense.

Operating expenses increased by $11.2 million in the third quarter of 2006 compared with the same period in 2005. The increase was primarily due to increased research and development expenses; the unfavorable effect of inflation on wages and benefits; the impact of acquisitions; and the absence of a reduction in Marine Engine segment bad debt reserves that occurred in the third quarter of 2005 resulting from improved credit experience in international markets. The increase in operating expenses was partially offset by reduced variable compensation expense; the absence of legal expenses incurred in 2005 related to a dispute with a supplier in China as discussed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements; and other cost-reduction initiatives. Excluding the effect of acquisitions, operating expenses increased 3.6 percent from 2005.

The decrease in operating earnings was mainly due to the decrease in sales volumes and the unfavorable factors affecting gross margin and operating expenses discussed above. These decreases were partially offset by contributions from acquisitions.

Interest expense increased $2.2 million in the third quarter of 2006 compared with the same period in 2005, primarily due to additional interest incurred on the $250 million Floating Rate Notes issued in July 2006, as described in Note 12 - Debt Offering in the Notes to Consolidated Financial Statements, partially offset by the net favorable effects of interest rate swaps in the period. See Note 10 to the consolidated financial statements in the 2005 Form 10-K for details related to financial instruments. Interest income increased $1.1 million in the third quarter of 2006 compared with the same period in 2005 due to a higher average invested cash balance as a result of proceeds from the Floating Rate Notes issuance.

The Company’s effective tax rate in the third quarter of 2006 increased to 24.8 percent from 13.9 percent in the same period last year, primarily due to lower non-recurring tax benefits in the third quarter of 2006 compared with the same period in the prior year. During the three-month period ended September 30, 2006, the Company recognized non-recurring tax benefits of $5.2 million, consisting of a $1.1 million tax reserve reassessment of underlying exposures and tax contingencies for temporary items and the recognition of an additional tax receivable of $4.1 million for interest related to prior taxable years, as discussed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements. Excluding these tax benefits, the Company’s effective tax rate for the third quarter of 2006 was 32.6 percent. During the three-month period ended October 1, 2005, the Company recognized $13.9 million of non-recurring tax benefits and reduced its projected full year effective tax rate due to refined tax planning strategies and increased foreign earnings in tax jurisdictions with lower effective tax rates, as discussed in Note 11 - Income Taxes in the Notes to Consolidated Financial Statements. Excluding these non-recurring tax benefits, the Company’s effective tax rate for the third quarter of 2005 was 28.4 percent. The 2005 effective tax rate was lower than that in 2006 due to the research and development tax credit, which Congress has not yet extended for 2006 and is therefore not reflected in the 2006 effective tax rate. Management believes that presentation of the effective tax rate, excluding these non-recurring tax benefits in the third quarter of 2006 and 2005, provides a more meaningful comparison because these tax benefits are unique to their respective periods.

Net earnings and diluted earnings per share decreased primarily due to the same factors discussed above. Excluding the $5.2 million and $13.9 million of non-recurring tax benefits in the third quarter of 2006 and 2005, respectively, diluted earnings per share would have been $0.48 and $0.69 for the third quarter of 2006 and 2005, respectively. Management believes that presentation of diluted earnings per share, excluding non-recurring tax benefits, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 93.7 million in the third quarter of 2006 from 99.3 million in the third quarter of 2005. The decrease in average shares outstanding was primarily due to the repurchase of approximately 6.2 million shares since the third quarter of 2005, as discussed in Note 14 - Share Repurchase Program in the Notes to Consolidated Financial Statements.

Sales from discontinued operations decreased to $75.6 million in the third quarter of 2006 from $85.3 million in the third quarter of 2005, as BNT took necessary discounting and promotional actions to meet competitive pricing pressures, especially in the European consumer navigation markets. Pre-tax losses from discontinued operations in the third quarter of 2006 were $13.2 million, compared with pre-tax earnings of $3.8 million in the third quarter of 2005. In addition to the lower sales volumes, the reduction in pre-tax earnings from discontinued operations was due to efforts to reduce inventory for BNT as well as for its dealers and maintain competitive pricing in anticipation of new product launches later in the year.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the nine months ended:

			Increase/(Decrease)
	Nine Months Ended		vs. 2005
	September 30,	October 1,
	2006	2005	$	%
(in millions)
Net sales	$4,294.2	$4,225.2	$69.0	1.6%
Gross margin (A)	$957.1	$1,013.3	$(56.2)	(5.5)%
Operating earnings	$310.7	$369.1	$(58.4)	(15.8)%
Net earnings	$219.0	$287.4	$(68.4)	(23.8)%

Diluted earnings per share	$2.30	$2.90	$(0.60)	(20.7)%

Expressed as a percentage of net sales (B):
Gross margin	22.3%	24.0%		(170) bpts
Selling, general and administrative expense	12.8%	13.1%		(30) bpts
Operating margin	7.2%	8.7%		(150) bpts
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

The increase in sales was primarily due to acquisitions completed in 2006 and 2005 in the Boat and Marine Engine segments, which accounted for approximately $190 million of sales during the first nine months of 2006, and higher Fitness segment sales resulting from increased sales volumes and improved product mix. Excluding the impact of acquisitions, sales decreased 2.9 percent due to lower demand across the marine industry, compared with very robust demand in the first nine months of 2005, especially with respect to sales of domestic outboard engines and fiberglass boats.

The decrease in gross margin percentage for the first nine months of 2006 compared with the same period in 2005 was primarily due to the same factors as described in the quarterly discussion. In addition, this decrease was also attributable to the transition to low-emission outboard engines, which carry lower margins than the carbureted two-stroke outboards they replaced, as well as increased promotional incentives.

The increase in operating expenses in the first nine months of 2006 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion, as well as a reduction in gains associated with the sale of bowling centers. This increase was partially offset by reduced variable compensation expense; a favorable settlement with an insurance carrier on environmental coverage; the absence of legal expenses incurred in 2005 related to a dispute with a supplier in China as discussed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements; lower costs incurred in 2006 compared with 2005 for the transition of bowling ball production from Michigan to Reynosa, Mexico; and other cost-reduction initiatives. Excluding the effect of acquisitions, operating expenses decreased 3.2 percent.

The decrease in operating earnings was mainly due to the decrease in sales volumes and the unfavorable factors affecting gross margin and operating expenses discussed above. These decreases were partially offset by contributions from acquisitions and other cost-reduction initiatives.

In the first quarter of 2005, the Company sold 1,861,200 shares of common stock of MarineMax, its largest boat dealer. Proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses. This sale generated a pre-tax gain of $38.7 million for the Company.

Interest expense increased $3.9 million in the first nine months of 2006 compared with the same period in 2005, primarily due to additional interest incurred on the $250 million Floating Rate Notes issued in July 2006, as described in Note 12 - Deb Offering in the Notes to Consolidated Financial Statements and interim commercial paper borrowings, along with the unfavorable effects of interest rate swaps in the period.  Interest income increased $0.3 million in the first nine months of 2006 compared with the same period in 2005 due to the same factors that affected quarterly interest income, as well as increasing rates of return on invested cash balances, partially offset by lower invested cash balances during the first half of 2006.

The Company’s effective tax rate in the first nine months of 2006 decreased to 24.5 percent from 26.6 percent in the same period last year, primarily due to higher non-recurring tax benefits in the first nine months of 2006 compared with the same period in the prior year. During the nine-month period ended September 30, 2006, the Company recognized non-recurring tax benefits of $23.4 million, consisting of $19.3 million of tax reserve reassessments of underlying exposures and tax contingencies for temporary items and recording an additional tax receivable of $4.1 million for interest related to prior taxable years as the claim was filed in the current quarter, as discussed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements. Excluding tax benefits, the Company’s effective tax rate for the first nine months of 2006 was 32.6 percent. In the first nine months of 2005, the Company recognized $13.9 million of non-recurring tax benefits and reduced its projected full year effective tax rate due to refined tax planning strategies and increased foreign earnings in tax jurisdictions with lower effective tax rates, as discussed in Note 11 - Income Taxes in the Notes to Consolidated Financial Statements. In addition, the Company utilized previously unrecognized capital loss carryforwards on the gain on the sale of MarineMax stock as discussed above. Excluding non-recurring tax benefits, the Company’s effective tax rate for the first nine months of 2005 was 31.3 percent, which was lower than that in 2006 due to the research and development tax credit, which Congress has not yet extended for 2006 and is therefore not reflected in the 2006 effective tax rate. Management believes that presentation of the effective tax rate, excluding these non-recurring tax benefits in the third quarter of 2006 and 2005 and the investment sale gain in 2005, provides a more meaningful comparison because these tax benefits are unique to their respective periods.

Net earnings and diluted earnings per share decreased primarily due to the same factors discussed above. Excluding the $23.4 million and $13.9 million of non-recurring tax benefits in the first nine months of 2006 and 2005 discussed above, respectively, and the gain on the sale of the Company’s investment in MarineMax reported in the first nine months of 2005, diluted earnings per share would have been $2.05 and $2.44 per diluted share for the first nine months of 2006 and 2005, respectively. Management believes that presentation of diluted earnings per share, excluding non-recurring tax benefits and the investment sale gain, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 95.3 million in the first nine months of 2006 from 99.2 million in the same period in 2005. The decrease in average shares outstanding was primarily due to the repurchase of approximately 6.2 million shares since the third quarter of 2005, as discussed in Note 14 - Share Repurchase Program in the Notes to Consolidated Financial Statements.

Sales from discontinued operations decreased to $193.0 million in the first nine months of 2006 from $215.1 million in the same period in the prior year, as BNT took necessary discounting and promotional actions to meet competitive pricing pressures, especially in the European consumer navigation markets. Pre-tax losses from discontinued operations in the first nine of months of 2006 were $47.7 million, compared with pre-tax earnings of $7.6 million in the same period in 2005. In addition to the factors affecting sales, the reduction in pre-tax earnings from discontinued operations was also due to efforts to reduce inventory for BNT as well as for its dealers and maintain competitive pricing in anticipation of new product launches later in the year, as well as certain investment write-offs that were recorded during the period.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			Increase/(Decrease)
	Three Months Ended		vs. 2005
	September 30,	October 1,
	2006	2005	$	%
(in millions)
Net sales	$679.2	$685.5	$(6.3)	(0.9)%
Operating earnings	$24.8	$37.9	$(13.1)	(34.6)%
Operating margin	3.7%	5.5%		(180) bpts
Capital expenditures	$15.8	$26.6	$(10.8)	(40.6)%
__________

bpts = basis points

The decrease in Boat segment sales was largely attributable to reduced marine demand in domestic markets, as well as lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories, when compared with the same period of 2005. Higher promotional incentives, particularly for some higher-margin fiberglass boat lines, also contributed to the reduced sales. The sales decrease was partially offset by favorable pricing, improved sales in Europe and the impact of acquisitions completed in 2006 and 2005. Excluding incremental sales from acquired businesses, organic boat sales declined by approximately 5 percent primarily due to lower sales volumes as described above.

Boat segment operating earnings decreased from 2005 primarily due to lower fixed-cost absorption as a result of reduced production levels across the segment’s brands, an unfavorable shift in product mix as sales volumes decreased in some of the higher-margin fiberglass boat lines, increased promotional incentives, higher raw material costs and increased research and development expenditures. These factors were partially offset by favorable pricing. Excluding the impact of acquisitions, operating expenses decreased compared with the prior year period, largely due to successful cost control efforts and lower variable compensation expense.

Capital expenditures in the third quarter of 2006 and 2005 were largely attributable to tooling costs for the production of new models. The decrease in capital expenditures from the prior year was primarily due to the acquisition of a boat plant in North Carolina in 2005.

The following table sets forth Boat segment results for the nine months ended:

			Increase/(Decrease)
	Nine Months Ended		vs. 2005
	September 30,	October 1,
	2006	2005	$	%
(in millions)
Net sales	$2,199.9	$2,111.7	$88.2	4.2%
Operating earnings	$126.3	161.9	$(35.6)	(22.0)%
Operating margin	5.7%	7.7%		(200) bpts
Capital expenditures	$52.2	$53.3	$(1.1)	(2.1)%
__________

bpts = basis points

The increase in Boat segment sales was largely attributable to acquisitions completed in 2006 and 2005. Excluding incremental sales from acquired businesses, organic boat sales declined by approximately 4 percent primarily due to the same factors as described above.

The factors affecting Boat segment operating earnings for the year-to-date period were consistent with the factors impacting the third quarter earnings noted above.

The slight decrease in capital expenditures was primarily due to the acquisition of a boat plant in North Carolina in 2005, largely offset by higher tooling costs for the production of new models and the acquisition of a marina in 2006.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			Increase/(Decrease)
	Three Months Ended		vs. 2005
	September 30,	October 1,
	2006	2005	$	%
(in millions)
Net sales	$536.5	$555.0	$(18.5)	(3.3)%
Operating earnings	$50.4	$61.2	$(10.8)	(17.6)%
Operating margin	9.4%	11.0%		(160) bpts
Capital expenditures	$11.7	$28.3	$(16.6)	(58.7)%
__________

bpts = basis points

Sales recorded by the Marine Engine segment, which comprises the Company’s Mercury Marine operations, decreased primarily due to a decline in domestic outboard engine sales volume compared with a stronger marine environment in the third quarter of 2005, as well as efforts to achieve appropriate levels for pipeline inventories. These factors were partially offset by higher engine pricing, improved sales in European markets, an acquisition completed in 2005 and a greater mix of low-emission outboard engines, which have higher prices.

The decrease in operating earnings for the Marine Engine segment was largely attributable to the lower sales volumes discussed above, as well as higher raw material costs, lower fixed-cost absorption due to lower production levels to maintain balanced dealer pipeline inventories, and the absence of a reduction in bad debt reserves that occurred in the third quarter of 2005 resulting from improved credit experience in international markets. The positive effects of lower variable compensation expense were partially offset by higher research and development expenses.

The decrease in capital expenditures was primarily due to investments in 2005 for the development of the new line of 75-, 90- and 115-horsepower naturally aspirated four-stroke outboard engines.

The following table sets forth Marine Engine segment results for the nine months ended:

			Increase/(Decrease)
	Nine Months Ended		vs. 2005
	September 30,	October 1,
	2006	2005	$	%
(in millions)
Net sales	$1,760.0	$1,780.8	$(20.8)	(1.2)%
Operating earnings	$190.0	$216.7	$(26.7)	(12.3)%
Operating margin	10.8%	12.2%		(140) bpts
Capital expenditures	$49.7	$59.1	$(9.4)	(15.9)%
__________

bpts = basis points

Marine Engine segment sales and operating earnings decreased primarily due to the same factors as described above in the quarterly period. Additionally, the decrease in operating earnings was partially offset by a gain on the sale of property in the first quarter of 2006 and a favorable settlement with an insurance carrier on environmental coverage in the second quarter of 2006.

The decrease in capital expenditures was primarily due to investments in 2005 for the development of the new line of 75-, 90- and 115-horsepower naturally aspirated, four-stroke outboard engines and for the four-cylinder supercharged Verado engines, partially offset by expenditures in 2006 for the completion of a second four-stroke outboard production line and plant expansions for die cast operations, as well as investments in information technology.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			Increase/(Decrease)
	Three Months Ended		vs. 2005
	September 30,	October 1,
	2006	2005	$	%
(in millions)
Net sales	$136.6	$127.4	$9.2	7.2%
Operating earnings	$12.6	$14.2	$(1.6)	(11.3)%
Operating margin	9.2%	11.1%		(190) bpts
Capital expenditures	$2.6	$2.7	$(0.1)	(3.7)%
__________

bpts = basis points

The increase in Fitness segment sales was largely attributable to higher international commercial sales volumes, as health clubs continued to expand. Increased sales volumes of domestic and international strength equipment also contributed to improved sales.

Operating earnings decreased from the same period in 2005, primarily due to increased sales in Europe, where margins are lower than domestic markets, and a shift in mix toward lower-margin strength equipment away from higher-margin cardiovascular product lines. Additionally, the decrease was attributable to increased research and development investments for future new product introductions and the unfavorable effect of inflation on wages and benefits. These factors were partially offset by lower variable compensation expense and cost-reduction initiatives.

Capital expenditures in the third quarter of 2006 and 2005 were primarily related to tooling for new products and software development.

The following table sets forth Fitness segment results for the nine months ended:

			Increase/(Decrease)
	Nine Months Ended		vs. 2005
	September 30,	October 1,
	2006	2005	$	%
(in millions)
Net sales	$400.3	$375.3	$25.0	6.7%
Operating earnings	$28.9	$25.7	$3.2	12.4%
Operating margin	7.2%	6.8%		40 bpts
Capital expenditures	$7.6	$8.2	$(0.6)	(7.3)%
__________

bpts = basis points

The increase in Fitness segment sales was largely attributable to an improved product mix and increased sales volumes of cardiovascular and strength equipment in all markets, partially offset by competitive pricing pressures in international markets.

Fitness segment operating earnings increased primarily due to the higher sales volumes as discussed above, as well as lower variable compensation expense and cost-reduction initiatives. These factors were partially offset by higher freight and distribution costs and increased investments in research and development costs for future new product introductions.

Capital expenditures in 2006 and 2005 were primarily related to tooling for new products and software development. Additionally, capital expenditures in 2006 included investments in a new engineering design facility to drive future product improvements. 2005 capital expenditures were also related to equipment associated with the expansion at the Company’s Hungarian manufacturing facility.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			Increase/(Decrease)
	Three Months Ended		vs. 2005
	September 30,	October 1,
	2006	2005	$	%
(in millions)
Net sales	$113.4	$111.9	$1.5	1.3%
Operating earnings	$3.1	$5.7	$(2.6)	(45.6)%
Operating margin	2.7%	5.1%		(240) bpts
Capital expenditures	$11.9	$10.1	$1.8	17.8%
__________

bpts = basis points

Bowling & Billiards segment sales increased over prior year levels as a result of increased bowling center revenues, partially offset by lower sales volumes of Valley-Dynamo coin-operated billiards tables. Increased sales at bowling retail centers was primarily due to improved traffic at existing retail centers, driven partly by the addition of two new Brunswick Zone XL centers, partially offset by operating three fewer bowling centers in the third quarter of 2006 versus the comparable 2005 period. Bowling equipment sales, which increased slightly from the third quarter in 2005, are subject to fluctuations during the year as they are tied to new center openings and center modernization projects by independent proprietors.

The decrease in current quarter operating earnings was largely attributable to start-up costs associated with the transition of the segment’s bowling ball and Valley-Dynamo manufacturing operations to Reynosa, Mexico. The transition of bowling ball production is expected to be completed by the first quarter of 2007, while the Valley-Dynamo transition commenced in the third quarter of 2006. These items were partially offset by the absence of legal expenses incurred in 2005 related to a dispute with a supplier in China as discussed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Capital expenditures in the third quarter of 2006 and 2005 were primarily related to capital spending for new Brunswick Zone XL and existing bowling centers as well as investments in the new manufacturing facility in Reynosa, Mexico.

The following table sets forth Bowling & Billiards segment results for the nine months ended:

			Increase/(Decrease)
	Nine Months Ended		vs. 2005
	September 30,	October 1,
	2006	2005	$	%
(in millions)
Net sales	$338.2	$338.3	$(0.1)	(0.0)%
Operating earnings	$16.5	$22.0	$(5.5)	(25.0)%
Operating margin	4.9%	6.5%		(160) bpts
Capital expenditures	$28.6	$24.0	$4.6	19.2%
__________

bpts = basis points

The factors affecting Bowling and Billiards segment sales and operating earnings for the year-to-date period were comparable to those factors impacting the third quarter sales noted above. Additionally, the decrease in operating earnings was attributable to a reduction in gains associated with the sale of bowling centers.

Increased capital expenditures in the first nine months of 2006 were driven by higher investments in the new manufacturing facility in Reynosa as well as higher capital spending for new Brunswick Zone XL bowling centers year-over-year.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

	Nine Months Ended
	September 30,	October 1,
	2006	2005
(in millions)
Net cash provided by operating activities of continuing operations	$216.0	$239.6
Net cash provided by (used for):
Capital expenditures	(139.7)	(150.4)
Proceeds from investment sale	-	57.9
Proceeds from the sale of property, plant and equipment	6.8	13.4
Other, net	(0.4)	(1.2)
Free cash flow from continuing operations *	$82.7	$159.3

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

In the first nine months of 2006, net cash provided by operating activities of continuing operations totaled $216.0 million compared with $239.6 million in the same period of 2005.

The decrease in net cash provided by operating activities in the first nine months of 2006 was primarily due to lower net income, compared with the same period in 2005. Operating cash used for seasonal working capital growth was slightly higher in 2006 than in 2005. Reduced growth in inventories was offset by higher accounts receivable and lower accounts payable, as well as lower accruals for variable compensation.

Cash flows from investing activities included capital expenditures of $139.7 million and $150.4 million in the first nine months of 2006 and 2005, respectively. Significant capital expenditures in the first nine months of 2006 were attributable to tooling expenditures for new models and product innovations in the Boat Group, the completion of a second four-stroke outboard production line in the Marine Engine segment; the acquisition of a marina in St. Petersburg, Florida; capital spending for new Brunswick Zone XL and existing bowling centers; investments in the new bowling ball manufacturing facility in Reynosa, Mexico; and completion of the Life Fitness engineering design facility.

Cash paid for acquisitions, net of cash and debt acquired, totaled $82.7 million and $127.5 million in the first nine months of 2006 and 2005, respectively. See Note 7 - Acquisitions in the Notes to Consolidated Financial Statements and Note 5 in the 2005 Form 10-K for further details on the Company’s acquisitions. The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC) decreased $15.7 million during the first nine months of 2006, compared with a decrease of $8.5 million in the first nine months of 2005, to maintain the Company’s required 49% equity investment.

During the first quarter of 2005, the Company sold its investment in MarineMax (1,861,200 shares) for $56.8 million, net of $4.1 million of selling costs, which included $1.1 million of accrued expenses. See Note 6 to the consolidated financial statements in the 2005 Form 10-K for further details on this sale.

Cash provided by financing activities was $100.3 million in the first nine months of 2006, compared with $0.7 million of cash used in the prior year period. This increase was the result of issuing the $250 million of senior unsubordinated notes described below, offset by the Company’s share repurchase program. Under the Company’s share repurchase plan, the Company repurchased approximately 4.6 million common shares for $163.1 million during the first nine months of 2006, compared with repurchases of 0.4 million common shares for $15.7 million in the first nine months of 2005. The Company received $14.4 million from stock options exercised in the first nine months of 2006 and 2005.

Cash and cash equivalents totaled $559.5 million at September 30, 2006, an increase of $71.8 million from $487.7 million at December 31, 2005. Total debt at September 30, 2006 increased $250.9 million to $975.7 million, versus $724.8 million at December 31, 2005, and debt-to-capitalization ratios were 32.4 percent and 26.8 percent, respectively.

The Company has a $650 million long-term revolving credit agreement with a group of banks, as described in Note 12 to the consolidated financial statements in the 2005 Form 10-K, that serves as support for commercial paper borrowings. In April 2006, the Company amended the agreement, resulting in improved pricing and a one-year extension. The agreement has a term of five years, through May 5, 2011, with provisions to extend the term for an additional one year on each anniversary of the agreement, with consent of the lenders. There were no borrowings under the revolving credit agreement during the first nine months of 2006 or 2005. The Company has the ability to issue up to $150 million in letters of credit under the revolving credit facility. The Company had borrowing capacity of $582.9 million under the terms of the revolving credit agreement as of September 30, 2006.

In July 2006, Brunswick issued senior unsubordinated notes in the aggregate principal amount of $250 million, receiving proceeds of $249 million, net of discount and before an estimated $0.4 million of expenses. The notes mature on July 24, 2009, and interest on the notes is required to be paid quarterly at an annual rate tied to three-month LIBOR, beginning October 24, 2006. After July 24, 2007, the Company has the option to redeem some or all of the notes at par, plus accrued interest, prior to maturity. The net proceeds of the notes are expected to be used to retire the Company’s $250 million principal amount of 6.75% notes due December 15, 2006. After this issuance, the Company has $200 million available under a universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

The Company has continued to proactively fund its defined benefit plans in advance of Employee Retirement Income Security Act (ERISA) requirements. The Company funded $15.0 million of discretionary contributions into its defined benefit plans during the second quarter of 2006. The Company will evaluate making additional contributions to its defined benefit plans in 2006 based on market conditions and Company discretion, among other items. The Company also contributed $1.6 million to fund benefit payments in its nonqualified plan in the first nine months of 2006. The Company expects to contribute an additional $0.6 million to the nonqualified plan in the fourth quarter of 2006. In the first nine months of 2005, the Company contributed $25.0 million into its defined benefit plan and $1.8 million to fund benefit payments in its nonqualified plan. See Note 13 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 13 to the consolidated financial statements in the 2005 Form 10-K for more details.

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

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes recognition threshold and measurement criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to the application of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that SFAS 158 will have on its financial statements.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2005 Form 10-K. There have been no material changes outside the ordinary course of business with the exception of the issuance of the $250 million of Floating Rate Notes due in July 2009, as described above in Cash Flow, Liquidity and Capital Resources.

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

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended September 30, 2006, except as follows:

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

Item 1A. Risk Factors

Other than potential risks associated with the successful completion of the announced divestiture as described in Management’s Discussion and Analysis, there have been no material changes from the Company’s risk factors as disclosed in the 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Company Securities

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (A) (amounts in thousands)

7/2/06 - 7/29/06	500,000	$ 32.51	500,000	$ 428,248
7/30/06 - 8/26/06	500,000	$ 29.64	500,000	$ 413,428
8/27/06 - 9/30/06	500,000	$ 29.51	500,000	$ 398,674

Total Stock Repurchases	1,500,000	$ 30.55	1,500,000	$ 398,674

(A)
On May 4, 2005, the Company’s Board of Directors authorized a $200 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company repurchased 1.5 million shares under this program during the third quarter of 2006 for $45.8 million. Refer to Note 14 - Share Repurchase Program in the Notes to Consolidated Financial Statements for further details.

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

BRUNSWICK CORPORATION

Date: October 30, 2006	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.