Form 10-K
period 2006-12-31
BRUNSWICK CORP
filed 2007-02-23
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-1043
_______________

Brunswick Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-0848180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 N. Field Court, Lake Forest, Illinois	60045-4811
(Address of principal executive offices)	(Zip Code)

(847) 735-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($0.75 par value)	New York, Chicago and
Preferred Stock Purchase Rights	London Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act: None
______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X] Accelerated filer [   ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2006, the aggregate market value of the voting stock of the registrant held by non-affiliates was $3,080,527,580. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 21, 2007, was 90,728,138.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the
Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 2, 2007.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2006

PART I

Item 1. Business

Brunswick Corporation (“Brunswick” or “the Company”) is a leading global manufacturer and marketer of boats, including fiberglass pleasure boats; luxury sportfishing convertibles and motoryachts; high-performance boats; offshore fishing boats; aluminum fishing, deck and pontoon boats; rigid inflatable boats; and marine parts and accessories; of outboard, sterndrive and inboard engines; trolling motors; propellers; marine dealer management systems; and engine control systems; of fitness equipment; and of bowling products, including capital equipment, aftermarket and consumer products; billiards tables and accessories; and Air Hockey and foosball tables. The Company also owns and operates Brunswick bowling centers in the United States and other countries, and retail billiards stores in the United States.

Brunswick’s strategy is to introduce the highest quality product with the most innovative technology and styling at a rate faster than its competitors; to distribute products through a model that benefits its partners - dealers and distributors - and provides world-class service to its customers; to develop and maintain low-cost manufacturing, continually improving productivity and efficiency; to manufacture and distribute products globally with local and regional styling; and to attract and retain the best and the brightest people, blending cultures, languages and ethnic backgrounds. In addition, the Company pursues growth from expansion of existing businesses and acquisitions. The Company’s objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

Refer to Note 5 - Segment Information and Note 2 - Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company’s segments and discontinued operations, including operating earnings and total assets by segment for 2006, 2005 and 2004.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets fiberglass pleasure boats, luxury sportfishing convertibles and motoryachts, high-performance boats, offshore fishing boats; aluminum fishing, pontoon and deck boats; and manufactures and distributes marine parts and accessories. The Company believes that its Boat Group, which had net sales of $2,864.4 million during 2006, has the largest dollar sales and unit volume of pleasure boats in the world.

The Boat Group manages most of Brunswick’s boat brands, evaluates and enhances the Company’s boat portfolio, expands the Company’s involvement in recreational boating services and activities to enhance the consumer experience and dealer profitability, and speeds the introduction of new technologies into boat manufacturing processes.

The Boat Group is comprised of the following boat brands: Albemarle, Cabo and Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray and Sealine yachts, sport yachts, cruisers and runabouts; Bayliner and Maxum cruisers and runabouts; Meridian motoryachts; Boston Whaler, Sea Pro, Sea Boss, Palmetto, Triton, Trophy and Laguna fiberglass fishing boats; Baja high-performance boats; Crestliner, Harris, Lowe, Lund, Princecraft and Triton aluminum fishing, pontoon and deck boats; and Kayot deck and runabout boats. The Boat Group also includes Integrated Dealer Systems, a leading developer of management systems for dealers of marine products and recreational vehicles; a commercial and governmental sales unit that sells products to the United States Government and state, local and foreign governments; and several brands comprising its boat parts and accessories business, including Attwood and Land ‘N’ Sea. The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from Brunswick’s Marine Engine segment. The Boat Group also purchases a portion of its diesel engines from Cummins MerCruiser Diesel Marine LLC (CMD), a joint venture of Brunswick’s Mercury Marine division with Cummins Marine, a division of Cummins Inc.

The Boat Group has manufacturing facilities in California, Florida, Indiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, North Carolina, Ohio, Oregon, South Carolina, Tennessee, Washington, Canada, China, Mexico and the United Kingdom. The Boat Group also utilizes contract manufacturing facilities in Poland. In 2006, the Boat Group introduced its Laguna line of bay and offshore fishing boats to complement its offering of saltwater fishing boats with a more feature-rich product that requires minimal upgrades and added options. Laguna boats, which range from 18 to 24 feet, are manufactured at the Company’s facility in Newberry, South Carolina, along with the Boat Group’s Sea Pro, Sea Boss and Palmetto brands. Also during 2006, with the Company’s phase of acquisitions in the United States largely accomplished and the related integration efforts in progress, the Company implemented several cost-reduction initiatives to achieve better utilization of overall capacity and improve operating efficiencies, including the consolidation of certain boat manufacturing facilities, sales offices and distribution warehouses, and reductions in the Company’s global workforce. The Company believes that these actions will support continued investments in strategic initiatives and partially offset the effects of inflation and higher material, energy and other operating expenses in future years.

In February 2006, Brunswick purchased Cabo Yachts, which builds offshore sportfishing convertibles ranging in length from 31 to 52 feet. The acquisition of Cabo Yachts complements the Company’s previous acquisitions of Albemarle and Hatteras, and allows Brunswick to offer a full range of sportfishing convertibles from 24 to 90 feet. Also in February 2006, Brunswick purchased Great American Marina, a marina near St. Petersburg, Florida, in partnership with MarineMax, Inc. (MarineMax), which will own and operate the sales and service portion of the property, while Brunswick will own the 95 slips at the marina. The Company also made small marina investments in California and Mexico during 2006.

In April 2006, Brunswick acquired Diversified Marine Products (Diversified), a leading wholesale distributor of marine parts and accessories headquartered in Los Angeles, California, to complement the previous acquisitions of Land ‘N’ Sea Corporation, Attwood Corporation, Kellogg Marine and Benrock, Inc., furthering its initiative to develop its boat parts and accessories business to better serve boat dealers and consumers. The acquisition of Diversified expands Brunswick’s parts and accessories business to the West Coast of the United States and allows it to provide same- or next-day delivery of marine parts and accessories nationwide. Working with its boat dealer network, Brunswick will continue to strive to improve quality, distribution and delivery of parts and accessories to enhance the boating customer’s experience.

The Boat Group’s products are sold to end users through a global network of approximately 2,300 dealers and distributors, each of which carries one or more of Brunswick’s boat brands. Sales to the Boat Group’s largest dealer, MarineMax, which has multiple locations and carries a number of the Boat Group’s product lines, represented approximately 26 percent of Boat Group sales in 2006. Domestic retail demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Marine Engine Segment

The Marine Engine segment, which had net sales of $2,271.3 million in 2006, consists of the Mercury Marine Group. The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

Mercury Marine manufactures and markets a full range of sterndrive engines, inboard engines, outboard engines and water jet propulsion systems under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury SportJet and Mercury Jet Drive brand names. In addition, Mercury Marine manufactures and markets engine parts and accessories under the Mercury Precision Parts and Mercury Propellers brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, service aids and marine lubricants. Mercury Marine’s sterndrive and inboard engines, outboard engines and water jet propulsion systems are sold either to independent boat builders or to the Boat Group. In addition, Mercury Marine’s outboard engines and parts and accessories are sold to end-users through a global network of approximately 7,000 marine dealers and distributors, specialty marine retailers and marine service centers. Mercury Marine, through CMD, supplies integrated diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Boat Group. Mercury Marine’s operations also include MotoTron, a designer and supplier of sophisticated engine control and vehicle networking systems.

Mercury Marine manufactures two-stroke OptiMax outboard engines ranging from 75 to 300 horsepower, all of which feature Mercury’s direct fuel injection (DFI) technology, and four-stroke outboard engine models ranging from 2.5 to 300 horsepower. All of these low-emission engines are in compliance with U.S. Environmental Protection Agency (EPA) requirements, which required a 75 percent reduction in outboard engine emissions over a nine-year period, ending with the 2006 model year. Mercury Marine’s four-stroke outboard engines include Verado, a series of supercharged outboards ranging from 135 to 300 horsepower, and Mercury’s naturally aspirated outboards, which are based on Verado technology, ranging from 75 to 115 horsepower. Mercury’s OptiMax and four-stroke outboards exceed the EPA’s mandated 2006 emissions standards. The State of California has adopted regulations requiring catalytic converters on Brunswick’s sterndrive and inboard engines by January 1, 2008. The Company expects to fully comply with these regulations.

Mercury Marine’s sterndrive and outboard engines are produced primarily in Oklahoma and Wisconsin, respectively. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in Suzhou, China, and, in a joint venture with its partner, Tohatsu Corporation, produces smaller outboard engines in Komagane, Japan. Some engine components are sourced from Asian suppliers. Mercury Marine also manufactures engine component parts at plants in Florida and Mexico, and has a facility in Belgium that customizes engines for sale into Europe. Diesel marine propulsion systems are manufactured in South Carolina by CMD. Further, Mercury Marine operates a remanufacturing business for engines and service parts in Wisconsin.

In addition to its marine engine operations, Mercury Marine serves markets outside of the United States with a wide range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury in Australia, China, Poland, Portugal, Russia and Sweden. These boats, which are marketed under the brand names Arvor, Bermuda, Legend, Lodestar, Mercury, Örnvik, Quicksilver, Savage, Uttern and Valiant, are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine. Mercury Marine has equity ownership interests in companies that manufacture boats under the brand names Aquador, Bella and Flipper in Finland; Askeladden in Norway; and Legend, Protector and Rayglass in New Zealand. Mercury Marine also manufactures propellers and underwater sterngear for inboard-powered vessels, under the Teignbridge brand, in the United Kingdom.

Domestic retail demand for the Marine Engine segment’s products is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Brunswick’s Fitness segment is comprised of its Life Fitness division, which designs, manufactures and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness, Hammer Strength and ParaBody brands.

The Company believes that its Fitness segment, which had net sales of $593.1 million during 2006, is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-end consumer fitness equipment. Life Fitness’ commercial sales are primarily to private health clubs and fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made to customers either directly, through domestic dealers or through international distributors. Consumer products are sold through specialty retailers and on Life Fitness’ website.

The Fitness segment’s principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary. In March 2006, Life Fitness opened a state-of-the-art research and development lab in its Franklin Park, Illinois, facility, which is being used to drive innovation and future product improvements. Life Fitness distributes its products worldwide from regional warehouses and production facilities. Domestic retail demand for Life Fitness’ products is seasonal, with sales generally highest in the first and fourth calendar quarters of the year.

During 2006, Life Fitness introduced the Summit Trainer, a newly designed machine that combines cross-training and climbing into one workout, to its line of cardiovascular exercise products. In addition, Life Fitness introduced a number of new fitness products during the year, including commercial and consumer elliptical cross-trainers, treadmills, stationary bikes and home gym products, as well as additional commercial selectorized and core strength-training equipment. Also, during 2006, Life Fitness launched Vivo, its new wireless connectivity technology that integrates health clubs, fitness equipment and exercisers. Vivo provides a more personalized workout experience by allowing users to record workout data and track progress toward their goals, and also allows health clubs to obtain enhanced data on usage and programs to better market them to their customers.

Bowling & Billiards Segment

The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $458.3 million during 2006. BB&B is the leading full-line designer, manufacturer and marketer of bowling products, including bowling balls and bowling pins, aftermarket products and parts, and capital equipment, which includes bowling lanes, automatic pinsetters, ball returns, furniture units, and scoring and center management systems. Through licensing arrangements, BB&B also offers an array of bowling consumer products, including bowling shoes, bags and accessories. BB&B also designs and produces a full line of high-quality consumer and commercial billiards tables, Air Hockey table games, foosball tables and related accessories.

BB&B operates 107 bowling centers in the United States, Canada and Europe, and, with a joint venture partner, operates 14 additional centers in Japan. These bowling centers offer bowling and, depending on size and location, the following activities and facilities: billiards, video, redemption and other games of skill, laser tag, pro shops, meeting and party rooms, children’s playrooms, restaurants and cocktail lounges. Substantially all of the North American and European centers offer Cosmic Bowling, an enhanced form of bowling with integrated sound systems and glow-in-the-dark effects. To date, 46 of BB&B’s centers have been converted into Brunswick Zones, which are modernized bowling centers that offer an array of family-oriented entertainment activities. The entertainment offerings available at Brunswick Zones are designed to appeal to a broad audience, including families and other recreational bowlers, as well as traditional league bowlers. BB&B has further enhanced the Brunswick Zone concept with expanded Brunswick Zone family entertainment centers, branded Brunswick Zone XL, which are approximately 50 percent larger than typical Brunswick Zones and feature multiple-venue entertainment offerings such as laser tag games, bumper cars and expanded game rooms. BB&B operates five Brunswick Zone XL centers, located in the Chicago, Denver, Minneapolis and Philadelphia markets, including the opening of an additional Chicago location in 2006. BB&B intends to continue to use this enhanced Brunswick Zone XL model for its new centers.

BB&B’s billiards business was established in 1845 and is Brunswick’s oldest enterprise. BB&B designs and markets billiards tables, balls and cues, as well as billiards furniture and related accessories, under the Brunswick and Contender brands. These products are sold worldwide in both commercial and consumer billiards markets. BB&B also includes Valley-Dynamo, a leading manufacturer of commercial and consumer billiards and coin-operated pool tables, Air Hockey table games and foosball tables. The Company believes it has the largest dollar sales volume of billiards tables in the world. In 2003, BB&B opened Brunswick Home & Billiard, its first retail store, in a northern suburb of Chicago, and, in 2005, BB&B expanded this concept by opening three new stores in the Boston and Denver markets. These stores feature billiards tables and other products for the home.

BB&B’s primary manufacturing and distribution locations are located in Michigan, Texas, Wisconsin, Hungary and Mexico. In June 2005, Brunswick announced its intention to move its bowling ball manufacturing operations from Muskegon, Michigan, to Reynosa, Mexico, where production commenced in 2006. In September 2006, Brunswick announced that it will also transition its Valley-Dynamo manufacturing operations from Richland Hills, Texas, to a facility in Reynosa, Mexico, alongside its bowling ball facility. Valley-Dynamo production at the Reynosa, Mexico, facility is expected to commence in early- to mid-2007.

Brunswick’s bowling and billiards products are sold through a variety of channels, including distributors, dealers, mass merchandisers, bowling centers and retailers, and directly to consumers on the Internet and through other outlets. BB&B products are distributed worldwide from regional warehouses, sales offices and factory stocks of merchandise. Domestic retail demand for BB&B’s products is seasonal, with sales generally highest in the first and fourth calendar quarters of the year.

Discontinued Operations

The Company established Brunswick New Technologies (BNT) in 2002 to develop Brunswick’s product offerings in marine electronics, engine controls, navigation systems, dealer management systems and related equipment for use in both marine and non-marine applications. BNT is comprised of three businesses: (i) marine electronics sold under the Northstar, Navman and MX Marine brands; (ii) portable navigation devices (PND) for automotive markets, which are based on global positioning systems technology; and (iii) a wireless fleet tracking business. Retail demand for BNT’s products is seasonal, with sales generally highest in the fourth calendar quarter of the year.

On April 27, 2006, the Company announced its intention to sell the majority of its BNT business unit. The BNT businesses have become increasingly concentrated in markets outside of Brunswick’s core business segments - marine, fitness, bowling and billiards - and continued growth requires significant investment to ensure successful new product introductions. The Company believes that BNT’s long-term prospects may be better under different ownership. As a result, Brunswick has reported these BNT businesses as discontinued operations in accordance with the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” related to the classification of assets to be disposed of by sale. These criteria include reclassifying the operations of BNT to discontinued operations for all periods presented. These businesses were previously reported in the Marine Engine segment. Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments. Additionally, the BNT businesses that are being retained are now reported as part of the Boat, Marine Engine and Fitness segments, consistent with the manner in which Brunswick’s management now views these businesses. Brunswick’s results as discussed in this Annual Report on Form 10-K reflect continuing operations only, unless otherwise noted.

In December 2006, Brunswick announced that increasingly challenging market conditions and pricing pressures in the PND business were adversely affecting the operating performance of BNT and the Company’s ability to sell BNT at or above book value. Based on the performance of the PND and marine electronics operations and discussions with potential buyers, the Company concluded that proceeds from the sale of BNT will be less than its book value. These conditions resulted in a pre-tax non-cash asset impairment charge of $73.9 million, $85.6 million after-tax, in the fourth quarter of 2006. The after-tax impairment amount reflects the reversal of previously recorded tax-benefited operating losses that are no longer expected to be recoverable. In February 2007, Brunswick announced that it had signed definitive agreements to sell BNT’s marine electronics and PND businesses. The Company is continuing to pursue the sale of the wireless fleet tracking business.

Financial Services

The Company’s subsidiary, Brunswick Financial Services Corporation (BFS), has a 49 percent ownership interest in a joint venture, Brunswick Acceptance Company, LLC (BAC) with CDF Ventures, LLC (an affiliate of General Electric Capital Corporation), which provides secured floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers. Additionally, Brunswick’s marine dealers can offer extended product warranties to retail customers through Brunswick Product Protection Corporation (previously Marine Innovations Warranty Corporation, which the Company acquired in 2004). In October 2006, the Company acquired Blue Water Dealer Services, Inc. and its affiliates, a provider of retail financial services to marine dealers, to allow Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers.

Refer to Note 8 - Financial Services in the Notes to Consolidated Financial Statements for more information about the Company’s financial services.

Distribution

Brunswick depends on distributors, dealers and retailers (Dealers) for the majority of its boat sales and significant portions of marine engine, fitness and bowling and billiards products sales. Brunswick has approximately 7,000 Dealers serving its business segments worldwide. Brunswick’s marine Dealers typically carry boats, engines and related parts and accessories.

Brunswick’s Dealers are independent companies or proprietors that range in size from small, family-owned businesses to large, publicly traded corporations with substantial revenues and multiple locations. Some Dealers sell Brunswick’s products exclusively, while others also carry competitors’ products.

In 2005, the Company sold its minority interest in MarineMax, the Boat Group’s largest dealer, which has multiple locations and carries a number of the Boat Group’s product lines, as part of a registered public offering by MarineMax. Refer to Note 7 - Investments in the Notes to Consolidated Financial Statements for more information about the sale of this investment.

Brunswick owns Land ‘N’ Sea, Benrock, Kellogg Marine and Diversified Marine, the primary parts and accessories distribution platforms for the Boat Group. The Boat Group, with 19 distribution centers throughout North America, is the largest wholesale distributor of marine parts and accessories in the world and provides the ability to supply parts quickly and accurately to dealers, repair shops and the do-it-yourself consumer.

Demand for a significant portion of Brunswick’s products is seasonal, and a number of Brunswick’s Dealers are relatively small or highly leveraged. As a result, many Dealers require financial assistance to support their business and provide a stable channel for Brunswick’s products. In addition to the services offered by BAC, the Company provides its Dealers with assistance, including incentive programs, loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer’s default. The Company believes that these arrangements are in its best interest; however, the financial support of its Dealers does expose it to credit and business risk. Brunswick’s business units maintain active credit operations to manage this financial exposure on an ongoing basis, and the Company continues to seek opportunities to improve and sustain its various distribution channels. Refer to Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

Brunswick’s sales from continuing operations to customers in markets other than the United States were $1,802.4 million (32 percent of net sales) and $1,760.3 million (31 percent of net sales) in 2006 and 2005, respectively. The Company transacts most of its sales in non-U.S. markets in local currencies, and the costs of its products are generally denominated in U.S. dollars. Future strengthening or weakening of the U.S. dollar can affect the financial results of Brunswick’s non-U.S. operations.

Non-U.S. sales from continuing operations are set forth in Note 5 - Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details Brunswick’s non-U.S. sales by region for 2006, 2005 and 2004:

	2006	2005	2004
(in millions)
Europe	$925.1	$926.4	$849.4
Pacific Rim	303.2	315.6	277.9
Canada	328.6	311.7	273.3
Latin America	158.3	133.7	101.2
Africa & Middle East	87.2	72.9	53.8

	$1,802.4	$1,760.3	$1,555.6

Boat segment sales comprised approximately 34 percent of Brunswick’s non-U.S. sales in 2006. The Boat Group’s products are manufactured or assembled in the United States, Canada, China, Mexico, Poland and the United Kingdom, and are sold worldwide through dealers. The Boat Group has sales offices in France and the Netherlands.

Marine Engine segment sales represented approximately 46 percent of Brunswick’s non-U.S. sales in 2006. The segment’s primary operations include the following:

–	A marine engine product customization plant and distribution center in Belgium serving Europe, Africa and the Middle East;

–	A propeller and underwater sterngear manufacturing plant in the United Kingdom;

–	Sales offices and distribution centers in Australia, Brazil, Canada, China, Japan, Malaysia, Mexico, New Zealand, Singapore and the United Arab Emirates;

–	Sales offices in Belgium, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom;

–	Boat manufacturing plants in Australia, China, Portugal and Sweden;

–	An outboard engine assembly plant in Suzhou, China; and

–	A marina and boat club in Suzhou, China, on Lake Tai.

Fitness segment sales comprised approximately 14 percent of Brunswick’s non-U.S. sales in 2006. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom, as well as sales offices in Austria, Hong Kong and Italy. The Fitness segment also manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for the European market.

Bowling & Billiards segment sales comprised approximately 6 percent of Brunswick’s non-U.S. sales in 2006. BB&B sells its products worldwide; has sales offices in Germany, Hong Kong, Tokyo and the United Kingdom; and operates a plant that manufactures automatic pinsetters in Hungary. BB&B commenced bowling ball manufacturing in Reynosa, Mexico, in 2006 and will complete the transition from Muskegon, Michigan, in 2007. BB&B expects its Valley-Dynamo manufacturing facility in Reynosa, Mexico, to commence operations in early- to mid-2007. BB&B operates bowling centers in Austria, Canada and Germany, and holds a 50 percent interest in an entity that sells bowling equipment and operates bowling centers in Japan.

Raw Materials

Brunswick purchases raw materials from various sources. The Company is not currently experiencing any critical raw material shortages, nor does it anticipate any. General Motors Corporation is the sole supplier of engine blocks used in the manufacture of Brunswick’s gasoline sterndrive and inboard engines. Brunswick has experienced increases in the cost of oil, aluminum, steel and resins used in its manufacturing processes during 2006. The Company continues to expand its global procurement operations to leverage its purchasing power across its divisions and improve supply chain and cost efficiencies.

Intellectual Property

Brunswick has, and continues to obtain, patent rights covering certain features of its products and processes. By law, Brunswick’s patent rights, which consist of patents and patent licenses, have limited lives and expire periodically. The Company believes that its patent rights are important to its competitive position in all of its business segments.

In the Boat segment, patent rights principally relate to processes for manufacturing fiberglass hulls, decks and components for boat products, as well as patent rights related to boat seats, interiors and other boat features and components.

In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, including die-cast powerheads; cooling and exhaust systems; drivetrain, clutch and gearshift mechanisms; boat/engine mountings; shock-absorbing tilt mechanisms; ignition systems; propellers; marine vessel control systems; fuel and oil injection systems; supercharged engines; outboard mid-section structures; segmented cowls; hydraulic trim, tilt and steering; screw compressor charge air cooling systems; and airflow silencers.

In the Fitness segment, patent rights principally relate to fitness equipment designs and components, including patents covering internal processes, programming functions, displays, design features and styling.

In the Bowling & Billiards segment, patent rights principally relate to computerized bowling scorers and bowling center management systems, bowling center furniture, bowling lanes, lane conditioning machines and related equipment, bowling balls, and billiards table designs and components.

The following are Brunswick’s primary trademarks for its continuing operations:

Boat Segment: Albemarle, Attwood, Baja, Bayliner, Boston Whaler, Cabo, Crestliner, Diversified Marine, Harris, Hatteras, IDS, Kayot, Kellogg Marine, Laguna, Land ‘N’ Sea, Lowe, Lund, Master Dealer, Maxum, Meridian, Palmetto, Princecraft, Sea Boss, Sea Pro, Sea Ray, Seachoice, Sealine, Swivl-Eze, Triton and Trophy.

Marine Engine Segment: Mariner, MercNet, MerCruiser, Mercury, MercuryCare, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, MotoTron, OptiMax, Pinpoint, Quicksilver, SeaPro, SmartCraft, SportJet, Teignbridge Propellers, Valiant and Verado.

Fitness Segment: Flex Deck, Hammer Strength, Lifecycle, Life Fitness and ParaBody.

Bowling & Billiards Segment: Air Hockey, Anvilane, Brunswick, Brunswick Billiards, Brunswick Home and Billiard, Brunswick Pavilion, Brunswick Zone, Brunswick Zone XL, Centennial, Contender, Cosmic Bowling, DBA Products, Dynamo, Gold Crown, Inferno, Lane Shield, Lightworx, Pro Lane, Throbot, Tornado, U.S. Play by Brunswick, Valley, Vector, Virtual Bowling by Brunswick, Viz-A-Ball and Zone.

Brunswick’s trademark rights have indefinite lives, and many are well known to the public and considered valuable assets.

Competitive Conditions and Position

The Company believes that it has a reputation for quality in its highly competitive lines of business. Brunswick competes in its various markets by utilizing efficient production techniques; innovative technological advancements; effective marketing, advertising and sales efforts; providing high-quality products at competitive prices; and offering extensive after-market services.

Strong competition exists in each of Brunswick’s product groups, but no single manufacturer competes with Brunswick in all product groups. In each product area, competitors range in size from large, highly diversified companies to small, single-product businesses. Brunswick also competes with businesses that seek to attract customers’ leisure time but do not compete in Brunswick’s product groups.

The following summarizes Brunswick’s competitive position in each segment:

Boat Segment: The Company believes it has the largest dollar sales and unit volume of pleasure boats in the world with the broadest array of product offerings. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. The Company believes it has the broadest range of boat product offerings in the world, with boats ranging from 10 to 100 feet, along with a parts and accessories business. In all of its boat operations, Brunswick competes on the basis of product features, technology, quality, dealer service, performance, value, durability and styling, along with effective promotion, distribution and pricing.

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

Fitness Segment: The Company believes it is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. There are a few large manufacturers of fitness equipment and hundreds of small manufacturers, which create a highly fragmented competitive landscape. Many of Brunswick’s fitness equipment products feature industry-leading product innovations, and the Company places significant emphasis on new product introductions. Competitive focus is also placed on product quality, marketing activities, pricing and service.

Bowling & Billiards Segment: The Company believes it is the world’s leading designer, manufacturer and marketer of bowling products and billiards tables. There are several large manufacturers of bowling products, whereas the bowling retail market is highly fragmented. Competitive emphasis is placed on product innovation, quality, service, marketing activities and pricing. Brunswick also operates 121 retail bowling centers worldwide, including those operated by its joint venture in Japan, where focus is placed on enhancing the bowling and entertainment experience, maintaining quality facilities and providing excellent customer service.

Research and Development

The Company strives to improve its competitive position in all of its segments by continuously investing in research and development to drive innovation in its products and manufacturing technologies. Brunswick’s research and development investments support the introduction of new products and enhancements to existing products. Research and development expenses for continuing operations are shown below:

	2006	2005	2004
(in millions)
Boat	$38.0	$36.1	$28.3
Marine Engine	70.3	67.3	66.6
Fitness	18.4	14.2	16.0
Bowling & Billiards	5.5	5.9	5.9

Total	$132.2	$123.5	$116.8

Number of Employees

The approximate number of employees worldwide in continuing operations as of December 31, 2006, is shown below by segment:

Boat	13,850
Marine Engine	6,400
Fitness	2,050
Bowling & Billiards	5,400
Corporate	300

Total	28,000

As of December 31, 2006, in the United States, there were 60 employees in the Boat segment, 1,829 employees in the Marine Engine segment, 137 employees in the Fitness segment, and 113 employees in the Bowling & Billiards segment represented by labor unions. The Company believes that it has good relations with these labor unions. The Boat segment negotiated a new labor union contract with employees at its Lowell, Michigan, facility in November 2006.

Environmental Requirements

See Item 3 of this report for a description of certain environmental proceedings.

Available Information

Brunswick maintains an Internet web site at http://www.brunswick.com that includes links to Brunswick’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (SEC Reports). The SEC Reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Shareholders and other interested parties may request email notification of the posting of these documents through the Investors section of Brunswick’s Web site.

Item 1A. Risk Factors

General economic conditions, particularly in the United States and Europe, affect Brunswick’s results.

Brunswick’s revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe. In times of economic uncertainty, consumers defer expenditures for discretionary items, which affects demand for Brunswick’s products, especially in its marine and billiards businesses. Brunswick’s marine businesses are cyclical in nature, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and discretionary income levels. Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income can reduce Brunswick’s sales and adversely affect its financial results. Corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect Brunswick’s results.

Brunswick’s profitability may suffer as a result of competitive pricing pressures.

The introduction of lower-priced alternative products by other companies can hurt Brunswick’s competitive position in all of its businesses. The Company is constantly subject to competitive pressures, particularly in the outboard engine market, in which Asian manufacturers often have pursued a strategy of aggressive pricing. Such pricing pressure can limit the Company’s ability to increase prices for its products in response to raw material and other cost increases.

Brunswick’s growth depends on the successful introduction of new product offerings.

Brunswick’s ability to grow may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, the timing of market entry and pricing of new products are critical.

Managing the transition to lower-margin products, particularly in Brunswick’s Marine Engine segment, is critical to its operating and financial results.

Brunswick has historically derived a significant portion of its earnings from sales of higher-margin products, especially in its outboard engine business. The Marine Engine segment has now completed a transition to manufacturing primarily low-emission four-stroke outboard engines, which have lower margins than the two-stroke products they are replacing. The Company has addressed this margin pressure by relocating some outboard engine manufacturing to lower-cost areas such as China. The Company is also in the process of relocating its bowling ball and Valley-Dynamo billiards table manufacturing to Mexico, where it already manufactures boats. Brunswick’s inability to achieve lower-cost manufacturing, as well as increased competition in the product lines affected, could adversely affect its future operating and financial results.

Brunswick’s financial results may be adversely affected if the Company is unable to maintain effective distribution.

Because Brunswick sells the majority of its products through third parties such as dealers and distributors, the financial health of its distribution network is critical to Brunswick’s success. Brunswick’s results can be negatively affected if dealers and distributors experience higher operating costs, which can result from rising interest rates, higher rents, labor costs and taxes, and compliance with regulations. In addition, a substantial portion of Brunswick’s marine engine sales are made to boat manufacturers not affiliated with Brunswick. Accordingly, the results of the Marine Engine segment can be influenced by the financial health of these independent boat builders, which depends on their access to capital, ability to develop new products and ability to compete effectively in the marketplace. Brunswick’s independent boat builder customers also can react negatively to the Boat Group’s acquisition of competing independent boat builders, which can lead them to seek marine engine supplies from competing marine engine manufacturers.

Inventory adjustments by major dealers, retailers and independent boat builders adversely affect Brunswick’s operating margins.

If Brunswick’s dealers and retailers, as well as independent boat builders who purchase Brunswick’s marine engine products, adjust their inventories downward in response to weakness in retail demand, wholesale demand for Brunswick’s products diminishes. In turn, the Company must reduce production, which results in lower rates of absorption of fixed costs in its manufacturing facilities and thus lower margins. Inventory reduction by dealers and customers can hurt Brunswick’s short-term sales and results of operations and limit its ability to meet increased demand when economic conditions improve.

Adverse weather conditions can have a negative effect on marine and retail bowling center revenues.

Weather conditions can have a significant effect on Brunswick’s operating and financial results, especially in the marine and bowling retail businesses. Sales of Brunswick’s marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand. Hurricanes and other storms can result in the disruption of the Company’s distribution channel, as occurred in 2004 and 2005 on the U.S. Atlantic and Gulf coasts. Since many of Brunswick’s boat products are used on reservoirs, the viability of reservoirs for boating is important to the Boat segment. In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect patronage of Brunswick’s bowling centers and, therefore, revenues in the bowling retail business.

The Company’s ability to integrate acquisitions successfully may affect its financial results.

Since 2001, Brunswick has acquired a number of new businesses and entered into joint ventures, and it intends to continue to pursue other strategic investments to complement its existing product portfolio. The Company’s success in achieving the requisite investment return and effectively integrating the financial, operational and distribution practices and systems of these businesses can affect Brunswick’s financial performance. There can be no assurance that any future acquisitions or joint ventures will be beneficial to Brunswick.

The Company’s ability to complete the announced divestiture of its BNT business unit may affect its financial results and position.

The possible risks related to the divestiture of BNT's businesses include delays in completing transactions, lower-than-expected proceeds and post-closing claims for indemnification.

Licensing requirements and limited access to water can inhibit Brunswick’s ability to grow its marine businesses.

Environmental restrictions, permitting and zoning requirements and the increasing cost of and competition for waterfront property can limit access to water for boating, as well as marina and storage space. Brunswick’s Boat and Marine Engine segments can be adversely affected in areas that do not have sufficient marina and storage capacity to satisfy demand. Certain jurisdictions both in and outside the United States require a license to operate a recreational boat, which can deter potential customers.

Brunswick’s marine engines may be subject to more stringent environmental regulations.

The State of California has adopted regulations requiring catalytic converters on Brunswick’s sterndrive and inboard engines by January 1, 2008. The Company expects to comply fully with these regulations, but compliance will increase the cost of these products. Other environmental regulatory bodies in the United States or other countries also may impose higher emissions standards in the future for Brunswick’s engines. These standards could require catalytic converters, increasing the cost of Brunswick's engines, which could in turn reduce consumer demand for Brunswick’s products. As a result, any increase in the cost of Brunswick’s engines or unforeseen delays in compliance with environmental regulations affecting these products could have an adverse effect on Brunswick’s results of operations.

Higher energy costs can adversely affect Brunswick’s results, especially in the marine and bowling center businesses.

Higher energy costs result in increases in operating expenses at the Company’s manufacturing facilities and in the cost of shipping products to customers. In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of Brunswick’s marine products. Finally, because heating, air conditioning and electricity comprise a significant part of the cost of operating a bowling center, any increase in the price of energy could adversely affect the operating margins of Brunswick bowling centers.

Higher interest rates can reduce demand, especially for marine products.

Customers often finance purchases of Brunswick’s marine products, particularly boats. Rising interest rates can have an adverse effect on dealers’ and consumers’ ability to finance boat purchases, which can adversely affect both the Company’s ability to sell boats and the profitability of its finance activities, including Brunswick Acceptance Company.

Changes in currency exchange rates can adversely affect Brunswick’s growth rate.

Because the Company derives approximately 32 percent of its revenues from sales outside the United States, its ability to realize projected growth rates can be adversely affected when the U.S. dollar strengthens against other currencies. Brunswick manufactures its products primarily in the United States, and the costs of its products are generally denominated in U.S. dollars, although manufacturing products and sourcing materials outside the United States are increasing. A strong U.S. dollar can make Brunswick’s products less price-competitive relative to local products outside the United States.

Brunswick’s business is vulnerable to adverse international conditions.

As Brunswick continues to focus on international growth, including in developing countries, and on lower-cost manufacturing outside the United States, it may become increasingly vulnerable to the effects of political instability, adverse economic conditions and the possibility of terrorism, insurrection and military conflict around the world.

Brunswick competes with a variety of other activities for consumers’ scarce leisure time.

All of Brunswick’s products are used for recreational purposes, and demand for its products can be adversely affected by competition from other activities that occupy consumers’ leisure time, including other forms of recreation as well as religious, cultural and community activities. A decrease in leisure time can reduce consumers’ willingness to purchase and enjoy Brunswick’s products.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Brunswick’s headquarters are located in Lake Forest, Illinois. The Company also maintains administrative offices in Chicago and Vernon Hills, Illinois. Brunswick has numerous manufacturing plants, distribution warehouses, retail stores, sales offices and product test sites around the world. Research and development facilities are decentralized within Brunswick’s operating segments, and most are located at manufacturing sites.

The Company believes its facilities are suitable and adequate for its current needs and are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. The Company believes its manufacturing facilities have the capacity to meet current and anticipated demand. Brunswick owns its Lake Forest, Illinois, headquarters and most of its principal plants.

The primary facilities used in Brunswick’s continuing operations are in the following locations:

Boat Segment: Adelanto, Los Angeles and Sacramento, California; Old Lyme, Connecticut; Edgewater, Merritt Island, Palm Coast, Pompano Beach and St. Petersburg, Florida; Fort Wayne, Indiana; Cumberland and Salisbury, Maryland; Lowell, Michigan; Little Falls, New York Mills and Pipestone, Minnesota; Aberdeen, Mississippi; Lebanon, Missouri; Edenton, New Bern, Raleigh and Swansboro, North Carolina; Bucyrus, Ohio; Roseburg, Oregon; Newberry, South Carolina; Ashland City, Knoxville and Vonore, Tennessee; Lancaster, Texas; Arlington and Spokane, Washington; Pickering, Ontario, Canada; Princeville, Quebec, Canada; Steinbach, Manitoba, Canada; Toronto, Ontario, Canada; Zhuhai, People’s Republic of China; Reynosa, Mexico; and Kidderminster, United Kingdom. Brunswick owns all of these facilities with the exception of the Pompano Beach, Florida; Lowell, Michigan; Aberdeen, Mississippi; Raleigh, North Carolina; Lancaster, Texas; and Pickering, Ontario, Canada, facilities, which are leased.

Marine Engine Segment: Miramar, Panama City and St. Cloud, Florida; Stillwater and Tulsa, Oklahoma; Brookfield, Fond du Lac and Oshkosh, Wisconsin; Melbourne and Sydney, Australia; Petit Rechain, Belgium; Suzhou, People’s Republic of China; St. Cast, France; Juarez, Mexico; Auckland and Christchurch, New Zealand; Vila Nova de Cerveira, Portugal; Singapore; and Newton Abbot, United Kingdom. The Sydney, Australia; St. Cast, France; and Auckland and Christchurch, New Zealand, facilities are leased. The remaining facilities are owned by Brunswick.

Fitness Segment: Franklin Park and Schiller Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and Kiskoros and Szekesfehervar, Hungary. The Schiller Park office and a portion of the Franklin Park facility are leased. The remaining facilities are owned by Brunswick or, in the case of the Kiskoros, Hungary, facility, by a company in which Brunswick is the majority owner.

Bowling & Billiards Segment: Lake Forest, Illinois; Muskegon, Michigan; Richland Hills, Texas; Antigo and Bristol, Wisconsin; Szekesfehervar, Hungary; and Reynosa, Mexico; 107 bowling recreation centers in the United States, Canada and Europe, and retail billiards stores in the suburbs of Chicago, Denver and Boston. Approximately 50 percent of BB&B’s bowling centers, as well as the Richland Hills and Reynosa manufacturing facilities and the retail billiards stores and warehouses, are leased. The remaining facilities are owned by Brunswick.

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

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in and related to this case, in which the Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement were covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 were calculated and agreed to with the IRS at the examination level. The statute of limitations related to these taxable years expired on March 9, 2006. As a result of these issues and other assessments, the Company reversed $42.6 million of tax reserves in 2006, primarily related to the reassessment of underlying exposures. During the second quarter of 2006, Brunswick received a refund of $12.9 million from the IRS related to the final settlement for these tax years. In the third quarter of 2006, the Company recorded an additional tax receivable of $4.1 million for interest related to these tax years. Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax effect of the IRS's audit adjustments.

Environmental Matters

Brunswick is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposal of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from Brunswick as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. Brunswick has established reserves based on a range of cost estimates for all known claims.

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $38 million to $58 million as of December 31, 2006. At December 31, 2006 and 2005, Brunswick had reserves for environmental liabilities of $49.4 million and $51.5 million, respectively. There were environmental provisions of $0.0 million, $1.5 million and $0.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Brunswick accrues for environmental remediation related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company’s environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

Asbestos Claims

Brunswick’s subsidiary, Old Orchard Industrial Corp., has been named as a defendant in more than 10,000 lawsuits involving claims of asbestos exposure from products manufactured by Vapor Corporation (Vapor), a former subsidiary that the Company divested in 1990. Virtually all of the asbestos suits involve numerous other defendants. The claims generally allege that the Company sold products that contained components, such as gaskets, which included asbestos, and seek monetary damages. Neither Brunswick nor Vapor is alleged to have manufactured asbestos. The Company’s insurers have settled seven of these asbestos claims in the past eight years for nominal amounts. Several thousand claims have been dismissed with no payment. No claim has gone to jury verdict. In a few cases, claims have been filed against other Brunswick entities, with a majority of these suits being either dismissed or settled for nominal amounts. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Australia Trade Practices Investigation

In January 2005, Brunswick received a notice to furnish information and documents to the Australian Competition and Consumer Commission (ACCC). A subsequent notice was received in October of 2005. Following the completion of its investigation in December 2006, the ACCC commenced proceedings against a Brunswick subsidiary, Navman Australia Pty Limited, with respect to its compliance with the Trade Practices Act of 1974 as it pertains to Navman Australia’s sales practices from 2001 to 2005. The ACCC has alleged that Navman Australia engaged in resale price maintenance in breach of the Act. Both Brunswick and Navman Australia have cooperated with the ACCC in its investigation and are seeking to resolve the matter by agreeing upon relevant facts and appropriate penalties. Any such agreement must be submitted to the Australian courts for final approval. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations. Navman Australia is part of the Company’s BNT business and included in discontinued operations.

Chinese Supplier Dispute

Brunswick is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract among other claims. The arbitration tribunal heard final arguments in August 2005 and the Company is awaiting a decision in the matter. The Company does not believe that this dispute will have a material adverse effect on the Company's consolidated financial condition or results of operations.

Refer to Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements of environmental proceedings and other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

Executive Officers of the Registrant

Brunswick’s executive officers are listed in the following table:

Officer	Present Position	Age

Dustan E. McCoy	Chairman and Chief Executive Officer	57
Peter B. Hamilton (A)	Vice Chairman and President - Brunswick Boat Group	60
Patrick C. Mackey	Executive Vice President, Chief Operating Officer - Marine and President - Mercury Marine Group	60
Peter G. Leemputte	Senior Vice President and Chief Financial Officer	49
Tzau J. Chung	Vice President and President - Brunswick New Technologies	43
Warren N. Hardie	Vice President and President - Brunswick Bowling & Billiards	56
B. Russell Lockridge	Vice President and Chief Human Resources Officer	57
Alan L. Lowe	Vice President and Controller	55
Marschall I. Smith	Vice President, General Counsel and Secretary	62
John E. Stransky	Vice President and President - Life Fitness Division	55

(A)  Mr. Hamilton retired as Vice Chairman and President - Brunswick Boat Group effective January 31, 2007.

There are no familial relationships among these officers. The term of office of all elected officers expires May 2, 2007. The Executive Officers are appointed from time to time at the discretion of the Chief Executive Officer.

Dustan E. McCoy was named Chairman and Chief Executive Officer of Brunswick in December 2005. He was Vice President of Brunswick and President - Brunswick Boat Group from 2000 to 2005. From 1999 to 2000, he was Vice President, General Counsel and Secretary of Brunswick.

Peter B. Hamilton was Vice Chairman of Brunswick since 2000. He was President of Brunswick Bowling & Billiards from 2000 to February 2005, President, Life Fitness Division, from February 2005 to February 2006 and was named President - Brunswick Boat Group in February 2006. He retired as Vice Chairman and President - Brunswick Boat Group effective January 31, 2007.

Patrick C. Mackey was named Executive Vice President and Chief Operating Officer - Marine in January 2007. He has been President of Brunswick’s Mercury Marine Group since 2000. From 2000 to January 2007, he was Vice President of the Company.

Peter G. Leemputte has been Senior Vice President and Chief Financial Officer of Brunswick since August 2003. He was Vice President and Controller of Brunswick from 2001 to 2003.

Tzau J. Chung has been a Vice President of Brunswick since 2000 and was named President - Brunswick New Technologies, in February 2002. Prior to that he was Vice President - Strategic Planning of Brunswick from 2000 to 2002, and was Senior Vice President - Strategy and IT, for the Mercury Marine Group from 1997 to 2000.

Warren N. Hardie was named President - Brunswick Bowling & Billiards in February 2006. Previously, he was President - Bowling Retail from 1998 to February 2006.

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of Brunswick since 1999.

Alan L. Lowe has been Vice President and Controller of Brunswick since September 2003. Prior to joining Brunswick, he held a number of senior financial positions with FMC Technologies, Inc., including, most recently, Director - Financial Control.

Marschall I. Smith has been Vice President, General Counsel and Secretary of Brunswick since 2001.

John E. Stransky was named Vice President and President - Life Fitness Division in February 2006. He was President of the Billiards division from 1998 to 2005 and President - Brunswick Bowling & Billiards from February 2005 to February 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick’s common stock is traded on the New York, Chicago and London Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 20 - Quarterly Data in the Notes to Consolidated Financial Statements. As of February 21, 2007, there were 13,605 shareholders of record of the Company’s common stock.

In October 2006, Brunswick announced its annual dividend on its common stock of $0.60 per share, payable in December 2006. Brunswick intends to continue to pay annual dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company’s stockholders. Brunswick’s dividend policy may be affected by, among other things, the Company’s views on potential future capital requirements, including those relating to investments and acquisitions.

On May 4, 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of December 31, 2006, the Company’s remaining share repurchase authorization for the program was $366.2 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. Brunswick repurchased approximately 5.6 million shares under this program during 2006 for $195.6 million as discussed in Note 19 - Share Repurchase Program in the Notes to Consolidated Financial Statements. Set forth below is the information regarding the Company’s share repurchases during the fourth quarter of the year ended December 31, 2006:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)

10/01/06 - 10/28/06	—	$ —	—	$ 398,674
10/29/06 - 11/25/06	150,000	$ 32.52	150,000	$ 393,796
11/26/06 - 12/31/06	850,000	$ 32.43	850,000	$ 366,232

Total Share Repurchases	1,000,000	$ 32.44	1,000,000	$ 366,232

On April 1, 2006, the Company’s 1996 Preferred Share Purchase Rights Plan expired and was not renewed or replaced with another plan. Refer to Note 17 - Preferred Share Purchase Rights in the Notes to Consolidated Financial Statements for additional information.

Performance Graph

Comparison of Five-Year Cumulative Total Return among Brunswick, S&P 500 Index and S&P 500 Global Industry Classification Standard (GICS) Consumer Discretionary Index

	2001	2002	2003	2004	2005	2006
Brunswick	100.00	93.46	152.69	240.96	200.56	159.95
S&P 500 Index	100.00	76.63	96.85	105.56	108.73	123.54
S&P 500 GICS Consumer Discretionary Index	100.00	75.56	102.82	115.31	106.83	125.24

The basis of comparison is a $100 investment at December 31, 2001, in each of (i) Brunswick, (ii) the S&P 500 Index, and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel, and leisure equipment. Brunswick is included in this index and believes the other companies included in this index provide a representative sample of enterprises that are in primary lines of business that are similar to Brunswick, and are affected by economic cycles that are similar to those affecting Brunswick.

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2006, 2005 and 2004, have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2003, 2002 and 2001, have been derived from the consolidated financial statements of the Company that are not included herein. The financial data presented below have been restated to present discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(in millions, except per share data)	2006	2005	2004	2003	2002	2001
Results of operations data
Net sales	$5,665.0	$5,606.9	$5,058.1	$4,063.6	$3,711.9	$3,370.8
Operating earnings	$341.2	$468.7	$394.8	$223.5	$197.4	$191.1
Earnings before interest and taxes	$354.2	$524.1	$408.4	$233.6	$200.7	$179.5
Earnings before income taxes	$309.7	$485.9	$373.3	$204.0	$162.4	$132.2

Earnings from continuing operations	$263.2	$371.1	$263.8	$137.0	$104.1	$84.7
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax (A)	(129.3)	14.3	6.0	(1.8)	(0.6)	—
Cumulative effect of changes in accounting principle, net of tax (B)	—	—	—	—	(25.1)	(2.9)

Net earnings	$133.9	$385.4	$269.8	$135.2	$78.4	$81.8

Basic earnings (loss) per common share:
Earnings from continuing operations before accounting change	$2.80	$3.80	$2.76	$1.50	$1.16	$0.96
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	(1.38)	0.15	0.06	(0.02)	(0.01)	—
Cumulative effect of changes in accounting principle, net of tax (B)	—	—	—	—	(0.28)	(0.03)

Net earnings	$1.42	$3.95	$2.82	$1.48	$0.87	$0.93

Average shares used for computation of basic earnings per share	94.0	97.6	95.6	91.2	90.0	87.8

Diluted earnings (loss) per common share:
Earnings from continuing operations before accounting change	$2.78	$3.76	$2.71	$1.49	$1.15	$0.96
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	(1.37)	0.14	0.06	(0.02)	(0.01)	—
Cumulative effect of changes in accounting principle, net of tax (B)	—	—	—	—	(0.28)	(0.03)

Net earnings	$1.41	$3.90	$2.77	$1.47	$0.86	$0.93

Average shares used for computation of diluted earnings per share	94.7	98.8	97.3	91.9	90.7	88.1

(A)  Earnings (loss) from discontinued operations in 2006 includes an $85.6 million impairment charge ($73.9 million pre-tax) related to the Company’s announcement in December 2006 that proceeds from the sale of BNT are expected to be less than its book value. See Note 2 - Discontinued Operations in the Notes to Consolidated Financial Statements for further details.

(B)   In 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in a $25.1 million ($0.28 per share) charge as the cumulative effect of the change in accounting principle. In 2001, the Company adopted SFAS No. 133, Accounting for Derivatives and Hedging Activities, which resulted in a $2.9 million ($0.03 per share) charge as the cumulative effect of the change in accounting principle.

(in millions, except per share and other data)	2006	2005	2004	2003	2002	2001
Balance sheet data
Assets of continuing operations	$4,312.0	$4,414.8	$4,198.9	$3,523.4	$3,306.4	$3,157.5
Debt Short-term	$0.7	$1.1	$10.7	$23.8	$28.9	$40.0
Long-term	725.7	723.7	728.4	583.8	589.5	600.2
Total debt	726.4	724.8	739.1	607.6	618.4	640.2
Common shareholders’ equity (C)	1,871.8	1,978.8	1,712.3	1,323.0	1,101.8	1,110.9

Total capitalization (C)	$2,598.2	$2,703.6	$2,451.4	$1,930.6	$1,720.2	$1,751.1

Cash flow data Net cash provided by operating activities of continuing operations	$351.0	$421.6	$424.4	$405.7	$413.4	$299.3
Depreciation and amortization	167.3	156.3	153.6	149.4	148.4	160.4
Capital expenditures	205.1	223.8	163.8	157.7	112.6	111.4
Acquisitions of businesses	86.2	130.3	248.2	140.0	16.4	134.4
Investments	(6.1)	18.1	16.2	39.3	8.9	—
Stock repurchases	195.6	76.0	—	—	—	—
Cash dividends paid	55.0	57.3	58.1	45.9	45.1	43.8

Other data Dividends declared per share	$0.60	$0.60	$0.60	$0.50	$0.50	$0.50
Book value per share (C)	19.76	20.03	17.60	14.40	12.15	12.61
Return on beginning shareholders’ equity	6.8%	22.5%	20.4%	12.3%	7.0%	7.7%
Effective tax rate (D)	21.6%	22.3%	28.7%	32.8%	36.0%	36.0%
Debt-to-capitalization rate (C)	28.0%	26.8%	30.2%	31.5%	35.9%	36.6%
Number of employees	28,000	26,500	24,745	22,525	20,815	20,700
Number of shareholders of record	13,695	14,143	14,952	15,373	16,605	13,200
Common stock price (NYSE) High	$42.30	$49.50	$49.85	$32.08	$30.01	$25.01
Low	27.56	35.09	31.25	16.35	18.30	14.03
Close (last trading day)	31.90	40.66	49.50	31.83	19.86	21.76

(C)  Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which resulted in a $60.7 million decrease to Common shareholders’ equity.

(D)  The Company’s Effective tax rates in 2006, 2005 and 2004 reflected non-recurring tax benefits that were unique to their respective fiscal years. See Note 9 - Income Taxes in the Notes to Consolidated Financial Statements for further details regarding these items.

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures with respect to the Company’s operating results and cash flows. GAAP refers to generally accepted accounting principles in the United States. At times, management’s discussion of operating results excludes the effects of acquisitions, restructuring charges, an investment sale gain, non-recurring tax benefits and related effective tax rates, and management’s cash flow discussion includes an analysis of free cash flow. Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A of this Annual Report on Form 10-K.

Overview and Outlook

General

In 2006, Brunswick made significant progress toward achieving its strategic objective to solidify its leadership position in the marine, fitness and bowling & billiards industries by:

•	Introducing high-quality and reliable products with innovative and new technologies in all of Brunswick’s market segments;

•
Distributing products through a model that benefits the Company’s dealers and distributors by providing additional products and services that will make them more successful, improve the customer experience and, in turn, make Brunswick more successful;

•	Focusing on cost reduction initiatives through global sourcing and realignment of Brunswick’s manufacturing operations and organizational structure;

•	Continuing to expand and enhance Brunswick’s global manufacturing footprint to achieve best-cost positions; and

•	Acquiring and investing in businesses that will expand and enhance Brunswick’s product offerings, particularly in boats and parts & accessories.

While these activities are ongoing, Brunswick continued to see positive overall results from its efforts reflected in its financial performance despite difficult marine market conditions. Sales in 2006 from continuing operations increased 1.0 percent to $5,665.0 million, with gains reported by the Boat and Fitness segments. The increase in sales was primarily due to marine acquisitions and higher sales prices, partially offset by lower sales volumes resulting from reduced demand levels across the U.S. marine industry. Excluding incremental sales of $210.2 million from acquisitions, the Company’s sales from continuing operations declined 2.7 percent from 2005. Operating earnings from continuing operations for 2006 of $341.2 million, and operating margins of 6.0 percent, decreased from 2005, primarily as a result of higher raw material and production costs, unfavorable mix factors, the marine engine market’s transition to low-emission engines, which carry lower margins, and lower fixed-cost absorption due to reduced production rates in Brunswick’s marine businesses to achieve appropriate levels of dealer pipeline inventories. Also contributing to the decline in both operating earnings and margins was a $17.1 million pre-tax restructuring charge recorded during the fourth quarter. As discussed in Note 3 - Restructuring Activities in the Notes to Consolidated Financial Statements, total pre-tax restructuring charges recognized during the fourth quarter under this initiative were $18.9 million ($0.14 per diluted share), of which the remaining balance of $1.8 million was related to asset write-downs associated with a joint venture and recorded against equity earnings. These factors were partially offset by successful cost-reduction initiatives, the effects of higher pricing and acquisitions and the favorable effect of foreign currency translation. The Company also incurred additional costs for investments in research and development, marketing for new product launches and international operations to support future growth. See the Results of Operations section below for further discussion.

Accomplishments in support of the Company’s strategic objectives in 2006 include:

New products:

–
The continued rollout of Mercury Marine’s Verado, a family of supercharged four-stroke outboard engines, into smaller naturally aspirated four-cylinder models ranging from 135 to 175 horsepower, complementing the larger six-cylinder supercharged models, ranging from 200 to 300 horsepower;

–
The debut of single-cylinder 2.5 and 3.5 horsepower four-stroke outboard engines, allowing Mercury Marine to offer a full line of four-stroke engines from 2.5 horsepower through the 300 horsepower Verado;

–	Introduction of two new direct-injected OptiMax two-stroke outboard engines with 250 and 300 horsepower;

–
New boat models across all boat divisions, many of which utilize Brunswick’s High Performance Product Development (HPPD) process to integrate the design, engineering and manufacturing processes from start to finish;

–	New cardiovascular and strength training fitness product offerings, including the T5 and T7 treadmill series and the Summit Trainer, designed to simplify and enhance the workout experience;

–	Opening of a state-of-the-art research and development lab in Life Fitness’ Franklin Park, Illinois, facility, which is being used to drive innovation and future product improvements;

–
Launch of Vivo, Life Fitness’ new wireless connectivity technology that integrates health clubs, fitness equipment, and exercisers to provide a more personalized workout experience by allowing users to record workout data and track progress toward their goals, and allowing health clubs to obtain enhanced data on usage and programs to better market them to their customers; and

–	Continued expansion of the larger Brunswick Zone XL family bowling entertainment centers.

Manufacturing realignment:

–
Consolidation of certain boat manufacturing facilities, sales offices and distribution centers to streamline operations, including the transfer of Lund Canada production from Steinbach, Manitoba, Canada, to Lund’s New York Mills, Minnesota, facility, and the transfer of a portion of US Marine’s Bayliner production from one of its two Cumberland, Maryland, plants to its operations in Pipestone, Minnesota;

–	Streamlined organizational structure across the Boat Group to advance the integration of Brunswick’s marine operations and enhance the ability to achieve new efficiencies and networking competencies;

–	Commenced bowling ball manufacturing operations in Reynosa, Mexico, to which the transition from Muskegon, Michigan, will be completed in 2007; and

–	Announcement of the relocation of Brunswick’s Valley-Dynamo manufacturing operations from Richland Hills, Texas, to Reynosa, Mexico, where production is expected to commence in early- to mid-2007.

Acquisitions:

–	Purchase of Cabo Yachts, which complements the sportfishing convertibles offered by Brunswick’s Albemarle and Hatteras brands, the three of which now comprise the Hatteras Collection;

–	Acquisition of Diversified Marine, which adds significant capacity to Brunswick’s parts and accessories business and provides an essential distribution hub in the western United States; and

–	Acquisition of Blue Water Dealer Services, allowing Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers.

International Operations:

–
Increased investments in operations in Europe, the Pacific Rim and Latin America supporting international sales, which now represent approximately 32 percent of net sales from continuing operations; and

–	Purchase of an additional 13.3 percent of the outstanding stock of Protokon, a Hungarian fitness equipment manufacturer, which allows Brunswick to better service fitness customers in Europe.

Returning Value to Shareholders:

–	Continued purchases under a $500 million share repurchase program, buying back approximately 5.6 million shares of Brunswick common stock for approximately $196 million during 2006; and

–	Maintaining an annual dividend payment of $0.60 per share.

Discontinued Operations

As discussed in Note 2 - Discontinued Operations in the Notes to Consolidated Financial Statements, on April 27, 2006, the Company announced its intention to sell the majority of the Brunswick New Technologies (BNT) business unit, which consists of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. These BNT businesses have become increasingly concentrated in markets outside of the Company’s core business segments - marine, fitness, bowling and billiards - and continued growth requires significant investment to ensure successful new product introductions. The Company believes that BNT’s long-term prospects may be better under different ownership. In December 2006, Brunswick announced that increasingly challenging market conditions and pricing pressures in the highly competitive PND business were adversely affecting the operating performance of BNT and the Company’s ability to sell BNT at or above book value. Based on the performance of the PND and marine electronics operations and discussions with potential buyers, the Company concluded that proceeds from the sale of BNT will be less than its book value. These conditions resulted in a pre-tax non-cash asset impairment charge of $73.9 million, $85.6 million after-tax, in the fourth quarter of 2006. The after-tax impairment amount includes the reversal of previously recorded tax-benefited operating losses that are no longer expected to be recoverable. In February 2007, Brunswick announced that it had signed definitive agreements to sell BNT’s marine electronics and PND businesses. The Company is continuing to pursue the sale of the wireless fleet tracking business.

During the second quarter of 2006, Brunswick began reporting the results of these BNT businesses, which were previously reported in the Marine Engine segment, as discontinued operations for all periods presented. The Company’s results, as discussed in Management’s Discussion and Analysis, reflect continuing operations only, unless otherwise noted.

Outlook for 2007

Looking ahead to 2007, the Company expects domestic retail demand for marine products to continue to decrease in the low- to mid-single digit percentages. As a result of this reduction in retail demand, Brunswick will continue its efforts to achieve appropriate levels of dealer inventories by reducing production of boats and marine engines. The Company anticipates that sales will benefit from the introduction of new products and the full-year benefit of businesses acquired in 2006, along with favorable pricing. Considering all of these factors, 2007 marine sales are expected to be down slightly as compared with 2006. Sales for 2007 in both the Fitness and Bowling & Billiards segments are expected to increase in the low- to mid-single digit percentages. Overall, reported sales for 2007 are expected to be relatively flat, plus or minus a couple of percentage points.

Operating earnings and margins for 2007 will be adversely affected by the continued production declines, as discussed above. These actions will have an unfavorable effect on margins due to lower fixed-cost absorption and an unfavorable product mix, as production cutbacks will be greater in certain higher-margin boat categories. These factors, along with continued increases in raw materials, production, and freight and distribution costs and restored variable compensation costs, are not expected to be offset by improvements in pricing, growth in international marine operations and cost containment efforts during 2007. Brunswick’s effective tax rate in 2007 is expected to be approximately 32 percent, excluding the effect of any non-recurring tax items that may occur.

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

The Company has used the non-GAAP financial measures that are included in Management’s Discussion and Analysis for several years. Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that Brunswick uses and to better evaluate its ongoing business performance. Brunswick’s management believes that for the years ended December 31, 2006, 2005 and 2004, the presentation of (i) diluted earnings per share excluding non-recurring tax benefits in 2006, 2005 and 2004 and an investment sale gain in the first quarter of 2005; (ii) net sales excluding acquisitions not reflected in the prior year’s results; (iii) the Company’s financial results excluding the effect of restructuring charges incurred during 2006; and (iv) the Company’s effective tax rate excluding the effect of non-recurring tax benefits and the investment sale, provide a more meaningful comparison to prior results.

Acquisitions. Brunswick’s operating results for the year ended December 31, 2006, include the operating results from acquisitions completed in 2006 and 2005. Approximately 4 percent of Brunswick’s sales during 2006 can be attributed to incremental sales from the following acquisitions:

Date	Description	Segment

2/28/05	Albemarle Boats, Inc. (Albemarle)	Boat
5/27/05	Triton Boat Company, L.P. (Triton)	Boat
6/20/05	Supra-Industria Textil, Lda. (Valiant) - 51 percent	Marine Engine
7/07/05	Kellogg Marine, Inc. (Kellogg)	Boat
9/16/05	Harris Kayot Marine, LLC (Harris Kayot)	Boat
2/16/06	Cabo Yachts, Inc. (Cabo)	Boat
4/26/06	Diversified Marine Products, L.P. (Diversified)	Boat

Albemarle provides the Company with the opportunity to offer a more complete range of offshore sportfishing boats, building on offerings of the Hatteras brand. Triton adds bass boats to Brunswick’s product lineup, as well as a broader range of saltwater and aluminum fishing boats. The Valiant brand of rigid inflatable boats enhances Brunswick’s product offerings in Europe. Kellogg complements Brunswick’s previous acquisitions of Benrock, Inc. and Land ‘N’ Sea Corporation and provides an essential distribution hub in the northeastern United States. Harris Kayot advances Brunswick’s position in the pontoon market and complements the Company’s existing boat portfolio with premium runabout and deck boat product lines. Cabo complements the Company’s previous acquisitions of Hatteras Yachts, Inc. and Albemarle, allowing Brunswick to offer a full range of sportfishing convertibles from 24 to 90 feet. Diversified complements Brunswick’s previous acquisitions of Benrock, Inc., Land ‘N’ Sea Corporation and Kellogg, allowing Brunswick to provide same- or next-day delivery of marine parts and accessories nationwide by expanding the Company’s parts and accessories business to the West Coast of the United States.

Approximately 5 percent of Brunswick’s sales during 2005 can be attributed to incremental sales from the following acquisitions:

Date	Description	Segment

4/01/04	Lowe, Lund, Crestliner	Boat
12/31/04	Sea Pro, Sea Boss and Palmetto boats (Sea Pro)	Boat
2/28/05	Albemarle Boats, Inc.	Boat
5/27/05	Triton Boat Company, L.P.	Boat
6/20/05	Supra-Industria Textil, Lda. - 51 percent	Marine Engine
7/07/05	Kellogg Marine, Inc.	Boat
9/16/05	Harris Kayot Marine, LLC	Boat

The Lowe, Lund and Crestliner boat brands provided the Company with the opportunity to offer products in all major aluminum boat segments and to leverage engine synergies with Brunswick’s Mercury Marine Group. The Sea Pro, Sea Boss and Palmetto boat brands provided Brunswick with the opportunity to offer a distinctive array of offshore saltwater fishing boats.

Refer to Note 6 - Acquisitions in the Notes to Consolidated Financial Statements for a detailed description of these acquisitions.

Tax Items and Investment Sale Gain. The comparison of net earnings per diluted share between 2006, 2005 and 2004, is affected by tax items and the gain on the sale of an investment, which are described below. The effect of these items on diluted earnings per share is as follows:

	2006	2005	2004

Net earnings from continuing operations per diluted share — as reported	$2.78	$3.76	$2.71
Tax items	(0.50)	(0.31)	(0.10)
Investment sale gain	—	(0.32)	—

Net earnings from continuing operations per diluted share — as adjusted	$2.28	$3.13	$2.61

Management believes that the presentation of earnings per diluted share, excluding these items, provides a more meaningful comparison of current and prior year results because these items are unique to their respective fiscal years:

•
Tax Items: During 2006, the Company reduced its tax provision primarily due to $47.0 million of tax benefits ($0.50 per diluted share), consisting of $42.6 million of tax reserve reassessments of underlying exposures and the recognition of a $4.4 million interest receivable related to the completion of IRS audits of prior taxable years. Refer to Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for further detail.

In 2005, Brunswick reduced its tax provision by $30.8 million ($0.31 per diluted share), primarily as a result of refinements in the calculation of prior years’ extraterritorial income tax benefit, tax reserve reassessments of underlying exposures and the Company’s election to apply the indefinite reversal criterion of APB No. 23, “Accounting for Income Taxes - Special Areas” (APB 23), to the undistributed net earnings of certain foreign subsidiaries. The Company determined that approximately $37 million of undistributed net earnings from continuing operations, as well as the future net earnings, of these foreign subsidiaries will be indefinitely reinvested in operations outside of the United States. These earnings will provide Brunswick with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift Brunswick’s acquisition focus to Europe and Asia. The Company’s current intentions satisfy the indefinite reversal criterion of APB 23. In addition, Brunswick’s 2005 tax rate benefited from the utilization of previously unrecognized loss carryforwards applied in connection with the MarineMax investment sale gain discussed below. See Note 9 - Income Taxes in the Notes to Consolidated Financial Statements for further details.

In 2004, the Internal Revenue Service completed its routine audit of tax years 1998 through 2001. Following the completion of the examination of this four-year period, the Company reduced its tax reserves and, consequently, its tax provision by $10.0 million ($0.10 per diluted share).

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

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004:

				2006 vs. 2005 Increase/(Decrease)			2005 vs. 2004 Increase/(Decrease)
	2006	2005	2004	$	%		$	%
(in millions, except per share data)
Net sales	$5,665.0	$5,606.9	$5,058.1	$58.1	1.0%		$548.8	10.9%
Gross margin (A) (C)	$1,225.7	$1,321.6	$1,248.5	$(95.9)	(7.3)%		$73.1	5.9%
Operating earnings (C)	$341.2	$468.7	$394.8	$(127.5)	(27.2)%		$73.9	18.7%
Net earnings	$263.2	$371.1	$263.8	$(107.9)	(29.1)%		$107.3	40.7%

Diluted earnings per share	$2.78	$3.76	$2.71	$(0.98)	(26.1)%		$1.05	38.7%

Expressed as a percentage of Net sales (B)
Gross margin (C)	21.6%	23.6%	24.7%		(200	)bpts		(110	)bpts
Selling, general and administrative expense (C)	13.3%	13.0%	14.6%		30	bpts		(160	)bpts
Research & development expense	2.3%	2.2%	2.3%		10	bpts		(10	)bpts
Operating margin (C)	6.0%	8.4%	7.8%		(240	)bpts		60	bpts
__________

bpts = basis points

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

(B)  Percentages are determined by using the following numerators expressed as a percentage of Net sales: Gross margin as defined in (A), Selling, general and administrative expense, Research and development expense and Operating earnings as presented in the Consolidated Statements of Income.

(C)  Operating earnings for the year ended December 31, 2006, included a $17.1 million pre-tax restructuring charge, of which $7.6 million was recorded as Cost of sales and reflected in Gross margin. Excluding the $17.1 million restructuring charge, Gross margin and Operating margin were 21.8 percent and 6.3 percent, respectively, and Selling, general and administrative expense as a percentage of sales was 13.1 percent. Total pre-tax restructuring charges were $18.9 million, with the remaining $1.8 million balance recorded against equity earnings. See Note 3 - Restructuring Activities in the Notes to Consolidated Financial Statements for further details regarding these changes.

2006 vs. 2005

The increase in sales was primarily due to acquisitions completed in 2006 and 2005 in the Boat and Marine Engine segments, higher Fitness segment sales resulting from increased sales volumes and improved product mix, and sales gains at bowling retail centers. Excluding incremental sales of $210.2 million from acquisitions, sales decreased 2.7 percent in 2006, primarily due to lower retail demand for marine products compared with 2005, especially with respect to sales of domestic outboard engines and fiberglass boats. These decreases were partially offset by growth in non-U.S. sales in the Boat, Marine Engine and Fitness segments, as well as favorable pricing.

Non-U.S. sales increased $42.1 million to $1,802.4 million in 2006, with the largest contributions coming from the Latin American region, which increased $24.6 million to $158.3 million, and the Africa and Middle East region, which increased $14.3 million to $87.2 million. This growth was largely attributable to higher sales of fitness equipment, boats and outboard engines.

Brunswick’s gross margin percentage decreased 200 basis points in 2006 to 21.6 percent from 23.6 percent in 2005. This decrease was the result of higher raw material and component costs; lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand; and the full-year effect of the transition to low-emission outboard engines, which carry lower margins than the carbureted two-stroke outboards they replaced. Gross margin also decreased due to a shift in product mix, as sales volumes decreased in some of the higher-margin fiberglass boat lines, and higher sales from acquired businesses, which have lower margins than Brunswick’s core brands. Also contributing to the decrease in gross margin percentage was a restructuring charge of $7.6 million recorded during the fourth quarter of 2006 for severance costs, asset write-downs and other costs associated with workforce reductions, plant shutdowns and distribution realignment actions. Total pre-tax restructuring charges recognized during the fourth quarter under this initiative were $18.9 million, of which $9.5 million was recorded in operating expenses. The remaining balance of $1.8 million was related to asset write-downs associated with a joint venture and recorded against equity earnings. These unfavorable factors were partially offset by favorable pricing and lower variable compensation expense.

Operating expenses increased $31.6 million to $884.5 million in 2006, primarily due to the effect of acquisitions; the $9.5 million restructuring charge recorded in the fourth quarter of 2006 as discussed above; the unfavorable effect of inflation on wages and benefits; the absence of a reduction in Marine Engine segment bad debt reserves that occurred in the third quarter of 2005 resulting from improved credit experience in international markets; a reduction in gains associated with the sale of bowling centers; and increased investments in research and development expenses, particularly in the Marine Engine and Fitness segments. These increases were partially offset by reduced variable compensation expense; a favorable settlement with an insurance carrier on environmental coverage; the absence of legal expenses incurred in 2005 related to a dispute with a supplier in China as discussed in Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements; lower costs associated with the transition of bowling ball production from Michigan to Reynosa, Mexico; and other cost-reduction initiatives. Excluding incremental operating expenses of $25.1 million from acquisitions and the $9.5 million restructuring charge, operating expenses decreased 0.4 percent from the prior year.

Operating earnings decreased to $341.2 million in 2006 from $468.7 million in 2005. The decrease in operating earnings was mainly due to the decline in sales volumes and the factors affecting gross margin and operating expenses discussed above. The decrease was partially offset by contributions from acquisitions, the benefit of a weaker dollar and cost-reduction initiatives.

In the first quarter of 2005, Brunswick sold 1,861,200 shares of common stock of MarineMax, its largest boat dealer. Proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses. Brunswick recorded a pre-tax gain of $38.7 million on the sale. Refer to Note 7 - Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

Interest expense increased $7.3 million in 2006 compared with 2005, primarily due to additional interest incurred on the $250 million floating rate notes issued in July 2006, as described in Note 13 - Debt in the Notes to Consolidated Financial Statements, coupled with the unfavorable effects of higher short-term interest rates compared with the prior year. Interest income increased $1.0 million in 2006 from 2005 due to a higher average invested cash balance as a result of proceeds from the floating rate notes issuance during the second half of 2006, as well as increasing rates of return on invested cash balances.

Brunswick’s effective tax rate in 2006 decreased to 15.0 percent from 23.6 percent in 2005, mostly due to higher non-recurring tax benefits in 2006 compared with the prior year. During the year ended December 31, 2006, the Company recognized non-recurring tax benefits of $47.0 million, consisting of $42.6 million of tax reserve reassessments of underlying exposures and recording an additional tax receivable of $4.4 million for interest related to prior taxable years as the claims were filed in the current year, as discussed in Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements. Excluding tax benefits, the Company’s effective tax rate for 2006 was 30.2 percent.

In 2005, the Company recognized $30.8 million of non-recurring tax benefits, primarily due to refinements in the calculation of prior years’ extraterritorial income tax benefit, the reassessment of tax reserves for underlying exposures and the Company’s APB 23 assertion to indefinitely reinvest the undistributed net earnings of certain foreign subsidiaries, as discussed above. In addition, Brunswick utilized previously unrecognized capital loss carryforwards on the gain on the sale of MarineMax stock as discussed above. The 2005 tax rate was further affected by foreign earnings in lower effective tax rate jurisdictions. Refer to Note 9 - Income Taxes in the Notes to Consolidated Financial Statements for further details with respect to these tax benefits. Excluding these non-recurring tax benefits, the Company’s effective tax rate for 2005 was 30.9 percent. Both the 2006 and 2005 effective tax rates were lower than the statutory rate as a result of the research and development tax credit and the extraterritorial income tax benefit. Management believes that presentation of the effective tax rate, excluding the non-recurring tax benefits in 2006 and 2005 and the investment sale gain in 2005, provides a more meaningful comparison because these tax benefits are unique to their respective periods.

Net earnings and diluted earnings per share decreased primarily due to the same factors discussed above in operating earnings. Excluding the $47.0 million and $30.8 million of non-recurring tax benefits in 2006 and 2005 discussed above, respectively, and the gain on the sale of Brunswick’s investment in MarineMax reported in 2005, diluted earnings per share would have been $2.28 and $3.13 per diluted share for 2006 and 2005, respectively. Management believes that presentation of diluted earnings per share, excluding the non-recurring tax benefits and the investment sale gain, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 94.7 million in 2006 from 98.8 million in 2005. The decrease in average shares outstanding was primarily due to the repurchase of approximately 5.6 million shares during 2006, as well as the full-year benefit of 2005 share repurchases, as discussed in Note 19 - Share Repurchase Program in the Notes to Consolidated Financial Statements.

Sales from discontinued operations decreased to $306.3 million in 2006 from $325.0 million in 2005, as BNT took necessary discounting and promotional actions to meet competitive pricing pressures, especially in the European consumer portable navigation device market. Pre-tax operating losses from discontinued operations in 2006, before impairment, were $65.0 million, compared with pre-tax operating earnings of $9.9 million in 2005. In addition to the factors affecting sales, the reduction in pre-tax operating earnings from discontinued operations was also due to efforts to reduce inventory for BNT as well as for its dealers and to maintain competitive pricing in anticipation of new product launches in late 2006, in addition to certain investment write-offs that were recorded during the year. Additionally, based on Brunswick’s December 2006 announcement that the proceeds from the sale of BNT were expected to be less than its book value at that time, BNT recognized a non-cash impairment charge of $73.9 million, $85.6 million after-tax, in the fourth quarter of 2006. The after-tax impairment amount reflects the reversal of previously recorded tax-benefited operating losses.

2005 vs. 2004

The increase in sales in 2005 was due to higher Boat, Marine Engine and Bowling & Billiards segment sales performance. Approximately 49 percent of the increase in sales was from organic growth, defined as sales from the Company’s businesses that have operating results in comparable periods presented. The remaining growth was due to acquisitions completed in 2005 and 2004. Both the Boat and Marine Engine segments benefited from an improved marine market, particularly in the first half of the year, and higher pricing in 2005. Organic sales growth from the Boat segment resulted from higher wholesale shipments to boat dealers domestically and internationally, favorable pricing and a positive mix shift to higher-priced cruisers and sportyachts. Marine Engine segment sales increased primarily due to higher revenues from outboard engines and sterndrives as a result of growth in non-U.S. markets and growth in Mercury Marine’s parts and service business.

Non-U.S. sales increased $204.7 million to $1,760.3 million in 2005. Sales increased most notably in Europe, Canada and the Pacific Rim, which increased by $77.0 million, $38.4 million and $37.7 million, respectively. This increase was primarily due to an increase in sales of boats and outboard engines.

Brunswick’s gross margin percentage decreased 110 basis points in 2005 to 23.6 percent from 24.7 percent in 2004. This decrease was the result of the transition to low-emission outboard engines in the second half of the year, which carry lower margins than the carbureted two-stroke outboards they are replacing; lower fixed-cost absorption and inefficiencies due to reduced production rates during the second half of 2005 as a result of the Company’s effort to reduce marine customer inventory levels, especially for Brunswick’s aluminum boat businesses; and costs required to start up the Company’s manufacturing capacity in China to produce outboard engines and boats. These factors were partially offset by favorable pricing in the Boat and Marine Engine segments and reduced warranty costs as a result of quality improvements.

Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased 160 basis points to 13.0 percent of sales, down from 14.6 percent of sales in 2004. During 2005, SG&A expenses decreased $7.5 million to $729.4 million, primarily due to lower variable compensation expenses, $6.7 million in reduced compensation expense from Brunswick’s CEO transition and the elimination of operating expenses due to the divestiture of the Omni fitness retail stores in the fourth quarter of 2004. SG&A expenses also benefited from a reduction in bad debt reserves due to improved international customer payment performance and the improved financial condition of certain domestic customers. These factors were largely offset by acquisitions; research, development and marketing investments in new products; and expenses related to a dispute with a Chinese supplier, as discussed in Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements, recorded in the Company’s Bowling & Billiards segment.

Operating earnings increased to $468.7 million in 2005 from $394.8 million in 2004. The increase in operating earnings was primarily due to the increase in sales, partially offset by the factors affecting gross margin percentage and SG&A expenses as discussed above. Additionally, the Company increased its investment in research and development by $6.7 million in 2005 compared with 2004.

Interest expense increased $8.0 million in 2005 compared with 2004, primarily due to the full year effect of debt issued in mid-2004 and the effects of higher short-term interest rates. See Note 13 - Debt in the Notes to Consolidated Financial Statements for details on the issuance of the debt. Interest income increased $4.9 million in 2005 compared with 2004 as a result of higher average cash balances and higher interest rates.

In the first quarter of 2005, Brunswick sold 1,861,200 shares of common stock of MarineMax, its largest boat dealer. Proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses. Brunswick recorded a pre-tax gain of $38.7 million on the sale. Refer to Note 7 - Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

The lower effective tax rate of 23.6 percent in 2005 was primarily due to non-recurring tax benefits of $30.8 million recognized by the Company, resulting from refinements in the calculation of prior years’ extraterritorial income tax benefit, the reassessment of tax reserves for underlying exposures and the Company’s APB 23 assertion to indefinitely reinvest the undistributed net earnings of certain foreign subsidiaries, as discussed above. In addition, Brunswick utilized previously unrecognized capital loss carryforwards on the gain on the sale of MarineMax stock as discussed above. The 2005 tax rate was further favorably affected by higher foreign earnings in lower effective tax rate jurisdictions. Refer to Note 9 - Income Taxes in the Notes to Consolidated Financial Statements for further details with respect to these tax benefits. In 2004, the Company recorded a $10.0 million reduction of its tax reserves following the Internal Revenue Service’s completion of its routine audit of tax years 1998 through 2001, resulting in an effective tax rate of 29.3 percent in 2004.

Excluding the tax benefits of these items, the Company’s effective tax rates for 2005 and 2004 were 30.9 percent and 32.0 percent, respectively. Both the 2005 and 2004 effective tax rates were lower than the statutory rate because of the research and development tax credit and the extraterritorial income tax benefit. Management believes that presentation of the effective tax rate, excluding the non-recurring tax benefits in 2005 and 2004 and the investment sale gain in 2005, provides a more meaningful comparison because these tax benefits are unique to their respective periods.

The increases in net earnings and diluted earnings per share were largely attributable to the same factors discussed above in operating earnings, the gain on the sale of Brunswick’s investment in MarineMax and the lower effective tax rate. Excluding the $30.8 million and $10.0 million of non-recurring tax benefits in 2005 and 2004 discussed above, respectively, and the gain on the sale of Brunswick’s investment in MarineMax reported in 2005, diluted earnings per share would have been $3.13 and $2.61 per diluted share for 2005 and 2004, respectively. Management believes that presentation of diluted earnings per share, excluding the non-recurring tax benefits and the investment sale gain, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share increased to 98.8 million in 2005 from 97.3 million in 2004. The increase in average shares outstanding was primarily due to the exercise of stock options during 2005 and 2004, partially offset by the repurchase of approximately 1.9 million shares in the second half of 2005 as discussed in Note 19 - Share Repurchase Program in the Notes to Consolidated Financial Statements.

Sales from discontinued operations increased to $325.0 million in 2005 from $173.6 million in 2004, primarily due to higher sales of navigation products in international markets, particularly in Europe and the Pacific Rim. Pre-tax operating earnings from discontinued operations increased to $9.9 million in 2005, compared with $5.2 million in 2004. Higher operating earnings were largely attributable to the increase in sales, especially from global positioning systems-based products, which was largely offset by higher SG&A expenses to support the business’ international growth and an increase in investments in research and development.

Segments

The Company operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards. Refer to Note 5 - Segment Information in the Notes to Consolidated Financial Statements for details on the operations of these segments.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2006, 2005 and 2004:

				2006 vs. 2005 Increase(Decrease)			2005 vs. 2004 Increase/(Decrease)
	2006	2005	2004	$	%		$	%
(in millions)
Net sales	$2,864.4	$2,783.4	$2,285.0	$81.0	2.9%		$498.4	21.8%
Operating earnings (A)	$135.6	$192.5	$150.4	$(56.9)	(29.6)%		$42.1	28.0%
Operating margin (A)	4.7%	6.9%	6.6%		(220	)bpts		30	bpts
Capital expenditures	$75.8	$74.7	$56.5	$1.1	1.5%		$18.2	32.2%
__________

bpts=basis points

(A)  Consolidated operating earnings for the year ended December 31, 2006, included a restructuring charge, as discussed in the Consolidated Results of Operations above, of which $4.2 million was recorded in the Boat segment. Excluding the $4.2 million restructuring charge, Operating margin was 4.9 percent in 2006.

2006 vs. 2005

The increase in Boat segment sales was mainly attributable to acquisitions completed in 2006 and 2005. Excluding incremental sales of $201.1 million from acquired businesses, organic Boat segment sales declined by 4.3 percent from the prior year, primarily due to reduced marine retail demand in domestic markets, as well as lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories. Increased promotional incentives, particularly for some higher-margin fiberglass boat lines, also contributed to lower sales. The sales decrease was partially offset by favorable pricing and improved sales in non-U.S. markets, most notably Canada and Latin America.

Excluding incremental operating expenses of $24.1 million from acquisitions, Boat segment operating expenses decreased 2.1 percent from the prior year. Boat segment operating earnings decreased from 2005 as the favorable effect of slightly higher sales, together with successful cost control efforts and lower variable compensation expense, was more than offset by lower fixed-cost absorption as a result of reduced production levels across the segment’s brands, an unfavorable shift in product mix as sales volumes decreased in some of the higher-margin fiberglass boat lines, higher raw material and production costs and increased freight expenses. In addition, a $4.2 million restructuring charge was recorded against Boat segment operating earnings during the fourth quarter of 2006, related to the consolidation of certain US Marine and Lund boat manufacturing facilities, sales offices and distribution centers to streamline operations.

Capital expenditures in 2006 and 2005 were primarily related to tooling costs for the production of new models. Additionally, capital expenditures in 2006 included the acquisition of an interest in a marina. Capital expenditures in 2005 were also related to the acquisition of a boat plant in North Carolina in 2005 to expand capacity for the production of Hatteras sportfishing convertibles and motoryachts, as well as the expansion of a boat manufacturing plant in Reynosa, Mexico.

2005 vs. 2004

Sales from the acquisitions completed in 2005 and 2004 accounted for approximately 52 percent of the increase in segment sales in 2005. Organic sales growth, driven by an improved marine market, particularly in the first half of 2005, resulted from higher wholesale shipments to both domestic and international boat dealers, favorable pricing across most fiberglass boat brands and a positive mix shift to higher-priced cruisers and sportyachts. These sales increases were partially offset by lower sales volumes of aluminum boats as a result of weak market conditions in the upper Midwest and actions taken by the Company to reduce dealer inventory levels.

The increase in operating earnings was primarily due to the increase in sales, successful cost reduction initiatives and operational efficiencies. Operating earnings also benefited from the favorable mix shift to more profitable cruisers and sportyachts and the completion in 2004 of the amortization of an intangible asset from the 1986 acquisition of Sea Ray. Partially offsetting these favorable factors were higher research and development expenses and raw material costs. Operating earnings were also adversely affected by lower fixed-cost absorption during the second half of 2005, resulting from the decrease in production volumes necessary to maintain healthy boat pipeline inventories, most notably for the aluminum boat brands.

The increase in capital expenditures was primarily related to tooling for the production of new models; the acquisition of a boat plant in North Carolina to expand capacity for the production of Hatteras sportfishing convertibles and motoryachts; the expansion of a boat manufacturing plant in Reynosa, Mexico; and capital spending related to the acquisitions described above.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2006, 2005 and 2004:

				2006 vs. 2005 Increase/(Decrease)			2005 vs. 2004 Increase/(Decrease)
	2006	2005	2004	$	%		$	%
(in millions)
Net sales	$2,271.3	$2,300.6	$2,165.8	$(29.3)	(1.3)%		$134.8	6.2%
Operating earnings (A)	$193.8	$250.5	$237.2	$(56.7)	(22.6)%		$13.3	5.6%
Operating margin (A)	8.5%	10.9%	11.0%		(240	)bpts		(10)	bpts
Capital expenditures	$72.5	$91.5	$68.7	$(19.0)	(20.8)%		$22.8	33.2%
__________

bpts=basis points

(A)  Consolidated operating earnings for the year ended December 31, 2006, included a restructuring charge, as discussed in the Consolidated Results of Operations above, of which $9.5 million was recorded in the Marine Engine segment. Excluding the $9.5 million restructuring charge, Operating margin was 9.0 percent in 2006.

2006 vs. 2005

Sales recorded by the Marine Engine segment, which is comprised of the Mercury Marine Group, decreased slightly from 2005, mainly due to a decline in domestic outboard engine sales volume compared with a stronger marine environment in the prior year, as well as efforts to reduce pipeline inventories held by customers. These factors were partially offset by higher engine pricing; international sales growth, especially in European and Latin American markets; an acquisition completed in 2005; a greater mix of low-emission outboard engines, which have higher prices; and the favorable effect of foreign currency translation.

The decrease in operating earnings for the Marine Engine segment was largely attributable to the lower sales volumes discussed above, as well as higher raw material costs; lower fixed-cost absorption due to reduced production levels to maintain appropriate dealer and customer pipeline inventories; the full-year effect of the mix shift to low-emission outboard engines; the absence of a reduction in bad debt reserves that occurred in the third quarter of 2005 resulting from improved credit experience in international markets; and costs to ramp up Asian manufacturing facilities. The positive effects of lower variable compensation expense, successful cost-reduction initiatives, a gain on the sale of property in the first quarter of 2006 and a favorable settlement with an insurance carrier on environmental coverage in the second quarter were partially offset by higher research and development expenses. In addition, a $9.5 million restructuring charge was recorded against Marine Engine segment operating earnings during the fourth quarter of 2006, primarily related to severance costs, asset write-downs and other expenses associated with actions to improve the Company’s cost structure and streamline sales operations.

The decrease in capital expenditures was largely due to investments in 2005 for the development of the new line of 75, 90 and 115 horsepower naturally aspirated four-stroke outboard engines, as well as the completion of tooling for the four-cylinder supercharged Verado engines. The decrease was partially offset by expenditures in 2006 for the completion of a second four-stroke outboard production line and plant expansions for die cast operations, as well as investments in information technology.

2005 vs. 2004

In 2005, Marine Engine segment sales increased primarily due to higher revenues from outboard engines and sterndrives as a result of growth in international markets, a greater sales mix of low-emission outboard engines, which have higher prices, and growth in the marine parts and service business.

In addition to the factors benefiting sales, the increase in Marine Engine segment operating earnings was primarily due to successful cost-containment actions, reduced warranty costs as a result of quality improvements, a reduction in bad debt reserves due to improved international credit experience, as well as the improved financial condition of certain domestic customers, and lower variable compensation costs. These factors were partially offset by strategic investments for increased marketing and promotional activities for the four-cylinder supercharged Verado engines, as well as start-up costs associated with both the new outboard engine manufacturing facility in China and a new four-stroke production line. In the second half of 2005, operating earnings were also adversely affected by the transition to lower-margin low-emission outboard engines and lower fixed-cost absorption as a result of reduced production levels to achieve balanced pipeline inventories.

The increase in capital expenditures was largely due to investments in 2005 for the development of the new line of 75, 90 and 115 horsepower naturally aspirated four-stroke outboard engines that were launched in early 2006 and completion of the four-cylinder supercharged Verado engine.

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2006, 2005 and 2004:

				2006 vs. 2005 Increase/(Decrease)			2005 vs. 2004 Increase/(Decrease)
	2006	2005	2004	$	%		$	%
(in millions)
Net sales	$593.1	$551.4	$558.8	$41.7	7.6%		$(7.4)	(1.3)%
Operating earnings	$57.8	$56.1	$44.2	$1.7	3.0%		$11.9	26.9%
Operating margin	9.7%	10.2%	7.9%		(50	)bpts		230	bpts
Capital expenditures	$11.0	$11.2	$8.3	$(0.2)	(1.8)%		$2.9	34.9%
__________

bpts=basis points

2006 vs. 2005

The increase in Fitness segment sales was largely attributable to higher domestic sales and increased international commercial sales volumes, particularly in the Pacific Rim, as health clubs continued to expand. Sales momentum for consumer fitness products grew in all markets with the successful introduction of new cardiovascular and strength equipment. Sales growth in domestic markets was partially offset by competitive pricing pressures in international markets.

Fitness segment operating earnings benefited from the higher sales volumes discussed above, as well as from lower variable compensation expense and cost-reduction initiatives. These factors were partially offset by a shift in mix toward strength equipment, which has lower margins than cardiovascular product lines, as well as higher raw materials, freight and distribution costs, increased research and development investments for new product introductions and the unfavorable effect of inflation on wages and benefits.

Capital expenditures in 2006 and 2005 were primarily related to tooling for new products and software development. Additionally, capital expenditures in 2006 included investments in a new engineering research and development facility to drive future product improvements. Capital expenditures in 2005 included equipment expenditures associated with expansion at the Company’s Hungarian manufacturing facility.

2005 vs. 2004

The decrease in Fitness segment sales in 2005 was primarily attributable to the Company’s divestiture of Omni retail stores in 2004. Excluding Omni, 2005 sales increased by $12.2 million to $551.4 million from $539.2 million in 2004. Management believes that presentation of sales excluding the sales from Omni provides a more meaningful comparison to the prior period, as there were no comparable sales from Omni in 2005. This increase in sales was mainly due to increased commercial sales of cardiovascular equipment in the domestic and international markets, partially offset by international competitive pricing pressures.

Operating earnings increased as a result of the positive mix shift to higher-margin cardiovascular equipment, lower manufacturing costs, the absence of Omni operating expenses in 2005 and continued successful cost-containment efforts. These factors were offset by higher freight, distribution and raw material costs.

Capital expenditures for 2005 and 2004 were primarily related to tooling and software costs for new product development, as well as the expansion of the Hungary manufacturing facility.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2006, 2005 and 2004:

				2006 vs. 2005 Increase/(Decrease)			2005 vs. 2004 Increase/(Decrease)
	2006	2005	2004	$	%		$	%
(in millions)
Net sales	$458.3	$464.5	$442.4	$(6.2)	(1.3)%		$22.1	5.0%
Operating earnings (A)	$22.1	$37.2	$41.7	$(15.1)	(40.6)%		$(4.5)	(10.8)%
Operating margin (A)	4.8%	8.0%	9.4%		(320	)bpts		(140)	bpts
Capital expenditures	$43.7	$36.8	$27.7	$6.9	18.8%		$9.1	32.9%
__________

bpts=basis points

(A) Consolidated operating earnings for the year ended December 31, 2006, included a restructuring charge, as discussed in the Consolidated Results of Operations above, of which $2.7 million was recorded in the Bowling & Billiards segment. Excluding the $2.7 million restructuring charge, Operating margin was 5.4 percent in 2006.

2006 vs. 2005

Bowling & Billiards segment sales decreased from prior year levels as the benefits of increased bowling center revenues and higher sales volumes of home billiards tables were offset by lower sales of bowling equipment and Valley-Dynamo coin-operated billiards tables. Sales growth at bowling retail centers was primarily due to improved traffic at existing retail centers, as well as the addition of two new Brunswick Zone XL centers, partially offset by operating five fewer bowling centers in 2006 versus the prior year. Bowling equipment sales decreased from 2005, when there were several large one-time shipments to international customers. In addition, bowling equipment sales were adversely affected by start-up production inefficiencies related to the transition of bowling ball manufacturing from Muskegon, Michigan, to Reynosa, Mexico.

The decrease in operating earnings was largely attributable to a reduction in gains associated with the sale of bowling centers in 2006, compared with 2005, and start-up costs associated with the transition of the segment’s bowling ball and Valley-Dynamo manufacturing operations to Reynosa, Mexico. Bowling ball production at the Reynosa facility commenced in 2006, while Valley-Dynamo operations in Reynosa are expected to commence in early 2007. Additionally, a $2.7 million restructuring charge was recorded against Bowling & Billiards segment operating earnings during the fourth quarter of 2006, primarily related to severance costs and other expenses associated with actions to streamline operations. These items were partially offset by reduced variable compensation expenses and the absence of legal fees incurred in 2005 related to a dispute with a supplier in China as discussed in Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Increased capital expenditures in 2006 were driven by higher investments in the new manufacturing facilities in Reynosa as well as higher capital spending for new Brunswick Zone XL bowling centers.

2005 vs. 2004

Bowling & Billiards segment sales increased in 2005 due to higher sales volume of bowling equipment, particularly in Europe and Asia, and higher bowling center revenues, partly from three new bowling centers in 2005 and two new bowling centers in 2004. These increases were partially offset by the disposition of four bowling centers in 2005 and three bowling centers in 2004, as well as lower sales of billiards tables.

Operating earnings in 2005 decreased from the prior year, primarily as a result of expenses related to the dispute with a Chinese supplier as discussed in Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements; costs associated with the transfer of bowling ball manufacturing operations from Muskegon, Michigan, to Reynosa, Mexico; as well as higher distribution and freight costs for billiards products. These factors were partially offset by the factors benefiting sales as discussed above, an increase in gains on the sale of bowling centers and a decrease in general liability provisions as a result of positive claims experience from the implementation of successful safety initiatives in retail bowling centers.

Capital expenditures in 2005 and 2004 were primarily related to costs incurred in the acquisition and construction of new bowling centers and the ongoing capital requirements of existing centers. In addition, capital expenditures in 2005 included costs related to the transfer of the segment’s bowling ball manufacturing operations to Mexico.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
(in millions)
Net cash provided by operating activities of continuing operations	$351.0	$421.6	$424.4
Net cash provided by (used for):
Capital expenditures	(205.1)	(223.8)	(163.8)
Proceeds from investment sale	—	57.9	—
Proceeds from the sale of property, plant and equipment	7.2	13.4	13.4
Other, net	(0.4)	(1.2)	2.0

Free cash flow from continuing operations *	$152.7	$267.9	$276.0
__________

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

Brunswick’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2006

In 2006, net cash provided by operating activities of continuing operations totaled $351.0 million, compared with $421.6 million in 2005. This decrease was primarily caused by a $107.9 million decline in net earnings from continuing operations, including a $31.5 million after-tax gain from the sale of the Company’s investment in MarineMax recognized in 2005. The proceeds recognized on this sale are presented in investing activities. See Note 7 - Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

Brunswick also used operating cash flow to increase working capital, defined as non-cash current assets less current liabilities, by $92.8 million in 2006 versus a $53.6 million increase in 2005. The cash used to fund working capital in 2006 was primarily due to lower variable compensation accruals year over year and an increase in inventory, as domestic retail demand for marine products slowed in 2006. Inventory balances also increased as a result of acquisitions completed during the year; higher raw material and work-in-process balances associated with increased order rates at the Company’s new Hatteras facility in Swansboro, North Carolina, which opened in 2005; and sales growth and new product introductions in the Fitness segment.

Cash flows from investing activities of continuing operations included capital expenditures of $205.1 million in 2006, which decreased from $223.8 million in 2005. Significant capital expenditures in 2006 were attributable to tooling expenditures for new models and product innovations in the Boat segment, the completion of a second four-stroke outboard production line in the Marine Engine segment; the acquisition of an interest in a marina in St. Petersburg, Florida; capital spending for new Brunswick Zone XL and existing bowling centers; investments in the new bowling ball manufacturing facility in Reynosa, Mexico; and completion of the Life Fitness engineering design facility.

The Company expects investments for capital expenditures in 2007 to be slightly below 2006 levels. Approximately 65 percent of the capital spending will be for investments in new and upgraded products, for plant capacity expansions and for the construction of new Brunswick Zone XL centers, with the balance targeted toward cost reductions and investments in information technology.

Cash paid for acquisitions, net of debt and cash acquired, totaled $86.2 million and $130.3 million in 2006 and 2005, respectively. See Note 6 - Acquisitions in the Notes to Consolidated Financial Statements for further details on Brunswick’s acquisitions. Additionally, Brunswick received $6.1 million from its joint ventures, net of investments, in 2006 compared with net investments of $18.1 million in 2005. These joint ventures are discussed further in Note 7 - Investments in the Notes to Consolidated Financial Statements.

In 2005, Brunswick sold 1,861,200 shares of common stock of MarineMax, its largest boat dealer. Pre-tax proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses. This sale generated $51.5 million of after-tax cash flow for the Company, which was used for general corporate purposes. See Note 7 - Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

Cash flows from financing activities of continuing operations resulted in a use of cash of $235.7 million in 2006, compared with $122.2 million in 2005. This change was primarily due to the Company’s stock repurchase plan, which resulted in expenditures of $195.6 million to buy back approximately 5.6 million shares of Brunswick’s common stock in 2006, compared to the 2005 buyback of $76.0 million for approximately 1.9 million shares. The Company received $15.9 million from stock options exercised in 2006, compared with $17.1 million during 2005. An annual dividend of $0.60 per share was declared and paid in both 2006 and 2005, resulting in dividend payments of $55.0 million and $57.3 million, respectively.

Cash and cash equivalents totaled $283.4 million as of December 31, 2006, a decrease of $204.3 million from the $487.7 balance in 2005. Total debt as of December 31, 2006, increased $1.6 million to $726.4 million versus $724.8 million at December 31, 2005. Brunswick’s debt-to-capitalization ratio increased to 28.0 percent as of December 31, 2006, compared with 26.8 percent as of December 31, 2005. The increase was largely attributable to the Company’s adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which resulted in a $60.7 million decrease to common shareholders’ equity, as described in Note 14 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements.

Brunswick has a $650.0 million revolving credit facility (Facility), as described in Note 13 - Debt in the Notes to Consolidated Financial Statements, that serves as support for commercial paper borrowings. There were no borrowings under the Facility during 2006. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. At December 31, 2006, the Company had $63.2 million in outstanding letters of credit under the Facility, including $46.4 million for continuing operations. Net of these issued letters of credit, the Company had borrowing capacity of $586.8 million under the terms of the Facility at December 31, 2006. Under the terms of the Facility, Brunswick is subject to a leverage test, as well as restrictions on secured debt. The Company was in compliance with these covenants at December 31, 2006. The borrowing rate, as calculated in accordance with the Facility, was 5.62 percent as of December 31, 2006. Brunswick also has $200.0 million available under a universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

In July 2006, Brunswick issued senior unsubordinated floating rate notes in the aggregate principal amount of $250 million, receiving proceeds of approximately $249 million, net of discount and before an estimated $0.4 million of expenses. The notes mature on July 24, 2009, and interest on the notes is required to be paid quarterly at a rate tied to three-month LIBOR plus 65 basis points. After July 24, 2007, the Company has the option to redeem some or all of the notes at par, plus accrued interest, prior to maturity. The net proceeds of the notes were used to retire the Company’s $250 million principal amount of 6.75% notes, which was due December 15, 2006.

In 2007, the Company intends to continue its stock repurchase plan. The Company has repurchased approximately 0.6 million shares for $20.3 million as of February 21, 2007. The Company was authorized to repurchase an additional $366.2 million of its common shares as of December 31, 2006. Additional share repurchases will depend on market conditions and cash availability.

In 2007, the Company anticipates contributing approximately $2.6 million to fund nonqualified benefit payments. For 2006, Brunswick contributed $17.4 million into its defined benefit plans, compared with $27.4 million of contributions in 2005. These amounts include contributions to fund payments made under the nonqualified plans of $2.4 million in 2006 and 2005. See Note 14 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The funded status of the Company’s qualified pension plans, measured as a percentage of the projected benefit obligation, improved to 96.7 percent in 2006 from 91.8 percent in 2005 as a result of positive equity market returns and discretionary pension contributions made in 2006. As of December 31, 2006, on a projected benefit obligation basis, the Company’s qualified pension plans were underfunded by a net balance of $34.0 million.

The Company’s financial flexibility and access to capital markets is supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

2005

In 2005, net cash provided by operating activities of continuing operations totaled $421.6 million compared with $424.4 million in 2004. In 2005, Brunswick paid $54.9 million more in taxes, net of refunds, than in 2004. The Company also used operating cash flow to increase working capital, defined as non-cash current assets less current liabilities, by $53.6 million in 2005, nearly identical to a $53.4 million increase in 2004. In 2005, net earnings increased by $107.3 million, which included a $31.5 million after-tax gain from the sale of Brunswick’s investment in MarineMax. The proceeds recognized on this sale are presented in investing activities. See Note 7 - Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

The cash used to fund working capital in 2005 was primarily due to an increase in inventory to support higher sales volumes, an increase in accounts receivable attributed to higher sales in 2005 and lower variable compensation accruals year over year. These factors were partially offset by an increase in accounts payable in 2005.

Cash flows from investing activities of continuing operations included capital expenditures of $223.8 million in 2005, compared with $163.8 million in 2004. The increase in capital expenditures was attributable to investments for the development of the new line of 75, 90 and 115 horsepower naturally aspirated, four-stroke outboard engines launched in February 2006, investment in a new manufacturing line for four-stroke outboard engines for the Marine Engine segment, acquisition of a new boat manufacturing facility in Swansboro, North Carolina, the expansion of a boat manufacturing plant in Reynosa, Mexico, and tooling expenditures for new model introductions across all segments.

Cash paid for acquisitions, net of debt and cash acquired, totaled $130.3 million and $248.2 million in 2005 and 2004, respectively. See Note 6 - Acquisitions in the Notes to Consolidated Financial Statements for further details on Brunswick’s acquisitions. Additionally, Brunswick invested $18.1 million and $16.2 million in 2005 and 2004, respectively, in various business ventures, which are discussed further in Note 7 - Investments in the Notes to Consolidated Financial Statements.

In 2005, Brunswick sold 1,861,200 shares of common stock of MarineMax, its largest boat dealer. Pre-tax proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses. This sale generated $51.5 million of after-tax cash flow for the Company, which was used for general corporate purposes. See Note 7 - Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

Cash flows from financing activities of continuing operations used cash of $122.2 million in 2005, compared with providing cash of $178.6 million in 2004. This change was primarily due to the issuance of $150.0 million of debt in 2004 described below, partially offset by the commencement of the Company’s stock repurchase plan in 2005, which used $76.0 million to buy back approximately 1.9 million shares of Brunswick’s common stock in 2005. The Company did not repurchase stock during 2004. The Company received $17.1 million from stock options exercised in 2005, compared with $99.5 million during 2004. An annual dividend of $0.60 per share was declared and paid in both 2005 and 2004, resulting in dividend payments of $57.3 million and $58.1 million, respectively.

Cash and cash equivalents totaled $487.7 million at the end of 2005, which was a decrease of $12.1 million from $499.8 million as of December 31, 2004. Total debt as of December 31, 2005, decreased $14.3 million to $724.8 million compared with $739.1 million as of December 31, 2004. Brunswick’s debt-to-capitalization ratio was 26.8 percent at December 31, 2005, compared with 30.2 percent at December 31, 2004.

On May 5, 2005, the Company completed a new $650.0 million revolving credit facility (Facility), which replaced the existing $350.0 million facility, as described in Note 13 - Debt in the Notes to Consolidated Financial Statements, that serves as support for commercial paper borrowings. This new five-year facility contains improved pricing and has similar terms to the prior facility. The increased capacity reflects the growth in Brunswick’s business and the desire to maintain liquidity sources at conservative levels. There were no borrowings under the Facility during 2005. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. At December 31, 2005, the Company had $64.6 million in outstanding letters of credit under the Facility, including $49.8 million for continuing operations. Net of these outstanding letters of credit, the Company had borrowing capacity of $585.4 million under the terms of the Facility at December 31, 2005. Under the terms of the Facility, the Company is subject to a leverage test, as well as restrictions on secured debt. The Company was in compliance with these covenants at December 31, 2005. The borrowing rate, as calculated in accordance with the Facility, was 4.74 percent at December 31, 2005.

For 2005, Brunswick contributed $27.4 million into its defined benefit plans, compared with $42.6 million of contributions in 2004. These amounts include contributions to fund payments made under the nonqualified plans of $2.4 million in 2005 and $2.6 million in 2004. See Note 14 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The funded status of Brunswick’s qualified pension plans, measured as a percentage of the projected benefit obligation, improved to 91.8 percent in 2005 from 88.2 percent in 2004 as a result of positive equity market returns and discretionary pension contributions in 2005. As of December 31, 2005, these plans were underfunded by $83.5 million on a projected benefit obligation basis.

2004

Net cash provided by operating activities of continuing operations totaled $424.4 million in 2004, $417.4 million of which consisted of net earnings before the non-cash impact of depreciation and amortization. Investments in working capital decreased operating cash flow by $53.4 million. The additional cash used to fund working capital in 2004 was primarily due to an increase in inventory and accounts receivable attributed to higher sales and production volumes. These factors were partially offset by an increase in accounts payable, an increase in accrued expenses driven primarily by higher compensation expenses and an increase in dealer allowances on higher sales volume.

Cash flows from investing activities of continuing operations included capital expenditures of $163.8 million in 2004. Significant capital expenditures in 2004 included investments in a new assembly plant in China for the production of four-stroke outboard engines, the expansion of a boat manufacturing plant in Reynosa, Mexico, and tooling expenditures for new model introductions across all segments.

Cash paid for acquisitions, net of cash acquired, totaled $248.2 million in 2004. See Note 6 - Acquisitions in the Notes to Consolidated Financial Statements for further details on Brunswick’s acquisitions. Additionally, Brunswick invested $16.2 million in various business ventures during 2004, which are discussed further in Note 7 - Investments in the Notes to Consolidated Financial Statements.

Cash flows from financing activities of continuing operations provided cash of $178.6 million in 2004. This was primarily due to the issuance of debt, as described below, and an increase in proceeds from the exercise of stock options. The Company received $99.5 million from stock options exercised in 2004. An annual dividend of $0.60 per share was declared in October 2004 and paid in December 2004, resulting in dividend payments of $58.1 million. Brunswick did not repurchase stock during 2004.

Cash and cash equivalents totaled $499.8 million at the end of 2004, which was an increase of $153.9 million from $345.9 million as of December 31, 2003. Total debt at December 31, 2004, increased $131.5 million to $739.1 million versus $607.6 million as of December 31, 2003. The increase in cash and debt was primarily related to the issuance of $150.0 million of 5.00% notes due in 2011, as described in Note 13 - Debt in the Notes to Consolidated Financial Statements. Additionally, the increase in cash was also attributable to strong cash flows during 2004, partially offset by cash paid for acquisitions, investments and capital expenditures. Brunswick’s debt-to-capitalization ratio was 30.2 percent at December 31, 2004, compared with 31.5 percent at December 31, 2003.

The funded status of the Company’s qualified pension plans, measured as a percentage of the projected benefit obligation, improved to 88.2 percent in 2004 from 87.5 percent in 2003. Improved equity market returns and discretionary pension contributions in 2004 were offset by a decrease in the discount rate and an increase in benefit obligations due to plan amendments negotiated in 2004. As of December 31, 2004, these plans were underfunded by $115.6 million on a projected benefit obligation basis. While there was no legal requirement under ERISA, Brunswick made discretionary contributions of $40.0 million in cash to its qualified pension plans and funded $2.6 million to cover benefit payments in its unfunded nonqualified pension plan in 2004. Refer to Note 14 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

Financial Services

The Company’s subsidiary, Brunswick Financial Services Corporation (BFS), owns 49 percent of a joint venture, Brunswick Acceptance Company, LLC (BAC), with CDF Ventures, LLC (CDFV), a subsidiary of General Electric Capital Corporation (GECC). Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to Brunswick’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

BFS’s contributed equity is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement. BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Consolidated Balance Sheets. The Company’s investment in BAC is determined by cash contributions and reinvested earnings. In 2006, the Company received a net distribution of $1.6 million, compared with net contributions of $16.3 million and $13.9 million for the years ended December 31, 2005 and 2004, respectively. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Income.

BAC is funded in part through a loan from GE Commercial Distribution Finance Corporation and a securitization facility arranged by GECC, and in part by a cash equity investment from both partners. BFS’s total investment in BAC at December 31, 2006 and 2005, was $50.6 million and $52.2 million, respectively. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $13.2 million, $9.7 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts exclude the discount expense on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Since 2003, the Company has sold a significant portion of its domestic Mercury Marine accounts receivable to BAC. Accounts receivable totaling $832.0 million, $913.3 million and $927.4 million were sold to BAC in 2006, 2005 and 2004, respectively. Discounts of $7.6 million, $7.0 million and $6.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income. The outstanding balance for receivables sold to BAC was $80.0 million as of December 31, 2006, down from $96.5 million as of December 31, 2005. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $2.2 million, $2.6 million and $2.3 million in 2006, 2005 and 2004, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of December 31, 2006 and 2005, the Company had a retained interest in $31.5 million and $44.5 million of the total outstanding accounts receivable sold to BAC. Brunswick’s maximum exposure as of December 31, 2006 and 2005, related to these amounts was $16.9 million and $28.5 million, respectively. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of Brunswick’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These balances are included in the amounts in Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Additionally, Brunswick's marine dealers can offer extended product warranties to their retail customers through Brunswick Product Protection Corporation (previously Marine Innovations Warranty Corporation, which the Company acquired in 2004). In October 2006, the Company acquired Blue Water Dealer Services, Inc. and its affiliates, a provider of retail financial services to the marine industry, to allow Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers. See Note 6 - Acquisitions in the Notes to Consolidated Financial Statements for further details.

Off-Balance Sheet Arrangements

Guarantees. Based on historical experience and current facts and circumstances, and in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has reserves to cover potential losses associated with guarantees and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant. See Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of these arrangements.

Contractual Obligations

The following table sets forth a summary of the Company’s contractual cash obligations for continuing operations as of December 31, 2006:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Short-term debt (1)	$—	$—	$—	$—	$—
Long-term debt (1)	726.4	0.7	251.6	149.8	324.3
Interest payments on long-term debt	520.2	46.0	84.1	57.5	332.6
Operating leases (2)	186.6	42.9	61.5	39.7	42.5
Purchase obligations (3)	234.1	228.5	2.7	2.6	0.3
Deferred pension liability (4)	55.6	3.0	5.9	5.9	40.8
Deferred management compensation (5)	84.5	4.2	11.8	15.3	53.2
Other long-term liabilities (6)	158.7	64.6	71.9	14.8	7.4

Total contractual obligations	$1,966.1	$389.9	$489.5	$285.6	$801.1
__________

(1)    See Note 13 - Debt in the Notes to Consolidated Financial Statements for additional information on the Company’s debt.

(2)    See Note 18 - Leases in the Notes to Consolidated Financial Statements for additional information on the Company’s operating leases.

(3)    Purchase obligations represent agreements with suppliers and vendors at the end of 2006 for raw materials and other supplies as part of the normal course of business.

(4)   Amounts represent benefit payments expected to be made for the Company’s non-qualified pension plans. Although the Company anticipates making domestic discretionary contributions up to $2.6 million in 2007, there are no statutory required contributions for the domestic qualified pension plans. See Note 14 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements.

(5)   Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the  remaining liability and to be primarily paid out more than five years from December 31, 2006.

(6)   Other long-term liabilities include amounts reflected on the balance sheet, which primarily includes certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties and are treated as a secured obligation under SFAS No. 140, postretirement medical/life insurance benefits and other retirement obligations, and obligations under deferred revenue arrangements.

Legal Proceedings

See Note 10 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements related to legal and environmental proceedings.

Environmental Regulation

In its Marine Engine segment, Brunswick will continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California has adopted regulations requiring catalytic converters on sterndrive and inboard engines by January 1, 2008. Other environmental regulatory bodies in the United States and other countries may also impose higher emissions standards than are currently in effect. The Company expects to comply fully with these regulations, but compliance will increase the cost of these products. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. If current estimates for the cost of resolving any specific matters are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required. The Company records a reserve when it is probable that a loss has been incurred and the loss can be reasonably estimated.  The Company establishes its reserve based on its best estimate within a range of losses.  If the Company is unable to identify the best estimate, the Company records the minimum amount in the range. The Company discussed the development and selection of the critical accounting policies with the Audit Committee of the Board of Directors and believes the following are the most critical accounting policies that could have an effect on Brunswick’s reported results.

Revenue Recognition and Sales Incentives. The Company’s revenue is derived primarily from the sale of boats, marine engines, fitness equipment, bowling products and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectibility is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotional activities and rebates. The estimated liability for sales incentives is recorded at the later of the time of program communication to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the recorded value of the liability and revenue is adjusted.

Allowances for Doubtful Accounts. The Company records an allowance for uncollectible trade receivables based upon currently known bad debt risks and provides reserves based on loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of reserves. The Company also provides a reserve based on historical, current and estimated future purchasing levels in connection with its long-term notes receivables for Brunswick’s supply agreements. These assumptions are re-evaluated considering the customer’s financial position and product purchase volumes. Changes to the allowance for doubtful accounts may be required if a future event or other circumstance result in a change in the estimate of the ultimate collectibility of a specific account or note.

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

Pension, Postretirement and Postemployment Benefit Reserves. Pension, postretirement and postemployment costs and obligations are actuarially determined and are affected by assumptions, including the discount rate, the estimated future return on plan assets, the annual rate of increase in compensation for plan employees, the increase in costs of health care benefits and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. Pension, postretirement and postemployment benefit reserves are determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” respectively. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company historically provided deferred taxes on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates. As of July 3, 2005, the Company determined that certain foreign subsidiaries’ undistributed net earnings were to be indefinitely reinvested in operations outside the United States, and accordingly, U.S. income taxes are no longer provided for the earnings of those foreign subsidiaries. The Company estimates its tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company’s application of those laws and regulations. These factors may cause the Company’s tax rate and deferred tax balances to increase or decrease.

Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition and classification of tax liabilities, interest and penalties, accounting in interim periods, disclosure, and transition with respect to the application of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company estimates that the adoption of FIN 48 in its 2007 fiscal year will result in a $5 million to $15 million reduction of its tax reserves, which would be accounted for as a cumulative adjustment to the January 1, 2007, balance of retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of a benefit postretirement plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. See Note 14 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements for further discussion regarding the Company’s adoption of SFAS 158 in its 2006 fiscal year.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (Annual Report) are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, those set forth under Item 1A of this report.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company’s principal currency exposures relate to the Euro, Japanese yen, British pound, Canadian dollar, Australian dollar and New Zealand dollar. Hedging of anticipated transactions is accomplished with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the gain or loss recognized on the asset or liability.

The Company uses interest rate swap agreements to mitigate the effect that changes in interest rates have on the fair market value of the Company’s debt and to lower the Company’s borrowing costs on current or anticipated issuances of debt. The Company’s net exposure to interest rate risk is primarily attributable to fixed rate debt instruments. Interest rate risk management is accomplished through the use of fixed-to-floating interest rate swaps, forward starting floating-to-fixed interest rate swaps and floating rate instruments that are benchmarked to U.S. and European short-term money market interest rates.

Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum and natural gas.

The following analyses provide quantitative information regarding the Company’s exposure to foreign currency exchange rate risk, interest rate risk, and commodity price risk. The Company uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity prices. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously.

The amounts shown below represent the estimated reduction in fair market value that the Company would incur on its derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates, interest rates, and commodity prices.

(in millions)	2006	2005
Risk Category
Foreign exchange	$34.3	$35.9
Interest rates	$1.0	$6.2
Commodity prices	$2.2	$1.2

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 43.

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

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report for the fiscal year ended December 31, 2006. The independent registered public accounting firm of the Company also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2006 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to the Directors of the Company is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company’s proxy statement for the 2007 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to the Company’s Audit Committee and the Company’s code of ethics is incorporated by reference from the discussion under the heading Corporate Governance in the Proxy Statement. Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” following Item 4 in Part I of this Annual Report.

Item 11. Executive Compensation

Information pursuant to this Item with respect to compensation paid to Directors of the Company is incorporated by reference from the discussion under the heading Director Compensation in the Proxy Statement. Information pursuant to this Item with respect to executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pursuant to this Item with respect to the securities of the Company owned by the Directors and certain officers of the Company, by the Directors and officers of the Company as a group and by the persons known to the Company to own beneficially more than 5 percent of the outstanding voting securities of the Company is incorporated by reference from the discussion under the heading Stock Held By Directors, Executive Officers And Principal Shareholders in the Proxy Statement. Information pursuant to this Item with respect to securities authorized for issuance under the Company’s equity compensation plans is hereby incorporated by reference from the discussion under the heading Equity Compensation Plan Information in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information pursuant to this Item with respect to certain relationships and related transactions is incorporated from the discussion under the heading Corporate Governance in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 43. The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 88.

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

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 23, 2007

/s/ DUSTAN E. McCOY	/s/ PETER G. LEEMPUTTE
Dustan E. McCoy Chairman and Chief Executive Officer	Peter G. Leemputte Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Brunswick Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Brunswick Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brunswick Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Brunswick Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Brunswick Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brunswick Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of Brunswick Corporation and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2007

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, Brunswick Corporation changed its method of accounting for share-based awards to conform with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” Additionally, on December 31, 2006, Brunswick Corporation changed its method of accounting for defined benefit pension and other postretirement benefit plans to conform with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Brunswick Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2007

BRUNSWICK CORPORATION
Consolidated Statements of Income

	For the Years Ended December 31
	2006	2005	2004
(in millions, except per share data)
Net sales	$5,665.0	$5,606.9	$5,058.1
Cost of sales	4,439.3	4,285.3	3,809.6
Selling, general and administrative expense	752.3	729.4	736.9
Research and development expense	132.2	123.5	116.8
Operating earnings	341.2	468.7	394.8
Equity earnings	14.9	18.1	18.1
Investment sale gain	-	38.7	-
Other expense, net	(1.9)	(1.4)	(4.5)
Earnings before interest and income taxes	354.2	524.1	408.4
Interest expense	(60.5)	(53.2)	(45.2)
Interest income	16.0	15.0	10.1
Earnings before income taxes	309.7	485.9	373.3
Income tax provision	46.5	114.8	109.5
Net earnings from continuing operations	263.2	371.1	263.8

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	(43.7)	14.3	6.0
Impairment charges on assets held for sale, net of tax	(85.6)	-	-
Net earnings (loss) from discontinued operations, net of tax	(129.3)	14.3	6.0

Net earnings	$133.9	$385.4	$269.8

Earnings per common share:
Basic
Earnings from continuing operations	$2.80	$3.80	$2.76
Earnings (loss) from discontinued operations	(1.38)	0.15	0.06

Net earnings	$1.42	$3.95	$2.82

Diluted
Earnings from continuing operations	$2.78	$3.76	$2.71
Earnings (loss) from discontinued operations	(1.37)	0.14	0.06

Net earnings	$1.41	$3.90	$2.77

Weighted average shares used for computation of:
Basic earnings per share	94.0	97.6	95.6
Diluted earnings per share	94.7	98.8	97.3

Cash dividends declared per common share	$0.60	$0.60	$0.60

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
	2006	2005
(in millions)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$283.4	$487.7
Accounts and notes receivable, less allowances of $29.7 and $22.1	492.3	471.6
Inventories
Finished goods	410.4	384.3
Work-in-process	308.4	298.5
Raw materials	143.1	134.1
Net inventories	861.9	816.9
Deferred income taxes	249.9	274.8
Prepaid expenses and other	85.4	70.3
Current assets held for sale	105.5	113.7
Current assets	2,078.4	2,235.0

Property
Land	91.7	76.7
Buildings and improvements	631.6	603.2
Equipment	1,181.7	1,111.2
Total land, buildings and improvements and equipment	1,905.0	1,791.1
Accumulated depreciation	(1,046.3)	(987.6)
Net land, buildings and improvements and equipment	858.7	803.5
Unamortized product tooling costs	156.2	149.8
Net property	1,014.9	953.3

Other assets
Goodwill	663.6	617.3
Other intangibles	322.6	331.9
Investments	142.9	141.4
Other long-term assets	195.1	249.6
Long-term assets held for sale	32.8	93.0
Other assets	1,357.0	1,433.2

Total assets	$4,450.3	$4,621.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
	2006	2005
(in millions, except share data)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$0.7	$1.1
Accounts payable	448.6	431.7
Accrued expenses	748.9	803.8
Current liabilities held for sale	95.0	68.6
Current liabilities	1,293.2	1,305.2

Long-term liabilities
Debt	725.7	723.7
Deferred income taxes	86.3	147.5
Postretirement and postemployment benefits	224.2	215.6
Other	240.4	245.0
Long-term liabilities held for sale	8.7	5.7
Long-term liabilities	1,285.3	1,337.5

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	378.7	368.3
Retained earnings	1,820.7	1,741.8
Treasury stock, at cost: 11,671,000 and 6,881,000 shares	(315.5)	(136.0)
Unearned compensation and other	-	(6.1)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	38.8	14.1
Defined benefit plans:
Prior service costs	(11.2)	-
Net actuarial losses	(121.7)	-
Minimum pension liability	-	(88.0)
Unrealized investment losses	(0.2)	(0.1)
Unrealized gains on derivatives	5.3	7.9
Total accumulated other comprehensive loss	(89.0)	(66.1)
Shareholders’ equity	1,871.8	1,978.8

Total liabilities and shareholders’ equity	$4,450.3	$4,621.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2006	2005	2004
(in millions)
Cash flows from operating activities
Net earnings from continuing operations	$263.2	$371.1	$263.8
Depreciation and amortization	167.3	156.3	153.6
Changes in noncash current assets and current liabilities
Change in accounts and notes receivable	(4.3)	(9.5)	(72.0)
Change in inventory	(28.7)	(22.8)	(103.9)
Change in prepaid expenses and other	0.8	0.9	7.7
Change in accounts payable	9.5	29.7	40.3
Change in accrued expenses	(70.1)	(51.9)	74.5
Income taxes	(25.5)	(3.1)	50.1
Other, net	38.8	(49.1)	10.3
Net cash provided by operating activities of continuing operations	351.0	421.6	424.4
Net cash (used for) provided by operating activities of discontinued operations	(35.7)	11.3	(9.2)
Net cash provided by operating activities	315.3	432.9	415.2

Cash flows from investing activities
Capital expenditures	(205.1)	(223.8)	(163.8)
Acquisitions of businesses, net of cash acquired	(86.2)	(130.3)	(248.2)
Investments	6.1	(18.1)	(16.2)
Proceeds from investment sale	-	57.9	-
Proceeds from the sale of property, plant and equipment	7.2	13.4	13.4
Other, net	(0.4)	(1.2)	2.0
Net cash used for investing activities of continuing operations	(278.4)	(302.1)	(412.8)
Net cash used for investing activities of discontinued operations	(5.5)	(20.7)	(27.1)
Net cash used for investing activities	(283.9)	(322.8)	(439.9)

Cash flows from financing activities
Net repayments of short-term debt	(0.2)	(0.6)	(8.8)
Net proceeds from issuance of long-term debt	250.3	1.3	152.3
Payments of long-term debt including current maturities	(251.1)	(6.7)	(6.3)
Cash dividends paid	(55.0)	(57.3)	(58.1)
Stock repurchases	(195.6)	(76.0)	-
Stock options exercised	15.9	17.1	99.5
Net cash (used for) provided by financing activities of continuing operations	(235.7)	(122.2)	178.6
Net cash (used for) provided by financing activities of discontinued operations	-	-	-
Net cash (used for) provided by financing activities	(235.7)	(122.2)	178.6

Net (decrease) increase in cash and cash equivalents	(204.3)	(12.1)	153.9
Cash and cash equivalents at January 1	487.7	499.8	345.9

Cash and cash equivalents at December 31	$283.4	$487.7	$499.8

Supplemental cash flow disclosures:
Interest paid	$61.2	$54.6	$46.0
Income taxes paid, net	$72.0	$113.4	$58.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compensation and Other	Accumulated Other Comprehensive Income (Loss)	Total
(in millions, except per share data)
Balance, December 31, 2003	$76.9	$310.0	$1,202.0	$(183.6)	$(10.1)	$(72.2)	$1,323.0

Comprehensive income (loss) Net earnings	—	—	269.8	—	—	—	269.8
Foreign currency translation adjustments, net of tax	—	—	—	—	—	22.7	22.7
Unrealized investment gains, net of tax	—	—	—	—	—	11.8	11.8
Unrealized losses on derivatives, net of tax	—	—	—	—	—	(9.6)	(9.6)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(7.0)	(7.0)
Total comprehensive income — 2004	—	—	269.8	—	—	17.9	287.7
Dividends ($0.60 per common share)	—	—	(58.1)	—	—	—	(58.1)
Common stock issued for Navman acquisition	—	7.2	—	9.4	—	—	16.6
Tax benefit relating to stock options	—	28.4	—	—	—	—	28.4
Compensation plans and other	—	13.2	—	97.7	3.8	—	114.7

Balance, December 31, 2004	$76.9	$358.8	$1,413.7	$(76.5)	$(6.3)	$(54.3)	$1,712.3

Comprehensive income (loss) Net earnings	—	—	385.4	—	—	—	385.4
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(18.1)	(18.1)
Realized gain from investment sale, net of tax	—	—	—	—	—	(24.2)	(24.2)
Unrealized investment gains, net of tax	—	—	—	—	—	0.9	0.9
Unrealized gains on derivatives, net of tax	—	—	—	—	—	19.9	19.9
Minimum pension liability adjustment, net of tax	—	—	—	—	—	9.7	9.7
Total comprehensive income (loss) — 2005	—	—	385.4	—	—	(11.8)	373.6
Dividends ($0.60 per common share)	—	—	(57.3)	—	—	—	(57.3)
Common stock repurchase program	—	—	—	(76.0)	—	—	(76.0)
Tax benefit relating to stock options	—	5.6	—	—	—	—	5.6
Compensation plans and other	—	3.9	—	16.5	0.2	—	20.6

Balance, December 31, 2005	$76.9	$368.3	$1,741.8	$(136.0)	$(6.1)	$(66.1)	$1,978.8

Comprehensive income (loss) Net earnings	—	—	133.9	—	—	—	133.9
Foreign currency translation adjustments, net of tax	—	—	—	—	—	24.7	24.7
Unrealized investment losses, net of tax	—	—	—	—	—	(0.1)	(0.1)
Unrealized losses on derivatives, net of tax	—	—	—	—	—	(2.6)	(2.6)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	15.8	15.8
Total comprehensive income — 2006	—	—	133.9	—	—	37.8	171.7
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	(60.7)	(60.7)
Dividends ($0.60 per common share)	—	—	(55.0)	—	—	—	(55.0)
Common stock repurchase program	—	—	—	(195.6)	—	—	(195.6)
Tax benefit relating to stock options	—	2.9	—	—	—	—	2.9
Reclassification adjustment to initially apply FASB Statement No. 123(R)	—	(6.1)	—	—	6.1	—	—
Compensation plans and other	—	13.6	—	16.1	—	—	29.7

Balance, December 31, 2006	$76.9	$378.7	$1,820.7	$(315.5)	$—	$(89.0)	$1,871.8

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

Basis of Presentation. The consolidated financial statements of Brunswick Corporation (“Brunswick” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain previously reported amounts have been reclassified to conform to the current-period presentation. As indicated in Note 2 - Discontinued Operations, Brunswick’s results as discussed in the financial statements reflect continuing operations only, unless otherwise noted.

Principles of Consolidation. The consolidated financial statements of Brunswick include the accounts of all consolidated domestic and foreign subsidiaries, after eliminating transactions between the Company and such subsidiaries.

Reclassifications. Certain previously reported amounts have been reclassified to conform with current year reporting.

Use of Estimates. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates. Actual results could differ materially from those estimates. These estimates affect:

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

Accounts Receivable and Allowance for Doubtful Accounts. The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company records an allowance for uncollectible receivables based upon known bad debt risks and past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for doubtful accounts may be required if a future event or other change in circumstances result in a change in the estimate of the ultimate collectibility of a specific account.

Brunswick Corporation
Notes to Consolidated Financial Statements

Accounts receivable also include domestic accounts receivable sold with full and partial recourse by Brunswick’s Marine Engine segment to Brunswick Acceptance Company LLC, as discussed in Note 8 - Financial Services. As of December 31, 2006 and 2005, the Company had a retained interest in $31.5 million and $44.5 million of the total outstanding accounts receivable sold to BAC, respectively. The Company’s maximum exposure as of December 31, 2006 and 2005 related to these amounts was $16.9 million and $28.5 million, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These balances are included in the amounts in Note 10 - Commitments and Contingencies.

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 62 percent and 52 percent of Brunswick’s inventories were determined by the first-in, first-out method (FIFO) at December 31, 2006 and 2005, respectively. Inventories valued at the last-in, first-out method (LIFO), which results in a better matching of costs and revenue, were $107.6 million and $106.2 million lower than the FIFO cost of inventories at December 31, 2006 and 2005, respectively. Inventory cost includes material, labor and manufacturing overhead.

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

	2006	2005	2004
(in millions)
Gains on the sale of property	$3.3	$7.1	$4.1
Losses on the sale of property	(2.2)	(2.2)	(4.7)

Net gains (losses) on sale of property	$1.1	$4.9	$(0.6)

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

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), while amortization of goodwill and indefinite-lived intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. During 2006 and 2005, the Company tested its goodwill balances for impairment and no adjustments were recorded as a result of those reviews.

Brunswick Corporation
Notes to Consolidated Financial Statements

A summary of changes in the Company’s goodwill during the period ended December 31, 2006, by segment is as follows:

	December 31,			December 31,
	2005	Acquisitions	Adjustments	2006
(in millions)
Boat	$317.0	$28.8	$16.2	$362.0
Marine Engine	19.9	—	(5.2)	14.7
Fitness	265.9	3.9	2.5	272.3
Bowling & Billiards	14.5	—	0.1	14.6

Total	$617.3	$32.7	$13.6	$663.6

A summary of changes in the Company’s goodwill during the period ended December 31, 2005, by segment is as follows:

	December 31,			December 31,
	2004	Acquisitions	Adjustments	2005
(in millions)
Boat	$288.5	$31.9	$(3.4)	$317.0
Marine Engine	11.7	8.5	(0.3)	19.9
Fitness	267.4	—	(1.5)	265.9
Bowling & Billiards	13.3	1.2	—	14.5

Total	$580.9	$41.6	$(5.2)	$617.3

Adjustments in 2006 and 2005 primarily relate to the effect of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 6 - Acquisitions. There were no impairment charges to the Company’s goodwill from continuing operations for the years ended December 31, 2006, 2005 and 2004.

The Company’s primary intangible assets are customer relationships and trademarks acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives to their estimated residual values using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and as triggering events may occur. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trademarks is measured using a relief-from-royalty approach, which assumes the value of the trademark is the discounted cash flows of the amount that would be paid had the Company not owned the trademark and instead licensed the trademark from another company. During 2006 and 2005, the Company tested its indefinite-lived intangible asset balances, excluding goodwill, for impairment and no adjustments were recorded as a result of those reviews.

Aggregate amortization expense for intangibles was $14.2 million, $10.5 million and $17.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in amortization expense in 2006 compared with 2005 was primarily due to the acquisitions of Cabo Yachts, Inc. and Diversified Marine Products, L.P. in 2006, as well as the full-year effect of 2005 acquisitions, particularly Triton Boat Company, Supra-Industria Textil, Lda. (Valiant) and Kellogg Marine, Inc. The decrease in amortization expense from 2004 relates to the completion of intangible amortization assigned to customer relationships from the 1986 acquisition of the Boat segment’s Sea Ray operations. Estimated amortization expense for intangible assets is $13.1 million for the year ending December 31, 2007, and $12.2 million per year from 2008 through 2011.

Brunswick Corporation
Notes to Consolidated Financial Statements

Other intangibles consist of the following:

	December 31, 2006		December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
(in millions)
Amortized intangible assets:
Customer relationships	$271.6	$(202.9)	$259.0	$(193.9)
Other	38.7	(15.7)	34.0	(10.0)

Total	$310.3	$(218.6)	$293.0	$(203.9)
Indefinite-lived intangible assets:
Trademarks/tradenames	$248.2	$(17.3)	$225.6	$(17.2)
Pension intangible asset	—	—	34.4	—

Total	$248.2	$(17.3)	$260.0	$(17.2)

Amortized intangible assets - Other includes patents, non-compete agreements and other intangible assets. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 6 - Acquisitions.

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), eliminating the minimum liability concept under which any adjustments to recognize the Company’s additional minimum liability were offset with the recognition of an intangible asset. As a result, the Pension intangible asset and the related additional minimum liability were eliminated. Refer to Note 14 - Pension and Other Postretirement Benefits for further details regarding the Company’s adoption of SFAS 158.

Investments. For investments in which Brunswick owns or controls from 20 percent to 50 percent of the voting shares, which includes all of Brunswick’s unconsolidated joint venture investments, the equity method of accounting is used. The Company’s share of net earnings or losses from equity method investments is included in the Consolidated Statements of Income. The Company accounts for its long-term investments that represent less than 20 percent ownership using SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has investments in certain equity securities that have readily determinable market values and are being accounted for as available-for-sale equity investments in accordance with SFAS No. 115. Therefore, these investments are recorded at fair market value with changes reflected in Accumulated other comprehensive income (loss), a component of Shareholders’ equity, on an after-tax basis.

Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments, and at December 31, 2006 and 2005, such investments were recorded at the lower of cost or fair value.

Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. During 2006 and 2005, the Company tested its intangible asset balances for impairment and no adjustments were recorded as a result of those reviews.

Other Long-Term Assets. Other long-term assets include pension assets, which are discussed in Note 14 - Pension and Other Postretirement Benefits, and long-term notes receivable. Long-term notes receivable include cash advances made to customers, principally boat builders and fitness equipment customers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable that are reduced as purchases of qualifying products are made. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. The reduction in the note receivable balance is recorded as a reduction in the Company’s sales revenue as a sales discount. In the event sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2006 and 2005, totaled $32.8 million and $40.7 million, respectively. One boat builder customer and its owner comprised approximately 53 percent and 55 percent of both of these amounts as of December 31, 2006 and 2005, respectively.

Brunswick Corporation
Notes to Consolidated Financial Statements

Other long-term notes receivable also include leases and other long-term receivables originated by the Company and assigned to third parties. As of December 31, 2006 and 2005, these amounts totaled $108.5 million and $123.1 million, respectively. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the assignment is treated as a secured obligation as a result of the Company’s commitment to repurchase the obligation in the event of customer non-payment. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities — Other.

Revenue Recognition. Brunswick’s revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment, bowling products and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectibility is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” Revenues from freight are included as a part of Net sales in the Consolidated Statements of Income, whereas shipping, freight and handling costs are included in Cost of sales.

Advertising Costs. Advertising and promotion costs, included in SG&A expenses, are expensed when the advertising first takes place. Advertising and promotion costs were $67.7 million, $65.8 million and $65.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Foreign Currency. The functional currency for the majority of Brunswick’s operations is the U.S. dollar. All assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at current rates. The resulting translation adjustments are charged to Accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity, net of tax. Revenues and expenses of operations with a functional currency other than the U.S. dollar are translated at the average exchange rates for the period.

Comprehensive Income. Accumulated other comprehensive income (loss) includes prior service costs, net actuarial gains and losses, and minimum pension liability adjustments for defined benefit plans, currency translation adjustments and unrealized derivative and investment gains and losses, all net of tax. The net effect of these items reduced Shareholders’ equity on a cumulative basis by $89.0 million and $66.1 million as of December 31, 2006 and 2005, respectively. The $22.9 million change from 2005 to 2006 was primarily due to the Company’s adoption of SFAS 158 effective December 31, 2006, which resulted in a $60.7 million decrease to Accumulated other comprehensive income (loss), as well as unrealized losses on derivatives of $2.6 million. These items were partially offset by favorable foreign currency translation adjustments of $24.7 million and minimum pension liability adjustments of $15.8 million. Including the impact of the Company’s adoption of SFAS 158, the tax effect included in Accumulated other comprehensive income (loss) was $59.5 million and $43.0 million for the years ended December 31, 2006 and 2005, respectively.

The $60.7 million decrease to Accumulated other comprehensive income (loss) resulting from the Company’s adoption of SFAS 158 included the elimination of the Company’s $72.2 million minimum pension liability, offset by the recognition of prior service costs and net actuarial losses of $11.2 million and $121.7 million, net of tax, respectively. Refer to Note 14 - Pension and Other Postretirement Benefits for further details regarding the Company’s adoption of SFAS 158.

Stock-Based Compensation. On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Consolidated Statements of Income. See Note 15 - Stock Plans and Management Compensation for a description of the Company’s accounting for stock-based compensation plans.

Brunswick Corporation
Notes to Consolidated Financial Statements

Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company’s management and are not used for trading or speculative purposes. All derivatives are recorded on the consolidated balance sheet at fair value. See Note 11 - Financial Instruments for further discussion.

Recent Accounting Pronouncements. In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and 140,” (SFAS 155). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required recognition as a separate derivative instrument. SFAS 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of SFAS 155 will have a material impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition and classification of tax liabilities, interest and penalties, accounting in interim periods, disclosure, and transition with respect to the application of the new accounting standard. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company estimates that the adoption of FIN 48 in its 2007 fiscal year will result in a $5 million to $15 million reduction of its tax reserves, which would be accounted for as a cumulative adjustment to the January 1, 2007, balance of retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

Note 2 - Discontinued Operations

On April 27, 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which consists of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. Accordingly, the Company has reported these BNT businesses as discontinued operations in accordance with the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” related to the classification of assets to be disposed of by sale. These criteria include reclassifying the operations of BNT for all periods presented.

In December 2006, Brunswick announced that increasingly challenging market conditions and pricing pressures in the highly competitive PND business were adversely affecting the operating performance of BNT and the Company’s ability to sell BNT at or above book value. Based on the performance of the PND and marine electronics operations and discussions with potential buyers, the Company concluded that proceeds from the sale of BNT will be less than its book value. These conditions resulted in a non-cash asset impairment charge of $73.9 million, $85.6 million after-tax, in the fourth quarter of 2006. The after-tax impairment amount reflects the reversal of previously recorded tax-benefited operating losses that are no longer expected to be recoverable.

The following table discloses the results of operations of the BNT businesses reported as discontinued operations for years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004
(in millions)
Net sales	$306.3	$325.0	$173.6
Pre-tax earnings (loss) (A)	$(138.9)	$9.9	$5.2

(A) Pre-tax earnings (loss) in 2006 includes a pre-tax impairment charge of $73.9 million.

Brunswick Corporation
Notes to Consolidated Financial Statements

The following table reflects the financial position of the BNT businesses reported as discontinued operations:

	December 31, 2006	December 31, 2005
(in millions)
Accounts receivable	$51.5	$50.8
Inventory	52.5	57.7
Other current assets	1.5	5.2
Total current assets	105.5	113.7

Goodwill and intangible assets	19.8	74.0
Investments	6.1	2.2
Property, plant and equipment	6.9	16.8

Total assets	138.3	206.7

Accounts payable	46.4	40.5
Accrued expenses	48.6	28.1
Total current liabilities	95.0	68.6

Long-term liabilities	8.7	5.7

Total liabilities	103.7	74.3

Net assets	$34.6	$132.4

Note 3 - Restructuring Activities

In November 2006, Brunswick announced an initiative to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These actions reflect the Company’s response to difficult marine market conditions, as the Company continues to reduce production volumes to achieve appropriate dealer pipeline inventories, and include the consolidation of certain boat manufacturing facilities, sales offices and distribution warehouses as well as reductions in the Company’s global workforce. In addition, these efforts include the streamlining of certain sales and other operations throughout the Company.

The Company anticipates that it will incur total costs of approximately $28 million under this initiative, which will be completed in early- to mid-2007. During 2006, the Company recorded $18.9 million of pre-tax restructuring charges ($0.14 per diluted share) for severance costs, asset write-downs and other costs associated with workforce reductions, plant shutdowns and distribution realignment actions.

Brunswick Corporation
Notes to Consolidated Financial Statements

Restructuring charges recorded during 2006 were included in the Consolidated Statements of Income as follows:

	Boat Segment	Marine Engine Segment	Fitness Segment	Bowling & Billiards Segment	Corporate	Total
(in millions)
Cost of sales:
Severance	$0.6	$3.0	$—	$0.9	$—	$4.5
Asset write-downs	0.5	—	—	—	—	0.5
Other	0.3	2.3	—	—	—	2.6

Total	1.4	5.3	—	0.9	—	7.6

Selling, general and administrative expense:
Severance	1.5	3.2	—	0.5	0.7	5.9
Asset write-downs	0.4	0.9	—	1.3	—	2.6
Other	0.9	0.1	—	—	—	1.0

Total	2.8	4.2	—	1.8	0.7	9.5

Equity earnings:
Asset write-downs	—	—	—	1.8	—	1.8

Total restructuring charges	$4.2	$9.5	$—	$4.5	$0.7	$18.9

The Company expects to incur approximately $9 million of additional restructuring costs under this initiative in 2007; $6 million in the Boat segment, $2 million in the Marine Engine segment and $1 million in the Bowling & Billiards segment.

Note 4 - Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards. Weighted average basic shares decreased by 3.6 million shares in 2006 compared with 2005 primarily due to the share repurchase program (as discussed in Note 19 - Share Repurchase Program) and a lower average share price, partially offset by shares issued upon the exercise of employee stock options. Average basic shares increased by 2.0 million in 2005 compared with 2004, primarily due to shares issued upon the exercise of employee stock options, partially offset by the stock repurchase program.

Brunswick Corporation
Notes to Consolidated Financial Statements

Basic and diluted earnings per share for the years ended December 31 are calculated as follows:

	2006	2005	2004
(in millions, except per share data)
Net earnings from continuing operations	$263.2	$371.1	$263.8
Net earnings (loss) from discontinued operations, net of tax	(129.3)	14.3	6.0

Net earnings	$133.9	$385.4	$269.8

Average outstanding shares - basic	94.0	97.6	95.6
Dilutive effect of common stock equivalents	0.7	1.2	1.7

Average outstanding shares - diluted	94.7	98.8	97.3

Basic earnings (loss) per share
Continuing operations	$2.80	$3.80	$2.76
Discontinued operations	(1.38)	0.15	0.06

Net earnings	$1.42	$3.95	$2.82

Diluted earnings (loss) per share
Continuing operations	$2.78	$3.76	$2.71
Discontinued operations	(1.37)	0.14	0.06

Net earnings	$1.41	$3.90	$2.77

As of December 31, 2006, there were 4.0 million options outstanding, of which 2.3 million were exercisable. As of December 31, 2006, 2005 and 2004, there were 2.0 million, 0.8 million and zero shares, respectively, of common stock outstanding for which the exercise price of the options was greater than the average market price of the Company’s shares for the period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 5 - Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands, and operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards. The Company’s segments are defined by management reporting structure and operating activities.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, high-performance boats, offshore fishing boats and aluminum fishing, deck and pontoon boats, which are sold primarily through dealers. The segment also owns and operates marine parts and accessories distribution and manufacturing businesses. The Boat segment’s products are manufactured primarily in the United States. Sales to the segment’s largest boat dealer, MarineMax, Inc., which has multiple locations, comprised approximately 26 percent of Boat segment sales in 2006 and approximately 18 percent in 2005 and 2004.

The Marine Engine segment consists of Brunswick’s Mercury Marine Group. Mercury Marine manufactures and markets a full range of sterndrive engines, inboard engines, outboard engines, water jet propulsion systems, and parts and accessories, which are principally sold directly to boat builders, including Brunswick’s Boat segment, or through marine retail dealers worldwide. Mercury Marine also manufactures and distributes boats in certain markets outside the United States. The Company’s engine manufacturing plants are located primarily in the United States, with sales primarily to United States, European and Asian markets.

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total body cross-trainers, stair climbers, stationary bikes and strength-training equipment. These products are manufactured or sourced from domestic and international locations. Fitness equipment is sold primarily in the United States, Europe and Asia to health clubs, military, government, corporate and university facilities, and to consumers through specialty retail shops.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Bowling & Billiards segment designs, manufactures and markets bowling capital equipment and associated parts and supplies, including lanes, automatic pinsetters and scorers; bowling balls and other accessories; billiards, Air Hockey and foosball tables and accessories; and operates bowling centers. Products are manufactured or sourced from domestic and international locations. Bowling products and commercial billiards, Air Hockey and foosball tables are sold through a direct sales force or distributors in the United States and through distributors in non-U.S. markets, primarily Europe and Asia. Consumer billiards equipment is predominantly sold in the United States and distributed primarily through dealers.

As discussed in Note 2 - Discontinued Operations, during the second quarter of 2006, Brunswick began reporting the majority of its BNT businesses as discontinued operations. These businesses were previously reported in the Marine Engine segment. Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments. Additionally, the BNT businesses that are being retained are now reported as part of the Boat, Marine Engine and Fitness segments, consistent with the manner in which Brunswick’s management now views these businesses.

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, earnings from equity affiliates, other expenses and income of a non-operating nature, interest expense and income or provisions for income taxes.

Corporate/Other results include items such as corporate staff and overhead costs as well as the financial results of the Company’s joint venture, Brunswick Acceptance Company, LLC (BAC), which is discussed in further detail in Note 8 - Financial Services. Corporate/Other assets consist primarily of cash and marketable securities, prepaid income taxes and investments in unconsolidated affiliates. Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at established arm’s length transfer prices.

Information as to the operations of Brunswick’s operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings			Total Assets
	2006	2005	2004	2006	2005	2004	2006	2005
(in millions)
Boat	$2,864.4	$2,783.4	$2,285.0	$135.6	$192.5	$150.4	$1,540.4	$1,358.9
Marine Engine	2,271.3	2,300.6	2,165.8	193.8	250.5	237.2	894.8	934.2
Marine eliminations	(521.8)	(491.6)	(390.4)	—	—	0.1	—	—
Total Marine	4,613.9	4,592.4	4,060.4	329.4	443.0	387.7	2,435.2	2,293.1
Fitness	593.1	551.4	558.8	57.8	56.1	44.2	693.1	678.5
Bowling & Billiards	458.3	464.5	442.4	22.1	37.2	41.7	392.2	386.5
Eliminations	(0.3)	(1.4)	(3.5)	—	—	(0.1)	—	—
Corporate/Other	—	—	—	(68.1)	(67.6)	(78.7)	791.5	1,056.7

Total	$5,665.0	$5,606.9	$5,058.1	$341.2	$468.7	$394.8	$4,312.0	$4,414.8

	Depreciation			Amortization
	2006	2005	2004	2006	2005	2004
(in millions)
Boat	$52.1	$50.2	$45.7	$11.0	$8.8	$15.8
Marine Engine	63.4	58.9	55.1	2.0	0.6	0.5
Fitness	10.8	11.9	11.9	0.3	0.2	0.6
Bowling & Billiards	21.8	20.5	20.1	0.9	0.9	1.0
Corporate/Other	5.0	4.3	2.9	—	—	—

Total	$153.1	$145.8	$135.7	$14.2	$10.5	$17.9

Brunswick Corporation
Notes to Consolidated Financial Statements

	Capital Expenditures			Research & Development Expense
	2006	2005	2004	2006	2005	2004
(in millions)
Boat	$75.8	$74.7	$56.5	$38.0	$36.1	$28.3
Marine Engine	72.5	91.5	68.7	70.3	67.3	66.6
Fitness	11.0	11.2	8.3	18.4	14.2	16.0
Bowling & Billiards	43.7	36.8	27.7	5.5	5.9	5.9
Corporate/Other	2.1	9.6	2.6	—	—	—

Total	$205.1	$223.8	$163.8	$132.2	$123.5	$116.8

Geographic Segments

	Net Sales			Long-Lived Assets
	2006	2005	2004	2006	2005
(in millions)
United States	$3,862.6	$3,846.6	$3,502.5	$1,016.9	$989.0
International	1,802.4	1,760.3	1,555.6	134.3	127.1
Corporate/Other	—	—	—	201.7	228.2

Total	$5,665.0	$5,606.9	$5,058.1	$1,352.9	$1,344.3

Note 6 - Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”

In 2006, consideration paid for acquisitions, net of cash acquired, was as follows:

Date	Name/Description	Net Cash Consideration(A)
(in millions)
2/16/06	Cabo Yachts, Inc.	$60.6
3/24/06	Marine Innovations Warranty Corporation	2.3
4/26/06	Diversified Marine Products, L.P.	14.2
9/20/06	Protokon LLC (13.3 percent)	5.6
10/19/06	Blue Water Dealer Services, Inc.	3.5

		$86.2

(A)   Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

Brunswick acquired certain assets of Cabo Yachts, Inc. (Cabo) for $60.6 million. Cabo manufactures offshore sportfishing boats ranging from 31 to 52 feet. The purchase of Cabo complements Brunswick’s previous acquisitions of Hatteras Yachts, Inc. and Albemarle Boats, Inc. (Albemarle), discussed below, and allows the Company to offer a full range of sportfishing convertibles from 24 to 90 feet. The post-acquisition results of Cabo are included in the Boat segment.

The Company made an additional payment of $2.3 million for the April 1, 2004, acquisition of Marine Innovations Warranty Corporation (Marine Innovations). This payment was required under the purchase agreement as Marine Innovations fulfilled earnings targets. The Company expects to make a final payment of $1.5 million under this arrangement in March 2007. The post-acquisition results of Marine Innovations are included in the Boat segment.

On April 26, 2006, Brunswick acquired the outstanding stock of Diversified Marine Products, L.P. (Diversified) for $14.2 million. Diversified is a leading wholesale distributor of marine parts and accessories headquartered in Los Angeles, California. The acquisition of Diversified complements Brunswick’s previous acquisitions of Benrock, Inc. (Benrock), Land ‘N’ Sea Corporation and Kellogg Marine, Inc. (Kellogg) and allows Brunswick to provide same- or next-day delivery of marine parts and accessories nationwide by expanding its parts and accessories business to the West Coast of the United States. The post-acquisition results of Diversified are included in the Boat Segment.

Brunswick Corporation
Notes to Consolidated Financial Statements

On September 20, 2006, the Company acquired an additional 13.3 percent of the outstanding stock of Protokon LLC (Protokon), a Hungarian equipment manufacturer, for $5.6 million. Brunswick previously purchased 80 percent of the outstanding stock of Protokon in 2003 and has the option to acquire the remaining 6.7 percent interest in Protokon under certain circumstances. The acquisition of Protokon has allowed Brunswick to manufacture fitness equipment closer to the European marketplace, thereby reducing freight costs and offering better service to fitness customers in Europe. The post-acquisition results of Protokon are included in the Fitness Segment.

On October 19, 2006, Brunswick acquired the outstanding stock of Blue Water Dealer Services, Inc. and its affiliates (Blue Water) for $3.5 million. Blue Water, now headquartered in Wilmington, North Carolina, is a provider of retail financial services to marine dealers. The acquisition of Blue Water allows Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers. The post-acquisition results of Blue Water are included in the Boat Segment.

These acquisitions were not and would not have been material to Brunswick’s net sales, results of operations or total assets in the years ended December 31, 2006 and 2005. Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

In 2005, consideration paid for acquisitions, net of debt and cash acquired, was as follows:

Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration
(in millions)
2/07/05	Benrock, Inc.	$4.2	$-	$4.2
2/28/05	Albemarle Boats, Inc.	9.2	-	9.2
4/21/05	Sea Pro, Sea Boss and Palmetto boats	1.0	-	1.0
5/27/05	Triton Boat Company, L.P.	58.4	4.4	62.8
6/20/05	Supra-Industria Textil, Lda. (51 percent)	7.8	0.9	8.7
6/27/05	Marine Innovations Warranty Corporation	2.3	-	2.3
7/07/05	Kellogg Marine, Inc.	41.7	-	41.7
9/16/05	Harris Kayot Marine, LLC	4.8	-	4.8
Various	Miscellaneous	0.9	1.0	1.9

		$130.3	$6.3	$136.6

(A) Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

Brunswick acquired the receivables, inventory, property and equipment of Benrock for $4.2 million. Benrock is a distributor of marine parts and expands Brunswick’s geographic coverage of its parts and accessories businesses distribution network serving the central and southern United States markets. The post-acquisition results of Benrock are included in the Boat segment.

Brunswick acquired the outstanding stock of Albemarle for $9.2 million. Albemarle produces offshore sportfishing boats ranging in length from 24 to 41 feet. The acquisition of Albemarle provides Brunswick with the opportunity to offer a more complete range of offshore sportfishing boats and complements the sportfishing convertibles offered by Hatteras, whose products start at 50 feet. The post-acquisition results of Albemarle are included in the Boat segment.

The Company made a final payment of $1.0 million for the December 31, 2004, acquisition of Sea Pro, Sea Boss and Palmetto boats (Sea Pro). This payment was based on finalization of the closing balance sheet. The post-acquisition results of Sea Pro are included in the Boat segment.

Brunswick acquired the outstanding stock of Triton Boat Company, L.P. (Triton), a manufacturer of fiberglass bass and freshwater boats, and aluminum fishing boats ranging in length from 12 to 35 feet. The Company funded this acquisition through cash consideration of $58.4 million and the assumption of $4.4 million of debt. The acquisition of Triton adds freshwater bass boats to Brunswick’s product lineup, as well as a broader range of saltwater and aluminum fishing boats. The post-acquisition results of Triton are included in the Boat segment.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company exercised its contractual right to acquire its joint venture partner’s 51.0 percent interest in Supra-Industria Textil, Lda. (Valiant), a Portugal-based manufacturer of the Valiant brand of rigid inflatable boats, for $7.8 million and the assumption of debt. Brunswick is now the sole owner of Valiant. The post-acquisition results of Valiant are included in the Marine Engine segment.

The Company made an additional payment of $2.3 million for the April 1, 2004, acquisition of Marine Innovations. This payment was required under the purchase agreement as Marine Innovations fulfilled earnings targets. The post-acquisition results of Marine Innovations are included in the Boat segment.

Brunswick acquired the net assets of Kellogg for $41.7 million. Kellogg is a leading distributor of marine parts and accessories headquartered in Old Lyme, Connecticut. The acquisition of Kellogg complements Brunswick’s previous acquisitions of Benrock and Land ‘N’ Sea and provides a distribution hub in the northeastern United States. The post-acquisition results of Kellogg are included in the Boat segment.

Brunswick acquired the outstanding stock of Harris Kayot Marine, LLC (Harris Kayot), a builder of pontoon boats, fiberglass runabouts and deck boats ranging in length from 20 to 26 feet, for $4.8 million. This acquisition advances Brunswick’s position in the pontoon market and complements the Company’s existing boat portfolio with premium runabout and deck boat product lines. The post-acquisition results of Harris Kayot are included in the Boat segment.

These acquisitions were not and would not have been material to Brunswick’s net sales, results of operations or total assets in the years ended December 31, 2005 and 2004. Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

In 2004, consideration paid for acquisitions, net of cash acquired, and other consideration provided was as follows:

Date	Name/Description	Net Cash Consideration(A)
(in millions)
3/19/04	Vulcan-Bowling Pin Company and Vulcan-Brunswick Bowling Pin Company	$1.3
4/01/04	Lowe, Lund, Crestliner	191.0
4/01/04	Marine Innovations Warranty Corporation	5.4
12/31/04	Sea Pro, Sea Boss and Palmetto boats	50.1
Various	Miscellaneous	0.4

		$248.2

(A) Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

The Company acquired its joint venture partner’s share of a bowling pin operation for $1.3 million, allowing Brunswick to increase its ability to manufacture, distribute and market its own bowling pins. The post-acquisition results of these businesses are included in the Bowling & Billiards segment.

Brunswick acquired the outstanding stock of four aluminum boat companies for $191.0 million. These companies include: Minnesota-based Crestliner, Inc. and Lund Boat Company; Lowe Boats, Inc., based in Missouri; and Lund Boats Canada, Inc., which manufactures and sells the Lund brand in Canada. They produce numerous models of aluminum fishing, pontoon, deck and utility boats ranging from 10 to 25 feet. These boat companies provide Brunswick with the opportunity to offer products in all major aluminum boat segments. The purchase agreement provides for additional consideration of up to $30 million to be paid in three years based on the achievement of a minimum 10 percent after-tax cash flow return on total investment over that time period. The Company does not expect to make any related payments based on the financial performance of these businesses to date. The post-acquisition results of the aluminum boat companies are included in the Boat segment.

The Company acquired the net assets, including working capital and other intangibles, of Marine Innovations, an administrator of extended warranty contracts for the marine industry, for $5.4 million. This acquisition expands the financial services offered by Brunswick to its dealers. The purchase agreement provides for additional consideration of up to $6.0 million based on financial performance during the years 2004, 2005 and 2006. As discussed above, the Company made payments of $2.3 million in 2005 and 2006 under this arrangement and expects to make a final payment of $1.5 million in March 2007. The post-acquisition results of Marine Innovations are included in the Boat segment.

Brunswick Corporation
Notes to Consolidated Financial Statements

Brunswick acquired the outstanding stock of Sea Pro Boats, Inc., (Sea Pro) and net assets, including working capital and other intangibles, of Sea Boss Boats, LLC, (Sea Boss) manufacturers of the Sea Pro, Palmetto and Sea Boss brands of saltwater fishing boats on December 31, 2004, for cash consideration of $50.1 million. These acquisitions provide Brunswick with the opportunity to offer a distinctive array of offshore saltwater fishing boats. The post-acquisition results of Sea Pro and Sea Boss are included in the Boat segment.

These acquisitions were not material to Brunswick’s net sales, results of operations or total assets in the year ended December 31, 2004. Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions.

Purchase price allocations for acquisitions are subject to adjustment, pending final third-party valuations, up to one year from the date of acquisition. Any adjustments are not expected to be material to Brunswick’s Consolidated Balance Sheets. See Note 1 - Significant Accounting Policies for further detail regarding the Company’s accounting for goodwill and other intangible assets.

The following table shows the gross amount of goodwill and intangible assets recorded as of December 31 for the acquisitions completed in 2006, 2005 and 2004:

				Weighted Average Useful Life
	2006	2005	2004	2006	2005
(in millions)
Indefinite-lived:
Goodwill	$32.9	$41.7	$72.6
Trademarks/tradenames	$17.8	$26.9	$113.7
Amortizable:
Customer relationships	$9.1	$19.9	$20.3	10 years	11 years
Other	$3.2	$5.7	$12.4	8 years	6 years

Note 7 - Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 8 - Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. The Company contributed $4.0 million and $0.2 million to other existing joint ventures in 2006 and 2005, respectively.

Brunswick received dividends from its unconsolidated affiliates of $6.8 million, $12.3 million and $13.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s sales to and purchases from its investments, along with the corresponding receivables and payables, were not material to the Company’s overall results of operations for the years ended December 31, 2006, 2005 and 2004, respectively, and its financial position as of December 31, 2006 and 2005.

On February 23, 2005, Brunswick sold its investment of 1,861,200 shares in MarineMax, Inc. (MarineMax), its largest boat dealer, for $56.8 million, net of $4.1 million of selling costs, which included $1.1 million of accrued expenses. The sale was made pursuant to a registered public offering by MarineMax. As a result of this sale, the Company recorded an after-tax gain of $31.5 million after utilizing previously unrecognized capital loss carryforwards.

Note 8 - Financial Services

The Company’s subsidiary, Brunswick Financial Services Corporation (BFS), owns 49 percent of a joint venture, Brunswick Acceptance Company, LLC (BAC), with CDF Ventures, LLC (CDFV), a subsidiary of General Electric Capital Corporation (GECC). Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to Brunswick’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

Brunswick Corporation
Notes to Consolidated Financial Statements

BFS’s contributed equity is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement. BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Consolidated Balance Sheets. The Company’s investment in BAC is determined by cash contributions and reinvested earnings. In 2006, the Company received a net distribution of $1.6 million compared with net contributions of $16.3 million and $13.9 million for the years ended December 31, 2005 and 2004, respectively. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Income.

BAC is funded in part through a loan from GE Commercial Distribution Finance Corporation and a securitization facility arranged by GECC, and in part by a cash equity investment from both partners. BFS’s total investment in BAC at December 31, 2006 and 2005, was $50.6 million and $52.2 million, respectively. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $13.2 million, $9.7 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts exclude the discount expense on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Since 2003, the Company has sold a significant portion of its domestic Mercury Marine accounts receivable to BAC. Accounts receivable totaling $832.0 million, $913.3 million and $927.4 million were sold to BAC in 2006, 2005 and 2004 respectively. Discounts of $7.6 million, $7.0 million and $6.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income. The outstanding balance of receivables sold to BAC was $80.0 million as of December 31, 2006, down from $96.5 million as of December 31, 2005. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $2.2 million, $2.6 million and $2.3 million in 2006, 2005 and 2004, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of December 31, 2006 and 2005, the Company had a retained interest in $31.5 million and $44.5 million of the total outstanding accounts receivable sold to BAC, respectively. The Company’s maximum exposure as of December 31, 2006 and 2005, related to these amounts was $16.9 million and $28.5 million, respectively. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These balances are included in the amounts in Note 10 - Commitments and Contingencies.

Additionally, Brunswick's marine dealers can offer extended product warranties to their retail customers through Brunswick Product Protection Corporation (previously Marine Innovations Warranty Corporation, which the Company acquired in 2004). In October 2006, Brunswick acquired Blue Water Dealer Services, Inc. and its affiliates, a provider of retail financial services to the marine industry, to allow Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers. See Note 6 - Acquisitions for further details.

Note 9 - Income Taxes

The sources of earnings before income taxes are as follows:

	2006	2005	2004
(in millions)
United States	$285.6	$449.6	$346.9
Foreign	24.1	36.3	26.4

Earnings before income taxes	$309.7	$485.9	$373.3

Brunswick Corporation
Notes to Consolidated Financial Statements

The income tax provision consisted of the following:

	2006	2005	2004
(in millions)
Current tax expense:
U.S. Federal	$66.3	$99.9	$92.4
State and local	8.8	9.0	5.2
Foreign	1.4	14.3	9.2
Total current	76.5	123.2	106.8

Deferred tax expense:
U.S. Federal	(28.6)	(7.5)	(6.3)
State and local	(4.3)	0.1	8.1
Foreign	2.9	(1.0)	0.9
Total deferred	(30.0)	(8.4)	2.7

Total provision	$46.5	$114.8	$109.5

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31 were as follows:

	2006	2005
(in millions)
Current deferred tax assets:
Product warranties	$65.7	$66.9
Sales incentives and discounts	44.4	44.4
Litigation and environmental reserves	22.4	22.0
Insurance reserves	19.4	19.3
Loss carryforwards	1.9	47.1
Other	97.9	87.5
Valuation allowance	(1.8)	(12.4)

Total current deferred tax assets	$249.9	$274.8

Non-current deferred tax liabilities (assets):
Depreciation and amortization	$160.4	$144.4
Pension	46.0	37.0
Other assets and investments	22.0	21.5
Other	74.0	75.8
Non-current deferred tax liabilities	302.4	278.7

Deferred compensation	(32.9)	(26.1)
Pension	(84.6)	(56.0)
Loss carryforwards	(45.2)	—
Postretirement and postemployment benefits	(45.1)	(44.6)
Other	(16.5)	(4.5)
Valuation allowance	8.2	—
Non-current deferred tax assets	(216.1)	(131.2)

Total non-current deferred tax liabilities	$86.3	$147.5

At December 31, 2006, the tax impact of the Company’s Loss carryforwards totaling $47.1 million was available to reduce future tax liabilities. This deferred tax asset was comprised of $33.5 million of the tax benefit of state net operating loss (NOL) carryforwards and $13.6 million of the tax benefit of foreign NOL carryforwards. NOL carryforwards of $37.1 million expire at various intervals between the years 2007 and 2025. The remaining NOL carryforwards of $10.0 million have an unlimited life. At December 31, 2006, the valuation allowance totaling $10.0 million was comprised of $5.1 million for state NOL carryforwards and $4.9 million for foreign NOL carryforwards. At December 31, 2005, the valuation allowance totaling $12.4 million was comprised of $5.4 million for state NOL carryforwards and $7.0 million of foreign NOL carryforwards.

Brunswick Corporation
Notes to Consolidated Financial Statements

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

The Company has historically provided deferred taxes under APB No. 23, “Accounting for Income Taxes - Special Areas,” (APB 23) for the presumed ultimate repatriation to the United States of earnings from all non-U.S. subsidiaries and unconsolidated affiliates. The indefinite reversal criterion of APB 23 allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

As of December 31, 2004, as well as through July 2, 2005, Brunswick provided deferred taxes for the undistributed net earnings for all of its foreign subsidiaries and unconsolidated affiliates, as such earnings may have been repatriated to the United States in future years. As of July 3, 2005, the Company determined that approximately $37 million of certain foreign subsidiaries’ undistributed net earnings from continuing operations would now be indefinitely reinvested in operations outside the United States. These earnings will provide Brunswick with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift Brunswick’s acquisition focus to Europe and Asia. The Company’s current intentions meet the indefinite reversal criterion of APB 23. As a result of the APB 23 change in assertion and related refinements in its tax calculations, the Company reduced its deferred tax liabilities related to undistributed foreign earnings.

The Company has undistributed earnings from continuing operations of foreign subsidiaries of $30.5 million at December 31, 2006, for which deferred taxes have not been provided. Such earnings are indefinitely reinvested in the foreign subsidiaries. If such earnings were repatriated, additional tax may result. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

The Company is regularly audited by federal, state and foreign tax authorities.  In the fourth quarter of 2006, the IRS completed its audit of the Company's taxable years 2002 and 2003.  As discussed in Note 10 - Commitments and Contingencies, the Company and the IRS researched settlements in 2005 for taxable years 1986 through 2001, and the statute of limitations related to these taxable years expired on March 9, 2006.  The Company's taxable years 2004 and 2005 are currently open for IRS examination and the IRS begun its audit of 2004 and 2005.  The Company and its subsidiaries remain open for examination by various state taxing jurisdictions for taxable years 1986 through 2005.

The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

	2006	2005	2004
(in millions)
Income tax provision at 35 percent	$108.4	$170.1	$130.6
State and local income taxes, net of Federal income tax effect	7.8	9.8	8.7
Tax reserve reassessment	(42.6)	(7.1)	(10.0)
Extraterritorial income benefit	(9.8)	(12.2)	(8.5)
Research and development credit	(8.5)	(9.7)	(7.1)
Lower taxes related to foreign income, net of credits	(5.2)	(5.7)	(2.8)
Change in estimates related to prior years and prior years’ amended tax return filings	(4.4)	(15.0)	—
Change in APB No. 23 assertion	—	(8.7)	—
Investment sale capital loss utilization	—	(6.6)	—
Other	0.8	(0.1)	(1.4)

Actual income tax provision	$46.5	$114.8	$109.5

Effective tax rate	15.0%	23.6%	29.3%

In 2006, the Company’s effective tax rate of 15.0 percent was lower than the statutory rate primarily due to benefits from $42.6 million of tax reserve reassessments of underlying exposures and the recognition of a $4.4 million interest receivable related to prior taxable years. Refer to Note 10 - Commitments and Contingencies for further detail. In addition, foreign earnings in tax jurisdictions with lower effective tax rates and a research and development tax credit, which was extended by Congress in December 2006, also contributed to the reduced effective tax rate.

In 2005, the Company’s effective tax rate of 23.6 percent was lower than the statutory rate primarily as a result of $15.0 million attributed primarily to refinements in the prior years’ extraterritorial income benefit included above in Change in estimates related to the 2004 and prior years’ amended tax return filings; $8.7 million from a change in the assertion under APB No. 23 for certain foreign subsidiaries as discussed above; and $7.1 million attributed to Tax reserve reassessment of underlying exposures. Additionally, the Company’s 2005 tax rate benefited from a $6.6 million utilization of previously unrecognized loss carryforwards incurred in connection with the investment sale gain, as discussed in Note 7 - Investments. The 2005 effective tax rate was further favorably affected by foreign earnings in lower effective tax rate jurisdictions as well as a research and development tax credit.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company’s 2004 effective tax rate of 29.3 percent was lower than the statutory rate primarily due to the 2004 tax reserve reassessment of $10.0 million arising from the completion of Federal tax audit examinations of years 1998 to 2001, foreign and state earnings in lower effective tax rate jurisdictions and a research and development tax credit.

Income tax provision (benefit) allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

	2006	2005	2004
(in millions)
Continuing operations	$46.5	$114.8	$109.5
Discontinued operations	(9.6)	(4.4)	(0.8)

Total tax provision	$36.9	$110.4	$108.7

Note 10 - Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, which are primarily comprised of arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was $99.8 million and $121.4 million as of December 31, 2006 and 2005, respectively. Any potential payments on these customer financing arrangements would likely extend over several years.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was $214.8 million and $208.0 million as of December 31, 2006 and 2005, respectively.

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

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $81.5 million and $84.4 million as of December 31, 2006 and 2005, respectively, including $64.6 million and $69.1 million for continuing operations, respectively. These amounts are primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, which totaled $17.7 million and $18.9 million as of December 31, 2006 and 2005, respectively, all related to continuing operations, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

Brunswick Corporation
Notes to Consolidated Financial Statements

Product Warranties

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

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities — other at December 31:

	2006	2005
(in millions)
Balance at January 1	$155.3	$163.1
Payments made	(116.2)	(109.7)
Provisions/additions for contracts issued/sold	121.5	104.0
Aggregate changes for preexisting warranties	0.4	(2.1)

Balance at December 31	$161.0	$155.3

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $21.2 million and $25.0 million at December 31, 2006 and 2005, respectively.

Legal and Environmental

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

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in and related to this case, in which the Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement were covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 were calculated and agreed to with the IRS at the examination level. The statute of limitations related to these taxable years expired on March 9, 2006. As a result of these issues and other assessments, the Company reversed $42.6 million of tax reserves in 2006, primarily related to the reassessment of underlying exposures. During the second quarter of 2006, Brunswick received a refund of $12.9 million from the IRS related to the final settlement for these tax years. In the third quarter of 2006, the Company recorded an additional tax receivable of $4.1 million for interest related to these tax years. Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax effect of the IRS's audit adjustments.

Brunswick Corporation
Notes to Consolidated Financial Statements

Environmental Matters. Brunswick is involved in certain legal and administrative proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal and state legislation governing the generation and disposal of certain hazardous wastes. These proceedings, which involve both on- and off-site waste disposal or other contamination, in many instances seek compensation or remedial action from Brunswick as a waste generator under Superfund legislation, which authorizes action regardless of fault, legality of original disposition or ownership of a disposal site. Brunswick has established reserves based on a range of cost estimates for all known claims.

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $38 million to $58 million as of December 31, 2006. At December 31, 2006 and 2005, Brunswick had reserves for environmental liabilities of $49.4 million and $51.5 million, respectively. There were environmental provisions of $0.0 million, $1.5 million and $0.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Brunswick accrues for environmental remediation related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company’s environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

Asbestos Claims. Brunswick’s subsidiary, Old Orchard Industrial Corp., has been named as a defendant in more than 10,000 lawsuits involving claims of asbestos exposure from products manufactured by Vapor Corporation (Vapor), a former subsidiary that the Company divested in 1990. Virtually all of the asbestos suits involve numerous other defendants. The claims generally allege that the Company sold products that contained components, such as gaskets, which included asbestos, and seek monetary damages. Neither Brunswick nor Vapor is alleged to have manufactured asbestos. The Company’s insurers have settled seven of these asbestos claims in the past eight years for nominal amounts. Several thousand claims have been dismissed with no payment. No claim has gone to jury verdict In a few cases, claims have been filed against other Brunswick entities, with a majority of these suits being either dismissed or settled for nominal amounts. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Australia Trade Practices Investigation. In January 2005, Brunswick received a notice to furnish information and documents to the Australian Competition and Consumer Commission (ACCC). A subsequent notice was received in October of 2005. Following the completion of its investigation in December 2006, the ACCC commenced proceedings against a Brunswick subsidiary, Navman Australia Pty Limited, with respect to its compliance with the Trade Practices Act of 1974 as it pertains to Navman Australia’s sales practices from 2001 to 2005. The ACCC has alleged that Navman Australia engaged in resale price maintenance in breach of the Act. Both Brunswick and Navman Australia have cooperated with the ACCC in its investigation and are seeking to resolve the matter by agreeing upon relevant facts and appropriate penalties. Any such agreement must be submitted to the Australian courts for final approval. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company's consolidated financial position or results of operations. Navman Australia is part of the Company’s BNT business and included in discontinued operations.

Chinese Supplier Dispute. The Company is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment for the Company. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract and the resolution of other claims. The arbitration tribunal heard final arguments in August 2005, and the Company is awaiting a decision in the matter. The Company does not believe that this dispute will have a material adverse effect on the Company's consolidated financial condition or results of operations.

Note 11 - Financial Instruments

The Company operates domestically and internationally, with manufacturing and sales facilities in various locations around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes its normal operating and financing activities, along with derivative financial instruments to minimize these risks.

Brunswick Corporation
Notes to Consolidated Financial Statements

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. Any ineffective portion of a derivative instrument’s change in fair value is recorded directly in Other expense, net, in the period of change. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2006, 2005 and 2004. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Other expense, net. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

Fair Value Derrivatives. During 2006 and 2005, the Company entered into foreign currency forward contracts to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in the exchange rates of foreign currencies. The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings.

Cash Flow Derivatives. Certain derivative instruments qualify as cash flow hedges under the requirements of SFAS Nos. 133 and 138. The Company executes forward contracts and options, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of certain raw materials, and natural gas forward contracts, based on projected purchases, to manage exposure related to risk from price changes. The Company has also entered into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive income (loss), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive income (loss) as of December 31:

	Accumulated Unrealized Derivative Gains (Losses)
	2006		2005
	Pre-tax	After-tax	Pre-tax	After-tax
(in millions)
Beginning balance	$11.2	$7.9	$(17.5)	$(12.0)
Net change associated with current period hedging activity	(12.6)	(8.8)	21.6	15.1
Net amount recognized into earnings	9.0	6.2	7.1	4.8

Ending balance	$7.6	$5.3	$11.2	$7.9

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company estimates that $2.2 million of after-tax net realized losses from derivatives that have been settled and deferred in Accumulated other comprehensive income (loss) at December 31, 2006, will be realized in earnings over the next twelve months. At December 31, 2006, the term of derivative instruments hedging forecasted transactions ranges from one to eighteen months.

Foreign Currency. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 2006 and 2005, had notional contract values of $377.2 million and $313.3 million, respectively. The approximate fair value of forward exchange contracts was a net liability of $5.7 million and a $2.9 million net asset at December 31, 2006 and 2005, respectively. Option contracts outstanding at December 31, 2006 and 2005, had notional contract values of $144.7 million and $130.5 million, respectively. The approximate fair value of options contracts outstanding was a net asset of $0.5 million and $4.3 million at December 31, 2006 and 2005, respectively. The forward and options contracts outstanding at December 31, 2006, mature during 2007 and 2008 and primarily relate to the Euro, Canadian dollar, British pound, Australian dollar, Japanese yen and New Zealand dollar.

Interest Rate. The Company utilizes fixed-to-floating interest rate swaps to mitigate the interest rate risk associated with its long-term debt. These swaps had a notional value of $50.0 million and $275.0 million as of December 31, 2006 and 2005, respectively, and an associated fair market value of a loss of $0.2 million as of December 31, 2006, and a loss of $5.2 million as of December 31, 2005. In 2002, the Company terminated fixed-to-floating interest rate swaps entered into in 2001 at a gain of $12.2 million. This gain was deferred and amortized through 2006 based upon the underlying debt, reducing interest expense. As of December 31, 2005, the unrecognized portion of $2.8 million was included as a component of long-term debt.

The Company also utilizes forward starting floating-to-fixed interest rate swaps to hedge the interest rate risk associated with interest payments on anticipated issuances of long-term debt.  These swaps are classified as cash flow hedges.  As of December 31, 2005, the Company had forward starting floating-to-fixed interest rate swaps with a notional value of $200.0 million and a recorded fair market value of $39.9 million.  These hedges were executed in connection with the refinancing of the $250.0 million 6.75% notes maturing in 2006, which the Company anticipated would be refinanced with long-term fixed rate debt.  On July 24, 2006, the Company issued $250.0 million of floating rate notes due in 2009 to refinance the maturity of the 2006 notes and terminated the aforementioned interest rate swaps.  The Company intends to ultimately replace the 2009 notes, which are callable after July 24, 2007, with fixed rate long-term debt.  Approximately $1.6 million of the $14.2 million pre-tax gain realized on the termination of the hedges was recognized in 2006 as the ineffective portion of the hedge, related to fixed rate cash flows that are no longer anticipated to occur.  The remainder of the gain has been deferred as a component of Accumulated other comprehensive income (loss), net of tax.

Commodity Price Hedging. The Company uses commodity swap and futures contracts to hedge anticipated purchases of certain raw materials. Commodity swap contracts outstanding at December 31, 2006 and 2005, had notional values of $18.6 million and $9.1 million, respectively. At December 31, 2006 and 2005, the estimated fair value of these swap contracts was a net asset of $4.0 million and $1.6 million, respectively. The contracts outstanding at December 31, 2006, mature throughout 2007 and 2008. The Company also uses futures contracts to manage its exposure to fluctuating natural gas prices, which had a notional contract value of $1.7 million and $0.6 million outstanding at December 31, 2006 and 2005, respectively. The estimated fair value of the futures contracts was a net liability of $0.4 million compared with a net asset of $0.1 million at December 31, 2006 and 2005, respectively.

Concentration of Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. Concentrations of credit risk with respect to accounts receivable are not material to the Company’s financial position, due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas, with the exception of one boat builder customer. This customer had trade accounts receivable and long-term notes receivable, in connection with a supply agreement, with net credit exposure of $29.4 million and $48.4 million at December 31, 2006 and 2005, respectively.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2006 and 2005, the fair value of the Company’s long-term debt was approximately $729.0 million and $761.0 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt.

Note 12 - Accrued Expenses

Accrued Expenses at December 31 were as follows:

	2006	2005
(in millions)
Accrued compensation and benefit plans	$114.2	$161.8
Product warranties	158.9	149.8
Sales incentives and discounts	157.8	160.1
Accrued recourse/repurchase	42.3	54.5
Insurance reserves	48.6	49.0
Deferred revenue	64.4	61.2
Environmental reserves	49.4	51.5
Other	113.3	115.9

Total accrued expenses	$748.9	$803.8

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 13 - Debt

Short-Term Debt at December 31 consisted of the following:

	2006	2005
(in millions)
Notes payable	$—	$0.1
Current maturities of long-term debt	0.7	1.0

Total short-term debt	$0.7	$1.1

Long-Term Debt at December 31 consisted of the following:

	2006	2005
(in millions)
Floating rate notes, due 2009	$250.0	$—
Notes, 6.75% due 2006, net of discount of $0.0 and $0.2	—	249.8
Notes, 7.125% due 2027, net of discount of $1.0 and $1.0	199.0	199.0
Notes, 5.0% due 2011, net of discount of $0.5 and $0.7	149.5	149.3
Debentures, 7.375% due 2023, net of discount of $0.5 and $0.5	124.5	124.5
Notes, 1.82% to 4.0% payable through 2015	3.6	4.2
Interest rate swaps and other	(0.2)	(2.1)
	726.4	724.7
Current maturities	(0.7)	(1.0)

Long-term debt	$725.7	$723.7
Scheduled maturities 2008	$0.8
2009	250.8
2010	0.3
2011	149.5
Thereafter	324.3

Total long-term debt	$725.7

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

Brunswick Corporation
Notes to Consolidated Financial Statements

In 2002, the Company deferred a realized gain of $12.2 million on the termination of interest rate swaps in advance of their scheduled maturity date. This deferred gain was reported in long-term debt and is included in Interest rate swaps and other. The deferred gain was amortized through 2006 based upon the underlying debt, reducing interest expense. As of December 31, 2005, the amount of deferred gain included in Interest rate swaps and other was $2.8 million. Also included in Interest rate swaps and other is the estimated aggregate market value related to the fixed-to-floating interest rate swaps discussed in Note 11 - Financial Instruments.

In the second quarter of 2005, the Company and certain of its domestic and foreign subsidiaries entered into a new $650 million revolving credit facility (Facility) that serves as support for commercial paper borrowings. The Facility’s initial term was five years, with provisions to extend the term for an additional one year on each anniversary of the Facility, with consent of the lenders. In April 2006, the Company amended the Facility agreement, resulting in improved pricing and a one-year extension of the term through May 5, 2011. Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by JPMorgan Chase Bank, N.A., or the Federal Funds effective rate plus 50 basis points, or a rate tied to LIBOR. The Company pays a facility fee of 8 basis points per annum, which is subject to adjustment based on credit ratings. Under the terms of the Facility, the Company is subject to a leverage test, as well as restrictions on secured debt. The Company was in compliance with these covenants at December 31, 2006. There were no borrowings under the Facility during 2006, and the Facility continues to serve as support for any outstanding commercial paper borrowings. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company had borrowing capacity of $586.8 million under the terms of this agreement at December 31, 2006, net of outstanding letters of credit.

At December 31, 2005, $250.0 million of the Company’s 6.75% notes due December 2006 was classified as long-term, based on the Company’s intent and ability, including use of the Facility, if necessary, to refinance the notes on a long-term basis during 2006. On July 24, 2006, the Company completed the offering of a $250.0 million aggregate principal amount of senior unsubordinated floating rate notes due in 2009 under the Company’s universal shelf registration. The proceeds from this offering were used to repay the Company’s outstanding $250.0 million principal amount of 6.75% notes that were due in December 2006. The floating rate notes mature on July 24, 2009, and interest on the floating rate notes will be paid quarterly and will accrue at the rate of three-month LIBOR plus 65 basis points, set at the beginning of each quarterly period. After July 24, 2007, the Company has the option to redeem some or all of the floating rate notes at par, plus accrued interest, prior to maturity. After this issuance, the Company had $200.0 million available under its universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

Note 14 - Pension and Other Postretirement Benefits

On December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement plans in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 was adopted on a prospective basis as required. Prior years’ amounts have not been restated. Effective for the year ended December 31, 2007, SFAS 158 also requires measurement of a plan’s assets and benefit obligations as of the date of the employer’s fiscal year end. As the Company already measures plan assets and benefit obligations as of December 31, 2006, the adoption of this element of SFAS 158 will have no impact on the Company in 2007.

Brunswick Corporation
Notes to Consolidated Financial Statements

The prior accounting for defined pension and other postretirement plans allowed for delayed recognition of changes in plan assets and benefit obligations and recognition of a liability that may have been significantly less than the underfunded status of the plans or an asset for plans that may have been underfunded. The following table illustrates the incremental effect of applying SFAS 158 for pension, postretirement and postemployment benefits on individual line items in the Company’s Consolidated Balance Sheet as of December 31, 2006:

	Before Application of SFAS 158	SFAS 158 Adjustments Increase (Decrease)	After Application of SFAS 158
(in millions)
Other assets
Other intangibles, net	$353.8	$(31.2)	$322.6
Other long-term assets	216.4	(21.3)	195.1

Total assets	4,502.8	(52.5)	4,450.3

Long-term liabilities
Deferred income taxes	124.9	(38.6)	86.3
Postretirement and postemployment benefits	177.4	46.8	224.2

Shareholders’ equity
Accumulated other comprehensive income (loss), net of tax:
Defined benefit plans
Prior service cost	—	(11.2)	(11.2)
Net actuarial loss	—	(121.7)	(121.7)
Minimum pension liability	(72.2)	72.2	—

Shareholders’ equity	1,932.5	(60.7)	1,871.8

Total liabilities and shareholders’ equity	4,502.8	(52.5)	4,450.3

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

Brunswick Corporation
Notes to Consolidated Financial Statements

Costs. Pension and other postretirement benefit costs included the following components for 2006, 2005 and 2004:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
(in millions)
Service cost	$18.5	$18.6	$17.3	$2.9	$2.7	$2.4
Interest cost	58.9	58.3	56.9	6.0	5.7	5.7
Expected return on plan assets	(78.3)	(72.6)	(66.0)	—	—	—
Amortization of prior service costs	6.8	7.3	6.0	(2.1)	(2.1)	(2.1)
Amortization of net actuarial loss	10.4	13.5	13.5	1.2	0.8	0.7
Special termination benefit	0.1	—	—	—	—	—
Curtailment loss	—	0.8	—	—	—	—

Net pension and other benefit costs	$16.4	$25.9	$27.7	$8.0	$7.1	$6.7

Benefit Obligations and Funded Status. A reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2006, and a statement of the funded status at December 31 for these years for the Company’s pension and other postretirement benefit plans follow:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
(in millions)
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,051.0	$1,016.8	$105.4	$100.6
Service cost	18.5	18.6	2.9	2.7
Interest cost	58.9	58.3	6.0	5.7
Participant contributions	—	—	1.2	1.0
Plan amendments	2.9	—	2.2	—
Special termination benefits	0.1	—	—	—
Acquisition	—	—	0.3
Curtailment	—	(0.3)	—	—
Actuarial (gains) losses	(2.6)	12.4	3.1	2.7
Benefit payments	(51.6)	(54.8)	(7.2)	(7.3)

Benefit obligation at December 31	$1,077.2	$1,051.0	$113.9	$105.4

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	$931.8	$867.9	$—	$—
Actual return on plan assets	93.4	91.3	—	—
Employer contributions	17.4	27.4	6.0	6.3
Participant contributions	—	—	1.2	1.0
Benefit payments	(51.6)	(54.8)	(7.2)	(7.3)

Fair value of plan assets at December 31	$991.0	$931.8	$—	$—

Funded status at December 31	$(86.2)	$(119.2)	$(113.9)	$(105.4)
Unrecognized prior service cost (credit)	—	39.1	—	(10.4)
Unrecognized actuarial losses	—	200.9	—	20.1

Net amount recognized	$(86.2)	$120.8	$(113.9)	$(95.7)

Brunswick Corporation
Notes to Consolidated Financial Statements

The amounts included in the Company’s balance sheets as of December 31, 2006, under SFAS 158 were as follows:

	Pension Benefits	Other Postretirement Benefits
(in millions)
Other long-term assets	$19.7	$—
Accrued benefit liability	(2.6)	(8.0)
Long-term benefit liability	(103.3)	(105.9)

Net amount recognized	$(86.2)	$(113.9)

The amounts included in the Company’s balance sheets as of December 31, 2005, under the prior accounting rules were as follows:

	Pension Benefits	Other Postretirement Benefits
(in millions)
Other intangible assets	$34.4	$—
Other long-term assets	39.9	—
Long-term benefit liability	(96.2)	(95.7)
Accumulated other comprehensive loss	142.7	—

Net amount recognized	$120.8	$(95.7)

The pre-tax amounts in Accumulated other comprehensive income (loss) as of December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
(in millions)
Prior service cost (credit)	$35.2	$—	$(6.1)	$—
Net actuarial loss	172.8	—	22.0	—
Minimum liability adjustment	—	142.7	—	—

Total	$208.0	$142.7	$15.9	$—

The estimated pre-tax prior service cost and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2006, expected to be recognized as components of net periodic benefit cost in 2007 for the Company’s pension plans are $6.5 million and $7.6 million, respectively. The estimated pre-tax prior service credit and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2006, expected to be recognized as components of net periodic benefit cost in 2007 for the Company’s other postretirement benefit plans are $1.8 million and $1.2 million, respectively.

The minimum liability concept, including recognition of an intangible asset, has been eliminated under SFAS 158 effective December 31, 2006. Prior to the adoption of SFAS 158, a minimum liability adjustment was recognized in Accumulated other comprehensive income (loss) to the extent there was an unfunded accumulated benefit obligation that had not been recognized in the balance sheet. Minimum pension liabilities of $71.4 million after-tax ($116.9 million pre-tax) were recognized in Accumulated other comprehensive income (loss) as of December 31, 2006, prior to the adoption of SFAS 158, representing a $15.8 million after-tax ($25.8 million pre-tax) adjustment for the change in the additional minimum liability for the year ended December 31, 2006. This minimum pension liability was subsequently eliminated upon the adoption of SFAS 158 at December 31, 2006. Minimum pension liabilities of $87.2 million after-tax ($142.7 million pre-tax) are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets as of December 31, 2005. The adjustment for the change in the additional minimum liability decreased Accumulated other comprehensive income (loss) by $10.0 million after-tax ($16.4 million pre-tax) for the year ended December 31, 2005.

Brunswick Corporation
Notes to Consolidated Financial Statements

The accumulated benefit obligation for the Company’s pension plans was $1,037.8 million and $1,014.2 million at December 31, 2006 and 2005, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, at December 31 were as follows:

	2006	2005
(in millions)
Projected benefit obligation	$989.6	$963.3
Accumulated benefit obligation	$950.2	$926.5
Fair value of plan assets	$883.7	$830.3

The funded status of these pension plans as a percentage of the projected benefit obligation increased to 89 percent in 2006 from 86 percent in 2005 due to positive conditions in the equity markets and discretionary pension contributions.

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

Participants eligible for other postretirement benefits have flat dollar post-age 65 benefits. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2006	2005

Health care cost trend rate for next year	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year rate reaches the ultimate trend rate	2011	2011

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2006, would have the following effects:

	One Percent Increase	One Percent Decrease
(in millions)
Effect on total of service and interest cost	$0.6	$(0.6)
Effect on accumulated postretirement benefit obligation	$5.9	$(5.3)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	2006	2005

Discount rate	6.00%	5.75%
Rate of compensation increase(A)	3.75%	3.75%

(A) Assumption used in determining pension benefit obligation only.

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2006	2005	2004

Discount rate	5.75%	5.90%	6.25%
Long-term rate of return on plan assets(A)	8.50%	8.50%	8.50%
Rate of compensation increase(A)	3.75%	3.75%	3.75%

(A) Assumption used in determining pension benefit cost only.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company utilized a long-term corporate bond model to determine the discount rate used to calculate plan liabilities. The corporate bond model calculated the yield of a portfolio of bonds whose cash flows approximated the plans’ expected benefit payments. The yield of this portfolio was compared to the Moody’s Aa Corporate Bond Yield Index at a comparable measurement date to determine the yield differential, which was 22 basis points, 27 basis points and 16 basis points in 2006, 2005 and 2004, respectively. This differential was added to the year-end Moody’s index to determine the discount rate. Moody’s Aa long-term corporate bond yield was used as a basis for determining the discount rate in 2003 with a yield adjustment made for the longer duration of the Company’s benefit obligations and a further adjustment to reflect annual yields.

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations of investment returns. The Company’s long-term rate of return on assets assumption of 8.5 percent in 2006, 2005 and 2004, reflects recent market trends and is consistent with historical weighted average total returns actually achieved by the plans’ assets.

Assets of the Company’s Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. The Trust strategically diversifies its investments among various asset classes in order to reduce risks and enhance returns. Long-term strategic weightings for the total Trust of 68 percent equity securities, 17 percent for interest-sensitive investments (debt securities and other) and 15 percent for real estate are within the Company’s target allocation ranges. The ranges are 55 percent to 75 percent, 12 percent to 22 percent, and 10 percent to 18 percent for equity securities, interest-sensitive investments and real estate, respectively. All investments are continually monitored and reviewed, with evaluation considerations focusing on strategic target allocations, investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Actual asset allocations within the Trust are described below.

Plan Assets. The Company’s asset allocation for its qualified pension plans at December 31 by asset category was as follows:

	Percentage of Plan Assets
	2006	2005
Asset Category Equity securities	68%	67%
Debt securities	15	16
Real estate	13	11
Other	4	6

Total	100%	100%

Equity securities do not include any shares of the Company’s common stock at December 31, 2006 and 2005.

The Company’s nonqualified pension plan and other postretirement benefit plans are not funded.

Expected Cash Flows. The expected cash flows for the Company’s pension and other postretirement benefit plans follow:

	Pension Benefits	Other Postretirement Benefits
(in millions)
Company contributions expected to be made in 2007 (A)	$2.6	$8.0
Expected benefit payments (which reflect future service):
2007	$58.0	$8.5
2008	$61.8	$8.7
2009	$66.0	$8.9
2010	$69.5	$9.1
2011	$72.9	$9.2
2012-2016	$412.8	$45.9

(A)  The Company currently anticipates funding approximately $2.6 million to cover benefit payments in the unfunded, nonqualified pension plan in 2007. This is subject to change based on market conditions or Company discretion.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company’s contributions to its defined contribution plans are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. The expense related to these plans was $47.6 million, $46.5 million and $43.0 million in 2006, 2005 and 2004, respectively. Company contributions to multiemployer plans were $0.4 million, $0.5 million and $0.4 million in 2006, 2005 and 2004, respectively.

Brunswick also provides postemployment benefits to qualified former or inactive employees. The incremental effect of adopting SFAS 158 for these postemployment benefit plans resulted in a $6.6 million after-tax ($10.8 million pre-tax) increase in Accumulated other comprehensive income (loss), net of tax. The estimated pre-tax prior service credit in Accumulated other comprehensive income (loss) at December 31, 2006, expected to be recognized in income in 2007, is $1.3 million.

Note 15 - Stock Plans and Management Compensation

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

The Company previously accounted for its share-based compensation using the intrinsic value method as defined in APB 25. Prior to January 1, 2006, other than for nonvested stock, no share-based employee compensation cost was reflected in net earnings. SFAS 123R requires that the Company report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow in the Consolidated Statements of Cash Flows. Total stock option expense from continuing operations was $5.8 million for the year ended December 31, 2006, and resulted in a deferred tax asset for the tax benefit to be realized in future periods.

The Company used the modified prospective transition method to adopt the provisions of SFAS 123R. Under this method, employee compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Therefore, prior period financial statements have not been restated. In accordance with SFAS 123R, the fair value of option grants is estimated as of the date of grant using the Black-Scholes-Merton option pricing model.

As a result of adopting SFAS 123R on January 1, 2006, the Company's net earnings from continuing operations for the year ended December 31, 2006, were $3.5 million lower than if it had continued to account for share-based compensation under APB 25. For the year ended December 31, 2006, basic and diluted earnings per share were both $0.04 lower than if the Company had not adopted SFAS 123R.

Brunswick Corporation
Notes to Consolidated Financial Statements

The following table illustrates the effect on net earnings and earnings per share for the year ended December 31, 2005, if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards for periods before the Company adopted SFAS 123R:

	2005	2004
(in millions, except per share data)
Net earnings from continuing operations, as reported	$371.1	$263.8
Add: Share-based employee compensation included in reported earnings, net of tax	1.8	6.0
Less: Total share-based employee compensation expense under fair value-based method for all awards, net of tax	8.7	11.0

Net earnings from continuing operations, pro forma	$364.2	$258.8

Basic earnings from continuing operations per common share:
As reported	$3.80	$2.76
Pro forma	$3.73	$2.71

Diluted earnings from continuing operations per common share:
As reported	$3.76	$2.71
Pro forma	$3.69	$2.66

Under the 2003 Stock Incentive Plan, the Company may grant stock options, stock appreciation rights, nonvested stock and other types of awards to executives and other management employees. Issuances under the plan may be from either authorized, but unissued, shares or treasury shares. On July 27, 2006, the Company registered an additional 4.0 million shares that may be issued under the plan, increasing the maximum issuance allowed by the plan to 8.1 million shares. As of December 31, 2006, 4.6 million shares were available for grant.

Stock options issued are generally exercisable over a period of 10 years, or as determined by the Human Resources and Compensation Committee of the Board of Directors. Options vest over three or four years, or immediately in the event of a change in control, upon death or disability of the optionee, or, for grants issued prior to 2006, if the optionee’s age and years of service equal 65 or more, regardless of the optionee’s age. Vesting of 2006 option grants will occur immediately in the event of a change in control, upon death or disability of the optionee, or upon termination of employment if the optionee has attained the age of 62 and his or her age and years of service equal 70 or more. The option price per share cannot be less than the fair market value at the date of grant. The Company has additional stock and stock option plans to provide for compensation of non-employee directors. Stock option activity for all plans for the three years ended December 31, 2006, 2005 and 2004, was as follows:

	2006				2005		2004
(Options in thousands)	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price

Outstanding on January 1	3,844	$ 29.91			3,702	$ 24.59	7,615	$ 22.97
Granted	906	$ 39.06			934	$ 45.90	446	$ 38.77
Exercised	(548)	$ 21.95		$ 8,369	(740)	$ 23.17	(4,294)	$ 23.19
Forfeited	(201)	$ 38.90			(52)	$ 34.04	(65)	$ 24.92

Outstanding on December 31	4,001	$ 32.62	6.3 years	$ 17,688	3,844	$ 29.91	3,702	$ 24.59

Exercisable on December 31	2,338	$ 26.73	4.8 years	$ 17,068	2,312	$ 23.45	1,980	$ 22.93

Brunswick Corporation
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2006:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price

$17.38 to $20.00	659	3.7 years	$ 19.65	659	3.7 years	$ 19.65
$20.01 to $30.00	1,151	4.9 years	$ 23.57	1,075	4.8 years	$ 23.55
$30.01 to $40.00	1,327	7.8 years	$ 38.23	356	4.8 years	$ 36.09
$40.01 to $49.27	864	8.1 years	$ 45.99	248	8.1 years	$ 45.90

The weighted average fair value of individual options granted during 2006 was $12.02. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions used for 2006, 2005 and 2004:

	2006	2005	2004

Risk-free interest rate	4.4%	3.7%	3.1%
Dividend yield	1.5%	1.4%	1.3%
Volatility factor	31.2%	34.1%	34.7%
Weighted average expected life	4.8 - 6.1 years	5.0 years	5.0 years

Nonvested stock awards (nonvested stock shares were issued for grants prior to April 30, 2003, and subsequently nonvested stock units were issued) are issued to directors and key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Nonvested stock awards vest at the end of a three- to four-year period subject to continued employment, or immediately upon a change in control of the Company, or upon death or disability of the recipient. For grants issued before January 1, 2006, nonvested stock units are forfeited in the event employment terminates prior to vesting, except there is prorata vesting if age and years of service equals 65 or more upon termination of employment. Prorata vesting on grants issued in 2006 will occur if the recipient’s age and years of service equals 70 or more upon termination of employment. Nonvested stock units are eligible for dividends, which are reinvested, and non-voting, and all awards have restrictions on the sale or transfer of such awards during the nonvested period. The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During 2006, $7.0 million was charged to compensation expense under these plans.

The weighted average price per nonvested stock award at grant date was $39.15, $45.90 and $38.64 for the nonvested stock awards granted in 2006, 2005 and 2004, respectively. Nonvested stock award activity for all plans for the three years ended December 31 was as follows:

	2006	2005	2004
(in thousands)
Outstanding at January 1	519	824	426
Granted	325	103	524
Released	(227)	(101)	(113)
Forfeited	(67)	(307)	(13)

Outstanding at December 31	550	519	824

As of December 31, 2006, there was $8.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 16 - Treasury and Preferred Stock

Treasury stock activity for the three years ended December 31, 2006, 2005 and 2004, was as follows:

	2006	2005	2004
(Shares in thousands)
Balance at January 1	6,881	5,709	10,408
Common stock repurchase program	5,638	1,943	—
Compensation plans and other	(848)	(771)	(4,699)

Balance at December 31	11,671	6,881	5,709

At December 31, 2006, 2005 and 2004, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2006, 2005 and 2004).

Note 17 - Preferred Share Purchase Rights

In February 1996, the Board of Directors declared a dividend of one Preferred Share Purchase Right (Right) on each outstanding share of the Company’s common stock. Under certain conditions, each holder of Rights could have purchased one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $85 for each Right held. The Rights expired on April 1, 2006.

Note 18 - Leases

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

No leases contain restrictions on the Company’s activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

	2006	2005	2004
(in millions)
Basic expense	$48.8	$43.1	$51.7
Contingent expense	2.6	2.3	2.1
Sublease income	(0.9)	(0.9)	(0.6)

Rent expense, net	$50.5	$44.5	$53.2

Future minimum rental payments at December 31, 2006, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2007	$42.9
2008	33.4
2009	28.1
2010	21.9
2011	17.8
Thereafter	42.5

Total (not reduced by minimum sublease rentals of $1.5)	$186.6

Note 19 - Share Repurchase Program

In the second quarter of 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of December 31, 2006, the Company’s remaining share repurchase authorization for the program was $366.2 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. During 2006 and 2005, the Company repurchased approximately 5.6 million and 1.9 million shares under this program for $195.6 million and $76.0 million, respectively. As of December 31, 2006, the Company has repurchased approximately 7.5 million shares since the program’s inception.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 20 - Quarterly Data (unaudited)

Brunswick maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). The first three quarters of fiscal year 2006 ended on April 1, 2006, July 1, 2006, and September 30, 2006, and the first three quarters of 2005 ended on April 2, 2005, July 2, 2005, and October 1, 2005.
	Quarter Ended
(in millions, except per share data)	April 1, 2006	July 1, 2006	Sept. 30, 2006	Dec. 31, 2006	Year Ended Dec. 31, 2006

Net sales	$1,413.3	$1,543.1	$1,337.8	$1,370.8	$5,665.0
Gross margin (A)	$313.4	$354.8	$288.9	$268.6	$1,225.7
Net earnings from continuing operations	$74.2	$94.4	$50.4	$44.2	$263.2
Net earnings	$67.4	$83.2	$36.5	$(53.2)	$133.9
Basic earnings per common share:
Net earnings from continuing operations	$0.78	$1.00	$0.54	$0.48	$2.80
Net earnings from discontinued operations	(0.07)	(0.12)	(0.15)	(1.05)	(1.38)

Net earnings (loss)	$0.71	$0.88	$0.39	$(0.57)	$1.42
Diluted earnings per common share:
Net earnings from continued operations	$0.77	$0.99	$0.54	$0.48	$2.78
Net earnings from discontinued operations	(0.07)	(0.12)	(0.15)	(1.05)	(1.37)

Net earnings (loss)	$0.70	$0.87	$0.39	$(0.57)	$1.41
Dividends declared	$—	$—	$—	$0.60	$0.60
Common stock price (NYSE symbol: BC):
High	$42.30	$40.50	$33.31	$33.24	$42.30
Low	$36.04	$32.35	$27.56	$30.71	$27.56

	Quarter Ended
	April 2, 2005	July 2, 2005	Oct. 1, 2005	Dec. 31, 2005	Year Ended Dec. 31, 2005

Net sales	$1,342.5	$1,531.6	$1,351.1	$1,381.7	$5,606.9
Gross margin (A)	$321.2	$386.6	$305.5	$308.3	$1,321.6
Net earnings from continuing operations	$94.0	$111.0	$82.5	$83.6	$371.1
Net earnings	$94.6	$114.1	$88.4	$88.3	$385.4
Basic earnings per common share:
Net earnings from continuing operations	$0.96	$1.13	$0.84	$0.86	$3.80
Net earnings from discontinued operations	0.01	0.03	0.06	0.05	0.15

Net earnings (loss)	$0.97	$1.16	$0.90	$0.91	$3.95
Diluted earnings per common share:
Net earnings from continued operations	$0.95	$1.12	$0.83	$0.85	$3.76
Net earnings from discontinued operations	0.01	0.03	0.06	0.05	0.14

Net earnings (loss)	$0.96	$1.15	$0.89	$0.90	$3.90
Dividends declared	$—	$—	$—	$0.60	$0.60
Common stock price (NYSE symbol: BC):
High	$48.57	$49.50	$46.70	$42.09	$49.50
Low	$43.94	$41.63	$36.98	$35.09	$35.09

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

Brunswick Corporation
Notes to Consolidated Financial Statements

BRUNSWICK CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year

2006	$22.1	$9.2	$(5.7)	$(1.5)	$5.6	$29.7

2005	$28.7	$(0.7)	$(6.0)	$0.1	$0.2	$22.1

2004	$30.9	$4.9	$(8.6)	$1.7	$(0.2)	$28.7

Deferred Tax Asset Valuation Allowance (A)	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year

2006	$12.4	$(0.1)	$—	$—	$(2.3)	$10.0

2005	$20.0	$(7.6)	$—	$—	$—	$12.4

2004	$13.0	$—	$—	$—	$7.0	$20.0

(A)	State and foreign net operating loss carryforwards that are not expected to be utilized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION

February 23, 2007	By:	/s/ ALAN L. LOWE
Alan L. Lowe Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 23, 2007	By:	/s/DUSTAN E. McCOY
Dustan E. McCoy Chairman and Chief Executive Officer (Principal Executive Officer)

February 23, 2007	By:	/s/ PETERG. LEEMPUTTE
Peter G. Leemputte Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 23, 2007	By:	/s/ ALAN L. LOWE
Alan L. Lowe Vice President and Controller (Principal Accounting Officer)

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Peter G. Leemputte, Attorney-in-Fact.

Nolan D. Archibald
Jeffrey L. Bleustein
Michael J. Callahan
Manuel A. Fernandez
Peter Harf
Graham H. Phillips
Roger W. Schipke
Ralph C. Stayer
Lawrence A. Zimmerman

February 23, 2007	By:	/s/ PETER G. LEEMPUTTE
Peter G. Leemputte Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company filed as Exhibit 19.2 to the Company’s
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

4.4
The Company’s agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K
for 1980, and hereby incorporated by reference.

4.5	Form of the Company’s $150,000,000 principal amount of 5% Notes due 2011, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 26, 2004, and hereby incorporated by reference.
4.6
Credit Agreement dated as of November 15, 2002, setting forth the terms of the Company’s
$350,000,000 Revolving Credit and Competitive Bid Loan Facility with JPMorgan Chase Bank, administrative agent, and other lenders identified in the Credit Agreement, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for 2002, and hereby incorporated by reference.

4.7
Credit Agreement dated as of April 29, 2005, setting forth the terms of the Company’s
$650,000,000 Revolving Credit and Competitive Bid Loan Facility with JPMorgan Chase Bank, administrative agent, and other lenders identified in the Credit Agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and hereby incorporated by reference.

4.8
Form of the Company’s $250,000,000 principal amount of floating rate Notes due July 24, 2009, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 24, 2006, and hereby incorporated by reference.

10.1*
Terms and Conditions of Employment between the Company and D. E. McCoy, filed as Exhibit
10.1 to the Company’s Current Report on Form 8-K dated September 18, 2006, and hereby incorporated by reference.

10.2*
Form of Terms and Conditions of Employment between the Company and each of T.J. Chung, W.
N. Hardie, P. G. Leemputte, B. R. Lockridge, P. C. Mackey, A. L. Lowe, M. I. Smith and J. E.
Stransky, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18,
2007, and hereby incorporated by reference.

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
10.5*
Form of Indemnification Agreement by and between the Company and each of N. D. Archibald,
J. L. Bleustein, M. J. Callahan, C. W. Dunaway, M. A. Fernandez, P. Harf, G.H. Phillips, R.W.
Schipke, R. C. Stayer and L. A. Zimmerman.

10.6*	1991 Stock Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and hereby incorporated by reference.
10.7*	Brunswick Performance Plan for 2006.
10.8*	Brunswick Performance Plan for 2007.
10.9*	Brunswick Strategic Incentive Plan for 2005 - 2006 filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 3, 2005, and hereby incorporated by reference.
10.10*	Brunswick Strategic Incentive Plan for 2006 - 2007.
10.11*	Brunswick Strategic Incentive Plan for 2007 - 2008.

10.12*	1997 Stock Plan for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.13*	Elective Deferred Compensation Plan filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.14*	Automatic Deferred Compensation Plan filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for 2003 and hereby incorporated by reference.
10.15*	Brunswick Restoration Plan filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.16*	Brunswick 2003 Stock Incentive Plan filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
12.1	Statement regarding computation of ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______

*	Management contract or compensatory plan or arrangement.