Form 10-Q
period 2007-03-31
BRUNSWICK CORP
filed 2007-05-03
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
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

Yes [   ]      No [X]

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 1, 2007, was 90,362,558.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006

Net sales	$1,386.1	$1,413.3
Cost of sales	1,089.7	1,099.9
Selling, general and administrative expense	209.9	184.7
Research and development expense	33.5	30.5
Operating earnings	53.0	98.2
Equity earnings	6.3	5.2
Other expense, net	(0.4)	(0.1)
Earnings before interest and income taxes	58.9	103.3
Interest expense	(13.6)	(13.6)
Interest income	1.8	2.9
Earnings before income taxes	47.1	92.6
Income tax provision	12.8	18.5
Net earnings from continuing operations	34.3	74.1

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	3.4	(6.7)
Gain on disposal of discontinued operations, net of tax	7.9	-
Net earnings (loss) from discontinued operations	11.3	(6.7)

Net earnings	$45.6	$67.4

Earnings per common share:
Basic
Net earnings from continuing operations	$0.38	$0.78
Earnings (loss) from discontinued operations, net of tax	0.03	(0.07)
Gain on disposal of discontinued operations, net of tax	0.09	-

Net earnings	$0.50	$0.71

Diluted
Net earnings from continuing operations	$0.38	$0.77
Earnings (loss) from discontinued operations, net of tax	0.03	(0.07)
Gain on disposal of discontinued operations, net of tax	0.09	-

Net earnings	$0.50	$0.70

Weighted average shares used for computation of:
Basic earnings per share	91.4	95.6
Diluted earnings per share	92.0	96.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(in millions)

	March 31,	December 31,	April 1,
	2007	2006	2006
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$204.0	$283.4	$216.5
Accounts and notes receivable, less allowances of $27.5, $29.7 and $23.3	565.5	492.3	540.5
Inventories
Finished goods	461.2	410.4	418.3
Work-in-process	338.8	308.4	335.8
Raw materials	145.2	143.1	143.5
Net inventories	945.2	861.9	897.6
Deferred income taxes	223.0	249.9	273.6
Prepaid expenses and other	80.0	85.4	60.8
Current assets held for sale	30.3	105.5	99.4
Current assets	2,048.0	2,078.4	2,088.4

Property
Land	93.3	91.7	86.2
Buildings and improvements	638.3	631.6	600.8
Equipment	1,193.1	1,181.7	1,142.8
Total land, buildings and improvements and equipment	1,924.7	1,905.0	1,829.8
Accumulated depreciation	(1,065.1)	(1,046.3)	(1,003.3)
Net land, buildings and improvements and equipment	859.6	858.7	826.5
Unamortized product tooling costs	157.3	156.2	155.5
Net property	1,016.9	1,014.9	982.0

Other assets
Goodwill	664.8	663.6	646.8
Other intangibles	319.2	322.6	344.7
Investments	152.8	142.9	153.7
Other long-term assets	190.3	195.1	245.8
Long-term assets held for sale	22.6	32.8	93.3
Other assets	1,349.7	1,357.0	1,484.3

Total assets	$4,414.6	$4,450.3	$4,554.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,	April 1,
	2007	2006	2006
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$0.6	$0.7	$0.9
Accounts payable	435.4	448.6	418.6
Accrued expenses	788.1	748.9	757.9
Current liabilities held for sale	23.3	95.0	42.4
Current liabilities	1,247.4	1,293.2	1,219.8

Long-term liabilities
Debt	725.8	725.7	723.5
Deferred income taxes	36.0	86.3	136.0
Postretirement and postemployment benefits	224.2	224.2	219.1
Other	273.8	240.4	255.6
Long-term liabilities held for sale	9.5	8.7	5.8
Long-term liabilities	1,269.3	1,285.3	1,340.0

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	378.0	378.7	366.4
Retained earnings	1,875.0	1,820.7	1,809.2
Treasury stock, at cost:
12,257,000; 11,671,000 and 8,294,000 shares	(341.2)	(315.5)	(193.3)
Accumulated other comprehensive loss, net of tax	(90.8)	(89.0)	(64.3)
Shareholders’ equity	1,897.9	1,871.8	1,994.9

Total liabilities and shareholders’ equity	$4,414.6	$4,450.3	$4,554.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities
Net earnings from continuing operations	$34.3	$74.1
Depreciation and amortization	41.0	40.7
Changes in non-cash current assets and current liabilities	(132.2)	(220.9)
Income taxes	33.1	17.2
Other, net	11.1	14.2
Net cash used for operating activities of continuing operations	(12.7)	(74.7)
Net cash used for operating activities of discontinued operations	(22.6)	(16.9)
Net cash used for operating activities	(35.3)	(91.6)

Cash flows from investing activities
Capital expenditures	(39.8)	(54.4)
Acquisitions of businesses, net of cash acquired	(0.1)	(62.9)
Investments	(5.5)	(7.1)
Proceeds from the sale of property, plant and equipment	0.3	5.1
Other, net	(0.3)	-
Net cash used for investing activities of continuing operations	(45.4)	(119.3)
Net cash provided by (used for) investing activities of discontinued operations	30.4	(1.9)
Net cash used for investing activities	(15.0)	(121.2)

Cash flows from financing activities
Payments of long-term debt including current maturities	(0.2)	(0.3)
Stock repurchases	(33.4)	(61.8)
Stock options exercised	4.5	3.7
Net cash used for financing activities of continuing operations	(29.1)	(58.4)
Net cash used for financing activities of discontinued operations	-	-
Net cash used for financing activities	(29.1)	(58.4)

Net increase in cash and cash equivalents	(79.4)	(271.2)
Cash and cash equivalents at beginning of period	283.4	487.7

Cash and cash equivalents at end of period	$204.0	$216.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Note 1 - Significant Accounting Policies

Interim Financial Statements. The unaudited interim consolidated financial statements of Brunswick Corporation (“Brunswick” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain previously reported amounts have been reclassified to conform to the current-period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2006 Annual Report on Form 10-K (the 2006 Form 10-K). As indicated in Note 2 - Discontinued Operations, Brunswick’s results as discussed in the notes to the financial statements reflect continuing operations only, unless otherwise noted. These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of March 31, 2007, December 31, 2006, and April 1, 2006, the results of operations for the three months ended March 31, 2007, and April 1, 2006, and the cash flows for the three months ended March 31, 2007, and April 1, 2006. Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). The first quarter of fiscal year 2007 ended on March 31, 2007, and the first quarter of fiscal year 2006 ended on April 1, 2006.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial statements.

Note 2 - Discontinued Operations

On April 27, 2006, Brunswick announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, consisting of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. Therefore, the Company has reported these BNT businesses as discontinued operations in accordance with the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” related to the classification of assets to be disposed of by sale. These criteria include reclassifying the operations of BNT for all periods presented.

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively, for proceeds of $44.7 million, including the impact of a working capital adjustment, resulting in an after-tax gain of $7.9 million. Finalization of post-closing adjustments with respect to these sales will occur in the second quarter of 2007. The Company is continuing to pursue the sale of the wireless fleet tracking business and currently anticipates that the proceeds will exceed its net book value.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

The following table discloses the results of operations for BNT, including the gain on the divestitures, reported as discontinued operations for the three months ended:

	Three Months Ended
	March 31, 2007	April 1, 2006
(in millions)
Net sales	$81.0	$47.5
Pre-tax earnings (loss)	$4.7	$(11.0)

The following table reflects the financial position of the remaining net assets of BNT reported as discontinued operations:

	March 31, 2007	December 31, 2006
(in millions)
Accounts receivable	$26.8	$51.5
Inventory, net	3.2	52.5
Other current assets	0.3	1.5
Total current assets	30.3	105.5

Goodwill and intangible assets	12.9	19.8
Investments	6.4	6.1
Property, plant and equipment	3.3	6.9
Total long-term assets	22.6	32.8

Total assets	52.9	138.3

Accounts payable	6.5	46.4
Accrued expenses	16.8	48.6
Total current liabilities	23.3	95.0

Long-term liabilities	9.5	8.7

Total liabilities	32.8	103.7

Net assets	$20.1	$34.6

Note 3 - Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation cost (benefit) is recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Income. Refer to Note 15 to the consolidated financial statements in the 2006 Form 10-K for further details regarding the Company’s adoption of SFAS 123R.

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of awards to executives and other management employees. Issuances under the Plan may be from either authorized, but unissued, shares or treasury shares. The Company’s maximum issuance allowed by the Plan is 8.1 million shares. As of March 31, 2007, approximately 3.8 million shares were available for grant.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Stock options were issued by the Company prior to 2005. Since 2005, the Company has issued SARs. Grants are generally exercisable over a period of 10 years, or as determined by the Human Resources and Compensation Committee of the Board of Directors. Grants vest over three or four years, or immediately in the event of a change in control, upon death or disability of the grantee, or, for grants issued prior to 2006, if age and years of service equal 65 or more, regardless of the grantee’s age. Vesting of 2006 and subsequent grants will occur immediately in the event of a change in control, upon death or disability of the grantee, or upon termination of employment if the grantee has attained the age of 62 and age plus years of service equals 70 or more. The exercise price per share cannot be less than the fair market value at the date of grant. During the three months ended March 31, 2007, and April 1, 2006, there were 0.9 million SARs granted. Total expense from continuing operations for these periods was $1.7 million and $1.6 million, respectively, and resulted in a deferred tax asset for the tax benefit to be realized in future periods.

The weighted average fair value of individual SARs granted was $9.91 and $11.88 during 2007 and 2006, respectively. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model with the following weighted average assumptions used for 2007 and 2006:

	2007	2006

Risk-free interest rate	4.8%	4.4%
Dividend yield	1.8%	1.5%
Volatility factor	29.9%	31.2%
Weighted average expected life	5.1 - 6.2 years	4.8 - 6.1 years

Nonvested stock awards (nonvested stock shares were issued for grants prior to April 30, 2003, and subsequently, nonvested stock units were issued) are issued to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Nonvested stock awards vest at the end of a three- to four-year period subject to continued employment, or immediately upon a change in control of the Company, or upon death or disability of the recipient. For grants issued before January 1, 2006, nonvested stock units are forfeited in the event employment terminates prior to vesting, except there is prorata vesting if age and years of service equals 65 or more upon termination of employment. Prorata vesting on grants issued in 2006 and 2007 will occur if the recipient’s age and years of service equals 70 or more upon termination of employment. Selected grants that are made in lieu of Strategic Incentive Plan cash payments vest one-third at the end of each the first three grant date anniversaries. Nonvested stock units are eligible for dividends, which are reinvested, and non-voting, and all awards have restrictions on the sale or transfer of such awards during the nonvested period. The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During the three months ended March 31, 2007, and April 1, 2006, there were 0.1 million and 0.3 million stock awards granted under these plans, respectively, and $1.4 million and $1.1 million was charged to compensation expense under these plans, respectively. Stock awards are issued to directors in accordance with terms and conditions determined by the Corporate Governance Committee of the Board of Directors. Director stock awards are fully vested with distribution deferred to the end of service as a director.

The weighted average price per nonvested stock award at grant date was $33.00 and $39.15 for the nonvested stock awards granted in 2007 and 2006, respectively.

As of March 31, 2007, there was $11.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.0 years.

Note 4 - Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards. Weighted average basic shares decreased by 4.2 million shares in the three months ended March 31, 2007, versus the comparable period in 2006, primarily due to the share repurchase program (as discussed in Note 13 - Share Repurchase Program) and a lower average share price, partially offset by shares issued upon the exercise of employee stock options.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Basic and diluted earnings per share for the three months ended March 31, 2007, and April 1, 2006, were calculated as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
(in millions, except per share data)
Net earnings from continuing operations	$34.3	$74.1
Earnings (loss) from discontinued operations, net of tax	3.4	(6.7)
Gain on disposal of discontinued operations, net of tax	7.9	-

Net earnings	$45.6	$67.4

Average outstanding shares - basic	91.4	95.6
Dilutive effect of common stock equivalents	0.6	1.0

Average outstanding shares - diluted	92.0	96.6

Basic earnings per share
Net earnings from continuing operations	$0.38	$0.78
Earnings (loss) from discontinued operations, net of tax	0.03	(0.07)
Gain on disposal of discontinued operations, net of tax	0.09	-

Net earnings	$0.50	$0.71

Diluted earnings per share
Net earnings from continuing operations	$0.38	$0.77
Earnings (loss) from discontinued operations, net of tax	0.03	(0.07)
Gain on disposal of discontinued operations, net of tax	0.09	-

Net earnings	$0.50	$0.70

As of March 31, 2007, there were 4.6 million options outstanding, of which 2.6 million were exercisable. As of March 31, 2007, and April 1, 2006, there were 2.5 million and 0.9 million shares, respectively, of common stock outstanding for which the exercise price of the options was greater than the average market price of the Company’s shares for the period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 5 - Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, which are primarily comprised of arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was $115.3 million as of March 31, 2007. Any potential payments on these customer financing arrangements would extend over several years.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was $205.5 million as of March 31, 2007.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Based on historical experience and current facts and circumstances, and in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has recorded the estimated liability associated with these guarantee and repurchase obligations as a liability on its Condensed Consolidated Balance Sheets. Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $78.0 million as of March 31, 2007, including $61.1 million for continuing operations. This amount is primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. Surety bonds totaled $15.1 million as of March 31, 2007, including $15.0 million related to continuing operations.

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized. The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim. The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. The Company’s warranty reserves are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual costs, a revision to the warranty reserve would be required.

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities - Other during the three months ended March 31, 2007:

2007
(in millions)
Balance at beginning of period	$161.0
Payments made	(25.6)
Provisions/additions for contracts issued/sold	28.2
Aggregate changes for preexisting warranties	0.6

Balance at end of period	$164.2

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $19.8 million as of March 31, 2007.

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

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
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

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in and related to this case, in which the Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement were covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 were calculated and agreed to with the IRS at the examination level. The statute of limitations related to these taxable years expired on March 9, 2006. As a result of these issues and other assessments, the Company reversed $12.4 million of tax reserves in the first quarter of 2006, primarily related to the reassessment of underlying exposures. Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax effect of the IRS's audit adjustments.

Chinese Supplier Dispute. Brunswick is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract among other claims. The arbitration tribunal heard final arguments in August 2005 and the Company is awaiting a decision in the matter. The Company does not believe that the resolution of this dispute will have a material adverse effect on its consolidated financial condition or results of operations.

Patent Infringement Dispute. Brunswick is involved in a patent infringement action pending in the United States District Court for the Northern District of Virginia. The plaintiff, Electromotive, Inc., has alleged that Brunswick's Mercury Marine Group has infringed an Electromotive patent and is seeking treble damages based on its claim that the infringement was willful. The patent in issue expired in 2006 and allegedly describes a methodology for engine timing and the firing of cylinders. The plaintiff further alleges that the technology in question has been broadly incorporated into Mercury Marine outboard and sterndrive engines. Trial is set to commence on July 11, 2007. The Company does not believe that the resolution of this dispute will have a material adverse effect on its consolidated financial condition or results of operations.

Refer to Note 10 to the consolidated financial statements in the 2006 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2006.

Note 6 - Segment Data

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

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the three months ended March 31, 2007, and April 1, 2006:

	Net Sales		Operating Earnings
	Three Months Ended		Three Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
(in millions)
Boat	$699.0	$751.0	$19.5	$48.4
Marine Engine	572.6	555.0	34.7	44.9
Marine eliminations	(136.2)	(141.3)	-	-
Total Marine	1,135.4	1,164.7	54.2	93.3

Fitness	145.0	134.0	8.1	8.9
Bowling & Billiards	105.8	114.7	8.3	12.8
Eliminations	(0.1)	(0.1)	-	-
Corporate/Other	-	-	(17.6)	(16.8)

Total	$1,386.1	$1,413.3	$53.0	$98.2

Note 7 - Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”

Brunswick continues to evaluate potential acquisitions in the ordinary course of business. The Company did not complete any acquisitions during the first quarter of 2007.

During the first quarter of 2006, consideration paid for acquisitions, net of cash acquired, was as follows:

Date	Name/Description	Net Cash Consideration(A)
(in millions)
2/16/06	Cabo Yachts, Inc.	$60.6
3/24/06	Marine Innovations Warranty Corporation	2.3

		$62.9

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

The Company made an additional payment of $2.3 million for the April 1, 2004, acquisition of Marine Innovations Warranty Corporation (Marine Innovations). This payment was required under the purchase agreement as Marine Innovations fulfilled earnings targets. The Company made a final payment of $1.5 million under this arrangement in April 2007. The post-acquisition results of Marine Innovations are included in the Boat segment.

These acquisitions were not and would not have been material to Brunswick’s net sales, results of operations or total assets in the quarterly period ended April 1, 2006. Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Refer to Note 6 to the consolidated financial statements in the 2006 Form 10-K for further details relating to Brunswick's acquisitions.

Note 8 - Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. See Note 10 - Financial Services for more details on the Company’s joint venture, Brunswick Acceptance Company, LLC (BAC). Refer to Note 7 to the consolidated financial statements in the 2006 Form 10-K for further detail relating to the Company’s investments.

Note 9 - Comprehensive Income

The Company reports certain changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive income (loss) includes unamortized prior service costs, unamortized net actuarial gains and losses, and minimum pension liability adjustments for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative and investment gains and losses, all net of tax. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), eliminating the minimum pension liability concept under which adjustments were recorded to other comprehensive income. The Company’s adoption of SFAS 158 also required the inclusion of prior service costs and net actuarial gains and losses in other comprehensive income. Components of other comprehensive income were as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
(in millions)
Net earnings	$45.6	$67.4
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(4.0)	-
Net change in unrealized gains (losses) on investments	-	1.6
Net change in unamortized prior service cost	0.5	-
Net change in unamortized actuarial loss	1.3	-
Net change in accumulated unrealized derivative gains (losses)	0.4	0.2
Total other comprehensive income (loss)	(1.8)	1.8

Comprehensive income	$43.8	$69.2

There was no change to other comprehensive income (loss) resulting from the minimum pension liability adjustment during the first quarter of 2006 as, prior to the Company’s adoption of SFAS 158, it was adjusted annually in the fourth quarter.

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

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

BFS’s contributed equity is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement. BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company’s investment in BAC is funded through cash contributions and reinvested earnings. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Income.

BAC is funded in part through a loan from GE Commercial Distribution Finance Corporation and a securitization facility arranged by GECC, and in part by a cash equity investment from both partners. BFS’s total investment in BAC at March 31, 2007, and December 31, 2006, was $57.5 million and $50.6 million, respectively. BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $3.4 million and $4.0 million for the three months ended March 31, 2007, and April 1, 2006, respectively. These amounts exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Since 2003, the Company has sold a significant portion of its domestic Mercury Marine accounts receivable to BAC. Accounts receivable totaling $208.2 million and $199.7 million were sold to BAC in the first quarter of 2007 and 2006, respectively. Discounts of $1.9 million and $1.7 million for the first quarter of 2007 and 2006, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income. The outstanding balance of receivables sold to BAC was $105.8 million as of March 31, 2007, up from $80.0 million as of December 31, 2006. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.5 million for the three months ended March 31, 2007, and April 1, 2006, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of March 31, 2007, and December 31, 2006, the Company had a retained interest in $43.2 million and $31.5 million of the total outstanding accounts receivable sold to BAC, respectively. The Company’s maximum exposure as of March 31, 2007, and December 31, 2006, related to these amounts was $22.7 million and $16.9 million, respectively. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Condensed Consolidated Balance Sheets. These balances are included in the amounts in Note 5 - Commitments and Contingencies.

Additionally, Brunswick's marine dealers can offer extended product warranties to their retail customers through Brunswick Product Protection Corporation (previously Marine Innovations Warranty Corporation, which the Company acquired in 2004). In October 2006, Brunswick acquired Blue Water Dealer Services, Inc. and its affiliates, a provider of retail financial services to the marine industry, to allow Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers. Refer to Note 6 to the consolidated financial statements in the 2006 Form 10-K for further details.

Note 11 - Income Taxes

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

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

The Company has continued to provide deferred taxes, as required, on the undistributed net earnings of all non-U.S. subsidiaries and unconsolidated affiliates for which the APB 23 assertion had not been elected, as those earnings may be repatriated in future years. As of January 1, 2007, the Company determined that approximately $25.8 million of current undistributed net earnings, as well as the future net earnings, of certain additional foreign subsidiaries will be permanently reinvested. These earnings will provide Brunswick with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift Brunswick’s acquisition focus to Europe and Asia. The Company’s current intentions meet the indefinite reversal criterion of APB 23. As a result of the additional APB 23 change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $2.0 million during the first quarter of 2007.

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2007, was 27.3 percent. The effective tax rate was lower than the statutory rate due principally to $2.3 million of non-recurring tax benefits, primarily related to the Company’s election to apply the indefinite reversal criterion of APB 23 as discussed above. Additionally, the 2007 effective tax rate was further favorably affected by the research and development tax credit.

The Company’s effective tax rate from continuing operations for the three months ended April 1, 2006, was 20.0 percent. The effective tax rate was lower than the statutory rate primarily as a result of benefits from a $12.4 million tax reserve reassessment of underlying exposures. Refer to Note 5 - Commitments and Contingencies for further details.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an $8.7 million decrease in the net liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings.

As of January 1, 2007, the Company had $42.4 million of gross unrecognized tax benefits. Of this amount, $34.3 million represents the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had $5.4 million accrued for the payment of interest, and no amounts accrued for penalties. Due to the various jurisdictions in which the Company files tax returns, it is reasonably possible that there will be a significant change in the amount of unrecognized tax benefits in 2007, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The IRS has completed their audits of the Company’s U.S. income tax returns through the 2003 taxable year and is currently auditing the Company’s U.S. income tax returns for taxable years 2004 and 2005. Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local audits dating back to the 1986 taxable year. With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2001, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction tax authorities for years prior to 2001.

Note 12 - Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. On December 31, 2006, the Company adopted the provisions of SFAS 158, which requires recognition of the overfunded or underfunded status of pension and other postretirement plans in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 was adopted on a prospective basis as required. Prior years’ amounts have not been restated. Effective for the year ended December 31, 2007, SFAS 158 also requires measurement of a plan’s assets and benefit obligations as of the date of the employer’s fiscal year end. As the Company already measured plan assets and benefit obligations as of December 31, 2006, the adoption of this element of SFAS 158 will have no impact on the Company in 2007. See Note 14 to the consolidated financial statements in the 2006 Form 10-K for further details regarding these plans.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Pension and other postretirement benefit costs included the following components for the three months ended March 31, 2007, and April 1, 2006:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
(in millions)
Service cost	$4.3	$4.6	$0.7	$0.7
Interest cost	15.7	14.7	1.4	1.5
Expected return on plan assets	(20.4)	(19.7)	-	-
Amortization of prior service costs	1.6	1.7	(0.4)	(0.5)
Amortization of net actuarial loss	1.8	2.6	0.2	0.3

Net pension and other benefit costs	$3.0	$3.9	$1.9	$2.0

Employer Contributions. During the three months ended March 31, 2007, the Company contributed $0.7 million to fund benefit payments to its nonqualified plan. The Company’s plans for additional contributions are subject to equity market returns and discount rate movements, among other items.

Note 13 - Share Repurchase Program

In the second quarter of 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. During the three months ended March 31, 2007, the Company repurchased 1.0 million shares under this program for $33.4 million. During the three months ended April 1, 2006, the Company repurchased approximately 1.6 million shares for $61.8 million. Through the first quarter of 2007, the Company had repurchased approximately 8.6 million shares since the program’s inception. As of March 31, 2007, the Company’s remaining share repurchase authorization under the program was $332.8 million.

Note 14 - Restructuring Activities

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

The Company anticipates that it will incur total costs of approximately $28 million under this initiative, which will be completed in early- to mid-2007. The Company incurred $18.9 million of restructuring charges prior to December 31, 2006, as discussed in Note 3 to the consolidated financial statements in the 2006 Form 10-K. During the first quarter of 2007, the Company recorded an additional $3.7 million of pre-tax restructuring charges for severance and other costs associated with workforce reductions, plant closures and distribution realignment actions.

Brunswick Corporation
Notes to Consolidated Financial Statements (continued)
(unaudited)

Restructuring charges recorded during the three months ended March 31, 2007, were included in the Consolidated Statements of Income as follows:

Three Months Ended March 31, 2007
(in millions)
Cost of sales:
Severance	$0.3
Other	0.3
Total	0.6

Selling, general and administrative expense:
Severance	2.5
Other	0.6
Total	3.1

Total restructuring charges	$3.7

Restructuring charges recorded by segment during the three months ended March 31, 2007, were as follows:

Three Months Ended March 31, 2007
(in millions)
Boat	$3.2
Marine Engine	0.3
Corporate	0.2

Total	$3.7

The Company expects to incur approximately $5 million of additional restructuring costs under this initiative in 2007; $3 million in the Boat segment, $1 million in the Marine Engine segment and $1 million in the Bowling & Billiards segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures with respect to the Company’s operating results and cash flows. GAAP refers to generally accepted accounting principles in the United States. At times, management’s discussion of operating results excludes the effects of acquisitions, restructuring charges, non-recurring tax benefits and related effective tax rates, and management’s cash flow discussion includes an analysis of free cash flow. Refer to the Matters Affecting Comparability and Cash Flow, Liquidity and Capital Resources sections for further details. Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A - Risk Factors of Brunswick’s 2006 Annual Report on Form 10-K (the 2006 Form 10-K).

Overview and Outlook

General

Sales from continuing operations during the first quarter of 2007 decreased 1.9 percent to $1,386.1 million, with gains reported by the Marine Engine and Fitness segments, which were more than offset by a reduction in the Boat and Bowling & Billiards segments. The decrease in sales was primarily due to lower sales volumes resulting from the continued reduction in domestic marine industry demand levels, partially offset by the effect of marine acquisitions during 2006, growth in the Fitness segment, strong international performance, higher sales of marine parts and accessories and favorable pricing. Excluding incremental sales of $12.3 million from acquisitions, Brunswick’s sales in the quarter declined 2.8 percent from the same period in 2006. Operating earnings from continuing operations of $53.0 million and related operating margins of 3.8 percent decreased from the same period in the prior year, primarily as a result of lower fixed-cost absorption due to reduced production rates in Brunswick’s marine businesses in an effort to achieve appropriate levels of dealer pipeline inventories, higher raw material and production costs and unfavorable mix factors. These factors were partially offset by successful cost-reduction initiatives and the effects of higher pricing and acquisitions. In the quarter ended April 1, 2006, the Company reported operating earnings from continuing operations of $98.2 million with related operating margins of 6.9 percent.

As discussed in Note 2 - Discontinued Operations in the Notes to Consolidated Financial Statements, on April 27, 2006, the Company announced its intention to sell the majority of the Brunswick New Technologies (BNT) business unit, consisting of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. These BNT businesses had become increasingly concentrated in markets outside of Brunswick’s core business segments - marine, fitness, bowling and billiards - and continued growth would have required significant investment to ensure successful new product introductions. The Company believed that BNT’s long-term prospects would be better under different ownership. During the second quarter of 2006, Brunswick began reporting the results of these BNT businesses, which were previously reported in the Marine Engine segment, as discontinued operations for all periods presented. The Company’s results, as discussed in Management’s Discussion and Analysis, reflect continuing operations only, unless otherwise noted.

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively, for total proceeds of $44.7 million, including the effect of a working capital adjustment. A $7.9 million after-tax gain was recognized with the divestiture of these two businesses. The Company is continuing to pursue the sale of the wireless fleet tracking business, and, based on discussions with potential buyers as well as current projections, the Company currently anticipates that the proceeds will exceed its net book value.

As a result of reduced retail demand for marine products in 2007, Brunswick will continue its efforts to achieve appropriate levels of dealer inventories by reducing production of boats and marine engines. The Company anticipates that sales will benefit from the introduction of new products and the full-year benefit of businesses acquired in 2006, along with favorable pricing as well as continued growth in international markets and Brunswick’s marine parts and accessories businesses. Considering all of these factors, 2007 marine sales, which includes both the Boat and Marine Engine segments, are expected to be down slightly as compared with 2006. Sales for 2007 in both the Fitness and Bowling & Billiards segments are expected to increase in the low- to mid-single digit percentages. Overall, reported sales for 2007 are expected to be relatively flat, plus or minus a couple of percentage points.

Operating earnings and margins for 2007 will be adversely affected by the continued production declines, as discussed above. These actions will have an unfavorable effect on Boat and Marine Engine segment margins due to lower fixed-cost absorption and an unfavorable product mix, as production cutbacks will be greater in certain higher-margin boat categories. These factors, along with continued increases in raw materials, production, freight and distribution costs and restored variable compensation expenses, are not expected to be offset by improvements in pricing, growth in international marine operations and benefits from restructuring and cost containment efforts currently underway in 2007. The Company may incur additional restructuring costs from certain manufacturing realignment and cost improvement initiatives currently under consideration. Brunswick’s effective tax rate in 2007 is expected to be approximately 32 percent, excluding the effect of any non-recurring tax items.

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

The Company has used the non-GAAP financial measures that are included in Management’s Discussion and Analysis for several years. Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that Brunswick uses and to better evaluate its ongoing business performance. Brunswick’s management believes that for the three months ended March 31, 2007, and April 1, 2006, the presentation of (i) diluted earnings per share excluding non-recurring tax benefits; (ii) net sales and operating earnings excluding acquisitions not reflected in the prior year’s results; and (iii) the Company’s effective tax rate excluding the effect of non-recurring tax benefits, provide a more meaningful comparison to prior results.

Acquisitions. Brunswick’s operating results for the three months ended March 31, 2007, include the operating results from acquisitions completed in 2006. Approximately 1 percent of Brunswick’s sales during the first quarter of 2007 can be attributed to incremental sales from the following acquisitions:

Date	Description	Segment

2/16/06	Cabo Yachts, Inc. (Cabo)	Boat
4/26/06	Diversified Marine Products, L.P. (Diversified)	Boat
10/18/06	Blue Water Dealer Services, Inc. (Blue Water)	Boat

Cabo complements the Company’s previous acquisitions of Hatteras Yachts, Inc. and Albemarle, allowing Brunswick to offer a full range of sportfishing convertibles from 24 to 90 feet. Diversified complements Brunswick’s previous acquisitions of Land ‘N’ Sea Corporation, Kellogg Marine, Inc. and Benrock, Inc., allowing Brunswick to provide same- or next-day delivery of marine parts and accessories nationwide by expanding the Company’s parts and accessories business to the West Coast of the United States. The acquisition of Blue Water, a provider of retail financial services to the marine industry, allows Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers.

Refer to Note 7 - Acquisitions in the Notes to Consolidated Financial Statements for a more detailed description of these acquisitions.

Tax Items. The comparison of net earnings per diluted share between 2007 and 2006 is affected by non-recurring tax items. During the first quarter of 2007, the Company reduced its tax provision by $2.3 million ($0.03 per diluted share), primarily as a result of its election to apply the indefinite reversal criterion of APB No. 23, “Accounting for Income Taxes - Special Areas” (APB 23), to the undistributed net earnings of certain foreign subsidiaries. The Company determined that approximately $25.8 million of undistributed net earnings, as well as the future net earnings, of these foreign subsidiaries will be indefinitely reinvested in operations outside of the United States. These earnings will provide Brunswick with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift Brunswick’s acquisition focus to Europe and Asia. The Company’s current intentions satisfy the indefinite reversal criterion of APB 23. See Note 11 - Income Taxes in the Notes to Consolidated Financial Statements for further details.

During the first quarter of 2006, the Company reduced its tax provision primarily due to tax benefits from a $12.4 million ($0.13 per diluted share) tax reserve reassessment of underlying exposures, as detailed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

The effect of these items on diluted earnings per share from continuing operations was as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
(in millions)
Net earnings from continuing operations per diluted share - as reported	$0.38	$0.77
Tax items	(0.03)	(0.13)

Net earnings from continuing operations per diluted share - as adjusted	$0.35	$0.64

Management believes that the presentation of net earnings from continuing operations per diluted share, excluding these items, provides a more meaningful comparison of current-period and prior-period results because these items are unique to their respective periods.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	March 31, 2007	April 1, 2006	$	%
(in millions)
Net sales	$1,386.1	$1,413.3	$(27.2)	(1.9)%
Gross margin (A)	$296.4	$313.4	$(17.0)	(5.4)%
Operating earnings	$53.0	$98.2	$(45.2)	(46.0)%
Net earnings from continuing operations	$34.3	$74.1	$(39.8)	(53.7)%

Diluted earnings per share from continuing operations	$0.38	$0.77	$(0.39)	(50.6)%

Expressed as a percentage of net sales (B):
Gross margin	21.4%	22.2%		(80) bpts
Selling, general and administrative expense	15.1%	13.1%		200 bpts
Operating margin	3.8%	6.9%		(310) bpts
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

The decrease in sales was primarily due to reduced demand levels across the marine industry compared with the first quarter of 2006, most notably with respect to domestic sales of fiberglass and aluminum boats as well as engines, and lower Bowling & Billiards segment sales. This decrease was partially offset by increased Marine Engine segment sales resulting from strong international growth and favorable pricing, as well as an increase in Fitness segment sales, the effect of acquisitions completed in 2006 in the Boat segment and growth in the Company’s marine parts and accessories businesses. Excluding incremental sales of $12.3 million from acquisitions, sales decreased 2.8 percent in the first quarter of 2007 from the same period in 2006. Non-U.S. sales in the first quarter of 2007 increased 6.1 percent from the same period in the prior year as a result of international growth in the Boat, Marine Engine and Fitness segments.

The decrease in gross margin percentage in the first quarter of 2007 compared with the same period last year was primarily due to higher raw material and component costs, lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand, and increased promotional incentives in the Boat segment. These decreases were partially offset by favorable pricing, the benefit of a weaker dollar and successful cost-reduction efforts.

Operating expenses increased by $28.2 million in the first quarter of 2007 compared with the same period in 2006. The increase was primarily due to higher investments in research and development; increased variable compensation expense; the absence of gains associated with the sale of a facility in the Marine Engine segment and a bowling center; the effect of acquisitions; and the effects of inflation and a weaker dollar. Also contributing to the increase in operating expenses were restructuring charges for severance and other costs associated with previously announced workforce reductions and plant closures. See Note 14 - Restructuring Activities in the Notes to Consolidated Financial Statements for further details regarding these charges. The increase in operating expenses was partially offset by the favorable effect of cost containment efforts arising from the Company’s restructuring activities.

The decrease in operating earnings was mainly due to reduced sales volumes and the unfavorable factors affecting gross margin and operating expenses discussed above. These decreases were partially offset by contributions from acquisitions.

Interest expense in the first quarter of both 2007 and 2006 was $13.6 million, as increased interest resulting from higher interim commercial paper borrowings during 2007 was offset by the favorable effect of lower interest rates on the Company’s floating-rate debt, compared with higher rates on fixed-rate debt in 2006. See Note 13 to the consolidated financial statements in the 2006 Form 10-K for details related to financial instruments. Interest income decreased $1.1 million in the first quarter of 2007 compared with the same period in 2006 due to a lower average invested cash balance.

The Company’s effective tax rate in the first quarter of 2007 increased to 27.3 percent from 20.0 percent in the first quarter of 2006, mostly due to lower non-recurring tax benefits in 2007 compared with the prior year. During the three months ended March 31, 2007, the Company recognized non-recurring tax benefits of $2.3 million, primarily as a result of its APB 23 assertion to indefinitely reinvest the undistributed net earnings of certain foreign subsidiaries, as discussed in Note 11 - Income Taxes in the Notes to Consolidated Financial Statements. Excluding these tax benefits, the Company’s effective tax rate for the first quarter of 2007 was 32.2 percent. During the three months ended April 1, 2006, the Company’s tax provision benefited from a $12.4 million tax reserve reassessment of underlying exposures, as discussed in Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements. Excluding the $12.4 million tax reserve reassessment, the Company’s effective tax rate for the first quarter of 2006 was 33.4 percent. Management believes that presentation of the effective tax rate, excluding these non-recurring tax benefits in the first quarter of 2007 and 2006, provides a more meaningful comparison because these tax benefits are unique to their respective periods.

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above in operating earnings. Excluding the $2.3 million and $12.4 million of non-recurring tax benefits in the first quarter of 2007 and 2006, respectively, diluted earnings per share from continuing operations would have been $0.35 and $0.64 for the first quarter of each respective year. Management believes that presentation of diluted earnings per share from continuing operations, excluding the non-recurring tax benefits, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 92.0 million in the first quarter of 2007 from 96.6 million in the first quarter of 2006. The decrease in average shares outstanding was primarily due to the repurchase of 5.0 million shares since the first quarter of 2006, as discussed in Note 13 - Share Repurchase Program in the Notes to Consolidated Financial Statements.

During the first quarter of 2007, the Company completed the sales of BNT’s marine electronics and PND businesses for total proceeds of $44.7 million, including the effect of a working capital adjustment, resulting in an after-tax gain of $7.9 million. Additionally, BNT’s operations generated after-tax earnings of $3.4 million, driven primarily by higher earnings in BNT’s wireless fleet tracking business and tax-related benefits, compared with an after-tax loss of $6.7 million in the first quarter of 2006.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	March 31, 2007	April 1, 2006	$	%
(in millions)
Net sales	$699.0	$751.0	$(52.0)	(6.9)%
Operating earnings	$19.5	$48.4	$(28.9)	(59.7)%
Operating margin	2.8%	6.4%		(360) bpts
Capital expenditures	$14.5	$24.6	$(10.1)	(41.1)%
__________

bpts = basis points

The decrease in Boat segment sales was largely attributable to reduced marine retail demand in domestic markets, resulting in lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories. Increased promotional incentives also contributed to lower sales. Sales were favorably affected by growth outside the U.S., higher pricing, gains in the Boat segment’s parts and accessories business and acquisitions completed in 2006. Excluding incremental sales of $12.3 million from acquired businesses, organic Boat segment sales declined by 8.6 percent.

Boat segment operating earnings decreased from 2006, primarily due to reduced production levels across the segment’s brands, which lead to lower fixed-cost absorption; higher raw material and production costs; and increased promotional incentives. Also contributing to the decrease in operating earnings were restructuring charges for severance and other costs associated with previously announced workforce reductions and plant closures. See Note 14 - Restructuring Activities in the Notes to Consolidated Financial Statements for further details regarding these charges. The decrease in operating earnings was partially offset by the benefits of favorable pricing and successful cost control efforts.

Capital expenditures in the first quarter of 2007 and 2006 were largely attributable to tooling costs for the production of new models. The decrease in capital expenditures was mainly due to the acquisition of a marina in 2006.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	March 31, 2007	April 1, 2006	$	%
(in millions)
Net sales	$572.6	$555.0	$17.6	3.2%
Operating earnings	$34.7	$44.9	$(10.2)	(22.7)%
Operating margin	6.1%	8.1%		(200) bpts
Capital expenditures	$14.0	$20.2	$(6.2)	(30.7)%
__________

bpts = basis points

Sales recorded by the Marine Engine segment increased 3.2 percent from the first quarter of 2006, primarily due to international sales growth across all major regions; higher engine pricing; gains in the Marine Engine segment’s parts and accessories business; and the favorable effect of foreign currency translation. Domestic engine sales volumes decreased as a result of lower marine retail demand levels and related efforts to reduce pipeline inventories held by customers.

Marine Engine segment operating earnings decreased in the first quarter of 2007, as the gains in sales and successful cost containment efforts were more than offset by the effects of inflation and higher raw material costs; lower fixed-cost absorption due to reduced production levels in an effort to achieve appropriate pipeline inventories; the absence of a gain on the sale of property in the first quarter of 2006; and increased variable compensation expense.

The decrease in capital expenditures was primarily attributable to increased investments in 2006 associated with the completion of a second four-stroke outboard production line and plant expansions for die cast operations.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	March 31, 2007	April 1, 2006	$	%
(in millions)
Net sales	$145.0	$134.0	$11.0	8.2%
Operating earnings	$8.1	$8.9	$(0.8)	(9.0)%
Operating margin	5.6%	6.6%		(100) bpts
Capital expenditures	$1.5	$3.7	$(2.2)	(59.5)%
__________

bpts = basis points

The increase in Fitness segment sales was largely attributable to commercial sales growth in international markets, particularly in Europe and Latin America, as health clubs continued to expand. Domestic sales for commercial and consumer products continued to grow.

While the Fitness segment benefited from sales growth in all markets, operating earnings decreased, primarily due to increased research and development spending for new product introductions.

Capital expenditures in the first quarter of 2007 and 2006 were primarily related to tooling for new products and software development. Additionally, capital expenditures in 2006 included spending for a new engineering design facility to drive future product improvements.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	March 31, 2007	April 1, 2006	$	%
(in millions)
Net sales	$105.8	$114.7	$(8.9)	(7.8)%
Operating earnings	$8.3	$12.8	$(4.5)	(35.2)%
Operating margin	7.8%	11.2%		(340) bpts
Capital expenditures	$9.4	$5.7	$3.7	64.9%
__________

bpts = basis points

Bowling & Billiards segment sales decreased from prior year levels, primarily due to declines in sales of bowling products and coin-operated billiards tables, which were adversely affected by the start-up of production related to the transition of manufacturing to Reynosa, Mexico. Bowling products sales also decreased due to the timing of capital equipment sales, which are subject to fluctuations during the year as they are tied to new center openings and center modernization projects by independent proprietors. Sales at bowling retail centers declined slightly as a result of operating five fewer bowling centers in the first quarter of 2007 versus the comparable 2006 period. This decrease was largely offset by gains from improved traffic at existing retail centers, as well as the addition of a new Brunswick Zone XL center in the second quarter of 2006.

The decrease in current quarter operating earnings was largely attributable to the absence of a gain associated with the sale of a bowling center that occurred in the first quarter of 2006, as well as start-up costs associated with the transition of the segment’s bowling ball and commercial billiards table manufacturing operations to Reynosa, Mexico. The transition of bowling ball and commercial billiards table production is expected to be completed during 2007. Increased variable compensation expenses also reduced operating earnings.

Increased capital expenditures in the first quarter of 2007 were driven by higher capital spending for new Brunswick Zone XL bowling centers, partially offset by reduced spending for the new bowling ball manufacturing facility in Reynosa, Mexico.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

	Three Months Ended
	March 31, 2007	April 1, 2006
(in millions)
Net cash used for operating activities of continuing operations	$(12.7)	$(74.7)
Net cash provided by (used for):
Capital expenditures	(39.8)	(54.4)
Proceeds from the sale of property, plant and equipment	0.3	5.1

Free cash flow from continuing operations *	$(52.2)	$(124.0)
__________

*
The Company defines Free cash flow from continuing operations as cash flow from operating and investing activities of continuing operations (excluding cash used for acquisitions and investments), and excluding financing activities. Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions, dividend payments and share repurchases are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first quarter of 2007, net cash used by operating activities of continuing operations totaled $12.7 million, compared with $74.7 million in the same period of 2006. Despite a $39.8 million decrease in net earnings from continuing operations, net cash used for operating activities in the first quarter of 2007 decreased from the comparable prior year period, primarily due to a $132.2 million increase in working capital, defined as non-cash current assets less current liabilities, compared with a $220.9 million increase in the first quarter of 2006. The favorable change in working capital spending was driven by a decrease in cash variable compensation payouts during the first quarter of 2007. These factors were partially offset by an increase in operating cash used to fund seasonal inventory build in the first quarter of 2007, compared with the same period in 2006. Although production rates were reduced to achieve appropriate levels of marine pipeline inventories, increases in inventory balances exceeded the prior year increase in inventory as a result of acquisitions completed during 2006, higher engine inventories to support growth in international markets and the ramp up of production at the Company’s new Hatteras facility in Swansboro, North Carolina, which opened in late 2005. Additionally, accounts receivable balances increased due to growth in international marine sales and the impact of incremental sales from 2006 acquisitions.

Cash flows from investing activities included capital expenditures of $39.8 million in the first quarter of 2007, which decreased from $54.4 million in the first quarter of 2006, primarily as a result of the absence of 2006 expenditures for the acquisition of an interest in a marina in St. Petersburg, Florida, the completion of a second four-stroke outboard production line in the Marine Engine segment and investments in the Life Fitness engineering design facility, which was completed in the second quarter of 2006. Significant capital expenditures in the first quarter of 2007 included tooling expenditures for new models and product innovations in the Boat Group, capital spending for new Brunswick Zone XL and existing bowling centers, and costs to expand die cast operations in the Marine Engine segment.

Brunswick did not complete any acquisitions during the first quarter of 2007. During the first quarter of 2006, cash paid for acquisitions, net of cash acquired, totaled $62.9 million. See Note 7 - Acquisitions in the Notes to Consolidated Financial Statements and Note 6 to the consolidated financial statements in the 2006 Form 10-K for further details on the Company’s acquisitions. The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC) increased $5.5 million and $6.1 million during the first quarter of 2007 and 2006, respectively, to maintain the Company’s required 49 percent equity investment.

Cash flows from financing activities of continuing operations resulted in a use of cash of $29.1 million in the first quarter of 2007, which decreased from a $58.4 million use of cash in the same period in 2006. This change was largely attributable to the Company’s share repurchase program, under which the Company repurchased 1.0 million shares for $33.4 million during the first quarter of 2007, compared with repurchases of approximately 1.6 million shares for $61.8 million in the first quarter of 2006. See Note 13 - Share Repurchase Program in the Notes to Consolidated Financial Statements for further details. The Company received $4.5 million from stock options exercised in the first quarter of 2007, compared with $3.7 million during the same period in 2006.

Cash and cash equivalents totaled $204.0 million as of March 31, 2007, a decrease of $79.4 million from $283.4 million at December 31, 2006. Total debt as of both March 31, 2007, and December 31, 2006, was $726.4 million. Brunswick’s debt-to-capitalization ratio decreased slightly to 27.7 percent as of March 31, 2007, from 28.0 percent as of December 31, 2006.

The Company has a $650.0 million long-term revolving credit facility (Facility) with a group of banks, as described in Note 13 to the consolidated financial statements in the 2006 Form 10-K, that serves as support for commercial paper borrowings. The Facility has a term of five years, with provisions to extend the term for an additional one year on each anniversary of the Facility, with consent of the lenders. In May 2007, the Company amended the Facility agreement, resulting in a one-year extension of the term through May 5, 2012. Of the $650.0 million Facility, there are $55.0 million of commitments which expire on May 5, 2011; however, the Company has the right to replace these commitments at any time. There were no borrowings under the Facility during the first three months of 2007 or 2006, and the Facility continues to serve as support for any outstanding commercial paper borrowings. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company had borrowing capacity of $587.6 million under the terms of this agreement as of March 31, 2007, net of outstanding letters of credit. In addition, the Company has $200.0 million available under its universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

The Company did not make contributions to its qualified pension plans in the first quarter of 2007 or 2006, as the funded status of those plans exceeded Employee Retirement Income Security Act (ERISA) requirements. The Company will evaluate additional contributions to its defined benefit plans in 2007 based on market conditions and Company discretion, among other items. The Company contributed $0.7 million and $0.6 million to fund benefit payments in its nonqualified plan in the first quarter of 2007 and 2006, respectively, and expects to contribute an additional $1.9 million to the nonqualified plan in 2007, compared with $1.8 million that was funded subsequent to the first quarter of 2006. See Note 12 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 14 to the consolidated financial statements in the 2006 Form 10-K for more details.

Brunswick’s financial flexibility and access to capital markets are supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities. Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

Financial Services

See Note 10 - Financial Services in the Notes to Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of General Electric Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2006 Form 10-K. There have been no material changes outside the ordinary course of business.

Legal

Refer to Note 5 - Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements related to the Company’s legal and environmental proceedings.

Environmental Regulation

In its Marine Engine segment, Brunswick will continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California has adopted regulations requiring catalytic converters on sterndrive and inboard engines by January 1, 2008. Other environmental regulatory bodies in the United States and other countries also may impose more stringent emissions standards than are currently in effect. The Company expects to comply fully with these regulations, but compliance will increase the cost of these products. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

Critical Accounting Policies

There were no material changes in the Company’s critical accounting policies since the filing of its 2006 Form 10-K, other than the Company's adoption of FIN 48 as discussed in “Recent Accounting Pronouncements” below.  As discussed in the 2006 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition and classification of tax liabilities, interest and penalties, accounting in interim periods, disclosure, and transition with respect to the application of the new accounting standard. The Company adopted the provisions of FIN 48 on January 1, 2007. See Note 11 - Income Taxes in the Notes to Consolidated Financial Statements for further details regarding the Company’s adoption of FIN 48.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement plans in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. The Company adopted the provisions of SFAS 158 on December 31, 2006. See Note 12 - Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 14 to the consolidated financial statements in the 2006 Form 10-K for further discussion regarding the Company’s adoption of SFAS 158 in its 2006 fiscal year. SFAS 158 also requires measurement of a plan’s assets and benefit obligations as of date of the employer’s fiscal year end, effective for fiscal years ending after December 15, 2008. As the Company already measured plan assets and benefits obligations as of December 31, 2006, the adoption of this element of SFAS 158 will have no further impact on the Company’s financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Quarterly Report may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of a weak economy and stock market on consumer confidence and thus the demand for marine, fitness, billiards and bowling equipment and products; competitive pricing pressures; the success of new product introductions; the ability to maintain market share in high-margin products; competition from new technologies; imports from Asia and increased competition from Asian competitors; the ability to obtain component parts from suppliers; the ability to maintain effective distribution; the financial strength of dealers, distributors and independent boat builders; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to maintain product quality and service standards expected by customers; the ability to successfully manage pipeline inventories; the success of global sourcing and supply chain initiatives; the ability to successfully integrate acquisitions; the ability to successfully complete announced divestitures; the success of marketing and cost management programs; the ability to develop product technologies that comply with regulatory requirements; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the impact of weather conditions on demand for marine products and retail bowling center revenues; shifts in currency exchange rates; adverse foreign economic conditions; and the impact of interest rates and fuel prices on demand for marine products. Additional factors are included in the 2006 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Brunswick is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes. The Company’s risk management objectives are described in Notes 1 and 11 to the consolidated financial statements in the 2006 Form 10-K.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 31, 2007, except as follows:

Item 1. Legal Proceedings

The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. In light of existing reserves, the Company’s litigation claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on Brunswick’s consolidated financial statements. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

Chinese Supplier Dispute. Brunswick is involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment. Zhonglu has asserted counterclaims seeking damages for alleged breach of contract among other claims. The arbitration tribunal heard final arguments in August 2005 and the Company is awaiting a decision in the matter. The Company does not believe that the resolution of this dispute will have a material adverse effect on its consolidated financial condition or results of operations.

Patent Infringement Dispute. Brunswick is involved in a patent infringement action pending in the United States District Court for the Northern District of Virginia. The plaintiff, Electromotive, Inc., has alleged that Brunswick's Mercury Marine Group has infringed an Electromotive patent and is seeking treble damages based on its claim that the infringement was willful. The patent in issue expired in 2006 and allegedly describes a methodology for engine timing and the firing of cylinders. The plaintiff further alleges that the technology in question has been broadly incorporated into Mercury Marine outboard and sterndrive engines. Trial is set to commence on July 11, 2007. The Company does not believe that the resolution of this dispute will have a material adverse effect on its consolidated financial condition or results of operations.

Refer to Note 10 to the consolidated financial statements in the 2006 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2006.

Item 1A. Risk Factors

There have been no material changes from the Company’s risk factors as disclosed in the 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of March 31, 2007, the Company’s remaining share repurchase authorization for the program was $332.8 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. Brunswick repurchased 1.0 million shares under this program during the first quarter of 2007 for $33.4 million, as discussed in Note 13 - Share Repurchase Program in the Notes to Consolidated Financial Statements. Set forth below is the information regarding the Company’s share repurchases during the three months ended March 31, 2007:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)

1/01/07 - 1/27/07	-	$ -	-	$ 366,232
1/28/07 - 2/24/07	575,000	$ 33.75	575,000	$ 346,824
2/25/07 - 3/31/07	425,000	$ 32.92	425,000	$ 332,835

Total Share Repurchases	1,000,000	$ 33.40	1,000,000	$ 332,835

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

BRUNSWICK CORPORATION

May 3, 2007	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.