Form 10-Q
period 2007-06-30
BRUNSWICK CORP
filed 2007-08-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
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

Yes [   ]     No [X]

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 27, 2007, was 88,525,547.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$1,522.9	$1,543.1	$2,909.0	$2,956.4
Cost of sales	1,190.6	1,188.3	2,280.3	2,288.2
Selling, general and administrative expense	210.3	182.6	420.2	367.3
Research and development expense	35.7	34.0	69.2	64.5
Operating earnings	86.3	138.2	139.3	236.4
Equity earnings	7.1	6.6	13.4	11.8
Other income (expense), net	0.2	(2.6)	(0.2)	(2.7)
Earnings before interest and income taxes	93.6	142.2	152.5	245.5
Interest expense	(13.3)	(14.2)	(26.9)	(27.8)
Interest income	1.9	2.5	3.7	5.4
Earnings before income taxes	82.2	130.5	129.3	223.1
Income tax provision	25.3	36.0	38.1	54.5
Net earnings from continuing operations	56.9	94.5	91.2	168.6

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	0.6	(11.3)	4.0	(18.0)
Gain (loss) on disposal of discontinued operations, net of tax	(0.2)	–	7.7	–
Net earnings (loss) from discontinued operations	0.4	(11.3)	11.7	(18.0)

Net earnings	$57.3	$83.2	$102.9	$150.6

Earnings per common share:
Basic
Net earnings from continuing operations	$0.63	$1.00	$1.00	$1.77
Earnings (loss) from discontinued operations, net of tax	–	(0.12)	0.04	(0.19)
Gain (loss) on disposal of discontinued operations, net of tax	–	–	0.09	–

Net earnings	$0.63	$0.88	$1.13	$1.58

Diluted
Net earnings from continuing operations	$0.63	$0.99	$1.00	$1.76
Earnings (loss) from discontinued operations, net of tax	–	(0.12)	0.04	(0.19)
Gain (loss) on disposal of discontinued operations, net of tax	–	–	0.09	–

Net earnings	$0.63	$0.87	$1.13	$1.57

Weighted average shares used for computation of:
Basic earnings per share	90.5	94.7	91.0	95.2
Diluted earnings per share	91.0	95.5	91.5	96.1

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(in millions)

	June 30,	December 31,	July 1,
	2007	2006	2006
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$278.8	$283.4	$310.6
Accounts and notes receivable, less allowances of $28.5, $29.7 and $24.4	575.4	492.3	542.5
Inventories
Finished goods	462.2	410.4	393.4
Work-in-process	328.9	308.4	338.6
Raw materials	141.5	143.1	141.9
Net inventories	932.6	861.9	873.9
Deferred income taxes	240.7	249.9	266.4
Prepaid expenses and other	63.6	85.4	64.4
Current assets held for sale	27.4	105.5	113.5
Current assets	2,118.5	2,078.4	2,171.3

Property
Land	93.7	91.7	84.6
Buildings and improvements	644.9	631.6	606.5
Equipment	1,200.4	1,181.7	1,172.7
Total land, buildings and improvements and equipment	1,939.0	1,905.0	1,863.8
Accumulated depreciation	(1,071.7)	(1,046.3)	(1,022.2)
Net land, buildings and improvements and equipment	867.3	858.7	841.6
Unamortized product tooling costs	153.6	156.2	147.4
Net property	1,020.9	1,014.9	989.0

Other assets
Goodwill	670.1	663.6	648.2
Other intangibles	318.7	322.6	347.1
Investments	146.5	142.9	149.9
Other long-term assets	184.8	195.1	235.6
Long-term assets held for sale	24.6	32.8	92.3
Other assets	1,344.7	1,357.0	1,473.1

Total assets	$4,484.1	$4,450.3	$4,633.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,	July 1,
	2007	2006	2006
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$0.4	$0.7	$1.0
Accounts payable	414.6	448.6	406.5
Accrued expenses	850.1	748.9	786.7
Current liabilities held for sale	19.4	95.0	64.9
Current liabilities	1,284.5	1,293.2	1,259.1

Long-term liabilities
Debt	724.8	725.7	722.6
Deferred income taxes	43.9	86.3	142.0
Postretirement and postemployment benefits	224.7	224.2	208.2
Other	275.5	240.4	251.2
Long-term liabilities held for sale	10.7	8.7	6.8
Long-term liabilities	1,279.6	1,285.3	1,330.8

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	384.3	378.7	369.7
Retained earnings	1,932.3	1,820.7	1,892.4
Treasury stock, at cost:
13,631,000; 11,671,000 and 9,341,000 shares	(390.8)	(315.5)	(240.5)
Accumulated other comprehensive loss, net of tax	(82.7)	(89.0)	(55.0)
Shareholders’ equity	1,920.0	1,871.8	2,043.5

Total liabilities and shareholders’ equity	$4,484.1	$4,450.3	$4,633.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities
Net earnings from continuing operations	$91.2	$168.6
Depreciation and amortization	84.8	81.7
Changes in non-cash current assets and current liabilities	(97.3)	(150.9)
Income taxes	49.2	32.4
Other, net	6.6	(5.4)
Net cash provided by operating activities of continuing operations	134.5	126.4
Net cash used for operating activities of discontinued operations	(26.8)	(32.7)
Net cash provided by operating activities	107.7	93.7

Cash flows from investing activities
Capital expenditures	(82.5)	(97.3)
Acquisitions of businesses, net of cash acquired	(1.6)	(74.0)
Investments	4.5	2.7
Proceeds from the sale of property, plant and equipment	1.6	5.4
Other, net	12.4	–
Net cash used for investing activities of continuing operations	(65.6)	(163.2)
Net cash provided by (used for) investing activities of discontinued operations	30.2	(3.5)
Net cash used for investing activities	(35.4)	(166.7)

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other short-term debt	–	0.4
Payments of long-term debt including current maturities	(0.5)	(0.6)
Stock repurchases	(87.2)	(117.3)
Stock options exercised	10.8	13.4
Net cash used for financing activities of continuing operations	(76.9)	(104.1)
Net cash used for financing activities of discontinued operations	–	–
Net cash used for financing activities	(76.9)	(104.1)

Net decrease in cash and cash equivalents	(4.6)	(177.1)
Cash and cash equivalents at beginning of period	283.4	487.7

Cash and cash equivalents at end of period	$278.8	$310.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2006 Annual Report on Form 10-K (the 2006 Form 10-K), except for the accounting for unrecognized tax benefits, as discussed in Note 11 – Income Taxes. As indicated in Note 2 – Discontinued Operations, Brunswick’s results as discussed in the Notes to Consolidated Financial Statements reflect continuing operations only, unless otherwise noted.  These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of June 30, 2007, December 31, 2006, and July 1, 2006, the results of operations for the three months and six months ended June 30, 2007, and July 1, 2006, and the cash flows for the six months ended June 30, 2007, and July 1, 2006.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (thirteen-week periods).  The first two quarters of fiscal year 2007 ended on March 31, 2007, and June 30, 2007, and the first two quarters of fiscal year 2006 ended on April 1, 2006, and July 1, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial statements.

Note 2 – Discontinued Operations

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

In March 2007, Brunswick completed the sale of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively, for proceeds of $44.2 million, including the effect of a $12.2 million working capital adjustment, resulting in an after-tax gain of $7.7 million. Post-closing adjustments with respect to these sales are anticipated to be finalized in the third quarter of 2007.

In July 2007, Brunswick completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P., as discussed in Note 15 – Subsequent Events.  This transaction essentially completes the sale of the BNT businesses classified as discontinued operations.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

The following table discloses the results of operations for BNT, including the gain on the divestitures, reported as discontinued operations for the three months and six months ended:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(in millions)
Net sales	$16.5	$69.9	$97.5	$117.4
Pre-tax earnings (loss)	$(2.6)	$(23.5)	$2.1	$(34.5)

The following table reflects the financial position of the remaining net assets of BNT reported as discontinued operations:

	June 30, 2007	December 31, 2006	July 1, 2006
(in millions)
Accounts receivable	$23.0	$51.5	$44.5
Inventory, net	4.1	52.5	67.6
Other current assets	0.3	1.5	1.4
Total current assets	27.4	105.5	113.5

Goodwill and intangible assets	13.1	19.8	73.8
Investments	8.0	6.1	–
Property, plant and equipment	3.5	6.9	18.5
Total long-term assets	24.6	32.8	92.3

Total assets	52.0	138.3	205.8

Accounts payable	6.3	46.4	35.3
Accrued expenses	13.1	48.6	29.6
Total current liabilities	19.4	95.0	64.9

Long-term liabilities	10.7	8.7	6.8

Total liabilities	30.1	103.7	71.7

Net assets	$21.9	$34.6	$134.1

Note 3 – Share-Based Compensation

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

 Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of awards to executives and other management employees. Issuances under the Plan may be from either authorized, but unissued, shares or treasury shares.  The Company’s maximum issuance allowed by the Plan is 8.1 million shares.  As of June 30, 2007, 3.9 million shares were available for grant.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Stock options were issued by the Company prior to 2005.  Since 2005, the Company has issued SARs. Grants are generally exercisable over a period of 10 years, or as determined by the Human Resources and Compensation Committee of the Board of Directors. Grants vest over three or four years, or immediately in the event of a change in control, upon death or disability of the grantee, or, for grants issued prior to 2006, if age and years of service equals 65 or more, regardless of the grantee’s age.  Vesting of 2006 and subsequent grants will occur immediately in the event of a change in control, upon death or disability of the grantee, or upon termination of employment if the grantee has attained the age of 62 and age plus years of service equals 70 or more.  The exercise price per share cannot be less than the fair market value at the date of grant. During the three months and six months ended June 30, 2007, there were 0.0 million and 0.9 million SARs granted, respectively, which resulted in $0.7 million and $2.4 million of total expense. During the three months and six months ended July 1, 2006, there were 0.0 million and 0.9 million SARs granted, respectively, which resulted in $1.7 million and $3.1 million of total expense. These expenses resulted in a deferred tax asset for a tax benefit to be realized in future periods.

The weighted average fair value of individual SARs granted was $9.91 and $11.88 during 2007 and 2006, respectively.  The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model with the following weighted average assumptions used for 2007 and 2006:

	2007	2006

Risk-free interest rate	4.8%	4.4%
Dividend yield	1.8%	1.5%
Volatility factor	29.9%	31.2%
Weighted average expected life	5.1 – 6.2 years	4.8 – 6.1 years

Nonvested stock awards are issued to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors (nonvested stock shares were issued for grants prior to April 30, 2003, and subsequently, nonvested stock units were issued). Nonvested stock awards vest at the end of a three- to four-year period subject to continued employment, or immediately upon a change in control of the Company, or upon death or disability of the recipient. For grants issued before January 1, 2006, nonvested stock units are forfeited in the event employment terminates prior to vesting, except there is prorata vesting if the recipient’s age and years of service equals 65 or more upon termination of employment.  Prorata vesting on grants issued in 2006 and 2007 will occur if the recipient’s age and years of service equals 70 or more upon termination of employment. Selected grants that are made in lieu of Strategic Incentive Plan cash payments vest one-third at the end of each of the first three grant date anniversaries, except immediate vesting if the recipient's age and years of service equals 70 or more upon termination of employment.  Nonvested stock units are eligible for dividends, which are reinvested and non-voting, and all awards have restrictions on the sale or transfer of such awards during the nonvested period. The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During the three months ended June 30, 2007, and July 1, 2006, there were no stock awards granted under these plans and $0.9 million and $1.8 million was charged to compensation expense under these plans, respectively. During the six months ended June 30, 2007, and July 1, 2006, there were 0.1 million and 0.3 million stock awards granted under these plans, respectively, and $2.3 million and $2.9 million was charged to compensation expense under these plans, respectively.  Stock awards are issued to directors in accordance with terms and conditions determined by the Corporate Governance Committee of the Board of Directors.  Director stock awards are fully vested with distribution deferred to the end of service as a director.

The weighted average price per nonvested stock award at grant date was $33.00 and $39.15 for the nonvested stock awards granted in 2007 and 2006, respectively.

As of June 30, 2007, there was $10.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.8 years.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 – Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share."  Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards.  Weighted average basic shares decreased by 4.2 million shares during both the three months and six months ended June 30, 2007, versus the comparable periods in 2006, primarily due to the Company’s share repurchase program (as discussed in Note 13 – Share Repurchase Program), partially offset by shares issued upon the exercise of employee stock options.

Basic and diluted earnings per share for the three months and six months ended June 30, 2007, and for the comparable periods ended July 1, 2006, were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(in millions, except per share data)
Net earnings from continuing operations	$56.9	$94.5	$91.2	$168.6
Earnings (loss) from discontinued operations, net of tax	0.6	(11.3)	4.0	(18.0)
Gain (loss) on disposal of discontinued operations, net of tax	(0.2)	–	7.7	–

Net earnings	$57.3	$83.2	$102.9	$150.6

Average outstanding shares – basic	90.5	94.7	91.0	95.2
Dilutive effect of common stock equivalents	0.5	0.8	0.5	0.9

Average outstanding shares – diluted	91.0	95.5	91.5	96.1

Basic earnings per share
Net earnings from continuing operations	$0.63	$1.00	$1.00	$1.77
Earnings (loss) from discontinued operations, net of tax	–	(0.12)	0.04	(0.19)
Gain (loss) on disposal of discontinued operations, net of tax	–	–	0.09	–

Net earnings	$0.63	$0.88	$1.13	$1.58

Diluted earnings per share
Net earnings from continuing operations	$0.63	$0.99	$1.00	$1.76
Earnings (loss) from discontinued operations, net of tax	–	(0.12)	0.04	(0.19)
Gain (loss) on disposal of discontinued operations, net of tax	–	–	0.09	–

Net earnings	$0.63	$0.87	$1.13	$1.57

As of June 30, 2007, there were 4.4 million options outstanding, of which 2.5 million were exercisable.  There were 2.9 million and 2.7 million shares of common stock outstanding for which the exercise price of the options was higher than the average market price of the Company’s shares for the quarterly and year-to-date periods ended June 30, 2007, respectively. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  This compares to 2.1 million and 2.0 million anti-dilutive options that were excluded from the corresponding periods ended July 1, 2006.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 5 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, which are primarily comprised of arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding.  The Company has also guaranteed payments to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was $113.4 million as of June 30, 2007.  Any potential payments on these customer financing arrangements would extend over several years.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase, from the third-party lender, Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was $173.9 million as of June 30, 2007.

Based on historical experience and current facts and circumstances, and in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has recorded the estimated net liability associated with losses from these guarantee and repurchase obligations on its Condensed Consolidated Balance Sheets.  Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $62.2 million as of June 30, 2007.  This amount is primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  Surety bonds totaled $15.1 million as of June 30, 2007.

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

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities – Other during the six months ended June 30, 2007:

2007
(in millions)
Balance at beginning of period	$161.0
Payments made	(56.4)
Provisions/additions for contracts issued/sold	55.5
Aggregate changes for preexisting warranties	(1.3)

Balance at end of period	$158.8

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $19.8 million as of June 30, 2007.

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

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in and related to this case, in which the Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement were covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 were calculated and agreed to with the IRS at the examination level. The statute of limitations related to these taxable years expired on March 9, 2006.  As a result of these issues and other assessments, the Company reversed $18.2 million of tax reserves in the first half of 2006, consisting of $12.4 million in the first quarter and $5.8 million in the second quarter, primarily related to the reassessment of underlying exposures. During the second quarter of 2006, Brunswick received a refund of $12.9 million from the IRS related to the final settlement for these tax years. Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax effect of the IRS's audit adjustments.

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

Patent Infringement Dispute.  In October 2006, Brunswick was sued by Electromotive, Inc. (Electromotive) in the United States District Court for the Northern District of Virginia.  Electromotive claimed that a number of engines sold by Brunswick’s Mercury Marine business had infringed an expired patent held by Electromotive related to a method for engine timing and cylinder firing.  Trial in the case commenced on July 11, 2007, and, on July 27, 2007, a jury returned a verdict in favor of Electromotive in the amount of approximately $3 million, which was provided for in the second quarter of 2007.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Brazilian Customs Dispute.  In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $12 million related to the importation of Life Fitness products into Brazil.  The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer's suggested retail price of those goods in the United States.  The assessment consists of duties, penalties and interest on the importation of Life Fitness products into Brazil over the past five years.  Brunswick believes that this determination by the Brazilian Customs Office of the value of the imported goods is without merit, and has appealed the assessment.  The Company does not believe that the resolution of this dispute will have a material adverse effect on its consolidated financial condition or results of operations.

Refer to Note 10 to the consolidated financial statements in the 2006 Form 10-K for disclosure of the potential cash requirements of environmental proceedings and a discussion of other legal matters as of December 31, 2006.

Note 6 – Segment Data

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

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the three months ended June 30, 2007, and July 1, 2006:

	Net Sales		Operating Earnings
	Three Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(in millions)
Boat	$732.8	$769.7	$19.3	$53.1
Marine Engine	669.6	668.5	80.3	94.7
Marine eliminations	(126.7)	(134.9)	–	–
Total Marine	1,275.7	1,303.3	99.6	147.8

Fitness	144.0	129.7	7.4	7.4
Bowling & Billiards	103.2	110.1	(2.7)	0.6
Eliminations	–	–	–	–
Corporate/Other	–	–	(18.0)	(17.6)

Total	$1,522.9	$1,543.1	$86.3	$138.2

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the six months ended June 30, 2007, and July 1, 2006:

	Net Sales		Operating Earnings
	Six Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(in millions)
Boat	$1,431.8	$1,520.7	$38.8	$101.5
Marine Engine	1,242.2	1,223.5	115.0	139.6
Marine eliminations	(262.9)	(276.2)	–	–
Total Marine	2,411.1	2,468.0	153.8	241.1

Fitness	289.0	263.7	15.5	16.3
Bowling & Billiards	209.0	224.8	5.6	13.4
Eliminations	(0.1)	(0.1)	–	–
Corporate/Other	–	–	(35.6)	(34.4)

Total	$2,909.0	$2,956.4	$139.3	$236.4

Note 7 – Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”  Brunswick continues to evaluate potential acquisitions in the ordinary course of business.

During the first six months of 2007, consideration paid for acquisitions, net of cash acquired, was as follows:

Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration
(in millions)
4/04/07	Marine Innovations Warranty Corporation	$1.5	$–	$1.5
Various	Miscellaneous	0.1	0.5	0.6

		$1.6	$0.5	$2.1

(A)  Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

The Company made an additional payment of $1.5 million for the April 1, 2004, acquisition of Marine Innovations Warranty Corporation (Marine Innovations), an administrator of extended warranty contracts for the marine industry.  This was the final payment required under the purchase agreement as Marine Innovations fulfilled earnings targets.  The post-acquisition results of Marine Innovations are included in the Boat segment.

These acquisitions were not and would not have been material to Brunswick’s net sales, results of operations or total assets during the quarterly and year-to-date periods ended June 30, 2007, and July 1, 2006, respectively. Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

During the first six months of 2006, consideration paid for acquisitions, net of cash acquired, was as follows:

Date	Name/Description	Net Cash Consideration (A)
(in millions)
2/16/06	Cabo Yachts, Inc.	$60.6
3/24/06	Marine Innovations Warranty Corporation	2.3
4/26/06	Diversified Marine Products, L.P.	11.1

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

On April 26, 2006, Brunswick acquired the outstanding stock of Diversified Marine Products, L.P. (Diversified) for $11.1 million. Diversified is a leading wholesale distributor of marine parts and accessories headquartered in Los Angeles, California.  The acquisition of Diversified complements Brunswick’s previous acquisitions of Land ‘N’ Sea Corporation, Kellogg Marine, Inc and Benrock, Inc., allowing Brunswick to provide same- or next-day delivery of marine parts and accessories nationwide by expanding its parts and accessories business to the West Coast of the United States.  The post-acquisition results of Diversified are included in the Boat Segment.

These acquisitions were not material to Brunswick’s net sales, results of operations or total assets during the quarterly and year-to-date periods ended July 1, 2006. Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

Refer to Note 6 to the consolidated financial statements in the 2006 Form 10-K for further details relating to Brunswick’s acquisitions.

Note 8 – Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method.  See Note 10 – Financial Services for more details on the Company’s joint venture, Brunswick Acceptance Company, LLC (BAC).  Refer to Note 7 to the consolidated financial statements in the 2006 Form 10-K for further detail relating to the Company’s investments.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 9 – Comprehensive Income

The Company reports certain changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  Accumulated other comprehensive income (loss) includes unamortized prior service costs, unamortized net actuarial gains and losses, and minimum pension liability adjustments for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative and investment gains and losses, all net of tax. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), eliminating the minimum pension liability concept under which adjustments were recorded to other comprehensive income.  The Company’s adoption of SFAS 158 also required the inclusion of prior service costs and net actuarial gains and losses in other comprehensive income.  Components of other comprehensive income for the three months and six months ended June 30, 2007, and July 1, 2006, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(in millions)
Net earnings	$57.3	$83.2	$102.9	$150.6
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	6.6	7.9	2.6	7.9
Net change in unrealized gains (losses) on investments	0.1	(0.4)	0.1	1.2
Net change in unamortized prior service cost	0.6	–	1.1	–
Net change in unamortized actuarial loss	1.3	–	2.6	–
Net change in accumulated unrealized derivative gains (losses)	(0.5)	1.8	(0.1)	2.0
Total other comprehensive income (loss)	8.1	9.3	6.3	11.1

Comprehensive income	$65.4	$92.5	$109.2	$161.7

There was no change to other comprehensive income (loss) resulting from the minimum pension liability adjustment in either 2006 period as, prior to the Company’s adoption of SFAS 158, it was adjusted annually in the fourth quarter.

Note 10 – Financial Services

The Company’s subsidiary, Brunswick Financial Services Corporation (BFS), owns 49 percent of a joint venture, Brunswick Acceptance Company, LLC (BAC), and CDF Ventures, LLC (CDFV), a subsidiary of General Electric Capital Corporation (GECC), owns the remaining 51 percent.  Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to Brunswick’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

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

BAC is funded in part through a loan from GE Commercial Distribution Finance Corporation and a securitization facility arranged by GECC, and in part by a cash equity investment from both partners. BFS’s total investment in BAC at June 30, 2007, and December 31, 2006, was $48.0 million and $50.6 million, respectively.  BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

BFS recorded income related to the operations of BAC of $3.3 million and $6.7 million for the three months and six months ended June 30, 2007, respectively. These amounts compare to $3.4 million and $7.4 million in the corresponding periods ended July 1, 2006.  These amounts exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Since 2003, the Company has sold a significant portion of its domestic Mercury Marine accounts receivable to BAC.  Accounts receivable totaling $252.4 million and $460.6 million were sold to BAC during the three months and six months ended June 30, 2007, respectively, compared with $273.3 million and $473.0 million during the corresponding periods ended July 1, 2006.  Discounts of $2.2 million and $4.1 million for the first three months and six months of 2007, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income.  These amounts compare with $2.4 million and $4.2 million for the same periods in the prior year.  The outstanding balance of receivables sold to BAC was $126.6 million as of June 30, 2007, up from $80.0 million as of December 31, 2006.  Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.1 million and $1.0 million for the six months ended June 30, 2007, and July 1, 2006, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of June 30, 2007, and December 31, 2006, the Company had a retained interest in $62.6 million and $31.5 million of the total outstanding accounts receivable sold to BAC, respectively.   The Company’s maximum exposure as of June 30, 2007, and December 31, 2006, related to these amounts was $36.6 million and $16.9 million, respectively.   In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.  Accordingly, the amount of the Company’s retained interest was recorded in Accounts and notes receivable, and Accrued expenses in the Condensed Consolidated Balance Sheets.  These balances are included in the amounts in Note 5 – Commitments and Contingencies.

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

Note 11 – Income Taxes

The Company has historically provided deferred taxes under APB No. 23, “Accounting for Income Taxes – Special Areas,” (APB 23) for the presumed ultimate repatriation to the United States of earnings from all non-U.S. subsidiaries and unconsolidated affiliates. The indefinite reversal criterion of APB 23 allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside of the United States.

The Company has continued to provide deferred taxes, as required, on the undistributed net earnings of all non-U.S. subsidiaries and unconsolidated affiliates for which the APB 23 assertion has not been elected, as those earnings may be repatriated in future years.  As of January 1, 2007, the Company determined that approximately $25.8 million of current undistributed net earnings, as well as the future net earnings, of certain additional foreign subsidiaries will be permanently reinvested. These earnings will provide Brunswick with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift Brunswick’s acquisition focus to Europe and Asia.  The Company’s current intentions with respect to these subsidiaries meet the indefinite reversal criterion of APB 23.  As a result of the additional APB 23 change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $2.0 million during the first quarter of 2007.

The Company’s effective tax rates from continuing operations for the three months and six months ended June 30, 2007, were 30.8 percent and 29.5 percent, respectively.  The effective tax rates for both periods were lower than the statutory rate mainly due to the favorable effect of the research and development tax credit. Additionally, the effective tax rate for the six months ended June 30, 2007, was lower than the statutory rate due to $1.9 million of non-recurring tax benefits primarily related to the Company’s election to apply the indefinite reversal criterion of APB 23 as discussed above.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

For the quarterly and year-to-date periods ended July 1, 2006, the Company’s effective tax rates from continuing operations were 27.6 percent and 24.4 percent, respectively.  The effective tax rates were lower than the statutory rate primarily as a result of benefits from an $18.2 million tax reserve reassessment of underlying exposures, of which $5.8 million was recognized in the second quarter.  Refer to Note 5 – Commitments and Contingencies for further details.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an $8.7 million decrease in the net liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings.

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

The Company is regularly audited by federal, state and foreign tax authorities.  The IRS has completed their audits of the Company’s United States income tax returns through the 2003 taxable year and is currently auditing the Company’s United States income tax returns for taxable years 2004 and 2005.  Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local audits dating back to the 1986 taxable year.  With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2001, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction tax authorities for years prior to 2001.

Note 12 – Pension and Other Postretirement Benefits

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

Pension and other postretirement benefit costs included the following components for the three months ended June 30, 2007, and July 1, 2006:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(in millions)
Service cost	$4.4	$4.7	$0.8	$0.7
Interest cost	15.7	14.7	1.9	1.5
Expected return on plan assets	(20.5)	(19.5)	–	–
Amortization of prior service costs	1.6	1.7	(0.5)	(0.5)
Amortization of net actuarial loss	1.8	2.6	0.3	0.3

Net pension and other benefit costs	$3.0	$4.2	$2.5	$2.0

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Pension and other postretirement benefit costs included the following components for the six months ended June 30, 2007, and July 1, 2006:

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(in millions)
Service cost	$8.7	$9.3	$1.5	$1.4
Interest cost	31.4	29.4	3.3	3.0
Expected return on plan assets	(40.9)	(39.2)	–	–
Amortization of prior service costs	3.2	3.4	(0.9)	(1.0)
Amortization of net actuarial loss	3.6	5.2	0.5	0.6

Net pension and other benefit costs	$6.0	$8.1	$4.4	$4.0

Employer Contributions. During the six months ended June 30, 2007, the Company contributed $1.3 million to fund benefit payments to its nonqualified plan.  The Company’s plans for additional contributions are subject to equity market returns and discount rate movements, among other items.

Note 13 – Share Repurchase Program

In the second quarter of 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  During the three months and six months ended June 30, 2007, the Company repurchased 1.6 million and 2.6 million shares under this program for $53.8 million and $87.2 million, respectively.  During the three months and six months ended July 1, 2006, the Company repurchased 1.5 million and 3.1 million shares under this program for $55.5 million and $117.3 million, respectively.  Through the first half of 2007, the Company had repurchased approximately 10.2 million shares since the program’s inception.  As of June 30, 2007, the Company’s remaining share repurchase authorization under the program was $279.1 million.

Note 14 – Restructuring Activities

In November 2006, Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These actions reflect the Company’s response to difficult marine market conditions, as the Company continues to reduce production volumes to achieve appropriate dealer pipeline inventories, and include the consolidation of certain boat manufacturing facilities, sales offices and distribution warehouses as well as reductions in the Company’s global workforce.  In addition, these efforts include the streamlining of certain sales and other operations throughout the Company.  In July 2007, an additional initiative was announced to further consolidate certain boat manufacturing facilities in connection with the purchase of a manufacturing facility in North Carolina.

The Company anticipates that it will incur total costs of approximately $39 million under these initiatives, which will be completed by the first half of 2008. The Company incurred $18.9 million of restructuring charges prior to December 31, 2006, as discussed in Note 3 to the consolidated financial statements in the 2006 Form 10-K.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Restructuring charges recorded during the three and six months ended June 30, 2007, were included in the Consolidated Statements of Income as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
(in millions)
Cost of sales:
Severance	$0.0	$0.3
Other	0.3	0.6
Total	0.3	0.9

Selling, general and administrative expense:
Severance	0.5	3.0
Other	0.3	0.9
Total	0.8	3.9

Total restructuring charges	$1.1	$4.8

Restructuring charges recorded by segment during the three months and six months ended June 30, 2007, were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
(in millions)
Boat	$1.0	$4.1
Marine Engine	–	0.4
Corporate	0.1	0.3

Total	$1.1	$4.8

The Company expects to incur approximately $15 million of additional restructuring costs under this initiative; $13.5 million in the Boat segment, $1 million in the Marine Engine segment and $0.5 million in the Bowling & Billiards segment.

Note 15 – Subsequent Events

Disposal of Business. Brunswick began pursuing the sale of BNT in April 2006. In March 2007, Brunswick completed the sale of BNT’s marine electronics and portable navigation device businesses. In July 2007, the Company completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P. for proceeds of $35.0 million, resulting in an after-tax gain ranging from $23 million to $28 million, subject to the effect of a working capital adjustment. This transaction essentially completes the sale of the BNT businesses classified as discontinued operations.

Manufacturing Facility Acquisition. On July 2, 2007, Brunswick announced that it will expand its manufacturing capabilities with the purchase of a boat manufacturing facility in Navassa, North Carolina.  The purchase will offer Brunswick additional capacity to build larger boats as well as the ability to manufacture several brands of cruisers, resulting in increased production flexibility, productivity and efficiency. In a related action, Brunswick will close its Salisbury, Maryland, plant and transfer cruiser production to the new North Carolina facility.

The severance and other costs associated with the Salisbury plant closure, as well as the start-up expenses and product development costs for new boat models to be manufactured in the facility in North Carolina, are expected to reduce operating earnings by approximately $11 million over the 12 months following the acquisition. Approximately half of these costs will be incurred during the second half of 2007 with the remainder in the first half of 2008. These amounts have been reflected in the restructuring activities discussed in Note 14 – Restructuring Activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures with respect to the Company’s operating results and cash flows.  GAAP refers to generally accepted accounting principles in the United States.  At times, management’s discussion of operating results excludes the effects of acquisitions, non-recurring tax benefits and related effective tax rates, and management’s cash flow discussion includes an analysis of free cash flow.  Refer to the Matters Affecting Comparability and Cash Flow, Liquidity and Capital Resources sections for further details.  Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors of Brunswick’s 2006 Annual Report on Form 10-K (the 2006 Form 10-K).

Overview and Outlook

General

Sales from continuing operations during the second quarter of 2007 decreased 1.3 percent to $1,522.9 million from $1,543.1 million in 2006. During the six months ended June 30, 2007, sales decreased 1.6 percent to $2,909.0 million from $2,956.4 million in 2006. For both the three months and six months ended June 30, 2007, higher sales were reported by the Marine Engine and Fitness segments, which were more than offset by a reduction in the Boat and Bowling & Billiards segments’ sales.  The overall decrease in sales was primarily due to lower sales volumes resulting from the continued reduction in United States marine industry demand levels. The decrease was partially offset by strong performance outside of the United States, growth in the Fitness segment and higher sales of marine parts and accessories.  Excluding incremental sales from acquisitions, Brunswick’s sales in the quarterly and year-to-date periods ended June 30, 2007, declined 1.5 percent and 2.1 percent, respectively, from the same periods in 2006.  Quarterly and year-to-date operating earnings from continuing operations of $86.3 million and $139.3 million, and operating margins of 5.7 percent and 4.8 percent, respectively, decreased from the same periods in the prior year, primarily as a result of lower fixed-cost absorption due to reduced production rates in Brunswick’s marine businesses in an effort to achieve appropriate levels of dealer pipeline inventories, higher raw material and production costs and unfavorable mix factors. These factors were partially offset by successful cost-reduction initiatives, as discussed in Note 14 – Restructuring Activities in the Notes to Consolidated Financial Statements and the effect of higher pricing.  In the three months and six months ended July 1, 2006, the Company reported operating earnings from continuing operations of $138.2 million and $236.4 million with related operating margins of 9.0 percent and 8.0 percent, respectively.

As discussed in Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements, on April 27, 2006, the Company announced its intention to sell the majority of the Brunswick New Technologies (BNT) business unit, consisting of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. These BNT businesses had become increasingly concentrated in markets outside of Brunswick’s core business segments – marine, fitness, bowling and billiards – and continued growth would have required significant investment to ensure successful new product introductions.  The Company believed that BNT’s long-term prospects would be better under different ownership.  During the second quarter of 2006, Brunswick began reporting the results of these BNT businesses, which were previously reported in the Marine Engine segment, as discontinued operations for all periods presented.  The Company’s results, as discussed in Management’s Discussion and Analysis, reflect continuing operations only, unless otherwise noted.

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively, for total proceeds of $44.2 million, including the effect of a $12.2 million working capital adjustment.  A $7.7 million after-tax gain was recognized with the divestitures of these businesses. Post-closing adjustments with respect to these sales are anticipated to be finalized in the third quarter of 2007.

 In July 2007, the Company completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P., as discussed in Note 15 – Subsequent Events in the Notes to Consolidated Financial Statements.

Looking ahead to the remainder of 2007, Brunswick will continue its efforts to achieve appropriate levels of dealer inventories by reducing production of boats and marine engines as a result of reduced retail demand for marine products. The Company anticipates that sales will benefit from favorable pricing and increased promotional spending along with continued growth in markets outside of the United States and Brunswick’s marine parts and accessories businesses.  Considering all of these factors, 2007 marine sales, which include both the Boat and Marine Engine segments, are expected to decrease in the low-single digits as compared with 2006.  Sales for 2007 in the Fitness segment are expected to increase in the mid- to high-single digit percentages. Bowling & Billiards segment sales are expected to be relatively flat as compared with 2006.  Overall, reported sales for 2007 are expected to be relatively flat as compared with 2006.

Operating earnings and margins for 2007 will be adversely affected by the continued production declines and the anticipation of increased promotional incentives, as discussed above.  These actions will have an unfavorable effect on Boat and Marine Engine segment margins due to lower fixed-cost absorption and an unfavorable product mix, as production cutbacks will be greater in certain higher-margin boat and engine categories. Further possible reductions in demand for Brunswick’s products could affect the Company’s long-term financial projections utilized in its valuation of goodwill and other indefinite-lived intangible assets. These factors, along with continued increases in raw materials, production, and freight and distribution costs, are not expected to be offset by improvements in pricing, growth in operations outside of the United States and benefits from restructuring and cost containment efforts underway in 2007.  The Company expects to incur restructuring costs from certain manufacturing realignment and cost improvement initiatives currently underway as described in Note 14 – Restructuring Activities in the Notes to Consolidated Financial Statements. Brunswick’s effective tax rate in 2007 is expected to be approximately 31.0 percent, excluding the effect of any non-recurring tax items.

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

The Company has used the non-GAAP financial measures that are included in Management’s Discussion and Analysis for several years. Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that Brunswick uses and to better evaluate its ongoing business performance. Brunswick’s management believes that for the three months and six months ended June 30, 2007, and July 1, 2006, the presentation of (i) diluted earnings per share excluding non-recurring tax benefits; (ii) net sales and operating earnings excluding acquisitions not reflected in the prior year’s results; and (iii) the Company’s effective tax rate excluding the effect of non-recurring tax benefits, provide a more meaningful comparison to prior results.

Acquisitions.  Brunswick’s operating results for 2007 include the operating results from acquisitions completed in 2006.  Approximately 0.2 percent and 0.5 percent of Brunswick’s sales during the first three months and six months of 2007, respectively, can be attributed to incremental sales from the following acquisitions:

Date	Description	Segment

2/16/06	Cabo Yachts, Inc.	Boat
4/26/06	Diversified Marine Products, L.P.	Boat
10/18/06	Blue Water Dealer Services, Inc.	Boat

Refer to Note 7 – Acquisitions in the Notes to Consolidated Financial Statements and Note 6 to the consolidated financial statements in the 2006 Form 10-K for a detailed description of these acquisitions.

Tax Items.  The comparison of net earnings per diluted share between 2007 and 2006 is affected by non-recurring tax items.  During the first six months of 2007, the Company reduced its tax provision by $1.9 million ($0.02 per diluted share), primarily as a result of its first quarter election to apply the indefinite reversal criterion of APB No. 23, “Accounting for Income Taxes – Special Areas” (APB 23), to the undistributed net earnings of certain foreign subsidiaries.  The Company determined that approximately $25.8 million of undistributed net earnings, as well as the future net earnings, of these foreign subsidiaries will be indefinitely reinvested in operations outside of the United States.  These earnings will provide Brunswick with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift Brunswick’s acquisition focus to Europe and Asia.  The Company’s current intentions with respect to these subsidiaries satisfy the indefinite reversal criterion of APB 23.  See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

During the first six months of 2006, the Company reduced its tax provision primarily due to tax benefits from an $18.2 million ($0.19 per diluted share) tax reserve reassessment of underlying exposures, of which $5.8 million ($0.06 per diluted share) was recognized in the second quarter, as detailed in Note 5 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

The effect of these items on diluted earnings per share from continuing operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
(in millions)
Net earnings from continuing operations per diluted share – as reported	$0.63	$0.99	$1.00	$1.76
Tax items	–	(0.06)	(0.02)	(0.19)

Net earnings from continuing operations per diluted share – as adjusted	$0.63	$0.93	$0.98	$1.57

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

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	June 30, 2007	July 1, 2006	$	%
(in millions, except per share data)
Net sales	$1,522.9	$1,543.1	$(20.2)	(1.3)%
Gross margin (A)	$332.3	$354.8	$(22.5)	(6.3)%
Operating earnings	$86.3	$138.2	$(51.9)	(37.6)%
Net earnings from continuing operations	$56.9	$94.5	$(37.6)	(39.8)%

Diluted earnings per share from continuing operations	$0.63	$0.99	$(0.36)	(36.4)%

Expressed as a percentage of Net sales (B):
Gross margin	21.8%	23.0%		(120) bpts
Selling, general and administrative expense	13.8%	11.8%		200 bpts
Operating margin	5.7%	9.0%		(330) bpts
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

The decrease in sales was primarily due to reduced demand levels across the marine industry compared with the second quarter of 2006, most notably with respect to United States sales of fiberglass boats as well as engines, and lower Bowling & Billiards segment sales.  This decrease was partially offset by strong growth outside of the United States and favorable pricing across several of Brunswick’s marine brands; an increase in Fitness segment sales; and growth in the Company’s marine parts and accessories businesses. In the second quarter of 2007, sales outside of the United States increased 17.0 percent from the same period in the prior year as a result of growth in the Boat, Marine Engine and Fitness segments.

The decrease in gross margin percentage in the second quarter of 2007 compared with the same period last year was primarily due to lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand, higher raw material and component costs, and increased promotional incentives in the Boat segment.  These decreases were partially offset by favorable pricing, the benefit of a weaker dollar and successful cost-reduction efforts.

Operating expenses increased by $29.4 million in the second quarter of 2007 compared with the same period in 2006.  The increase was primarily due to the effects of inflation and a weaker dollar, higher variable compensation expense and the absence of a gain associated with an insurance settlement in the Marine Engine segment.

The decrease in operating earnings was mainly due to reduced sales volumes and the unfavorable factors affecting gross margin and operating expenses discussed above.

Interest expense decreased $0.9 million in the second quarter of 2007 compared with the same period in 2006, primarily due to the favorable effect of lower interest rates on the Company’s floating-rate debt, compared with higher rates on fixed-rate debt in 2006.  See Note 13 to the consolidated financial statements in the 2006 Form 10-K for details related to financial instruments.  Interest income decreased $0.6 million in the second quarter of 2007 compared with the same period in 2006 due to a lower average invested cash balance.

The Company’s effective tax rate in the second quarter of 2007 increased to 30.8 percent from 27.6 percent in the comparable period of 2006, mostly due to lower non-recurring tax benefits in 2007. During the three months ended July 1, 2006, the Company’s tax provision benefited from a $5.8 million tax reserve reassessment of underlying exposures, as discussed in Note 5 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.  Excluding the $5.8 million tax reserve reassessment, the Company’s effective tax rate for the second quarter of 2006 was 32.0 percent. Management believes that presentation of the effective tax rate, excluding these non-recurring tax benefits in the first quarter of 2006, provides a more meaningful comparison because these tax benefits are unique to their respective period.

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above in operating earnings. Excluding the $5.8 million of non-recurring tax benefits in the second quarter of 2006, diluted earnings per share from continuing operations would have been $0.93. Management believes that presentation of diluted earnings per share from continuing operations, excluding the non-recurring tax benefits, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 91.0 million in the second quarter of 2007 from 95.5 million in the second quarter of 2006.  The decrease in average shares outstanding was primarily due to the repurchase of 5.1 million shares since the second quarter of 2006, as discussed in Note 13 – Share Repurchase Program in the Notes to Consolidated Financial Statements.

Sales from discontinued operations were $16.5 million during the second quarter of 2007, compared with $69.9 million during the corresponding 2006 period. Sales declined as a result of the absence of sales from BNT’s marine electronics and PND businesses, which were disposed of during the first quarter of 2007. BNT’s operations generated after-tax earnings of $0.6 million, compared with an after-tax loss of $11.3 million in the second quarter of 2006, when BNT took necessary discounting and promotional actions to meet competitive pricing measures in the PND business.  As this business was sold in March 2007, it had no impact on operating results from discontinued operations in the second quarter of 2007.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the six months ended:

			2007 vs. 2006
	Six Months Ended		Increase/(Decrease)
	June 30, 2007	July 1, 2006	$	%
(in millions, except per share data)
Net sales	$2,909.0	$2,956.4	$(47.4)	(1.6)%
Gross margin (A)	$628.7	$668.2	$(39.5)	(5.9)%
Operating earnings	$139.3	$236.4	$(97.1)	(41.1)%
Net earnings from continuing operations	$91.2	$168.6	$(77.4)	(45.9)%

Diluted earnings per share from continuing operations	$1.00	$1.76	$(0.76)	(43.2)%

Expressed as a percentage of Net sales (B):
Gross margin	21.6%	22.6%		(100) bpts
Selling, general and administrative expense	14.4%	12.4%		200 bpts
Operating margin	4.8%	8.0%		(320) bpts
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

The decrease in sales in the first six months of 2007 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion. In addition to the factors discussed above, the decrease in sales was partially offset by the effect of acquisitions completed in 2006. Despite the decrease, sales outside of the United States during the first six months of 2007 increased 11.9 percent from the same period in the prior year as a result of growth outside of the United States in the Boat, Marine Engine and Fitness segments.

The decrease in gross margin percentage in the first six months of 2007 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

Operating expenses increased by $57.6 million in the first six months of 2007 compared with the same period in 2006. In addition to the factors that described the quarterly increase in operating expenses, research and development costs during the first six months of 2007 have also increased.

The decrease in operating earnings in the first six months of 2007 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

Interest expense decreased in the first half of 2007 compared with the same period in 2006, primarily due to the same factors as described in the quarterly discussion.

The Company’s effective tax rate in the first six months of 2007 increased to 29.5 percent from 24.4 percent in the second quarter of 2006, mostly due to lower non-recurring tax benefits in 2007 compared with the prior year.  During the six months ended June 30, 2007, the Company recognized non-recurring tax benefits of $1.9 million, primarily as a result of its APB 23 assertion to indefinitely reinvest the undistributed net earnings of certain foreign subsidiaries, as discussed in Note 11 – Income Taxes in the Notes to Consolidated Financial Statements.  Excluding these tax benefits, the Company’s effective tax rate for the first six months of 2007 was 31.0 percent.  During the six months ended July 1, 2006, the Company’s tax provision benefited from an $18.2 million tax reserve reassessment of underlying exposures, as discussed in Note 5 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.  Excluding the $18.2 million tax reserve reassessment, the Company’s effective tax rate for the first six of 2006 was 32.6 percent.  Management believes that presentation of the effective tax rate, excluding these non-recurring tax benefits in the first quarter of 2007 and 2006, provides a more meaningful comparison because these tax benefits are unique to their respective periods.

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above in operating earnings. Excluding the $1.9 million and $18.2 million of non-recurring tax benefits in the first six months of 2007 and 2006, respectively, diluted earnings per share from continuing operations would have been $0.98 and $1.57 for the first six months of each respective year.  Management believes that presentation of diluted earnings per share from continuing operations, excluding the non-recurring tax benefits, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 91.5 million in the first six months of 2007 from 96.1 million in the comparable 2006 period.  The decrease in average shares outstanding was primarily due to the repurchase of 5.1 million shares since the first half of 2006, as discussed in Note 13 – Share Repurchase Program in the Notes to Consolidated Financial Statements.

Sales from discontinued operations were $97.5 million during the first half of 2007, compared with $117.4 million during the corresponding 2006 period. BNT’s operations generated after-tax earnings of $4.0 million in the first half of 2007, compared with an after-tax loss of $18.0 million in the first half of 2006.  The factors affecting sales and earnings for the year-to-date period were consistent with the factors described in the quarterly discussion.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	June 30, 2007	July 1, 2006	$	%
(in millions)
Net sales	$732.8	$769.7	$(36.9)	(4.8)%
Operating earnings	$19.3	$53.1	$(33.8)	(63.7)%
Operating margin	2.6%	6.9%		(430) bpts
Capital expenditures	$16.9	$11.8	$5.1	43.2%
__________

bpts = basis points

The decrease in Boat segment sales was largely attributable to reduced marine retail demand in United States markets, resulting in lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories. Increased promotional incentives also contributed to lower sales. Sales were favorably affected by growth outside of the United States as well as gains in the Boat segment’s parts and accessories business and sportfishing brands.

Boat segment operating earnings decreased from 2006, primarily due to reduced production levels across the segment’s brands, the unfavorable effect of inventory adjustments, higher raw material costs, costs associated with the transition to a new Sealine distributor in the United Kingdom, unfavorable changes in fixed overhead spending, and increased promotional incentives. The decrease in operating earnings was partially offset by the benefits of favorable pricing.

Capital expenditures in the second quarter of 2007 and 2006 were largely attributable to tooling costs for the production of new models.

The following table sets forth Boat segment results for the six months ended:

			2007 vs. 2006
	Six Months Ended		Increase/(Decrease)
	June 30, 2007	July 1, 2006	$	%
(in millions)
Net sales	$1,431.8	$1,520.7	$(88.9)	(5.8)%
Operating earnings	$38.8	$101.5	$(62.7)	(61.8)%
Operating margin	2.7%	6.7%		(400) bpts
Capital expenditures	$31.4	$36.4	$(5.0)	(13.7)%
__________

bpts = basis points

The factors affecting Boat segment sales and operating earnings for the year-to-date period were consistent with the factors described above in the quarterly period. Additionally, sales were favorably affected by acquisitions completed in 2006. Excluding incremental sales of $13.5 million from acquired businesses, organic Boat segment sales declined by 6.7 percent.

The decrease in capital expenditures was attributable to the acquisition of a marina during the first quarter of 2006.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	June 30, 2007	July 1, 2006	$	%
(in millions)
Net sales	$669.6	$668.5	$1.1	0.2%
Operating earnings	$80.3	$94.7	$(14.4)	(15.2)%
Operating margin	12.0%	14.2%		(220) bpts
Capital expenditures	$11.3	$17.8	$(6.5)	(36.5)%
__________

bpts = basis points

Sales recorded by the Marine Engine segment increased slightly compared with the second quarter of 2006. The increase was the result of sales growth outside of the United States across most major regions; gains in the Marine Engine segment’s parts and accessories business; the favorable effect of foreign currency translation; higher engine pricing; and a decrease in promotional incentives. This increase was largely offset by a decrease in United States engine sales volumes as a result of lower marine retail demand.

Marine Engine segment operating earnings decreased in the second quarter of 2007 as a result of decreases in United States engine sales, increased variable compensation expense, the effects of inflation, the absence of an insurance settlement gain in the second quarter of 2007, as well as cost associated with a patent infringement lawsuit.  This decrease was partially offset by increases in engine prices and lower promotional incentives.

The decrease in capital expenditures was primarily attributable to investments in 2006 associated with the completion of a second four-stroke outboard production line and plant expansions for die cast operations.

The following table sets forth Marine Engine segment results for the six months ended:

			2007 vs. 2006
	Six Months Ended		Increase/(Decrease)
	June 30, 2007	July 1, 2006	$	%
(in millions)
Net sales	$1,242.2	$1,223.5	$18.7	1.5%
Operating earnings	$115.0	$139.6	$(24.6)	(17.6)%
Operating margin	9.3%	11.4%		(210) bpts
Capital expenditures	$25.3	$38.0	$(12.7)	(33.4)%
__________

bpts = basis points

The factors affecting Marine Engine segment sales, operating earnings and capital expenditures for the year-to-date period were consistent with the factors affecting the second quarter.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	June 30, 2007	July 1, 2006	$	%
(in millions)
Net sales	$144.0	$129.7	$14.3	11.0%
Operating earnings	$7.4	$7.4	$–	–
Operating margin	5.1%	5.7%		(60) bpts
Capital expenditures	$3.0	$1.3	$1.7	130.8%
__________

bpts = basis points

The increase in Fitness segment sales was largely attributable to commercial sales growth in the United States and Europe, as health clubs continued to expand, as well as foreign currency translation.

While the Fitness segment benefited from sales growth in commercial products, operating margins were adversely affected by higher sales growth rates outside of the United States, which carry lower than average margins. Operating earnings were also affected by higher research and development and marketing costs related to new cardiovascular products to be introduced in the second half of 2007.

Capital expenditures in the second quarter of 2007 were primarily related to the continued investments in new products to be introduced in 2007.

The following table sets forth Fitness segment results for the six months ended:

			2007 vs. 2006
	Six Months Ended		Increase/(Decrease)
	June 30, 2007	July 1, 2006	$	%
(in millions)
Net sales	$289.0	$263.7	$25.3	9.6%
Operating earnings	$15.5	$16.3	$(0.8)	(4.9)%
Operating margin	5.4%	6.2%		(80) bpts
Capital expenditures	$4.5	$5.0	$(0.5)	(10.0)%
__________

bpts = basis points

The factors affecting Fitness segment sales for the year-to-date period were consistent with the factors impacting the second quarter sales noted above.

Fitness segment operating earnings were subject to the same factors as described above in the quarterly period. Additionally, the Fitness segment operating earnings decreased as a result of higher payroll costs. This was partially offset by a decrease in United States freight and installation costs.

Capital expenditures in 2006 were primarily related to investment in an engineering research and development facility to drive product improvements while 2007 capital expenditures are related to continued investment in new products to be introduced in 2007.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	June 30, 2007	July 1, 2006	$	%
(in millions)
Net sales	$103.2	$110.1	$(6.9)	(6.3)%
Operating earnings	$(2.7)	$0.6	$(3.3)	NM
Operating margin	(2.6)%	0.5%		(310) bpts
Capital expenditures	$10.1	$11.0	$(0.9)	(8.2)%
__________

bpts = basis points
NM = not meaningful

Bowling & Billiards segment sales decreased from prior year levels, primarily due to declines in sales of bowling products and the absence of sales related to video redemption games, where Brunswick's supplier modified its distribution channels and began selling directly to retail entertainment centers. Bowling products sales decreased partly due to the timing of capital equipment sales, which are subject to fluctuations during the year as they are tied to new center openings and center modernization projects by independent proprietors. The decrease was also due to difficult market conditions, as well as a decline in consumer sales attributable to the slower-than-anticipated ramp up of production at the Company’s new bowling ball manufacturing facility in Reynosa, Mexico.  Sales at bowling retail centers improved slightly despite operating three fewer bowling centers in the second quarter of 2007 versus the comparable 2006 period.  This increase was largely the result of improved traffic at existing bowling centers, as well as the addition of a new Brunswick Zone XL center in the second quarter of 2007.

The decrease in current quarter operating earnings was attributable to a decline in capital equipment sales and consumer sales of bowling products; costs associated with the start-up of a new Brunswick Zone XL center; a legal settlement; and continued start-up costs associated with the transition of the segment’s bowling ball and commercial billiards table manufacturing operations to Reynosa, Mexico.  The transition of bowling ball and commercial billiards table production is expected to be completed during the second half of 2007.  These costs were partially offset by the increase in operating earnings from existing Brunswick bowling centers and Brunswick Zone XLs.

Decreased capital expenditures in the second quarter of 2007 were driven by reduced spending for the new bowling ball manufacturing facility in Reynosa, Mexico, partially offset by capital expenditures associated with three new Brunswick Zone XLs, including two that have already opened and one that is expected to open in late 2007.

The following table sets forth Bowling & Billiards segment results for the six months ended:

			2007 vs. 2006
	Six Months Ended		Increase/(Decrease)
	June 30, 2007	July 1, 2006	$	%
(in millions)
Net sales	$209.0	$224.8	$(15.8)	(7.0)%
Operating earnings	$5.6	$13.4	$(7.8)	(58.2)%
Operating margin	2.7%	6.0%		(330) bpts
Capital expenditures	$19.5	$16.7	$2.8	16.8%
__________

bpts = basis points

Bowling & Billiards segment sales in the year-to-date period were subject to the same factors as the quarterly segment sales and decreased similarly. Additionally, year-to-date segment sales decreased as a result of a decline in commercial billiards tables, which were adversely affected by the start-up of production related to the transition of manufacturing operations to Reynosa, Mexico.

Bowling & Billiards operating earnings were subject to the same factors as described above in the quarterly period.  Additionally, the absence of a gain associated with the sale of a bowling center that occurred in the first quarter of 2006 led to reduced operating earnings during 2007 versus 2006.

Increased year-to-date capital expenditures were the result of higher capital spending for new Brunswick Zone XL bowling centers expected to open in 2007, partially offset by reduced spending for the new bowling ball manufacturing facility in Reynosa, Mexico.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

	Six Months Ended
	June 30, 2007	July 1, 2006
(in millions)
Net cash provided by operating activities of continuing operations	$134.5	$126.4
Net cash provided by (used for):
Capital expenditures	(82.5)	(97.3)
Proceeds from the sale of property, plant and equipment	1.6	5.4
Other, net	12.4	–

Free cash flow from continuing operations *	$66.0	$34.5
__________

*
The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash used for acquisitions and investments), and excluding financing activities.  Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this non-GAAP financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that Free cash flow from continuing operations is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions, dividend payments and share repurchases are cash generated from operating activities, available cash balances and selected borrowings.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first six months of 2007, net cash provided by operating activities of continuing operations totaled $134.5 million, compared with $126.4 million in the same period of 2006.  Despite a $77.4 million decrease in net earnings from continuing operations, net cash provided by operating activities in the first six months of 2007 increased  primarily due to a smaller year-over-year increase in working capital, defined as non-cash current assets less current liabilities.  During the first six months of 2007, working capital increased $97.3 million, compared with a $150.9 million increase in the first six months of 2006.  The favorable change in working capital spending was driven by a decrease in cash variable compensation payouts during the first six months of 2007, as well as increased accrued promotional incentives in the Boat and Engine segments, compared with the same period in the prior year.  These factors were partially offset by an increase in operating cash used to fund seasonal inventory build in the first six months of 2007, compared with the same period in 2006.  Although production rates were lowered to help achieve reduced levels of marine pipeline inventories, increases in inventory balances exceeded those in the prior year as a result of acquisitions completed during 2006, higher engine inventories to support growth in markets outside of the United States and the ramp up of production at the Company’s new Hatteras facility in Swansboro, North Carolina, which opened in late 2005.  Additionally, accounts receivable balances increased due to growth in marine sales outside of the United States and the impact of incremental sales from 2006 acquisitions.

Cash flows from investing activities included capital expenditures of $82.5 million in the first six months of 2007, which decreased from $97.3 million in the first six months of 2006, primarily as a result of the absence of 2006 expenditures for both the acquisition of an interest in a marina in St. Petersburg, Florida, and the completion of a second four-stroke outboard production line in the Marine Engine segment.  This decrease was partially offset by higher capital spending for new Brunswick Zone XL and existing bowling centers in 2007.  Other significant capital expenditures in the first six months of 2007 included tooling expenditures for new models and product innovations in the Boat and Fitness segments, as well as costs to expand die cast operations in the Marine Engine segment.

Cash paid for acquisitions, net of cash acquired, totaled $1.6 million and $74.0 million in the first six months of 2007 and 2006, respectively.  See Note 7 – Acquisitions in the Notes to Consolidated Financial Statements and Note 6 to the consolidated financial statements in the 2006 Form 10-K for further details on Brunswick’s acquisitions.  The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC) decreased $4.7 million and $4.2 million during the first six months of 2007 and 2006, respectively, to maintain the Company’s required 49 percent equity investment. Additionally, cash flows from investing activities increased during the first half of 2007 due to the Company’s receipt of proceeds on notes associated with divestitures that occurred in previous years.

Cash flows from financing activities of continuing operations resulted in a use of cash of $76.9 million in the first six months of 2007, which decreased from a $104.1 million use of cash in the same period in 2006.  This change was largely attributable to the Company’s share repurchase program, under which the Company repurchased 2.6 million shares for $87.2 million during the first six months of 2007, compared with repurchases of approximately 3.1 million shares for $117.3 million in the first six months of 2006.  See Note 13 – Share Repurchase Program in the Notes to Consolidated Financial Statements for further details.  The Company has repurchased 0.4 million shares for $13.1 million in July 2007.  The Company received $10.8 million from stock options exercised in the first six months of 2007, compared with $13.4 million during the same period in 2006.

Cash and cash equivalents totaled $278.8 million as of June 30, 2007, a decrease of $4.6 million from $283.4 million at December 31, 2006.  Total debt as of June 30, 2007, and December 31, 2006, was $725.2 million and $726.4 million, respectively.  Brunswick’s debt-to-capitalization ratio decreased slightly to 27.4 percent as of June 30, 2007, from 28.0 percent as of December 31, 2006.

The Company has a $650.0 million long-term revolving credit facility (Facility) with a group of banks, as described in Note 13 to the consolidated financial statements in the 2006 Form 10-K, that serves as support for commercial paper borrowings. The Facility has a term of five years, with provisions to extend the term for an additional one year on each anniversary of the Facility, with consent of the lenders.  In May 2007, the Company amended the Facility agreement, resulting in a one-year extension of the term through May 5, 2012.  Of the $650.0 million Facility, there are $55.0 million of commitments which expire on May 5, 2011; however, the Company has the right to replace these commitments at any time. There were no borrowings under the Facility during the first six months of 2007 or 2006, and the Facility continues to serve as support for any outstanding commercial paper borrowings.  The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company had borrowing capacity of $603.4 million under the terms of this agreement as of June 30, 2007, net of outstanding letters of credit.  In addition, the Company has $200.0 million available under its universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

The Company did not make contributions to its qualified pension plans in the first six months of 2007, as the funded status of those plans exceeded Employee Retirement Income Security Act (ERISA) requirements.  The Company will evaluate additional contributions to its defined benefit plans in 2007 based on market conditions and Company discretion, among other items.  During the first six months of 2006, the Company funded $15.0 million of discretionary contributions into its defined benefit plans.  The Company contributed $1.3 million and $1.2 million to fund benefit payments in its nonqualified plan in the first half of 2007 and 2006, respectively, and expects to contribute an additional $1.3 million to the nonqualified plan in 2007, compared with $1.2 million that was funded during the second half of 2006.  See Note 12 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 14 to the consolidated financial statements in the 2006 Form 10-K for more details.

Brunswick’s financial flexibility and access to capital markets are supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities.  Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

Financial Services

See Note 10 – Financial Services in the Notes to Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of General Electric Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2006 Form 10-K.  There have been no material changes outside the ordinary course of business.

Legal

Refer to Note 5 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements related to the Company’s legal and environmental proceedings.

Environmental Regulation

In its Marine Engine segment, Brunswick will continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results.  The State of California has adopted regulations requiring catalytic converters on sterndrive and inboard engines manufactured after January 1, 2008. Other environmental regulatory bodies in the United States and other countries also may impose more stringent emissions standards than are currently in effect.  The Company expects to comply fully with these regulations, but compliance will increase the cost of these products.  The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

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

As a result of increased uncertainty in determining estimates required to value goodwill and other indefinite-lived intangible assets, the Company believes such assessments should be considered a critical accounting policy that could adversely affect the Company’s reported results. In assessing the value of goodwill and indefinite-lived intangible assets, management relies on a number of factors to value anticipated future cash flows including operating results, business plans and present value techniques.  Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment, particularly in light of a weak United States marine market. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

There were no other material changes in the Company’s critical accounting policies since the filing of its 2006 Form 10-K, except for the Company’s adoption of FIN 48 as discussed in “Recent Accounting Pronouncements” below.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on derecognition and classification of tax liabilities, interest and penalties, accounting in interim periods, disclosure, and transition with respect to the application of the new accounting standard.  The Company adopted the provisions of FIN 48 on January 1, 2007.  See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for further details regarding the Company’s adoption of FIN 48.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158).  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement plans in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur.  The Company adopted the provisions of SFAS 158 on December 31, 2006.  See Note 12 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 14 to the consolidated financial statements in the 2006 Form 10-K for further discussion regarding the Company’s adoption of SFAS 158 in its 2006 fiscal year.  SFAS 158 also requires measurement of a plan’s assets and benefit obligations as of date of the employer’s fiscal year end, effective for fiscal years ending after December 15, 2008.  As the Company already measured plan assets and benefits obligations as of December 31, 2006, the adoption of this element of SFAS 158 will have no further impact on the Company’s financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Quarterly Report may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.”  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this news release.  These risks include, but are not limited to: the effect of (i) the amount of disposable income available to consumers for discretionary purchases, and (ii) the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment and products; the effect of higher product prices due to technology changes and added product features and components on consumer demand; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the effect of interest rates and fuel prices on demand for marine products; the ability to successfully manage pipeline inventories; the financial strength of dealers, distributors and independent boat builders; the ability to maintain mutually beneficial relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and to develop alternative distribution channels without disrupting incumbent distribution partners; the ability to maintain market share, particularly in high-margin products; the success of new product introductions; the success of marketing and cost management programs; the ability to maintain product quality and service standards expected by customers; competitive pricing pressures; the ability to develop cost-effective product technologies that comply with regulatory requirements; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to successfully develop and distribute products differentiated for the global marketplace; shifts in currency exchange rates; adverse foreign economic conditions; the success of global sourcing and supply chain initiatives; the ability to obtain components and raw materials from suppliers; increased competition from Asian competitors; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the effect of weather conditions on demand for marine products and retail bowling center revenues; and the ability to successfully integrate acquisitions.  Additional factors are included in the company’s Annual Report on Form 10-K for 2006 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended June 30, 2007, except as follows:

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

Patent Infringement Dispute.  In October 2006, Brunswick was sued by Electromotive, Inc. (Electromotive) in the United States District Court for the Northern District of Virginia.  Electromotive claimed that a number of engines sold by Brunswick’s Mercury Marine business had infringed an expired patent held by Electromotive related to a method for engine timing and cylinder firing.  Trial in the case commenced on July 11, 2007, and, on July 27, 2007, a jury returned a verdict in favor of Electromotive in the amount of approximately $3 million, which was provided for in the second quarter of 2007.

Brazilian Customs Dispute.  In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $12 million related to the importation of Life Fitness products into Brazil.  The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer's suggested retail price of those goods in the United States.  The assessment consists of duties, penalties and interest on the importation of Life Fitness products into Brazil over the past five years.  Brunswick believes that this determination by the Brazilian Customs Office of the value of the imported goods is without merit, and has appealed the assessment.  The Company does not believe that the resolution of this dispute will have a material adverse effect on its consolidated financial condition or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  As of June 30, 2007, the Company’s remaining share repurchase authorization for the program was $279.1 million.  The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. Brunswick repurchased 2.6 million shares under this program during the first six months of 2007 for $87.2 million, as discussed in Note 13 – Share Repurchase Program in the Notes to Consolidated Financial Statements.  Set forth below is the information regarding the Company’s share repurchases during the three months ended June 30, 2007:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)

4/01/07 – 4/28/07	—	$ —	—	$ 332,835
4/29/07 – 5/26/07	879,800	$ 33.36	879,800	$ 303,488
5/27/07 – 6/30/07	720,200	$ 33.91	720,200	$ 279,068

Total Share Repurchases	1,600,000	$ 33.60	1,600,000	$ 279,068

Item 4.                                Submission of Matters to a Vote of Security Holders

At the May 2, 2007, Annual Meeting of Shareholders of the Company, Nolan A. Archibald, Jeffrey L. Bleustein, Graham H. Phillips, and Lawrence A. Zimmerman were elected as directors of the Company for terms expiring at the 2010 Annual Meeting. The numbers of shares voted with respect to these directors were:

NOMINEE	FOR	WITHHELD
Nolan A. Archibald	53,274,987	27,349,175
Jeffrey L. Bleustein	71,719,656	8,904,506
Graham H. Phillips	71,702,165	8,921,996
Lawrence A. Zimmerman	66,852,261	13,771,900

At the Annual Meeting, the Audit Committee’s selection of Ernst & Young LLP as independent auditors for the Company and its subsidiaries for the year 2007 was ratified pursuant to the following vote:

NUMBER OF SHARES
For	79,604,748
Against	438,289
Abstain	581,123

Item 6.                                Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRUNSWICK CORPORATION

August 1, 2007	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.