Form 10-Q
period 2007-09-29
BRUNSWICK CORP
filed 2007-11-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
or
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

Yes [   ]     No [X]

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 26, 2007, was 87,935,659.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 29, 2007

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Income
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$1,326.2	$1,337.8	$4,235.2	$4,294.2
Cost of sales	1,067.8	1,048.9	3,348.1	3,337.1
Selling, general and administrative expense	207.3	182.5	627.5	549.8
Research and development expense	31.0	32.1	100.2	96.6
Impairment charges	66.4	–	66.4	–
Operating earnings (loss)	(46.3)	74.3	93.0	310.7
Equity earnings	3.0	2.9	16.4	14.7
Other income (expense), net	7.5	0.5	7.3	(2.2)
Earnings (loss) before interest and income taxes	(35.8)	77.7	116.7	323.2
Interest expense	(12.8)	(15.7)	(39.7)	(43.5)
Interest income	1.9	5.0	5.6	10.4
Earnings (loss) before income taxes	(46.7)	67.0	82.6	290.1
Income tax (benefit) provision	(23.0)	16.6	15.1	71.1
Net earnings (loss) from continuing operations	(23.7)	50.4	67.5	219.0

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	4.6	(13.9)	8.6	(31.9)
Gain on disposal of discontinued operations, net of tax	21.0	–	28.7	–
Net earnings (loss) from discontinued operations	25.6	(13.9)	37.3	(31.9)

Net earnings	$1.9	$36.5	$104.8	$187.1

Earnings per common share:
Basic
Net earnings (loss) from continuing operations	$(0.27)	$0.54	$0.75	$2.32
Earnings (loss) from discontinued operations, net of tax	0.05	(0.15)	0.09	(0.34)
Gain on disposal of discontinued operations, net of tax	0.24	–	0.32	–

Net earnings	$0.02	$0.39	$1.16	$1.98

Diluted
Net earnings (loss) from continuing operations	$(0.27)	$0.54	$0.75	$2.30
Earnings (loss) from discontinued operations, net of tax	0.05	(0.15)	0.09	(0.34)
Gain on disposal of discontinued operations, net of tax	0.24	–	0.32	–

Net earnings	$0.02	$0.39	$1.16	$1.96

Weighted average shares used for computation of:
Basic earnings per share	89.0	93.2	90.3	94.5
Diluted earnings per share	89.0	93.7	90.7	95.3

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(in millions)

	September 29,	December 31,	September 30,
	2007	2006	2006
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$327.8	$283.4	$559.5
Accounts and notes receivable, less allowances of $36.8, $29.7, and $26.0	510.9	492.3	473.3
Inventories
Finished goods	510.7	410.4	398.5
Work-in-process	348.0	308.4	330.6
Raw materials	148.4	143.1	152.6
Net inventories	1,007.1	861.9	881.7
Deferred income taxes	250.3	249.9	282.8
Prepaid expenses and other	75.6	85.4	65.0
Current assets held for sale	–	105.5	111.3
Current assets	2,171.7	2,078.4	2,373.6

Property
Land	101.4	91.7	87.8
Buildings and improvements	678.9	631.6	618.9
Equipment	1,212.9	1,181.7	1,177.9
Total land, buildings and improvements and equipment	1,993.2	1,905.0	1,884.6
Accumulated depreciation	(1,097.2)	(1,046.3)	(1,045.4)
Net land, buildings and improvements and equipment	896.0	858.7	839.2
Unamortized product tooling costs	153.5	156.2	154.0
Net property	1,049.5	1,014.9	993.2

Other assets
Goodwill	679.2	663.6	659.4
Other intangibles, net	249.7	322.6	345.8
Investments	139.5	142.9	140.0
Other long-term assets	181.9	195.1	228.5
Long-term assets held for sale	–	32.8	94.2
Other assets	1,250.3	1,357.0	1,467.9

Total assets	$4,471.5	$4,450.3	$4,834.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 29,	December 31,	September 30,
	2007	2006	2006
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$0.2	$0.7	$249.7
Accounts payable	461.7	448.6	403.3
Accrued expenses	857.8	748.9	742.5
Current liabilities held for sale	–	95.0	69.7
Current liabilities	1,319.7	1,293.2	1,465.2

Long-term liabilities
Debt	726.1	725.7	726.0
Deferred income taxes	19.6	86.3	138.4
Postretirement and postemployment benefits	225.6	224.2	212.4
Other	277.1	240.4	246.0
Long-term liabilities held for sale	–	8.7	8.1
Long-term liabilities	1,248.4	1,285.3	1,330.9

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	386.2	378.7	373.0
Retained earnings	1,934.2	1,820.7	1,928.9
Treasury stock, at cost:
14,605,000; 11,671,000 and 10,746,000 shares	(418.6)	(315.5)	(284.5)
Accumulated other comprehensive loss, net of tax	(75.3)	(89.0)	(55.7)
Shareholders’ equity	1,903.4	1,871.8	2,038.6

Total liabilities and shareholders’ equity	$4,471.5	$4,450.3	$4,834.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities
Net earnings from continuing operations	$67.5	$219.0
Depreciation and amortization	130.2	123.1
Impairment charges	66.4	–
Income taxes	9.4	3.7
Changes in non-cash current assets and current liabilities	(50.0)	(143.7)
Other, net	16.4	13.9
Net cash provided by operating activities of continuing operations	239.9	216.0
Net cash used for operating activities of discontinued operations	(19.3)	(38.2)
Net cash provided by operating activities	220.6	177.8

Cash flows from investing activities
Capital expenditures	(156.3)	(139.7)
Acquisitions of businesses, net of cash acquired	(6.2)	(82.7)
Investments	9.1	14.5
Proceeds from the sale of property, plant and equipment	5.3	6.8
Other, net	12.1	(0.4)
Net cash used for investing activities of continuing operations	(136.0)	(201.5)
Net cash provided by (used for) investing activities of discontinued operations	65.2	(4.8)
Net cash used for investing activities	(70.8)	(206.3)

Cash flows from financing activities
Net issuances (repayments) of commercial paper and other short-term debt	–	(0.2)
Net proceeds from issuance of long-term debt	–	250.0
Payments of long-term debt including current maturities	(0.7)	(0.8)
Stock repurchases	(115.5)	(163.1)
Stock options exercised	10.8	14.4
Net cash provided by (used for) financing activities of continuing operations	(105.4)	100.3
Net cash used for financing activities of discontinued operations	–	–
Net cash provided by (used for) financing activities	(105.4)	100.3

Net increase in cash and cash equivalents	44.4	71.8
Cash and cash equivalents at beginning of period	283.4	487.7

Cash and cash equivalents at end of period	$327.8	$559.5

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2006 Annual Report on Form 10-K (the 2006 Form 10-K), except for the accounting for unrecognized tax benefits, as discussed in Note 11 – Income Taxes. As indicated in Note 2 – Discontinued Operations, Brunswick’s results as discussed in the Notes to Consolidated Financial Statements reflect continuing operations only, unless otherwise noted.  These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of September 29, 2007, December 31, 2006, and September 30, 2006, the results of operations for the three months and nine months ended September 29, 2007, and September 30, 2006, and the cash flows for the nine months ended September 29, 2007, and September 30, 2006.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (thirteen-week periods).  The first three quarters of fiscal year 2007 ended on March 31, 2007, June 30, 2007, and September 29, 2007, and the first three quarters of fiscal year 2006 ended on April 1, 2006, July 1, 2006, and September 30, 2006.

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

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively, for net proceeds of $40.6 million. A $4.0 million after-tax gain was recognized with the divestiture of these businesses in 2007. Post-closing adjustments with respect to these sales were finalized in the third quarter of 2007.

In July 2007, the Company completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P. for net proceeds of $29.0 million, resulting in an after-tax gain of $24.7 million. This transaction completed the sale of the BNT businesses classified as discontinued operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

The following table discloses the results of operations for BNT, including the gain on the divestitures, reported as discontinued operations for the three months and nine months ended:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(in millions)
Net sales	$2.2	$75.6	$99.7	$193.0
Pre-tax earnings (loss)	$21.9	$(13.2)	$24.0	$(47.7)

There are no remaining net assets available for sale as of September 29, 2007. The following table reflects the financial position of the net assets of BNT disaggregated and reported as discontinued operations in prior periods, which reflects the pre-tax non-cash asset impairment charge of $73.9 million, $85.6 million after-tax, taken in the fourth quarter of 2006:

	December 31, 2006	September 30, 2006
(in millions)
Accounts receivable	$51.5	$51.8
Inventory, net	52.5	57.5
Other current assets	1.5	2.0
Total current assets	105.5	111.3

Goodwill and intangible assets	19.8	74.3
Investments	6.1	–
Property, plant and equipment	6.9	19.9
Total long-term assets	32.8	94.2

Total assets	138.3	205.5

Accounts payable	46.4	35.7
Accrued expenses	48.6	34.0
Total current liabilities	95.0	69.7

Long-term liabilities	8.7	8.1

Total liabilities	103.7	77.8

Net assets	$34.6	$127.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Note 3 – Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires the Company to recognize all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, in its income statement based upon the fair value of such share-based payments. Share-based employee compensation cost (benefit) is recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Income.  Refer to Note 15 to the consolidated financial statements in the 2006 Form 10-K for further details regarding the Company’s adoption of SFAS 123R.

 Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 8.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of September 29, 2007, 4.0 million shares were available for grant.

Stock Options and SARS

Prior to 2005, the Company primarily issued share-based compensation in the form of stock options, and had not issued any SARs. Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options. Generally, stock options and SARs are exercisable over a period of 10 years, or as otherwise determined by the Human Resources and Compensation Committee of the Board of Directors, and subject to vesting periods of four years. The exercise price of stock options and SARs issued under the Plan cannot be less than the fair market value of the underlying shares at the date of grant.

During the three months and nine months ended September 29, 2007, there were 0.0 million and 0.9 million SARs granted, respectively. Total expenses for SARs were $1.5 million and $3.9 million for the three months and nine months ended September 29, 2007, respectively.  During the corresponding periods ended September 30, 2006, there were 0.0 million and 0.9 million SARs granted, respectively. Total expenses for SARs were $1.4 million and $4.5 million for the three months and nine months ended September 30, 2006. These expenses resulted in a deferred tax asset for the tax benefit to be realized in future periods.

The weighted average fair values of individual SARs granted were $9.91 and $11.88 during 2007 and 2006, respectively.  The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions used for 2007 and 2006:

	2007	2006

Risk-free interest rate	4.6%	4.4%
Dividend yield	1.8%	1.5%
Volatility factor	29.9%	31.2%
Weighted average expected life	5.1 - 6.2 years	4.8 - 6.1 years

Nonvested stock awards

The Company issues nonvested stock awards (stock units) to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. In addition, employees entitled to receive cash payments under the Company’s Strategic Incentive Plan (a long-term incentive plan for senior employees), may elect to receive a vested stock award instead, with a 20 percent nonvested stock premium.  Such awards vest at the time of deferral, with the exception of the premium.  Nonvested stock awards (including the premium) have vesting periods of three or four years and are eligible for dividends, which are reinvested and non-voting. All nonvested awards have restrictions on the sale or transfer of such awards during the nonvested period.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During the three months ended September 29, 2007, and September 30, 2006, there were no stock awards granted under these plans and $0.9 million and $1.4 million was charged to compensation expense under these plans, respectively. During the nine months ended September 29, 2007, and September 30, 2006, there were 0.1 million and 0.3 million stock awards granted under these plans, respectively, and $3.2 million and $4.2 million was charged to compensation expense under the Plan, respectively.

The weighted average price per nonvested stock award at grant date was $33.00 and $39.15 for the nonvested stock awards granted in 2007 and 2006, respectively.  As of September 29, 2007, there was $7.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.6 years.

Generally, grants of nonvested stock options, SARs and stock units are forfeited if employment is terminated prior to vesting.  However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; and (iii) beginning in 2007, upon the sale or divestiture of the business unit to which the grantee is assigned.  Stock option and SAR grants made prior to 2006 also vest immediately if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service, equals 65 or more; grants made in 2006 and later vest immediately if (A) the grantee has attained the age of 62 and (B) the grantee’s age plus total years of service equals 70 or more.  Nonvested stock awards granted prior to 2006 vest pro rata if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service equals 65 or more; grants made in 2006 and later vest pro rata if (A) the grantee has attained the age of 62 and (B) the grantee’s age plus total years of service equals 70 or more.

Director Awards

The Company issues stock awards to directors in accordance with the terms and conditions determined by the Nominating and Corporate Governance Committee of the Board of Directors. One-half of each director’s annual fee is paid in Brunswick common stock, the receipt of which may be deferred until a director retires from the Board of Directors.  Each director may elect to have the remaining one-half paid either in cash, in Brunswick common stock distributed at the time of the award, or in deferred Brunswick common stock units with a 20 percent premium.  Each non-employee director is also entitled to an annual grant of restricted stock units, which is deferred until the director retires from the Board.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Note 4 – Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share."  Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards.  Weighted average basic shares decreased by 4.2 million shares during both the three months and nine months ended September 29, 2007, versus the comparable periods in 2006, primarily due to the Company’s share repurchase program (as discussed in Note 13 – Share Repurchase Program). The decrease was partially offset by shares issued upon the exercise of employee stock options.

Basic and diluted earnings per share for the three months and nine months ended September 29, 2007, and for the comparable periods ended September 30, 2006, were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(in millions, except per share data)
Net earnings (loss) from continuing operations	$(23.7)	$50.4	$67.5	$219.0
Earnings (loss) from discontinued operations, net of tax	4.6	(13.9)	8.6	(31.9)
Gain on disposal of discontinued operations, net of tax	21.0	–	28.7	–

Net earnings	$1.9	$36.5	$104.8	$187.1

Weighted average outstanding shares – basic	89.0	93.2	90.3	94.5
Dilutive effect of common stock equivalents	–	0.5	0.4	0.8

Weighted average outstanding shares – diluted	89.0	93.7	90.7	95.3

Basic earnings per share
Net earnings (loss) from continuing operations	$(0.27)	$0.54	$0.75	$2.32
Earnings (loss) from discontinued operations, net of tax	0.05	(0.15)	0.09	(0.34)
Gain on disposal of discontinued operations, net of tax	0.24	–	0.32	–

Net earnings	$0.02	$0.39	$1.16	$1.98

Diluted earnings per share
Net earnings (loss) from continuing operations	$(0.27)	$0.54	$0.75	$2.30
Earnings (loss) from discontinued operations, net of tax	0.05	(0.15)	0.09	(0.34)
Gain on disposal of discontinued operations, net of tax	0.24	–	0.32	–

Net earnings	$0.02	$0.39	$1.16	$1.96

As of September 29, 2007, there were 4.3 million options outstanding, of which 2.5 million were exercisable.  There were 2.9 million and 2.8 million shares of common stock outstanding for which the exercise price of the options was higher than the average market price of the Company’s shares for the quarterly and year-to-date periods ended September 29, 2007, respectively. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  This compares to 2.3 million and 2.0 million anti-dilutive options that were excluded from the corresponding periods ended September 30, 2006. During the quarter ended September 29, 2007, the Company incurred a net loss from continuing operations. As common stock equivalents have an anti-dilutive affect on the net loss, the equivalents were not included in the computation of diluted earnings per share for the three months ended September 29, 2007.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Note 5 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, which are primarily comprised of arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding.  The Company has also guaranteed payments to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing for its customers.  In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was $108.1 million as of September 29, 2007.  Any potential payments on these customer financing arrangements would extend over several years.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer to repurchase from the third-party lender, Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was $160.4 million as of September 29, 2007.

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

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $68.4 million as of September 29, 2007.  This amount is primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  Surety bonds totaled $15.5 million as of September 29, 2007.

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

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities – Other during the nine months ended September 29, 2007:

2007
(in millions)
Balance at beginning of period	$161.0
Payments made	(90.1)
Provisions/additions for contracts issued/sold	85.5
Aggregate changes for preexisting warranties	(1.0)

Balance at end of period	$155.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $19.6 million as of September 29, 2007.

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

On March 9, 2005, the Company and the IRS reached a preliminary settlement of the issues involved in and related to this case, in which the Company agreed to withdraw its appeal of the tax ruling. All amounts due as a result of the settlement were covered by the payments previously made to the IRS. In addition, all tax computations related to taxable years 1986 through 2001 were calculated and agreed to with the IRS at the examination level. The statute of limitations related to these taxable years expired on March 9, 2006.  As a result of these issues and other assessments, the Company reversed $19.3 million of tax reserves in the first nine months of 2006, consisting of $12.4 million in the first quarter, $5.8 million in the second quarter and $1.1 million in the third quarter, primarily related to the reassessment of underlying exposures. During the second quarter of 2006, Brunswick received a refund of $12.9 million from the IRS related to the final settlement for these tax years. In the third quarter of 2006, the Company recorded an additional tax receivable of $4.1 million for interest related to these tax years. Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax effect of the IRS's audit adjustments.

Chinese Supplier Dispute.  Brunswick was involved in an arbitration proceeding in Hong Kong that arose out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu).  The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment.  Zhonglu asserted counterclaims seeking damages for alleged breach of contract among other claims.  The arbitration tribunal decided in the favor of the Company for a net settlement of $0.1 million in August 2007.

Patent Infringement Dispute.  In October 2006, Brunswick was sued by Electromotive, Inc. (Electromotive) in the United States District Court for the Northern District of Virginia.  Electromotive claimed that a number of engines sold by Brunswick’s Mercury Marine business had infringed an expired patent held by Electromotive related to a method for ignition timing.  Trial in the case commenced on July 11, 2007, and, on July 27, 2007, a jury returned a verdict in favor of Electromotive in the amount of approximately $3 million, which was provided for in the second quarter of 2007. In October 2007, the Company and Electromotive subsequently reached agreement to settle the case in lieu of pursuing respective appeals.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Brazilian Customs Dispute.  In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $14 million related to the importation of Life Fitness products into Brazil.  The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer's suggested retail price of those goods in the United States.  The assessment consists of duties, penalties and interest on the importation of Life Fitness products into Brazil over the past five years.  Brunswick believes that this determination by the Brazilian Customs Office of the value of the imported goods is without merit, and has appealed the assessment.  The Company does not believe that the resolution of this dispute will have a material adverse effect on its consolidated financial condition or results of operations.

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

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the three months ended September 29, 2007, and September 30, 2006:

	Net Sales		Operating Earnings
	Three Months Ended		Three Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(in millions)
Boat	$613.9	$679.2	$(90.3)	$24.8
Marine Engine	566.7	536.5	47.5	50.4
Marine eliminations	(119.1)	(127.8)	–	–
Total Marine	1,061.5	1,087.9	(42.8)	75.2

Fitness	150.2	136.6	11.8	12.6
Bowling & Billiards	114.6	113.4	(0.2)	3.1
Eliminations	(0.1)	(0.1)	–	–
Corporate/Other	–	–	(15.1)	(16.6)

Total	$1,326.2	$1,337.8	$(46.3)	$74.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the nine months ended September 29, 2007, and September 30, 2006:

	Net Sales		Operating Earnings
	Nine Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(in millions)
Boat	$2,045.7	$2,199.9	$(51.5)	$126.3
Marine Engine	1,808.9	1,760.0	162.5	190.0
Marine eliminations	(382.0)	(404.0)	–	–
Total Marine	3,472.6	3,555.9	111.0	316.3

Fitness	439.2	400.3	27.3	28.9
Bowling & Billiards	323.6	338.2	5.4	16.5
Eliminations	(0.2)	(0.2)	–	–
Corporate/Other	–	–	(50.7)	(51.0)

Total	$4,235.2	$4,294.2	$93.0	$310.7

Note 7 – Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”  Brunswick continues to evaluate potential acquisitions in the ordinary course of business.

During the first nine months of 2007, consideration paid for acquisitions, net of cash acquired, was as follows:

Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration
(in millions)
4/04/07	Marine Innovations Warranty Corporation	$1.5	$–	$1.5
8/24/07	Rayglass Sales & Marketing Limited	4.6	–	4.6
Various	Miscellaneous	0.1	0.5	0.6

		$6.2	$0.5	$6.7

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

Brunswick purchased a 49% equity interest in Rayglass Sales & Marketing Limited (Rayglass), a manufacturer of boats and marine equipment located in New Zealand, on July 15, 2003, for $5.5 million. On August 24, 2007, the Company exercised its option to purchase the remaining 51% interest in the New Zealand company for $4.6 million. The acquisition expands the global manufacturing footprint of the marine operations and develops additional international sales opportunities. The post-acquisition results of Rayglass are included in the Marine Engine segment.

 These acquisitions were not and would not have been material to Brunswick’s net sales, results of operations or total assets during the quarterly and year-to-date periods ended September 29, 2007, and September 30, 2006, respectively. Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

During the first nine months of 2006, consideration paid for acquisitions, net of cash acquired, was as follows:

Date	Name/Description	Net Cash Consideration (A)
(in millions)
2/16/06	Cabo Yachts, Inc.	$60.6
3/24/06	Marine Innovations Warranty Corporation	2.3
4/26/06	Diversified Marine Products, L.P.	14.2
9/20/06	Protokon LLC (13.3 percent)	5.6

		$82.7

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

These acquisitions were not material to Brunswick’s net sales, results of operations or total assets during the quarterly and year-to-date periods ended September 30, 2006. Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)
Note 9 – Comprehensive Income

The Company reports certain changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  Accumulated other comprehensive income (loss) includes prior service costs, net actuarial gains and losses, and minimum pension liability adjustments for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative and investment gains and losses, all net of tax. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), eliminating the minimum pension liability concept under which adjustments were recorded to other comprehensive income.  The Company’s adoption of SFAS 158 also required the inclusion of prior service costs and net actuarial gains and losses in other comprehensive income.  Components of other comprehensive income for the three months and nine months ended September 29, 2007, and September 30, 2006, were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(in millions)
Net earnings	$1.9	$36.5	$104.8	$187.1
Other comprehensive income (loss)
Foreign currency cumulative translation adjustment	10.6	4.7	13.2	12.6
Net change in unrealized gains (losses) on investments	0.2	(0.7)	0.3	0.5
Net change in prior service cost	0.5	–	1.6	–
Net change in actuarial loss	1.2	–	3.8	–
Net change in accumulated unrealized derivative gains (losses)	(5.1)	(4.7)	(5.2)	(2.7)
Total other comprehensive income (loss)	7.4	(0.7)	13.7	10.4

Comprehensive income	$9.3	$35.8	$118.5	$197.5

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

BAC is funded in part through a loan from GE Commercial Distribution Finance Corporation and a securitization facility arranged by GECC, and in part by a cash equity investment from both partners. BFS’s total investment in BAC at September 29, 2007, and December 31, 2006, was $37.4 million and $50.6 million, respectively.  BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

BFS recorded income related to the operations of BAC of $3.4 million and $10.1 million for the three months and nine months ended September 29, 2007, respectively. These amounts compare to $2.6 million and $10.0 million in the corresponding periods ended September 30, 2006.  These amounts exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Since 2003, the Company has sold a significant portion of its domestic Mercury Marine accounts receivable to BAC.  Accounts receivable totaling $228.2 million and $688.8 million were sold to BAC during the three months and nine months ended September 29, 2007, respectively, compared with $197.4 million and $670.4 million during the corresponding periods ended September 30, 2006.  Discounts of $2.2 million and $6.3 million for the first three months and nine months of 2007, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income.  These amounts compare with $2.0 million and $6.1 million for the same periods in the prior year.  The outstanding balance of receivables sold to BAC was $118.9 million as of September 29, 2007, up from $80.0 million as of December 31, 2006.  Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.7 million and $1.5 million for the nine months ended September 29, 2007, and September 30, 2006, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of September 29, 2007, and December 31, 2006, the Company had a retained interest in $51.3 million and $31.5 million of the total outstanding accounts receivable sold to BAC, respectively.   The Company’s maximum exposure as of September 29, 2007, and December 31, 2006, related to these amounts was $29.7 million and $16.9 million, respectively.   In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.  Accordingly, the amount of the Company’s retained interest was recorded in Accounts and notes receivable, and Accrued expenses in the Condensed Consolidated Balance Sheets.  These balances are included in the amounts in Note 5 – Commitments and Contingencies.

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

The Company has continued to provide deferred taxes, as required, on the undistributed net earnings of all non-U.S. subsidiaries and unconsolidated affiliates for which the APB 23 assertion has not been elected, as those earnings may be repatriated in future years.  As of January 1, 2007, the Company determined that approximately $25.8 million of certain additional foreign subsidiaries current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. These earnings will provide Brunswick with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift Brunswick’s acquisition focus to Europe and Asia.  The Company’s current intentions, with respect to these subsidiaries, meet the indefinite reversal criterion of APB 23.  As a result of the additional APB 23 change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $2.0 million during the first quarter of 2007.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

The Company’s effective tax rate from continuing operations for the three months ended September 29, 2007, was 49.4 percent. The effective tax rate, applied to the Company's reported loss from continuing operations, created a more favorable tax benefit than the application of the statutory rate due to additional tax benefits related to favorable tax reassessments of $8.9 million and research and development tax credits. These benefits were partially offset by expense related to changes in estimates of prior years’ tax return filings of $3.5 million and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset of $1.7 million.

The effective tax rate for the nine months ended September 29, 2007, was 18.3 percent. The effective tax rate was lower than the statutory rate due to tax reassessments of $9.1 million, $2.0 million of benefits recognized in the first quarter related to the Company’s election to apply the indefinite reversal criterion of APB 23 discussed above and research and development tax credits, partially offset by expense related to changes in estimates of prior years’ tax return filings of $4.0 million and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset of $1.7 million.

For the quarterly and year-to-date periods ended September 30, 2006, the Company’s effective tax rates from continuing operations were 24.8 percent and 24.5 percent, respectively.  The effective tax rates were lower than the statutory rate primarily as a result of benefits from a $19.3 million tax reserve reassessment of underlying exposures, of which $1.1 million was recognized in the third quarter, as discussed in Note 5 – Commitments and Contingencies in the Notes to Consolidated Financial Statements and the recognition of an additional tax receivable of $4.1 million for interest related to prior taxable years.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an $8.7 million decrease in the net liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings.

As of January 1, 2007, the Company had $42.4 million of gross unrecognized tax benefits.  Of this amount, $34.3 million represents the portion that, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, the Company had $5.4 million accrued for the payment of interest, and no amounts accrued for penalties.  Due to the various jurisdictions in which the Company files tax returns, it is possible that there will be a significant change in the amount of unrecognized tax benefits within the next twelve months, but the amount cannot be estimated.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

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

Pension and other postretirement benefit costs included the following components for the three months ended September 29, 2007, and September 30, 2006:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(in millions)
Service cost	$4.3	$4.6	$0.8	$0.8
Interest cost	15.7	14.7	1.6	1.4
Expected return on plan assets	(20.5)	(19.5)	–	–
Amortization of prior service costs	1.7	1.7	(0.4)	(0.6)
Amortization of net actuarial loss	1.8	2.6	0.2	0.3

Net pension and other benefit costs	$3.0	$4.1	$2.2	$1.9

Pension and other postretirement benefit costs included the following components for the nine months ended September 29, 2007, and September 30, 2006:

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(in millions)
Service cost	$13.0	$13.9	$2.3	$2.2
Interest cost	47.1	44.1	4.9	4.4
Expected return on plan assets	(61.4)	(58.7)	–	–
Amortization of prior service costs	4.9	5.1	(1.3)	(1.6)
Amortization of net actuarial loss	5.4	7.8	0.7	0.9

Net pension and other benefit costs	$9.0	$12.2	$6.6	$5.9

Employer Contributions. During the nine months ended September 29, 2007, the Company contributed $1.7 million to fund benefit payments to its nonqualified plan.  The Company’s plans for additional contributions are subject to equity market returns and discount rate movements, among other items.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statemewnts
(unaudited)

Note 13 – Share Repurchase Program

In the second quarter of 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  During the three months and nine months ended September 29, 2007, the Company repurchased 1.0 million and 3.6 million shares under this program for $28.3 million and $115.5 million, respectively.  During the three months and nine months ended September 30, 2006, the Company repurchased 1.5 million and 4.6 million shares under this program for $45.8 million and $163.1 million, respectively.  Through the nine months of 2007, the Company had repurchased approximately 11.2 million shares since the program’s inception.  As of September 29, 2007, the Company’s remaining share repurchase authorization under the program was $250.7 million.

Note 14 – Restructuring Activities

In November 2006, Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These actions reflect the Company’s response to difficult marine market conditions, as the Company continues to reduce production volumes to achieve appropriate dealer pipeline inventories. These restructuring initiatives also include the consolidation of certain boat manufacturing facilities, sales offices and distribution warehouses, the restructuring of marine engine manufacturing operations, as well as further reductions in the Company’s global workforce.

Further initiatives were announced by the Company in 2007 to consolidate certain boat manufacturing facilities in connection with the purchase of a manufacturing facility in North Carolina, close a manufacturing facility in Mississippi and shift boat production to Minnesota, and eliminate assembly operations for certain engines in Europe.

The Company anticipates that it will incur total costs of approximately $50.6 million under these initiatives, which will be completed in 2008. The Company incurred $18.9 million of restructuring charges prior to December 31, 2006, as discussed in Note 3 to the consolidated financial statements in the 2006 Form 10-K.

Restructuring charges recorded during the three and nine months ended September 29, 2007, were included in the Consolidated Statements of Income as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2007	September 29, 2007
(in millions)
Cost of sales:
Severance	$0.2	$2.1
Other	3.7	6.6
Impairments	0.4	0.4
Total	4.3	9.1

Selling, general and administrative expense:
Severance	–	3.0
Other	0.4	1.3
Impairments	–	–
Total	0.4	4.3

Total restructuring charges	$4.7	$13.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Restructuring charges recorded by segment during the three months and nine months ended September 29, 2007, were as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2007	September 29, 2007
(in millions)
Boat	$4.1	$9.8
Marine Engine	0.6	3.3
Corporate	–	0.3

Total	$4.7	$13.4

The Company expects to incur approximately $18.3 million of additional restructuring costs under these initiatives; $14.1 million in the Boat segment, $3.8 million in the Marine Engine segment, $0.2 million in the Bowling & Billiards segment and $0.2 million in Corporate. Approximately 60 percent of the $18.3 million incremental restructuring costs are anticipated to be incurred in the fourth quarter of 2007, with the remaining 40 percent in 2008.

Note 15 – Impairment Charges

The Company tests indefinite-lived intangible assets (which consist of acquired trade names) and goodwill for impairment in the fourth quarter of each year unless triggering events suggest that the assets may be impaired. During the third quarter of 2007, the Company experienced continued declines in marine industry demand and revised its strategic plan accordingly. This decline has led to reduced revenue forecasts and adverse adjustments to projected royalty rates for certain trade names which, in turn, indicated that certain outboard boat trade names, reported in the Boat segment, were subject to impairment.

During the third quarter, Brunswick estimated the fair value of certain trade names with impairment indicators by performing a discounted cash flow analysis based on a relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a $41.5 million, after-tax, impairment charge ($66.4 million pre-tax) to the Boat segment for indefinite-lived intangible assets, representing the excess of the carrying cost of the indefinite-lived intangible assets over the calculated fair value.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures with respect to the Company’s operating results and cash flows.  GAAP refers to generally accepted accounting principles in the United States.  At times, management’s discussion of operating results excludes the effects of acquisitions, impairment charges, non-recurring tax benefits and related effective tax rates, and management’s cash flow discussion includes an analysis of free cash flow.  Refer to the Matters Affecting Comparability and Cash Flow, Liquidity and Capital Resources sections for further details.  Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors of Brunswick’s 2006 Annual Report on Form 10-K (the 2006 Form 10-K).

Overview and Outlook

General

Sales from continuing operations during the third quarter of 2007 decreased 0.9 percent to $1,326.2 million from $1,337.8 million in 2006. During the nine months ended September 29, 2007, sales decreased 1.4 percent to $4,235.2 million from $4,294.2 million in 2006. For the three months ended September 29, 2007, higher sales were reported by the Marine Engine, Fitness and Bowling & Billiards segments, which were more than offset by a reduction in the Boat segment’s sales. For the nine months ended September 29, 2007, higher sales were reported by the Marine Engine and Fitness segments, which were more than offset by a reduction in the Boat and Bowling & Billiards segments’ sales.   The overall decrease in sales for both the three and nine months ended September 29, 2007, was primarily due to the continued reduction in United States marine industry demand. The decrease was partially offset by strong performance in boat and engine sales outside the United States, growth in the Fitness segment and higher sales of marine parts and accessories.  Excluding incremental sales from acquisitions, Brunswick’s sales in the quarterly and year-to-date periods ended September 29, 2007, declined 1.1 percent and 1.7 percent, respectively, from the same periods in 2006.

Quarterly operating losses and year-to-date operating earnings from continuing operations were $(46.3) million and $93.0 million, with operating margins of (3.5) percent and 2.2 percent, respectively. Excluding the impairment charge of $66.4 million, 2007 quarterly and year-to-date operating earnings from continuing operations of $20.1 million and $159.4 million, respectively, and operating margins of 1.5 percent and 3.8 percent, respectively, decreased from the same periods in the prior year. This decrease was primarily the result of lower sales from marine operations, reduced fixed-cost absorption due to reduced production rates in the Company’s marine businesses in an effort to achieve appropriate levels of dealer pipeline inventories, higher raw material and production costs, increased promotional incentives at the Boat segment, and unfavorable mix factors. These factors were partially offset by successful cost-reduction initiatives, as discussed in Note 14 – Restructuring Activities in the Notes to Consolidated Financial Statements.  In the three months and nine months ended September 30, 2006, the Company reported operating earnings from continuing operations of $74.3 million and $310.7 million with related operating margins of 5.6 percent and 7.2 percent, respectively.

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

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively, for net proceeds of $40.6 million. A $4.0 million after-tax gain was recognized with the divestiture of these businesses in 2007. Post-closing adjustments with respect to these sales were finalized in the third quarter of 2007.

In July 2007, the Company completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P. for net proceeds of $29.0 million, resulting in an after-tax gain of $24.7 million. This transaction completed the sale of the BNT businesses classified as discontinued operations.

As previously indicated, the Company completed the divestiture of the discontinued operations. With the net asset impairment taken prior to the disposition of the BNT businesses in the fourth quarter of 2006 of $85.6 million, after-tax, and the subsequent 2007 gains of $28.7 million, after-tax, on the BNT business sales, the net impact to the Company of these dispositions was a net loss of $56.9 million, after-tax.

During the third quarter of 2007, the Company experienced a continued decline in profitability of certain Boat segment operations as a result of the reduced United States marine demand. This decline led the Company to lower its estimates of trade name fair values, resulting in a $66.4 million, $41.5 million after-tax, impairment charge to the Boat segment for indefinite-lived intangible assets. See Note 15 – Impairment Charges in the Notes to Consolidated Financial Statements for additional details.

In August, 2007, the Company settled a claim against a third party service provider. The settlement resulted in $7.1 million of income, net of legal fees, and was reflected in Other income (expense), net for the period.

The Company intends to continue its efforts to achieve appropriate levels of dealer inventories by reducing production of boats and marine engines in line with reduced retail demand for marine products. The Company anticipates that sales will benefit from increased promotional spending along with continued growth in markets outside the United States and Brunswick’s marine parts and accessories businesses. Considering these factors, 2007 marine sales, which include both the Boat and Marine Engine segments, are expected to be relatively flat compared with 2006.  Sales for 2007 in the Fitness segment are expected to increase in the mid- to high-single digit percentages. Bowling & Billiards segment sales are expected to decrease by low-single digit percentages as compared with 2006.  Overall, reported sales for 2007 are expected to be comparable with 2006 reported sales.

Operating earnings and margins for 2007 will be adversely affected by reduced marine sales, continued production declines and the anticipation of increased promotional incentives, as discussed above.  These actions will have an unfavorable effect on Boat and Marine Engine segment margins due to lower fixed-cost absorption and an unfavorable product mix, as production cutbacks will be greater in certain higher-margin boat and engine categories. These factors, along with continued increases in raw material, production, and freight and distribution costs, are not expected to be offset by growth in operations outside the United States and benefits from restructuring and cost containment efforts underway in 2007. The Company expects to see increases in earnings from the Fitness and Bowling & Billiards segments during the fourth quarter of 2007, as it is a peak selling season for both segments. The Company expects to incur restructuring costs for certain manufacturing realignment and cost improvement initiatives currently being implemented as described in Note 14 – Restructuring Activities in the Notes to Consolidated Financial Statements. Brunswick’s effective tax rate in 2007 is expected to be approximately 30.6 percent, excluding the effect of any non-recurring tax items and the tax benefits realized in conjunction with the impairment charges described in Note 15 – Impairment Charges in the Notes to Consolidated Financial Statements.

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

The Company has used the non-GAAP financial measures that are included in Management’s Discussion and Analysis for several years. Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same metrics that Brunswick uses and to better evaluate its ongoing business performance. Brunswick’s management believes that for the three months and nine months ended September 29, 2007, and September 30, 2006, the presentation of (i) diluted earnings per share, excluding non-recurring tax benefits and impairment charges; (ii) net sales, operating earnings and operating margins, excluding acquisitions not reflected in the prior year’s results; and (iii) the Company’s effective tax rate, excluding the effect of non-recurring tax benefits and trade name impairment charges, provide a more meaningful comparison to prior results.

Acquisitions.  Brunswick’s operating results for 2007 include the operating results from acquisitions completed in 2006 and 2007.  Approximately 0.2 percent and 0.4 percent of Brunswick’s sales during the three and nine months ended September 29, 2007, respectively, can be attributed to incremental sales from the following acquisitions:

Date	Description	Segment

2/16/06	Cabo Yachts, Inc.	Boat
4/26/06	Diversified Marine Products, L.P.	Boat
10/18/06	Blue Water Dealer Services, Inc.	Boat
8/24/07	Rayglass Sales & Marketing Limited	Engine

Refer to Note 7 – Acquisitions in the Notes to Consolidated Financial Statements and Note 6 to the consolidated financial statements in the 2006 Form 10-K for a detailed description of these acquisitions.

Impairment Charges. The Company has experienced a continued decline in marine industry demand. As a result of this decline, Brunswick revised its strategic plans and, in turn, lowered its estimates of the fair value of certain trade names and incurred impairment charges on these indefinite-lived intangible assets. See Note 15 – Impairment Charges in the Notes to Consolidated Financial Statements for further details.

Tax Items.  The comparison of net earnings per diluted share between 2007 and 2006 is affected by non-recurring tax items.  During the third quarter of 2007, the Company reduced its tax provision by $3.7 million ($0.04 per diluted share), due to favorable tax reassessments of $8.9 million, or $0.10 per diluted share. This benefit was partially offset by expense related to changes in estimates related to prior years’ tax return filings of $3.5 million, or $0.04 per diluted share, and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset of $1.7 million, or $0.02 per diluted share.

The Company reduced its tax provision for the nine months ended September 29, 2007, by $5.6 million ($0.06 per diluted share), due to favorable tax reassessments of $9.1 million, or $0.10 per diluted share and $2.0 million of benefits recognized in the first quarter related to the Company’s election to apply the indefinite reversal criterion of APB 23, or $0.02 per diluted share. These benefits were partially offset by expense related to changes in estimates of prior years’ tax return filings of $4.0 million, or $0.04 per diluted share, and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset of $1.7 million, or $0.02 per diluted share. See Note 11 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

During the first nine months of 2006, the Company reduced its tax provision primarily due to tax benefits from a $19.3 million, or $0.21 per diluted share, tax reserve reassessment of underlying exposures, of which $1.1 million,  or $0.01 per diluted share, was recognized in the third quarter, and the initial recognition of a $4.1 million, or $0.04 per diluted share, interest receivable in the third quarter of 2006 related to prior taxable years. Refer to Note 5 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further detail.

The effect of these items on diluted earnings per share from continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
(in millions)
Net earnings from continuing operations per diluted share – as reported	$(0.27)	$0.54	$0.75	$2.30
Impairment charges	0.47	–	0.46	–
Tax items	(0.04)	(0.06)	(0.06)	(0.25)

Net earnings from continuing operations per diluted share – as adjusted	$0.16	$0.48	$1.15	$2.05

Management believes that the presentation of net earnings from continuing operations per diluted share, excluding these items, provides a more meaningful comparison of current-period and prior-period results, as these items are unique to their respective periods.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	September 29, 2007	September 30, 2006	$	%
(in millions, except per share data)
Net sales	$1,326.2	$1,337.8	$(11.6)	(0.9)%
Gross margin (A)	$258.4	$288.9	$(30.5)	(10.6)%
Impairment charges	$66.4	$–	$66.4	NM
Operating earnings	$(46.3)	$74.3	$(120.6)	NM
Net earnings from continuing operations	$(23.7)	$50.4	$(74.1)	NM

Diluted earnings per share from continuing operations	$(0.27)	$0.54	$(0.81)	NM

Expressed as a percentage of Net sales (B):
Gross margin	19.5%	21.6%		(210) bpts
Selling, general and administrative expense	15.6%	13.6%		200 bpts
Impairment charges	5.0%	–		500 bpts
Operating margin	(3.5)%	5.6%		(910) bpts
__________

bpts = basis points
NM = not meaningful

(A)	Gross margin is defined as Net sales less Cost of sales as presented in th Consolidated Statements of Income.

(B)	Percentages are determined by using the following numerators expressed as a percentage of Net sales: Gross margin as defined in (A), Selling, general and administrative expense and Operating earnings as presented in the Consolidated Statements of Income.

The decrease in net sales was primarily due to reduced demand levels across the marine industry compared with the third quarter of 2006, most notably with respect to United States boat sales and increased promotional incentives. This decrease was partially offset by strong growth outside the United States, an increase in Fitness segment sales, growth in the Company’s marine parts and accessories businesses and the favorable effects of foreign currency translation. In the third quarter of 2007, sales outside the United States increased 10.6 percent from the same period in the prior year as a result of growth in the Boat and Marine Engine segments.

The decrease in gross margin percentage in the third quarter of 2007 compared with the same period last year was primarily due to lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand, higher raw material and component costs, increased promotional incentives in the Boat segment, the favorable effects of foreign currency translation and volume increases in the low horsepower four-stroke engines manufactured by a joint venture that carry lower margins.  This decrease was partially offset by the benefit of a weaker dollar and successful cost-reduction efforts.

Operating expenses increased by $90.1 million in the third quarter of 2007 compared with the same period in 2006. The increase was primarily due to the impairment charge taken on indefinite-lived intangible assets, as discussed in Note 15 – Impairment Charges in the Notes to Consolidated Financial Statements.  Additionally, operating expenses have increased as a result of inflation and a weaker dollar and higher variable compensation expense.

The decrease in operating earnings was mainly due to reduced sales volumes and the unfavorable factors affecting gross margin and operating expenses discussed above.

In August, 2007, the Company settled a claim against a third party service provider. The settlement resulted in $7.1 million of income, net of legal fees, and was reflected in Other income (expense), net for the period.

Interest expense decreased $2.9 million in the third quarter of 2007 compared with the same period in 2006, primarily as a result of higher debt levels in 2006. In July 2006 the Company issued $250 million of notes due in 2009 to fund the maturity of $250 million of notes due in December 2006.  See Note 13 to the consolidated financial statements in the 2006 Form 10-K for details related to financial instruments.  Interest income decreased $3.1 million in the third quarter of 2007 compared with the same period in 2006 primarily as a result of income earned in 2006 on the proceeds from the aforementioned notes issued in July 2006.

The Company’s effective tax rate in the third quarter of 2007 increased to 49.4 percent from 24.8 percent in the comparable period of 2006. The effective tax rate, applied to the Company's reported loss from continuing operations, created a more favorable tax benefit than the application of the statutory rate due to additional tax benefits related to favorable tax reassessments of $8.9 million and research and development tax credits.  These benefits were partially offset by expense related to changes in estimates of prior years’ tax return filings of $3.5 million and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset of $1.7 million. Excluding these benefits, the Company’s effective tax rate for the third quarter of 2007 was 30.6 percent. During the three months ended September 30, 2006, the Company’s tax provision had a $5.2 million benefit, consisting of a $1.1 million tax reserve reassessment of underlying exposures, as discussed in Note 5 – Commitments and Contingencies in the Notes to Consolidated Financial Statements and the recognition of an additional tax receivable of $4.1 million for interest related to prior taxable years.  Excluding the $5.2 million tax reserve reassessment, the Company’s effective tax rate for the third quarter of 2006 was 32.6 percent. Management believes that presentation of the effective tax rates, excluding these non-recurring tax benefits, provides a more meaningful comparison because these tax benefits are unique to their respective periods.

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above. Excluding the $3.7 million and $5.2 million of non-recurring tax benefits in the third quarter of 2007 and 2006, respectively, and the $41.5 million, net of tax, impairment charge taken in the third quarter of 2007, diluted earnings per share from continuing operations would have been $0.16 and $0.48 for the third quarter of 2007 and 2006, respectively. Management believes that presentation of diluted earnings per share from continuing operations, excluding the non-recurring tax benefits and the impairment charges, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 89.0 million in the third quarter of 2007 from 93.7 million in the third quarter of 2006.  The decrease in average shares outstanding was primarily due to the repurchase of 4.6 million shares since the third quarter of 2006, as discussed in Note 13 – Share Repurchase Program in the Notes to Consolidated Financial Statements.

Sales from discontinued operations were $2.2 million during the third quarter of 2007, compared with $75.6 million during the corresponding 2006 period. Sales declined significantly as a result of the absence of sales from BNT’s marine electronics and PND businesses, which were disposed of during the first quarter of 2007 and the BNT wireless fleet tracking business, which was sold in July 2007. The July sale completed the disposal of the BNT businesses. The discontinued operations generated after-tax earnings from the BNT business operations (excluding the gains on the sales of the businesses) of $4.6 million, compared with an after-tax loss of $13.9 million in the third quarter of 2006. The 2007 third-quarter earnings from these operations were almost exclusively related to post-closing income tax adjustments as a result of finalization of BNT sales agreements. The comparable 2006 loss was the result of costs associated with reducing inventories and maintaining competitive pricing in the marketplace.

As indicated in the previous paragraph, the wireless fleet tracking business was sold during the third quarter. The sale of this business generated an after-tax gain of $24.7 million. The post-closing adjustments on the sales of the marine electronics and PND businesses were $(3.7) million, after-tax, during the third quarter primarily due to the finalization of a working capital adjustment. The net gain on the disposal of discontinued operations during the third quarter of 2007 was $21.0 million.

  The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the nine months ended:

			2007 vs. 2006
	Nine Months Ended		Increase/(Decrease)
	September 29, 2007	September 30, 2006	$	%
(in millions, except per share data)
Net sales	$4,235.2	$4,294.2	$(59.0)	(1.4)%
Gross margin (A)	$887.1	$957.1	$(70.0)	(7.3)%
Impairment charges	$66.4	$–	$66.4	NM
Operating earnings	$93.0	$310.7	$(217.7)	(70.1)%
Net earnings from continuing operations	$67.5	$219.0	$(151.5)	(69.2)%

Diluted earnings per share from continuing operations	$0.75	$2.30	$(1.55)	(67.4)%

Expressed as a percentage of Net sales (B):
Gross margin	20.9%	22.3%		(140) bpts
Selling, general and administrative expense	14.8%	12.8%		200 bpts
Impairment charges	1.6%	–		160 bpts
Operating margin	2.2%	7.2%		(500) bpts
__________

bpts = basis points
NM = not meaningful

The decrease in net sales in the first nine months of 2007 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion. In addition to the quarterly factors, the decrease in sales was partially offset by the effect of acquisitions made after the third quarter of 2006. Despite the decrease, sales outside the United States during the first nine months of 2007 increased 11.5 percent from the same period in the prior year as a result of growth in the Boat, Marine Engine and Fitness segments.

The decrease in gross margin percentage in the first nine months of 2007 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

Operating expenses increased by $147.7 million in the first nine months of 2007 compared with the same period in 2006. Year-to-date operating expenses increased due to the same factors that affected the quarterly operating expenses.

The decrease in operating earnings in the first nine months of 2007 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

Interest expense during the nine-months ended September 29, 2007, decreased compared with the same period in 2006, primarily due to the same factors as described in the quarterly discussion.

The Company’s effective tax rate in the first nine months of 2007 decreased to 18.3 percent from 24.5 percent in the first nine months of 2006. During the nine months ended September 29, 2007, the Company’s tax provision benefited due to favorable tax reassessments of $9.1 million, $2.0 million of benefits recognized in the first quarter related to the Company’s election to apply the indefinite reversal criterion of APB 23 and research and development tax credits. These benefits were partially offset by expense related to changes in estimates of prior years’ tax return filings of $4.0 million and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset of $1.7 million. Excluding these tax benefits, the Company’s effective tax rate for the first nine months of 2007 was 30.6 percent.  During the nine months ended September 30, 2006, the Company recognized non-recurring tax benefits of $23.4 million, consisting of $19.3 million of tax reserve reassessment of underlying exposures, as discussed in Note 5 – Commitments and Contingencies in the Notes to Consolidated Financial Statements and $4.1 million for interest related to prior taxable years.  Excluding these tax benefits, the Company’s effective tax rate for the first nine months of 2006 was 32.6 percent.  Management believes that presentation of the effective tax rate, excluding these non-recurring tax benefits in the first nine months of 2007 and 2006, provides a more meaningful comparison because these tax benefits are unique to their respective periods.

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above in operating earnings. Excluding the $5.6 million and $23.4 million of non-recurring tax benefits in the first nine months of 2007 and 2006, respectively, and the $41.5 million, net of tax, impairment charge taken during 2007, diluted earnings per share from continuing operations would have been $1.15 and $2.05 for the first nine months of each respective year.  Management believes that presentation of diluted earnings per share from continuing operations, excluding the non-recurring tax benefits and the impairment charge, provides a more meaningful comparison to the prior period because these items are unique to their respective periods.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 90.7 million in the first nine months of 2007 from 95.3 million in the comparable 2006 period.  The decrease in average shares outstanding was primarily due to the repurchase of 4.6 million shares since the third quarter of 2006, as discussed in Note 13 – Share Repurchase Program in the Notes to Consolidated Financial Statements.

Sales from discontinued operations were $99.7 million during the first three quarters of 2007, compared with $193.0 million during the corresponding 2006 period. BNT’s operations generated after-tax earnings from operations of $8.6 million in the nine-months ended September 29, 2007, compared with an after-tax loss from operations of $31.9 million in the comparable 2006 period. The factors affecting sales and earnings for the year-to-date period were consistent with the factors described in the quarterly discussion.

As previously indicated, the Company completed the divestiture of the discontinued operations. With the net asset impairment taken prior to the disposition of the BNT businesses in the fourth quarter of 2006 of $85.6 million, after-tax, and the subsequent 2007 gains of $28.7 million, after-tax, on the BNT business sales, the net impact to the Company of these dispositions was a net loss of $56.9 million, after-tax.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	September 29, 2007	September 30, 2006	$	%
(in millions)
Net sales	$613.9	$679.2	$(65.3)	(9.6)%
Impairment charges	$66.4	–	$66.4	NM
Operating earnings	$(90.3)	$24.8	$(115.1)	NM
Operating margin	(14.7)%	3.7%		(1,840) bpts
Capital expenditures	$44.9	$15.8	$29.1	NM
 __________
bpts = basis points
NM = not meaningful

The decrease in Boat segment net sales was largely attributable to the impacts of reduced marine retail demand in United States markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories. Increased promotional incentives also contributed to lower sales. Sales were positively affected by growth outside the United States and gains in the Boat segment’s parts and accessories business.

Boat segment operating earnings decreased from 2006, primarily due to a decrease in sales volume and the $66.4 million pre-tax impairment charges taken on certain indefinite-lived intangible assets, as discussed in Note 15 – Impairment Charges in the Notes to Consolidated Financial Statements. Additionally, increased promotional incentives, higher raw material costs, increased variable compensation expense and higher restructuring costs also contributed to the decline in operating earnings.

Capital expenditures increased in the third quarter of 2007 as a result of the acquisition of a boat manufacturing facility in Navassa, N.C, which offers the Company the ability to manufacture more cruiser and other larger boats as well as increased manufacturing flexibility, productivity and efficiency. Other than the acquisition of the manufacturing facility in 2007, the 2007 and 2006 capital expenditures were largely attributable to tooling costs for the production of new models.

The following table sets forth Boat segment results for the nine months ended:

			2007 vs. 2006
	Nine Months Ended		Increase/(Decrease)
	September 29, 2007	September 30, 2006	$	%
(in millions)
Net sales	$2,045.7	$2,199.9	$(154.2)	(7.0)%
Impairment charges	$66.4	$–	$66.4	NM
Operating earnings	$(51.5)	$126.3	$(177.8)	NM
Operating margin	(2.5)%	5.7%		(820) bpts
Capital expenditures	$76.3	$52.2	$24.1	46.2%
__________

bpts = basis points
NM = not meaningful

The factors affecting Boat segment net sales and operating earnings for the year-to-date period were consistent with the factors described above in the quarterly period. Additionally, sales were favorably affected by acquisitions completed since the third quarter of 2006. Excluding incremental sales of $14.3 million from acquired businesses, organic Boat segment sales declined by 7.7 percent.

The factors affecting Boat segment capital expenditures for the year-to-date period were consistent with the factors affecting the third quarter.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	September 29, 2007	September 30, 2006	$	%
(in millions)
Net sales	$566.7	$536.5	$30.2	5.6%
Operating earnings	$47.5	$50.4	$(2.9)	(5.8)%
Operating margin	8.4%	9.4%		(100) bpts
Capital expenditures	$13.8	$11.7	$2.1	17.9%
_________

bpts = basis points

Net sales recorded by the Marine Engine segment increased compared with the third quarter of 2006. The increase was the result of sales growth outside the United States across all major regions, volume increases in the low horsepower four-stroke engines manufactured by a joint venture, the favorable effect of foreign currency translation, and higher engine pricing. This increase was partially offset by an increase in promotional incentives provided during the third quarter of 2007.

Marine Engine segment operating earnings decreased slightly in the third quarter of 2007 as a result of increases in raw materials costs and other inflationary effects, concentration of sales in lower margin products, additional promotional incentives, additional costs related to inventory adjustments and increased variable compensation expense. This decrease was partially offset by increases in engine prices, increased world-wide sales, the favorable effect of foreign currency translation and increased manufacturing efficiencies in outboard engine manufacturing.

Capital expenditures in the third quarter of 2007 were primarily related to the continued investments in new products.

The following table sets forth Marine Engine segment results for the nine months ended:

			2007 vs. 2006
	Nine Months Ended		Increase/(Decrease)
	September 29, 2007	September 30, 2006	$	%
(in millions)
Net sales	$1,808.9	$1,760.0	$48.9	2.8%
Operating earnings	$162.5	$190.0	$(27.5)	(14.5)%
Operating margin	9.0%	10.8%		(180) bpts
Capital expenditures	$39.1	$49.7	$(10.6)	(21.3)%
__________

bpts = basis points

Marine Engine segment net sales for the year-to-date period were generally consistent with the factors affecting the third quarter. However, there has been a decline in the promotional incentives offered during the nine months ended September 29, 2007, as compared with the similar 2006 period.

Marine Engine segment operating earnings decreased slightly for the nine-month period ended September 29, 2007, as a result of increases in raw materials costs and other inflationary effects, unfavorable product mix, additional costs related to inventory adjustments and increased variable compensation expense. This decrease was partially offset by increases in engine prices, reduced promotional incentives, a reduction in warranty costs, the favorable effect of foreign currency translation and increased manufacturing efficiencies in outboard engine manufacturing.

The decrease in capital expenditures was primarily attributable to investments in 2006 associated with the completion of a second four-stroke outboard production line and plant expansions for die cast operations.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	September 29, 2007	September 30, 2006	$	%
(in millions)
Net sales	$150.2	$136.6	$13.6	10.0%
Operating earnings	$11.8	$12.6	$(0.8)	(6.3)%
Operating margin	7.9%	9.2%		(130) bpts
Capital expenditures	$3.5	$2.6	$0.9	34.6%
__________

bpts = basis points

The increase in Fitness segment net sales was largely attributable to commercial equipment sales growth in the United States and Europe, as health clubs continued to expand, as well as consumer equipment sales growth in Europe. Additionally, favorable foreign currency translation led to higher sales for the third quarter of 2007 as compared with the third quarter of 2006.

The Fitness segment benefited from sales growth in commercial products, however, operating earnings were adversely affected by a mix shift in sales toward lower margin products in the United States and Europe, higher research and development and marketing costs related to the launch of new cardiovascular products and higher product warranty costs.

Capital expenditures in the third quarter of 2007 were primarily related to the continued investments in a new line of cardiovascular products to be introduced in 2007 and early 2008.

The following table sets forth Fitness segment results for the nine months ended:

			2007 vs. 2006
	Nine Months Ended		Increase/(Decrease)
	September 29, 2007	September 30, 2006	$	%
(in millions)
Net sales	$439.2	$400.3	$38.9	9.7%
Operating earnings	$27.3	$28.9	$(1.6)	(5.5)%
Operating margin	6.2%	7.2%		(100) bpts
Capital expenditures	$8.0	$7.6	$0.4	5.3%
__________

bpts = basis points

Fitness segment net sales for the year-to-date period were consistent with the factors impacting the third quarter sales noted above.

Fitness segment operating earnings were subject to the same factors as described above in the quarterly period. However, those adverse factors were partially offset by a decrease in United States freight and installation costs.

Capital expenditures in 2006 were primarily related to investment in an engineering research and development facility to drive product improvements while 2007 capital expenditures are related to continued investment in a new line of cardiovascular products to be introduced in 2007 and early 2008.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2007 vs. 2006
	Three Months Ended		Increase/(Decrease)
	September 29, 2007	September 30, 2006	$	%
(in millions)
Net sales	$114.6	$113.4	$1.2	1.1%
Operating earnings	$(0.2)	$3.1	$(3.3)	NM
Operating margin	(0.2)%	2.7%		(290) bpts
Capital expenditures	$11.2	$11.9	$(0.7)	(5.9)%
__________

bpts = basis points
NM = not meaningful

Bowling & Billiards segment net sales were up slightly from prior year levels despite operating one fewer bowling center in the third quarter of 2007 versus the comparable 2006 period. This sales increase was primarily the result of sales associated with two new Brunswick Zone XLs, which opened in the third quarter of 2007, as well as improved traffic at existing bowling centers. Partially offsetting this increase were declines in sales of bowling products and the absence of sales related to instant redemption games, where Brunswick’s supplier modified its distribution channel and began selling directly to retail entertainment centers. Bowling products sales decreased due to difficult market conditions.

The decrease in current quarter operating earnings was attributable to increased bad debt expense, additional costs associated with operational difficulties of the Reynosa ball plant and higher costs associated with the start-up of the two new Brunswick Zone XL centers noted above and an additional Brunswick Zone XL center currently under construction.

Decreased capital expenditures in the third quarter of 2007 were driven by reduced spending for the new bowling ball manufacturing facility in Reynosa, Mexico, partially offset by capital expenditures associated with three new Brunswick Zone XL centers.

The following table sets forth Bowling & Billiards segment results for the nine months ended:

			2007 vs. 2006
	Nine Months Ended		Increase/(Decrease)
	September 29, 2007	September 30, 2006	$	%
(in millions)
Net sales	$323.6	$338.2	$(14.6)	(4.3)%
Operating earnings	$5.4	$16.5	$(11.1)	(67.3)%
Operating margin	1.7%	4.9%		(320) bpts
Capital expenditures	$30.7	$28.6	$2.1	7.3%
__________

bpts = basis points

Bowling & Billiards segment year-to-date net sales decreased from prior year levels, primarily due to declines in sales of bowling products, the absence of sales related to instant redemption games and the loss of sales from divested bowling centers. This decrease has been partially offset by increased sales at new Brunswick Zone XL centers and other existing bowling centers.

Bowling & Billiards operating earnings were subject to the same factors as described above in the quarterly period.

Increased year-to-date capital expenditures were the result of higher capital spending for three new Brunswick Zone XL centers opened in 2007 compared with one in 2006, partially offset by reduced spending for the new bowling ball and commercial billiards table manufacturing facilities in Reynosa, Mexico.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

	Nine Months Ended
	September 29, 2007	September 30, 2006
(in millions)
Net cash provided by operating activities of continuing operations	$239.9	$216.0
Net cash provided by (used for):
Capital expenditures	(156.3)	(139.7)
Proceeds from the sale of property, plant and equipment	5.3	6.8
Other, net	12.1	(0.4)

Free cash flow from continuing operations *	$101.0	$82.7
__________

*
The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding acquisitions and investments), and excluding financing activities.  Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this non-GAAP financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that Free cash flow from continuing operations is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

        Brunswick’s major sources of funds for investments, acquisitions, dividend payments and share repurchases are cash generated from operating activities, available cash balances and selected borrowings.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first nine months of 2007, net cash provided by operating activities of continuing operations totaled $239.9 million, compared with $216.0 million in the same period of 2006.  Despite a $110.0 million decrease in net earnings from continuing operations, adjusted for the non-cash impairment charge of $41.5 million, after-tax, net cash provided by operating activities in the first nine months of 2007 increased primarily due to a smaller year-over-year increase in working capital, defined as non-cash current assets less current liabilities.  During the first nine months of 2007, working capital increased $50.0 million, compared with a $143.7 million increase in the first nine months of 2006.  The favorable change in working capital was driven by a decrease in cash variable compensation payouts during the first nine months of 2007, as well as increased accrued promotional incentives in the Boat and Engine segments, compared with the same period in the prior year.  These factors were partially offset by operating cash used to fund inventory increases in the first nine months of 2007, compared with the same period in 2006.  Although production rates were lowered to help achieve reduced levels of marine pipeline inventories, increases in inventory balances exceeded those in the prior year as a result of higher boat inventories, higher engine inventories to support growth in markets outside the United States, acquisitions completed during 2006 and the ramp up of production at the Company’s Hatteras facility in Swansboro, North Carolina, which opened in late 2005 as well as the Navassa facility acquired in July 2007. Additionally, accounts receivable balances increased due to growth in marine sales outside the United States, which carry longer terms, and the impact of incremental sales from 2006 acquisitions.

Cash flows from investing activities included capital expenditures of $156.3 million in the first nine months of 2007, which increased from $139.7 million in the first nine months of 2006. Significant capital expenditures in the first nine months of 2007 included the purchase of a new boat manufacturing facility in Navassa, N.C., tooling expenditures for new models and product innovations in the Boat and Fitness segments, higher capital spending for new Brunswick Zone XL and existing bowling centers, as well as costs to expand die cast operations in the Marine Engine segment.

Cash paid for acquisitions, net of cash acquired, totaled $6.2 million and $82.7 million in the first nine months of 2007 and 2006, respectively.  See Note 7 – Acquisitions in the Notes to Consolidated Financial Statements and Note 6 to the consolidated financial statements in the 2006 Form 10-K for further details on Brunswick’s acquisitions.  The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC) decreased $15.9 million and $15.7 million during the first nine months of 2007 and 2006, respectively, to maintain the Company’s required 49 percent equity investment. Additionally, cash flows from investing activities increased during the first three quarters of 2007 due to the Company’s receipt of proceeds on notes associated with divestitures that occurred in previous years.

Cash flows from financing activities of continuing operations resulted in a use of cash of $105.4 million in the first nine months of 2007 compared with  $100.3 million of cash provided in the same period in 2006.  This change was the result of issuing $250 million of senior unsubordinated notes in July 2006 and was offset by the Company’s share repurchase program, under which the Company repurchased 3.6 million shares for $115.5 million during the first nine months of 2007, compared with repurchases of approximately 4.6 million shares for $163.1 million in the first nine months of 2006. See Note 13 – Share Repurchase Program in the Notes to Consolidated Financial Statements for further details. The Company received $10.8 million from stock options exercised in the first nine months of 2007, compared with $14.4 million during the same period in 2006.

Cash and cash equivalents totaled $327.8 million as of September 29, 2007, an increase of $44.4 million from $283.4 million at December 31, 2006. The decrease in Cash and cash equivalents from September 30, 2006 compared with September 29, 2007 is attributable to the July 2006 issuance of the $250 million senior unsubordinated notes, due in 2009, and the December 2006 retirement of the $250 million senior unsubordinated notes, due in 2006. Total debt as of September 29, 2007, and December 31, 2006, was $726.3 million and $726.4 million, respectively.  Brunswick’s debt-to-capitalization ratio decreased slightly to 27.6 percent as of September 29, 2007, from 28.0 percent as of December 31, 2006.

The Company has a $650.0 million long-term revolving credit facility (Facility) with a group of banks, as described in Note 13 to the consolidated financial statements in the 2006 Form 10-K, that serves as support for commercial paper borrowings. The Facility has a term of five years, with provisions to extend the term for an additional one year on each anniversary of the Facility, with consent of the lenders.  In May 2007, the Company amended the Facility agreement, resulting in a one-year extension of the term through May 5, 2012.  Of the $650.0 million Facility, there are $55.0 million of commitments which expire on May 5, 2011; however, the Company has the right to replace these commitments at any time. There were no borrowings under the Facility during the first nine months of 2007 or 2006, and the Facility continues to serve as support for any outstanding commercial paper borrowings.  The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company had borrowing capacity of $597.7 million under the terms of this agreement as of September 29, 2007, net of outstanding letters of credit.  In addition, the Company has $200.0 million available under its universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

The Company did not make contributions to its qualified pension plans in the first nine months of 2007, as the funded status of those plans exceeded Employee Retirement Income Security Act (ERISA) requirements.  The Company will evaluate additional contributions to its defined benefit plans in 2007 based on market conditions and Company discretion, among other items.  During the first nine months of 2006, the Company funded $15.0 million of discretionary contributions into its defined benefit plans.  The Company contributed $1.7 million and $1.6 million to fund benefit payments in its nonqualified plan in the first nine months of 2007 and 2006, respectively, and expects to contribute an additional $0.9 million to the nonqualified plan in 2007, compared with $0.8 million that was funded during the last quarter of 2006.  See Note 12 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 14 to the consolidated financial statements in the 2006 Form 10-K for more details.

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

As a result of increased uncertainty in determining estimates required to value goodwill and other indefinite-lived intangible assets, the Company believes such assessments should be considered a critical accounting policy that could adversely affect the Company’s reported results. In assessing the value of goodwill and indefinite-lived intangible assets, management relies on a number of factors to value anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon royalty rate assumptions, interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment, particularly in light of a weak United States marine market. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158).  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement plans in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur.  The Company adopted the provisions of SFAS 158 on December 31, 2006.  See Note 12 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 14 to the consolidated financial statements in the 2006 Form 10-K for further discussion regarding the Company’s adoption of SFAS 158 in its 2006 fiscal year.  SFAS 158 also requires measurement of a plan’s assets and benefit obligations as of date of the employer’s fiscal year end, effective for fiscal years ending after December 15, 2008.  As the Company already measured plan assets and benefits obligations as of December 31, 2006, the adoption of this element of SFAS 158 had no impact on the Company’s financial statements.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Quarterly Report may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.”  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this news release.  These risks include, but are not limited to: the effect of (i) the amount of disposable income available to consumers for discretionary purchases, and (ii) the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment and products; the effect of higher product prices due to technology changes and added product features and components on consumer demand; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the effect of interest rates and fuel prices on demand for marine products; the ability to successfully manage pipeline inventories; the financial strength of dealers, distributors and independent boat builders; the ability to maintain mutually beneficial relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and to develop alternative distribution channels without disrupting incumbent distribution partners; the ability to maintain market share, particularly in high-margin products; the success of new product introductions; the success of marketing and cost management programs; the ability to maintain product quality and service standards expected by customers; competitive pricing pressures; the ability to develop cost-effective product technologies that comply with regulatory requirements; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to successfully develop and distribute products differentiated for the global marketplace; shifts in currency exchange rates; adverse foreign economic conditions; the success of global sourcing and supply chain initiatives; the ability to obtain components and raw materials from suppliers; increased competition from Asian competitors; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the effect of weather conditions on demand for marine products and retail bowling center revenues; and the ability to successfully integrate acquisitions.  Additional factors are included in the company’s Annual Report on Form 10-K for 2006 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Item 4.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended September 29, 2007, except as follows:

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

Chinese Supplier Dispute.  Brunswick was involved in an arbitration proceeding in Hong Kong that arose out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu).  The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment.  Zhonglu has asserted counterclaims seeking damages for alleged breach of contract among other claims.  The arbitration tribunal decided in the favor of the Company for $0.1 million in August 2007.

Patent Infringement Dispute.  In October 2006, Brunswick was sued by Electromotive, Inc. (Electromotive) in the United States District Court for the Northern District of Virginia.  Electromotive claimed that a number of engines sold by Brunswick’s Mercury Marine business had infringed an expired patent held by Electromotive related to a method for ignition timing.  Trial in the case commenced on July 11, 2007, and, on July 27, 2007, a jury returned a verdict in favor of Electromotive in the amount of approximately $3 million, which was provided for in the second quarter of 2007. The Company and Electromotive subsequently reached agreement to settle the case in lieu of pursuing respective appeals.

Brazilian Customs Dispute.  In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $14 million related to the importation of Life Fitness products into Brazil.  The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer's suggested retail price of those goods in the United States.  The assessment consists of duties, penalties and interest on the importation of Life Fitness products into Brazil over the past five years.  Brunswick believes that this determination by the Brazilian Customs Office of the value of the imported goods is without merit, and has appealed the assessment.  The Company does not believe that the resolution of this dispute will have a material adverse effect on its consolidated financial condition or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  As of September 29, 2007, the Company’s remaining share repurchase authorization for the program was $250.7 million.  The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. Brunswick repurchased 3.6 million shares under this program during the first nine months of 2007 for $115.5 million, as discussed in Note 13 – Share Repurchase Program in the Notes to Consolidated Financial Statements.  Set forth below is the information regarding the Company’s share repurchases during the three months ended September 29, 2007:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)

7/1/07 – 7/28/07	400,000	$32.87	400,000	$265,918
7/29/07 – 8/25/07	300,000	$25.87	300,000	$258,158
8/26/07 – 9/29/07	300,000	$24.75	300,000	$250,733

Total Share Repurchases	1,000,000	$28.33	1,000,000	$250,733

Item 6.	Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION

November 1, 2007	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

* Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.