Form 10-K
period 2007-12-31
BRUNSWICK CORP
filed 2008-02-22
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-1043
_______________

Brunswick Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-0848180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 N. Field Court, Lake Forest, Illinois	60045-4811
(Address of principal executive offices)	(Zip Code)

(847) 735-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.75 par value)	New York and Chicago
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

As of June 30, 2007, the aggregate market value of the voting stock of the registrant held by non-affiliates was $2,891,550,032. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 15, 2008 was 87,567,242.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the
Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 7, 2008.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2007

PART I

Item 1.  Business

Brunswick Corporation (Brunswick or the Company) is a leading global manufacturer and marketer of recreation products including boats, marine engines, fitness equipment and bowling and billiards equipment.  Brunswick’s boat offerings include fiberglass pleasure boats; luxury sportfishing convertibles and motoryachts; high-performance boats; offshore fishing boats; aluminum fishing, deck and pontoon boats; rigid inflatable boats; and marine parts and accessories.  The Company’s engine products include outboard, sterndrive and inboard engines; trolling motors; propellers; marine dealer management systems; and engine control systems.  Brunswick’s fitness products include both cardiovascular and strength training equipment.  Brunswick’s bowling offerings include products such as capital equipment, aftermarket and consumer products; and billiards offerings include billiards tables and accessories, Air Hockey tables and foosball tables. The Company also owns and operates Brunswick bowling centers in the United States and other countries, and retail billiards stores in the United States.

Brunswick’s strategy is to introduce the highest quality product with the most innovative technology and styling at a rate faster than its competitors; to distribute products through a model that benefits its partners – dealers and distributors – and provides world-class service to its customers; to develop and maintain low-cost manufacturing, to continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; and to attract and retain the best and the brightest people. In addition, the Company pursues growth from expansion of existing businesses and acquisitions. The Company’s objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

Refer to Note 5 – Segment Information and Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company’s segments and discontinued operations, including net sales, operating earnings and total assets by segment for 2007, 2006 and 2005.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets fiberglass pleasure boats, luxury sportfishing convertibles and motoryachts, high-performance boats, offshore fishing boats, aluminum fishing, pontoon and deck boats; manufactures and distributes marine parts and accessories; and offers marine dealer management systems. The Company believes that its Boat Group, which had net sales of $2,690.9 million during 2007, has the largest dollar sales and unit volume of pleasure boats in the world.

The Boat Group manages most of Brunswick’s boat brands, evaluates and enhances the Company’s boat portfolio, expands the Company’s involvement in recreational boating services and activities to enhance the consumer experience and dealer profitability, and speeds the introduction of new technologies into boat manufacturing processes.

The Boat Group is comprised of the following boat brands: Albemarle, Cabo and Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray and Sealine yachts, sport yachts, cruisers and runabouts; Bayliner and Maxum cruisers and runabouts; Meridian motoryachts; Boston Whaler, Sea Pro, Sea Boss, Palmetto, Triton and Trophy fiberglass fishing boats; Baja high-performance boats; Crestliner, Harris, Lowe, Lund, Princecraft and Triton aluminum fishing, pontoon and deck boats; and Kayot deck and runabout boats.  The Boat Group also includes Integrated Dealer Systems, a leading developer of management systems for dealers of marine products and recreational vehicles; a commercial and governmental sales unit that sells products to the United States Government, state, local and foreign governments, and commercial customers; and several brands comprising its boat parts and accessories business, including Attwood and Land ‘N’ Sea.  The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from Brunswick’s Marine Engine segment.  The Boat Group also purchases a portion of its diesel engines from Cummins MerCruiser Diesel Marine LLC (CMD), a joint venture of Brunswick’s Mercury Marine division with Cummins Marine, a division of Cummins Inc.

The Boat Group has manufacturing facilities in California, Florida, Indiana, Maryland, Michigan, Minnesota, Missouri, North Carolina, Ohio, Oregon, South Carolina, Tennessee, Washington, Canada, China, Mexico and the United Kingdom. The Boat Group also utilizes contract manufacturing facilities in Poland.  In July 2007, Brunswick announced that it would expand its manufacturing capabilities with the purchase of a boat manufacturing facility in Navassa, North Carolina.  The purchase offers Brunswick additional capacity to build larger boats as well as the ability to manufacture several brands of cruisers, resulting in increased production flexibility, productivity and efficiency.  Due to this acquisition, the Boat Group was also able to close down the Salisbury, Maryland, plant and transfer cruiser production to the new North Carolina facility.  In September 2007, the Boat Group announced the closure of its aluminum boat manufacturing facility in Aberdeen, Mississippi, and shifted production to other aluminum boat manufacturing facilities as part of an ongoing strategy to integrate past acquisitions and achieve improved operating efficiencies.  Brunswick also expects to mothball the facility in Swansboro, North Carolina, in the summer of 2008.

The Boat Group’s products are sold to end users through a global network of approximately 2,300 dealers and distributors, each of which carries one or more of Brunswick’s boat brands. Sales to the Boat Group’s largest dealer, MarineMax Inc., which has multiple locations and carries a number of the Boat Group’s product lines, represented approximately 21 percent of Boat Group sales in 2007. Domestic retail demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Marine Engine Segment

The Marine Engine segment, which had net sales of $2,357.5 million in 2007, consists of the Mercury Marine Group. The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

Mercury Marine manufactures and markets a full range of sterndrive propulsion systems, inboard engines, outboard engines and water jet propulsion systems under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury SportJet and Mercury Jet Drive brand names.  In addition, Mercury Marine manufactures and markets engine parts and Marine accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers and Motorguide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, service aids and marine lubricants.  Mercury Marine’s sterndrive and inboard engines, outboard engines and water jet propulsion systems are sold either to independent boat builders; local, state or foreign governments; or to the Boat Group.  In addition, Mercury Marine’s outboard engines and parts and accessories are sold to end-users through a global network of approximately 7,000 marine dealers and distributors, specialty marine retailers and marine service centers. Mercury Marine, through CMD, supplies integrated diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Boat Group.  Mercury Marine’s operations also include MotoTron, a designer and supplier of sophisticated engine control and vehicle networking systems.

Mercury Marine manufactures two-stroke OptiMax outboard engines ranging from 75 to 350 horsepower, all of which feature Mercury’s direct fuel injection (DFI) technology, and four-stroke outboard engine models ranging from 2.5 to 350 horsepower. All of these low-emission engines are in compliance with U.S. Environmental Protection Agency (EPA) requirements, which required a 75 percent reduction in outboard engine emissions over a nine-year period, ending with the 2006 model year.  Mercury Marine’s four-stroke outboard engines include Verado, a series of supercharged outboards ranging from 135 to 350 horsepower, and Mercury’s naturally aspirated four-stroke outboards, which are based on Verado technology, ranging from 75 to 115 horsepower.  In addition, Brunswick’s sterndrive and inboard engines are now available with catalytic converters that comply with environmental regulations that the State of California adopted effective on January 1, 2008, and the Company expects that the EPA will enforce in the remaining states by 2010.

To promote advanced propulsion systems with improved handling, performance and efficiency, Mercury Marine, both directly and through its joint venture, CMD, has introduced and is continuing to develop engines and propulsion systems under the brand names of Zeus, Axius and MerCruiser 360.

Mercury Marine’s sterndrive and outboard engines are produced primarily in Oklahoma and Wisconsin, respectively. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in China, and, in a joint venture with its partner, Tohatsu Corporation, produces smaller outboard engines in Japan.  Some engine components are sourced from Asian suppliers.  Mercury Marine also manufactures engine component parts at plants in Florida and Mexico. Diesel marine propulsion systems are manufactured in South Carolina by CMD.  Further, Mercury Marine operates a remanufacturing business for engines and service parts in Wisconsin.

In addition to its marine engine operations, Mercury Marine serves markets outside the United States with a wide range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury in Australia, China, New Zealand, Poland, Portugal, Russia and Sweden. These boats, which are marketed under the brand names Arvor, Bermuda, Guernsey, Legend, Lodestar, Mercury, Örnvik, Passport, Protector, Quicksilver, Savage, Uttern and Valiant, are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine. Mercury Marine has equity ownership interests in companies that manufacture boats under the brand names Aquador, Bella and Flipper in Finland, and Askeladden in Norway.  From July 2003 until August 2007, the Company had a 49 percent equity interest in Rayglass Sales & Marketing Limited (Rayglass).  In August 2007, the Company exercised its option to purchase the remaining 51 percent interest in Rayglass for $4.6 million, expanding the global manufacturing footprint of the Company’s marine operations and developing additional international sales opportunities.  Mercury Marine also manufactures propellers and underwater sterngear for inboard-powered vessels, under the Teignbridge brand, in the United Kingdom.

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

The Company believes that its Fitness segment, which had net sales of $653.7 million during 2007, is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-end consumer fitness equipment. Life Fitness’ commercial sales are primarily to private health clubs and fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made to customers either directly, through domestic dealers or through international distributors. Consumer products are sold through specialty retailers and on Life Fitness’ website.

The Fitness segment’s principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary.  Life Fitness distributes its products worldwide from regional warehouses and production facilities. Domestic retail demand for Life Fitness’ products is seasonal, with sales generally highest in the first and fourth calendar quarters of the year.

During 2007, Life Fitness launched its Elevation series of commercial cardiovascular training equipment in the United States.  These new Elevation series treadmills and elliptical cross-trainers deliver state of the art styling and feature seamless iPod integration through their consoles.  In addition, Life Fitness introduced a number of other new fitness products during the year, including consumer elliptical cross-trainers, treadmills and home gym products, as well as additional commercial selectorized and core strength-training equipment.

Bowling & Billiards Segment

The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $446.9 million during 2007. BB&B believes it is the leading full-line designer, manufacturer and marketer of bowling products, including bowling balls and bowling pins, aftermarket products and parts, and capital equipment, which includes bowling lanes, automatic pinsetters, ball returns, furniture units, and scoring and center management systems. Through licensing arrangements, BB&B also offers an array of bowling consumer products, including bowling shoes, bags and accessories.  BB&B also designs and markets a full line of high-quality consumer and commercial billiards tables, Air Hockey table games, foosball tables and related accessories.

BB&B operates 108 bowling centers in the United States, Canada and Europe. Since 1960, BB&B has been a partner in a joint venture in which BB&B operates 14 additional centers in Japan, however, BB&B expects to exit this joint venture in the first quarter of 2008. BB&B bowling centers offer bowling and, depending on size and location, the following activities and facilities: billiards, video, redemption and other games of skill, laser tag, pro shops, meeting and party rooms, restaurants and cocktail lounges. Substantially all of the North American and European centers offer Cosmic Bowling, an enhanced form of bowling with integrated sound systems and glow-in-the-dark effects. To date, 46 of BB&B’s centers have been converted into Brunswick Zones, which are modernized bowling centers that offer an array of family-oriented entertainment activities. The entertainment offerings available at Brunswick Zones are designed to appeal to a broad audience, including families and other recreational bowlers, as well as traditional league bowlers. BB&B has further enhanced the Brunswick Zone concept with expanded Brunswick Zone family entertainment centers, branded Brunswick Zone XL, which are approximately 50 percent larger than typical Brunswick Zones and feature multiple-venue entertainment offerings such as laser tag games, expanded game rooms and are ideal for customer events such as child and adult birthday parties, team building events and corporate parties.  BB&B operates eight Brunswick Zone XL centers, located in the Chicago, Denver, Minneapolis, Philadelphia, Phoenix and St. Louis markets.  BB&B intends to accelerate the pace of Brunswick Zone XL openings.

BB&B’s billiards business was established in 1845 and is Brunswick’s oldest enterprise. BB&B designs and markets billiards tables, balls and cues, as well as billiards furniture and related accessories, under the Brunswick and Contender brands.  These products are sold worldwide in both commercial and consumer billiards markets. BB&B also operates Valley-Dynamo, a leading manufacturer of commercial and consumer billiards and coin-operated pool tables, Air Hockey table games and foosball tables. The Company believes it has the largest dollar sales volume of billiards tables in the world.  In 2003, BB&B opened Brunswick Home & Billiard, its first retail store, in a northern suburb of Chicago, followed in 2005 with three new stores in the Boston and Denver markets.  These stores feature billiards tables and other products for the home.

BB&B’s primary manufacturing and distribution facilities are located in Mexico, Michigan, Texas and Hungary.  In 2006, Brunswick moved its bowling ball manufacturing operations from Muskegon, Michigan, to Reynosa, Mexico, and in early 2007 Brunswick transitioned its Valley-Dynamo manufacturing operations from Richland Hills, Texas, to a facility in Reynosa, Mexico.  Additionally, in January 2008, Brunswick closed its bowling pin production plant in Antigo, Wisconsin, and going forward will source bowling pins from a third party.

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

Discontinued Operations

On April 27, 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which was established in 2002 and consisted of:  (i) marine electronics sold under the Northstar, Navman and MX Marine brands; (ii) portable navigation devices (PND) for automotive markets, which are based on global positioning systems technology; and (iii) a wireless fleet tracking business.  In accordance with the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Brunswick reclassified the operations of BNT to discontinued operations and shifted reporting for the retained businesses from the Marine Engine segment to the Boat, Marine Engine and Fitness segments.

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively, for net proceeds of $40.6 million. A $4.0 million after-tax gain was recognized with the divestiture of these businesses in 2007.

In July 2007, the Company completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P. for net proceeds of $28.8 million, resulting in an after-tax gain of $25.8 million.

The Company has now completed the divestiture of the BNT discontinued operations. With the net asset impairment taken prior to the disposition of the BNT businesses in the fourth quarter of 2006 of $85.6 million, after-tax, and the subsequent 2007 gains of $29.8 million, after-tax, on the BNT business sales, the net impact to the Company of these dispositions was a net loss of $55.8 million, after-tax.

Financial Services

A Company subsidiary, Brunswick Financial Services Corporation (BFS), has a 49 percent ownership interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation, owns the remaining 51 percent. Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to the Company’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.  Additionally, Brunswick’s marine dealers can offer extended product warranties to retail customers through Brunswick Product Protection Corporation.  In October 2006, the Company acquired Blue Water Dealer Services, Inc. and its affiliates, a provider of retail financial services to marine dealers, to allow Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers.

Refer to Note 9 – Financial Services in the Notes to Consolidated Financial Statements for more information about the Company’s financial services.

Distribution

Brunswick depends on distributors, dealers and retailers (Dealers) for the majority of its boat sales and significant portions of marine engine, fitness and bowling and billiards products sales. Brunswick has approximately 7,000 Dealers serving its business segments worldwide. Brunswick’s marine Dealers typically carry boats, engines and related parts and accessories.

Brunswick’s Dealers are independent companies or proprietors that range in size from small, family-owned businesses to large, publicly traded corporations with substantial revenues and multiple locations. Some Dealers sell Brunswick’s products exclusively, while others also carry competitors’ products. Brunswick works with its boat dealer network to improve quality, distribution and delivery of parts and accessories to enhance the boating customer’s experience.

Brunswick owns Land ‘N’ Sea Corporation, Benrock Inc., Kellogg Marine Inc. and Diversified Marine Products L.P., the primary parts and accessories distribution platforms for the Boat Group. These companies are the leading distributors of marine parts and accessories throughout the North American marine industry with 15 distribution warehouses throughout the United States and Canada offering same-day or next-day service to a broad array of marine service facilities.

Demand for a significant portion of Brunswick’s products is seasonal, and a number of Brunswick’s Dealers are relatively small or highly leveraged. As a result, many Dealers require financial assistance to support their businesses and provide stable channels for Brunswick’s products. In addition to the financial services offered by BAC, the Company provides its Dealers with assistance, including incentive programs, loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer’s default. The Company believes that these arrangements are in its best interest; however, the financial support of its Dealers does expose the Company to credit and business risk. Brunswick’s business units, along with BAC, maintain active credit operations to manage this financial exposure, and the Company seeks opportunities to sustain and improve its various distribution channels. Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

  Brunswick’s sales from continuing operations to customers in markets other than the United States were $2,016.4 million (36 percent of net sales) and $1,802.4 million (32 percent of net sales) in 2007 and 2006, respectively. The Company transacts most of its sales in non-U.S. markets in local currencies, and the cost of its products is generally denominated in U.S. dollars. Future strengthening or weakening of the U.S. dollar can affect the financial results of Brunswick’s non-U.S. operations.

Non-U.S. sales from continuing operations are set forth in Note 5 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details Brunswick’s non-U.S. sales by region:

(in millions)	2007	2006	2005

Europe	$1,038.9	$925.1	$926.4
Canada	344.6	328.6	311.7
Pacific Rim	338.2	303.2	315.6
Latin America	196.6	158.3	133.7
Africa & Middle East	98.1	87.2	72.9

	$2,016.4	$1,802.4	$1,760.3

Marine Engine segment sales represented approximately 46 percent of Brunswick’s non-U.S. sales in 2007. The segment’s primary operations include the following:

•	A propeller and underwater sterngear manufacturing plant in the United Kingdom;
•	Sales offices and distribution centers in Australia, Belgium, Brazil, Canada, China, Japan, Malaysia, Mexico, New Zealand, Singapore and the United Arab Emirates;
•	Sales offices in Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom;
•	Boat manufacturing plants in Australia, China, New Zealand, Portugal and Sweden;
•	An outboard engine assembly plant in Suzhou, China; and
•	A marina and boat club in Suzhou, China, on Lake Taihu.

Boat segment sales comprised approximately 34 percent of Brunswick’s non-U.S. sales in 2007. The Boat Group’s products are manufactured or assembled in the United States, Canada, China, Mexico, Poland and the United Kingdom, and are sold worldwide through dealers.  The Boat Group has sales offices in France and the Netherlands.

Fitness segment sales comprised approximately 15 percent of Brunswick’s non-U.S. sales in 2007. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom, as well as sales offices in Hong Kong and Italy. The Fitness segment also manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for the European market.

Bowling & Billiards segment sales comprised approximately 5 percent of Brunswick’s non-U.S. sales in 2007. BB&B sells its products worldwide; has sales offices in Germany, Hong Kong and Tokyo; and operates a plant that manufactures automatic pinsetters in Hungary. BB&B commenced bowling ball manufacturing in Reynosa, Mexico in 2006 and completed the transition of manufacturing operations from Muskegon, Michigan in 2007.  In addition, BB&B’s Valley-Dynamo segment commenced operating at a manufacturing facility in Reynosa, Mexico in early 2007.  BB&B operates bowling centers in Austria, Canada and Germany, and, although slated for disposal in early 2008, currently holds a 50 percent interest in an entity that sells bowling equipment and operates bowling centers in Japan.

Raw Materials

Brunswick purchases raw materials from various sources. The Company is not currently experiencing any critical raw material shortages, nor does it anticipate any shortages. General Motors Corporation is the sole supplier of engine blocks used in the manufacture of Brunswick’s gasoline sterndrive and inboard engines. Brunswick experienced increases in the cost of oil, aluminum, steel and resins used in its manufacturing processes during 2007.  The Company continues to expand its global procurement operations to leverage its purchasing power across its divisions and improve supply chain and cost efficiencies.

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

The following are Brunswick’s primary trademarks for its continuing operations:

Boat Segment:  Albemarle, Attwood, Baja, Bayliner, Boston Whaler, Cabo, Crestliner, Diversified Marine, Harris, Hatteras, IDS, Kayot, Kellogg Marine, Laguna, Land ‘N’ Sea, Lowe, Lund, Master Dealer, Maxum, Meridian, Palmetto, Princecraft, Sea Boss, Sea Pro, Sea Ray, Seachoice, Sealine,  Swivl-Eze, Total Command, Triton and Trophy.

Marine Engine Segment:  Axius, Mariner, MercNet, MerCruiser, MerCruiser 360 Control, Mercury, MercuryCare, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, MotoTron, OptiMax, Pinpoint, Quicksilver, Rayglass, SeaPro, SmartCraft, SportJet, Teignbridge Propellers, Valiant, Verado and Zeus.

Fitness Segment:  Elevation, Flex Deck, Hammer Strength, Lifecycle, Life Fitness and ParaBody.

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

Bowling & Billiards Segment:  The Company believes it is the world’s leading designer, manufacturer and marketer of bowling products and billiards tables.  There are several large manufacturers of bowling products and competitive emphasis is placed on product innovation, quality, service, marketing activities and pricing. The billiards industry  is experiencing increased competitive pressure from low-cost billiards operations outside the United States. The billiards industry is experiencing increased competitive pressure from low-cost billiards operations outside the United States. In 2007, Brunswick also operated 122 retail bowling centers worldwide, including those operated by its joint venture in Japan. The bowling retail market is highly fragmented, but Brunswick is one of the larger competitors in the North America bowling retail market, with an emphasis on larger, upscale, full service family entertainment centers.  The bowling retail business emphasizes enhancing the bowling and entertainment experience, maintaining quality facilities and providing excellent customer service.

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

(in millions)	2007	2006	2005

Boat	$39.8	$38.0	$36.1
Marine Engine	68.1	70.3	67.3
Fitness	21.6	18.4	14.2
Bowling & Billiards	5.0	5.5	5.9

Total	$134.5	$132.2	$123.5

Number of Employees

The approximate number of employees worldwide as of December 31, 2007, is shown below by segment:

	Total	Union

Boat	12,650	57
Marine Engine	6,300	2,591
Fitness	2,000	135
Bowling & Billiards	5,850	87
Corporate	250	—

Total	27,050	2,870

The Marine Engine Segment's Fond du Lac, Wisconsin, facility has a union contract with the International Association of Machinists Winnebago Lodge 1947 that expires in June 2008. The Company believes that the relationships between employees, unions and the Company are good.

Environmental Requirements

See Item 3 of this report for a description of certain environmental proceedings.

Available Information

Brunswick maintains an Internet web site at http://www.brunswick.com that includes links to Brunswick’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (SEC Reports). The SEC Reports are available without charge as soon as reasonably practicable following the time that they are filed with, or furnished to, the SEC. Shareholders and other interested parties may request email notification of the posting of these documents through the Investors section of Brunswick’s website.

Item 1A.  Risk Factors

General economic conditions, particularly in the United States and Europe, affect Brunswick’s results.

Brunswick’s revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for Brunswick’s products, especially in its marine and billiards businesses.  Brunswick’s marine businesses are cyclical in nature, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and discretionary income levels.  Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income can reduce Brunswick’s sales and adversely affect its financial results including the potential for future impairments.  The impact of weakening consumer credit markets; corporate restructurings; layoffs; declines in the value of investments and residential real estate, especially in large boating markets such as Florida and California; higher fuel prices and increases in federal and state taxation all can negatively affect Brunswick’s results.

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

Establishing low-cost manufacturing facilities is critical to its operating and financial results.

Brunswick has historically derived a significant portion of its earnings from sales of higher-margin products, especially in its outboard engine business. The Marine Engine segment has now completed a transition to manufacturing primarily low-emission four-stroke outboard engines, which have lower margins than the two-stroke products they are replacing.  The Company has addressed this margin pressure in part by relocating some outboard engine manufacturing to lower-cost areas such as China, consolidating boat manufacturing facilities to improve efficiency, shifting its bowling pin production to a contract manufacturer and relocating its bowling ball and Valley-Dynamo billiards table manufacturing to Mexico, where it already manufactures boats.  Brunswick’s inability to achieve lower-cost manufacturing, as well as increased competition in the product lines affected, could adversely affect its future operating and financial results.

Brunswick’s financial results may be adversely affected if the Company is unable to maintain effective distribution.

Because Brunswick sells the majority of its products through third parties such as dealers and distributors, the financial health of its distribution network is critical to Brunswick’s success. Brunswick’s results can be negatively affected if dealers and distributors experience higher operating costs, which can result from rising interest rates, higher rents, labor costs and taxes, and compliance with regulations.  In addition, a substantial portion of Brunswick’s marine engine sales are made to boat manufacturers not affiliated with Brunswick. Accordingly, the results of the Marine Engine segment can be influenced by the financial health of these independent boat builders, which depends on their access to capital, ability to develop new products and ability to compete effectively in the marketplace.  Brunswick’s independent boat builder customers also can react negatively to competition from Brunswick's own boat brands, which can lead them to seek marine engines and marine engine supplies from competing marine engine manufacturers.

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

Weather conditions can have a significant effect on Brunswick’s operating and financial results, especially in the marine and bowling retail businesses.  Sales of Brunswick’s marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand. Hurricanes and other storms can result in the disruption of the Company’s distribution channel, as occurred in 2004 and 2005 on the U.S. Atlantic and Gulf coasts.  Since many of Brunswick’s boat products are used on lakes and reservoirs, the viability of these for boating is important to the Boat segment.  In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect patronage of Brunswick’s bowling centers and, therefore, revenues in the bowling retail business.

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

The State of California has adopted regulations requiring catalytic converters on sterndrive and inboard engines by January 1, 2008, which the Company expects will be expanded to all states by 2010.  Compliance with these regulations will increase the cost of these products.  Other environmental regulatory bodies in the United States or other countries also may impose higher emissions standards in the future for engines.  These standards could require catalytic converters, increasing the cost of Brunswick's engines, which could in turn reduce consumer demand for Brunswick’s marine products. As a result, any increase in the cost of marine engines or unforeseen delays in compliance with environmental regulations affecting these products could have an adverse effect on Brunswick’s results of operations.

Higher energy costs can adversely affect Brunswick’s results, especially in the marine and bowling center businesses.

Higher energy costs result in increases in operating expenses at the Company’s manufacturing facilities and in the cost of shipping products to customers.  In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of Brunswick’s marine products. Also, higher fuel costs may have an adverse affect on demand for marine retail products as fuel costs are a significant component of retail marine ownership. Finally, because heating, air conditioning and electricity comprise a significant part of the cost of operating a bowling center, any increase in the price of energy could adversely affect the operating margins of Brunswick bowling centers.

Tighter credit markets can reduce demand, especially for marine products.

Customers often finance purchases of Brunswick’s marine products, particularly boats.  Rising interest rates can have an adverse effect on dealers’ and consumers’ ability to finance boat purchases, which can adversely affect the Company’s ability to sell boats and engines and the profitability of its financing activities, including Brunswick Acceptance Company.

Changes in currency exchange rates can adversely affect Brunswick’s growth rate.

Because the Company derives approximately 36 percent of its revenues from outside the United States, its ability to realize projected growth rates can be adversely affected when the U.S. dollar strengthens against other currencies.  Brunswick manufactures its products primarily in the United States, and the costs of its products are generally denominated in U.S. dollars, although the manufacture and sourcing of products and materials outside the United States is increasing.  A strong U.S. dollar can make Brunswick’s products less price-competitive relative to local products outside the United States.

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

The vast majority of Brunswick’s products are used for recreational purposes, and demand for its products can be adversely affected by competition from other activities that occupy consumers’ leisure time, including other forms of recreation as well as religious, cultural and community activities.  A decrease in leisure time can reduce consumers’ willingness to purchase and enjoy Brunswick’s products.

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

The primary facilities used in Brunswick’s continuing operations are in the following locations:

Boat Segment:  Adelanto, Los Angeles and Sacramento, California; Old Lyme, Connecticut; Edgewater, Merritt Island, Palm Coast, Pompano Beach and St. Petersburg, Florida; Fort Wayne, Indiana; Lowell, Michigan; Mills and Pipestone, Minnesota; Lebanon, Missouri; Little Falls, New York: Edenton, New Bern, Raleigh, Navassa and Swansboro, North Carolina; Bucyrus, Ohio; Roseburg, Oregon; Newberry, South Carolina; Ashland City, Knoxville and Vonore, Tennessee; Lancaster, Texas; Arlington, Washington; Pickering, Ontario, Canada; Princeville, Quebec, Canada; Toronto, Ontario, Canada; Zhuhai, People’s Republic of China; Reynosa, Mexico; and Kidderminster, United Kingdom. Brunswick owns all of these facilities with the exception of the Pompano Beach, Florida; Lowell, Michigan; Raleigh, North Carolina; Lancaster, Texas; and Pickering, Ontario, Canada, facilities, which are leased.

Marine Engine Segment:  Miramar, Panama City and St. Cloud, Florida; Stillwater and Tulsa, Oklahoma; Brookfield, Fond du Lac and Oshkosh, Wisconsin; Melbourne and Sydney, Australia; Petit Rechain, Belgium; Suzhou, People’s Republic of China; Juarez, Mexico; Auckland and Christchurch, New Zealand; Vila Nova de Cerveira, Portugal; Singapore; Skelleftea, Sweden; and Newton Abbot, United Kingdom.  The Sydney, Australia; Auckland and Christchurch, New Zealand; and Skelleftea, Sweden facilities are leased. The remaining facilities are owned by Brunswick.

Fitness Segment:  Franklin Park and Schiller Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and Kiskoros and Szekesfehervar, Hungary. The Schiller Park office and a portion of the Franklin Park facility are leased. The remaining facilities are owned by Brunswick or, in the case of the Kiskoros, Hungary, facility, by a company in which Brunswick is the majority owner.

Bowling & Billiards Segment:  Lake Forest, Illinois; Muskegon, Michigan; Richland Hills, Texas; Bristol, Wisconsin; Szekesfehervar, Hungary; and Reynosa, Mexico; 108 bowling recreation centers in the United States, Canada and Europe, and retail billiards stores in the suburbs of Chicago, Denver and Boston. Approximately 50 percent of BB&B’s bowling centers, as well as the Richland Hills and Reynosa manufacturing facilities and the retail billiards stores and warehouses, are leased. The remaining facilities are owned by Brunswick.

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

Tax Case

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. In 2003 and 2004, the Company made payments to the IRS comprised of $33 million in taxes due and $39 million of pre-tax interest (approximately $25 million after-tax) to avoid future interest costs.  Subsequently, the Company and the IRS settled all issues involved in and related to this case.  As a result, the Company reversed $42.6 million of tax reserves in 2006, primarily related to the reassessment of underlying exposures, received a refund of $12.9 million from the IRS, and recorded an additional tax receivable of $4.1 million for interest related to these tax years.  Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax effect of the IRS's audit adjustments.

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

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $38.6 million to $58.7 million as of December 31, 2007. At December 31, 2007 and 2006, Brunswick had reserves for environmental liabilities of $48.0 million and $49.4 million, respectively. There were   environmental provisions of $0.7 million, $0.0 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Asbestos Claims

Brunswick’s subsidiary, Old Orchard Industrial Corp., is a defendant in more than 8,000 lawsuits involving claims of asbestos exposure from products manufactured by Vapor Corporation (Vapor), a former subsidiary that the Company divested in 1990. Virtually all of the asbestos suits involve numerous other defendants. The claims generally allege that the Company sold products that contained components, such as gaskets, which included asbestos, and seek monetary damages. Neither Brunswick nor Vapor is alleged to have manufactured asbestos. Several thousand claims have been dismissed with no payment and no claim has gone to jury verdict. In a few cases, claims have been filed against other Brunswick entities, with a majority of these suits being either dismissed or settled for nominal amounts. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Australia Trade Practices Investigation

In January 2005, Brunswick received a notice to furnish information and documents to the Australian Competition and Consumer Commission (ACCC). A subsequent notice was received in October of 2005.  Following the completion of its investigation in December 2006, the ACCC commenced proceedings against a Brunswick subsidiary, Navman Australia Pty Limited, with respect to its compliance with the Trade Practices Act of 1974 as it pertains to Navman Australia’s sales practices from 2001 to 2005.  The ACCC had alleged that Navman Australia engaged in resale price maintenance in breach of the Act.  In December 2007, the Australian courts approved a settlement in favor of ACCC for approximately $1.3 million.

Chinese Supplier Dispute

Brunswick was involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment.  Zhonglu had asserted counterclaims seeking damages for alleged breach of contract among other claims in August 2007.  The arbitration tribunal issued a ruling in the Company’s favor for a net amount of approximately $0.1 million.

Patent Infringement Dispute

In October 2006, Brunswick was sued by Electromotive, Inc. (Electromotive) in the United States District Court for the Northern District of Virginia.  Electromotive claimed that a number of engines sold by Brunswick’s Mercury Marine business had infringed on an expired patent held by Electromotive related to a method for ignition timing.  On July 27, 2007, a jury returned a verdict in favor of Electromotive in the amount of approximately $3 million.  In October 2007, the Company and Electromotive subsequently reached an agreement to settle the case in lieu of pursuing respective appeals at a level below the verdict.

Brazilian Customs Dispute

In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $14 million related to the importation of Life Fitness products into Brazil.  The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer’s suggested retail price of those goods in the United States.  The assessment consists of duties, penalties and interest on the importation of Life Fitness products into Brazil over the past five years.  Brunswick believes that this determination by the Brazilian Customs Office is without merit and has appealed the assessment.  The Company does not believe that the resolution of this dispute will have a material adverse effect on its consolidated financial condition or results of operations.

Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements of environmental proceedings and other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

Executive Officers of the Registrant

Brunswick’s executive officers are listed in the following table:

Officer	Present Position	Age

Dustan E. McCoy	Chairman and Chief Executive Officer	58
Patrick C. Mackey(A)	Executive Vice President, Chief Operating Officer – Marine and President – Mercury Marine Group	61
Peter G. Leemputte	Senior Vice President and Chief Financial Officer	50
Lloyd C. Chatfield II	Vice President, General Counsel and Secretary	39
Warren N. Hardie	Vice President and President – Brunswick Bowling & Billiards	57
B. Russell Lockridge	Vice President and Chief Human Resources Officer	58
Alan L. Lowe	Vice President and Controller	56
George T. Neill	Vice President and Chief Marketing Officer	41
John E. Stransky	Vice President and President – Life Fitness Division	56

(A)	Mr. Mackey will retire effective March 1, 2008.

There are no familial relationships among these officers. The term of office of all elected officers expires May 7, 2008.  The Executive Officers are appointed from time to time at the discretion of the Chief Executive Officer.

Dustan E. McCoy was named Chairman and Chief Executive Officer of Brunswick in December 2005.  He was Vice President of Brunswick and President – Brunswick Boat Group from 2000 to 2005. From 1999 to 2000, he was Vice President, General Counsel and Secretary of Brunswick.

Patrick C. Mackey was named Executive Vice President and Chief Operating Officer – Marine in January 2007 and was President of Brunswick’s Mercury Marine Group since 2000.   From 2000 to January 2007, he was Vice President of the Company.  He will retire from the Company effective March 1, 2008.

Peter G. Leemputte has been Senior Vice President and Chief Financial Officer of Brunswick since August 2003. He was Vice President and Controller of Brunswick from 2001 to 2003.

Lloyd C. Chatfield II was named Vice President, General Counsel and Secretary of Brunswick in July 2007.  He has been with Brunswick Corporation since 2000 serving in various capacities, most recently as Deputy General Counsel and Managing Director of Mergers and Acquisitions.

Warren N. Hardie was named President – Brunswick Bowling & Billiards in February 2006.  Previously, he was President – Bowling Retail from 1998 to February 2006.

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of Brunswick since 1999.

Alan L. Lowe has been Vice President and Controller of Brunswick since September 2003. Prior to joining Brunswick, he held a number of senior financial positions with FMC Technologies, Inc., including, most recently, Director – Financial Control.

George T. Neill has been Vice President and Chief Marketing Officer of Brunswick since November 2007. Prior to joining Brunswick, he was the Corporate Vice President of Global Marketing for Motorola, Inc. from July 2005 to September 2007. Before he joined Motorola, Inc., he was the Senior Director of Worldwide Marketing Communications with Apple Computer from April 2001 to February 2005.

John E. Stransky was named Vice President and President – Life Fitness Division in February 2006.  He was President – Brunswick Bowling & Billiards from February 2005 to February 2006 and President of the Billiards division from 1998 to 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick’s common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 20 – Quarterly Data in the Notes to Consolidated Financial Statements. As of February 15, 2008, there were 12,999 shareholders of record of the Company’s common stock.

In October 2007, Brunswick announced its annual dividend on its common stock of $0.60 per share, payable in December 2007.  Brunswick intends to continue to pay annual dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company’s stockholders.  Brunswick’s dividend policy may be affected by, among other things, the Company’s views on potential future capital requirements, including those relating to investments and acquisitions.

The Company continues to repurchase shares of its common stock under a program initiated in 2005. Under this program, approximately 11.7 million shares have been repurchased for $397.4 million with a remaining authorization of $240.4 million as of December 31, 2007. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. Brunswick repurchased approximately 4.1 million shares under this program during 2007 for $125.8 million as discussed in Note 19 – Share Repurchase Program in the Notes to Consolidated Financial Statements.  Set forth below is the information regarding the Company’s share repurchases during the fourth quarter of the year ended December 31, 2007:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)

10/01/07 – 10/28/07	—	$ —	—	$ 250,733
10/29/07 – 11/25/07	305,300	$ 21.42	305,300	$ 244,194
11/26/07 – 12/31/07	194,700	$ 19.43	194,700	$ 240,411

Total Share Repurchases	500,000	$ 20.64	500,000	$ 240,411

Performance Graph

Comparison of Five-Year Cumulative Total Return among Brunswick, S&P 500 Index and S&P 500 Global Industry Classification Standard (GICS) Consumer Discretionary Index

	2002	2003	2004	2005	2006	2007
Brunswick	100.00	163.37	257.82	214.59	171.14	93.72
S&P 500 Index	100.00	126.38	137.75	141.88	161.21	166.89
S&P 500 GICS Consumer Discretionary Index	100.00	136.08	152.61	141.38	165.75	142.01

The basis of comparison is a $100 investment at December 31, 2002, in each of (i) Brunswick, (ii) the S&P 500 Index, and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel, and leisure equipment. Brunswick is included in this index and believes the other companies included in this index provide a representative sample of enterprises that are in primary lines of business that are similar to Brunswick.

Item 6.  Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2007, 2006 and 2005, have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2004, 2003 and 2002, have been derived from the consolidated financial statements of the Company that are not included herein. The financial data presented below have been restated to present discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(in millions, except per share data)	2007	2006	2005	2004	2003	2002

Results of operations data
Net sales	$5,671.2	$5,665.0	$5,606.9	$5,058.1	$4,063.6	$3,711.9
Operating earnings	107.2	341.2	468.7	394.8	223.5	197.4
Earnings before interest and taxes	136.3	354.2	524.1	408.4	233.6	200.7
Earnings before income taxes	92.7	309.7	485.9	373.3	204.0	162.4
Earnings from continuing operations	79.6	263.2	371.1	263.8	137.0	104.1

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax (A)	32.0	(129.3)	14.3	6.0	(1.8)	(0.6)
Cumulative effect of changes in accounting principle, net of tax (B)	—	—	—	—	—	(25.1)

Net earnings	$111.6	$133.9	$385.4	$269.8	$135.2	$78.4

Basic earnings (loss) per common share:
Earnings from continuing operations before accounting change	$0.88	$2.80	$3.80	$2.76	$1.50	$1.16
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	0.36	(1.38)	0.15	0.06	(0.02)	(0.01)
Cumulative effect of changes in accounting principle, net of tax (B)	—	—	—	—	—	(0.28)

Net earnings	$1.24	$1.42	$3.95	$2.82	$1.48	$0.87

Average shares used for computation of basic earnings per share	89.8	94.0	97.6	95.6	91.2	90.0

Diluted earnings (loss) per common share:
Earnings from continuing operations before accounting change	$0.88	$2.78	$3.76	$2.71	$1.49	$1.15
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	0.36	(1.37)	0.14	0.06	(0.02)	(0.01)
Cumulative effect of changes in accounting principle, net of tax (B)	—	—	—	—	—	(0.28)

Net earnings	$1.24	$1.41	$3.90	$2.77	$1.47	$0.86

Average shares used for computation of diluted earnings per share	90.2	94.7	98.8	97.3	91.9	90.7

(A)
Earnings (loss) from discontinued operations in 2007 include net gains of $29.8 million related to the sales of the discontinued businesses. Earnings (loss) from discontinued operations in 2006 includes an $85.6 million impairment charge ($73.9 million pre-tax) related to the Company’s announcement in December 2006 that proceeds from the sale of BNT were expected to be less than its book value.  See Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for further details.

(B)
In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $25.1 million ($0.28 per share) charge as the cumulative effect of the change in accounting principle.

(in millions, except per share and other data)	2007	2006	2005	2004	2003	2002

Balance sheet data
Assets of continuing operations	$4,365.6	$4,312.0	$4,414.8	$4,198.9	$3,523.4	$3,306.4
Debt Short-term	$0.8	$0.7	$1.1	$10.7	$23.8	$28.9
Long-term	727.4	725.7	723.7	728.4	583.8	589.5
Total debt	728.2	726.4	724.8	739.1	607.6	618.4
Common shareholders’ equity (C)	1,892.9	1,871.8	1,978.8	1,712.3	1,323.0	1,101.8

Total capitalization (C)	$2,621.1	$2,598.2	$2,703.6	$2,451.4	$1,930.6	$1,720.2

Cash flow data Net cash provided by operating activities of continuing operations	$344.1	$351.0	$421.6	$424.4	$405.7	$413.4
Depreciation and amortization	180.1	167.3	156.3	153.6	149.4	148.4
Capital expenditures	207.7	205.1	223.8	163.8	157.7	112.6
Acquisitions of businesses	6.2	86.2	130.3	248.2	140.0	16.4
Investments	(4.1)	(6.1)	18.1	16.2	39.3	8.9
Stock repurchases	125.8	195.6	76.0	—	—	—
Cash dividends paid	52.6	55.0	57.3	58.1	45.9	45.1

Other data Dividends declared per share	$0.60	$0.60	$0.60	$0.60	$0.50	$0.50
Book value per share (C)	20.99	19.76	20.03	17.60	14.40	12.15
Return on beginning shareholders’ equity	6.0%	6.8%	22.5%	20.4%	12.3%	7.0%
Effective tax rate	14.1%	15.0%	23.6%	29.3%	32.8%	36.0%
Debt-to-capitalization rate (C)	27.8%	28.0%	26.8%	30.2%	31.5%	35.9%
Number of employees	27,050	28,000	26,500	24,745	22,525	20,815
Number of shareholders of record	13,052	13,695	14,143	14,952	15,373	16,605
Common stock price (NYSE) High	$34.80	$42.30	$49.50	$49.85	$32.08	$30.01
Low	17.05	27.56	35.09	31.25	16.35	18.30
Close (last trading day)	17.05	31.90	40.66	49.50	31.83	19.86

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows. GAAP refers to generally accepted accounting principles in the United States. Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A of this Annual Report on Form 10-K.

Overview and Outlook

General

In 2007, Brunswick made significant progress toward achieving its strategic objective to solidify its leadership position in the marine, fitness and bowling & billiards industries by:

•	Introducing high-quality and reliable products with innovative and new technologies in all of Brunswick’s market segments;

•
Distributing products through a model that benefits the Company’s dealers and distributors by providing additional products and services that will make them more successful, improve the customer experience and, in turn, make Brunswick more successful;

•	Focusing on cost reduction initiatives through global sourcing and realignment of Brunswick’s manufacturing operations and organizational structure; and

•	Continuing to expand and enhance Brunswick’s global manufacturing footprint to achieve best-cost positions.

Accomplishments in support of the Company’s strategic objectives in 2007 include:

New products:

–
A suite of products collectively referred to as "MerCruiser 360" and branded Zeus, Axius and Total Command, which focus on maneuverability and handling of recreational marine vessels across a broad range of  pod, sterndrive and inboard vessel applications to address the challenge of handling and close quarters maneuverability of marine vessels;

–
The transition of sterndrive and inboard engines that now incorporate catalytic converters, which reduce their environmental impact and bring the engines into compliance with the regulations adopted by the State of California;

–
New boat models across all boat brands, many of which utilize Brunswick’s High Performance Product Development (HPPD) process to integrate the design, engineering and manufacturing processes from start to finish;

–
New cardiovascular and strength training fitness product offerings, including Life Fitness' all-new Elevation series of treadmills and upgraded cardiovascular equipment that deliver seamless iPod integration; and

–	Continued expansion of the larger Brunswick Zone XL family bowling entertainment centers.

Manufacturing realignment:

–
Adjustments to the manufacturing footprint to streamline operations, including the purchase of a manufacturing facility in Navassa, North Carolina, to expand its capacity to build larger boats and to allow for the closure of the Salisbury, Maryland, facility;

–	Announcement of the closure of the aluminum manufacturing facility in Aberdeen, Mississippi, and shifting of production to other existing aluminum facilities;

–	Completion of the transition of bowling ball manufacturing operations from Muskegon, Michigan, to Reynosa, Mexico; and

–	Completion of the relocation of Brunswick’s Valley-Dynamo manufacturing operations from Richland Hills, Texas, to Reynosa, Mexico, where production commenced in 2007.

Acquisitions:

–
The Company exercised its option to purchase the remaining 51 percent interest of Rayglass Sales & Marketing Limited (Rayglass), a New Zealand company, which expands the global manufacturing footprint of the Company’s marine operations and develops additional international sales opportunities.

International Operations:

–	Increased investments in operations in Europe, the Pacific Rim and Latin America supporting international sales, which now represent approximately 36 percent of net sales from continuing operations.

Returning Value to Shareholders:

–	Continued purchases under a $500 million share repurchase program, buying back approximately 4.1 million shares of Brunswick common stock for approximately $126 million during 2007; and

–	Payment of an annual dividend of $0.60 per share.

Despite its success in executing these objectives, Brunswick saw a decline in its financial performance due to difficult marine market conditions. Net sales from continuing operations in 2007 increased slightly to $5,671.2 million from $5,665.0. Net sales in 2007 were comparable with 2006 net sales as the strong performance outside the United States, growth in the Fitness segment and higher sales of marine parts and accessories were mostly offset by the continued reduction in United States marine industry demand. Organic sales, defined as sales from the Company’s businesses that have operating results in comparable periods, declined 0.3 percent from 2006.

Operating earnings from continuing operations for 2007 of $107.2 million, and operating margins of 1.9 percent, decreased from 2006 operating earnings from continuing operations of $341.2 and operating margins of 6.0 percent, primarily as a result of lower sales from the Boat segment, reduced fixed-cost absorption as a result of reduced production rates in the Company’s marine businesses in an effort to achieve appropriate levels of dealer pipeline inventories, higher raw material and production costs, increased promotional incentives at the Boat segment, and unfavorable mix factors. Also contributing to the decline in both operating earnings and margins was a $66.4 million pre-tax indefinite-lived intangible asset impairment charge recorded during the third quarter of 2007, as discussed in Note 7 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements. These factors were partially offset by successful cost-reduction initiatives, as discussed in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements and the favorable effect of foreign currency translation.  The Company also incurred additional costs for investments in research and development, marketing for new product launches and international operations to support future growth.  See the Results of Operations section below for further discussion.

Discontinued Operations

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

In July 2007, the Company completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P. for net proceeds of $28.8 million, resulting in an after-tax gain of $25.8 million.

The Company has now completed the divestiture of the BNT discontinued operations. With the net asset impairment taken prior to the disposition of the BNT businesses in the fourth quarter of 2006 of $85.6 million, after-tax, and the subsequent 2007 gains of $29.8 million, after-tax, on the BNT business sales, the net impact to the Company of these dispositions was a net loss of $55.8 million, after-tax.

Outlook for 2008

Looking ahead to 2008, the Company expects domestic marine retail demand to be down as compared to 2007.  As a result of this reduction in retail demand, Brunswick will continue its efforts to achieve appropriate levels of dealer inventories by reducing production of boats and marine engines. However, the Company anticipates that sales will benefit from the introduction of new products and the continued growth of sales outside the United States.  Sales for 2008 in both the Fitness and Bowling & Billiards segments are expected to increase as a result of new product launches at the Fitness segment and the continued roll-out of the Brunswick Zone XL model at Bowling & Billiards. These factors provide some insight to expected 2008 sales, which will largely depend on the United States marine industry retail demand, which is difficult to predict.

Operating earnings and margins for 2008 will be adversely affected by the reduction in marine retail demand and the corresponding continued production declines, as discussed above. These actions will have an unfavorable effect on margins due to lower fixed-cost absorption. Additionally, with the restructuring of specific business operations and the potential for further reduction in marine retail demand in 2008, an impairment review of affected business assets may be required. An adverse outcome from a future review could directly affect operating earnings and margins. These factors, along with continued increases in raw materials, production, and freight and distribution costs, are not expected to be fully offset by growth in international operations and cost containment efforts during 2008.  Excluding the effect of any tax-related items that may occur, Brunswick’s effective tax rate in 2008 is expected to increase into the mid-30 percent range as Congress has not yet extended the research and development tax credit into 2008.

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

Acquisitions.  Approximately 0.4 percent of Brunswick’s sales during 2007 can be attributed to incremental sales from the following acquisitions:

Date	Description	Segment

2/16/06	Cabo Yachts, Inc. (Cabo)	Boat
4/26/06	Diversified Marine Products, L.P. (Diversified)	Boat
8/24/07	Rayglass Sales & Marketing Limited (Rayglass) – 51 percent	Marine Engine

Cabo complements the Company’s previous acquisitions of Hatteras Yachts, Inc. and Albemarle Boats, Inc., allowing Brunswick to offer a full range of sportfishing convertibles and motoryachts from 24 to 100 feet. Diversified complements Brunswick’s previous acquisitions of Benrock, Inc., Land ‘N’ Sea Corporation and Kellogg Marine Inc., allowing Brunswick to provide same- or next-day delivery of marine parts and accessories nationwide by expanding the Company’s parts and accessories business to the West Coast of the United States. Rayglass expands the global manufacturing footprint of the marine operations and develops additional international sales opportunities.

Approximately 3.7 percent of Brunswick’s sales during 2006 can be attributed to incremental sales from the following acquisitions:

Date	Description	Segment

2/28/05	Albemarle Boats, Inc. (Albemarle)	Boat
5/27/05	Triton Boat Company, L.P. (Triton)	Boat
6/20/05	Supra-Industria Textil, Lda. (Valiant) – 51 percent	Marine Engine
7/07/05	Kellogg Marine, Inc. (Kellogg)	Boat
9/16/05	Harris Kayot Marine, LLC (Harris Kayot)	Boat
2/16/06	Cabo Yachts, Inc.	Boat
4/26/06	Diversified Marine Products, L.P.	Boat

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

Refer to Note 6 – Acquisitions in the Notes to Consolidated Financial Statements for a detailed description of these acquisitions.

Impairment Charges. The Company experienced a decline in marine industry demand during 2007. As a result of this decline, Brunswick lowered its estimates of the fair value of certain trade names and incurred impairment charges on these indefinite-lived intangible assets. See Note 7 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for further discussion.

Tax Items. The Company reduced its tax provision for the year ended December 31, 2007, by $9.8 million, or $0.11 per diluted share. This was due to favorable deferred tax and tax reserve reassessments of $14.1 million, or $0.16 per diluted share, $2.0 million of benefits recognized in the first quarter related to the Company’s election to apply the indefinite reversal criterion of Accounting Principles Board No. 23, “Accounting for Income Taxes – Special Areas” (APB 23), or $0.02 per diluted share, and $1.4 million of benefits related to amended return filings, or $0.02 per diluted share. These benefits were partially offset by expense related to changes in estimates in prior years’ tax return filings of $5.2 million, or $0.06 per diluted share, and the impact of foreign jurisdiction tax rate reductions on the underlying net deferred tax assets of $2.5 million, or $0.03 per diluted share. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

During 2006, the Company reduced its tax provision primarily due to $47.0 million of tax benefits ($0.50 per diluted share), consisting of $40.2 million of tax reserve reassessments of underlying exposures.  Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further detail.

In 2005, Brunswick reduced its tax provision by $30.8 million ($0.31 per diluted share), primarily as a result of refinements in the calculation of prior years’ extraterritorial income tax benefit, tax reserve reassessments of underlying exposures and the Company’s election to apply the indefinite reversal criterion of APB 23 to the undistributed net earnings of certain foreign subsidiaries.  The Company determined that approximately $37 million of undistributed net earnings from continuing operations, as well as the future net earnings, of these foreign subsidiaries will be indefinitely reinvested in operations outside the United States.  These earnings provided Brunswick with the opportunity to continue to expand its global manufacturing footprint, fund future growth in foreign locations and shift Brunswick’s acquisition focus to Europe and Asia.  The Company’s current intentions satisfy the indefinite reversal criterion of APB 23.  In addition, Brunswick’s 2005 tax rate benefited from the utilization of previously unrecognized capital loss carryforwards applied in connection with the MarineMax, Inc. (Marine Max), investment sale gain discussed below.  See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Investment Sale Gain.  On February 23, 2005, the Company sold its investment of 1,861,200 shares in MarineMax, its largest boat dealer, for $56.8 million, net of $4.1 million of selling costs, which included $1.1 million of accrued expenses. The sale was made pursuant to a registered public offering by MarineMax. As a result of this sale, the Company recorded an after-tax gain of $31.5 million ($0.32 per diluted share) after utilizing previously unrecognized capital loss carryforwards.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005:

				2007 vs. 2006			2006 vs. 2005
				Increase/(Decrease)			Increase/(Decrease)
(in millions, except per share data)	2007	2006	2005	$	%		$	%

Net sales	$5,671.2	$5,665.0	$5,606.9	$6.2	0.1%		$58.1		1.0%
Gross margin (A) (B)	$1,143.1	$1,225.7	$1,321.6	$(82.6)	(6.7)%		$(95.9)		(7.3)%
Impairment charges	$66.4	$—	$—	$66.4	NM		$—		—%
Operating earnings (B)	$107.2	$341.2	$468.7	$(234.0)	(68.6)%		$(127.5)		(27.2)%
Net earnings	$79.6	$263.2	$371.1	$(183.6)	(69.8)%		$(107.9)		(29.1)%

Diluted earnings per share	$0.88	$2.78	$3.76	$(1.90)	(68.3)%		$(0.98)		(26.1)%

Expressed as a percentage of Net sales
Gross margin (B)	20.2%	21.6%	23.6%		(140	)bpts		(200	)bpts
Selling, general and administrative expense (B)	14.7%	13.3%	13.0%		140	bpts		30	bpts
Impairment charges	1.2%	—%	—%		120	bpts		—	bpts
Research & development expense	2.4%	2.3%	2.2%		10	bpts		10	bpts
Operating margin (B)	1.9%	6.0%	8.4%		(410	)bpts		(240	)bpts
__________

bpts = basis points
NM = not meaningful

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

(B)
Operating earnings for the year ended December 31, 2007, included a $22.2 million pre-tax restructuring charge, of which $14.7 million was recorded as Cost of sales and reflected in Gross margin. Operating earnings for the year ended December 31, 2006, included a $17.1 million pre-tax restructuring charge, of which $7.6 million was recorded as Cost of sales and reflected in Gross margin. Total pre-tax restructuring charges were $18.9 million, with the remaining $1.8 million balance recorded against equity earnings. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details regarding these charges.

2007 vs. 2006

The increase in net sales was primarily due to the strong performance of boat and engine sales outside the United States, higher Fitness segment sales resulting from increased sales volumes, higher sales of marine parts and accessories, and sales gains at bowling retail centers. These factors slightly outpaced the impact of continued reduction in United States marine industry demand. Organic sales decreased 0.3 percent in 2007 compared with 2006, primarily due to lower United States retail demand for marine products.

Sales outside the United States increased $214.0 million to $2,016.4 million in 2007, with the largest contributions coming from the European region, which increased $113.9 million to $1,038.9 million, the Latin American region, which increased $38.3 million to $196.6 million, and the Asia Pacific region, which increased $35.0 million to $338.2 million.  This growth was largely attributable to higher sales of engines, fitness equipment and boats.

Brunswick’s gross margin percentage decreased 140 basis points in 2007 to 20.2 percent from 21.6 percent in 2006.  This decrease was the result of lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand; higher raw material and component costs; increased promotional incentives, restructuring expenses and unfavorable warranty experiences in the Boat segment; and a mix shift toward lower horsepower four-stroke engines manufactured by a joint venture that carry lower margins. These unfavorable factors were partially offset by successful cost-reduction efforts, the benefit of a weaker dollar and increased world-wide sales volume in the Fitness segment.

        Operating expenses increased $151.4 million to $1,035.9 million in 2007, due to the $66.4 million impairment charge taken on indefinite-lived intangible assets, as discussed in Note 7 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements, higher variable compensation expense, inflation and the effects of a weaker dollar, the absence of the gains on sales of property sold in 2006 and the absence of a favorable settlement with an insurance carrier on environmental coverage received in 2006.

Operating earnings decreased to $107.2 million in 2007 from $341.2 million in 2006.  The decrease in operating earnings was mainly due to the decline in Boat segment sales volumes and the unfavorable factors affecting gross margin and operating expenses discussed above.

Equity earnings increased $6.4 million to $21.3 million in 2007. The increase in equity earnings was mainly the result of additional earnings from the Company’s CMD joint venture.

In August 2007, the Company settled a legal claim against a third-party service provider. The settlement resulted in $7.1 million of income, net of legal fees, and was reflected in Other income (expense), net for the period.

Interest expense decreased $8.2 million to $52.3 million in 2007 compared with 2006, primarily as a result of lower debt levels in 2007. In July 2006, the Company issued $250 million of notes due in 2009 to fund the maturity of $250 million of notes due in December 2006, as described in Note 14 – Debt in the Notes to Consolidated Financial Statements. Interest income decreased $7.3 million to $8.7 million in 2007 compared with 2006 primarily as a result of income earned in 2006 on the proceeds from the aforementioned notes issued in July 2006.

In 2007, the Company’s effective tax rate of 14.1 percent was lower than the statutory rate primarily due to benefits from $12.7 million related to reassessments of the deductibility of restructuring reserves and depreciation timing differences; foreign earnings in tax jurisdictions with lower effective tax rates; and a research and development tax credit. These benefits were partially offset by $3.8 million of additional taxes related to changes in estimates related to prior year’s filings, as discussed in Note 10 – Income Taxes in the Notes to Consolidated Financial Statements.

During the year ended December 31, 2006, the Company recognized tax benefits of $47.0 million, consisting primarily of $40.2 million of tax reserve reassessments of underlying exposures, as discussed in Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Net earnings and diluted earnings per share decreased primarily due to the same factors discussed above in operating earnings.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 90.2 million in 2007 from 94.7 million in 2006.  The decrease in average shares outstanding was primarily due to the repurchase of 4.1 million shares during 2007, as discussed in Note 19 – Share Repurchase Program in the Notes to Consolidated Financial Statements.

Sales from discontinued operations were $99.7 million during 2007, compared with $306.3 million during 2006. Sales declined significantly as a result of the sales of BNT’s marine electronics and PND businesses, which were disposed of during the first quarter of 2007 and the BNT wireless fleet tracking business, which was sold in July 2007. The July sale completed the disposal of the BNT businesses. The discontinued operations generated after-tax earnings from the BNT business operations, excluding the gains on the sales of the businesses, of $2.2 million in 2007, compared with after-tax operating losses, which include impairment charges of $85.6 million after-tax, of $43.7 million during 2006. The 2007 earnings from these operations were almost exclusively related to post-closing income tax adjustments as a result of the finalization of BNT sales agreements. The comparable 2006 loss was the result of costs associated with reducing inventories and maintaining competitive pricing in the marketplace.

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively, for net proceeds of $40.6 million. A $4.0 million after-tax gain was recognized with the divestiture of these businesses in 2007.

In July 2007, the Company completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P. for net proceeds of $28.8 million, resulting in an after-tax gain of $25.8 million.

The Company has now completed the divestiture of the BNT discontinued operations. With the net asset impairment taken prior to the disposition of the BNT businesses in the fourth quarter of 2006 of $85.6 million, after-tax, and the subsequent 2007 gains of $29.8 million, after-tax, on the BNT business sales, the net impact to the Company of these dispositions was a net loss of $55.8 million, after-tax.

2006 vs. 2005

The increase in sales was primarily due to $210.2 million from acquisitions completed in 2006 and 2005 in the Boat and Marine Engine segments, higher Fitness segment sales resulting from increased sales volumes and improved product mix, and sales gains at bowling retail centers.  Organic sales decreased 2.7 percent in 2006, primarily due to lower retail demand for marine products compared with 2005, especially with respect to sales of domestic outboard engines and fiberglass boats.  These decreases were partially offset by growth in non-U.S. sales in the Boat, Marine Engine and Fitness segments, as well as favorable pricing.

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

Operating expenses increased $31.6 million to $884.5 million in 2006, primarily due to the effect of acquisitions; the $9.5 million restructuring charge recorded in the fourth quarter of 2006 as discussed above; the unfavorable effect of inflation on wages and benefits; the absence of a reduction in Marine Engine segment bad debt reserves that occurred in the third quarter of 2005 resulting from improved credit experience in international markets; a reduction in gains associated with the sale of bowling centers; and increased investments in research and development expenses, particularly in the Marine Engine and Fitness segments.  These increases were partially offset by reduced variable compensation expense; a favorable settlement with an insurance carrier on environmental coverage; the absence of legal expenses incurred in 2005 related to a dispute with a supplier in China as discussed in Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements; lower costs associated with the transition of bowling ball production from Michigan to Reynosa, Mexico; and other cost-reduction initiatives.

Operating earnings decreased to $341.2 million in 2006 from $468.7 million in 2005.  The decrease in operating earnings was mainly due to the decline in sales volumes and the factors affecting gross margin and operating expenses discussed above.  The decrease was partially offset by contributions from acquisitions, the benefit of a weaker dollar and cost-reduction initiatives.

In the first quarter of 2005, Brunswick sold 1,861,200 shares of common stock of MarineMax, its largest boat dealer.  Proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses.  Brunswick recorded a pre-tax gain of $38.7 million on the sale.  Refer to Note 8 – Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

Interest expense increased $7.3 million in 2006 compared with 2005, primarily due to additional interest incurred on the $250 million floating rate notes issued in July 2006, as described in Note 14 – Debt in the Notes to Consolidated Financial Statements, coupled with the unfavorable effects of higher short-term interest rates compared with the prior year.  Interest income increased $1.0 million in 2006 from 2005 due to a higher average invested cash balance as a result of proceeds from the floating rate notes issuance during the second half of 2006, as well as increasing rates of return on invested cash balances.

Brunswick’s effective tax rate in 2006 decreased to 15.0 percent from 23.6 percent in 2005, mostly due to higher tax benefits in 2006 compared with the prior year.  During the year ended December 31, 2006, the Company recognized tax benefits of $47.0 million, consisting primarily of $40.2 million of tax reserve reassessments of underlying exposures as discussed in Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

In 2005, the Company recognized $30.8 million of tax benefits, primarily due to refinements in the calculation of prior years’ extraterritorial income tax benefit, the reassessment of tax reserves for underlying exposures and the Company’s APB 23 assertion to indefinitely reinvest the undistributed net earnings of certain foreign subsidiaries, as discussed above.  In addition, Brunswick utilized previously unrecognized capital loss carryforwards on the gain on the sale of MarineMax stock as discussed above.  The 2005 tax rate was further affected by foreign earnings in lower effective tax rate jurisdictions.  Refer to Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for further details with respect to these tax benefits.  Both the 2006 and 2005 effective tax rates were lower than the statutory rate as a result of the research and development tax credit and the extraterritorial income tax benefit.

Net earnings and diluted earnings per share decreased primarily due to the same factors discussed above in operating earnings.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 94.7 million in 2006 from 98.8 million in 2005.  The decrease in average shares outstanding was primarily due to the repurchase of approximately 5.6 million shares during 2006, as well as the full-year benefit of 2005 share repurchases, as discussed in Note 19 – Share Repurchase Program in the Notes to Consolidated Financial Statements.

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

Segments

The Company operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards.   Refer to Note 5 – Segment Information in the Notes to Consolidated Financial Statements for details on the operations of these segments.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2007, 2006 and 2005:

				2007 vs. 2006			2006 vs. 2005
				Increase/(Decrease)			Increase/(Decrease)
(in millions)	2007	2006	2005	$	%		$		%

Net sales	$2,690.9	$2,864.4	$2,783.4	$(173.5)	(6.1)%		$81.0		2.9%
Impairment charges(A)	$66.4	$—	$—	$66.4	NM		$—		—%
Operating earnings (A)	$(81.4)	$135.6	$192.5	$(217.0)	NM		$(56.9)		(29.6)%
Operating margin	(3.0)%	4.7%	6.9%		(770	)bpts		(220	)bpts
Capital expenditures	$94.9	$75.8	$74.7	$19.1	25.2%		$1.1		1.5%
__________

bpts=basis points
NM = not meaningful

(A)
Consolidated operating earnings for the years ended December 31, 2007 and 2006, included restructuring charges, as discussed in the Consolidated Results of Operations above, of which $15.9 million and $4.2 million were recorded in the Boat segment for the years ended December 31, 2007 and 2006, respectively.

2007 vs. 2006

The decrease in Boat segment net sales was largely attributable to the impact of reduced marine retail demand in United States markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories. Increased promotional incentives also contributed to lower net sales. Sales were positively affected by growth outside the United States and gains in the Boat segment’s parts and accessories business. Additionally, sales were favorably affected by acquisitions completed in 2007 and 2006. Excluding incremental sales of $14.5 million from acquired businesses, organic Boat segment sales declined by 6.6 percent.

Boat segment operating earnings decreased from 2006, primarily due to a decrease in sales volume and the $66.4 million pre-tax impairment charges taken on certain indefinite-lived intangible assets, as discussed in Note 7 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements. Additionally, increased promotional incentives, higher raw material costs, higher restructuring costs, increased variable compensation expense and additional warranty costs contributed to the decline in operating earnings.

Capital expenditures increased in 2007 as a result of the acquisition of a boat manufacturing facility in Navassa, North Carolina, which offers the Company the ability to manufacture cruisers and other large boats as well as increased manufacturing flexibility, productivity and efficiency. Other than the acquisition of the manufacturing facility in 2007 and a marina in 2006, the 2007 and 2006 capital expenditures were largely attributable to tooling costs for the production of new models across all boat brands.

2006 vs. 2005

The increase in Boat segment sales was mainly attributable to $201.1 million from acquisitions completed in 2006 and 2005.  Organic Boat segment sales declined by 4.3 percent from the prior year primarily due to reduced marine retail demand in domestic markets, as well as lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories.  Increased promotional incentives, particularly for some higher-margin fiberglass boat lines, also contributed to lower sales.  The sales decrease was partially offset by favorable pricing and improved sales in non-U.S. markets, most notably Canada and Latin America.

Boat segment operating earnings decreased from 2005 as the favorable effect of slightly higher sales, together with successful cost control efforts and lower variable compensation expense, was more than offset by  $24.1 million of operating expenses from acquisitions, lower fixed-cost absorption as a result of reduced production levels across the segment’s brands, an unfavorable shift in product mix as sales volumes decreased in some of the higher-margin fiberglass boat lines, higher raw material and production costs and increased freight expenses. In addition, a $4.2 million restructuring charge was recorded against Boat segment operating earnings during the fourth quarter of 2006, related to the consolidation of certain US Marine and Lund boat manufacturing facilities, sales offices and distribution centers to streamline operations.

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

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2007, 2006 and 2005:

				2007 vs. 2006			2006 vs. 2005
				Increase/(Decrease)			Increase/(Decrease)
(in millions)	2007	2006	2005	$		%	$		%

Net sales	$2,357.5	$2,271.3	$2,300.6	$86.2		3.8%	$(29.3)		(1.3)%
Operating earnings (A)	$183.7	$193.8	$250.5	$(10.1)		(5.2)%	$(56.7)		(22.6)%
Operating margin (A)	7.8%	8.5%	10.9%		(70	)bpts		(240	)bpts
Capital expenditures	$54.8	$72.5	$91.5	$(17.7)		(24.4)%	$(19.0)		(20.8)%
__________

bpts=basis points

(A)
Consolidated operating earnings for the years ended December 31, 2007 and 2006, included restructuring charges, as discussed in the Consolidated Results of Operations above, of which $3.4 million and $9.5 million were recorded in the Marine Engine segment for the years ended December 31, 2007 and 2006, respectively.

2007 vs. 2006

Net sales recorded by the Marine Engine segment increased compared with 2006. The increase was the result of sales growth outside the United States across all major regions, volume increases in the low horsepower four-stroke engines manufactured by a joint venture, the favorable effect of foreign currency translation and higher engine pricing. This increase was partially offset by a slight decline in sales within the United States.

Marine Engine segment operating earnings decreased in 2007 as a result of increases in raw materials costs and other inflationary effects, concentration of sales in lower margin products, higher variable compensation expense, costs related to inventory adjustments, an adverse settlement related to a patent infringement lawsuit and the absence of a favorable settlement with an insurance carrier on environmental coverage received in 2006. This decrease was partially offset by the impact of increased net sales outside the United States, the favorable effect of foreign currency translation, increased manufacturing efficiencies in outboard engine manufacturing, favorable warranty experience in 2007 and reduced promotional incentives.

The decrease in capital expenditures was primarily attributable to investments in 2006 associated with the completion of a second four-stroke outboard production line, plant expansions for die cast operations and investments in information technology.

2006 vs. 2005

Sales recorded by the Marine Engine segment decreased slightly from 2005, mainly due to a decline in domestic outboard engine sales volume compared with a stronger marine environment in the prior year, as well as efforts to reduce pipeline inventories held by customers.  These factors were partially offset by higher engine pricing; international sales growth, especially in European and Latin American markets; an acquisition completed in 2005; a greater mix of low-emission outboard engines, which have higher prices; and the favorable effect of foreign currency translation.

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

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2007, 2006 and 2005:

				2007 vs. 2006			2006 vs. 2005
				Increase/(Decrease)			Increase/(Decrease)
(in millions)	2007	2006	2005	$	%		$	%

Net sales	$653.7	$593.1	$551.4	$60.6	10.2%		$41.7	7.6%
Operating earnings	$59.7	$57.8	$56.1	$1.9	3.3%		$1.7	3.0%
Operating margin	9.1%	9.7%	10.2%		(60	)bpts		(50	)bpts
Capital expenditures	$11.8	$11.0	$11.2	$0.8	7.3%		$(0.2)	(1.8	) %
__________

bpts=basis points

2007 vs. 2006

The increase in Fitness segment net sales was largely attributable to commercial equipment sales growth in the United States and Europe, as health clubs continued to expand, as well as consumer equipment sales growth in Europe. Additionally, favorable foreign currency translation led to higher sales in 2007 as compared with 2006. The sales growth in 2007 was partially offset by competitive pricing pressures in markets outside the United States.

The Fitness segment benefited from sales volume growth in commercial products, higher contributions from the resale of certified pre-owned fitness equipment in Europe and a decline in United States freight and installation costs. These benefits to operating earnings were partially offset by a mix shift in sales toward lower margin products in the United States and Europe, the unfavorable effect of inflation on wages and benefits, higher research and development and marketing costs related to the launch of new cardiovascular products and higher product warranty costs.

2007 capital expenditures were related to continued investments in a new line of cardiovascular products while capital expenditures in 2006 were primarily related to investment in an engineering research and development facility.

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

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2007, 2006 and 2005:

				2007 vs. 2006			2006 vs. 2005
				Increase/(Decrease)			Increase/(Decrease)
(in millions)	2007	2006	2005	$	%		$	%

Net sales	$446.9	$458.3	$464.5	$(11.4)	(2.5	) %	$(6.2)	(1.3)%
Operating earnings (A)	$16.5	$22.1	$37.2	$(5.6)	(25.3	) %	$(15.1)	(40.6)%
Operating margin (A)	3.7%	4.8%	8.0%		(110	)bpts		(320	)bpts
Capital expenditures	$41.6	$43.7	$36.8	$(2.1)	(4.8	) %	$6.9	18.8%
__________

bpts=basis points

(A)
Consolidated operating earnings for the years ended December 31, 2007 and 2006, included restructuring charges, as discussed in the Consolidated Results of Operations above, of which $2.8 million and $2.7 million were recorded in the Bowling & Billiards segment for the years ended December 31, 2007 and 2006, respectively.

2007 vs. 2006

Bowling & Billiards segment net sales in 2007 decreased from prior year levels, primarily due to declines in sales of bowling products as a result of difficult market conditions; operational inefficiencies at the Reynosa, Mexico bowling ball facility; the absence of sales related to instant redemption games, where Brunswick’s supplier modified its distribution channel and began selling directly to retail entertainment centers; the loss of sales from divested bowling centers and a decline in Valley-Dynamo coin-operated billiards table sales. This decrease has been partially offset by increased sales at three new Brunswick Zone XL centers and higher revenues at existing bowling centers.

The decrease in 2007 operating earnings was attributable to lower sales, additional costs associated with operational inefficiencies of the Reynosa bowling ball plant, write-downs taken on certain bowling center fixed assets where the carrying value was not expected to be fully recoverable, the absence of earnings from the instant redemption games discussed above, the lack of gains from sales of bowling centers in 2006 and higher costs associated with the start-up of three new Brunswick Zone XL centers noted above. This decrease was partially offset by the absence of 2006 losses from bowling centers disposed of during 2007 and improved warranty experience related to bowling products.

Decreased capital expenditures in 2007 were driven by reduced spending for the new bowling ball manufacturing facility in Reynosa, Mexico, partially offset by capital expenditures associated with three new Brunswick Zone XL centers opened in 2007 compared with one in 2006.

2006 vs. 2005

Bowling & Billiards segment sales decreased from prior year levels as the benefits of increased bowling center revenues and higher sales volumes of home billiards tables were offset by lower sales of bowling equipment and Valley-Dynamo coin-operated billiards tables.  Sales growth at bowling retail centers was primarily due to improved traffic at existing retail centers, as well as the addition of two new Brunswick Zone XL centers, partially offset by operating five fewer bowling centers in 2006 versus the prior year.  Bowling equipment sales decreased from 2005, when there were several large one-time shipments to international customers.  In addition, bowling equipment sales were adversely affected by start-up production inefficiencies related to the transition of bowling ball manufacturing from Muskegon, Michigan to Reynosa, Mexico.

The decrease in operating earnings was largely attributable to a reduction in gains associated with the sale of bowling centers in 2006, compared with 2005, and start-up costs associated with the transition of the segment’s bowling ball and Valley-Dynamo manufacturing operations to Reynosa, Mexico.  Bowling ball production at the Reynosa facility commenced in 2006, while Valley-Dynamo operations in Reynosa commenced in early 2007.  Additionally, a $2.7 million restructuring charge was recorded against Bowling & Billiards segment operating earnings during the fourth quarter of 2006, primarily related to severance costs and other expenses associated with actions to streamline operations.  These items were partially offset by reduced variable compensation expenses and the absence of legal fees incurred in 2005 related to a dispute with a supplier in China as discussed in Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Increased capital expenditures in 2006 were driven by higher investments in the new manufacturing facilities in Reynosa as well as higher capital spending for new Brunswick Zone XL bowling centers.

Cash Flow, Liquidity and Capital Resources

For the year ended December 31, 2007, the Company changed its presentation of the consolidated statements of cash flows to include net earnings and net earnings (loss) from discontinued operations. Accordingly, the Company revised the 2006 and 2005 consolidated statements of cash flows. Net cash flows from operating, investing and financing activities have not changed.

The following table sets forth an analysis of free cash flow for the years ended December 31, 2007, 2006 and 2005:

(in millions)	2007	2006	2005

Net cash provided by operating activities of continuing operations	$344.1	$351.0	$421.6
Net cash provided by (used for):
Capital expenditures	(207.7)	(205.1)	(223.8)
Proceeds from investment sale	—	—	57.9
Proceeds from the sale of property, plant and equipment	10.1	7.2	13.4
Other, net	25.6	(0.4)	(1.2)

Free cash flow from continuing operations *	$172.1	$152.7	$267.9
__________

*
The Company defines Free cash flow from continuing operations as cash flow from operating and investing activities of continuing operations (excluding acquisitions and investments) and excluding financing activities.  Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2007 vs. 2006

In 2007, net cash provided by operating activities of continuing operations totaled $344.1 million, compared with $351.0 million in 2006.  This decrease was caused by a $142.1 million decline in net earnings from continuing operations, adjusted for the non-cash pre-tax impairment charge of $66.4 million ($41.5 million after-tax).  The decrease in net earnings from continuing operations was primarily offset by more favorable changes in working capital between periods as the Company experienced a $3.5 million decrease in working capital, defined as non-cash current assets less current liabilities, in 2007 versus a $92.8 million increase in 2006.  The favorable change in working capital was driven by a decrease in cash variable compensation payouts during 2007, as well as increased accrued promotional incentives in the Boat and Engine segments, compared with prior year.  These factors were partially offset by operating cash used to fund inventory increases in 2007, compared with 2006.  Although production rates were lowered to help achieve reduced levels of marine pipeline inventories, increases in inventory balances exceeded those in the prior year as a result of the reduction in retail demand for both boats and engines, higher engine inventories to support growth in markets outside the United States, acquisitions completed during 2006 and the ramp up of production at the Company’s Hatteras facility in Swansboro, North Carolina, which opened in late 2005, as well as the Navassa facility acquired in July 2007. Additionally, accounts receivable balances increased due to growth in marine sales outside the United States, which carry longer terms.

Cash flows from investing activities included capital expenditures of $207.7 million in 2007, which increased from $205.1 million in 2006. Significant capital expenditures in 2007 included the purchase of a new boat manufacturing facility in Navassa, North Carolina, tooling expenditures for new models and product innovations in the Boat and Fitness segments and higher capital spending for new Brunswick Zone XL centers and existing bowling centers.

The Company expects investments for capital expenditures in 2008 to be below 2007 levels.  Approximately 60 percent of the capital spending is anticipated to be for investments in new and upgraded products and the construction of new Brunswick Zone XL centers, with the remainder targeted towards cost reductions, plant capacity expansions and investments in information technology.

Cash paid for acquisitions, net of cash acquired, totaled $6.2 million and $86.2 million in 2007 and 2006, respectively.  See Note 6 – Acquisitions in the Notes to Consolidated Financial Statements for further details on Brunswick’s acquisitions.  Brunswick received $4.1 million from its joint ventures, net of investments, in 2007 compared with $6.1 million, net of investments, in 2006.  Additionally, cash flows from investing activities in 2007 benefited from the Company’s receipt of proceeds on notes associated with divestitures that occurred in previous years.

Cash flows from financing activities of continuing operations resulted in a use of cash of $167.8 million in 2007 compared with $235.7 million in 2006.  This change was primarily due to the Company’s share repurchase program, under which the Company repurchased 4.1 million shares for $125.8 million in 2007, compared with repurchases of approximately 5.6 million shares for $195.6 million in 2006. See Note 19 – Share Repurchase Program in the Notes to Consolidated Financial Statements for further details. The Company received $10.8 million from stock options exercised in 2007, compared with $15.9 million during the same period in 2006.  An annual dividend of $0.60 per share was declared and paid in both 2007 and 2006, resulting in dividend payments of $52.6 million and $55.0 million, respectively.

Cash and cash equivalents totaled $331.4 million as of December 31, 2007, an increase of $48.0 million from $283.4 million at December 31, 2006. Total debt as of December 31, 2007, and December 31, 2006, was $728.2 million and $726.4 million, respectively.  Brunswick’s debt-to-capitalization ratio decreased slightly to 27.8 percent as of December 31, 2007, from 28.0 percent as of December 31, 2006.

The Company has a $650.0 million long-term revolving credit facility (Facility) with a group of banks, as described in Note 14 - Debt in the Notes of Consolidated Financial Statements, that serves as support for commercial paper borrowings. The Facility has a term of five years, with provisions to extend the term for an additional one year on each anniversary of the Facility, with consent of the lenders.  In May 2007, the Company amended the Facility agreement, resulting in a one-year extension of the term through May 5, 2012.  Of the $650.0 million Facility, there are $55.0 million of commitments which expire on May 5, 2011; however, the Company has the right to replace these commitments with new lenders at any time. There were no borrowings under the Facility during 2007 or 2006, and the Facility continues to serve as support for any outstanding commercial paper borrowings.  The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. At December 31, 2007, the Company had $53.8 million in outstanding letters of credit under the Facility compared with $63.2 million at December 31, 2006.  The Company had borrowing capacity of $596.2 million under the terms of this agreement as of December 31, 2007, net of outstanding letters of credit.  Under the terms of the Facility, Brunswick is subject to a leverage test, as well as restrictions on secured debt.  The Company was in compliance with these covenants at December 31, 2007.  The borrowing rate, as calculated in accordance with the Facility, was 5.1 percent as of December 31, 2007.  In addition, the Company has $200.0 million available under its universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

The aggregate funded status of the Company’s qualified pension plans, measured as a percentage of the projected benefit obligation, improved to 99.9 percent in 2007 from 96.7 percent in 2006 primarily as a result of positive asset returns in 2007, and the favorable impacts of an increase in the discount rate and demographic gains on the determination of the projected benefit obligation in 2007, partially offset by the impact of updating expected mortality assumptions. As of December 31, 2007, the Company’s qualified pension plans were underfunded on an aggregate projected benefit obligation basis by a net balance of $0.1 million.  See Note 15 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The Company contributed $2.6 million and $2.4 million to fund benefit payments in its nonqualified plan in 2007 and 2006, respectively. The Company was not required to make contributions to its qualified pension plans in 2007.  During 2006, the Company funded $15.0 million of discretionary contributions into its qualified pension plans.

Brunswick’s financial flexibility and access to capital markets are supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities.  Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

2006 vs. 2005

In 2006, net cash provided by operating activities of continuing operations totaled $351.0 million, compared with $421.6 million in 2005. This decrease was primarily caused by a $107.9 million decline in net earnings from continuing operations, including a $31.5 million after-tax gain from the sale of the Company’s investment in MarineMax recognized in 2005.  The proceeds recognized on this sale are presented in investing activities.  See Note 8 – Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

Brunswick also used operating cash flow to increase working capital by $92.8 million in 2006 versus a $53.6 million increase in 2005.  The cash used to fund working capital in 2006 was primarily due to lower variable compensation accruals year over year and an increase in inventory, as domestic retail demand for marine products slowed in 2006.  Inventory balances also increased as a result of acquisitions completed during the year; higher raw material and work-in-process balances associated with increased order rates at the Company’s Hatteras facility in Swansboro, North Carolina, which opened in 2005; and sales growth and new product introductions in the Fitness segment.

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

Cash paid for acquisitions, net of debt and cash acquired, totaled $86.2 million and $130.3 million in 2006 and 2005, respectively. See Note 6 – Acquisitions in the Notes to Consolidated Financial Statements for further details on Brunswick’s acquisitions.  Additionally, Brunswick received $6.1 million from its joint ventures, net of investments, in 2006 compared with net investments of $18.1 million in 2005.  These joint ventures are discussed further in Note 8 – Investments in the Notes to Consolidated Financial Statements.

In 2005, Brunswick sold 1,861,200 shares of common stock of MarineMax, its largest boat dealer. Pre-tax proceeds from this stock sale totaled $56.8 million, net of $4.1 million of selling expenses, which included $1.1 million of accrued expenses.  This sale generated $51.5 million of after-tax cash flow for the Company, which was used for general corporate purposes. See Note 8 – Investments in the Notes to Consolidated Financial Statements for details on the sale of this investment.

Cash flows from financing activities of continuing operations used cash of $235.7 million in 2006, compared with $122.2 million in 2005.  This change was primarily due to the Company’s stock repurchase plan, which resulted in expenditures of $195.6 million to buy back approximately 5.6 million shares of Brunswick’s common stock in 2006, compared to the 2005 buyback of $76.0 million for approximately 1.9 million shares.  The Company received $15.9 million from stock options exercised in 2006, compared with $17.1 million during 2005.  An annual dividend of $0.60 per share was declared and paid in both 2006 and 2005, resulting in dividend payments of $55.0 million and $57.3 million, respectively.

Cash and cash equivalents totaled $283.4 million as of December 31, 2006, a decrease of $204.3 million from the $487.7 balance in 2005. Total debt as of December 31, 2006, increased $1.6 million to $726.4 million versus $724.8 million at December 31, 2005.  Brunswick’s debt-to-capitalization ratio increased to 28.0 percent as of December 31, 2006, compared with 26.8 percent as of December 31, 2005. The increase was largely attributable to the Company’s adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which resulted in a $60.7 million decrease to common shareholders’ equity, as described in Note 15 – Postretirement Benefits in the Notes to Consolidated Financial Statements.

Brunswick has a $650.0 million revolving credit facility, as described in Note 14 – Debt in the Notes to Consolidated Financial Statements, that serves as support for commercial paper borrowings.  There were no borrowings under the Facility during 2006.  The Company has the ability to issue up to $150.0 million in letters of credit under the Facility.  At December 31, 2006, the Company had $63.2 million in outstanding letters of credit under the Facility, including $46.4 million for continuing operations.  Net of these issued letters of credit, the Company had borrowing capacity of $586.8 million under the terms of the Facility at December 31, 2006.  Under the terms of the Facility, Brunswick is subject to a leverage test, as well as restrictions on secured debt.  The Company was in compliance with these covenants at December 31, 2006.  The borrowing rate, as calculated in accordance with the Facility, was 5.62 percent as of December 31, 2006. Brunswick also has $200.0 million available under a universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

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

For 2006, Brunswick contributed $17.4 million into its defined benefit plans, compared with $27.4 million of contributions in 2005.  These amounts include contributions to fund payments made under the nonqualified plans of $2.4 million in 2006 and 2005.   See Note 15 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

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

Financial Services

A Company subsidiary, Brunswick Financial Services Corporation (BFS), owns 49 percent of a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC) owns the remaining 51 percent.  Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to Brunswick’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

BFS’s contributed equity is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement.  BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Consolidated Balance Sheets. The Company’s investment in BAC is determined by cash contributions and reinvested earnings.  In 2007, the Company received a net distribution of $3.6 million compared with a net distribution of $1.6 million in 2006 and a net contribution of $16.3 million in 2005.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Income.

BAC is funded in part through a loan from GE Commercial Distribution Finance Corporation and a securitization facility arranged by GECC, and in part by a cash equity investment from both partners. BFS’s total investment in BAC at December 31, 2007 and 2006 was $47.0 million and $50.6 million, respectively.  BFS’s exposure to losses associated with BAC is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $12.7 million, $13.2 million and $9.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  These amounts exclude the discount expense on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Accounts receivable totaling $887.3 million, $832.0 million and $913.3 million were sold to BAC in 2007, 2006 and 2005 respectively.  Discounts of $8.0 million, $7.6 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income.  The outstanding balance of receivables sold to BAC was $93.1 million as of December 31, 2007, up from $80.0 million as of December 31, 2006.  Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $2.7 million, $2.2 million and $2.6 million in 2007, 2006 and 2005, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of December 31, 2007 and 2006, the Company had a retained interest in $46.4 million and $31.5 million of the total outstanding accounts receivable sold to BAC, respectively.   The Company’s maximum exposure as of December 31, 2007 and 2006, related to these amounts was $28.9 million and $16.9 million, respectively.   In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.  Accordingly, the amount of the Company’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets.  These balances are included in the amounts in Note 11 – Commitments and Contingencies.

Off-Balance Sheet Arrangements

Guarantees.  Based on historical experience and current facts and circumstances, and in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has reserves to cover potential losses associated with guarantees and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant. See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of these arrangements.

Contractual Obligations

The following table sets forth a summary of the Company’s contractual cash obligations for continuing operations as of December 31, 2007:

	Payments due by period
		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years

Contractual Obligations
Long-term debt (1)	$728.2	$0.8	$251.5	$151.8	$324.1
Interest payments on long-term debt	469.0	42.5	67.4	50.0	309.1
Operating leases (2)	201.6	49.2	76.7	40.2	35.5
Purchase obligations (3)	248.3	242.5	4.0	1.8	—
Deferred management compensation (4)	58.0	9.2	15.3	7.3	26.2
Other tax liabilities (5)	2.9	1.2	1.7	—	—
Other long-term liabilities (6)	210.3	23.9	78.3	21.9	86.2

Total contractual obligations	$1,918.3	$369.3	$494.9	$273.0	$781.1
__________

(1)	See Note 14 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company’s debt.

(2)	See Note 18 – Leases in the Notes to Consolidated Financial Statements for additional information on the Company’s operating leases.

(3)	Purchase obligations represent agreements with suppliers and vendors at the end of 2007 for raw materials and other supplies as part of the normal course of business.

(4)
Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability and to be primarily paid out more than five years from December 31, 2007.

(5)
Represents the liability reported in accordance with the Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As of December 31, 2007, the Company’s liability for uncertain income tax positions was $44.4 million including interest. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

(6)
Other long-term liabilities include amounts reflected on the balance sheet, which primarily includes certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties and are treated as a secured obligation under SFAS No. 140, postretirement benefit obligations, and obligations under deferred revenue arrangements.

Legal Proceedings

See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements related to legal and environmental proceedings.

Environmental Regulation

In its Marine Engine segment, Brunswick will continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California adopted regulations that required catalytic converters on sterndrive and inboard engines that became effective on January 1, 2008. Other environmental regulatory bodies in the United States and other countries may also impose higher emissions standards than are currently in effect for those regions.  The Company expects to comply fully with these regulations, but compliance will increase the cost of these products for the Company and the industry.  The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

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

Goodwill and Indefinite-lived Intangible Assets. In assessing the value of goodwill and indefinite-lived intangible assets, management relies on a number of factors to value anticipated future cash flows including operating results, business plans and present value techniques. Rates used to value and discount cash flows are dependent upon royalty rate assumptions, interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of intangible asset impairment. It is possible that operating results or assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

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

Postretirement Benefit Reserves.  Postretirement costs and obligations are actuarially determined and are affected by assumptions, including the discount rate, the estimated future return on plan assets, the annual rate of increase in compensation for plan employees, the increase in costs of health care benefits and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. Postretirement benefit reserves are determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 141(R) will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on the financial statements.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company’s principal currency exposures relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, British pound and New Zealand dollar. Hedging of anticipated transactions is accomplished with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the asset or liability, respectively.

The Company uses interest rate swap agreements to mitigate the effect that changes in interest rates have on the fair market value of the Company’s debt and to lower the Company’s borrowing costs on current or anticipated issuances of debt. The Company’s net exposure to interest rate risk is primarily attributable to its outstanding debt. Interest rate risk management is accomplished through the use of fixed-to-floating interest rate swaps, forward starting floating-to-fixed interest rate swaps and floating rate instruments that are benchmarked to U.S. and European short-term money market interest rates.

Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum and natural gas.

The following analyses provide quantitative information regarding the Company’s exposure to foreign currency exchange rate risk, interest rate risk and commodity price risk.  The Company uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity prices.  For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts.  There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously.

The amounts shown below represent the estimated reduction in fair market value that the Company would incur on its derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates, interest rates, and commodity prices.

(in millions)	2007	2006
Risk Category
Foreign exchange	$37.7	$34.3
Interest rates	$5.3	$1.0
Commodity prices	$2.0	$2.2

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 43.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), the Company has evaluated its disclosure controls and procedures (as defined in Securities Exchange Act Rules 12a -15(e) and 15d -15(e)) as of the end of the period covered by this annual report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed has been made known in a timely manner.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report for the fiscal year ended December 31, 2007.  Management’s report is included in the Company’s 2007 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to the Directors of the Company is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders (Proxy Statement).  Information pursuant to this Item with respect to the Company’s Audit Committee and the Company’s code of ethics is incorporated by reference from the discussion under the heading Corporate Governance in the Proxy Statement.  Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

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

Item 14.  Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by the Company’s independent registered public accounting firm and the Audit Committee’s policy on pre-approval of audit and permissible non-audit services of the Company’s independent registered public accounting firm is incorporated by reference from the discussion under the headings Proposal No. 2: Ratification of Independent Registered Public Accounting Firm–Fees Incurred for Services of Ernst & Young and Proposal No. 2: Ratification of Independent Registered Public Accounting Firm–Approval of Services Provided by Independent Registered Public Accounting Firm in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 43.  The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 91.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007.  The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 22, 2008

/s/ DUSTAN E. McCOY	/s/ PETER G. LEEMPUTTE
Dustan E. McCoy	Peter G. Leemputte
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Brunswick Corporation

We have audited Brunswick Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brunswick Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing a risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Brunswick Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brunswick Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of Brunswick Corporation and our report dated February 22, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2008

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, Brunswick Corporation changed its method of accounting for uncertain tax positions to conform with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  On January 1, 2006, Brunswick Corporation changed its method of accounting for share-based awards to conform with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”  Additionally, on December 31, 2006, Brunswick Corporation changed its method of accounting for defined benefit pension and other postretirement benefit plans to conform with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brunswick Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2008

BRUNSWICK CORPORATION
Consolidated Statements of Income

	For the Years Ended December 31
(in millions, except per share data)	2007	2006	2005

Net sales	$5,671.2	$5,665.0	$5,606.9
Cost of sales	4,528.1	4,439.3	4,285.3
Selling, general and administrative expense	835.0	752.3	729.4
Research and development expense	134.5	132.2	123.5
Impairment charges	66.4	–	–
Operating earnings	107.2	341.2	468.7
Equity earnings	21.3	14.9	18.1
Investment sale gain	–	–	38.7
Other income (expense), net	7.8	(1.9)	(1.4)
Earnings before interest and income taxes	136.3	354.2	524.1
Interest expense	(52.3)	(60.5)	(53.2)
Interest income	8.7	16.0	15.0
Earnings before income taxes	92.7	309.7	485.9
Income tax provision	13.1	46.5	114.8
Net earnings from continuing operations	79.6	263.2	371.1

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	2.2	(43.7)	14.3
Gain on disposal of discontinued operations, net of tax	29.8	–	–
Impairment charges on assets held for sale, net of tax	–	(85.6)	–
Net earnings (loss) from discontinued operations	32.0	(129.3)	14.3

Net earnings	$111.6	$133.9	$385.4

Earnings per common share:
Basic
Earnings from continuing operations	$0.88	$2.80	$3.80
Earnings (loss) from discontinued operations	0.36	(1.38)	0.15

Net earnings	$1.24	$1.42	$3.95

Diluted
Earnings from continuing operations	$0.88	$2.78	$3.76
Earnings (loss) from discontinued operations	0.36	(1.37)	0.14

Net earnings	$1.24	$1.41	$3.90

Weighted average shares used for computation of:
Basic earnings per share	89.8	94.0	97.6
Diluted earnings per share	90.2	94.7	98.8

Cash dividends declared per common share	$0.60	$0.60	$0.60

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions)	2007	2006

Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$331.4	$283.4
Accounts and notes receivable, less allowances of $31.2 and $29.7	572.4	492.3
Inventories
Finished goods	446.7	410.4
Work-in-process	323.4	308.4
Raw materials	136.6	143.1
Net inventories	906.7	861.9
Deferred income taxes	249.9	249.9
Prepaid expenses and other	53.9	85.4
Current assets held for sale	–	105.5
Current assets	2,114.3	2,078.4

Property
Land	103.5	91.7
Buildings and improvements	697.4	631.6
Equipment	1,205.7	1,181.7
Total land, buildings and improvements and equipment	2,006.6	1,905.0
Accumulated depreciation	(1,117.8)	(1,046.3)
Net land, buildings and improvements and equipment	888.8	858.7
Unamortized product tooling costs	164.0	156.2
Net property	1,052.8	1,014.9

Other assets
Goodwill	678.9	663.6
Other intangibles	245.6	322.6
Investments	132.1	142.9
Other long-term assets	141.9	195.1
Long-term assets held for sale	–	32.8
Other assets	1,198.5	1,357.0

Total assets	$4,365.6	$4,450.3

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions, except share data)	2007	2006

Liabilities and shareholders’ equity
Current liabilities
Current maturities of long-term debt	$0.8	$0.7
Accounts payable	437.3	448.6
Accrued expenses	858.1	748.9
Current liabilities held for sale	–	95.0
Current liabilities	1,296.2	1,293.2

Long-term liabilities
Debt	727.4	725.7
Deferred income taxes	12.3	86.3
Postretirement benefits	192.8	224.2
Other	244.0	240.4
Long-term liabilities held for sale	–	8.7
Long-term liabilities	1,176.5	1,285.3

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	409.0	378.7
Retained earnings	1,888.4	1,820.7
Treasury stock, at cost: 15,092,000 and 11,671,000 shares	(428.7)	(315.5)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	50.8	38.8
Defined benefit plans:
Prior service costs	(9.2)	(11.2)
Net actuarial losses	(92.6)	(121.7)
Unrealized investment gains (losses)	1.5	(0.2)
Unrealized gains (losses) on derivatives	(3.2)	5.3
Total accumulated other comprehensive loss	(52.7)	(89.0)
Shareholders’ equity	1,892.9	1,871.8

Total liabilities and shareholders’ equity	$4,365.6	$4,450.3

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2007	Revised 2006	Revised 2005

Cash flows from operating activities
Net earnings	$111.6	$133.9	$385.4
Less: net earnings (loss) from discontinued operations	32.0	(129.3)	14.3
Net earnings from continuing operations	79.6	263.2	371.1
Depreciation and amortization	180.1	167.3	156.3
Changes in noncash current assets and current liabilities
Change in accounts and notes receivable	(45.9)	(4.3)	(9.5)
Change in inventory	(42.9)	(28.7)	(22.8)
Change in prepaid expenses and other	3.3	0.8	0.9
Change in accounts payable	(13.5)	9.5	29.7
Change in accrued expenses	102.5	(70.1)	(51.9)
Income taxes	6.4	(25.5)	(3.1)
Impairment charges	66.4	–	–
Other, net	8.1	38.8	(49.1)
Net cash provided by operating activities of continuing operations	344.1	351.0	421.6
Net cash used for operating activities of discontinued operations	(29.8)	(35.7)	11.3

Net cash provided by operating activities	314.3	315.3	432.9

Cash flows from investing activities
Capital expenditures	(207.7)	(205.1)	(223.8)
Acquisitions of businesses, net of cash acquired	(6.2)	(86.2)	(130.3)
Investments	4.1	6.1	(18.1)
Proceeds from investment sale	–	–	57.9
Proceeds from the sale of property, plant and equipment	10.1	7.2	13.4
Other, net	25.6	(0.4)	(1.2)
Net cash used for investing activities of continuing operations	(174.1)	(278.4)	(302.1)
Net cash provided by (used for) investing activities of discontinued operations	75.6	(5.5)	(20.7)

Net cash used for investing activities	(98.5)	(283.9)	(322.8)

Cash flows from financing activities
Net repayments of commercial paper and other short-term debt	–	(0.2)	(0.6)
Net proceeds from issuance of long-term debt	0.7	250.3	1.3
Payments of long-term debt including current maturities	(0.9)	(251.1)	(6.7)
Cash dividends paid	(52.6)	(55.0)	(57.3)
Stock repurchases	(125.8)	(195.6)	(76.0)
Stock options exercised	10.8	15.9	17.1
Net cash used for financing activities of continuing operations	(167.8)	(235.7)	(122.2)
Net cash used for financing activities of discontinued operations	–	–	–

Net cash used for financing activities	(167.8)	(235.7)	(122.2)

Net increase (decrease) in cash and cash equivalents	48.0	(204.3)	(12.1)
Cash and cash equivalents at January 1	283.4	487.7	499.8

Cash and cash equivalents at December 31	$331.4	$283.4	$487.7

Supplemental cash flow disclosures:
Interest paid	$54.8	$61.2	$54.6
Income taxes paid, net	$6.7	$72.0	$113.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders’ Equity

						Accumulated
		Additional			Unearned	Other
	Common	Paid-in	Retained	Treasury	Compensation	Comprehensive
(in millions, except per share data)	Stock	Capital	Earnings	Stock	and Other	Income (Loss)	Total

Balance, December 31, 2004	$76.9	$358.8	$1,413.7	$(76.5)	$(6.3)	$(54.3)	$1,712.3

Net earnings	—	—	385.4	—	—	—	385.4
Translation adjustments, net of tax	—	—	—	—	—	(18.1)	(18.1)
Realized gain from investment sale, net of tax	—	—	—	—	—	(24.2)	(24.2)
Unrealized investment gains, net of tax	—	—	—	—	—	0.9	0.9
Unrealized gains on derivatives, net of tax	—	—	—	—	—	19.9	19.9
Minimum pension liability adjustment, net of tax	—	—	—	—	—	9.7	9.7

Comprehensive income (loss)	—	—	385.4	—	—	(11.8)	373.6
Dividends ($0.60 per common share)	—	—	(57.3)	—	—	—	(57.3)
Stock repurchases	—	—	—	(76.0)	—	—	(76.0)
Tax benefit relating to stock options	—	5.6	—	—	—	—	5.6
Compensation plans and other	—	3.9	—	16.5	0.2	—	20.6

Balance, December 31, 2005	76.9	368.3	1,741.8	(136.0)	(6.1)	(66.1)	1,978.8

Net earnings	—	—	133.9	—	—	—	133.9
Translation adjustments, net of tax	—	—	—	—	—	24.7	24.7
Unrealized investment losses, net of tax	—	—	—	—	—	(0.1)	(0.1)
Unrealized losses on derivatives, net of tax	—	—	—	—	—	(2.6)	(2.6)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	15.8	15.8

Comprehensive income	—	—	133.9	—	—	37.8	171.7
Adoption of FASB Statement No. 158, net of tax	—	—	—	—	—	(60.7)	(60.7)
Dividends ($0.60 per common share)	—	—	(55.0)	—	—	—	(55.0)
Stock repurchases	—	—	—	(195.6)	—	—	(195.6)
Tax benefit relating to stock options	—	2.9	—	—	—	—	2.9
Adoption of FASB Statement No. 123(R)	—	(6.1)	—	—	6.1	—	—
Compensation plans and other	—	13.6	—	16.1	—	—	29.7

Balance, December 31, 2006	76.9	378.7	1,820.7	(315.5)	—	(89.0)	1,871.8

Net earnings	—	—	111.6	—	—	—	111.6
Translation adjustments, net of tax	—	—	—	—	—	12.0	12.0
Unrealized investment gains, net of tax	—	—	—	—	—	1.7	1.7
Unrealized losses on derivatives, net of tax	—	—	—	—	—	(8.5)	(8.5)
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—	—	2.0	2.0
Net actuarial gains, net of tax	—	—	—	—	—	29.1	29.1

Comprehensive income	—	—	111.6	—	—	36.3	147.9
Adoption of FASB Interpretation No. 48	—	—	8.7	—	—	—	8.7
Dividends ($0.60 per common share)	—	—	(52.6)	—	—	—	(52.6)
Stock repurchases	—	—	—	(125.8)	—	—	(125.8)
Tax benefit relating to stock options	—	1.2	—	—	—	—	1.2
Compensation plans and other	—	29.1	—	12.6	—	—	41.7

Balance, December 31, 2007	$76.9	$409.0	$1,888.4	$(428.7)	$—	$(52.7)	$1,892.9
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain previously reported amounts have been reclassified to conform to the current-period presentation.  As indicated in Note 2 – Discontinued Operations, Brunswick’s results as discussed in the financial statements reflect continuing operations only, unless otherwise noted.

Revisions. For the year ended December 31, 2007, the Company changed its presentation of the consolidated statements of cash flows to include net earnings and net earnings (loss) from discontinued operations. Accordingly, the Company revised the 2006 and 2005 consolidated statements of cash flows. Net cash flows from operating, investing and financing activities have not changed.

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

Use of Estimates.  The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates. Actual results could differ materially from those estimates. These estimates affect:

–	The reported amounts of assets and liabilities;

–	The disclosure of contingent assets and liabilities at the date of the financial statements; and

–	The reported amounts of revenues and expenses during the reporting periods.

Estimates in these consolidated financial statements include, but are not limited to:

–	Allowances for doubtful accounts;

–	Inventory valuation reserves;

–	Reserves for dealer allowances;

–	Warranty related reserves;

–	Losses on litigation and other contingencies;

–	Environmental reserves;

–	Insurance reserves;

–	Income tax reserves;

–	Reserves related to restructuring activities; and

–	Postretirement benefit liabilities.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

Accounts receivable also include domestic accounts receivable sold with full and partial recourse by Brunswick’s Marine Engine segment to Brunswick Acceptance Company LLC, as discussed in Note 9 – Financial Services. As of December 31, 2007 and 2006, the Company had a retained interest in $46.4 million and $31.5 million of the total outstanding accounts receivable sold to BAC, respectively, as a result of recourse provisons.   The Company’s maximum exposure as of December 31, 2007 and 2006, related to these amounts was $28.9 million and $16.9 million, respectively.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.  Accordingly, the amount of receivables subject to recourse was recorded in Accounts and notes receivable with an offsetting amount recorded in Accrued expenses in the Consolidated Balance Sheets.  These balances are included in the amounts in Note 11 – Commitments and Contingencies.

Inventories.  Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 63 percent and 62 percent of Brunswick’s inventories were determined by the first-in, first-out method (FIFO) at December 31, 2007 and 2006, respectively. Inventories valued at the last-in, first-out method (LIFO), which results in a better matching of costs and revenue, were $116.2 million and $107.6 million lower than the FIFO cost of inventories at December 31, 2007 and 2006, respectively. Inventory cost includes material, labor and manufacturing overhead.

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

(in millions)	2007	2006	2005

Gains on the sale of property	$4.2	$3.3	$7.1
Losses on the sale of property	(2.5)	(2.2)	(2.2)

Net gains on sale of property	$1.7	$1.1	$4.9

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Goodwill and Other Intangibles.  Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), while amortization of goodwill and indefinite-lived intangible assets is no longer permitted, these accounts must be reviewed annually for impairment. The impairment test for goodwill is a two-step process. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company considers the Boat segment, Marine Engine segment, Fitness segment, bowling products business, bowling retail business and billards business to be reporting units for goodwill testing. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

The Company’s primary intangible assets are customer relationships and trademarks acquired in business combinations.  The costs of amortizable intangible assets are amortized over their expected useful lives, typically between 3 and 15 years, to their estimated residual values using the straight-line method.  Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.  Intangible assets not subject to amortization are assessed for impairment at least annually and as triggering events may occur.  The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.  The fair value of trademarks is measured using a relief-from-royalty approach, which assumes the value of the trademark is the discounted cash flows of the amount that would be paid had the Company not owned the trademark and instead licensed the trademark from another company.

The Company tests indefinite-lived intangible assets (which consist of acquired trade names) and goodwill for impairment in the fourth quarter of each year unless triggering events suggest that the assets may be impaired. During the third quarter of 2007, the Company experienced continued declines in marine industry demand and revised its strategic plan accordingly. This decline has led to reduced revenue forecasts and adverse adjustments to projected royalty rates for certain trade names which, in turn, indicated that certain outboard boat trade names were subject to impairment. The Company performed an impairment analysis in the third quarter, resulting in a $66.4 million pre-tax impairment charge or $41.5 million, after-tax, in the Boat Segment. Refer to Note 7 – Goodwill and Other Intangible Assets for further details.

 Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), eliminating the minimum liability concept under which any adjustments to recognize the Company’s additional minimum liability were offset with the recognition of an intangible asset.  Refer to Note 15 – Postretirement Benefits for further details regarding the Company’s adoption of SFAS 158.

Investments.  For investments in which Brunswick owns or controls from 20 percent to 50 percent of the voting shares, which includes all of Brunswick’s unconsolidated joint venture investments, the equity method of accounting is used. The Company’s share of net earnings or losses from equity method investments is included in the Consolidated Statements of Income. The Company accounts for its long-term investments that represent less than 20 percent ownership using SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115). The Company has investments in certain equity securities that have readily determinable market values and are being accounted for as available-for-sale equity investments in accordance with SFAS 115. Therefore, these investments are recorded at fair market value with changes reflected in Accumulated other comprehensive income (loss), a component of Shareholders’ equity, on an after-tax basis.

Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments, and at December 31, 2007 and 2006, such investments were recorded at the lower of cost or fair value.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. The Company tested its long-lived asset balances for impairment as triggering events occurred during 2007 and 2006, resulting in impairment charges of $4.8 million and $1.8 million, respectively.

Other Long-Term Assets.  Other long-term assets include pension assets, which are discussed in Note 15 – Postretirement Benefits, and long-term notes receivable. Long-term notes receivable include cash advances made to customers, principally boat builders and fitness equipment customers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. The reduction in the note receivable balance is recorded as a reduction in the Company’s sales revenue as a sales discount. In the event sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2007 and 2006, totaled $25.2 million and $32.8 million, respectively. One boat builder customer and its owner comprised approximately 50 percent and 53 percent of both of these amounts as of December 31, 2007 and 2006, respectively.

Other long-term notes receivable also include leases and other long-term receivables originated by the Company and assigned to third parties. As of December 31, 2007 and 2006, these amounts totaled $57.6 million and $108.5 million, respectively.  Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the assignment is treated as a secured obligation as a result of the Company’s commitment to repurchase the obligation in the event of customer non-payment.  Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities — Other.

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

Advertising Costs.  Advertising and promotion costs, included in SG&A expenses, are expensed when the advertising first takes place. Advertising and promotion costs were $71.8 million, $67.7 million and $65.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Comprehensive Income.  Accumulated other comprehensive income (loss) includes prior service costs and net actuarial gains and losses for defined benefit plans, currency translation adjustments and unrealized derivative and investment gains and losses, all net of tax.  The net effect of these items reduced Shareholders’ equity on a cumulative basis by $52.7 million and $89.0 million as of December 31, 2007 and 2006, respectively.  The change from 2006 to 2007 was primarily due to a net decrease in actuarial losses and recognition of prior service costs related to the Company’s pension and postretirement benefit plans totaling $31.1 million and favorable foreign currency translation adjustments of $12.0 million. These items were partially offset by an increase in unrealized losses on derivatives of $8.5 million. The tax effect included in Accumulated other comprehensive income (loss) was $42.5 million and $59.5 million for the years ended December 31, 2007 and 2006, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The $60.7 million decrease to Accumulated other comprehensive income (loss) resulting from the Company’s adoption of SFAS 158 at December 31, 2006, included the elimination of the Company’s $72.2 million minimum pension liability, offset by the recognition of prior service costs and net actuarial losses of $11.2 million and $121.7 million, net of tax, respectively.  Refer to Note 15 – Postretirement Benefits for further details regarding the Company’s adoption of SFAS 158.

Stock-Based Compensation.  On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Consolidated Statements of Income.  See Note 16 – Stock Plans and Management Compensation for a description of the Company’s accounting for stock-based compensation plans.

Derivatives.  The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company’s management and are not used for trading or speculative purposes. All derivatives are recorded on the consolidated balance sheet at fair value.  See Note 12 – Financial Instruments for further discussion.

Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 141(R) will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on the financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also provides guidance on the derecognition of uncertain positions, financial statement classification, accounting for interest and penalties, accounting for interim periods and adds new disclosure requirements. FIN 48 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2006. The Company adopted this Interpretation on January 1, 2007 and the effects of the adoption are discussed in Note 10 – Income Taxes.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 2 – Discontinued Operations

On April 27, 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which consisted of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses.  Accordingly, the Company has reported these BNT businesses as discontinued operations in accordance with the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” related to the classification of assets to be disposed of by sale. These criteria include reclassifying the operations of BNT for all periods presented. In 2007, the Company completed the disposition of the businesses comprising BNT.

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively, for net proceeds of $40.6 million. A $4.0 million after-tax gain was recognized with the divestiture of these businesses in 2007.

In July 2007, the Company completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P. for net proceeds of $28.8 million, resulting in an after-tax gain of $25.8 million.

The Company has now completed the divestiture of the BNT discontinued operations. With the net asset impairment taken prior to the dispositon of the BNT business in the fourth quarter of 2006 of $85.6 million, after-tax, and the subsequent 2007 gains of $29.8 million, after-tax, on the BNT business sales, the net impact to the Company of these dispositions was a net loss of $55.8 million, after-tax.

The following table discloses the results of operations for BNT, including the gain on the divestitures, reported as discontinued operations for years ended December 31, 2007, 2006 and 2005, respectively:

(in millions)	2007	2006	2005

Net sales	$99.7	$306.3	$325.0
Earnings (loss) before income taxes (A)	(2.4)	(138.9)	9.9
Income tax (benefit) provision	(4.6)	(9.6)	(4.4)
Earnings (loss) from operations	2.2	(129.3)	14.3
Gain on divestitures, net of tax(B)	29.8	—	—
Net earnings (loss)	$32.0	$(129.3)	$14.3

(A)	Earnings (loss) before income taxes in 2006 include a pre-tax impairment charge of $73.9 million with an after-tax effect of $85.6 million.
(B)	The Gain on divestitures in 2007 includes pre-tax net gains of $26.3 million and net tax benefits of $3.5 million.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

There are no remaining net assets available for sale as of December 31, 2007. The following table reflects the financial position of the net assets of BNT disaggregated and reported as discontinued operations as of December 31, 2006:

December 31,
(in millions)	2006

Accounts receivable	$51.5
Inventory	52.5
Other current assets	1.5
Total current assets	105.5

Goodwill and intangible assets	19.8
Investments	6.1
Property, plant and equipment	6.9

Total assets	138.3

Accounts payable	46.4
Accrued expenses	48.6
Total current liabilities	95.0

Long-term liabilities	8.7

Total liabilities	103.7

Net assets	$34.6

Note 3 – Restructuring Activities

In November 2006, Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These actions reflect the Company’s response to difficult marine market conditions, as the Company continues to reduce production volumes to achieve appropriate dealer pipeline inventories, and include the consolidation of certain boat manufacturing facilities, sales offices and distribution warehouses, as well as reductions in the Company’s global workforce.  In addition, these efforts include the streamlining of certain sales and other operations throughout the Company.

The Company announced further initiatives in 2007 to consolidate certain boat manufacturing facilities in connection with the purchase of a manufacturing facility in North Carolina, close a manufacturing facility in Mississippi and shift boat production to Indiana and Minnesota, and eliminate assembly operations for certain engines in Europe.

BRUNSWICK CORPORATION
Notes

Restructuring charges recorded during 2007 were included in the Consolidated Statements of Income as follows:

(in millions)	Boat Segment	Marine Engine Segment	Fitness Segment	Bowling & Billiards Segment	Corporate	Total

Cost of sales:
Severance	$0.7	$1.6	$—	$—	$—	$2.3
Asset write-downs	2.0	—	—	—	—	2.0
Facility closures and other	8.8	1.5	—	—	—	10.3
Total	11.5	3.1	—	—	—	14.6

Selling, general and administrative expense:
Severance	2.9	0.3	—	—	0.1	3.3
Asset write-downs	—	—	—	2.8	—	2.8
Other	1.5	—	—	—	—	1.5
Total	4.4	0.3	—	2.8	0.1	7.6

Total restructuring charges	$15.9	$3.4	$—	$2.8	$0.1	$22.2

  Restructuring charges recorded during 2006 were included in the Consolidated Statements of Income as follows:

(in millions)	Boat Segment	Marine Engine Segment	Fitness Segment	Bowling & Billiards Segment	Corporate	Total

Cost of sales:
Severance	$0.6	$3.0	$—	$0.9	$—	$4.5
Asset write-downs	0.5	—	—	—	—	0.5
Other	0.3	2.3	—	—	—	2.6
Total	1.4	5.3	—	0.9	—	7.6

Selling, general and administrative expense:
Severance	1.5	3.2	—	0.5	0.7	5.9
Asset write-downs	0.4	0.9	—	1.3	—	2.6
Other	0.9	0.1	—	—	—	1.0
Total	2.8	4.2	—	1.8	0.7	9.5

Equity earnings:
Asset write-downs	—	—	—	1.8	—	1.8

Total restructuring charges	$4.2	$9.5	$—	$4.5	$0.7	$18.9

The Company anticipates that it will incur total costs of approximately $48 million under these initiatives, which will be completed in 2008. The remaining $7 million of restructuring costs under these initiatives are all expected to occur in the Boat segment during 2008.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 4 – Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share."  Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards.  Weighted average basic shares decreased by 4.2 million shares in 2007 compared with 2006, primarily due to the share repurchase program (as discussed in Note 19 – Share Repurchase Program). The decrease was partially offset by shares issued upon the exercise of employee stock options.  Average basic shares decreased by 3.6 million in 2006 compared with 2005, primarily due to the share repurchase program and partially offset by shares issued upon the exercise of employee stock options.

Basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 are calculated as follows:

(in millions, except per share data)	2007	2006	2005

Net earnings from continuing operations	$79.6	$263.2	$371.1
Net earnings (loss) from discontinued operations, net of tax	32.0	(129.3)	14.3

Net earnings	$111.6	$133.9	$385.4

Average outstanding shares – basic	89.8	94.0	97.6
Dilutive effect of common stock equivalents	0.4	0.7	1.2

Average outstanding shares – diluted	90.2	94.7	98.8

Basic earnings (loss) per share
Continuing operations	$0.88	$2.80	$3.80
Discontinued operations	0.36	(1.38)	0.15

Net earnings	$1.24	$1.42	$3.95

Diluted earnings (loss) per share
Continuing operations	$0.88	$2.78	$3.76
Discontinued operations	0.36	(1.37)	0.14

Net earnings	$1.24	$1.41	$3.90

As of December 31, 2007, there were 4.2 million options outstanding, of which 2.4 million were exercisable.  As of December 31, 2007, 2006 and 2005, there were 2.9 million, 2.0 million and 0.8 million, respectively, of common stock options outstanding excluded from the computation of diluted earnings per share as the exercise price of the options was greater than the average market price of the Company’s shares for the period then ended.

Note 5 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands, and operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards.  The Company’s segments are defined by management reporting structure and operating activities.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, high-performance boats, offshore fishing boats and aluminum fishing, deck and pontoon boats, which are sold primarily through dealers. The segment also owns and operates marine parts and accessories distribution and manufacturing businesses. The Boat segment’s products are manufactured primarily in the United States. Sales to the segment’s largest boat dealer, MarineMax, which has multiple locations, comprised approximately 21 percent of Boat segment sales in 2007, approximately 26 percent in 2006 and approximately 18 percent in 2005.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Marine Engine segment manufactures and markets a full range of sterndrive engines, inboard engines, outboard engines, water jet propulsion systems, and parts and accessories, which are principally sold directly to boat builders, including Brunswick’s Boat segment, or through marine retail dealers worldwide. Mercury Marine also manufactures and distributes boats in certain markets outside the United States. The Company’s engine manufacturing plants are located primarily in the United States, China and Japan, with sales primarily to United States, European and Asian markets.

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total body cross-trainers, stair climbers, stationary bikes and strength-training equipment. These products are manufactured primarily in the United States or sourced from international locations. Fitness equipment is sold primarily in North America, Europe and Asia to health clubs, military, government, corporate and university facilities, and to consumers through specialty retail shops.

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

As discussed in Note 2 – Discontinued Operations, during the second quarter of 2006, Brunswick began reporting the majority of its BNT businesses as discontinued operations.  These businesses were previously reported in the Marine Engine segment.  Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments.  Additionally, the BNT businesses that are being retained are now reported as part of the Boat, Marine Engine and Fitness segments, consistent with the manner in which Brunswick’s management views these businesses.

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, earnings from equity affiliates, other expenses and income of a non-operating nature, interest expense and income or provisions for income taxes.

Corporate/Other results include items such as corporate staff and overhead costs as well as the financial results of the Company’s joint venture, Brunswick Acceptance Company, LLC (BAC), which is discussed in further detail in Note 9 – Financial Services.  Corporate/Other assets consist primarily of cash and marketable securities, prepaid income taxes and investments in unconsolidated affiliates.  Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at established arm’s length transfer prices.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

    Information as to the operations of Brunswick’s operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings			Total Assets
(in millions)	2007	2006	2005	2007	2006	2005	2007	2006

Boat	$2,690.9	$2,864.4	$2,783.4	$(81.4)	$135.6	$192.5	$1,515.6	$1,540.4
Marine Engine	2,357.5	2,271.3	2,300.6	183.7	193.8	250.5	959.1	894.8
Marine eliminations	(477.6)	(521.8)	(491.6)	—	—	—	—	—
Total Marine	4,570.8	4,613.9	4,592.4	102.3	329.4	443.0	2,474.7	2,435.2
Fitness	653.7	593.1	551.4	59.7	57.8	56.1	695.4	693.1
Bowling & Billiards	446.9	458.3	464.5	16.5	22.1	37.2	409.2	392.2
Eliminations	(0.2)	(0.3)	(1.4)	—	—	—	—	—
Corporate/Other	—	—	—	(71.3)	(68.1)	(67.6)	786.3	791.5

Total	$5,671.2	$5,665.0	$5,606.9	$107.2	$341.2	$468.7	$4,365.6	$4,312.0

	Depreciation			Amortization
(in millions)	2007	2006	2005	2007	2006	2005

Boat	$60.4	$52.1	$50.2	$11.2	$11.0	$8.8
Marine Engine	66.5	63.4	58.9	0.6	2.0	0.6
Fitness	10.0	10.8	11.9	0.3	0.3	0.2
Bowling & Billiards	24.0	21.8	20.5	2.7	0.9	0.9
Corporate/Other	4.4	5.0	4.3	—	—	—

Total	$165.3	$153.1	$145.8	$14.8	$14.2	$10.5

				Research & Development
	Capital Expenditures			Expense
(in millions)	2007	2006	2005	2007	2006	2005

Boat	$94.9	$75.8	$74.7	$39.8	$38.0	$36.1
Marine Engine	54.8	72.5	91.5	68.1	70.3	67.3
Fitness	11.8	11.0	11.2	21.6	18.4	14.2
Bowling & Billiards	41.6	43.7	36.8	5.0	5.5	5.9
Corporate/Other	4.6	2.1	9.6	—	—	—

Total	$207.7	$205.1	$223.8	$134.5	$132.2	$123.5

Geographic Segments

	Net Sales			Long-Lived Assets
(in millions)	2007	2006	2005	2007	2006

United States	$3,654.8	$3,862.6	$3,846.6	$1,002.3	$1,016.9
International	2,016.4	1,802.4	1,760.3	139.1	134.3
Corporate/Other	—	—	—	185.3	201.7

Total	$5,671.2	$5,665.0	$5,606.9	$1,326.7	$1,352.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 6 – Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”

In 2007, consideration paid for acquisitions, net of cash acquired, and other consideration provided was as follows:

(in millions)
Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration

4/04/07	Marine Innovations Warranty Corporation	$1.5	$–	$1.5
8/24/07	Rayglass Sales & Marketing Limited (51 percent)	4.6	–	4.6
Various	Miscellaneous	0.1	0.5	0.6

		$6.2	$0.5	$6.7

(A)	Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

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

Brunswick purchased a 49 percent equity interest in Rayglass Sales & Marketing Limited (Rayglass), a manufacturer of boats and marine equipment located in New Zealand, on July 15, 2003, for $5.5 million. On August 24, 2007, the Company exercised its option to purchase the remaining 51 percent interest in the New Zealand company for $4.6 million. The acquisition expands the global manufacturing footprint of the marine operations and develops additional international sales opportunities. The post-acquisition results of Rayglass are included in the Marine Engine segment.

 These acquisitions were not and would not have been material to Brunswick’s net sales, results of operations or total assets in the years ended December 31, 2007 and 2006. Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

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

Brunswick acquired certain assets of Cabo Yachts, Inc. (Cabo) for $60.6 million.  Cabo manufactures offshore sportfishing boats ranging from 31 to 52 feet.  The purchase of Cabo complements Brunswick’s previous acquisitions of Hatteras Yachts, Inc. and Albemarle Boats, Inc. (Albemarle), discussed below, and allows the Company to offer a full range of sportfishing convertibles and motoryachts from 24 to 100 feet. The post-acquisition results of Cabo are included in the Boat segment.

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

On October 19, 2006, Brunswick acquired the outstanding stock of Blue Water Dealer Services, Inc. and its affiliates (Blue Water) for $3.5 million.  Blue Water, headquartered in Wilmington, North Carolina, is a provider of retail financial services to marine dealers.  The acquisition of Blue Water allows Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers.  The post-acquisition results of Blue Water are included in the Boat Segment.

These acquisitions were not and would not have been material to Brunswick’s net sales, results of operations or total assets in the years ended December 31, 2006 and 2005.  Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

In 2005, consideration paid for acquisitions, net of debt and cash acquired, was as follows:

(in millions)
Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration

2/07/05	Benrock, Inc.	$4.2	$–	$4.2
2/28/05	Albemarle Boats, Inc.	9.2	–	9.2
4/21/05	Sea Pro, Sea Boss and Palmetto boats	1.0	–	1.0
5/27/05	Triton Boat Company, L.P.	58.4	4.4	62.8
6/20/05	Supra-Industria Textil, Lda. (51 percent)	7.8	0.9	8.7
6/27/05	Marine Innovations Warranty Corporation	2.3	–	2.3
7/07/05	Kellogg Marine, Inc.	41.7	–	41.7
9/16/05	Harris Kayot Marine, LLC	4.8	–	4.8
Various	Miscellaneous	0.9	1.0	1.9

		$130.3	$6.3	$136.6

(A)	Net cash consideration is subject to subsequent changes resulting from final purchase agreement adjustments.

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

The Company exercised its contractual right to acquire its joint venture partner’s 51 percent interest in Supra-Industria Textil, Lda. (Valiant), a Portugal-based manufacturer of the Valiant brand of rigid inflatable boats, for $7.8 million and the assumption of debt.  Brunswick is now the sole owner of Valiant. The post-acquisition results of Valiant are included in the Marine Engine segment.

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

These acquisitions were not and would not have been material to Brunswick’s net sales, results of operations or total assets in the years ended December 31, 2005.  Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

Purchase price allocations for acquisitions are subject to adjustment, pending final third-party valuations, up to one year from the date of acquisition. Any adjustments are not expected to be material to Brunswick’s Consolidated Balance Sheets.  See Note 1 – Significant Accounting Policies and Note 7 – Goodwill and Other Intangible Assets for further detail regarding the Company’s accounting for goodwill and other intangible assets.

The following table shows the gross amount of goodwill and intangible assets recorded as of December 31 for the acquisitions completed in 2007, 2006 and 2005:

				Weighted Average
				Useful Life
(in millions)	2007	2006	2005	2007	2006

Indefinite-lived:
Goodwill	$8.1	$32.9	$41.7
Trademarks/trade names	$—	$17.8	$26.9
Amortizable:
Customer relationships	$—	$9.1	$19.9	N/A	10 years
Other	$—	$3.2	$5.7	N/A	8 years

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 7 – Goodwill and Other Intangible Assets

During 2007, 2006 and 2005, the Company tested its goodwill balances for impairment and no adjustments were recorded as a result of those reviews.

A summary of changes in the Company’s goodwill during the period ended December 31, 2007, by segment is as follows:

	December 31,			December 31,
(in millions)	2006	Acquisitions	Adjustments	2007

Boat	$362.0	$—	$4.6	$366.6
Marine Engine	14.7	7.8	0.9	23.4
Fitness	272.3	—	1.7	274.0
Bowling & Billiards	14.6	0.3	—	14.9

Total	$663.6	$8.1	$7.2	$678.9

A summary of changes in the Company’s goodwill during the period ended December 31, 2006, by segment is as follows:

	December 31,			December 31,
(in millions)	2005	Acquisitions	Adjustments	2006

Boat	$317.0	$28.8	$16.2	$362.0
Marine Engine	19.9	—	(5.2)	14.7
Fitness	265.9	3.9	2.5	272.3
Bowling & Billiards	14.5	—	0.1	14.6

Total	$617.3	$32.7	$13.6	$663.6

Adjustments in 2007 and 2006 primarily relate to the effect of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 6 – Acquisitions.

During 2007 and 2006, the Company tested its indefinite-lived intangible asset balances, excluding goodwill, for impairment and, other than the impairment charges described below, no adjustments were recorded as a result of those reviews.

Aggregate amortization expense for intangibles was $14.8 million, $14.2 million and $10.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Estimated amortization expense for intangible assets is $13.1 million for the year ending December 31, 2008, and $8.9 million per year from 2009 through 2012.

Other intangibles consist of the following:

	December 31, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$271.4	$(211.9)	$271.6	$(202.9)
Other	40.7	(20.0)	38.7	(15.7)

Total	$312.1	$(231.9)	$310.3	$(218.6)
Indefinite-lived intangible assets:
Trademarks/trade names	$182.7	$(17.3)	$248.2	$(17.3)

Amortized intangible assets – Other includes patents, non-compete agreements and other intangible assets.  Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 6 – Acquisitions.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

As noted in Note 1 – Significant Accounting Policies, during the third quarter of 2007, Brunswick estimated the fair value of certain outboard boat trade names with impairment indicators by performing a discounted cash flow analysis based on a relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a $41.5 million, after-tax, impairment charge, or $66.4 million, pre-tax, to the Boat segment, representing the excess of the carrying cost of the indefinite-lived intangible assets over the calculated fair value. There were no impairment adjustments made in 2006.

Note 8 – Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 9 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture.  The Company contributed $0.2 million and $4.0 million to other existing joint ventures in 2007 and 2006, respectively.

Brunswick received dividends from its unconsolidated affiliates of $11.6 million, $6.8 million and $12.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s sales to and purchases from its investments, along with the corresponding receivables and payables, were not material to the Company’s overall results of operations for the years ended December 31, 2007, 2006 and 2005, respectively, and its financial position as of December 31, 2007 and 2006.

On February 23, 2005, Brunswick sold its investment of 1,861,200 shares in MarineMax, its largest boat dealer, for $56.8 million, net of $4.1 million of selling costs, which included $1.1 million of accrued expenses. The sale was made pursuant to a registered public offering by MarineMax. As a result of this sale, the Company recorded an after-tax gain of $31.5 million after utilizing previously unrecognized capital loss carryforwards.

Note 9 – Financial Services

A Company subsidiary, Brunswick Financial Services Corporation (BFS), owns 49 percent of a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC) owns the remaining 51 percent.  Under the terms of the joint venture agreement, BAC provides secured wholesale floor-plan financing to Brunswick’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

BFS’s contributed equity is adjusted monthly to maintain a 49 percent equity interest in accordance with the capital provisions of the joint venture agreement.  BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Consolidated Balance Sheets. The Company funds its investment in BAC through cash contributions and reinvested earnings.  In 2007, the Company received a net distribution of $3.6 million compared with a net distribution of $1.6 million in 2006 and a net contribution of $16.3 million in 2005.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Income.

BAC is funded in part through a loan from GE Commercial Distribution Finance Corporation and a securitization facility arranged by GECC, and in part by a cash equity investment from both partners. BFS’s total investment in BAC at December 31, 2007 and 2006 was $47.0 million and $50.6 million, respectively.  BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $12.7 million, $13.2 million and $9.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  These amounts exclude the discount expense on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Accounts receivable totaling $887.3 million, $832.0 million and $913.3 million were sold to BAC in 2007, 2006 and 2005 respectively.  Discounts of $8.0 million, $7.6 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income.  The outstanding balance of receivables sold to BAC was $93.1 million as of December 31, 2007, up from $80.0 million as of December 31, 2006.  Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $2.7 million, $2.2 million and $2.6 million in 2007, 2006 and 2005, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of December 31, 2007 and 2006, the Company had a retained interest in $46.4 million and $31.5 million of the total outstanding accounts receivable sold to BAC, respectively, as a result of recourse provisions.   The Company’s maximum exposure as of December 31, 2007 and 2006, related to these amounts was $28.9 million and $16.9 million, respectively.   In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (SFAS 140), the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.  Accordingly, the amount of receivables subject to recourse was recorded in Accounts and notes receivable with an offsetting amount recorded in Accrued expenses in the Consolidated Balance Sheets.  These balances are included in the amounts in Note 11 – Commitments and Contingencies.

Additionally, Brunswick's marine dealers can offer extended product warranties to their retail customers through Brunswick Product Protection Corporation.  In October 2006, Brunswick acquired Blue Water Dealer Services, Inc. and its affiliates, a provider of retail financial services to the marine industry, to allow Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers.  See Note 6 – Acquisitions for further details.

Note 10 – Income Taxes

The sources of earnings before income taxes are as follows:

(in millions)	2007	2006	2005

United States	$64.7	$285.6	$449.6
Foreign	28.0	24.1	36.3

Earnings before income taxes	$92.7	$309.7	$485.9

The income tax provision consisted of the following:

(in millions)	2007	2006	2005

Current tax expense (benefit):
U.S. Federal	$25.7	$66.3	$99.9
State and local	(1.8)	8.8	9.0
Foreign	33.6	1.4	14.3
Total current	57.5	76.5	123.2

Deferred tax expense (benefit):
U.S. Federal	(29.5)	(28.6)	(7.5)
State and local	(3.7)	(4.3)	0.1
Foreign	(11.2)	2.9	(1.0)
Total deferred	(44.4)	(30.0)	(8.4)

Total provision	$13.1	$46.5	$114.8

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2007 and 2006, were as follows:

(in millions)	2007	2006

Current deferred tax assets:
Product warranties	$53.0	$65.7
Sales incentives and discounts	43.8	44.4
Litigation and environmental reserves	21.5	22.4
Insurance reserves	20.2	19.4
Bad debt and other receivable reserves	12.7	11.3
Stock plans	12.6	10.4
Loss carryforwards	16.3	1.9
Other	72.1	76.2
Valuation allowance	(2.3)	(1.8)

Total current deferred tax assets	$249.9	$249.9

Non-current deferred tax liabilities (assets):
Depreciation and amortization	$139.1	$160.4
Pension	42.8	46.0
Other	37.8	96.0
Non-current deferred tax liabilities	219.7	302.4

Pension	(64.9)	(84.6)
Loss carryforwards	(54.6)	(45.2)
Postretirement and postemployment benefits	(45.9)	(45.1)
Deferred compensation	(31.3)	(32.9)
Other	(24.9)	(16.5)
Valuation allowance	14.2	8.2
Non-current deferred tax assets	(207.4)	(216.1)

Total non-current net deferred tax liabilities	$12.3	$86.3

At December 31, 2007 Loss carryforwards totaling $70.9 million were available to reduce future tax liabilities.  This deferred tax asset was comprised of $34.3 million of the tax benefit of state net operating loss (NOL) carryforwards, $19.3 million of the tax benefit of foreign NOL carryforwards and $17.3 million of the tax benefit of unused capital losses.  NOL carryforwards of $39.2 million expire at various intervals between the years 2008 and 2026, while the remainder have an unlimited life. At December 31, 2007, the valuation allowance totaling $16.5 million was comprised of $6.1 million for state NOL carryforwards, $7.1 million for foreign NOL carryforwards and $3.3 million for unused state capital losses.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

As of January 1, 2007, the Company determined that $25.8 million of current undistributed net earnings, as well as the future net earnings, of certain additional foreign subsidiaries will be permanently reinvested.  As a result of the additional APB 23 change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $2.0 million during the first quarter of 2007.

The Company has undistributed earnings from continuing operations of foreign subsidiaries of $89.2 million at December 31, 2007, for which deferred taxes have not been provided.  Such earnings are indefinitely reinvested in the foreign subsidiaries.  If such earnings were repatriated, additional tax may result.  The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an $8.7 million decrease in the net liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. As of January 1, 2007, the Company had $42.4 million of gross unrecognized tax benefits, including interest.  Of this amount, $34.3 million represents the portion that, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of January 1, 2007, the Company had $5.4 million accrued for the payment of interest, and no amounts accrued for penalties.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties since the inception of FIN 48:

(in millions)	2007

Balance at January 1	$37.0
Gross increases – tax positions prior periods	4.5
Gross decreases – tax positions prior periods	(0.7)
Gross increases – current period tax positions	2.6
Decreases – settlements with taxing authorities	(0.3)
Reductions – lapse of statute of limitations	(4.4)
Foreign exchange	0.3

Balance at December 31	$39.0

As of December 31, 2007, the Company had $44.4 million of gross unrecognized tax benefits, including interest.  Of this amount, $37.4 million represents the portion that, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2007, the Company had $5.4 million accrued for the payment of interest, and no amounts accrued for penalties.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2007, will decrease by approximately $1.2 million in 2008 as a result of expected settlements with taxing authorities.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2008, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  In the fourth quarter of 2006, the IRS completed its audit of the Company’s taxable years 2002 and 2003. As discussed in Note 11 – Commitments and Contingencies, the Company and the IRS reached settlements in 2005 for taxable years 1986 through 2001, and the statute of limitations related to these taxable years expired on March 9, 2006. The Company’s taxable years 2004 through 2006 are currently open for IRS examination and the IRS has begun its audit of 2004 and 2005.  Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 1999 taxable year.  With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2001, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2001.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to earnings before taxes is attributable to the following:

(in millions)	2007	2006	2005

Income tax provision at 35 percent	$32.4	$108.4	$170.1
State and local income taxes, net of Federal income tax effect	1.3	7.8	9.8
Deferred tax reassessments	(12.7)	—	—
Research and development credit	(8.1)	(8.5)	(9.7)
Change in estimates related to prior years and prior years’ amended tax return filings	3.8	(4.4)	(15.0)
Lower taxes related to foreign income, net of credits	(2.9)	(5.2)	(5.7)
Tax rate changes	2.5	—	—
Domestic production activities benefit	(2.4)	(3.0)	(3.7)
Change in APB No. 23 assertion	(2.0)	—	(8.7)
Tax reserve reassessment	0.9	(40.2)	(3.7)
Extraterritorial income benefit	—	(9.8)	(12.2)
Investment sale capital loss utilization	—	—	(6.6)
Other	0.3	1.4	0.2

Actual income tax provision	$13.1	$46.5	$114.8

Effective tax rate	14.1%	15.0%	23.6%

In 2007, the Company’s effective tax rate of 14.1 percent was lower than the statutory rate primarily due to benefits from $12.7 million related to reassessments of the deductibility of restructuring reserves and depreciation timing differences; foreign earnings in tax jurisdictions with lower effective tax rates; and a research and development tax credit. These benefits were partially offset by $3.8 million of additional taxes related to changes in estimates related to prior year’s filings.

In 2006, the Company’s effective tax rate of 15.0 percent was lower than the statutory rate primarily due to benefits from $40.2 million of tax reserve reassessments of underlying exposures.  Refer to Note 11 – Commitments and Contingencies for further detail.  In addition, the extraterritorial income benefit, foreign earnings in tax jurisdictions with lower effective tax rates and a research and development tax credit also contributed to the reduced effective tax rate.

In 2005, the Company’s effective tax rate of 23.6 percent was lower than the statutory rate primarily as a result of $15.0 million attributed primarily to refinements in the prior years’ extraterritorial income benefit included above in Change in estimates related to the 2004 and prior years’ amended tax return filings; $12.2 million from the current year extraterritorial income benefit; $9.7 million from a research and development credit; and $8.7 million from a change in the assertion under APB No. 23 for certain foreign subsidiaries as discussed above. Additionally, the Company’s 2005 tax rate benefited from a $6.6 million utilization of previously unrecognized loss carryforwards incurred in connection with the investment sale gain, as discussed in Note 8 – Investments.

Income tax provision (benefit) allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2007	2006	2005

Continuing operations	$13.1	$46.5	$114.8
Discontinued operations	(8.1)	(9.6)	(4.4)

Total tax provision	$5.0	$36.9	$110.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount which is less than total obligations outstanding.  The Company has also guaranteed payments to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential liability associated with these customer financing arrangements was $106.2 million and $99.8 million as of December 31, 2007 and 2006, respectively.  Potential payments in connection with these customer financing arrangements would likely extend over several years.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount.  The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was $172.8 million and $214.8 million as of December 31, 2007 and 2006, respectively.

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN 45), the Company has recorded the fair market value of these guarantee and repurchase obligations as a liability on the consolidated balance sheets based on historical experience and current facts and circumstances.  Historical cash requirements and losses associated with these obligations have not been significant.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $70.1 million and $81.5 million as of December 31, 2007 and 2006, respectively, including $70.1 million and $64.6 million for continuing operations, respectively. These amounts are primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, which totaled $15.8 million and $17.7 million as of December 31, 2007 and 2006, respectively, all related to continuing operations, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.

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

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities — other at December 31:

(in millions)	2007	2006

Balance at January 1	$161.0	$155.3
Payments made	(119.5)	(116.2)
Provisions/additions for contracts issued/sold	119.1	121.5
Aggregate changes for preexisting warranties	3.3	0.4

Balance at December 31	$163.9	$161.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $16.2 million and $21.2 million at December 31, 2007 and 2006, respectively.

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

Tax Case. In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. In 2003 and 2004, the Company made payments to the IRS comprised of $33 million in taxes due and $39 million of pre-tax interest (approximately $25 million after-tax) to avoid future interest costs.  Subsequently, the Company and the IRS settled all issues involved in and related to this case.  As a result, the Company reversed $42.6 million of tax reserves in 2006, primarily related to the reassessment of underlying exposures, received a refund of $12.9 million from the IRS, and recorded an additional tax receivable of $4.1 million for interest related to these tax years.  Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax effect of the IRS's audit adjustments.

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

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $38.6 million to $58.7 million as of December 31, 2007. At December 31, 2007 and 2006, Brunswick had reserves for environmental liabilities of $48.0 million and $49.4 million, respectively. There were   environmental provisions of $0.7 million, $0.0 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

  Asbestos Claims. Brunswick’s subsidiary, Old Orchard Industrial Corp., is a defendant in more than 8,000 lawsuits involving claims of asbestos exposure from products manufactured by Vapor Corporation (Vapor), a former subsidiary that the Company divested in 1990. Virtually all of the asbestos suits involve numerous other defendants. The claims generally allege that the Company sold products that contained components, such as gaskets, which included asbestos, and seek monetary damages. Neither Brunswick nor Vapor is alleged to have manufactured asbestos. Several thousand claims have been dismissed with no payment and no claim has gone to jury verdict. In a few cases, claims have been filed against other Brunswick entities, with a majority of these suits being either dismissed or settled for nominal amounts. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Australia Trade Practices Investigation. In January 2005, Brunswick received a notice to furnish information and documents to the Australian Competition and Consumer Commission (ACCC). A subsequent notice was received in October of 2005.  Following the completion of its investigation in December 2006, the ACCC commenced proceedings against a Brunswick subsidiary, Navman Australia Pty Limited, with respect to its compliance with the Trade Practices Act of 1974 as it pertains to Navman Australia’s sales practices from 2001 to 2005.  The ACCC had alleged that Navman Australia engaged in resale price maintenance in breach of the Act.  In December 2007, the Australian courts approved a settlement in favor of ACCC for approximately $1.3 million.

Chinese Supplier Dispute. Brunswick was involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment.  Zhonglu had asserted counterclaims seeking damages for alleged breach of contract among other claims in August 2007.  The arbitration tribunal issued a ruling in the Company’s favor for a net amount of approximately $0.1 million.

Patent Infringement Dispute. In October 2006, Brunswick was sued by Electromotive, Inc. (Electromotive) in the United States District Court for the Northern District of Virginia.  Electromotive claimed that a number of engines sold by Brunswick’s Mercury Marine business had infringed on an expired patent held by Electromotive related to a method for ignition timing.  On July 27, 2007, a jury returned a verdict in favor of Electromotive in the amount of approximately $3 million.  In October 2007, the Company and Electromotive subsequently reached an agreement to settle the case in lieu of pursuing respective appeals at a level below the verdict.

   Brazilian Customs Dispute. In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $14 million related to the importation of Life Fitness products into Brazil.  The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer’s suggested retail price of those goods in the United States.  The assessment consists of duties, penalties and interest on the importation of Life Fitness products into Brazil over the past five years.  Brunswick believes that this determination by the Brazilian Customs Office is without merit and has appealed the assessment.  The Company does not believe that the resolution of this dispute will have a material adverse effect on its consolidated financial condition or results of operations.

Note 12 – Financial Instruments

The Company operates domestically and internationally, with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes its normal operating and financing activities, along with derivative financial instruments to minimize these risks.

Derivative Financial Instruments.  The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2007, 2006 and 2005.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Other expense, net.  The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Fair Value Derivatives. During 2007 and 2006, the Company entered into foreign currency forward contracts to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in the exchange rates of foreign currencies. The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings.

Cash Flow Derivatives.   Certain derivative instruments qualify as cash flow hedges under the requirements of SFAS Nos. 133, Accounting for Derivative Instruments and Hedging Activities, and 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133. The Company executes forward contracts and options, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of certain raw materials, and natural gas forward contracts, based on projected purchases, to manage exposure related to risk from price changes. The Company has also entered into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive income (loss), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The following activity related to cash flow hedges were recorded in Accumulated other comprehensive income (loss) as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2007		2006
(in millions)	Pre-tax	After-tax	Pre-tax	After-tax

Beginning balance	$7.6	$5.3	$11.2	$7.9
Net change associated with current period hedging activity	(34.6)	(24.2)	(12.6)	(8.8)
Net amount recognized into earnings	22.5	15.7	9.0	6.2

Ending balance	$(4.5)	$(3.2)	$7.6	$5.3

The Company estimates that $1.3 million of after-tax net realized losses from derivatives that have been settled and deferred in Accumulated other comprehensive income (loss) at December 31, 2007, will be realized in earnings over the next twelve months. At December 31, 2007, the term of derivative instruments hedging forecasted transactions ranges from one to eighteen months.

Foreign Currency.  The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 2007 and 2006, had notional contract values of $284.2 million and $377.2 million, respectively. The approximate fair value of forward exchange contracts was a net liability of $5.0 million and $5.7 million at December 31, 2007 and 2006, respectively. Option contracts outstanding at December 31, 2007 and 2006, had notional contract values of $343.8 million and $144.7 million, respectively. The approximate fair value of options contracts outstanding was a net liability of $1.2 million and a net asset of $0.5 million at December 31, 2007 and 2006, respectively. The forward and options contracts outstanding at December 31, 2007, mature during 2008 and 2009 and primarily relate to the Euro, Canadian dollar, British pound, Australian dollar, Japanese yen and New Zealand dollar.

Interest Rate.  The Company utilizes fixed-to-floating interest rate swaps to mitigate the interest rate risk associated with its long-term debt. These swaps had a notional value of $50.0 million as of December 31, 2007 and 2006, respectively, and an associated fair market value of $1.4 million as of December 31, 2007, and a loss of $0.2 million as of December 31, 2006. These instruments have been treated as fair value hedges, with the offset to the aforementioned fair market value (loss) recorded in long-term debt; see Note 14 – Debt in the Notes to Consolidated Financial Statements for further details.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company also utilizes forward starting floating-to-fixed interest rate swaps to hedge the interest rate risks associated with interest payments on anticipated issuances of long-term debt.  As of December 31, 2007, Company had forward starting swaps with a notional value of $150 million and a fair market value of a loss of $3.9 million.   These instruments are being accounted for as cash flow hedges of long-term fixed rate debt expected to be issued to refinance the $250 million of floating rate notes due July 2009.  There were no forward starting swaps outstanding as of December 31, 2006.

As of December 31, 2007 and 2006, the Company had $11.9 million and $12.6 million, respectively, of deferred gains associated with forward starting interest rate swaps included in Accumulated other comprehensive income (loss).  These amounts include gains deferred on $250 million of forward starting interest rate swaps terminated in July 2006, which had been designated as cash flow hedges of long term fixed rate debt expected to be issued in 2006 to refinance notes maturing in December 2006.  These forward starting swaps resulted in a net realized gain of $14.2 million.  In 2006, the Company refinanced its debt due in December 2006 with $250 million of floating rate notes due in July 2009, which were callable beginning in July 2007, and recognized $1.6 million of the gain as the ineffective portion of the hedge and deferred the remainder in Accumulated other comprehensive income (loss) pending refinancing of the 2009 notes with long-term, fixed rate debt.  In 2007, the Company recognized an additional $0.7 million of the gain as ineffective, as the long term fixed rate debt issuance did not occur.  The Company continues to believe that the $250 million of floating rate notes due in July 2009 will be refinanced with long term fixed rate debt.

Commodity Price.  The Company uses commodity swap and futures contracts to hedge anticipated purchases of certain raw materials. Commodity swap contracts outstanding at December 31, 2007 and 2006 had notional values of $23.2 million and $18.6 million, respectively. At December 31, 2007 and 2006, the estimated fair value of these swap contracts was a net asset of $0.5 million and $4.0 million, respectively. The contracts outstanding at December 31, 2007, mature throughout 2008 and 2009. The Company also uses futures contracts to manage its exposure to fluctuating natural gas prices, which had a notional contract value of $1.8 million and $1.7 million outstanding at December 31, 2007 and 2006, respectively. The estimated fair value of the futures contracts was a net liability of $0.4 million at December 31, 2007 and 2006.

Concentration of Credit Risk.  The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of active recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. Concentrations of credit risk with respect to accounts receivable are not material to the Company’s financial position, due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas, with the exception of one boat builder customer. This customer had trade accounts receivable and long-term notes receivable, in connection with a supply agreement, with net credit exposure of $23.7 million and $29.4 million at December 31, 2007 and 2006, respectively.

Fair Value of Other Financial Instruments.  The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2007 and 2006, the fair value of the Company’s long-term debt was approximately $717.8 million and $729.0 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 13 – Accrued Expenses

Accrued Expenses at December 31 were as follows:

(in millions)	2007	2006

Sales incentives and discounts	$172.3	$157.8
Product warranties	161.8	158.9
Accrued compensation and benefit plans	159.5	114.2
SFAS 140 obligations	92.1	31.6
Deferred revenue	74.5	64.4
Insurance reserves	50.2	48.6
Other	147.7	173.4

Total accrued expenses	$858.1	$748.9

Note 14 – Debt

Long-Term Debt at December 31 consisted of the following:

(in millions)	2007	2006

Floating rate notes, due 2009	$250.0	$250.0
Notes, 7.125% due 2027, net of discount of $0.9 and $1.0	199.1	199.0
Notes, 5.0% due 2011, net of discount of $0.4 and $0.5	151.0	149.3
Debentures, 7.375% due 2023, net of discount of $0.5 and $0.5	124.5	124.5
Notes, 1.82% to 4.0% payable through 2015	3.6	3.6
	728.2	726.4
Current maturities	(0.8)	(0.7)

Long-term debt	$727.4	$725.7
Scheduled maturities 2009	$251.0
2010	0.5
2011	151.4
2012	0.4
Thereafter	324.1

Total long-term debt	$727.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

In the second quarter of 2005, the Company and certain of its domestic and foreign subsidiaries entered into a new $650 million revolving credit facility (Facility) that serves as support for commercial paper borrowings.  The Facility’s initial term was five years, with provisions to extend the term for an additional one year on each anniversary of the Facility, with consent of the lenders.  In May 2007, the Company amended the Facility agreement, resulting in a one-year extension of the term through May 5, 2012.  There are $55.0 million of the $650.0 million Facility commitments expiring on May 5, 2011; however, the Company has the right to replace these commitments at any time. Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at the greater of the prime rate as announced by JPMorgan Chase Bank, N.A., or the Federal Funds effective rate plus 50 basis points, or a rate tied to LIBOR.  The Company pays a facility fee of 8 basis points per annum, which is subject to adjustment based on credit ratings.  Under the terms of the Facility, the Company is subject to a leverage test, as well as restrictions on secured debt.  The Company was in compliance with these covenants at December 31, 2007.  There were no borrowings under the Facility during 2007, and the Facility continues to serve as support for any outstanding commercial paper borrowings. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility.  The Company had borrowing capacity of $596.2 million under the terms of this agreement at December 31, 2007, net of outstanding letters of credit.

On July 24, 2006, the Company completed the offering of a $250.0 million aggregate principal amount of senior unsubordinated floating rate notes due in 2009 under the Company’s universal shelf registration.  The proceeds from this offering were used to repay the Company’s $250.0, 6.75% notes that were due in December 2006.  The floating rate notes mature on July 24, 2009, and interest is due quarterly and accrues at the rate of three-month LIBOR plus 65 basis points, set at the beginning of each quarterly period.  The Company has the option to redeem some or all of the floating rate notes at par, plus accrued interest, prior to maturity.  After this issuance, the Company had $200.0 million available under its universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

Included in Notes, 5.0% due 2011, is the estimated aggregate market value related to the fixed-to-floating interest rate swaps discussed in Note 12 - Financial Instruments.

Note 15 – Postretirement Benefits

Overview.  The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company’s contributions to its defined contribution plans are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. The expense related to these plans was $42.0 million, $47.6 million and $46.5 million in 2007, 2006 and 2005, respectively. Company contributions to multiemployer plans were $0.5 million, $0.4 million and $0.5 million in 2007, 2006 and 2005, respectively.

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

FAS 158 Adoption.  On December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158).  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement plans in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur.  SFAS 158 was adopted on a prospective basis as required.  Prior years’ amounts have not been restated.   Effective for the year ended December 31, 2007, SFAS 158 also requires measurement of a plan’s assets and benefit obligations as of the date of the employer’s fiscal year end.  As the Company already measures plan assets and benefit obligations as of December 31, 2006, the adoption of this element of SFAS 158 did not have any impact on the Company in 2007.

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

(in millions)	Before Application of SFAS 158	SFAS 158 Adjustments Increase (Decrease)	After Application of SFAS 158

Other assets
Other intangibles, net	$353.8	$(31.2)	$322.6
Other long-term assets	$216.4	$(21.3)	195.1

Total assets	$4,502.8	$(52.5)	$4,450.3

Long-term liabilities
Deferred income taxes	$124.9	$(38.6)	$86.3
Postretirement and postemployment benefits	$177.4	$46.8	$224.2

Shareholders’ equity
Accumulated other comprehensive income (loss), net of tax:
Defined benefit plans
Prior service cost	$—	$(11.2)	$(11.2)
Net actuarial loss	$—	$(121.7)	$(121.7)
Minimum pension liability	$(72.2)	$72.2	—

Shareholders’ equity	$1,932.5	$(60.7)	$1,871.8

Total liabilities and shareholders’ equity	$4,502.8	$(52.5)	$4,450.3

Costs.  Pension and other postretirement benefit costs included the following components for 2007, 2006 and 2005:

				Other Postretirement
	Pension Benefits			Benefits
(in millions)	2007	2006	2005	2007	2006	2005

Service cost	$17.3	$18.5	$18.6	$3.0	$2.9	$2.7
Interest cost	62.8	58.9	58.3	6.6	6.0	5.7
Expected return on plan assets	(81.9)	(78.3)	(72.6)	—	—	—
Amortization of prior service costs	6.5	6.8	7.3	(1.8)	(2.1)	(2.1)
Amortization of net actuarial loss	7.3	10.4	13.5	1.0	1.2	0.8
Special termination benefit	—	0.1	—	—	—	—
Curtailment loss	—	—	0.8	—	—	—

Net pension and other benefit costs	$12.0	$16.4	$25.9	$8.8	$8.0	$7.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Benefit Obligations and Funded Status.  A reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2007, and a statement of the funded status at December 31 for these years for the Company’s pension and other postretirement benefit plans follow:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2007	2006	2007	2006

Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,077.2	$1,051.0	$113.9	$105.4
Service cost	17.3	18.5	3.0	2.9
Interest cost	62.8	58.9	6.6	6.0
Participant contributions	—	—	1.0	1.2
Plan amendments	0.2	2.9	—	2.2
Special termination benefits	—	0.1	—	—
Acquisition	—	—	—	0.3
Actuarial (gains) losses(A)	(30.3)	(2.6)	(9.3)	3.1
Benefit payments	(55.9)	(51.6)	(8.2)	(7.2)

Benefit obligation at December 31	$1,071.3	$1,077.2	$107.0	$113.9

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	$991.0	$931.8	$—	$—
Actual return on plan assets	79.0	93.4	—	—
Employer contributions	2.6	17.4	7.2	6.0
Participant contributions	—	—	1.0	1.2
Benefit payments	(55.9)	(51.6)	(8.2)	(7.2)

Fair value of plan assets at December 31	$1,016.7	$991.0	$—	$—

Funded status at December 31	$(54.6)	$(86.2)	$(107.0)	$(113.9)

(A)	The actuarial gains for pension and other postretirement benefits arising during 2007 are primarily a result of the increase in the discount rate and demographic gains, partially offset by the impact of updating expected mortality assumptions using the RP-2000 Generational Mortality tables.

The amounts included in the Company’s balance sheets as of December 31, 2007 and 2006, were as follows:
			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2007	2006	2007	2006

Other long-term assets	$29.3	$19.7	$—	$—
Accrued expenses	(3.1)	(2.6)	(8.8)	(8.0)
Postretirement benefits	(80.8)	(103.3)	(98.2)	(105.9)

Net amount recognized	$(54.6)	$(86.2)	$(107.0)	$(113.9)

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following pre-tax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive income (loss) as of December 31:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2007	2006	2007	2006

Prior service cost (credit)
Beginning balance	$35.2	$—	$(6.1)	$—
Prior service cost arising during the period	0.2	—	—	—
Amount recognized as component of net benefit costs	(6.5)	—	1.8	—
Effect of SFAS No. 158 adoption	—	35.2	—	(6.1)

Ending balance	$28.9	$35.2	$(4.3)	$(6.1)

Net actuarial loss
Beginning balance	$172.8	$—	$22.0	$—
Actuarial gain arising during the period	(27.4)	—	(9.3)	—
Amount recognized as component of net benefit costs	(7.3)	—	(1.0)	—
Effect of SFAS No. 158 adoption	—	172.8	—	22.0

Ending balance	$138.1	$172.8	$11.7	$22.0

Total	$167.0	$208.0	$7.4	$15.9

The estimated pre-tax prior service cost and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2007, expected to be recognized as components of net periodic benefit cost in 2008 for the Company’s pension plans are $6.5 million and $3.6 million, respectively.  The estimated pre-tax prior service credit and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2007, expected to be recognized as components of net periodic benefit cost in 2008 for the Company’s other postretirement benefit plans are $1.7 million and $0.1 million, respectively.

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

The accumulated benefit obligation for the Company’s pension plans was $1,040.3 million and $1,037.8 million at December 31, 2007 and 2006, respectively.  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, at December 31 were as follows:

(in millions)	2007	2006

Projected benefit obligation	$687.6	$989.6
Accumulated benefit obligation	$656.6	$950.2
Fair value of plan assets	$603.7	$883.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The funded status of these pension plans as a percentage of the projected benefit obligation was 88 percent in 2007 compared to 89 percent in 2006.  In the aggregate, the Company’s qualified pension plans had assets greater than their accumulated benefit obligations at December 31, 2007 and 2006.  The projected benefit obligation for the Company’s unfunded, nonqualified pension plan was $54.5 million and $52.2 million at December 31, 2007 and 2006, respectively.  The accumulated benefit obligation for the unfunded, nonqualified plan was $52.2 million and $48.4 million at December 31, 2007 and 2006, respectively.

The Company's nonqualified pension plan and other postretirement benefit plans are not funded.

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

Participants eligible for other postretirement benefits have flat dollar post-age 65 benefits.  The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2007	2006

Health care cost trend rate for next year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year rate reaches the ultimate trend rate	2015	2011

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2007, would have the following effects:

	One Percent	One Percent
(in millions)	Increase	Decrease

Effect on total service and interest cost	$0.6	$(0.5)
Effect on accumulated postretirement benefit obligation	$5.7	$(5.1)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2007	2006	2007	2006

Discount rate	6.50%	6.00%	6.35%	6.00%
Rate of compensation increase(A)	3.25%	3.75%	—	—

(A)	Assumption used in determining pension benefit obligation only.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2007	2006	2005

Discount rate	6.00%	5.75%	5.90%
Long-term rate of return on plan assets(A)	8.50%	8.50%	8.50%
Rate of compensation increase(A)	3.75%	3.75%	3.75%

(A)	Assumption used in determining pension benefit cost only.

The Company utilized a yield curve analysis to determine the discount rates for pension and other postretirement benefit obligations in 2007. The yield curve consist of spot interest rates at half yearly increments for each of the next 30 years and was developed based on pricing and yield information for high quality corporate bonds rated Aa by Moody’s, excluding callable bonds, bonds of less that a minimum size and other filtering criteria. The yield curve analysis matched the cash flows of the Company’s benefit obligations.

The Company utilized a long-term corporate bond model to determine the discount rate used to calculate plan liabilities at December 31, 2006, 2005 and 2004.  The corporate bond model calculated the yield of a portfolio of bonds whose cash flows approximated the plans’ expected benefit payments.  The yield of this portfolio was compared to the Moody’s Aa Corporate Bond Yield Index at a comparable measurement date to determine the yield differential, which was 22 basis points, 27 basis points and 16 basis points in 2006, 2005 and 2004, respectively.  This differential was added to the year-end Moody’s index to determine the discount rate. These rates were used to determine the benefit costs for the subsequent year.

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations of investment returns. The Company’s long-term rate of return on assets assumption of 8.5 percent in 2007, 2006 and 2005, reflects recent market trends and is consistent with historical weighted average total returns achieved by the plans’ assets.

Plan Assets.  The Company’s asset allocation for its qualified pension plans at December 31 by asset category was as follows:

	Percentage of Plan Assets		Target Allocation Ranges
	2007	2006	High	Low
Asset Category Equity securities	66%	68%	75%	55%
Debt securities	14	15	22	12
Real estate	14	13	18	10
Other	6	4

Total	100%	100%

Equity securities do not include any shares of the Company’s common stock at December 31, 2007 and 2006.

Assets of the Company’s Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. The Trust strategically diversifies its investments among various asset classes in order to reduce risks and enhance returns. Long-term strategic weightings for the total Trust of 66 percent for equity securities, 20 percent for interest-sensitive investments (debt securities and other) and 14 percent for real estate are within the Company’s target allocation ranges.  All investments are continually monitored and reviewed, with evaluation considerations focusing on strategic target allocations, investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Actual asset allocations within the Trust are described below.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Expected Cash Flows.  The expected cash flows for the Company’s pension and other postretirement benefit plans follow:

(in millions)	Pension Benefits	Other Post-retirement Benefits

Company contributions expected to be made in 2008 (A)	$3.2	$8.8
Expected benefit payments (which reflect future service):
2008	$61.6	$8.8
2009	$65.6	$8.8
2010	$68.9	$8.9
2011	$72.4	$9.2
2012	$76.2	$9.4
2013-2017	$426.0	$52.4

(A)
The Company currently anticipates funding approximately $3.2 million to cover benefit payments in the unfunded, nonqualified pension plan in 2008.  The Company is evaluating the impact of the Pension Protection Act of 2006 on 2008 contributions to the qualified pension plans.  Company contributions are subject to change based on market conditions or Company discretion.

Brunswick also provides postemployment benefits to qualified former or inactive employees.  The incremental effect of adopting SFAS 158 for these postemployment benefit plans resulted in a $6.6 million after-tax ($10.8 million pre-tax) increase in Accumulated other comprehensive income (loss), net of tax, at December 31, 2006.  The pre-tax prior service credit in Accumulated other comprehensive income (loss) recognized in income in 2007 was $1.3 million.  The estimated pre-tax prior service credit in Accumulated other comprehensive income (loss) at December 31, 2007, expected to be recognized in income in 2008, is $1.3 million.

Note 16 – Stock Plans and Management Compensation

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

The Company previously accounted for its share-based compensation using the intrinsic value method as defined in APB 25. Prior to January 1, 2006, other than for nonvested stock, no share-based employee compensation cost was reflected in net earnings. SFAS 123R requires that the Company report the tax benefit related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow in the Consolidated Statements of Cash Flows.  Total stock option expense from continuing operations was $5.2 million and 5.8 million for the years ended December 31, 2007 and 2006, respectively and resulted in a deferred tax asset for the tax benefit to be realized in future periods.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company's net earnings from continuing operations for the year ended December 31, 2006, were $3.5 million lower ($0.04 per diluted share) than if it had continued to account for share-based compensation under APB 25.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table illustrates the effect on net earnings and earnings per share for the year ended December 31, 2005, if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards for periods before the Company adopted SFAS 123R:

(in millions, except per share data)	2005

Net earnings from continuing operations, as reported	$371.1
Add: Share-based employee compensation included in reported earnings, net of tax	1.8
Less: Total share-based employee compensation expense under fair value-based method for all awards, net of tax	8.7
Net earnings from continuing operations, pro forma	$364.2

Basic earnings from continuing operations per common share:
As reported	$3.80
Pro forma	$3.73

Diluted earnings from continuing operations per common share:
As reported	$3.76
Pro forma	$3.69

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 8.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of December 31, 2007, 4.0 million shares were available for grant.

Stock Options and SARS

Prior to 2005, the Company primarily issued share-based compensation in the form of stock options, and had not issued any SARs. Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options. Generally, stock options and SARs are exercisable over a period of 10 years, or as otherwise determined by the Human Resources and Compensation Committee of the Board of Directors, and subject to vesting periods of four years. The exercise price of stock options and SARs issued under the Plan cannot be less than the fair market value of the underlying shares at the date of grant.  Stock option activity for all plans for the three years ended December 31, 2007, 2006 and 2005, was as follows:

	2007				2006		2005
(Options in thousands)	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Stock Options Outstanding	Weighted Average Exercise Price	Stock Options Outstanding	Weighted Average Exercise Price

Outstanding on January 1	4,001	$ 32.62			3,844	$ 29.91	3,702	$ 24.59
Granted	900	$ 32.89			906	$ 39.06	934	$ 45.90
Exercised	(410)	$ 23.94		$3,556	(548)	$ 21.95	(740)	$ 23.17
Forfeited	(272)	$ 37.39			(201)	$ 38.90	(52)	$ 34.04

Outstanding on December 31	4,219	$ 33.22	5.7 years	$—	4,001	$ 32.62	3,844	$ 29.91

Exercisable on December 31	2,428	$ 30.02	4.0 years	$—	2,338	$ 26.73	2,312	$ 23.45

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2007:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price

$17.38 to $20.00	479	2.7 years	$ 19.59	479	2.7 years	$ 19.59
$20.01 to $30.00	1,003	3.5 years	$ 23.49	990	3.4 years	$ 23.48
$30.01 to $40.00	1,928	7.8 years	$ 36.30	509	5.6 years	$ 38.47
$40.01 to $49.27	809	5.0 years	$ 46.00	450	4.8 years	$ 45.93

The weighted average fair values of individual SARs granted were $9.85 and $12.02 during 2007 and 2006, respectively.  The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions used for 2007, 2006 and 2005:

	2007	2006	2005

Risk-free interest rate	4.6%	4.4%	3.7%
Dividend yield	1.8%	1.5%	1.4%
Volatility factor	29.9%	31.2%	34.1%
Weighted average expected life	5.1 – 6.2 years	4.8 - 6.1 years	5.0 years

Nonvested stock awards

The Company issues nonvested stock awards (stock units) to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. In addition, employees entitled to receive cash payments under the Company’s Strategic Incentive Plan (a long-term incentive plan for senior employees) may elect to receive a vested stock award instead, with a 20 percent nonvested stock premium.  Nonvested stock awards (including the premium) have vesting periods of three or four years and are eligible for dividends, which are reinvested and non-voting. All nonvested awards have restrictions on the sale or transfer of such awards during the nonvested period.

Generally, grants of nonvested stock options, SARs and stock units are forfeited if employment is terminated prior to vesting.  However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; and (iii) beginning in 2007, upon the sale or divestiture of the business unit to which the grantee is assigned.  Stock option and SAR grants made prior to 2006 also vest immediately if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service, equals 65 or more; grants made in 2006 and later vest immediately if (A) the grantee has attained the age of 62 and (B) the grantee’s age plus total years of service equals 70 or more.  Nonvested stock awards granted prior to 2006 vest pro rata if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service equals 65 or more; grants made in 2006 and later vest pro rata if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service equals 70 or more.

The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During December 31, 2007, 2006 and 2005, there was $4.1 million, $7.0 million and $3.4 million charged to compensation expense under the Plan, respectively.

The weighted average price per nonvested stock award at grant date was $33.00, $39.15 and $45.90 for the nonvested stock awards granted in 2007, 2006 and 2005, respectively.  Nonvested stock award activity for all plans for the three years ended December 31 was as follows:

(in thousands)	2007	2006	2005

Outstanding at January 1	550	519	824
Granted	127	325	103
Released	(195)	(227)	(101)
Forfeited	(47)	(67)	(307)

Outstanding at December 31	435	550	519

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2007, there was $6.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.4 years.

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

Note 17 – Treasury and Preferred Stock

Treasury stock activity for the three years ended December 31, 2007, 2006 and 2005, was as follows:

(Shares in thousands)	2007	2006	2005

Balance at January 1	11,671	6,881	5,709
Common stock repurchase program	4,100	5,638	1,943
Compensation plans and other	(679)	(848)	(771)

Balance at December 31	15,092	11,671	6,881

At December 31, 2007, 2006 and 2005, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2007, 2006 and 2005).

Note 18 – Leases

The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers and certain personal property. The longest of these obligations extends through 2099. Most leases contain renewal options, some contain purchase options or escalation clauses, and many provide for contingent rentals based on percentages of gross revenue.

No leases contain restrictions on the Company’s activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

(in millions)	2007	2006	2005

Basic expense	$51.4	$48.8	$43.1
Contingent expense	2.7	2.6	2.3
Sublease income	(0.7)	(0.9)	(0.9)

Rent expense, net	$53.4	$50.5	$44.5

Future minimum rental payments at December 31, 2007, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2008	$49.2
2009	42.5
2010	34.1
2011	25.0
2012	15.2
Thereafter	35.5

Total (not reduced by minimum sublease rentals of $1.6)	$201.5

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 19 – Share Repurchase Program

In the second quarter of 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of December 31, 2007, the Company’s remaining share repurchase authorization for the program was $240.4 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  During 2007, 2006 and 2005, the Company repurchased approximately 4.1 million, 5.6 million and 2.0 million shares under this program for $125.8 million, $195.6 million and $76.0 million, respectively.  As of December 31, 2007, the Company has repurchased approximately 11.7 million shares since the program’s inception.

BRUNSWICK CORPORATION
Notes to Consolidated

Note 20 – Quarterly Data (unaudited)

Brunswick maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). The first three quarters of fiscal year 2007 ended on March 31, 2007, June 30, 2007, and September 29, 2007 and the first three quarters of 2006 ended on April 1, 2006, July 1, 2006, and September 30, 2006.

	Quarter Ended				Year
(in millions, except per share data)	March 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 31, 2007	Ended Dec. 31, 2007

Net sales	$1,386.1	$1,522.9	$1,326.2	$1,436.0	$5,671.2
Gross margin (A)	$296.4	$332.3	$258.4	$256.0	$1,143.1
Net earnings (loss) from continuing operations	$34.3	$56.9	$(23.7)	$12.1	$79.6
Net earnings	$45.6	$57.3	$1.9	$6.8	$111.6
Basic earnings per common share:
Net earnings (loss) from continuing operations	$0.38	$0.63	$(0.27)	$0.14	$0.88
Net earnings (loss) from discontinued operations	0.12	—	0.29	(0.06)	0.36
Net earnings	$0.50	$0.63	$0.02	$0.08	$1.24
Diluted earnings per common share:
Net earnings (loss) from continued operations	$0.38	$0.63	$(0.27)	$0.14	$0.88
Net earnings (loss) from discontinued operations	0.12	—	0.29	(0.06)	0.36
Net earnings	$0.50	$0.63	$0.02	$0.08	$1.24

Dividends declared	$—	$—	$—	$0.60	$0.60
Common stock price (NYSE symbol: BC):
High	$34.62	$34.80	$33.12	$24.21	$34.80
Low	$30.02	$30.38	$21.49	$17.05	$17.05

	Quarter Ended				Year Ended Dec. 31, 2006
(in millions, except per share data)	April 1, 2006	July 1, 2006	Sept. 30, 2006	Dec. 31, 2006

Net sales	$1,413.3	$1,543.1	$1,337.8	$1,370.8	$5,665.0
Gross margin (A)	$313.4	$354.8	$288.9	$268.6	$1,225.7
Net earnings from continuing operations	$74.2	$94.4	$50.4	$44.2	$263.2
Net earnings (loss)	$67.4	$83.2	$36.5	$(53.2)	$133.9
Basic earnings per common share:
Net earnings from continuing operations	$0.78	$1.00	$0.54	$0.48	$2.80
Net loss from discontinued operations	(0.07)	(0.12)	(0.15)	(1.05)	(1.38)
Net earnings (loss)	$0.71	$0.88	$0.39	$(0.57)	$1.42
Diluted earnings per common share:
Net earnings from continued operations	$0.77	$0.99	$0.54	$0.47	$2.78
Net loss from discontinued operations	(0.07)	(0.12)	(0.15)	(1.04)	(1.37)
Net earnings (loss)	$0.70	$0.87)	$0.39	$(0.57)	$1.41

Dividends declared	$—	$—	$—	$0.60	$0.60
Common stock price (NYSE symbol: BC):
High	$42.30	$40.50	$33.31	$33.24	$42.30
Low	$36.04	$32.35	$27.56	$30.71	$27.56

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

BRUNSWICK CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year

2007	$29.7	$10.7	$(10.4)	$0.3	$0.9	$31.2

2006	$22.1	$9.2	$(5.7)	$(1.5)	$5.6	$29.7

2005	$28.7	$(0.7)	$(6.0)	$0.1	$0.2	$22.1

Deferred Tax Asset Valuation Allowance (A)	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year

2007	$10.0	$—	$—	$—	$6.5	$16.5

2006	$12.4	$(0.1)	$—	$—	$(2.3)	$10.0

2005	$20.0	$(7.6)	$—	$—	$—	$12.4

(A)	State and foreign net operating loss carryforwards, and state capital losses that are not expected to be utilized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION

Date: February 22, 2008	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 22, 2008	By:	/s/ DUSTAN E. McCOY
Dustan E. McCoy
Chairman and Chief Executivr Officer
(Principal Executive Officer)

Date: February 22, 2008	By:	/s/ PETER G. LEEMPUTTE
Peter G. Leemputte
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 22, 2008	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting a majority of the Board of Directors, by Peter G. Leemputte, Attorney-in-Fact.

Nolan D. Archibald
Jeffrey L. Bleustein
Michael J. Callahan
Cambria W. Dunaway
Manuel A. Fernandez
Graham H. Phillips
Ralph C. Stayer
J. Steven Whisler
Lawrence A. Zimmerman

Date: February 22, 2008	By:	/s/ PETER G. LEEMPUTTE
Peter G. Leemputte
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company filed as Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and hereby incorporated by reference.
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

EXHIBIT INDEX (Cont'd)

Exhibit No.	Description
10.2*	Form of Terms and Conditions of Employment between the Company and each of L.C. Chatfield II, W. N. Hardie, P. G. Leemputte, B. R. Lockridge, A. L. Lowe, P. C. Mackey, G.T. Neill, K. Roll-Wallace and J. E. Stransky, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2007, and hereby incorporated by reference.
10.3*	1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company’s definitive Proxy Statement dated March 25, 1994, for the Annual Meeting of Stockholders on
April 27, 1994, and hereby incorporated by reference.

10.4*	Supplemental Pension Plan filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.5*	Form of Indemnification Agreement by and between the Company and each of N. D. Archibald,
J. L. Bleustein, M. J. Callahan, C. W. Dunaway, M. A. Fernandez, G.H. Phillips, R. C. Stayer, J.S. Whisler and L. A. Zimmerman.

10.6*	1991 Stock Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and hereby incorporated by reference.
10.7*	Brunswick Performance Plan for 2007 filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 2006, and hereby incorporated by reference.
10.8*	Brunswick Performance Plan for 2008.
10.9*	Brunswick Strategic Incentive Plan for 2006 – 2007 filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for 2006, and hereby incorporated by reference.
10.10*	Brunswick Strategic Incentive Plan for 2007 – 2008 filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for 2006, and hereby incorporated by reference.
10.11	1997 Stock Plan for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.12*	Elective Deferred Compensation Plan filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.13*	Automatic Deferred Compensation Plan filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for 2003 and hereby incorporated by reference.
10.14*	Brunswick 2003 Stock Incentive Plan filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.15*	S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
12.1	Statement regarding computation of ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______

*	Management contract or compensatory plan or arrangement.