Form 10-Q
period 2008-03-29
BRUNSWICK CORP
filed 2008-05-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
or
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

Yes [   ]     No [X]

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of April 28, 2008, was 87,581,643.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 29, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Income
(unaudited)

	Three Months Ended
(in millions, except per share data)	March 29, 2008	March 31, 2007

Net sales	$1,346.8	$1,386.1
Cost of sales	1,077.3	1,085.2
Selling, general and administrative expense	203.1	206.8
Research and development expense	33.9	33.5
Restructuring, exit and impairment charges	22.2	7.6
Operating earnings	10.3	53.0
Equity earnings	4.8	6.3
Investment sale gain	19.7	–
Other income (expense), net	1.1	(0.4)
Earnings before interest and income taxes	35.9	58.9
Interest expense	(11.5)	(13.6)
Interest income	1.4	1.8
Earnings before income taxes	25.8	47.1
Income tax provision	12.5	12.8
Net earnings from continuing operations	13.3	34.3

Discontinued operations:
Earnings from discontinued operations, net of tax	–	3.4
Gain on disposal of discontinued operations, net of tax	–	7.9
Net earnings from discontinued operations	–	11.3

Net earnings	$13.3	$45.6

Earnings per common share:
Basic
Net earnings from continuing operations	$0.15	$0.38
Earnings from discontinued operations, net of tax	–	0.03
Gain on disposal of discontinued operations, net of tax	–	0.09

Net earnings	$0.15	$0.50

Diluted
Net earnings from continuing operations	$0.15	$0.38
Earnings from discontinued operations, net of tax	–	0.03
Gain on disposal of discontinued operations, net of tax	–	0.09

Net earnings	$0.15	$0.50

Weighted average shares used for computation of:
Basic earnings per share	88.2	91.4
Diluted earnings per share	88.3	92.0

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	March 29,	December 31,	March 31,
(in millions)	2008	2007	2007
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$267.3	$331.4	$204.0
Accounts and notes receivable, less allowances of $35.4, $31.2 and $27.5	648.8	572.4	565.5
Inventories
Finished goods	494.3	446.7	461.2
Work-in-process	346.0	323.4	338.8
Raw materials	143.9	136.6	145.2
Net inventories	984.2	906.7	945.2
Deferred income taxes	241.9	249.9	223.0
Prepaid expenses and other	57.5	53.9	80.0
Current assets held for sale	–	–	30.3
Current assets	2,199.7	2,114.3	2,048.0

Property
Land	105.7	103.5	93.3
Buildings and improvements	703.7	697.4	638.3
Equipment	1,210.7	1,205.7	1,193.1
Total land, buildings and improvements and equipment	2,020.1	2,006.6	1,924.7
Accumulated depreciation	(1,140.4)	(1,117.8)	(1,065.1)
Net land, buildings and improvements and equipment	879.7	888.8	859.6
Unamortized product tooling costs	154.7	164.0	157.3
Net property	1,034.4	1,052.8	1,016.9

Other assets
Goodwill	678.4	678.9	664.8
Other intangibles, net	242.6	245.6	319.2
Investments	118.3	132.1	152.8
Other long-term assets	138.0	141.9	190.3
Long-term assets held for sale	–	–	22.6
Other assets	1,177.3	1,198.5	1,349.7

Total assets	$4,411.4	$4,365.6	$4,414.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	March 29,	December 31,	March 31,
(in millions, except share data)	2008	2007	2007
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$0.9	$0.8	$0.6
Accounts payable	488.0	437.3	435.4
Accrued expenses	832.2	858.1	788.1
Current liabilities held for sale	–	–	23.3
Current liabilities	1,321.1	1,296.2	1,247.4

Long-term liabilities
Debt	729.1	727.4	725.8
Deferred income taxes	16.0	12.3	36.0
Postretirement and postemployment benefits	193.6	192.8	224.2
Other	234.6	244.0	273.8
Long-term liabilities held for sale	–	–	9.5
Long-term liabilities	1,173.3	1,176.5	1,269.3

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	407.8	409.0	378.0
Retained earnings	1,901.7	1,888.4	1,875.0
Treasury stock, at cost:
14,956,000; 15,092,000 and 12,257,000 shares	(426.2)	(428.7)	(341.2)
Accumulated other comprehensive loss, net of tax	(43.2)	(52.7)	(90.8)
Shareholders’ equity	1,917.0	1,892.9	1,897.9

Total liabilities and shareholders’ equity	$4,411.4	$4,365.6	$4,414.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(in millions)	March 29, 2008	Revised March 31, 2007

Cash flows from operating activities
Net earnings	$13.3	$45.6
Net earnings from discontinued operations	–	11.3
Net earnings from continuing operations	13.3	34.3
Depreciation and amortization	44.3	41.0
Changes in non-cash current assets and current liabilities	(136.6)	(132.2)
Impairment charges	8.4	–
Income taxes	8.2	33.1
Other, net	(11.7)	(2.0)
Net cash used for operating activities of continuing operations	(74.1)	(25.8)
Net cash used for operating activities of discontinued operations	–	(22.6)
Net cash used for operating activities	(74.1)	(48.4)

Cash flows from investing activities
Capital expenditures	(28.3)	(39.8)
Acquisitions of businesses, net of cash acquired	–	(0.1)
Investments	(4.1)	(5.5)
Proceeds from investment sale	40.4	–
Proceeds from the sale of property, plant and equipment	1.7	0.3
Other, net	0.2	12.8
Net cash provided by (used for) investing activities of continuing operations	9.9	(32.3)
Net cash provided by investing activities of discontinued operations	–	30.4
Net cash provided by (used for) investing activities	9.9	(1.9)

Cash flows from financing activities
Net issuances of commercial paper and other short-term debt	0.3	–
Payments of long-term debt including current maturities	(0.2)	(0.2)
Stock repurchases	–	(33.4)
Stock options exercised	–	4.5
Net cash provided by (used for) financing activities of continuing operations	0.1	(29.1)
Net cash used for financing activities of discontinued operations	–	–
Net cash provided by (used for) financing activities	0.1	(29.1)

Net decrease in cash and cash equivalents	(64.1)	(79.4)
Cash and cash equivalents at beginning of period	331.4	283.4

Cash and cash equivalents at end of period	$267.3	$204.0

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements.  The unaudited interim consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain previously reported amounts have been reclassified to conform to the current period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2007 Annual Report on Form 10-K (the 2007 Form 10-K), except as it relates to fair value measurements, as discussed in Note 4 – Fair Value Measurements. As indicated in Note 2 – Discontinued Operations, Brunswick’s results as discussed in the Notes to Consolidated Financial Statements reflect continuing operations only, unless otherwise noted.  These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of March 29, 2008, December 31, 2007, and March 31, 2007, the results of operations for the three months ended March 29, 2008, and March 31, 2007, and the cash flows for the three months ended March 29, 2008, and March 31, 2007.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (thirteen-week periods).  The first quarter of fiscal year 2008 ended on March 29, 2008, and the first quarter of fiscal year 2007 ended on March 31, 2007.

Revisions. The Company expanded its presentation of the Consolidated Statement of Cash Flows to include net earnings and net earnings from discontinued operations. Accordingly, the Company revised the March 31, 2007, Consolidated Statement of Cash Flows.  Net cash flows from operating, investing and financing activities have not changed.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 4 – Fair Value Measurements for additional disclosures.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

   In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to adopt the fair value option established by SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS 141(R) may have on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS 160 may have on the financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact that the adoption of SFAS 161 may have on the financial statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 2 – Discontinued Operations

In April 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which consisted of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses.  Accordingly, the Company reported these BNT businesses as discontinued operations in accordance with the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” related to the classification of assets to be disposed of by sale.  These criteria include reclassifying the operations of BNT for all periods presented.

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively. During the first quarter of 2007, the Company recognized proceeds of $44.7 million, resulting in an after-tax gain of $7.9 million before post-closing adjustments.

Each of these sales was subject to post-closing adjustments, which were completed during 2007.  Ultimately, the Company recorded net proceeds of $40.6 million and an after-tax gain of $4.0 million for the year ended December 31, 2007.

There were no sales or earnings from discontinued operations during the first quarter of 2008.  The following table discloses the results of operations of the BNT businesses reported as discontinued operations for the three months ended March 31, 2007:

(in millions)

Net sales	$81.0
Pretax earnings	$4.7

There were no remaining BNT net assets available for sale as of March 29, 2008, or December 31, 2007.  The following table reflects the financial position of the BNT businesses reported as discontinued operations as of March 31, 2007:

(in millions)

Accounts receivable	$26.8
Inventory, net	3.2
Other current assets	0.3
Total current assets	30.3

Goodwill and intangible assets	12.9
Investments	6.4
Property, plant and equipment	3.3
Total assets	52.9

Accounts payable	6.5
Accrued expenses	16.8
Total current liabilities	23.3

Long-term liabilities	9.5
Total liabilities	32.8

Net assets	$20.1

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 3 – Restructuring Activities

In November 2006, Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  The restructuring initiatives included the consolidation of certain boat manufacturing facilities, sales offices and distribution warehouses and reductions in the Company’s global workforce.

The Company announced further initiatives during 2007 to consolidate certain boat manufacturing facilities in connection with the purchase of a manufacturing facility in North Carolina, close a manufacturing facility in Mississippi and shift boat production to Indiana and Minnesota, enhance U.S. engine production efficiency and eliminate assembly operations for certain engines in Europe.

During the first quarter of 2008, the Company closed its bowling pin manufacturing facility in Antigo, Wisconsin, and announced that it will cease boat manufacturing at one of its facilities in Merritt Island, Florida, mothball its Swansboro, North Carolina, boat plant and close its boat plant in Bucyrus, Ohio, in anticipation of the proposed sale of certain assets relating to its Baja boat business.  The restructuring, exit and impairment charges in the first quarter of 2008 include severance and plant closure costs, asset write-downs and impairment charges associated with these actions as well as other actions commenced in 2007.

Restructuring, exit and impairment charges recorded during the first quarter of 2008 were included in the Consolidated Statements of Income as follows:

(in millions)	Boat Segment	Marine Engine Segment	Fitness Segment	Bowling & Billiards Segment	Corporate	Total

Severance	$0.7	$1.5	$—	$1.6	$0.5	$4.3
Asset write-downs (A)	8.4	—	—	3.1	—	11.5
Other	4.7	—	—	0.9	0.8	6.4

Total restructuring, exit and impairment charges	$13.8	$1.5	$—	$5.6	$1.3	$22.2

__________

(A)	Asset write-downs include $8.4 million of impairment charges.

Restructuring, exit and impairment charges recorded during the first quarter of 2007 were included in the Consolidated Statements of Income as follows:

(in millions)	Boat Segment	Marine Engine Segment	Fitness Segment	Bowling & Billiards Segment	Corporate	Total

Severance	$2.5	$1.9	$—	$—	$—	$4.4
Asset write-downs	—	—	—	—	—	—
Other	2.3	0.9	—	—	—	3.2

Total restructuring, exit and impairment charges	$4.8	$2.8	$—	$—	$—	$7.6

The Company anticipates that it will incur additional costs of approximately $29 million under these initiatives in 2008.  Of the $29 million of charges remaining under these initiatives, $17 million are expected in the Boat segment, $11 million in the Marine Engine segment and $1 million in the Bowling & Billiards segment.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 4 – Fair Value Measurements

Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets

•
Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.  These are typically obtained from readily-available pricing sources for comparable instruments.

•
Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability.  These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 29, 2008:

(in millions)	Level 1	Level 2	Level 3	Total

Assets:
Cash Equivalents	$142.0	$—	$—	$142.0
Investments	4.7	—	—	4.7
Derivatives	—	10.4	—	10.4
Total Assets	$146.7	$10.4	$—	$157.1

Liabilities:
Derivatives	$—	$21.1	$—	$21.1

Note 5 – Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS 123(R) requires the Company to recognize all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, in its income statement based upon the fair value of such share-based payments.  Share-based employee compensation cost (benefit) is recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Income.  Refer to Note 16 to the consolidated financial statements in the 2007 Form 10-K for further details regarding the Company’s adoption of SFAS 123(R).

 Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 8.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of March 29, 2008, 0.4 million shares were available for grant.

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

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

During the three months ended March 29, 2008, and March 31, 2007, there were 2.6 million and 0.9 million SARs granted, respectively.  Total expenses for SARs were $1.0 million and $1.7 million for the three months ended March 29, 2008, and March 31, 2007, respectively.  These expenses resulted in a deferred tax asset for the tax benefit to be realized in future periods.

The weighted average fair values of individual SARs granted were $5.72 and $9.91 during the first quarters of 2008 and 2007, respectively.  The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions used for 2008 and 2007:

	2008	2007

Risk-free interest rate	2.9%	4.6%
Dividend yield	2.3%	1.8%
Volatility factor	40.1%	29.9%
Weighted average expected life	5.4 - 6.2 years	5.1 - 6.2 years

Nonvested stock awards

The Company issues nonvested stock awards (stock units) to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors.  In addition, employees entitled to receive cash payments under the Company’s Strategic Incentive Plan (a long-term incentive plan for senior employees), could have elected to receive a vested stock award instead with a 20 percent nonvested stock premium.  Such awards vested at the time of deferral, with the exception of the premium.  Effective January 1, 2008, the Strategic Incentive Plan was discontinued and, therefore, the right to receive a 20 percent nonvested stock premium no longer exists. Nonvested stock awards (including the premium) have vesting periods of three or four years and are eligible for dividends, which are reinvested and non-voting.  All nonvested awards have restrictions on the sale or transfer of such awards during the nonvested period.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

In 2008, performance share awards were issued to senior management.  The number of performance share awards earned will be based on achieving key strategic and financial goals by 2010.  A portion of the payout will be based on relative total shareholder return versus the S&P 500.  Prior to any award being earned, a minimum stock price threshold must be met.

The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period.  During the three months ended March 29, 2008, and March 31, 2007, there were 0.9 million and 0.1 million stock awards granted under these plans and $0.7 million and $1.4 million was charged to compensation expense under these plans, respectively.

The weighted average price per nonvested stock award at grant date was $15.83 and $33.00 for the nonvested stock awards granted in the first quarters of 2008 and 2007, respectively.  As of March 29, 2008, there was $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.4 years.

Generally, grants of nonvested stock options, SARs and stock units are forfeited if employment is terminated prior to vesting.  However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; and (iii) beginning in 2007, upon the sale or divestiture of the business unit to which the grantee is assigned.  Stock option and SAR grants made prior to 2006 also vest immediately if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service, equals 65 or more; grants made in 2006 and later vest immediately if (A) the grantee has attained the age of 62 and (B) the grantee’s age plus total years of service equals 70 or more.  Nonvested stock awards granted prior to 2006 vest pro rata if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service equals 65 or more; grants made in 2006 and later vest pro rata if (A) the age of grantee and (B) the grantee’s total number of years of service equals 70 or more.

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

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 6 – Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share."  Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards.  Weighted average basic shares decreased by 3.2 million shares in the three months ended March 29, 2008, versus the comparable period in 2007, primarily due to the Company’s share repurchase program (as discussed in Note 14 – Share Repurchase Program).  The decrease was partially offset by shares issued upon the exercise of employee stock options.

Basic and diluted earnings per share for the three months ended March 29, 2008, and March 31, 2007, were calculated as follows:

	Three Months Ended
(in millions, except per share data)	March 29, 2008	March 31, 2007

Net earnings from continuing operations	$13.3	$34.3
Earnings from discontinued operations, net of tax	—	3.4
Gain on disposal of discontinued operations, net of tax	—	7.9

Net earnings	$13.3	$45.6

Weighted average outstanding shares – basic	88.2	91.4
Dilutive effect of common stock equivalents	0.1	0.6
Weighted average outstanding shares – diluted	88.3	92.0

Basic earnings per share
Net earnings from continuing operations	$0.15	$0.38
Earnings from discontinued operations, net of tax	—	0.03
Gain on disposal of discontinued operations, net of tax	—	0.09
Net earnings	$0.15	$0.50

Diluted earnings per share
Net earnings from continuing operations	$0.15	$0.38
Earnings from discontinued operations, net of tax	—	0.03
Gain on disposal of discontinued operations, net of tax	—	0.09
Net earnings	$0.15	$0.50

As of March 29, 2008, there were 6.8 million options outstanding, of which 3.0 million were exercisable.  This compares to 4.6 million options outstanding, of which 2.6 million were exercisable as of March 31, 2007.  During the three months ended March 29, 2008, and March 31, 2007, there were 5.1 million and 2.5 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was higher than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, which are primarily comprised of arrangements with financial institutions in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding.  The Company has also guaranteed payments to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing for its customers.  In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The maximum potential liability associated with these customer financing arrangements was $115.3 million as of March 29, 2008.  Any potential payments on these customer financing arrangements would extend over several years.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase, from the third-party lender, Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was $193.3 million as of March 29, 2008.

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

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $74.7 million as of March 29, 2008.  This amount is primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  Surety bonds totaled $16.5 million as of March 29, 2008.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

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

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities – Other during the three months ended March 29, 2008:

(in millions)	2008

Balance at beginning of period	$163.9
Payments made	(27.1)
Provisions/additions for contracts issued/sold	29.2
Aggregate changes for preexisting warranties	—
Balance at end of period	$166.0

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $19.9 million as of March 29, 2008.

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

Brazilian Customs Dispute.  In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $15 million related to the importation of Life Fitness products into Brazil.  The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer's suggested retail price of those goods in the United States.  In February 2008, a Brazilian administrative court delivered a unanimous ruling in favor of the Company.  The Brazilian Customs Office has appealed the ruling as a matter of course.

Refer to Note 11 to the consolidated financial statements in the 2007 Form 10-K for discussion of other legal and environmental matters as of December 31, 2007.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 8 – Segment Data

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

Corporate/Other results include items such as corporate staff and overhead costs as well as the financial results of the Company’s joint venture, Brunswick Acceptance Company, LLC (BAC), which is discussed in further detail in Note 11 – Financial Services.  Corporate/Other assets consist primarily of cash and marketable securities, prepaid income taxes and investments in unconsolidated affiliates.  Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at established arm’s length transfer prices.

The following table sets forth net sales and operating earnings of each of the Company’s reportable segments for the three months ended March 29, 2008, and March 31, 2007:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Boat	$637.8	$699.0	$(14.7)	$19.5
Marine Engine	566.0	572.6	30.9	34.7
Marine eliminations	(119.8)	(136.2)	–	–
Total Marine	1,084.0	1,135.4	16.2	54.2

Fitness	149.2	145.0	8.1	8.1
Bowling & Billiards	113.6	105.8	0.9	8.3
Eliminations	–	(0.1)	–	–
Corporate/Other	–	–	(14.9)	(17.6)
Total	$1,346.8	$1,386.1	$10.3	$53.0

Note 9 – Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method.  See Note 11 – Financial Services for more details on the Company’s joint venture, Brunswick Acceptance Company, LLC (BAC).  Refer to Note 8 to the consolidated financial statements in the 2007 Form 10-K for further detail relating to the Company’s investments.

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan.  The sale resulted in a $19.7 million pretax gain, $9.1 million after-tax.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 10 – Comprehensive Income

The Company reports certain changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  Accumulated other comprehensive loss includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative and investment gains and losses, all net of tax.  Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), eliminating the minimum pension liability concept under which adjustments were recorded to other comprehensive income.  The Company’s adoption of SFAS 158 also required the inclusion of prior service costs and net actuarial gains and losses in other comprehensive income.  Components of other comprehensive income for the three months ended March 29, 2008, and March 31, 2007, were as follows:

	Three Months Ended
(in millions)	March 29, 2008	March 31, 2007

Net earnings	$13.3	$45.6
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	11.3	(4.0)
Net change in unrealized gains (losses) on investments	(1.4)	–
Net change in prior service cost	0.5	0.5
Net change in actuarial loss	0.7	1.3
Net change in accumulated unrealized derivative gains (losses)	(1.6)	0.4
Total other comprehensive income (loss)	9.5	(1.8)
Comprehensive income	$22.8	$43.8

Note 11 – Financial Services

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

BAC is funded in part through a loan from GE Commercial Distribution Finance Corporation and a securitization facility arranged by GECC, and in part by a cash equity investment from both partners.  BFS’s total investment in BAC at March 29, 2008, and December 31, 2007, was $51.4 million and $47.0 million, respectively.  BFS’s exposure to losses associated with BAC financing arrangements is limited to its funded equity in BAC.

BFS recorded income related to the operations of BAC of $2.8 million and $3.4 million for the three months ended March 29, 2008, and March 31, 2007, respectively.  These amounts exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Accounts receivable totaling $209.1 million and $208.2 million were sold to BAC in the first quarter of 2008 and 2007, respectively. Discounts of $1.8 million and $1.9 million for the first quarter of 2008 and 2007, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income.  The outstanding balance of receivables sold to BAC was $117.1 million as of March 29, 2008, up from $93.1 million as of December 31, 2007.  Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.6 million and $0.5 million for the three months ended March 29, 2008, and March 31, 2007, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of March 29, 2008, and December 31, 2007, the Company had a retained interest in $59.0 million and $46.4 million of the total outstanding accounts receivable sold to BAC, respectively.  The Company’s maximum exposure as of March 29, 2008, and December 31, 2007, related to these amounts was $41.5 million and $28.9 million, respectively.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.  Accordingly, the amount of the Company’s retained interest was recorded in Accounts and notes receivable, and Accrued expenses in the Condensed Consolidated Balance Sheets.  These balances are included in the amounts in Note 7 – Commitments and Contingencies.

Note 12 – Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended March 29, 2008, was 48.4 percent.  The effective tax rate was higher than the statutory rate primarily due to a higher tax rate on the $19.7 million pretax gain, $9.1 million after-tax, on the sale of the Company’s interest in its bowling joint venture in Japan.

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2007, was 27.3 percent.  The effective tax rate was lower than the statutory rate due principally to $2.3 million of special benefits, primarily related to the Company’s election to apply the indefinite reversal criterion of Accounting Principles Board No. 23, “Accounting for Income Taxes – Special Areas,” (APB 23) as discussed in the following paragraphs.  Additionally, the 2007 effective tax rate was further favorably affected by the research and development tax credit.

The Company has historically provided deferred taxes under APB 23 for the presumed ultimate repatriation to the United States of earnings from all non-U.S. subsidiaries and unconsolidated affiliates.  The indefinite reversal criterion of APB 23 allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

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

As of March 29, 2008, and December 31, 2007, the Company had approximately $40 million and $39 million of gross unrecognized tax benefits, excluding interest.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of March 29, 2008, could decrease by approximately $5 million in the next 12 months due to settlements with taxing authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 29, 2008, and December 31, 2007, the Company had approximately $5.8 million and $5.4 million accrued for the payment of interest.  There were no amounts accrued for penalties at either March 29, 2008, or December 31, 2007.

The Company is regularly audited by federal, state and foreign tax authorities.  The IRS has completed its audits of the Company’s United States income tax returns through the 2003 taxable year and is currently auditing the Company’s United States income tax returns for taxable years 2004 and 2005.  Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local audits dating back to the 1986 taxable year.  With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2001, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction tax authorities for years prior to 2001.

Note 13 – Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees.  On December 31, 2006, the Company adopted the provisions of SFAS 158, which requires recognition of the overfunded or underfunded status of pension and other postretirement plans in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur.  SFAS 158 was adopted on a prospective basis, as required.  Prior years’ amounts have not been restated.  Effective for the year ended December 31, 2007, SFAS 158 also required measurement of a plan’s assets and benefit obligations as of the date of the employer’s fiscal year end.  As the Company already measured plan assets and benefit obligations as of December 31, 2006, the adoption of this element of SFAS 158 had no impact on the Company in 2007.  See Note 15 to the consolidated financial statements in the 2007 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended March 29, 2008, and March 31, 2007:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Service cost	$3.8	$4.3	$0.7	$0.7
Interest cost	16.9	15.7	1.6	1.4
Expected return on plan assets	(21.0)	(20.4)	–	–
Amortization of prior service costs	1.6	1.6	(0.4)	(0.4)
Amortization of net actuarial loss	0.9	1.8	–	0.2
Net pension and other benefit costs	$2.2	$3.0	$1.9	$1.9

Employer Contributions. During the three months ended March 29, 2008, the Company contributed $0.4 million to fund benefit payments to its nonqualified plan.  The Company’s plans for additional contributions are subject to equity market returns and discount rate movements, among other items.

Brunswick Corporation
Notes to Consolidated Financial Statements
(unaudited)

Note 14 – Share Repurchase Program

In the second quarter of 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The Company did not repurchase any shares during the first quarter of 2008.  During the three months ended March 31, 2007, the Company repurchased 1.0 million shares under this program for $33.4 million.  Through the first quarter of 2008, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception.  As of March 29, 2008, the Company’s remaining share repurchase authorization for the program was $240.4 million.

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

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations that are subject to risks and uncertainties.  Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors of Brunswick’s 2007 Annual Report on Form 10-K (the 2007 Form 10-K).

Overview and Outlook

General

Net sales from continuing operations during the first quarter of 2008 decreased 2.8 percent to $1,346.8 million from $1,386.1 million in 2007.  For the three months ended March 29, 2008, higher sales were reported by the Fitness and Bowling & Billiards segments, which were more than offset by a reduction in the Boat and Marine Engine segments’ sales.  The overall decrease in sales for the three months ended March 29, 2008, was primarily due to the continued reduction in United States marine industry demand as a result of a weak U.S. economy, soft housing markets in key U.S. boating states, and higher food and fuel prices that ultimately reduce the funds available for discretionary purchases.  The decrease was partially offset by strong performance in engine and boat sales outside the United States and overall growth in the Bowling & Billiards and Fitness segments.

Operating earnings from continuing operations of $10.3 million and corresponding operating margins of 0.8 percent decreased from the same period in the prior year primarily as a result of lower sales from marine operations, reduced fixed-cost absorption due to reduced production rates in the Company’s marine businesses in an effort to achieve appropriate levels of dealer pipeline inventories, higher restructuring, exit and impairment charges, and an unfavorable shift toward lower margin outboard engines and outboard powered boats.  These factors were partially offset by lower variable compensation expense, successful cost-reduction initiatives, as discussed in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements, and decreased promotional incentives offered during the first quarter of 2008.  In the three months ended March 31, 2007, the Company reported operating earnings from continuing operations of $53.0 million and operating margins of 3.8 percent.

During the first quarter of 2008, the Company signed a letter of intent to sell certain assets of the Baja boat business (Baja) to Fountain Powerboat Industries, Inc. (Fountain).  The transaction is aimed at further refining the Company’s product portfolio and focusing its resources on brands and marine segments that are considered to be core to the Company’s future success.  The costs of this transaction are a component of the Company’s restructuring initiatives as discussed in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements.  The Company plans on ramping down production at its Bucyrus, Ohio, plant through the end of May.  The Company estimates that asset write-downs, along with severance and other costs associated with the Baja plant closure, could total between $10 million and $15 million, pretax, in 2008.  During the first quarter of 2008, Brunswick incurred an $8.9 million charge related to the anticipated sale of Baja assets to Fountain.  The majority of the $8.9 million charge consists of asset write-downs related to selected assets expected to be sold to Fountain and the residual assets expected to be sold to third parties.

In March 2008, the Company announced the sale of its interest in its bowling joint venture in Japan.  The sale resulted in a $19.7 million pretax gain, $9.1 million after-tax, which was recorded as an Investment sale gain in the Consolidated Statement of Income.

The Company intends to continue its efforts to achieve appropriate levels of dealer inventories by reducing production of boats and marine engines in line with reduced domestic retail demand for marine products.  The Company anticipates that marine sales will benefit from the introduction of new products and the continued growth in markets outside the United States.  Sales for 2008 in both the Fitness and Bowling & Billiards segments are expected to increase as a result of new product launches at Life Fitness and the continued opening of new Brunswick Zone XL retail bowling centers.

Operating earnings and margins for 2008 will be adversely affected by reduced marine sales and continued production declines, as discussed above.  These actions will have an unfavorable effect on Boat and Marine Engine segment margins due to lower fixed-cost absorption.  Additionally, with the restructuring of specific business operations, weakening consumer demand in certain brands across all segments and the potential for further reduction in marine retail demand in 2008, an impairment review of affected business assets may be required.  An adverse outcome from a future review could directly affect operating earnings and margins.  These factors, along with planned restructuring activities, continued increases in raw material, production, and freight and distribution costs are not expected to be fully offset by growth in Fitness and Bowling & Billiards operations, growth in operations outside the United States and the benefits from restructuring and cost containment efforts undertaken during 2007 and 2008.  Brunswick’s effective tax rate in 2008 is expected to be 33 percent, which reflects the absence of the research and development tax credit as Congress as not yet extended that benefit, and excludes the effect of taxes on restructuring charges and the additional tax provisions realized in conjunction with the sale of its joint venture in Japan, as previously described.

As discussed in Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements, on April 27, 2006, the Company announced its intention to sell the majority of the Brunswick New Technologies (BNT) business unit, consisting of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. During the second quarter of 2006, Brunswick began reporting the results of these BNT businesses, which were previously reported in the Marine Engine segment, as discontinued operations for all periods presented.  The Company’s results, as discussed in Management’s Discussion and Analysis, reflect continuing operations only, unless otherwise noted.  The Company completed the divestiture of the BNT discontinued operations in 2007.

Matters Affecting Comparability

The following events have occurred during the three months ended March 29, 2008, and March 31, 2007, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges.  In November 2006, Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  During the first quarter of 2008, the Company recorded $22.2 million related to restructuring activities as compared with $7.6 million in the first quarter of 2007.  See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Investment sale gain.  In March 2008, Brunswick sold its interest in its bowling joint venture in Japan.  The sale resulted in a $19.7 million pretax gain, $9.1 million after-tax, which was recorded as an Investment sale gain in the Consolidated Statement of Income.

Tax Items.  The comparison of net earnings per diluted share between 2008 and 2007 is affected by special tax items.  The Company did not have any significant special tax items that affected the net earnings per diluted share during the first quarter of 2008.  During the first quarter of 2007, however, the Company reduced its tax provision by $2.3 million, primarily as a result of its election to apply the indefinite reversal criterion of APB 23 to the undistributed net earnings of certain foreign subsidiaries.  The Company determined that approximately $25.8 million of undistributed net earnings, as well as the future net earnings, of these foreign subsidiaries will be indefinitely reinvested in operations outside of the United States.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	March 29, 2008	March 31, 2007	$	%

Net sales	$1,346.8	$1,386.1	$(39.3)	(2.8)%
Gross margin (A)	$269.5	$300.9	$(31.4)	(10.4)%
Restructuring, exit and impairment charges	$22.2	$7.6	$14.6	NM
Operating earnings	$10.3	$53.0	$(42.7)	(80.6)%
Net earnings from continuing operations	$13.3	$34.3	$(21.0)	(61.2)%

Diluted earnings per share from continuing operations	$0.15	$0.38	$(0.23)	(60.5)%

Expressed as a percentage of Net sales:
Gross margin	20.0%	21.7%		(170) bpts
Selling, general and administrative expense	15.1%	14.9%		20 bpts
Research and development expense	2.5%	2.4%		10 bpts
Restructuring, exit and impairment charges	1.6%	0.6%		100 bpts
Operating margin	0.8%	3.8%		(300) bpts
__________

bpts = basis points
NM = not meaningful

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

The decrease in net sales was primarily due to reduced demand levels across the marine industry compared with the first quarter of 2007, most notably with respect to United States boat and marine engine sales.  This decrease was partially offset by strong growth outside the United States, an increase in Fitness segment commercial equipment sales, higher sales attributed to recently opened Brunswick Zone XL centers and the favorable effects of foreign currency translation.

The decrease in gross margin percentage in the first quarter of 2008 compared with the same period last year was primarily due to lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand, as well as higher raw material and component costs.  This decrease was partially offset by successful cost-reduction efforts and lower promotional incentives.

Selling, general and administrative expense declined by $3.7 million to $203.1 million in the first quarter of 2008.  The decrease was primarily a result of successful cost reduction initiatives and lower variable compensation expense, partially offset by increased bad debt expense at the Bowling & Billiards segment. Selling, general and administrative expense as a percentage of net sales increased 20 basis points in the first quarter of 2008 compared with the same period in 2007.  The increase was due to lower net sales in the first quarter of 2008 as compared with the year-ago quarter.

During the first quarter of 2008, the Company expanded its restructuring activities that were announced in November 2006.  Among the restructuring activities taken during the first quarter were the announcement of the disposal of the Company’s Baja boat business, the closing of one of its Merritt Island, Florida, boat manufacturing facilities, the move to mothball its Swansboro, North Carolina, boat plant, the closing of its bowling pin production plant and subsequently sourcing bowling pins from a third party, and headcount reductions throughout the Company.  These restructuring activities led to the increase in Restructuring, exit and impairment charges. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The decrease in operating earnings was mainly due to reduced sales volumes and the unfavorable factors affecting gross margin, operating expenses and restructuring activities discussed above.

Interest expense decreased $2.1 million in the first quarter of 2008 compared with the same period in 2007, primarily as a result of lower interest rates on outstanding debt in 2008. Interest income decreased $0.4 million in the first quarter of 2008 compared with the same period in 2007, primarily as a result of a decline in interest rates on investments.

The Company’s effective tax rate in the first quarter of 2008 increased to 48.4 percent from 27.3 percent in the comparable period of 2007 mostly due to the higher tax rate applied to the gain on the sale of the Company’s interest in its joint venture in Japan, the absence of special tax benefits in the first quarter of 2008, and the absence of the research and development credit in 2008.  During the three months ended March 31, 2007, the company recognized special tax benefits of $2.3 million, primarily as a result of its APB 23 assertion to indefinitely reinvest the undistributed net earnings of certain foreign subsidiaries.

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above in operating earnings.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 88.3 million in the first quarter of 2008 from 92.0 million in the first quarter of 2007.  The decrease in average shares outstanding was primarily due to the repurchase of 3.1 million shares since the first quarter of 2007. See Note 14 – Share Repurchase Program in the Notes to Consolidated Financial Statements for additional information related to share repurchases, and the impact of a lower stock price in determining common share equivalents for options and SARs.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	March 29, 2008	March 31, 2007	$	%

Net sales	$637.8	$699.0	$(61.2)	(8.8)%
Restructuring, exit and impairment charges	$13.8	$4.8	$9.0	NM
Operating (loss) earnings	$(14.7)	$19.5	$(34.2)	NM
Operating margin	(2.3)%	2.8%		(510) bpts
Capital expenditures	$9.9	$14.5	$(4.6)	(31.7)%
__________

bpts = basis points
NM = not meaningful

The decrease in Boat segment net sales was largely attributable to the effect of reduced marine retail demand in U.S. markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories.  This decrease was partially offset by continued growth outside the United States.

Boat segment operating earnings decreased from 2007 primarily due to a decrease in sales volume and exit and restructuring charges related to the anticipated disposal of the Baja business operation, the closing of one of its Merritt Island, Florida, boat manufacturing facilities, and the move to mothball its Swansboro, North Carolina, boat plant. Additionally, higher raw material costs and lower fixed-cost absorption contributed to the decline in operating earnings.  Lower promotional incentives offered during the first quarter of 2008 partially offset the decline in operating earnings as compared with the first quarter of 2007.

Capital expenditures in the first quarter of 2008 and 2007 were largely attributable to tooling costs for the production of new models.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	March 29, 2008	March 31, 2007	$	%

Net sales	$566.0	$572.6	$(6.6)	(1.2)%
Restructuring, exit and impairment charges	$1.5	$2.8	$(1.3)	(46.4)%
Operating earnings	$30.9	$34.7	$(3.8)	(11.0)%
Operating margin	5.5%	6.1%		(60) bpts
Capital expenditures	$7.5	$14.0	$(6.5)	(46.4)%
__________

bpts = basis points

Net sales recorded by the Marine Engine segment decreased compared with the first quarter of 2007 primarily due to reduced marine retail demand in the United States and the corresponding decline in wholesale shipments.  The decrease was partially offset by the favorable effect of foreign currency translation, higher engine pricing and a decrease in promotional incentives provided during the first quarter of 2008 compared with the year-ago quarter.

Marine Engine segment operating earnings decreased in the first quarter of 2008 as a result of lower sales volumes and lower fixed-cost absorption, increases in raw material costs and other inflationary pressures, and a concentration of sales in lower-margin products.  This decrease was partially offset by the savings from successful cost-reduction initiatives, increases in engine prices and lower promotional incentives.

Capital expenditures in the first quarter of 2008 and 2007 were primarily related to the continued investments in new products.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	March 29, 2008	March 31, 2007	$	%

Net sales	$149.2	$145.0	$4.2	2.9%
Restructuring, exit and impairment charges	$–	$–	$–	–%
Operating earnings	$8.1	$8.1	$–	–%
Operating margin	5.4%	5.6%		(20) bpts
Capital expenditures	$1.5	$1.5	$–	–%
__________

bpts = basis points

The increase in Fitness segment net sales was largely attributable to volume growth in worldwide commercial equipment sales.  Additionally, favorable foreign currency translation led to higher sales for the first quarter of 2008 as compared with the first quarter of 2007.  These increases were partially offset by a decline in consumer sales, as individuals continue to defer purchasing discretionary items.

The Fitness segment operating earnings benefited from sales volume growth in commercial products, higher contributions from the resale of certified pre-owned fitness equipment in Europe, lower royalty costs and favorable foreign currency translation.  Operating earnings, however, were adversely affected by a shift in commercial product mix as the growth in strength equipment sales, which carry lower margins relative to cardiovascular equipment, was disproportionately higher than the growth in cardiovascular equipment.

Capital expenditures in the first quarter of 2008 and 2007 were primarily related to tooling for new products and software development.

Bowling & Billiards Segment

    The following table sets forth Bowling & Billiards segment results for the three months ended:
			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	March 29, 2008	March 31, 2007	$	%

Net sales	$113.6	$105.8	$7.8	7.4%
Restructuring, exit and impairment charges	$5.6	$–	$5.6	NM
Operating earnings	$0.9	$8.3	$(7.4)	(89.2)%
Operating margin	0.8%	7.8%		(700) bpts
Capital expenditures	$7.5	$9.4	$(1.9)	(20.2)%
__________

bpts = basis points
NM = not meaningful

Bowling & Billiards segment net sales were up from prior year levels primarily as a result of sales associated with Brunswick Zone XLs opened during 2007 and favorable timing of capital equipment sales.  Partially offsetting this increase was a decline in sales volume of consumer and commercial billiards tables.

The decrease in current quarter operating earnings was attributable to exit and restructuring charges related to the shutdown of the segment’s bowling pin manufacturing facility in Antigo, Wisconsin, increased bad debt expense and lower sales of consumer and commercial billiards tables.  This decrease was partially offset by increased earnings from recently opened Brunswick Zone XLs, improved efficiency of the Reynosa, Mexico, bowling ball facility and increased sales of capital equipment.

Decreased capital expenditures in the first quarter of 2008 were driven by reduced spending for Brunswick Zone XL centers, as the Company had more centers under construction during the first quarter of 2007.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

	Three Months Ended
(in millions)	March 29, 2008	March 31, 2007

Net cash used for operating activities of continuing operations	$(74.1)	$(25.8)
Net cash provided by (used for):
Capital expenditures	(28.3)	(39.8)
Proceeds from the sale of property, plant and equipment	1.7	0.3
Proceeds from investment sale	40.4	–
Other, net	0.2	12.8
Free cash flow from continuing operations *	$(60.1)	$(52.5)
__________

*
The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash used for acquisitions and investments) and excluding financing activities of continuing operations.  Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this non-GAAP financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that Free cash flow from continuing operations is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions, dividend payments and share repurchases are cash generated from operating activities, available cash balances and selected borrowings.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first quarter of 2008, net cash used for operating activities of continuing operations totaled $74.1 million, compared with $25.8 million in the same period of 2007.  The increase in net cash used for operating activities in the first quarter of 2008 was primarily due to a $21.0 million decrease in net earnings from continuing operations and a net income tax payment in the first quarter of 2008 as compared with a net income tax refund received in the first quarter of 2007.

 The change in working capital, defined as non-cash current assets less current liabilities, remained relatively constant at $136.6 million for the first quarter 2008 compared to $132.2 million for the first quarter 2007.  Changes in working capital were negatively affected in 2008 as a result of the timing of the Company's contributions to employees’ profit-sharing accounts.  Effective as of January 1, 2007, the Company changed its plan from funding on a continual basis throughout the year to making one annual contribution in the first quarter of the following year.  This caused an incremental cash outflow of approximately $35 million in the first quarter of 2008, leading to unfavorable working capital performance year-over-year. As an offset to this unfavorable variance, working capital benefited from a lower rate of growth in inventories and receivables in the Company’s marine operations.

Cash flows from investing activities included capital expenditures of $28.3 million in the first quarter of 2008, which decreased from $39.8 million in the first quarter of 2007.  Significant capital expenditures in the first quarter of 2008 included tooling expenditures for new models and product innovations in the Boat segment and capital spending for new Brunswick Zone XLs and the purchase of a bowling center.

Brunswick did not complete any acquisitions during the first quarter of 2008 or 2007.  The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC) increased $4.1 million and $5.5 million during the first quarter of 2008 and 2007, respectively, to maintain the Company’s required 49 percent equity investment.

In March 2008, the Company sold its investment in a bowling joint venture in Japan for $40.4 million gross cash proceeds, $36.9 million net of cash paid for taxes and other costs.  The Company intends to use the cash flow proceeds for general corporate purposes, including the possible funding of new Brunswick Zone XLs.  See Note 9 – Investments, to the Consolidated Financial Statements for details on the sale of this investment, and Note 8 in the 2007 Form 10-K for further details on the Company’s other investments.

Cash flows from financing activities of continuing operations resulted in cash provided of $0.1 million in the first quarter of 2008, compared with $29.1 million use of cash in the same period in 2007.  This change was largely attributable to the Company’s share repurchase program, under which the Company repurchased no shares during the first quarter of 2008, compared with repurchases of approximately 1.0 million shares for $33.4 million in the first quarter of 2007.  See Note 14 – Share Repurchase Program in the Notes to Consolidated Financial Statements for further details.  The Company received no funds from stock options exercised in the first quarter of 2008, compared with $4.5 million received from stock options exercised during the same period in 2007.

Cash and cash equivalents totaled $267.3 million as of March 29, 2008, a decrease of $64.1 million from $331.4 million at December 31, 2007.  Total debt as of March 29, 2008, and December 31, 2007, was $730.0 million and 728.2 million, respectively.  Brunswick’s debt-to-capitalization ratio decreased slightly to 27.6 percent as of March 29, 2008, from 27.8 percent as of December 31, 2007.

The Company has a $650.0 million long-term revolving credit facility (Facility) with a group of banks, as described in Note 14 to the consolidated financial statements in the 2007 Form 10-K, that serves as support for commercial paper borrowings.  The Facility has a term of five years, with provisions to extend the term for an additional one year on each anniversary of the Facility, with consent of the lenders.  In May 2007, the Company amended the Facility agreement, resulting in a one-year extension of the term through May 5, 2012.  Of the $650.0 million Facility, there are $55.0 million of commitments which expire on May 5, 2011; however, the Company has the right to replace these commitments at any time.  There were no borrowings under the Facility during the first three months of 2008 or 2007, and the Facility continues to serve as support for any outstanding commercial paper borrowings.  The Company has the ability to issue up to $150.0 million in letters of credit under the Facility.  The Company had borrowing capacity of $592.5 million under the terms of this agreement as of March 29, 2008, net of outstanding letters of credit.  Under the terms of the Facility, Brunswick is subject to a leverage test, as well as restrictions on secured debt.  The Company was in compliance with these covenants at March 29, 2008. In addition, the Company has $200.0 million available under its universal shelf registration statement filed in 2001 with the SEC for the issuance of equity and/or debt securities.

The Company did not make contributions to its qualified pension plans in the first quarter of 2008 or 2007, as the funded status of those plans exceeded Employee Retirement Income Security Act (ERISA) requirements.  The Company will evaluate additional contributions to its defined benefit plans in 2008 based on market conditions and Company discretion, among other items.  The Company contributed $0.4 million and $0.7 million to fund benefit payments in its nonqualified plans in the first quarter of 2008 and 2007, respectively, and expects to contribute an additional $2.8 million to the nonqualified plans in 2008, compared with $1.9 million that was funded subsequent to the first quarter of 2007.  See Note 13 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 15 to the consolidated financial statements in the 2007 Form 10-K for more details.

Brunswick’s financial flexibility and access to capital markets are supported by its balance sheet position, investment-grade credit ratings and ability to generate significant cash from operating activities.  Management believes that there are adequate sources of liquidity to meet the Company’s short-term and long-term needs.

Financial Services

See Note 11 – Financial Services in the Notes to Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2007 Form 10-K.  There have been no material changes outside the ordinary course of business.

Legal

Refer to Note 7 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements related to the Company’s legal and environmental proceedings.

Environmental Regulation

In its Marine Engine segment, Brunswick will continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements.  The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results.  The State of California adopted regulations that required catalytic converters on sterndrive and inboard engines that became effective on January 1, 2008.  In addition, other environmental regulatory bodies in the United States and other countries may impose higher emissions standards than are currently in effect for those regions.  The Company expects to comply fully with these regulations, but compliance will increase the cost of these products for the Company and the industry.  The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities.  The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

Critical Accounting Policies

As discussed in the 2007 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2007 Form 10-K, except for the Company’s adoption of SFAS 157 as discussed in “Recent Accounting Pronouncements” below.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to adopt the fair value option established by SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the impact that the adoption of SFAS 141(R) may have on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 may have on the financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact that the adoption of SFAS 161 may have on the financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Quarterly Report may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.”  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this news release.  These risks include, but are not limited to: the effect of (i) the amount of disposable income available to consumers for discretionary purchases, and (ii) the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment and products; the effect of higher product prices due to technology changes and added product features and components on consumer demand; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the effect of interest rates and fuel prices on demand for marine products; the ability to successfully manage pipeline inventories; the financial strength of dealers, distributors and independent boat builders; the ability to maintain mutually beneficial relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and to develop alternative distribution channels without disrupting incumbent distribution partners; the ability to maintain market share, particularly in high-margin products; the success of new product introductions; the success of marketing and cost management programs; the ability to maintain product quality and service standards expected by customers; competitive pricing pressures; the ability to develop cost-effective product technologies that comply with regulatory requirements; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to successfully develop and distribute products differentiated for the global marketplace; shifts in currency exchange rates; adverse foreign economic conditions; the success of global sourcing and supply chain initiatives; the ability to obtain components and raw materials from suppliers; increased competition from Asian competitors; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the effect of weather conditions on demand for marine products and retail bowling center revenues; and the ability to successfully integrate acquisitions.  Additional factors are included in the company’s Annual Report on Form 10-K for 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Brunswick is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices.  The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management.  The Company does not use financial instruments for trading or speculative purposes.  The Company’s risk management objectives are described in Notes 1 and 11 to the consolidated financial statements in the 2007 Form 10-K.

Item 4.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the first three months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 29, 2008, except as follows:

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

Brazilian Customs Dispute.  In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $15 million related to the importation of Life Fitness products into Brazil.  The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer's suggested retail price of those goods in the United States.  In February 2008, a Brazilian administrative court delivered a unanimous ruling in favor of the Company.  The Brazilian Customs Office has appealed the ruling as a matter of course.

Refer to Note 11 to the consolidated financial statements in the 2007 Form 10-K for discussion of other legal and environmental matters as of December 31, 2007.

Item 1A.  Risk Factors

There have been no material changes from the Company’s risk factors as disclosed in the 2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  As of March 29, 2008, the Company’s remaining share repurchase authorization for the program was $240.4 million.  The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. Set forth below is the information regarding the Company’s share repurchases during the three months ended March 29, 2008:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in thousands)

1/1/08 – 1/26/08	–	$–	–	$240,411
1/27/08 – 2/23/08	–	$–	–	$240,411
2/24/08 – 3/29/08	–	$–	–	$240,411

Total Share Repurchases	–	$–	–	$240,411

Item 6.	Exhibits

10.1	2008 Brunswick Performance Plan

10.2	2008 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.3	2008 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.4	2008 Stock-Settled Stock Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION

May 1, 2008	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.