Form 10-Q
period 2008-07-29
BRUNSWICK CORP
filed 2008-07-29
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[X]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]		No [X]

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of July 25, 2008, was 87,603,646.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 28, 2008

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Income
(unaudited)

(in millions, except per share data)	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$1,485.4	$1,522.9	$2,832.2	$2,909.0
Cost of sales	1,182.0	1,190.3	2,259.2	2,275.5
Selling, general and administrative expense	205.5	209.5	408.7	416.3
Research and development expense	32.0	35.7	65.9	69.2
Restructuring, exit and impairment charges	83.1	1.1	105.3	8.7
Operating earnings (loss)	(17.2)	86.3	(6.9)	139.3
Equity earnings	6.3	7.1	11.1	13.4
Investment sale gain	1.2	–	20.9	–
Other income (expense), net	0.8	0.2	1.9	(0.2)
Earnings (loss) before interest and income taxes	(8.9)	93.6	27.0	152.5
Interest expense	(11.4)	(13.3)	(22.9)	(26.9)
Interest income	1.5	1.9	2.9	3.7
Earnings (loss) before income taxes	(18.8)	82.2	7.0	129.3
Income tax (benefit) provision	(12.8)	25.3	(0.3)	38.1
Net earnings (loss) from continuing operations	(6.0)	56.9	7.3	91.2

Discontinued operations:
Earnings from discontinued operations, net of tax	–	0.6	–	4.0
Gain (loss) on disposal of discontinued operations, net of tax	–	(0.2)	–	7.7
Net earnings from discontinued operations	–	0.4	–	11.7

Net earnings (loss)	$(6.0)	$57.3	$7.3	$102.9

Earnings per common share:
Basic
Net earnings (loss) from continuing operations	$(0.07)	$0.63	$0.08	$1.00
Earnings from discontinued operations, net of tax	–	–	–	0.04
Gain (loss) on disposal of discontinued operations, net of tax	–	–	–	0.09

Net earnings (loss)	$(0.07)	$0.63	$0.08	$1.13

Diluted
Net earnings (loss) from continuing operations	$(0.07)	$0.63	$0.08	$1.00
Earnings from discontinued operations, net of tax	–	–	–	0.04
Gain (loss) on disposal of discontinued operations, net of tax	–	–	–	0.09

Net earnings (loss)	$(0.07)	$0.63	$0.08	$1.13

Weighted average shares used for computation of:
Basic earnings per share	88.3	90.5	88.3	91.0
Diluted earnings per share	88.3	91.0	88.4	91.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	June 28,	December 31,	June 30,
(in millions)	2008	2007	2007
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$392.8	$331.4	$278.8
Accounts and notes receivable, less allowances of $38.1, $31.2 and $28.5	604.8	572.4	575.4
Inventories
Finished goods	471.0	446.7	462.2
Work-in-process	311.6	323.4	328.9
Raw materials	139.7	136.6	141.5
Net inventories	922.3	906.7	932.6
Deferred income taxes	242.6	249.9	240.7
Prepaid expenses and other	44.8	53.9	63.6
Current assets held for sale	–	–	27.4
Current assets	2,207.3	2,114.3	2,118.5

Property
Land	108.0	103.5	93.7
Buildings and improvements	703.1	697.4	644.9
Equipment	1,210.3	1,205.7	1,200.4
Total land, buildings and improvements and equipment	2,021.4	2,006.6	1,939.0
Accumulated depreciation	(1,161.9)	(1,117.8)	(1,071.7)
Net land, buildings and improvements and equipment	859.5	888.8	867.3
Unamortized product tooling costs	142.4	164.0	153.6
Net property	1,001.9	1,052.8	1,020.9

Other assets
Goodwill	677.3	678.9	670.1
Other intangibles, net	213.1	245.6	318.7
Investments	103.1	132.1	146.5
Other long-term assets	142.4	141.9	184.8
Long-term assets held for sale	–	–	24.6
Other assets	1,135.9	1,198.5	1,344.7

Total assets	$4,345.1	$4,365.6	$4,484.1

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	June 28,	December 31,	June 30,
(in millions, except share data)	2008	2007	2007
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$0.8	$0.8	$0.4
Accounts payable	421.6	437.3	414.6
Accrued expenses	836.8	858.1	850.1
Current liabilities held for sale	–	–	19.4
Current liabilities	1,259.2	1,296.2	1,284.5

Long-term liabilities
Debt	726.9	727.4	724.8
Deferred income taxes	3.2	12.3	43.9
Postretirement and postemployment benefits	194.5	192.8	224.7
Other	236.1	244.0	275.5
Long-term liabilities held for sale	–	–	10.7
Long-term liabilities	1,160.7	1,176.5	1,279.6

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	412.1	409.0	384.3
Retained earnings	1,895.7	1,888.4	1,932.3
Treasury stock, at cost:
14,937,000; 15,092,000 and 13,631,000 shares	(425.9)	(428.7)	(390.8)
Accumulated other comprehensive loss, net of tax	(33.6)	(52.7)	(82.7)
Shareholders’ equity	1,925.2	1,892.9	1,920.0

Total liabilities and shareholders’ equity	$4,345.1	$4,365.6	$4,484.1

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(in millions)	June 28, 2008	Revised June 30, 2007

Cash flows from operating activities
Net earnings	$7.3	$102.9
Net earnings from discontinued operations	–	11.7
Net earnings from continuing operations	7.3	91.2
Depreciation and amortization	90.5	84.8
Changes in non-cash current assets and current liabilities	(91.5)	(97.3)
Impairment charges	52.8	–
Income taxes	1.2	49.2
Other, net	2.3	6.6
Net cash provided by operating activities of continuing operations	62.6	134.5
Net cash used for operating activities of discontinued operations	–	(26.8)
Net cash provided by operating activities	62.6	107.7

Cash flows from investing activities
Capital expenditures	(58.0)	(82.5)
Acquisitions of businesses, net of cash acquired	–	(1.6)
Investments	13.0	4.5
Proceeds from investment sale	40.4	–
Proceeds from the sale of property, plant and equipment	3.4	1.6
Other, net	0.2	12.4
Net cash used for investing activities of continuing operations	(1.0)	(65.6)
Net cash provided by investing activities of discontinued operations	–	30.2
Net cash used for investing activities	(1.0)	(35.4)

Cash flows from financing activities
Net issuances of commercial paper and other short-term debt	0.3	–
Payments of long-term debt including current maturities	(0.5)	(0.5)
Stock repurchases	–	(87.2)
Stock options exercised	–	10.8
Net cash used for financing activities of continuing operations	(0.2)	(76.9)
Net cash used for financing activities of discontinued operations	–	–
Net cash used for financing activities	(0.2)	(76.9)

Net increase (decrease) in cash and cash equivalents	61.4	(4.6)
Cash and cash equivalents at beginning of period	331.4	283.4

Cash and cash equivalents at end of period	$392.8	$278.8

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2007 Annual Report on Form 10-K (the 2007 Form 10-K), except as it relates to fair value measurements, as discussed in Note 4 – Fair Value Measurements. As indicated in Note 2 – Discontinued Operations, Brunswick’s results as discussed in the Notes to Consolidated Financial Statements reflect continuing operations only, unless otherwise noted. These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of June 28, 2008, December 31, 2007, and June 30, 2007, the results of operations for the three months and six months ended June 28, 2008, and June 30, 2007, and the cash flows for the six months ended June 28, 2008, and June 30, 2007. Due to the seasonality of Brunswick’s businesses and the restructuring activities underway, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (thirteen-week periods). The first two quarters of fiscal year 2008 ended on March 29, 2008, and June 28, 2008, and the first two quarters of fiscal year 2007 ended on March 31, 2007, and June 30, 2007.

Revisions. The Company expanded its presentation of the Consolidated Statements of Cash Flows to include net earnings and net earnings from discontinued operations. Accordingly, the Company revised the June 30, 2007, Consolidated Statement of Cash Flows. Net cash flows from operating, investing and financing activities have not changed.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 4 – Fair Value Measurements for additional disclosures.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 may have on the financial statements.

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

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively. During the first six months of 2007, the Company recognized proceeds of $44.2 million, resulting in an after-tax gain of $7.7 million before all post-closing adjustments.

Each of these sales was subject to post-closing adjustments, which were completed during 2007. Ultimately, the Company recorded net proceeds of $40.6 million and an after-tax gain of $4.0 million for the year ended December 31, 2007.

There were no sales or earnings from discontinued operations during the first six months of 2008. The following table discloses the results of operations of the BNT businesses reported as discontinued operations for the three months and six months ended June 30, 2007:

(in millions)	Three Months Ended	Six Months Ended

Net sales	$16.5	$97.5
Pre-tax earnings (loss)	$(2.6)	$2.1

There were no remaining BNT net assets available for sale as of June 28, 2008, or December 31, 2007. The following table reflects the financial position of the BNT businesses reported as discontinued operations as of June 30, 2007:

(in millions)

Accounts receivable	$23.0
Inventory, net	4.1
Other current assets	0.3
Total current assets	27.4

Goodwill and intangible assets	13.1
Investments	8.0
Property, plant and equipment	3.5
Total assets	52.0

Accounts payable	6.3
Accrued expenses	13.1
Total current liabilities	19.4

Long-term liabilities	10.7
Total liabilities	30.1

Net assets	$21.9

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 3 – Restructuring Activities

Restructuring and exit charges

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

During the first quarter of 2008, the Company closed its bowling pin manufacturing facility in Antigo, Wisconsin, and announced that it would close its boat plant in Bucyrus, Ohio, in anticipation of the proposed sale of certain assets relating to its Baja boat business, cease boat manufacturing at one of its facilities in Merritt Island, Florida, and mothball its Swansboro, North Carolina, boat plant.

The Company announced a plan in June 2008 to expand on its previous restructuring initiatives as a result of the prolonged downturn in the U.S. marine market. The plan is designed to improve performance and better position the Company for current market conditions and longer term growth. The plan will result in significant changes in the Company’s organizational structure, most notably by reducing the complexity of its operations, shrinking its North American manufacturing footprint and enhancing its brand positioning. Specifically, the Company has announced the closing of its production facility in Newberry, South Carolina, due to its decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna; its intention to close four additional boat plants; and the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business while it explores a potential sale of that business. The second quarter results include severance and plant closure costs, asset write-downs and impairment charges related to the plan announced in June 2008 and certain costs related to restructuring actions previously initiated.

The nature of the costs incurred under actions related to the announced plan are anticipated to be:

Restructuring Activities – These amounts primarily relate to:
•	Employee termination and other benefits
•	Costs to retain and relocate employees
•	Consulting costs
•	Consolidation of manufacturing footprint

Exit Activities – These amounts primarily relate to:
•	Employee termination and other benefits
•	Lease exit costs
•	Inventory write-downs
•	Facility shutdown costs

Specifically, the Company considers actions related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility and the potential sale of the Valley-Dynamo coin-operated commercial billiards business to be exit activities. The Company considers all other actions taken to be restructuring activities.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

The following is a summary of the expense associated with the restructuring activities:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Restructuring activities
Employee termination and other benefits	$9.4	$0.1	$11.4	$4.0
Current asset write-downs	2.0	—	2.0	—
Transformation and other costs	19.0	—	24.6	0.9
Exit activities
Employee termination and other benefits	1.1	0.4	3.3	0.9
Current asset write-downs	4.1	0.6	7.2	0.6
Transformation and other costs	3.1	—	4.0	2.3

Total restructuring and exit charges	$38.7	$1.1	$52.5	$8.7

The effect of these actions on each the Company’s reportable segments for the three months ended June 28, 2008, is summarized below:

(in millions)	Boat	Marine Engine	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$3.1	$6.3	$—	$1.0	$0.1	$10.5
Current asset write-downs	2.5	—	1.3	2.3	—	6.1
Transformation and other costs	11.6	4.4	—	0.2	5.9	22.1

Total restructuring and exit charges	$17.2	$10.7	$1.3	$3.5	$6.0	$38.7

The effect of these actions on each the Company’s reportable segments for the six months ended June 28, 2008, is summarized below:

(in millions)	Boat	Marine Engine	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$3.7	$7.8	$—	$2.6	$0.6	$14.7
Current asset write-downs	5.2	—	1.3	2.7	—	9.2
Transformation and other costs	16.4	4.4	—	1.1	6.7	28.6

Total restructuring and exit charges	$25.3	$12.2	$1.3	$6.4	$7.3	$52.5

The Company anticipates that it will incur additional costs of $65 million to $75 million under these initiatives in 2008. The Company expects most of these charges will be incurred in the Boat and Marine Engine segments.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Impairment charges

The Company recognized a $44.4 million impairment charge in the second quarter of 2008, which is comprised of the following components:

(in millions)	Goodwill	Other Intangibles	Property	Total

Boat	$—	$13.4	$7.6	$21.0
Marine Engine	—	4.9	1.4	6.3
Bowling & Billiards	1.7	11.6	3.0	16.3
Corporate	—	—	0.8	0.8

Impairment charge	$1.7	$29.9	$12.8	$44.4

The Company recognized a $52.8 million impairment charge in the first six months of 2008, which is comprised of the following components:

(in millions)	Goodwill	Other Intangibles	Property	Total

Boat	$1.5	$13.4	$11.8	$26.7
Marine Engine	—	4.9	1.4	6.3
Bowling & Billiards	1.7	11.6	5.7	19.0
Corporate	—	—	0.8	0.8

Impairment charge	$3.2	$29.9	$19.7	$52.8

The Company had no comparable charges in either period of 2007.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 28, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$228.9	$—	$—	$228.9
Investments	4.4	—	—	4.4
Derivatives	—	5.4	—	5.4
Total Assets	$233.3	$5.4	$—	$238.7

Liabilities:
Derivatives	$—	$10.8	$—	$10.8

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

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

 Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 8.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock. As of June 28, 2008, 0.5 million shares were available for grant under the Plan.

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

During the three and six months ended June 28, 2008, there were 0.0 million and 2.6 million SARs granted, respectively, which resulted in $2.4 million and $3.4 million of total expense, respectively, due to amortization of SARs granted. During the three and six months ended June 30, 2007, there were 0.0 million and 0.9 million SARs granted, respectively, which resulted in $0.7 million and $2.4 million of total expense, respectively, due to amortization of SARs granted. These expenses resulted in a deferred tax asset for the tax benefit to be realized in future periods.

The weighted average fair values of individual SARs granted were $5.71 and $9.91 during 2008 and 2007, respectively. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions used for 2008 and 2007:

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

In 2008, performance share awards were issued to senior management. The number of performance share awards earned will be based on achieving key strategic and financial goals by 2010. A portion of the payout will be based on relative total shareholder return versus the S&P 500. Prior to any award being earned, the Company must meet a minimum stock price threshold.

The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During the three and six months ended June 28, 2008, there were 0.0 million and 0.9 million stock awards granted under these plans, respectively, and, due to amortization of stock awards granted, $2.1 million and $2.8 million was charged to compensation expense under these plans, respectively. During the three and six months ended June 30, 2007, there were 0.0 million and 0.1 million stock awards granted under these plans, respectively, and, due to amortization of stock awards granted, $0.9 million and $2.3 million was charged to compensation expense under these plans, respectively.

Brunswick Corporation Notes to Consolidated Financial Statements (unaudited)

The weighted average price per nonvested stock award at grant date was $15.84 and $33.00 for the nonvested stock awards granted in 2008 and 2007, respectively. As of June 28, 2008, there was $17.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.0 years.

Generally, grants of nonvested stock options, SARs and stock units are forfeited if employment is terminated prior to vesting. However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; and (iii) beginning in 2007, upon the sale or divestiture of the business unit to which the grantee is assigned. Stock option and SARs grants made prior to 2006 also vest immediately if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service, equals 65 or more; grants made in 2006 and later vest immediately if (A) the grantee has attained the age of 62 and (B) the grantee’s age plus total years of service equals 70 or more. Nonvested stock awards granted prior to 2006 vest pro rata if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service equals 65 or more; grants made in 2006 and later vest pro rata if (A) the age of grantee and (B) the grantee’s total number of years of service equals 70 or more.

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

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 6 – Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards. Weighted average basic shares decreased by 2.2 million shares and 2.7 million shares in the three and six months ended June 28, 2008, respectively, versus the comparable periods in 2007, primarily due to the effect of the Company’s share repurchase program, as discussed in Note 14 – Share Repurchase Program.

Basic and diluted earnings per share for the three and six months ended June 28, 2008, and for the comparable periods ended June 30, 2007, were calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net earnings (loss) from continuing operations	$(6.0)	$56.9	$7.3	$91.2
Earnings from discontinued operations, net of tax	–	0.6	–	4.0
Gain (loss) on disposal of discontinued operations, net of tax	–	(0.2)	–	7.7

Net earnings (loss)	$(6.0)	$57.3	$7.3	$102.9

Average outstanding shares – basic	88.3	90.5	88.3	91.0
Dilutive effect of common stock equivalents	–	0.5	0.1	0.5

Average outstanding shares – diluted	88.3	91.0	88.4	91.5

Basic earnings per share
Net earnings (loss) from continuing operations	$(0.07)	$0.63	$0.08	$1.00
Earnings from discontinued operations, net of tax	–	–	–	0.04
Gain (loss) on disposal of discontinued operations, net of tax	–	–	–	0.09

Net earnings (loss)	$(0.07)	$0.63	$0.08	$1.13

Diluted earnings per share
Net earnings from continuing operations	$(0.07)	$0.63	$0.08	$1.00
Earnings from discontinued operations, net of tax	–	–	–	0.04
Gain (loss) on disposal of discontinued operations, net of tax	–	–	–	0.09

Net earnings (loss)	$(0.07)	$0.63	$0.08	$1.13

As of June 28, 2008, there were 6.7 million options outstanding, of which 3.1 million were exercisable. This compares to 4.4 million options outstanding, of which 2.5 million were exercisable as of June 30, 2007. During the three and six months ended June 28, 2008, there were 6.7 million and 5.9 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was higher than the average market price of the Company’s shares for the period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. This compares to 2.9 million and 2.7 million anti-dilutive options that were excluded from the corresponding periods ended June 30, 2007. During the three months ended June 28, 2008, the Company incurred a net loss from continuing operations. As common stock equivalents have an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted earnings per share for the three months ended June 28, 2008.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, which primarily relate to arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding. The Company has also guaranteed collection of customer receivables sold to third parties by Brunswick. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential cash obligation associated with these customer financing arrangements was $101.7 million, as of June 28, 2008, of which $37.0 million is related to the Fitness segment, $31.7 million is related to the Marine Engine segment, $30.1 million is related to the Bowling & Billiards segment and $2.9 million is related to the Boat segment. Potential payments on these customer financing arrangements would extend over several years with the maximum single year obligation related to these arrangements of $72.6 million, of which $25.6 million is related to the Fitness segment, $31.7 million is related to the Marine Engine segment, $12.4 million is related to the Bowling & Billiards segment and $2.9 million is related to the Boat segment.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase, from the third-party lender, select Brunswick products repossessed from the customer. These arrangements are typically subject to repurchase criteria and a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was $186.5 million as of June 28, 2008, with $151.5 million relating to the Company’s U.S. boat business. The maximum single year repurchase obligation is $138.4 million, with $112.3 million relating to the Company’s U.S. boat business.

Based on historical experience and current facts and circumstances, and in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has recorded the estimated net liability associated with losses from these guarantee and repurchase obligations on its Condensed Consolidated Balance Sheets. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults increase as a result of the difficult market conditions in the United States.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $75.7 million as of June 28, 2008. This amount is primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. As a result of the recent downgrade of the Company’s long-term debt by one of the rating agencies, the Company may be required to post letters of credit as collateral against a portion of surety bonds totaling $8.3 million.

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

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities – Other during the six months ended June 28, 2008:

(in millions)	2008

Balance at beginning of period	$163.9
Payments made	(57.5)
Provisions/additions for contracts issued/sold	56.0
Aggregate changes for preexisting warranties	—

Balance at end of period	$162.4

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $20.2 million as of June 28, 2008.

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

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended June 28, 2008, and June 30, 2007:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Boat	$687.9	$732.8	$(37.7)	$19.3
Marine Engine	643.5	669.6	54.4	80.3
Marine eliminations	(113.1)	(126.7)	–	–
Total Marine	1,218.3	1,275.7	16.7	99.6

Fitness	156.9	144.0	8.2	7.4
Bowling & Billiards	110.4	103.2	(19.8)	(2.7)
Eliminations	–	–	–	–
Corporate/Other	(0.2)	–	(22.3)	(18.0)

Total	$1,485.4	$1,522.9	$(17.2)	$86.3

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the six months ended June 28, 2008, and June 30, 2007:

	Net Sales		Operating Earnings (Loss)
	Six Months Ended		Six Months Ended
(in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Boat	$1,325.7	$1,431.8	$(52.4)	$38.8
Marine Engine	1,209.5	1,242.2	85.3	115.0
Marine eliminations	(232.9)	(262.9)	–	–
Total Marine	2,302.3	2,411.1	32.9	153.8

Fitness	306.1	289.0	16.3	15.5
Bowling & Billiards	224.0	209.0	(18.9)	5.6
Eliminations	(0.2)	(0.1)	–	–
Corporate/Other	–	–	(37.2)	(35.6)

Total	$2,832.2	$2,909.0	$(6.9)	$139.3

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

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs, after post-closing adjustments. For the six months ended June 28, 2008, the sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded as an Investment sale gain in the Consolidated Statements of Income. As a result of post-closing adjustments made during the second quarter, an additional $1.2 million pretax gain, $0.8 million after-tax, was recorded as an Investment sale gain in the Consolidated Statements of Income.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 10 – Comprehensive Income

The Company reports certain changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive loss includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative and investment gains and losses, all net of tax. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), eliminating the minimum pension liability concept under which adjustments were recorded to other comprehensive income. The Company’s adoption of SFAS 158 also required the inclusion of prior service costs and net actuarial gains and losses in other comprehensive income (loss). Components of other comprehensive income (loss) for the three months and six months ended June 28, 2008, and June 30, 2007, were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net earnings (loss)	$(6.0)	$57.3	$7.3	$102.9
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	4.8	6.6	16.1	2.6
Net change in unrealized gains (losses) on investments	(1.1)	0.1	(2.5)	0.1
Net change in unamortized prior service cost	0.6	0.6	1.1	1.1
Net change in unamortized actuarial loss	0.4	1.3	1.1	2.6
Net change in accumulated unrealized derivative gains (losses)	4.9	(0.5)	3.3	(0.1)
Total other comprehensive income (loss)	9.6	8.1	19.1	6.3

Comprehensive income	$3.6	$65.4	$26.4	$109.2

Note 11 – Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owns the remaining 51 percent. BAC commenced operations in 2003 and provides secured wholesale inventory floor-plan financing to Brunswick’s boat and engine dealers. BAC also purchases and services a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.

During the second quarter of 2008, the parties agreed to extend the term of the venture through June 30, 2014. The joint venture agreement contains provisions allowing for renewal, purchase, or termination by either of the partners at the end of this term or subsequent extensions. The agreement also contains provisions allowing CDFV to terminate the joint venture if the Company is unable to maintain compliance with certain financial metrics. The Company was in compliance with these metrics at the end of the second quarter.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners. BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC. The sales of these receivables meet the requirements of a “true sale” under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125,” (SFAS 140), and are therefore not retained on the financial statements of BAC. The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries. In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables.

BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Income. BFS and GECDF also have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.

Brunswick Corporation Notes to Consolidated Financial Statements (unaudited)

BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at June 28, 2008, and December 31, 2007, was $34.0 million and $47.0 million, respectively.

BFS recorded income related to the operations of BAC of $2.9 million and $5.7 million for the three months and six months ended June 28, 2008, respectively. These amounts compare to $3.3 million and $6.7 million in the corresponding periods ended June 30, 2007, respectively. These amounts include amounts earned by BFS under the aforementioned income sharing agreement, but exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Accounts receivable totaling $234.8 million and $443.9 million were sold to BAC during the three months and six months ended June 28, 2008, respectively, compared with $252.4 million and $460.6 million during the corresponding periods ended June 30, 2007. Discounts of $1.5 million and $3.3 million for the three months and six months ended June 28, 2008, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Income. These amounts compare with $2.2 million and $4.1 million for the same periods in the prior year. The outstanding balance of receivables sold to BAC was $107.8 million as of June 28, 2008, up from $93.1 million as of December 31, 2007. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.2 million and $1.1 million for the six months ended June 28, 2008, and June 30, 2007, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of June 28, 2008, and December 31, 2007, the Company had a retained interest in $41.3 million and $46.4 million of the total outstanding accounts receivable sold to BAC, respectively. The Company’s maximum exposure as of June 28, 2008, and December 31, 2007, related to these amounts was $25.1 million and $28.9 million, respectively. In accordance with SFAS 140, the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s retained interest was recorded in Accounts and notes receivable, and Accrued expenses in the Condensed Consolidated Balance Sheets. These balances are included in the amounts in Note 7 – Commitments and Contingencies.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 12 – Income Taxes

The Company recognized an income tax benefit for both the three months and six months ended June 28, 2008. The effective tax rate from continuing operations, which is based on an income tax benefit, for the three months and six months ended June 28, 2008, was 68.2 percent and 5.0 percent, respectively. The effective tax rate benefit for the three months ended June 28, 2008, was higher than the statutory rate primarily due to the $2.5 million of tax benefits related to an interest refund received from the IRS. Additionally, for the six months ended June 28, 2008, the effective tax rate was lower than the statutory rate primarily due to the interest refund received from the IRS, but was partially offset by a higher tax rate on the sale of the Company’s interest in its bowling joint venture in Japan.

The Company’s effective tax rate from continuing operations for the three months and six months ended June 30, 2007, was 30.8 percent and 29.5 percent, respectively. The effective tax rates for both periods were lower than the statutory rate mainly due to the favorable effect of the research and development tax credit. Additionally, the effective tax rate for the six months ended June 30, 2007, was lower than the statutory rate primarily due to $1.9 million of special benefits, primarily related to the Company’s election to apply the indefinite reversal criterion of Accounting Principles Board No. 23, “Accounting for Income Taxes – Special Areas,” (APB 23) as discussed in the following paragraphs.

The Company has historically provided deferred taxes under APB 23 for the presumed ultimate repatriation to the United States of earnings from all non-U.S. subsidiaries and unconsolidated affiliates. The indefinite reversal criterion of APB 23 allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

As of January 1, 2007, the Company determined that approximately $25.8 million of certain additional foreign subsidiaries’ current undistributed net earnings, as well as the future net earnings, will be permanently reinvested. As a result of the additional APB 23 change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $2.0 million during the first quarter of 2007.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an $8.7 million decrease in the net liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings.

As of June 30, 2008, and December 31, 2007, the Company had approximately $36 million and $39 million of gross unrecognized tax benefits, excluding interest. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of June 30, 2008, could decrease by approximately $1 million in the next 12 months due to settlements with taxing authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008, and December 31, 2007, the Company had approximately $6.0 million and $5.4 million accrued for the payment of interest. There were no amounts accrued for penalties at either June 30, 2008, or December 31, 2007.

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

Pension and other postretirement benefit costs included the following components for the three months ended June 28, 2008, and June 30, 2007:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$3.7	$4.4	$0.8	$0.8
Interest cost	16.9	15.7	1.7	1.9
Expected return on plan assets	(21.0)	(20.5)	–	–
Amortization of prior service costs	1.6	1.6	(0.5)	(0.5)
Amortization of net actuarial loss	0.9	1.8	–	0.3

Net pension and other benefit costs	$2.1	$3.0	$2.0	$2.5

Pension and other postretirement benefit costs included the following components for the six months ended June 28, 2008, and June 30, 2007:

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
(in millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$7.5	$8.7	$1.5	$1.5
Interest cost	33.8	31.4	3.3	3.3
Expected return on plan assets	(42.0)	(40.9)	–	–
Amortization of prior service costs	3.2	3.2	(0.9)	(0.9)
Amortization of net actuarial loss	1.8	3.6	–	0.5

Net pension and other benefit costs	$4.3	$6.0	$3.9	$4.4

Employer Contributions. During the six months ended June 28, 2008, the Company contributed $1.1 million to fund benefit payments to its nonqualified plan. The Company’s plans for additional contributions are subject to equity market returns and discount rate movements, among other items.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 14 – Share Repurchase Program

In the second quarter of 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions and the Company’s financial objectives. The Company has not repurchased any shares during 2008. During the three months and six months ended June 30, 2007, the Company repurchased 1.6 million and 2.6 million shares under this program for $53.8 million and $87.2 million, respectively. Through the second quarter of 2008, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception. As of June 28, 2008, the Company’s remaining share repurchase authorization for the program was $240.4 million; however, the Company intends to retain cash to enhance its liquidity rather than repurchasing shares.

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

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis. Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that Brunswick uses and to better evaluate its ongoing business performance.

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

Overview and Outlook

General

Net sales from continuing operations during the second quarter of 2008 decreased 2.5 percent to $1,485.4 million from $1,522.9 million in 2007. During the six months ended June 28, 2008, net sales decreased 2.6 percent to $2,832.2 million from $2,909.0 million during the six months ended June 30, 2007. For the three months and six months ended June 28, 2008, the Company reported higher sales in the Fitness and Bowling & Billiards segments, as well as higher sales outside the United States for all segments, which were more than offset by a reduction in the Boat and Marine Engine segments’ sales in the United States. The overall decrease in sales in the United States was primarily due to the continued reduction in marine industry demand as a result of a weak U.S. economy, soft housing markets in key U.S. boating states, and higher food and fuel prices that ultimately reduce the funds available for discretionary purchases. Retail unit sales of powerboats in the United States have been declining since 2005, with the rate of decline accelerating in 2008. Industry retail unit sales were down significantly during the first half of 2008 compared with the already low retail unit sales during the first half of 2007.

Quarterly and year-to-date operating losses from continuing operations of $17.2 million and $6.9 million, and negative operating margins of 1.2 percent and 0.2 percent, respectively, decreased from the same periods in the prior year, primarily as a result of lower sales from marine operations, reduced fixed-cost absorption due to reduced production rates in the Company’s marine businesses in an effort to achieve appropriate levels of dealer pipeline inventories and higher restructuring, exit and impairment charges. These factors were partially offset by successful cost-reduction initiatives, as discussed in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements. In the three months and six months ended June 30, 2007, the Company reported operating earnings from continuing operations of $86.3 million and $139.3 million with related operating margins of 5.7 percent and 4.8 percent, respectively.

During the first quarter of 2008, the Company signed a letter of intent to sell certain assets of its Baja boat business (Baja) to Fountain Powerboat Industries, Inc. (Fountain). The transaction was aimed at further refining the Company’s product portfolio and focusing its resources on brands and marine segments that are considered to be core to the Company’s future success. The Company ramped down production at its Bucyrus, Ohio, plant through the end of May, when the sale was completed. The Company estimates that asset write-downs, along with severance and other costs associated with the Baja plant closure, will total approximately $15 million in 2008. In addition to the $8.9 million charge taken during the first quarter of 2008, Brunswick incurred an additional $4.5 million during the second quarter of 2008 related to the sale of Baja assets to Fountain. The majority of the $13.4 million charge consists of asset write-downs related to selected assets sold to Fountain and the residual assets expected to be sold to third parties.

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs, after post-closing adjustments.  For the six months ended June 28, 2008, the sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded as an Investment sale gain in the Consolidated Statements of Income. As a result of post-closing adjustments made during the second quarter, an additional $1.2 million pretax gain, $0.8 million after-tax, was recorded as an Investment sale gain in the Consolidated Statements of Income.

During the second quarter of 2008, the Company ceased production of boats for its Bluewater Marine group, including Sea Pro, Sea Boss, Palmetto and Laguna brands, which were manufactured at its Newberry, South Carolina, facility. As a result, the Company incurred a $20.8 million charge during the second quarter of 2008. The majority of the $20.8 million charge consists of asset write-downs related to selected assets being disposed. The Company estimates that total asset write-downs, along with severance and other costs associated with the closure of the Newberry, South Carolina, facility, could total between $25 million and $30 million.

During the second quarter of 2008, the Company determined that it would evaluate a potential sale of its Valley-Dynamo coin-operated commercial billiards business. The Company plans to concentrate its efforts on more profitable lines of business such as its Brunswick branded billiards tables, furniture, and accessories and its consumer Dynamo, Tornado and Valley pool tables, Air Hockey and foosball tables. During the second quarter of 2008, Brunswick incurred a $17.8 million charge for asset write-downs related to the potential sale of its Valley coin-operated commercial billiards operations. The Company estimates that total asset write-downs, along with severance and other costs associated with this transaction, could total between $20 million and $25 million.

The Company intends to continue its efforts to achieve appropriate levels of marine dealer inventories by reducing production of boats and marine engines in line with reduced domestic retail demand for marine products. The Company anticipates that marine sales will benefit from the introduction of new products and the continued growth in markets outside the United States. Sales in 2008 for both the Fitness and Bowling & Billiards segments are expected to increase as a result of new product launches at Life Fitness and the continued opening of new Brunswick Zone XL retail bowling centers.

The Company expects operating earnings and margins for 2008 to decrease as a result of restructuring, exit and impairment charges; reduced marine sales; weak demand for certain consumer products; and production declines. As a result of these factors, the Company may be required to conduct an impairment review of affected business assets. An adverse outcome from such a review could directly affect operating earnings and margins. These factors, along with planned restructuring activities, continued increases in raw material, production, and freight and distribution costs are not expected to be fully offset by growth in Fitness and Bowling & Billiards operations, growth in operations outside the United States and the benefits from restructuring and cost containment efforts undertaken during 2007 and 2008.

Brunswick’s stock has been trading below its book value per share in recent months. While the Company has a plan to restore its business operations to levels that would support its book value per share, as discussed in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements, it has no assurance that the plan will be achieved or that the market price of its common stock will increase to such levels in the foreseeable future. As a result, the Company may be required to take an impairment charge to the extent that the carrying value of its goodwill exceeds the implied fair value of reporting unit goodwill.

Brunswick’s effective tax rate in 2008 is expected to be 33 percent, which reflects the absence of the research and development tax credit as Congress has not yet extended that benefit, and excludes the effect of taxes on restructuring, exit and impairment charges and the additional tax provisions realized in conjunction with the sale of its joint venture in Japan, as previously described.

In June 2008, the Company renewed its Marine Engine segment's union contract with the International Association of Machinists for the Fond du Lac, Wisconsin facility for an additional four years.

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

Matters Affecting Comparability

The following events have occurred during the three months and six months ended June 28, 2008, and June 30, 2007, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. In November 2006, Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. During the second quarter of 2008, the Company recorded a charge of $83.1 million related to restructuring activities as compared with $1.1 million in the second quarter of 2007. During the first six months of 2008, the Company recorded a charge of $105.3 million related to restructuring activities as compared with $8.7 million during the first six months of 2007. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Investment sale gain. In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs, after post-closing adjustments. For the six months ended June 28, 2008, the sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded as an Investment sale gain in the Consolidated Statements of Income. As a result of post-closing adjustments made during the second quarter, an additional $1.2 million pretax gain, $0.8 million after-tax, was recorded as an Investment sale gain in the Consolidated Statements of Income.

Tax Items. The comparison of net earnings per diluted share between 2008 and 2007 is affected by special tax items. During the three months and six months ended June 28, 2008, the Company recognized $2.5 million and $2.0 million of tax benefits, respectively, primarily from an interest refund received from the Internal Revenue Service (IRS). During the three months and six months ended June 30, 2007, the Company reduced its tax provision by $2.3 million and $1.9 million, respectively, primarily as a result of its election to apply the indefinite reversal criterion of APB 23 to the undistributed net earnings of certain foreign subsidiaries, as discussed in Note 12 – Income Taxes in the Notes to Consolidated Financial Statements. The Company determined that approximately $25.8 million of undistributed net earnings, as well as the future net earnings, of these foreign subsidiaries will be indefinitely reinvested in operations outside of the United States.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	June 28, 2008	June 30, 2007	$	%

Net sales	$1,485.4	$1,522.9	$(37.5)	(2.5)%
Gross margin (A)	$303.4	$332.6	$(29.2)	(8.8)%
Restructuring, exit and impairment charges	$83.1	$1.1	$82.0	NM
Operating earnings (loss)	$(17.2)	$86.3	$(103.5)	NM
Net earnings (loss) from continuing operations	$(6.0)	$56.9	$(62.9)	NM

Diluted earnings per share from continuing operations	$(0.07)	$0.63	$(0.70)	NM

Expressed as a percentage of Net sales:
Gross margin	20.4%	21.8%		(140	)bpts
Selling, general and administrative expense	13.8%	13.7%		10	bpts
Research and development expense	2.2%	2.3%		(10	)bpts
Restructuring, exit and impairment charges	5.6%	0.1%		550	bpts
Operating margin	(1.2)%	5.7%		(690	)bpts
__________

bpts = basis points
NM = not meaningful

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

The decrease in net sales was primarily due to reduced U.S. marine industry demand compared with the second quarter of 2007. This decrease was partially offset by strong sales of commercial fitness equipment and bowling products, additional contributions from recently opened Brunswick Zone XL centers, growth in non-U.S. markets, and the favorable translation effects resulting from the weakening U.S. dollar.

The decrease in gross margin percentage in the second quarter of 2008 compared with the same period last year was primarily due to lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand and higher raw material and component costs. This decrease was partially offset by successful cost-reduction efforts.

Selling, general and administrative expense decreased by $4.0 million to $205.5 million in the second quarter of 2008. The decrease was primarily driven by successful cost reduction initiatives, but was partially offset by increased variable compensation expense and the effect of unfavorable foreign currency translation.

During the second quarter of 2008, the Company announced additional restructuring activities including the closing of its production facility in Newberry, South Carolina, as a result of the decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna, the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business and the reduction of its employee workforce across the Company. These restructuring activities led to the increase in restructuring, exit and impairment charges. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The decrease in operating earnings was mainly due to reduced sales volumes and the unfavorable factors affecting gross margin and restructuring, exit and impairment activities discussed above.

Interest expense decreased $1.9 million in the second quarter of 2008 compared with the same period in 2007, primarily as a result of lower short-term borrowings and lower interest rates on outstanding debt in 2008. Interest income decreased $0.4 million in the second quarter of 2008 compared with the same period in 2007, primarily as a result of a decline in interest rates on investments.

The Company’s effective tax rate in the second quarter of 2008 changed to a 68.2 percent tax benefit, from a 30.8 percent tax provision in the comparable period of 2007. The tax rate change was mostly due to $2.5 million of tax benefits primarily related to an interest refund received from the IRS.

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above with respect to operating earnings.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 88.3 million in the second quarter of 2008 from 91.0 million in the second quarter of 2007. The decrease in average shares outstanding was primarily due to the repurchase of 1.5 million shares since the second quarter of 2007 and the effect of a lower stock price in determining common share equivalents for options and SARs. See Note 14 – Share Repurchase Program in the Notes to Consolidated Financial Statements for additional information related to share repurchases.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Income for the six months ended:

			2008 vs. 2007
	Six Months Ended		Increase/(Decrease)
(in millions, except per share data)	June 28, 2008	June 30, 2007	$	%

Net sales	$2,832.2	$2,909.0	$(76.8)	(2.6)%
Gross margin (A)	$573.0	$633.5	$(60.5)	(9.6)%
Restructuring, exit and impairment charges	$105.3	$8.7	$96.6	NM
Operating earnings (loss)	$(6.9)	$139.3	$(146.2)	NM
Net earnings from continuing operations	$7.3	$91.2	$(83.9)	(92.0)%

Diluted earnings per share from continuing operations	$0.08	$1.00	$(0.92)	(92.0)%

Expressed as a percentage of Net sales:
Gross margin	20.2%	21.8%		(160	)bpts
Selling, general and administrative expense	14.4%	14.3%		10	bpts
Research and development expense	2.3%	2.4%		(10	)bpts
Restructuring, exit and impairment charges	3.7%	0.3%		340	bpts
Operating margin	(0.2)%	4.8%		(500	)bpts
__________

bpts = basis points
NM = not meaningful

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Income.

The decrease in net sales was primarily due to reduced U.S. marine industry demand compared with the first half of 2007. This decrease was partially offset by strong sales of commercial fitness equipment and bowling products, additional contributions from recently opened Brunswick Zone XL centers; growth in non-U.S. markets; and the favorable translation effects resulting from the weakening U.S. dollar.

The decrease in gross margin percentage in the first six months of 2008 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

Selling, general and administrative expense decreased by $7.6 million to $408.7 million in the first half of 2008. The decrease was primarily driven by successful cost reduction initiatives, but was partially offset by increased variable compensation expense and the effect of unfavorable foreign currency translation.

During the first six months of 2008, the Company announced additional restructuring activities including the closing of its bowling pin manufacturing facility in Antigo, Wisconsin; closing of its boat plant in Bucyrus, Ohio, in connection with the divestiture of its Baja boat business; ceasing of boat manufacturing at one of its facilities in Merritt Island, Florida; mothballing its Swansboro, North Carolina, boat plant; closing its production facility in Newberry, South Carolina, due to the decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna; the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business; and the reduction of its employee workforce across the Company. These restructuring activities led to the increase in restructuring, exit and impairment charges. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The decrease in operating earnings in the first six months of 2008 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

Interest expense decreased in the first half of 2008 compared with the same period in 2007, primarily due to the same factors as described in the quarterly discussion.

The Company’s effective tax rate in the first six months of 2008 changed to a 5.0 percent tax benefit, from a 29.5 percent tax provision in the comparable period of 2007 mostly due to a benefit from an interest refund received from the IRS, but was partially offset by a higher tax rate on the sale of the Company’s interest in its bowling joint venture in Japan and the absence of the research and development credit in 2008. During the six months ended June 30, 2007, the Company recognized special tax benefits of $1.9 million, primarily as a result of its APB 23 assertion to indefinitely reinvest the undistributed net earnings of certain foreign subsidiaries.

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above in operating earnings.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 88.4 million in the first six months of 2008 from 91.5 million in the first six months of 2007. The decrease in average shares outstanding was primarily due to the repurchase of 1.5 million shares since the second quarter of 2007 and the effect of a lower stock price in determining common share equivalents for options and SARs. See Note 14 – Share Repurchase Program in the Notes to Consolidated Financial Statements for additional information related to share repurchases.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	June 28, 2008	June 30, 2007	$	%

Net sales	$687.9	$732.8	$(44.9)	(6.1)%
Restructuring, exit and impairment charges	$38.2	$1.0	$37.2	NM
Operating earnings (loss)	$(37.7)	$19.3	$(57.0)	NM
Operating margin	(5.5)%	2.6%		(810	)bpts
Capital expenditures	$13.6	$16.9	$(3.3)	(19.5)%
__________

bpts = basis points
NM = not meaningful

The decrease in Boat segment net sales was largely attributable to the effect of reduced marine retail demand in U.S. markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories. This decrease was partially offset by continued growth outside the United States.

Boat segment operating earnings decreased from 2007 primarily due to a decrease in sales volume and increased restructuring, exit and impairment charges related to the closure of its Newberry, South Carolina, facility that manufactured Bluewater Marine brands; the divestiture of the Baja business; the closing of one of its Merritt Island, Florida, boat manufacturing facilities; the decision to mothball its Swansboro, North Carolina, boat plant; and employee headcount reductions. Additionally, higher raw material costs, lower fixed-cost absorption and increased inventory repurchase obligation accruals contributed to the decline in operating earnings. This decrease was partially offset by the savings from successful cost-reduction initiatives and the absence of unfavorable inventory adjustments that were made in 2007.

Capital expenditures in the second quarter of 2008 and 2007 were largely attributable to tooling costs for the production of new models, but were lower during 2008 as a result of discretionary capital spending constraints.

The following table sets forth Boat segment results for the six months ended:

			2008 vs. 2007
	Six Months Ended		Increase/(Decrease)
(in millions)	June 28, 2008	June 30, 2007	$	%

Net sales	$1,325.7	$1,431.8	$(106.1)	(7.4)%
Restructuring, exit and impairment charges	$52.0	$5.8	$46.2	NM
Operating earnings (loss)	$(52.4)	$38.8	$(91.2)	NM
Operating margin	(4.0)%	2.7%		(670	)bpts
Capital expenditures	$23.5	$31.4	$(7.9)	(25.2)%
__________

bpts = basis points
NM = not meaningful

The factors affecting Boat segment net sales, operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	June 28, 2008	June 30, 2007	$	%

Net sales	$643.5	$669.6	$(26.1)	(3.9)%
Restructuring, exit and impairment charges	$17.0	$-	$17.0	NM
Operating earnings	$54.4	$80.3	$(25.9)	(32.3)%
Operating margin	8.5%	12.0%		(350	)bpts
Capital expenditures	$5.2	$11.3	$(6.1)	(54.0)%
__________

bpts = basis points
NM = not meaningful

Net sales recorded by the Marine Engine segment decreased compared with the second quarter of 2007 primarily due to the Company’s reduction in wholesale shipments in response to reduced marine retail demand in the United States. The decrease was partially offset by an increase in sales outside the United States, which was partially attributable to the favorable effect of foreign currency translation, and higher engine pricing during the second quarter of 2008 compared with the second quarter of 2007.

Marine Engine segment operating earnings decreased in the second quarter of 2008 as a result of restructuring, exit and impairment charges incurred associated with the Company’s initiatives to reduce costs across all business units; lower sales volumes; increases in raw material costs and other inflationary pressures; an increased concentration of sales in lower-margin products; higher promotional incentives; and increased freight costs in excess of billings. This decrease was partially offset by the savings from successful cost-reduction initiatives, increases in engine prices, the favorable effect of foreign currency translation and lower variable compensation expense.

Capital expenditures in the second quarter of 2008 and 2007 were primarily related to the continued investments in new products, but were lower during 2008 as a result of discretionary capital spending constraints.

The following table sets forth Marine Engine segment results for the six months ended:

			2008 vs. 2007
	Six Months Ended		Increase/(Decrease)
(in millions)	June 28, 2008	June 30, 2007	$	%

Net sales	$1,209.5	$1,242.2	$(32.7)	(2.6)%
Restructuring, exit and impairment charges	$18.5	$2.8	$15.7	NM
Operating earnings	$85.3	$115.0	$(29.7)	(25.8)%
Operating margin	7.1%	9.3%		(220	)bpts
Capital expenditures	$12.7	$25.3	$(12.6)	(49.8)%
__________

bpts = basis points
NM = not meaningful

The factors that affected Marine Engine net sales, operating earnings and capital expenditures for the year-to-date period were generally consistent with those that affected the second quarter.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	June 28, 2008	June 30, 2007	$	%

Net sales	$156.9	$144.0	$12.9	9.0%
Restructuring, exit and impairment charges	$1.3	$–	$1.3	NM
Operating earnings	$8.2	$7.4	$0.8	10.8%
Operating margin	5.2%	5.1%		10	bpts
Capital expenditures	$0.9	$3.0	$(2.1)	(70.0)%
__________

bpts = basis points
NM = not meaningful

The increase in Fitness segment net sales was largely attributable to volume growth in worldwide commercial equipment sales. Additionally, favorable foreign currency translation resulting from the weaker dollar led to higher sales. These increases were partially offset by a decline in consumer equipment sales, as individuals continue to defer purchasing discretionary items.

The Fitness segment operating earnings benefited from sales volume growth in commercial products and favorable foreign currency translation. Operating earnings were adversely affected by increases in raw material and fuel costs; higher warranty expense; and the implementation of various restructuring activities within the segment.

Capital expenditures in the second quarter of 2008 and 2007 were primarily related to tooling for new products, but were lower during 2008 as a result of the near completion of the Elevation series cardiovascular equipment.

The following table sets forth Fitness segment results for the six months ended:

			2008 vs. 2007
	Six Months Ended		Increase/(Decrease)
(in millions)	June 28, 2008	June 30, 2007	$	%

Net sales	$306.1	$289.0	$17.1	5.9%
Restructuring, exit and impairment charges	$1.3	$–	$1.3	NM
Operating earnings	$16.3	$15.5	$0.8	5.2%
Operating margin	5.3%	5.4%		(10	)bpts
Capital expenditures	$2.4	$4.5	$(2.1)	(46.7)%
__________

bpts = basis points
NM = not meaningful

The factors affecting Fitness segment net sales, operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	June 28, 2008	June 30, 2007	$	%

Net sales	$110.4	$103.2	$7.2	7.0%
Restructuring, exit and impairment charges	$19.8	$–	$19.8	NM
Operating earnings (loss)	$(19.8)	$(2.7)	$(17.1)	NM
Operating margin	(17.9)%	(2.6)%		NM
Capital expenditures	$7.5	$10.1	$(2.6)	(25.7)%
__________

NM = not meaningful

Bowling & Billiards segment net sales were up from prior year levels primarily as a result of sales associated with Brunswick Zone XL centers opened during 2007 and 2008 and stronger capital equipment sales. Partially offsetting this increase was a decline in sales volume of consumer and commercial billiards tables.

The decrease in current quarter operating earnings was attributable to restructuring, exit and impairment charges related to certain asset write-downs of the Valley-Dynamo coin-operated commercial billiards business, increased bad debt expense and lower sales of consumer and commercial billiards tables. This decrease was partially offset by increased earnings from recently opened Brunswick Zone XL centers, improved efficiency at the Reynosa, Mexico, bowling ball manufacturing facility and increased sales of capital equipment.

Decreased capital expenditures in the second quarter of 2008 were driven by reduced spending for Brunswick Zone XL centers, as the Company had more centers under construction during the second quarter of 2007.

The following table sets forth Bowling & Billiards segment results for the six months ended:

			2008 vs. 2007
	Six Months Ended		Increase/(Decrease)
(in millions)	June 28, 2008	June 30, 2007	$	%

Net sales	$224.0	$209.0	$15.0	7.2%
Restructuring, exit and impairment charges	$25.4	$–	$25.4	NM
Operating earnings (loss)	$(18.9)	$5.6	$(24.5)	NM
Operating margin	(8.4)%	2.7%		NM
Capital expenditures	$15.0	$19.5	$(4.5)	(23.1)%
__________

NM = not meaningful

The factors affecting Bowling & Billiards segment net sales for the year-to-date period were consistent with the factors impacting the second quarter net sales noted above.

Bowling & Billiards segment operating earnings were subject to the same factors as described in the quarterly period. Additionally, the Bowling & Billiards segment operating earnings decreased as a result of exit and restructuring charges related to the shutdown of the segment’s bowling pin manufacturing facility in Antigo, Wisconsin, during the first quarter of 2008.

The factors affecting Bowling & Billiards segment capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Cash Flow, Liquidity and Capital Resources

The Company expanded its presentation of the Consolidated Statement of Cash Flows to include net earnings and net earnings from discontinued operations. Accordingly, the Company revised the June 30, 2007, Consolidated Statement of Cash Flow. Net cash flows from operating, investing and financing activities have not changed.

The following table sets forth an analysis of free cash flow for the six months ended:

	Six Months Ended
(in millions)	June 28, 2008	June 30, 2007

Net cash provided by operating activities of continuing operations	$62.6	$134.5
Net cash provided by (used for):
Capital expenditures	(58.0)	(82.5)
Proceeds from the sale of property, plant and equipment	3.4	1.6
Proceeds from investment sale	40.4	–
Other, net	0.2	12.4

Free cash flow from continuing operations *	$48.6	$66.0
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

In the first six months of 2008, net cash provided by operating activities of continuing operations totaled $62.6 million, compared with $134.5 million in the same period of 2007. The decrease in net cash provided by operating activities in the first six months of 2008 was primarily due to an $83.9 million decrease in net earnings from continuing operations, which included $52.8 million of impairment charges, and a larger net income tax refund received during the first six months of 2007 compared to the first six months of 2008.

 The increase in working capital, defined as non-cash current assets less current liabilities, was reduced slightly to $91.5 million for the first six months of 2008 compared with $97.3 million for the first six months of 2007. Changes in working capital were negatively affected in 2008 as a result of the timing of the Company’s contributions to employees’ profit-sharing accounts. Effective as of January 1, 2007, the Company changed its plan from funding on a continual basis throughout the year to making one annual contribution in the first quarter of the following year. This caused an incremental cash outflow of approximately $35 million in the first quarter of 2008, resulting in unfavorable working capital performance year-over-year. Offsetting this unfavorable variance was a lower rate of growth in inventories and receivables in the Company’s marine operations.

Cash flows from investing activities included capital expenditures of $58.0 million in the first six months of 2008, which decreased from $82.5 million in the first six months of 2007. Significant capital expenditures in the six months of 2008 included tooling expenditures for new models and product innovations in the Boat segment and capital spending for new Brunswick Zone XL centers and the purchase of a bowling center.

Brunswick did not complete any acquisitions during the first six months of 2008 or 2007. The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC) decreased $13.0 million and $4.7 million during the first six months of 2008 and 2007, respectively, in accordance with the equity provisions of the joint venture.

In March 2008, the Company sold its investment in a bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs, after post-closing adjustments. The Company intends to use the cash proceeds for general corporate purposes. See Note 9 – Investments, to the Consolidated Financial Statements for details on the sale of this investment, and Note 8 in the 2007 Form 10-K for further details on the Company’s other investments.

Cash flows from financing activities of continuing operations resulted in cash used of $0.2 million during first six months of 2008, compared with $76.9 million use of cash in the same period in 2007. This change was largely attributable to the Company’s share repurchase program, under which the Company repurchased no shares during the first six months of 2008, compared with repurchases of 2.6 million shares for $87.2 million in the first six months of 2007. See Note 14 – Share Repurchase Program in the Notes to Consolidated Financial Statements for further details. The Company received no proceeds from stock options exercised in the first six months of 2008, compared with $10.8 million received from stock options exercised during the same period in 2007.

Cash and cash equivalents totaled $392.8 million as of June 28, 2008, an increase of $61.4 million from $331.4 million at December 31, 2007. Total debt as of June 28, 2008, and December 31, 2007, was $727.7 million and 728.2 million, respectively. Brunswick’s debt-to-capitalization ratio, calculated as the Company’s total debt divided by the sum of the Company’s total debt and shareholders’ equity, decreased slightly to 27.4 percent as of June 28, 2008, from 27.8 percent as of December 31, 2007.

Available cash balances, along with free cash flow, are expected to be adequate to fund the Company’s liquidity requirements. In the event that short-term borrowings are required, the Company’s maintains a $650 million long-term revolving credit facility with a group of banks, as described in Note 14 to the consolidated financial statements in the 2007 Form-10K. This facility serves as the Company’s primary source of financing to fund interim cash requirements and has served as support for commercial paper borrowings. The $650 million facility is in place through 2012, with $55 million of the bank commitments expiring in 2011. There are currently $58.4 million of letters of credit issued against the $150 million allowed under the facility. The undrawn portion of the facility was $591.6 million as of June 28, 2008. The Company’s ability to borrow against the facility is subject to covenants, including a leverage test, which allows for debt of up to three times EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization, as defined in the revolving credit agreement, adjusted for non-cash charges). The Company was in compliance with its loan covenants as of June 28, 2008. The timing of cash restructuring costs, along with the impact of production cuts in the second half of 2008, is having an adverse effect on EBITDA. As a result, the Company is in the process of amending this facility to ensure that it is able to meet the requirements of the leverage test in the future, and maintain access to this facility. The amendment is expected to be completed in the third quarter; however, there can be no assurances that this amendment will be effected.

The Company’s long-term credit ratings were recently lowered, with Standard and Poor’s Rating Services assigning a non-investment grade rating of BB+ and Moody’s Investors Service assigning an investment grade rating of Baa3. The Company’s short-term ratings have also been lowered, which substantially restricts the Company’s access to commercial paper as a short-term borrowing source. Available cash balances, along with free cash flow, are expected to be adequate to fund the Company’s interim cash requirements. Management believes that, in spite of these recent credit rating downgrades, the Company continues to have access to adequate sources of liquidity and financing to meet the Company’s short-term and long-term needs.

The Company did not make contributions to its qualified pension plans in the first six months of 2008 or 2007, as the funded status of those plans exceeded Employee Retirement Income Security Act (ERISA) requirements. The Company will evaluate additional contributions to its defined benefit plans in 2008 based on market conditions and Company discretion, among other items. The Company contributed $1.1 million and $1.3 million to fund benefit payments in its nonqualified plans in the first six months of 2008 and 2007, respectively, and expects to contribute an additional $2.1 million to the nonqualified plans in 2008, compared with $1.3 million that was funded subsequent to the first six months of 2007. See Note 13 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 15 to the consolidated financial statements in the 2007 Form 10-K for more details.

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

Environmental Regulation

In its Marine Engine segment, Brunswick will continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California adopted regulations that required catalytic converters on sterndrive and inboard engines that became effective on January 1, 2008. In addition, other environmental regulatory bodies in the United States and other countries may impose higher emissions standards than are currently in effect for those regions. The Company expects to comply fully with these regulations, but compliance will increase the cost of these products for the Company and the industry. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on its competitive position.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 may have on the financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of: (i) the amount of disposable income available to consumers for discretionary purchases, and (ii) the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment and products; the ability to successfully complete restructuring efforts in the timeframe and cost anticipated; the ability to amend or maintain credit facilities on terms favorable to the company; the ability of the company's operations to generate expected financial results and levels of cash flow; the ability to transition and ramp up certain manufacturing operations within the time and budgets allowed; the success of marketing and cost management programs; the effect of interest rates and fuel prices on demand for marine products; the ability to successfully manage pipeline inventories; the financial strength of dealers, distributors and independent boat builders, their ability to obtain financing for the purchase of company product, and their ability to meet their payment obligations to the company and their third-party financing sources as those obligations become due; the ability to meet repurchase and recourse obligations to third parties arising out of dealer defaults; the ability to comply with all financial covenants and other obligations set forth in the Brunswick Acceptance Company joint venture documents; the ability to maintain mutually beneficial relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and to develop alternative distribution channels without disrupting incumbent distribution partners; the success of global sourcing and supply chain initiatives; the effect of higher product prices due to technology changes and added product features and components on consumer demand; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the ability to maintain market share, particularly in high-margin products; the success of new product introductions; the ability to maintain product quality and service standards expected by customers; competitive pricing pressures; the ability to develop cost-effective product technologies that comply with regulatory requirements; the ability to successfully develop and distribute products differentiated for the global marketplace; shifts in currency exchange rates; adverse foreign economic conditions; the ability to repay or refinance existing indebtedness when it becomes due; the effect of the downturn in the U.S. economy on the company's suppliers and the company's ability to obtain components and raw materials; increased competition from Asian competitors; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; and the effect of weather conditions on demand for marine products and retail bowling center revenues. Additional factors are included in the company's Annual Report on Form 10-K for 2007 and elsewhere in this report.

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

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months and six months ended June 28, 2008, except as follows:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of June 28, 2008 the Company’s remaining share repurchase authorization for the program was $240.4 million. The Company expects to repurchase shares on the open market or in private transactions from time to time, depending on market conditions and the Company’s financial objectives. There were no share repurchases during the three months ended June 28, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

At the May 7, 2008, Annual Meeting of Shareholders of the Company, Cambria W. Dunaway, Dustan E. McCoy and Ralph C. Stayer were elected as directors of the Company for terms expiring at the 2011 Annual Meeting. The numbers of shares voted with respect to these directors were:

Nominee	For	Withheld
Cambria W. Dunaway	75,587,577	1,660,977
Dustan E. McCoy	74,512,200	2,736,354
Ralph C. Stayer	75,578,026	1,670,528

The following directors’ terms of office continued after the meeting: Nolan D. Archibald, Jeffrey L. Bleustein, Michael J. Callahan, Manuel A. Fernandez, Graham H. Phillips, J. Steven Whisler and Lawrence A. Zimmerman.

At the Annual Meeting, the Audit Committee’s selection of Ernst & Young, LLP as independent auditors for the Company and its subsidiaries for the year 2008 was ratified pursuant to the following vote:

Number of Shares
For	76,411,639
Against	207,807
Abstain	629,106

Item 6.  Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
July 29, 2008                                                                                          By:  /s/ ALAN L. LOWE
    Alan L. Lowe
    Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.