Form 10-Q
period 2008-09-27
BRUNSWICK CORP
filed 2008-11-03
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-1043
_______________

Brunswick Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-0848180
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 N. Field Court, Lake Forest, Illinois	60045-4811
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 24, 2008, was 87,680,888.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 27, 2008

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007

Net sales	$1,038.8	$1,326.2	$3,871.0	$4,235.2
Cost of sales	862.3	1,063.5	3,121.5	3,339.0
Selling, general and administrative expense	177.4	206.9	586.1	623.2
Research and development expense	31.2	31.0	97.1	100.2
Goodwill impairment charges	374.0	-	377.2	-
Trade name impairment charges	121.1	66.4	133.9	66.4
Restructuring, exit and other impairment charges	39.1	4.7	128.4	13.4
Operating earnings (loss)	(566.3)	(46.3)	(573.2)	93.0
Equity earnings (loss)	(1.0)	3.0	10.1	16.4
Investment sale gains	2.1	-	23.0	-
Other income (expense), net	(0.3)	7.5	1.6	7.3
Earnings (loss) before interest and income taxes	(565.5)	(35.8)	(538.5)	116.7
Interest expense	(12.7)	(12.8)	(35.6)	(39.7)
Interest income	2.5	1.9	5.4	5.6
Earnings (loss) before income taxes	(575.7)	(46.7)	(568.7)	82.6
Income tax (benefit) provision	15.7	(23.0)	15.4	15.1
Net earnings (loss) from continuing operations	(591.4)	(23.7)	(584.1)	67.5

Discontinued operations:
Earnings from discontinued operations, net of tax	-	4.6	-	8.6
Gain on disposal of discontinued operations, net of tax	-	21.0	-	28.7
Net earnings from discontinued operations	-	25.6	-	37.3

Net earnings (loss)	$(591.4)	$1.9	$(584.1)	$104.8

Earnings per common share:
Basic
Net earnings (loss) from continuing operations	$(6.70)	$(0.27)	$(6.62)	$0.75
Earnings from discontinued operations, net of tax	-	0.05	-	0.09
Gain on disposal of discontinued operations, net of tax	-	0.24	-	0.32

Net earnings (loss)	$(6.70)	$0.02	$(6.62)	$1.16

Diluted
Net earnings (loss) from continuing operations	$(6.70)	$(0.27)	$(6.62)	$0.75
Earnings from discontinued operations, net of tax	-	0.05	-	0.09
Gain on disposal of discontinued operations, net of tax	-	0.24	-	0.32

Net earnings (loss)	$(6.70)	$0.02	$(6.62)	$1.16

Weighted average shares used for computation of:
Basic earnings per share	88.3	89.0	88.3	90.3
Diluted earnings per share	88.3	89.0	88.3	90.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	September 27,	December 31,	September 29,
(in millions)	2008	2007	2007
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$342.9	$331.4	$327.8
Accounts and notes receivable, less allowances of $37.9, $31.2 and $36.8	518.3	572.4	510.9
Inventories
Finished goods	475.9	446.7	510.7
Work-in-process	291.1	323.4	348.0
Raw materials	131.1	136.6	148.4
Net inventories	898.1	906.7	1,007.1
Deferred income taxes	134.1	249.9	250.3
Prepaid expenses and other	75.2	53.9	75.6
Current assets	1,968.6	2,114.3	2,171.7

Property
Land	108.7	103.5	101.4
Buildings and improvements	698.1	697.4	678.9
Equipment	1,193.5	1,205.7	1,212.9
Total land, buildings and improvements and equipment	2,000.3	2,006.6	1,993.2
Accumulated depreciation	(1,170.9)	(1,117.8)	(1,097.2)
Net land, buildings and improvements and equipment	829.4	888.8	896.0
Unamortized product tooling costs	140.9	164.0	153.5
Net property	970.3	1,052.8	1,049.5

Other assets
Goodwill	294.8	678.9	679.2
Other intangibles, net	89.9	245.6	249.7
Investments	81.6	132.1	139.5
Deferred income taxes	57.6	-	-
Other long-term assets	140.8	141.9	181.9
Other assets	664.7	1,198.5	1,250.3

Total assets	$3,603.6	$4,365.6	$4,471.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	September 27,	December 31,	September 29,
(in millions, except share data)	2008	2007	2007
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$0.3	$0.8	$0.2
Accounts payable	346.8	437.3	461.7
Accrued expenses	791.7	858.1	857.8
Current liabilities	1,138.8	1,296.2	1,319.7

Long-term liabilities
Debt	726.4	727.4	726.1
Deferred income taxes	-	12.3	19.6
Postretirement and postemployment benefits	194.0	192.8	225.6
Other	228.1	244.0	277.1
Long-term liabilities	1,148.5	1,176.5	1,248.4

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	413.3	409.0	386.2
Retained earnings	1,304.3	1,888.4	1,934.2
Treasury stock, at cost:
14,861,000; 15,092,000 and 14,605,000 shares	(424.2)	(428.7)	(418.6)
Accumulated other comprehensive loss, net of tax	(54.0)	(52.7)	(75.3)
Shareholders’ equity	1,316.3	1,892.9	1,903.4

Total liabilities and shareholders’ equity	$3,603.6	$4,365.6	$4,471.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(in millions)	Sept. 27, 2008	Revised Sept. 29, 2007

Cash flows from operating activities
Net earnings (loss)	$(584.1)	$104.8
Less: net earnings from discontinued operations	-	37.3
Net earnings (loss) from continuing operations	(584.1)	67.5
Depreciation and amortization	133.1	130.2
Goodwill impairment charges	377.2	-
Trade name impairment charges	133.9	66.4
Other impairment charges	50.0	0.4
Changes in non-cash current assets and current liabilities	(95.1)	(50.0)
Income taxes	22.3	9.4
Other, net	(17.1)	16.0
Net cash provided by operating activities of continuing operations	20.2	239.9
Net cash used for operating activities of discontinued operations	-	(19.3)
Net cash provided by operating activities	20.2	220.6

Cash flows from investing activities
Capital expenditures	(84.8)	(156.3)
Acquisitions of businesses, net of cash acquired	-	(6.2)
Investments	21.1	9.1
Proceeds from investment sales	45.5	-
Proceeds from the sale of property, plant and equipment	9.6	5.3
Other, net	0.2	12.1
Net cash used for investing activities of continuing operations	(8.4)	(136.0)
Net cash provided by investing activities of discontinued operations	-	65.2
Net cash used for investing activities	(8.4)	(70.8)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	250.4	-
Payments of long-term debt including current maturities	(250.7)	(0.7)
Stock repurchases	-	(115.5)
Stock options exercised	-	10.8
Net cash used for financing activities of continuing operations	(0.3)	(105.4)
Net cash used for financing activities of discontinued operations	-
Net cash used for financing activities	(0.3)	(105.4)

Net increase in cash and cash equivalents	11.5	44.4
Cash and cash equivalents at beginning of period	331.4	283.4

Cash and cash equivalents at end of period	$342.9	$327.8

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2007 Annual Report on Form 10-K (the 2007 Form 10-K), except as they relate to fair value measurements, as discussed in Note 4 – Fair Value Measurements. As indicated in Note 16 – Discontinued Operations, Brunswick’s results, as discussed in the Notes to Consolidated Financial Statements, reflect continuing operations only, unless otherwise noted. These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of September 27, 2008, December 31, 2007, and September 29, 2007, the results of operations for the three months and nine months ended September 27, 2008, and September 29, 2007, and the cash flows for the nine months ended September 27, 2008, and September 29, 2007. Due to the seasonality of Brunswick’s businesses, the goodwill and trade name impairments, and the restructuring activities underway, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (thirteen-week periods). The first three quarters of fiscal year 2008 ended on March 29, 2008, June 28, 2008, and September 27, 2008, and the first three quarters of fiscal year 2007 ended on March 31, 2007, June 30, 2007, and September 29, 2007.

Revisions. The Company expanded its presentation of the Condensed Consolidated Statements of Cash Flows to include net earnings (loss) and net earnings from discontinued operations. Accordingly, the Company revised the September 29, 2007, Condensed Consolidated Statement of Cash Flows. Net cash flows from operating, investing and financing activities have not changed.

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

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt the SFAS 159 fair value option.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 141(R) may have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 may have on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 may have on the consolidated financial statements.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 2 – Goodwill and Trade Name Impairments

Brunswick accounts for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). Under this standard, Brunswick assesses the impairment of goodwill and indefinite-lived intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

During the third quarter of 2008, Brunswick encountered a significant adverse change in the business climate. A weak U.S. economy, soft housing markets and the emergence of a global credit crisis have accelerated the reduction in demand for certain Brunswick products. As a result of this reduced demand, along with lower-than-projected profits across certain Brunswick brands and lower purchase commitments received from its dealer network in the third quarter, management revised its future cash flow expectations in the third quarter of 2008, which lowered the fair value estimates of certain businesses.

As a result of the lower fair value estimates, Brunswick concluded that the carrying amounts of its Boat segment reporting unit and the Bowling Retail and Billiards reporting units within the Bowling & Billiards segment exceeded their respective fair values. As a result, the Company compared the implied fair value of the goodwill in each reporting unit with the carrying value and recorded a $374.0 million pretax impairment charge in the third quarter of 2008.

In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other indefinite-lived intangibles, consisting exclusively of acquired trade names. Brunswick estimated the fair value of trade names by performing a discounted cash flow analysis based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a pretax trade name impairment charge of $121.1 million in the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value. A similar analysis was performed during the third quarter of 2007 related to certain outboard boat trade names as a result of reduced revenue forecasts and adverse adjustments to projected royalty rates for those trade names. A $66.4 million pretax impairment charge was recorded during the third quarter of 2007 as a result of that analysis.

The following tables summarize the goodwill and trade name impairments:

	Three Months Ended
	September 27, 2008		September 29, 2007
(in millions)	Goodwill	Trade Names	Goodwill	Trade Names

Boat	$361.3	$115.7	$–	$66.4
Marine Engine	–	4.5	–	–
Bowling & Billiards	12.7	0.9	–	–

Total	$374.0	$121.1	$–	$66.4

	Nine Months Ended
	September 27, 2008		September 29, 2007
(in millions)	Goodwill	Trade Names	Goodwill	Trade Names

Boat	$362.8	$120.9	$–	$66.4
Marine Engine	–	4.5	–	–
Bowling & Billiards	14.4	8.5	–	–

Total	$377.2	$133.9	$–	$66.4

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

A summary of changes in the Company’s goodwill during the nine months ended September 27, 2008, by segment is as follows:

	December 31,				September 27,
(in millions)	2007	Acquisitions	Adjustments	Impairments	2008

Boat	$366.6	$—	$(3.8)	$(362.8)	$—
Marine Engine	23.4	—	(2.7)	—	20.7
Fitness	274.0	—	0.1	—	274.1
Bowling & Billiards	14.9	—	(0.5)	(14.4)	—

Total	$678.9	$—	$(6.9)	$(377.2)	$294.8

A summary of changes in the Company’s net trade names during the nine months ended September 27, 2008, by segment is as follows:

	December 31,				September 27,
(in millions)	2007	Acquisitions	Adjustments	Impairments	2008

Boat	$151.8	$—	$(0.6)	$(120.9)	$30.3
Marine Engine	4.5	—	2.1	(4.5)	2.1
Fitness	0.6	—	—	—	0.6
Bowling & Billiards	8.5	—	—	(8.5)	—

Total	$165.4	$—	$1.5	$(133.9)	$33.0

Adjustments primarily relate to the effect of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 3 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007 and 2008 in order to improve performance and better position the Company for current market conditions and longer-term growth. These initiatives have resulted in the recognition of restructuring, exit and other impairment charges in the Statement of Operations during 2006, 2007 and 2008.

The actions taken under these initiatives are expected to benefit future operations by removing fixed costs of approximately $50 million from Cost of sales and approximately $250 million from Selling, general and administrative in the Consolidated Statements of Operations by the end of 2009 compared with 2007 spending levels. The majority of these costs are expected to be cash savings once all restructuring initiatives are complete. The Company has begun to see savings related to these initiatives in 2008 and expects all savings to be realized by the end of 2009.

The nature of the costs incurred under these initiatives include:

Restructuring Activities – These amounts primarily relate to:
•	Employee termination and other benefits
•	Costs to retain and relocate employees
•	Consulting costs
•	Consolidation of manufacturing footprint

Exit Activities – These amounts primarily relate to:
•	Employee termination and other benefits
•	Lease exit costs
•	Inventory write-downs
•	Facility shutdown costs

Definite-lived asset impairments – These amounts primary related to:
•	Fixed assets
•	Tooling
•	Patents and proprietary technology
•	Dealer networks

Definite-lived asset impairments are recognized when, as a result of the restructuring activities initiated, the carrying amount of the long-lived asset is not expected to be fully recoverable, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). The impairments recognized were equal to the difference between the carrying amount of the asset and the fair value of the asset, which was determined using observable inputs, when available, and, when observable inputs were not available, based on the Company’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has disaggregated restructuring and exit activities based on the specific driver of the cost and reflected in the accounting period when the cost has been committed or incurred, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company considers actions related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility and the closure of the Valley-Dynamo coin-operated commercial billiards business to be exit activities. All other actions taken are considered to be restructuring activities.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

The specific actions undertaken and their related status are described below.

Actions initiated in 2006

In November 2006, Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. The restructuring initiatives included the consolidation of certain boat manufacturing facilities, sales offices and distribution warehouses and reductions in the Company’s global workforce. Through 2006, the Company incurred restructuring costs of $18.9 million related to these initiatives. At December 31, 2006, the Company estimated that it would incur additional expenses of approximately $9 million related to these initiatives during 2007; however, the Company actually incurred approximately $4 million of additional costs in 2007, which concluded the 2006 initiatives.

Actions initiated in 2007

In 2007, the Company initiated restructuring activities to consolidate certain boat manufacturing facilities in connection with the purchase of a manufacturing facility in Navassa, North Carolina, close a manufacturing facility in Aberdeen, Mississippi, and shift boat production to Fort Wayne, Indiana, enhance U.S. engine production efficiency and eliminate assembly operations for certain engines in Europe. Through 2007, the Company paid $18.1 million related to these initiatives. At December 31, 2007, the Company estimated that it would incur additional expenses of approximately $7 million related to these initiatives during 2008; however, the Company subsequently adjusted its plans and did not incur any significant additional costs for these initiatives during 2008. Substantially all of the 2007 initiatives were completed during 2007.

Actions initiated in 2008

During the first quarter of 2008, the Company continued its restructuring activities by closing its bowling pin manufacturing facility in Antigo, Wisconsin, and announcing that it would close its boat plant in Bucyrus, Ohio, in anticipation of the proposed sale of certain assets relating to its Baja boat business, cease boat manufacturing at one of its facilities in Merritt Island, Florida, and close its Swansboro, North Carolina, boat plant.

The Company announced additional actions in June 2008 as a result of the prolonged downturn in the U.S. marine market. The plan is designed to improve performance and better position the Company for current market conditions and longer-term growth. The plan will result in significant changes in the Company’s organizational structure, most notably by reducing the complexity of its operations, further shrinking its North American manufacturing footprint and enhancing its brand positioning. Specifically, the Company announced the closure of its production facility in Newberry, South Carolina, due to its decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna; its intention to close four additional boat plants; and the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business.

During the third quarter of 2008, the Company accelerated its previously announced efforts to resize the Company by the end of 2009 in light of extraordinary developments within global financial markets that are affecting the recreational marine industry. Specifically, the Company is closing its production facilities in Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington. The Company is mothballing a fourth plant in Navassa, North Carolina. The Company expects to complete the Arlington, Roseburg and Navassa shutdowns by the end of 2008, and the Pipestone shutdown in the first quarter of 2009.

The third quarter results include severance and plant closure costs, asset write-downs and impairment charges related to accelerated restructuring efforts in September 2008 and certain costs related to other restructuring actions initiated in 2008.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

The following is a summary of the expense associated with the restructuring activities:

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007

Restructuring activities
Employee termination and other benefits	$8.4	$—	$20.6	$4.0
Current asset write-downs	1.1	—	3.5	—
Transformation and other costs:
Consolidation of manufacturing footprint	13.0	2.1	29.7	3.0
Retention and relocation costs	0.3	—	5.4	—
Consulting costs	1.7	—	3.7	—
Total transformation and other costs	15.0	2.1	38.8	3.0
Exit activities
Employee termination and other benefits	0.3	0.2	3.0	1.1
Current asset write-downs	0.9	—	8.1	0.6
Transformation and other costs:
Consolidation of manufacturing footprint	0.2	2.0	4.4	4.3
Retention and relocation costs	—	—	—	—
Consulting costs	—	—	—	—
Total transformation and other costs	0.2	2.0	4.4	4.3
Definite-lived asset impairments	13.2	0.4	50.0	0.4

Total restructuring, exit and other impairment charges	$39.1	$4.7	$128.4	$13.4

The effect of the 2008 initiatives on each of the Company’s reportable segments for the three months ended September 27, 2008, is summarized below:

(in millions)	Boat	Marine Engine	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$1.7	$3.8	$0.8	$0.6	$1.8	$8.7
Current asset write-downs	0.3	0.8	—	0.9	—	2.0
Transformation and other costs	9.9	1.7	—	0.3	3.3	15.2
Definite-lived asset impairments	3.9	6.6	—	—	2.7	13.2

Total restructuring, exit and other impairment charges	$15.8	$12.9	$0.8	$1.8	$7.8	$39.1

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

The effect of the 2008 initiatives on each of the Company’s reportable segments for the nine months ended September 27, 2008, is summarized below:

(in millions)	Boat	Marine Engine	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$5.4	$11.6	$0.8	$3.2	$2.6	$23.6
Current asset write-downs	5.9	0.8	1.3	3.6	—	11.6
Transformation and other costs	25.9	6.1	—	1.4	9.8	43.2
Definite-lived asset impairments	23.9	12.9	—	9.7	3.5	50.0

Total restructuring, exit and other impairment charges	$61.1	$31.4	$2.1	$17.9	$15.9	$128.4

The following table summarizes the charges taken for restructuring, exit and other impairment charges related to actions initiated in 2008 and the related status as of September 27, 2008. The accrued amounts remaining as of September 27, 2008, represent cash expenditures needed to satisfy remaining obligations. The majority of accrued costs are expected to be paid by the end of 2009.

(in millions)	Costs Recognized in 2008	Noncash Charges	Cash Payments	Accrued Costs as of Sept. 27, 2008

Employee termination and other benefits	$23.6	$—	$19.9	$3.7
Current asset write-downs	11.6	11.6	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	34.1	6.3	27.8	6.3
Retention and relocation costs	5.4	—	4.7	0.7
Consulting costs	3.7	—	0.9	2.8
Total transformation and other costs	43.2	6.3	33.4	9.8
Definite-lived asset impairments	50.0	50.0	—	—

Total restructuring, exit and other impairment charges	$128.4	$67.9	$53.3	$13.5

The Company anticipates that it will incur additional costs between $45 million and $50 million under these initiatives in the fourth quarter of 2008 and between $35 million and $45 million during 2009, when the 2008 initiatives are expected to be complete. The Company expects most of these charges will be incurred in the Boat and Marine Engine segments.

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

•
Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•
Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

•
Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of September 27, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$237.1	$—	$—	$237.1
Investments	4.2	—	—	4.2
Derivatives	—	7.4	—	7.4
Total Assets	$241.3	$7.4	$—	$248.7

Liabilities:
Derivatives	$—	$6.5	$—	$6.5

During the nine months ended September 27, 2008, the Company has undertaken various restructuring activities, as discussed in Note 3 – Restructuring Activities and has tested its goodwill and trade names, as discussed in Note 2 – Goodwill and Trade Name Impairments. The restructuring activities and testing of goodwill and trade names required the Company to perform fair value measurements, on a non-recurring basis, on certain asset groups to test for potential impairments. Other than the assets measured at fair value on a recurring basis, as shown in the table above, the asset balances shown in the Condensed Consolidated Balance Sheets include an insignificant amount of assets measured at fair value on a non-recurring basis.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 5 – Share-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires the Company to recognize all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, in its income statement based upon the fair value of such share-based payments. Share-based employee compensation cost (benefit) is recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. Refer to Note 16 to the consolidated financial statements in the 2007 Form 10-K for further details regarding the Company’s adoption of SFAS 123(R).

 Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 8.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock. As of September 27, 2008, 1.0 million shares were available for grant under the Plan.

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

During the three and nine months ended September 27, 2008, there were 0.0 million and 2.6 million SARs granted, respectively, which resulted in $2.4 million and $5.8 million of total expense, respectively, due to amortization of SARs granted. During the three and nine months ended September 29, 2007, there were 0.0 million and 0.9 million SARs granted, respectively, which resulted in $1.5 million and $3.9 million of total expense, respectively, due to amortization of SARs granted. These expenses resulted in a deferred tax asset for the tax benefit to be realized in future periods.

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

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

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

The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During the three and nine months ended September 27, 2008, there were 0.1 million and 1.0 million stock awards granted under these plans, respectively, and, due to amortization of stock awards granted, $1.8 million and $4.6 million was charged to compensation expense under these plans, respectively. During the three and nine months ended September 29, 2007, there were 0.0 million and 0.1 million stock awards granted under these plans, respectively, and, due to amortization of stock awards granted, $0.9 million and $3.2 million was charged to compensation expense under these plans, respectively.

The weighted average price per nonvested stock award at grant date was $15.66 and $33.00 for the nonvested stock awards granted in 2008 and 2007, respectively. As of September 27, 2008, there was $14.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.7 years.

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

Director Awards

The Company issues stock awards to directors in accordance with the terms and conditions determined by the Nominating and Corporate Governance Committee of the Board of Directors. One-half of each director’s annual fees are paid in Brunswick common stock, the receipt of which may be deferred until a director retires from the Board of Directors. Each director may elect to have the remaining one-half paid either in cash, in Brunswick common stock distributed at the time of the award, or in deferred Brunswick common stock units with a 20 percent premium. Each non-employee director is also entitled to an annual grant of restricted stock units, which is deferred until the director retires from the Board.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 6 – Earnings per Common Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards. Weighted average basic shares decreased by 0.7 million shares and 2.0 million shares in the three and nine months ended September 27, 2008, respectively, versus the comparable periods in 2007, primarily due to the effect of the Company’s share repurchase program, as discussed in Note 15 – Share Repurchase Program.

Basic and diluted earnings per share for the three and nine months ended September 27, 2008, and for the comparable periods ended September 29, 2007, were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007

Net earnings (loss) from continuing operations	$(591.4)	$(23.7)	$(584.1)	$67.5
Earnings from discontinued operations, net of tax	–	4.6	–	8.6
Gain on disposal of discontinued operations, net of tax	–	21.0	–	28.7

Net earnings (loss)	$(591.4)	$1.9	$(584.1)	$104.8

Average outstanding shares – basic	88.3	89.0	88.3	90.3
Dilutive effect of common stock equivalents	–	–	–	0.4

Average outstanding shares – diluted	88.3	89.0	88.3	90.7

Basic earnings per share
Net earnings (loss) from continuing operations	$(6.70)	$(0.27)	$(6.62)	$0.75
Earnings from discontinued operations, net of tax	–	0.05	–	0.09
Gain on disposal of discontinued operations, net of tax	–	0.24	–	0.32

Net earnings (loss)	$(6.70)	$0.02	$(6.62)	$1.16

Diluted earnings per share
Net earnings (loss) from continuing operations	$(6.70)	$(0.27)	$(6.62)	$0.75
Earnings from discontinued operations, net of tax	–	0.05	–	0.09
Gain on disposal of discontinued operations, net of tax	–	0.24	–	0.32

Net earnings (loss)	$(6.70)	$0.02	$(6.62)	$1.16

As of September 27, 2008, there were 6.3 million options outstanding, of which 2.9 million were exercisable. This compares to 4.3 million options outstanding, of which 2.5 million were exercisable as of September 29, 2007. During the three and nine months ended September 27, 2008, there were 6.5 million and 6.1 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was higher than the average market price of the Company’s shares for the period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. This compares to 2.9 million and 2.8 million anti-dilutive options that were excluded from the corresponding periods ended September 29, 2007. During the three months and nine months ended September 27, 2008, and the three months ended September 29, 2007, the Company incurred a net loss from continuing operations. As common stock equivalents have an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted earnings per share for the three and nine months ended September 27, 2008, and the three months ended September 29, 2007.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, which primarily relate to arrangements with financial institutions in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount, which is less than total obligations outstanding. The Company has also guaranteed collection of customer receivables sold to third parties by Brunswick. In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The maximum potential cash obligation associated with these customer financing arrangements was $97.2 million, as of September 27, 2008, of which $35.4 million is related to the Fitness segment, $30.2 million is related to the Marine Engine segment, $28.4 million is related to the Bowling & Billiards segment and $3.2 million is related to the Boat segment. Potential payments on these customer financing arrangements extend over several years with the maximum single year obligation related to these arrangements of $69.4 million, of which $24.3 million is related to the Fitness segment, $30.2 million is related to the Marine Engine segment, $11.7 million is related to the Bowling & Billiards segment and $3.2 million is related to the Boat segment.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase, from the third-party lender, select Brunswick products repossessed from the customer. These arrangements are typically subject to repurchase criteria and a maximum repurchase amount. The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The maximum amount of collateral the Company could be required to purchase was $166.6 million as of September 27, 2008, with $136.9 million relating to the Company’s U.S. boat business. The maximum single year repurchase obligation is $123.6 million, with $100.0 million relating to the Company’s U.S. boat business.

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

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $106.6 million as of September 27, 2008. This amount is primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. As a result of the recent downgrade of the Company’s long-term debt by rating agencies, the Company may be required to post letters of credit totaling $9.5 million as collateral against a portion of surety bonds.

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

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities – Other during the nine months ended September 27, 2008:

(in millions)	2008

Balance at beginning of period	$163.9
Payments made	(91.0)
Provisions/additions for contracts issued/sold	72.9
Aggregate changes for preexisting warranties	—

Balance at end of period	$145.8

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $23.9 million as of September 27, 2008.

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

Refer to Note 11 to the consolidated financial statements in the 2007 Form 10-K for discussion of legal and environmental matters as of December 31, 2007.

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

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended September 27, 2008, and September 29, 2007:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Boat	$392.5	$613.9	$(537.4)	$(90.3)
Marine Engine	448.9	566.7	(8.6)	47.5
Marine eliminations	(75.4)	(119.1)	–	–
Total Marine	766.0	1,061.5	(546.0)	(42.8)

Fitness	161.6	150.2	10.3	11.8
Bowling & Billiards	111.1	114.6	(10.4)	(0.2)
Eliminations	0.1	(0.1)	–	–
Corporate/Other	–	–	(20.2)	(15.1)

Total	$1,038.8	$1,326.2	$(566.3)	$(46.3)

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the nine months ended September 27, 2008, and September 29, 2007:

	Net Sales		Operating Earnings (Loss)
	Nine Months Ended		Nine Months Ended
(in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Boat	$1,718.2	$2,045.7	$(589.8)	$(51.5)
Marine Engine	1,658.4	1,808.9	76.7	162.5
Marine eliminations	(308.3)	(382.0)	–	–
Total Marine	3,068.3	3,472.6	(513.1)	111.0

Fitness	467.7	439.2	26.6	27.3
Bowling & Billiards	335.1	323.6	(29.3)	5.4
Eliminations	(0.1)	(0.2)	–	–
Corporate/Other	–	–	(57.4)	(50.7)

Total	$3,871.0	$4,235.2	$(573.2)	$93.0

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	September 27, 2008	December 31, 2007

Boat	$978.7	$1,515.6
Marine Engine	869.6	959.1
Total Marine	1,848.3	2,474.7

Fitness	669.4	695.4
Bowling & Billiards	369.6	409.2
Corporate/Other	716.3	786.3

Total	$3,603.6	$4,365.6

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

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds after post-closing adjustments, $37.4 million net of cash paid for taxes and other costs. For the nine months ended September 27, 2008, the sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded as Investment sale gains in the Consolidated Statements of Operations.

In September 2008, Brunswick sold its investment in a foundry located in Mexico for $5.1 million gross cash proceeds. The sale resulted in a $2.1 million pretax gain and was recorded as Investment sale gains in the Consolidated Statements of Operations.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 10 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive loss includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative and investment gains and losses, all net of tax. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), eliminating the minimum pension liability concept under which adjustments were recorded to other comprehensive income. The Company’s adoption of SFAS 158 also required the inclusion of prior service costs and net actuarial gains and losses in other comprehensive income (loss). Components of other comprehensive income (loss) for the three months and nine months ended September 27, 2008, and September 29, 2007, were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007

Net earnings (loss)	$(591.4)	$1.9	$(584.1)	$104.8
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(23.1)	10.6	(7.1)	13.2
Net change in unrealized gains (losses) on investments	(1.1)	0.2	(3.6)	0.3
Net change in unamortized prior service costs	0.5	0.5	1.6	1.6
Net change in unamortized actuarial losses	0.6	1.2	1.7	3.8
Net change in accumulated unrealized derivative gains (losses)	2.8	(5.1)	6.1	(5.2)
Total other comprehensive income (loss)	(20.3)	7.4	(1.3)	13.7

Comprehensive income (loss)	$(611.7)	$9.3	$(585.4)	$118.5

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

During the second quarter of 2008, the parties agreed to extend the term of the venture through June 30, 2014. The joint venture agreement contains provisions allowing for renewal, purchase, or termination by either of the partners at the end of this term or subsequent extensions. The agreement also contains provisions allowing CDFV to terminate the joint venture if the Company is unable to maintain compliance with certain financial metrics. The Company was in compliance with these metrics at the end of the third quarter.

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

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings in its Consolidated Statements of Operations. BFS and GECDF also have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.

BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at September 27, 2008, and December 31, 2007, was $26.2 million and $47.0 million, respectively.

BFS recorded income related to the operations of BAC of $1.4 million and $7.1 million for the three months and nine months ended September 27, 2008, respectively. These amounts compare with $3.4 million and $10.1 million in the corresponding periods ended September 29, 2007, respectively. These amounts include amounts earned by BFS under the aforementioned income sharing agreement, but exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Accounts receivable totaling $164.2 million and $608.1 million were sold to BAC during the three months and nine months ended September 27, 2008, respectively, compared with $228.2 million and $688.8 million during the corresponding periods ended September 29, 2007. Discounts of $1.3 million and $4.6 million for the three months and nine months ended September 27, 2008, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Operations. These amounts compare with $2.2 million and $6.3 million for the same periods in the prior year. The outstanding balance of receivables sold to BAC was $100.2 million as of September 27, 2008, up from $93.1 million as of December 31, 2007. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.8 million and $1.7 million for the nine months ended September 27, 2008, and September 29, 2007, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of September 27, 2008, and December 31, 2007, the Company had a retained interest in $37.6 million and $46.4 million of the total outstanding accounts receivable sold to BAC, respectively. The Company’s maximum exposure as of September 27, 2008, and December 31, 2007, related to these amounts was $23.7 million and $28.9 million, respectively. In accordance with SFAS 140, the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s retained interest was recorded in Accounts and notes receivable, and Accrued expenses in the Condensed Consolidated Balance Sheets. These balances are included in the amounts in Note 7 – Commitments and Contingencies.

Note 12 – Debt

On August 15, 2008, the Company completed the offering of a $250 million aggregate principal amount of 9.75% Senior Notes due in 2013 under the Company’s universal shelf registration. The proceeds from this offering were used to repay the Company’s outstanding $250 million principal amount of Floating Rate Notes due July 2009. Interest on the Senior Notes will be paid semi-annually commencing on February 15, 2009. The interest rate payable on the Senior Notes will be subject to adjustment from time to time if the rating assigned to the Senior Notes is changed under circumstances described in the prospectus supplement. Total interest rate adjustments are capped at 2.00%. Subsequent to September 27, 2008, the Company’s debt ratings were lowered by the rating agencies, which increased the interest rate on the Senior Notes by 100 basis points to 10.75%.

Also during the third quarter, Brunswick amended its long-term revolving credit facility (Facility). The amendment provides for the following changes to the Facility:  (1) a reduction in the lending commitment from $650 million to $500 million; (2) an increase in the interest rate, facility fee rate and letter of credit fee rate; (3) an amendment of the leverage ratio covenant, permitting the add-back of certain cash restructuring charges in the calculation of consolidated EBITDA and permitting a higher ratio than what is currently in place for the first and second fiscal quarters of 2009; and (4) adding two new financial covenants, one establishing minimum consolidated cash requirements at quarter end and the other establishing minimum consolidated EBITDA requirements.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 13 – Income Taxes

The Company recognized an income tax provision for both the three months and nine months ended September 27, 2008, despite losses before taxes for each of the periods. The provision is primarily due to uncertainty concerning the realization of certain net deferred tax assets, as prescribed by SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance of $155.0 million was recorded during the third quarter of 2008 to reduce certain net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks and certain tax planning strategies. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percent of pretax losses, for the three months and nine months ended September 27, 2008, was (2.7) percent for both periods.

The Company’s effective tax rate from continuing operations for the three months ended September 29, 2007, was 49.4 percent. The effective tax rate, applied to the Company’s reported loss from continuing operations, created a more favorable tax benefit than the application of the statutory rate due to additional tax benefits related to favorable tax reassessments of $8.9 million and research and development tax credits. These benefits were partially offset by $3.5 million of expense related to changes in estimates of prior years’ tax return filings and $1.7 million expense related to the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset.

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

As of September 27, 2008, and December 31, 2007, the Company had approximately $35 million and $39 million of gross unrecognized tax benefits, excluding interest. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of September 27, 2008, could decrease by approximately $12 million in the next 12 months due to settlements with taxing authorities.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 27, 2008, and December 31, 2007, the Company had approximately $6.3 million and $5.4 million accrued for the payment of interest. There were no amounts accrued for penalties at September 27, 2008, or December 31, 2007.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

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

Note 14 – Pension and Other Postretirement Benefits

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

Pension and other postretirement benefit costs included the following components for the three months ended September 27, 2008, and September 29, 2007:
	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$3.8	$4.3	$0.7	$0.8
Interest cost	16.9	15.7	1.6	1.6
Expected return on plan assets	(21.0)	(20.5)	–	–
Amortization of prior service costs	1.6	1.7	(0.4)	(0.4)
Amortization of net actuarial losses	0.9	1.8	0.1	0.2

Net pension and other benefit costs	$2.2	$3.0	$2.0	$2.2

Pension and other postretirement benefit costs included the following components for the nine months ended September 27, 2008, and September 29, 2007:
	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
(in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$11.3	$13.0	$2.2	$2.3
Interest cost	50.7	47.1	4.9	4.9
Expected return on plan assets	(63.0)	(61.4)	–	–
Amortization of prior service costs	4.8	4.9	(1.3)	(1.3)
Amortization of net actuarial losses	2.7	5.4	0.1	0.7

Net pension and other benefit costs	$6.5	$9.0	$5.9	$6.6

Employer Contributions. During the nine months ended September 27, 2008, the Company contributed $1.7 million to fund benefit payments to its nonqualified plan. The Company’s plans for additional contributions are subject to equity market returns and discount rate movements, among other items.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 15 – Share Repurchase Program

In the second quarter of 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company has not repurchased any shares during 2008. During the three months and nine months ended September 29, 2007, the Company repurchased 1.0 million and 3.6 million shares under this program for $28.3 million and $115.5 million, respectively. Through the third quarter of 2008, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception with a remaining authorization of $240.4 million. The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares.

Note 16 – Discontinued Operations

In April 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which consisted of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. Accordingly, the Company reported these BNT businesses as discontinued operations in accordance with the criteria of SFAS No. 144.

In March 2007, Brunswick completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively. During the first nine months of 2007, the Company recognized proceeds on these sales of $40.6 million, resulting in an after-tax gain of $4.0 million, after all post-closing adjustments.

In July 2007, the Company completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P. for net proceeds of $29.0 million, resulting in an after-tax gain of $24.7 million. This transaction completed the sale of the BNT businesses classified as discontinued operations.

This sale was subject to post-closing adjustments, which were completed during 2007. Ultimately, the Company recorded net proceeds of $28.8 million and an after-tax gain of $25.8 million for the year ended December 31, 2007.

The sale of BNT’s wireless fleet tracking completed the divestiture of the BNT discontinued operations. With the net asset impairment taken prior to the disposition of the BNT businesses in the fourth quarter of 2006 of $85.6 million, after-tax, and the subsequent 2007 gains of $29.8 million, after-tax, on the BNT business sales, the net impact to the Company of these dispositions was a net loss of $55.8 million, after-tax.

There were no sales or earnings from discontinued operations during the first nine months of 2008. The following table discloses the results of operations of the BNT businesses reported as discontinued operations for the three months and nine months ended September 29, 2007:

(in millions)	Three Months Ended	Nine Months Ended

Net sales	$2.2	$99.7
Pre-tax earnings (loss)	$21.9	$24.0

There were no remaining BNT net assets available for sale as of September 27, 2008, December 31, 2007, or September 29, 2007.

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 17 – Subsequent Events

On October 6, 2008, Brunswick sold the stock of MotoTron Corporation, a wholly owned subsidiary reported in the Marine Engine segment, and all related intellectual property to Woodward Governor Company. MotoTron Corporation specializes in software tools and processes used to rapidly develop control systems for marine, power generation, industrial and other engine equipment applications. The sale resulted in gross cash proceeds of $17.0 million and is expected to result in a pretax gain of approximately $13 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows and the general discussion includes an analysis of operating earnings and operating margins without the impact of the goodwill and trade name impairment charges. GAAP refers to generally accepted accounting principles in the United States. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of Operations, balance sheet or statement of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Operating and statistical measures are not non-GAAP financial measures.

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that Brunswick uses and to better evaluate its ongoing business performance.

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Part II - Other Information, Item 1A – Risk Factors in this filing.
Overview and Outlook

General

Net sales from continuing operations during the third quarter of 2008 decreased 21.7 percent to $1,038.8 million from $1,326.2 million in 2007. During the nine months ended September 27, 2008, net sales decreased 8.6 percent to $3,871.0 million from $4,235.2 million during the nine months ended September 29, 2007. For the three months ended September 27, 2008, the Company reported higher world-wide net sales in the Fitness segment, as well as higher sales outside the United States for the Bowling & Billiards segment, which were more than offset by a reduction in the Boat and Marine Engine segments’ global sales. The overall decrease in sales was primarily due to the continued reduction in marine industry demand as a result of a weak U.S. economy, soft housing markets, the recent contraction of liquidity in global credit markets, and higher food and fuel prices that ultimately reduce the funds available for discretionary purchases. For the nine months ended September 27, 2008, the Company reported higher sales in the Fitness and Bowling & Billiards segments, as well as higher sales outside the United States for all segments, which were more than offset by a reduction in the Boat and Marine Engine segments’ sales in the United States. The factors affecting year-to-date net sales were consistent with the factors that affected the third quarter net sales, although the effects of the global credit crisis had a more pervasive effect on the third quarter results.

Retail unit sales of powerboats in the United States have been declining since 2005, with the rate of decline accelerating in 2008. Industry retail unit sales were down significantly during the first nine months of 2008 compared with the already low retail unit sales during the first nine months of 2007.

Quarterly and year-to-date operating losses from continuing operations were $566.3 million and $573.2 million, with negative operating margins of 54.5 percent and 14.8 percent, respectively. These results included goodwill and trade name impairment charges of $495.1 million in the third quarter of 2008 and $511.1 million during the first nine months of 2008. In the three months and nine months ended September 29, 2007, quarterly operating losses and year-to-date operating earnings from continuing operations were $46.3 million and $93.0 million, with operating margins of (3.5) percent and 2.2 percent, respectively, which included trade name impairment charges of $66.4 million during the three and nine months ended September 29, 2007. The operating losses during 2008 were primarily as a result of higher goodwill and trade name impairment charges, lower sales from marine operations, reduced fixed-cost absorption due to reduced production rates in the Company’s marine businesses in an effort to achieve appropriate levels of dealer pipeline inventories and higher restructuring, exit and other impairment charges. These factors were partially offset by successful cost-reduction initiatives, as discussed in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements.

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds after post-closing adjustments, $37.4 million net of cash paid for taxes and other costs, For the nine months ended September 27, 2008, the sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded as Investment sale gains in the Consolidated Statements of Operations.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market has continued to decline, Brunswick expanded its restructuring activities during 2006, 2007 and 2008 in order to improve performance and better position the Company for current market conditions and longer term growth.

The Company has disaggregated its restructuring initiatives into three classifications: exit activities; restructuring activities; and definite-lived asset impairments. The Company considers employee termination costs, lease exit costs, inventory write-downs and facility shutdown costs related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility and the closure of the Valley-Dynamo coin-operated commercial billiards business to be exit activities. Other employee termination costs, costs to retain and relocate employees, consulting costs and costs to consolidate the manufacturing footprint are considered restructuring activities. Also, definite-lived impairments are costs related to the write-downs of fixed assets, tooling, patents and proprietary technology, and dealer networks.

Total restructuring, exit and other impairment charges in the third quarter were $39.1 million for the three months ended September 27, 2008. The $39.1 million consists of $15.8 million in the Boat segment, $12.9 million in the Marine Engine segment, $0.8 million in the Fitness segment, $1.8 million in the Bowling & Billiards segment and $7.8 million at Corporate. Total restructuring, exit and other impairment charges during the first nine months of 2008 were $128.4 million. The $128.4 million consists of $61.1 million in the Boat segment, $31.4 million in the Marine Engine segment, $2.1 million in the Fitness segment, $17.9 million in the Bowling & Billiards segment and $15.9 million at Corporate. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The actions taken under these initiatives are expected to benefit future operations by removing fixed costs of approximately $50 million from Cost of sales and approximately $250 million from Selling, general and administrative in the Consolidated Statements of Operations by the end of 2009 compared with 2007 spending levels. The majority of these costs are expected to be cash savings once all restructuring initiatives are complete. The Company has begun to see savings related to these initiatives in 2008 and expects all savings to be realized by the end of 2009.

Goodwill and Trade Name Impairments

Brunswick accounts for goodwill and identifiable intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). Under this standard, Brunswick assesses the impairment of goodwill and indefinite-lived intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

During the third quarter of 2008, Brunswick encountered a significant adverse change in the business climate. A weak U.S. economy, soft housing markets and the recent contraction of liquidity in global credit markets have contributed to the continued reduction in demand for certain Brunswick products and specifically the reduced wholesale production rates for those affected products. As a result of this reduced demand, along with lower-than-projected profits across certain Brunswick brands and lower commitments received from its dealer network in the third quarter, management revised its future cash flow expectations in the third quarter of 2008, which lowered the fair value estimates of certain businesses.

As a result of the lower fair value estimates, Brunswick concluded that the carrying amounts of its Boat segment and Bowling Retail and Billiards reporting units within the Bowling & Billiards segment exceeded their respective fair values. The Company compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $374.0 million pretax impairment charge needed to be recognized in the third quarter of 2008. Of this amount, $361.3 million relates to the Boat segment reporting unit and $1.7 million relates to the Bowling Retail reporting unit and $11.0 million relates to the Billiards reporting unit within the Bowling & Billiards segment. As a result of these impairments, all goodwill has been written down to zero at these respective reporting units.

In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other indefinite-lived intangibles, consisting exclusively of acquired trade names. Brunswick estimated the fair value of trade names by performing a discounted cash flow analysis based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a pretax trade name impairment charge of $121.1 million, representing the excess of the carrying cost of the trade names over the calculated fair value. Of this amount, $115.7 million relates to the Boat segment reporting unit, $4.5 million relates to the Marine Engine segment reporting unit and $0.9 million relates to the Billiards reporting unit within the Bowling & Billiards segment.

Other

The Company intends to continue its efforts to reduce its cost structure, including furloughing a significant portion of its salaried workforce in the United States for eight days during the fourth quarter of 2008. In addition, the Company plans to continue working toward achieving appropriate levels of marine dealer inventories by reducing production of boats and marine engines in excess of the reduced domestic retail demand for marine products and will be furloughing several of its fiberglass boat manufacturing facilities during the fourth quarter in order to accomplish lower production. The Company anticipates that marine sales will benefit from the introduction of new products; however, this benefit will be unable to offset the overall decline in sales as a result of lower marine retail demand, which stems from the weakening global economy. The recent openings of new Brunswick Zone XL retail bowling centers are expected to benefit Bowling & Billiards net sales; the weakening global economy is expected to partially offset the anticipated increase in net sales at the Bowling & Billiards segment. Sales in 2008 for the Fitness segment are expected to increase as a result of recently introduced products at Life Fitness.

The Company expects operating earnings and margins for 2008 to decrease as a result of goodwill impairment charges, trade name impairment charges and restructuring, exit and other impairment charges; reduced marine sales; weak demand for certain consumer products; and production declines in its marine businesses. These factors, along with continued increases in raw material, production, and freight and distribution costs are not expected to be fully offset by growth in Fitness and Bowling & Billiards operations and the benefits from restructuring and cost containment efforts undertaken during 2006, 2007 and 2008.

Brunswick’s effective tax rate is expected to be 36 percent in 2008, which excludes the valuation allowance established against the Company’s deferred tax assets, the effect of taxes on goodwill and trade name impairment charges, restructuring, exit and other impairment charges, the additional tax provisions realized in conjunction with the sale of its joint venture in Japan and the effect of the research and development tax credit, which was recently extended.

As discussed in Note 16 – Discontinued Operations in the Notes to Consolidated Financial Statements, on April 27, 2006, the Company announced its intention to sell the majority of the Brunswick New Technologies (BNT) business unit, consisting of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. During the second quarter of 2006, Brunswick began reporting the results of these BNT businesses, which were previously reported in the Marine Engine segment, as discontinued operations for all periods presented. The Company’s results, as discussed in Management’s Discussion and Analysis, reflect continuing operations only, unless otherwise noted. The Company completed the divestiture of the BNT discontinued operations in 2007.

Matters Affecting Comparability

The following events have occurred during the three months and nine months ended September 27, 2008, and September 29, 2007, which the Company believes affect the comparability of the results of operations:

Goodwill impairment charges. As a result of the continued reduction in demand for certain Brunswick products, along with lower-than-projected profits across certain Brunswick brands, management revised its future cash flow expectations in the third quarter of 2008. The revised future cash flow expectations resulted in the Company lowering its estimate of fair value of certain businesses and required the Company to take a $374.0 million pretax goodwill impairment charge during the third quarter of 2008, as prescribed by SFAS 142, as compared with no goodwill impairment during the third quarter of 2007.

During the nine months ended September 27, 2008, the Company incurred $377.2 million of goodwill impairment charges, which include the aforementioned $374.0 million, along with impairments related to the analyses of its Baja boat business and its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008. There were no comparable charges recognized during the nine months ended September 29, 2007.

Trade name impairment charges. In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its trade names in accordance with SFAS 142. The analysis resulted in a pretax trade name impairment charge of $121.1 million during the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value. This compares with a $66.4 million pretax trade name impairment charge taken in the third quarter of 2007 as a result of a valuation analysis performed on certain outboard boat company trade names.

During the nine months ended September 27, 2008, the Company has taken $133.9 million of trade name impairment charges, which includes the aforementioned $121.1 million and additional impairments related to the previous analyses of its Bluewater Marine boat business and its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008. This charge compares with the $66.4 million trade name impairment charge taken during the nine months ended September 29, 2007, related to the impairment of certain outboard boat trade names.

Restructuring, exit and other impairment charges. Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. During the third quarter of 2008, the Company recorded a charge of $39.1 million related to restructuring activities as compared with $4.7 million in the third quarter of 2007. During the first nine months of 2008, the Company recorded a charge of $128.4 million related to restructuring activities as compared with $13.4 million during the first nine months of 2007. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Investment sale gains. In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds after post-closing adjustments, $37.4 million net of cash paid for taxes and other costs. For the nine months ended September 27, 2008, the sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded as Investment sale gains in the Consolidated Statements of Operations.

In September 2008, Brunswick sold its investment in a foundry located in Mexico for $5.1 million gross cash proceeds. The sale resulted in a $2.1 million pretax gain and was recorded as Investment sale gains in the Consolidated Statements of Operations.

Tax Items. The comparison of net earnings per diluted share between 2008 and 2007 is affected by special tax items. During the three months and nine months ended September 27, 2008, the Company recognized special tax provisions of $15.7 million and $15.4 million, respectively, on operating losses. Typically, the Company would recognize a tax benefit on operating losses; however, due to the uncertainty of the realization of certain net deferred tax assets, $157.1 million and $155.1 million of special tax charges were recognized, respectively, primarily as a result of the establishment of a deferred tax asset valuation allowance of $155.0 million. During the three months and nine months ended September 29, 2007, the Company reduced its tax provision by $3.7 million and $5.6 million, respectively, primarily as a result of favorable tax reassessments and its election to apply the indefinite reversal criterion of APB 23 to the undistributed net earnings of certain foreign subsidiaries, as discussed in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements. These benefits were partially offset by expense related to changes in estimates of prior years’ tax return filings and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	September 27, 2008	September 29, 2007	$	%

Net sales	$1,038.8	$1,326.2	$(287.4)	(21.7)%
Gross margin (A)	$176.5	$262.7	$(86.2)	(32.8)%
Goodwill impairment charges	$374.0	$-	$374.0	NM
Trade name impairment charges	$121.1	$66.4	$54.7	82.4%
Restructuring, exit and other impairment charges	$39.1	$4.7	$34.4	NM
Operating earnings (loss)	$(566.3)	$(46.3)	$(520.0)	NM
Net earnings (loss) from continuing operations	$(591.4)	$(23.7)	$(567.7)	NM

Diluted earnings (loss) per share from continuing operations	$(6.70)	$(0.27)	$(6.43)	NM

Expressed as a percentage of Net sales:
Gross margin	17.0%	19.8%		(280)bpts
Selling, general and administrative expense	17.1%	15.6%		150 bpts
Research and development expense	3.0%	2.3%		70 bpts
Goodwill impairment charges	36.0%	-%		NM
Trade name impairment charges	11.7%	5.0%		670 bpts
Restructuring, exit and other impairment charges	3.7%	0.4%		330 bpts
Operating margin	(54.5)%	(3.5)%		NM
__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The decrease in net sales was primarily due to reduced marine industry demand compared with the third quarter of 2007 as a result of uncertainty in the global economy and the related recent contraction of liquidity in global credit markets. Although weakness in marine retail demand was previously isolated to the United States, the recent uncertainty in the global economy has had an adverse effect on world-wide retail demand. Although net sales in the third quarter of 2008 are down 22 percent from the third quarter of 2007, the Company has seen strong sales of commercial fitness equipment and bowling products and has experienced increases in revenue from recently opened Brunswick Zone XL centers.

The decrease in gross margin percentage in the third quarter of 2008 compared with the same period last year was primarily due to lower fixed-cost absorption and inefficiencies due to reduced production rates, as a result of the Company’s efforts to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand, and higher raw material and component costs. This decrease was partially offset by successful cost-reduction efforts.

Selling, general and administrative expense decreased by $29.5 million to $177.4 million in the third quarter of 2008. The decrease was primarily driven by successful cost reduction initiatives, but was partially offset by increased variable compensation expense and the effect of unfavorable foreign currency translation.

During the third quarter of 2008, the Company reviewed its goodwill and trade names and determined that $495.1 million of impairment charges were necessary. These charges compare with the $66.4 million impairment charge taken on select trade names during the third quarter of 2007. See Note 2 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

Also during the third quarter of 2008, the Company accelerated its previously announced restructuring activities. These restructuring activities led to the increase in restructuring, exit and other impairment charges. Specifically, the Company has announced the closing of its production facilities in Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington. A fourth plant, in Navassa, North Carolina, will be mothballed. The Arlington, Roseburg and Navassa shutdowns are expected to be completed by the end of 2008, with the Pipestone shutdown expected to be completed in the first quarter of 2009. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The decrease in operating earnings was mainly due to reduced sales volumes, goodwill and trade name impairments taken during the third quarter of 2008 and the unfavorable factors affecting gross margin and restructuring activities discussed above.

During the third quarter of 2008, Brunswick sold its investment in a foundry located in Mexico for $5.1 million gross cash proceeds, which resulted in a $2.1 million pretax gain.

Interest expense decreased $0.1 million in the third quarter of 2008 compared with the same period in 2007. Interest income increased $0.6 million in the third quarter of 2008 compared with the same period in 2007, primarily as a result of higher average cash balances during the third quarter of 2008.

The Company’s effective tax rate in the third quarter of 2008 was a 2.7 percent tax provision on operating losses, compared with a 49.4 percent tax benefit in the comparable period of 2007. The tax rate change was mostly due to $157.1 million of special tax provisions in the third quarter of 2008, primarily related to the establishment of a deferred tax asset valuation allowance.

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above with respect to operating earnings.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 88.3 million in the third quarter of 2008 from 89.0 million in the third quarter of 2007. The decrease in average shares outstanding was primarily due to the repurchase of 0.5 million shares since the third quarter of 2007 and the effect of a lower stock price in determining common share equivalents for options and SARs. See Note 15 – Share Repurchase Program in the Notes to Consolidated Financial Statements for additional information related to share repurchases.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the nine months ended:

			2008 vs. 2007
	Nine Months Ended		Increase/(Decrease)
(in millions, except per share data)	September 27, 2008	September 29, 2007	$	%

Net sales	$3,871.0	$4,235.2	$(364.2)	(8.6)%
Gross margin (A)	$749.5	$896.2	$(146.7)	(16.4)%
Goodwill impairment charges	$377.2	$-	$377.2	NM
Trade name impairment charges	$133.9	$66.4	$67.5	NM
Restructuring, exit and other impairment charges	$128.4	$13.4	$115.0	NM
Operating earnings (loss)	$(573.2)	$93.0	$(666.2)	NM
Net earnings (loss) from continuing operations	$(584.1)	$67.5	$(651.6)	NM

Diluted earnings (loss) per share from continuing operations	$(6.62)	$0.75	$(7.37)	NM

Expressed as a percentage of Net sales:
Gross margin	19.4%	21.2%		(180)bpts
Selling, general and administrative expense	15.1%	14.7%		40 bpts
Research and development expense	2.5%	2.4%		10 bpts
Goodwill impairment charges	9.8%	-%		980 bpts
Trade name impairment charges	3.5%	1.6%		190 bpts
Restructuring, exit and other impairment charges	3.3%	0.3%		300 bpts
Operating margin	(14.8)%	2.2%		NM
__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The decrease in net sales was primarily due to reduced U.S. marine industry demand compared with the first nine months of 2007. This decrease was partially offset by strong sales of commercial fitness equipment and bowling products, additional contributions from recently opened Brunswick Zone XL centers; growth in non-U.S. markets; and favorable translation effects.

The decrease in gross margin percentage in the first nine months of 2008 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

Selling, general and administrative expense decreased by $37.1 million to $586.1 million in the first nine months of 2008. The decrease was primarily driven by successful cost reduction initiatives, but was partially offset by the effect of unfavorable foreign currency translation and increased variable compensation expense.

During the first nine months of 2008, the Company incurred $511.1 million of impairment charges related to its goodwill and trade names. These charges compare with the $66.4 million impairment charge taken on select trade names during the comparable 2007 period. See Note 2 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

 During the first nine months of 2008, the Company announced additional restructuring activities including the closing of its bowling pin manufacturing facility in Antigo, Wisconsin; closing of its boat plant in Bucyrus, Ohio, in connection with the divestiture of its Baja boat business; ceasing of boat manufacturing at one of its facilities in Merritt Island, Florida; mothballing its Swansboro, North Carolina, boat plant; closing its production facility in Newberry, South Carolina; the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business; the closing of its production facilities in Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington; mothballing is Navassa, North Carolina, boat plant; and the reduction of its employee workforce across the Company. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The decrease in operating earnings in the first nine months of 2008 compared with the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

During the first nine months of 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds and in September 2008, Brunswick sold its investment in a foundry located in Mexico for $5.1 million gross cash proceeds. These sales resulted in $23.0 million of pretax gains.

Interest expense decreased by $4.1 million in the first nine months of 2008 compared with the same period in 2007, primarily due to the same factors as described in the quarterly discussion. Interest income decreased $0.2 million in the first nine months of 2008 compared with the same period in 2007, primarily as a result of a decline in interest rates on investments.

The Company’s effective tax rate in the first nine months of 2008 was a 2.7 percent tax provision on operating losses compared with an 18.3 percent tax provision in the comparable period of 2007 mostly due to $155.1 million of special tax provisions, primarily related to the establishment of a deferred tax asset valuation allowance. During the nine months ended September 29, 2007, the Company reduced its tax provision by $5.6 million, primarily as a result of favorable tax reassessments and its election to apply the indefinite reversal criterion of APB 23 to the undistributed net earnings of certain foreign subsidiaries, as discussed in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements. These benefits were partially offset by expense related to changes in estimates of prior years’ tax return filings and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above in operating earnings.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 88.3 million in the first nine months of 2008 from 90.7 million in the first nine months of 2007. The decrease in average shares outstanding was primarily due to the share repurchase program and the effect of a lower stock price in determining common share equivalents for options and SARs. See Note 15 – Share Repurchase Program in the Notes to Consolidated Financial Statements for additional information related to share repurchases.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	September 27, 2008	September 29, 2007	$	%

Net sales	$392.5	$613.9	$(221.4)	(36.1)%
Goodwill impairment charges	$361.3	$-	$361.3	NM
Trade name impairment charges	$115.7	$66.4	$49.3	74.2%
Restructuring, exit and other impairment charges	$15.8	$4.1	$11.7	NM
Operating earnings (loss)	$(537.4)	$(90.3)	$(447.1)	NM
Operating margin	NM	(14.7)%		NM
Capital expenditures	$11.2	$44.9	$(33.7)	(75.1)%
__________

NM = not meaningful

The decrease in Boat segment net sales was largely attributable to the effect of reduced marine retail demand in U.S. markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories. In addition to the weak retail demand in the United States, the recent contraction of liquidity in global credit markets has led to lower net sales outside the United States during the third quarter. Also during the third quarter of 2008, the Company temporarily furloughed nearly all of its fiberglass boat manufacturing facilities for approximately one month.

As a result of its SFAS 142 review of goodwill and trade names, Brunswick incurred goodwill and trade name charges within the Boat segment during the third quarter of 2008. See Note 2 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

The restructuring, exit and other impairment charges recognized during the third quarter of 2008 are related to various restructuring activities initiated in 2008. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Boat segment operating earnings decreased from 2007 primarily due to goodwill and trade name impairment charges, a decrease in sales volume and increased restructuring, exit and other impairment charges. Additionally, higher raw material costs, lower fixed-cost absorption and increased inventory repurchase obligation accruals resulting primarily from the bankruptcy of one of its larger dealers contributed to the decline in operating earnings. This decrease was partially offset by the savings from successful cost-reduction initiatives.

Capital expenditures in the third quarter of 2008 were largely attributable to tooling costs for the production of new models, while capital expenditures in the third quarter of 2007 were largely attributable to the acquisition of a boat manufacturing facility in Navassa, North Carolina, and tooling costs for the production of new models. Capital expenditures were lower during the third quarter of 2008 as a result of discretionary capital spending constraints.

The following table sets forth Boat segment results for the nine months ended:

			2008 vs. 2007
	Nine Months Ended		Increase/(Decrease)
(in millions)	September 27, 2008	September 29, 2007	$	%

Net sales	$1,718.2	$2,045.7	$(327.5)	(16.0)%
Goodwill impairment charges	$362.8	$-	$362.8	NM
Trade name impairment charges	$120.9	$66.4	$54.5	82.1%
Restructuring, exit and other impairment charges	$61.1	$9.9	$51.2	NM
Operating earnings (loss)	$(589.8)	$(51.5)	$(538.3)	NM
Operating margin	(34.3)%	(2.5)%		NM
Capital expenditures	$34.7	$76.3	$(41.6)	(54.5)%
__________

NM = not meaningful

The factors affecting Boat segment net sales for the year-to-date period were consistent with the factors described in the quarterly period above, except year-to-date international sales are higher in 2008 than in 2007 as the recent emergence of the global credit crisis did not impact sales outside the United States until the third quarter.

Goodwill and trade name impairment charges for the year-to-date period were primarily due to the SFAS 142 analysis performed during the third quarter of 2008. The remaining charges were the result of exiting certain businesses.

During the nine months ended September 27, 2008, Brunswick has continued its restructuring initiatives as described in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements. Certain significant actions taken at the Boat segment include the sale of certain assets of its Baja boat business and the cessation of production of Bluewater Marine group boats, as described below.

During the second quarter of 2008, the Company sold certain assets of its Baja boat business (Baja) to Fountain Powerboat Industries, Inc. (Fountain). The transaction was aimed at further refining the Company’s product portfolio and focusing its resources on brands and marine segments that are considered to be core to the Company’s future success. The Company ramped down production at its Bucyrus, Ohio, plant through the end of May. The Company estimates that asset write-downs, along with severance and other costs associated with the Baja plant closure, will total approximately $15 million in 2008. In addition to the $13.4 million charge taken during the first six months of 2008, Brunswick incurred an additional $0.6 million during the third quarter of 2008 related to the sale of Baja assets to Fountain. The majority of the $14.0 million charge consists of asset write-downs related to selected assets sold to Fountain and the residual assets expected to be sold to third parties.

During the second quarter of 2008, the Company ceased production of boats for its Bluewater Marine group, including the Sea Pro, Sea Boss, Palmetto and Laguna brands, which were manufactured at its Newberry, South Carolina, facility. As a result, the Company incurred a $20.8 million charge during the second quarter of 2008. In addition to the $20.8 million charge taken during the second quarter of 2008, Brunswick incurred an additional $1.8 million during the third quarter of 2008 related to the closure of the manufacturing facility. The majority of the $22.6 million charge consists of asset write-downs related to the disposition of selected assets. The Company estimates that total asset write-downs, along with severance and other costs associated with the closure of the Newberry, South Carolina, facility, will total approximately $25 million in 2008.

The factors affecting Boat segment operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	September 27, 2008	September 29, 2007	$	%

Net sales	$448.9	$566.7	$(117.8)	(20.8)%
Trade name impairment charges	$4.5	$-	$4.5	NM
Restructuring, exit and other impairment charges	$12.9	$0.6	$12.3	NM
Operating earnings (loss)	$(8.6)	$47.5	$(56.1)	NM
Operating margin	(1.9)%	8.4%		NM
Capital expenditures	$6.6	$13.8	$(7.2)	(52.2)%
__________

NM = not meaningful

Net sales recorded by the Marine Engine segment decreased compared with the third quarter of 2007 primarily due to the Company’s reduction in wholesale shipments in response to reduced marine retail demand in the United States. In addition to the weak retail demand in the United States, the recent contraction of liquidity in global credit markets has led to lower net sales outside the United States during the third quarter.

As a result of its SFAS 142 review of goodwill and trade names, Brunswick incurred trade name charges within the Engine segment during the third quarter of 2008. See Note 2 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

The restructuring, exit and other impairment charges recognized during the third quarter of 2008 are related to various restructuring activities initiated in 2008. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Marine Engine segment operating earnings decreased in the third quarter of 2008 as a result of lower sales volumes; restructuring, exit and other impairment charges associated with the Company’s initiatives to reduce costs across all business units and increases in raw material costs and other inflationary pressures. This decrease was partially offset by the savings from successful cost-reduction initiatives and increases in engine prices.

Capital expenditures in the third quarter of 2008 and 2007 were primarily related to the continued investments in new products, but were lower during 2008 as a result of discretionary capital spending constraints.

The following table sets forth Marine Engine segment results for the nine months ended:

			2008 vs. 2007
	Nine Months Ended		Increase/(Decrease)
(in millions)	September 27, 2008	September 29, 2007	$	%

Net sales	$1,658.4	$1,808.9	$(150.5)	(8.3)%
Trade name impairment charges	$4.5	$-	$4.5	NM
Restructuring, exit and other impairment charges	$31.4	$3.4	$28.0	NM
Operating earnings	$76.7	$162.5	$(85.8)	(52.8)%
Operating margin	4.6%	9.0%		(440) bpts
Capital expenditures	$19.3	$39.1	$(19.8)	(50.6)%
__________

bpts = basis points
NM = not meaningful

The factors affecting Marine Engine segment net sales for the year-to-date period were consistent with the factors described in the quarterly period above, except year-to-date international sales were higher in 2008 than in 2007, which was partially attributable to the favorable effect of foreign currency translation, as the recent emergence of the global credit crisis did not impact sales outside the United States until the third quarter.

Trade name impairment charges for the year-to-date period were the result of the SFAS 142 analysis performed during the third quarter of 2008.

The restructuring, exit and other impairment charges recognized during the first nine months of 2008 are related to various restructuring activities initiated in 2008. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Marine Engine segment operating earnings decreased during the first nine months of 2008 as a result of lower sales volumes; restructuring, exit and other impairment charges associated with the Company’s initiatives to reduce costs across all business units; increases in raw material costs and other inflationary pressures; an increased concentration of sales in lower-margin products; and increased freight costs in excess of billings. This decrease was partially offset by the savings from successful cost-reduction initiatives; increases in engine prices; the favorable effect of foreign currency translation; and lower variable compensation expense.

The factors affecting Marine Engine capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	September 27, 2008	September 29, 2007	$	%

Net sales	$161.6	$150.2	$11.4	7.6%
Restructuring, exit and other impairment charges	$0.8	$–	$0.8	NM
Operating earnings	$10.3	$11.8	$(1.5)	(12.7)%
Operating margin	6.4%	7.9%		(150)bpts
Capital expenditures	$1.2	$3.5	$(2.3)	(65.7)%
__________

bpts = basis points
NM = not meaningful

The increase in Fitness segment net sales was largely attributable to volume growth in worldwide commercial equipment sales. Additionally, favorable foreign currency translation resulting from the weaker dollar led to higher sales. These increases were partially offset by a decline in consumer equipment sales in the United States, as individuals continue to defer purchasing discretionary items.

The restructuring, exit and other impairment charges recognized during the third quarter of 2008 are related to various restructuring activities initiated in 2008. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The Fitness segment operating earnings were adversely affected by lower sales of consumer equipment; increases in raw material and fuel costs; and the implementation of various restructuring activities within the segment. Operating earnings, however, benefited from sales volume growth in worldwide commercial equipment.

Capital expenditures in the third quarter of 2008 and 2007 were primarily related to tooling for new products, but were lower during 2008 as a result of the substantial completion of the Elevation series cardiovascular equipment.

The following table sets forth Fitness segment results for the nine months ended:

			2008 vs. 2007
	Nine Months Ended		Increase/(Decrease)
(in millions)	September 27, 2008	September 29, 2007	$	%

Net sales	$467.7	$439.2	$28.5	6.5%
Restructuring, exit and other impairment charges	$2.1	$–	$2.1	NM
Operating earnings	$26.6	$27.3	$(0.7)	(2.6)%
Operating margin	5.7%	6.2%		(50)bpts
Capital expenditures	$3.6	$8.0	$(4.4)	(55.0)%
__________

bpts = basis points
NM = not meaningful

The factors affecting Fitness segment net sales, restructuring, exit and other impairment charges, operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions)	September 27, 2008	September 29, 2007	$	%

Net sales	$111.1	$114.6	$(3.5)	(3.1)%
Goodwill impairment charges	$12.7	$–	$12.7	NM
Trade name impairment charges	$0.9	$–	$0.9	NM
Restructuring, exit and other impairment charges	$1.8	$–	$1.8	NM
Operating earnings (loss)	$(10.4)	$(0.2)	$(10.2)	NM
Operating margin	(9.4)%	(0.2)%		(920)bpts
Capital expenditures	$8.6	$11.2	$(2.6)	(23.2)%
__________

bpts = basis points
NM = not meaningful

Bowling & Billiards segment net sales were down from prior year levels primarily as a result of a decline in sales volume of consumer and commercial billiards tables and lower bowling retail sales, in part due to fewer centers in operation during the third quarter of 2008 as compared with the third quarter of 2007. The decline in net sales was partially offset by higher sales associated with new Brunswick Zone XL centers opened during 2007 and 2008 and stronger capital equipment sales.

As a result of its SFAS 142 review of goodwill and trade names, Brunswick incurred goodwill and trade name charges within the Bowling & Billiards segment during the third quarter of 2008. See Note 2 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

The restructuring, exit and other impairment charges recognized during the third quarter of 2008 are related to various restructuring activities initiated in 2008. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The decrease in current quarter operating earnings was attributable to goodwill and trade name impairment charges and other restructuring, exit and other impairment charges and the impact of lower sales of consumer and commercial billiards tables. This decrease was partially offset by the impact of increased capital equipment sales, improved efficiency at the Reynosa, Mexico, bowling ball manufacturing facility and increased earnings from recently opened Brunswick Zone XL centers.

Decreased capital expenditures in the third quarter of 2008 were driven by reduced spending for Brunswick Zone XL centers, as the Company had more centers under construction during the third quarter of 2007 compared with the third quarter of 2008.

The following table sets forth Bowling & Billiards segment results for the nine months ended:

				2008 vs. 2007
	Nine Months Ended			Increase/(Decrease)
(in millions)	September 27, 2008		September 29, 2007	$	%

Net sales	$335.1		$323.6	$11.5	3.6%
Goodwill impairment charges	$14.4		$–	$14.4	NM
Trade name impairment charges	$8.5		$–	$8.5	NM
Restructuring, exit and other impairment charges	$17.9		$–	$17.9	NM
Operating earnings (loss)	$(29.3)		$5.4	$(34.7)	NM
Operating margin	(8.7	) %	1.7%		NM
Capital expenditures	$21.6		$30.7	$(9.1)	(29.6)%
__________

NM = not meaningful

Bowling & Billiards segment net sales were up from prior year levels primarily as a result of sales associated with Brunswick Zone XL centers opened during 2007 and 2008 and stronger capital equipment sales. Partially offsetting this increase was a decline in sales volume of consumer and commercial billiards tables.

Goodwill and trade name impairment charges for the year-to-date period were primarily due to the SFAS 142 analysis performed during the third quarter of 2008. The remaining charges were the result of exiting its Valley-Dynamo coin-operated commercial billiards business.

During the nine months ended September 27, 2008, Brunswick has continued its restructuring initiatives as described in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements. One significant action taken at the Bowling & Billiards segment is the analysis of its Valley-Dynamo coin-operated commercial billiards business and the related determination to close that business as described below.

During the third quarter of 2008, the Company finalized its evaluation of the potential sale of its Valley-Dynamo coin-operated commercial billiards business and determined that, as a sale was unlikely, it would close the business altogether. The Company plans to concentrate its efforts on more profitable lines of business such as its Brunswick branded billiards tables, furniture, and accessories and its consumer Dynamo, Tornado and Valley pool tables, Air Hockey and foosball tables. In addition to the $17.8 million charge for Valley-Dynamo coin-operated commercial billiards business asset write-downs taken during the second quarter of 2008, Bowling & Billiards incurred an additional $0.4 million of other expenses related to the Valley-Dynamo coin-operated commercial billiards business closure during the third quarter of 2008. The Company estimates that total asset write-downs, along with severance and other costs associated with this closure, could total between $20 million and $25 million.

The factors affecting Bowling & Billiards segment operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Cash Flow, Liquidity and Capital Resources

The Company expanded its presentation of the Condensed Consolidated Statement of Cash Flows to include net earnings and net earnings from discontinued operations. Accordingly, the Company revised the September 29, 2007, Condensed Consolidated Statement of Cash Flow. Net cash flows from operating, investing and financing activities have not changed.

The following table sets forth an analysis of free cash flow for the nine months ended:

	Nine Months Ended
(in millions)	September 27, 2008	September 29, 2007

Net cash provided by operating activities of continuing operations	$20.2	$239.9
Net cash provided by (used for):
Capital expenditures	(84.8)	(156.3)
Proceeds from investment sales	45.5	–
Proceeds from the sale of property, plant and equipment	9.6	5.3
Other, net	0.2	12.1

Free cash flow from continuing operations *	$(9.3)	$101.0
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

Brunswick’s major sources of funds for interim working capital requirements, investments, acquisitions, dividend payments and share repurchases are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first nine months of 2008, net cash provided by operating activities of continuing operations totaled $20.2 million, compared with $239.9 million in the same period of 2007.

 Changes in working capital, defined as non-cash current assets less current liabilities, increased by $95.1 million in the first nine months of 2008, as a reduction in sales, production and capital spending resulted in a decrease in accounts payable and accrued expenses. Inventories decreased slightly as a result of production declines, which are expected to favorably affect inventory levels in future periods. In the first nine months of 2007, working capital increased by $50 million, as increases in inventory, resulting from the slowdown in marine shipments, was partially offset by an increase in accrued expenses.

Cash flows from investing activities included capital expenditures of $84.8 million in the first nine months of 2008, which decreased from $156.3 million in the first nine months of 2007. Significant capital expenditures in the nine months of 2008 included tooling expenditures for new models and product innovations in the Boat segment and capital spending for new Brunswick Zone XL centers and the purchase of a bowling center. Significant capital expenditures in the first nine months of 2007 included the purchase of a new boat manufacturing facility in Navassa, North Carolina, tooling expenditures for new models and product innovations in the Boat and Fitness segments, higher capital spending for new Brunswick Zone XL and existing bowling centers, as well as costs to expand die cast operations in the Marine Engine segment.

Brunswick did not complete any acquisitions during the first nine months of 2008 or 2007. The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC) resulted in $21.1 million and $15.9 million of cash inflows during the first nine months of 2008 and 2007, respectively, in accordance with the equity provisions of the joint venture.

In March 2008, the Company sold its investment in a bowling joint venture in Japan for $40.4 million gross cash proceeds after post-closing adjustments, $37.4 million net of cash paid for taxes and other costs. The Company intends to use the cash proceeds for general corporate purposes. See Note 9 – Investments, to the Consolidated Financial Statements for details on the sale of this investment, and Note 8 in the 2007 Form 10-K for further details on the Company’s other investments.

In September 2008, Brunswick sold its investment in a foundry located in Mexico for $5.1 million gross cash proceeds. The sale resulted in a $2.1 million pretax gain and was recorded as Investment sale gains in the Consolidated Statements of Operations.

Cash flows from financing activities of continuing operations resulted in cash used of $0.3 million during first nine months of 2008, compared with $105.4 million use of cash in the same period in 2007. This change was largely attributable to the Company’s share repurchase program, under which the Company repurchased no shares during the first nine months of 2008, compared with repurchases of 3.6 million shares for $115.5 million in the first nine months of 2007. See Note 15 – Share Repurchase Program in the Notes to Consolidated Financial Statements for further details. The Company received no proceeds from stock options exercised in the first nine months of 2008, compared with $10.8 million received from stock options exercised during the same period in 2007.

Cash and cash equivalents totaled $342.9 million as of September 27, 2008, an increase of $11.5 million from $331.4 million at December 31, 2007. Total debt as of September 27, 2008, and December 31, 2007, was $726.7 million and $728.2 million, respectively. Brunswick’s debt-to-capitalization ratio, calculated as the Company’s total debt divided by the sum of the Company’s total debt and shareholders’ equity, increased to 35.6 percent as of September 27, 2008, from 27.8 percent as of December 31, 2007. The increase in debt-capitalization ratio was primarily due to lower earnings resulting primarily from the impairment charges recorded under SFAS 142, as described in Note 2 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements.

 From time-to-time, the Company has utilized short-term borrowings to fund interim working capital requirements, particularly during the first half of the calendar year. In the event that short-term borrowings are required, the Company maintains a $500 million long-term revolving credit facility with a group of banks. This facility serves as the Company’s primary source of financing to fund interim cash requirements and has served as support for commercial paper borrowings. The $500 million facility is in place through 2012, with $42 million of the bank commitments expiring in 2011. There are currently $88.5 million of letters of credit issued against the $150 million allowed under the facility. The undrawn portion of the facility was $411.5 million as of September 27, 2008. The Company’s ability to borrow against the facility is subject to covenants, including a leverage test, which allows for debt of up to 3 times EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization, as defined in the revolving credit agreement, adjusted for non-cash charges). This ratio increases to 3.25 times EBITDA in the first and second quarters of 2009. Additional covenants include the maintenance of minimum cash and cash equivalents balances of $250 million (reduced to $200 million after the fourth quarter of 2009) and minimum trailing 12-month EBITDA of $200 million. All financial covenant measurements are performed as of quarter-end. The Company was in compliance with its loan covenants as of September 27, 2008. Recent trends in global marine demand, along with the expected impact on the Company’s future sales and profitability, have increased the risk that the Company will not be in compliance with these covenants, possibly at the end of the fourth quarter of 2008.

Additionally, further and continued weakness in the marine marketplace can jeopardize the financial stability of the Company’s dealers. Specifically, dealer inventory levels may be higher than desired, inventory may be aging beyond preferred levels and dealers may experience reduced cash flow. These factors may impair a dealer’s ability to meet payment obligations to Brunswick or its third-party financing sources. If a dealer is unable to meet its obligations to third-party financing sources, Brunswick may be required to repurchase a portion of its own products from these third-party financing sources, as discussed in Note 7 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

The Company’s long-term credit ratings were lowered subsequent to the end of the third quarter, with Standard and Poor’s Rating Services assigning a non-investment grade rating of BB- and Moody’s Investors Service assigning a non-investment grade rating of Ba3. At current ratings levels, the Company no longer has access to commercial paper markets as a short-term borrowing source. While there can be no assurances in light of the current economic environment, management believes that available cash balances, along with free cash flow, are expected to be adequate to fund the Company’s near-term operating cash requirements. Management believes that, in spite of recent credit rating downgrades, the Company will continue to have access to adequate sources of liquidity and financing to meet the Company’s short-term and long-term needs. The Company is currently having discussions with its lenders and plans on further amending the revolving credit facility to provide for access to this facility in the future, particularly during the first half of 2009 when seasonal working capital requirements may necessitate incremental borrowings under this facility. This amendment is expected to be completed in the fourth quarter; however, there can be no assurances that this amendment will be effected. The Company expects that this facility will need to be changed to a secured facility as a result of the Company's lower credit ratings and current global credit environment, and will likely require an amendement to the Company's joint venture agreement with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

The Company did not make contributions to its qualified pension plans in the first nine months of 2008 or 2007, as the funded status of those plans exceeded Employee Retirement Income Security Act (ERISA) requirements. The Company will evaluate additional contributions to its defined benefit plans in 2008 based on market conditions and Company discretion, among other items. The Company contributed $1.7 million to fund benefit payments in its nonqualified plans in the first nine months of both 2008 and 2007, and expects to contribute an additional $0.9 million to the nonqualified plans in 2008, compared with $0.9 million that was funded in the fourth quarter of 2007. The declines in capital markets during 2008 have adversely affected the value of investments used to fund the Company's qualified defined benefit pension plans. If these declines continue through the remainder of the year, the Company would expect that expense and funding requirements related to these plans will increase in 2009. See Note 14 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 15 to the consolidated financial statements in the 2007 Form 10-K for more details.

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

There were no material changes in the Company’s critical accounting policies since the filing of its 2007 Form 10-K.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt the SFAS 159 fair value option.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 141(R) may have on the financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 may have on the financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 161 may have on the financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (Quarterly Report) are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of (i) the amount of disposable income available to consumers for discretionary purchases, and (ii) the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment, products and services; the ability to successfully complete restructuring efforts within the timeframe and cost anticipated; the ability to successfully complete the disposition of non-core assets; the ability to amend or maintain credit facilities on terms favorable to the Company; the effect of higher product prices due to technology changes and added product features and components on consumer demand; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the effect of interest rates and fuel prices on demand for marine products; the ability to successfully manage pipeline inventories; the financial strength of dealers, distributors and independent boat builders; the ability to maintain mutually beneficial relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and to develop alternative distribution channels without disrupting incumbent distribution partners; the ability to maintain market share, particularly in high-margin products; the success of new product introductions; the ability to maintain product quality and service standards expected by customers; competitive pricing pressures; the ability to develop cost-effective product technologies that comply with regulatory requirements; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to successfully develop and distribute products differentiated for the global marketplace; shifts in currency exchange rates; adverse foreign economic conditions; the success of global sourcing and supply chain initiatives; the ability to obtain components and raw materials from suppliers; increased competition from Asian competitors; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; and the effect of weather conditions on demand for marine products and retail bowling center revenues. Additional factors are included in the company's Annual Report on Form 10-K for 2007 and elsewhere in this report.

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

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months and nine months ended September 27, 2008, except as follows:

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

Item 1A. Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock.

General economic conditions, particularly in the United States and Europe, affect the Company’s results.

Demand for Brunswick’s products is affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects the Company’s financial performance, especially in its marine and billiards businesses. The Company’s marine businesses are cyclical in nature, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and discretionary income levels.

For example, retail unit sales of powerboats in the United States have been declining since 2005, with the rate of decline accelerating in 2008 due to the continued reduction in marine industry demand as a result of a weak United States economy, soft housing markets in key United States boating states, and higher prices for food and fuel, among other products, that ultimately reduce the funds available for discretionary purchases. On an industry level, retail unit sales were down significantly during the nine months ended September 27, 2008, compared with the already low retail unit sales during the nine months ended September 29, 2007.

Any continued deterioration in general economic conditions that further diminishes consumer confidence or discretionary income can reduce Brunswick’s sales further and adversely affect the Company’s financial results, including the potential for future impairments. The impact of weakening consumer credit markets; continued reduction in marine industry demand; corporate restructurings; layoffs; declines in the value of investments and residential real estate, especially in large boating markets such as Florida and California; higher fuel prices and increases in federal and state taxation all can negatively affect our results.

The Company’s restructuring initiatives, implemented as a result of the prolonged downturn in the U.S. marine market, could result in additional costs or be unsuccessful.

The Company announced a plan in June 2008 to expand on its previous restructuring initiatives as a result of the prolonged downturn in the U.S. marine market. These initiatives have resulted in severance and plant closure costs, asset write-downs and impairment charges related to the restructuring plan and certain costs related to restructuring actions previously initiated during the second quarter of 2008. During the third quarter of 2008, the Company accelerated its restructuring initiatives in light of continued deterioration in general economic conditions. The Company will incur additional restructuring, exit and impairment charges in the last quarter of 2008 and in 2009 as a result of the plan announced in June 2008. The Company cannot assure that the restructuring plan will be successful, or that further restructuring efforts will not be required resulting in additional costs, write-downs or charges. If additional actions are required, Brunswick’s earnings could decrease.

Establishing a smaller manufacturing footprint is critical to the Company’s operating and financial results.

A significant component in the Company’s cost-reduction efforts is establishing a smaller manufacturing footprint by consolidating boat production into fewer plants. Moving production to a new plant involves risks, including the inability to start up production within the cost and time estimated, supply product to dealers when expected, and attract a sufficient number of skilled workers to handle the additional production. The inability to successfully implement the manufacturing footprint initiatives could adversely affect Brunswick’s operating and financial results.

A variety of trends could negatively affect the Company’s liquidity position, which in turn could have a material adverse effect on Brunswick’s business.

The ability to meet the Company’s capital requirements will depend on the continued successful execution of the restructuring initiatives and reduction in manufacturing footprint to return Brunswick’s marine operations to profitability and positive cash flow. Brunswick is subject to numerous risks and uncertainties that could negatively affect its cash flow and liquidity position in the future. These include, among other things, the ability to amend or maintain credit facilities on terms favorable to the Company, the continued reduction in marine industry demand or the ability of the Company’s customers to pay amounts owed to Brunswick on a timely basis as a result of a weak global economy, soft housing markets in key United States boating states, and higher prices for food and fuel, among other products, that ultimately reduce the funds available for discretionary purchases. The continuation of, or adverse change with respect to, one or more of these trends could weaken the Company’s liquidity position and materially adversely affect net revenues available for the Company’s anticipated cash needs.

The Company’s credit ratings are an assessment by rating agencies of the Company’s ability to pay our debts when due. Subsequent to September 27, 2008, Brunswick’s long-term credit ratings were lowered by Standard and Poor’s Rating Services to a non-investment grade rating of BB- and by Moody’s Investors Service to a non-investment grade rating of Ba3. At current ratings levels, the Company no longer has access to commercial paper markets as a short-term borrowing source. Further downgrades of the Company’s current credit ratings, or failure to restore the Company’s credit ratings to higher levels, as well as the current weakness of the credit markets and the general economic downturn, could have a significant negative effect on the Company’s ability to borrow funds to meet the Company’s anticipated cash needs or limit Brunswick’s ability to make important capital expenditures.

Brunswick relies on third party suppliers for the supply of the raw materials, parts and components necessary to assemble Brunswick’s products. Brunswick’s financial results may be adversely affected by an increase in cost, disruption of supply or shortage of or defect in raw materials, parts or product components.

 Outside suppliers and contract manufacturers provide raw materials used in Brunswick’s manufacturing processes including oil, aluminum, steel and resins, as well as product parts and components, such as boat windshields. The prices for these raw materials, parts and components fluctuate depending on market conditions. Substantial increases in the prices for the Company’s raw materials, parts and components could increase the Company’s operating costs, and could reduce Brunswick’s profitability if the Company cannot recoup the increased costs through increased product prices. In addition, some components the Company uses in our manufacturing processes are available from a sole or limited number of suppliers.  Financial difficulties or solvency problems at these or other suppliers could materially adversely affect their ability to supply Brunswick with the parts and components the Company needs, which could disrupt Brunswick’s operations. It may be difficult to find a replacement supplier for a limited or sole source raw material, part or component without significant delay or on commercially reasonable terms. In addition, an uncorrected defect or supplier’s variation in a raw material, part or component, either unknown to the Company or incompatible with Brunswick’s manufacturing process, could harm Brunswick’s ability to manufacture products. An increase in the cost, defect or a sustained interruption in the supply or shortage of some of these raw materials, parts or products that may be caused by financial pressures on suppliers due to the weakening economy, a deterioration of Brunswick’s relationships with suppliers or by events such as natural disasters, power outages or labor strikes could disrupt Brunswick’s operations and negatively impact Brunswick’s net revenues and profits.

Brunswick’s pension funding requirements and expenses are affected by certain factors outside the Company’s control, including the performance of plan assets, the discount rate used to value liabilities, actuarial data and experience, and legal and regulatory changes.

Brunswick’s funding obligations for its four qualified pension plans depend upon the future performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial data and experience and legal and regulatory changes. In addition, the majority of the Company’s pension plan assets are invested in equity securities. If the market values of these securities decline, Brunswick’s pension expenses could increase significantly, in addition, Brunswick could be legally required to make increased contributions to the pension plans, and these contributions could be material.

Higher energy costs can adversely affect Brunswick’s results, especially in the marine and retail bowling center businesses.

Higher energy costs result in increases in operating expenses at Brunswick’s manufacturing facilities and in the cost of shipping products to customers. In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of Brunswick’s marine products. Also, higher fuel prices may have an adverse effect on both demand for marine retail products as they increase the cost of boat ownership and on retail bowling sales as customers may choose to reduce fuel purchases for leisure or discretionary trips. Finally, because heating, air conditioning and electricity comprise a significant part of the cost of operating a bowling center, any increase in the price of energy could adversely affect the operating margins of Brunswick’s bowling centers.

Tighter credit markets can reduce demand, especially for marine products.

Customers often finance purchases of our marine products, particularly boats. Rising interest rates can have an adverse effect on dealers’ and consumers’ ability to finance boat purchases, which can adversely affect Brunswick’s ability to sell boats and engines and the profitability of Brunswick’s financing activities, including Brunswick Acceptance Company, our joint venture with GE Capital Corporation that provides secured wholesale inventory floor-plan financing to our boat and engine dealers. Further, tighter credit markets may restrict funds available for retail financing for marine products or require higher credit scores from boat buyers.

The Company’s profitability may suffer as a result of competitive pricing pressures.

The introduction of lower-priced alternative products by other companies can hurt the Company’s competitive position in all of its businesses. The Company is constantly subject to competitive pressures, particularly in the outboard engine market, in which Asian manufacturers often have pursued a strategy of aggressive pricing. Such pricing pressure can limit the Company’s ability to increase prices for our products in response to raw material and other cost increases.

The Company’s growth depends on the successful introduction of new product offerings.

Brunswick’s ability to grow may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, the timing of market entry and pricing of new products are critical.

The Company’s financial results may be adversely affected if the Company is unable to maintain effective distribution.

Because Brunswick sells the majority of its products through third parties such as dealers and distributors, the financial health of the Company’s marine distribution network is critical to our success. Weak demand for marine products may adversely affect the financial performance of the Company’s dealers. Specifically, dealer inventory levels may be higher than desired, inventory may be aging beyond preferred levels and dealers may experience reduced cash flow. These factors may impair a dealer’s ability to purchase Brunswick products and meet payment obligations to Brunswick or the dealer’s other third-party financing sources. If dealer inventory levels are higher than desired, dealers may postpone additional product purchases from Brunswick until the current inventory is sold, which may negatively affect the Company’s revenues. If a dealer is unable to meet its obligations to third-party financing sources, Brunswick may be required to repurchase a portion of Brunswick products from these third-party financing sources. In addition, Brunswick may not be able to obtain alternate distribution in the relevant market.

A substantial portion of Brunswick’s marine engine sales are made to boat manufacturers not affiliated with the Company. Accordingly, the results of Brunswick’s marine engine segment can be influenced by the financial health of these independent boat builders, which depends on their access to capital, ability to develop new products and ability to compete effectively in the marketplace. Brunswick’s independent boat builder customers also can react negatively to competition from Brunswick’s own boat brands, which can lead them to purchase marine engines and marine engine supplies from competing marine engine manufacturers.

Inventory adjustments by major dealers, retailers and independent boat builders adversely affect the Company’s financial results.

If the Company’s boat and engine dealers and distributors, as well as independent boat builders who purchase Brunswick marine engine products, adjust their inventories downward in response to weakness in retail demand, wholesale demand for Brunswick products diminishes. In turn, Brunswick must reduce production, which results in lower rates of absorption of fixed costs in the Company’s manufacturing facilities and thus lower margins. Inventory reduction by dealers and customers can hurt the Company’s short-term sales and results of operations and limit the Company’s ability to meet increased demand when economic conditions improve.

Licensing requirements and limited access to water can inhibit the Company’s ability to grow our marine businesses.

Environmental restrictions, permitting and zoning requirements and the increasing cost of, and competition for, waterfront property can limit access to water for boating, as well as marina and storage space. Brunswick’s boat and marine engine segments can be adversely affected in areas that do not have sufficient marina and storage capacity to satisfy demand. Certain jurisdictions both inside and outside the United States require a license to operate a recreational boat, which can deter potential customers.

Compliance with environmental regulations for marine engines will increase costs and may reduce demand for Brunswick products.

The State of California adopted regulations requiring catalytic converters on sterndrive and inboard engines, which the Company expects will be expanded to all states by 2010. Other environmental regulatory bodies may impose higher emissions standards in the future for engines. Compliance with these standards could increase the cost of Brunswick engines, which could in turn reduce consumer demand for Brunswick’s marine products. As a result, any increase in the cost of marine engines or unforeseen delays in compliance with environmental regulations affecting these products could have an adverse effect on the Company’s results of operations.

Changes in currency exchange rates can adversely affect the Company’s growth rate.

Because the Company derives a portion of its revenues from outside the United States (36% in 2007), the Company’s ability to realize projected growth rates can be adversely affected when the U.S. dollar strengthens against other currencies. Brunswick manufactures its products primarily in the United States, and the costs of its products are generally denominated in U.S. dollars, although the manufacture and sourcing of products and materials outside the United States is increasing. A strong U.S. dollar can make Brunswick products less price-competitive relative to local products outside the United States.

The Company competes with a variety of other activities for consumers’ scarce leisure time.

The vast majority of Brunswick’s products are used for recreational purposes, and demand for the Company’s products can be adversely affected by competition from other activities that occupy consumers’ leisure time, including other forms of recreation as well as religious, cultural and community activities. A decrease in leisure time can reduce consumers’ willingness to purchase and enjoy Brunswick’s products.

Adverse weather conditions can have a negative effect on marine and retail bowling center revenues.

Weather conditions can have a significant effect on the Company’s operating and financial results, especially in the marine and bowling retail businesses. Sales of Brunswick’s marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand. Hurricanes and other storms can result in the disruption of our distribution channel, as occurred in 2004, 2005 and 2008 on the Atlantic and Gulf coasts of the United States. Since many of Brunswick’s boat products are used on lakes and reservoirs, the viability of these for boating is important to Brunswick’s boat segment. In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect patronage of Brunswick’s bowling centers and, therefore, revenues in the bowling retail business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of September 27, 2008, the Company’s remaining share repurchase authorization for the program was $240.4 million. The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares. There were no share repurchases during the three and nine months ended September 27, 2008.

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

BRUNSWICK CORPORATOIN

November 3, 2008	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Corporate Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.