Form 10-Q/A
period 2008-09-27
BRUNSWICK CORP
filed 2009-01-20
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q/A
Amendment No. 1

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

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
September 27, 2008

TABLE OF CONTENTS

EXPLANATORY NOTE

On December 17, 2008, management of Brunswick Corporation (Brunswick or the Company), with the concurrence of the Audit Committee of the Company’s Board of Directors, concluded that the consolidated financial statements as of and for the three and nine months ended September 27, 2008, presented in Brunswick’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2008 (Third Quarter Form 10-Q), filed on November 3, 2008, incorrectly determined the valuation allowance against deferred tax assets. As a result, the Company determined that the Third Quarter Form 10-Q should not be relied upon and is being restated, as discussed below.

The Company is filing this Amendment No. 1 (the Amendment or Form 10-Q/A) to amend Items 1, 2, and 4 of Part I and Item 6 of Part II of the Company’s Third Quarter Form 10-Q to correct the deferred tax asset valuation error that was discovered by the Company while performing its valuation allowance assessment procedures in the fourth quarter of 2008.

A detailed description of the restatement is presented within Note 1 - Significant Accounting Policies, which shows the effect of the restatement on Deferred income taxes, Retained earnings, Income tax (benefit) provision and Net earnings (loss) from continuing operations. The effect of the restatement is specifically reflected within the consolidated financial statements and the following notes within the consolidated financial statements: Note 6 - Earnings per Common Share; Note 10 - Comprehensive Income (Loss); and Note 13 - Income Taxes. The correction of the error, which is a non-cash charge, has the effect of increasing net loss by $137.7 million for both the three and nine months ended September 27, 2008.

In addition, this Third Quarter Form 10-Q/A reflects the revision of management’s discussion and analysis of financial condition and results of operations in Item 2 of Part I; the revision of disclosures regarding controls and procedures in Item 4 of Part I; and new certifications filed as exhibits in Item 6 of Part II. This Third Quarter Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Third Quarter Form 10-Q except in connection with the foregoing. Accordingly, this Third Quarter Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission (SEC).

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements, as restated

BRUNSWICK CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	Restated		Restated
(in millions, except per share data)	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007

Net sales	$1,038.8	$1,326.2	$3,871.0	$4,235.2
Cost of sales	862.3	1,063.5	3,121.5	3,339.0
Selling, general and administrative expense	177.4	206.9	586.1	623.2
Research and development expense	31.2	31.0	97.1	100.2
Goodwill impairment charges	374.0	-	377.2	-
Trade name impairment charges	121.1	66.4	133.9	66.4
Restructuring, exit and other impairment charges	39.1	4.7	128.4	13.4
Operating earnings (loss)	(566.3)	(46.3)	(573.2)	93.0
Equity earnings (loss)	(1.0)	3.0	10.1	16.4
Investment sale gains	2.1	-	23.0	-
Other income (expense), net	(0.3)	7.5	1.6	7.3
Earnings (loss) before interest and income taxes	(565.5)	(35.8)	(538.5)	116.7
Interest expense	(12.7)	(12.8)	(35.6)	(39.7)
Interest income	2.5	1.9	5.4	5.6
Earnings (loss) before income taxes	(575.7)	(46.7)	(568.7)	82.6
Income tax (benefit) provision	153.4	(23.0)	153.1	15.1
Net earnings (loss) from continuing operations	(729.1)	(23.7)	(721.8)	67.5

Discontinued operations:
Earnings from discontinued operations, net of tax	-	4.6	-	8.6
Gain on disposal of discontinued operations, net of tax	-	21.0	-	28.7
Net earnings from discontinued operations	-	25.6	-	37.3

Net earnings (loss)	$(729.1)	$1.9	$(721.8)	$104.8

Earnings per common share:
Basic
Net earnings (loss) from continuing operations	$(8.26)	$(0.27)	$(8.18)	$0.75
Earnings from discontinued operations, net of tax	-	0.05	-	0.09
Gain on disposal of discontinued operations, net of tax	-	0.24	-	0.32

Net earnings (loss)	$(8.26)	$0.02	$(8.18)	$1.16

Diluted
Net earnings (loss) from continuing operations	$(8.26)	$(0.27)	$(8.18)	$0.75
Earnings from discontinued operations, net of tax	-	0.05	-	0.09
Gain on disposal of discontinued operations, net of tax	-	0.24	-	0.32

Net earnings (loss)	$(8.26)	$0.02	$(8.18)	$1.16

Weighted average shares used for computation of:
Basic earnings per share	88.3	89.0	88.3	90.3
Diluted earnings per share	88.3	89.0	88.3	90.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	Restated
	September 27,	December 31,	September 29,
(in millions)	2008	2007	2007
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$342.9	$331.4	$327.8
Accounts and notes receivable, less allowances of $37.9, $31.2 and $36.8	518.3	572.4	510.9
Inventories
Finished goods	475.9	446.7	510.7
Work-in-process	291.1	323.4	348.0
Raw materials	131.1	136.6	148.4
Net inventories	898.1	906.7	1,007.1
Deferred income taxes	39.2	249.9	250.3
Prepaid expenses and other	75.2	53.9	75.6
Current assets	1,873.7	2,114.3	2,171.7

Property
Land	108.7	103.5	101.4
Buildings and improvements	698.1	697.4	678.9
Equipment	1,193.5	1,205.7	1,212.9
Total land, buildings and improvements and equipment	2,000.3	2,006.6	1,993.2
Accumulated depreciation	(1,170.9)	(1,117.8)	(1,097.2)
Net land, buildings and improvements and equipment	829.4	888.8	896.0
Unamortized product tooling costs	140.9	164.0	153.5
Net property	970.3	1,052.8	1,049.5

Other assets
Goodwill	294.8	678.9	679.2
Other intangibles, net	89.9	245.6	249.7
Investments	81.6	132.1	139.5
Deferred income taxes	14.8	-	-
Other long-term assets	140.8	141.9	181.9
Other assets	621.9	1,198.5	1,250.3

Total assets	$3,465.9	$4,365.6	$4,471.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	Restated
	September 27,	December 31,	September 29,
(in millions, except share data)	2008	2007	2007
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$0.3	$0.8	$0.2
Accounts payable	346.8	437.3	461.7
Accrued expenses	791.7	858.1	857.8
Current liabilities	1,138.8	1,296.2	1,319.7

Long-term liabilities
Debt	726.4	727.4	726.1
Deferred income taxes	-	12.3	19.6
Postretirement and postemployment benefits	194.0	192.8	225.6
Other	228.1	244.0	277.1
Long-term liabilities	1,148.5	1,176.5	1,248.4

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	413.3	409.0	386.2
Retained earnings	1,166.6	1,888.4	1,934.2
Treasury stock, at cost:
14,861,000; 15,092,000 and 14,605,000 shares	(424.2)	(428.7)	(418.6)
Accumulated other comprehensive loss, net of tax	(54.0)	(52.7)	(75.3)
Shareholders’ equity	1,178.6	1,892.9	1,903.4

Total liabilities and shareholders’ equity	$3,465.9	$4,365.6	$4,471.5

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(in millions)	Restated Sept. 27, 2008	Revised Sept. 29, 2007

Cash flows from operating activities
Net earnings (loss)	$(721.8)	$104.8
Less: net earnings from discontinued operations	-	37.3
Net earnings (loss) from continuing operations	(721.8)	67.5
Depreciation and amortization	133.1	130.2
Goodwill impairment charges	377.2	-
Trade name impairment charges	133.9	66.4
Other impairment charges	50.0	0.4
Changes in non-cash current assets and current liabilities	(95.1)	(50.0)
Income taxes	160.0	9.4
Other, net	(17.1)	16.0
Net cash provided by operating activities of continuing operations	20.2	239.9
Net cash used for operating activities of discontinued operations	-	(19.3)
Net cash provided by operating activities	20.2	220.6

Cash flows from investing activities
Capital expenditures	(84.8)	(156.3)
Acquisitions of businesses, net of cash acquired	-	(6.2)
Investments	21.1	9.1
Proceeds from investment sales	45.5	-
Proceeds from the sale of property, plant and equipment	9.6	5.3
Other, net	0.2	12.1
Net cash used for investing activities of continuing operations	(8.4)	(136.0)
Net cash provided by investing activities of discontinued operations	-	65.2
Net cash used for investing activities	(8.4)	(70.8)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	250.4	-
Payments of long-term debt including current maturities	(250.7)	(0.7)
Stock repurchases	-	(115.5)
Stock options exercised	-	10.8
Net cash used for financing activities of continuing operations	(0.3)	(105.4)
Net cash used for financing activities of discontinued operations	-
Net cash used for financing activities	(0.3)	(105.4)

Net increase in cash and cash equivalents	11.5	44.4
Cash and cash equivalents at beginning of period	331.4	283.4

Cash and cash equivalents at end of period	$342.9	$327.8

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

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Restatements. During the third quarter of 2008, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), the Company recorded a valuation allowance of $155.0 million to reduce certain net deferred tax assets to their anticipated realizable value.  While performing the Company’s valuation allowance assessment procedures in the fourth quarter of 2008, the Company realized it had incorrectly determined the valuation allowance against deferred tax assets when it prepared the Third Quarter Form 10-Q as of September 27, 2008.

As a result of this error, Deferred income taxes, Retained earnings, Income tax (benefit) provision and Net earnings (loss) from continuing operations were misstated in the Third Quarter Form 10-Q. The correction of the error, which is a non-cash charge, has the effect of increasing net loss by $137.7 million for both the three and nine months ended September 27, 2008. The table below shows the amount originally reported, the amount of the adjustment, and the restated amount.

(in millions)	As Reported	Adjustments	As Restated

Consolidated Statements of Operations
For the three months ended September 27, 2008

Income tax (benefit) provision	$15.7	$137.7	$153.4
Net earnings (loss) from continuing operations	(591.4)	(137.7)	(729.1)
Net earnings (loss)	(591.4)	(137.7)	(729.1)
Earnings per common share:
Basic
Net earnings (loss) from continuing operations	(6.70)	(1.56)	(8.26)
Net earnings (loss)	(6.70)	(1.56)	(8.26)
Diluted
Net earnings (loss) from continuing operations	(6.70)	(1.56)	(8.26)
Net earnings (loss)	(6.70)	(1.56)	(8.26)

For the nine months ended September 27, 2008

Income tax (benefit) provision	15.4	137.7	153.1
Net earnings (loss) from continuing operations	(584.1)	(137.7)	(721.8)
Net earnings (loss)	(584.1)	(137.7)	(721.8)
Earnings per common share:
Basic
Net earnings (loss) from continuing operations	(6.62)	(1.56)	(8.18)
Net earnings (loss)	(6.62)	(1.56)	(8.18)
Diluted
Net earnings (loss) from continuing operations	(6.62)	(1.56)	(8.18)
Net earnings (loss)	(6.62)	(1.56)	(8.18)

Condensed Consolidated Balance Sheets
As of September 27, 2008

Deferred income taxes, Current assets	134.1	(94.9)	39.2
Current assets	1,968.6	(94.9)	1,873.7
Deferred income taxes, Other assets	57.6	(42.8)	14.8
Other assets	664.7	(42.8)	621.9
Total assets	3,603.6	(137.7)	3,465.9
Retained earnings	1,304.3	(137.7)	1,166.6
Shareholder’s Equity	1,316.3	(137.7)	1,178.6
Total liabilities and shareholder’s equity	3,603.6	(137.7)	3,465.9

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 27, 2008

Net earnings (loss)	(584.1)	(137.7)	(721.8)
Net earnings (loss) from continuing operations	(584.1)	(137.7)	(721.8)
Income taxes	22.3	137.7	160.0

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

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

Basic and diluted earnings per share for the three and nine months ended September 27, 2008, and for the comparable periods ended September 29, 2007, were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Restated Sept. 27, 2008	Sept. 29, 2007	Restated Sept. 27, 2008	Sept. 29, 2007

Net earnings (loss) from continuing operations	$(729.1)	$(23.7)	$(721.8)	$67.5
Earnings from discontinued operations, net of tax	–	4.6	–	8.6
Gain on disposal of discontinued operations, net of tax	–	21.0	–	28.7

Net earnings (loss)	$(729.1)	$1.9	$(721.8)	$104.8

Average outstanding shares – basic	88.3	89.0	88.3	90.3
Dilutive effect of common stock equivalents	–	–	–	0.4

Average outstanding shares – diluted	88.3	89.0	88.3	90.7

Basic earnings per share
Net earnings (loss) from continuing operations	$(8.26)	$(0.27)	$(8.18)	$0.75
Earnings from discontinued operations, net of tax	–	0.05	–	0.09
Gain on disposal of discontinued operations, net of tax	–	0.24	–	0.32

Net earnings (loss)	$(8.26)	$0.02	$(8.18)	$1.16

Diluted earnings per share
Net earnings (loss) from continuing operations	$(8.26)	$(0.27)	$(8.18)	$0.75
Earnings from discontinued operations, net of tax	–	0.05	–	0.09
Gain on disposal of discontinued operations, net of tax	–	0.24	–	0.32

Net earnings (loss)	$(8.26)	$0.02	$(8.18)	$1.16

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

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

	Three Months Ended		Nine Months Ended
(in millions)	Restated Sept. 27, 2008	Sept. 29, 2007	Restated Sept. 27, 2008	Sept. 29, 2007

Net earnings (loss)	$(729.1)	$1.9	$(721.8)	$104.8
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(23.1)	10.6	(7.1)	13.2
Net change in unrealized gains (losses) on investments	(1.1)	0.2	(3.6)	0.3
Net change in unamortized prior service costs	0.5	0.5	1.6	1.6
Net change in unamortized actuarial losses	0.6	1.2	1.7	3.8
Net change in accumulated unrealized derivative gains (losses)	2.8	(5.1)	6.1	(5.2)
Total other comprehensive income (loss)	(20.3)	7.4	(1.3)	13.7

Comprehensive income (loss)	$(749.4)	$9.3	$(723.1)	$118.5

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

Brunswick Corporation
Notes to Consolidated Financial Statements
 (unaudited)

Note 13 – Income Taxes

The Company recognized an income tax provision for both the three months and nine months ended September 27, 2008, despite losses before taxes for each of the periods. The provision is primarily due to uncertainty concerning the realization of certain net deferred tax assets, as prescribed by SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance of $292.7 million was recorded during the third quarter of 2008 to reduce certain net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks and certain tax planning strategies. The effective tax rate from continuing operations, which is calculated as the income tax provision as a percent of pretax losses, for the three months and nine months ended September 27, 2008, was (26.7) percent and (26.9) percent, respectively.

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

Tax Items. The comparison of net earnings per diluted share between 2008 and 2007 is affected by special tax items. During the three months and nine months ended September 27, 2008, the Company recognized special tax provisions of $153.4 million and $153.1 million, respectively, on operating losses. Typically, the Company would recognize a tax benefit on operating losses; however, due to the uncertainty of the realization of certain net deferred tax assets, $294.8 million and $292.8 million of special tax charges were recognized, respectively, primarily as a result of the establishment of a deferred tax asset valuation allowance of $292.7 million. During the three months and nine months ended September 29, 2007, the Company reduced its tax provision by $3.7 million and $5.6 million, respectively, primarily as a result of favorable tax reassessments and its election to apply the indefinite reversal criterion of APB 23 to the undistributed net earnings of certain foreign subsidiaries, as discussed in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements. These benefits were partially offset by expense related to changes in estimates of prior years’ tax return filings and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

			2008 vs. 2007
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	Restated September 27, 2008	September 29, 2007	$	%

Net sales	$1,038.8	$1,326.2	$(287.4)	(21.7)%
Gross margin (A)	$176.5	$262.7	$(86.2)	(32.8)%
Goodwill impairment charges	$374.0	$-	$374.0	NM
Trade name impairment charges	$121.1	$66.4	$54.7	82.4%
Restructuring, exit and other impairment charges	$39.1	$4.7	$34.4	NM
Operating earnings (loss)	$(566.3)	$(46.3)	$(520.0)	NM
Net earnings (loss) from continuing operations	$(729.1)	$(23.7)	$(705.4)	NM

Diluted earnings (loss) per share from continuing operations	$(8.26)	$(0.27)	$(7.99)	NM

Expressed as a percentage of Net sales:
Gross margin	17.0%	19.8%		(280)bpts
Selling, general and administrative expense	17.1%	15.6%		150 bpts
Research and development expense	3.0%	2.3%		70 bpts
Goodwill impairment charges	36.0%	-%		NM
Trade name impairment charges	11.7%	5.0%		670 bpts
Restructuring, exit and other impairment charges	3.7%	0.4%		330 bpts
Operating margin	(54.5)%	(3.5)%		NM
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

The Company’s effective tax rate in the third quarter of 2008 was a 26.7 percent tax provision on operating losses, compared with a 49.4 percent tax benefit in the comparable period of 2007. The tax rate change was mostly due to $294.8 million of special tax provisions in the third quarter of 2008, primarily related to the establishment of a deferred tax asset valuation allowance.

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

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the nine months ended:

			2008 vs. 2007
	Nine Months Ended		Increase/(Decrease)
(in millions, except per share data)	Restated September 27, 2008	September 29, 2007	$	%

Net sales	$3,871.0	$4,235.2	$(364.2)	(8.6)%
Gross margin (A)	$749.5	$896.2	$(146.7)	(16.4)%
Goodwill impairment charges	$377.2	$-	$377.2	NM
Trade name impairment charges	$133.9	$66.4	$67.5	NM
Restructuring, exit and other impairment charges	$128.4	$13.4	$115.0	NM
Operating earnings (loss)	$(573.2)	$93.0	$(666.2)	NM
Net earnings (loss) from continuing operations	$(721.8)	$67.5	$(789.3)	NM

Diluted earnings (loss) per share from continuing operations	$(8.18)	$0.75	$(8.93)	NM

Expressed as a percentage of Net sales:
Gross margin	19.4%	21.2%		(180)bpts
Selling, general and administrative expense	15.1%	14.7%		40 bpts
Research and development expense	2.5%	2.4%		10 bpts
Goodwill impairment charges	9.8%	-%		980 bpts
Trade name impairment charges	3.5%	1.6%		190 bpts
Restructuring, exit and other impairment charges	3.3%	0.3%		300 bpts
Operating margin	(14.8)%	2.2%		NM
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

The Company’s effective tax rate in the first nine months of 2008 was a 26.9 percent tax provision on operating losses compared with an 18.3 percent tax provision in the comparable period of 2007 mostly due to $292.8 million of special tax provisions, primarily related to the establishment of a deferred tax asset valuation allowance. During the nine months ended September 29, 2007, the Company reduced its tax provision by $5.6 million, primarily as a result of favorable tax reassessments and its election to apply the indefinite reversal criterion of APB 23 to the undistributed net earnings of certain foreign subsidiaries, as discussed in Note 13 – Income Taxes in the Notes to Consolidated Financial Statements. These benefits were partially offset by expense related to changes in estimates of prior years’ tax return filings and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset

Net earnings from continuing operations and diluted earnings per share from continuing operations decreased primarily due to the same factors discussed above in operating earnings.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q/A  are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of (i) the amount of disposable income available to consumers for discretionary purchases, and (ii) the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment, products and services; the ability to successfully complete restructuring efforts within the timeframe and cost anticipated; the ability to successfully complete the disposition of non-core assets; the ability to amend or maintain credit facilities on terms favorable to the Company; the effect of higher product prices due to technology changes and added product features and components on consumer demand; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the effect of interest rates and fuel prices on demand for marine products; the ability to successfully manage pipeline inventories; the financial strength of dealers, distributors and independent boat builders; the ability to maintain mutually beneficial relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and to develop alternative distribution channels without disrupting incumbent distribution partners; the ability to maintain market share, particularly in high-margin products; the success of new product introductions; the ability to maintain product quality and service standards expected by customers; competitive pricing pressures; the ability to develop cost-effective product technologies that comply with regulatory requirements; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to successfully develop and distribute products differentiated for the global marketplace; shifts in currency exchange rates; adverse foreign economic conditions; the success of global sourcing and supply chain initiatives; the ability to obtain components and raw materials from suppliers; increased competition from Asian competitors; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; and the effect of weather conditions on demand for marine products and retail bowling center revenues. Additional factors are included in the company's Annual Report on Form 10-K for 2007 and elsewhere in this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the fiscal quarter ended September 27, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that the Company's disclosure controls and procedures were effective.

In connection with the amendment to the Company’s financial statements described in the introductory Explanatory Note and Items 1 and 2 of Part I of this Amendment No. 1, the Company re-evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended September 27, 2008. In connection therewith, the Company identified a material weakness in internal control over financial reporting. The Company determined that it did not maintain effective controls to assess a valuation allowance to reduce certain net deferred tax assets to their anticipated realizable value in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). The Company believes the ineffective controls resulted in a misstatement of deferred income taxes and a non-cash charge to net earnings (loss) from continuing operations. Solely as a result of this material weakness, the Company concluded that its disclosure controls were not effective as of September 27, 2008.

Although the Company believes that it had designed effective controls related to deferred tax assets as of the end of the third quarter of 2008, the operating effectiveness of these controls was inadequate as of the end of that period.  In order to improve the operating effectiveness of these controls, the Company implemented more extensive and comprehensive technical tax accounting reviews and more complete book and tax reconciliation procedures. Management believes that the effective implementation of these procedures has corrected the material weakness cited above in its internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

    Other than as set forth herein this Amendment No. 1, there have been no changes in our internal control over financial reporting during the quarter ended September 27, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q/A for the three months and nine months ended September 27, 2008, except as follows:

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

BRUNSWICK CORPORATOIN

January 20, 2009	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Corporate Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.