Form 10-K
period 2008-12-31
BRUNSWICK CORP
filed 2009-02-24
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

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

As of June 30, 2008, the aggregate market value of the voting stock of the registrant held by non-affiliates was $923,903,886. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 23, 2009 was 88,163,535.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the
 Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 6, 2009.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2008

TABLE OF CONTENTS

PART I

Item 1. Business

Brunswick Corporation (Brunswick or the Company) is a leading global manufacturer and marketer of recreation products including boats, marine engines, fitness equipment and bowling and billiards equipment. Brunswick’s boat offerings include fiberglass pleasure boats; luxury sportfishing convertibles and motoryachts; offshore fishing boats; aluminum fishing, deck and pontoon boats; rigid inflatable boats; and marine parts and accessories. The Company’s engine products include outboard, sterndrive and inboard engines; trolling motors; propellers; and engine control systems. Brunswick’s fitness products include both cardiovascular and strength training equipment. Brunswick’s bowling offerings include products such as capital equipment, aftermarket and consumer products; and billiards offerings include billiards tables and accessories, Air Hockey tables and foosball tables. The Company also owns and operates Brunswick bowling family entertainment centers in the United States and other countries and a retail billiards store in the United States.

Brunswick’s long-term strategy is to introduce the highest quality product with the most innovative technology and styling at a rate faster than its competitors; to distribute products through a model that benefits its partners – dealers and distributors – and provide world-class service to its customers; to develop and maintain low-cost manufacturing and continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; and to attract and retain the best and the brightest people. In addition, the Company pursues growth from expansion of existing businesses. The Company’s objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital. Brunswick’s short-term strategy is to maintain strong liquidity, take actions necessary to maintain the health of its dealer network and continue to position itself to emerge from the global economic crisis stronger.

Refer to Note 5 – Segment Information and Note 20 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company’s segments and discontinued operations, including net sales, operating earnings and total assets by segment for 2008, 2007 and 2006.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets fiberglass pleasure boats, luxury sportfishing convertibles and motoryachts, offshore fishing boats and aluminum fishing, pontoon and deck boats and manufactures and distributes marine parts and accessories. The Company believes that its Boat Group, which had net sales of $2,011.9 million during 2008, has the largest dollar sales and unit volume of pleasure boats in the world.

The Boat Group manages most of Brunswick’s boat brands; evaluates and enhances the Company’s boat portfolio; expands the Company’s involvement in recreational boating services and activities to enhance the consumer experience and dealer profitability; and speeds the introduction of new technologies into boat manufacturing processes.

The Boat Group is comprised of the following boat brands: Cabo and Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray yachts, sport yachts, sport cruisers and runabouts; Bayliner and Maxum sport cruisers and runabouts; Meridian motoryachts; Sealine yachts and sport cruisers; Boston Whaler, Lund, Triton and Trophy fiberglass fishing boats; Crestliner, Harris, Lowe, Lund, Princecraft and Triton aluminum fishing, utility, pontoon and deck boats; and Kayot deck and runabout boats. The Boat Group also includes a commercial and governmental sales unit that sells products to the United States government, state, local and foreign governments, and commercial customers. The Boat Group’s parts and accessories business includes Attwood, Land ‘N’ Sea, Benrock Inc., Kellogg Marine Inc. and Diversified Marine Products L.P. The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from Brunswick’s Marine Engine segment. The Boat Group also purchases a portion of its diesel engines from Cummins MerCruiser Diesel Marine LLC (CMD), a joint venture of Brunswick’s Mercury Marine division with Cummins Marine, a division of Cummins Inc.

The Boat Group has active manufacturing facilities in California, Florida, Indiana, Michigan, Minnesota, Missouri, North Carolina, Tennessee, Canada, China, Mexico and the United Kingdom, as well as additional inactive manufacturing facilities in Maryland, North Carolina, Ohio, Oregon and Washington. The Boat Group also utilizes contract manufacturing facilities in Poland. During the first quarter of 2008, Brunswick announced that it would close its boat plant in Bucyrus, Ohio, in anticipation of the proposed sale of certain assets relating to its Baja boat business, close its Swansboro, North Carolina, boat plant and cease manufacturing at one of its facilities in Merritt Island, Florida. In June 2008, Brunswick announced a plan to expand on its previous restructuring initiatives as a result of the prolonged downturn in the U.S. marine market. Specifically, Brunswick announced the closing of its production facility in Newberry, South Carolina, due to its decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna, and its intention to close four additional boat plants. During the third quarter of 2008, Brunswick accelerated its previously announced efforts to resize the Company by the end of 2009 in light of extraordinary developments within global financial markets affecting the recreational marine industry. Specifically, Brunswick closed its production facilities in Roseburg, Oregon, and Arlington, Washington, and expects to close its production facility at Pipestone, Minnesota in the first quarter of 2009. In addition, during the third quarter of 2008, Brunswick mothballed its plant in Navassa, North Carolina. Brunswick also sold all of the capital stock of Albemarle Boats on December 31, 2008, and expects to mothball the majority of its Riverview boat manufacturing facility near Knoxville, Tennessee, during the first quarter of 2009.

The Boat Group’s products are sold to end users through a global network of approximately 2,300 dealers and distributors, each of which carries one or more of Brunswick’s boat brands. Sales to the Boat Group’s largest dealer, MarineMax Inc., which has multiple locations and carries a number of the Boat Group’s product lines, represented approximately 13 percent of Boat Group sales in 2008. Domestic retail demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Marine Engine Segment

The Marine Engine segment, which had net sales of $1,955.9 million in 2008, consists of the Mercury Marine Group (Mercury Marine). The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

Mercury Marine manufactures and markets a full range of sterndrive propulsion systems, inboard engines, outboard engines and water jet propulsion systems under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury SportJet and Mercury Jet Drive brand names. In addition, Mercury Marine manufactures and markets engine parts and marine accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers and Motorguide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, service aids and marine lubricants. Mercury Marine’s sterndrive and inboard engines, outboard engines and water jet propulsion systems are sold to independent boat builders; local, state and foreign governments; and to the Boat Group. In addition, Mercury Marine’s outboard engines and parts and accessories are sold to end-users through a global network of approximately 4,500 marine dealers and distributors, specialty marine retailers and marine service centers. Mercury Marine, through CMD, supplies integrated diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Boat Group. In October 2008, Brunswick sold all of its capital stock in MotoTron, a designer and supplier of engine control and vehicle networking systems, while retaining the key marine related assets of this business.

Mercury Marine manufactures two-stroke OptiMax outboard engines ranging from 75 to 300 horsepower, all of which feature Mercury’s direct fuel injection (DFI) technology, and four-stroke outboard engine models ranging from 2.5 to 350 horsepower. All of these low-emission engines are in compliance with U.S. Environmental Protection Agency (EPA) requirements, which required a 75 percent reduction in outboard engine emissions over a nine-year period, ending with the 2006 model year. Mercury Marine’s four-stroke outboard engines include Verado, a collection of supercharged outboards ranging from 135 to 350 horsepower, and Mercury Marine’s naturally aspirated four-stroke outboards, which are based on Verado technology, ranging from 75 to 115 horsepower. In addition, Brunswick’s sterndrive and inboard engines are now available with catalytic converters that comply with environmental regulations that the State of California adopted effective on January 1, 2008, and the Company expects that the EPA will enforce similar environmental regulations in the remaining states by 2010.

To promote advanced propulsion systems with improved handling, performance and efficiency, Mercury Marine, both directly and through its joint venture, CMD, has introduced and is continuing to develop advanced boat and engine steering and control systems under the brand names of Zeus, Axius and MerCruiser 360.

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

In addition to its marine engine operations, Mercury Marine serves markets outside the United States with a wide range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury Marine in China, New Zealand, Poland, Portugal, Russia and Sweden. These boats, which are marketed under the brand names Arvor, Bermuda, Guernsey, Legend, Lodestar, Mercury, Örnvik, Protector, Quicksilver, Uttern and Valiant, are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine. Mercury Marine has an equity ownership interest in a company that manufactures boats under the brand names Aquador, Bella and Flipper in Finland. Mercury Marine also manufactures propellers and underwater sterngear for inboard-powered vessels, under the Teignbridge brand, in the United Kingdom.

Inter-company sales to the Boat Group represented approximately 17 percent of Mercury Marine sales in 2008. Domestic retail demand for the Marine Engine segment’s products is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Brunswick’s Fitness segment is comprised of its Life Fitness division, which designs, manufactures and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness and Hammer Strength brands.

The Company believes that its Fitness segment, which had net sales of $639.5 million during 2008, is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-end consumer fitness equipment. Life Fitness’ commercial sales are primarily to private health clubs, fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made to customers either directly, through domestic dealers or through international distributors. Consumer products are sold through specialty retailers and on Life Fitness’ Web site.

The Fitness segment’s principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary. Life Fitness distributes its products worldwide from regional warehouses and production facilities. Demand for Life Fitness’ products is seasonal, with sales generally highest in the first and fourth calendar quarters of the year.

During 2008, Life Fitness completed its launch of its Elevation series, a full line of commercial cardiovascular training equipment in the United States. The Elevation series of treadmills, elliptical cross-trainers, and upright and recumbent exercise bikes deliver state-of-the-art styling and include options that feature seamless iPod integration through their consoles.

Bowling & Billiards Segment

The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $448.3 million during 2008. BB&B believes it is the leading full-line designer, manufacturer and marketer of bowling products, including bowling balls and capital equipment, which includes automatic pinsetters. Through licensing and manufacturing arrangements, BB&B also offers bowling pins and an array of bowling consumer products, including bowling shoes, bags and accessories. BB&B also designs and markets a full line of high-quality consumer and commercial billiards tables, Air Hockey table games, foosball tables and related accessories.

BB&B operates 104 bowling centers in the United States, Canada and Europe. BB&B bowling centers offer bowling and, depending on size and location, the following activities and facilities: billiards, video, redemption and other games of skill, laser tag, pro shops, meeting and party rooms, restaurants and cocktail lounges. Of the 104 bowling centers, 45 have been converted into Brunswick Zones, which are modernized bowling centers that offer an array of family-oriented entertainment activities. BB&B has further enhanced the Brunswick Zone concept with expanded Brunswick Zone family entertainment centers, branded Brunswick Zone XL, which are approximately 50 percent larger than typical Brunswick Zones and feature multiple-venue entertainment offerings. BB&B operates 11 Brunswick Zone XL centers, located in the Chicago; Denver; Minneapolis; Philadelphia; Phoenix; El Centro, California; and St. Louis markets. In 2008, BB&B exited a joint venture that operated 14 additional centers in Japan and in which BB&B had been a partner since 1960.

BB&B’s billiards business was established in 1845 and is Brunswick’s oldest enterprise. BB&B designs and markets billiards tables, balls and cues, as well as game room furniture and related accessories, under the Brunswick and Contender brands. The Company believes it has the largest dollar sales volume of billiards tables in the world. These products are sold worldwide in both commercial and consumer billiards markets. BB&B also operates Valley-Dynamo, a leading manufacturer of commercial and consumer billiards tables, Air Hockey table games and foosball tables. In June 2008, Brunswick announced it was exploring strategic options including the potential sale of the Valley-Dynamo coin-operated commercial billiards business.

BB&B’s primary manufacturing and distribution facilities are located in Mexico, Michigan and Hungary. In 2006, Brunswick moved its bowling ball manufacturing operations from Muskegon, Michigan, to Reynosa, Mexico and in early 2007 Brunswick transitioned its Valley-Dynamo manufacturing operations from Richland Hills, Texas, to a facility also in Reynosa. Additionally, in January 2008, Brunswick closed its bowling pin production plant in Antigo, Wisconsin, and began sourcing bowling pins from a third party.

Brunswick’s bowling and billiards products are sold through a variety of channels, including distributors, dealers, mass merchandisers, bowling centers and retailers, and directly to consumers on the Internet and through other outlets. BB&B products are primarily distributed worldwide from regional warehouses and factory stocks of merchandise. Domestic retail demand for BB&B’s products is seasonal, with sales generally highest in the first and fourth calendar quarters of the year.

Discontinued Operations

On April 27, 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which consisted of the Company’s marine electronics, portable navigation devices (PND) and wireless fleet tracking business. In accordance with the criteria of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Brunswick reclassified the operations of BNT to discontinued operations and shifted reporting for the retained businesses from the Marine Engine segment to the Boat, Marine Engine and Fitness segments.

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

The Company completed the divestiture of the BNT discontinued operations during 2007. With the net asset impairment taken prior to the disposition of the BNT businesses in the fourth quarter of 2006 of $85.6 million, after-tax, and the subsequent 2007 gains of $29.8 million, after-tax, on the BNT business sales, the net impact to the Company of these dispositions was a net loss of $55.8 million, after-tax.

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

Through an agreement reached in the second quarter of 2008, the term of the joint venture was extended through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal, purchase or termination by either partner at the end of this term. The agreement also contained provisions allowing for CDFV to terminate the joint venture if the Company is unable to maintain compliance with certain financial covenants. During the fourth quarter of 2008, the partners reached an agreement to amend the financial covenant to conform it to the minimum fixed charges test contained in the Company’s amended and restated revolving credit facility. The Company was in compliance with this covenant at the end of the fourth quarter.

Refer to Note 9 – Financial Services in the Notes to Consolidated Financial Statements for more information about the Company’s financial services.

Distribution

Brunswick depends on distributors, dealers and retailers (Dealers) for the majority of its boat sales and significant portions of marine engine, fitness and bowling and billiards products sales. Brunswick has approximately 6,800 Dealers serving its business segments worldwide. Brunswick’s marine Dealers typically carry boats, engines and related parts and accessories.

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

Brunswick owns Land ‘N’ Sea Corporation, Benrock Inc., Kellogg Marine Inc. and Diversified Marine Products L.P., the primary parts and accessories distribution platforms for the Boat Group. These companies are the leading distributors of marine parts and accessories throughout the North American marine industry with 14 distribution warehouses throughout the United States and Canada offering same-day or next-day service to a broad array of marine service facilities.

Demand for a significant portion of Brunswick’s products is seasonal, and a number of Brunswick’s Dealers are relatively small or highly leveraged. As a result, many Dealers require financial assistance to support their businesses and provide stable channels for Brunswick’s products. In addition to the financial services offered by BAC, the Company provides its Dealers with assistance, including incentive programs, loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer’s default. The Company believes that these arrangements are in its best interest; however, the financial support that the Company provides to its Dealers does expose the Company to credit and business risk. Brunswick’s business units, along with BAC, maintain active credit operations to manage this financial exposure, and the Company seeks opportunities to sustain and improve the financial health of its various distribution channel partners. Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

Brunswick’s sales from continuing operations to customers in markets other than the United States were $2,058.5 million (44 percent of net sales) and $2,016.4 million (36 percent of net sales) in 2008 and 2007, respectively. The Company transacts most of its sales in non-U.S. markets in local currencies, and the cost of its products is generally denominated in U.S. dollars. Strengthening or weakening of the U.S. dollar affects the financial results of Brunswick’s non-U.S. operations.

Non-U.S. sales from continuing operations are set forth in Note 5 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details Brunswick’s non-U.S. sales by region:

(in millions)	2008	2007	2006

Europe	$1,024.1	$1,038.9	$925.1
Canada	346.7	344.6	328.6
Pacific Rim	318.1	338.2	303.2
Latin America	247.8	196.6	158.3
Africa & Middle East	121.8	98.1	87.2

	$2,058.5	$2,016.4	$1,802.4

Marine Engine segment sales represented approximately 42 percent of Brunswick’s non-U.S. sales in 2008. The segment’s primary operations include the following:

•	A propeller and underwater sterngear manufacturing plant in the United Kingdom;
•	Sales offices and distribution centers in Belgium, Brazil, Canada, China, Japan, Malaysia, Mexico, New Zealand, Singapore and the United Arab Emirates;
•	Sales offices in Finland, France, Germany, Italy, the Netherlands, Norway, Sweden and Switzerland;
•	Boat manufacturing plants in China, New Zealand, Portugal and Sweden;
•	An outboard engine assembly plant in Suzhou, China; and
•	A marina and boat club in Suzhou, China, on Lake Taihu.

Boat segment sales comprised approximately 37 percent of Brunswick’s non-U.S. sales in 2008. The Boat Group’s products are manufactured or assembled in the United States, Canada, China, Mexico, Poland and the United Kingdom, and are sold worldwide through dealers. The Boat Group has sales offices in France and the Netherlands.

Fitness segment sales comprised approximately 15 percent of Brunswick’s non-U.S. sales in 2008. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom, as well as sales offices in Hong Kong and Italy. The Fitness segment also manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for the international markets.

Bowling & Billiards segment sales comprised approximately 6 percent of Brunswick’s non-U.S. sales in 2008. BB&B sells its products worldwide; has sales offices in Germany, Hong Kong and Tokyo; and operates a plant that manufactures automatic pinsetters in Hungary. BB&B commenced bowling ball manufacturing in Reynosa, Mexico, in 2006 and completed the transition of manufacturing operations from Muskegon, Michigan, to Reynosa in 2007. In addition, BB&B’s Valley-Dynamo segment commenced operating at a manufacturing facility in Reynosa, Mexico, in early 2007. BB&B operates bowling centers in Austria, Canada and Germany.

Raw Materials

Brunswick purchases a wide variety of raw materials, parts, supplies, energy and other goods and services from various sources for use in the manufacture of its products. The Company is not currently experiencing any critical supply shortages and normally does not carry substantial inventories of such raw materials in excess of levels reasonably required to meet its production requirements. Due to recent uncertainty in the global economy, Brunswick has experienced fluctuations in commodity costs, most notably for raw materials such as oil, aluminum, steel and resins used in its manufacturing processes. These price fluctuations have been driven by instability in global demand, energy prices and the U.S. dollar. The Company continues to expand its global procurement operations to leverage its purchasing power across its divisions and improve supply chain and cost efficiencies. The Company attempts to manage its commodity price risk by using derivatives to economically hedge a portion of raw material purchases.

In some instances, the Company purchases components, parts and supplies from a single source and may be at an increased risk for supply disruptions. Furthermore, the inability or unwillingness of General Motors Corporation, the sole supplier of engine blocks used in the manufacture of Brunswick’s gasoline sterndrive and inboard engines, or the Company’s primary supplier of windshields used in Brunswick’s boats, to supply it with parts and supplies could adversely affect the Company’s production capacity.

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

The following are Brunswick’s primary trademarks for its continuing operations:

Boat Segment:  Attwood, Bayliner, Boston Whaler, Cabo, Crestliner, Diversified Marine, Harris, Hatteras, Kayot, Kellogg Marine, Land ‘N’ Sea, Lowe, Lund, Master Dealer, Maxum, Meridian, Princecraft, Sea Ray, Seachoice, Sealine,  Swivl-Eze, Total Command, Triton and Trophy.

Marine Engine Segment:  Axius, Mariner, MercNet, MerCruiser, MerCruiser 360 Control, Mercury, MercuryCare, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, OptiMax, Pinpoint, Quicksilver, Rayglass, SeaPro, SmartCraft, SportJet, Teignbridge Propellers, Valiant, Verado and Zeus.

Fitness Segment:  Elevation, Flex Deck, Hammer Strength, Lifecycle, Life Fitness and ParaBody.

Bowling & Billiards Segment:  Air Hockey, Ballworx, Brunswick, Brunswick Billiards, Brunswick Home and Billiard, Brunswick Pavilion, Brunswick Zone, Brunswick Zone XL, Centennial, Contender, Cosmic Bowling, Dynamo, Frameworx, Gold Crown, Inferno, Lane Shield, Lightworx, Pro Lane, Throbot, Tornado, U.S. Play by Brunswick, Valley, Vector, Virtual Bowling by Brunswick, Viz-A-Ball and Zone.

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

The following summarizes Brunswick’s competitive position in each segment:

Boat Segment:  The Company believes it has the largest dollar sales and unit volume of pleasure boats in the world. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. The Company believes it has the broadest range of boat product offerings in the world, with boats ranging from 10 to 100 feet, along with a leading parts and accessories business. In all of its boat operations, Brunswick competes on the basis of product features, technology, quality, dealer service, performance, value, durability and styling, along with effective promotion, distribution and pricing.

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

Fitness Segment:  The Company believes it is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. There are a few large manufacturers of fitness equipment and hundreds of small manufacturers, which create a highly fragmented, competitive landscape. Many of Brunswick’s fitness equipment products feature industry-leading product innovations, and the Company places significant emphasis on new product introductions. Competitive focus is also placed on product quality, state-of-the-art biomechanics, marketing activities, pricing and service.

Bowling & Billiards Segment:  The Company believes it is the world’s leading designer, manufacturer and marketer of bowling products and billiards tables. There are several large manufacturers of bowling products and competitive emphasis is placed on product innovation, quality, service, marketing activities and pricing. The billiards industry continues to experience competitive pressure from low-cost billiards manufacturers outside the United States. The bowling retail market, in which the Company’s bowling centers compete, is highly fragmented, but Brunswick is one of the two largest competitors in the North American bowling retail market, with an emphasis on larger, upscale, full service family entertainment centers. The bowling retail business emphasizes the bowling and entertainment experience, maintaining quality facilities and providing excellent customer service.

Research and Development

The Company strives to improve its competitive position in all of its segments by continuously investing in research and development to drive innovation in its products and manufacturing technologies. Brunswick’s research and development investments support the introduction of new products and enhancements to existing products. Research and Development expenses as a percentage of net sales were 2.6 percent, 2.4 percent and 2.3 percent in 2008, 2007 and 2006, respectively. In light of the prolonged downturn in global financial markets affecting the recreational marine industry, the Company has undertaken significant efforts to reduce its fixed and variable expenses to adjust its cost structure to current market conditions. In implementing these cost reductions, the Company reduced research and development expenses for 2008. The Company believes that the implementation of these actions will not undermine its ability to successfully execute its long-term strategies, particularly as market conditions improve. Research and development expenses for continuing operations are shown below:

(in millions)	2008	2007	2006

Boat	$40.3	$39.8	$38.0
Marine Engine	59.6	68.1	70.3
Fitness	17.4	21.6	18.4
Bowling & Billiards	4.9	5.0	5.5

Total	$122.2	$134.5	$132.2

Number of Employees

The approximate number of employees worldwide is shown below by segment:

	December 31, 2008		December 31, 2007
	Total	Union	Total	Union

Boat	7,590	70	12,650	57
Marine Engine	4,620	1,113	6,300	2,591
Fitness	1.940	147	2,000	135
Bowling & Billiards	5,410	328	5,850	489
Corporate	200	—	250	—

Total	19,760	1,658	27,050	3,272

The Marine Engine Segment's Fond du Lac, Wisconsin, facility has a union contract with the International Association of Machinists Winnebago Lodge 1947 that was renewed in June 2008. In January 2009, BB&B renewed union contracts with The International Association of Machinists, Local 2497, and the Federal Labor Union, Local 23409 AFL-CIO, both of which represent employees at the Muskegon, Michigan, distribution facility. The Company believes that the relationships between employees, unions and the Company are good.

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

Demand for Brunswick’s products is affected by economic conditions and consumer confidence worldwide, especially in the United States and Europe. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects the Company’s financial performance, especially in its marine, consumer bowling, consumer fitness and billiards businesses. The Company’s businesses are cyclical in nature, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and discretionary income levels.

For example, retail unit sales of powerboats in the United States have been declining since 2005, with the rate of decline accelerating in 2008 due to a weak United States economy, soft housing markets in key United States boating states, and higher prices for everyday expenses that ultimately reduce the funds available for discretionary purchases. On an industry level, retail unit sales were down significantly during the twelve months ended December 31, 2008, compared with the already low retail unit sales during the twelve months ended December 31, 2007.

Any continued deterioration in general economic conditions that further diminishes consumer confidence or discretionary income may reduce Brunswick’s sales further and adversely affect the Company’s financial results, including the potential for future impairments. The impact of weakening consumer and corporate credit markets; continued reduction in marine industry demand; corporate restructurings; declines in the value of investments and residential real estate, especially in large boating markets such as Florida and California; higher fuel prices and increases in federal and state taxation, all can negatively affect the Company’s results.

The Company’s financial results may be adversely affected if it is unable to maintain effective distribution.

The Company relies on third party dealers and distributors to sell the majority of its products, particularly in the marine business.  The ability to maintain a reliable network of dealers is essential to the Company’s success. Continued weakness in the marine marketplace may adversely affect the ability of the Company’s dealers to sell marine products, potentially resulting in higher than desired dealer inventory levels, or to generate sufficient cash flow to fund operations. If dealer inventory levels are higher than desired, dealers may postpone additional product purchases from Brunswick until the current inventory is sold, which may negatively affect the Company’s revenues. If dealers are unable to generate sufficient cash flow to fund operations, dealers may cease business and Brunswick may not be able to obtain alternate distribution in the relevant market.

Brunswick’s independent boat builder customers also can react negatively to competition from Brunswick’s own boat brands, which can lead them to purchase marine engines and marine engine supplies from competing marine engine manufacturers.

The Company’s financial results may be adversely affected if the financial health of the Company’s dealers and distributors is adversely affected.

The financial health of the Company’s distribution network, particularly in its marine businesses, is critical to the Company’s success.  Weak demand for marine products may adversely affect the financial performance of the Company’s dealers. In particular, reduced cash flow from decreased sales and tighter credit markets may impair a dealer’s ability to fund operations. A continued inability to fund operations may force dealers to cease business, which may unfavorably affect Brunswick’s net sales and earnings from continuing operations through lower market exposure and the associated decline in sales.

In addition, dealer inventory levels may be higher than desired and inventory may be aging beyond preferred levels.  These factors may impair a dealer’s ability to purchase Brunswick products, secure financing for purchases, or meet payment obligations to Brunswick or the dealer’s third-party financing sources. If a dealer is unable to meet its obligations to third-party financing sources, Brunswick may be required to repurchase a portion of the defaulting dealer’s inventory from these third-party financing sources or it may experience credit losses as a result of its recourse obligations on customers’ debt obligations.

The inability of the Company’s dealers and distributors to secure adequate access to capital could adversely affect the Company’s sales.

Brunswick’s dealers require adequate liquidity to finance continuing operations, including purchases of Brunswick products. Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to financing sources and availability of financing on a timely basis or on reasonable terms.  The majority of our domestic dealers utilize secured wholesale inventory floor-plan financing provided by Brunswick Acceptance Company (BAC), the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.  If BAC or other providers of financing to the wholesale marine industry cease to provide dealer financing, decrease the amount of financing available to dealers or increase the costs related to dealer financing, the financial health of dealers may be harmed, resulting in the modification, delay or cancellation of additional dealer purchases of Brunswick product or cessation of dealer business operations.  Such results could negatively impact Brunswick’s ability to sell boats and engines and therefore adversely affect the Company’s financial results.

Inventory reductions by major dealers, retailers and independent boat builders can adversely affect the Company’s financial results.

If the Company’s boat and engine dealers and distributors, as well as independent boat builders who purchase Brunswick marine engine products, reduce their inventories in response to weakness in retail demand, wholesale demand for Brunswick products diminishes. In turn, Brunswick will need to reduce production, which results in lower rates of absorption of fixed costs in the Company’s manufacturing facilities and thus lower margins. Inventory reduction by dealers and customers can hurt the Company’s short-term sales and results of operations and limit the Company’s ability to meet increased demand when economic conditions improve.

Tighter credit markets can reduce demand, especially for marine products.

Customers often finance purchases of Brunswick’s marine products, particularly boats. Rising interest rates can have an adverse effect on consumers’ ability to finance boat purchases, which can adversely affect Brunswick’s ability to sell boats and engines and the profitability of Brunswick’s financing activities, including those of BAC. Further, tighter credit markets may restrict funds available for retail financing for marine products or require higher credit scores from boat buyers.

The Company’s restructuring initiatives, implemented as a result of the prolonged downturn in the U.S. marine market, could result in additional costs or be unsuccessful.

As a result of the downturn in the U.S. marine market, the Company announced various restructuring initiatives in 2006, 2007 and 2008, resulting in severance and plant closure costs, asset write-downs and impairment charges. The Company expects to incur additional restructuring, exit and other impairment charges in 2009 as a result of these restructuring initiatives. The Company cannot assure that the restructuring plan will be successful or that further restructuring efforts will not be required, resulting in additional costs, write-downs or charges. If additional actions are required, Brunswick’s earnings could be adversely affected.

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

The ability to meet the Company’s capital requirements will depend on the continued successful execution of the restructuring initiatives and reductions to the manufacturing footprint to return Brunswick’s marine operations to profitability and positive cash flow. Brunswick is subject to numerous risks and uncertainties that could negatively affect its cash flow and liquidity position in the future. These include, among other things, continued access to short-term borrowing sources; the continued ability to comply with credit facility covenants; the continued reduction in marine industry demand as a result of a weak global economy resulting in, among other things, (i) the failure of the Company’s customers to pay amounts owed to Brunswick or to pay amounts owed to Brunswick on a timely basis, or (ii) the obligation of the Company to repurchase Brunswick products or make recourse payments on customers’ debt obligations. The continuation of, or adverse change with respect to, one or more of these trends could weaken the Company’s liquidity position and materially adversely affect net revenues available for the Company’s anticipated cash needs.

Brunswick relies on third party suppliers for the supply of the raw materials, parts and components necessary to assemble Brunswick’s products. Brunswick’s financial results may be adversely affected by an increase in cost, disruption of supply or shortage of or defect in raw materials, parts or product components.

 Outside suppliers and contract manufacturers provide raw materials used in Brunswick’s manufacturing processes including oil, aluminum, steel and resins, as well as product parts and components, such as engine blocks and boat windshields. The prices for these raw materials, parts and components fluctuate depending on market conditions. Substantial increases in the prices for the Company’s raw materials, parts and components could increase the Company’s operating costs, and could reduce Brunswick’s profitability if the Company cannot recoup the increased costs through increased product prices. In addition, some components the Company uses in its manufacturing processes are available from a sole or limited number of suppliers. Financial difficulties or solvency problems at these or other suppliers could adversely affect their ability to supply Brunswick with the parts and components the Company needs, which could disrupt Brunswick’s operations. It may be difficult to find a replacement supplier for a limited or sole source raw material, part or component without significant delay or on commercially reasonable terms. In addition, an uncorrected defect or supplier’s variation in a raw material, part or component, either unknown to the Company or incompatible with Brunswick’s manufacturing process, could harm Brunswick’s ability to manufacture products. An increase in the cost, defect or a sustained interruption in the supply or shortage of some of these raw materials, parts or products that may be caused by financial pressures on suppliers due to the weakening economy, a deterioration of Brunswick’s relationships with suppliers or by events such as natural disasters, power outages or labor strikes, could disrupt Brunswick’s operations and negatively impact Brunswick’s net revenues and profits.

Brunswick’s pension funding requirements and expenses are affected by certain factors outside the Company’s control, including the performance of plan assets, the discount rate used to value liabilities, actuarial data and experience, and legal and regulatory changes.

Brunswick’s funding obligations for its four qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial data and experience and legal and regulatory funding requirements. In addition, the majority of the Company’s pension plan assets are invested in equity securities. As market values of these securities decline, Brunswick’s pension expenses could increase significantly. In addition, Brunswick could be legally required to make increased contributions to the pension plans, and these contributions could be material.

Higher energy costs can adversely affect Brunswick’s results, especially in the marine and retail bowling center businesses.

Higher energy costs result in increases in operating expenses at Brunswick’s manufacturing facilities and in the cost of shipping products to customers. In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of Brunswick’s marine products. Also, higher fuel prices may have an adverse effect on both demand for marine retail products as they increase the cost of boat ownership and on retail bowling sales as customers may choose to reduce fuel purchases for leisure or discretionary trips. Finally, because heating and air conditioning comprise a significant part of the cost of operating a bowling center, any increase in the price of energy could adversely affect the operating margins of Brunswick’s bowling centers.

The Company’s profitability may suffer as a result of competitive pricing pressures.

The introduction of lower-priced alternative products by other companies can hurt the Company’s competitive position in all of its businesses. The Company is constantly subject to competitive pressures, particularly in the outboard engine market, in which Asian manufacturers often have pursued a strategy of aggressive pricing. Such pricing pressure can limit the Company’s ability to increase prices for Brunswick’s products in response to raw material and other cost increases.

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

Licensing requirements and limited access to water can inhibit the Company’s ability to grow its marine businesses.

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

The State of California adopted regulations requiring catalytic converters on sterndrive and inboard engines, which the Company expects will be expanded by the U.S. Environmental Protection Agency to apply to all states by 2010. Other environmental regulatory bodies may impose higher emissions standards in the future for engines. Compliance with these standards will increase the cost of Brunswick engines, which could in turn reduce consumer demand for Brunswick’s marine products. As a result, any increase in the cost of marine engines or unforeseen delays in compliance with environmental regulations affecting these products could have an adverse effect on the Company’s results of operations.

Changes in currency exchange rates can adversely affect the Company’s growth in international sales.

Because the Company derives a portion of its revenues from outside the United States (44 percent in 2008), the Company’s ability to realize projected growth rates can be adversely affected when the U.S. dollar strengthens against other currencies. Brunswick manufactures its products primarily in the United States, and the costs of its products are generally denominated in U.S. dollars, although the manufacture and sourcing of products and materials outside the United States is increasing. A strong U.S. dollar can make Brunswick products less price-competitive relative to local products outside the United States.

The Company competes with a variety of other activities for consumers’ scarce leisure time and discretionary income.

The vast majority of Brunswick’s products are used for recreational purposes, and demand for the Company’s products can be adversely affected by competition from other activities that occupy consumers’ leisure time, including other forms of recreation as well as religious, cultural and community activities. A decrease in leisure time or discretionary income can reduce consumers’ willingness to purchase and enjoy Brunswick’s products.

Adverse weather conditions can have a negative effect on marine and retail bowling center revenues.

Weather conditions can have a significant effect on the Company’s operating and financial results, especially in the marine and bowling retail businesses. Sales of Brunswick’s marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand. Hurricanes and other storms can result in the disruption of Brunswick’s distribution channel, as occurred in 2004, 2005 and 2008 on the Atlantic and Gulf coasts of the United States. Since many of Brunswick’s boat products are used on lakes and reservoirs, the viability of these for boating is important to Brunswick’s boat segment. In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect patronage of Brunswick’s bowling centers and, therefore, revenues in the bowling retail business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Brunswick’s headquarters are located in Lake Forest, Illinois. The Company also maintains administrative offices in Chicago, Illinois. Brunswick has numerous manufacturing plants, distribution warehouses, bowling family entertainment centers, retail stores, sales offices and product test sites around the world. Research and development facilities are decentralized within Brunswick’s operating segments, and most are located at manufacturing sites.

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

The primary facilities used in Brunswick’s continuing operations are in the following locations:

Boat Segment:  Adelanto, Los Angeles and Sacramento, California; Old Lyme, Connecticut; Edgewater, Merritt Island, Palm Coast, Pompano Beach and St. Petersburg, Florida; Fort Wayne, Indiana; Lowell, Michigan; Little Falls and New York Mills, Minnesota; Lebanon, Missouri; New Bern and Raleigh, North Carolina; Ashland City, Knoxville and Vonore, Tennessee; Pickering, Ontario, Canada; Princeville, Quebec, Canada; Toronto, Ontario, Canada; Zhuhai, People’s Republic of China; Reynosa, Mexico; and Kidderminster, United Kingdom. Brunswick owns all of these facilities with the exception of the Adelanto, California; Pompano Beach, Florida; Lowell, Michigan; Raleigh, North Carolina; and Pickering, Ontario, Canada, facilities, which are leased.

Marine Engine Segment:  Miramar, Panama City and St. Cloud, Florida; Stillwater and Tulsa, Oklahoma; Brookfield, Fond du Lac and Oshkosh, Wisconsin; Petit Rechain, Belgium; Suzhou, People’s Republic of China; Juarez, Mexico; Auckland, New Zealand; Vila Nova de Cerveira, Portugal; Singapore; Skelleftea, Sweden; and Newton Abbot, United Kingdom. The Auckland, New Zealand; and Skelleftea, Sweden facilities are leased. The remaining facilities are owned by Brunswick.

Fitness Segment:  Franklin Park and Schiller Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and Kiskoros and Szekesfehervar, Hungary. The Schiller Park office and a portion of the Franklin Park facility are leased. The remaining facilities are owned by Brunswick or, in the case of the Kiskoros, Hungary, facility, by a company in which Brunswick is the majority owner.

Bowling & Billiards Segment:  Lake Forest, Illinois; Muskegon, Michigan; Richland Hills, Texas; Bristol, Wisconsin; Szekesfehervar, Hungary; and Reynosa, Mexico; 104 bowling recreation centers in the United States, Canada and Europe, and one retail billiards store in a Boston suburb. Approximately 40 percent of BB&B’s bowling centers, as well as the Richland Hills and Reynosa manufacturing facilities and the retail billiards store and warehouses, are leased. The remaining facilities are owned by Brunswick.

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

Tax Case

In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. In 2003 and 2004, the Company made payments to the IRS comprised of approximately $33 million in taxes due and approximately $39 million of pretax interest (approximately $25 million after-tax) to avoid future interest costs. Subsequently, the Company and the IRS settled all issues involved in and related to this case. As a result, the Company reversed $42.6 million of tax reserves in 2006, primarily related to the reassessment of underlying exposures, received a refund of $12.9 million from the IRS, and recorded an additional tax receivable of $4.1 million for interest related to these tax years. In 2008, the Company protested that the IRS’s calculation of the $4.1 million interest receivable due to the Company was understated. As a result, the IRS paid the Company approximately $10 million for interest related to these tax years in 2008. Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax effect of the IRS's audit adjustments.

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

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $42.5 million to $72.5 million as of December 31, 2008. At December 31, 2008 and 2007, Brunswick had reserves for environmental liabilities of $46.9 million and $48.0 million, respectively. There were   environmental provisions of $0.0, $0.7 million and $0.0 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Asbestos Claims

Brunswick’s subsidiary, Old Orchard Industrial Corp., is a defendant in more than 8,000 lawsuits involving claims of asbestos exposure from products manufactured by Vapor Corporation (Vapor), a former subsidiary that the Company divested in 1990. Virtually all of the asbestos suits involve numerous other defendants. The claims generally allege that Vapor sold products that contained components, such as gaskets, which included asbestos, and seek monetary damages. Neither Brunswick nor Vapor is alleged to have manufactured asbestos. Several thousand claims have been dismissed with no payment and no claim has gone to jury verdict. In a few cases, claims have been filed against other Brunswick entities, with a majority of these suits being either dismissed or settled for nominal amounts. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Australia Trade Practices Investigation

In January 2005, Brunswick received a notice to furnish information and documents to the Australian Competition and Consumer Commission (ACCC). A subsequent notice was received in October of 2005. Following the completion of its investigation in December 2006, the ACCC commenced proceedings against a former Brunswick subsidiary, Navman Australia Pty Limited (Navman Australia), with respect to its compliance with the Trade Practices Act of 1974 as it pertained to Navman Australia’s sales practices from 2001 to 2005. The ACCC had alleged that Navman Australia engaged in resale price maintenance in breach of the Act. In December 2007, the Australian courts approved a settlement in favor of ACCC for approximately $1.3 million, which the Company paid in January 2008.

Chinese Supplier Dispute

Brunswick was involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment. Zhonglu had asserted counterclaims seeking damages for alleged breach of contract among other claims in August 2007. The arbitration tribunal issued a ruling in the Company’s favor for a net amount of approximately $0.1 million. Zhonglu subsequently sought relief from the ruling from the High Court of Hong Kong and the Company filed pleadings in opposition to this requested relief. On February 10, 2009, the High Court of Hong Kong ruled in the Company's favor and affirmed the arbitration award in all material respects.

Patent Infringement Dispute.

In October 2006, Brunswick was sued by Electromotive, Inc. (Electromotive) in the United States District Court for the Northern District of Virginia. Electromotive claimed that a number of engines sold by Brunswick’s Mercury Marine business had infringed on an expired patent held by Electromotive related to a method for ignition timing. On July 27, 2007, a jury returned a verdict in favor of Electromotive in the amount of approximately $3 million. In October 2007, the Company and Electromotive reached an agreement to settle the case at a level below the verdict in lieu of pursuing respective appeals.

Brazilian Customs Dispute.

In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $14 million related to the importation of Life Fitness products into Brazil. The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer’s suggested retail price of those goods in the United States. This assessment was dismissed during 2008. The Brazilian Customs Office has appealed the ruling as a matter of course.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

Executive Officers of the Registrant

Brunswick’s executive officers are listed in the following table:

Officer	Present Position	Age

Dustan E. McCoy	Chairman and Chief Executive Officer	59
Peter B. Hamilton	Senior Vice President and Chief Financial Officer	62
Lloyd C. Chatfield II	Vice President, General Counsel and Secretary	40
Andrew E. Graves	Vice President and President – US Marine and Outboard Boats	49
Warren N. Hardie	Vice President and President – Brunswick Bowling & Billiards	58
B. Russell Lockridge	Vice President and Chief Human Resources Officer	59
Alan L. Lowe	Vice President and Controller	57
John C. Pfeifer	Vice President, President – Brunswick Marine in EMEA and President – Brunswick Global Structure	43
Mark D. Schwabero	Vice President and President – Mercury Marine	56
Richard C. Stone	Vice President and President – Sea Ray Group	53
John E. Stransky	Vice President and President – Life Fitness Division	56

There are no familial relationships among these officers. The term of office of all elected officers expires May 6, 2009. The Executive Officers are appointed from time to time at the discretion of the Chief Executive Officer.

Dustan E. McCoy was named Chairman and Chief Executive Officer of Brunswick in December 2005. He was Vice President of Brunswick and President – Brunswick Boat Group from 2000 to 2005. From 1999 to 2000, he was Vice President, General Counsel and Secretary of Brunswick.

Peter B. Hamilton was named Senior Vice President and Chief Financial Officer of Brunswick in September 2008. He served as Vice Chairman of the Board of Brunswick from 2000 until his retirement in 2007; Executive Vice President and Chief Financial Officer of Brunswick from 1998 to 2000; and Senior Vice President and Chief Financial Officer of Brunswick from 1995 to 1998.

Lloyd C. Chatfield II was named Vice President, General Counsel and Secretary of Brunswick in July 2007. He has been with Brunswick Corporation since 2000 serving in various capacities, most recently as Deputy General Counsel and Managing Director of Mergers and Acquisitions.

Andrew E. Graves was named Vice President and President – US Marine and Outboard Boats in February 2008.  Previously, he was President – Brunswick Boat Group Freshwater Group from 2005 to 2008.  From 2003 to 2005, Mr. Graves was President of Dresser Flow Solutions.

Warren N. Hardie was named President – Brunswick Bowling & Billiards in February 2006. Previously, he was President – Bowling Retail from 1998 to February 2006.

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of Brunswick since 1999.

Alan L. Lowe has been Vice President and Controller of Brunswick since September 2003.

John C. Pfeifer was named Vice President and President – Brunswick Marine in EMEA, as well as President – Brunswick Global Structure, in February 2008.  Mr. Pfeifer joined Brunswick in 2006, serving most recently as President – Brunswick Asia/Pacific Group.  Prior to joining Brunswick, Mr. Pfeifer held executive positions with ITT Corporation from 2000 to 2006.

Mark D. Schwabero was named Vice President and President – Mercury Marine in December 2008. Previously, he was President – Mercury Outboards since 2004.

Richard C. Stone was named Vice President and President – Sea Ray Group in February 2006.  Previously he was Vice President and Chief Financial Officer of the Brunswick Boat Group from 2001 to 2006 and Senior Vice President and Chief Financial Officer of Sea Ray from 1989 to 2001.

John E. Stransky was named Vice President and President – Life Fitness Division in February 2006. Previously, he was President – Brunswick Bowling & Billiards from February 2005 to February 2006 and President of the Billiards division from 1998 to 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick’s common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 21 – Quarterly Data in the Notes to Consolidated Financial Statements. As of February 23, 2009, there were 12,847 shareholders of record of the Company’s common stock.

In October 2008, Brunswick announced its annual dividend on its common stock of $0.05 per share, payable in December 2008. Brunswick intends to continue to pay annual dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company’s stockholders.

In the second quarter of 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company did not repurchase any shares during 2008. During 2007 and 2006, the Company repurchased approximately 4.1 million and 5.6 million shares under this program for $125.8 million and $195.6 million, respectively. As of December 31, 2008, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception with a remaining authorization of $240.4 million. The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares.

Brunswick’s dividend and share repurchase policies may be affected by, among other things, the Company’s views on future liquidity, potential future capital requirements and current restrictions contained in the amended and restated revolving credit facility.

Performance Graph

Comparison of Five-Year Cumulative Total Return among Brunswick, S&P 500 Index and S&P 500 Global Industry Classification Standard (GICS) Consumer Discretionary Index

	2003	2004	2005	2006	2007	2008
Brunswick	100.00	157.81	131.35	104.76	57.36	14.23
S&P 500 Index	100.00	108.99	112.27	127.56	132.06	81.23
S&P 500 GICS Consumer Discretionary Index	100.00	112.15	103.90	121.80	104.36	68.12

The basis of comparison is a $100 investment at December 31, 2003, in each of (i) Brunswick, (ii) the S&P 500 Index, and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel, and leisure equipment. Brunswick is included in this index and believes the other companies included in this index provide a representative sample of enterprises that are in primary lines of business that are similar to Brunswick.

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2008, 2007 and 2006 have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2005, 2004 and 2003 have been derived from the consolidated financial statements of the Company that are not included herein. The financial data presented below have been restated to present discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(in millions, except per share data)	2008	2007	2006	2005	2004	2003

Results of operations data
Net sales	$4,708.7	$5,671.2	$5,665.0	$5,606.9	$5,058.1	$4,063.6
Operating earnings (loss) (A)	(611.6)	107.2	341.2	468.7	394.8	223.5
Earnings (loss) before interest and taxes (A)	(584.7)	136.3	354.2	524.1	408.4	233.6
Earnings (loss) before income taxes (A)	(632.2)	92.7	309.7	485.9	373.3	204.0
Net earnings (loss) from continuing operations (A)	(788.1)	79.6	263.2	371.1	263.8	137.0

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax (B)	—	32.0	(129.3)	14.3	6.0	(1.8)

Net earnings (loss) (A)	$(788.1)	$111.6	$133.9	$385.4	$269.8	$135.2

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations (A)	$(8.93)	$0.88	$2.80	$3.80	$2.76	$1.50
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	—	0.36	(1.38)	0.15	0.06	(0.02)

Net earnings (loss) (A)	$(8.93)	$1.24	$1.42	$3.95	$2.82	$1.48

Average shares used for computation of basic earnings per share	88.3	89.8	94.0	97.6	95.6	91.2

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations (A)	$(8.93)	$0.88	$2.78	$3.76	$2.71	$1.49
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	—	0.36	(1.37)	0.14	0.06	(0.02)

Net earnings (loss) (A)	$(8.93)	$1.24	$1.41	$3.90	$2.77	$1.47

Average shares used for computation of diluted earnings per share	88.3	90.2	94.7	98.8	97.3	91.9

(A)
2008 results include $688.4 million of pretax goodwill impairment charges, trade name impairment charges and restructuring, exit and other impairment charges. 2007 results include $88.6 million of pretax trade name impairment charges and restructuring, exit and other impairment charges. 2006 results include $17.1 million of pretax restructuring, exit and other impairment charges.

(B)	Earnings (loss) from discontinued operations in 2007 include net gains of $29.8 million related to the sales of the discontinued businesses. Earnings (loss) from discontinued operations in 2006 include an $85.6 million impairment charge ($73.9 million pretax) related to the Company’s announcement in December 2006 that proceeds from the sale of BNT were expected to be less than its book value. See Note 20 – Discontinued Operations in the Notes to Consolidated Financial Statements for further details.

(in millions, except per share and other data)	2008	2007	2006	2005	2004	2003

Balance sheet data
Total assets of continuing operations	$3,223.9	$4,365.6	$4,312.0	$4,414.8	$4,198.9	$3,523.4
Debt Short-term	$3.2	$0.8	$0.7	$1.1	$10.7	$23.8
Long-term	728.5	727.4	725.7	723.7	728.4	583.8
Total debt	731.7	728.2	726.4	724.8	739.1	607.6
Common shareholders’ equity (A) (B)	729.9	1,892.9	1,871.8	1,978.8	1,712.3	1,323.0

Total capitalization (A) (B)	$1,461.6	$2,621.1	$2,598.2	$2,703.6	$2,451.4	$1,930.6

Cash flow data Net cash provided by (used for) operating of activities continuing operations	$(12.1)	$344.1	$351.0	$421.6	$424.4	$405.7
Depreciation and amortization	177.2	180.1	167.3	156.3	153.6	149.4
Capital expenditures	102.0	207.7	205.1	223.8	163.8	157.7
Acquisitions of businesses	—	6.2	86.2	130.3	248.2	140.0
Investments	(20.0)	(4.1)	(6.1)	18.1	16.2	39.3
Stock repurchases	—	125.8	195.6	76.0	—	—
Cash dividends paid	4.4	52.6	55.0	57.3	58.1	45.9

Other data Dividends declared per share	$0.05	$0.60	$0.60	$0.60	$0.60	$0.50
Book value per share (A) (B)	8.27	20.99	19.76	20.03	17.60	14.40
Return on beginning shareholders’ equity	(41.6)%	6.0%	6.8%	22.5%	20.4%	12.3%
Effective tax rate	(24.7)%	14.1%	15.0%	23.6%	29.3%	32.8%
Debt-to-capitalization rate (A) (B)	50.1%	27.8%	28.0%	26.8%	30.2%	31.5%
Number of employees	19,760	27,050	28,000	26,500	24,745	22,525
Number of shareholders of record	12,842	13,052	13,695	14,143	14,952	15,373
Common stock price (NYSE) High	$19.28	$34.80	$42.30	$49.50	$49.85	$32.08
Low	2.01	17.05	27.56	35.09	31.25	16.35
Close (last trading day)	4.21	17.05	31.90	40.66	49.50	31.83

(A)
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

(B)
2008 results include $688.4 million of pretax goodwill impairment charges, trade name impairment charges and restructuring, exit and other impairment charges. 2007 results include $88.6 million of pretax trade name impairment charges and restructuring, exit and other impairment charges. 2006 results include $17.1 million of pretax restructuring, exit and other impairment charges.

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

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company's ongoing business performance.

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

Overview and Outlook

General

In 2008, Brunswick significantly restructured its business in order to operate effectively in light of a difficult economic climate, while maintaining its strategic objective to solidify its leadership position in the marine, fitness and bowling & billiards industries, by:

•	Maintaining strong liquidity during difficult economic times;

•	Focusing on cost reduction initiatives across the organization through the resizing and realignment of Brunswick’s manufacturing operations and organizational structure;

•	Shrinking and consolidating its manufacturing footprint to a level that allows each facility to produce at higher volumes and lower costs;

•
Lowering its marine production levels to achieve reductions in pipeline inventories held by its dealers in order to maintain the health of the Company’s many dealers in a difficult retail environment; and

•
Distributing products through a model that benefits the Company’s dealers and distributors by providing additional products and services that will make them more successful, improve the customer experience and, in turn, make Brunswick more successful.

Accomplishments in support of the Company’s strategic objectives in 2008 include:

Maintaining Liquidity:

–	Amended its revolving credit facility, which provides the Company with an option to borrow for operating cash requirements, if necessary; and

–	Ended the year with $317.5 million of cash, compared with $331.4 million at the end of 2007, despite a difficult economy.

Manufacturing Realignment:

–	Adjustments to the manufacturing footprint to streamline operations, including permanent closure of eight facilities and the temporary closure of another three facilities;

–	Several boat manufacturing plants are now manufacturing multiple brands, rather than dedicated facilities for single brands; and

–	Reduced the number of models being manufactured in order to better utilize the new footprint and to reduce complexity and costs.

Cost Reduction Initiatives:

–	Reduced total Company work force by 27 percent;

–	Consolidated functions throughout the organization and removed layers of management; and

–	Exited or sold non-strategic businesses and assets.

Dealer Health:

–	Removed approximately 6,700 boats, or approximately 22 percent, from dealer pipeline inventories; and

–
Extended its Brunswick Acceptance Company, LLC (BAC) joint venture agreement with CDF Ventures, LLC, a subsidiary of GE Capital Corporation, through 2014, providing Brunswick’s boat and engine dealers secured wholesale inventory floor-plan financing.

International Operations:

–	Increased its focus in Latin America and the Middle East. International sales now represent approximately 44 percent of net sales from continuing operations.

Despite its success in executing these objectives, Brunswick saw a decline in its financial performance due to difficult marine market conditions and contracting global credit markets. Net sales from continuing operations in 2008 decreased to $4,708.7 million from $5,671.2 million in 2007. The overall decrease in sales was primarily due to the continued reduction in marine industry demand as a result of a weak global economy, soft housing markets and the contraction of liquidity in global credit markets. The reduction in marine industry demand is evidenced by the declining number of retail unit sales of powerboats in the United States since 2005, with the rate of decline accelerating during 2008. Industry retail unit sales were down significantly during 2008 compared with the already low retail unit sales during 2007. In 2008, the Company reported higher sales in the Bowling & Billiards segments, as well as higher sales outside the United States for the Boat, Fitness and Bowling & Billiards segments. These increases were more than offset by a reduction in the Boat, Marine Engine and Fitness segments’ sales in the United States.

Operating losses from continuing operations for 2008 were $611.6 million, with negative operating margins of 13.0 percent. Operating earnings from continuing operations for 2007 were $107.2 million, with operating margins of 1.9 percent. The 2008 results included goodwill and trade name impairment charges of $511.1 million and $177.3 million of restructuring, exit and other impairment charges, while the 2007 results included trade name impairment charges of $66.4 million and $22.2 million of restructuring, exit and other impairment charges. The operating losses during 2008 primarily resulted from higher goodwill and trade name impairment charges, lower sales from marine operations, reduced fixed-cost absorption due to reduced production rates in the Company’s marine businesses in an effort to achieve appropriate levels of dealer pipeline inventories and higher restructuring, exit and other impairment charges. These factors were partially offset by successful cost-reduction initiatives, as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements.

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs. The sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded in Investment sale gains in the Consolidated Statements of Operations.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market has continued to decline, Brunswick expanded its restructuring activities during 2006, 2007 and 2008 in order to improve performance and better position the Company to address current market conditions and enable long-term profitable growth.

The Company has reported its restructuring initiatives into three classifications: exit activities; restructuring activities; and definite-lived asset impairments. The Company considers employee termination costs, lease exit costs, inventory write-downs and facility shutdown costs related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the potential sale of the Valley-Dynamo coin-operated commercial billiards business and the divestiture of MotoTron to be exit activities. Other employee termination costs, costs to retain and relocate employees, consulting costs and costs to consolidate the manufacturing footprint are considered restructuring activities. Definite-lived impairments are costs related to the write-downs of fixed assets, tooling, patents and proprietary technology, and customer relationships.

Total restructuring, exit and other impairment charges in 2008 were $177.3 million, which include $19.3 million of gains recognized on the sales of non-strategic assets. The $177.3 million consists of $101.7 million in the Boat segment, $29.4 million in the Marine Engine segment, $3.3 million in the Fitness segment, $21.7 million in the Bowling & Billiards segment and $21.2 million at Corporate. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The actions taken under these initiatives are expected to benefit future operations by removing fixed costs of approximately $60 million from Cost of sales and approximately $300 million from Selling, general and administrative in the Consolidated Statements of Operations by the end of 2009 compared with 2007 spending levels. The majority of these costs are expected to be cash savings once all restructuring initiatives are complete. The Company has begun to see savings related to these initiatives in 2008 and expects all savings to be realized by the end of 2009.

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

During the third quarter of 2008, Brunswick encountered a significant adverse change in the business climate. A weak U.S. economy, soft housing markets and the contraction of liquidity in global credit markets contributed to the continued reduction in demand for certain Brunswick products and, consequently, the reduced wholesale production rates for those affected products. As a result of this reduced demand, along with lower-than-projected profits across certain Brunswick brands and lower commitments received from its dealer network in the third quarter, management revised its future cash flow expectations in the third quarter of 2008, which lowered the fair value estimates of certain businesses.

As a result of the lower fair value estimates, Brunswick concluded that the carrying amounts of its Boat segment and bowling retail and billiards reporting units within the Bowling & Billiards segment exceeded their respective fair values. The Company compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $374.0 million pretax impairment charge needed to be recognized in the third quarter of 2008. Of this amount, $361.3 million relates to the Boat segment reporting unit, $1.7 million relates to the bowling retail reporting unit within the Bowling & Billiards segment and $11.0 million relates to the billiards reporting unit within the Bowling & Billiards segment. The Company also recognized goodwill impairment charges of $1.5 million in the Boat segment reporting unit and $1.7 million related to the billiards reporting unit within the Bowling & Billiards segment earlier in 2008 as a result of deciding to exit certain businesses. As a result of the $377.2 million of impairments, all goodwill at these respective reporting units has been written down to zero.

In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other indefinite-lived intangibles, consisting exclusively of acquired trade names. Brunswick estimated the fair value of trade names by performing a discounted cash flow analysis based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a pretax trade name impairment charge of $121.1 million in the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value. Of this amount, $115.7 million relates to the Boat segment reporting unit, $4.5 million relates to the Marine Engine segment reporting unit and $0.9 million relates to the billiards reporting unit within the Bowling & Billiards segment. The Company also recognized trade name impairment charges of $5.2 million in the Boat segment reporting unit and $7.6 million related to the billiards reporting unit within the Bowling & Billiards segment earlier in 2008 as a result of deciding to exit certain businesses.

Discontinued Operations

As discussed in Note 20 – Discontinued Operations in the Notes to Consolidated Financial Statements, on April 27, 2006, the Company announced its intention to sell the majority of the Brunswick New Technologies (BNT) business unit, consisting of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. During the second quarter of 2006, Brunswick began reporting the results of these BNT businesses, which were previously reported in the Marine Engine segment, as discontinued operations for all periods presented. The Company’s results, as discussed in Management’s Discussion and Analysis, reflect continuing operations only, unless otherwise noted. The Company completed the divestiture of the BNT discontinued operations in 2007.

Outlook for 2009

Looking ahead to 2009, the Company expects 2009 revenues to be lower when compared with 2008, with higher relative percentage declines occurring in the first half of the year. The expectation of lower revenues reflects the view that marine retail demand will continue to decline, at least through the first six months of the year, and that the Company is planning to sell product at wholesale and manufacture at levels below marine retail demand.

Operating earnings and margins for 2009 are expected to be adversely affected by the reduction in production and wholesale shipments, as discussed above. These actions are expected to have an unfavorable effect on margins due to reduced gross margins on lower sales volumes and lower fixed-cost absorption on reduced production. These reductions in sales demand and production volumes, along with incremental pension-related expenses of approximately $75 million pretax and the possible resumption of variable compensation, are expected to lead to lower earnings and margins in 2009 when compared with 2008 earnings and margins before goodwill and trade name impairments. Partially offsetting these factors are expected to be nearly $200 million of net cost reductions resulting from the full-year effect of actions taken in 2008 and further cost reduction activities implemented and planned in 2009. Also partially mitigating the impact of lower sales and production is the effect of lower restructuring charges of approximately $125 million in 2009 versus 2008. More significant reductions in demand for the Company’s products may necessitate additional restructuring or exit charges in 2009. Excluding the effect of any special tax items that may occur or any changes to tax legislation, Brunswick is expecting to record a tax provision on operating losses in 2009. This is primarily the result of the expected inability to recognize tax benefits on projected domestic net operating losses and a projected tax provision on foreign earnings.

Matters Affecting Comparability

The following events have occurred during 2008, 2007 and 2006, which the Company believes affect the comparability of the results of operations:

Goodwill impairment charges. As a result of the continued reduction in demand for certain Brunswick products, along with lower-than-projected profits across certain Brunswick brands, management revised its future cash flow expectations in the third quarter of 2008. The revised future cash flow expectations resulted in the Company lowering its estimate of fair value of certain businesses and required the Company to take a $374.0 million pretax goodwill impairment charge during the third quarter of 2008, as prescribed by SFAS 142.

In 2008, the Company incurred $377.2 million of goodwill impairment charges, which include the aforementioned $374.0 million, along with impairments related to the analyses of its Baja boat business and its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008. There were no comparable charges recognized in 2007 or 2006. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

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

In 2008, the Company has taken $133.9 million of trade name impairment charges, which include the aforementioned $121.1 million and additional impairments related to the previous analyses of its Bluewater Marine boat business and its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008. This charge compares with the $66.4 million trade name impairment charge taken in 2007, related to the impairment of certain outboard boat trade names. There were no comparable charges recognized in 2006. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

Restructuring, exit and other impairment charges. Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. During 2008, the Company recorded a charge of $177.3 million related to these restructuring activities as compared with $22.2 million during 2007 and $17.1 million during 2006. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Investment sale gains. In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs. The sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded in Investment sale gains in the Consolidated Statements of Operations.

In September 2008, Brunswick sold its investment in a foundry located in Mexico for $5.1 million gross cash proceeds. The sale resulted in a $2.1 million pretax gain and was recorded in Investment sale gains in the Consolidated Statements of Operations.

Tax Items. During 2008, the Company recognized a tax provision of $155.9 million on operating losses from continuing operations of $632.2 million for an effective tax rate of (24.7) percent. Typically, the Company would recognize a tax benefit on operating losses; however, due to the uncertainty of the realization of certain net deferred tax assets, a provision of $338.3 million was recognized to increase the deferred tax asset valuation allowance. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

During 2007, the Company recognized special tax benefits of $9.8 million, primarily as a result of favorable tax reassessments and its election to apply the indefinite reversal criterion of APB 23 to the undistributed net earnings of certain foreign subsidiaries, as discussed in Note 10 – Income Taxes in the Notes to Consolidated Financial Statements. These benefits were partially offset by expense related to changes in estimates of prior years’ tax return filings and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset.

During 2006, the Company reduced its tax provision primarily due to $47.0 million of tax benefits, consisting mostly of $40.2 million of tax reserve reassessments of underlying exposures. Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further detail.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006:

				2008 vs. 2007			2007 vs. 2006
				Increase/(Decrease)			Increase/(Decrease)
(in millions, except per share data)	2008	2007	2006	$	%		$	%

Net sales	$4,708.7	$5,671.2	$5,665.0	$(962.5)	(17.0)%		$6.2	0.1%
Gross margin (A)	867.4	1,157.8	1,233.3	(290.4)	(25.1)%		(75.5)	(6.1)%
Goodwill impairment charges	377.2	—	—	377.2	NM		—	—
Trade name impairment charges	133.9	66.4	—	67.5	NM		66.4	NM
Restructuring, exit and other impairment charges	177.3	22.2	17.1	155.1	NM		5.1	29.8%
Operating earnings (loss)	(611.6)	107.2	341.2	(718.8)	NM		(234.0)	(68.6)%
Net earnings (loss) from continuing operations	(788.1)	79.6	263.2	(867.7)	NM		(183.6)	(69.8)%

Diluted earnings per share	$(8.93)	$0.88	$2.78	$(9.81)	NM		$(1.90)	(68.3)%

Expressed as a percentage of Net sales
Gross margin	18.4%	20.4%	21.7%		(200	)bpts		(130	)bpts
Selling, general and administrative expense	14.2%	14.5%	13.1%		(30	)bpts		140	bpts
Research & development expense	2.6%	2.4%	2.3%		20	bpts		10	bpts
Goodwill impairment charges	8.0%	—%	—%		800	bpts		—
Trade name impairment charges	2.8%	1.2%	—%		160	bpts		120	bpts
Restructuring, exit and other impairment charges	3.8%	0.4%	0.3%		340	bpts		10	bpts
Operating margin	(13.0)%	1.9%	6.0%		NM			(410	)bpts
    __________

    bpts = basis points
    NM = not meaningful

    (A)       Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

2008 vs. 2007

The decrease in net sales was primarily due to reduced marine industry demand compared with 2007 as a result of uncertainty in the global economy and the related contraction of liquidity in global credit markets. Weakness in marine retail demand was previously isolated to the United States; however, the recent uncertainty in the global economy has had an adverse effect on worldwide retail demand. As a result of the prolonged decline in marine retail demand and tighter credit markets, a large dealer filed for bankruptcy in 2008. If additional dealers file for bankruptcy, Brunswick’s net sales and earnings from continuing operations may be unfavorably affected through lower market exposure and the associated decline in sales and the potential for the repurchase of Brunswick products or recourse payments on customers’ debt obligations.

Although net sales in 2008 were down 17 percent from 2007, the Company saw strong sales of commercial fitness equipment and bowling products and experienced increases in revenue from Brunswick Zone XL centers.

Sales outside the United States increased $42.1 million to $2,058.5 million in 2008, with the largest increase in contributions coming from the Latin American region, which increased $51.2 million to $247.8 million, and the Africa & Middle East region, which increased $23.7 million to $121.8 million. The total growth outside the United States was largely attributable to higher sales from the Boat, Bowling & Billiards and Fitness segments.

Brunswick’s gross margin percentage decreased 200 basis points in 2008 to 18.4 percent from 20.4 percent in 2007. The decrease was primarily due to lower fixed-cost absorption and inefficiencies due to reduced production rates, as a result of the Company’s efforts to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand, and higher raw material and component costs. This decrease was partially offset by price increases at certain businesses, successful cost-reduction efforts and lower variable compensation expense.

Operating expenses decreased by $171.4 million to $790.6 million in 2008. The decrease was primarily driven by successful cost reduction initiatives and lower variable compensation expense, but was partially offset by the effect of unfavorable foreign currency translation.

During 2008, the Company incurred $511.1 million of impairment charges related to its goodwill and trade names. These charges compare with the $66.4 million impairment charge taken on certain trade names during the comparable 2007 period. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

During 2008, the Company announced additional restructuring activities including the closing of its bowling pin manufacturing facility in Antigo, Wisconsin; closing of its boat plant in Bucyrus, Ohio, in connection with the divestiture of its Baja boat business; closing of its Swansboro, North Carolina, boat plant; closing its production facility in Newberry, South Carolina; the cessation of boat manufacturing at one of its facilities in Merritt Island, Florida; the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business; the closing of its production facilities in Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington; mothballing its Navassa, North Carolina, boat plant; and the reduction of its employee workforce across the Company. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The decrease in operating earnings was mainly due to reduced sales volumes, along with lower fixed-cost absorption, goodwill and trade name impairments taken during 2008 and the restructuring activities discussed above.

Equity earnings decreased $14.8 million to $6.5 million in 2008. The decrease in equity earnings was mainly the result of lower earnings from the Company’s marine joint ventures and the absence of earnings from its bowling joint venture in Japan, as the joint venture was sold in the first quarter of 2008.

During 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds and its investment in a foundry located in Mexico for $5.1 million gross cash proceeds. These sales resulted in $23.0 million of pretax gains.

The decrease in Other income (expense), net was due to the absence of a legal claim settlement against a third-party service provider in 2007. The 2007 settlement resulted in $7.1 million of income, net of legal fees, and was reflected in Other income (expense), net.

Interest expense increased $1.9 million to $54.2 million in 2008 compared with 2007, primarily as a result of higher interest rates on outstanding debt. In July 2008, the Company issued $250 million of notes due in 2013 to fund the maturity of $250 million of notes due in July 2009, as described in Note 14 – Debt in the Notes to Consolidated Financial Statements. Interest income decreased $2.0 million to $6.7 million in 2008 compared with 2007 primarily as a result of lower invested balances during 2008.

During 2008, the Company recognized a tax provision of $155.9 million on operating losses from continuing operations of $632.2 million for an effective tax rate of (24.7) percent. Typically, the Company would recognize a tax benefit on operating losses; however, due to the uncertainty of the realization of certain net deferred tax assets, a provision of $338.3 million was recognized to increase the deferred tax asset valuation allowance. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

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

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 88.3 million in 2008 from 90.2 million in 2007. Although no shares were repurchased during 2008, the average outstanding shares in 2007 did not fully reflect the effects of the 4.1 million shares repurchased in 2007, as discussed in Note 19 – Share Repurchase Program in the Notes to Consolidated Financial Statements.

There was no activity related to discontinued operations in 2008 as the disposition was completed during 2007.

2007 vs. 2006

The increase in net sales was primarily due to the strong performance of boat and engine sales outside the United States, higher Fitness segment sales resulting from increased sales volumes, higher sales of marine parts and accessories, and sales gains at bowling retail entertainment centers. These factors slightly outpaced the impact of continued reduction in United States marine industry demand.

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

Brunswick’s gross margin percentage decreased 130 basis points in 2007 to 20.4 percent from 21.7 percent in 2006. This decrease was the result of lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand; higher raw material and component costs; increased promotional incentives, restructuring expenses and unfavorable warranty experiences in the Boat segment; and a mix shift toward lower horsepower four-stroke engines manufactured by a joint venture that carry lower margins. These unfavorable factors were partially offset by successful cost-reduction efforts, the benefit of a weaker dollar and increased worldwide sales volume in the Fitness segment.

Operating expenses increased $87.0 million to $962.0 million in 2007, due to higher variable compensation expense, inflation and the effects of a weaker dollar, the absence of the gains on sales of property sold in 2006 and the absence of a favorable settlement with an insurance carrier on environmental coverage received in 2006.

Also contributing to the decline in both operating earnings and margins was a $66.4 million pretax trade name impairment charge recorded during the third quarter of 2007, as discussed in Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements and $22.2 million of restructuring, exit and other impairment charges as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements. There were no comparable trade name impairments in 2006, while there were $17.1 million of restructuring, exit and other impairment charges in 2006.

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

The Company completed the divestiture of the BNT discontinued operations during 2007. With the net asset impairment taken prior to the disposition of the BNT businesses in the fourth quarter of 2006 of $85.6 million, after-tax, and the subsequent 2007 gains of $29.8 million, after-tax, on the BNT business sales, the net impact to the Company of these dispositions was a net loss of $55.8 million, after-tax.

Segments

The Company operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards.  Refer to Note 5 – Segment Information in the Notes to Consolidated Financial Statements for details on the operations of these segments.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2008, 2007 and 2006:

				2008 vs. 2007		2007 vs. 2006
				Increase/(Decrease)		Increase/(Decrease)
(in millions)	2008	2007	2006	$	%	$	%

Net sales	$2,011.9	$2,690.9	$2,864.4	$(679.0)	(25.2)%	$(173.5)	(6.1)%
Goodwill impairment charges	$362.8	$—	$—	$362.8	NM	$—	—
Trade name impairment charges	$120.9	$66.4	$—	$54.5	82.1%	$66.4	NM
Restructuring, exit and other impairment charges	$101.7	$15.9	$4.2	$85.8	NM	$11.7	NM
Operating earnings	$(653.7)	$(81.4)	$135.6	$(572.3)	NM	$(217.0)	NM
Operating margin	(32.5)%	(3.0)%	4.7%		NM		(770	)bpts
Capital expenditures	$42.6	$94.9	$75.8	$(52.3)	(55.1)%	$19.1	25.2%
__________

bpts = basis points
NM = not meaningful

2008 vs. 2007

The decrease in Boat segment net sales was largely attributable to the effect of reduced marine retail demand in U.S. markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories. In addition to the weak retail demand, the contraction of liquidity in global credit markets has led to lower net sales in 2008, especially during the second half of the year.

The goodwill and trade name impairment charges in 2008 were primarily the result of its SFAS 142 analysis performed during the third quarter of 2008. The remaining charges were the result of deciding to exit certain businesses. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

During 2008, Brunswick continued its restructuring initiatives as described in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements. Certain significant actions taken at the Boat segment include the sale of certain assets of its Baja boat business, the cessation of production of Bluewater Marine group boats and the closure of several of its US Marine production facilities, as described below.

During the second quarter of 2008, the Company sold certain assets of its Baja boat business (Baja) to Fountain Powerboat Industries, Inc. (Fountain). The transaction was aimed at further refining the Company’s product portfolio and focusing its resources on brands and marine segments that are considered to be core to the Company’s future success. The Company ramped down production at its Bucyrus, Ohio, plant through the end of May. The total costs of the Baja transaction were approximately $15 million, all of which were incurred during 2008. The majority of the $15 million charge consisted of asset write-downs related to selected assets sold to Fountain and the residual assets sold to third parties.

During the second quarter of 2008, the Company ceased production of boats for its Bluewater Marine group (Bluewater), including the Sea Pro, Sea Boss, Palmetto and Laguna brands, which were manufactured at its Newberry, South Carolina, facility. The total costs of the Bluewater cessation were approximately $24 million, all of which were incurred during 2008. The majority of the $24 million charge consisted of asset write-downs related to the disposition of selected assets.

During the second half of 2008, the Company closed several of its US Marine production facilities, which produce Bayliner, Maxum and Trophy boats and Meridian yachts, in an effort to continue to consolidate its manufacturing footprint. The Company incurred approximately $26 million in costs related to these closures in 2008 and expects to incur approximately $17 million of additional costs in 2009. The majority of the approximately $43 million in costs represents asset write-downs related to the disposition of selected assets and severance charges.

Boat segment operating earnings decreased from 2007 primarily due to goodwill and trade name impairment charges, a decrease in sales volume and increased restructuring, exit and other impairment charges. Additionally, lower fixed-cost absorption and increased inventory repurchase obligation accruals contributed to the decline in operating earnings. This decrease was partially offset by savings from successful cost-reduction initiatives and lower variable compensation expense.

Capital expenditures in 2008 were largely attributable to tooling costs for the production of new models. Capital spending was lower during 2008 as a result of discretionary capital spending constraints and the acquisition of the boat manufacturing facility in Navassa, North Carolina, in 2007.

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

Boat segment operating earnings decreased from 2006, primarily due to a decrease in sales volume and the $66.4 million pretax impairment charges taken on certain indefinite-lived intangible assets, as discussed in Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements. Additionally, increased promotional incentives, higher raw material costs, higher restructuring costs, increased variable compensation expense and additional warranty costs also contributed to the decline in operating earnings.

Capital expenditures increased in 2007 as a result of the acquisition of a boat manufacturing facility in Navassa, North Carolina. Other than the acquisition of the manufacturing facility in 2007 and a marina in 2006, the 2007 and 2006 capital expenditures were largely attributable to tooling costs for the production of new models across all boat brands.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2008, 2007 and 2006:

				2008 vs. 2007			2007 vs. 2006
				Increase/(Decrease)			Increase/(Decrease)
(in millions)	2008	2007	2006	$	%		$		%

Net sales	$1,955.9	$2,357.5	$2,271.3	$(401.6)	(17.0)%		$86.2		3.8%
Trade name impairment charges	$4.5	$—	$—	$4.5	NM		$—		—
Restructuring, exit and other impairment charges	$29.4	$3.4	$9.5	$26.0	NM		$(6.1)		(64.2)%
Operating earnings	$68.3	$183.7	$193.8	$(115.4)	(62.8)%		$(10.1)		(5.2)%
Operating margin	3.5%	7.8%	8.5%		(430	)bpts		(70	)bpts
Capital expenditures	$21.7	$54.8	$72.5	$(33.1)	(60.4)%		$(17.7)		(24.4)%
__________

bpts = basis points
NM = not meaningful

2008 vs. 2007

Net sales recorded by the Marine Engine segment decreased compared with 2007 primarily due to the Company’s reduction in wholesale shipments in response to reduced marine retail demand in the United States. In addition to the weak retail demand in the United States, the contraction of liquidity in global credit markets in the second half of 2008 also led to lower net sales outside the United States in 2008.

As a result of its SFAS 142 review of goodwill and trade names, Brunswick incurred trade name charges within the Marine Engine segment during 2008. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

The restructuring, exit and other impairment charges recognized during 2008 are primarily related to severance charges and other restructuring activities initiated in 2008 and include $19.3 million of gains recognized on the sales of non-strategic assets. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Marine Engine segment operating earnings decreased in 2008 as a result of lower sales volumes; restructuring, exit and other impairment charges associated with the Company’s initiatives to reduce costs across all business units; and trade name impairment charges. Additionally, lower fixed-cost absorption and an increased concentration of sales in lower-margin products contributed to the decline in operating earnings. This decrease was partially offset by the savings from successful cost-reduction initiatives and lower variable compensation expense.

Capital expenditures in 2008 and 2007 were primarily related to the continued investments in new products, but were lower during 2008 as a result of discretionary capital spending constraints.

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

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2008, 2007 and 2006:

				2008 vs. 2007			2007 vs. 2006
				Increase/(Decrease)			Increase/(Decrease)
(in millions)	2008	2007	2006	$	%		$		%

Net sales	$639.5	$653.7	$593.1	$(14.2)	(2.2)%		$60.6		10.2%
Restructuring, exit and other impairment charges	$3.3	$—	$—	$3.3	NM		$—		—
Operating earnings	$52.2	$59.7	$57.8	$(7.5)	(12.6)%		$1.9		3.3%
Operating margin	8.2%	9.1%	9.7%		(90	)bpts		(60	)bpts
Capital expenditures	$4.5	$11.8	$11.0	$(7.3)	(61.9	) %	$0.8		7.3%
__________

bpts = basis points
NM = not meaningful

2008 vs. 2007

The decrease in Fitness segment net sales was largely attributable to volume declines in consumer equipment sales in the United States, as individuals continue to defer purchasing discretionary items. Competitive pricing pressures in global markets also contributed to the sales decline in 2008. These decreases were partially offset by sales of the recently introduced Elevation line of new cardiovascular products.

The restructuring, exit and other impairment charges recognized during 2008 are related to write-downs of non-strategic assets and severance charges. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The Fitness segment operating earnings were adversely affected by lower sales of consumer equipment in the United States, competitive pricing pressures, increases in raw material and fuel costs and the implementation of various restructuring activities. Operating earnings benefited from successful cost-reduction initiatives and lower variable compensation expense.

2008 capital expenditures were primarily related to tooling for new products, but were lower during 2008 as a result of the substantial completion of the Elevation series of cardiovascular equipment in early 2008.

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

The Fitness segment operating earnings benefited from sales volume growth in commercial products, higher contributions from the resale of certified pre-owned fitness equipment in Europe and a decline in United States freight and installation costs. These benefits were partially offset by a mix shift in sales toward lower margin products in the United States and Europe, the unfavorable effect of inflation on wages and benefits, higher research and development and marketing costs related to the launch of new cardiovascular products and higher product warranty costs.

2007 capital expenditures were related to continued investments in a new line of cardiovascular products while capital expenditures in 2006 were primarily related to investment in an engineering research and development facility.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2008, 2007 and 2006:

				2008 vs. 2007			2007 vs. 2006
				Increase/(Decrease)			Increase/(Decrease)
(in millions)	2008	2007	2006	$	%		$		%

Net sales	$448.3	$446.9	$458.3	$1.4	0.3%		$(11.4)		(2.5)%
Goodwill impairment charges	$14.4	$–	$–	$14.4	NM		$–		–
Trade name impairment charges	$8.5	$–	$–	$8.5	NM		$–		–
Restructuring, exit and other impairment charges	$21.7	$2.8	$2.7	$18.9	NM		$0.1		3.7%
Operating earnings	$(12.7)	$16.5	$22.1	$(29.2)	NM		$(5.6)		(25.3)%
Operating margin	(2.8)%	3.7%	4.8%		(650)	bpts		(110)	bpts
Capital expenditures	$26.9	$41.6	$43.7	$(14.7)	(35.3)%		$(2.1)		(4.8)%
__________

bpts = basis points
NM = not meaningful

2008 vs. 2007

Bowling & Billiards segment net sales were up from prior year levels primarily as a result of sales associated with Brunswick Zone XL centers opened during 2007 and 2008 and stronger capital equipment sales. Mostly offsetting this increase was a decline in equivalent bowling retail entertainment center sales as well as volume declines in consumer and commercial billiards tables.

The goodwill and trade name impairment charges in 2008 were primarily the result of its SFAS 142 analysis performed during the third quarter of 2008. The remaining charges related to the Valley-Dynamo business. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

During 2008, Brunswick continued its restructuring initiatives as described in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements. The Company evaluated several strategic options, including the potential sale of its Valley-Dynamo coin-operated commercial billiards business. The Company incurred approximately $19 million of costs in 2008 related to the potential sale and expects to incur additional costs of approximately $4 million in 2009. The majority of the $23 million charge relates to asset write-downs.

The decrease in 2008 operating earnings was attributable to goodwill and trade name impairment charges, restructuring, exit and other impairment charges as well as the impact of lower sales of consumer and commercial billiards tables and lower non-Brunswick Zone XL bowling retail entertainment sales. Partially offsetting this decrease was the impact of increased capital equipment sales, improved efficiency at the Reynosa, Mexico, bowling ball manufacturing facility, savings from successful cost-reduction initiatives and the full year impact of recently opened Brunswick Zone XL centers.

Decreased capital expenditures in 2008 were driven primarily by reduced spending for Brunswick Zone XL centers, as the Company had more centers under construction during 2007 compared with 2008.

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

Corporate

The following table sets forth restructuring activities undertaken at Corporate for the years ended December 31, 2008, 2007 and 2006:

				2008 vs. 2007		2007 vs. 2006
				Increase/(Decrease)		Increase/(Decrease)
(in millions)	2008	2007	2006	$	%	$	%

Restructuring, exit and other impairment charges	$21.2	$0.1	$0.7	$21.1	NM	$(0.6)	NM
__________

NM = not meaningful

The restructuring, exit and other impairment charges recognized during 2008 are related to write-downs and disposals of non-strategic assets and severance charges. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2008, 2007 and 2006:

(in millions)	2008	2007	2006

Net cash provided by (used for) operating activities of continuing operations	$(12.1)	$344.1	$351.0
Net cash provided by (used for):
Capital expenditures	(102.0)	(207.7)	(205.1)
Proceeds from investment sales	45.5	—	—
Proceeds from the sale of property, plant and equipment	28.3	10.1	7.2
Other, net	17.2	25.6	(0.4)

Free cash flow from continuing operations *	$(23.1)	$172.1	$152.7
__________

*
The Company defines Free cash flow from continuing operations as cash flow from operating and investing activities of continuing operations (excluding cash used for acquisitions and investments) and excluding financing activities. Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2008 vs. 2007

In 2008, net cash used for operating activities of continuing operations totaled $12.1 million, compared with net cash provided by operating activities of continuing operations in 2007 of $344.1 million. This decrease was driven by a $788.1 million net loss from continuing operations, adjusted for non-cash pretax charges for goodwill, trade name and other impairments of $564.3 million. Additionally, the Company experienced an increase of $100.0 million in working capital in 2008, compared with a decrease in working capital of $3.5 million in 2007. Working capital is defined as non-cash current assets less current liabilities. The 2008 increase in working capital was primarily the result of reductions in the Company's accounts payable and accrued expenses relating to the reduced level of production activity, largely in the marine engine and boat segments, the cancellation of variable compensation for 2008 and lower accrued discounts during 2008. These declines were partially offset by lower inventories and lower trade receivables which were driven by reduced demand for its marine products.

Cash flows from investing activities included capital expenditures of $102.0 million, compared with $207.7 million in 2007. There were no acquisitions in 2008 and, therefore no cash was paid during 2008. Cash paid for acquisitions, net of cash acquired, totaled $6.2 million in 2007. See Note 7 – Acquisitions in the Notes to Consolidated Financial Statements for further details on Brunswick’s acquisitions. Additionally, cash flows from investing activities in 2008 benefited from the $45.5 million in proceeds from the sale of its interest in its bowling joint venture in Japan and its investment in a foundry located in Mexico, as well as the $14.0 million of proceeds from the sale of MotoTron and the $3.0 million of proceeds from the sale of Albemarle.

The Company expects investments for capital expenditures in 2009 to be below 2008 levels as discretionary capital spending constraints will require the Company to focus primarily on investments to maintain Company operations and position it to respond when marine markets recover.

Cash flows from financing activities of continuing operations resulted in a use of cash of $10.8 million in 2008 compared with $167.8 million in 2007. The decrease was due to a reduction in the dividend declared to $0.05 per share in 2008 compared with a $0.60 per share dividend declared in 2007. The dividends resulted in dividend payouts of $4.4 million in 2008 and $52.6 million in 2007. Additionally, no shares were repurchased in 2008, compared with $125.8 million of share repurchases in 2007. The Company did not receive any cash from stock options exercised in 2008, compared with $10.8 million in 2007. Also, included in Net issuances of short-term debt is $9.4 million of fees that were incurred in 2008 in connection with the amendment to the Company’s revolving credit facility.

Cash and cash equivalents totaled $317.5 million as of December 31, 2008, a decrease of $13.9 million from $331.4 million in 2007. Total debt as of December 31, 2008 and December 31, 2007, was $731.7 million and $728.2 million, respectively. Brunswick’s debt-to-capitalization ratio increased to 50.1 percent as of December 31, 2008, from 27.8 percent as of December 31, 2007, as a result of current year losses from continuing operations and the loss of value in the assets supporting the pension plan.

From time-to-time, the Company utilizes short-term borrowings to fund interim working capital requirements, particularly during the first half of the calendar year. In the past, if short-term borrowings were required, the Company issued commercial paper, which was supported with a revolving credit facility. The Company’s corporate credit ratings were lowered throughout 2008, with Standard and Poor’s Rating Services currently assigning a rating of B- and Moody’s Investors Service currently assigning a rating of B2. At current ratings levels, the Company no longer has access to commercial paper markets as a short-term borrowing source.

The Company has a $400.0 million revolving credit facility (Facility) in place with a group of banks, as described in Note 14 – Debt in the Notes to Consolidated Financial Statements. In December 2008, the Company converted the Facility into a $400.0 million secured, asset-based facility, which remains in place through May 2012. Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain cash balances, accounts receivable, inventory, and machinery and equipment of the Company’s domestic subsidiaries. As of December 31, 2008, the borrowing base totaled $290.0 million and available capacity totaled $201.1 million, net of $88.9 million of letters of credit outstanding under the Facility. The December 31, 2008, borrowing base does not include any values for machinery and equipment or cash, which will be added when required documentation is completed. The borrowing base will be affected by changes in eligible collateral in future periods. The Facility contains a minimum fixed-charges coverage covenant, which is effective when the available borrowing capacity under the Facility falls below certain thresholds. There were no loan borrowings under the Facility in 2008 or 2007. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the Facility. The borrowing rate, as calculated in accordance with the Facility, was 4.47% as of December 31. 2008.

Continued weakness in the marine marketplace can jeopardize the financial stability of the Company’s dealers. Specifically, dealer inventory levels may be higher than desired, inventory may be aging beyond preferred levels and dealers may experience reduced cash flow. These factors may impair a dealer’s ability to meet payment obligations to Brunswick or to third-party financing sources and obtain financing for new product. If a dealer is unable to meet its obligations to third-party financing sources, Brunswick may be required to repurchase a portion of its own products from these third-party financing sources. See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further details.

While there can be no assurances in light of the current economic environment, with the amended revolving credit facility in place, management believes that available cash balances, along with free cash flow, are expected to be adequate to fund the Company’s near-term operating cash requirements. Management believes that, in spite of recent credit rating downgrades, the Company has access to adequate sources of liquidity and financing to meet the Company’s short-term and long-term needs.

The aggregate funded status of the Company’s qualified pension plans, measured as a percentage of the projected benefit obligation, declined to 63.2 percent in 2008 from 99.9 percent in 2007 primarily as a result of negative asset returns in 2008. As of December 31, 2008, the Company’s qualified pension plans were underfunded on an aggregate projected benefit obligation basis by $381.1 million. See Note 15 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The Company contributed $2.6 million to fund benefit payments in its nonqualified plan in both 2008 and 2007. The Company was not required to make contributions to its qualified pension plans in 2008 or 2007.

2007 vs. 2006

For the year ended December 31, 2007, the Company changed its presentation of the consolidated statements of cash flows to include net earnings and net earnings (loss) from discontinued operations. Accordingly, the Company revised the 2006 consolidated statement of cash flows. Net cash flows from operating, investing and financing activities have not changed.

In 2007, net cash provided by operating activities of continuing operations totaled $344.1 million, compared with $351.0 million in 2006. This decrease was caused by a $142.1 million decline in net earnings from continuing operations, adjusted for the non-cash pretax impairment charge of $66.4 million ($41.5 million after-tax). The decrease in net earnings from continuing operations was primarily offset by more favorable changes in working capital between periods as the Company experienced a $3.5 million decrease in working capital, defined as non-cash current assets less current liabilities, in 2007 versus a $92.8 million increase in 2006. The favorable change in working capital was driven by a decrease in cash variable compensation payouts during 2007, as well as increased accrued promotional incentives in the Boat and Engine segments, compared with prior year. These factors were partially offset by operating cash used to fund inventory increases in 2007, compared with 2006. Although production rates were lowered to help achieve reduced levels of marine pipeline inventories, increases in inventory balances exceeded those in the prior year as a result of the reduction in retail demand for both boats and engines, higher engine inventories to support growth in markets outside the United States, acquisitions completed during 2006 and the ramp up of production at the Company’s Hatteras facility in Swansboro, North Carolina, which opened in late 2005, as well as the Navassa facility acquired in July 2007. Additionally, accounts receivable balances increased due to growth in marine sales outside the United States, which carry longer terms.

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

Cash paid for acquisitions, net of cash acquired, totaled $6.2 million and $86.2 million in 2007 and 2006, respectively. See Note 7 – Acquisitions in the Notes to Consolidated Financial Statements for further details on Brunswick’s acquisitions. Brunswick received $4.1 million from its joint ventures, net of investments, in 2007 compared with $6.1 million, net of investments, in 2006. Additionally, cash flows from investing activities in 2007 benefited from the Company’s receipt of proceeds on notes associated with divestitures that occurred in previous years.

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

Through an agreement reached in the second quarter of 2008, the term of the joint venture was extended through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal, purchase or termination by either partner at the end of this term. The agreement also contained provisions allowing for CDFV to terminate the joint venture if the Company is unable to maintain compliance with financial covenants. During the fourth quarter of 2008, the partners reached an agreement to amend the financial covenant to conform it to the minimum fixed charges test contained in the Company’s amended and restated revolving credit facility. The Company was in compliance with this covenant at the end of the fourth quarter.

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

BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at December 31, 2008, and December 31, 2007, was $26.7 million and $47.0 million, respectively. The reduction in BFS’s total investment in BAC is the result of lower outstanding receivables balances and a lower total investment requirement.

BFS recorded income related to the operations of BAC of $7.5 million, $12.7 million and $13.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts include amounts earned by BFS under the aforementioned income sharing agreement, but exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Accounts receivable totaling $715.4 million, $887.3 million and $832.0 million were sold to BAC in 2008, 2007 and 2006, respectively. Discounts of $5.8 million, $8.0 million and, $7.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, have been recorded as an expense in Other income (expense), net, in the Consolidated Statements of Operations. The outstanding balance of receivables sold to BAC was $77.4 million as of December 31, 2008, compared with $93.1 million as of December 31, 2007. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $2.6 million, $2.7 million and, $2.2 million in 2008, 2007 and 2006, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

  As of December 31, 2008 and 2007, the Company had a retained interest in $41.0 million and $46.4 million of the total outstanding accounts receivable sold to BAC, respectively.  The Company’s maximum exposure as of December 31, 2008 and 2007, related to these amounts was $28.2 million and $28.9 million, respectively.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These balances are included in the amounts in Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

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

Contractual Obligations

The following table sets forth a summary of the Company’s contractual cash obligations for continuing operations as of December 31, 2008:

	Payments due by period
		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years

Contractual Obligations
Debt (1)	$731.7	$3.2	$153.1	$251.4	$324.0
Interest payments on long-term debt	579.1	59.3	116.2	94.5	309.1
Operating leases (2)	195.1	45.3	73.3	38.3	38.2
Purchase obligations (3)	171.7	139.9	31.8	—	—
Deferred management compensation (4)	38.7	0.2	16.2	7.2	15.1
Other tax liabilities (5)	11.8	11.8	—	—	—
Other long-term liabilities (6)	203.4	24.3	76.7	23.7	78.7

Total contractual obligations	$1,931.5	$284.0	$467.3	$415.1	$765.1
__________

(1)	See Note 14 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company’s debt.

(2)	See Note 18 – Leases in the Notes to Consolidated Financial Statements for additional information on the Company’s operating leases.

(3)	Purchase obligations represent agreements with suppliers and vendors at the end of 2008 for raw materials and other supplies as part of the normal course of business.

(4)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability.

(5)
Represents the liability reported in accordance with the Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As of December 31, 2008, the Company’s liability for uncertain income tax positions was $44.2 million including interest. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

(6)
Other long-term liabilities include amounts reflected on the balance sheet, which primarily include certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties and are treated as a secured obligation under SFAS No. 140, postretirement benefit obligations, and obligations under deferred revenue arrangements.

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

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. If current estimates for the cost of resolving any specific matters are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required. The Company records a reserve when it is probable that a loss has been incurred and the loss can be reasonably estimated. The Company establishes its reserve based on its best estimate within a range of losses. If the Company is unable to identify the best estimate, the Company records the minimum amount in the range. The Company has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board of Directors and believes the following are the most critical accounting policies that could have an effect on Brunswick’s reported results.

Revenue Recognition and Sales Incentives. The Company’s revenue is derived primarily from the sale of boats, marine engines, fitness equipment, bowling products, retail bowling activities and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectibility is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotional activities and rebates. The estimated liability for sales incentives is recorded at the later of the time of program communication to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the recorded value of the liability and revenue is adjusted.

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

Restructuring. From time to time, the Company engages in actions associated with cost reduction initiatives which are accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The Company’s restructuring actions require significant estimates including (a) expenses for severance and other employee separation costs, (b) remaining lease obligations, including sublease income, and (c) other exit costs. The Company has accrued amounts that it believes are its best estimates of the obligations it expects to incur in connection with these actions, but these estimates are subject to change due to market conditions and final negotiations. Should the actual amounts differ from the originally estimated amounts, Brunswick’s earnings could decrease.

The Company recognized $177.3 million, $22.2 million and $17.1 million in restructuring charges in 2008, 2007 and 2006, respectively, which are discussed in more detail in Note 2 - Restructuring Activities in the Notes to Consolidated Financial Statements.

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

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. In 2008, the Company recorded an increase to its deferred tax asset valuation allowance due to uncertainty surrounding the realization of certain net deferred tax assets using the guidance provided by SFAS No. 109, “Accounting for Income Taxes.” The Company estimates its tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company’s application of those laws and regulations. These factors may cause the Company’s tax rate and deferred tax balances to increase or decrease.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 6 – Fair Value Measurements in the Notes to Consolidated Financial Statements for additional disclosures.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 132(R)-1 may have on the consolidated financial statements.

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

(in millions)	2008	2007

Risk Category
Foreign exchange	$17.7	$37.7
Interest rates	$–	$5.3
Commodity prices	$1.7	$2.0

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 50.

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

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report for the fiscal year ended December 31, 2008. Management’s report is included in the Company’s 2008 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

While performing the Company’s annual valuation allowance assessment procedures in the fourth quarter of 2008, the Company discovered an error in its deferred tax asset valuation analysis. In connection therewith, the Company identified a material weakness in internal control over financial reporting. The Company determined that it had not maintained effective controls to correctly assess a valuation allowance to reduce certain net deferred tax assets to their anticipated realizable value in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) as of September 27, 2008. The ineffective controls resulted in a misstatement of deferred income taxes and a non-cash charge to net earnings (loss) from continuing operations for the third quarter of 2008. Accordingly, the Company filed a Form 10-Q/A for the period ended September 27, 2008, restating the financial statements to correct for the misstatement. Solely as a result of this material weakness, the Company concluded that its disclosure controls were not effective as of September 27, 2008.

Although the Company believes that it had designed effective controls related to deferred tax assets as of the end of the third quarter of 2008, the operating effectiveness of these controls was inadequate as of the end of that period. In order to improve the operating effectiveness of these controls, the Company implemented more extensive and comprehensive technical tax accounting reviews and more complete book and tax reconciliation procedures. These remediation efforts implemented during the fourth quarter of 2008 validated the operating effectiveness of these controls and confirmed that the material weakness cited above had been corrected as of December 31, 2008.

Other than as set forth in this Form 10-K, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to the Directors of the Company is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to the Company’s Audit Committee and the Company’s code of ethics is incorporated by reference from the discussion under the heading Corporate Governance in the Proxy Statement. Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

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

Item 14. Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by the Company’s independent registered public accounting firm and the Audit Committee’s policy on pre-approval of audit and permissible non-audit services of the Company’s independent registered public accounting firm is incorporated by reference from the discussion under the headings Ratification of Independent Registered Public Accounting Firm–Fees Incurred for Services of Ernst & Young and Ratification of Independent Registered Public Accounting Firm–Approval of Services Provided by Independent Registered Public Accounting Firm in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 50. The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 103.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008. The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 24, 2009

/s/ DUSTAN E. McCOY	/s/ PETER B. HAMILTON
Dustan E. McCoy	Peter B. Hamilton
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Brunswick Corporation

We have audited Brunswick Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brunswick Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Brunswick Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brunswick Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of Brunswick Corporation and our report dated February 24, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2009

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, on January 1, 2007, Brunswick Corporation changed its method of accounting for uncertain tax positions to conform with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Additionally, on December 31, 2006, Brunswick Corporation changed its method of accounting for defined benefit pension and other postretirement benefit plans to conform with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brunswick Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2009

BRUNSWICK CORPORATION
Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2008	2007	2006

Net sales	$4,708.7	$5,671.2	$5,665.0
Cost of sales	3,841.3	4,513.4	4,431.7
Selling, general and administrative expense	668.4	827.5	742.8
Research and development expense	122.2	134.5	132.2
Goodwill impairment charges	377.2	-	-
Trade name impairment charges	133.9	66.4	-
Restructuring, exit and other impairment charges	177.3	22.2	17.1
Operating earnings (loss)	(611.6)	107.2	341.2
Equity earnings	6.5	21.3	14.9
Investment sale gains	23.0	-	-
Other income (expense), net	(2.6)	7.8	(1.9)
Earnings (loss) before interest and income taxes	(584.7)	136.3	354.2
Interest expense	(54.2)	(52.3)	(60.5)
Interest income	6.7	8.7	16.0
Earnings (loss) before income taxes	(632.2)	92.7	309.7
Income tax provision	155.9	13.1	46.5
Net earnings (loss) from continuing operations	(788.1)	79.6	263.2

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	–	2.2	(43.7)
Gain on disposal of discontinued operations, net of tax	–	29.8	–
Impairment charges on assets held for sale, net of tax	–	–	(85.6)
Net earnings (loss) from discontinued operations	–	32.0	(129.3)

Net earnings (loss)	$(788.1)	$111.6	$133.9

Earnings per common share:
Basic
Net earnings (loss) from continuing operations	$(8.93)	$0.88	$2.80
Net earnings (loss) from discontinued operations	–	0.36	(1.38)

Net earnings (loss)	$(8.93)	$1.24	$1.42

Diluted
Net earnings (loss) from continuing operations	$(8.93)	$0.88	$2.78
Net earnings (loss) from discontinued operations	–	0.36	(1.37)

Net earnings (loss)	$(8.93)	$1.24	$1.41

Weighted average shares used for computation of:
Basic earnings per share	88.3	89.8	94.0
Diluted earnings per share	88.3	90.2	94.7

Cash dividends declared per common share	$0.05	$0.60	$0.60

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions)	2008	2007

Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$317.5	$331.4
Accounts and notes receivable, less allowances of $41.7 and $31.2	444.8	572.4
Inventories
Finished goods	457.7	446.7
Work-in-process	248.2	323.4
Raw materials	105.8	136.6
Net inventories	811.7	906.7
Deferred income taxes	103.2	249.9
Prepaid expenses and other	59.7	53.9
Current assets	1,736.9	2,114.3

Property
Land	107.1	103.5
Buildings and improvements	683.8	697.4
Equipment	1,156.6	1,205.7
Total land, buildings and improvements and equipment	1,947.5	2,006.6
Accumulated depreciation	(1,155.4)	(1,117.8)
Net land, buildings and improvements and equipment	792.1	888.8
Unamortized product tooling costs	125.5	164.0
Net property	917.6	1,052.8

Other assets
Goodwill	290.9	678.9
Other intangibles	86.6	245.6
Investments	75.4	132.1
Other long-term assets	116.5	141.9
Other assets	569.4	1,198.5

Total assets	$3,223.9	$4,365.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions, except share data)	2008	2007

Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including $1.3 and $0.8 of current maturities of long-term debt	$3.2	$0.8
Accounts payable	301.3	437.3
Accrued expenses	696.7	858.1
Current liabilities	1,001.2	1,296.2

Long-term liabilities
Debt	728.5	727.4
Deferred income taxes	25.0	12.3
Postretirement benefits	528.3	192.8
Other	211.0	244.0
Long-term liabilities	1,492.8	1,176.5

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	412.3	409.0
Retained earnings	1,095.9	1,888.4
Treasury stock, at cost: 14,793,000 and 15,092,000 shares	(422.9)	(428.7)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	28.8	50.8
Defined benefit plans:
Prior service costs	(8.9)	(9.2)
Net actuarial losses	(452.1)	(92.6)
Unrealized investment gains (losses)	(2.5)	1.5
Unrealized gains (losses) on derivatives	2.4	(3.2)
Total accumulated other comprehensive loss	(432.3)	(52.7)
Shareholders’ equity	729.9	1,892.9

Total liabilities and shareholders’ equity	$3,223.9	$4,365.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2008	2007	Revised 2006

Cash flows from operating activities
Net earnings (loss)	$(788.1)	$111.6	$133.9
Less: net earnings (loss) from discontinued operations	–	32.0	(129.3)
Net earnings (loss) from continuing operations	(788.1)	79.6	263.2
Depreciation and amortization	177.2	180.1	167.3
Deferred income taxes	236.2	(44.4)	(30.0)
Goodwill impairment charges	377.2	–	–
Trade name impairment charges	133.9	66.4	–
Other impairment charges	53.2	0.4	–
Income taxes	(72.5)	50.8	4.5
Changes in non-cash current assets and current liabilities
Change in accounts and notes receivable	123.4	(45.9)	(4.3)
Change in inventory	81.7	(42.9)	(28.7)
Change in prepaid expenses and other	(2.3)	3.3	0.8
Change in accounts payable	(135.0)	(13.5)	9.5
Change in accrued expenses	(167.8)	102.5	(70.1)
Other, net	(29.2)	7.7	38.8
Net cash provided by (used for) operating activities of continuing operations	(12.1)	344.1	351.0
Net cash used for operating activities of discontinued operations	–	(29.8)	(35.7)
Net cash provided by (used for) operating activities	(12.1)	314.3	315.3

Cash flows from investing activities
Capital expenditures	(102.0)	(207.7)	(205.1)
Acquisitions of businesses, net of cash acquired	–	(6.2)	(86.2)
Investments	20.0	4.1	6.1
Proceeds from investment sales	45.5	–	–
Proceeds from the sale of property, plant and equipment	28.3	10.1	7.2
Other, net	17.2	25.6	(0.4)
Net cash provided by (used for) investing activities of continuing operations	9.0	(174.1)	(278.4)
Net cash provided by (used for) investing activities of discontinued operations	–	75.6	(5.5)
Net cash provided by (used for) investing activities	9.0	(98.5)	(283.9)

Cash flows from financing activities
Net issuances of short-term debt	(7.4)	–	(0.2)
Net proceeds from issuance of long-term debt	252.0	0.7	250.3
Payments of long-term debt including current maturities	(251.0)	(0.9)	(251.1)
Cash dividends paid	(4.4)	(52.6)	(55.0)
Stock repurchases	–	(125.8)	(195.6)
Stock options exercised	–	10.8	15.9
Net cash used for financing activities of continuing operations	(10.8)	(167.8)	(235.7)
Net cash used for financing activities of discontinued operations	–	–	–
Net cash used for financing activities	(10.8)	(167.8)	(235.7)

Net increase (decrease) in cash and cash equivalents	(13.9)	48.0	(204.3)
Cash and cash equivalents at January 1	331.4	283.4	487.7

Cash and cash equivalents at December 31	$317.5	$331.4	$283.4

Supplemental cash flow disclosures:
Interest paid	$48.3	$54.8	$61.2
Income taxes paid (received), net	$(7.8)	$6.7	$72.0

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders’ Equity

						Accumulated
		Additional			Unearned	Other
	Common	Paid-in	Retained	Treasury	Compensation	Comprehensive
(in millions, except per share data)	Stock	Capital	Earnings	Stock	and Other	Income (Loss)	Total

Balance, December 31, 2005	$76.9	$368.3	$1,741.8	$(136.0)	$(6.1)	$(66.1)	$1,978.8

Net earnings	—	—	133.9	—	—	—	133.9
Translation adjustments, net of tax	—	—	—	—	—	24.7	24.7
Unrealized investment losses, net of tax	—	—	—	—	—	(0.1)	(0.1)
Unrealized losses on derivatives, net of tax	—	—	—	—	—	(2.6)	(2.6)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	15.8	15.8

Comprehensive income	—	—	133.9	—	—	37.8	171.7
Adoption of FASB Statement No. 158, net of tax	—	—	—	—	—	(60.7)	(60.7)
Dividends ($0.60 per common share)	—	—	(55.0)	—	—	—	(55.0)
Stock repurchases	—	—	—	(195.6)	—	—	(195.6)
Tax benefit relating to stock options	—	2.9	—	—	—	—	2.9
Adoption of FASB Statement No. 123(R)	—	(6.1)	—	—	6.1	—	—
Compensation plans and other	—	13.6	—	16.1	—	—	29.7

Balance, December 31, 2006	76.9	378.7	1,820.7	(315.5)	—	(89.0)	1,871.8

Net earnings	—	—	111.6	—	—	—	111.6
Translation adjustments, net of tax	—	—	—	—	—	12.0	12.0
Unrealized investment gains, net of tax	—	—	—	—	—	1.7	1.7
Unrealized losses on derivatives, net of tax	—	—	—	—	—	(8.5)	(8.5)
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—	—	2.0	2.0
Net actuarial gains, net of tax	—	—	—	—	—	29.1	29.1

Comprehensive income	—	—	111.6	—	—	36.3	147.9
Adoption of FASB Interpretation No. 48	—	—	8.7	—	—	—	8.7
Dividends ($0.60 per common share)	—	—	(52.6)	—	—	—	(52.6)
Stock repurchases	—	—	—	(125.8)	—	—	(125.8)
Tax benefit relating to stock options	—	1.2	—	—	—	—	1.2
Compensation plans and other	—	29.1	—	12.6	—	—	41.7

Balance, December 31, 2007	76.9	409.0	1,888.4	(428.7)	—	(52.7)	1,892.9

Net earnings (loss)	—	—	(788.1)	—	—	—	(788.1)
Translation adjustments, net of tax	—	—	—	—	—	(22.0)	(22.0)
Unrealized investment losses, net of tax	—	—	—	—	—	(4.0)	(4.0)
Unrealized gains on derivatives, net of tax	—	—	—	—	—	5.6	5.6
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—	—	0.3	0.3
Net actuarial losses, net of tax	—	—	—	—	—	(359.5)	(359.5)

Comprehensive income (loss)	—	—	(788.1)	—	—	(379.6)	(1,167.7)
Dividends ($0.05 per common share)	—	—	(4.4)	—	—	—	(4.4)
Compensation plans and other	—	3.3	—	5.8	—	—	9.1

Balance, December 31, 2008	$76.9	$412.3	$1,095.9	$(422.9)	$—	$(432.3)	$729.9

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Basis of Presentation. The consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain previously reported amounts have been reclassified to conform to the current-period presentation. As indicated in Note 20 – Discontinued Operations, Brunswick’s results as discussed in the financial statements reflect continuing operations only, unless otherwise noted.

Revisions. The Company expanded its presentation of the Consolidated Statements of Cash Flows to include net earnings (loss) and net earnings (loss) from discontinued operations. Accordingly, the Company revised the 2006 Consolidated Statement of Cash Flows. Net cash flows from operating, investing and financing activities have not changed.

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
  The reported amounts of assets and liabilities at the date of the financial statements;
  The disclosure of contingent assets and liabilities at the date of the financial statements; and
  The reported amounts of revenues and expenses during the reporting periods.
Estimates in these consolidated financial statements include, but are not limited to:
  Allowances for doubtful accounts;
  Inventory valuation reserves;
  Reserves for dealer allowances;
  Warranty related reserves;
  Losses on litigation and other contingencies;
  Environmental reserves;
  Insurance reserves;
  Income tax reserves;
  Valuation of goodwill and other intangible assets;
  Valuation allowances on deferred tax assets;
  Reserves related to repurchase and recourse obligations;
  Reserves related to restructuring activities; and
  Postretirement benefit liabilities.
  The Company records a reserve when it is probable that a loss has been incurred and the loss can be reasonably estimated. The Company establishes its reserve based on its best estimate within a range of losses. If the Company is unable to identify the best estimate, the Company records the minimum amount in the range.

Brunswick Corporation
Notes to Consolidated Financial Statements

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

Accounts receivable also include domestic accounts receivable sold with full and partial recourse by Brunswick’s Marine Engine segment to Brunswick Acceptance Company LLC, as discussed in Note 9 – Financial Services. As of December 31, 2008 and 2007, the Company had a retained interest in $41.0 million and $46.4 million of the total outstanding accounts receivable sold to BAC, respectively, as a result of recourse provisions. The Company’s maximum exposure as of December 31, 2008 and 2007, related to these amounts was $28.2 million and $28.9 million, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of receivables subject to recourse was recorded in Accounts and notes receivable with an offsetting amount recorded in Accrued expenses in the Consolidated Balance Sheets. These balances are included in the amounts in Note 11 – Commitments and Contingencies.

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 62 percent and 63 percent of Brunswick’s inventories were determined by the first-in, first-out method (FIFO) at December 31, 2008 and 2007, respectively. Inventories valued at the last-in, first-out method (LIFO), which results in a better matching of costs and revenue, were $121.0 million and $116.2 million lower than the FIFO cost of inventories at December 31, 2008 and 2007, respectively. Inventory cost includes material, labor and manufacturing overhead. During 2008, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers. The LIFO reserve increase was partially offset by the effect of LIFO liquidations, which decreased cost of sales by $1.6 million in 2008.

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

(in millions)	2008	2007	2006

Gains on the sale of property	$4.2	$4.2	$3.3
Losses on the sale of property	(4.4)	(2.5)	(2.2)

Net gains (losses) on sale of property	$(0.2)	$1.7	$1.1

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

Brunswick Corporation
Notes to Consolidated Financial Statements

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), the amortization of goodwill and indefinite-lived intangible assets is no longer permitted; however, these assets must be reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill is a two-step process. The first step is to compare the fair value of a reporting unit with its carrying amount. The Company considers the Boat segment, Marine Engine segment, Fitness segment, bowling products business, bowling retail business and billiards business within the Bowling & Billiards segment to be reporting units for goodwill testing. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

The Company’s primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between 3 and 15 years, to their estimated residual values using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid had the Company not owned the trade name and instead licensed the trade name from another company.

The Company tests indefinite-lived intangible assets (which consist of acquired trade names) and goodwill for impairment in the fourth quarter of each year unless triggering events suggest that the assets may be impaired. During the third quarter of 2008, Brunswick encountered a significant adverse change in the business climate. A weak U.S. economy, soft housing markets and the emergence of a global credit crisis significantly reduced demand for certain Brunswick products. As a result of this reduced demand, along with lower-than-projected profits across certain Brunswick brands and lower purchase commitments received from its dealer network in the third quarter, management revised its future cash flow expectations in the third quarter of 2008, which lowered the fair value estimates of certain businesses.

As a result of the lower fair value estimates, the Company performed an interim analysis of impairment in the third quarter of 2008 and concluded that the carrying amounts of its Boat segment reporting unit and the bowling retail and billiards reporting units within the Bowling & Billiards segment exceeded their respective fair values. As a result, the Company compared the implied fair value of the goodwill in each reporting unit with the carrying value and recorded a $374.0 million pretax impairment charge in the third quarter of 2008. The Company also recognized goodwill impairment charges of $3.2 million in the first half of 2008 as a result of deciding to exit certain businesses.

In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other indefinite-lived intangibles, consisting exclusively of acquired trade names. Brunswick estimated the fair value of trade names by performing a discounted cash flow analysis based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a pretax trade name impairment charge of $121.1 million in the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value. The Company also recognized trade name impairment charges of $12.8 million in the first half of 2008 as a result of deciding to exit certain businesses.

A similar analysis was performed during the third quarter of 2007 related to certain outboard boat trade names as a result of reduced revenue forecasts and adverse adjustments to projected royalty rates for those trade names. A $66.4 million pretax impairment charge was recorded during the third quarter of 2007 as a result of that analysis. Refer to Note 3 – Goodwill and Trade Name Impairments for further details.

Brunswick Corporation
Notes to Consolidated Financial Statements

 Postretirement Benefits. Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158), eliminating the minimum liability concept under which any adjustments to recognize the Company’s additional minimum liability were offset with the recognition of an intangible asset. Refer to Note 15 – Postretirement Benefits for further details regarding the Company’s adoption of SFAS 158.

Investments. For investments in which Brunswick owns or controls from 20 percent to 50 percent of the voting shares, which includes all of Brunswick’s unconsolidated joint venture investments, the equity method of accounting is used. The Company’s share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations. The Company accounts for its long-term investments that represent less than 20 percent ownership using SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115). The Company has investments in certain equity securities that have readily determinable market values and are being accounted for as available-for-sale equity investments in accordance with SFAS 115. Therefore, these investments are recorded at fair market value with changes reflected in Accumulated other comprehensive income (loss), a component of Shareholders’ equity, on an after-tax basis.

Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments, and at December 31, 2008 and 2007, such investments were recorded at the lower of cost or fair value.

Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144), the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. The Company tested its long-lived asset balances for impairment as triggering events occurred during 2008 and 2007, resulting in impairment charges of $59.9 million and $4.8 million, respectively.

Other Long-Term Assets. Other long-term assets are primarily long-term notes receivable, which include cash advances made to customers, principally boat builders and fitness equipment customers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. The reduction in the note receivable balance is recorded as a reduction in the Company’s sales revenue as a sales discount. In the event sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2008 and 2007, totaled $23.4 million and $25.2 million, respectively. One boat builder customer and its owner comprised approximately 33 percent and 50 percent of these amounts as of December 31, 2008 and 2007, respectively.

Other long-term notes receivable also include leases and other long-term receivables originated by the Company and assigned to third parties. As of December 31, 2008 and 2007, these amounts totaled $55.4 million and $57.6 million, respectively. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the assignment is treated as a secured obligation as a result of the Company’s commitment to repurchase the obligation in the event of customer non-payment. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities — Other.

Revenue Recognition. Brunswick’s revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment, bowling products, bowling retail activities and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectibility is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale in accordance with Emerging Issues Task Force (EITF) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products).” Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Advertising Costs. Advertising and promotion costs, included in SG&A expenses, are expensed when the advertising first takes place. Advertising and promotion costs were $62.0 million, $71.8 million and $67.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Brunswick Corporation
Notes to Consolidated Financial Statements

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

Comprehensive Income. Accumulated other comprehensive income (loss) includes prior service costs and net actuarial gains and losses for defined benefit plans, currency translation adjustments and unrealized derivative and investment gains and losses, all net of tax. The net effect of these items reduced Shareholders’ equity on a cumulative basis by $432.3 million and $52.7 million as of December 31, 2008 and 2007, respectively. The change from 2007 to 2008 was primarily due to an increase in net actuarial losses related to the Company’s pension and postretirement benefit plans totaling $359.2 million, largely related to the loss of value in the assets supporting the pension plans, and unfavorable foreign currency translation adjustments of $22.0 million. The tax effect included in Accumulated other comprehensive income (loss) was $(11.0) million, which includes a valuation allowance on items in other comprehensive income (loss), for the year ended December 31, 2008, and $42.5 million for the year ended December 31, 2007.

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

Stock-Based Compensation. On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of selling, general and administrative expense in the Consolidated Statements of Operations. See Note 16 – Stock Plans and Management Compensation for a description of the Company’s accounting for stock-based compensation plans.

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

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 6 – Fair Value Measurements for additional disclosures.

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

Brunswick Corporation
Notes to Consolidated Financial Statements

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 132(R)-1 may have on the consolidated financial statements.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007 and 2008 in order to improve performance and better position the Company for current market conditions and longer-term growth. These initiatives have resulted in the recognition of restructuring, exit and other impairment charges in the Statement of Operations during 2006, 2007 and 2008.

The actions taken under these initiatives are expected to benefit future operations by removing fixed costs of approximately $60 million from Cost of sales and approximately $300 million from Selling, general and administrative in the Consolidated Statements of Operations by the end of 2009 compared with 2007 spending levels. The majority of these costs are expected to be cash savings once all restructuring initiatives are complete. The Company has begun to see savings related to these initiatives in 2008 and expects all savings to be realized by the end of 2009.

The nature of the costs incurred under these initiatives include:

Restructuring Activities – These amounts primarily relate to:

·         Employee termination and other benefits
·         Costs to retain and relocate employees
·         Consulting costs
·         Consolidation of manufacturing footprint

Exit Activities – These amounts primarily relate to:

·         Employee termination and other benefits
·         Lease exit costs
·         Inventory write-downs
·         Facility shutdown costs

Asset Disposition Actions – These amounts primarily relate to sales of assets and definite-lived asset impairments on:

·         Fixed assets
·         Tooling
·         Patents and proprietary technology
·         Dealer networks

Definite-lived asset impairments are recognized when, as a result of the restructuring activities initiated, the carrying amount of the long-lived asset is not expected to be fully recoverable, in accordance with SFAS 144. The impairments recognized were equal to the difference between the carrying amount of the asset and the fair value of the asset, which was determined using observable inputs, when available, and, when observable inputs were not available, based on the Company’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company considers actions related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the potential sale of the Valley-Dynamo coin-operated commercial billiards business and the divestiture of MotoTron to be exit activities. All other actions taken are considered to be restructuring activities.

Brunswick Corporation
Notes to Consolidated Financial Statements

The specific actions undertaken and their related status are described below.

Actions initiated in 2006

In November 2006, Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. The restructuring initiatives included the consolidation of certain boat manufacturing facilities, sales offices and distribution warehouses and reductions in the Company’s global workforce. Through 2006, the Company incurred restructuring costs of $17.1 million related to these initiatives. At December 31, 2006, the Company estimated that it would incur additional expenses of approximately $9 million related to these initiatives during 2007; however, the Company actually incurred approximately $4 million of additional costs in 2007, which concluded the 2006 initiatives.

Actions initiated in 2007

In 2007, the Company initiated restructuring activities to consolidate certain boat manufacturing facilities in connection with the purchase of a manufacturing facility in Navassa, North Carolina; close a manufacturing facility in Aberdeen, Mississippi and shift its boat production to Fort Wayne, Indiana; and eliminate assembly operations for certain engines in Europe. Through 2007, the Company incurred restructuring costs of $18.1 million related to these initiatives. At December 31, 2007, the Company estimated that it would incur additional expenses of approximately $7 million related to these initiatives during 2008; however, the Company subsequently adjusted its plans and did not incur any significant additional costs for these initiatives during 2008. Substantially all of the 2007 initiatives were completed during 2007.

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

The Company announced additional actions in June 2008 as a result of the prolonged downturn in the U.S. marine market. The plan is designed to improve performance and better position the Company for current market conditions and longer-term growth. The plan will result in significant changes in the Company’s organizational structure, most notably by reducing the complexity of its operations and further shrinking its North American manufacturing footprint. Specifically, the Company announced the closure of its production facility in Newberry, South Carolina, due to its decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna; its intention to close four additional boat plants; and the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business.

During the third quarter of 2008, the Company accelerated its previously announced efforts to resize the Company by the end of 2009 in light of extraordinary developments within global financial markets that are affecting the recreational marine industry. Specifically, the Company is closing its production facilities in Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington. The Company also decided to mothball its plant in Navassa, North Carolina. The Company completed the Arlington, Roseburg and Navassa shutdowns in the fourth quarter of 2008, and expects to shutdown the Pipestone facility in the first quarter of 2009.

Brunswick Corporation
Notes to Consolidated Financial Statements

The following is a summary of the expense associated with the restructuring activities:

(in millions)	2008	2007	2006 (A)

Restructuring activities
Employee termination and other benefits	$44.2	$4.0	$10.4
Current asset write-downs	5.9	—	3.1
Transformation and other costs:
Consolidation of manufacturing footprint	58.8	3.0	3.6
Retention and relocation costs	5.5	—	—
Consulting costs	5.4	—	—
Exit activities
Employee termination and other benefits	3.3	1.6	—
Current asset write-downs	8.8	4.5	—
Transformation and other costs:
Consolidation of manufacturing footprint	4.8	4.3	—
Gain on sale of non-strategic assets	(12.6)	—	—
Asset disposition actions:
Definite-lived asset impairments	59.9	4.8	—
Gain on sale of non-strategic assets	(6.7)	—	—

Total restructuring, exit and other impairment charges	$177.3	$22.2	$17.1

    (A)  The Company also incurred $1.8 million of Equity earnings charges in 2006 related to asset write-downs.

The restructuring charges taken during 2008, all of which were related to the 2008 initiatives, for each of the Company’s reportable segments in 2008 is summarized below:

(in millions)	Boat	Marine Engine	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$20.5	$18.4	$1.3	$4.4	$2.9	$47.5
Current asset write-downs	6.3	2.8	2.0	3.6	—	14.7
Transformation and other costs (gains)	47.9	(1.1)	—	1.4	13.7	61.9
Asset disposition actions	27.0	9.3	—	12.3	4.6	53.2

Total restructuring, exit and other impairment charges	$101.7	$29.4	$3.3	$21.7	$21.2	$177.3

Brunswick Corporation
Notes to Consolidated Financial Statements

The restructuring charges taken during 2007, most of which were related to the 2007 initiatives, for each of the Company’s reportable segments in 2007 is summarized below:

(in millions)	Boat	Marine Engine	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$3.6	$1.9	$—	$—	$0.1	$5.6
Current asset write-downs	4.5	—	—	—	—	4.5
Transformation and other costs	5.8	1.5	—	—	—	7.3
Asset disposition actions	2.0	—	—	2.8	—	4.8

Total restructuring, exit and other impairment charges	$15.9	$3.4	$—	$2.8	$0.1	$22.2

The restructuring charges taken during 2006, all of which were related to the 2006 initiatives, for each of the Company’s reportable segments in 2006 is summarized below:

(in millions)	Boat	Marine Engine	Fitness	Bowling & Billiards	Corporate	Total (A)

Employee terminations and other benefits	$2.1	$6.2	$—	$1.4	$0.7	$10.4
Current asset write-downs	0.9	0.9	—	1.3	—	3.1
Transformation and other costs	1.2	2.4	—	—	—	3.6

Total restructuring, exit and other impairment charges	$4.2	$9.5	$—	$2.7	$0.7	$17.1

    (A)   The Company also incurred $1.8 million of Equity earnings charges in 2006 related to asset write-downs.

    The following table summarizes the charges taken for restructuring, exit and other impairment charges related to actions initiated in 2008 and the related status as of December 31, 2008. The accrued amounts remaining as of December 31, 2008, represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs are expected to be paid by the end of 2009 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Costs (Gains) Recognized in 2008	Noncash Charges	Net Cash (Payments) and Receipts	Accrued Costs as of Dec. 31, 2008

Employee termination and other benefits	$47.5	$—	$(30.5)	$17.0
Current asset write-downs	14.7	(14.7)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	63.6	(0.8)	(57.1)	5.7
Retention and relocation costs	5.5	—	(4.7)	0.8
Consulting costs	5.4	—	(0.9)	4.5
Gain on sale of non-strategic assets	(12.6)	(4.4)	17.0	—
Asset disposition actions:
Definite-lived asset impairments	59.9	(59.9)	—	—
Gain on sale of non-strategic assets	(6.7)	(1.1)	7.8	—

Total restructuring, exit and other impairment charges	$177.3	$(80.9)	$(68.4)	$28.0

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company anticipates that it will incur approximately $30 million of additional costs related to the 2008 initiatives during 2009, when the 2008 initiatives are expected to be complete. The Company expects most of these charges will be incurred in the Boat segment.

The Company has identified approximately $20 million of costs related to restructuring activities that will be initiated during 2009; however, more significant reductions in demand for the Company’s products may necessitate additional restructuring or exit charges in 2009.

Note 3 – Goodwill and Trade Name Impairments

Brunswick accounts for goodwill and identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). Under this standard, Brunswick assesses the impairment of goodwill and indefinite-lived intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

During the third quarter of 2008, Brunswick encountered a significant adverse change in the business climate. A weak U.S. economy, soft housing markets and the emergence of a global credit crisis accelerated the reduction in demand for certain Brunswick products. As a result of this reduced demand, along with lower-than-projected profits across certain Brunswick brands and lower purchase commitments received from its dealer network in the third quarter, management revised its future cash flow expectations in the third quarter of 2008, which lowered the fair value estimates of certain businesses.

As a result of the lower fair value estimates, Brunswick concluded that the carrying amounts of its Boat segment reporting unit and the bowling retail and billiards reporting units within the Bowling & Billiards segment exceeded their respective fair values. As a result, the Company compared the implied fair value of the goodwill in each reporting unit with the carrying value and recorded a $374.0 million pretax impairment charge in the third quarter of 2008. In 2008, the Company incurred $377.2 million of goodwill impairment charges, which include the aforementioned $374.0 million, along with impairments related to the analyses of its Baja boat business and its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008.

In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other indefinite-lived intangibles, consisting exclusively of acquired trade names. Brunswick estimated the fair value of trade names by performing a discounted cash flow analysis based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a pretax trade name impairment charge of $121.1 million in the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value. In 2008, the Company has taken $133.9 million of trade name impairment charges, which include the aforementioned $121.1 million and additional impairments related to the Company’s decision to exit its Bluewater Marine boat business and its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008. A similar analysis was performed during the third quarter of 2007 related to certain outboard boat trade names as a result of reduced revenue forecasts and adverse adjustments to projected royalty rates for those trade names. A $66.4 million pretax impairment charge was recorded during the third quarter of 2007 as a result of that analysis.

Brunswick Corporation
Notes to Consolidated Financial Statements

The following table summarizes the goodwill impairment charges:

(in millions)	2008	2007	2006

Boat	$362.8	$—	$—
Bowling & Billiards	14.4	—	—

Total	$377.2	$—	$—

The following table summarizes the trade name impairment charges:

(in millions)	2008	2007	2006

Boat	$120.9	$66.4	$—
Marine Engine	4.5	—	—
Bowling & Billiards	8.5	—	—

Total	$133.9	$66.4	$—

A summary of changes in the Company’s goodwill during the period ended December 31, 2008, by segment is as follows:

	December 31,				December 31,
(in millions)	2007	Acquisitions	Impairments	Adjustments	2008

Boat	$366.6	$—	$(362.8)	$(3.8)	$—
Marine Engine	23.4	—	—	(4.6)	18.8
Fitness	274.0	—	—	(1.9)	272.1
Bowling & Billiards	14.9	—	(14.4)	(0.5)	—

Total	$678.9	$—	$(377.2)	$(10.8)	$290.9

A summary of changes in the Company’s goodwill during the period ended December 31, 2007, by segment is as follows:

	December 31,				December 31,
(in millions)	2006	Acquisitions	Impairments	Adjustments	2007

Boat	$362.0	$—	$—	$4.6	$366.6
Marine Engine	14.7	7.8	—	0.9	23.4
Fitness	272.3	—	—	1.7	274.0
Bowling & Billiards	14.6	0.3	—	—	14.9

Total	$663.6	$8.1	$—	$7.2	$678.9

Adjustments in 2008 and 2007 primarily relate to the effect of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 7 – Acquisitions.

A summary of changes in the Company’s net trade names during the period ended December 31, 2008, by segment is as follows:

	December 31,				December 31,
(in millions)	2007	Acquisitions	Impairments	Adjustments	2008

Boat	$151.9	$—	$(120.9)	$(0.7)	$30.3
Marine Engine	4.4	—	(4.5)	2.0	1.9
Fitness	0.6	—	—	—	0.6
Bowling & Billiards	8.5	—	(8.5)	—	—

Total	$165.4	$—	$(133.9)	$1.3	$32.8

Brunswick Corporation
Notes to Consolidated Financial Statements

A summary of changes in the Company’s net trade names during the period ended December 31, 2007, by segment is as follows:

	December 31,				December 31,
(in millions)	2006	Acquisitions	Impairments	Adjustments	2007

Boat	$217.8	$—	$(66.4)	$0.5	$151.9
Marine Engine	4.1	—	—	0.3	4.4
Fitness	0.5	—	—	0.1	0.6
Bowling & Billiards	8.5	—	—	—	8.5

Total	$230.9	$—	$(66.4)	$0.9	$165.4

Adjustments in 2008 and 2007 primarily relate to the effect of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 7 – Acquisitions.

 Other intangibles consist of the following:

	December 31, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$260.4	$(219.0)	$271.4	$(211.9)
Other	36.7	(24.3)	40.7	(20.0)

Total	$297.1	$(243.3)	$312.1	$(231.9)

Amortized intangible assets – Other includes patents, non-compete agreements and other intangible assets. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 7 – Acquisitions. Aggregate amortization expense for intangibles was $12.4 million, $14.8 million and $14.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for intangible assets is approximately $11 million for the year ending December 31, 2009, approximately $10 million in both 2010 and 2011, and approximately $9 million in both 2012 and 2013.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 4 – Earnings (Loss) per Common Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share."  Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards. Weighted average basic shares decreased by 1.5 million shares in 2008 compared with 2007, primarily due to the share repurchase program. Although no shares were repurchased during 2008, the average outstanding shares in 2007 did not fully reflect the effects of the shares repurchased in 2007. Weighted average basic shares decreased by 4.2 million shares in 2007 compared with 2006, primarily due to the share repurchase program as discussed in Note 19 – Share Repurchase Program. The decrease was partially offset by shares issued upon the exercise of employee stock options.

Basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006 are calculated as follows:

(in millions, except per share data)	2008	2007	2006

Net earnings (loss) from continuing operations	$(788.1)	$79.6	$263.2
Net earnings (loss) from discontinued operations, net of tax	-	32.0	(129.3)

Net earnings (loss)	$(788.1)	$111.6	$133.9

Average outstanding shares – basic	88.3	89.8	94.0
Dilutive effect of common stock equivalents	-	0.4	0.7

Average outstanding shares – diluted	88.3	90.2	94.7

Basic earnings (loss) per share
Continuing operations	$(8.93)	$0.88	$2.80
Discontinued operations	-	0.36	(1.38)

Net earnings (loss)	$(8.93)	$1.24	$1.42

Diluted earnings (loss) per share
Continuing operations	$(8.93)	$0.88	$2.78
Discontinued operations	-	0.36	(1.37)

Net earnings (loss)	$(8.93)	$1.24	$1.41

As of December 31, 2008, there were 6.5 million options outstanding, of which 2.9 million were exercisable. As of December 31, 2007 and 2006, there were 2.9 million and 2.0 million, respectively, of common stock options outstanding excluded from the computation of diluted earnings per share as the exercise price of the options was greater than the average market price of the Company’s shares for the period then ended. During the year ended December 31, 2008, the Company incurred a net loss from continuing operations. As common stock equivalents have an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted earnings (loss) per share for 2008.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 5 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands, and operates in four reportable segments: Boat, Marine Engine, Fitness and Bowling & Billiards. The Company’s segments are defined by management reporting structure and operating activities.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, offshore fishing boats and aluminum fishing, deck and pontoon boats, which are sold primarily through dealers. The segment also owns and operates marine parts and accessories distribution and manufacturing businesses. The Boat segment’s products are manufactured primarily in the United States. Sales to the segment’s largest boat dealer, MarineMax, which has multiple locations, comprised approximately 13 percent of Boat segment sales in 2008, approximately 21 percent in 2007 and approximately 26 percent in 2006.

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

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total body cross-trainers, stair climbers, stationary bikes and strength-training equipment. These products are manufactured primarily in the United States or sourced from international locations. Fitness equipment is sold primarily in North America, Europe and Asia to health clubs, military, government, corporate and university facilities, and to consumers through specialty retail dealers.

The Bowling & Billiards segment designs, manufactures and markets bowling capital equipment and associated parts and supplies, including automatic pinsetters and scorers; bowling balls and other accessories; billiards, Air Hockey and foosball tables and accessories; game room furniture; and operates bowling centers. Products are manufactured or sourced from domestic and international locations. Bowling products and commercial billiards, Air Hockey and foosball tables are sold through a direct sales force or distributors in the United States and through distributors in non-U.S. markets, primarily Europe and Asia. Consumer billiards equipment is predominantly sold in the United States and distributed primarily through dealers.

As discussed in Note 20 – Discontinued Operations, during the second quarter of 2006, Brunswick began reporting the majority of its Brunswick New Technologies (BNT) businesses as discontinued operations. These businesses were previously reported in the Marine Engine segment. Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments. Additionally, the BNT businesses that are being retained are now reported as part of the Boat, Marine Engine and Fitness segments, consistent with the manner in which Brunswick’s management views these businesses.

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, earnings from equity affiliates, other expenses and income of a non-operating nature, interest expense and income or provisions for income taxes.

Corporate/Other results include items such as corporate staff and overhead costs as well as the financial results of the Company’s joint venture, Brunswick Acceptance Company, LLC (BAC), which is discussed in further detail in Note 9 – Financial Services. Corporate/Other total assets consist primarily of cash and marketable securities, prepaid income taxes and investments in unconsolidated affiliates. Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at established arm’s length transfer prices.

Brunswick Corporation
Notes to Consolidated Financial Statements

Information as to the operations of Brunswick’s operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2008	2007	2006	2008	2007	2006	2008	2007

Boat	$2,011.9	$2,690.9	$2,864.4	$(653.7)	$(81.4)	$135.6	$920.4	$1,515.6
Marine Engine	1,955.9	2,357.5	2,271.3	68.3	183.7	193.8	747.6	959.1
Marine eliminations	(346.7)	(477.6)	(521.8)	—	—	—	—	—
Total Marine	3,621.1	4,570.8	4,613.9	(585.4)	102.3	329.4	1,668.0	2,474.7
Fitness	639.5	653.7	593.1	52.2	59.7	57.8	636.3	695.4
Bowling & Billiards	448.3	446.9	458.3	(12.7)	16.5	22.1	340.8	409.2
Eliminations	(0.2)	(0.2)	(0.3)	—	—	—	—	—
Corporate/Other	—	—	—	(65.7)	(71.3)	(68.1)	578.8	786.3

Total	$4,708.7	$5,671.2	$5,665.0	$(611.6)	$107.2	$341.2	$3,223.9	$4,365.6

	Depreciation			Amortization
(in millions)	2008	2007	2006	2008	2007	2006

Boat	$55.8	$60.4	$52.1	$10.2	$11.2	$11.0
Marine Engine	69.6	66.5	63.4	0.5	0.6	2.0
Fitness	11.1	10.0	10.8	0.3	0.3	0.3
Bowling & Billiards	25.0	24.0	21.8	1.4	2.7	0.9
Corporate/Other	3.3	4.4	5.0	—	—	—

Total	$164.8	$165.3	$153.1	$12.4	$14.8	$14.2

				Research & Development
	Capital Expenditures			Expense
(in millions)	2008	2007	2006	2008	2007	2006

Boat	$42.6	$94.9	$75.8	$40.3	$39.8	$38.0
Marine Engine	21.7	54.8	72.5	59.6	68.1	70.3
Fitness	4.5	11.8	11.0	17.4	21.6	18.4
Bowling & Billiards	26.9	41.6	43.7	4.9	5.0	5.5
Corporate/Other	6.3	4.6	2.1	—	—	—

Total	$102.0	$207.7	$205.1	$122.2	$134.5	$132.2

Geographic Segments

	Net Sales			Long-Lived Assets
(in millions)	2008	2007	2006	2008	2007

United States	$2,650.2	$3,654.8	$3,862.6	$857.8	$1,002.3
International	2,058.5	2,016.4	1,802.4	115.9	139.1
Corporate/Other	—	—	—	135.8	185.3

Total	$4,708.7	$5,671.2	$5,665.0	$1,109.5	$1,326.7

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 6 – Fair Value Measurements
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

·       Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

·       Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

·       Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$170.8	$-	$-	$170.8
Investments	3.1	-	-	3.1
Derivatives	-	14.3	-	14.3
Total Assets	$173.9	$14.3	$-	$188.2

Liabilities:
Derivatives	$-	$19.1	$-	$19.1
During 2008, the Company has undertaken various restructuring activities, as discussed in Note 2 – Restructuring Activities and has tested its goodwill and trade names, as discussed in Note 3 – Goodwill and Trade Name Impairments. The restructuring activities and testing of goodwill and trade names required the Company to perform fair value measurements, on a non-recurring basis, on certain asset groups to test for potential impairments. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount. Other than the assets measured at fair value on a recurring basis, as shown in the table above, the asset balances shown in the Condensed Consolidated Balance Sheets include an insignificant amount of assets measured at fair value on a non-recurring basis.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 7 – Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with SFAS No. 141, “Business Combinations.”

The Company did not complete any acquisitions during 2008.

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

These acquisitions were not and would not have been material to Brunswick’s net sales, results of operations or total assets in the years ended December 31, 2008, 2007 or 2006. Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

Purchase price allocations for acquisitions are subject to adjustment, pending final third-party valuations, up to one year from the date of acquisition. Any adjustments are not expected to be material to Brunswick’s Consolidated Balance Sheets. See Note 1 – Significant Accounting Policies and Note 3 – Goodwill and Trade Name Impairments for further detail regarding the Company’s accounting for goodwill and other intangible assets.

The following table shows the gross amount of goodwill and intangible assets recorded as of December 31 for the acquisitions completed in 2007 and 2006. There were no acquisitions recorded in 2008:

(in millions)	2007	2006

Indefinite-lived:
Goodwill	$8.1	$32.9
Trademarks/trade names	$—	$17.8
Amortizable:
Customer relationships	$—	$9.1
Other	$—	$3.2

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 8 – Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 9 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. The Company did not make any contributions to other existing joint ventures in 2008, while it contributed $0.2 million to other existing joint ventures in 2007.

Brunswick received dividends from its unconsolidated affiliates of $5.4 million, $11.6 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s sales to and purchases from its investments, along with the corresponding receivables and payables, were not material to the Company’s overall results of operations for the years ended December 31, 2008, 2007 and 2006, respectively, and its financial position as of December 31, 2008 and 2007.

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs. The sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded in Investment sale gains in the Consolidated Statements of Operations.

In September 2008, Brunswick sold its investment in a foundry located in Mexico for $5.1 million gross cash proceeds. The sale resulted in a $2.1 million pretax gain and was recorded in Investment sale gains in the Consolidated Statements of Operations.

Note 9 – Financial Services

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

Through an agreement reached in the second quarter of 2008, the term of the joint venture was extended through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal, purchase or termination by either partner at the end of this term. The agreement also contained provisions allowing for CDFV to terminate the joint venture if the Company is unable to maintain compliance with financial covenants. During the fourth quarter of 2008, the partners reached an agreement to amend the financial covenant to conform it to the minimum fixed charges test contained in the Company’s amended and restated revolving credit facility. The Company was in compliance with this covenant at the end of the fourth quarter.

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

  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at December 31, 2008, and December 31, 2007, was $26.7 million and $47.0 million, respectively. The reduction in BFS’s total investment in BAC is the result of lower outstanding receivables balances and a lower total investment requirement.

Brunswick Corporation
Notes to Consolidated Financial Statements

BFS recorded income related to the operations of BAC of $7.5 million, $12.7 million and $13.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts include amounts earned by BFS under the aforementioned income sharing agreement, but exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Accounts receivable totaling $715.4 million, $887.3 million and $832.0 million were sold to BAC in 2008, 2007 and 2006, respectively. Discounts of $5.8 million, $8.0 million and, $7.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, have been recorded as an expense in Other income (expense), net, in the Consolidated Statements of Operations. The outstanding balance of receivables sold to BAC was $77.4 million as of December 31, 2008, compared with $93.1 million as of December 31, 2007. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $2.6 million, $2.7 million and, $2.2 million in 2008, 2007 and 2006, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

As of December 31, 2008 and 2007, the Company had a retained interest in $41.0 million and $46.4 million of the total outstanding accounts receivable sold to BAC, respectively.  The Company’s maximum exposure as of December 31, 2008 and 2007, related to these amounts was $28.2 million and $28.9 million, respectively.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These balances are included in the amounts in Note 11 – Commitments and Contingencies.

Note 10 – Income Taxes

The sources of earnings (loss) before income taxes are as follows:

(in millions)	2008	2007	2006

United States	$(606.0)	$64.7	$285.6
Foreign	(26.2)	28.0	24.1

Earnings (loss) before income taxes	$(632.2)	$92.7	$309.7

The income tax provision consisted of the following:

(in millions)	2008	2007	2006

Current tax expense (benefit):
U.S. Federal	$(92.0)	$25.7	$66.3
State and local	0.3	(1.8)	8.8
Foreign	11.4	33.6	1.4
Total current	(80.3)	57.5	76.5

Deferred tax expense (benefit):
U.S. Federal	228.3	(29.5)	(28.6)
State and local	2.1	(3.7)	(4.3)
Foreign	5.8	(11.2)	2.9
Total deferred	236.2	(44.4)	(30.0)

Total provision	$155.9	$13.1	$46.5

Brunswick Corporation
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2008 and 2007, were as follows:

(in millions)	2008	2007

Current deferred tax assets:
Loss carryovers	$80.7	$16.3
Product warranties	48.4	53.0
Sales incentives and discounts	29.6	43.8
Tax credit carryovers	23.3	8.2
Litigation and environmental reserves	23.0	21.5
Insurance reserves	17.1	20.2
Bad debt and other receivable reserves	16.5	12.7
Other	89.4	87.8
Gross current deferred tax assets	328.0	263.5

Valuation allowance	(209.7)	(2.3)

Total net current deferred tax assets	118.3	261.2

Current deferred tax liabilities:	(15.1)	(11.3)

Total net current deferred taxes	$103.2	$249.9

Non-current deferred tax assets:
Pension	$202.0	$64.9
Loss carryforwards	69.3	54.6
Postretirement and postemployment benefits	40.0	45.9
Deferred compensation	19.5	31.3
Other	15.1	24.9
Gross non-current deferred tax assets	345.9	221.6

Valuation allowance	(283.4)	(14.2)

Total net non-current deferred tax assets	62.5	207.4

Non-current deferred tax liabilities:
Pension	(40.3)	(42.8)
Depreciation and amortization	(20.7)	(139.1)
Other	(26.5)	(37.8)
Total non-current deferred tax liabilities	(87.5)	(219.7)

Total net non-current deferred taxes	$(25.0)	$(12.3)

At December 31, 2008, the Company had a total valuation allowance of $493.1 million, $209.7 million current and $283.4 million non-current. This valuation allowance is primarily due to uncertainty concerning the realization of certain net deferred tax assets, as prescribed by SFAS No. 109, “Accounting for Income Taxes.” For the year ended December 31, 2008, the valuation allowance increased $476.6 million. This increase was recorded as a $338.3 million charge to income tax expense and a $138.7 million charge to other comprehensive income primarily due to an increase to the deferred tax asset associated with pensions. The remaining realizable value of net deferred tax assets at December 31, 2008, was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks and certain tax planning strategies.

At December 31, 2008, loss carryovers totaling $150.0 million were available to reduce tax liabilities. This deferred tax asset was comprised of $69.7 million of the tax benefit of a federal net operating loss (NOL) carryback, $36.8 million of the tax benefit of state NOL carryforwards, $29.6 million of the tax benefit of foreign NOL carryforwards and $13.9 million of the tax benefit of unused capital losses. NOL carryforwards of $43.7 million expire at various intervals between the years 2009 and 2028, while $22.7 million have an unlimited life.

Brunswick Corporation
Notes to Consolidated Financial Statements

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

As of January 1, 2007, the Company determined that $25.8 million of current undistributed net earnings, as well as the future net earnings, of certain foreign subsidiaries will be permanently reinvested. As a result of the APB 23 change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $2.0 million during the first quarter of 2007.

The Company has undistributed earnings from continuing operations of foreign subsidiaries of $113.4 million at December 31, 2008, for which deferred taxes have not been provided. Such earnings are indefinitely reinvested in the foreign subsidiaries. If such earnings were repatriated, additional tax may result. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an $8.7 million decrease in the net liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. As of January 1, 2008, the Company had $44.4 million of gross unrecognized tax benefits, including interest. Of this amount, $37.4 million represents the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2008, the Company had $5.4 million accrued for the payment of interest, and no amounts accrued for penalties.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2008 annual reporting period:

(in millions)	2008

Balance at January 1	$39.0
Gross increases – tax positions prior periods	3.2
Gross decreases – tax positions prior periods	(0.4)
Gross increases – current period tax positions	1.5
Decreases – settlements with taxing authorities	(6.0)

Balance at December 31	$37.3

As of December 31, 2008, the Company had $44.2 million of gross unrecognized tax benefits, including interest. Of this amount, $37.0 million represents the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, the Company had $6.9 million accrued for the payment of interest, and no amounts accrued for penalties.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2008, will decrease by approximately $11.8 million in 2009 as a result of expected settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2009, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. In the fourth quarter of 2006, the IRS completed its audit of the Company’s taxable years 2002 and 2003. As discussed in Note 11 – Commitments and Contingencies, the Company and the IRS reached settlements in 2005 for taxable years 1986 through 2001, and the statute of limitations related to these taxable years expired on March 9, 2006. The Company’s taxable years 2004 through 2007 are currently open for IRS examination and the IRS is in the process of completing its audits for 2004 and 2005. Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 1999 taxable year. With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2003.

Brunswick Corporation
Notes to Consolidated Financial Statements

The difference between the actual income tax provision and the tax provision (benefit) computed by applying the statutory Federal income tax rate to earnings (loss) before taxes is attributable to the following:

(in millions)	2008	2007	2006

Income tax provision (benefit) at 35 percent	$(221.3)	$32.4	$108.4
State and local income taxes, net of Federal income tax effect	(17.8)	1.3	7.8
Deferred tax asset valuation allowance	338.3	0.4	—
Nondeductible impairment charges	68.1	—	—
Asset dispositions	(13.3)	—	—
Change in estimates related to prior years and prior years’ amended tax return filings	5.0	3.8	(4.4)
Research and development credit	(4.8)	(8.1)	(8.5)
Deferred tax reassessments	1.6	(12.7)	—
Lower taxes related to foreign income, net of credits	(0.9)	(2.9)	(5.2)
Tax reserve reassessment	0.4	0.5	(40.2)
Extraterritorial income benefit	—	—	(9.8)
Other	0.6	(1.6)	(1.6)

Actual income tax provision	$155.9	$13.1	$46.5

Effective tax rate	(24.7)%	14.1%	15.0%

Income tax provision (benefit) allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2008	2007	2006

Continuing operations	$155.9	$13.1	$46.5
Discontinued operations	—	(8.1)	(9.6)

Total tax provision	$155.9	$5.0	$36.9

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements would likely extend over several years. The potential liabilities associated with these customer financing arrangements as of December 31, 2008 and 2007, respectively, were:

	Single Year Obligation		Maximum Obligation
(in millions)	2008	2007	2008	2007

Boat	$3.2	$-	$3.2	$-
Marine Engine	35.4	35.6	35.4	35.6
Fitness	26.9	23.8	38.3	33.7
Bowling & Billiards	11.3	13.9	27.1	36.9

Total	$76.8	$73.3	$104.0	$106.2

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is mitigated by the value of the collateral that secures the financing. The Company had $6.4 million and $8.2 million accrued for potential losses related to recourse exposure at December 31, 2008 and December 31, 2007, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The amount of collateral the Company could be required to purchase as of December 31, 2008 and 2007, respectively, was:

	Single Year Obligation		Maximum Obligation
(in millions)	2008	2007	2008	2007

Boat	$127.6	$115.8	$161.9	$161.6
Marine Engine	4.0	2.8	4.0	2.8
Bowling & Billiards	1.2	4.5	1.2	4.5

Total	$132.8	$123.1	$167.1	$168.9

The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The Company had $11.9 million and $3.1 million accrued for potential losses related to repurchase exposure at December 31, 2008 and December 31, 2007, respectively.

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

Brunswick Corporation
Notes to Consolidated Financial Statements

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $106.8 million and $70.1 million as of December 31, 2008 and 2007, respectively. These amounts are primarily comprised of standby letters of credit and surety bonds issued in connection with the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. As a result of the recent downgrade of the Company’s long-term debt by the rating agencies, the Company has posted letters of credit totaling $10.8 million as collateral against $17.4 million of outstanding surety bonds.

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

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses and Long-term liabilities — other at December 31:

(in millions)	2008	2007

Balance at January 1	$163.9	$161.0
Payments made	(116.0)	(119.5)
Provisions/additions for contracts issued/sold	95.4	119.1
Aggregate changes for preexisting warranties	2.1	3.3

Balance at December 31	$145.4	$163.9

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $21.8 million and $16.2 million at December 31, 2008 and 2007, respectively.

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

Tax Case. In February 2003, the United States Tax Court issued a ruling upholding the disallowance by the Internal Revenue Service (IRS) of capital losses and other expenses for 1990 and 1991 related to two partnership investments entered into by the Company. In 2003 and 2004, the Company made payments to the IRS comprised of approximately $33 million in taxes due and approximately $39 million of pretax interest (approximately $25 million after-tax) to avoid future interest costs. Subsequently, the Company and the IRS settled all issues involved in and related to this case. As a result, the Company reversed $42.6 million of tax reserves in 2006, primarily related to the reassessment of underlying exposures, received a refund of $12.9 million from the IRS, and recorded an additional tax receivable of $4.1 million for interest related to these tax years. In 2008, the Company protested that the IRS’ calculation of the $4.1 million interest receivable due to the Company was understated. As a result, the IRS paid the Company approximately $10 million for interest related to these tax years in 2008. Additionally, these tax years will be subject to tax audits by various state jurisdictions to determine the state tax effect of the IRS's audit adjustments.

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

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $42.5 million to $72.5 million as of December 31, 2008. At December 31, 2008 and 2007, Brunswick had reserves for environmental liabilities of $46.9 million and $48.0 million, respectively. There were environmental provisions of $0.0, $0.7 million and $0.0 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Asbestos Claims. Brunswick’s subsidiary, Old Orchard Industrial Corp., is a defendant in more than 8,000 lawsuits involving claims of asbestos exposure from products manufactured by Vapor Corporation (Vapor), a former subsidiary that the Company divested in 1990. Virtually all of the asbestos suits involve numerous other defendants. The claims generally allege that Vapor sold products that contained components, such as gaskets, which included asbestos, and seek monetary damages. Neither Brunswick nor Vapor is alleged to have manufactured asbestos. Several thousand claims have been dismissed with no payment and no claim has gone to jury verdict. In a few cases, claims have been filed against other Brunswick entities, with a majority of these suits being either dismissed or settled for nominal amounts. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Australia Trade Practices Investigation. In January 2005, Brunswick received a notice to furnish information and documents to the Australian Competition and Consumer Commission (ACCC). A subsequent notice was received in October of 2005. Following the completion of its investigation in December 2006, the ACCC commenced proceedings against a former Brunswick subsidiary, Navman Australia Pty Limited (Navman Australia), with respect to its compliance with the Trade Practices Act of 1974 as it pertains to Navman Australia’s sales practices from 2001 to 2005. The ACCC had alleged that Navman Australia engaged in resale price maintenance in breach of the Act. In December 2007, the Australian courts approved a settlement in favor of ACCC for approximately $1.3 million, which the Company paid in January 2008.

Chinese Supplier Dispute. Brunswick was involved in an arbitration proceeding in Hong Kong arising out of a commercial dispute with a former contract manufacturer in China, Shanghai Zhonglu Industrial Company Limited (Zhonglu). The Company filed the arbitration seeking damages based on Zhonglu's breach of a supply and distribution agreement pursuant to which Zhonglu agreed to manufacture bowling equipment. Zhonglu had asserted counterclaims seeking damages for alleged breach of contract among other claims in August 2007. The arbitration tribunal issued a ruling in the Company’s favor for a net amount of approximately $0.1 million. Zhonglu subsequently sought relief from the ruling from the High Court of Hong Kong and the Company filed pleadings in opposition to this requested relief. On February 10, 2009, the High Court of Hong Kong ruled in the Company's favor and affirmed the arbitration award in all material respects.

Patent Infringement Dispute. In October 2006, Brunswick was sued by Electromotive, Inc. (Electromotive) in the United States District Court for the Northern District of Virginia. Electromotive claimed that a number of engines sold by Brunswick’s Mercury Marine business had infringed on an expired patent held by Electromotive related to a method for ignition timing. On July 27, 2007, a jury returned a verdict in favor of Electromotive in the amount of approximately $3 million. In October 2007, the Company and Electromotive reached an agreement to settle the case at a level below the verdict in lieu of pursuing respective appeals.

Brazilian Customs Dispute. In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $14 million related to the importation of Life Fitness products into Brazil. The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer’s suggested retail price of those goods in the United States. This assessment was dismissed during 2008. The Brazilian Customs Office has appealed the ruling as a matter of course.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 12 – Financial Instruments

The Company operates globally, with manufacturing and sales facilities in various locations around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2008, 2007 and 2006. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Other income (expense), net. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

Fair Value Derivatives. During 2008 and 2007, the Company entered into foreign currency forward contracts to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in the exchange rates of foreign currencies. The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings (loss).

Cash Flow Derivatives.  Certain derivative instruments qualify as cash flow hedges under the requirements of SFAS Nos. 133, Accounting for Derivative Instruments and Hedging Activities, and 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133. The Company executes forward contracts and options, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of certain raw materials, natural gas and aluminum forward contracts, based on projected purchases, to manage exposure related to risk from price changes. In prior periods, the Company entered into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive income (loss), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The following activity related to cash flow hedges were recorded in Accumulated other comprehensive income (loss) as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2008		2007
(in millions)	Pretax	After-tax	Pretax	After-tax

Beginning balance	$(4.5)	$(3.2)	$7.6	$5.3
Net change associated with current period hedging activity	2.3	1.6	(34.6)	(24.2)
Net amount recognized into earnings (loss)	6.0	4.0	22.5	15.7

Ending balance	$3.8	$2.4	$(4.5)	$(3.2)

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company estimates that $1.2 million of after-tax net realized losses from derivatives that have been settled and deferred in Accumulated other comprehensive income (loss) at December 31, 2008, will be realized in earnings over the next twelve months. At December 31, 2008, the term of derivative instruments hedging forecasted transactions ranges from one to eighteen months. Derivative assets are recorded in the Prepaid expenses and other line in the Consolidated Balance Sheets and derivative liabilities are recorded in the Accrued expenses line in the Consolidated Balance Sheets.

Foreign Currency. The Company enters into forward exchange contracts and options to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows. Forward exchange contracts outstanding at December 31, 2008 and 2007, had notional contract values of $106.3 million and $284.2 million, respectively. The approximate fair value of forward exchange contracts was a net asset of $6.7 million and net liability of $5.0 million at December 31, 2008 and 2007, respectively. Option contracts outstanding at December 31, 2008 and 2007, had notional contract values of $137.9 million and $343.8 million, respectively. The approximate fair value of options contracts outstanding was a net asset of $3.7 million and a net liability of $1.2 million at December 31, 2008 and 2007, respectively. The forward and options contracts outstanding at December 31, 2008, mature during 2009 and 2010 and primarily relate to the Euro, Canadian dollar, British pound, Japanese yen and New Zealand dollar.

Interest Rate. The Company has historically utilized fixed-to-floating interest rate swaps to mitigate the interest rate risk associated with its long-term debt. There are no outstanding interest rate swaps outstanding at December 31, 2008. As of December 31, 2007 and 2006 the Company had swaps with a notional value of $50.0 million and an associated asset with a fair value of $1.4 million as of December 31, 2007, and a liability with a fair value of $0.2 million as of December 31, 2006. These instruments have been treated as fair value hedges, with the offset to the aforementioned fair market value (loss) recorded in long-term debt; see Note 14 – Debt in the Notes to Consolidated Financial Statements for further details.

As of December 31, 2008 and 2007, the Company had $5.7 million and $11.9 million, respectively, of net deferred gains associated with all forward starting interest rate swaps included in Accumulated other comprehensive income (loss). These amounts include gains deferred on $250.0 million of forward starting interest rate swaps terminated in July 2006, which had been designated as cash flow hedges of long-term fixed rate debt expected to be issued in 2006 to refinance notes maturing in December 2006. These forward starting swaps resulted in net realized cash proceeds gain of $14.2 million. In 2006, the Company refinanced its debt due in December 2006 with $250.0 million of floating rate notes due in July 2009 which were callable beginning in July 2007, and recognized $1.6 million of the gain as the ineffective portion of the hedge and deferred the remainder in Accumulated other comprehensive income (loss) pending refinancing of the 2009 notes with long-term, fixed rate debt. In 2007, the Company recognized an additional $0.7 million of the gain as ineffective, as the long-term fixed rate debt issuance did not occur. During 2008, the Company recognized an additional $0.9 million of the gain as ineffective. In August 2008, the Company completed the offering of a $250 million aggregate principal amount of 9.75% Senior Notes due in 2013. As a result of ratings actions that occurred after the issuance of the notes, the interest rate on the Senior Notes is currently 11.75%. The Company also had $150.0 million of notional value forward starting swaps, which had been designated as cash flow hedges of long-term fixed rate debt expected to be issued in 2009 to refinance the notes that matured in December 2009. These forward starting swaps resulted in a net realized loss of $5.0 million. In 2008, the Company recognized $0.3 million of amortization related to all settled forward starting interest rate swaps. There were no forward starting interest rate swaps outstanding as of December 31, 2008.

Commodity Price. The Company uses commodity swap and futures contracts to hedge anticipated purchases of certain raw materials. Commodity swap contracts outstanding at December 31, 2008 and 2007 had notional values of $31.7 million and $23.2 million, respectively. At December 31, 2008 and 2007, the estimated fair value of these swap contracts was a net liability of $14.4 million and net asset of $0.5 million, respectively. The contracts outstanding at December 31, 2008, mature throughout 2009 and 2010. The Company also uses futures contracts to manage its exposure to fluctuating natural gas prices, which had a notional contract value of $1.5 million and $1.8 million outstanding at December 31, 2008 and 2007, respectively. The estimated fair value of the futures contracts was a net liability of $0.8 million and $0.4 million at December 31, 2008 and 2007, respectively.

Brunswick Corporation
Notes to Consolidated Financial Statements

Concentration of Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has continuing business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. Concentrations of credit risk with respect to accounts receivable are not material to the Company’s financial position, due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas, with the exception of one boat builder customer. This customer had trade accounts receivable and long-term notes receivable, in connection with a supply agreement, with net credit exposure of $15.6 million and $23.7 million at December 31, 2008 and 2007, respectively.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2008 and 2007, the fair value of the Company’s long-term debt was approximately $325.4 million and $717.8 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt.

Note 13 – Accrued Expenses

Accrued Expenses at December 31 were as follows:

(in millions)	2008	2007

Product warranties	$145.4	$161.8
Sales incentives and discounts	111.5	172.3
SFAS 140 obligations	84.6	92.1
Accrued compensation and benefit plans	82.8	159.5
Deferred revenue	61.4	74.5
Environmental reserves	46.9	48.0
Insurance reserves	45.3	50.2
Other	118.8	99.7

Total accrued expenses	$696.7	$858.1

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 14 – Debt

Long-Term Debt at December 31 consisted of the following:

(in millions)	2008	2007

Senior notes, currently 11.75% due 2013	$250.0	$-
Floating rate notes, due 2009	-	250.0
Notes, 7.125% due 2027, net of discount of $0.9 and $0.9	199.1	199.1
Notes, 5.0% due 2011, net of discount of $0.3 and $0.4	151.4	151.0
Debentures, 7.375% due 2023, net of discount of $0.4 and $0.5	124.6	124.5
Notes, 1.82% to 4.0% payable through 2015	4.7	3.6
	729.8	728.2
Current maturities	(1.3)	(0.8)

Long-term debt	$728.5	$727.4
Scheduled maturities 2009	$1.3
2010	0.9
2011	152.2
2012	0.8
2013	250.6
Thereafter	324.0

Total long-term debt	$729.8

In December 2008, the Company converted its revolving credit facility into a $400.0 million secured, asset-based facility (Facility), which remains in place through May 2012. Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain cash balances, accounts receivable, inventory, and machinery and equipment of the Company’s domestic subsidiaries. As of December 31, 2008, the borrowing base totaled $290.0 million and available capacity totaled $201.1 million, net of $88.9 million of letters of credit outstanding under the Facility. The borrowing base does not include any values for machinery and equipment or cash, which will be added when certain required documentation is completed. The borrowing base will be affected by changes in eligible collateral in future periods. Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus 4.00% or the highest of the Federal Funds rate plus 0.50%, the prime rate established by JPMorgan Chase Bank, N.A. or the one month adjusted LIBOR rate plus 1.00%; plus a margin of 3.50%. The Facility contains a minimum fixed-charges coverage covenant, which is effective when the available borrowing capacity under the Facility falls below certain thresholds. There were no loan borrowings under the Facility during 2008. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the facility.

Under the terms of the Facility, the existing $150.0 million principal amount of 5% Notes due 2011, must be repaid by December 31, 2010, or otherwise subject to cash collateral or escrow arrangements. The Facility provides the Company with various refinancing options in order to meet this requirement.

Brunswick Corporation
Notes to Consolidated Financial Statements

On August 15, 2008, the Company completed the offering of a $250 million aggregate principal amount of 9.75% Senior Notes due in 2013 under a universal shelf registration. The proceeds from this offering were used to repay the Company’s outstanding $250.0 million principal amount of Floating Rate Notes due July 2009. Interest on the Senior Notes will be paid semi-annually commencing on February 15, 2009. The interest rate payable on the Senior Notes is subject to adjustment from time to time if the rating assigned to the Senior Notes is changed under circumstances described in the prospectus supplement. Total interest rate adjustments are capped at 2.00%. As a result of ratings actions that occurred after the issuance of the notes, the interest rate on the Senior Notes is currently 11.75%.

On July 24, 2006, the Company completed the offering of a $250.0 million aggregate principal amount of senior unsubordinated floating rate notes due in July 2009 under the Company’s universal shelf registration. Interest under these notes was due quarterly and accrued at the rate of three-month LIBOR plus 65 basis points, set at the beginning of each quarterly period. On September 17, 2008, the Company exercised its option to redeem the floating rate notes at par, plus accrued interest.

Included in Notes, 5.0% due 2011, is the settlement of the fixed-to-floating interest rate swaps discussed in Note 12 – Financial Instruments.

Note 15 – Postretirement Benefits

Overview. The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company’s contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. The expense related to these plans was $12.5 million, $42.0 million and $47.6 million in 2008, 2007 and 2006, respectively. Company contributions to multiemployer plans were $0.5 million, $0.5 million and $0.4 million in 2008, 2007 and 2006, respectively.

  The Company’s domestic pension and retiree health care and life insurance benefit plans, which are discussed below, provide benefits based on years of service and, for some plans, the average compensation prior to retirement. The Company uses a December 31 measurement date for these plans. The Company’s foreign benefit plans are not significant individually or in the aggregate.

The Company’s salaried pension plan was closed to new participants effective April 1, 1999. This plan was replaced with a defined contribution plan for certain employees not meeting age and service requirements and for new hires. On December 31, 2008, the Company froze benefit accruals for salaried pension plan participants effective December 31, 2009. Age and years of service eligibility under the retiree health care benefit plan for salaried participants was also affected by this freeze. The Company recognized these actions as curtailments at December 31, 2008. The Company also recognized curtailments in two of the hourly pension plans due to employee terminations. In connection with these curtailments, the Company recognized a reduction of its projected benefit obligation for pension and retiree healthcare benefits of $19.7 million and $17.5 million, respectively, and recorded a pretax curtailment loss (gain) of  $5.2 million and $(0.6) million, respectively.

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

FAS 158 Adoption. On December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement plans in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income (loss) in the year in which they occur. SFAS 158 was adopted on a prospective basis as required. Prior years’ amounts were not restated. Effective for the year ended December 31, 2007, SFAS 158 also requires measurement of a plan’s assets and benefit obligations as of the date of the employer’s fiscal year end. As the Company already measured plan assets and benefit obligations as of December 31, 2006, the adoption of this element of SFAS 158 did not have any impact on the Company in 2007.

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

(in millions)	Before Application of SFAS 158	SFAS 158 Adjustments Increase (Decrease)	After Application of SFAS 158

Other assets
Other intangibles	$353.8	$(31.2)	$322.6
Other long-term assets	$216.4	$(21.3)	$195.1

Total assets	$4,502.8	$(52.5)	$4,450.3

Long-term liabilities
Deferred income taxes	$124.9	$(38.6)	$86.3
Postretirement benefits	$177.4	$46.8	$224.2

Shareholders’ equity
Accumulated other comprehensive income (loss), net of tax:
Defined benefit plans
Prior service cost	$—	$(11.2)	$(11.2)
Net actuarial losses	$—	$(121.7)	$(121.7)
Minimum pension liability	$(72.2)	$72.2	$—

Shareholders’ equity	$1,932.5	$(60.7)	$1,871.8

Total liabilities and shareholders’ equity	$4,502.8	$(52.5)	$4,450.3

Costs. Pension and other postretirement benefit costs included the following components for 2008, 2007 and 2006:

				Other Postretirement
	Pension Benefits			Benefits
(in millions)	2008	2007	2006	2008	2007	2006

Service cost	$15.0	$17.3	$18.5	$2.9	$3.0	$2.9
Interest cost	67.6	62.8	58.9	6.5	6.6	6.0
Expected return on plan assets	(84.0)	(81.9)	(78.3)	—	—	—
Amortization of prior service costs (credits)	6.5	6.5	6.8	(1.7)	(1.8)	(2.1)
Amortization of net actuarial loss	3.6	7.3	10.4	0.1	1.0	1.2
Special termination benefit	—	—	0.1	—	—	—
Curtailment loss (gain)	5.2	—	—	(0.6)	—	—

Net pension and other benefit costs	$13.9	$12.0	$16.4	$7.2	$8.8	$8.0

Brunswick Corporation
Notes to Consolidated Financial Statements

Benefit Obligations and Funded Status. A reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2008, and a statement of the funded status at December 31 for these years for the Company’s pension and other postretirement benefit plans follow:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2008	2007	2008	2007

Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,071.3	$1,077.2	$107.0	$113.9
Service cost	15.0	17.3	2.9	3.0
Interest cost	67.6	62.8	6.5	6.6
Participant contributions	—	—	1.3	1.0
Plan amendments	—	0.2	—	—
Plan combinations	3.6	—	—	—
Curtailment (gains) losses	(19.7)	—	(17.5)	—
Actuarial (gains) losses(A)	10.2	(30.3)	9.7	(9.3)
Benefit payments	(60.0)	(55.9)	(9.2)	(8.2)

Benefit obligation at December 31	$1,088.0	$1,071.3	$100.7	$107.0

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	$1,016.7	$991.0	$—	$—
Actual return (loss) on plan assets	(303.8)	79.0	—	—
Employer contributions	2.6	2.6	7.9	7.2
Participant contributions	—	—	1.3	1.0
Benefit payments	(60.0)	(55.9)	(9.2)	(8.2)

Fair value of plan assets at December 31	$655.5	$1,016.7	$—	$—

Funded status at December 31	$(432.5)	$(54.6)	$(100.7)	$(107.0)

         (A)  The actuarial losses for pension benefits arising during 2008 are primarily a result of the decrease in the the discount rate, partially offset by the impact of demographic gains.  The actuarial losses for other postretirement benefits arising during 2008 are primarily the result of demographic losses and the impact of updating to a longer-term trend table. The actuarial gains for pension and other postretirement benefits arising during 2007 are primarily a result of the increase in the discount rate and demographic gains, partially offset by the impact of updating expected mortality assumptions using the RP-2000
        Generational Mortality tables.

The amounts included in the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007, were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2008	2007	2008	2007

Other long-term assets	$—	$29.3	$—	$—
Accrued expenses	(3.9)	(3.1)	(10.4)	(8.8)
Postretirement benefits	(428.6)	(80.8)	(90.3)	(98.2)

Net amount recognized	$(432.5)	$(54.6)	$(100.7)	$(107.0)

Brunswick Corporation
Notes to Consolidated Financial Statements

The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive income (loss) as of December 31:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2008	2007	2008	2007

Prior service cost (credit)
Beginning balance	$28.9	$35.2	$(4.3)	$(6.1)
Prior service cost arising during the period	—	0.2	—	—
Amount recognized as component of net benefit costs	(11.7)	(6.5)	2.3	1.8

Ending balance	$17.2	$28.9	$(2.0)	$(4.3)

Net actuarial loss
Beginning balance	$138.1	$172.8	$11.7	$22.0
Actuarial loss (gain) arising during the period	378.2	(27.4)	(7.9)	(9.3)
Amount recognized as component of net benefit costs	(3.6)	(7.3)	(0.1)	(1.0)

Ending balance	$512.7	$138.1	$3.7	$11.7

Total	$529.9	$167.0	$1.7	$7.4

The estimated pretax prior service cost and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2008, expected to be recognized as components of net periodic benefit cost in 2009 for the Company’s pension plans are $4.4 million and $49.8 million, respectively. The estimated pretax prior service credit and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2008, expected to be recognized as components of net periodic benefit cost in 2009 for the Company’s other postretirement benefit plans are $1.2 million and $0.0, respectively.

The accumulated benefit obligation for the Company’s pension plans was $1,087.3 million and $1,040.3 million at December 31, 2008 and 2007, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, at December 31 were as follows:

(in millions)	2008	2007

Projected benefit obligation	$1,088.0	$687.6
Accumulated benefit obligation	$1,087.3	$656.6
Fair value of plan assets	$655.5	$603.7

The funded status of these pension plans as a percentage of the projected benefit obligation was 60 percent in 2008 compared to 88 percent in 2007. In the aggregate, the Company’s qualified pension plans had assets greater than their accumulated benefit obligations at December 31, 2007. The projected benefit obligation for the Company’s unfunded, nonqualified pension plan was $51.4 million and $54.5 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the unfunded, nonqualified plan was $51.4 million and $52.2 million at December 31, 2008 and 2007, respectively.

The Company’s nonqualified pension plan and other postretirement benefit plans are not funded.

Prior service costs are amortized on a straight-line basis over the average remaining service period of active plan participants. Actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market value of assets are amortized over the remaining service period of active plan participants.

Brunswick Corporation
Notes to Consolidated Financial Statements

Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service.  The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2008	2007

Health care cost trend rate for next year	8.2%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.0%
Year rate reaches the ultimate trend rate	2028	2015

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2008, would have the following effects:

(in millions)	One Percent Increase	One Percent Decrease

Effect on total service and interest cost	$0.5	$(0.4)
Effect on accumulated postretirement benefit obligation	$4.5	$(4.1)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Discount rate	6.25%	6.50%	6.25%	6.35%
Rate of compensation increase(A)	0.00%	3.25%	—	—

     (A)  Assumption used in determining pension benefit obligation only. The rate of compensation increase was reduced to 0.00% at December 31, 2008, as a result of the impact of the freeze of future benefit accruals for salaried pension participants.

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2008	2007	2006

Discount rate for pension benefits	6.50%	6.00%	5.75%
Discount rate for other postretirement benefits	6.35%	6.00%	5.75%
Long-term rate of return on plan assets(A)	8.50%	8.50%	8.50%
Rate of compensation increase(A)	3.25%	3.75%	3.75%

     (A)   Assumption used in determining pension benefit cost only.

The Company utilized a yield curve analysis to determine the discount rates for pension and other postretirement benefit obligations in 2008 and 2007. The yield curve consists of spot interest rates at half yearly increments for each of the next 30 years and was developed based on pricing and yield information for high quality corporate bonds rated Aa by Moody’s, excluding callable bonds, bonds of less that a minimum size and other filtering criteria. The yield curve analysis matched the cash flows of the Company’s benefit obligations.

The Company utilized a long-term corporate bond model to determine the discount rate used to calculate plan liabilities at December 31, 2006 and 2005. The corporate bond model calculated the yield of a portfolio of bonds whose cash flows approximated the plans’ expected benefit payments. The yield of this portfolio was compared to the Moody’s Aa Corporate Bond Yield Index at a comparable measurement date to determine the yield differential, which was 22 basis points and 27 basis points in 2006 and 2005, respectively. This differential was added to the year-end Moody’s index to determine the discount rate. These rates were used to determine the benefit costs for the subsequent year.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations of investment returns. The Company’s long-term rate of return on assets assumption of 8.50 percent in 2008, 2007 and 2006, reflects market trends and is consistent with historical weighted average total returns achieved by the plans’ assets.

Plan Assets. The Company’s asset allocation for its qualified pension plans at December 31 by asset category was as follows:

	Percentage of Plan Assets		Target Allocation Ranges
Asset Category	2008	2007	High	Low

Equity securities	57%	66%	75%	55%
Debt securities	21	14	22	12
Real estate	20	14	18	10
Other	2	6

Total	100%	100%

Equity securities do not include any shares of the Company’s common stock at December 31, 2008 and 2007.

Assets of the Company’s Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. The Trust strategically diversifies its investments among various asset classes in order to reduce risks and enhance returns. Long-term strategic weightings for the Trust of 57 percent for equity securities and 21 percent for debt securities are within the Company’s target allocation ranges. The real estate weighting of 20 percent is slightly above the high end of the target allocation range as a result of declining equity market conditions in the fourth quarter of 2008. All investments are continually monitored and reviewed, with evaluation considerations focusing on strategic target allocations, investment vehicles and performance of the individual investment managers, as well as overall Trust performance.

Expected Cash Flows. The expected cash flows for the Company’s pension and other postretirement benefit plans follow:

(in millions)	Pension Benefits	Other Post- retirement Benefits

Company contributions expected to be made in 2009 (A)	$3.9	$10.4
Expected benefit payments (which reflect future service):
2009	$65.9	$10.4
2010	$68.9	$10.1
2011	$72.1	$10.2
2012	$75.8	$9.8
2013	$78.8	$9.8
2014-2018	$423.1	$44.8

(A)
The Company currently anticipates funding approximately $3.9 million to cover benefit payments in the unfunded, nonqualified pension plan in 2009. The Company is evaluating the impact of the Pension Protection Act of 2006 on 2009 contributions to the qualified pension plans. Company contributions are subject to change based on market conditions or Company discretion.

Brunswick also provides postemployment benefits to qualified former or inactive employees. The incremental effect of adopting SFAS 158 for these postemployment benefit plans resulted in a $6.6 million after-tax ($10.8 million pretax) increase in Accumulated other comprehensive income (loss), net of tax, at December 31, 2006. The pretax prior service credit in Accumulated other comprehensive income (loss) recognized in income in 2008 was $1.3 million. The estimated pretax prior service credit in Accumulated other comprehensive income (loss) at December 31, 2008, expected to be recognized in income in 2009, is $1.3 million.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 16 – Stock Plans and Management Compensation

Total stock option expense from continuing operations was $8.3 million, $5.2 million and $5.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, and resulted in a deferred tax asset for the tax benefit to be realized in future periods. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), the fair value of option grants is estimated as of the date of grant using the Black-Scholes-Merton option pricing model.

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 8.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock. As of December 31, 2008, 0.7 million shares were available for grant.

Stock Options and SARs

Prior to 2005, the Company primarily issued share-based compensation in the form of stock options, and had not issued any SARs. Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options. Generally, stock options and SARs are exercisable over a period of 10 years, or as otherwise determined by the Human Resources and Compensation Committee of the Board of Directors, and subject to vesting periods of generally four years. However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; and (iii) with respect to awards granted prior to 2008, upon the sale or divestiture of the business unit to which the grantee is assigned. With respect to stock option and SAR awards granted prior to 2006, grantees continue to vest in accordance with the applicable vesting schedule even upon termination of employment if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service, equals 65 or more. With respect to SARs granted in 2006 and later, grantees continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62 and (B) the grantee’s age plus total years of service equals 70 or more. The exercise price of stock options and SARs issued under the Plan cannot be less than the fair market value of the underlying shares at the date of grant. SARs activity for all plans for the three years ended December 31, 2008, 2007 and 2006, was as follows:

	2008				2007		2006
(in thousands, except exercise price and terms)	SARs/ Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs/ Stock Options Outstanding	Weighted Average Exercise Price	SARs/ Stock Options Outstanding	Weighted Average Exercise Price

Outstanding on January 1	4,219	$33.22			4,001	$32.62	3,844	$29.91
Granted	3,122	$15.03			900	$32.89	906	$39.06
Exercised	—	$—		$—	(410)	$23.94	(548)	$21.95
Forfeited	(857)	$27.61			(272)	$37.39	(201)	$38.90

Outstanding on December 31	6,484	$25.20	6.4 years	$366	4,219	$33.22	4,001	$32.62

Exercisable on December 31	2,883	$32.02	3.5 years	$—	2,428	$30.02	2,338	$26.73

The following table summarizes information about SARs and stock options outstanding as of December 31, 2008:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price

$3.37 to $19.92	3,187	8.0 years	$15.42	444	1.9 years	$19.56
$19.93 to $29.30	973	2.5 years	$23.48	964	2.5 years	$23.47
$29.31 to $39.56	1,598	6.6 years	$36.33	804	5.7 years	$37.45
$39.57 to $46.51	725	3.8 years	$46.02	672	3.6 years	$46.02

Brunswick Corporation
Notes to Consolidated Financial Statements

The weighted average fair values of individual SARs granted were $5.03, $9.85 and $12.02 during 2008, 2007 and 2006, respectively. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions used for 2007, 2006 and 2005:

	2008	2007	2006

Risk-free interest rate	2.9%	4.6%	4.4%
Dividend yield	2.3%	1.8%	1.5%
Volatility factor	40.1%	29.9%	31.2%
Weighted average expected life	5.4 – 6.2 years	5.1 – 6.2 years	4.8 - 6.1 years

Nonvested stock awards

The Company grants nonvested stock units and awards to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Nonvested stock units and awards have vesting periods of three or four years. Nonvested stock units and awards are eligible for dividends, which are reinvested and non-voting. All nonvested units and awards have restrictions on the sale or transfer of such awards during the nonvested period.

Generally, grants of nonvested stock units and awards are forfeited if employment is terminated prior to vesting. Nonvested stock units and awards granted in 2006 and later vest pro rata if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service equals 70 or more.

In 2006, 2007 and 2008, the Company granted performance shares to certain members of senior management. The number of performance shares to be issued pursuant to the 2006 and 2007 grants will be based on the average payout percentage of the Company’s annual incentive plan over the consecutive three year period beginning in the year the award was granted. The number of performance shares to be issued pursuant to the 2008 grant will be based on the Company’s performance against three key financial goals and the Company’s relative total shareholder return versus the S&P 500 as of the end of the performance period in 2010; provided however, that no award will be earned if the Company’s stock price does not meet a minimum threshold as of the end of the performance period

The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During December 31, 2008, 2007 and 2006, there was $2.0 million, $4.1 million and $7.0 million charged to compensation expense under the Plan, respectively.

The weighted average price per nonvested stock award at grant date was $15.66, $33.00 and $39.15 for the nonvested stock awards granted in 2008, 2007 and 2006, respectively. Nonvested stock award activity for all plans for the three years ended December 31 was as follows:

(in thousands)	2008	2007	2006

Outstanding at January 1	435	550	519
Granted	1,014	127	325
Released	(69)	(195)	(227)
Forfeited	(173)	(47)	(67)

Outstanding at December 31	1,207	435	550

As of December 31, 2008, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.6 years.

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

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 17 – Treasury and Preferred Stock

Treasury stock activity for the three years ended December 31, 2008, 2007 and 2006, was as follows:

(Shares in thousands)	2008	2007	2006

Balance at January 1	15,092	11,671	6,881
Common stock repurchase program	-	4,100	5,638
Compensation plans and other	(299)	(679)	(848)

Balance at December 31	14,793	15,092	11,671

At December 31, 2008, 2007 and 2006, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2008, 2007 and 2006).

Note 18 – Leases

The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers and certain personal property. The longest of these obligations extends through 2038. Most leases contain renewal options, some contain purchase options or escalation clauses, and many provide for contingent rentals based on percentages of gross revenue.

No leases contain restrictions on the Company’s activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

(in millions)	2008	2007	2006

Basic expense	$52.6	$51.4	$48.8
Contingent expense	2.2	2.7	2.6
Sublease income	(1.2)	(0.7)	(0.9)

Rent expense, net	$53.6	$53.4	$50.5

Future minimum rental payments at December 31, 2008, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)

2009	$45.3
2010	39.8
2011	33.5
2012	23.4
2013	14.9
Thereafter	38.2

Total (not reduced by minimum sublease rentals of $2.1)	$195.1

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 19 – Share Repurchase Program

In the second quarter of 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company did not repurchase any shares during 2008. During 2007 and 2006, the Company repurchased approximately 4.1 million and 5.6 million shares under this program for $125.8 million and $195.6 million, respectively. As of December 31, 2008, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception with a remaining authorization of $240.4 million. The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares.

Note 20 – Discontinued Operations

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

The sale of BNT’s wireless fleet tracking completed the divestiture of the BNT discontinued operations. After accounting for the net asset impairment taken prior to the disposition of the BNT businesses in the fourth quarter of 2006 of $85.6 million, after-tax, and the subsequent 2007 gains of $29.8 million, after-tax, on the BNT business sales, the net impact to the Company of these dispositions was a net loss of $55.8 million, after-tax.

There were no sales or earnings from discontinued operations during 2008. The following table discloses the results of operations for BNT, including the gain on the divestitures, reported as discontinued operations for years ended December 31, 2007 and 2006, respectively:

(in millions)	2007	2006

Net sales	$99.7	$306.3
Earnings (loss) before income taxes (A)	(2.4)	(138.9)
Income tax (benefit) provision	(4.6)	(9.6)
Earnings (loss) from operations	2.2	(129.3)
Gain on divestitures, net of tax (B)	29.8	—

Net earnings (loss)	$32.0	$(129.3)

(A)     Earnings (loss) before income taxes in 2006 include a pretax impairment charge of $73.9 million with an after-tax effect of $85.6 million.
            (B)     The Gain on divestitures in 2007 includes pretax net gains of $26.3 million and net tax benefits of $3.5 million.

There were no remaining BNT net assets available for sale as of December 31, 2008, or December 31, 2007.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 21 – Quarterly Data (unaudited)

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

	Quarter Ended
(in millions, except per share data)	March 29, 2008	June 28, 2008	Sept. 27, 2008 (B)	Dec. 31, 2008 (C)	Year Ended Dec. 31, 2008

Net sales	$1,346.8	$1,485.4	$1,038.8	$837.7	$4,708.7
Gross margin (A)	269.5	303.4	176.5	117.9	867.4
Net earnings (loss)	13.3	(6.0)	(729.1)	(66.3)	(788.1)
Basic earnings per common share:
Net earnings (loss)	$0.15	$(0.07)	$(8.26)	$(0.75)	$(8.93)
Diluted earnings per common share:
Net earnings (loss)	$0.15	$(0.07)	$(8.26)	$(0.75)	$(8.93)

Dividends declared	$—	$—	$—	$0.05	$0.05

Common stock price (NYSE symbol: BC):
High	$19.28	$17.41	$15.44	$12.86	$19.28
Low	$14.87	$11.25	$9.66	$2.01	$2.01

	Quarter Ended
(in millions, except per share data)	March 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 31, 2007	Year Ended Dec. 31, 2007

Net sales	$1,386.1	$1,522.9	$1,326.2	$1,436.0	$5,671.2
Gross margin (A)	300.9	332.6	262.7	261.5	1,157.8
Net earnings (loss) from continuing operations	34.3	56.9	(23.7)	12.1	79.6
Net earnings	45.6	57.3	1.9	6.8	111.6
Basic earnings per common share:
Net earnings (loss) from continuing operations	$0.38	$0.63	$(0.27)	$0.14	$0.88
Net earnings (loss) from discontinued operations	0.12	—	0.29	(0.06)	0.36

Net earnings	$0.50	$0.63	$0.02	$0.08	$1.24

Diluted earnings per common share:
Net earnings (loss) from continuing operations	$0.38	$0.63	$(0.27)	$0.14	$0.88
Net earnings (loss) from discontinued operations	0.12	—	0.29	(0.06)	0.36

Net earnings	$0.50	$0.63	$0.02	$0.08	$1.24

Dividends declared	$—	$—	$—	$0.60	$0.60

Common stock price (NYSE symbol: BC):
High	$34.62	$34.80	$33.12	$24.21	$34.80
Low	$30.02	$30.38	$21.49	$17.05	$17.05

(A)   Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.
(B)   Results for the third quarter of 2008 include $534.2 million of pretax goodwill impairment charges, trade name impairment charges and restructuring, exit and other impairment charges.
(C)   In the fourth quarter of 2008, the Company reversed $81.2 million, or $0.56 per diluted share, of variable compensation accruals. The reversal decreased Cost of sales by $17.8 million and Selling, general and administrative expense by $63.4 million. Of the $81.2 million reversal, $37.9 million was reversed in the Boat segment, $22.0 million was reversed in the Marine Engine segment, $8.2 million was reversed in the Fitness segment, $5.0 million was reversed in the Bowling & Billiards segment and $8.1 million was reversed at Corporate.

BRUNSWICK CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year

2008	$31.2	$32.2	$(18.9)	$(0.6)	$(2.2)	$41.7

2007	$29.7	$10.7	$(10.4)	$0.3	$0.9	$31.2

2006	$22.1	$9.2	$(5.7)	$(1.5)	$5.6	$29.7

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(A)	Balance at End of Year

2008	$16.5	$338.3	$(2.3)	$—	$140.6	$493.1

2007	$10.0	$—	$—	$—	$6.5	$16.5

2006	$12.4	$(0.1)	$—	$—	$(2.3)	$10.0

(A)

For the year ended December 31, 2008, the valuation allowance increased $476.6 million. This increase was recorded as a $338.3 million charge to income tax expense and a $138.3 million charge to other comprehensive income primarily from an increase to the deferred tax asset associated with pensions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION

February 24, 2009	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President & Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 24, 2009	By:	/s/ DUSTAN E. MCCOY
Dustan E. McCoy
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 24, 2009	By:	/s/ PETER B. HAMILTON
Peter B. Hamilton
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 24, 2009	By:	/s/ ALAN L.LOWE
Alan L. Lowe
Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by Peter B. Hamilton, Attorney-in-Fact.

Nolan D. Archibald
Anne E. Bélec
Jeffrey L. Bleustein
Michael J. Callahan
Cambria W. Dunaway
Manuel A. Fernandez
Graham H. Phillips
Ralph C. Stayer
J. Steven Whisler
Lawrence A. Zimmerman

February 24, 2009	By:	/s/ PETER B. HAMILTON
Peter B. Hamilton
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company filed as Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and hereby incorporated by reference.
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
4.6
Form of the Company’s $250,000,000 principal amount of 9.75% Senior Notes due 2013, as filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated August 12, 2008, and hereby incorporated by reference.

4.7
Amended and Restated Credit Agreement, dated December 19, 2008, between Brunswick Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and RBS Securities Corporation, as joint lead arrangers, J.P. Morgan Securities Inc., RBS Securities Corporation, Banc of America Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as syndication agents, and Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association, as documentation agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2008, and hereby incorporated by reference.

10.1*
Terms and Conditions of Employment between the Company and D. E. McCoy, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 18, 2006, and hereby incorporated by reference.

10.2*	Amendment dated December 4, 2008 to Terms and Conditions of Employment between the Company and D. E. McCoy dated September 18, 2006.
10.3*
Terms and Conditions of Employment by and between Brunswick Corporation and Peter B. Hamilton dated October 29, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated October 29, 2008, and hereby incorporated by reference.

10.4*	Terms and Conditions of Peter B. Hamilton Stock Appreciation Rights Grant dated November 3, 2008.
10.5*	Form of Officer Terms and Conditions of Employment filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2007, and hereby incorporated by reference.
10.6*	Form of Amendment to Officer Terms and Conditions of Employment effective December 2008.
10.7*
1994 Stock Option Plan for Non-Employee Directors filed as Exhibit A to the Company’s definitive Proxy Statement dated March 25, 1994, for the Annual Meeting of Stockholders on April 27, 1994, and hereby incorporated by reference.

10.8*	Brunswick Corporation Supplemental Pension Plan as amended and restated effective February 3, 2009.
10.9*	Form of Non-Employee Director Indemnification Agreement filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for 2007, and hereby incorporated by reference.
10.10*	1991 Stock Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and hereby incorporated by reference.

EXHIBIT INDEX   (Cont'd)

Exhibit No.	Description
10.11*	Brunswick Performance Plan for 2007 filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 2006, and hereby incorporated by reference.
10.12*	2008 Brunswick Performance Plan as amended October 20, 2008.
10.13*	Brunswick Strategic Incentive Plan for 2006 – 2007 filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for 2006, and hereby incorporated by reference.
10.14*	Brunswick Strategic Incentive Plan for 2007 – 2008 filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for 2006, and hereby incorporated by reference.
10.15*	1997 Stock Plan for Non-Employee Directors filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and hereby incorporated by reference.
10.16*	Brunswick Corporation 2005 Elective Deferred Compensation Plan as amended and restated effective January 1, 2009.
10.17*	First Amendment to Brunswick Corporation 2005 Elective Deferred Compensation Plan as amended and restated effective January 1, 2009.
10.18*	Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2009.
10.19*	Brunswick 2003 Stock Incentive Plan filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.20*
2008 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, and hereby incorporated by reference.

10.21*	2008 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan as amended October 20, 2008.
10.22*
2008 Stock-Settled Stock Appreciation Rights Grants Terms and conditions Pursuant to the Brunswick corporation 2003 Stock Incentive Plan filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, and hereby incorporated by reference.

10.23*	S-8 (333-112880) filed February 17, 2004, and hereby incorporated by reference.
10.24	Consulting Services Agreement dated October 7, 2008 by and between the Company and Inisfail Consulting.
12.1	Statement regarding computation of ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    _______

    *      Management contract or compensatory plan or arrangement.