Form 10-Q
period 2009-05-07
BRUNSWICK CORP
filed 2009-05-08
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-1043

Brunswick Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-0848180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 N. Field Court, Lake Forest, Illinois 60045-4811
(Address of principal executive offices, including zip code)

(847) 735-4700
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 1, 2009, was 88,201,004.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 4, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
(in millions, except per share data)	April 4, 2009	March 29, 2008

Net sales	$734.7	$1,346.8
Cost of sales	643.5	1,077.3
Selling, general and administrative expense	155.2	203.1
Research and development expense	23.9	33.9
Restructuring, exit and impairment charges	39.6	22.2
Operating earnings (loss)	(127.5)	10.3
Equity earnings (loss)	(3.2)	4.8
Investment sale gain	–	19.7
Other income (expense), net	(1.4)	1.1
Earnings (loss) before interest and income taxes	(132.1)	35.9
Interest expense	(18.2)	(11.5)
Interest income	0.5	1.4
Earnings (loss) before income taxes	(149.8)	25.8
Income tax provision	34.4	12.5
Net earnings (loss)	$(184.2)	$13.3

Earnings (loss) per common share:
Basic	$(2.08)	$0.15
Diluted	$(2.08)	$0.15

Weighted average shares used for computation of:
Basic earnings (loss) per common share	88.4	88.2
Diluted earnings (loss) per common share	88.4	88.3

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	April 4,	December 31,	March 29,
(in millions)	2009	2008	2008
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$359.1	$317.5	$267.3
Accounts and notes receivable, less allowances of $39.6, $41.7 and $35.4	381.9	444.8	648.8
Inventories
Finished goods	371.7	457.7	494.3
Work-in-process	232.6	248.2	346.0
Raw materials	97.0	105.8	143.9
Net inventories	701.3	811.7	984.2
Deferred income taxes	13.3	103.2	241.9
Prepaid expenses and other	48.8	59.7	57.5
Current assets	1,504.4	1,736.9	2,199.7

Property
Land	106.8	107.1	105.7
Buildings and improvements	677.2	683.8	703.7
Equipment	1,137.6	1,156.6	1,210.7
Total land, buildings and improvements and equipment	1,921.6	1,947.5	2,020.1
Accumulated depreciation	(1,163.2)	(1,155.4)	(1,140.4)
Net land, buildings and improvements and equipment	758.4	792.1	879.7
Unamortized product tooling costs	117.4	125.5	154.7
Net property	875.8	917.6	1,034.4

Other assets
Goodwill	287.8	290.9	678.4
Other intangibles, net	83.4	86.6	242.6
Investments	70.9	75.4	118.3
Other long-term assets	114.3	116.5	138.0
Other assets	556.4	569.4	1,177.3

Total assets	$2,936.6	$3,223.9	$4,411.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	April 4,	December 31,	March 29,
(in millions, except share data)	2009	2008	2008
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$2.4	$3.2	$0.9
Accounts payable	238.2	301.3	488.0
Accrued expenses	653.7	696.7	832.2
Current liabilities	894.3	1,001.2	1,321.1

Long-term liabilities
Debt	728.1	728.5	729.1
Deferred income taxes	48.6	25.0	16.0
Postretirement and postemployment benefits	518.7	528.3	193.6
Other	199.6	211.0	234.6
Long-term liabilities	1,495.0	1,492.8	1,173.3

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	404.6	412.3	407.8
Retained earnings	911.7	1,095.9	1,901.7
Treasury stock, at cost:
14,371,000; 14,793,000 and 14,956,000 shares	(415.1)	(422.9)	(426.2)
Accumulated other comprehensive loss, net of tax	(430.8)	(432.3)	(43.2)
Shareholders’ equity	547.3	729.9	1,917.0

Total liabilities and shareholders’ equity	$2,936.6	$3,223.9	$4,411.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(in millions)	April 4, 2009	March 29, 2008

Cash flows from operating activities
Net earnings (loss)	$(184.2)	$13.3
Depreciation and amortization	41.6	44.3
Deferred income taxes	35.0	9.4
Changes in non-cash current assets and current liabilities	79.4	(136.6)
Impairment charges	4.0	8.4
Income taxes	69.1	(1.2)
Other, net	5.6	(11.7)
Net cash provided by (used for) operating activities	50.5	(74.1)

Cash flows from investing activities
Capital expenditures	(7.2)	(28.3)
Investments	(1.4)	(4.1)
Proceeds from investment sale	–	40.4
Proceeds from the sale of property, plant and equipment	0.9	1.7
Other, net	(0.2)	0.2
Net cash provided by (used for) investing activities	(7.9)	9.9

Cash flows from financing activities
Net issuances (repayments) of short-term debt	(0.7)	0.3
Payments of long-term debt including current maturities	(0.3)	(0.2)
Net cash provided by (used for) financing activities	(1.0)	0.1

Net increase (decrease) in cash and cash equivalents	41.6	(64.1)
Cash and cash equivalents at beginning of period	317.5	331.4

Cash and cash equivalents at end of period	$359.1	$267.3

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2008 Annual Report on Form 10-K (the 2008 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of April 4, 2009, December 31, 2008, and March 29, 2008, the results of operations for the three months ended April 4, 2009, and March 29, 2008, and the cash flows for the three months ended April 4, 2009, and March 29, 2008.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first quarter of fiscal year 2009 ended on April 4, 2009, and the first quarter of fiscal year 2008 ended on March 29, 2008.

Recent Accounting Pronouncements. In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of this statement resulted in the Company expanding its disclosures relative to its derivative instruments and hedging activity, as reflected in Note 3 – Financial Instruments.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 132(R)-1 may have on the Company’s consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

 In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented be adjusted retrospectively to conform with its provisions. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market has continued to decline, Brunswick expanded its restructuring activities across all business segments during 2007, 2008 and 2009 in order to improve performance and better position the Company for current market conditions and longer-term growth. These initiatives have resulted in the recognition of restructuring, exit and other impairment charges in the Statement of Operations during 2008 and 2009.

The actions taken under these initiatives are expected to benefit future operations by removing fixed costs of approximately $100 million from Cost of sales and approximately $300 million from Selling, general and administrative expense in the Consolidated Statements of Operations in 2009 compared with 2007 spending levels. The majority of these costs are expected to be cash savings once all restructuring initiatives are complete. The Company expects savings to be realized through 2009.

The costs incurred under these initiatives include:

Restructuring Activities – These amounts primarily relate to:

●	Employee termination and other benefits
●	Costs to retain and relocate employees
●	Consulting costs
●	Consolidation of manufacturing footprint

Exit Activities – These amounts primarily relate to:

●	Employee termination and other benefits
●	Lease exit costs
●	Inventory write-downs
●	Facility shutdown costs

Asset Disposition Actions – These amounts primarily relate to sales of assets and definite-lived asset impairments on:

●	Fixed assets
●	Tooling
●	Patents and proprietary technology
●	Dealer networks

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Impairments of definite-lived assets are recognized when, as a result of the restructuring activities initiated, the carrying amount of the long-lived asset is not expected to be fully recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairments recognized were equal to the difference between the carrying amount of the asset and the fair value of the asset, which was determined using observable inputs when available, and when observable inputs were not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company considers actions related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the potential sale of the Valley-Dynamo business and the divestiture of MotoTron, a designer and supplier of engine control and vehicle networking systems, to be exit activities. All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring activities for the quarters ended April 4, 2009, and March 29, 2008. The 2009 charge consists of expenses related to actions initiated in both 2009 and 2008:

	Three Months Ended
(in millions)	April 4, 2009	March 29, 2008

Restructuring activities:
Employee termination and other benefits	$19.4	$2.8
Current asset write-downs	2.6	0.4
Transformation and other costs:
Consolidation of manufacturing footprint	12.4	3.9
Retention and relocation costs	0.1	0.7
Consulting costs	0.3	0.4
Exit activities:
Employee termination and other benefits	0.1	1.6
Current asset write-downs	0.6	3.1
Transformation and other costs:
Consolidation of manufacturing footprint	0.7	0.9
Asset disposition actions:
Definite-lived asset impairments	3.4	8.4

Total restructuring, exit and other impairment charges	$39.6	$22.2

The Company anticipates that it will incur approximately $35 million of additional costs through the remainder of 2009 related to the 2009 and 2008 restructuring initiatives; however, more significant reductions in demand for the Company’s products may necessitate additional restructuring or exit charges in 2009. Net cash payments related to 2009 and 2008 restructuring activities were $40.8 million in the first quarter of 2009.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Actions Initiated in 2009

During the first quarter of 2009, the Company continued its restructuring activities by reducing the Company’s global workforce, consolidating manufacturing operations and disposing non-strategic assets.

The following is a summary of the expense associated with the 2009 restructuring activities:

(in millions)	Total

Restructuring activities:
Employee termination and other benefits	$12.9
Current asset write-downs	0.3
Transformation and other costs:
Consolidation of manufacturing footprint	2.8
Retention and relocation costs	0.1
Consulting costs	0.3
Exit activities:
Asset disposition actions:
Definite-lived asset impairments	1.5

Total restructuring, exit and other impairment charges	$17.9

The restructuring charges taken during 2009, for each of the Company’s reportable segments in the first quarter of 2009 is summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$6.2	$5.3	$1.0	$0.1	$0.3	$12.9
Current asset write-downs	—	0.3	—	—	—	0.3
Transformation and other costs	2.7	0.1	—	—	0.4	3.2
Asset disposition actions	0.8	0.7	—	—	—	1.5

Total restructuring, exit and other impairment charges	$9.7	$6.4	$1.0	$0.1	$0.7	$17.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes the 2009 charges taken for restructuring, exit and other impairment charges related to actions initiated in 2009 and the related status as of April 4, 2009. The accrued amounts remaining as of April 4, 2009, represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs are expected to be paid by the end of 2009 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2009	Non-cash Charges	Net Cash Payments	Accrued Costs as of April 4, 2009

Employee termination and other benefits	$12.9	$—	$(5.8)	$7.1
Current asset write-downs	0.3	(0.3)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	2.8	(2.7)	(0.1)	—
Retention and relocation costs	0.1	—	(0.1)	—
Consulting costs	0.3	—	—	0.3
Asset disposition actions:
Definite-lived asset impairments	1.5	(1.5)	—	—

Total restructuring, exit and other impairment charges	$17.9	$(4.5)	$(6.0)	$7.4

The Company anticipates that it will incur approximately $20 million of additional costs related to restructuring activities that will be initiated during 2009; however, more significant reductions in demand for the Company’s products may necessitate additional restructuring or exit charges in 2009. The Company expects most of these charges will be incurred in the Boat and Marine Engine segments.

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

The Company announced additional actions in June 2008 as a result of the prolonged downturn in the U.S. marine market. The plan was designed to improve performance and better position the Company for market conditions and longer-term growth. The plan is anticipated to result in significant changes in the Company’s organizational structure, most notably by reducing the complexity of its operations and further shrinking its North American manufacturing footprint. Specifically, the Company announced the closure of its production facility in Newberry, South Carolina, due to its decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna; its intention to close four additional boat plants; and the write-down of certain assets of the Valley-Dynamo business.

During the third quarter of 2008, the Company accelerated its previously announced efforts to resize the Company by the end of 2009 in light of extraordinary developments within global financial markets that are affecting the recreational marine industry. Specifically, the Company closed its production facilities in Cumberland, Maryland; Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington. The Company also decided to mothball its plant in Navassa, North Carolina. The Company completed the Arlington, Cumberland, Roseburg and Navassa shutdowns in the fourth quarter of 2008, and the Pipestone facility shutdown in the first quarter of 2009.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

The following is a summary of the total expense associated with the 2008 restructuring initiatives recognized during 2009 and 2008:

		2008 Initiative Costs (Gains) Recognized in:
		Three months ended	Full year
(in millions)	Total	April 4, 2009	2008

Restructuring activities:
Employee termination and other benefits	$50.7	$6.5	$44.2
Current asset write-downs	8.2	2.3	5.9
Transformation and other costs:
Consolidation of manufacturing footprint	68.4	9.6	58.8
Retention and relocation costs	5.5	—	5.5
Consulting costs	5.4	—	5.4
Exit activities:
Employee termination and other benefits	3.4	0.1	3.3
Current asset write-downs	9.4	0.6	8.8
Transformation and other costs:
Consolidation of manufacturing footprint	5.5	0.7	4.8
Gain on sale of non-strategic assets	(12.6)	—	(12.6)
Asset disposition actions:
Definite-lived asset impairments	61.8	1.9	59.9
Gain on sale of non-strategic assets	(6.7)	—	(6.7)

Total restructuring, exit and other impairment charges	$199.0	$21.7	$177.3

The restructuring charges related to 2008 initiatives for each of the Company’s reportable segments in the first quarter of 2009 is summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$0.6	$5.5	$—	$0.1	$0.4	$6.6
Current asset write-downs	0.7	1.6	—	0.6	—	2.9
Transformation and other costs	0.7	9.6	—	—	—	10.3
Asset disposition actions	—	1.9	—	—	—	1.9

Total restructuring, exit and other impairment charges	$2.0	$18.6	$—	$0.7	$0.4	$21.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes the 2009 charges taken for restructuring, exit and other impairment charges related to actions initiated in 2008 and the related status as of April 4, 2009. The accrued amounts remaining as of April 4, 2009, represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs are expected to be paid by the end of 2009 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2009	Costs Recognized in 2009	Non-cash Charges	Net Cash Payments	Accrued Costs as of Apr. 4, 2009

Employee termination and other benefits	$17.0	$6.6	$—	$(14.4)	$9.2
Current asset write-downs	—	2.9	(2.9)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	5.7	10.3	—	(15.8)	0.2
Retention and relocation costs	0.8	—	—	(0.1)	0.7
Consulting costs	4.5	—	—	(4.5)	—
Asset disposition actions:
Definite-lived asset impairments	—	1.9	(1.9)	—	—

Total restructuring, exit and other impairment charges	$28.0	$21.7	$(4.8)	$(34.8)	$10.1

The Company anticipates that it will incur approximately $15 million of additional costs related to the 2008 initiatives through the remainder of 2009, when the 2008 initiatives are expected to be complete. The Company expects most of these charges will be incurred in the Boat segment.

The restructuring charges related to 2008 initiatives for each of the Company’s reportable segments in the first quarter of 2008 is summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$1.5	$0.6	$—	$1.6	$0.7	$4.4
Current asset write-downs	—	3.1	—	0.4	—	3.5
Transformation and other costs	—	4.4	—	0.9	0.6	5.9
Asset disposition actions	—	5.7	—	2.7	—	8.4

Total restructuring, exit and other impairment charges	$1.5	$13.8	$—	$5.6	$1.3	$22.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Note 3 – Financial Instruments

The Company operates globally, with manufacturing and sales facilities in various locations around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. There were no material adjustments to the results of operations as a result of ineffectiveness for the quarters ended April 4, 2009, and March 29, 2008. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Other income (expense), net. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

Fair Value Derivatives. During 2009 and 2008, the Company entered into foreign currency forward contracts to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in the exchange rates of foreign currencies. The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings (loss), each month as incurred.

Cash Flow Derivatives. Certain derivative instruments qualify as cash flow hedges under the requirements of SFAS Nos. 133, “Accounting for Derivative Instruments and Hedging Activities,” and 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133.” The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of aluminum, copper and natural gas to manage exposure related to risk from price changes. In prior periods, the Company entered into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 4, 2009, the term of derivative instruments hedging forecasted transactions ranged from one to 32 months.

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Forward exchange contracts outstanding at April 4, 2009, and March 29, 2008, had notional contract values of $172.2 million and $300.0 million, respectively. Option contracts outstanding at April 4, 2009, and March 29, 2008, had notional contract values of $71.4 million and $262.2 million, respectively. The forward and options contracts outstanding at April 4, 2009, mature during 2009 and 2010 and primarily relate to the Euro, Mexican peso, Canadian dollar, British pound, Japanese yen and Australian dollar. As of April 4, 2009, the Company estimates that during the next 12 months, it will reclassify approximately $12 million in net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company has historically utilized fixed-to-floating interest rate swaps to mitigate the interest rate risk associated with its long-term debt. There were no fixed-to-floating interest rate swaps outstanding at April 4, 2009. As of March 28, 2008, the Company had swaps with a notional value of $50.0 million. These instruments have been treated as fair value hedges, with the offset to the fair market value recorded in long-term debt; see Note 14 to the consolidated financial statements in the 2008 Form 10-K for further details.

As of April 4, 2009 and March 29, 2008, the Company had $5.4 million and $1.1 million, respectively, of net deferred gains associated with all forward starting interest rate swaps included in Accumulated other comprehensive loss. These amounts include gains deferred on $250.0 million of forward starting interest rate swaps terminated in July 2006 and losses deferred on $150.0 million of notional value forward starting swaps, which were terminated in August 2008. There were no forward starting interest rate swaps outstanding at April 4, 2009. For the three months ended April 4, 2009, the Company recognized $0.2 million of net amortization gains related to all settled forward starting interest rate swaps.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and natural gas. Commodity swap contracts outstanding at April 4, 2009, and March 29, 2008, had notional values of $34.3 million and $14.8 million, respectively. The contracts outstanding mature from 2009 to 2011. The amount of gain or loss is reclassified from Accumulated other comprehensive loss to Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of April 4, 2009, the Company estimates that during the next 12 months, it will reclassify approximately $12 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of April 4, 2009, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Prepaid Expenses and Other	$—	Accrued Expenses	$—
Foreign exchange contracts	Prepaid Expenses and Other	12.2	Accrued Expenses	3.0
Commodity contracts	Prepaid Expenses and Other	0.1	Accrued Expenses	10.1

Total		$12.3		$13.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

As of March 29, 2008, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Prepaid Expenses and Other	$3.9	Accrued Expenses	$11.1
Foreign exchange contracts	Prepaid Expenses and Other	4.3	Accrued Expenses	10.0
Commodity contracts	Prepaid Expenses and Other	2.2	Accrued Expenses	—

Total		$10.4		$21.1

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended April 4, 2009, was:

(in millions)
Fair Value Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives

Foreign exchange contracts	Cost of Sales	$(0.1)

Cash Flow Hedge Instruments	Amount of Gain/(Loss) Recognized on Derivatives in Accumulated other comprehensive loss (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)

Interest rate contracts	$—	Interest Income	$0.2
Foreign exchange contracts	2.9	Cost of Sales	5.9
Commodity contracts	(1.8)	Cost of Sales	(3.8)

Total	$1.1		$2.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Note 4 – Fair Value Measurements

Fair value is defined under SFAS 157, “Fair Value Measurements,” (SFAS 157) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  SFAS 157 established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●	Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of April 4, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$209.6	$—	$—	$209.6
Investments	3.2	—	—	3.2
Derivatives	—	12.3	—	12.3
Total Assets	$212.8	$12.3	$—	$225.1

Liabilities:
Derivatives	$—	$13.1	$—	$13.1

Note 5 – Share-Based Compensation

Total stock option expense, after adjusting for forfeitures, was $0.0 for the three months ended April 4, 2009, and $1.0 million for the three months ended March 29, 2008, and resulted in a deferred tax asset for the tax benefit to be realized in future periods. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), the fair value of option grants is estimated as of the date of grant using the Black-Scholes-Merton option pricing model. Share-based employee compensation cost is recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations.

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 8.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of April 4, 2009, 0.6 million shares were available for grant.

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

During the three months ended April 4, 2009, and March 29, 2008, there were 0.8 million and 2.6 million SARs granted, respectively, which resulted in total expenses of $0.0, after adjusting for forfeitures, and $1.0 million, respectively, due to amortization of SARs granted.  These expenses resulted in a deferred tax asset for the tax benefit to be realized in future periods.

The weighted average fair values of individual SARs granted were $2.16 and $5.72 during the first quarters of 2009 and 2008, respectively.  The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions for 2009 and 2008:

	2009	2008

Risk-free interest rate	3.0%	2.9%
Dividend yield	1.9%	2.3%
Volatility factor	73.9%	40.1%
Weighted average expected life	5.7 – 6.3 years	5.4 – 6.2 years

Nonvested stock awards

The Company grants nonvested stock units and awards to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Nonvested stock units and awards have vesting periods of three or four years. Nonvested stock units and awards are eligible for dividends, subject to vesting, which are reinvested and non-voting. All nonvested units and awards have restrictions on the sale or transfer of such awards during the nonvested period.

Generally, grants of nonvested stock units and awards are forfeited if employment is terminated prior to vesting. Nonvested stock units and awards granted in 2006 and later vest pro rata if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service equals 70 or more.

In 2008, the Company granted performance shares to certain members of senior management. The number of performance shares to be issued pursuant to the 2008 grant will be based on the Company’s performance against three key financial goals and the Company’s relative total shareholder return versus the S&P 500 as of the end of the performance period in 2010; provided, however, that no award will be earned if the Company’s stock price does not meet a minimum threshold as of the end of the performance period.

The cost of nonvested stock awards is recognized on a straight-line basis over the requisite service period. During the three months ended April 4, 2009, and March 29, 2008, there were 0.0 and 0.9 million stock awards granted under these plans, respectively. As a result of reversing the amortization of certain awards, the Company recognized income of $0.2 million in the first quarter of 2009, while $0.7 million was charged to compensation expense under these plans in the first quarter of 2008.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

The weighted average price per nonvested stock award at grant date was $15.83 for the nonvested stock awards granted in the first quarter of 2008.  As of April 4, 2009, there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 0.9 years.

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

Note 6 – Earnings (Loss) per Common Share

The Company calculates earnings (loss) per common share in accordance with SFAS No. 128, "Earnings per Share."  Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards.

Basic and diluted earnings (loss) per common share for the three months ended April 4, 2009, and March 29, 2008, were calculated as follows:

	Three Months Ended
(in millions, except per share data)	April 4, 2009	March 29, 2008

Net earnings (loss)	$(184.2)	$13.3

Weighted average outstanding shares – basic	88.4	88.2
Dilutive effect of common stock equivalents	—	0.1

Weighted average outstanding shares – diluted	88.4	88.3

Basic earnings (loss) per common share	$(2.08)	$0.15

Diluted earnings (loss) per common share	$(2.08)	$0.15

As of April 4, 2009, there were 6.3 million options outstanding, of which 3.5 million were exercisable.  This compares with 6.8 million options outstanding, of which 3.0 million were exercisable as of March 29, 2008.  During the three months ended April 4, 2009, and March 29, 2008, there were 6.3 million and 5.1 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for the period then ended.  During the quarter ended April 4, 2009, the Company incurred a net loss. As common stock equivalents have an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted earnings (loss) per common share for 2009.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements would likely extend over several years. The potential cash payments associated with these customer financing arrangements as of April 4, 2009, and March 29, 2008, were:

	Single Year Obligation		Maximum Obligation
(in millions)	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008

Marine Engine	$31.2	$48.6	$31.2	$48.6
Boat	3.2	0.9	3.2	0.9
Fitness	26.9	23.5	37.2	33.5
Bowling & Billiards	10.5	12.3	25.3	29.8

Total	$71.8	$85.3	$96.9	$112.8

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is mitigated by the value of the collateral that secures the financing. The Company had $6.5 million accrued for potential losses related to recourse exposure at April 4, 2009.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The amount of collateral the Company could be required to purchase as of April 4, 2009, and March 29, 2008, was:

	Single Year Obligation		Maximum Obligation
(in millions)	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008

Marine Engine	$3.7	$4.5	$3.7	$4.5
Boat	118.4	128.7	155.2	184.7
Bowling & Billiards	1.9	4.1	1.9	4.1

Total	$124.0	$137.3	$160.8	$193.3

The Company’s risk under these arrangements is mitigated by the value of the products repurchased as part of the transaction. The Company had $12.1 million accrued for potential losses related to repurchase exposure at April 4, 2009.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $102.2 million as of April 4, 2009. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. In addition, the Company has provided a letter of credit to GE Commercial Distribution Finance Corporation (GECDF) as a guarantee of the Company's obligations to GECDF and affiliates under various agreements. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $11.2 million as collateral against $13.3 million of outstanding surety bonds.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses and Long-term liabilities – Other during the three months ended April 4, 2009, and March 29, 2008:

	Three Months Ended
(in millions)	April 4, 2009	March 29, 2008

Balance at beginning of period	$145.4	$163.9
Payments made	(22.5)	(27.1)
Provisions/additions for contracts issued/sold	19.9	29.2
Aggregate changes for preexisting warranties	0.8	—

Balance at end of period	$143.6	$166.0

Additionally, marine engine customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $20.8 million as of April 4, 2009.

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

There were no significant changes to the legal and environmental commitments that were discussed in Note 11 to the consolidated financial statements in the 2008 Form 10-K.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Note 8 – Segment Data

Brunswick is a manufacturer and marketer of leading consumer brands, and operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards.  The Company’s segments are defined by management reporting structure and operating activities.

During the first quarter of 2009, the Company realigned the management of its marine service, parts and accessories businesses. The Boat segment’s parts and accessories businesses of Attwood, Land ‘N’ Sea, Benrock, Kellogg Marine and Diversified Marine Products are now being managed by the Marine Engine segment’s service and parts business leaders. As a result, the marine service, parts and accessories operating results previously reported in the Boat segment are now being reported in the Marine Engine segment. Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments.

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, earnings from equity affiliates, other expenses and income of a non-operating nature, interest expense and income or provisions for income taxes.

Corporate/Other results include items such as corporate staff and overhead costs. Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at established arm’s length transfer prices.

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended April 4, 2009, and March 29, 2008:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008

Marine Engine	$343.9	$628.6	$(50.6)	$33.6
Boat	205.3	565.6	(72.3)	(17.4)
Marine eliminations	(33.0)	(110.2)	—	—
Total Marine	516.2	1,084.0	(122.9)	16.2

Fitness	118.6	149.2	0.3	8.1
Bowling & Billiards	99.9	113.6	10.6	0.9
Corporate/Other	—	—	(15.5)	(14.9)

Total	$734.7	$1,346.8	$(127.5)	$10.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	April 4, 2009	December 31, 2008

Marine Engine	$800.4	$874.0
Boat	719.4	794.0
Total Marine	1,519.8	1,668.0

Fitness	580.3	636.3
Bowling & Billiards	317.0	340.8
Corporate/Other	519.5	578.8

Total	$2,936.6	$3,223.9

Note 9 – Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method.  See Note 11 – Financial Services for more details on the Company’s joint venture, Brunswick Acceptance Company, LLC (BAC).  Refer to Note 8 to the consolidated financial statements in the 2008 Form 10-K for further detail relating to the Company’s investments.

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $36.9 million net of cash paid for taxes and other costs. The sale resulted in a $19.7 million pretax gain, $9.1 million after-tax, and was recorded in Investment sale gain in the Consolidated Statements of Operations for the quarter ended March 29, 2008. This sale was subject to post-closing adjustments, which were completed during 2008. Ultimately, the Company recorded $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs, and a $20.9 million pretax gain, $9.9 million after-tax.

Note 10 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  Accumulated other comprehensive loss includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; and unrealized derivative gains and losses, all net of tax; and investment gains and losses. Components of other comprehensive income (loss) for the three months ended April 4, 2009, and March 29, 2008, were as follows:

	Three Months Ended
(in millions)	April 4, 2009	March 29, 2008

Net earnings (loss)	$(184.2)	$13.3
Other comprehensive income:
Foreign currency cumulative translation adjustment	(17.1)	11.3
Net change in unrealized gains (losses) on investments	0.2	(1.4)
Net change in prior service cost	2.0	0.5
Net change in actuarial loss	17.0	0.7
Net change in accumulated unrealized derivative gains (losses)	(0.6)	(1.6)
Total other comprehensive income	1.5	9.5

Comprehensive income (loss)	$(182.7)	$22.8

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

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

Through an agreement reached in the second quarter of 2008, the term of the joint venture was extended through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal, purchase or termination by either partner at the end of this term. The agreement also contained provisions allowing for CDFV to terminate the joint venture if the Company is unable to maintain compliance with financial covenants. During the fourth quarter of 2008, the partners reached an agreement to amend the financial covenant to conform it to the minimum fixed charges test contained in the Company’s amended and restated revolving credit facility. Compliance with the fixed charge test is only required when the Company's available, unused borrowing capacity under the revolver is below $60 million. As available, unused borrowing capacity under the revolver was above $60 million at the end of the first quarter of 2009, the Company was not required to meet the minimum fixed charge test.

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

BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations. BFS and GECDF also have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.

BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at April 4, 2009, and December 31, 2008, was $27.1 million and $26.7 million, respectively.

BFS recorded income related to the operations of BAC of $1.1 million and $2.8 million for the three months ended April 4, 2009, and March 29, 2008, respectively. These amounts include amounts earned by BFS under the aforementioned income sharing agreement, but exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Accounts receivable totaling $114.3 million and $209.1 million were sold to BAC in the first quarters of 2009 and 2008, respectively. Discounts of $1.0 million and $1.8 for the first quarters of 2009 and 2008, respectively, have been recorded as an expense in Other income (expense), net, in the Consolidated Statements of Operations. The outstanding balance of receivables sold to BAC was $83.7 million as of April 4, 2009, compared with $77.4 million as of December 31, 2008. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.6 million in both the first quarter of 2009 and 2008 for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

   As of April 4, 2009, and December 31, 2008, the Company had a retained interest in $43.3 million and $41.0 million of the total outstanding accounts receivable sold to BAC, respectively.  The Company’s maximum exposure as of April 4, 2009, and December 31, 2008, related to these amounts was $25.0 million and $28.2 million, respectively.  In accordance with SFAS No. 140, the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of the Company’s maximum exposure was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. These balances are included in the recourse obligations table in Note 7 – Commitments and Contingencies.

Note 12 – Income Taxes

The Company recognized an income tax provision for the three months ended April 4, 2009, despite losses before taxes. The provision is primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets, as prescribed by SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks. The effective tax rate, which is calculated as the income tax provision as a percent of pretax losses, for the three months ended April 4, 2009, was (23.0)  percent.

The Company’s effective tax rate for the three months ended March 29, 2008, was 48.4 percent.  The effective tax rate was higher than the statutory rate primarily due to a higher tax rate on the $19.7 million pretax gain, $9.1 million after-tax, on the sale of the Company’s interest in its bowling joint venture in Japan.

As of April 4, 2009, and December 31, 2008, the Company had approximately $41.8 million and $44.2 million of gross unrecognized tax benefits, including interest. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of April 4, 2009, could decrease by approximately $11.2 million in the next 12 months due to settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2009, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 4, 2009, and December 31, 2008, the Company had approximately $7.0 million and $6.9 million accrued for the payment of interest. There were no amounts accrued for penalties at April 4, 2009, or December 31, 2008.

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2004 through 2007 are currently open for IRS examination and the IRS has completed its field examination for 2004 and 2005. Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 1999 taxable year. With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2003.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
(unaudited)

Note 13 – Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company’s contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. See Note 15 to the consolidated financial statements in the 2008 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended April 4, 2009, and March 29, 2008:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	April 4, 2009	March 29, 2008	April 4, 2009	March 29, 2008

Service cost	$2.9	$3.8	$0.5	$0.7
Interest cost	16.5	16.9	1.5	1.6
Expected return on plan assets	(12.5)	(21.0)	—	—
Amortization of prior service costs (credits)	1.0	1.6	(0.3)	(0.4)
Amortization of net actuarial loss	12.6	0.9	—	—
Curtailment loss	2.8	—	—	—

Net pension and other benefit costs	$23.3	$2.2	$1.7	$1.9

Employer Contributions. During the three months ended April 4, 2009, and March 29, 2008, the Company contributed $0.8 million and $0.4 million, respectively, to fund benefit payments to its nonqualified pension plan. The Company is evaluating the impact of the Pension Protection Act of 2006 on 2009 contributions to the qualified pension plans. Company contributions are subject to change based on market conditions and Company discretion.

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

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance.

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors of Brunswick’s 2008 Annual Report on Form 10-K (the 2008 Form 10-K).

During the first quarter of 2009, the Company realigned the management of its marine service, parts and accessories businesses. The Boat segment’s parts and accessories businesses of Attwood, Land ‘N’ Sea, Benrock, Kellogg Marine and Diversified Marine Products are now being managed by the Marine Engine segment’s service and parts business leaders. As a result, the marine service, parts and accessories operating results previously reported in the Boat segment are now being reported in the Marine Engine segment. Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments.

Overview and Outlook

General

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  Management expects that the Company’s interim cash requirements, which have declined due to lower spending, will be met out of existing cash balances and cash flow.

Net sales during the first quarter of 2009 decreased 45.4 percent to $734.7 million from $1,346.8 million in the first quarter of 2008. For the three months ended April 4, 2009, the Company reported lower global sales across all of its segments. The overall decrease in sales was primarily due to the continued reduction in marine industry demand and a reduction in demand for other consumer discretionary products as a result of a weak global economy, soft U.S. housing markets, and worldwide consumer uneasiness.

Retail unit sales of powerboats in the United States have been declining since 2005, with the rate of decline accelerating through the first quarter of 2009. The weak retail demand for products resulted in lower revenues in its Marine Engine and Boat segments. Additionally, lower equipment orders from fitness and bowling products customers, along with lower consumer spending on discretionary items such as fitness equipment and billiards tables, led to lower Brunswick sales.

Quarterly operating losses were $127.5 million with negative operating margins of 17.4 percent. These results included $39.6 million of restructuring, exit and other impairment charges taken during the first quarter of 2009. In the three months ended March 29, 2008, quarterly operating earnings were $10.3 million, with operating margins of 0.8 percent, which included restructuring, exit and other impairment charges of $22.2 million. The operating losses during the first quarter of 2009 were primarily the result of lower sales from marine operations, reduced fixed-cost absorption due to reduced production rates in the Company’s marine businesses in an effort to achieve appropriate levels of dealer pipeline inventories and higher restructuring, exit and other impairment charges. These factors were partially offset by successful cost-reduction initiatives, as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements.

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $36.9 million net of cash paid for taxes and other costs. The sale resulted in a $19.7 million pretax gain, $9.1 million after-tax, and was recorded in Investment sale gain in the Consolidated Statements of Operations. This sale was subject to post-closing adjustments, which were completed during 2008. Ultimately, the Company recorded $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs, and a $20.9 million pretax gain, $9.9 million after-tax.

During the three months ended April 4, 2009, the Company recognized a tax provision of $34.4 million despite incurring losses before income taxes. Typically, the Company would recognize a tax benefit on losses before income taxes; however, due to the uncertainty of the realization of certain state and foreign net deferred tax assets, $36.6 million of special tax charges were recognized primarily to reduce certain state and foreign net deferred tax assets to their anticipated realizable value.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market has continued to decline, Brunswick expanded its restructuring activities across all business segments during 2007, 2008 and 2009 in order to improve performance and better position the Company for current market conditions and longer-term growth.

The Company has disaggregated its restructuring initiatives into three classifications: exit activities; restructuring activities; and asset disposition actions. The Company considers employee termination and other costs, lease exit costs, inventory write-downs and facility shutdown costs related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the potential sale of the Valley-Dynamo business and the divestiture of MotoTron, a designer and supplier of engine control and vehicle networking systems, to be exit activities. All other actions taken are considered to be restructuring activities. Other employee termination costs, costs to retain and relocate employees, consulting costs and costs to consolidate the manufacturing footprint are considered restructuring activities. Also, asset disposition actions primarily relate to sales of assets and definite-lived impairments on fixed assets, tooling, patents and proprietary technology, and dealer networks.

Total restructuring, exit and other impairment charges in the first quarter of 2009 were $39.6 million. The $39.6 million consists of $11.7 million in the Marine Engine segment, $25.0 million in the Boat segment, $1.0 million in the Fitness segment, $0.8 million in the Bowling & Billiards segment and $1.1 million at Corporate. Total restructuring, exit and other impairment charges during the first three months of 2008 were $22.2 million. The $22.2 million consists of $1.5 million in the Marine Engine segment, $13.8 million in the Boat segment, $5.6 million in the Bowling & Billiards segment and $1.3 million at Corporate. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The actions taken under these initiatives are expected to benefit future operations by removing fixed costs of approximately $100 million from Cost of sales and approximately $300 million from Selling, general and administrative in the Consolidated Statements of Operations by the end of 2009 compared with 2007 spending levels. The majority of these costs are expected to be cash savings once all restructuring initiatives are complete. The Company began to see savings related to these initiatives during 2008 and expects savings to be realized through 2009.

Other

The Company is continuing its efforts to achieve appropriate levels of marine dealer inventories by reducing production of boats and marine engines in excess of the reduced domestic retail demand for marine products and expects to continue furloughing several of its engine and boat manufacturing facilities for periods throughout 2009.

Operating earnings and margins for 2009 are expected to be adversely affected by the reduction in production and wholesale shipments, as discussed above. These actions are expected to have an unfavorable effect on margins due to reduced gross margins on lower sales volumes and lower fixed-cost absorption on reduced production. These reductions in sales demand and production volumes, along with incremental pension-related expenses of approximately $70 million pretax, the possible resumption of variable compensation and increased dealer incentive programs as a percentage of sales, are expected to lead to lower earnings and margins in 2009 when compared with 2008 earnings and margins before goodwill and trade name impairments. Partially offsetting these factors are expected to be nearly $240 million of net cost reductions resulting from the full-year effect of actions taken in 2008 and further cost reduction activities implemented and planned in 2009. Also partially mitigating the impact of lower sales and production is the effect of lower restructuring charges of approximately $100 million in 2009 versus 2008. More significant reductions in demand for the Company’s products may necessitate additional restructuring or exit charges in 2009. Excluding the effect of any special tax items that may occur or any changes to tax legislation, Brunswick is expecting to record a tax benefit from carrying back 2009 losses and a tax provision on projected foreign earnings.

Matters Affecting Comparability

The following events have occurred during the three months ended April 4, 2009, and March 29, 2008, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and other impairment charges. Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. During the first quarter of 2009, the Company recorded a charge of $39.6 million related to restructuring activities as compared with $22.2 million in the first quarter of 2008. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Investment sale gains. In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $36.9 million net of cash paid for taxes and other costs. The sale resulted in a $19.7 million pretax gain, $9.1 million after-tax, and was recorded in Investment sale gain in the Consolidated Statements of Operations. This sale was subject to post-closing adjustments, which were completed during 2008. Ultimately, the Company recorded $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs, and a $20.9 million pretax gain, $9.9 million after-tax.

Tax Items. The comparison of net earnings per diluted share between 2009 and 2008 is affected by special tax items. During the three months ended April 4, 2009, the Company recognized a tax provision of $34.4 million despite incurring losses before income taxes. Typically, the Company would recognize a tax benefit on losses before income taxes; however, due to the uncertainty of the realization of certain state and foreign net deferred tax assets, $36.6 million of special tax charges were recognized primarily to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The Company did not have any significant special tax items that affected the net earnings per diluted share during the first quarter of 2008.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	April 4, 2009	March 29, 2008	$	%

Net sales	$734.7	$1,346.8	$(612.1)	(45.4)%
Gross margin (A)	$91.2	$269.5	$(178.3)	(66.2)%
Restructuring, exit and impairment charges	$39.6	$22.2	$17.4	78.4%
Operating earnings (loss)	$(127.5)	$10.3	$(137.8)	NM
Net earnings (loss)	$(184.2)	$13.3	$(197.5)	NM

Diluted earnings (loss) per share	$(2.08)	$0.15	$(2.23)	NM

Expressed as a percentage of Net sales:
Gross margin	12.4%	20.0%		(760)bpts
Selling, general and administrative expense	21.1%	15.1%		600 bpts
Research and development expense	3.3%	2.5%		80 bpts
Restructuring, exit and impairment charges	5.4%	1.6%		380 bpts
Operating margin	(17.4)%	0.8%		NM

__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The decrease in net sales was primarily due to reduced global demand levels across all segments compared with the first quarter of 2008, most notably with respect to lower demand in the recreational marine industry. Uncertainty in the global economy and increased credit constraints that limit customers’ purchasing power have curtailed both retail and wholesale activity. The reduction in the Marine Engine segment’s net sales was less than the percentage reduction in the Boat segment’s net sales in the first quarter of 2009. The Marine Engine segment results were benefited by less severe reductions in its marine service, parts and accessories businesses and international sales when compared with the Company’s Boat segment results in the first quarter of 2009.

As a result of the prolonged decline in marine retail demand and tighter credit markets, a large dealer filed for bankruptcy in 2008. If additional dealers file for bankruptcy, Brunswick’s net sales and earnings from continuing operations may be unfavorably affected through lower market coverage and the associated decline in sales and the potential for the repurchase of Brunswick products or recourse payments on customers’ debt obligations.

The decrease in gross margin percentage in the first quarter of 2009 compared with the same period last year was primarily due to lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand, as well as increased dealer incentive programs as a percentage of sales.  This decrease was partially offset by successful cost-reduction efforts.

Selling, general and administrative expense declined by $47.9 million to $155.2 million in the first quarter of 2009.  The decrease was primarily a result of successful cost reduction initiatives, partially offset by increased pension costs.

During the first quarter of 2009, the Company continued to expand its restructuring activities. Among the restructuring activities taken during the first quarter of 2009 were continued headcount reductions throughout the Company and additional programs to realign the Company’s marine manufacturing footprint. These restructuring activities led to the increase in Restructuring, exit and impairment charges in the first quarter of 2009 compared with the first quarter of 2008. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The decrease in operating earnings (loss) in the first quarter of 2009 compared with the first quarter of 2008 was mainly due to reduced sales volumes and the unfavorable factors affecting gross margin, operating expenses and restructuring activities discussed above.

Equity earnings (loss) decreased $8.0 million to a loss of $3.2 million in the first quarter of 2009. The decrease in equity earnings was mainly the result of lower earnings from the Company’s marine joint ventures in the first quarter of 2009 compared with the first quarter of 2008.

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $36.9 million net of cash paid for taxes and other costs. The sale resulted in a $19.7 million pretax gain, $9.1 million after-tax, and was recorded in Investment sale gain in the Consolidated Statements of Operations. This sale was subject to post-closing adjustments, which were completed during 2008. Ultimately, the Company recorded $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs, and a $20.9 million pretax gain, $9.9 million after-tax.

Interest expense increased $6.7 million in the first quarter of 2009 compared with the same period in 2008, primarily as a result of higher interest rates on outstanding debt in 2009. Interest income decreased $0.9 million in the first quarter of 2009 compared with the same period in 2008, primarily as a result of a decline in interest rates on investments.

During the first quarter of 2009, the Company recognized a tax provision of $34.4 million on a loss before income taxes of $149.8 million for an effective tax rate of (23.0) percent. Typically, the Company would recognize a tax benefit on losses before income taxes; however, due to the uncertainty of the realization of certain state and foreign net deferred tax assets, a special tax provision of $36.6 million was recognized to increase the deferred tax asset valuation allowance. See Note 12 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

In the first quarter of 2008, the Company’s effective tax of 48.4 percent was higher than the statutory rate primarily due to the higher tax rate applied to the gain on the sale of the Company’s interest in its joint venture in Japan.

Net earnings (loss) and diluted earnings (loss) per share decreased primarily due to the same factors discussed above in operating earnings (loss), investment sale gain and income taxes.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions)	April 4, 2009	March 29, 2008	$	%

Net sales	$343.9	$628.6	$(284.7)	(45.3)%
Restructuring, exit and impairment charges	$11.7	$1.5	$10.2	NM
Operating earnings (loss)	$(50.6)	$33.6	$(84.2)	NM
Operating margin	(14.7)%	5.3%		NM
Capital expenditures	$2.5	$7.8	$(5.3)	(67.9)%
__________

NM = not meaningful

Net sales recorded by the Marine Engine segment decreased compared with the first quarter of 2008 primarily due to the continued reduction in marine retail demand in the United States and the corresponding decline in wholesale shipments. An unfavorable effect of foreign currency translation also contributed to lower sales in the first quarter of 2009.

The restructuring, exit and other impairment charges recognized during the first quarter of 2009 were primarily related to severance charges and other restructuring activities initiated in 2008 and 2009. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Marine Engine segment operating earnings (loss) decreased in the first quarter of 2009 as a result of lower sales volumes and lower fixed-cost absorption, along with higher incremental restructuring, exit and other impairment charges associated with the Company’s initiatives to reduce costs across all business units. Additionally, higher pension costs and an increased proportion of sales in lower-margin products contributed to the decline in operating earnings. This decrease was partially offset by the savings from successful cost-reduction initiatives.

Capital expenditures in the first quarters of 2009 and 2008 were primarily related to profit-maintaining investments and were lower during 2009 as a result of discretionary capital spending constraints.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions)	April 4, 2009	March 29, 2008	$	%

Net sales	$205.3	$565.6	$(360.3)	(63.7)%
Restructuring, exit and impairment charges	$25.0	$13.8	$11.2	81.2%
Operating loss	$(72.3)	$(17.4)	$(54.9)	NM
Operating margin	(35.2)%	(3.1)%		NM
Capital expenditures	$4.0	$9.6	$(5.6)	(58.3)%
__________

NM = not meaningful

The decrease in Boat segment net sales during the first quarter of 2009 was largely the result of continued reduction in marine retail demand in U.S. markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories.

The restructuring, exit and other impairment charges recognized during the first quarter of 2009 were primarily related to severance charges, additional programs to realign the Company’s marine manufacturing footprint and other restructuring activities initiated in 2008 and 2009. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Boat segment operating earnings decreased in the first quarter of 2009 as a result of lower sales volumes, increased dealer incentive programs as a percentage of sales and lower fixed-cost absorption, along with higher incremental restructuring, exit and other impairment charges associated with the Company’s initiatives to reduce costs across all business units. This decrease was partially offset by the savings from successful cost-reduction initiatives.

Capital expenditures in the first quarters of 2009 and 2008 were largely related to profit-maintaining investments. Capital spending was lower during 2009 as a result of discretionary capital spending constraints.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions)	April 4, 2009	March 29, 2008	$	%

Net sales	$118.6	$149.2	$(30.6)	(20.5)%
Restructuring, exit and impairment charges	$1.0	$–	$1.0	NM
Operating earnings	$0.3	$8.1	$(7.8)	(96.3)%
Operating margin	0.3%	5.4%		(510) bpts
Capital expenditures	$0.4	$1.5	$(1.1)	(73.3)%
__________

bpts = basis points
NM = not meaningful

The decrease in Fitness segment net sales was largely attributable to a reduced volume of worldwide commercial equipment sales, as gym and fitness club operators delayed purchasing new equipment and less equipment was being sold to new centers as many customers deferred new center building plans. Adding to the reduction in commercial equipment sales was a decline in consumer sales, as individuals continue to defer discretionary purchases in the current economic environment.

The Fitness segment operating earnings were adversely affected by lower worldwide sales volumes in both commercial equipment and consumer equipment sales. Higher raw materials costs, especially increases in steel costs, in the first quarter of 2009 also added to the drop in operating earnings when compared with the first quarter of 2008.

Capital expenditures in the first quarters of 2009 and 2008 were limited to profit-maintaining investments and were lower during 2009 as a result of discretionary capital spending constraints.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions)	April 4, 2009	March 29, 2008	$	%

Net sales	$99.9	$113.6	$(13.7)	(12.1)%
Restructuring, exit and impairment charges	$0.8	$5.6	$(4.8)	(85.7)%
Operating earnings	$10.6	$0.9	$9.7	NM
Operating margin	10.6%	0.8%		980 bpts
Capital expenditures	$0.3	$7.5	$(7.2)	(96.0)%
__________

bpts = basis points
NM = not meaningful

Bowling & Billiards segment net sales were down from prior year levels primarily as a result of lower sales from its Bowling Products and Billiards businesses. Bowling retail sales were down slightly as the loss of sales from divested centers and lower sales from existing centers were partially offset by sales from Brunswick Zone XLs built in 2008.

The increase in current quarter operating earnings was the result of savings from successful cost-reduction initiatives as well as lower restructuring, exit and impairment charges and lower bad debt expense during the first quarter of 2009.  This increase was partially offset by lower sales in the first quarter of 2009.

Decreased capital expenditures in 2009 were primarily driven by reduced spending for Brunswick Zone XL centers and constraints on discretionary capital spending.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

	Three Months Ended
(in millions)	April 4, 2009	March 29, 2008

Net cash (used for) provided by operating activities	$50.5	$(74.1)
Net cash provided by (used for):
Capital expenditures	(7.2)	(28.3)
Proceeds from the sale of property, plant and equipment	0.9	1.7
Proceeds from investment sale	-	40.4
Other, net	(0.2)	0.2
Free cash flow*	$44.0	$(60.1)
__________

*
The Company defines “Free cash flow” as cash flow from operating and investing activities (excluding cash used for acquisitions and investments) and excluding financing activities.  Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this non-GAAP financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that Free cash flow is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Brunswick’s major sources of funds for interim working capital requirements are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first quarter of 2009, net cash provided by operating activities totaled $50.5 million, compared with net cash used by operating activities of $74.1 million in the same period of 2008.  The increase in cash provided by operating activities between years is the result of improved working capital trends and a tax refund received in 2009 from the carryback of the Company's 2008 tax loss, offset by declines in Net earnings (loss).  Working capital is defined as non-cash current assets less current liabilities.

The 2009 decrease in working capital of $79.4 million was primarily the result of reductions in the Company's inventory and accounts receivable partially offset by decreased accounts payable and lower accrued expenses.  These declines reflect the Company's efforts to reduce working capital in light of reduced business volumes.  In addition, the Company had minimal cash payments related to incentive compensation plans, which normally occur in the first quarter.  In 2008, increases in working capital totaled $136.6 million, driven by declines in accrued expenses and seasonal increases in inventory.  The decline in accrued expenses during the first quarter of 2008 relates primarily to the timing of incentive compensation payments related to 2007.  The Company recorded a Net loss of $184.2 million in the first quarter of 2009, which included a non-cash special tax charge of $36.6 million to increase the Company's deferred tax asset valuation allowance, compared with Net income of $13.3 million during the same period in 2008.

Cash flows from investing activities included capital expenditures of $7.2 million in the first quarter of 2009, which decreased from $28.3 million in the first quarter of 2008.  The majority of the capital expenditures in the first quarter of 2009 were limited to profit-maintaining activities.

The Company expects investments for capital expenditures in 2009 to be below 2008 levels as discretionary capital spending constraints will require the Company to focus primarily on investments to maintain Company operations and position it to respond when marine markets recover.

Brunswick did not complete any acquisitions during the first quarters of 2009 or 2008.  The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC) increased $1.4 million and $4.1 million during the first quarters of 2009 and 2008, respectively, to maintain the Company’s required 49 percent equity investment.

Cash flows from financing activities resulted in a $1.0 million use of cash in the first quarter of 2009, compared with cash provided by financing activities of $0.1 million in the same period in 2008.

Cash and cash equivalents totaled $359.1 million as of April 4, 2009, an increase of $41.6 million from $317.5 million at December 31, 2008.  Total debt as of April 4, 2009, and December 31, 2008, was $730.5 million and $731.7 million, respectively. Brunswick’s debt-to-capitalization ratio, calculated as the Company’s total debt divided by the sum of the Company’s total debt and shareholders’ equity, increased to 57.2 percent as of April 4, 2009, from 50.1 percent as of December 31, 2008.

The Company has a $400.0 million secured, asset-based revolving credit facility (Facility) in place with a group of banks through May 2012, as described in Note 14 to the consolidated financial statements in the 2008 Form 10-K. There were no loan borrowings under the Facility in the first three months of 2009 or 2008. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the Facility.

Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain accounts receivable, inventory, and machinery and equipment of the Company and its domestic subsidiaries. As of April 4, 2009, the borrowing base totaled $271.8 million and available unused borrowing capacity totaled $183.3 million, net of $88.5 million of letters of credit outstanding under the Facility.

The Company’s borrowing capacity is also influenced by a minimum fixed-charges covenant.  The covenant requires that the Company maintain compliance with a minimum fixed charge ratio, as defined in the Facility, only if the Company's available, unused borrowing capacity falls below $60 million. At the end of the first quarter of 2009, the Company fell below the minimum fixed charge threshold due to a decline in operating performance.  This did not result in an event of default under the Facility as the Company’s available, unused borrowing capacity at the end of the first quarter of 2009 was in excess of $60 million.  Due to weak marine market conditions, the Company anticipates being below the minimum fixed charges threshold for the remainder of 2009, and possibly into future periods.  The Company expects to maintain compliance with this covenant as available, unused borrowing capacity will remain above the $60 million requirement.  However, the Company’s effective borrowing capacity under the Facility will be reduced by the $60 million minimum available, unused borrowing capacity requirement.  In addition, the Company’s borrowing capacity will be reduced over the remainder of the year as anticipated reductions in inventory and receivables will lower the borrowing base.  The combined impact of the minimum available, unused borrowing requirement and the decline in the borrowing base will likely lower the Company’s effective unused borrowing capacity by approximately $100 million by year-end 2009.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  Management expects that the Company’s interim cash requirements, which have declined due to lower spending, will be met out of existing cash balances and cash flow, and no cash borrowings are expected under the Facility.  Under the Facility, the Company’s $150 million, 5% notes due in May 2011 need to be retired by the end of 2010.  The Company’s ability to meet this requirement will be dependent on available cash balances, as well as access to capital markets.

Continued weakness in the marine marketplace can jeopardize the financial stability of the Company’s dealers. Specifically, dealer inventory levels may be higher than desired, inventory may be aging beyond preferred levels and dealers may experience reduced cash flow. These factors may impair a dealer’s ability to meet payment obligations to Brunswick or to third-party financing sources and obtain financing for new product. If a dealer is unable to meet its obligations to third-party financing sources, Brunswick may be required to repurchase a portion of its own products from these third-party financing sources. See Note 7 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further details.

The Company contributed $0.8 million and $0.4 million to fund benefit payments in its nonqualified plan in the first quarter of 2009 and 2008, respectively, and expects to contribute an additional $3.1 million to the plan in 2009, compared with $2.2 million that was funded subsequent to the first quarter of 2008. The Company did not make contributions to its qualified pension plans in the first quarter of 2009 or 2008, as the funded status of those plans exceeded Employee Retirement Income Security Act (ERISA) requirements.  The Company is evaluating the impact of the Pension Protection Act of 2006 on 2009 contributions to the qualified plans.  Company contributions are subject to change based on market conditions and Company discretion. See Note 13 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 15 to the consolidated financial statements in the 2008 Form 10-K for more details.

Financial Services

See Note 11 – Financial Services in the Notes to Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2008 Form 10-K.  There have been no material changes outside the ordinary course of business.

Legal

Refer to Note 11 to the consolidated financial statements in the 2008 Form 10-K for discussion of other legal and environmental matters as of December 31, 2008. The Company believes there have been no material changes outside the ordinary course of business.

Environmental Regulation

In its Marine Engine segment, Brunswick plans to continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California adopted regulations that required catalytic converters on sterndrive and inboard engines that became effective on January 1, 2008. Other environmental regulatory bodies in the United States and other countries may also impose higher emissions standards than are currently in effect for those regions. The Company expects to comply fully with these regulations, but compliance will increase the cost of these products for the Company and the industry. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

Critical Accounting Policies

As discussed in the 2008 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2008 Form 10-K.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of this statement resulted in the Company expanding its disclosures relative to its derivative instruments and hedging activity, as reflected in Note 3 – Financial Instruments in the Notes to Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 132(R)-1 may have on the Company’s consolidated financial statements.

 In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented be adjusted retrospectively to conform with its provisions. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of (i) the amount of disposable income and credit available to consumers for discretionary purchases, and (ii) the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment, products and services; the ability to successfully complete restructuring efforts within the timeframe and cost anticipated; the ability to successfully complete the disposition of non-core assets; the ability to access short-term borrowing sources; the ability to comply with credit covenants; Brunswick’s reliance on third party suppliers for the raw materials, parts and components necessary to assemble Brunswick’s products; the effect of higher product prices due to technology changes and added product features and components on consumer demand; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the effect of interest rates and fuel prices on demand for marine products; the ability to successfully manage pipeline inventories; the financial strength and access to capital of dealers, distributors and independent boat builders; the ability to maintain mutually beneficial relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and to develop alternative distribution channels without disrupting incumbent distribution partners; the ability to maintain market share, particularly in high-margin products; the success of new product introductions; the ability to maintain product quality and service standards expected by customers; competitive pricing pressures; the ability to develop cost-effective product technologies that comply with regulatory requirements; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to successfully develop and distribute products differentiated for the global marketplace; fluctuations in pension funding expenses; shifts in currency exchange rates; adverse foreign economic conditions; the success of global sourcing and supply chain initiatives; the ability to obtain components and raw materials from suppliers; increased competition from Asian competitors; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; and the effect of weather conditions on demand for marine products and retail bowling center revenues. Additional factors are included in the Company's Annual Report on Form 10-K for 2008 and elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Brunswick is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices.  The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management.  The Company does not use financial instruments for trading or speculative purposes.  The Company’s risk management objectives are described in Note 3 – Financial Instruments  in the Notes to Consolidated Financial Statements and Notes 1 and 12 to the consolidated financial statements in the 2008 Form 10-K.

Item 4.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the first three months of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 4, 2009, except as follows:

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

Refer to Note 11 to the consolidated financial statements in the 2008 Form 10-K for discussion of other legal and environmental matters as of December 31, 2008.

Item 1A.  Risk Factors

There have been no material changes from the Company’s risk factors as disclosed in the 2008 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  As of April 4, 2009, the Company’s remaining share repurchase authorization for the program was $240.4 million.  The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares.  There were no share repurchases during the three months ended April 4, 2009.

Item 6.   Exhibits

10.1	2009 Brunswick Performance Plan

10.2	February 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.3	2009 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION

Date: May 7, 2009	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.