Form 10-Q
period 2009-08-05
BRUNSWICK CORP
filed 2009-08-07
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of August 4, 2009, was 88,262,435.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 4, 2009

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net sales	$718.3	$1,485.4	$1,453.0	$2,832.2
Cost of sales	644.3	1,182.0	1,287.8	2,259.2
Selling, general and administrative expense	162.6	205.5	317.8	408.7
Research and development expense	21.3	32.0	45.2	65.9
Restructuring, exit and impairment charges	35.5	83.1	75.1	105.3
Operating loss	(145.4)	(17.2)	(272.9)	(6.9)
Equity earnings (loss)	(4.1)	6.3	(7.3)	11.1
Investment sale gain	–	1.2	–	20.9
Other income (expense), net	(0.2)	0.8	(1.6)	1.9
Earnings (loss) before interest and income taxes	(149.7)	(8.9)	(281.8)	27.0
Interest expense	(18.3)	(11.4)	(36.5)	(22.9)
Interest income	1.0	1.5	1.5	2.9
Earnings (loss) before income taxes	(167.0)	(18.8)	(316.8)	7.0
Income tax provision (benefit)	(3.3)	(12.8)	31.1	(0.3)
Net earnings (loss)	$(163.7)	$(6.0)	$(347.9)	$7.3

Earnings (loss) per common share:
Basic	$(1.85)	$(0.07)	$(3.94)	$0.08
Diluted	$(1.85)	$(0.07)	$(3.94)	$0.08

Weighted average shares used for computation of:
Basic earnings (loss) per common share	88.4	88.3	88.4	88.3
Diluted earnings (loss) per common share	88.4	88.3	88.4	88.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	July 4,	December 31,	June 28,
(in millions)	2009	2008	2008
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$461.2	$317.5	$392.8
Accounts and notes receivable, less allowances of $58.0, $41.7 and $38.1	405.5	444.8	604.8
Inventories
Finished goods	299.0	457.7	471.0
Work-in-process	201.1	248.2	311.6
Raw materials	79.9	105.8	139.7
Net inventories	580.0	811.7	922.3
Deferred income taxes	16.4	103.2	242.6
Prepaid expenses and other	33.5	59.7	44.8
Current assets	1,496.6	1,736.9	2,207.3

Property
Land	105.9	107.1	108.0
Buildings and improvements	685.1	683.8	703.1
Equipment	1,133.7	1,156.6	1,210.3
Total land, buildings and improvements and equipment	1,924.7	1,947.5	2,021.4
Accumulated depreciation	(1,196.5)	(1,155.4)	(1,161.9)
Net land, buildings and improvements and equipment	728.2	792.1	859.5
Unamortized product tooling costs	108.4	125.5	142.4
Net property	836.6	917.6	1,001.9

Other assets
Goodwill	291.1	290.9	677.3
Other intangibles, net	81.5	86.6	213.1
Investments	62.2	75.4	103.1
Other long-term assets	106.4	116.5	142.4
Other assets	541.2	569.4	1,135.9

Total assets	$2,874.4	$3,223.9	$4,345.1

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	July 4,	December 31,	June 28,
(in millions, except share data)	2009	2008	2008
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$82.4	$3.2	$0.8
Accounts payable	222.7	301.3	421.6
Accrued expenses	652.4	696.7	836.8
Current liabilities	957.5	1,001.2	1,259.2

Long-term liabilities
Debt	727.8	728.5	726.9
Deferred income taxes	52.5	25.0	3.2
Postretirement and postemployment benefits	516.8	528.3	194.5
Other	199.0	211.0	236.1
Long-term liabilities	1,496.1	1,492.8	1,160.7

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	406.7	412.3	412.1
Retained earnings	748.0	1,095.9	1,895.7
Treasury stock, at cost:
14,321,000; 14,793,000 and 14,937,000 shares	(414.1)	(422.9)	(425.9)
Accumulated other comprehensive loss, net of tax	(396.7)	(432.3)	(33.6)
Shareholders’ equity	420.8	729.9	1,925.2

Total liabilities and shareholders’ equity	$2,874.4	$3,223.9	$4,345.1

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(in millions)	July 4, 2009	June 28, 2008

Cash flows from operating activities
Net earnings (loss)	$(347.9)	$7.3
Depreciation and amortization	80.6	90.5
Pension	42.3	3.3
Deferred income taxes	31.4	(22.5)
Provision for doubtful accounts	26.9	13.0
Impairment charges	14.4	52.8
Changes in certain current assets and current liabilities	214.4	(104.5)
Repurchase of accounts receivable - Note 11	(84.2)	–
Income taxes	78.5	23.7
Other, net	11.7	(1.0)
Net cash provided by operating activities	68.1	62.6

Cash flows from investing activities
Capital expenditures	(13.7)	(58.0)
Investments	5.4	13.0
Proceeds from investment sale	–	40.4
Proceeds from the sale of property, plant and equipment	5.4	3.4
Other, net	(0.2)	0.2
Net cash used for investing activities	(3.1)	(1.0)

Cash flows from financing activities
Net issuances of short-term debt	5.5	0.3
Net proceeds from asset–based lending facility - Note 14	73.9	–
Payments of long-term debt including current maturities	(0.7)	(0.5)
Net cash provided by (used for) financing activities	78.7	(0.2)

Net increase in cash and cash equivalents	143.7	61.4
Cash and cash equivalents at beginning of period	317.5	331.4

Cash and cash equivalents at end of period	$461.2	$392.8

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2008 Annual Report on Form 10-K (the 2008 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of July 4, 2009, December 31, 2008, and June 28, 2008, the results of operations for the three months and six months ended July 4, 2009, and June 28, 2008, and the cash flows for the six months ended July 4, 2009, and June 28, 2008.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first two quarters of fiscal year 2009 ended on April 4, 2009, and July 4, 2009, and the first two quarters of fiscal year 2008 ended on March 29, 2008, and June 28, 2008.

Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition, but will impact future acquisitions.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented be adjusted retrospectively to conform to its provisions. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of these statements did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company presented the required disclosures beginning with its second quarter ending on July 4, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition as management followed a similar approach prior to the adoption of this standard.  See Note 15 – Subsequent Events for further discussion.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 168 may have on the disclosures included in the Company’s consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the Company’s markets have continued to decline, the Company expanded its restructuring activities across all business segments during 2007, 2008 and 2009 in order to improve performance and better position the Company for current market conditions and longer-term growth. These initiatives have resulted in the recognition of restructuring, exit and other impairment charges in the Statement of Operations during 2008 and 2009.

The actions taken under these initiatives are expected to benefit future operations by removing fixed costs in excess of $100 million from Cost of sales and in excess of $300 million from Selling, general and administrative expense in the Consolidated Statements of Operations in 2009 compared with 2007 spending levels. The majority of these costs are expected to be cash savings once all restructuring initiatives are complete. The Company expects savings to be realized through 2009.

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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company considers actions related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the sale of the Valley-Dynamo business and the divestiture of MotoTron, a designer and supplier of engine control and vehicle networking systems, to be exit activities. All other actions taken are considered to be restructuring activities.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months and six months ended July 4, 2009, and June 28, 2008. The 2009 charge consists of expenses related to actions initiated in both 2009 and 2008:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Restructuring activities:
Employee termination and other benefits	$10.2	$9.4	$29.6	$12.2
Current asset write-downs	0.8	2.0	3.4	2.4
Transformation and other costs:
Consolidation of manufacturing footprint	7.2	12.8	19.6	16.7
Retention and relocation costs	—	4.4	0.1	5.1
Consulting costs	—	1.6	0.3	2.0
Exit activities:
Employee termination and other benefits	0.3	1.1	0.4	2.7
Current asset write-downs	0.5	4.1	1.1	7.2
Transformation and other costs:
Consolidation of manufacturing footprint	5.9	3.3	6.6	4.2
Asset disposition actions:
Definite-lived asset impairments	10.6	44.4	14.0	52.8

Total restructuring, exit and impairment charges	$35.5	$83.1	$75.1	$105.3

The Company anticipates that it will incur approximately $20 million of additional costs, which are predominantly cash items, through the remainder of 2009 related to the 2009 and 2008 restructuring initiatives; however, more significant reductions in demand for the Company’s products may necessitate additional restructuring or exit charges in 2009. The Company expects most of the $20 million in charges will be incurred in the Boat and Marine Engine segments. Net cash payments related to 2009 and 2008 restructuring and exit activities were $60.9 million in the first six months of 2009.  There are no further anticipated charges related to the restructuring activities initiated in 2007.

Actions Initiated in 2009

During 2009, the Company continued its restructuring activities by reducing the Company’s global workforce, consolidating manufacturing operations and disposing of non-strategic assets.

The restructuring, exit and impairment charges taken during 2009, related to actions initiated in 2009, for each of the Company’s reportable segments are summarized below:

	Three Months Ended	Six Months Ended
(in millions)	July 4, 2009	July 4, 2009

Marine Engine	$9.2	$18.9
Boat	12.2	18.6
Fitness	0.2	1.2
Bowling & Billiards	0.4	0.5
Corporate	1.7	2.4

Total	$23.7	$41.6

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The following is a summary of the charges by category associated with the 2009 restructuring activities:

(in millions)	Three Months Ended July 4, 2009	Six Months Ended July 4, 2009

Restructuring activities:
Employee termination and other benefits	$8.9	$21.8
Current asset write-downs	0.7	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	2.7	5.5
Retention and relocation costs	—	0.1
Consulting costs	—	0.3
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	3.6	3.6
Asset disposition actions:
Definite-lived asset impairments	7.8	9.3

Total restructuring, exit and impairment charges	$23.7	$41.6

The restructuring, exit and impairment charges related to actions initiated in 2009 for each of the Company’s reportable segments for the six months ended July 4, 2009, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$10.2	$7.8	$1.2	$0.5	$2.1	$21.8
Current asset write-downs	0.3	0.7	—	—	—	1.0
Transformation and other costs	8.2	1.0	—	—	0.3	9.5
Asset disposition actions	0.2	9.1	—	—	—	9.3

Total restructuring, exit and impairment charges	$18.9	$18.6	$1.2	$0.5	$2.4	$41.6

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The following table summarizes the 2009 charges taken for restructuring, exit and other impairment charges related to actions initiated in 2009. The accrued amounts remaining as of July 4, 2009, represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs is expected to be paid by the end of 2009 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2009	Non-cash Charges	Net Cash Payments	Accrued Costs as of July 4, 2009

Employee termination and other benefits	$21.8	$—	$(11.9)	$9.9
Current asset write-downs	1.0	(1.0)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	9.1	(6.8)	(2.3)	—
Retention and relocation costs	0.1	—	(0.1)	—
Consulting costs	0.3	—	(0.3)	—
Asset disposition actions:
Definite-lived asset impairments	9.3	(9.3)	—	—

Total restructuring, exit and impairment charges	$41.6	$(17.1)	$(14.6)	$9.9

The Company anticipates that it will incur approximately $15 million of additional costs related to announced restructuring activities that will be initiated during 2009.  The Company expects most of these charges will be incurred in the Boat and Marine Engine segments.  More significant reductions in demand for the Company’s products may necessitate additional restructuring, exit or impairment charges in 2009. The Company is currently considering alternatives to consolidate its domestic engine manufacturing footprint with the objective of reducing the variable and fixed manufacturing cost structure, as well as the related selling, general and administrative expenses.  The potential cash requirements and impacts associated with these actions have not been considered in the Company’s forecasted restructuring, exit and impairment charges.

Actions initiated in 2008

During the first quarter of 2008, the Company incurred charges related to its restructuring and exit activities by closing its bowling pin manufacturing facility in Antigo, Wisconsin, and announcing that it would close its boat plant in Bucyrus, Ohio, in anticipation of the sale of certain assets relating to its Baja boat business, cease boat manufacturing at one of its facilities in Merritt Island, Florida, and close its Swansboro, North Carolina boat plant.

The Company announced additional actions in June 2008 as a result of the prolonged downturn in the U.S. marine market. The plan was designed to improve performance and better position the Company for market conditions and longer-term growth. The plan was anticipated to result in significant changes in the Company’s organizational structure, most notably by reducing the complexity of its operations and further shrinking its North American manufacturing footprint. Specifically, the Company announced: the closure of its production facility in Newberry, South Carolina, due to its decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna; its intention to close four additional boat plants; and the write-down of certain assets of the Valley-Dynamo business.

During the third quarter of 2008, the Company accelerated its previously announced efforts to resize the Company in light of extraordinary developments within global financial markets that are affecting the recreational marine industry. Specifically, the Company closed its production facilities in Cumberland, Maryland; Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington. The Company also decided to mothball its plant in Navassa, North Carolina. The Company completed the Arlington, Cumberland, Roseburg and Navassa shutdowns in the fourth quarter of 2008, and the Pipestone facility shutdown in the first quarter of 2009.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The company has incurred a total of $210.8 million in restructuring, exit and impairment charges life-to-date related to the 2008 initiatives. The $210.8 million consists of $34.8 million in the Marine Engine segment, $123.0 million in the Boat segment, $25.2 million in the Bowling and Billiards Segment, $3.3 million in the Fitness segment and $24.5 million in Corporate.

The restructuring, exit and impairment charges by reportable segment related to 2008 initiatives for the three and six month periods in 2009 and 2008 are summarized below.

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Marine Engine	$0.4	$17.6	$2.4	$19.1
Boat	5.7	37.6	24.3	51.4
Fitness	—	1.3	—	1.3
Bowling & Billiards	2.8	19.8	3.5	25.4
Corporate	2.9	6.8	3.3	8.1

Total	$11.8	$83.1	$33.5	$105.3

 The following is a summary of the total expense by category associated with the 2008 restructuring initiatives recognized during 2009:

	Three Months Ended	Six Months Ended
(in millions)	July 4, 2009	July 4, 2009

Restructuring activities:
Employee termination and other benefits	$1.3	$7.8
Current asset write-downs	0.1	2.4
Transformation and other costs:
Consolidation of manufacturing footprint	4.5	14.1
Exit activities:
Employee termination and other benefits	0.3	0.4
Current asset write-downs	0.5	1.1
Transformation and other costs:
Consolidation of manufacturing footprint	2.3	3.0
Asset disposition actions:
Definite-lived asset impairments	2.8	4.7

Total restructuring, exit and impairment charges	$11.8	$33.5

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The restructuring, exit and impairment charges for actions initiated in 2008 for each of the Company’s reportable segments for the six months ended July 4, 2009, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$0.9	$6.3	$0.6	$0.4	$8.2
Current asset write-downs	0.7	1.7	1.1	—	3.5
Transformation and other costs	0.8	14.4	1.8	0.1	17.1
Asset disposition actions	—	1.9	—	2.8	4.7

Total restructuring, exit and impairment charges	$2.4	$24.3	$3.5	$3.3	$33.5

The following table summarizes the 2009 charges taken for restructuring, exit and other impairment charges related to actions initiated in 2008. The accrued amounts remaining as of July 4, 2009, represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs is expected to be paid by the end of 2009 and is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2009	Costs Recognized in 2009	Non-cash Charges	Net Cash Payments	Accrued Costs as of July 4, 2009

Employee termination and other benefits	$17.0	$8.2	$—	$(20.6)	$4.6
Current asset write-downs	—	3.5	(3.5)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	5.7	17.1	—	(20.4)	2.4
Retention and relocation costs	0.8	—	—	(0.8)	—
Consulting costs	4.5	—	—	(4.5)	—
Asset disposition actions:
Definite-lived asset impairments	—	4.7	(4.7)	—	—

Total restructuring, exit and impairment charges	$28.0	$33.5	$(8.2)	$(46.3)	$7.0

The Company anticipates that it will incur approximately $5 million of additional costs related to the 2008 initiatives through the remainder of 2009, when the 2008 initiatives are expected to be complete. The Company expects most of these charges will be incurred in the Boat segment.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. There were no material adjustments to the results of operations as a result of ineffectiveness for the three and six months ended July 4, 2009, and June 28, 2008. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

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

Cash Flow Derivatives. Certain derivative instruments qualify as cash flow hedges under the requirements of SFAS Nos. 133, “Accounting for Derivative Instruments and Hedging Activities,” and 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133.” The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of aluminum and natural gas to manage exposure related to risk from price changes. In prior periods, the Company entered into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of July 4, 2009, the term of derivative instruments hedging forecasted transactions ranged from one to 29 months.

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at July 4, 2009, and December 31, 2008, had notional contract values of $89.3 million and $106.3 million, respectively. Option contracts outstanding at July 4, 2009, and December 31, 2008, had notional contract values of $36.4 million and $137.9 million, respectively. The forward and options contracts outstanding at July 4, 2009, mature during 2009 and 2010 and primarily relate to the Euro, Mexican peso, Canadian dollar, British pound, Japanese yen and Australian dollar. As of July 4, 2009, the Company estimates that during the next 12 months, it will reclassify approximately $3 million in net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company has historically utilized fixed-to-floating interest rate swaps to mitigate the interest rate risk associated with its long-term debt. There were no fixed-to-floating interest rate swaps outstanding at July 4, 2009, and December 31, 2008. These instruments were treated as fair value hedges, with the offset to the fair market value recorded in long-term debt; see Note 14 to the consolidated financial statements in the 2008 Form 10-K for further details.

As of July 4, 2009, and December 31, 2008, the Company had $5.3 million and $5.7 million, respectively, of net deferred gains associated with all forward starting interest rate swaps included in Accumulated other comprehensive loss. These amounts include gains deferred on $250.0 million of forward starting interest rate swaps terminated in July 2006 and losses deferred on $150.0 million of notional value forward starting swaps, which were terminated in August 2008. There were no forward starting interest rate swaps outstanding at July 4, 2009. For the three months ended July 4, 2009, the Company recognized $0.1 million of net amortization gains related to all settled forward starting interest rate swaps.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and natural gas. Commodity swap contracts outstanding at July 4, 2009, and December 31, 2008, had notional values of $25.5 million and $33.8 million, respectively. The contracts outstanding mature from 2009 to 2011. The amount of gain or loss is reclassified from Accumulated other comprehensive loss to Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of July 4, 2009, the Company estimates that during the next 12 months, it will reclassify approximately $7 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of July 4, 2009, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Prepaid Expenses and Other	$—	Accrued Expenses	$—
Foreign exchange contracts	Prepaid Expenses and Other	4.6	Accrued Expenses	3.3
Commodity contracts	Prepaid Expenses and Other	1.2	Accrued Expenses	4.8

Total		$5.8		$8.1

As of December 31, 2008, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Prepaid Expenses and Other	$—	Accrued Expenses	$—
Foreign exchange contracts	Prepaid Expenses and Other	14.3	Accrued Expenses	3.9
Commodity contracts	Prepaid Expenses and Other	—	Accrued Expenses	15.2

Total		$14.3		$19.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended July 4, 2009, was:

(in millions)
Fair Value Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives

Foreign exchange contracts	Cost of Sales	$3.4

Cash Flow Hedge Instruments	Amount of Gain/(Loss) Recognized on Derivatives in Accumulated other comprehensive loss (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)

Interest rate contracts	$—	Interest Income	$0.2
Foreign exchange contracts	(4.3)	Cost of Sales	4.7
Commodity contracts	2.3	Cost of Sales	(4.9)

Total	$(2.0)		$—

The effect of derivative instruments on the Consolidated Statement of Operations for the six months ended July 4, 2009, was:

(in millions)
Fair Value Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives

Foreign exchange contracts	Cost of Sales	$3.5

Cash Flow Hedge Instruments	Amount of Gain/(Loss) Recognized on Derivatives in Accumulated other comprehensive loss (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)

Interest rate contracts	$—	Interest Income	$0.5
Foreign exchange contracts	(1.4)	Cost of Sales	10.6
Commodity contracts	0.5	Cost of Sales	(8.7)

Total	$(0.9)		$2.4

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At July 4, 2009, the fair value of the Company’s long-term debt was approximately $493 million as estimated using quoted market prices.  The carrying value of long-term debt, including current maturities, was $728.8 million as of July 4, 2009.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of July 4, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$234.3	$—	$—	$234.3
Investments	3.2	—	—	3.2
Derivatives	—	5.8	—	5.8
Total Assets	$237.5	$5.8	$—	$243.3

Liabilities:
Derivatives	$—	$8.1	$—	$8.1

Note 5 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 13.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of July 4, 2009, 3.7 million shares were available for grant. Prior to 2005, the Company primarily issued share-based compensation in the form of stock options and had not issued any SARs. Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options.

SARs

During the three and six months ended July 4, 2009, there were 2.1 million and 2.9 million SARs granted, respectively.  In the three and six months ended July 4, 2009, there was $2.3 million of total expense, after adjusting for forfeitures, due to amortization of SARs granted. During the three and six months ended June 28, 2008, there were 0.0 million and 2.6 million SARs granted, respectively.  In the three and six months ended June 28, 2008, there was $2.4 million and $3.4 million of total expense, respectively, due to amortization of SARs granted.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The weighted average fair values of individual SARs granted were $2.99 and $5.71 during 2009 and 2008, respectively.  The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions for 2009 and 2008:

	2009	2008

Risk-free interest rate	2.3%	2.9%
Dividend yield	1.9%	2.3%
Volatility factor	72.3%	40.1%
Weighted average expected life	5.7 – 6.3 years	5.4 – 6.2 years

Nonvested stock awards

No stock awards were granted during the first six months of  2009. During the three and six months ended July 4, 2009, $0.3 million and $0.1 million, respectively, were charged to compensation expense from the amortization of previous grants including the result of reversing the amortization of certain awards in the first quarter of 2009. During the three and six months ended June 28, 2008, 0.0 million and 0.9 million stock awards were granted, respectively.  Compensation expense of $2.1 million and $2.8 million, respectively, was charged to compensation expense for the three and six month periods ended June 28, 2008. The amortization of nonvested stock award cost is recognized on a straight-line basis over the requisite service period.

As of July 4, 2009, there was $0.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 0.7 years.

Director Awards

The Company may issue stock awards to directors in accordance with the terms and conditions determined by the Nominating and Corporate Governance Committee of the Board of Directors.  One-half of each director’s annual fee is paid in Brunswick common stock, the receipt of which may be deferred until a director retires from the Board of Directors.  Each director may elect to have the remaining one-half paid either in cash, in Brunswick common stock distributed at the time of the award, or in deferred Brunswick common stock units with a 20 percent premium.  Prior to May 2009, each non-employee director also received an annual grant of restricted stock units, which is deferred until the director retires from the Board.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Basic and diluted earnings (loss) per share for the three and six months ended July 4, 2009, and for the comparable periods ended June 28, 2008, were calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net earnings (loss)	$(163.7)	$(6.0)	$(347.9)	$7.3

Average outstanding shares – basic	88.4	88.3	88.4	88.3
Dilutive effect of common stock equivalents	–	–	–	0.1

Average outstanding shares – diluted	88.4	88.3	88.4	88.4

Basic earnings (loss) per share	$(1.85)	$(0.07)	$(3.94)	$0.08

Diluted earnings (loss) per share	$(1.85)	$(0.07)	$(3.94)	$0.08

As of July 4, 2009, there were 8.6 million options outstanding, of which 3.3 million were exercisable. This compares to 6.7 million options outstanding, of which 3.1 million were exercisable as of June 28, 2008. During the three and six months ended July 4, 2009, there were 6.6 million and 6.2 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was higher than the average market price of the Company’s shares for the period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. This compares to 6.7 million and 5.9 million anti-dilutive options that were excluded from the corresponding periods ended June 28, 2008. During the three and six months ended July 4, 2009, and the three months ended June 28, 2008, the Company incurred a net loss from continuing operations. As common stock equivalents have an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted earnings per share for the three and six months ended July 4, 2009, and for the three months ended June 28, 2008.

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements would likely extend over several years. The potential cash payments associated with these customer financing arrangements as of July 4, 2009, and June 28, 2008, were:

	Single Year Obligation		Maximum Obligation
(in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Marine Engine	$6.5	$31.7	$6.5	$31.7
Boat	3.1	2.9	3.1	2.9
Fitness	25.0	25.6	34.6	37.0
Bowling & Billiards	10.2	12.4	24.7	30.1

Total	$44.8	$72.6	$68.9	$101.7

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The reduction in potential obligations in the Marine Engine segment is a result of the Company’s discontinuance of its sale of receivable program in May of 2009.   See Note 11 – Financial Services for further details.

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is mitigated by the value of the collateral that secures the financing. The Company had $7.2 million accrued for potential losses related to recourse exposure at July 4, 2009.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The amount of collateral the Company could be required to purchase as of July 4, 2009, and June 28, 2008, was:

	Single Year Obligation		Maximum Obligation
(in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Marine Engine	$3.3	$4.1	$3.3	$4.1
Boat	107.2	129.2	135.2	177.4
Bowling & Billiards	1.5	3.7	1.5	3.7

Total	$112.0	$137.0	$140.0	$185.2

The Company had $15.7 million accrued for potential losses related to repurchase exposure at July 4, 2009. The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction. The Company’s $15.7 million repurchase accrual represents the expected net losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

Based on historical experience and current facts and circumstances, and in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” the Company has recorded the fair value of its estimated net liability associated with losses from these guarantee and repurchase obligations on its Condensed Consolidated Balance Sheets. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults increase as a result of the difficult market conditions.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $106.7 million as of July 4, 2009. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. In addition, the Company has provided a letter of credit to GE Commercial Distribution Finance Corporation (GECDF) as a guarantee of the Company’s obligations to GECDF and affiliates under various agreements. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $11.5 million as collateral against $13.3 million of outstanding surety bonds.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The following activity related to product warranty liabilities was recorded in Accrued expenses and Long-term liabilities – Other during the six months ended July 4, 2009, and June 28, 2008:

	Six Months Ended
(in millions)	July 4, 2009	June 28, 2008

Balance at beginning of period	$145.4	$163.9
Payments	(45.9)	(57.5)
Provisions/additions for contracts issued/sold	37.5	56.0
Aggregate changes for preexisting warranties	0.8	–
Balance at end of period	$137.8	$162.4

Additionally, customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period in our Marine Engine, Boat and Fitness segments.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $40.5 million as of July 4, 2009, and $40.9 million as of June 28, 2008.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended July 4, 2009, and June 28, 2008:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Marine Engine	$415.2	$723.6	$(7.8)	$58.9
Boat	138.8	591.7	(107.9)	(42.2)
Marine eliminations	(18.1)	(97.0)	–	–
Total Marine	535.9	1,218.3	(115.7)	16.7

Fitness	105.0	156.9	0.2	8.2
Bowling & Billiards	77.4	110.4	(5.9)	(19.8)
Corporate/Other	–	(0.2)	(24.0)	(22.3)
Total	$718.3	$1,485.4	$(145.4)	$(17.2)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the six months ended July 4, 2009, and June 28, 2008:

	Net Sales		Operating Earnings (Loss)
	Six Months Ended		Six Months Ended
(in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Marine Engine	$759.1	$1,352.2	$(58.4)	$92.5
Boat	344.1	1,157.3	(180.2)	(59.6)
Marine eliminations	(51.1)	(207.2)	–	–
Total Marine	1,052.1	2,302.3	(238.6)	32.9

Fitness	223.6	306.1	0.5	16.3
Bowling & Billiards	177.3	224.0	4.7	(18.9)
Eliminations	–	(0.2)	–	–
Corporate/Other	–	–	(39.5)	(37.2)
Total	$1,453.0	$2,832.2	$(272.9)	$(6.9)

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	July 4, 2009	December 31, 2008

Marine Engine	$781.3	$874.0
Boat	622.2	794.0
Total Marine	1,403.5	1,668.0

Fitness	563.0	636.3
Bowling & Billiards	304.4	340.8
Corporate/Other	603.5	578.8
Total	$2,874.4	$3,223.9

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

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs. For the six months ended June 28, 2008, the sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded in Investment sale gain in the Consolidated Statements of Operations. As a result of post-closing adjustments made during the second quarter of 2008, an additional $1.2 million pretax gain, $0.8 million after-tax, was recorded as an Investment sale gain in the Consolidated Statements of Operations.

Note 10 – Comprehensive Income

The Company reports certain changes in equity during a period in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  Accumulated other comprehensive loss includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax. Components of other comprehensive income (loss) for the three months and six months ended July 4, 2009, and June 28, 2008, were as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net earnings (loss)	$(163.7)	$(6.0)	$(347.9)	$7.3
Other comprehensive income:
Foreign currency cumulative translation adjustment	19.6	4.8	2.5	16.1
Net change in unrealized gains (losses) on investments	2.3	(1.1)	2.5	(2.5)
Net change in unamortized prior service cost	0.4	0.6	2.4	1.1
Net change in unamortized actuarial loss	13.0	0.4	30.0	1.1
Net change in accumulated unrealized derivative gains (losses)	(1.2)	4.9	(1.8)	3.3
Total other comprehensive income	34.1	9.6	35.6	19.1
Comprehensive income (loss)	$(129.6)	$3.6	$(312.3)	$26.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Note 11 – Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owns the remaining 51 percent. BAC commenced operations in 2003 and provides secured wholesale inventory floor-plan financing to Brunswick’s boat and engine dealers. BAC also purchased and serviced a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers, but terminated this program on May 29, 2009, and the Company replaced this program with a new facility discussed below and in Note 14 – Short-Term Debt.

Through an agreement reached in the second quarter of 2008, the term of the joint venture was extended through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal, purchase or termination by either partner at the end of this term. The agreement also contained provisions allowing for CDFV to terminate the joint venture if the Company is unable to maintain compliance with financial covenants. During the fourth quarter of 2008, the partners reached an agreement to amend the financial covenant to conform it to the minimum fixed charges test contained in the Company’s amended and restated revolving credit facility. Compliance with the fixed charge test is only required when the Company’s available, unused borrowing capacity under the revolver is below $60 million. As available unused borrowing capacity under the revolver was above $60 million at the end of the second quarter of 2009, the Company was not required to meet the minimum fixed charge test.

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

BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations.BFS and GECDF also have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.

BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at July 4, 2009, and December 31, 2008, was $18.7 million and $26.7 million, respectively.

BFS recorded income related to the operations of BAC of $0.9 million and $2.0 million for the three months and six month ended July 4, 2009, respectively. During the three months and six months ended June 28, 2008, BFS recorded income of $2.9 million and $5.7 million, respectively. These amounts include amounts earned by BFS under the aforementioned income sharing agreement, but exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Accounts receivable totaling $72.2 million and $186.4 million were sold to BAC during the three months and six months ended July 4, 2009, respectively, compared with $234.8 million and $443.9 million during the corresponding periods ended June 28, 2008. Discounts of $0.4 million and $1.3 million for the first three months and six months of 2009, respectively, have been recorded as an expense in Other income (expense), net, in the Consolidated Statements of Operations. These amounts compare with $1.5 million and $3.3 million for the same periods in the prior year. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.9 million and $1.2 million for the six months ended July 4, 2009, and June 28, 2008, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables. On May 29, 2009, the Company entered into an asset-based lending facility (Mercury Receivables ABL Facility) with GECDF to replace the Mercury Marine accounts receivable sale program the Company had with BAC. See Note 14—Short-Term Debt for more details on the Company’s  Mercury Receivables ABL Facility. Concurrent with entering into the Mercury Receivables ABL Facility, the Company repurchased $84.2 million of accounts receivable from BAC on May 29, 2009. There was no outstanding balance of receivables sold to BAC as of July 4, 2009. The outstanding balance of receivables sold to BAC under the former Mercury Marine accounts receivable sale program was $77.4 million as of December 31, 2008.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

In accordance with SFAS No. 140, the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of receivables subject to recourse was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. As a result of the Mercury Receivables ABL Facility transaction noted above, there is no outstanding retained interest recorded as of July 4, 2009. At December 31, 2008, the Company had a retained interest of $41.0 million of the total outstanding accounts receivable sold to BAC as a result of recourse provisions. The Company’s maximum exposure as of December 31, 2008, related to these amounts was $28.2 million.  These balances are included in the recourse obligations table in Note 7 – Commitments and Contingencies.

Note 12 – Income Taxes

During the second quarter of 2009, the Company recognized a tax benefit of $3.3 million on a loss before income taxes of $167.0 million for an effective tax rate of 2.0 percent. In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance resulted in an income tax benefit during the three months ended July 4, 2009.

The Company recognized an income tax provision for the six months ended July 4, 2009, on losses before taxes. The provision is primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets, as prescribed by SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks. The effective tax rate, which is calculated as the income tax provision as a percent of pretax losses, for the six months ended July  4, 2009, was (9.8) percent.

The Company recognized an income tax benefit for both the three months and six months ended June 28, 2008. The effective tax rate which is based on an income tax benefit, for the three months and six months ended June 28, 2008, was 68.2 percent and (5.0) percent, respectively. The effective tax rate benefit for the three months ended June 28, 2008, was higher than the statutory rate primarily due to the $2.5 million of tax benefits related to an interest refund received from the IRS. Additionally, for the six months ended June 28, 2008, the effective tax rate was lower than the statutory rate primarily due to the interest refund received from the IRS, but was partially offset by a higher tax rate on the sale of the Company’s interest in its bowling joint venture in Japan.

As of July 4, 2009, and December 31, 2008, the Company had approximately $45.0 million and $44.2 million of gross unrecognized tax benefits, including interest. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of July 4, 2009, could decrease by approximately $14.4 million in the next 12 months due to settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2009, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 4, 2009, and December 31, 2008, the Company had approximately $7.4 million and $6.9 million accrued for the payment of interest. There were no amounts accrued for penalties at July 4, 2009, or December 31, 2008.

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2004 through 2007 are currently open for IRS assessment. The IRS has completed its field examination and has issued its Revenue Agents Report for 2004 and 2005. The IRS examination for 2006 and 2007 began in May, 2009. Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 1999 taxable year. With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2007, the Company is not subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2003.

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

Pension and other postretirement benefit costs included the following components for the three months ended July 4, 2009, and June 28, 2008:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$1.7	$3.7	$0.5	$0.8
Interest cost	16.7	16.9	1.5	1.7
Expected return on plan assets	(11.8)	(21.0)	–	–
Amortization of prior service costs (credits)	0.9	1.6	(0.3)	(0.5)
Amortization of net actuarial loss	12.7	0.9	–	–
Curtailment loss	0.4	–	–	–
Net pension and other benefit costs	$20.6	$2.1	$1.7	$2.0

Pension and other postretirement benefit costs included the following components for the six months ended July 4, 2009, and June 28, 2008:

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
(in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$4.6	$7.5	$1.0	$1.5
Interest cost	33.2	33.8	3.0	3.3
Expected return on plan assets	(24.3)	(42.0)	–	–
Amortization of prior service costs (credits)	1.9	3.2	(0.6)	(0.9)
Amortization of net actuarial loss	25.3	1.8	–	–
Curtailment loss	3.2	–	–	–
Net pension and other benefit costs	$43.9	$4.3	$3.4	$3.9

Employer Contributions. During the six months ended July 4, 2009, and June 28, 2008, the Company contributed $1.6 million and $1.0 million, respectively, to fund benefit payments to its nonqualified pension plan. The Company is evaluating the impact of the Pension Protection Act of 2006 on 2009 contributions to the qualified pension plans. Company contributions are subject to change based on market conditions and Company discretion.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Note 14 – Short-Term Debt

Short-term debt at July 4, 2009, and December 31, 2008, consisted of the following:

	July 4,	Dec. 31,
(in millions)	2009	2008

Mercury Receivables ABL Facility	$73.9	$–
Current maturities of long-term debt	1.0	1.3
Other short-term debt	7.5	1.9

Total short-term debt	$82.4	$3.2

On May 29, 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 11—Financial Services.  The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million that are secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25%, provided, however, that the one-month LIBOR rate shall not be less than 1.0%.  Borrowings under the Mercury Receivables ABL Facility can be adjusted to $120.0 million to accommodate seasonal increases in accounts receivable from May to August.  Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85% advance rate.  The Company may also borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009, at which time the over-advance amount will decline ratably each month through November 2010.  Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain accounts, pledged as collateral against the Mercury Receivables ABL Facility.  The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 11 – Financial Services.  The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million, but have since been reduced to $73.9 million at July 4, 2009.

Note 15 – Subsequent Events

Management has evaluated and disclosed, as required, any subsequent events up to and including August 7, 2009, the date the consolidated financial statements and related notes were filed with the Securities and Exchange Commission.

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

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors.

During the first quarter of 2009, the Company realigned the management of its marine service, parts and accessories businesses. The Boat segment’s parts and accessories businesses of Attwood, Land ‘N’ Sea, Benrock, Kellogg Marine and Diversified Marine Products are now being managed as part of the Marine Engine segment’s service and parts business. As a result, the marine service, parts and accessories operating results previously reported in the Boat segment are now being reported in the Marine Engine segment. Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments.

Overview and Outlook

General

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  Management expects that the Company’s interim cash requirements, which have declined due to lower spending, will be met out of existing cash balances and cash flow.  The Company’s current objective is to end the calendar year with cash in excess of $400 million.  Additionally, the Company anticipates ending 2009 with approximately $80 million of available borrowing capacity under its asset-based revolving credit facility, which would give the Company no less than $480 million of total available liquidity entering 2010.

The Company is continuing its efforts to achieve appropriate levels of marine dealer and on-hand inventories by reducing production and wholesale shipments of boats and marine engines by a greater amount than the reduction in retail demand for marine products and expects to continue furloughing employees at several of its engine and boat manufacturing facilities for periods throughout 2009.

Net sales during the second quarter of 2009 decreased 52 percent to $718.3 million from $1,485.4 million in the second quarter of 2008.  During the six months ended July 4, 2009, net sales decreased 49 percent to $1,453.0 million from $2,832.2 million during the six months ended June 28, 2008.  For the three and six months ended July 4, 2009, the Company reported lower global sales across all of its segments.  Reduction in marine industry demand and demand for other consumer discretionary products as a result of a weak global economy, the credit market crisis, soft U.S. housing markets, and decreased consumer confidence have all contributed to the decrease in demand for the Company’s products and have lowered the Company’s net sales.  In addition, the Company has implemented an inventory management and pipeline reduction strategy to produce fewer boat units than it sells wholesale to dealers, and to sell to dealers wholesale at lower levels than dealers are selling to customers at retail.  While this strategy is enabling the Company to reduce its overall boat and marine engine inventories and has assisted our dealers in reducing the number of boats and engines in stock to appropriate pipeline inventory levels, it has also resulted in greater declines in wholesale sales compared with declines in retail demand.  The overall decline in net sales has led to lower fixed cost absorption, which has contributed to the decrease in Company earnings during the quarter and year to date periods.

Retail unit sales of powerboats in the United States have been declining since 2005, with an increasing year over year rate of decline.  This prolonged downturn has negatively affected our dealers’ financial results and position, causing some dealers to experience restructuring, closing or filing for bankruptcy.  This weak retail demand, and the resulting constraints on dealers, has resulted in lower revenues in the Company’s Boat and Marine Engine segments.  In addition to weak consumer demand, a constriction of the availability and increased cost of floorplan financing has caused dealers to carry less inventory and has led to a decrease in dealer wholesale orders.  Several floorplan lenders have exited the market, or taken steps to reduce their exposure, and other lenders have imposed stricter lending criteria, which translates into higher costs for dealers.  Finally, the overall supply of boats available to the retail market has been affected by units that are entering the system through repossessions or liquidations, which has increased the need for discounts and sales incentives to allow the Company to achieve our goal of reducing the number of boats, particularly non-current product, in our dealers’ stock.  Lower equipment orders from fitness and bowling product customers, along with lower consumer spending on discretionary items such as fitness equipment and billiards tables, has also led to lower Company sales.

Operating losses in the second quarter of 2009 were $145.4 million with negative operating margins of 20.2 percent. These results included $35.5 million of restructuring, exit and impairment charges. In the three months ended June 28, 2008, quarterly operating losses were $17.2 million, with negative operating margins of 1.2 percent, which included restructuring, exit and impairment charges of $83.1 million. Operating losses during the six months ended July 4, 2009, were $272.9 million, which included $75.1 million of restructuring, exit and impairment charges, while operating losses during the six months ended June 28, 2008, were $6.9 million, which included restructuring, exit and impairment charges of $105.3 million. In addition to larger operating losses during the first six months of 2009 compared with the similar 2008 period, operating margins went from negative 0.2 percent during the first six months of 2008 to negative 18.8 percent during the first six months of 2009.

The larger operating losses and negative operating margins during the second quarter of 2009 compared with the second quarter of 2008 were primarily the result of lower sales from marine operations and reduced fixed-cost absorption due to reduced production rates in the Company’s marine businesses in an effort to achieve appropriate dealer pipeline inventory levels. Also contributing to the larger operating losses in 2009 were higher pension and bad debt expenses and increased dealer incentive programs as a percentage of sales.  These factors were partially offset by successful cost-reduction initiatives, as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements, and lower restructuring, exit and impairment charges.

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs. For the six months ended June 28, 2008, the sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded in Investment sale gain in the Consolidated Statements of Operations. As a result of post-closing adjustments made during the second quarter of 2008, an additional $1.2 million pretax gain, $0.8 million after-tax, was recorded as an Investment sale gain in the Consolidated Statements of Operations.

During the second quarter of 2009, the Company recognized a tax benefit of $3.3 million on a loss before income taxes of $167.0 million for an effective tax rate of 2.0 percent. In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in valuation allowance resulted in an income tax benefit during the period.

During the six months ended July 4, 2009, the Company recognized a tax provision of $31.1 million on losses before income taxes. Typically, the Company would recognize a tax benefit on losses before income taxes; however, due to the uncertainty of the realization of certain state and foreign net deferred tax assets, a $36.6 million valuation allowance was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value.

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

The Company has classified its restructuring initiatives into three classifications: exit activities; restructuring activities; and asset disposition actions. The Company considers employee termination and other costs, lease exit costs, inventory write-downs and facility shutdown costs related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the sale of the Valley-Dynamo business and the divestiture of MotoTron, a designer and supplier of engine control and vehicle networking systems, to be exit activities. All other actions taken are considered to be restructuring activities. Other employee termination costs, costs to retain and relocate employees, consulting costs and costs to consolidate the manufacturing footprint are considered restructuring activities. Also, asset disposition actions primarily relate to sales of assets and definite-lived impairments on fixed assets, tooling, patents and proprietary technology, and dealer networks. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The restructuring, exit and impairment charges taken during 2009 and 2008, for each of the Company’s reportable segments is summarized below:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Marine Engine	$9.6	$17.6	$21.3	$19.1
Boat	17.9	37.6	42.9	51.4
Fitness	0.2	1.3	1.2	1.3
Bowling & Billiards	3.2	19.8	4.0	25.4
Corporate	4.6	6.8	5.7	8.1

Total	$35.5	$83.1	$75.1	$105.3

The actions taken under these initiatives are expected to benefit future operations by removing fixed costs in excess of $100 million from Cost of sales and in excess of $300 million from Selling, general and administrative in the Consolidated Statements of Operations by the end of 2009 compared with 2007 spending levels. The majority of these cost reductions are expected to be cash savings once all restructuring initiatives are complete. The Company began to see savings related to these initiatives during 2008 and expects savings to be realized through 2009.

The Company anticipates that it will incur approximately $20 million of additional costs, which are predominately cash items, through the remainder of 2009 related to the 2009 and 2008 restructuring initiatives; however, more significant reductions in demand for the Company’s products may necessitate additional restructuring or exit charges in 2009. The Company expects most of the $20 million in charges will be incurred in the Boat and Marine Engine segments.

Other

Operating earnings and margins for 2009 are expected to continue to be adversely affected by the reduction in production and wholesale shipments resulting from weak demand and pipeline inventory reductions, as discussed above. These actions are expected to have an unfavorable effect on margins due to reduced gross margins on lower sales volumes and lower fixed-cost absorption on reduced production. These reductions in sales demand and production volumes, along with incremental pension-related expenses of approximately $75 million pretax, the potential resumption of variable compensation, and increased dealer incentive program costs as a percentage of sales, are expected to lead to lower earnings and margins in 2009 when compared with 2008 earnings and margins before goodwill and trade name impairments.

Partially offsetting the above factors are expected to be $260 million of net cost reductions resulting from the full-year effect of restructuring and cost reduction actions taken in 2008 and further cost reduction activities implemented and planned in 2009. Also partially mitigating the impact of lower sales and production is the effect of lower projected restructuring charges of approximately $80 million in 2009 versus 2008. Further reductions in demand for the Company’s products may necessitate additional restructuring, exit or impairment charges in 2009.  The Company is currently considering alternatives to consolidate its domestic engine manufacturing footprint with the objective of reducing its variable and fixed manufacturing cost structure, as well as the related selling, general and administrative expenses.  The Company also continues to evaluate its boat manufacturing footprint and brand portfolio in light of existing levels of retail demand.  The potential cash requirements and impacts associated with these actions have not been considered in the Company’s forecasted restructuring, exit and impairment charges.  If the Company is unable to achieve the desired outcome from its restructuring activities, it may be required to take impairment charges on its goodwill and indefinite-lived intangible assets as required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), or on its definite-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Matters Affecting Comparability

The following events have occurred during the three months and six months ended July 4, 2009, and June 28, 2008, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. During the second quarter of 2009, the Company recorded a charge of $35.5 million related to restructuring activities as compared with $83.1 million in the second quarter of 2008. Restructuring charges during the first six months of 2009 were $75.1 million, compared with $105.3 million during the first six months of 2008. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Investment sale gains. In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs. For the six months ended June 28, 2008, the sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded in Investment sale gain in the Consolidated Statements of Operations. As a result of post-closing adjustments made during the second quarter of 2008, an additional $1.2 million pretax gain, $0.8 million after-tax, was recorded as an Investment sale gain in the Consolidated Statements of Operations.

Tax Items. During the second quarter of 2009, the Company recognized a tax benefit of $3.3 million on a loss before income taxes of $167.0 million for an effective tax rate of 2.0 percent. In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance resulted in an income tax benefit during the period.

During the six months ended July 4, 2009, the Company recognized a tax provision of $31.1 million on losses before income taxes. Typically, the Company would recognize a tax benefit on losses before income taxes; however, due to the uncertainty of the realization of certain state and foreign net deferred tax assets, a $36.6 million valuation allowance was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. This special charge was partially offset by the income tax benefit on the movement of a valuation allowance from Other Comprehensive Income during the second quarter described above. During the three months and six months ended June 28, 2008, the Company recognized $2.5 million and $2.0 million of tax benefits, respectively, primarily from an interest refund received from the Internal Revenue Service (IRS).  Partially offsetting this benefit during the six months ended June 28, 2008, was a higher tax rate on the sale of the Company’s interest in its joint venture in Japan.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:
			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	July 4, 2009	June 28, 2008	$	%

Net sales	$718.3	$1,485.4	$(767.1)	(51.6	) %
Gross margin (A)	$74.0	$303.4	$(229.4)	(75.6	) %
Restructuring, exit and impairment charges	$35.5	$83.1	$(47.6)	(57.3	) %
Operating loss	$(145.4)	$(17.2)	$(128.2)	NM
Net loss	$(163.7)	$(6.0)	$(157.7)	NM

Diluted loss per share	$(1.85)	$(0.07)	$(1.78)	NM

Expressed as a percentage of Net sales:
Gross margin	10.3%	20.4%		NM
Selling, general and administrative expense	22.6%	13.8%		880 bpts
Research and development expense	3.0%	2.2%		80 bpts
Restructuring, exit and impairment charges	4.9%	5.6%		(70) bpts
Operating margin	(20.2)%	(1.2)%		NM
__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The decrease in net sales was primarily due to reduced global demand levels across all segments compared with the second quarter of 2008, most notably with respect to lower demand in the recreational marine industry. Uncertainty in the global economy and increased credit constraints that limit the Company’s customers’ and retail consumers’ purchasing power have curtailed both retail and wholesale activity. The reduction in the Marine Engine segment’s net sales was less severe than the percentage reduction in the Boat segment’s net sales in the second quarter of 2009 due to continued consumer purchases during the boating season from the Marine Engine segment’s marine service, parts and accessories businesses. International sales declines in the Marine Engine segment were also less severe when compared with the Company’s Boat segment results in the second quarter of 2009. Net sales in the Fitness and Bowling & Billiards segments also declined in the second quarter of 2009 as operators in these industries remained cautious about making capital purchases.

As a result of the prolonged decline in marine retail demand and tighter credit markets, a number of the Company’s dealers have filed for bankruptcy or voluntarily ceased operations.  Over the past 18 months, the financial losses associated with repurchasing the Company’s product from finance companies under contractual repurchase obligations, and reselling the repurchased inventory to stronger dealers, have been approximately $8 million. If additional dealers file for bankruptcy or cease operations as expected, additional losses associated with the repurchase of the Company’s products will be incurred.  As of July 4, 2009, the Company had accruals totaling $15.7 million to cover losses associated with this activity.  In addition to these losses, Brunswick’s net sales and earnings may be unfavorably affected as a result of lower market coverage and the associated decline in sales.

The decrease in gross margin percentage in the second quarter of 2009 compared with the same period last year was primarily due to lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand, as well as higher pension expense and increased dealer incentive programs as a percentage of sales. This decrease was partially offset by successful cost-reduction efforts.

Selling, general and administrative expense declined by $42.9 million to $162.6 million in the second quarter of 2009.  The decrease was primarily a result of successful cost reduction initiatives, partially offset by increased pension expense and bad debt costs.

The Company recorded $47.6 million lower restructuring, exit and impairment charges in the second quarter of 2009 when compared with the second quarter of 2008. During the second quarter of 2009, the Company continued to reduce headcount throughout the organization and pursue additional programs to realign the Company’s cost structure and marine manufacturing footprint. During the second quarter of 2008, the Company announced the closing of its production facility in Newberry, South Carolina, as a result of the decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna, the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business and the reduction of its employee workforce across the Company. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The larger operating loss in the second quarter of 2009 compared with the second quarter of 2008 was mainly due to reduced sales volumes and the factors affecting gross margin and operating expenses, but was partially offset by lower restructuring, exit and impairment charges.

Equity earnings (loss) decreased $10.4 million to a loss of $4.1 million in the second quarter of 2009 compared with earnings of $6.3 million in the second quarter of 2008. The decrease in equity earnings was mainly the result of lower earnings from the Company’s marine joint ventures.

Interest expense increased $6.9 million in the second quarter of 2009 compared with the same period in 2008, primarily as a result of higher interest rates on outstanding debt in 2009 as the Company refinanced $250 million of floating rate notes during the third quarter of 2008 with notes that have an 11.75% interest rate. Interest income decreased $0.5 million in the second quarter of 2009 compared with the same period in 2008, primarily as a result of a decline in interest rates on investments.

During the second quarter of 2009, the Company recognized a tax benefit of $3.3 million on a loss before income taxes of $167.0 million for an effective tax rate of 2.0 percent. In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in valuation allowance resulted in an income tax benefit during the period.

During the second quarter of 2008, the Company recognized a tax benefit of $12.8 million on a loss before income taxes of $18.8 million for an effective tax rate of 68.2 percent. The tax benefit was due to $2.5 million of tax benefits primarily related to an interest refund received from the IRS, partially offset by a higher tax rate on the sale of the Company’s interest in its joint venture in Japan.

The larger net loss and diluted loss per share in the second quarter of 2009 when compared with the second quarter of 2008 was primarily due to the same factors discussed above in operating loss, increased equity losses from the Company’s joint ventures, increased interest expense and a lower income tax benefit.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the six months ended:

			2009 vs. 2008
	Six Months Ended		Increase/(Decrease)
(in millions, except per share data)	July 4, 2009	June 28, 2008	$	%

Net sales	$1,453.0	$2,832.2	$(1,379.2)	(48.7)%
Gross margin (A)	$165.2	$573.0	$(407.8)	(71.2)%
Restructuring, exit and impairment charges	$75.1	$105.3	$(30.2)	(28.7)%
Operating loss	$(272.9)	$(6.9)	$(266.0)	NM
Net earnings (loss)	$(347.9)	$7.3	$(355.2)	NM

Diluted earnings (loss) per share	$(3.94)	$0.08	$(4.02)	NM

Expressed as a percentage of Net sales:
Gross margin	11.4%	20.2%		(880) bpts
Selling, general and administrative expense	21.9%	14.4%		750 bpts
Research and development expense	3.1%	2.3%		80 bpts
Restructuring, exit and impairment charges	5.2%	3.7%		150 bpts
Operating margin	(18.8)%	(0.2)%		NM
__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The decreases in net sales, gross margin percentage and selling, general and administrative expense were primarily due to the same factors as described in the quarterly discussion.

The Company recorded $30.2 million lower restructuring, exit and impairment charges in the six months ended July 4, 2009, when compared with the six months ended June 28, 2008. The charges during the first six months of 2009 were lower than those incurred during the first six months of 2008, as the 2008 costs included significant charges related to definite-lived asset impairments associated with the closing of its bowling pin manufacturing facility in Antigo, Wisconsin; closing of its boat plant in Bucyrus, Ohio, in connection with the divestiture of its Baja boat business; ceasing of boat manufacturing at one of its facilities in Merritt Island, Florida; mothballing its Swansboro, North Carolina, boat plant; closing its production facility in Newberry, South Carolina, due to the decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna; and the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business. Potentially offsetting the reduced restructuring, exit and impairment charges in the first six months of 2009 related to definite-lived asset impairments were increased charges related to headcount reductions when compared with the six months ended June 28, 2008. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The larger operating loss in the first six months of 2009 compared with operating earnings during the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

Equity earnings (loss) decreased $18.4 million to a loss of $7.3 million in the first six months of 2009 compared with earnings of $11.1 million in the first six months of 2008. The decrease in equity earnings was mainly the result of lower earnings from the Company’s marine joint ventures.

In March 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs. For the six months ended June 28, 2008, the sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded in Investment sale gain in the Consolidated Statements of Operations. As a result of post-closing adjustments made during the second quarter of 2008, an additional $1.2 million pretax gain, $0.8 million after-tax, was recorded as an Investment sale gain in the Consolidated Statements of Operations.

Interest expense increased in the first half of 2009 compared with the same period in 2008, primarily due to the same factors as described in the quarterly discussion.

The Company recognized an income tax provision for the six months ended July 4, 2009, on losses before income taxes. The provision is primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets, as prescribed by SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks. The effective tax rate, which is calculated as the income tax provision as a percent of pretax losses, for the six months ended July 4, 2009, was (9.8) percent.

The Company recognized an income tax benefit for the six months ended June 28, 2008. The effective tax rate, which is based on an income tax benefit, for the six months ended June 28, 2008, was (5.0) percent. The effective tax rate for the six months ended June 28, 2008, was lower than the statutory rate primarily due to the $2.5 million of tax benefits related to an interest refund received from the IRS, but was partially offset by a higher tax rate on the sale of the Company’s interest in its bowling joint venture in Japan.

The larger net loss and diluted loss per share in the first six months of 2009 when compared with the first six months of 2008 was primarily due to the same factors discussed above in operating loss, increased equity losses from the Company’s joint ventures, increased interest expense and a tax provision in 2009 rather than a tax benefit recorded in 2008.

 Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

				2009 vs. 2008
	Three Months Ended			Increase/(Decrease)
(in millions)	July 4, 2009		June 28, 2008	$	%

Net sales	$415.2		$723.6	$(308.4)	(42.6)%
Restructuring, exit and impairment charges	$9.6		$17.6	$(8.0)	(45.5)%
Operating earnings (loss)	$(7.8)		$58.9	$(66.7)	NM
Operating margin	(1.9	) %	8.1%		NM
Capital expenditures	$2.2		$6.0	$(3.8)	(63.3)%
__________

NM = not meaningful

Net sales recorded by the Marine Engine segment decreased compared with the second quarter of 2008 primarily due to the continued reduction in global marine retail demand and the corresponding decline in wholesale shipments. An unfavorable effect of foreign currency translation also reduced net sales in the second quarter of 2009. Sales in the segment’s marine service, parts and accessories businesses were down only slightly for the three months ended July 4, 2009, when compared with the three months ended June 28, 2008, as consumers continued to make purchases during the boating season.

The restructuring, exit and impairment charges decreased by $8.0 million during the second quarter of 2009 when compared with the second quarter of 2008 due to lower costs incurred for severance charges. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Marine Engine segment operating earnings (loss) decreased in the second quarter of 2009 as a result of lower sales volumes.  Lower unit sales in the second quarter of 2009, plus continued efforts to reduce the Company’s inventory, resulted in production rates that were approximately 65% below production rates for the same period in the prior year.  These reduced rates of production led to lower fixed-cost absorption. Additionally, increased provision for bad debts and higher pension costs contributed to the decline in operating earnings. These decreases were partially offset by the savings from successful cost-reduction initiatives and lower restructuring, exit and impairment charges.

Capital expenditures in the second quarters of 2009 and 2008 were primarily related to profit-maintaining investments and were lower during 2009 as a result of discretionary capital spending constraints.

The following table sets forth Marine Engine segment results for the six months ended:

				2009 vs. 2008
	Six Months Ended			Increase/(Decrease)
(in millions)	July 4, 2009		June 28, 2008	$	%

Net sales	$759.1		$1,352.2	$(593.1)	(43.9)%
Restructuring, exit and impairment charges	$21.3		$19.1	$2.2	11.5%
Operating earnings (loss)	$(58.4)		$92.5	$(150.9)	NM
Operating margin	(7.7	) %	6.8%		NM
Capital expenditures	$4.8		$13.8	$(9.0)	(65.2)%
__________

NM = not meaningful

The factors that affected Marine Engine net sales, operating earnings (loss) and capital expenditures for the year-to-date period were generally consistent with those that affected the second quarter. Restructuring, exit and impairment charges for the six months ended July 4, 2009, were greater than the same period in the prior year as a result of increased severance related costs.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions)	July 4, 2009	June 28, 2008	$	%

Net sales	$138.8	$591.7	$(452.9)	(76.5)%
Restructuring, exit and impairment charges	$17.9	$37.6	$(19.7)	(52.4)%
Operating loss	$(107.9)	$(42.2)	$(65.7)	NM
Operating margin	(77.7)%	(7.1)%		NM
Capital expenditures	$2.2	$12.8	$(10.6)	(82.8)%
__________

NM = not meaningful

The decrease in Boat segment net sales during the second quarter of 2009 was largely the result of the continued reduction in marine retail demand in global markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories.  Weak retail market conditions plus the Company’s objective of protecting its dealer network, resulted in units sold being reduced by approximately 60% in the second quarter of 2009 compared with the same prior year period.

The restructuring, exit and other impairment charges recognized during the second quarter of 2009 were primarily related to additional programs to realign the Company’s marine manufacturing footprint, asset impairments and other restructuring activities initiated in both 2008 and 2009. The restructuring, exit and impairment charges in 2008 were higher as a result of the closure of its Newberry, South Carolina, facility that manufactured Bluewater Marine brands; the divestiture of the Baja business; the closing of one of its Merritt Island, Florida, boat manufacturing facilities; the decision to mothball its Swansboro, North Carolina, boat plant; and employee headcount reductions. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The larger Boat segment operating loss in the second quarter of 2009 was the result of lower sales volumes, increased dealer incentive programs as a percentage of sales to support retail demand, and the recording of additional repurchase accruals. In addition, to reduce the Company’s inventory, boat production rates were 75% below units produced during the same period on the prior year, which was lower than the 60% reduction in wholesale units sold to the Company’s dealer network.  This reduction in production during the second quarter of 2009 also resulted in lower fixed-cost absorption, which also unfavorably impacted operating results during the quarter.  The larger operating loss was partially offset by the savings from successful cost-reduction initiatives and lower restructuring, exit and impairment charges in the second quarter of 2009.

Capital expenditures in the second quarters of 2009 and 2008 were largely related to profit-maintaining investments. Capital spending was lower during 2009 as a result of discretionary capital spending constraints.

The following table sets forth Boat segment results for the six months ended:

			2009 vs. 2008
	Six Months Ended		Increase/(Decrease)
(in millions)	July 4, 2009	June 28, 2008	$	%

Net sales	$344.1	$1,157.3	$(813.2)	(70.3)%
Restructuring, exit and impairment charges	$42.9	$51.4	$(8.5)	(16.5)%
Operating loss	$(180.2)	$(59.6)	$(120.6)	NM
Operating margin	(52.4)%	(5.1)%		NM
Capital expenditures	$6.2	$22.4	$(16.2)	(72.3)%
__________

NM = not meaningful

The factors affecting Boat segment net sales, restructuring, exit and impairment charges, operating loss and capital expenditures for the year-to-date period were generally consistent with the factors described in the quarterly period above.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions)	July 4, 2009	June 28, 2008	$	%

Net sales	$105.0	$156.9	$(51.9)	(33.1	) %
Restructuring, exit and impairment charges	$0.2	$1.3	$(1.1)	(84.6	) %
Operating earnings	$0.2	$8.2	$(8.0)	(97.6	) %
Operating margin	0.2%	5.2%		(500) bpts
Capital expenditures	$0.5	$0.9	$(0.4)	(44.4	) %
__________

bpts = basis points
NM = not meaningful

The decrease in Fitness segment net sales was largely attributable to reduced volume of worldwide commercial equipment sales, as gym and fitness club operators delayed purchasing new equipment and deferred building new fitness centers as a result of reduced credit availability to fitness center operators. Sales were also negatively impacted for the three months ended July 4, 2009, when compared with the three months ended June 28, 2008, as a result of foreign currency translation from a strengthening U.S. dollar against most currencies in which the segment operates.

The Fitness segment operating earnings were adversely affected in the second quarter of 2009 when compared with the second quarter of 2008 by lower worldwide sales volumes of both commercial equipment and consumer equipment.  Higher raw materials costs also contributed to the drop in operating earnings, partially offset by the savings from successful cost-reduction initiatives.

Capital expenditures in the second quarters of 2009 and 2008 were limited to profit-maintaining investments and were lower during 2009 as a result of discretionary capital spending constraints.

The following table sets forth Fitness segment results for the six months ended:

			2009 vs. 2008
	Six Months Ended		Increase/(Decrease)
(in millions)	July 4, 2009	June 28, 2008	$	%

Net sales	$223.6	$306.1	$(82.5)	(27.0	) %
Restructuring, exit and impairment charges	$1.2	$1.3	$(0.1)	(7.7	) %
Operating earnings	$0.5	$16.3	$(15.8)	(97.0	) %
Operating margin	0.2%	5.3%		(510) bpts
Capital expenditures	$0.8	$2.4	$(1.6)	(66.7	) %
__________

bpts = basis points
NM = not meaningful

The factors affecting Fitness segment net sales, operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

					2009 vs. 2008
	Three Months Ended				Increase/(Decrease)
(in millions)	July 4, 2009		June 28, 2008		$	%

Net sales	$77.4		$110.4		$(33.0)	(29.9	) %
Restructuring, exit and impairment charges	$3.2		$19.8		$(16.6)	(83.8	) %
Operating loss	$(5.9)		$(19.8)		$13.9	(70.2	) %
Operating margin	(7.6	) %	(17.9	) %		NM
Capital expenditures	$0.9		$7.5		$(6.6)	(88.0)%
__________

NM = not meaningful

Bowling & Billiards segment net sales were down from prior year primarily as a result of lower sales from its Bowling Products business as new center developments and upgrades to existing centers were delayed by proprietors due to weak economic conditions and reduced access to capital. In addition, Bowling retail sales were down primarily due to the loss of sales from divested centers and lower sales from existing centers. Billiards sales also declined as consumers continued to defer spending on discretionary items.

The Bowling & Billiards segment incurred $16.6 million less of restructuring, exit and impairment charges during the second quarter of 2009 when compared with the same period in the prior year. The decrease relates primarily to a $17.8 million charge for asset write-downs related to the sale of its Valley-Dynamo coin-operated commercial billiards operations during the second quarter of 2008.

The lower operating loss during the second quarter of 2009 was the result of the absence of the Valley-Dynamo impairment charge described above as well as savings from successful cost-reduction initiatives. These factors were partially offset by the effect of lower sales during the second quarter of 2009.

Decreased capital expenditures in 2009 were primarily driven by reduced spending for Brunswick Zone XL centers and constraints on discretionary capital spending.

The following table sets forth Bowling & Billiards segment results for the six months ended:

				2009 vs. 2008
	Six Months Ended			Increase/(Decrease)
(in millions)	July 4, 2009	June 28, 2008		$	%

Net sales	$177.3	$224.0		$(46.7)	(20.8)%
Restructuring, exit and impairment charges	$4.0	$25.4		$(21.4)	(84.3)%
Operating earnings (loss)	$4.7	$(18.9)		$23.6	NM
Operating margin	2.7%	(8.4	) %		NM
Capital expenditures	$1.2	$15.0		$(13.8)	(92.0)%
__________

NM = not meaningful

The factors affecting Bowling & Billiards segment net sales, operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above. In addition to the factor described above for restructuring, exit and impairment charges in the second quarter of 2008, the six months ended June 28, 2008, also included charges related to the closing of the segment’s bowling pin manufacturing facilities in Antigo, Wisconsin.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

	Six Months Ended
(in millions)	July 4, 2009	June 28, 2008

Net cash provided by operating activities	$68.1	$62.6
Net cash provided by (used for):
Capital expenditures	(13.7)	(58.0)
Proceeds from the sale of property, plant and equipment	5.4	3.4
Proceeds from investment sale	–	40.4
Other, net	(0.2)	0.2
Free cash flow *	$59.6	$48.6
__________

*
The Company defines “Free cash flow” as cash flow from operating and investing activities (excluding cash used for investments) and excluding financing activities. Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this non-GAAP financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that Free cash flow is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Brunswick’s major sources of funds for interim working capital requirements are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

In the first six months of 2009, net cash provided by operating activities totaled $68.1 million, compared with net cash provided by operating activities of $62.6 million in the same period of 2008. Cash provided by operating activities during 2009 benefited from $214.4 million of changes in certain current assets and current liabilities and a tax refund received in 2009 from the carryback of the Company's 2008 tax loss.  These items were partially offset by the Company’s net loss for the first six months of 2009, which included non-cash charges associated with pension expense, bad debt costs and a deferred tax asset valuation allowance.

Changes in certain current assets and current liabilities provided cash of $214.4 million for the six months ended July 4, 2009, and was primarily the result of reductions in the Company's inventory and accounts receivable partially offset by decreased accounts payable and lower accrued expenses.  These declines reflect the Company's efforts to reduce working capital in light of reduced business volumes.  In 2008, the changes in certain current assets and current liabilities used $104.5 million of cash, driven by seasonal increases in inventory and accounts receivable as well as lower accounts payable.

Also included in cash flows from operating activities was the repurchase of $84.2 million of accounts receivable from Brunswick Acceptance Company, LLC on May 29, 2009, as part of its new asset-based lending facility (Mercury Receivables ABL Facility).  See Note 11—Financial Services and Note 14—Short-Term Debt for more details on the Company’s sale of receivable program and Mercury Receivables ABL Facility, respectively.

Cash flows from investing activities included capital expenditures of $13.7 million in the first six months of 2009, which decreased from $58.0 million in the first six months of 2008. The majority of the capital expenditures in the first half of 2009 were limited to profit-maintaining activities as a result of discretionary capital spending constraints.

The Company expects investments for capital expenditures in 2009 to be approximately $40 million compared with $102.0 million in 2008 as discretionary capital spending constraints will require the Company to focus primarily on investments to maintain Company operations and position it to respond when marine markets recover.  The Company is projecting depreciation and amortization expense for 2009 to be approximately $155 million compared with $177.2 million for 2008.

Brunswick did not complete any acquisitions during the first six months of 2009 or 2008. The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC), which requires the Company to maintain a 49 percent equity investment, decreased $5.4 million and $13.0 million during the first six months of 2009 and 2008, respectively. The reduction in 2009 reflects BAC’s lower asset levels, whereas the decline in 2008 primarily reflects reduced equity requirements resulting from an amendment of the joint venture’s capital provisions.

In March 2008, the Company sold its investment in a bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs. See Note 9 – Investments to the Consolidated Financial Statements for details on the sale of this investment, and Note 8 in the 2008 Form 10-K for further details on the Company’s other investments.

Cash flows from financing activities provided $78.7 million during the first six months of 2009, primarily as a result of the ABL facility, as discussed in Note 14 – Short-Term Debt, to the Consolidated Financial Statements, compared with $0.2 million of cash used for financing activities during the same period in 2008.

Cash and cash equivalents totaled $461.2 million as of July 4, 2009, an increase of $143.7 million from $317.5 million at December 31, 2008. Total debt as of July 4, 2009, and December 31, 2008, was $810.2 million and $731.7 million, respectively. Brunswick’s debt-to-capitalization ratio, calculated as the Company’s total debt divided by the sum of the Company’s total debt and shareholders’ equity, increased to 65.8 percent as of July 4, 2009, from 50.1 percent as of December 31, 2008.

On May 29, 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 11—Financial Services.  The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million that are secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25%, provided, however, that the one-month LIBOR rate shall not be less than 1.0%.  Borrowings under the Mercury Receivables ABL Facility can be adjusted to $120.0 million to accommodate seasonal increases in accounts receivable from May to August.  Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85% advance rate.  The Company may also borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009, at which time the over-advance amount will decline ratably each month through November 2010.  Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain accounts, pledged as collateral against the Mercury Receivables ABL Facility.  The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 11 – Financial Services.  The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million, but have since been reduced to $73.9 million at July 4, 2009.

The Company has a $400.0 million secured, asset-based revolving credit facility (Revolving Credit Facility) in place with a group of banks through May 2012, as described in Note 14 to the consolidated financial statements in the 2008 Form 10-K. There were no loan borrowings under the Revolving Credit Facility in the first six months of 2009 or 2008. The Company has the ability to issue up to $150.0 million in letters of credit under the Revolving Credit Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the Revolving Credit Facility.

Borrowings under this Revolving Credit Facility are subject to the value of the borrowing base, consisting of certain accounts receivable, inventory, and machinery and equipment of the Company and its domestic subsidiaries. As of July 4, 2009, the borrowing base totaled $230.5 million and total letters of credit outstanding under the Facility were $92.8 million, which resulted in an available unused borrowing capacity of $137.7 million.

The Company’s borrowing capacity is also influenced by a minimum fixed-charges covenant.  The covenant requires that the Company maintain compliance with a minimum fixed charge ratio, as defined in the Revolving Credit Facility, only if the Company’s available, unused borrowing capacity falls below $60 million.  At the end of the second quarter of 2009, the Company was below the minimum fixed charge threshold due to current operating performance.  This did not result in an event of default under the Revolving Credit Facility as the Company’s available, unused borrowing capacity at the end of the second quarter of 2009 was in excess of $60 million.  Due to weak marine market conditions, the Company anticipates being below the minimum fixed charges threshold for the remainder of 2009, and possibly into future periods.  The Company expects to maintain compliance with this covenant as available, unused borrowing capacity will remain above the $60 million requirement.  However, the Company’s effective borrowing capacity under the Revolving Credit Facility will be reduced by the $60 million minimum available, unused borrowing capacity requirement.  In addition, the Company’s borrowing capacity over the remainder of the year will be reduced as anticipated reductions in inventory and receivables will lower the borrowing base.  However, the Company’s effective unused borrowing capacity is expected to be at approximately $80 million at year-end 2009, due to lower letter of credit requirements.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  Management expects that the Company’s near-term operating cash requirements, which have declined due to lower spending, will be met out of existing cash balances and cash flow, and no cash borrowings are expected under the Facility.  Under the Facility, the Company’s $150 million, 5% notes due in May 2011 need to be retired by the end of 2010.  The Company’s ability to meet this requirement will be dependent on available cash balances and access to capital markets. The Company expects to consider other potential financing opportunities to maintain a debt portfolio that is appropriately structured to meet the Company’s long-term business needs.

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

The Company contributed $1.6 million and $1.1 million to fund benefit payments in its nonqualified plan in the first six months of 2009 and 2008, respectively, and expects to contribute up to an additional $10 million to the plan in 2009, compared with $1.5 million that was funded subsequent to the first six months of 2008. The Company did not make contributions to its qualified pension plans in the first half of 2009 or 2008, as the funded status of those plans exceeded Employee Retirement Income Security Act (ERISA) requirements.  The Company is evaluating the impact of the Pension Protection Act of 2006 on 2009 contributions to the qualified plans.  Company contributions are subject to change based on market conditions and Company discretion. See Note 13 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 15 to the consolidated financial statements in the 2008 Form 10-K for more details.

Financial Services

See Note 11 – Financial Services in the Notes to Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2008 Form 10-K. With the exception of the elimination of the Company’s retained interest associated with its former sale of receivable program described in Note 11—Financial Services, there have been no material changes outside the ordinary course of business.

Environmental Regulation

In its Marine Engine segment, Brunswick plans to continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California adopted regulations that required catalytic converters on sterndrive and inboard engines that became effective on January 1, 2008. Other environmental regulatory bodies in the United States and other countries may also impose higher emissions standards than are currently in effect for those regions. The Company expects to comply fully with these regulations, but compliance will increase the cost of these products for the Company and the industry. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that the cost of compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition, but will impact future acquisitions.

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

 In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented be adjusted retrospectively to conform to its provisions. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of these statements did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company presented the required disclosures beginning with its second quarter ending on July 4, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition as management followed a similar approach prior to the adoption of this standard.  See Note 15 – Subsequent Events for further discussion.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 may have on the Company’s consolidated financial statements.

       In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 168 may have on the disclosures included in the Company’s consolidated financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of adverse general economic conditions, particularly in the United States and Europe; the effect of tight consumer markets on demand for marine products; our ability to maintain effective distribution; inventory reductions by major dealers, retailers and independent boat builders; the effect of an excess in the supply of repossessed boats on industry pricing; our ability to meet repurchase and recourse obligations to third parties arising out of dealer defaults; the ability of our dealers and distributors to secure adequate access to capital; the adequacy and the cost of our restructuring initiatives; the effect of having an impairment in the carrying value of goodwill, tradenames and other long-lived assets on our consolidated results of operations and net worth; our ability to maintain a large fixed cost base; our ability to establish a smaller manufacturing footprint; our ability to successfully implement our restructuring initiatives; our reliance on third party suppliers for the supply of raw material, parts and components necessary to assemble our products; the effects of our pension funding requirements; the higher costs of energy on our marine and bowling retail center businesses; competitive pricing and other pressures; the success and the introduction of new products; our ability to compete with other activities for consumers’ scarce discretionary income and leisure time; our success in maintaining the continued strength of our brands; our ability to maintain the services of key individuals and relationships; our exposure to product liability, warranty liability, personal injury and property damage claims; environmental and zoning requirements; our ability to comply with environmental regulations for marine engines; our compliance obligations and liabilities under environmental and other laws and regulations; our ability to adequately protect our intellectual property; the effect of our joint ventures on our business; changes in currency exchange rates; the effect of international sources of revenue on our business; and the effect of adverse weather conditions on our marine and retail bowling center revenues.  Additional factors are included in the Company's Annual Report on Form 10-K for 2008 and elsewhere in this report.

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

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock.

Risk factors relating to our business and our industry

Current worldwide economic conditions, particularly in the United States and Europe, have adversely affected our industry, business and results of operations and may continue to do so.

In 2008 and 2009, general worldwide economic conditions, particularly in the United States and Europe, have experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  In times of economic contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects our financial performance, especially in our marine businesses.  A significant majority of our businesses are cyclical in nature and highly sensitive to personal discretionary spending levels, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and personal income levels. The impact of weakening consumer and corporate credit markets; continued reduction in marine industry demand; corporate restructurings; declines in the value of investments and residential real estate, especially in large boating markets such as Florida and California, and higher fuel prices, have negatively affected our financial results and may continue to do so.

Demand for our marine products has been significantly reduced by weak economic conditions, a lack of consumer confidence, unemployment and increased market volatility worldwide, especially in the United States and Europe.  For example, retail unit sales of powerboats in the United States have declined 36% from 2005 to 2008, with an accelerated decline in 2008.  On an industry level, retail unit sales were down significantly during 2008, compared with the already low retail unit sales during 2007, and retail unit sales have continued to decline significantly for the first half of 2009.  Bankruptcies, reorganizations outside of the bankruptcy process, restructurings, debt renegotiations, and closures have become significantly more numerous for the industry’s manufacturing, distribution and supply segments around the globe.  Any continued deterioration in general economic conditions that further diminishes consumer confidence or discretionary income may reduce our sales further and adversely affect our financial results, including increasing the potential for future impairments.  We cannot predict the timing or duration of the current economic slowdown or the timing or strength of a subsequent economic recovery, either worldwide or in the specific markets where we compete.

The economic factors discussed above have also reduced the ability of fitness centers and bowling retail centers to invest in new equipment, which has adversely affected sales in our fitness and bowling segments.

Tight consumer credit markets have reduced demand, especially for marine products, and may continue to do so.

Customers often finance purchases of our marine products, particularly boats.  Rising interest rates can have an adverse effect on consumers’ ability to finance boat purchases, which can adversely affect our ability to sell boats and engines to dealers and distributors.  Further, the current tight credit markets in the United States have resulted in a tightening of funds available for retail financing for marine products and in some cases have resulted in lenders imposing stricter eligibility requirements, such as higher credit scores from potential boat buyers or loans with a higher interest rate than in prior years.  For example, both the percentage of customers qualifying for financing and the percentage of customers who accept approved financing have decreased since 2008.  If the tightening of credit in the financial markets continues to adversely affect the ability of customers to obtain financing for potential purchases at acceptable terms and interest rates, this could result in a further decrease in sales of our products or delay any improvement in our sales.

Our financial results may be adversely affected if we are unable to maintain effective distribution.

We rely on third-party dealers and distributors to sell the majority of our products, particularly in the marine business.  The ability to maintain a reliable network of dealers is essential to our success.  We face competition from other boat manufacturers in attracting and retaining distributors and independent boat dealers.  A deterioration in the number or quality of our dealers and distributors could have a material adverse effect on our financial results.

Weak demand for marine products has and could continue to adversely affect the financial performance of our dealers.  In particular, reduced cash flow from decreased sales and tighter credit markets may impair a dealer’s ability to fund operations.  A continued inability to fund operations can force dealers to cease business, and we may not be able to obtain alternate distribution in the regular market. An inability to obtain alternate distribution could unfavorably affect our net sales through lower market exposure. During the past 18 months, approximately 17% of our boat dealers have failed or otherwise ceased operations, including our second largest boat dealer, Olympic Boat Centers.  Moreover, MarineMax, the boat industry’s largest retailer and our largest customer is also experiencing declines in revenue and operating performance due to weak marine markets.  We anticipate that the rate of dealer failures or voluntary market exits will increase in the second half of 2009, and possibly into future periods.

Inventory reductions by major dealers, retailers and independent boat builders can adversely affect our financial results.

In 2008 and the first half of 2009, dealer inventory levels have been higher than desired and dealer inventory has aged beyond our preferred level.  Consequently, our boat and engine dealers and distributors, as well as independent boat builders who purchase our marine engine products, have reduced their inventories, which, along with declines in retail demand, has resulted in diminished wholesale demand for our products.  As a result, we have: reduced boat production for the second quarter of 2009 by approximately 75% as compared to the same period in 2008 (which has resulted in lower rates of absorption of fixed costs in our manufacturing facilities and thus lower margins); provided substantial support to dealers through retail discount programs aimed at reducing aged inventory; and, for most of our brands, delayed the start of the model year 2010 to September 1 in order to clear aged inventory to make room for new models.  If our efforts are not successful, continued inventory reduction by dealers and independent boatbuilder customers will hurt our sales and results of operations.

Excess supply of repossessed boats can adversely affect industry pricing.

Boats entering the market through non-traditional avenues, such as dealer and independent boat builder failures, rising levels of consumer-related repossessions, and finance companies exiting the marine space, have resulted in an excess supply of repossessed boats that has had an adverse effect on industry pricing. In addition, our largest domestic boat manufacturing competitor, Genmar Holdings, Inc., recently filed for Chapter 11 bankruptcy protection.  Failed or struggling dealers and boat builders, including Genmar, may be required to sell their products at significantly reduced prices or liquidation prices in order to pay their financial obligations. These supply conditions, combined with our inventory pipeline reduction strategy, have resulted in higher discounts and sales incentives used to facilitate retail boat sales, which could lead to lower sales or result in pressure on wholesale prices. We anticipate this trend to continue through 2009 and possibly into future periods.

We may be required to repurchase inventory or accounts of certain dealers.

We have agreements with certain third party finance companies to provide financing to our customers to enable the purchase of our products.  In connection with these agreements we may have obligations to either repurchase our products from the finance company, or we may have recourse obligations to the finance company on the customer’s receivables.  These obligations are triggered if our dealers default on their debt obligations to the finance companies.

Based on outstanding customer financings as of July 4, 2009, our maximum contingent obligation to repurchase inventory from the finance companies totaled $140.0 million, and our maximum contingent recourse obligations on customer receivables totaled $68.9 million.  These repurchase and recourse obligations are less than the total balances of dealer financings outstanding under these programs, as our obligations under certain of these arrangements are subject to caps, or limit the Company’s obligations based on age of product.  Our risk related to these arrangements is mitigated by the proceeds we receive on the resale of repurchased product to other dealers, or by recoveries on receivables purchased under the recourse obligations.

Our inventory repurchase obligations relate primarily to the inventory floorplan credit facilities of our boat and engine dealers.   Our actual historical repurchase experience related to these arrangements has been substantially less than our maximum contractual obligations.  For the 18-month period ending July 4, 2009, the financial losses associated with repurchasing our product from finance companies under contractual repurchase obligations, and reselling the repurchased inventory to stronger dealers, have been approximately $8 million.  If additional dealers file for bankruptcy or cease operations as we expect, additional losses associated with the repurchase of our products will be incurred.  As of July 4, 2009, we had accruals totaling $15.7 million to cover losses associated with this activity.  In addition to these losses, our net sales and earnings may be unfavorably affected as a result of reduced market coverage and the associated decline in sales.

Continued weakness in the marine industry could cause an increase in future repurchase activity, or could require the Company to incur losses in excess of established reserves.  In addition, the Company’s cash flow and loss experience could be adversely affected if inventory is not successfully distributed to other dealers in a timely manner, or if the recovery rates on the resale of the product experience declines.  In addition, the finance companies could require changes in repurchase or recourse terms that would result in an increase in the Company’s contractual contingent obligations.

Our receivable recourse exposure relates primarily to our Fitness and Bowling businesses.  The Company has loss reserves totaling $7.2 million related to these arrangements as of July 4, 2009.

The inability of our dealers and distributors to secure adequate access to capital could adversely affect our sales.

Our dealers require adequate liquidity to finance their operations, including the purchases of our products.  Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms.  These sources of financing are vital to our ability to sell products through our distribution network, particularly to our boat and engine dealers.  During the recent credit crisis, several third party floorplan lenders ceased their lending operations, or materially reduced their exposure.  A significant portion of our domestic and international boat and engine sales to dealers are financed through entities affiliated with GE  Capital Corporation (GECC), including Brunswick Acceptance Company, LLC (BAC) (the Company’s 49% owned joint venture, with the other 51% being owned by CDF Ventures, LLC (CDFV), a subsidiary of GECC),  which provides floorplan financing to domestic marine dealers.  Recently, GECC implemented several changes to its lending terms that significantly increased the cost of financing, imposed stricter lending criteria, and required more rigorous terms, such as timing of curtailment payments due on product based on aging.   These changes have translated to higher costs for dealers to carry inventory, which in part has led us and our dealers to reassess and ultimately reduce wholesale orders.

BAC commenced operations in 2003, and in the second quarter of 2008, the term of the joint venture was extended through June 2014.  The venture is funded with the capital contributions from the joint venture partners, along with a $1.0 billion secured credit line provided by GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and through receivable sales to a securitization facility arranged by GECDF.  The Company does not guarantee the debt of BAC.  GECDF may, however, terminate the joint venture if the Company is unable to maintain compliance with the minimum fixed charge covenant included in the Company’s revolving credit facility.

The availability and terms of financing offered by our dealer floorplan financing providers (including BAC and others) will continue to be influenced by their ability to access certain markets, including the securitization and the commercial paper markets, and to fund their operations in a cost effective manner, the performance of their overall credit portfolios, their willingness to accept the risks associated with lending to marine dealers, and the overall creditworthiness of those dealers.  The Company’s sales could be adversely affected if BAC were to be terminated, if further declines in floorplan financing availability occur, or if financing terms become more adverse.  This could require the Company find alternative sources of financing, including the Company providing this financing directly to dealers, which could require additional capital to fund the associated receivables.

Our restructuring initiatives, implemented as a result of the prolonged downturn in the U.S. marine market, could result in additional costs or be inadequate.

As a result of the downturn in the U.S. marine market, we announced various restructuring initiatives from 2006 to 2009, aimed at reducing our cost structure, including plant closures and workforce reductions, to improve our operational performance and “right-size” our business and manufacturing processes to the current economic climate and levels of demand.  To date, we have recorded total restructuring charges (consisting of severance and plant closure costs, definite-lived asset write-downs and impairment charges) of $22.2 million and $177.3 million in 2007 and 2008, respectively, and $75.1 million in the six months ended July 4, 2009.  Approximately 58% of the total charges for 2008 and the six months ending July 4, 2009, have required cash expenditures. We expect to incur approximately $20 million of additional restructuring, exit and other impairment charges in 2009 as a result of these restructuring initiatives.  However, unforeseen events may require additional unanticipated restructuring costs.  If additional actions are required, there may be additional costs, write-downs or charges and our earnings could be adversely affected.  Although we expect that the elimination of costs, as well as the realization of efficiencies and other benefits related to implementing the restructuring initiatives, will offset the restructuring-related costs over time, we may not achieve the net benefits we expect in the near term or at all, and the cost of restructuring our operations may exceed our current estimates.

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect our consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as the Company’s trade names, are recorded at fair value and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  In evaluating the potential for impairment of goodwill and trade names, we make assumptions regarding future operating performance, business trends, and market and economic conditions.  Such analyses further require us to make judgmental assumptions about sales, operating margins, growth rates and discount rates.  There are inherent uncertainties related to these factors and to management’s judgment in applying these factors to the assessment of goodwill and trade name recoverability.  Goodwill reviews are prepared using estimates of the fair value of reporting units based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or on the estimated present value of future discounted cash flows.  We could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of our business and market capitalization declines.

During the third quarter of 2008, as a result of significantly reduced demand for our products due to the adverse change in business climate, management revised its future cash flow expectations in the third quarter of 2008, which lowered the fair value estimates of certain businesses.  As a result of the lower fair value estimates, we concluded that the carrying amounts of our Boat segment and bowling retail and billiards reporting units exceeded their respective fair values and we recognized non-cash goodwill and trade name impairment charges of $377.2 million and $133.9 million, respectively, during 2008.

The Company also continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill, and other long-lived assets may warrant revision or whether the remaining balance of such assets may not be recoverable.  The Company uses an estimate of the related undiscounted cash flow over the remaining life of the asset in measuring whether the asset is recoverable.

If the future operating performance of our reporting units is not consistent with our assumptions going forward, we could be required to record additional non-cash impairment charges.  Impairment charges could substantially affect our reported earnings in the periods of such charges.  In addition, impairment charges could indicate a reduction in business value which could limit our ability to obtain adequate financing in the future.  As of December 31, 2008, we had approximately $272 million of goodwill related to the Life Fitness segment and approximately $19 million of goodwill related to the Marine Engine segment.  As of December 31, 2008, our total goodwill represented approximately 9% of total assets.

Our business requires us to maintain a large fixed cost base that can affect our profitability.

The high levels of fixed costs of operating marine production plants can put pressure on profit margins. For example, since June 28, 2008, we reduced our inventory by approximately $342 million, in part at reduced margins and slowed production in certain areas of our operations.  Our profitability is dependent, in part, on our ability to spread fixed costs over an increasing number of products sold and shipped, and if we reduce our rate of production, as we have in 2008 and 2009, gross margins are negatively impacted. Decreased demand or the need to reduce inventories can lower our ability to absorb fixed costs and materially impact our results of operations.

Establishing a smaller manufacturing footprint is critical to our operating and financial results.

A significant component in our cost-reduction efforts is establishing a smaller manufacturing footprint by consolidating boat production into fewer plants.  Since January 1, 2007, we have closed 14 of our boat manufacturing facilities.  Moving production to a different plant involves risks, including the inability to start up production within the cost and time estimated, supply product to dealers when expected, and attract a sufficient number of skilled workers to handle the additional production.  The inability to successfully implement our manufacturing footprint initiatives could adversely affect our operating and financial results.

Currently, we are actively engaged in examining the potential consolidation of our Mercury Marine Oklahoma and Wisconsin manufacturing facilities.  We are currently a party to a collective bargaining agreement in our Wisconsin site, while our plant in Oklahoma is not unionized.  If we determine to proceed with the consolidation, along with the risks outlined above in connection with moving facilities, we may not be able to negotiate amendments to our existing collective bargaining agreement on terms satisfactory to us.

Our ability to successfully implement our restructuring initiatives and other uncertainties could negatively affect our liquidity position, which in turn could have a material adverse effect on our business.

The ability to meet our liquidity requirements will depend on the continued successful execution of the restructuring initiatives, the reductions of our fixed cost base and the reductions to the manufacturing footprint that we are implementing to return our marine operations to profitability.  We are subject to numerous risks and uncertainties that could negatively affect our cash flow and liquidity position in the future.  These include, among other things, continued access to short-term borrowing sources; the continued ability to comply with the Company’s asset based lending facility’s financial maintenance covenants; the continued reduction in marine industry demand as a result of a weak global economy resulting in, among other things, (i) the failure of our customers to pay amounts owed to us or to pay amounts owed to us on a timely basis, (ii) an increase in our obligations to repurchase our products or make recourse payments on customers’ debt obligations, or (iii) an inability to reduce our inventory levels.  The continuation of, or adverse change with respect to, one or more of these trends would weaken our liquidity and competitive position and materially adversely affect our ability to satisfy our anticipated cash needs.

We rely on third party suppliers for the supply of the raw materials, parts and components necessary to assemble our products.  Our financial results may be adversely affected by an increase in cost, disruption of supply or shortage of or defect in raw materials, parts or product components.

Outside suppliers and contract manufacturers provide raw materials used in our manufacturing processes including oil, aluminum, steel and resins, as well as product parts and components, such as engine blocks and boat windshields.  The prices for these raw materials, parts and components fluctuate depending on market conditions.  Substantial increases in the prices of our raw materials, parts and components would increase our operating costs, and could reduce our profitability if we cannot recoup the increased costs through increased product prices.  In addition, some components we use in our manufacturing processes, including engine blocks and boat windshields, are available from a sole or limited number of suppliers.  Financial difficulties or solvency problems that these or other suppliers currently face or may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.  It may be difficult to find a replacement supplier for a limited or sole source raw material, part or component without significant delay or on commercially reasonable terms.  In addition, an uncorrected defect or supplier’s variation in a raw material, part or component, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products.  An increase in the cost, defects or a sustained interruption in the supply or shortage of some of these raw materials, parts or products that may be caused by financial pressures on our suppliers due to the weakening economy, a deterioration of our relationships with suppliers or by events such as natural disasters, power outages or labor strikes, could disrupt our operations, impair our ability to deliver products to our customers and negatively affect our financial results. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms relating to a component.

Our pension funding requirements and expenses are affected by certain factors outside our control, including the performance of plan assets, the discount rate used to value liabilities, actuarial data and experience, and legal and regulatory changes.

Our funding obligations for our four qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial data and experience and legal and regulatory funding requirements.  Changes in these factors can affect the accounting expense and cash funding requirements associated with these plans, which could have an adverse impact on our results of operations, liquidity or shareholders’ equity.  In addition, the majority of our pension plan assets are invested in equity securities.  Due to significant declines in worldwide financial market conditions during 2008, the funded status of our pension plans was adversely affected and the level of our unfunded pension liabilities declined to approximately 60% (including the impact of non-qualified pension liabilities) as of December 31, 2008.  Additionally, our pension expenses are expected to increase by approximately $75 million in 2009 when compared with 2008. We expect to have to make contributions of approximately $10 million to our pension plans during 2009.  Our future pension expenses could further increase significantly due to the effect of the discount rate, changes in asset levels and a decline in the estimated return on plan assets.  In addition, we could be legally required to make increased contributions to the pension plans, and these contributions could be material and negatively affect our cash flow.

Higher energy costs can adversely affect our results, especially in the marine and retail bowling center businesses.

Higher energy costs result in increases in operating expenses at our manufacturing facilities and in the cost of shipping products to customers.  In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of our marine products.  Also, higher fuel prices may have an adverse effect on demand for marine retail products as they increase the cost of boat ownership.  Finally, because heating and air conditioning comprise a significant part of the cost of operating a bowling center, any increase in the price of energy could adversely affect the operating margins of our bowling centers.

Our profitability may suffer as a result of competitive pricing and other pressures.

The introduction of lower-priced alternative products by other companies can hurt our competitive position in all of our businesses.  We are constantly subject to competitive pressures, particularly in the outboard engine market, in which predominantly Asian manufacturers often have pursued a strategy of aggressive pricing.  Such pricing pressure has limited our ability to increase prices for our products in response to raw material and other cost increases and has negatively affected our profit margins and may continue to do so.  We have also experienced pricing pressure from dealers with large unsold inventories and increasing levels of repossessed boats.  We are also facing a meaningful volume of significantly discounted product coming into the market from failed or struggling manufacturers or dealers.

In addition, our independent boat builder customers may react negatively to potential competition for their products from our own boat brands, which can lead them to purchase marine engines and marine engine supplies from competing marine engine manufacturers and may negatively affect demand for our products.

Our ability to remain competitive depends on the successful introduction of new product offerings.

We believe that our customers rigorously evaluate their suppliers on the basis of product quality, development capability and new product innovation. Our ability to remain competitive may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development or obtain adequate intellectual property protection for new products. Additionally, we decreased the amount spent on research and development and capital expenditures in an effort to preserve liquidity, which, as a result, affects the number of new products we may be able to develop. To meet ever-changing consumer demands, the timing of market entry and pricing of new products are critical.  As a result, we may not be able to introduce new products necessary to remain competitive.

We compete with a variety of other activities for consumers’ scarce discretionary income and leisure time.

The vast majority of our products are used for recreational purposes, and demand for our products can be adversely affected by competition from other activities that occupy consumers’ leisure time, including other forms of recreation as well as religious, cultural and community activities. A decrease in discretionary income as a result of the current economic environment has reduced consumers’ willingness to purchase and enjoy our products.

Our success depends upon the continued strength of our brands.

We believe that our brands, including Brunswick, Mercury, Sea Ray, Boston Whaler, Hatteras and Life Fitness, are significant contributors to the success of our business and that maintaining and enhancing the brands are important to expanding our customer base.  Failure to protect our brands from infringers may adversely effect our business and results of operations.

Our operations are dependent upon the services of key individuals, the loss of which could materially harm us.

Our operations depend, in part, on the efforts of our executive officers and other key employees.  In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our key employees or the failure to attract or retain employees could have a material adverse effect on us.  Our restructuring activities, which have resulted in substantial employee terminations, may make it more difficult for us to attract or retain employees and we may be adversely affected for some time by the loss of trained employees with knowledge of our business and industries.  If we are unable to attract and retain qualified individuals, or our costs to do so increase significantly, our operations could be materially adversely affected.

We manufacture and sell products that create exposure to potential product liability, warranty liability, personal injury and property damage claims and litigation.

Our products may expose us to potential liabilities for product liability, warranty liability, personal injury or property damage claims relating to the use of those products.  Historically, the resolution of such claims has not materially adversely affected our business, and we maintain insurance which we believe to be adequate.  However, we may experience material losses in the future, incur significant costs to defend claims or experience claims in excess of our insurance coverage or claims that will not be covered by insurance.  Furthermore, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

Environmental and zoning requirements can inhibit our ability to grow our marine businesses.

Environmental restrictions, boat plant emission restrictions and permitting and zoning requirements can limit access to water for boating, as well as marina and storage space.  In addition, certain jurisdictions both inside and outside the United States require or are considering requiring a license to operate a recreational boat.  While such licensing requirements are not expected to be unduly restrictive, they may deter potential customers, thereby reducing our sales.

Compliance with environmental regulations for marine engines will increase costs and may reduce demand for our products.

The State of California recently adopted regulations requiring catalytic converters on sterndrive and inboard engines.  In addition, the U.S. Environmental Protection Agency has established higher emissions standards which would apply to all states by 2010.  It is possible that environmental regulatory bodies may impose higher emissions standards in the future for engines.  Compliance with these standards would increase the cost to manufacture our engines, which could in turn reduce consumer demand for our marine products. Any increase in the cost of marine engines and an increase in the retail price to consumers or unforeseen delays in compliance with environmental regulations affecting these products could have an adverse effect on our results of operations.

Our businesses may be adversely affected by compliance obligations and liabilities under environmental and other laws and regulations.

We are subject to federal, state, local and foreign environmental, health and safety laws and other regulations.  While we believe that we maintain all requisite licenses and permits and that we are in material compliance with all applicable laws and regulations, a failure to satisfy these and other regulatory requirements could cause us to incur fines or penalties or could increase our cost of operations.  The adoption of additional laws, rules and regulations could also increase our capital or operations costs.

Our manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes.  Accordingly, we are subject to regulations regarding these substances, and the misuse or mishandling of such substances could expose us to liabilities, including claims for property or natural resources damages or personal injury, or fines.  We are also subject to laws requiring the cleanup of contaminated property.  If a release of hazardous substances occurs at or from any of our current or former properties or another location where we have disposed of hazardous materials, we may be held liable for the contamination, regardless of knowledge or whether we were at fault in connection with the release, and the amount of such liability could be material.

If our intellectual property protection is inadequate, others may be able to use our technologies and thereby reduce our ability to compete, which could have a material adverse effect on us, our financial condition and results of operations.

We regard much of the technology underlying our products as proprietary.  The steps we take to protect our proprietary technology may be inadequate to prevent misappropriation of our technology, or third parties may develop similar technology independently.  We rely on a combination of patents, trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other contracts to establish and protect our technology and other intellectual property rights.  The agreements may be breached or terminated, and we may not have adequate remedies for any breach, and existing trade secrets, patent and copyright law afford us limited protection.  Policing unauthorized use of our intellectual property is difficult.  A third party could copy or otherwise obtain and use our products or technology without authorization. Litigation may be necessary for us to defend against claims of infringement or to protect our intellectual property rights and could result in substantial cost to us and diversion of our efforts.  Further, we might not prevail in such litigation, which could harm our business.

Some of our operations are conducted by joint ventures that we cannot operate solely for our benefit.

Some of our operations are carried on through jointly owned companies such as BAC or Cummins MerCruiser Diesel Marine LLC (CMD), Mercury Marine’s joint venture with Cummins Marine, a division of Cummins Inc.  With respect to these joint ventures, we share ownership and management of these companies with one or more parties who may not have the same goals, strategies, priorities or resources as we do.  In general, these joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit.

Changes in currency exchange rates can adversely affect our results.

Because we derive a portion of our revenues from outside the United States (44 percent in 2008), our financial performance can be adversely affected when the U.S. dollar strengthens against other currencies.  We manufacture our products primarily in the United States, and the costs of our products are generally denominated in U.S. dollars, although the manufacture and sourcing of products and materials outside the United States is increasing.  We sell a portion of these products in currencies other than the U.S. dollar. Consequently, a strong U.S. dollar can make our products less price-competitive relative to local products outside the United States.

Although we enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, it is impossible to hedge against all currency risk, especially over the long term, and changes in the relative values of currencies occur from time to time and may, in some instances, affect our results of operations.  We are also exposed to the risk that our counterparties to hedging contracts could default on their obligations, which may have an adverse effect on us.

A growing portion of our revenue may be derived from international sources, which exposes us to additional uncertainty.

Approximately 44% of our 2008 sales were derived from sources outside of the United States, and we intend to continue to expand our international operations and customer base.  Sales outside of the United States, especially in emerging markets, are subject to various risks including governmental embargoes or foreign trade restrictions, tariffs, fuel duties, inflation and political difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations and unexpected changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, as well as economic and social instability.  In addition, there are tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries.  If we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.  These and other factors may have a material impact on our international operations or our business as a whole.

Adverse weather conditions can have a negative effect on marine and retail bowling center revenues.

Weather conditions can have a significant effect on our operating and financial results, especially in the marine and bowling retail businesses.  Sales of our marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand.  Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand.  Hurricanes and other storms can result in the disruption of our distribution channel, as occurred in 2004, 2005 and 2008 on the Atlantic and Gulf coasts of the United States.  Since many of our boat products are used on lakes and reservoirs, the viability of these for boating is important to our boat segment.  In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect patronage of our bowling centers and, therefore, revenues in the bowling retail business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of July 4, 2009, the Company’s remaining share repurchase authorization for the program was $240.4 million. The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares.  There were no share repurchases during the three months ended July 4, 2009.

Item 4.             Submission of Matters to a Vote of Security Holders

At the May 6, 2009, Annual Meeting of Shareholders of the Company, Anne E. Bélec, Manual E. Fernandez and J. Steven Whisler were elected as directors of the Company for terms expiring at the 2012 Annual Meeting. The numbers of shares voted with respect to these directors were:

Nominee	For	Withheld
Anne E. Bélec	67,910,412	10,749,522
Manual E. Fernandez	67,877,358	10,782,576
J. Steven Whisler	75,828,225	2,831,710

At the Annual Meeting, shareholders ratified the Audit Committee’s selection of Ernst & Young, LLP as independent auditors for the Company and its subsidiaries for the year 2009 pursuant to the following vote:

Number of Shares
For	77,738,057
Against	812,066
Abstain	109,809

At the Annual Meeting, shareholders approved an increase in the number of shares of common stock authorized to be issued under the 2003 Stock Incentive Plan from 8,000,000 shares to 13,000,000 shares pursuant to the following vote:

Number of Shares
For	52,454,066
Against	17,744,537
Abstain	381,374
Broker discretionary votes	8,079,957

Item 6.                                Exhibits

10.1	Amendment to the Brunswick Corporation 2003 Stock Incentive Plan

21.1	Subsidiaries of the Company

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
August  7, 2009                                                                                      By:  /s/ ALAN L. LOWE
        Alan L. Lowe
        Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.