Form 10-Q
period 2009-11-03
BRUNSWICK CORP
filed 2009-11-05
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of November 3, 2009, was 88,298,669.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 3, 2009

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008

Net sales	$665.8	$1,038.8	$2,118.8	$3,871.0
Cost of sales	590.2	862.3	1,878.0	3,121.5
Selling, general and administrative expense	136.7	177.4	454.5	586.1
Research and development expense	19.5	31.2	64.7	97.1
Goodwill impairment charges	—	374.0	—	377.2
Trade name impairment charges	—	121.1	—	133.9
Restructuring, exit and impairment charges	28.8	39.1	103.9	128.4
Operating loss	(109.4)	(566.3)	(382.3)	(573.2)
Equity earnings (loss)	(3.8)	(1.0)	(11.1)	10.1
Investment sale gain	—	2.1	—	23.0
Other income (expense), net	0.3	(0.3)	(1.3)	1.6
Loss before interest and income taxes	(112.9)	(565.5)	(394.7)	(538.5)
Interest expense	(23.7)	(12.7)	(60.2)	(35.6)
Interest income	0.7	2.5	2.2	5.4
Loss before income taxes	(135.9)	(575.7)	(452.7)	(568.7)
Income tax provision (benefit)	(21.6)	153.4	9.5	153.1
Net loss	$(114.3)	$(729.1)	$(462.2)	$(721.8)

Loss per common share:
Basic	$(1.29)	$(8.26)	$(5.23)	$(8.18)
Diluted	$(1.29)	$(8.26)	$(5.23)	$(8.18)

Weighted average shares used for computation of:
Basic loss per common share	88.4	88.3	88.4	88.3
Diluted loss per common share	88.4	88.3	88.4	88.3

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	October 3,	December 31,	September 27,
(in millions)	2009	2008	2008
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$624.1	$317.5	$342.9
Accounts and notes receivable, less allowances of $60.7, $41.7 and $37.9	368.2	444.8	518.3
Inventories
Finished goods	238.8	457.7	475.9
Work-in-process	182.9	248.2	291.1
Raw materials	81.5	105.8	131.1
Net inventories	503.2	811.7	898.1
Deferred income taxes	13.1	103.2	39.2
Prepaid expenses and other	34.6	59.7	75.2
Current assets	1,543.2	1,736.9	1,873.7

Property
Land	105.6	107.1	108.7
Buildings and improvements	682.5	683.8	698.1
Equipment	1,104.9	1,156.6	1,193.5
Total land, buildings and improvements and equipment	1,893.0	1,947.5	2,000.3
Accumulated depreciation	(1,193.7)	(1,155.4)	(1,170.9)
Net land, buildings and improvements and equipment	699.3	792.1	829.4
Unamortized product tooling costs	99.1	125.5	140.9
Net property	798.4	917.6	970.3

Other assets
Goodwill	292.6	290.9	294.8
Other intangibles, net	78.5	86.6	89.9
Investments	57.8	75.4	81.6
Deferred income taxes	—	—	14.8
Other long-term assets	109.9	116.5	140.8
Other assets	538.8	569.4	621.9

Total assets	$2,880.4	$3,223.9	$3,465.9

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	October 3,	December 31,	September 27,
(in millions, except share data)	2009	2008	2008
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$11.5	$3.2	$0.3
Accounts payable	232.6	301.3	346.8
Accrued expenses	628.4	696.7	791.7
Current liabilities	872.5	1,001.2	1,138.8

Long-term liabilities
Debt	904.8	728.5	726.4
Deferred income taxes	54.4	25.0	—
Postretirement and postemployment benefits	517.6	528.3	194.0
Other	195.3	211.0	228.1
Long-term liabilities	1,672.1	1,492.8	1,148.5

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	412.6	412.3	413.3
Retained earnings	633.7	1,095.9	1,166.6
Treasury stock, at cost:
14,275,000; 14,793,000 and 14,861,000 shares	(413.3)	(422.9)	(424.2)
Accumulated other comprehensive loss, net of tax	(374.1)	(432.3)	(54.0)
Shareholders’ equity	335.8	729.9	1,178.6

Total liabilities and shareholders’ equity	$2,880.4	$3,223.9	$3,465.9

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(in millions)	Oct. 3, 2009	Sept. 27, 2008

Cash flows from operating activities
Net loss	$(462.2)	$(721.8)
Depreciation and amortization	119.8	133.1
Pension expense, net of funding	58.7	4.8
Deferred income taxes	9.9	0.1
Provision for doubtful accounts	33.1	18.8
Goodwill impairment charges	-	377.2
Trade name impairment charges	-	133.9
Other long-lived asset impairment charges	18.0	50.0
Changes in certain current assets and current liabilities	314.3	(113.9)
Repurchase of accounts receivable - Note 11	(84.2)	-
Income taxes	90.6	159.9
Other, net	32.1	(21.9)
Net cash provided by operating activities	130.1	20.2

Cash flows from investing activities
Capital expenditures	(20.2)	(84.8)
Investments	7.5	21.1
Proceeds from investment sale	-	45.5
Proceeds from the sale of property, plant and equipment	11.7	9.6
Other, net	1.9	0.2
Net cash provided by (used for) investing activities	0.9	(8.4)

Cash flows from financing activities
Net issuances of short-term debt	8.3	-
Initial proceeds from asset-based lending facility - Note 14	81.1	-
Net payments of asset-based lending facility - Note 14	(81.1)	-
Net proceeds from issuance of long-term debt - Note 15	329.9	250.4
Payments of long-term debt including current maturities - Note 15	(162.6)	(250.7)
Net cash provided by (used for) financing activities	175.6	(0.3)

Net increase in cash and cash equivalents	306.6	11.5
Cash and cash equivalents at beginning of period	317.5	331.4

Cash and cash equivalents at end of period	$624.1	$342.9

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2008 Annual Report on Form 10-K (the 2008 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of October 3, 2009  and September 27, 2008, the results of operations for the three months and nine months ended October 3, 2009, and September 27, 2008, and the cash flows for the nine months ended October 3, 2009, and September 27, 2008.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first three quarters of fiscal year 2009 ended on April 4, 2009, July 4, 2009, and October 3, 2009, and the first three quarters of fiscal year 2008 ended on March 29, 2008, June 28, 2008, and September 27, 2008.

Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)) (codified within the Accounting Standards Codification (ASC) Topic 805). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition, but will affect future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160) (codified within ASC Topic 810). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161) (codified within ASC Topic 815). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of this statement resulted in the Company expanding its disclosures relative to its derivative instruments and hedging activity, as reflected in Note 3 – Financial Instruments.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1) (codified within ASC Topic 715). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 132(R)-1 may have on the Company’s consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

 In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1) (codified within ASC Topic 260). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented be adjusted retrospectively to conform to its provisions. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2) (codified within ASC Topic 320). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of these statements did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) (codified within ASC Topic 825). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company has included the required disclosures beginning with its second quarter ending on July 4, 2009, as reflected in Note 3 – Financial Instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165) (codified within ASC Topic 855). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition as management followed a similar approach prior to the adoption of this standard.  See Note 17 – Subsequent Events for further discussion.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166) (not yet codified under the ASC). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (not yet codified under the ASC). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168) (codified within ASC Topic 105). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB’s Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s consolidated results of operations and financial condition.  The Company began using the FASB Accounting Standards Codification as its source of authoritative U.S. GAAP beginning with the third quarter ending on October 3, 2009.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05) (codified within ASC Topic 820). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-05 may have on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)” (ASU 2009-12) (codified within ASC Topic 820). ASU 2009-12 amends the input classification guidance under ASC Topic 820. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-12 may have on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-13 may have on the Company’s consolidated financial statements.

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the Company’s markets have continued to decline, the Company expanded its restructuring activities across all business segments during 2007, 2008 and 2009 in order to improve performance and better position the Company for current market conditions and longer-term growth. These initiatives have resulted in the recognition of restructuring, exit and other impairment charges in the Statements of Operations during 2008 and 2009.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

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

Impairments of definite-lived assets are recognized when, as a result of the restructuring activities initiated, the carrying amount of the long-lived asset is not expected to be fully recoverable, in accordance with ASC 360, “Property, Plant, and Equipment.” The impairments recognized were equal to the difference between the carrying amount of the asset and the fair value of the asset, which was determined using observable inputs when available, and when observable inputs were not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset or liability, using the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, in accordance with ASC 420, “Exit or Disposal Costs Obligations.” The Company considers actions related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the sale of the Valley-Dynamo and Integrated Dealer Systems businesses and the divestiture of MotoTron, a designer and supplier of engine control and vehicle networking systems, to be exit activities. All other actions taken are considered to be restructuring activities.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months and nine months ended October 3, 2009, and September 27, 2008. The 2009 charge consists of expenses related to actions initiated in both 2009 and 2008:

	Three Months Ended		Nine Months Ended
(in millions)	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008

Restructuring activities:
Employee termination and other benefits	$9.8	$8.4	$39.4	$20.6
Current asset write-downs	0.3	1.1	3.7	3.5
Transformation and other costs:
Consolidation of manufacturing footprint	16.7	13.0	39.9	29.7
Retention and relocation costs	—	0.3	0.1	5.4
Consulting costs	—	1.7	0.3	3.7
Exit activities:
Employee termination and other benefits	0.3	0.3	0.7	3.0
Current asset write-downs	—	0.9	1.1	8.1
Transformation and other costs:
Consolidation of manufacturing footprint	(1.7)	0.2	1.3	4.4
Asset disposition actions:
Definite-lived asset impairments	3.4	13.2	17.4	50.0

Total restructuring, exit and impairment charges	$28.8	$39.1	$103.9	$128.4

The Company anticipates that it will incur approximately $15 to $20 million of additional costs, which are predominantly cash items, through the remainder of 2009 related to the 2009 and 2008 restructuring initiatives; however, more significant or sustained reductions in demand for the Company’s products may necessitate additional restructuring or exit charges in 2009. The Company expects most of the $15 to $20 million in charges will be incurred in the Boat and Marine Engine segments. Net cash payments related to 2009 and 2008 restructuring and exit activities were $78.4 million in the first nine months of 2009.  There are no further anticipated charges related to the restructuring activities initiated in 2007 and 2006.

Actions Initiated in 2009

During 2009, the Company continued its restructuring activities by reducing the Company’s global workforce, consolidating manufacturing operations and disposing of non-strategic assets. During the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, which currently produces the Company’s outboard engines.  This plant consolidation effort is expected to occur through 2011.  In connection with this action, the Company’s hourly union workforce in Fond du Lac ratified a new collective bargaining agreement on August 31, 2009, which resulted in net restructuring charges as a result of changes to employees’ current and postretirement benefits.  The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009.  These actions taken together are expected to provide long-term cost savings to the Company by reducing its fixed-cost structure.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The restructuring, exit and impairment charges recorded in 2009, related to actions initiated in 2009 for each of the Company’s reportable segments, are summarized below:

	Three Months Ended	Nine Months Ended
(in millions)	Oct. 3, 2009	Oct. 3, 2009

Marine Engine	$18.5	$37.4
Boat	2.4	21.0
Fitness	0.4	1.6
Bowling & Billiards	0.3	0.8
Corporate	2.1	4.5

Total	$23.7	$65.3

The following is a summary of the charges by category associated with the 2009 restructuring activities:

(in millions)	Three Months Ended Oct. 3, 2009	Nine Months Ended Oct. 3, 2009

Restructuring activities:
Employee termination and other benefits	$9.6	$31.4
Current asset write-downs	0.2	1.2
Transformation and other costs:
Consolidation of manufacturing footprint	14.1	23.2
Retention and relocation costs	—	0.1
Consulting costs	—	0.3
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	(1.9)	(1.9)
Asset disposition actions:
Definite-lived asset impairments	1.7	11.0

Total restructuring, exit and impairment charges	$23.7	$65.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The restructuring, exit and impairment charges related to actions initiated in 2009, for each of the Company’s reportable segments for the nine months ended October 3, 2009, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$16.6	$9.7	$1.6	$0.8	$2.7	$31.4
Current asset write-downs	0.4	0.8	—	—	—	1.2
Transformation and other costs	18.5	1.4	—	—	1.8	21.7
Asset disposition actions	1.9	9.1	—	—	—	11.0

Total restructuring, exit and impairment charges	$37.4	$21.0	$1.6	$0.8	$4.5	$65.3

The following table summarizes the 2009 charges taken for restructuring, exit and other impairment charges related to actions initiated in 2009. The accrued amounts remaining as of October 3, 2009 represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued cost is expected to be paid by the end of 2009 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2009	Non-cash Charges	Net Cash Payments	Accrued Costs as of October 3, 2009

Employee termination and other benefits	$31.4	$—	$(21.7)	$9.7
Current asset write-downs	1.2	(1.2)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	21.3	(15.1)	(4.1)	2.1
Retention and relocation costs	0.1	—	(0.1)	—
Consulting costs	0.3	—	(0.3)	—
Asset disposition actions:
Definite-lived asset impairments	11.0	(11.0)	—	—

Total restructuring, exit and impairment charges	$65.3	$(27.3)	$(26.2)	$11.8

The Company anticipates that it will incur approximately $12 to $15 million of additional charges related to announced restructuring activities that will be initiated during 2009.  The Company expects most of these charges will be incurred in the Boat and Marine Engine segments.  More significant or sustained reductions in demand for the Company’s products may necessitate additional restructuring, exit or impairment charges in 2009.

Actions Initiated in 2008

During the first quarter of 2008, the Company incurred charges related to its restructuring and exit activities by closing its bowling pin manufacturing facility in Antigo, Wisconsin; and announcing that it would close its boat plant in Bucyrus, Ohio, in anticipation of the sale of certain assets relating to its Baja boat business; cease boat manufacturing at one of its facilities in Merritt Island, Florida; and close its Swansboro, North Carolina boat plant.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

During the third quarter of 2008, the Company accelerated its previously announced efforts to resize the Company in light of extraordinary developments within global financial markets that were affecting the recreational marine industry. Specifically, the Company announced the closure of its boat production facilities in Cumberland, Maryland; Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington. The Company also decided to mothball its boat plant in Navassa, North Carolina. The Company completed the Arlington, Cumberland, Roseburg and Navassa shutdowns in the fourth quarter of 2008, and completed the Pipestone facility shutdown in the first quarter of 2009.

The Company has incurred a total of $215.9 million in restructuring, exit and impairment charges life-to-date related to the 2008 initiatives. The $215.9 million consists of $35.1 million in the Marine Engine segment, $127.2 million in the Boat segment, $25.7 million in the Bowling and Billiards segment, $3.3 million in the Fitness segment and $24.6 million in Corporate.

The restructuring, exit and impairment charges by reportable segment related to 2008 initiatives for the three and nine month periods in 2009 and 2008 are summarized below.

	Three Months Ended		Nine Months Ended
(in millions)	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008

Marine Engine	$0.3	$14.1	$2.7	$33.2
Boat	4.2	14.6	28.5	59.3
Fitness	—	0.8	—	2.1
Bowling & Billiards	0.5	1.8	4.0	17.9
Corporate	0.1	7.8	3.4	15.9

Total	$5.1	$39.1	$38.6	$128.4

 The following is a summary of the total expense by category associated with the 2008 restructuring initiatives recognized during 2009:

	Three Months Ended	Nine Months Ended
(in millions)	Oct. 3, 2009	Oct. 3, 2009

Restructuring activities:
Employee termination and other benefits	$0.2	$8.0
Current asset write-downs	0.1	2.5
Transformation and other costs:
Consolidation of manufacturing footprint	2.6	16.7
Exit activities:
Employee termination and other benefits	0.3	0.7
Current asset write-downs	—	1.1
Transformation and other costs:
Consolidation of manufacturing footprint	0.2	3.2
Asset disposition actions:
Definite-lived asset impairments	1.7	6.4

Total restructuring, exit and impairment charges	$5.1	$38.6

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The restructuring, exit and impairment charges for actions initiated in 2008 for each of the Company’s reportable segments for the nine months ended October 3, 2009 are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$0.9	$6.3	$1.1	$0.4	$8.7
Current asset write-downs	0.7	1.8	1.1	—	3.6
Transformation and other costs	1.1	16.9	1.8	0.1	19.9
Asset disposition actions	—	3.5	—	2.9	6.4

Total restructuring, exit and impairment charges	$2.7	$28.5	$4.0	$3.4	$38.6

The following table summarizes the 2009 charges taken for restructuring, exit and impairment related to actions initiated in 2008. The accrued amounts remaining as of October 3, 2009, represent estimated cash expenditures needed to satisfy remaining obligations. The Company expects the majority of the accrued costs to be paid by the end of 2009 and the costs are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2009	Costs Recognized in 2009	Non-cash Charges	Net Cash Payments	Accrued Costs as of Oct. 3, 2009

Employee termination and other benefits	$17.0	$8.7	$—	$(23.5)	$2.2
Current asset write-downs	—	3.6	(3.6)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	5.7	19.9	—	(23.4)	2.2
Retention and relocation costs	0.8	—	—	(0.8)	—
Consulting costs	4.5	—	—	(4.5)	—
Asset disposition actions:
Definite-lived asset impairments	—	6.4	(6.4)	—	—

Total restructuring, exit and impairment charges	$28.0	$38.6	$(10.0)	$(52.2)	$4.4

The Company anticipates that it will incur approximately $3 to $5 million of additional costs related to the 2008 initiatives during the remainder of 2009, when the 2008 initiatives are expected to be complete. The Company expects most of these charges will be incurred in the Boat segment.

Note 3 – Financial Instruments

The Company operates globally, with manufacturing and sales facilities in various locations around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. There were no material adjustments to the results of operations as a result of ineffectiveness for the three and nine months ended October 3, 2009, and September 27, 2008. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

Fair Value Derivatives. During 2009 and 2008, the Company entered into foreign currency forward contracts to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in the exchange rates of foreign currencies. The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings (loss), each period as incurred.

Cash Flow Derivatives. Certain derivative instruments qualify as cash flow hedges under the requirements of ASC 815, “Derivatives and Hedging.” The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of aluminum and natural gas, to manage exposure related to risk from price changes. In prior periods, the Company entered into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that, as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of October 3, 2009, the term of derivative instruments hedging forecasted transactions ranged from one to 26 months.

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at October 3, 2009, and December 31, 2008, had notional contract values of $68.6 million and $106.3 million, respectively. Option contracts outstanding at October 3, 2009, and December 31, 2008, had notional contract values of $62.8 million and $137.9 million, respectively. The forward and options contracts outstanding at October 3, 2009, mature during 2009 and 2010 and primarily relate to the Euro, Mexican peso, Canadian dollar, British pound, Japanese yen and Australian dollar. As of October 3, 2009, the Company estimates that during the next 12 months, it will reclassify approximately $1 million in net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company has historically utilized fixed-to-floating interest rate swaps to mitigate the interest rate risk associated with its long-term debt. There were no fixed-to-floating interest rate swaps outstanding at October 3, 2009, and December 31, 2008. These instruments were treated as fair value hedges, with the offset to the fair market value recorded in long-term debt; see Note 14 to the consolidated financial statements in the 2008 Form 10-K for further details.

As of October 3, 2009, and December 31, 2008, the Company had $5.0 million and $5.7 million, respectively, of net deferred gains associated with all forward starting interest rate swaps included in Accumulated other comprehensive loss. These amounts include gains deferred on $250.0 million of forward starting interest rate swaps terminated in July 2006 and losses deferred on $150.0 million of notional value forward starting swaps, which were terminated in August 2008. There were no forward starting interest rate swaps outstanding at October 3, 2009. For the three months ended October 3, 2009, the Company recognized $0.2 million of income related to the net amortization of all settled forward starting interest rate swaps.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and natural gas. Commodity swap contracts outstanding at October 3, 2009, and December 31, 2008, had notional values of $20.8 million and $33.8 million, respectively. The contracts outstanding mature from 2009 to 2011. The amount of gain or loss is reclassified from Accumulated other comprehensive loss to Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of October 3, 2009, the Company estimates that during the next 12 months, it will reclassify approximately $2 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of October 3, 2009, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Prepaid Expenses and Other	$—	Accrued Expenses	$—
Foreign exchange contracts	Prepaid Expenses and Other	2.2	Accrued Expenses	3.4
Commodity contracts	Prepaid Expenses and Other	2.4	Accrued Expenses	1.7

Total		$4.6		$5.1

As of December 31, 2008, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Prepaid Expenses and Other	$—	Accrued Expenses	$—
Foreign exchange contracts	Prepaid Expenses and Other	14.3	Accrued Expenses	3.9
Commodity contracts	Prepaid Expenses and Other	—	Accrued Expenses	15.2

Total		$14.3		$19.1

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The effect of derivative instruments on the Consolidated Statements of Operations for the three months ended October 3, 2009, was:

(in millions)
Fair Value Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives

Foreign exchange contracts	Cost of Sales	$ (3.2)

Cash Flow Hedge Instruments	Amount of Gain/(Loss) Recognized on Derivatives in Accumulated other comprehensive loss (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)

Interest rate contracts	$ —	Interest Expense	$ 0.2
Foreign exchange contracts	(2.5)	Cost of Sales	1.6
Commodity contracts	1.8	Cost of Sales	(3.5)

Total	$ (0.7)		$ (1.7)

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The effect of derivative instruments on the Consolidated Statement of Operations for the nine months ended October 3, 2009, was:

(in millions)
Fair Value Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives

Foreign exchange contracts	Cost of Sales	$ (6.7)

Cash Flow Hedge Instruments	Amount of Gain/(Loss) Recognized on Derivatives in Accumulated other comprehensive loss (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)

Interest rate contracts	$ —	Interest Expense	$ 0.7
Foreign exchange contracts	(3.9)	Cost of Sales	12.2
Commodity contracts	2.3	Cost of Sales	(12.2)

Total	$ (1.6)		$ 0.7

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At October 3, 2009, the fair value of the Company’s long-term debt was approximately $825 million as estimated using quoted market prices.  The carrying value of long-term debt, including current maturities, was $906.0 million as of October 3, 2009.

Note 4 – Fair Value Measurements

Fair value is defined under ASC 820, “Fair Value Measurements and Disclosures,” as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard established a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of October 3, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$338.9	$—	$—	$338.9
Investments	2.7	—	—	2.7
Derivatives	—	4.6	—	4.6
Total Assets	$341.6	$4.6	$—	$346.2

Liabilities:
Derivatives	$—	$5.1	$—	$5.1

Note 5 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 13.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of October 3, 2009, 3.7 million shares were available for grant. Prior to 2005, the Company primarily issued share-based compensation in the form of stock options and had not issued any SARs. Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options.

SARs

During the three and nine months ended October 3, 2009, there were 0.0 and 2.9 million SARs granted, respectively.  In the three and nine months ended October 3, 2009, there was $2.3 million and $4.6 million of total expense, respectively, after adjusting for forfeitures, due to amortization of SARs granted. During the three and nine months ended September 27, 2008, there were 0.0 and 2.6 million SARs granted, respectively.  In the three and nine months ended September 27, 2008, there was $2.4 million and $5.8 million of total expense, respectively, due to amortization of SARs granted.

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

Nonvested stock awards

No stock awards were granted during the first nine months of 2009. During the three and nine months ended October 3, 2009, $0.3 million and $0.4 million, respectively, were charged to compensation expense from the amortization of previous grants including the result of reversing the amortization of certain awards in the first quarter of 2009. During the three and nine months ended September 27, 2008, 0.1 million and 1.0 million stock awards were granted, respectively.  Compensation expense of $1.8 million and $4.6 million, respectively, was recorded for the three and nine month periods ended September 27, 2008. The amortization of nonvested stock award cost is recognized on a straight-line basis over the requisite service period.

As of October 3, 2009, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 0.4 years

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Director Awards

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

Note 6 – Earnings (loss) per Common Share

The Company calculates earnings (loss) per common share in accordance with ASC 260, "Earnings per Share."  Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated similarly, except that the calculation includes the dilutive effect of stock options and nonvested stock awards.

Basic and diluted earnings (loss) per share for the three and nine months ended October 3, 2009, and for the comparable periods ended September 27, 2008, were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008

Net loss	$(114.3)	$(729.1)	$(462.2)	$(721.8)

Average outstanding shares – basic	88.4	88.3	88.4	88.3
Dilutive effect of common stock equivalents	–	–	–	–

Average outstanding shares – diluted	88.4	88.3	88.4	88.3

Basic loss per share	$(1.29)	$(8.26)	$(5.23)	$(8.18)

Diluted loss per share	$(1.29)	$(8.26)	$(5.23)	$(8.18)

As of October 3, 2009, there were 8.6 million options and stock appreciation rights (collectively “options”) outstanding, of which 3.3 million were exercisable. This compares to 6.3 million options outstanding, of which 2.9 million were exercisable as of September 27, 2008. During the three and nine months ended October 3, 2009, there were 6.6 million and 5.3 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was higher than the average market price of the Company’s shares for the period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. This compares to 6.5 million and 6.1 million anti-dilutive options that were excluded from the corresponding periods ended September 27, 2008. During the three and nine months ended October 3, 2009, and the three months and nine months ended September 27, 2008, the Company incurred a net loss from continuing operations. As common stock equivalents have an anti-dilutive effect on the Company’s net loss, the equivalents were not included in the computation of diluted earnings per share for the three and nine months ended October 3, 2009, and for the three months and nine months ended September 27, 2008.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount which is less than total obligations outstanding. The Company has also guaranteed payments to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements would likely extend over several years. The potential cash payments associated with these customer financing arrangements as of October 3, 2009, and September 27, 2008, were:

	Single Year Obligation		Maximum Obligation
(in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Marine Engine	$6.6	$30.0	$6.6	$30.0
Boat	2.3	2.7	2.3	2.7
Fitness	25.5	24.3	32.5	36.3
Bowling & Billiards	10.0	11.8	24.4	28.3

Total	$44.4	$68.8	$65.8	$97.3

The reduction in potential obligations in the Marine Engine segment is a result of the Company’s discontinuance of its sale of receivables program in May of 2009.   See Note 11 – Financial Services for further details.

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is mitigated by the value of the collateral that secures the financing. The Company had $5.2 million accrued for potential losses related to recourse exposure at October 3, 2009.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The amount of collateral the Company could be required to purchase as of October 3, 2009, and September 27, 2008, was:

	Single Year Obligation		Maximum Obligation
(in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Marine Engine	$2.6	$6.0	$2.6	$6.0
Boat	95.8	115.3	118.3	158.4
Bowling & Billiards	0.7	2.3	0.7	2.3

Total	$99.1	$123.6	$121.6	$166.7

The Company had $12.0 million accrued for potential losses related to repurchase exposure at October 3, 2009. The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction. The Company’s $12.0 million repurchase accrual represents the expected net losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

Based on historical experience and current facts and circumstances, and in accordance with ASC 460, “Guarantees,” the Company has recorded the fair value of its estimated net liability associated with losses from these guarantee and repurchase obligations on its Condensed Consolidated Balance Sheets. Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults increase as a result of the difficult market conditions.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $97.5 million as of October 3, 2009. A large portion of these standby letters of credit and surety bonds is related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. In addition, the Company has provided a letter of credit to GE Commercial Distribution Finance Corporation (GECDF) as a guarantee of the Company’s obligations to GECDF and affiliates under various agreements. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $11.5 million as collateral against $12.9 million of outstanding surety bonds as of October 3, 2009.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended October 3, 2009, and September 27, 2008:

	Nine Months Ended
(in millions)	Oct. 3, 2009	Sept. 27, 2008

Balance at beginning of period	$145.4	$163.9
Payments	(73.1)	(91.0)
Provisions/additions for contracts issued/sold	63.1	72.9
Aggregate changes for preexisting warranties	0.6	–
Balance at end of period	$136.0	$145.8

Additionally, customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period in the Company’s Marine Engine, Boat and Fitness segments.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $39.7 million as of October 3, 2009, and $44.5 million as of September 27, 2008.

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

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended October 3, 2009, and September 27, 2008:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Marine Engine	$363.5	$515.2	$(13.4)	$(9.7)
Boat	118.2	314.2	(86.7)	(536.3)
Marine eliminations	(20.1)	(63.4)	–	–
Total Marine	461.6	766.0	(100.1)	(546.0)

Fitness	126.8	161.6	12.5	10.3
Bowling & Billiards	77.5	111.1	(3.8)	(10.4)
Eliminations	(0.1)	0.1	–	–
Corporate/Other	–	–	(18.0)	(20.2)
Total	$665.8	$1,038.8	$(109.4)	$(566.3)

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the nine months ended October 3, 2009, and September 27, 2008:

	Net Sales		Operating Earnings (Loss)
	Nine Months Ended		Nine Months Ended
(in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Marine Engine	$1,122.6	$1,867.4	$(71.8)	$82.8
Boat	462.3	1,471.5	(266.9)	(595.9)
Marine eliminations	(71.2)	(270.6)	–	–
Total Marine	1,513.7	3,068.3	(338.7)	(513.1)

Fitness	350.4	467.7	13.0	26.6
Bowling & Billiards	254.8	335.1	0.9	(29.3)
Eliminations	(0.1)	(0.1)	–	–
Corporate/Other	–	–	(57.5)	(57.4)
Total	$2,118.8	$3,871.0	$(382.3)	$(573.2)

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	October 3, 2009	December 31, 2008

Marine Engine	$686.6	$874.0
Boat	572.1	794.0
Total Marine	1,258.7	1,668.0

Fitness	558.4	636.3
Bowling & Billiards	296.1	340.8
Corporate/Other	767.2	578.8
Total	$2,880.4	$3,223.9

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Note 10 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a period in accordance with ASC 220, “Comprehensive Income.”  Accumulated other comprehensive loss includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax. Changes in the components of other comprehensive income (loss) for the three months and nine months ended October 3, 2009, and September 27, 2008, were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008

Net loss	$(114.3)	$(729.1)	$(462.2)	$(721.8)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	11.5	(23.1)	14.1	(7.1)
Net change in unrealized gains (losses) on investments	0.1	(1.1)	2.6	(3.6)
Net change in unamortized prior service cost	20.4	0.5	22.7	1.6
Net change in unamortized actuarial loss	(11.1)	0.6	19.0	1.7
Net change in accumulated unrealized derivative gains (losses)	1.7	2.8	(0.2)	6.1
Total other comprehensive income (loss)	22.6	(20.3)	58.2	(1.3)
Comprehensive loss	$(91.7)	$(749.4)	$(404.0)	$(723.1)

Note 11 – Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owns the remaining 51 percent. BAC commenced operations in 2003 and provides secured wholesale inventory floorplan financing to Brunswick’s boat and engine dealers. BAC also purchased and serviced a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers, but terminated this program on May 29, 2009, and the Company replaced this program with a new facility discussed below and in Note 14 – Short-Term Debt.

The term of the joint venture extends through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal, purchase or termination by either partner at the end of this term. Concurrent with finalizing the amended and restated asset-based revolving credit facility (Revolving Credit Facility) in the fourth quarter of 2008, the Company and CDFV amended the joint venture agreement to conform to the minimum fixed-charges test contained in the Revolving Credit Facility.  Compliance with the fixed-charge test under the joint venture agreement is only required when the Company’s available, unused borrowing capacity under the Revolving Credit Facility is below $60 million. As available unused borrowing capacity under the Revolving Credit Facility was above $60 million at the end of the third quarter of 2009, the Company was not required to meet the minimum fixed-charge test.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners. BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC. The sales of these receivables meet the requirements of a “true sale” under ASC 860, “Transfers and Servicing”, and are therefore not retained on the financial statements of BAC. The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries. In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables.  BFS and GECDF have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.  The Company records this income in Other income (expense), net, in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at October 3, 2009, and December 31, 2008, was $16.3 million and $26.7 million, respectively.

BFS recorded income related to the operations of BAC of $0.7 million and $2.7 million for the three and nine months ended October 3, 2009, respectively. During the three and nine months ended September 27, 2008, BFS recorded income of $1.4 million and $7.1 million, respectively. These amounts include amounts earned by BFS under the aforementioned income sharing agreement and the amounts recorded under the equity method of accounting, but exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

There were no accounts receivable sales to BAC during the three months ended October 3, 2009 due to the replacement of the program in May 2009.  For the nine months ended October 3, 2009, accounts receivable sales to BAC totaled $186.4 million.  For the comparable three and nine month periods in 2008, $164.2 million and $608.1 million of accounts receivable were sold to BAC. Discounts of $0.0 and $1.3 million for the three and nine months ended October 3, 2009, respectively, have been recorded as an expense in Other income (expense), net, in the Consolidated Statements of Operations. These amounts compare with $1.3 million and $4.6 million for the same periods in the prior year. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.9 million and $1.8 million for the nine months ended October 3, 2009, and September 27, 2008, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables. On May 29, 2009, the Company entered into an asset-based lending facility (Mercury Receivables ABL Facility) with GECDF to replace the Mercury Marine accounts receivable sale program the Company had with BAC. See Note 14—Short-Term Debt for more details on the Company’s Mercury Receivables ABL Facility. Concurrent with entering into the Mercury Receivables ABL Facility, the Company repurchased $84.2 million of accounts receivable from BAC on May 29, 2009. There was no outstanding balance of receivables sold to BAC as of October 3, 2009. The outstanding balance of receivables sold to BAC under the former Mercury Marine accounts receivable sale program was $77.4 million as of December 31, 2008.

In accordance with ASC 860, “Transfers and Servicing,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of receivables subject to recourse was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. As a result of the Mercury Receivables ABL Facility transaction noted above, there is no outstanding retained interest recorded as of October 3, 2009. At December 31, 2008, the Company had a retained interest of $41.0 million of the total outstanding accounts receivable sold to BAC as a result of recourse provisions. The Company’s maximum exposure as of December 31, 2008, related to these amounts was $28.2 million.  These balances are included in the recourse obligations table in Note 7 – Commitments and Contingencies.

Note 12 – Income Taxes

The Company would ordinarily recognize a tax benefit on operating losses; however, due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances accordingly as the deferred tax assets increase or decrease resulting in effectively no recorded federal tax benefit.  The Company is in a similar situation in certain state and foreign taxing jurisdictions, but an income tax provision or benefit is still required for those entities that are not in cumulative loss positions.  For the three and nine months ended October 3, 2009, the resulting tax benefit recorded in jurisdictions that do not record full valuation allowances was $0.2 million and $0.5 million, respectively.  The remaining tax benefit for the three months ended October 3, 2009, and provision for the nine months ended October 3, 2009, relates to items described below.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

During the third quarter of 2009, the Company recognized a tax benefit of $21.6 million on a loss before income taxes of $135.9 million for an effective tax rate of 15.9 percent. In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance resulted in a $9.4 million income tax benefit during the three months ended October 3, 2009.  In addition, the Company filed its 2008 federal income tax return in the third quarter of 2009, which generated a $10.3 million income tax benefit for the quarter.

The Company recognized an income tax provision of $9.5 million for the nine months ended October 3, 2009 on losses before taxes of $452.7 million. The provision is primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets, as prescribed by ASC 740, “Income Taxes.” A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.  Partially offsetting this were the items impacting the third quarter of 2009, noted above, that resulted in a tax benefit for the nine month period ending October 3, 2009. The effective tax rate, which is calculated as the income tax provision as a percent of pretax losses, for the nine months ended October 3, 2009, was (2.0) percent.

The Company recognized an income tax provision for both the three months and nine months ended September 27, 2008, despite losses before taxes for each of the periods.  The provision is primarily due to uncertainty concerning the realization of certain net deferred tax assets, as prescribed by ASC 740.  A valuation allowance of $292.7 million was recorded during the third quarter of 2008 to reduce certain net deferred tax assets to their anticipated realizable value.  The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks and certain tax planning strategies.  The effective tax rate from continuing operations, which is calculated as the income tax provision as a percent of pretax losses, for the three months and nine months ended September 27, 2008 was (26.7) percent and (26.9) percent, respectively.

As of October 3, 2009, and December 31, 2008, the Company had approximately $42.6 million and $44.2 million of gross unrecognized tax benefits, including interest. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of October 3, 2009, could decrease by approximately $12.3 million in the next 12 months due to settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2009, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 3, 2009, and December 31, 2008, the Company had approximately $6.3 million and $6.9 million accrued for the payment of interest. There were no amounts accrued for penalties at October 3, 2009, or December 31, 2008.

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2004 through 2007 are currently open for IRS assessment. The IRS has completed its field examination and has issued its Revenue Agents Report for 2004 and 2005 and all open issues have been resolved.  The statute of limitations for 2004 and 2005 expires in the fourth quarter of 2009.  The IRS examination for 2006 and 2007 began in May 2009.  Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2002 taxable year. With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2007, the Company is not subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2003.  See Note 17 – Subsequent Events for further discussion.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Pension and other postretirement benefit costs included the following components for the three months ended October 3, 2009, and September 27, 2008:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost	$2.3	$3.8	$(0.1)	$0.7
Interest cost	16.6	16.9	0.9	1.6
Expected return on plan assets	(12.3)	(21.0)	–	–
Amortization of prior service costs (credits)	0.9	1.6	(0.8)	(0.4)
Amortization of net actuarial loss	13.0	0.9	–	0.1
Curtailment loss	6.6	–	1.2	–
Net pension and other benefit costs	$27.1	$2.2	$1.2	$2.0

Pension and other postretirement benefit costs included the following components for the nine months ended October 3, 2009, and September 27, 2008:

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
(in millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Service cost	$6.9	$11.3	$0.9	$2.2
Interest cost	49.8	50.7	3.9	4.9
Expected return on plan assets	(36.6)	(63.0)	–	–
Amortization of prior service costs (credits)	2.8	4.8	(1.4)	(1.3)
Amortization of net actuarial loss	38.3	2.7	–	0.1
Curtailment loss	9.8	–	1.2	–
Net pension and other benefit costs	$71.0	$6.5	$4.6	$5.9

Employer Contributions. During the nine months ended October 3, 2009, and September 27, 2008, the Company contributed $2.3 million and $1.7 million, respectively, to fund benefit payments to its nonqualified pension plan. During the first nine months of 2009, the Company contributed $10.0 million to its qualified pension plans. The Company did not make any contributions to the qualified pension plans during the nine months ended September 27, 2008. Company contributions are subject to change based on market conditions and Company discretion.

Note 14 – Short-Term Debt

Short-term debt at October 3, 2009, and December 31, 2008, consisted of the following:

	Oct. 3,	Dec. 31,
(in millions)	2009	2008

Mercury Receivables ABL Facility	$–	$–
Current maturities of long-term debt	1.2	1.3
Other short-term debt	10.3	1.9

Total short-term debt	$11.5	$3.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

On May 29, 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 11 – Financial Services.  The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million and is secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25%, provided, however, that the one-month LIBOR rate shall not be less than 1.0%.  Borrowings under the Mercury Receivables ABL Facility can be adjusted to $120.0 million to accommodate seasonal increases in accounts receivable from May to August.  Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85% advance rate.  The Company may also borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009, at which time the over-advance amount will decline ratably each month through November 2010.  Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain accounts, pledged as collateral against the Mercury Receivables ABL Facility.  The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 11 – Financial Services.  The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million, but have since been repaid and the Company had no borrowings outstanding at October 3, 2009.

Note 15 – Long-Term Debt

Long-term debt at October 3, 2009, and December 31, 2008, consisted of the following:

	Oct. 3,	Dec. 31,
(in millions)	2009	2008

Senior notes, currently 11.25% due 2016, net of discount of $10.2 and $0.0	$339.8	$–
Senior notes, currently 11.75% due 2013	237.9	250.0
Notes, 7.125% due 2027, net of discount of $0.9 and $0.9	199.1	199.1
Debentures, 7.375% due 2023, net of discount of $0.4 and $0.4	124.6	124.6
Notes, 1.82% to 4.0% payable through 2015	4.0	4.7
Notes, 5.0% due 2011, net of discount of $0.0 and $0.3	0.6	151.4
	906.0	729.8
Current maturities	(1.2)	(1.3)

Long-term debt	$904.8	$728.5

On August 14, 2009, the Company completed the offering of a $350.0 million aggregate principal amount of 11.25 percent senior secured notes due 2016 under a private offering to qualified institutional buyers in accordance with Rule 144A, and to persons outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended.  Interest will be paid semi-annually in arrears on May 1 and November 1, commencing on November 1, 2009.  A portion of the proceeds from this offering were used to repurchase $149.4 million of the Company’s outstanding $150.0 million principal amount 5 percent notes due 2011 and $12.1 million of its outstanding $250.0 million principal amount 11.75 percent Senior Notes due 2013.  The remaining proceeds will be used for general corporate purposes, which may include funding intermediate and long-term financial obligations, including additional long-term debt retirements or pension funding, reducing short-term borrowings, or supplementing its liquidity.  During the three and nine month periods ended October 3, 2009, approximately $0.1 million of extinguishment loss was recorded within interest expense related to the repayments discussed above.

In connection with the aforementioned offering of the 2016 secured notes, the Company also amended its revolving credit facility to increase the amount of permitted secured debt.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

Note 16 – Goodwill and Trade Name Impairments

Brunswick accounts for goodwill and identifiable intangible assets in accordance with ASC 360 “Intangibles – Goodwill and Other.” Under this standard, Brunswick assesses the impairment of goodwill and indefinite-lived intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

As a result of the lower fair value estimates, Brunswick concluded that the carrying amounts of its Boat segment reporting unit and the Bowling Retail and Billiards reporting units within the Bowling & Billiards segment exceeded their respective fair values. As a result, the Company compared the implied fair value of the goodwill in each reporting unit with the carrying value and recorded a $374.0 million pretax impairment charge in the third quarter of 2008. The Company has not recorded any goodwill impairment charges during the three months and nine months ended October 3, 2009.

In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other indefinite-lived intangibles, consisting exclusively of acquired trade names. Brunswick estimated the fair value of trade names by performing a discounted cash flow analysis based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a pretax trade name impairment charge of $121.1 million in the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value.  The Company has not recorded any trade name impairment charges during the three months and nine months ended October 3, 2009.

The following tables summarize the goodwill and trade name impairments:

	September 27, 2008
	Three Months Ended		Nine Months Ended
(in millions)	Goodwill	Trade Names	Goodwill	Trade Names

Boat	$361.3	$115.7	$362.8	$120.9
Marine Engine	—	4.5	—	4.5
Bowling & Billiards	12.7	0.9	14.4	8.5

Total	$374.0	$121.1	$377.2	$133.9

Note 17 – Subsequent Events

Management has evaluated and disclosed, as required, any subsequent events up to and including November 5, 2009, the date of the filing of this report with the Securities and Exchange Commission.

As a result of a German tax audit for years 1998-2001, the Company's German subsidiary received a proposed audit adjustment on October 27, 2009, related to the shutdown of the subsidiary’s pinsetter manufacturing operation and sale of the subsidiary's pinsetter assets to a related subsidiary. The Company is evaluating this proposed tax audit adjustment and will prepare a response contesting the proposed adjustment.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements
 (unaudited)

On October 28, 2009, the Board of Directors of the Company declared a cash dividend on its common stock of $0.05 cents per share.  The dividend will be payable on December 15, 2009, to shareholders of record on November 24, 2009.

During October 2009, the Human Resources and Compensation Committee modified the May 2009 stock appreciation rights (SAR) award to reflect changes in the retirement provisions.  Specifically, award recipients will continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained age 62 or (B) the grantee’s age plus total years of service equals 70 or more.  An additional component of the May 2009 SAR award modification included a provision that would prorate the grant in the event of termination prior to the first anniversary of the date of grant provided the participant had met the appropriate retirement age definition of rule of 70 or age 62.

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

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors identified in Item 1A – Risk Factors.

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

Overview and Outlook

General

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  Management expects that the Company’s interim cash requirements, which have declined due to lower spending, will be met out of existing cash balances and cash flow.  The Company expects to end calendar year 2009 with solid levels of liquidity with the possibility of modestly higher levels of net debt (defined as total debt, less Cash and cash equivalents) than at the end of the third quarter.

Net sales during the third quarter of 2009 decreased 36 percent to $665.8 million from $1,038.8 million in the third quarter of 2008.  During the nine months ended October 3, 2009, net sales decreased 45 percent to $2,118.8 million from $3,871.0 million during the nine months ended September 27, 2008.  For the three months and nine months ended October 3, 2009, the Company reported lower global sales across all of its segments.  Reduction in marine industry demand and demand for other consumer discretionary products as a result of a weak global economy, the credit market crisis, soft U.S. housing markets, and decreased consumer confidence have all contributed to the decrease in demand for the Company’s products and have lowered the Company’s net sales.  In addition, the Company has implemented an inventory management and pipeline reduction strategy to produce fewer boat units than it sells wholesale to dealers, and to sell to dealers wholesale at lower levels than dealers are selling to customers at retail.  While this strategy is enabling the Company to reduce its overall boat and marine engine inventories and has assisted our dealers in reducing the number of boats and engines in stock to appropriate pipeline inventory levels, it has also resulted in greater declines in wholesale sales compared with declines in retail demand.  The overall decline in net sales has led to lower fixed-cost absorption, which has contributed to the decrease in Company earnings during the quarter and year-to-date periods.

Retail unit sales of powerboats in the United States have been declining since 2005, with an increasing year-over-year rate of decline.  This prolonged downturn has negatively affected our dealers’ financial results, causing some dealers to restructure their operations, close or file for bankruptcy.  This weak retail demand, and the resulting constraints on dealers, have resulted in lower revenues in the Company’s Boat and Marine Engine segments.  In addition to weak consumer demand, a constriction of the availability and increased cost of floorplan financing has caused dealers to carry less inventory and has led to a decrease in dealer wholesale orders.  Several floorplan lenders have exited the market, or taken steps to reduce their exposure, and other lenders have imposed stricter lending criteria, which translate into higher costs for dealers.  Finally, the overall supply of boats available to the retail market has been affected by units that are entering the system through repossessions or liquidations, which has increased the need for discounts and sales incentives to allow the Company to achieve its goal of reducing the number of boats, particularly non-current product, in dealers’ stock.  Lower equipment orders from fitness and bowling product customers due to weak economic conditions and customers’ reduced access to capital, along with lower consumer spending on discretionary items such as fitness equipment and billiards tables, have also led to lower Company sales.

Operating losses in the third quarter of 2009 were $109.4 million with negative operating margins of 16.4 percent. These results included $28.8 million of restructuring, exit and impairment charges. In the three months ended September 27, 2008, operating losses were $566.3 million, with negative operating margins of 54.5 percent, which included goodwill impairment charges of $374.0 million; trade name impairment charges of $121.1 million; and restructuring, exit and impairment charges of $39.1 million. Operating losses during the nine months ended October 3, 2009 were $382.3 million, which included $103.9 million of restructuring, exit and impairment charges, while operating losses during the nine months ended September 27, 2008 were $573.2 million, which included goodwill impairment charges of $377.2 million; trade name impairment charges of $133.9 million; and restructuring, exit and impairment charges of $128.4 million.

The smaller operating losses and negative operating margins during the third quarter of 2009 compared with the third quarter of 2008 were primarily the result of the absence of goodwill and trade name impairments, as well as successful cost-reduction initiatives, as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements, and lower restructuring, exit and impairment charges.  The reductions were partially offset by lower sales across all segments, reduced fixed-cost absorption due to reduced production rates in the Company’s marine businesses in an effort to achieve appropriate dealer pipeline inventory levels, higher pension expense and increased dealer incentive programs as a percentage of sales.

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

During the third quarter of 2009, the Company recognized a tax benefit of $21.6 million on a loss before income taxes of $135.9 million for an effective tax rate of 15.9 percent. In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance resulted in a $9.4 million income tax benefit during the three months ended October 3, 2009.  In addition, the Company filed its 2008 federal income tax return in the third quarter of 2009, which generated a $10.3 million income tax benefit for the quarter.

The Company recognized an income tax provision of $9.5 million for the nine months ended October 3, 2009 on losses before taxes of $452.7 million. The provision is primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets, as prescribed by ASC 740, “Income Taxes.” A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.  Partially offsetting this were the items impacting the third quarter of 2009, noted above, that resulted in a tax benefit for the nine month period ending October 3, 2009. The effective tax rate, which is calculated as the income tax provision as a percent of pretax losses, for the nine months ended October 3, 2009, was (2.0) percent.

The Company recognized an income tax provision for both the three months and nine months ended September 27, 2008, despite losses before taxes for each of the periods.  The provision is primarily due to uncertainty concerning the realization of certain net deferred tax assets, as prescribed by ASC 740.  A valuation allowance of $292.7 million was recorded during the third quarter of 2008 to reduce certain net deferred tax assets to their anticipated realizable value.  The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks and certain tax planning strategies.  The effective tax rate from continuing operations, which is calculated as the income tax provision as a percent of pretax losses, for the three months and nine months ended September 27, 2008 was (26.7) percent and (26.9) percent, respectively.

Brunswick has experienced continued losses through recent periods.  While the Company has a plan to restore itself to profitability, as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements, it has no assurance that the plan will be achieved or that the Company will return to profitability in the foreseeable future.  As a result, the Company may be required to take an impairment charge in the fourth quarter of 2009 as part of its annual impairment testing for goodwill to the extent that the carrying value of the reporting unit’s goodwill may not be recoverable.  As of October 3, 2009, the carrying value of goodwill at the Company’s Fitness and Marine Engine segments was $272.4 million and $20.2 million, respectively.  While the Company does not believe it will incur an impairment loss on its Marine Engine segment in the fourth quarter of 2009, a reasonable possibility exists that an impairment loss might be required for the Fitness segment.  The Fitness segment’s fair value exceeded its carrying value by approximately 10% during the testing performed in 2008.  The outcome of the testing performed in the fourth quarter of 2009 will be largely dependent on the segment’s forecasted future cash flows and the selection of an appropriate discount rate to apply to those future cash flows.  The Fitness segment’s fourth quarter has historically represented approximately 50% of the segment’s operating earnings for the entire year, and as a result, the operating earnings for the fourth quarter of 2009 will have a significant impact on the Company’s forecasted future cash flows used in the 2009 annual goodwill impairment test.

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

The Company has classified its restructuring initiatives into three classifications: exit activities; restructuring activities; and asset disposition actions. The Company considers employee termination and other costs, lease exit costs, inventory write-downs and facility shutdown costs related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the sale of the Valley-Dynamo and Integrated Dealer Systems businesses and the divestiture of MotoTron, a designer and supplier of engine control and vehicle networking systems, to be exit activities. All other actions taken are considered to be restructuring activities. Other employee termination costs, costs to retain and relocate employees, consulting costs and costs to consolidate the manufacturing footprint are considered restructuring activities. Also, asset disposition actions primarily relate to sales of assets and definite-lived impairments on fixed assets, tooling, patents and proprietary technology, and dealer networks. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The restructuring, exit and impairment charges taken during 2009 and 2008 for each of the Company’s reportable segments are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	Oct. 3, 2009	Sept. 27, 2008	Oct. 3, 2009	Sept. 27, 2008

Marine Engine	$18.8	$14.1	$40.1	$33.2
Boat	6.6	14.6	49.5	59.3
Fitness	0.4	0.8	1.6	2.1
Bowling & Billiards	0.8	1.8	4.8	17.9
Corporate	2.2	7.8	7.9	15.9

Total	$28.8	$39.1	$103.9	$128.4

The actions taken under these initiatives are expected to benefit future operations by removing fixed costs in excess of $100 million from Cost of sales and in excess of $320 million from Selling, general and administrative and Research and development in the Consolidated Statements of Operations by the end of 2009 compared with 2007 spending levels. The majority of these cost reductions are expected to be cash savings once all restructuring initiatives are complete. The Company began to see savings related to these initiatives during 2008 and expects further savings to be realized in 2009 and beyond.

The Company anticipates that it will incur approximately $15 to $20 million of additional costs, which are predominantly cash items, through the remainder of 2009 as related to the 2009 and 2008 restructuring initiatives; however, more significant reductions in demand for the Company’s products may necessitate additional restructuring or exit charges in 2009. The Company expects most of the $15 to $20 million in charges will be incurred in the Boat and Marine Engine segments.

Other

Operating earnings and margins for 2009 are expected to continue to be adversely affected by the reduction in production and wholesale shipments resulting from weak demand and pipeline inventory reductions, as discussed above. These actions are expected to have an unfavorable effect on margins due to reduced gross margins on lower sales volumes and lower fixed-cost absorption on reduced production. These reductions in sales demand and production volumes, and increased dealer incentive program costs as a percentage of sales, are expected to lead to lower earnings and margins in 2009 when compared with 2008 earnings and margins before goodwill and trade name impairments.  Additionally, in the fourth quarter of 2008, the Company recorded an expense reduction of $81 million, representing the reversal of variable compensation and benefit accruals that had been recorded in each of the Company’s operating segments during the first three quarters of 2008.  As the Company is not presently anticipating the benefit to be repeated in the fourth quarter of 2009, the absence of the reversal of the variable compensation combined with the current year benefit accrual will negatively impact 2009 earnings when compared to 2008 earnings.

The Company expects $260 million of net cost reductions resulting from the full-year effect of restructuring and cost reduction actions taken in 2008 and further cost reduction activities implemented and planned in 2009 to partially offset the factors described above. Also partially mitigating the impact of lower sales and production is the effect of lower projected restructuring charges of approximately $60 million in 2009 versus 2008. Further reductions in demand for the Company’s products may necessitate additional restructuring, exit or impairment charges in 2009.  The Company continues to evaluate its boat manufacturing footprint and brand portfolio in light of existing levels of retail demand.  The potential cash requirements and earnings impacts associated with these actions have not been considered in the Company’s forecasted restructuring, exit and impairment charges.

Matters Affecting Comparability

The following events have occurred during the three months and nine months ended October 3, 2009 and September 27, 2008, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. During the third quarter of 2009, the Company recorded a charge of $28.8 million related to restructuring activities as compared with $39.1 million in the third quarter of 2008. Restructuring charges during the first nine months of 2009 were $103.9 million, compared with $128.4 million during the first nine months of 2008. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Goodwill impairment charges.  As a result of the continued reduction in demand for certain Brunswick products, along with lower than projected profits across certain Brunswick brands, management revised its future cash flow expectations in the third quarter of 2008. The revised future cash flow expectations resulted in the Company lowering its estimate of fair value of certain businesses and required the Company to record a $374.0 million pretax goodwill impairment charge during the third quarter of 2008, as prescribed by ASC 350, as compared with no goodwill impairment charge during the third quarter of 2009.

During the nine months ended September 27, 2008, the Company incurred $377.2 million of goodwill impairment charges, which include the aforementioned $374.0 million, along with impairments related to the analyses of its Baja boat business and its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008. There were no comparable charges recognized during the nine months ended October 3, 2009.

Trade name impairment charges.  In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its trade names in accordance with ASC 350.  The analysis resulted in a pretax trade name impairment charge of $121.1 million during the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value.  There were no comparable charges recognized during the third quarter of 2009.

During the nine months ended September 27, 2008, the Company has recorded $133.9 million of trade name impairment charges, which include the aforementioned $121.1 million and additional impairments related to its Bluewater Marine boat business and its Valley-Dynamo coin-operated commercial billiards business recorded in the second quarter of 2008, as compared with no trade name impairments during the nine months ended October 3, 2009.

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

There were no comparable gains recognized during the three and nine month periods ended October 3, 2009.

Tax Items. During the third quarter of 2009, the Company recognized a tax benefit of $21.6 million on a loss before income taxes of $135.9 million for an effective tax rate of 15.9 percent. In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance resulted in a $9.4 million income tax benefit during the three months ended October 3, 2009.  In addition, the Company filed its 2008 federal income tax return in the third quarter of 2009, which generated a $10.3 million income tax benefit for the quarter.

The Company recognized an income tax provision of $9.5 million for the nine months ended October 3, 2009 on losses before taxes of $452.7 million. The provision is primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets, as prescribed by ASC 740, “Income Taxes.” A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.  Partially offsetting this were the items impacting the third quarter of 2009, noted above, that resulted in a tax benefit for the nine month period ending October 3, 2009. The effective tax rate, which is calculated as the income tax provision as a percent of pretax losses, for the nine months ended October 3, 2009, was (2.0) percent.

The Company recognized an income tax provision for both the three months and nine months ended September 27, 2008, despite losses before taxes for each of the periods.  The provision is primarily due to uncertainty concerning the realization of certain net deferred tax assets, as prescribed by ASC 740.  A valuation allowance of $292.7 million was recorded during the third quarter of 2008 to reduce certain net deferred tax assets to their anticipated realizable value.  The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks and certain tax planning strategies.  The effective tax rate from continuing operations, which is calculated as the income tax provision as a percent of pretax losses, for the three months and nine months ended September 27, 2008 was (26.7) percent and (26.9) percent, respectively.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:
			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	October 3, 2009	September 27, 2008	$	%

Net sales	$665.8	$1,038.8	$(373.0)	(35.9	) %
Gross margin (A)	$75.6	$176.5	$(100.9)	(57.2	) %
Goodwill impairment charges	$–	$374.0	$(374.0)	NM
Trade name impairment charges	$–	$121.1	$(121.1)	NM
Restructuring, exit and impairment charges	$28.8	$39.1	$(10.3)	(26.3	) %
Operating loss	$(109.4)	$(566.3)	$456.9	NM
Net loss	$(114.3)	$(729.1)	$614.8	NM

Diluted loss per share	$(1.29)	$(8.26)	$6.97	NM

Expressed as a percentage of Net sales:
Gross margin	11.4%	17.0%		(560)	bpts
Selling, general and administrative expense	20.5%	17.1%		340	bpts
Research and development expense	2.9%	3.0%		(10)	bpts
Goodwill impairment charges	–	36.0%		NM
Trade name impairment charges	–	11.7%		NM
Restructuring, exit and impairment charges	4.3%	3.8%		50	bpts
Operating margin	(16.4)%	(54.5)%		NM
__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The decrease in net sales was primarily due to reduced global demand levels across all segments compared with the third quarter of 2008, most notably in the recreational marine industry. Uncertainty in the global economy and increased credit constraints that limit the Company’s customers’ and retail consumers’ purchasing power have curtailed both retail and wholesale activity. The reduction in the Marine Engine segment’s net sales was less severe than the percentage reduction in the Boat segment’s net sales in the third quarter of 2009 due to continued consumer purchases during the boating season from the Marine Engine segment’s marine service, parts and accessories businesses. International sales declines in the Marine Engine segment were also less severe when compared with the Company’s Boat segment results in the third quarter of 2009. Net sales in the Fitness and Bowling & Billiards segments also declined in the third quarter of 2009 as operators in these industries continue to experience reduced access to capital, as well as remain cautious about making capital purchases.

As a result of the prolonged decline in marine retail demand and tighter credit markets, a number of the Company’s dealers have filed for bankruptcy or voluntarily ceased operations.  During the three months ended October 3, 2009, the financial losses associated with repurchasing the Company’s product from finance companies under contractual repurchase obligations, and reselling the repurchased inventory to stronger dealers, have been approximately $1 million. If additional dealers file for bankruptcy or cease operations as expected, additional losses associated with the repurchase of the Company’s products will be incurred.  As of October 3, 2009, the Company had accruals totaling $12.0 million to cover losses associated with this activity.  In addition to these losses, Brunswick’s net sales and earnings may be unfavorably affected as a result of lower market coverage and the associated decline in sales.

The decrease in gross margin percentage in the third quarter of 2009 compared with the same period last year was primarily due to lower fixed-cost absorption and inefficiencies due to reduced production rates as a result of the Company’s effort to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand, as well as higher pension expense and increased dealer incentive programs as a percentage of sales. This decrease was partially offset by successful cost-reduction efforts.

Selling, general and administrative expense declined by $40.7 million to $136.7 million in the third quarter of 2009 compared to the third quarter of 2008.  The decrease was primarily a result of successful cost reduction initiatives, partially offset by increased pension expense.

The Company recorded $10.3 million lower restructuring, exit and impairment charges in the third quarter of 2009 when compared with the third quarter of 2008. During the third quarter of 2009, the Company continued to reduce headcount throughout the organization and pursue additional programs to realign the Company’s cost structure and marine manufacturing footprint. During the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma, plant to its Fond du Lac, Wisconsin plant, which currently produces the Company’s outboard engines.  This plant consolidation effort is expected to occur through 2011.  Additionally, the Company’s hourly union workforce in Fond du Lac ratified a new collective bargaining agreement on August 31, 2009, which resulted in net restructuring charges as a result of changes to employees current and retirement benefits.  The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009.  During the third quarter of 2008, the Company announced the closing of its boat production facilities in Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington. A fourth boat plant in Navassa, North Carolina was mothballed. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The smaller operating loss in the third quarter of 2009 compared with the third quarter of 2008 was primarily due to the goodwill and trade name impairments recorded in 2008, and the factors affecting gross margin and operating expenses.

Equity loss increased $2.8 million to a loss of $3.8 million in the third quarter of 2009 compared with a loss of $1.0 million in the third quarter of 2008. The decrease in equity earnings was mainly the result of lower earnings from the Company’s marine joint ventures.

During the third quarter of 2008, Brunswick sold its investment in a foundry located in Mexico for $5.1 million gross cash proceeds, which resulted in a $2.1 million pretax gain, recorded in Investment sale gain.  There was no comparable transaction in the third quarter of 2009.

Interest expense increased $11.0 million in the third quarter of 2009 compared with the same period in 2008, primarily as a result of higher interest rates and higher average debt levels resulting from debt refinancing activities in both the third quarter of 2009 and the third quarter of 2008.  See Note 15 – Long-Term Debt for further discussion. Interest income decreased $1.8 million in the third quarter of 2009 compared with the same period in 2008, primarily as a result of a decline in interest rates on investments.

During the third quarter of 2009, the Company recognized a tax benefit of $21.6 million on a loss before income taxes of $135.9 million for an effective tax rate of 15.9 percent. In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance resulted in a $9.4 million income tax benefit during the three months ended October 3, 2009.  In addition, the Company filed its 2008 federal income tax return in the third quarter of 2009, which generated a $10.3 million income tax benefit for the quarter.  See Note 12 – Income Taxes for further discussion.

During the third quarter of 2008, the Company recognized a tax provision of $153.4 million on a loss before income taxes of $575.7 million for an effective tax rate of (26.7) percent. The tax provision was mostly due to $294.8 million of special tax provisions in the third quarter of 2008, primarily related to the establishment of a deferred tax asset valuation allowance.  See Note 12 – Income Taxes for further discussion.

The smaller net loss and diluted loss per share in the third quarter of 2009 when compared with the third quarter of 2008 was primarily due to the same factors discussed above in operating loss and income taxes. However, the lower net loss was partially offset by increased equity losses from the Company’s joint ventures and increased interest expense.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the nine months ended:
			2009 vs. 2008
	Nine Months Ended		Increase/(Decrease)
(in millions, except per share data)	October 3, 2009	September 27, 2008	$	%

Net sales	$2,118.8	$3,871.0	$(1,752.2)	(45.3	) %
Gross margin (A)	$240.8	$749.5	$(508.7)	(67.9	) %
Goodwill impairment charges	$–	$377.2	$(377.2)	NM
Trade name impairment charges	$–	$133.9	$(133.9)	NM
Restructuring, exit and impairment charges	$103.9	$128.4	$(24.5)	(19.1	) %
Operating loss	$(382.3)	$(573.2)	$190.9	NM
Net loss	$(462.2)	$(721.8)	$259.6	NM

Diluted loss per share	$(5.23)	$(8.18)	$2.95	NM

Expressed as a percentage of Net sales:
Gross margin	11.4%	19.4%		(800)	bpts
Selling, general and administrative expense	21.5%	15.1%		640	bpts
Research and development expense	3.1%	2.5%		60	bpts
Goodwill impairment charges	–	9.8%		NM
Trade name impairment charges	–	3.5%		NM
Restructuring, exit and impairment charges	4.9%	3.3%		160	bpts
Operating margin	(18.0)%	(14.8)%		(320)	bpts
__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The decreases in net sales, gross margin percentage and selling, general and administrative expense were primarily due to the same factors as described in the quarterly discussion.

The Company recorded $24.5 million lower restructuring, exit and impairment charges in the nine months ended October 3, 2009, when compared with the nine months ended September 27, 2008. The charges during the first nine months of 2009 were lower than those incurred during the first nine months of 2008, as the 2008 costs included significant charges related to definite-lived asset impairments associated with the closing of its bowling pin manufacturing facility in Antigo, Wisconsin; closing of its boat plant in Bucyrus, Ohio, in connection with the divestiture of its Baja boat business; cessation of boat manufacturing at one of its facilities in Merritt Island, Florida; mothballing its Swansboro, North Carolina, boat plant; closing its production facility in Newberry, South Carolina, due to the decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna; the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business; the closing of its production facilities in Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington; and mothballing its Navassa, North Carolina, boat plant. Restructuring, exit and impairment charges in the first nine months of 2009 included definite-lived asset impairments and increased charges related to headcount reductions, including the announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma, plant to its Fond du Lac, Wisconsin plant, which currently produces the Company’s outboard engines; the ratification of a new collective bargaining agreement by the Company’s hourly union workforce; and the continued consolidation of the Boat segment’s manufacturing footprint, when compared with the nine months ended September 27, 2008. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The smaller operating loss in the first nine months of 2009 compared with the operating loss during the same period in the prior year was primarily due to the same factors as described in the quarterly discussion.

Equity earnings (loss) decreased $21.2 million to a loss of $11.1 million in the first nine months of 2009 compared with earnings of $10.1 million in the first nine months of 2008. The decrease in equity earnings was mainly the result of lower earnings from the Company’s marine joint ventures.

During the first nine months of 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds and in September 2008, Brunswick sold its investment in a foundry located in Mexico for $5.1 million gross cash proceeds.  These sales resulted in $23.0 million of pretax gains recorded in Investment sale gains.  There were no comparable transactions in 2009.

Interest expense increased in the nine months ended October 3, 2009 compared with the nine months ended September 27, 2008, primarily due to the same factors as described in the quarterly discussion.

The Company recognized an income tax provision of $9.5 million for the nine months ended October 3, 2009 on losses before taxes of $452.7 million. The provision is primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets, as prescribed by ASC 740, “Income Taxes.” A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.  Partially offsetting this were the items impacting the third quarter of 2009 that resulted in a tax benefit for the nine month period ending October 3, 2009. The effective tax rate, which is calculated as the income tax provision as a percent of pretax losses, for the nine months ended October 3, 2009, was (2.0) percent.  See Note 12 – Income Taxes for further discussion.

The Company recognized an income tax provision of $153.1 million for the nine months ended September 27, 2008. The effective tax rate for the nine months ended September 27, 2008 was (26.9) percent on operating losses, mostly due to $292.8 million of special tax provisions, primarily related to the establishment of a deferred tax asset valuation allowance.  See Note 12 – Income Taxes for further discussion.

The lower net loss and diluted loss per share in the first nine months of 2009 when compared with the first nine months of 2008 was primarily due to the lower goodwill and trade name impairment charges which occurred in 2008.  Partially offsetting the lower net loss were the same factors discussed above in operating loss, increased equity losses from the Company’s joint ventures, increased interest expense and the absence of investment sale gains.

 Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

					2009 vs. 2008
	Three Months Ended				Increase/(Decrease)
(in millions)	Oct. 3, 2009		Sept. 27, 2008		$	%

Net sales	$363.5		$515.2		$(151.7)	(29.4)%
Trade name impairment charges	$–		$4.5		$(4.5)	NM
Restructuring, exit and impairment charges	$18.8		$14.1		$4.7	33.3%
Operating loss	$(13.4)		$(9.7)		$(3.7)	(38.1)%
Operating margin	(3.7	) %	(1.9	) %		(180)	bpts
Capital expenditures	$3.6		$6.9		$(3.3)	(47.8)%
__________

NM = not meaningful

Net sales recorded by the Marine Engine segment decreased compared with the third quarter of 2008, primarily due to the continued reduction in global marine retail demand and the corresponding decline in wholesale shipments. Sales in the segment’s domestic marine service, parts and accessories businesses, which represented 35 percent of the total segment sales for the quarter, were down only slightly for the three months ended October 3, 2009, when compared with the three months ended September 27, 2008, as consumers continued to make purchases during the boating season.

The restructuring, exit and impairment charges increased by $4.7 million during the third quarter of 2009 when compared with the third quarter of 2008 due to continued restructuring initiatives, including the announcement of the consolidation of marine engine production in Fond du Lac, Wisconsin. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Marine Engine segment operating loss increased in the third quarter of 2009 as a result of lower sales volumes, reduced fixed-cost absorption on lower production, and higher pension and bad debt expense.  Lower fixed-cost absorption was caused by the Company’s continued efforts to reduce inventory by reducing production rates by approximately 35% compared with the same prior year period.  These additional costs were partially offset by the savings from successful cost-reduction initiatives and favorable settlements reached during the quarter.

Capital expenditures in the third quarters of 2009 and 2008 were primarily related to profit-maintaining investments and were lower during 2009 as a result of discretionary capital spending constraints.

The following table sets forth Marine Engine segment results for the nine months ended:

				2009 vs. 2008
	Nine Months Ended			Increase/(Decrease)
(in millions)	Oct. 3, 2009		Sept. 27, 2008	$	%

Net sales	$1,122.6		$1,867.4	$(744.8)	(39.9)%
Trade name impairment charges	$–		$4.5	$(4.5)	NM
Restructuring, exit and impairment charges	$40.1		$33.2	$6.9	20.8%
Operating earnings (loss)	$(71.8)		$82.8	$(154.6)	NM
Operating margin	(6.4	) %	4.4%		NM
Capital expenditures	$8.3		$20.7	$(12.4)	(59.9)%
__________

NM = not meaningful

The factors that affected Marine Engine net sales, operating earnings (loss) and capital expenditures for the year-to-date period were generally consistent with those that affected the third quarter. Restructuring, exit and impairment charges for the nine months ended October 3, 2009 were greater than the same period in the prior year as a result of increased severance related costs.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions)	Oct. 3, 2009	Sept. 27, 2008	$	%

Net sales	$118.2	$314.2	$(196.0)	(62.4)%
Goodwill impairment charges	$–	$361.3	$(361.3)	NM
Trade name impairment charges	$–	$115.7	$(115.7)	NM
Restructuring, exit and impairment charges	$6.6	$14.6	$(8.0)	(54.8)%
Operating loss	$(86.7)	$(536.3)	$449.6	NM
Operating margin	(73.4)%	NM		NM
Capital expenditures	$2.4	$10.8	$(8.4)	(77.8)%
__________

NM = not meaningful

The decrease in Boat segment net sales during the third quarter of 2009 was largely the result of the continued reduction in marine retail demand in global markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories, as well as higher dealer incentive programs and sales discounts.  Weak retail market conditions plus the Company’s objective of protecting its dealer network resulted in units sold being reduced by approximately 60% in the third quarter of 2009 compared with the same prior year period.

   The restructuring, exit and impairment charges recognized during the third quarter of 2009 were primarily related to additional programs to realign the Company’s marine manufacturing footprint, asset impairments and other restructuring activities initiated in both 2008 and 2009. In the third quarter of 2008, the Company recognized impairment charges on its goodwill and trade names.  There were no additional impairments to goodwill and trade names during the third quarter of 2009. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The reduced Boat segment operating loss in the third quarter of 2009 was primarily the result of the absence of goodwill and trade name impairment charges, as well as savings from successful cost-reduction initiatives.  Factors offsetting the decrease were lower sales volumes, and increased dealer incentive programs as a percentage of sales to support retail demand. In addition, to reduce the Company’s inventory, boat production rates were 70% below units produced during the same period in the prior year, which was lower than the 60% reduction in wholesale units sold to the Company’s dealer network.  This reduction in production during the third quarter of 2009 also resulted in lower fixed-cost absorption, which also unfavorably impacted operating results during the quarter.

Capital expenditures in the third quarters of 2009 and 2008 were largely related to profit-maintaining investments. Capital spending was lower during 2009 as a result of discretionary capital spending constraints.

The following table sets forth Boat segment results for the nine months ended:

			2009 vs. 2008
	Nine Months Ended		Increase/(Decrease)
(in millions)	Oct. 3, 2009	Sept. 27, 2008	$	%

Net sales	$462.3	$1,471.5	$(1,009.2)	(68.6)%
Goodwill impairment charges	$–	$362.8	$(362.8)	NM
Trade name impairment charges	$–	$120.9	$(120.9)	NM
Restructuring, exit and impairment charges	$49.5	$59.3	$(9.8)	(16.5)%
Operating loss	$(266.9)	$(595.9)	$329.0	NM
Operating margin	(57.7)%	(40.5)%		NM
Capital expenditures	$8.4	$33.1	$(24.7)	(74.6)%
__________

NM = not meaningful

The factors affecting Boat segment net sales, restructuring, exit and impairment charges, operating loss and capital expenditures for the year-to-date period were generally consistent with the factors described in the quarterly period above.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions)	Oct. 3, 2009	Sept. 27, 2008	$	%

Net sales	$126.8	$161.6	$(34.8)	(21.5	) %
Restructuring, exit and impairment charges	$0.4	$0.8	$(0.4)	(50.0	) %
Operating earnings	$12.5	$10.3	$2.2	21.4%
Operating margin	9.9%	6.4%		350	bpts
Capital expenditures	$0.4	$1.2	$(0.8)	(66.7	) %
__________

bpts = basis points
NM = not meaningful

The decrease in Fitness segment net sales was largely attributable to reduced volume of worldwide commercial equipment sales, as gym and fitness club operators delayed purchasing new equipment and deferred building new fitness centers as a result of reduced credit availability to fitness center operators.

Despite the impact of lower worldwide sales volumes of both commercial and consumer equipment, savings from successful manufacturing and selling, general and administrative cost-reduction initiatives, favorable customer and product mix, as well as the absence of 2008 charges, resulted in increased operating earnings for the three months ended October 3, 2009, when compared to the corresponding period ended September 27, 2009.

Capital expenditures in the third quarters of 2009 and 2008 were limited to profit-maintaining investments and were lower during 2009 as a result of discretionary capital spending constraints.

The following table sets forth Fitness segment results for the nine months ended:

			2009 vs. 2008
	Nine Months Ended		Increase/(Decrease)
(in millions)	Oct. 3, 2009	Sept. 27, 2008	$	%

Net sales	$350.4	$467.7	$(117.3)	(25.1	) %
Restructuring, exit and impairment charges	$1.6	$2.1	$(0.5)	(23.8	) %
Operating earnings	$13.0	$26.6	$(13.6)	(51.1	) %
Operating margin	3.7%	5.7%		(200)	bpts
Capital expenditures	$1.3	$3.6	$(2.3)	(63.9	) %
__________

bpts = basis points
NM = not meaningful

The factors affecting Fitness segment net sales, restructuring, exit and impairment charges, and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

The Fitness segment operating earnings were negatively affected in the nine months ended October 3, 2009 when compared with the nine months ended September 27, 2008 by lower worldwide sales volumes of both commercial equipment and consumer equipment.  The decrease in operating earnings was partially offset by the savings from successful cost-reduction measures.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2009 vs. 2008
	Three Months Ended		Increase/(Decrease)
(in millions)	Oct. 3, 2009	Sept. 27, 2008	$	%

Net sales	$77.5	$111.1	$(33.6)	(30.2	) %
Goodwill impairment charges	$–	$12.7	$(12.7)	NM
Trade name impairment charges	$–	$0.9	$(0.9)	NM
Restructuring, exit and impairment charges	$0.8	$1.8	$(1.0)	(55.6	) %
Operating loss	$(3.8)	$(10.4)	$6.6	NM
Operating margin	(4.9)%	(9.4)%		NM
Capital expenditures	$0.6	$8.6	$(8.0)	(93.0)%
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

The Bowling & Billiards segment incurred $1.0 million less restructuring, exit and impairment charges during the third quarter of 2009 when compared with the same period in the prior year.

The lower operating loss during the third quarter of 2009 was the result of the absence of $12.7 million and $0.9 million of goodwill and trade name impairment charges, respectively, as well as savings from successful cost-reduction initiatives. These factors were partially offset by the effect of lower sales and higher pension expense during the third quarter of 2009 when compared with the same prior year period.

Decreased capital expenditures in 2009 were primarily driven by reduced spending for new Brunswick Zone XL centers and constraints on capital spending for existing centers.

The following table sets forth Bowling & Billiards segment results for the nine months ended:

				2009 vs. 2008
	Nine Months Ended			Increase/(Decrease)
(in millions)	Oct. 3, 2009	Sept. 27, 2008		$	%

Net sales	$254.8	$335.1		$(80.3)	(24.0)%
Goodwill impairment charges	$–	$14.4		$(14.4)	NM
Trade name impairment charges	$–	$8.5		$(8.5)	NM
Restructuring, exit and impairment charges	$4.8	$17.9		$(13.1)	(73.2)%
Operating earnings (loss)	$0.9	$(29.3)		$30.2	NM
Operating margin	0.4%	(8.7	) %		NM
Capital expenditures	$1.8	$21.6		$(19.8)	(91.7)%
__________

NM = not meaningful

The factors affecting Bowling & Billiards segment net sales, operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above. In addition to the factors described above for restructuring, exit and impairment charges, during the nine months ended September 27, 2008, the Bowling & Billiards Segment incurred charges for asset write-downs related to the sale of its Valley-Dynamo coin-operated commercial billiards operations, and charges related to the closing of the segment’s bowling pin manufacturing facilities in Antigo, Wisconsin.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

	Nine Months Ended
(in millions)	Oct. 3, 2009	Sept. 27, 2008

Net cash provided by operating activities	$130.1	$20.2
Net cash provided by (used for):
Capital expenditures	(20.2)	(84.8)
Proceeds from the sale of property, plant and equipment	11.7	9.6
Proceeds from investment sale	–	45.5
Other, net	1.9	0.2
Free cash flow *	$123.5	$(9.3)

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

In the first nine months of 2009, net cash provided by operating activities totaled $130.1 million, compared with net cash provided by operating activities of $20.2 million in the same period of 2008. Cash provided by operating activities during 2009 benefited from $314.3 million of changes in certain current assets and current liabilities and a tax refund received in 2009 from the carryback of the Company’s 2008 tax loss.  These items were partially offset by the Company’s net loss for the first nine months of 2009, which included non-cash charges associated with pension expense, bad debt costs and a deferred tax asset valuation allowance.

Changes in certain current assets and current liabilities provided cash of $314.3 million for the nine months ended October 3, 2009, and were primarily the result of reductions in the Company’s inventory and accounts receivable partially offset by decreased accounts payable and lower accrued expenses.  These declines reflect the Company’s efforts to reduce working capital in light of reduced business volumes.  In 2008, the changes in certain current assets and current liabilities used $113.9 million of cash, driven by seasonal increases in inventory and accounts receivable as well as lower accounts payable.

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

Cash flows from investing activities included capital expenditures of $20.2 million in the first nine months of 2009, which decreased from $84.8 million in the first nine months of 2008. The majority of the capital expenditures in the first nine months of 2009 were limited to profit-maintaining activities as a result of discretionary capital spending constraints.

The Company expects investments for capital expenditures in 2009 to be approximately $30 to $35 million compared with $102.0 million in 2008 as discretionary capital spending constraints will require the Company to focus primarily on investments to maintain Company operations and position it to respond when marine markets recover.  The Company is projecting depreciation and amortization expense for 2009 to be approximately $155 million compared with $177.2 million for 2008.

Brunswick did not complete any acquisitions during the first nine months of 2009 or 2008. The Company’s investment in Brunswick Acceptance Company, LLC (BAC) decreased $7.5 million and $21.1 million during the first nine months of 2009 and 2008, respectively. The reduction in 2009 reflects a return of investment due to BAC’s lower asset levels, whereas the decline in 2008 primarily reflects reduced equity requirements resulting from an amendment of the joint venture’s capital provisions.

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

Cash flows from financing activities provided $175.6 million during the first nine months of 2009, primarily as a result of the new senior secured debt issuance, as discussed in Note 15 – Long-Term Debt, to the Consolidated Financial Statements. The proceeds from the debt issuance were offset by the repurchase of long-term debt including current maturities of $162.6 million. Cash flows from financing activities compared with $0.3 million of cash used for financing activities during the same period in 2008.

Cash and cash equivalents totaled $624.1 million as of October 3, 2009, an increase of $306.6 million from $317.5 million at December 31, 2008. Total debt as of October 3, 2009, and December 31, 2008, was $916.3 million and $731.7 million, respectively. Brunswick’s debt-to-capitalization ratio, calculated as the Company’s total debt divided by the sum of the Company’s total debt and shareholders’ equity, increased to 73.2 percent as of October 3, 2009, from 50.1 percent as of December 31, 2008.

On May 29, 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 11—Financial Services.  The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million that are secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25%, provided, however, that the one-month LIBOR rate shall not be less than 1.0%.  Borrowings under the Mercury Receivables ABL Facility can be adjusted to $120.0 million to accommodate seasonal increases in accounts receivable from May to August.  Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85% advance rate.  The Company may also borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009, at which time the over-advance amount will decline ratably each month through November 2010.  Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain accounts, pledged as collateral against the Mercury Receivables ABL Facility.  The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 11 – Financial Services.  The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million.  During the third quarter of 2009, the Company reduced borrowings under this facility by $73.9 million, and ended the period with no borrowings under this facility.  The amount of borrowing capacity available under this facility at October 3, 2009 was $60.0 million.

The Company has a $400.0 million secured, asset-based revolving credit facility (Revolving Credit Facility) in place with a group of banks through May 2012, as described in Note 14 to the consolidated financial statements in the 2008 Form 10-K. There were no loan borrowings under the Revolving Credit Facility in the first nine months of 2009 or 2008. The Company has the ability to issue up to $150.0 million in letters of credit under the Revolving Credit Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the Revolving Credit Facility.

The Company may borrow amounts under the Revolving Credit Facility equal to the value of the borrowing base, which consists of certain accounts receivable, inventory and machinery and equipment of the Company and certain of its domestic subsidiaries.  This borrowing base had a value of $199.5 million as of October 3, 2009.  The Company had no borrowings outstanding under the facility as of the end of the third quarter, or at any time during 2009.  Letters of credit outstanding under the facility were $84.0 million as of October 3, 2009, resulting in unused borrowing capacity of $115.5 million.  However, the Company’s borrowing capacity is also affected by the facility’s minimum fixed-charge ratio covenant.  This covenant requires that the Company meet a minimum fixed charge ratio test only if unused borrowing capacity under the facility falls below $60 million.  If unused borrowing capacity under the facility exceeds $60 million, the Company need not meet the minimum fixed charge ratio.  Due to current operating performance, the Company’s fixed charge ratio was below the minimum requirement at the end of the third quarter of 2009.  However, because the Company’s unused borrowing capacity under the Revolving Credit Facility exceeded $60 million at the end of the third quarter, the Company is in compliance with the covenant.  Taking into account the minimum availability requirement, the Company’s unused borrowing capacity is effectively reduced by $60 million to $55.5 million in order to maintain compliance with the covenant.

The Company expects unused borrowing capacity under the facility to continue to exceed $60 million (and therefore to be in compliance with the minimum fixed-charges covenant) in the future.  Net borrowing capacity will continue to be reduced by the $60 million minimum availability requirement as the Company will likely not meet the minimum fixed charge ratio test for the remainder of 2009 and into 2010.  The Company’s effective unused borrowing capacity is expected to be approximately $60 million at December 31, 2009.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  Management expects that the Company’s near-term operating cash requirements, which have declined due to lower spending, will be met out of existing cash balances and cash flow, and no cash borrowings are expected under the facility.  During the three months ended October 3, 2009, the Company satisfied the requirement under the facility that the Company’s $150 million, 5% notes due in May 2011 be retired by the end of 2010.  Additionally, the Company anticipates receiving various state and local incentives (some of which will be in the form of debt, some portion of which may be forgivable if the Company meets certain requirements) in connection with its plant consolidation activities in Fond du Lac, Wisconsin, as described in Note 2 – Restructuring Activities.  Receipt of these incentives is projected to begin occurring in the fourth quarter of 2009.

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

The Company contributed $2.3 million and $1.7 million to fund benefit payments in its nonqualified pension plan in the first nine months of 2009 and 2008, respectively. The Company contributed $10.0 million to its qualified pension plans during the nine months ended October 3, 2009.  The Company did not make contributions to its qualified pension plans in the first nine months of 2008. The Company does not expect to contribute additional funds to its qualified plans in 2009 and did not make contributions to those plans in the fourth quarter of 2008.  Company contributions are subject to change based on market conditions and Company discretion. See Note 13 – Pension and Other Postretirement Benefits in the Notes to Consolidated Financial Statements and Note 15 to the consolidated financial statements in the 2008 Form 10-K for more details.

Financial Services

See Note 11 – Financial Services in the Notes to Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2008 Form 10-K. With the exception of the elimination of the Company’s retained interest associated with its former sale of receivable program described in Note 11—Financial Services, there have been no material changes outside the ordinary course of business.  The company periodically evaluates its financing options, and as a result, issued notes due in 2016 and retired a portion of the 2011 and 2013 notes as described in Note 15 - Long-Term Debt.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), “Business Combinations” (SFAS 141(R)) (codified within the Accounting Standards Codification (ASC) Topic 805). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition, but will impact future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160) (codified within ASC Topic 810). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161) (codified within ASC Topic 815). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of this statement resulted in the Company expanding its disclosures relative to its derivative instruments and hedging activity, as reflected in Note 3 – Financial Instruments.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1) (codified within ASC Topic 715). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 132(R)-1 may have on the Company’s consolidated financial statements.

 In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1) (codified within ASC Topic 260). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented be adjusted retrospectively to conform to its provisions. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2) (codified within ASC Topic 320). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of these statements did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) (codified within ASC Topic 825). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company has included the required disclosures beginning with its second quarter ending on July 4, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165) (codified within ASC Topic 855). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition as management followed a similar approach prior to the adoption of this standard.  See Note 17 – Subsequent Events for further discussion.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166) (not yet codified under the ASC). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (not yet codified under the ASC). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168) (codified within ASC Topic 105). SFAS 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB’s Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s consolidated results of operations and financial condition.  The Company began using the FASB Accounting Standards Codification as its source of authoritative U.S. GAAP beginning with the third quarter ending on October 3, 2009.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05) (codified within ASC Topic 820). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-05 may have on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)” (ASU 2009-12) (codified within ASC Topic 820). ASU 2009-12 amends the input classification guidance under ASC Topic 820. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-12 may have on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-13 may have on the Company’s consolidated financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of adverse general economic conditions, particularly in the United States and Europe; the effect of tight consumer credit markets on demand for marine products; our ability to maintain effective distribution; inventory reductions by major dealers, retailers and independent boat builders; the effect of an excess in the supply of repossessed boats on industry pricing; our ability to meet repurchase and recourse obligations to third parties arising out of dealer defaults; the ability of our dealers and distributors to secure adequate access to capital; the possibility that those lending institutions that provide financing to our dealers and distributors will cease providing such financing; the adequacy and the cost of our restructuring initiatives; the effect of having an impairment in the carrying value of goodwill, trade names and other long-lived assets on our consolidated results of operations and net worth; our ability to maintain a large fixed cost base; our ability to establish a smaller manufacturing footprint; our ability to successfully implement our restructuring initiatives; our reliance on third party suppliers for the supply of raw material, parts and components necessary to assemble our products; the effects of our pension funding requirements; the higher costs of energy on our marine and bowling retail center businesses; competitive pricing and other pressures; the success and the introduction of new products; our ability to compete with other activities for consumers’ scarce discretionary income and leisure time; our success in maintaining the continued strength of our brands; our ability to maintain the services of key individuals and relationships; our exposure to product liability, warranty liability, personal injury and property damage claims; environmental and zoning requirements; our ability to comply with environmental regulations for marine engines; our compliance obligations and liabilities under environmental and other laws and regulations; our ability to adequately protect our intellectual property; the effect of our joint ventures on our business; changes in currency exchange rates; the effect of international sources of revenue on our business; and the effect of adverse weather conditions on our marine and retail bowling center revenues.  Additional factors are included in the Company's Annual Report on Form 10-K for 2008 and elsewhere in this report.

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

PART II – OTHER INFORMATION

Item 1A.    Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock.  Such risk factors are included in the Company's Annual Report on Form 10-K for 2008 and in the Company’s Quarterly Report on Form 10-Q for the second quarter of 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Brunswick’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of October 3, 2009, the Company’s remaining share repurchase authorization for the program was $240.4 million. The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares.  There were no share repurchases during the three months ended October  3, 2009.

Item 6.    Exhibits

10.1	May 2009 Stock-Settled Stock Appreciation Rights Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Brunswick Corporation

November 5, 2009	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.