Form 10-K
period 2009-12-31
BRUNSWICK CORP
filed 2010-02-23
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ] Accelerated filer [X] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2009, the aggregate market value of the voting stock of the registrant held by non-affiliates was $377,727,905. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 19, 2010 was 88,444,430.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 5, 2010.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2009

PART I

Item 1. Business

Brunswick Corporation (Brunswick or the Company) is a Delaware corporation, incorporated on December 31, 1907. Brunswick is a leading global manufacturer and marketer of recreation products including marine engines, boats, fitness equipment and bowling and billiards equipment. Brunswick’s engine products include outboard, sterndrive and inboard engines; trolling motors; propellers; engine control systems; and marine parts and accessories. The Company’s boat offerings include fiberglass pleasure boats; luxury sportfishing convertibles and motoryachts; offshore fishing boats; aluminum fishing boats; and pontoon and deck boats. Brunswick’s fitness products include both cardiovascular and strength training equipment. Brunswick’s bowling offerings include products such as capital equipment, after-market and consumer products; and billiards offerings such as billiards and gaming tables and accessories. The Company also owns and operates Brunswick bowling family entertainment centers in the United States and other countries.

In 2009, Brunswick’s primary focus was on liquidity. In 2010, Brunswick intends to focus on generating positive cash flow, performing better than the market in each of its business segments, and, as its revenue grows, taking advantage of its considerable leverage. In the longer term, Brunswick’s strategy is to introduce the highest quality products with the most innovative technology and styling at a rate faster than its competitors; to distribute products through a model that benefits its partners – dealers and distributors – and provides world-class service to its customers; to develop and maintain low-cost manufacturing processes and to continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; and to attract and retain skilled and knowledgeable people. These factors promote the Company’s ability to grow from expansion of its existing businesses. The Company’s objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

During the first quarter of 2009, the Company realigned the management of its marine service, parts and accessories businesses. The Boat segment’s parts and accessories businesses of Attwood, Land ‘N’ Sea, Benrock, Kellogg Marine and Diversified Marine Products are now being managed by the Marine Engine segment’s service and parts business leaders. As a result, the marine service, parts and accessories operating results previously reported in the Boat segment are now being reported in the Marine Engine segment. Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments. Refer to Note 5 – Segment Information and Note 20 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company’s segments and discontinued operations, including net sales, operating earnings and total assets by segment for 2009, 2008 and 2007.

Marine Engine Segment

The Marine Engine segment, which had net sales of $1,425.0 million in 2009, consists of the Mercury Marine Group (Mercury Marine). The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world.

Mercury Marine manufactures and markets a full range of sterndrive propulsion systems, inboard engines and outboard engines under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury SportJet and Mercury Jet Drive, MotorGuide, Axius, Zeus and MerCruiser 360 brand names. In addition, Mercury Marine manufactures and markets marine parts and accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers, Attwood, Land ‘N’ Sea, Benrock, Kellogg Marine, Diversified Marine Products, Sea Choice and MotorGuide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, service aids and marine lubricants. Mercury Marine’s sterndrive engines, inboard engines and outboard engines are sold to independent boat builders, local, state and foreign governments, and to the Company’s Boat segment. In addition, Mercury Marine’s outboard engines are sold to end-users through a global network of more than 4,000 marine dealers and distributors worldwide, specialty marine retailers and marine service centers. Mercury Marine, through Cummins MerCruiser Diesel Marine LLC (CMD), a joint venture between Brunswick’s Mercury Marine division and Cummins Marine, a division of Cummins Inc., supplies integrated diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Company’s Boat segment.

Mercury Marine manufactures two-stroke OptiMax outboard engines ranging from 75 to 300 horsepower, all of which feature Mercury’s direct fuel injection (DFI) technology, and four-stroke outboard engine models ranging from 2.5 to 350 horsepower. All of these low-emission engines are believed to be in compliance with U.S. Environmental Protection Agency (EPA) requirements for 2010. Mercury Marine’s four-stroke outboard engines include Verado, a collection of supercharged outboards ranging from 135 to 350 horsepower, and Mercury Marine’s naturally aspirated four-stroke outboards, ranging from 2.5 to 115 horsepower. In addition, most of Mercury’s sterndrive and inboard engines are now available with catalytic converters, and are compliant with environmental regulations adopted by the State of California, effective January 1, 2008, and by the EPA, effective January 1, 2010.

To promote advanced propulsion systems with improved and easier handling, performance and efficiency, Mercury Marine, both directly and through its joint venture, CMD, manufactures and markets advanced boat and engine steering and control systems under the brand names of Zeus, Axius and MerCruiser 360.

Mercury Marine’s sterndrive and outboard engines are produced domestically in Oklahoma and Wisconsin, respectively. During the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant. This plant consolidation effort is expected to occur throughout 2010 and 2011. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in China, and, in a joint venture with its partner, Tohatsu Corporation, produces smaller outboard engines in Japan. Mercury Marine sources some engine components from Asian suppliers and manufactures engine component parts at plants in Florida and Mexico. CMD manufactures diesel marine propulsion systems in South Carolina. Mercury Marine also operates a remanufacturing business for engines and service parts in Wisconsin.

In addition to its marine engine operations, Mercury Marine serves markets outside of the United States with a wide range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury Marine in China, New Zealand, Poland, Portugal, and Vietnam. These boats, which are marketed under the brand names Arvor, Guernsey, Legend, Mercury,  Protector, Quicksilver, Uttern and Valiant, are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine. Mercury Marine also has an equity ownership interest in a company that manufactures boats under the brand names Aquador, Bella and Flipper in Finland.

Mercury Marine’s parts and accessories businesses include: Attwood, Land ‘N’ Sea, Benrock, Kellogg Marine and Diversified Marine Products. These businesses are the leading distributors of marine parts and accessories throughout North America, offering same-day or next-day service to a broad array of marine service facilities.

Inter-company sales to the Company’s Boat segment represented approximately 7 percent of Mercury Marine sales in 2009. Domestic demand for the Marine Engine segment’s products is seasonal, with sales generally highest in the second calendar quarter of the year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets fiberglass pleasure boats, luxury sportfishing convertibles and motoryachts, offshore and aluminum fishing boats, and pontoon and deck boats. The Company believes that its Boat Group, which had net sales of $615.7 million during 2009, has the largest dollar sales and unit volume of pleasure boats in the world.

The Boat Group manages most of Brunswick’s boat brands; evaluates and enhances the Company’s boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability; and speeds the introduction of new technologies into boat manufacturing processes.

The Boat Group is comprised of the following boat brands: Cabo sportfishing express boats and convertibles; Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray yachts, sport yachts, sport cruisers and runabouts; Bayliner sport cruisers and runabouts; Meridian motoryachts; Sealine yachts and sport cruisers; Boston Whaler, Lund, Triton and Trophy fiberglass fishing boats; and Crestliner, Cypress Cay, Harris, Lowe, Lund, Princecraft and Triton aluminum fishing, utility, pontoon and deck boats. The Boat Group also includes a commercial and governmental sales unit that sells products to commercial customers, as well as the United States government and state, local and foreign governments. The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from Brunswick’s Marine Engine segment. The Boat Group also purchases a portion of its diesel engines from CMD.

The Boat Group has active manufacturing facilities in California, Florida, Indiana, Minnesota, Missouri, North Carolina, Tennessee, Canada, China, Mexico, Portugal and the United Kingdom, as well as additional inactive manufacturing facilities in Florida, Maryland, Minnesota, North Carolina, Ohio, Oregon, Tennessee and Washington. The Boat Group also utilizes contract manufacturing facilities in Poland and has an agreement with a local boat builder to manufacture boats in Argentina. During 2009 the Boat Group continued its 2008 restructuring activities by reducing its workforce, consolidating manufacturing operations and disposing of non-strategic assets.  In the first quarter of 2009, the Company announced and completed the shutdown of its Riverview plant in Knoxville, Tennessee, and completed the closure of its Pipestone, Minnesota facility.  Further, in the fourth quarter of 2009, the Company reached a decision to sell its properties in Cape Canaveral, Florida and Navassa, North Carolina. The Navassa, North Carolina property was mothballed during 2008. Brunswick also sold all of the capital stock of the Albemarle Boats business on December 31, 2008. In 2008, Brunswick announced the closure of certain boat manufacturing plants in Merritt Island, Florida; Cumberland, Maryland; Bucyrus, Ohio; Swansboro, North Carolina; Roseburg, Oregon; and Arlington, Washington.

The Boat Group’s products are sold to end-users through a global network of approximately 1,750 dealers and distributors, each of which carries one or more of Brunswick’s boat brands. Sales to the Boat Group’s largest dealer, MarineMax Inc., which has multiple locations and carries a number of the Boat Group’s product lines, represented approximately 16 percent of Boat Group sales in 2009. Domestic demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Brunswick’s Fitness segment is comprised of its Life Fitness division (Life Fitness), which designs, manufactures and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness and Hammer Strength brands.

The Company believes that its Fitness segment, which had net sales of $496.8 million during 2009, is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-end consumer fitness equipment. Life Fitness’ commercial sales are primarily made to health clubs, fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made to customers either directly, through domestic dealers, or through international distributors. Consumer products are sold through specialty retailers and on Life Fitness’ Web site.

The Fitness segment’s principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary. Life Fitness distributes its products worldwide from regional warehouses and production facilities. Demand for Life Fitness products is seasonal, with sales generally highest in the first and fourth calendar quarters of the year.

Bowling & Billiards Segment

The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $337.0 million during 2009. The Company believes BB&B is the leading full-line designer, manufacturer and marketer of bowling products. BB&B also designs and markets a full line of high-quality consumer billiard tables, Air Hockey table games, foosball tables and related accessories. In addition, BB&B operates 100 bowling centers in the United States, Canada and Europe.

BB&B’s bowling products business designs, manufactures and markets a wide variety of bowling products, including capital equipment, which includes automatic pinsetters, bowling balls and after-market products. Through licensing and manufacturing arrangements, BB&B also offers bowling pins and a wide array of bowling consumer products, including bowling shoes, bags and accessories.

BB&B retail bowling centers offer bowling and, depending on size and location, may also offer the following activities and facilities: billiards, video games, redemption and other games of skill, laser tag, pro shops, meeting and party rooms, snack bars, restaurants and cocktail lounges. Of the 100 bowling centers, 44 have been converted into Brunswick Zones, which are modernized bowling centers that offer an array of family-oriented entertainment activities. BB&B has further enhanced the Brunswick Zone concept with expanded Brunswick Zone family entertainment centers, branded Brunswick Zone XL, which are larger than typical Brunswick Zones and feature multiple-venue entertainment offerings. BB&B operates 11 Brunswick Zone XL centers. In 2008, BB&B exited a joint venture that operated 14 additional centers in Japan, and in which BB&B had been a partner since 1960.

BB&B’s billiards business was established in 1845 and is Brunswick’s oldest enterprise. BB&B designs and/or markets billiard tables, Air Hockey table games, foosball tables, balls and cues, as well as game room furniture and related accessories, under the Brunswick and Contender brands. The Company believes it has the largest dollar sales volume of slate U.S. style pocket billiards tables in the world. These products are sold worldwide in both commercial and consumer billiards markets. BB&B also operated Valley-Dynamo, a leading manufacturer of commercial and consumer billiards tables, Air Hockey table games and foosball tables. The Valley-Dynamo business was sold in the second quarter of 2009, although the Company retained the intellectual property rights to the Air Hockey trademark.

BB&B’s primary manufacturing and distribution facilities are located in Hungary, Mexico, Michigan and Wisconsin.

Brunswick’s bowling and billiards products are sold through a variety of channels, including distributors, dealers, mass merchandisers, bowling centers and retailers, and directly to consumers on the Internet and through other outlets. BB&B’s sales are seasonal with sales generally highest in the first and fourth calendar quarters of the year.

Discontinued Operations

On April 27, 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which consisted of the Company’s marine electronics, portable navigation devices (PND) and wireless fleet tracking business. As a result, Brunswick reclassified the operations of BNT to discontinued operations and shifted reporting for the retained businesses from the Marine Engine segment to the Boat, Marine Engine and Fitness segments.

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

The Company completed the divestiture of the BNT discontinued operations during 2007. The Company recognized a net asset impairment of $85.6 million, after-tax, in the fourth quarter of 2006, prior to the disposition of the BNT businesses, and recorded 2007 gains of $29.8 million, after-tax, on the BNT business sales. As a result, the financial impact to the Company of the BNT dispositions was a net loss of $55.8 million, after-tax.

Financial Services

A Company subsidiary, Brunswick Financial Services Corporation (BFS), has a 49 percent ownership interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation, owns the remaining 51 percent of the joint venture. Under the terms of the joint venture agreement, BAC provides secured wholesale floorplan financing to the Company’s engine and boat dealers. BAC also purchased and serviced a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers, but this program was terminated in May 2009.  The Company replaced this program with the Mercury Receivables ABL Facility, which is discussed in Note 14 – Debt in the Notes to Consolidated Financial Statements.

The term of the BAC joint venture extends through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal or purchase at the end of this term. Alternatively, either partner may terminate the agreement at the end of its term.

Refer to Note 9 – Financial Services in the Notes to Consolidated Financial Statements for more information about the Company’s financial services.

Distribution

Brunswick depends on distributors, dealers and retailers (Dealers) for the majority of its boat sales and significant portions of its sales of marine engine, fitness and bowling and billiards products. Brunswick has over 15,000 Dealers serving its business segments worldwide. Brunswick’s marine Dealers typically carry boats, engines and related parts and accessories.

Brunswick owns Attwood, Land ‘N’ Sea, Benrock, Kellogg Marine and Diversified Marine Products, which are the primary parts and accessories distribution platforms for the Company’s Marine Engine segment. These businesses are the leading distributors of marine parts and accessories throughout North America, with 14 distribution warehouses located throughout the United States and Canada offering same-day or next-day service to a broad array of marine service facilities.

Brunswick’s Dealers are independent companies or proprietors that range in size from small, family-owned businesses to a large, publicly-traded corporation with substantial revenues and multiple locations. Some Dealers sell Brunswick’s products exclusively, while others also carry competitors’ products. Brunswick works with its boat dealer network to improve quality, distribution and delivery of parts and accessories to enhance the boating customer’s experience.

Demand for a significant portion of Brunswick’s products is seasonal, and a number of Brunswick’s Dealers are relatively small or highly-leveraged. As a result, many Dealers require financial assistance to support their businesses, allowing them to provide stable channels for Brunswick’s products. In addition to the financing offered by BAC, the Company provides its Dealers with assistance, including incentive programs, loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer's default.  The Company believes that these arrangements are in its best interest; however, the financial support that the Company provides to its Dealers does expose the Company to credit and business risk. Brunswick’s business units, along with BAC, maintain active credit operations to manage this financial exposure, and the Company continually seeks opportunities to sustain and improve the financial health of its various distribution channel partners. Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

Brunswick’s sales from continuing operations to customers in markets other than the United States were $1,168.7 million (42 percent of net sales), $2,058.5 million (44 percent of net sales) and $2,016.4 million (36 percent of net sales) in 2009, 2008 and 2007, respectively. The Company transacts most of its sales in non-U.S. markets in local currencies, and the cost of its products is generally denominated in U.S. dollars. Strengthening or weakening of the U.S. dollar affects the financial results of Brunswick’s non-U.S. operations.

Non-U.S. sales from continuing operations are set forth in Note 5 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details Brunswick’s non-U.S. sales by region:

(in millions)	2009	2008	2007

Europe	$518.1	$1,024.1	$1,038.9
Pacific Rim	235.8	318.1	338.2
Canada	178.1	346.7	344.6
Latin America	157.9	247.8	196.6
Africa & Middle East	78.8	121.8	98.1

	$1,168.7	$2,058.5	$2,016.4

Marine Engine segment sales represented approximately 50 percent of Brunswick’s non-U.S. sales in 2009. The segment’s primary non-U.S. operations include the following:

•	Sales offices and distribution centers in Australia, Belgium, Brazil, Canada, China, Japan, Malaysia, Mexico, New Zealand and Singapore;
•	Sales offices in Finland, France, Germany, Italy, the Netherlands, Norway, Sweden and Switzerland;
•	Boat manufacturing plants in China, New Zealand, Poland and Portugal; and
•	An outboard engine assembly plant in Suzhou, China.

Boat segment sales comprised approximately 23 percent of Brunswick’s non-U.S. sales in 2009. The Boat Group’s products are manufactured or assembled in the United States, Canada, China, Mexico, Poland, Portugal and the United Kingdom, and are sold worldwide through dealers. The Boat Group has sales offices in France, Mexico and the Netherlands.

Fitness segment sales comprised approximately 21 percent of Brunswick’s non-U.S. sales in 2009. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom, as well as sales offices in Hong Kong. The Fitness segment also manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for its international markets.

Bowling & Billiard segment sales comprised approximately 6 percent of Brunswick’s non-U.S. sales in 2009. BB&B sells its products worldwide, has sales offices in Germany, Hong Kong and Tokyo, and operates a plant that manufactures automatic pinsetters in Hungary. BB&B commenced bowling ball manufacturing in Reynosa, Mexico in 2006, and completed the transition of manufacturing operations from Muskegon, Michigan to Reynosa in 2007. BB&B operates retail bowling centers in Austria, Canada and Germany.

Raw Materials and Supplies

Brunswick purchases a wide variety of raw materials from its supplier base, including oil, aluminum, steel and resins, as well as product parts and components, such as engine blocks and boat windshields. The prices for these raw materials, parts and components fluctuate depending on market conditions. Significant increases in the cost of such materials would increase the Company’s production and operating costs. This could reduce the Company’s profitability if the Company cannot recoup the increased costs through increased product prices.

As a result of recent worldwide economic conditions and the reduced demand for raw materials, parts, supplies and goods, a number of Brunswick’s suppliers made the decision to slow or temporarily cease production in 2008 and 2009. Additionally, many of the Company’s suppliers have elected to reduce the size of their workforces. As Brunswick’s manufacturing operations continue to increase production in 2010, the Company’s need for raw materials and supplies will likewise increase. Brunswick’s suppliers must be prepared to resume operations and, in many cases, must recall or hire additional workers in order to fulfill the orders placed by Brunswick and other customers. During this transition period, the Company has experienced some delayed delivery of and shortages of certain materials, parts and supplies that are essential to its manufacturing operations. The Company will continue to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring its supplier base.

Additionally, some components used in Brunswick’s manufacturing processes, including engine blocks and boat windshields, are available from a sole supplier or a limited number of suppliers. Financial difficulties or solvency problems that these or other suppliers currently face or may face in the future could adversely affect their ability to supply Brunswick with the parts and components it needs, which could significantly disrupt Brunswick’s operations.

The Company also continues to expand its global procurement operations to leverage its purchasing power across its divisions and to improve supply chain and cost efficiencies. The Company attempts to manage its commodity price risk by using derivatives to hedge a portion of its raw material purchases.

Intellectual Property

Brunswick has, and continues to obtain, patent rights covering certain features of its products and processes. By law, Brunswick’s patent rights, which consist of patents and patent licenses, have limited lives and expire periodically. The Company believes that its patent rights are important to its competitive position in all of its business segments.

In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives and pod drives, including: die-cast powerheads; cooling and exhaust systems; drivetrain, clutch and gearshift mechanisms; boat/engine mountings; shock-absorbing tilt mechanisms; ignition systems; propellers; marine vessel control systems; fuel and oil injection systems; supercharged engines; outboard mid-section structures; segmented cowls; hydraulic trim, tilt and steering; screw compressor charge air cooling systems; and airflow silencers.

In the Boat segment, patent rights principally relate to processes for manufacturing fiberglass hulls, decks and components for boat products, as well as patent rights related to interiors and other boat features and components.

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

The following are Brunswick’s primary trademarks for its continuing operations:

Marine Engine Segment:  Attwood, Axius, Diversified Marine, Kellogg Marine, Land ‘N’ Sea, Mariner, MercNet, MerCruiser, Mercury, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, OptiMax, Quicksilver, Rayglass, Seachoice, SeaPro, SmartCraft, SportJet, Swivl-Eze, Valiant, Verado and Zeus.

Boat Segment:  Bayliner, Boston Whaler, Cabo, Crestliner, Harris, Hatteras, Lowe, Lund, Master Dealer, Meridian, Princecraft, Sea Ray, Sealine, Total Command, Triton and Trophy.

Fitness Segment:  Flex Deck, Hammer Strength, Lifecycle, Life Fitness and ParaBody.

Bowling & Billiards Segment:  Air Hockey, Ballworx, Brunswick, Brunswick Billiards, Brunswick Home and Billiard, Brunswick Pavilion, Brunswick Zone, Brunswick Zone XL, Centennial, Contender, Cosmic Bowling, Frameworx, Gold Crown, Inferno, Lane Shield, Lightworx, Pro Lane, U.S. Play by Brunswick, Vector, Viz-A-Ball and Zone.

Brunswick’s trademark rights have indefinite lives, and many are well known to the public and are considered to be valuable assets.

Competitive Conditions and Position

The Company believes that it has a reputation for quality in its highly competitive lines of business. Brunswick competes in its various markets by: utilizing efficient production techniques; developing and promoting innovative technological advancements; undertaking effective marketing, advertising and sales efforts; providing high-quality products at competitive prices; and offering extensive after-market services.

Strong competition exists in each of Brunswick’s product groups, but no single enterprise competes with Brunswick in all product groups. In each product area, competitors range in size from large, highly-diversified companies to small, single-product businesses. Brunswick also competes with businesses that offer alternative leisure products or activities but do not compete directly with Brunswick’s products.

The following summarizes Brunswick’s competitive position in each segment:

Marine Engine Segment:  The Company believes it has the largest dollar sales volume of recreational marine engines in the world, along with a leading parts and accessories business. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, as well as several smaller companies. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, pricing, performance and durability, along with effective promotion and distribution.

Boat Segment:  The Company believes it has the largest dollar sales and unit volume of pleasure boats in the world. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. The Company believes it has the broadest range of boat product offerings in the world, with boats ranging in size from 10 to 105 feet. In all of its boat operations, Brunswick competes on the basis of product features, technology, quality, dealer service, pricing, performance, value, durability and styling, along with effective promotion and distribution.

Fitness Segment:  The Company believes it is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. There are a few large manufacturers of fitness equipment and hundreds of small manufacturers, which creates a highly fragmented, competitive landscape. Many of Brunswick’s fitness equipment offerings feature industry-leading product innovations, and the Company places significant emphasis on introducing new fitness equipment to the market. Competitive focus is also placed on product quality, service, pricing, state-of-the-art biomechanics, and effective promotional activities.

Bowling & Billiards Segment:  The Company believes it is the world’s leading designer, manufacturer and marketer of bowling products and slate U.S. style pocket billiards tables. There are other large manufacturers of bowling products and competitive emphasis is placed on product innovation, quality, service, marketing activities and pricing. The billiards industry continues to experience competitive pressure from low-cost billiards manufacturers outside the United States. The bowling retail market, in which the Company’s bowling centers compete, is highly fragmented. Brunswick is one of the two largest competitors in the North American bowling retail market, with an emphasis on larger, upscale, full-service family entertainment centers. The bowling retail business emphasizes the bowling and entertainment experience, maintaining quality facilities and providing excellent customer service.

Research and Development

The Company strives to improve its competitive position in all of its segments by continuously investing in research and development to drive innovation in its products and manufacturing technologies. Brunswick’s research and development investments support the introduction of new products and enhancements to existing products. Research and development expenses as a percentage of net sales was 3.2 percent, 2.6 percent and 2.4 percent in 2009, 2008 and 2007, respectively. In light of the prolonged downturn in recreational marine industry demand, the Company has undertaken significant efforts to reduce its fixed and variable expenses to adjust its cost structure to current market conditions. In implementing these cost reductions, the Company reduced selective research and development expenses for 2008 and 2009. The Company believes that the implementation of these actions would not materially limit its ability to successfully execute its long-term strategies, particularly as market conditions improve. Research and development expenses for continuing operations are shown below:

(in millions)	2009	2008	2007

Marine Engine	$50.1	$61.3	$70.0
Boat	19.6	38.6	37.9
Fitness	14.9	17.4	21.6
Bowling & Billiards	3.9	4.9	5.0

Total	$88.5	$122.2	$134.5

Number of Employees

The number of employees worldwide is shown below by segment:

	December 31, 2009		December 31, 2008
	Total	Union	Total	Union

Marine Engine	3,683	1,835	5,436	1,166
Boat	4,744	—	6,774	17
Fitness	1,668	135	1,940	147
Bowling & Billiards	4,756	99	5,410	328
Corporate	152	—	200	—

Total	15,003	2,069	19,760	1,658

Mercury Marine renegotiated its collective bargaining agreement for its Fond du Lac facility with the International Association of Machinists Winnebago Lodge 1947. The new agreement was ratified in August 2009. Additionally, the Marine Engine segment’s Attwood facility in Lowell, Michigan has a collective bargaining agreement with the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers AFL-CIO, Local M-7, which was ratified in November 2009. In January 2009, BB&B renewed its collective bargaining agreement with the International Association of Machinists, Local 2597, and the Federal Labor Union, Local 23409 AFL-CIO, both of which represent employees at the Muskegon, Michigan distribution facility. Life Fitness renewed its collective bargaining agreement with the Chemical and Production Workers Union, Local 30 AFL-CIO, at its Franklin Park, Illinois facility in February 2010.  The Company believes that the relationships between its employees, the labor unions and the Company remain stable.

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

Item 1A. Risk Factors

The Company’s operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect the Company’s business, financial condition, results of operations, cash flows and the trading price of the Company’s common stock.

Worldwide economic conditions, particularly in the United States and Europe, have adversely affected the Company’s industry, business and results of operations and may continue to do so.

In 2008 and 2009, general worldwide economic conditions, particularly in the United States and Europe, experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  In times of economic uncertainty and contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects the Company’s financial performance, especially in its marine businesses.  A significant majority of the Company’s businesses are cyclical in nature and are highly sensitive to personal discretionary spending levels, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and personal income levels. The impact of weakening consumer and corporate credit markets; continued reduction in marine industry demand; corporate restructurings; declines in the value of investments and residential real estate, especially in large boating markets such as Florida and California; and higher fuel prices, have negatively affected the Company’s financial results and may continue to do so.

Demand for the Company’s marine products has been significantly reduced by weak economic conditions, a lack of consumer confidence, unemployment and increased market volatility worldwide, especially in the United States and Europe.  The Company estimates that retail unit sales of powerboats in the United States were down significantly during 2009, compared with the already low retail unit sales during 2007 and 2008. Bankruptcies, reorganizations outside of the bankruptcy process, restructurings, debt renegotiations and closures have become significantly more numerous for the industry’s manufacturers, distributors and suppliers around the globe. Any continued deterioration in general economic conditions that further diminishes consumer confidence or discretionary income may further reduce the Company’s sales and adversely affect its financial results, including increasing the potential for future impairment charges.  The Company cannot predict the timing or duration of the current economic slowdown or the timing or strength of a subsequent economic recovery, either worldwide or in the specific markets where it competes.

The economic factors discussed above have also reduced the ability of fitness centers and bowling retail centers to invest in new equipment, which has adversely affected sales in the Company’s Fitness and Bowling & Billiards segments.

Tight consumer credit markets have reduced demand, especially for marine products, and may continue to do so.

Customers often finance purchases of the Company’s marine products, particularly boats.  Rising interest rates can have an adverse effect on consumers’ ability and willingness to finance boat purchases, which can adversely affect the Company’s ability to sell boats and engines to dealers and distributors.  Further, the current tight credit markets in the United States have resulted in a tightening of funds available for retail financing for marine products and in some cases have resulted in lenders imposing stricter eligibility requirements, such as higher credit scores for potential boat buyers, loans with a higher interest rate than in prior periods, a decline in loan advance rates, particularly on aged product, and larger down payments.  If the tightening of credit in the financial markets continues to adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a further decrease in sales of the Company’s products or delay any improvement in its sales.

The Company’s financial results may be adversely affected if it is unable to maintain effective distribution.

The Company relies on third-party dealers and distributors to sell the majority of its products, particularly in the marine business.  The ability to maintain a reliable network of dealers is essential to the Company’s success.  The Company faces competition from other boat manufacturers in attracting and retaining distributors and independent boat dealers. A significant deterioration in the number or effectiveness of the Company’s dealers and distributors could have a material adverse effect on the Company’s financial results.

Weak demand for marine products has adversely affected and could continue to adversely affect the financial performance of the Company’s dealers.  In particular, reduced cash flow from decreased sales and tighter credit markets may impair a dealer’s ability to fund operations.  A continued inability to fund operations can force dealers to cease business, and the Company may not be able to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect the Company’s net sales through lower market exposure. The Company anticipates that dealer failures or voluntary market exits will continue into future periods.

Inventory reductions by major dealers, retailers and independent boat builders can adversely affect the Company’s financial results.

In 2008 and the first half of 2009, dealer inventory levels were higher than desired and dealer inventory was aged beyond the Company’s preferred level.  Consequently, in 2009, the Company implemented an aggressive pipeline strategy to reduce the number of units held by its dealers, which reduced field inventory by 13,700 units versus 2008 levels.  Such efforts, combined with retail discounting, resulted in diminished wholesale levels of the Company’s products in 2009. To achieve these reductions, the Company: reduced boat production for 2009 by approximately 65 percent as compared to the prior year (which has resulted in lower rates of absorption of fixed costs in the Company’s manufacturing facilities and thus lower margins); provided substantial support to dealers through retail discount programs aimed at reducing aged inventory; and, for most of the Company’s brands, delayed the start of the 2010 model year to September 1, 2009 in order to clear aged inventory to make room for new models.  Continued inventory reduction efforts by dealers and independent boatbuilder customers could impair the Company’s future sales and results of operations.

Excess supply of repossessed and aged boats can adversely affect industry pricing.

Boats entering the market through non-traditional avenues, such as dealer and independent boat builder failures and rising levels of consumer-related repossessions, have resulted in an excess supply of repossessed boats that has had an adverse effect on industry pricing. Failed or struggling dealers and boat builders may be required to sell their inventory at significantly reduced prices or liquidation prices in order to pay their financial obligations. These supply conditions, combined with the Company’s inventory pipeline reduction strategy, have resulted in higher discounts and sales incentives used to facilitate retail boat sales, which can lead to lower sales or result in pressure on wholesale prices.

The Company may be required to repurchase inventory or accounts of certain dealers.

The Company has agreements with certain third-party finance companies to provide financing to the Company’s customers to enable the purchase of its products.  In connection with these agreements, the Company may have obligations to either repurchase the Company’s products from the finance company, or may have recourse obligations to the finance company on the dealers receivables.  These obligations are triggered if the Company’s dealers default on their debt obligations to the finance companies.

The Company’s maximum contingent obligation to repurchase inventory and its maximum contingent recourse obligations on customer receivables are less than the total balances of dealer financings outstanding under these programs, as the Company’s obligations under certain of these arrangements are subject to caps, or limit the Company’s obligations based on the age of product.  The Company’s risk related to these arrangements is mitigated by the proceeds it receives on the resale of repurchased product to other dealers, or by recoveries on receivables purchased under the recourse obligations.

The Company’s inventory repurchase obligations relate primarily to the inventory floorplan credit facilities of the Company’s boat and engine dealers. The Company’s actual historical repurchase experience related to these arrangements has been substantially less than the Company’s maximum contractual obligations. If additional dealers file for bankruptcy or cease operations, additional losses associated with the repurchase of the Company’s products will be incurred.  The Company’s net sales and earnings may be unfavorably affected as a result of reduced market coverage and the associated decline in sales.

Continued weakness in the marine industry could cause an increase in future repurchase activity, or could require the Company to incur losses in excess of established reserves.  In addition, the Company’s cash flow and loss experience could be adversely affected if inventory is not successfully distributed to other dealers in a timely manner, or if the recovery rate on the resale of the product declines.  In addition, the finance companies could require changes in repurchase or recourse terms that would result in an increase in the Company’s contractual contingent obligations.

The inability of the Company’s dealers and distributors to secure adequate access to capital could adversely affect the Company’s sales.

The Company’s dealers require adequate liquidity to finance their operations, including purchases of the Company’s products.  Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms.  These sources of financing are vital to the Company’s ability to sell products through the Company’s distribution network, particularly to its boat and engine dealers.  During the recent credit crisis, several third-party floorplan lenders ceased their lending operations, or materially reduced their exposure.  A significant portion of the Company’s domestic and international boat and engine sales to dealers are financed through entities affiliated with GE  Capital Corporation (GECC), including BAC (the Company’s 49 percent owned joint venture, with the other 51 percent being owned by CDFV, a subsidiary of GECC),  which provides floorplan financing to domestic marine dealers.  During 2009, GECC implemented several changes to its lending terms that significantly increased the cost of financing, imposed stricter lending criteria and required more rigorous terms, such as the timing of curtailment payments due on product based on aging.   These changes have translated to higher costs for dealers to carry inventory, which in part has led the Company and its dealers to reassess and ultimately reduce wholesale orders and dealer inventories.

BAC commenced operations in 2003, and in the second quarter of 2008, the term of the joint venture was extended through June 2014.  The joint venture is funded with the capital contributions from the joint venture partners, along with a $1.0 billion secured credit line provided by GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and through receivable sales to a securitization facility arranged by GECDF.  The Company does not guarantee the debt of BAC.  GECDF may, however, terminate the joint venture if the Company is unable to maintain compliance with the minimum fixed-charge coverage ratio covenant included in the joint venture agreement, which is the same as the covenant included in the Company’s revolving credit facility.

The availability and terms of financing offered by the Company’s dealer floorplan financing providers (including BAC and others) will continue to be influenced by their ability to access certain markets, including the securitization and the commercial paper markets, and to fund their operations in a cost effective manner; the performance of their overall credit portfolios; their willingness to accept the risks associated with lending to marine dealers; and the overall creditworthiness of those dealers.  The Company’s sales could be adversely affected if BAC were to be terminated, if further declines in floorplan financing availability occur, or if financing terms become more adverse.  This could require the Company to find alternative sources of financing, including the Company providing this financing directly to dealers, which could require additional capital to fund the associated receivables.

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect the Company’s consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as the Company’s trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  In evaluating the potential for impairment of goodwill and trade names, the Company makes assumptions regarding future operating performance, business trends and market and economic conditions.  Such analyses further require the Company to make certain assumptions about sales, operating margins, growth rates and discount rates.  There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability.  Goodwill reviews are prepared using estimates of the fair value of reporting units based on market multiples of EBITDA (earnings before interest, taxes, depreciation and amortization) or on the estimated present value of future discounted cash flows.  The Company could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if it experiences disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the Company’s business or market capitalization declines.

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

If the future operating performance of the Company’s reporting units is not consistent with the Company’s assumptions, the Company could be required to record additional non-cash impairment charges.  Impairment charges could substantially affect the Company’s reported earnings in the periods of such charges.  In addition, impairment charges could indicate a reduction in business value which could limit the Company’s ability to obtain adequate financing in the future.  As of December 31, 2009, the Company had $272.2 million of goodwill related to the Life Fitness segment and $20.3 million of goodwill related to the Marine Engine segment.  As of December 31, 2009, the Company’s total goodwill represented approximately 11 percent of total assets.

The Company’s business requires it to maintain a large fixed cost base that can affect its profitability.

The high levels of fixed costs of operating marine production plants can put pressure on profit margins. The Company’s profitability is dependent, in part, on its ability to spread fixed costs over an increasing number of products sold and shipped, and if the Company continues to reduce its rate of production, as it did in 2008 and 2009, gross margins will be negatively impacted. Decreased demand or the need to reduce inventories can lower the Company’s ability to absorb fixed costs and materially impact its results of operations.

 Successfully establishing a smaller manufacturing footprint is critical to the Company’s operating and financial results.

A significant component of the Company’s cost-reduction efforts has been focused on reducing its manufacturing footprint by consolidating boat and engine production into fewer plants.  Since January 1, 2007, the Company has closed 14 of its boat manufacturing facilities.  Additionally, during the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant. This plant consolidation effort is underway and is expected to occur throughout 2010 and 2011.

Moving production to a different plant involves risks, including the inability to start up production within the cost and timeframe estimated, to supply product to dealers when expected and to attract a sufficient number of skilled workers to handle the additional production demands.  The inability to successfully implement the Company’s manufacturing footprint initiatives could adversely affect its operating and financial results. Additionally, expenses associated with plant consolidation, including severance costs, pension funding requirements and loss of trained employees with knowledge of the Company’s business and operations could exceed projections and negatively impact financial results.

The Company’s inability to successfully implement its restructuring initiatives and other uncertainties could negatively affect the Company’s liquidity position, which in turn could have a material adverse effect on the Company’s business.

The Company’s ability to successfully generate cash flow will depend on its continued successful execution of the Company’s restructuring initiatives and its plans to consolidate manufacturing operations, in order to return the Company’s marine operations to profitability.  The Company is subject to numerous other risks and uncertainties that could negatively affect its cash flow in the future.  These include, among other things, the continued reduction in marine industry demand as a result of a weak global economy resulting in, among other things: (i) the failure of the Company’s customers to pay amounts owed or to pay amounts owed to it on a timely basis, or (ii) an increase in the Company’s obligations to repurchase its products or make recourse payments on customers’ debt obligations.  The continuation of, or adverse change with respect to, one or more of these trends would weaken the Company’s competitive position and materially adversely affect the Company’s ability to satisfy its anticipated cash requirements.

The Company relies on third-party suppliers for the supply of the raw materials, parts and components necessary to assemble its products.  The Company’s financial results may be adversely affected by an increase in cost, disruption of supply or shortage of or defect in raw materials, parts or product components.

Outside suppliers and contract manufacturers provide the Company with raw materials used in its manufacturing processes including oil, aluminum, steel and resins, as well as product parts and components, such as engine blocks and boat windshields.  The prices for these raw materials, parts and components fluctuate depending on market conditions.  Substantial increases in the prices of the Company’s raw materials, parts and components would increase the Company’s operating costs, and could reduce its profitability if the Company cannot recoup the increased costs through increased product prices.  In addition, some components used in the Company’s manufacturing processes, including engine blocks and boat windshields, are available from a sole supplier or a limited number of suppliers.  Financial difficulties or solvency problems that these or other suppliers currently face or may face in the future could adversely affect their ability to supply the Company with the parts and components it needs, which could significantly disrupt the Company’s operations.  It may be difficult to find a replacement supplier for a limited or sole source raw material, part or component without significant delay or on commercially reasonable terms.  In addition, an uncorrected defect or supplier’s variation in a raw material, part or component, either unknown to the Company or incompatible with the Company’s manufacturing process, could harm the Company’s ability to manufacture products.  An increase in the cost of, a shortage of, or defects or a sustained interruption in the supply of some of these raw materials, parts or products that may be caused by delayed start-up periods experienced by the Company’s suppliers as they ramp up production efforts, financial pressures on the Company’s suppliers due to the weakening economy, a deterioration of the Company’s relationships with suppliers or by events such as natural disasters, power outages or labor strikes, could disrupt the Company’s operations, impair the Company’s ability to deliver products to the Company’s customers and negatively affect the Company’s financial results. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms relating to a component.

Additionally, as a result of recent worldwide economic conditions and the reduced demand for raw materials, parts, supplies and goods, many of the Company’s suppliers made the decision to slow or temporarily cease production in 2008 and 2009. Additionally, many of the Company’s suppliers have elected to reduce the size of their workforces. As the Company’s manufacturing operations continue to ramp up production in 2010, the Company’s need for raw materials and supplies will likewise increase. The Company’s suppliers must be prepared to resume operations and, in many cases, must recall or hire additional workers in order to fulfill the orders placed by the Company and other customers.  In 2009, the Company began experiencing some supply shortages and continues working to address this issue by indentifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring its supplier base. During this transition period, however, the Company may continue to experience shortages of and delayed delivery of key materials, parts and supplies that are essential to its manufacturing operations.

 The Company’s pension funding requirements and expenses are affected by certain factors outside of its control, including the performance of plan assets, the discount rate used to value liabilities, actuarial data and experience and legal and regulatory changes.

The Company’s funding obligations and pension expense for its four qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial data and experience and legal and regulatory funding requirements.  Changes in these factors can affect the accounting expense and cash funding requirements associated with these plans, which could have an adverse impact on the Company’s results of operations, liquidity or shareholders’ equity.  In addition, a significant percentage of the Company’s pension plan assets are invested in equity securities.  Due to significant declines in worldwide financial market conditions, the funded status of the Company’s pension plans was adversely affected and the level of the Company’s funding of its pension liabilities has declined to approximately 60% (including the impact of non-qualified pension liabilities) as of December 31, 2009. The Company’s future pension expenses and funding requirements could further increase significantly due to the effect of the discount rate, changes in asset levels and a decline in the estimated return on plan assets. In addition, the Company could be legally required to make increased contributions to the pension plans, and these contributions could be material and negatively affect the Company’s cash flow.

Higher energy costs can adversely affect the Company’s results, especially in the marine and retail bowling center businesses.

Higher energy and fuel costs result in increases in operating expenses at the Company’s manufacturing facilities and in the cost of shipping products to customers.  In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of the Company’s marine products.  Also, higher fuel prices may have an adverse effect on demand for marine retail products as they increase the cost of boat ownership.  Finally, because heating and air conditioning comprise a significant part of the cost of operating a bowling center, any increase in the price of energy could adversely affect the operating margins of the Company’s bowling centers.

The Company’s profitability may suffer as a result of competitive pricing and other pressures.

The introduction of lower-priced alternative products by other companies can hurt the Company’s competitive position in all of its businesses.  The Company is constantly subject to competitive pressures, particularly in the outboard engine market, in which predominantly Asian manufacturers often have pursued a strategy of aggressive pricing.  Such pricing pressure has limited the Company’s ability to increase prices for its products in response to raw material and other cost increases and has negatively affected the Company’s profit margins and may continue to do so.  The Company has also experienced pricing pressure from dealers with large unsold inventories and increasing levels of repossessed boats, and faces a meaningful volume of significantly discounted product coming into the market from failed or struggling manufacturers or dealers.

In addition, the Company’s independent boat builder customers may react negatively to potential competition for their products from Brunswick’s own boat brands, which can lead them to purchase marine engines and marine engine supplies from competing marine engine manufacturers and may negatively affect demand for the Company’s products.

The Company’s ability to remain competitive depends on the successful introduction of new product offerings.

The Company believes that its customers rigorously evaluate their suppliers on the basis of product quality, development capability and new product innovation. The Company’s ability to remain competitive may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development or obtain adequate intellectual property protection for new products. Additionally, in 2008 and 2009, the Company decreased the amount spent on research and development and capital expenditures which, as a result, affects the number of new products it may be able to develop. To meet ever-changing consumer demands, the timing of market entry and pricing of new products are critical.  As a result, the Company may not be able to introduce new products necessary to remain competitive in all markets that it serves.

The Company competes with a variety of other activities for consumers’ scarce discretionary income and leisure time.

The vast majority of the Company’s products are used for recreational purposes, and demand for the Company’s products can be adversely affected by competition from other activities that occupy consumers’ leisure time, including other forms of recreation as well as religious, cultural and community activities. A decrease in discretionary income as a result of the current economic environment has reduced consumers’ willingness to purchase and enjoy the Company’s products.

The Company’s success depends upon the continued strength of its brands.

The Company believes that its brands, including Brunswick, Mercury, Sea Ray, Boston Whaler, Hatteras and Life Fitness, are significant contributors to the success of the Company’s business and that maintaining and enhancing the brands are important to expanding the Company’s customer base.  Failure to protect the Company’s brands from infringers may adversely affect the Company’s business and results of operations.

The Company’s operations are dependent upon the services of key individuals, the loss of which could materially harm us.

The Company’s operations depend, in part, on the efforts of the Company’s executive officers and other key employees.  In addition, the Company’s future success will depend on, among other factors, its ability to attract and retain other qualified personnel. The loss of the services of any of the Company’s key employees or the failure to attract or retain employees could have a material adverse effect on the Company.  The Company’s restructuring activities, which have resulted in substantial employee terminations, may make it more difficult for the Company to attract or retain employees and it may be adversely affected for some time by the loss of trained employees with knowledge of the Company’s business and industries.  If the Company is unable to attract and retain qualified individuals, or the Company’s costs to do so increase significantly, the Company’s operations could be materially adversely affected.

The Company manufactures and sells products that create exposure to potential product liability, warranty liability, personal injury and property damage claims and litigation.

The Company’s products may expose it to potential liabilities for product liability, warranty liability, personal injury or property damage claims relating to the use of those products. The Company’s manufacturing consolidation efforts could result in a disruption to its production processes and its increased production rates could result in product quality issues, thereby increasing the risk of litigation and potential liability. Historically, the resolution of such claims has not materially adversely affected the Company’s business, and the Company maintains insurance which it believes to be adequate.  However, the Company may experience material losses in the future, incur significant costs to defend claims or experience claims in excess of its insurance coverage or claims that will not be covered by insurance.  Furthermore, the Company’s reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about its products.

Environmental and zoning requirements can inhibit the Company’s ability to grow its marine businesses.

Environmental restrictions, boat plant emission restrictions and permitting and zoning requirements can limit access to water for boating, as well as marina and storage space.  In addition, certain jurisdictions both inside and outside the United States require or are considering requiring a license to operate a recreational boat.  While such licensing requirements are not expected to be unduly restrictive, they may deter potential customers, thereby reducing the Company’s sales.

Compliance with environmental regulations affecting marine engines will increase costs and may reduce demand for the Company’s products.

The U.S. Environmental Protection Agency recently adopted emission regulations requiring certain gasoline sterndrive and inboard engines to be equipped with a catalyst, with an effective date of January 1, 2010.  It is possible that environmental regulatory bodies may impose higher emissions standards in the future for marine engines.  Compliance with these standards would increase the cost to manufacture and the price to the customer of the Company’s engines, which could in turn reduce consumer demand for the Company’s marine products. Any increase in the cost of marine engines, an increase in the retail price to consumers or unforeseen delays in compliance with environmental regulations affecting these products could have an adverse effect on the Company’s results of operations.

The Company’s businesses may be adversely affected by compliance obligations and liabilities under environmental and other laws and regulations.

The Company is subject to federal, state, local and foreign environmental, health and safety laws and other regulations, including exposure restrictions in connection with manufacturing processes.  While the Company believes that it maintains all requisite licenses and permits and that it is in material compliance with all applicable laws and regulations, a failure to satisfy these and other regulatory requirements could cause the Company to incur fines or penalties or could increase its cost of operations.  The adoption of additional laws, rules and regulations could also increase the Company’s capital or operations costs.

The Company’s manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes.  Accordingly, the Company is subject to regulations regarding these substances, and the misuse or mishandling of such substances could expose it to liabilities, including claims for property or natural resources damages, personal injury, or fines.  The Company is also subject to laws requiring the cleanup of contaminated property.  If a release of hazardous substances occurs at or from any of the Company’s current or former properties or another location where it has disposed of hazardous materials, the Company may be held liable for the contamination, regardless of knowledge or whether it was at fault in connection with the release, and the amount of such liability could be material.

If the Company’s intellectual property protection is inadequate, others may be able to use its technologies and thereby reduce the Company’s ability to compete, which could have a material adverse effect on the Company, its financial condition and results of operations.

The Company regards much of the technology underlying its products as proprietary.  The steps the Company takes to protect its proprietary technology may be inadequate to prevent misappropriation of the Company’s technology, or third parties may independently develop similar technology.  The Company relies on a combination of patents, trademark, copyright and trade secret laws, employee and third party non-disclosure agreements and other contracts to establish and protect its technology and other intellectual property rights.  The agreements may be breached or terminated, and the Company may not have adequate remedies for any breach, and existing patent, trademark, copyright and trade secret laws afford it limited protection.  Policing unauthorized use of the Company’s intellectual property is difficult.  A third party could copy or otherwise obtain and use the Company’s products or technology without authorization. Litigation may be necessary for the Company to defend against claims of infringement or to protect its intellectual property rights and could result in substantial cost.  Further, the Company might not prevail in such litigation, which could harm its business.

Some of the Company’s operations are conducted by joint ventures that it cannot operate solely for its benefit.

Some of the Company’s operations are carried on through jointly owned companies such as BAC or Cummins MerCruiser Diesel Marine LLC (CMD), Mercury Marine’s joint venture with Cummins Marine, a division of Cummins Inc.  With respect to these joint ventures, the Company shares ownership and management of these companies with one or more parties who may not have the same goals, strategies, priorities or resources as the Company.  These joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for the Company’s exclusive benefit.

Changes in currency exchange rates can adversely affect the Company’s results.

Because the Company derives a portion of its revenues from outside the United States (42% in 2009), the Company’s financial performance can be adversely affected when the U.S. dollar strengthens against other currencies.  The Company manufactures its products primarily in the United States and the costs of the Company’s products are generally denominated in U.S. dollars, although the increasing manufacture and sourcing of products and materials outside the United States continues to be a strategic focus.  The Company sells most of these products in currencies other than the U.S. dollar. Consequently, a strong U.S. dollar can make the Company’s products less price-competitive relative to local products outside the United States.

Although the Company enters into currency exchange contracts to reduce its risk related to currency exchange fluctuations, it is impossible to hedge against all currency risk, especially over the long term, and changes in the relative values of currencies occur from time to time and may, in some instances, affect the Company’s results of operations.  The Company is also exposed to the risk that its counterparties to hedging contracts could default on their obligations, which may have an adverse effect on the Company.

A growing portion of the Company’s revenue may be derived from international sources, which exposes it to additional uncertainty.

Approximately 42% of the Company’s 2009 sales were derived from sources outside of the United States, and the Company intends to continue to expand its international operations and customer base.  Sales outside of the United States, especially in emerging markets, are subject to various risks including governmental embargoes or foreign trade restrictions, tariffs, fuel duties, inflation and political difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations and unexpected changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, as well as economic and social instability.  In addition, there may be tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries.  If the Company continues to expand its business globally, its success will depend, in part, on the Company’s ability to anticipate and effectively manage these and other risks.  These and other factors may have a material impact on the Company’s international operations or its business as a whole.

 Adverse weather conditions can have a negative effect on marine and retail bowling center revenues.

Weather conditions can have a significant effect on the Company’s operating and financial results, especially in the marine and retail bowling center businesses.  Sales of the Company’s marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand.  Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand.  Hurricanes and other storms can result in the disruption of the Company’s distribution channel. In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect patronage of the Company’s bowling centers and, therefore, revenues in the retail bowling center business.  Additionally, in the event that climate change occurs, which could result in environmental changes including, but not limited to, severe weather, rising sea levels or reduced access to water, the Company's business could be disrupted and negatively impacted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Brunswick’s headquarters are located in Lake Forest, Illinois. Brunswick has numerous manufacturing plants, distribution warehouses, bowling family entertainment centers, retail stores, sales offices and product test sites around the world. Research and development facilities are decentralized within Brunswick’s operating segments and most are located at manufacturing sites.

The Company believes its facilities are suitable and adequate for its current needs and are well maintained and in good operating condition. Most plants and warehouses are of modern, single-story construction, providing efficient manufacturing and distribution operations. The Company believes its manufacturing facilities have the capacity to meet current and anticipated demand. Brunswick owns its Lake Forest, Illinois headquarters and most of its principal plants.

The primary facilities used in Brunswick’s continuing operations are in the following locations:

Marine Engine Segment:  Fresno and Los Angeles, California; Old Lyme, Connecticut; Miramar, Panama City, Pompano Beach and St. Cloud, Florida; Atlanta, Georgia; Lowell, Michigan; Stillwater, Oklahoma; Brookfield and Fond du Lac, Wisconsin; Petit Rechain, Belgium; Toronto, Ontario, Canada; Suzhou, People’s Republic of China; Juarez, Mexico; Auckland, New Zealand; Vila Nova de Cerveira, Portugal; and Singapore. The Fresno and Los Angeles, California; Old Lyme, Connecticut; Miramar and Pompano Beach, Florida; Lowell, Michigan; Toronto, Ontario, Canada; and Auckland, New Zealand facilities are leased. The remaining facilities are owned by Brunswick.

Boat Segment:  Adelanto, California; Edgewater, Merritt Island and Palm Coast, Florida; Fort Wayne, Indiana; Little Falls and New York Mills, Minnesota; Lebanon, Missouri; New Bern, North Carolina; Vila Nova de Cerveira, Portugal; Ashland City, Knoxville and Vonore, Tennessee; Princeville, Quebec, Canada; Zhuhai, People’s Republic of China; Reynosa, Mexico; and Kidderminster, United Kingdom. Brunswick owns all of these facilities with the exception of the Adelanto, California facility, which is leased.

Fitness Segment:  Franklin Park and Schiller Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and Kiskoros and Szekesfehervar, Hungary. The Schiller Park office and a portion of the Franklin Park facility are leased. The remaining facilities are owned by Brunswick or, in the case of the Kiskoros, Hungary facility, by a company in which Brunswick is the majority owner.

Bowling & Billiards Segment:  Lake Forest, Illinois; Muskegon, Michigan; Bristol, Wisconsin; Szekesfehervar, Hungary; and Reynosa, Mexico; 100 bowling recreation centers in the United States, Canada and Europe; and one retail billiards store in a Boston suburb. Approximately 35 percent of BB&B’s bowling centers, as well as the Reynosa manufacturing facility and the retail billiards store, are leased. The remaining facilities are owned by Brunswick.

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

German Tax Audit

As the result of a German tax audit for years 1998 through 2001, the Company’s German subsidiary received a proposed audit adjustment in the fourth quarter of 2009, which is being contested by the Company, related to the shutdown of the subsidiary’s pinsetter manufacturing operation and sale of the subsidiary’s pinsetter assets to a related subsidiary.

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

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $46.2 million to $80.4 million as of December 31, 2009. At December 31, 2009 and 2008, Brunswick had reserves for environmental liabilities of $48.0 million and $46.9 million, respectively. The Company recorded environmental provisions of $2.4 million, $0.0 and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Executive Officers of the Registrant

Brunswick’s Executive Officers are listed in the following table:

Officer	Present Position	Age

Dustan E. McCoy	Chairman and Chief Executive Officer	60
Peter B. Hamilton	Senior Vice President and Chief Financial Officer	63
Kristin M. Coleman	Vice President, General Counsel and Secretary	41
Andrew E. Graves	Vice President and President – Brunswick Boat Group	50
Kevin S. Grodzki	Vice President and President – Mercury Marine Sales, Marketing and Commercial Operations	54
Warren N. Hardie	Vice President and President – Brunswick Bowling & Billiards	59
B. Russell Lockridge	Vice President and Chief Human Resources Officer	60
Alan L. Lowe	Vice President and Controller	58
John C. Pfeifer	Vice President, President – Brunswick Marine in EMEA and President – Brunswick Global Structure	44
Mark D. Schwabero	Vice President and President – Mercury Marine	57
John E. Stransky	Vice President and President – Life Fitness	58
Stephen M. Wolpert	Vice President and Vice President – Global Boat Operations	55

There are no familial relationships among these officers. The term of office of all elected officers expires May 5, 2010. The Executive Officers are appointed from time to time at the discretion of the Chief Executive Officer.

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

Kristin M. Coleman was named Vice President, General Counsel and Secretary of Brunswick in May 2009. Prior to her appointment, she was Vice President and Associate General Counsel for Mead Johnson Nutrition Company. She had previously been with Brunswick Corporation from 2003 to 2008, serving in a number of positions of increasing responsibility.

Andrew E. Graves was named Vice President and President – Brunswick Boat Group in October 2009.  Previously, he was Vice President and President – US Marine and Outboard Boats from 2008 to 2009; and President – Brunswick Boat Group Freshwater Group from 2005 to 2008.  From 2003 to 2005, Mr. Graves was President of Dresser Flow Solutions, a global energy infrastructure company.

Kevin S. Grodzki was named Vice President and President – Mercury Marine Sales, Marketing and Commercial Operations in November of 2008. He has been with Mercury since 2005. Prior to that assignment, he was President of Brunswick’s Life Fitness Division.

Warren N. Hardie was named Vice President and President – Brunswick Bowling & Billiards in February 2006. Previously, he was President – Bowling Retail from 1998 to February 2006.

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of Brunswick since 1999.

Alan L. Lowe has been Vice President and Controller of Brunswick since September 2003.

John C. Pfeifer was named Vice President and President – Brunswick Marine in EMEA, as well as President – Brunswick Global Structure, in February 2008.  Mr. Pfeifer joined Brunswick in 2006, serving most recently as President – Brunswick Asia-Pacific Group.  Prior to joining Brunswick, Mr. Pfeifer held executive positions with ITT Corporation, a high-technology engineering and manufacturing company, from 2000 to 2006.

Mark D. Schwabero was named Vice President and President – Mercury Marine in December 2008. Previously, he was President – Mercury Outboards from 2004 to 2008.

John E. Stransky was named Vice President and President – Life Fitness in February 2006. Previously, he was President – Brunswick Bowling & Billiards from February 2005 to February 2006 and President of the Billiards division from 1998 to 2005.

Stephen M. Wolpert was named Vice President and Vice President – Global Boat Operations in November of 2009. Mr. Wolpert most recently was Vice President of Manufacturing and, prior to that appointment, served as President – US Marine Division.  He joined the Brunswick Boat Group as its Vice President – Manufacturing in 2001, and continued serving in positions of increasing responsibility.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick’s common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 22 – Quarterly Data (unaudited) in the Notes to Consolidated Financial Statements. As of February 19, 2010, there were 12,517 shareholders of record of the Company’s common stock.

In October 2009 and October 2008, Brunswick announced its annual dividend on its common stock of $0.05 per share, payable in December 2009 and December 2008, respectively. Brunswick intends to continue to pay annual dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company’s stockholders.

In the second quarter of 2005, Brunswick’s Board of Directors authorized and announced a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company did not repurchase any shares during 2009 or 2008. During 2007, the Company repurchased approximately 4.1 million shares under this program for $125.8 million. As of December 31, 2009, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception with a remaining authorization of $240.4 million. The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares.

Brunswick’s dividend and share repurchase policies may be affected by, among other things, the Company’s views on future liquidity, potential future capital requirements and restrictions contained in certain credit agreements.

Performance Graph

Comparison of Five-Year Cumulative Total Return among Brunswick, S&P 500 Index and S&P 500 Global Industry Classification Standard (GICS) Consumer Discretionary Index

	2004	2005	2006	2007	2008	2009
Brunswick	100.00	83.23	66.38	36.35	9.02	27.39
S&P 500 Index	100.00	103.00	117.03	121.16	74.53	92.01
S&P 500 GICS Consumer Discretionary Index	100.00	92.64	108.61	93.05	60.74	83.07

The basis of comparison is a $100 investment at December 31, 2004, in each of (i) Brunswick, (ii) the S&P 500 Index, and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel, and leisure equipment. Brunswick believes the companies included in this index provide a representative sample of enterprises that are in primary lines of business that are similar to Brunswick’s.

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2009, 2008 and 2007 have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2006 and 2005 have been derived from the consolidated financial statements of the Company for the years that are not included herein. The financial data presented below have been restated to present discontinued operations separately from continuing operations.

(in millions, except per share data)	2009	2008	2007	2006	2005

Results of operations data
Net sales	$2,776.1	$4,708.7	$5,671.2	$5,665.0	$5,606.9
Operating earnings (loss) (A)	(570.5)	(611.6)	107.2	341.2	468.7
Earnings (loss) before interest, loss on early extinguishment of debt and income taxes (A)	(588.7)	(584.7)	136.3	354.2	524.1
Earnings (loss) before income taxes (A)	(684.7)	(632.2)	92.7	309.7	485.9
Net earnings (loss) from continuing operations (A)	(586.2)	(788.1)	79.6	263.2	371.1

Discontinued operations:
Earnings (loss) from discontinued operations, net of tax (B)	—	—	32.0	(129.3)	14.3

Net earnings (loss) (A)	$(586.2)	$(788.1)	$111.6	$133.9	$385.4

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations (A)	$(6.63)	$(8.93)	$0.88	$2.80	$3.80
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	—	—	0.36	(1.38)	0.15

Net earnings (loss) (A)	$(6.63)	$(8.93)	$1.24	$1.42	$3.95

Average shares used for computation of basic earnings (loss) per share	88.4	88.3	89.8	94.0	97.6

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations (A)	$(6.63)	$(8.93)	$0.88	$2.78	$3.76
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax	—	—	0.36	(1.37)	0.14

Net earnings (loss) (A)	$(6.63)	$(8.93)	$1.24	$1.41	$3.90

Average shares used for computation of diluted earnings per share	88.4	88.3	90.2	94.7	98.8

(A)
2009 results include $172.5 million of pretax restructuring, exit and impairment charges. 2008 results include $688.4 million of pretax goodwill impairment charges, trade name impairment charges and restructuring, exit and impairment charges. 2007 results include $88.6 million of pretax trade name impairment charges and restructuring, exit and impairment charges. 2006 results include $17.1 million of pretax restructuring, exit and impairment charges.

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

(in millions, except per share and other data)	2009	2008	2007	2006	2005

Balance sheet data
Total assets of continuing operations	$2,709.4	$3,223.9	$4,365.6	$4,312.0	$4,414.8
Debt Short-term	$11.5	$3.2	$0.8	$0.7	$1.1
Long-term	839.4	728.5	727.4	725.7	723.7
Total debt	850.9	731.7	728.2	726.4	724.8
Common shareholders’ equity (A) (B)	210.3	729.9	1,892.9	1,871.8	1,978.8

Total capitalization (A) (B)	$1,061.2	$1,461.6	$2,621.1	$2,598.2	$2,703.6

Cash flow data Net cash provided by (used for) operating activities of continuing operations	$125.5	$(12.1)	$344.1	$351.0	$421.6
Depreciation and amortization	157.3	177.2	180.1	167.3	156.3
Capital expenditures	33.3	102.0	207.7	205.1	223.8
Acquisitions of businesses	—	—	6.2	86.2	130.3
Investments	(6.2)	(20.0)	(4.1)	(6.1)	18.1
Stock repurchases	—	—	125.8	195.6	76.0
Cash dividends paid	4.4	4.4	52.6	55.0	57.3

Other data Dividends declared per share	$0.05	$0.05	$0.60	$0.60	$0.60
Book value per share (A) (B)	2.38	8.27	20.99	19.76	20.03
Return on beginning shareholders’ equity	(80.3)%	(41.6)%	6.0%	6.8%	22.5%
Effective tax rate	14.4%	(24.7)%	14.1%	15.0%	23.6%
Debt-to-capitalization rate (A) (B)	80.2%	50.1%	27.8%	28.0%	26.8%
Number of employees	15,003	19,760	27,050	28,000	26,500
Number of shareholders of record	12,602	12,842	13,052	13,695	14,143
Common stock price (NYSE) High	$13.11	$19.28	$34.80	$42.30	$49.50
Low	2.18	2.01	17.05	27.56	35.09
Close (last trading day)	12.71	4.21	17.05	31.90	40.66

(A)
Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” codified under ASC 715 “Compensation – Retirement Benefits,” which resulted in a $60.7 million decrease to Shareholders’ equity. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), codified under ASC 740 “Income Taxes,” effective on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an $8.7 million decrease in the net liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, opening retained earnings.

(B)
2009 results include $172.5 million of pretax restructuring, exit and impairment charges. 2008 results include $688.4 million of pretax goodwill impairment charges, trade name impairment charges and restructuring, exit and impairment charges. 2007 results include $88.6 million of pretax trade name impairment charges and restructuring, exit and impairment charges. 2006 results include $17.1 million of pretax restructuring, exit and impairment charges.

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows, net debt and total liquidity. GAAP refers to generally accepted accounting principles in the United States. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Operating and statistical measures are not non-GAAP financial measures.

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

Overview and Outlook

General

In 2009, Brunswick continued its restructuring activities in order to operate effectively in a difficult economy and marine industry, while positioning itself to take advantage of market opportunities as they evolve, and maintaining its strategic objective to solidify its leadership position in the marine, fitness and bowling and billiards industries, by:

•	Maintaining strong liquidity during difficult economic times;

•	Focusing on cost reduction initiatives across the organization through the resizing and realignment of Brunswick’s manufacturing operations and organizational structure;

•	Continuing to shrink and consolidate its manufacturing footprint to a level that allows each facility to produce at higher volumes and lower costs; and

•	Lowering its marine production levels to achieve reductions in pipeline inventories held by its dealers in order to maintain the health of the Company’s many dealers in a difficult retail environment.

Actions in support of the Company’s strategic objectives in 2009 include:

Maintaining Liquidity:

–	Increased its overall liquidity and reduced its net debt position, when compared with the end of 2008, through cost reduction efforts, combined with inventory management strategies;

–
Reduced its near-term debt obligations through a $350.0 million debt offering due in 2016.  The Company used a portion of the proceeds to repay 99.6 percent of the Company’s notes due in 2011 and to reduce the amount of its 2013 notes outstanding to $153.4 million, representing the only significant long-term debt maturity from 2010 to 2015; and

–	Ended the year with $526.6 million of cash, compared with $317.5 million at the end of 2008, despite a significant reduction in sales and a difficult economy.

Cost Reduction Initiatives and Manufacturing Realignment:

–
Achieved the Company’s goal of reducing its fixed-cost structure compared with 2007 by approximately $420 million through continued reduction of the Company’s global workforce, consolidation of manufacturing operations and disposition of non-strategic assets;

–	Reduced total Company workforce by 24 percent in 2009 and 45 percent since 2007;

–	Removed approximately 13,700 boats, or 47 percent, from dealer pipeline inventories; and

–	Further adjusted the boat manufacturing footprint to streamline operations by having several plants manufacture multiple brands, rather than having dedicated facilities for single brands; and

–	Reduced the number of boat models being manufactured in order to better utilize the new footprint and to reduce complexity and costs.

Dealer Health:

–
Announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, which currently produces the Company’s outboard engines;

–
Maintained the Company’s dealer network by replacing those dealers who were underperforming and/or exiting the market with healthier dealers in the same territories, thereby ensuring adequate brand representation. The Company experienced a  net loss of boat brand representation at dealers of approximately 1 percent.

Brunswick incurred financial losses in 2009 due to continued weakness in marine markets, contracting global credit markets and the effects of its restructuring and dealer health actions. Net sales from continuing operations in 2009 decreased to $2,776.1 million from $4,708.7 million in 2008. The overall decrease in sales was primarily due to the continued reduction in marine industry demand as a result of a weak global economy, soft housing markets and the contraction of liquidity in global credit markets. The reduction in marine industry demand is evidenced by the declining number of retail unit sales of powerboats in the United States since 2005, with the rate of decline accelerating throughout 2009. Industry retail unit sales were down significantly during 2009 compared with the already low retail unit sales during 2008. In 2009, the Company reported lower sales across all segments and global regions.

Operating losses from continuing operations for 2009 were $570.5 million, with negative operating margins of 20.6 percent. Operating losses from continuing operations for 2008 were $611.6 million, with negative operating margins of 13.0 percent. The 2009 results included $172.5 million of restructuring, exit and impairment charges, while the 2008 results included goodwill and trade name impairment charges of $511.1 million and $177.3 million of restructuring, exit and impairment charges. The lower operating losses during 2009 primarily resulted from the absence of goodwill and trade name impairment charges and the benefit of cost-reduction initiatives, as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements. These factors were partially offset by lower sales across all segments, higher pension expense, the absence of variable compensation and defined contribution accruals in 2008, higher dealer incentive programs and sales discounts and reduced fixed-cost absorption due to reduced production rates in the Company’s marine businesses.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. As the marine market entered a sustained decline in 2007, Brunswick expanded its restructuring activities during 2007, 2008 and 2009 in order to improve performance and better position the Company to address current market conditions and enable long-term profitable growth. These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Statement of Operations during 2009, 2008 and 2007.

Total restructuring, exit and impairment charges in 2009 were $172.5 million which consists of $48.3 million in the Marine Engine segment, $107.8 million in the Boat segment, $2.1 million in the Fitness segment, $5.3 million in the Bowling & Billiards segment and $9.0 million at Corporate. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The actions taken under these initiatives will benefit future operations as the Company has removed fixed costs of approximately $100 million from Cost of sales and approximately $320 million from Selling, general and administrative expense in the Consolidated Statements of Operations when compared with 2007 spending levels. The majority of these costs are cash savings. The Company anticipates it will incur approximately $30 million of additional charges in 2010 related to known restructuring activities that will be initiated in 2010 or have been initiated in 2009.

Goodwill and Trade Name Impairments

Brunswick accounts for goodwill and identifiable intangible assets in accordance with Accounting Standards Codification (ASC) 350 “Intangibles – Goodwill and Other” (ASC 350). Under this standard, Brunswick assesses the impairment of goodwill and indefinite-lived intangible assets at least annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company did not record any goodwill or indefinite-lived intangible asset impairments during 2009 after completing its annual impairment test. While the Company has a plan to restore itself to profitability, as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements, it has no assurance that the plan will be achieved or that the Company will return to profitability in the foreseeable future. As a result, the Company may be required to take an impairment charge in a future period if it experiences any significant adverse changes in its businesses or as part of its annual impairment testing for goodwill to the extent that the carrying value of the reporting unit’s goodwill may not be recoverable. As of December 31, 2009, the carrying value of goodwill at the Company’s Fitness and Marine Engine segments was $272.2 million and $20.3 million, respectively. While the Company does not believe it will incur an impairment loss on its Marine Engine segment, a reasonable possibility exists that an impairment loss might be required for the Fitness segment in future periods. The Fitness segment’s fair value exceeded its carrying value by approximately 10 percent during the testing performed in 2009. The outcome of the testing performed is largely dependent on the segment’s forecasted future cash flows and the selection of an appropriate discount rate to apply to those future cash flows. The Fitness segment’s fourth quarter has historically represented approximately 50 percent of the segment’s operating earnings for the entire year, and as a result, the operating earnings in future fourth quarters will have a significant impact on the Company’s forecasted future cash flows used in the annual goodwill impairment test.

During the third quarter of 2008, Brunswick encountered a significant adverse change in the business climate. A weak U.S. economy, soft housing markets and the contraction of liquidity in global credit markets contributed to the continued reduction in demand for certain Brunswick products and, consequently, reduced wholesale production rates for those affected products. As a result of this reduced demand, along with lower-than-projected profits across certain Brunswick brands and lower commitments received from its dealer network in the third quarter, management revised its future cash flow expectations in the third quarter of 2008, which lowered the fair value estimates of certain businesses.

As a result of the lower fair value estimates, Brunswick concluded that the carrying amounts of its Boat segment and bowling retail and billiards reporting units within the Bowling & Billiards segment exceeded their respective fair values. The Company compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $374.0 million pretax impairment charge needed to be recognized in the third quarter of 2008. Of this amount, $361.3 million related to the Boat segment reporting unit, $1.7 million related to the bowling retail reporting unit within the Bowling & Billiards segment and $11.0 million related to the billiards reporting unit within the Bowling & Billiards segment. The Company also recognized goodwill impairment charges of $1.5 million in the Boat segment reporting unit and $1.7 million related to the billiards reporting unit within the Bowling & Billiards segment earlier in 2008 as a result of deciding to exit certain businesses. As a result of the $377.2 million of impairments, all goodwill at these respective reporting units has been written down to zero.

In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other indefinite-lived intangibles, consisting of acquired trade names. Brunswick estimated the fair value of trade names by performing a discounted cash flow analysis based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a pretax trade name impairment charge of $121.1 million in the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value. Of this amount, $115.7 million related to the Boat segment reporting unit, $4.5 million related to the Marine Engine segment reporting unit and $0.9 million related to the billiards reporting unit within the Bowling & Billiards segment. The Company also recognized trade name impairment charges of $5.2 million in the Boat segment reporting unit and $7.6 million related to the billiards reporting unit within the Bowling & Billiards segment earlier in 2008 as a result of deciding to exit certain businesses.

Discontinued Operations

As discussed in Note 20 – Discontinued Operations in the Notes to Consolidated Financial Statements, in April 2006, the Company announced its intention to sell the majority of the Brunswick New Technologies (BNT) business unit, consisting of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. During the second quarter of 2006, Brunswick began reporting the results of these BNT businesses, which were previously reported in the Marine Engine segment, as discontinued operations for all periods presented. The Company’s results, as discussed in Management’s Discussion and Analysis, reflect continuing operations only, unless otherwise noted. The Company completed the divestiture of the BNT discontinued operations in 2007.

Outlook for 2010

Looking ahead to 2010, the Company expects 2010 revenues to be higher when compared with 2009, primarily in the Marine Engine and Boat segments.  The expectation of higher revenues is a result of the Company’s expected marine wholesale shipments in 2010 more closely matching marine retail demand, whereas 2009 wholesale shipments were significantly lower than retail sales. In addition, the Company expects to offer reduced discounts to incent marine retail demand for prior model year boats. The Company also expects the Fitness and Bowling & Billiards segments to experience a modest growth in revenues.

Due to higher sales and production volumes in the Company’s marine segments, 2010 gross margins are expected to be improved and operating losses are expected to be significantly reduced. Actions in 2009 to lower dealer pipeline inventories are expected to have a favorable effect on margins due to reduced discounts on higher sales volumes and higher fixed-cost absorption on increased production. Contributing to the decline in expected operating losses for the Company are lower restructuring, exit and impairment charges, and decreased pension and bad debt expenses.  An increase in interest expense in 2010 is expected to partially offset the improvement in operating losses. Excluding the effect of any special tax items that may occur or any changes to legislation, the Company’s tax provision or benefit in 2010 will primarily be related to its state and foreign earnings or losses as the Company will continue to provide deferred tax asset valuation allowances on its anticipated domestic federal tax losses in 2010.

Matters Affecting Comparability

The following events have occurred during 2009, 2008 and 2007, which the Company believes affect the comparability of the results of operations:

Goodwill impairment charges. In 2008, the Company incurred $377.2 million of goodwill impairment charges. This was a result of the continued reduction in demand for certain products, along with lower-than-projected profits across certain brands, which led management to revise its future cash flow expectations in the third quarter of 2008. The revised future cash flow expectations resulted in the Company lowering its estimate of fair value of certain businesses and required the Company to take a $374.0 million pretax goodwill impairment charge during the third quarter of 2008, as prescribed by ASC 350. Additionally, impairments were recorded in the second quarter of 2008 related to the analyses of its Baja boat business and its Valley-Dynamo coin-operated commercial billiards business. There were no comparable charges recognized in 2009 or 2007. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

Trade name impairment charges. In 2008, the Company recorded $133.9 million of trade name impairment charges. In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its trade names in accordance with ASC 350. The analysis resulted in a pretax trade name impairment charge of $121.1 million during the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value. Additionally, impairments were recorded in the second quarter of 2008 related to analyses of its Bluewater Marine boat business (Bluewater Marine group), which previously manufactured the Sea Pro, Sea Boss, Palmetto and Laguna brands of fishing boats, and its Valley-Dynamo coin-operated commercial billiards business. This compares with a $66.4 million pretax trade name impairment charge taken in the third quarter of 2007 as a result of a valuation analysis performed on certain outboard boat company trade names. There were no comparable charges in 2009. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

Restructuring, exit and impairment charges. The Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During 2009, the Company recorded a charge of $172.5 million related to these restructuring activities as compared with $177.3 million during 2008 and $22.2 million during 2007. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Investment sale gains. In March 2008, the Company sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds, $37.4 million net of cash paid for taxes and other costs. The sale resulted in a $20.9 million pretax gain, $9.9 million after-tax, and was recorded in Investment sale gains in the Consolidated Statements of Operations.

In September 2008, the Company sold its investment in a foundry located in Mexico for $5.1 million gross cash proceeds. The sale resulted in a $2.1 million pretax gain and was recorded in Investment sale gains in the Consolidated Statements of Operations.

Tax Items. During 2009, the Company recognized a tax benefit of $98.5 million on operating losses from continuing operations of $684.7 million for an effective tax rate of 14.4 percent. In November 2009, new legislation was signed into law which included provisions allowing the Company to carryback its 2009 domestic tax losses up to five years. As a result, the Company reduced its need for tax valuation allowances by $109.5 million during 2009 related to anticipated tax refunds, which are expected to be received during the first half of 2010. Additionally, when maintaining a deferred tax asset valuation allowance in periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance, as a result of Other comprehensive income, was a $29.9 million income tax benefit during 2009. The Company also filed its 2008 federal income tax return in the third quarter of 2009, which generated an additional $10.3 million income tax benefit in 2009. Partially offsetting these tax benefits was the recording of a $36.6 million tax valuation allowance in the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.

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

During 2007, the Company recognized special tax benefits of $9.8 million, primarily as a result of favorable tax reassessments and its election to apply the indefinite reversal criterion ASC 740 “Income Taxes” to the undistributed net earnings of certain foreign subsidiaries, which are intended to be permanently reinvested, as discussed in Note 10 – Income Taxes in the Notes to Consolidated Financial Statements. These benefits were partially offset by expense related to changes in estimates of prior years’ tax return filings and the impact of a foreign jurisdiction tax rate reduction on the underlying net deferred tax asset.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007:

				2009 vs. 2008		2008 vs. 2007
				Increase/(Decrease)		Increase/(Decrease)
(in millions, except per share data)	2009	2008	2007	$	%	$	%

Net sales	$2,776.1	$4,708.7	$5,671.2	$(1,932.6)	(41.0)%	$(962.5)	(17.0)%
Gross margin (A)	315.6	867.4	1,157.8	(551.8)	(63.6)%	(290.4)	(25.1)%
Goodwill impairment charges	—	377.2	—	(377.2)	NM	377.2	NM
Trade name impairment charges	—	133.9	66.4	(133.9)	NM	67.5	NM
Restructuring, exit and impairment charges	172.5	177.3	22.2	(4.8)	(2.7)%	155.1	NM
Operating earnings (loss)	(570.5)	(611.6)	107.2	41.1	6.7%	(718.8)	NM
Net earnings (loss) from continuing operations	(586.2)	(788.1)	79.6	201.9	25.6%	(867.7)	NM

Diluted earnings (loss) per share	$(6.63)	$(8.93)	$0.88	$2.30	NM	$(9.81)	NM

Expressed as a percentage of Net sales
Gross margin	11.4%	18.4%	20.4%		(700) bpts		(200) bpts
Selling, general and administrative expense	22.5%	14.2%	14.5%		830 bpts		(30) bpts
Research & development expense	3.2%	2.6%	2.4%		60 bpts		20 bpts
Goodwill impairment charges	—%	8.0%	—%		(800) bpts		800 bpts
Trade name impairment charges	—%	2.8%	1.2%		(280) bpts		160 bpts
Restructuring, exit and impairment charges	6.2%	3.8%	0.4%		240 bpts		340 bpts
Operating margin	(20.6)%	(13.0)%	1.9%		(760) bpts		NM
__________

bpts = basis points
NM = not meaningful

       (A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

2009 vs. 2008

The decrease in net sales was primarily due to reduced global demand for the Company’s products and services across all segments compared with 2008, most notably in the marine industry.  The continued uncertainty in the global economy and increased credit constraints have limited the Company’s retail and other customers’ purchasing power and have curtailed both retail and wholesale activity. As a result of the prolonged decline in marine retail demand and tighter credit markets, a number of the Company’s dealers have filed for bankruptcy or voluntarily ceased operations. As a result, the Company has repurchased Company product from finance companies under contractual repurchase obligations and resold the repurchased inventory to stronger dealers. If additional dealers file for bankruptcy or cease operations, the Company’s net sales and earnings may be unfavorably affected as a result of lower market coverage and the associated decline in sales.  The decline in the Marine Engine segment’s net sales was less severe than the percentage reduction in the Boat segment’s net sales for the year due to continued customer purchases in 2009 from the Marine Engine segment’s marine service, parts and accessories businesses.  Net sales in the Fitness and Bowling & Billiards segments also declined during the year as operators in these industries continue to experience reduced access to capital and remained cautious about making capital purchases.

Sales outside the United States in 2009 decreased to $1,168.7 million from $2,058.5 million in 2008, with the largest reduction in international sales coming from Europe, which decreased $506.0 million to $518.1 million.  The decrease in international sales impacted all segments at rates relatively consistent with the domestic reductions.

The Company’s gross margin percentage decreased 700 basis points in 2009 to 11.4 percent from 18.4 percent in 2008. The decrease was primarily due to lower fixed-cost absorption and inefficiencies due to reduced production rates, as a result of the Company’s efforts to achieve appropriate levels of marine customer pipeline inventories in light of lower retail demand, as well as higher pension expense, variable compensation expense and increased dealer incentive programs as a percentage of sales. The decrease in gross margin percentage was partially offset by successful cost reduction efforts.

Selling, general and administrative expense decreased by $43.3 million to $625.1 million in 2009. The decrease was primarily driven by successful cost reduction initiatives, which were partially offset by higher variable compensation, pension and bad debt expense.

During 2009, the Company did not incur impairment charges related to its goodwill and trade names. In 2008, the Company incurred $511.1 million of impairment charges related to its goodwill and trade names. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

During 2009, the Company continued its restructuring activities, which included reducing the Company’s global workforce, consolidating manufacturing operations and disposing of non-strategic assets.  During the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, which currently produces the Company’s outboard engines.  This plant consolidation effort is expected to continue through 2011.  In connection with this action, the Company’s hourly union workforce in Fond du Lac ratified a new collective bargaining agreement in August 2009, which resulted in net restructuring charges as a result of changes to employees’ current and postretirement benefits.  The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009 and began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009, including the previously mothballed plant in Navassa, North Carolina. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The decrease in operating loss was mainly due to the absence of goodwill and trade name impairment charges in 2009 and successful cost reduction efforts, partially offset by reduced sales volumes, along with lower fixed-cost absorption and the absence of variable compensation and defined contribution accruals in 2008.

Equity earnings (loss) decreased $22.2 million to a loss of $15.7 million in 2009. The decrease in equity earnings was mainly the result of lower earnings from the Company’s marine joint ventures.

In 2009, the Company did not sell any investments.  During 2008, Brunswick sold its interest in its bowling joint venture in Japan for $40.4 million gross cash proceeds and its investment in a foundry located in Mexico for $5.1 million gross cash proceeds. These sales resulted in $23.0 million of pretax gains.

Interest expense increased $31.9 million to $86.1 million in 2009 compared with 2008, primarily as a result of higher interest rates combined with higher average outstanding debt levels. In August 2009, the Company issued $350 million of notes due in 2016 to fund the retirement of $150 million of notes due in 2011 and a portion of notes due in 2013, as described in Note 14 – Debt in the Notes to Consolidated Financial Statements.  In connection with the repurchase of the 2013 notes, the Company recognized a loss on early extinguishment of debt of $13.1 million, while there was no comparable charge in 2008. Interest income decreased $3.5 million to $3.2 million in 2009 compared with 2008, primarily as a result of lower rates earned on invested balances during 2009.

During 2009, the Company recognized a tax benefit of $98.5 million on operating losses from continuing operations of $684.7 million for an effective tax rate of 14.4 percent. In November 2009, new legislation was signed into law which included provisions allowing the Company to carryback its 2009 domestic tax losses up to five years. As a result, the Company reduced its need for tax valuation allowances by $109.5 million during 2009 related to anticipated tax refunds, which are expected to be received during the first half of 2010. Additionally, when maintaining a deferred tax asset valuation allowance in periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance, as a result of Other comprehensive income, was a $29.9 million income tax benefit during 2009. The Company also filed its 2008 federal income tax return in the third quarter of 2009, which generated a $10.3 million income tax benefit in 2009. Partially offsetting these tax benefits was the recording of a $36.6 million tax valuation allowance in the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.

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

Net loss from continuing operations and Diluted loss per share were lower in 2009 when compared with 2008, primarily due to the same factors discussed above in operating loss and interest expense.

Weighted average common shares outstanding used to calculate Diluted earnings (loss) per share increased to 88.4 million in 2009 from 88.3 million in 2008. No shares were repurchased during 2009 or 2008.

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

Sales outside the United States increased $42.1 million to $2,058.5 million in 2008, with the largest increase coming from the Latin America region, which increased $51.2 million to $247.8 million, and the Africa & Middle East region, which increased $23.7 million to $121.8 million. The total growth outside the United States was largely attributable to higher sales from the Boat, Bowling & Billiards and Fitness segments.

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

During 2008, the Company announced additional restructuring activities including the closing of its bowling pin manufacturing facility in Antigo, Wisconsin; closing of its boat plant in Bucyrus, Ohio, in connection with the divestiture of its Baja boat business; closing of its Swansboro, North Carolina boat plant; closing of its production facility in Newberry, South Carolina; the cessation of boat manufacturing at one of its facilities in Merritt Island, Florida; the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business; the closing of its production facilities in Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington; mothballing its Navassa, North Carolina boat plant; and the reduction of its employee workforce across the Company. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The decrease in operating earnings when compared with 2007 was mainly due to reduced sales volumes, along with lower fixed-cost absorption, goodwill and trade name impairments taken during 2008 and the restructuring activities discussed above.

Equity earnings decreased $14.8 million to $6.5 million in 2008. The decrease in equity earnings was mainly the result of lower earnings from the Company’s marine joint ventures and the absence of earnings from its bowling joint venture in Japan, which was sold in the first quarter of 2008.

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

Interest expense increased $1.9 million to $54.2 million in 2008 compared with 2007, primarily as a result of higher interest rates on outstanding debt. In July 2008, the Company issued $250 million of notes due in 2013 to fund the maturity of $250 million of notes due in July 2009, as described in Note 14 – Debt in the Notes to Consolidated Financial Statements. Interest income decreased $2.0 million to $6.7 million in 2008, compared with 2007, primarily as a result of lower invested balances during 2008.

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

Net earnings and diluted earnings per share decreased primarily due to the same factors discussed above affecting operating earnings.

Weighted average common shares outstanding used to calculate diluted earnings per share decreased to 88.3 million in 2008 from 90.2 million in 2007. Although no shares were repurchased during 2008, the average outstanding shares in 2007 did not fully reflect the effect of the 4.1 million shares repurchased in 2007, as discussed in Note 19 – Share Repurchase Program in the Notes to Consolidated Financial Statements.

There was no activity related to discontinued operations in 2008 as the disposition was completed during 2007.

Segments

The Company operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards.  Refer to Note 5 – Segment Information in the Notes to Consolidated Financial Statements for details on the operations of these segments.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2009, 2008 and 2007:

				2009 vs. 2008		2008 vs. 2007
				Increase/(Decrease)		Increase/(Decrease)
(in millions)	2009	2008	2007	$	%	$	%

Net sales	$1,425.0	$2,207.6	$2,639.5	$(782.6)	(35.5)%	$(431.9)	(16.4)%
Trade name impairment charges	$—	$4.5	$—	$(4.5)	NM	$4.5	NM
Restructuring, exit and impairment charges	$48.3	$32.4	$4.8	$15.9	49.1%	$27.6	NM
Operating earnings (loss)	$(131.2)	$69.9	$195.8	$(201.1)	NM	$(125.9)	(64.3)%
Operating margin	(9.2)%	3.2%	7.4%		NM		(420) bpts
Capital expenditures	$12.3	$23.5	$58.0	$(11.2)	(47.7)%	$(34.5)	(59.5)%
__________

bpts = basis points
NM = not meaningful

2009 vs. 2008

Net sales recorded by the Marine Engine segment decreased compared with 2008, primarily due to the continued reduction in global marine retail demand and the corresponding decline in wholesale shipments. Despite the poor economic climate, sales in the segment’s domestic marine service, parts and accessories businesses, which represented 31 percent of the total segment sales for 2009, only experienced a single digit percentage decline in sales when compared with 2008.

As a result of its impairment analysis of goodwill and trade names, Brunswick incurred trade name charges within the Marine Engine segment during 2008. There were no comparable charges in 2009. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

During 2009, the Marine Engine segment recognized restructuring, exit and impairment charges primarily related to severance charges and other restructuring activities initiated in 2009 and 2008.  These charges increased by $15.9 million compared to 2008, primarily due to additional restructuring initiatives, including the announcement of the consolidation of marine sterndrive engine production in Fond du Lac, Wisconsin. The restructuring, exit and impairment charges recognized during 2008 were primarily related to severance charges and other restructuring activities initiated in 2008 and included $19.3 million of gains recognized on the sales of non-strategic assets. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Marine Engine segment operating earnings (loss) decreased in 2009 as a result of lower sales volumes, reduced fixed-cost absorption on lower production, higher restructuring, exit and impairment charges associated with the Company’s initiatives to reduce costs across all business units and higher pension and bad debt expense. Lower fixed-cost absorption was caused by the Company’s continued efforts to reduce inventory by reducing production rates by approximately 43 percent compared with 2008. These additional costs were partially offset by the savings from successful cost-reduction initiatives and favorable settlements reached during the year.

Capital expenditures in 2009 and 2008 were primarily related to profit-maintaining investments and were lower during 2009 as a result of discretionary capital spending constraints.

2008 vs. 2007

Net sales recorded by the Marine Engine segment decreased compared with 2007, primarily due to the Company’s reduction in wholesale shipments in response to reduced marine retail demand in the United States. In addition to the weak retail demand in the United States, the contraction of liquidity in global credit markets in the second half of 2008 also led to lower net sales outside the United States in 2008.

As a result of its impairment analysis of goodwill and trade names, Brunswick incurred trade name charges within the Marine Engine segment during 2008. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

The restructuring, exit and impairment charges recognized during 2008 were primarily related to severance charges and other restructuring activities initiated in 2008 and include $19.3 million of gains recognized on the sales of non-strategic assets. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Marine Engine segment operating earnings decreased in 2008 when compared with 2007 as a result of lower sales volumes; restructuring, exit and impairment charges associated with the Company’s initiatives to reduce costs across all business units; and trade name impairment charges. Additionally, lower fixed-cost absorption and an increased concentration of sales in lower-margin products contributed to the decline in operating earnings. This decrease was partially offset by the savings from successful cost-reduction initiatives and lower variable compensation expense.

Capital expenditures in 2008 and 2007 were primarily related to the continued investments in new products but were lower during 2008 as a result of discretionary capital spending constraints.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2009, 2008 and 2007:

				2009 vs. 2008		2008 vs. 2007
				Increase/(Decrease)		Increase/(Decrease)
(in millions)	2009	2008	2007	$	%	$	%

Net sales	$615.7	$1,719.5	$2,367.5	$(1,103.8)	(64.2)%	$(648.0)	(27.4)%
Goodwill impairment charges	$—	$362.8	$—	$(362.8)	NM	$362.8	NM
Trade name impairment charges	$—	$120.9	$66.4	$(120.9)	NM	$54.5	82.1%
Restructuring, exit and impairment charges	$107.8	$98.7	$14.5	$9.1	9.2%	$84.2	NM
Operating loss	$(398.5)	$(655.3)	$(93.5)	$256.8	39.2%	$(561.8)	NM
Operating margin	(64.7)%	(38.1)%	(3.9)%		NM		NM
Capital expenditures	$15.5	$40.8	$91.7	$(25.3)	(62.0)%	$(50.9)	(55.5)%
__________

bpts = basis points
NM = not meaningful

2009 vs. 2008

The decrease in Boat segment net sales was largely the result of the continued reduction in marine retail demand in global markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories, as well as higher dealer incentive programs and sales discounts. Weak retail market conditions, paired with the Company’s objective of protecting its dealer network by selling fewer units at wholesale than are being sold by the dealers at retail, resulted in approximately 50 percent fewer unit sales when compared to 2008.

No goodwill and trade name impairment charges were recognized in 2009.  This compares to the goodwill and trade name impairment charges in 2008, which were primarily the result of its impairment analysis performed during the third quarter of 2008. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

The restructuring, exit and impairment charges recognized during 2009 were primarily related to asset impairments, additional programs to realign the Company’s boat manufacturing footprint and other restructuring activities initiated in both 2008 and 2009. Asset impairments recorded in 2009 primarily relate to writing down the carrying value of several previously closed boat production facilities to their fair value as these properties were marketed for sale, the largest of which relates to the previously mothballed plants in Navassa and Swansboro, North Carolina, and the Riverview plant in Knoxville, Tennessee. The Company also recorded impairments during 2009 on tooling, its Cape Canaveral, Florida property and on a marina in St. Petersburg, Florida, to record these assets at their fair value. Refer to Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further discussion.

The Boat segment’s operating loss decreased from 2008, primarily due to the absence of goodwill and trade name impairment charges that were taken in 2008, as well as savings from successful cost-reduction initiatives.  This decrease was partially offset by a decrease in sales volume, lower fixed-cost absorption, higher dealer incentive programs and sales discounts, the absence of variable compensation and defined contribution accruals in 2008, and increased restructuring, exit and impairment charges.

Capital expenditures in 2009 were largely attributable to tooling costs for the production of new models and profit maintaining capital. Capital spending was lower during 2009 as a result of discretionary capital spending constraints and a smaller manufacturing footprint.

2008 vs. 2007

The decrease in Boat segment net sales was largely attributable to the effect of reduced marine retail demand in U.S. markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories. In addition to the weak retail demand, the contraction of liquidity in global credit markets led to lower net sales in 2008.

The goodwill and trade name impairment charges in 2008 were primarily the result of the Company’s impairment analysis performed during the third quarter of 2008, which determined that the carrying value of goodwill and trade names exceeded the calculated fair value. The remaining charges in 2008 were the result of the Company’s decision to exit certain businesses. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details on the 2008 charges, as well as the $66.4 million pretax impairment charge taken on certain indefinite-lived intangible assets in 2007.

During 2008, the Boat segment continued its restructuring initiatives as described in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements. Certain significant actions taken at the Boat segment included the sale of certain assets of its Baja boat business (Baja), the cessation of production of Bluewater Marine group boat brands and the closure of several of its US Marine production facilities, as described below.

During the second quarter of 2008, the Company sold certain assets of Baja to Fountain Powerboat Industries, Inc. (Fountain). The transaction was aimed at further refining the Company’s product portfolio and focusing its resources on brands and marine segments that were considered to be core to the Company’s future success. The total costs of the Baja transaction were approximately $15 million, all of which were incurred during 2008. The majority of the $15 million charge consisted of asset write-downs related to selected assets sold to Fountain and the residual assets sold to third parties.

During the second quarter of 2008, the Company ceased production of boats for its Bluewater Marine group, including the Sea Pro, Sea Boss, Palmetto and Laguna brands, which were manufactured at its Newberry, South Carolina facility. The total costs of the Bluewater cessation were approximately $24 million, all of which were incurred during 2008. The $24 million charge primarily consisted of asset write-downs related to the disposition of selected assets.

During the second half of 2008, the Company closed several of its US Marine production facilities, which produced Bayliner, Maxum and Trophy boats and Meridian yachts, in an effort to continue to consolidate its manufacturing footprint. The Company incurred approximately $26 million in costs related to these closures in 2008. The majority of the costs represented asset write-downs related to the disposition of selected assets and severance charges.

Boat segment operating earnings in 2008 decreased from 2007, primarily due to goodwill and trade name impairment charges, a decrease in sales volume and increased restructuring, exit and impairment charges. Additionally, lower fixed-cost absorption and increased inventory repurchase obligation accruals contributed to the decline in operating earnings. This decrease was partially offset by savings from successful cost-reduction initiatives and lower variable compensation expense.

Capital expenditures in 2008 were largely attributable to tooling costs for the production of new models. Capital spending was lower during 2008 as a result of discretionary capital spending constraints and the acquisition of a boat manufacturing facility in 2007.

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2009, 2008 and 2007:

				2009 vs. 2008		2008 vs. 2007
				Increase/(Decrease)		Increase/(Decrease)
(in millions)	2009	2008	2007	$	%	$	%

Net sales	$496.8	$639.5	$653.7	$(142.7)	(22.3)%	$(14.2)	(2.2)%
Restructuring, exit and impairment charges	$2.1	$3.3	$—	$(1.2)	(36.4)%	$3.3	NM
Operating earnings	$33.5	$52.2	$59.7	$(18.7)	(35.8)%	$(7.5)	(12.6)%
Operating margin	6.7%	8.2%	9.1%		(150) bpts		(90) bpts
Capital expenditures	$2.2	$4.5	$11.8	$(2.3)	(51.1)%	$(7.3)	(61.9)%
__________

bpts = basis points
NM = not meaningful

2009 vs. 2008

The decrease in Fitness segment net sales was largely attributable to reduced volume of worldwide commercial equipment sales, as gym and fitness club operators delayed purchasing new equipment and deferred building new fitness centers as a result of general economic weakness and reduced credit availability. Commercial and consumer equipment sales in the United States and Canada declined approximately 23 percent compared to 2008, while other international sales decreased approximately 20 percent.

The restructuring, exit and impairment charges recognized during 2009 are primarily employee severance and other benefits charges. Restructuring, exit and impairment charges recorded during 2008 included asset write-downs and employee severance and other benefits charges. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The Fitness segment operating earnings were negatively affected in 2009 by lower worldwide sales volumes of both commercial equipment and consumer equipment as well as the absence of variable compensation and defined contribution accruals in 2008. Operating earnings were favorably impacted by the savings from successful cost-reduction measures and reduced restructuring, exit and impairment charges.

2009 capital expenditures were primarily related to profit-maintaining investments and were lower compared to 2008 as a result of discretionary capital spending constraints.

2008 vs. 2007

The decrease in Fitness segment net sales was largely attributable to volume declines in consumer equipment sales in the United States, as individuals continued to defer purchasing discretionary items. Competitive pricing pressures in global markets also contributed to the sales decline in 2008. These decreases were partially offset by sales of the recently introduced Elevation line of new cardiovascular products.

The restructuring, exit and impairment charges recognized during 2008 were related to write-downs of non-strategic assets and severance charges. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

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

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2009, 2008 and 2007:

				2009 vs. 2008		2008 vs. 2007
				Increase/(Decrease)		Increase/(Decrease)
(in millions)	2009	2008	2007	$	%	$	%

Net sales	$337.0	$448.3	$446.9	$(111.3)	(24.8)%	$1.4	0.3%
Goodwill impairment charges	$—	$14.4	$—	$(14.4)	NM	$14.4	NM
Trade name impairment charges	$—	$8.5	$—	$(8.5)	NM	$8.5	NM
Restructuring, exit and impairment charges	$5.3	$21.7	$2.8	$(16.4)	(75.6)%	$18.9	NM
Operating earnings (loss)	$3.1	$(12.7)	$16.5	$15.8	NM	$(29.2)	NM
Operating margin	0.9%	(2.8)%	3.7%		370 bpts		(650) bpts
Capital expenditures	$3.3	$26.9	$41.6	$(23.6)	(87.7)%	$(14.7)	(35.3)%
__________

bpts = basis points
NM = not meaningful

2009 vs. 2008

Bowling & Billiards segment net sales were down from prior year levels, primarily as a result of lower sales from its Bowling Products business as new center developments and upgrades to existing centers were delayed by proprietors due to weak economic conditions and reduced access to capital.  Bowling retail sales were also reduced during the year due to the loss of sales from divested centers and lower sales from existing centers.  Equivalent bowling center sales decreased in mid-single digit percentages.  Net sales were also reduced due to the sale of the Valley-Dynamo business in early 2009.

The goodwill and trade name impairment charges in 2008 were primarily the result of the Company’s impairment analysis performed during the third quarter of 2008. The remaining charges related to the Valley-Dynamo business. There were no comparable charges in 2009. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

During 2009, Brunswick continued its restructuring initiatives as described in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements. The Company completed the sale of its Valley-Dynamo coin-operated commercial billiards business in 2009. The Company incurred approximately $4 million and $19 million of costs related to the sale of the Valley-Dynamo business in 2009 and 2008, respectively. The majority of these charges related to asset write-downs. The Company also incurred costs in 2008 related to the closing of its bowling pin manufacturing facility in Antigo, Wisconsin.

The increase in 2009 operating earnings (loss) was the result of the absence of $14.4 million and $8.5 million of goodwill and trade name impairment charges, respectively, reduced restructuring, exit and impairment charges, as well as savings from successful cost-reduction initiatives. These factors were partially offset by the effect of lower sales, higher pension expense and the absence of variable compensation and defined contribution accruals in 2008.

Decreased capital expenditures in 2009 were driven primarily by reduced spending for new Brunswick Zone XL centers and constraints on capital spending for existing centers.

2008 vs. 2007

Bowling & Billiards segment net sales were up from prior year levels, primarily as a result of sales associated with Brunswick Zone XL centers opened during 2007 and 2008 and stronger capital equipment sales. Mostly offsetting this increase was a decline in equivalent bowling retail entertainment center sales as well as volume declines in consumer and commercial billiards tables.

The goodwill and trade name impairment charges in 2008 were primarily the result of the Company’s impairment analysis performed during the third quarter of 2008. The remaining charges related to the Valley-Dynamo business. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

During 2008, Brunswick continued its restructuring initiatives as described in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements. The Company evaluated several strategic options, including the potential sale of its Valley-Dynamo coin-operated commercial billiards business. The Company incurred approximately $19 million of costs in 2008 related to the potential sale, which primarily related to asset write-downs. The Company also incurred costs in 2008 related to the closing of its bowling pin manufacturing facility in Antigo, Wisconsin.

The decrease in 2008 operating earnings when compared with 2007 was attributable to goodwill and trade name impairment charges, restructuring, exit and impairment charges as well as the impact of lower sales of consumer and commercial billiards tables and lower non-Brunswick Zone XL bowling retail entertainment sales. Partially offsetting this decrease was the impact of increased capital equipment sales, improved efficiency at the Reynosa, Mexico bowling ball manufacturing facility, savings from successful cost-reduction initiatives and the full year impact of recently opened Brunswick Zone XL centers.

Decreased capital expenditures in 2008 were driven primarily by reduced spending for Brunswick Zone XL centers, as the Company had more centers under construction during 2007 compared with 2008.

Corporate

The following table sets forth charges for restructuring activities undertaken at Corporate for the years ended December 31, 2009, 2008 and 2007:

				2009 vs. 2008		2008 vs. 2007
				Increase/(Decrease)		Increase/(Decrease)
(in millions)	2009	2008	2007	$ %		$	%

Restructuring, exit and impairment charges	$9.0	$21.2	$0.1	$(12.2)	(57.5)%	$21.1	NM
__________

NM = not meaningful

The restructuring, exit and impairment charges recognized during 2009 and 2008 were related to write-downs and disposals of non-strategic assets and severance charges. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2009, 2008 and 2007:

(in millions)	2009	2008	2007

Net cash provided by (used for) operating activities of continuing operations	$125.5	$(12.1)	$344.1
Net cash provided by (used for):
Capital expenditures	(33.3)	(102.0)	(207.7)
Proceeds from investment sales	—	45.5	—
Proceeds from the sale of property, plant and equipment	13.0	28.3	10.1
Other, net	1.8	17.2	25.6

Free cash flow from continuing operations (A)	$107.0	$(23.1)	$172.1

(A)
The Company defines Free cash flow from continuing operations as cash flow from operating and investing activities of continuing operations (excluding cash used for acquisitions and investments) and excluding financing activities. Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2009 Cash Flow

In 2009, net cash provided by operating activities of continuing operations totaled $125.5 million.  The most significant source of cash provided by operating activities was from a reduction in working capital of $400.8 million.  Working capital is defined as non-cash current assets less non-debt current liabilities.  Inventory balances changed favorably by $325.1 million, primarily due to decreased production and procurement across the Company, especially in the Marine Engine and Boat segments, which produced less inventory than was sold at wholesale.  Additionally, favorable changes in accounts receivable of $159.9 million resulted from lower sales and continued collection activities of outstanding receivables.  Accrued expenses and accounts payable were an unfavorable change to working capital of $56.8 million and $39.9 million, respectively, primarily as a result of the reduced level of the Company’s business activities in 2009 compared with 2008.  The Company also received net tax refunds of $90.6 million during the year, primarily related to its 2008 taxable losses.  Partially offsetting these factors were the Company’s net loss from operations adjusted for non-cash charges and the Company’s repurchase of $84.2 million of accounts receivable from Brunswick Acceptance Company, LLC in May 2009, as part of its new asset-based lending facility (Mercury Receivable ABL Facility).  See Note 9 – Financial Services and Note 14 – Debt in the Notes to Consolidated Financial Statements for more details on the Company’s sale of accounts receivable program and Mercury Receivables ABL Facility, respectively.

In 2009, net cash used for investing activities totaled $12.3 million, which included capital expenditures of $33.3 million.  The Company has significantly reduced its capital spending since 2007 by focusing on non-discretionary, profit-maintaining investments and investments required for the introduction of new products. Cash provided from investments primarily represented a return on the Company’s investment in its Brunswick Acceptance Company, LLC joint venture.  The Company also received $13.0 million of proceeds during the year from the sale of property, plant and equipment in the normal course of business.

Cash flows from financing activities provided net cash of $95.9 million in 2009.  The cash inflow was primarily the result of issuing $350.0 million of notes due in 2016 to pay down substantially all of the Company’s notes due in 2011 and a portion of notes due in 2013.  The Company received net proceeds of $353.7 million during 2009, primarily from the issuance of the 2016 notes and another $20.0 million from the Fond du Lac County Economic Development Council in the form of partially forgivable debt associated with the Company’s efforts to consolidate its Marine Engine segment’s engine production facilities in its Fond du Lac, Wisconsin plant. As discussed above, the Company made payments on it long-term debt in 2009 of $247.9 million, primarily related to the retirement of 2011 and 2013 notes, and also paid a premium of $13.2 million to repurchase a portion of the Company’s outstanding 2013 notes. See Note 14 – Debt in the Notes to Consolidated Financial Statements for further discussion.

2008 Cash Flow

In 2008, net cash used for operating activities of continuing operations totaled $12.1 million.  The primary driver of the cash used for operating activities was from an increase in working capital of $132.3 million.  The 2008 increase in working capital was primarily the result of reductions in the Company’s accounts payable and accrued expenses relating to the reduced level of production activity, largely in the Marine Engine and Boat segments, and lower accrued discounts. These declines were partially offset by lower inventories and lower trade receivables, which were driven by reduced demand for the Company’s marine products.  Partially offsetting the changes in working capital were the Company’s operating results, which provided cash during 2008 after adjusting the net loss on continuing operations for non-cash charges such as goodwill, trade name and other long-lived asset impairments, charges associated with recording additional tax valuation allowances and adding back depreciation and amortization.

Cash provided by investing activities totaled $9.0 million in 2008.  The Company received $45.5 million in proceeds from the sale of its interest in its bowling joint venture in Japan and its investment in a foundry located in Mexico; $20.0 million primarily from reduced equity requirements associated with the Company’s investment in its Brunswick Acceptance Company, LLC joint venture; $17.2 million of proceeds primarily from the sale of MotoTron and Albemarle; and $28.3 million from the sale of property, plant and equipment in the normal course of business.  Offsetting these proceeds was $102.0 million in capital expenditures.  The Company significantly reduced its capital spending from 2007 levels by limiting its discretionary purchases and focusing on profit-maintaining investments and investments required for the introduction of new products.

The Company used $10.8 million of net cash in its financing activities during 2008, reflecting net issuances of short-term debt of $7.4 million and a $4.4 million dividend payment.  The Company also issued $250 million of notes due in 2013 to retire the $250 million of notes due in 2009.

2007 Cash Flow

In 2007, net cash provided by operating activities of continuing operations totaled $344.1 million.  The primary driver was cash provided by the Company’s operating results adjusted for non-cash charges.  Changes in working capital amounted to a use of cash of $7.2 million during the year.  Cash used in investing activities during 2007 was $207.7 million and was primarily related to capital expenditures.

The Company used $167.8 million of net cash for financing activities during 2007.  The primary uses of cash included the Company repurchasing 4.1 million shares for $125.8 million under its share repurchase program, and the payment of a $52.6 million dividend in 2007.  Partially offsetting this was the receipt of $10.8 million from stock options exercised during the year.

Liquidity and Capital Resources

The following table sets forth an analysis of net debt for the years ended December 31, 2009 and 2008:

(in millions)	2009	2008

Short-term debt, including current maturities of long-term debt	$11.5	$3.2
Long-term debt	839.4	728.5
Total debt	850.9	731.7
Less: Cash and cash equivalents	526.6	317.5

Net debt (A)	$324.3	$414.2

(A)
The Company defines Net debt as Short-term and long-term Debt, less Cash and cash equivalents, as presented in the Consolidated Balance Sheets. Net debt is not intended as an alternative measure to debt, as determined in accordance with GAAP in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Net debt” is also useful to investors because it is an indication of the Company’s ability to repay its outstanding debt using its current Cash and cash equivalents.

The following table sets forth an analysis of total liquidity for the years ended December 31, 2009 and 2008:

(in millions)	2009	2008

Cash and cash equivalents	$526.6	$317.5
Amounts available under its asset-based lending facilities (B)	88.5	201.1

Total liquidity (A)	$615.1	$518.6

(A)
The Company defines Total liquidity as Cash and cash equivalents as presented in the Consolidated Balance Sheets, plus amounts available under its asset-based lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents, as determined in accordance with GAAP in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of the Company’s available highly liquid assets and immediate sources of financing.

(B)
Represents the sum of (1) $106.2 million of unused brrowing capacity underthe Company's Revolving Credit Facility discussed below, reduced by the $60.0 million minimum availability requirement and (2) the available borrowing capacity of $42.2 million under the Company's Mercury Receivables ABL Facility as discussed below.

Cash and cash equivalents totaled $526.6 million as of December 31, 2009, an increase of $209.1 million from $317.5 million as of December 31, 2008. Total debt as of December 31, 2009 and December 31, 2008, was $850.9 million and $731.7 million, respectively. As a result, the Company’s Net debt was reduced $89.9 million in 2009 to $324.3 million from $414.2 million in 2008. Brunswick’s debt-to-capitalization ratio increased to 80.2 percent as of December 31, 2009, from 50.1 percent as of December 31, 2008, as a result of the current year losses from continuing operations on Shareholders’ equity and increased debt levels.

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 9 – Financial Services. The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million that are secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25 percent, provided, however, that the one-month LIBOR rate shall not be less than 1.0 percent. Borrowings under the Mercury Receivables ABL Facility can be adjusted to $120.0 million to accommodate seasonal increases in accounts receivable from May to August. Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85 percent advance rate. The Company was also able to borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009, which is now declining ratably each month through November 2010. Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain amounts, pledged as collateral against the Mercury Receivables ABL Facility. The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage ratio covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 9 – Financial Services. The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million. The Company has since reduced the borrowings outstanding and ended 2009 with no borrowings under this facility. The amount of borrowing capacity available under this facility at December 31, 2009 was $42.2 million.

 The Company has a $400.0 million secured, asset-based revolving credit facility (Revolving Credit Facility) in place with a group of banks through May 2012, as described in Note 14 – Debt in the Notes to Consolidated Financial Statements. There were no loan borrowings under the Revolving Credit Facility in 2009 or 2008. The Company has the ability to issue up to $150.0 million in letters of credit under the Revolving Credit Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the Revolving Credit Facility.

The Company may borrow amounts under the Revolving Credit Facility equal to the value of the borrowing base, which consists of certain accounts receivable, inventory and machinery and equipment of certain of its domestic subsidiaries. The borrowing base had a value of $191.3 million, excluding cash, as of December 31, 2009. The Company had no borrowings outstanding under this facility at December 31, 2009. Letters of credit outstanding under the facility totaled $85.0 million as of December 31, 2009, resulting in unused borrowing capacity of $106.3 million. However, the Company’s borrowing capacity is also affected by the facility’s minimum fixed-charge coverage ratio covenant. This covenant requires that the Company meet a minimum fixed-charge coverage ratio test only if unused borrowing capacity under the facility falls below $60.0 million. If unused borrowing capacity under the facility exceeds $60.0 million, the Company need not meet the minimum fixed-charge coverage ratio covenant. Due to current operating performance, the Company’s fixed-charge coverage ratio was below the minimum requirement at the end of 2009. However, because the Company’s unused borrowing capacity under the Revolving Credit Facility exceeded $60.0 million at the end of the year, the Company is in compliance with the covenant. Taking into account the minimum availability requirement, the Company’s unused borrowing capacity is effectively reduced by $60.0 million to $46.3 million in order to maintain compliance with the covenant.  The Company expects unused borrowing capacity under the facility to continue to exceed $60.0 million (and therefore to be in compliance with the minimum fixed-charge coverage ratio covenant) during 2010.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  Through actions taken in 2009, the Company has reduced its near-term debt obligations, including the repayment of 99.6 percent of its notes due in 2011 and the reduction of the amounts outstanding on its 2013 notes to $153.4 million, representing the only significant long-term debt maturity from 2010 to 2015. Management expects that the Company’s near-term operating cash requirements, which have declined due to lower spending, will be met out of existing cash balances and free cash flow. Specifically, the Company is anticipating significantly reduced losses from continuing operations and restructuring activities in 2010 from increasing sales as the year progresses and plans on maintaining flat year-over-year working capital levels by increasing inventory turns, in line with historical levels, and reducing days sales outstanding in its accounts receivable. The Company also expects to receive a tax refund of $109.5 million in the first half of 2010 related to its 2009 federal domestic tax losses. The Company also plans to increase capital expenditures in 2010 to approximately $60 million to develop new products in anticipation of the slowly improving economy and to fund projects to reduce operating costs.  In 2010, the Company anticipates receiving approximately $35 million of additional funding, primarily from government programs, in connection with its plant consolidation activities in Fond du Lac, Wisconsin.  Based on the factors described above, the Company believes it will end 2010 with net debt levels comparable to the end of 2009.

Continued weakness in the marine marketplace may jeopardize the financial stability of the Company’s dealers. Specifically, dealer inventory levels may increase to levels higher than desired, inventory may be aged beyond preferred levels and dealers may experience reduced cash flow. These factors may impair a dealer’s ability to meet payment obligations to the Company or to third-party financing sources and to obtain financing to purchase new product. If a dealer is unable to meet its obligations to third-party financing sources, Brunswick may be required to repurchase a portion of its own products from these third-party financing sources. See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further details.

The aggregate funded status of the Company’s qualified pension plans, measured as a percentage of the projected benefit obligation, was 62.0 percent in 2009 compared to 63.2 percent in 2008. As of December 31, 2009, the Company’s qualified pension plans were underfunded on an aggregate projected benefit obligation basis by $418.7 million. See Note 15 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The Company contributed $10.0 million to its qualified pension plans in 2009. No contributions were required to be made to the Company’s qualified pension plans in 2008. The Company also contributed $11.6 million and $2.6 million to fund benefit payments in its nonqualified pension plan in 2009 and 2008, respectively. The 2009 contribution included an $8.5 million lump sum distribution to a former executive for benefits earned in the nonqualified pension plan. The Company anticipates contributing approximately $22 million to fund the qualified pension plans and approximately $3 million to cover benefit payments in the unfunded, nonqualified pension plans in 2010. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owns the remaining 51 percent. BAC commenced operations in 2003 and provides secured wholesale inventory floor-plan financing to Brunswick’s boat and engine dealers. BAC also purchased and serviced a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers. In 2009, this program was terminated and replaced with a new facility discussed below and in Note 14 – Debt.

The term of the joint venture extends through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal or purchase at the end of this term. Alternatively, either partner may terminate the agreement at the end of its term. Concurrent with finalizing the amended and restated asset-based revolving credit facility (Revolving Credit Facility) in the fourth quarter of 2008, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio covenant contained in the Revolving Credit Facility. Compliance with the fixed-charge coverage ratio covenant under the joint venture agreement is only required when the Company’s available, unused borrowing capacity under the Revolving Credit Facility is below $60.0 million. As available unused borrowing capacity under the Revolving Credit Facility was above $60.0 million at the end of 2009, the Company was not required to meet the minimum fixed-charge coverage ratio covenant.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners. BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC. The sales of these receivables meet the requirements of a “true sale” under ASC 860 “Transfers and Servicing,” and are therefore not retained on the financial statements of BAC. The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries. In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables. BFS and GECDF have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility. The Company records this income in Other income (expense), net, in the Consolidated Statements of Operations.

BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at December 31, 2009, and December 31, 2008, was $16.2 million and $26.7 million, respectively. The reduction in BFS’s total investment in BAC is the result of lower outstanding receivable balances, which resulted in a reduced investment requirement.

BFS recorded income related to the operations of BAC of $3.1 million, $7.5 million and $12.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts include amounts earned by BFS under the aforementioned income sharing agreement, but exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

Accounts receivable totaling $186.4 million, $715.4 million and $887.3 million were sold to BAC in 2009, 2008 and 2007, respectively. Fewer accounts receivable were sold to BAC in 2009 when compared to 2008 and 2007 due to the replacement of the program in May 2009. Discounts of $1.3 million, $5.8 million and $8.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, have been recorded as an expense in Other income (expense), net, in the Consolidated Statements of Operations. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.1 million, $2.6 million and $2.7 million in 2009, 2008 and 2007, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables. In May 2009, the Company entered into an asset-based lending facility (Mercury Receivables ABL Facility) with GECDF to replace the Mercury Marine accounts receivable sale program the Company had with BAC. See Note 14 – Debt for more details on the Company’s Mercury Receivables ABL Facility. Concurrent with entering into the Mercury Receivables ABL Facility, the Company repurchased $84.2 million of accounts receivable from BAC in May 2009. There was no outstanding balance of receivables sold to BAC as of December 31, 2009. The outstanding balance of receivables sold to BAC under the former Mercury Marine accounts receivable sale program was $77.4 million as of December 31, 2008.

In accordance with ASC 860, “Transfers and Servicing,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of receivables subject to recourse was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets. As a result of the Mercury Receivables ABL Facility transaction noted above, there is no outstanding retained interest recorded as of December 31, 2009. At December 31, 2008, the Company had a retained interest of $41.0 million of the total outstanding accounts receivable sold to BAC as a result of recourse provisions. The Company’s maximum exposure as of December 31, 2008, related to these amounts was $28.2 million. These balances are included in the amounts in Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Guarantees. Based on historical experience and current facts and circumstances, and in accordance with Accounting Standards Codification 460, “Guarantees,” the Company has reserves to cover potential losses associated with guarantees and repurchase obligations. Historical cash requirements and losses associated with these obligations have not been significant. See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of these arrangements.

Contractual Obligations

The following table sets forth a summary of the Company’s contractual cash obligations for continuing operations as of December 31, 2009:

	Payments due by period
		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years

Contractual Obligations
Debt (1)	$865.8	$11.5	$8.3	$165.7	$680.3
Interest payments on long-term debt	734.5	81.6	163.8	145.4	343.7
Operating leases (2)	163.4	41.3	62.0	29.0	31.1
Purchase obligations (3)	132.4	98.9	33.5	—	—
Deferred management compensation (4)	38.3	8.0	12.2	3.2	14.9
Other tax liabilities (5)	4.0	4.0	—	—	—
Other long-term liabilities (6)	206.6	55.5	96.0	18.8	36.3

Total contractual obligations	$2,145.0	$300.8	$375.8	$362.1	$1,106.3
__________

(1)	See Note 14 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company’s debt. “Debt” refers to future cash principal payments.

(2)	See Note 18 – Leases in the Notes to Consolidated Financial Statements for additional information on the Company’s operating leases.

(3)	Purchase obligations represent agreements with suppliers and vendors at the end of 2009 for raw materials and other supplies as part of the normal course of business.

(4)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability.

(5)
Represents the expected cash obligations related to the Company’s liability for uncertain income tax positions. As of December 31, 2009, the Company’s total liability for uncertain tax positions including interest was $45.9 million. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

(6)
Other long-term liabilities include amounts reflected on the balance sheet, which primarily include certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties and are treated as a secured obligation under ASC 460. Amounts above also include obligations under deferred revenue arrangements and future projected payments related to the Company’s nonqualified pension plans. Other long-term liabilities also include $22.2 million and $4.9 million scheduled to be paid during 2010 related to the Company’s qualified pension plans and its retiree health care and life insurance benefit plans, respectively. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

Legal Proceedings

See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure of the potential cash requirements related to legal and environmental proceedings.

Environmental Regulations

In its Marine Engine segment, Brunswick will continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California adopted regulations that required catalytic converters on sterndrive and inboard engines that became effective on January 1, 2008. The EPA adopted similar environmental regulations governing engine sales, effective January 1, 2010. Other environmental regulatory bodies in the United States and other countries may also impose higher emissions standards than are currently in effect for those regions. The Company expects to comply fully with these regulations, but compliance will increase the cost of these products for the Company and the industry. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

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

Revenue Recognition and Sales Incentives. The Company’s revenue is derived primarily from the sale of marine engines, parts and accessories, boats, fitness equipment, bowling products, retail bowling activities and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectibility is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotional activities and rebates. The estimated liability for sales incentives is recorded at the later of the time of program communication to the customer or at the time of sale. The liability is estimated based on the costs for the incentive program, the planned duration of the program and historical experience. If actual costs are different from estimated costs, the recorded value of the liability and revenue is adjusted.

Allowances for Doubtful Accounts. The Company records an allowance for uncollectible trade receivables based upon currently known bad debt risks and provides reserves based on loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of reserves. The Company also provides a reserve based on historical, current and estimated future purchasing levels in connection with its long-term notes receivable for Brunswick’s supply agreements. These assumptions are re-evaluated considering the customer’s financial position and product purchase volumes. Changes to the allowance for doubtful accounts may be required if a future event or other circumstance results in a change in the estimate of the ultimate collectibility of a specific account or note.

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

Restructuring. From time to time, the Company engages in actions associated with cost reduction initiatives. The Company’s restructuring actions require significant estimates including: (a) expenses for severance and other employee separation costs, (b) remaining lease obligations, including sublease income, and (c) other exit costs. The Company has accrued amounts that it believes are its best estimates of the obligations it expects to incur in connection with these actions, but these estimates are subject to change due to market conditions and final negotiations. Should the actual amounts differ from the originally estimated amounts, Brunswick’s earnings could decrease.

The Company recognized $172.5 million, $177.3 million and $22.2 million in restructuring charges in 2009, 2008 and 2007, respectively, which are discussed in more detail in Note 2 - Restructuring Activities in the Notes to Consolidated Financial Statements.

Goodwill and Indefinite-lived Intangible Assets. In assessing the value of goodwill and indefinite-lived intangible assets, management relies on a number of factors to value anticipated future cash flows including operating results, business plans and present value techniques. Rates used to value and discount cash flows are dependent upon royalty rate assumptions, interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management must exercise its judgment in applying them to the analysis of intangible asset impairment. It is possible that operating results or assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

Long-Lived Assets. In accordance with ASC 360, “Property, Plant and Equipment,” (ASC 360), the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. The Company tested its long-lived asset balances for impairment as triggering events occurred during 2009, 2008 and 2007, resulting in impairment charges of $68.1 million, $59.9 million and $4.8 million, respectively, which are recognized in Restructuring, exit and impairment charges in the Consolidated Statements of Operations.

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

Postretirement Benefit Reserves. Postretirement costs and obligations are actuarially determined and are affected by assumptions, including the discount rate, the estimated future return on plan assets, the annual rate of increase in compensation for plan employees, the increase in costs of health care benefits and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary. Postretirement benefit reserves are determined in accordance with ASC 715, “Compensation – Retirement Benefits.”

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the realizability of net deferred tax assets and, as necessary, records valuation allowances against them. The Company estimates its tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company’s application of those laws and regulations. These factors may cause the Company’s tax rate and deferred tax balances to increase or decrease.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)) (codified under ASC 805, “Business Combinations”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition, but will affect future acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS 161) (codified within ASC 815 “Derivatives and Hedging”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of this statement resulted in the Company expanding its disclosures relative to its derivative instruments and hedging activity, as reflected in Note 12 – Financial Instruments.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2) (codified within ASC 320 “Investments – Debt and Equity Securities”). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of these statements did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) (codified within ASC 825 “Financial Instruments”). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company has included the required disclosures as reflected in Note 12 – Financial Instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165) (codified within ASC 855 “Subsequent Events”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition as management followed a similar approach prior to the adoption of this standard.  See Note 21 – Subsequent Events for further discussion.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166) (codified within ASC 860 “Transfers and Servicing”). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (codified within ASC 810 “Consolidation”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168) (codified within ASC 105 “Generally Accepted Accounting Principles”). SFAS 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB’s Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption of these pronouncements did not impact the Company’s consolidated results of operations and financial condition; however, the Company was required to update its disclosures where appropriate. The Company used the FASB Accounting Standards Codification as its source of authoritative U.S. GAAP within this report.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05) (codified within ASC 820 “Fair Value Measurements and Disclosures”). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)” (ASU 2009-12) (codified within ASC 820 “Fair Value Measurements and Disclosures”). ASU 2009-12 amends the input classification guidance under ASC Topic 820. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820 “Fair Value Measurements and Disclosures”). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2010-06 may have on the Company’s consolidated financial statements.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K (Annual Report) are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report.

Placing undue reliance on the Company’s forward-looking statements should be avoided, as the forward-looking statements represent the Company’s views only as of the date this Annual Report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company’s principal currency exposures relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, British pound and New Zealand dollar. Hedging of anticipated transactions is accomplished with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the asset or liability, respectively.

Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum and natural gas.

The following analyses provide quantitative information regarding the Company’s exposure to foreign currency exchange rate risk and commodity price risk. The Company uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and commodity prices. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion.

The amounts shown below represent the estimated reduction in fair market value that the Company would incur on its derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates, and commodity prices.

(in millions)	2009	2008
Risk Category
Foreign exchange	$11.5	$17.7
Commodity prices	$2.1	$1.7

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 53.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), the Company has evaluated its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a -15(e) and 15d -15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed has been made known in a timely manner.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report for the fiscal year ended December 31, 2009. Management’s report is included in the Company’s 2009 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to the Directors of the Company is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to the Company’s Audit Committee and the Company’s code of ethics is incorporated by reference from the discussion under the heading Corporate Governance in the Proxy Statement. Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 53. The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 113.

Index to Financial Statements and Financial Statement Schedule

Brunswick Corporation

BRUNSWICK CORPORATION

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for the preparation, integrity and objectivity of the financial statements and other financial information presented in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect the effects of certain estimates and judgments made by management.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009. The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 22, 2010

/s/ DUSTAN E. McCOY	/s/ PETER B. HAMILTON
Dustan E. McCoy	Peter B. Hamilton
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Brunswick Corporation

We have audited Brunswick Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brunswick Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Brunswick Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brunswick Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of Brunswick Corporation and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2010

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brunswick Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2010

BRUNSWICK CORPORATION
Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2009	2008	2007

Net sales	$2,776.1	$4,708.7	$5,671.2
Cost of sales	2,460.5	3,841.3	4,513.4
Selling, general and administrative expense	625.1	668.4	827.5
Research and development expense	88.5	122.2	134.5
Goodwill impairment charges	-	377.2	-
Trade name impairment charges	-	133.9	66.4
Restructuring, exit and impairment charges	172.5	177.3	22.2
Operating earnings (loss)	(570.5)	(611.6)	107.2
Equity earnings (loss)	(15.7)	6.5	21.3
Investment sale gains	-	23.0	-
Other income (expense), net	(2.5)	(2.6)	7.8
Earnings (loss) before interest, loss on early extinguishment of debt and income taxes	(588.7)	(584.7)	136.3
Interest expense	(86.1)	(54.2)	(52.3)
Interest income	3.2	6.7	8.7
Loss on early extinguishment of debt	(13.1)	-	-
Earnings (loss) before income taxes	(684.7)	(632.2)	92.7
Income tax provision (benefit)	(98.5)	155.9	13.1
Net earnings (loss) from continuing operations	(586.2)	(788.1)	79.6

Discontinued operations:
Earnings from discontinued operations, net of tax	–	–	2.2
Gain on disposal of discontinued operations, net of tax	–	–	29.8
Net earnings from discontinued operations	–	–	32.0

Net earnings (loss)	$(586.2)	$(788.1)	$111.6

Earnings (loss) per common share:
Basic
Net earnings (loss) from continuing operations	$(6.63)	$(8.93)	$0.88
Net earnings from discontinued operations	–	–	0.36

Net earnings (loss)	$(6.63)	$(8.93)	$1.24

Diluted
Net earnings (loss) from continuing operations	$(6.63)	$(8.93)	$0.88
Net earnings from discontinued operations	–	–	0.36

Net earnings (loss)	$(6.63)	$(8.93)	$1.24

Weighted average shares used for computation of:
Basic earnings (loss) per share	88.4	88.3	89.8
Diluted earnings (loss) per share	88.4	88.3	90.2

Cash dividends declared per common share	$0.05	$0.05	$0.60

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions)	2009	2008

Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$526.6	$317.5
Accounts and notes receivable, less allowances of $47.7 and $41.7	332.4	444.8
Inventories
Finished goods	234.4	457.7
Work-in-process	174.3	248.2
Raw materials	76.2	105.8
Net inventories	484.9	811.7
Deferred income taxes	79.3	103.2
Prepaid expenses and other	35.5	59.7
Current assets	1,458.7	1,736.9

Property
Land	100.0	107.1
Buildings and improvements	678.3	683.8
Equipment	1,078.9	1,156.6
Total land, buildings and improvements and equipment	1,857.2	1,947.5
Accumulated depreciation	(1,221.8)	(1,155.4)
Net land, buildings and improvements and equipment	635.4	792.1
Unamortized product tooling costs	88.9	125.5
Net property	724.3	917.6

Other assets
Goodwill	292.5	290.9
Other intangibles	75.6	86.6
Investments	56.7	75.4
Other long-term assets	101.6	116.5
Other assets	526.4	569.4

Total assets	$2,709.4	$3,223.9

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions, except share data)	2009	2008

Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including $1.8 and $1.3 of current maturities of long-term debt	$11.5	$3.2
Accounts payable	261.2	301.3
Accrued expenses	633.9	696.7
Current liabilities	906.6	1,001.2

Long-term liabilities
Debt	839.4	728.5
Deferred income taxes	10.1	25.0
Postretirement benefits	535.7	528.3
Other	207.3	211.0
Long-term liabilities	1,592.5	1,492.8

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	415.1	412.3
Retained earnings	505.3	1,095.9
Treasury stock, at cost: 14,275,000 and 14,793,000 shares	(412.2)	(422.9)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	39.7	28.8
Defined benefit plans:
Prior service credits	15.5	1.9
Net actuarial losses	(438.8)	(462.9)
Unrealized investment gains (losses)	2.6	(2.5)
Unrealized gains on derivatives	6.2	2.4
Total accumulated other comprehensive loss	(374.8)	(432.3)
Shareholders’ equity	210.3	729.9

Total liabilities and shareholders’ equity	$2,709.4	$3,223.9

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2009	2008	2007

Cash flows from operating activities
Net earnings (loss)	$(586.2)	$(788.1)	$111.6
Less: net earnings from discontinued operations	–	–	32.0
Net earnings (loss) from continuing operations	(586.2)	(788.1)	79.6
Depreciation and amortization	157.3	177.2	180.1
Deferred income taxes	(99.2)	236.2	(44.4)
Pension expense, net of funding	74.6	11.3	9.4
Goodwill, trade name, and other long-lived asset impairments	63.0	564.3	66.8
Provision for doubtful accounts	49.7	32.3	10.7
Equity in earnings of unconsolidated affiliates, net of dividends	16.0	1.3	(9.7)
Loss on early extinguishment of debt	13.1	–	–
Changes in certain current assets and current liabilities
Change in accounts and notes receivable	159.9	91.1	(56.6)
Change in inventory	325.1	81.7	(42.9)
Change in prepaid expenses and other	12.5	(2.3)	3.3
Change in accounts payable	(39.9)	(135.0)	(13.5)
Change in accrued expenses	(56.8)	(167.8)	102.5
Income taxes	91.2	(72.5)	50.8
Repurchase of accounts receivable	(84.2)	–	–
Other, net	29.4	(41.8)	8.0
Net cash provided by (used for) operating activities of continuing operations	125.5	(12.1)	344.1
Net cash used for operating activities of discontinued operations	–	–	(29.8)
Net cash provided by (used for) operating activities	125.5	(12.1)	314.3

Cash flows from investing activities
Capital expenditures	(33.3)	(102.0)	(207.7)
Acquisitions of businesses, net of cash acquired	–	–	(6.2)
Investments	6.2	20.0	4.1
Proceeds from investment sales	–	45.5	–
Proceeds from the sale of property, plant and equipment	13.0	28.3	10.1
Other, net	1.8	17.2	25.6
Net cash (used for) provided by investing activities of continuing operations	(12.3)	9.0	(174.1)
Net cash provided by investing activities of discontinued operations	–	–	75.6
Net cash (used for) provided by investing activities	(12.3)	9.0	(98.5)

Cash flows from financing activities
Net issuances of short-term debt	7.7	(7.4)	–
Initial proceeds from asset based lending facility	81.1	–	–
Net payments related to asset based lending facility	(81.1)	–	–
Net proceeds from issuance of long-term debt	353.7	252.0	0.7
Payments of long-term debt including current maturities	(247.9)	(251.0)	(0.9)
Payments of premium on debt	(13.2)	–	–
Cash dividends paid	(4.4)	(4.4)	(52.6)
Stock repurchases	–	–	(125.8)
Stock options exercised	–	–	10.8
Net cash provided by (used for) financing activities of continuing operations	95.9	(10.8)	(167.8)
Net cash provided by (used for) financing activities of discontinued operations	–	–	–
Net cash provided by (used for) financing activities	95.9	(10.8)	(167.8)

Net increase (decrease) in cash and cash equivalents	209.1	(13.9)	48.0
Cash and cash equivalents at January 1	317.5	331.4	283.4

Cash and cash equivalents at December 31	$526.6	$317.5	$331.4

Supplemental cash flow disclosures:
Interest paid	$89.1	$48.3	$54.8
Income taxes paid (received), net	$(90.6)	$(7.8)	$6.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(in millions, except per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2006	$76.9	$378.7	$1,820.7	$(315.5)	$(89.0)	$1,871.8

Net earnings	—	—	111.6	—	—	111.6
Translation adjustments, net of tax	—	—	—	—	12.0	12.0
Unrealized investment gains, net of tax	—	—	—	—	1.7	1.7
Unrealized losses on derivatives, net of tax	—	—	—	—	(8.5)	(8.5)
Defined benefit plans:
Prior service credits, net of tax	—	—	—	—	2.0	2.0
Net actuarial gains, net of tax	—	—	—	—	29.1	29.1

Comprehensive income	—	—	111.6	—	36.3	147.9
Adoption of FASB Interpretation No. 48 (codified within ASC 740 “Income Taxes”)	—	—	8.7	—	—	8.7
Dividends ($0.60 per common share)	—	—	(52.6)	—	—	(52.6)
Stock repurchases	—	—	—	(125.8)	—	(125.8)
Tax benefit relating to stock options	—	1.2	—	—	—	1.2
Compensation plans and other	—	29.1	—	12.6	—	41.7

Balance, December 31, 2007	76.9	409.0	1,888.4	(428.7)	(52.7)	1,892.9

Net loss	—	—	(788.1)	—	—	(788.1)
Translation adjustments, net of tax	—	—	—	—	(22.0)	(22.0)
Unrealized investment losses, net of tax	—	—	—	—	(4.0)	(4.0)
Unrealized gains on derivatives, net of tax	—	—	—	—	5.6	5.6
Defined benefit plans:
Prior service credits, net of tax	—	—	—	—	11.1	11.1
Net actuarial losses, net of tax	—	—	—	—	(370.3)	(370.3)

Comprehensive loss	—	—	(788.1)	—	(379.6)	(1,167.7)
Dividends ($0.05 per common share)	—	—	(4.4)	—	—	(4.4)
Compensation plans and other	—	3.3	—	5.8	—	9.1

Balance, December 31, 2008	76.9	412.3	1,095.9	(422.9)	(432.3)	729.9

Net loss	—	—	(586.2)	—	—	(586.2)
Translation adjustments, net of tax	—	—	—	—	10.9	10.9
Unrealized investment gains, net of tax	—	—	—	—	5.1	5.1
Unrealized gains on derivatives, net of tax	—	—	—	—	3.8	3.8
Defined benefit plans:
Prior service credits, net of tax	—	—	—	—	13.6	13.6
Net actuarial gains, net of tax	—	—	—	—	24.1	24.1

Comprehensive income (loss)	—	—	(586.2)	—	57.5	(528.7)
Dividends ($0.05 per common share)	—	—	(4.4)	—	—	(4.4)
Compensation plans and other	—	2.8	—	10.7	—	13.5

Balance, December 31, 2009	$76.9	$415.1	$505.3	$(412.2)	$(374.8)	$210.3

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

– The reported amounts of assets and liabilities at the date of the financial statements;

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

– Environmental reserves;

– Insurance reserves;

– Income tax reserves;

– Valuation of goodwill and other intangible assets;

– Valuation allowances on deferred tax assets;

– Reserves related to repurchase and recourse obligations;

– Reserves related to restructuring activities; and

– Postretirement benefit liabilities.

Brunswick Corporation
Notes to Consolidated Financial Statements

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

Accounts receivable in 2008 also include domestic accounts receivable sold with full and partial recourse by Brunswick’s Marine Engine segment to Brunswick Acceptance Company, LLC (BAC). This program was terminated and replaced in May 2009, as discussed in Note 9 – Financial Services. As of December 31, 2008, the Company had a retained interest in $41.0 million of the total outstanding accounts receivable sold to BAC as a result of recourse provisions. The Company’s maximum exposure as of December 31, 2008, related to these amounts was $28.2 million. In accordance with Accounting Standards Codification (ASC) 860, “Transfers and Servicing,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation. Accordingly, the amount of receivables subject to recourse was recorded in Accounts and notes receivable with an offsetting amount recorded in Accrued expenses in the Consolidated Balance Sheets. These balances are included in the amounts in Note 11 – Commitments and Contingencies.

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 43 percent and 62 percent of Brunswick’s inventories were determined by the first-in, first-out method (FIFO) at December 31, 2009 and 2008, respectively. Inventories valued at the last-in, first-out method (LIFO), which results in a better matching of costs and revenue, were $118.2 million and $121.0 million lower than the FIFO cost of inventories at December 31, 2009 and 2008, respectively. Inventory cost includes material, labor and manufacturing overhead. During 2009 and 2008, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers. LIFO liquidations decreased cost of sales by $11.2 million and $3.0 million in 2009 and 2008, respectively.

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling owned by the Company and used in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the useful life of the applicable product, for a period not to exceed eight years. Gains and losses recognized on the sale and disposal of property are included in either Selling, general and administrative (SG&A) expenses or Restructuring, exit and impairment charges. The amount of gains and losses for the years ended December 31 was as follows:

(in millions)	2009	2008	2007

Gains on the sale of property	$6.0	$4.2	$4.2
Losses on the sale and disposal of property	(11.9)	(4.4)	(2.5)

Net gains (losses) on sale and disposal of property	$(5.9)	$(0.2)	$1.7

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

Brunswick Corporation
Notes to Consolidated Financial Statements

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. Under Accounting Standards Codification (ASC) 350, “Intangibles – Goodwill and Other,” (ASC 350), the amortization of goodwill and indefinite-lived intangible assets is no longer permitted; however, these assets must be reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill is a two-step process. The first step is to compare the fair value of a reporting unit with its carrying amount. The Company considers the Boat segment, Marine Engine segment, Fitness segment, bowling products business, bowling retail business and billiards business within the Bowling & Billiards segment to be reporting units for goodwill testing. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

The Company’s primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, to their estimated residual values using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid had the Company not owned the trade name and instead licensed the trade name from another company.

Investments. For investments in which Brunswick owns or controls from 20 percent to 50 percent of the voting shares, which includes all of Brunswick’s unconsolidated joint venture investments, the equity method of accounting is used. The Company’s share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations. The Company accounts for its long-term investments that represent less than 20 percent ownership using ASC 320 “Investments – Debt and Equity Securities” (ASC 320). The Company has investments in certain equity securities that have readily determinable market values and are being accounted for as available-for-sale equity investments in accordance with ASC 320. Therefore, these investments are recorded at fair market value with changes reflected in Accumulated other comprehensive income (loss), a component of Shareholders’ equity, on an after-tax basis.

Other investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments, and at December 31, 2009 and 2008, such investments were recorded at the lower of cost or fair value.

Long-Lived Assets. In accordance with ASC 360, “Property, Plant and Equipment,” (ASC 360), the Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. The Company tested its long-lived asset balances for impairment as triggering events occurred during 2009, 2008 and 2007, resulting in impairment charges of $68.1 million, $59.9 million and $4.8 million, respectively, which are recognized in Restructuring, exit and impairment charges in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets are primarily long-term notes receivable, which include cash advances made to customers, principally boat builders and fitness equipment customers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. The reduction in the note receivable balance is recorded as a reduction in the Company’s sales revenue as a sales discount. In the event sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2009 and 2008, totaled $8.9 million and $23.4 million, respectively. One boat builder customer and its owner comprised approximately 60 percent and 33 percent of these amounts as of December 31, 2009 and 2008, respectively.

Brunswick Corporation
Notes to Consolidated Financial Statements

Other long-term notes receivable also include leases and other long-term receivables originated by the Company and assigned to third parties. As of December 31, 2009 and 2008, these amounts totaled $46.3 million and $55.4 million, respectively. Under ASC 860, the assignment is treated as a secured obligation as a result of the Company’s commitment to repurchase the obligation in the event of customer non-payment. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities — Other.

Revenue Recognition. Brunswick’s revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment, bowling products, bowling retail activities and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectibility is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Advertising Costs. Advertising and promotion costs are included in SG&A expenses and expensed when the advertising first takes place. Advertising and promotion costs were $33.8 million, $62.0 million and $71.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Comprehensive Income (Loss). Accumulated other comprehensive loss includes prior service costs and credits and net actuarial gains and losses for defined benefit plans, currency translation adjustments and unrealized derivative and investment gains and losses, all net of tax. The net effect of these items reduced Shareholders’ equity on a cumulative basis by $374.8 million and $432.3 million as of December 31, 2009 and 2008, respectively. The change from 2008 to 2009 was primarily due to a decrease in net actuarial losses related to the Company’s pension benefit plan and negative plan amendments in the postretirement benefit plans totaling $24.1 million, largely resulting from the amortization of net actuarial losses during 2009. Additionally, Prior service credits increased by $13.6 million primarily as a result of curtailments in the Company’s pension and postretirement benefit plans, and favorable foreign currency translation adjustments of $10.9 million reduced the Company’s Accumulated other comprehensive loss. The tax effect included in Accumulated other comprehensive loss increased losses by $40.9 million and $11.0 million, for which a corresponding valuation allowance has been recorded as of December 31, 2009 and 2008, respectively.

Stock-Based Compensation. The Company accounts for Stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation,” which requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. See Note 16 – Stock Plans and Management Compensation for a description of the Company’s accounting for stock-based compensation plans.

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

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) (codified under ASC 820, “Fair Value Measurements and Disclosures,”) (ASC 820), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 6 – Fair Value Measurements in the Notes to Consolidated Financial Statements for additional disclosures.

Brunswick Corporation
Notes to Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (SFAS 159) (codified under ASC 820). SFAS 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt the SFAS 159 fair value option.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)) (codified under ASC 805, “Business Combinations”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition, but will affect future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160) (codified within ASC 810 “Consolidation”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS 161) (codified within ASC 815 “Derivatives and Hedging”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of this statement resulted in the Company expanding its disclosures relative to its derivative instruments and hedging activity, as reflected in Note 12 – Financial Instruments.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1) (codified under ASC 715 “Compensation – Retirement Benefits”). FSP FAS 132(R)-1 amends SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 resulted in additional disclosures about the Company’s pension plan assets as reflected in Note 15 – Postretirement Benefits.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1) (codified within ASC 260 “Earnings Per Share”). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented be adjusted retrospectively to conform to its provisions. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2) (codified within ASC 320 “Investments – Debt and Equity Securities”). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of these statements did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) (codified within ASC 825 “Financial Instruments”). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company has included the required disclosures as reflected in Note 12 – Financial Instruments.

Brunswick Corporation
Notes to Consolidated Financial Statements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165) (codified within ASC 855 “Subsequent Events”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition as management followed a similar approach prior to the adoption of this standard.  See Note 21 – Subsequent Events for further discussion.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166) (codified within ASC 860 “Transfers and Servicing”). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (codified within ASC 810 “Consolidation”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168) (codified within ASC 105 “Generally Accepted Accounting Principles”). SFAS 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB’s Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption of these pronouncements did not impact the Company’s consolidated results of operations and financial condition; however, the Company was required to update its disclosures where appropriate.  The Company used the FASB Accounting Standards Codification as its source of authoritative U.S. GAAP within this report.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05) (codified within ASC 820 “Fair Value Measurements and Disclosures”). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)” (ASU 2009-12) (codified within ASC 820 “Fair Value Measurements and Disclosures”). ASU 2009-12 amends the input classification guidance under ASC Topic 820. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

Brunswick Corporation
Notes to Consolidated Financial Statements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) (codified within ASC Topic 605 “Revenue Recognition”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2009-13 may have on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820 “Fair Value Measurements and Disclosures”). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company is currently evaluating the impact that the adoption of the amendments to the FASB Accounting Standards Codification resulting from ASU 2010-06 may have on the Company’s consolidated financial statements.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007, 2008 and 2009 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth. These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Statement of Operations during 2007, 2008 and 2009.

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

Asset Disposition Actions – These amounts primarily relate to sales of assets and definite-lived asset impairments of:
•	Fixed assets
•	Tooling
•	Patents and proprietary technology
•	Dealer networks

Impairments of definite-lived assets are recognized when, as a result of the restructuring activities initiated, the carrying amount of the long-lived asset is not expected to be fully recoverable, in accordance with ASC 360, “Property, Plant, and Equipment.” The impairments recognized were equal to the difference between the carrying amount of the asset and the fair value of the asset, which was determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs were not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred. The Company considers actions related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the sale of the Valley-Dynamo and Integrated Dealer Systems businesses and the divestiture of MotoTron, a designer and supplier of engine control and vehicle networking systems, to be exit activities. All other actions taken are considered to be restructuring activities.

Brunswick Corporation
Notes to Consolidated Financial Statements

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for 2009, 2008 and 2007.  The 2009 charge consists of expenses related to actions initiated in both 2009 and 2008.  The 2008 charge consists of expenses related to actions initiated in 2008.  The 2007 charge consists of expenses related to actions initiated in 2007 and 2006.

(in millions)	2009	2008	2007

Restructuring activities
Employee termination and other benefits	$44.1	$44.2	$4.0
Current asset write-downs	6.4	5.9	—
Transformation and other costs:
Consolidation of manufacturing footprint	49.9	58.8	3.0
Retention and relocation costs	0.1	5.5	—
Consulting costs	0.3	5.4	—
Exit activities
Employee termination and other benefits	0.8	3.3	1.6
Current asset write-downs	1.4	8.8	4.5
Transformation and other costs:
Consolidation of manufacturing footprint	1.4	4.8	4.3
Gain on sale of non-strategic assets	—	(12.6)	—
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	68.1	59.9	4.8
Gain on sale of non-strategic assets	—	(6.7)	—

Total restructuring, exit and impairment charges	$172.5	$177.3	$22.2

The Company anticipates it will incur approximately $30 million of additional restructuring charges in 2010. Approximately $5 million of this amount relates to known restructuring activities that will be initiated in 2010, and approximately $25 million relates to restructuring activities initiated in 2009. The Company does not anticipate incurring additional charges for restructuring activities initiated prior to 2009. The Company expects most of these charges will be incurred in the Boat and Marine Engine segments. Further reductions in demand for the Company’s products, or further opportunities to reduce costs, may result in additional restructuring, exit or impairment charges in 2010.

Actions initiated in 2009

During 2009, the Company continued its restructuring activities by reducing the Company’s global workforce, consolidating manufacturing operations and disposing of non-strategic assets.  During the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, which currently produces the Company’s outboard engines.  This plant consolidation effort is expected to occur through 2011.  In connection with this action, the Company’s hourly union workforce in Fond du Lac ratified a new collective bargaining agreement on August 31, 2009, which resulted in net restructuring charges as a result of incentives and changes to employees’ current and postretirement benefits.  The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009 and began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009, including the previously mothballed plants in Navassa and Swansboro, North Carolina, and its Riverview plant in Knoxville, Tennessee. The Company also recorded impairments during 2009 on tooling, its Cape Canaveral, Florida property and on a marina in St. Petersburg, Florida, to record these assets at their fair value. These actions in the Company’s marine businesses are expected to provide long-term cost savings by reducing its fixed-cost structure.

Brunswick Corporation
Notes to Consolidated Financial Statements

    The restructuring, exit and impairment charges recorded in 2009, related to actions initiated in 2009 for each of the Company’s reportable segments, are summarized below:

(in millions)	2009

Marine Engine	$45.0
Boat	72.0
Fitness	2.1
Bowling & Billiards	1.1
Corporate	5.6

Total	$125.8

    The following is a summary of the charges by category associated with the 2009 restructuring activities:

(in millions)	2009

Restructuring activities
Employee termination and other benefits	$35.6
Current asset write-downs	4.0
Transformation and other costs:
Consolidation of manufacturing footprint	28.8
Retention and relocation costs	0.1
Consulting costs	0.3
Exit activities
Transformation and other costs (gains):
Consolidation of manufacturing footprint	(1.9)
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	58.9

Total restructuring, exit and impairment charges	$125.8

    The restructuring, exit and impairment charges related to actions initiated in 2009, for each of the Company’s reportable segments for 2009, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$19.5	$10.7	$2.0	$0.8	$2.6	$35.6
Current asset write-downs	0.7	3.3	—	—	—	4.0
Transformation and other costs	20.6	3.4	0.1	0.2	3.0	27.3
Asset disposition actions	4.2	54.6	—	0.1	—	58.9

Total restructuring, exit and impairment charges	$45.0	$72.0	$2.1	$1.1	$5.6	$125.8

Brunswick Corporation
Notes to Consolidated Financial Statements

The following table summarizes the 2009 charges taken for restructuring, exit and impairment charges related to actions initiated in 2009.  The accrued amounts remaining as of December 31, 2009, represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued cost is included in Accrued expenses in the Condensed Balance Sheets.

(in millions)	Costs Recognized in 2009	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2009

Employee termination and other benefits	$35.6	$—	$(27.1)	$8.5
Current asset write-downs	4.0	(4.0)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	26.9	(15.6)	(9.3)	2.0
Retention and relocation costs	0.1	—	(0.1)	—
Consulting costs	0.3	—	(0.3)	—
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	58.9	(58.9)	—	—

Total restructuring, exit and impairment charges	$125.8	$(78.5)	$(36.8)	$10.5

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

The Company announced additional actions in June 2008 as a result of the prolonged downturn in the U.S. marine market. The plan was designed to improve performance and better position the Company for current market conditions. The plan resulted in significant changes in the Company’s organizational structure, most notably by reducing the complexity of its operations and further shrinking its North American manufacturing footprint. Specifically, the Company announced: the closure of its production facility in Newberry, South Carolina, due to its decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna; its intention to close four additional boat plants; and the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiards business.

During the third quarter of 2008, the Company accelerated its previously announced efforts to resize the Company in light of extraordinary developments within global financial markets that affected the recreational marine industry. Specifically, the Company announced the closure of its boat production facilities in Cumberland, Maryland; Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington. The Company also decided to mothball its plant in Navassa, North Carolina. The Company completed the Cumberland, Roseburg, Arlington and Navassa facility shutdowns in the fourth quarter of 2008, and completed the Pipestone facility shutdown in the first quarter of 2009.

Brunswick Corporation
Notes to Consolidated Financial Statements

The restructuring, exit and impairment charges recorded in 2009 and 2008, related to actions initiated in 2008 for each of the Company’s reportable segments, are summarized below:

(in millions)	2009	2008

Marine Engine	$3.3	$32.4
Boat	35.8	98.7
Fitness	—	3.3
Bowling & Billiards	4.2	21.7
Corporate	3.4	21.2

Total	$46.7	$177.3

The following is a summary of the total expense by category associated with the 2008 restructuring initiatives recognized during 2009 and 2008:

(in millions)	2009	2008

Restructuring activities:
Employee termination and other benefits	$8.5	$44.2
Current asset write-downs	2.4	5.9
Transformation and other costs:
Consolidation of manufacturing footprint	21.1	58.8
Retention and relocation costs	—	5.5
Consulting costs	—	5.4
Exit activities:
Employee termination and other benefits	0.8	3.3
Current asset write-downs	1.4	8.8
Transformation and other costs:
Consolidation of manufacturing footprint	3.3	4.8
Gain on sale of non-strategic assets	—	(12.6)
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	9.2	59.9
Gain on sale of non-strategic assets	—	(6.7)

Total restructuring, exit and impairment charges	$46.7	$177.3

The restructuring, exit and impairment charges for actions initiated in 2008 for each of the Company’s reportable segments for the year ended December 31, 2009, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$0.9	$6.8	$1.2	$0.4	$9.3
Current asset write-downs	0.8	1.9	1.1	—	3.8
Transformation and other costs	1.6	20.8	1.9	0.1	24.4
Asset disposition actions	—	6.3	—	2.9	9.2

Total restructuring, exit and impairment charges	$3.3	$35.8	$4.2	$3.4	$46.7

Brunswick Corporation
Notes to Consolidated Financial Statements

The restructuring, exit and impairment charges for actions initiated in 2008 for each of the Company’s reportable segments for the year ended December 31, 2008 are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee terminations and other benefits	$19.2	$19.7	$1.3	$4.4	$2.9	$47.5
Current asset write-downs	2.9	6.2	2.0	3.6	—	14.7
Transformation and other costs	1.0	45.8	—	1.4	13.7	61.9
Asset disposition actions	9.3	27.0	—	12.3	4.6	53.2

Total restructuring, exit and impairment charges	$32.4	$98.7	$3.3	$21.7	$21.2	$177.3

The following table summarizes the 2009 charges taken for restructuring, exit and impairment related to actions initiated in 2008.  The accrued amounts as of December 31, 2009, represent estimated cash expenditures needed to satisfy remaining obligations.  The majority of the costs are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2009	Costs Recognized in 2009	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2009

Employee termination and other benefits	$17.0	$9.3	$—	$(25.1)	$1.2
Current asset write-downs	—	3.8	(3.8)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	5.7	24.4	—	(28.2)	1.9
Retention and relocation costs	0.8	—	—	(0.8)	—
Consulting costs	4.5	—	—	(4.5)	—
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	—	9.2	(9.2)	—	—

Total restructuring, exit and impairment charges	$28.0	$46.7	$(13.0)	$(58.6)	$3.1

Actions initiated in 2007

In 2007, the Company initiated restructuring activities to consolidate certain boat manufacturing facilities in connection with the purchase of a manufacturing facility in Navassa, North Carolina; closure of a manufacturing facility in Aberdeen, Mississippi and the shift of its boat production to Fort Wayne, Indiana; and elimination of assembly operations for certain engines in Europe. Through 2007, the Company incurred restructuring costs of $18.1 million related to these initiatives. At December 31, 2007, the Company estimated that it would incur additional expenses of approximately $7 million related to these initiatives during 2008; however, the Company subsequently adjusted its plans and did not incur any significant additional costs for these initiatives during 2009 or 2008.

Brunswick Corporation
Notes to Consolidated Financial Statements

Actions initiated in 2006

In November 2006, the Company announced initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. The restructuring initiatives included the consolidation of certain boat manufacturing facilities, sales offices and distribution warehouses and reductions in the Company’s global workforce. Through 2006, the Company incurred restructuring costs of $17.1 million related to these initiatives. At December 31, 2006, the Company estimated that it would incur additional expenses of approximately $9 million related to these initiatives during 2007; however, the Company actually incurred approximately $4 million of additional costs in 2007, which concluded the 2006 initiatives.
The restructuring, exit and impairment charges recorded in 2007, related to actions initiated in 2007 and 2006 for each of the Company’s reportable segments, are summarized below:

(in millions)	2007

Marine Engine	$4.8
Boat	14.5
Fitness	—
Bowling & Billiards	2.8
Corporate	0.1

Total	$22.2

The following is a summary of the total expense by category associated with the 2007 and 2006 restructuring initiatives recognized during 2007:

(in millions)	2007

Restructuring activities:
Employee termination and other benefits	$4.0
Transformation and other costs:
Consolidation of manufacturing footprint	3.0
Exit activities:
Employee termination and other benefits	1.6
Current asset write-downs	4.5
Transformation and other costs:
Consolidation of manufacturing footprint	4.3
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	4.8

Total restructuring, exit and impairment charges	$22.2

The restructuring, exit and impairment charges for actions initiated in 2007 and 2006 for each of the Company’s reportable segments for the year ended December 31, 2007, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$2.5	$3.0	$—	$0.1	$5.6
Current asset write-downs	—	4.5	—	—	4.5
Transformation and other costs	2.3	5.0	—	—	7.3
Asset disposition actions	—	2.0	2.8	—	4.8

Total restructuring, exit and impairment charges	$4.8	$14.5	$2.8	$0.1	$22.2

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 3 – Goodwill and Trade Name Impairments

Brunswick accounts for goodwill and identifiable intangible assets in accordance with ASC 350 “Intangibles – Goodwill and Other” (ASC 350). Under this standard, Brunswick assesses the impairment of goodwill and indefinite-lived intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. After completing its annual impairment test, the Company did not record any goodwill or indefinite-lived intangible asset impairments during 2009.

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

As a result of the lower fair value estimates, Brunswick concluded that the carrying amounts of its Boat segment reporting unit and the bowling retail and billiards reporting units within the Bowling & Billiards segment exceeded their respective fair values. As a result, the Company compared the implied fair value of the goodwill in each reporting unit with the carrying value and recorded a $374.0 million pretax impairment charge in the third quarter of 2008. In 2008, the Company incurred $377.2 million of goodwill impairment charges, which included the aforementioned $374.0 million, along with impairments primarily related to its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008.

In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other indefinite-lived intangibles, consisting exclusively of acquired trade names. Brunswick estimated the fair value of trade names by performing a discounted cash flow analysis based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a pretax trade name impairment charge of $121.1 million in the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value. In 2008, the Company recorded $133.9 million of trade name impairment charges, which included the aforementioned $121.1 million and additional impairments related to the Company’s decision to exit its Bluewater Marine boat business and its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008. A similar analysis was performed during the third quarter of 2007 related to certain outboard boat trade names as a result of reduced revenue forecasts and adverse adjustments to projected royalty rates for those trade names. A $66.4 million pretax impairment charge was recorded during the third quarter of 2007 as a result of that analysis.

The following table summarizes the goodwill impairment charges:

(in millions)	2009	2008	2007

Boat	$—	$362.8	$—
Bowling & Billiards	—	14.4	—

Total	$—	$377.2	$—

The following table summarizes the trade name impairment charges:

(in millions)	2009	2008	2007

Marine Engine	$—	$4.5	$—
Boat	—	120.9	66.4
Bowling & Billiards	—	8.5	—

Total	$—	$133.9	$66.4

Brunswick Corporation
Notes to Consolidated Financial Statements

A summary of changes in the Company’s goodwill during the period ended December 31, 2009, by segment follows:

	December 31,				December 31,
(in millions)	2008	Acquisitions	Impairments	Adjustments	2009

Marine Engine	$18.8	$—	$—	$1.5	$20.3
Fitness	272.1	—	—	0.1	272.2

Total	$290.9	$—	$—	$1.6	$292.5

A summary of changes in the Company’s goodwill during the period ended December 31, 2008, by segment follows:

	December 31,				December 31,
(in millions)	2007	Acquisitions	Impairments	Adjustments	2008

Marine Engine	$23.4	$—	$—	$(4.6)	$18.8
Boat	366.6	—	(362.8)	(3.8)	—
Fitness	274.0	—	—	(1.9)	272.1
Bowling & Billiards	14.9	—	(14.4)	(0.5)	—

Total	$678.9	$—	$(377.2)	$(10.8)	$290.9

Adjustments in 2009 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar. Adjustments in 2008 primarily relate to the effect of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions.

A summary of changes in the Company’s net trade names during the period ended December 31, 2009, by segment follows:

	December 31,				December 31,
(in millions)	2008	Acquisitions	Impairments	Adjustments	2009

Marine Engine	$20.0	$—	$—	$0.3	$20.3
Boat	12.2	—	—	—	12.2
Fitness	0.6	—	—	(0.1)	0.5

Total	$32.8	$—	$—	$0.2	$33.0

A summary of changes in the Company’s net trade names during the period ended December 31, 2008, by segment follows:

	December 31,				December 31,
(in millions)	2007	Acquisitions	Impairments	Adjustments	2008

Marine Engine	$22.5	$—	$(4.5)	$2.0	$20.0
Boat	133.8	—	(120.9)	(0.7)	12.2
Fitness	0.6	—	—	—	0.6
Bowling & Billiards	8.5	—	(8.5)	—	—

Total	$165.4	$—	$(133.9)	$1.3	$32.8

Adjustments in 2009 and 2008 primarily relate to the effect of foreign currency translation on trade names denominated in currencies other than the U.S. dollar.

Brunswick Corporation
Notes to Consolidated Financial Statements

 Other intangibles consist of the following:

	December 31, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$253.6	$(219.6)	$260.4	$(219.0)
Other	34.8	(26.2)	36.7	(24.3)

Total	$288.4	$(245.8)	$297.1	$(243.3)

Other amortized intangible assets include patents, non-compete agreements and other intangible assets. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments, primarily arising from the Company’s acquisitions as described in Note 7 – Acquisitions. Aggregate amortization expense for intangibles was $11.1 million, $12.4 million and $14.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for intangible assets is approximately $10 million for the year ending December 31, 2010, approximately $9 million in 2011, and approximately $8 million in 2012 and 2013, and approximately $7 million in 2014.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 4 – Earnings (Loss) per Common Share

The Company calculates earnings (loss) per share in accordance with ASC 260 “Earnings Per Share” (ASC 260).  Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated similarly, except that the calculation includes the dilutive effect of stock options, Stock-settled Stock Appreciation Rights (SARs) and non-vested stock awards, collectively “options.” Average outstanding basic shares and diluted shares remained virtually unchanged in 2009 compared to 2008 due to low levels of stock plan activity. Common stock equivalents continued to have anti-dilutive effect on the net losses from operations and were not included in the diluted earnings (loss) per share computation in either 2009 or 2008. Weighted average basic shares decreased by 1.5 million shares in 2008 compared with 2007, primarily due to the share repurchase program as discussed in Note 19 – Share Repurchase Program. Although no shares were repurchased during 2008, the average outstanding shares in 2007 did not fully reflect the effects of the shares repurchased in 2007 due to the weighted average calculation.

Basic and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007 are calculated as follows:

(in millions, except per share data)	2009	2008	2007

Net earnings (loss) from continuing operations	$(586.2)	$(788.1)	$79.6
Net earnings (loss) from discontinued operations, net of tax	-	-	32.0

Net earnings (loss)	$(586.2)	$(788.1)	$111.6

Average outstanding shares – basic	88.4	88.3	89.8
Dilutive effect of common stock equivalents	-	-	0.4

Average outstanding shares – diluted	88.4	88.3	90.2

Basic earnings (loss) per share
Continuing operations	$(6.63)	$(8.93)	$0.88
Discontinued operations	-	-	0.36

Net earnings (loss)	$(6.63)	$(8.93)	$1.24

Diluted earnings (loss) per share
Continuing operations	$(6.63)	$(8.93)	$0.88
Discontinued operations	-	-	0.36

Net earnings (loss)	$(6.63)	$(8.93)	$1.24

As of December 31, 2009, there were 8.3 million options outstanding, of which 3.3 million were exercisable. During the years ended December 31, 2009 and 2008, the Company incurred a net loss from continuing operations. As common stock equivalents have an anti-dilutive effect on the net loss, the equivalents were not included in the computation of diluted earnings (loss) per share for 2009 and 2008. As of December 31, 2008, there were 6.5 million options outstanding, of which 2.9 million were exercisable. As of December 31, 2007, there were 2.9 million common stock options outstanding excluded from the computation of diluted earnings per share as the exercise price of the options was greater than the average market price of the Company’s shares for the period then ended.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 5 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands, and operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards. The Company’s segments are defined by management reporting structure and operating activities.

The Marine Engine segment manufactures and markets a full range of sterndrive engines, inboard engines, outboard engines and marine parts and accessories, which are principally sold directly to boat builders, including Brunswick’s Boat segment, or through marine retail dealers worldwide. Mercury Marine also manufactures and distributes boats in certain markets outside the United States. The Company’s engine manufacturing plants are located primarily in the United States, China and Japan, with sales primarily to United States, European and Asian markets.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, offshore fishing boats, aluminum fishing boats, pontoon and deck boats, which are sold primarily through dealers. The Boat segment’s products are manufactured primarily in the United States. Sales to the segment’s largest boat dealer, MarineMax, which has multiple locations, comprised approximately 16 percent of Boat segment sales in 2009, approximately 13 percent in 2008 and approximately 21 percent in 2007.

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total body cross-trainers, stair climbers, stationary bikes and strength-training equipment. These products are manufactured primarily in the United States and Hungary or are sourced from international locations. Fitness equipment is sold primarily in North America, Europe and Asia to health clubs, military, government, corporate and university facilities, and to consumers through specialty retail dealers.

The Bowling & Billiards segment designs, manufactures and markets bowling capital equipment and associated parts and supplies, including automatic pinsetters and scorers; bowling balls and other accessories; and billiards tables and accessories. It also operates retail bowling centers. Products are manufactured or sourced from domestic and international locations. Bowling products and commercial billiard tables are sold through a direct sales force or distributors in the United States and through distributors in non-U.S. markets. Consumer billiards equipment is predominantly sold in the United States and distributed primarily through dealers.

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

As discussed in Note 20 – Discontinued Operations, during the second quarter of 2006, Brunswick began reporting the majority of its Brunswick New Technologies (BNT) businesses as discontinued operations. These businesses were previously reported in the Marine Engine segment. Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments. Additionally, the BNT businesses that were retained are now reported as part of the Boat, Marine Engine and Fitness segments, consistent with the manner in which Brunswick’s management views these businesses.

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, earnings from equity affiliates, other expenses and income of a non-operating nature, interest expense and income, loss on early extinguishment of debt or provisions for income taxes.

Corporate/Other results include items such as corporate staff and administrative costs as well as the financial results of the Company’s joint venture, Brunswick Acceptance Company, LLC (BAC), which is discussed in further detail in Note 9 – Financial Services. Corporate/Other total assets consist primarily of cash and marketable securities, deferred and prepaid income tax balances and investments in unconsolidated affiliates.

Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at established arm’s length transfer prices.

Brunswick Corporation
Notes to Consolidated Financial Statements

Information as to the operations of Brunswick’s operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2009	2008	2007	2009	2008	2007	2009	2008

Marine Engine	$1,425.0	$2,207.6	$2,639.5	$(131.2)	$69.9	$195.8	$649.4	$874.0
Boat	615.7	1,719.5	2,367.5	(398.5)	(655.3)	(93.5)	476.5	794.0
Marine eliminations	(98.3)	(306.0)	(436.2)	—	—	—	—	—
Total Marine	1,942.4	3,621.1	4,570.8	(529.7)	(585.4)	102.3	1,125.9	1,668.0
Fitness	496.8	639.5	653.7	33.5	52.2	59.7	564.7	636.3
Bowling & Billiards	337.0	448.3	446.9	3.1	(12.7)	16.5	288.8	340.8
Eliminations	(0.1)	(0.2)	(0.2)	—	—	—	—	—
Corporate/Other	—	—	—	(77.4)	(65.7)	(71.3)	730.0	578.8

Total	$2,776.1	$4,708.7	$5,671.2	$(570.5)	$(611.6)	$107.2	$2,709.4	$3,223.9

	Depreciation			Amortization
(in millions)	2009	2008	2007	2009	2008	2007

Marine Engine	$63.8	$72.3	$69.1	$3.8	$3.7	$3.9
Boat	46.3	53.1	57.8	6.3	7.0	7.9
Fitness	9.5	11.1	10.0	0.2	0.3	0.3
Bowling & Billiards	23.2	25.0	24.0	0.9	1.4	2.7
Corporate/Other	3.3	3.3	4.4	—	—	—

Total	$146.1	$164.8	$165.3	$11.2	$12.4	$14.8

				Research & Development
	Capital Expenditures			Expense
(in millions)	2009	2008	2007	2009	2008	2007

Marine Engine	$12.3	$23.5	$58.0	$50.1	$61.3	$70.0
Boat	15.5	40.8	91.7	19.6	38.6	37.9
Fitness	2.2	4.5	11.8	14.9	17.4	21.6
Bowling & Billiards	3.3	26.9	41.6	3.9	4.9	5.0
Corporate/Other	—	6.3	4.6	—	—	—

Total	$33.3	$102.0	$207.7	$88.5	$122.2	$134.5

Geographic Segments

	Net Sales			Long-Lived Assets
(in millions)	2009	2008	2007	2009	2008

United States	$1,607.4	$2,650.2	$3,654.8	$662.8	$857.8
International	1,168.7	2,058.5	2,016.4	106.4	115.9
Corporate/Other	—	—	—	113.5	135.8

Total	$2,776.1	$4,708.7	$5,671.2	$882.7	$1,109.5

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 6 – Fair Value Measurements

Fair value is defined under ASC 820 “Fair Value Measurements and Disclosures” (ASC 820) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

•
Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•
Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily available pricing sources for comparable instruments.

•
Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$350.0	$—	$—	$350.0
Investments	5.1	—	—	5.1
Derivatives	—	8.2	—	8.2
Total Assets	$355.1	$8.2	$—	$363.3

Liabilities:
Derivatives	$—	$1.4	$—	$1.4

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$170.8	$—	$—	$170.8
Investments	3.1	—	—	3.1
Derivatives	—	14.3	—	14.3
Total Assets	$173.9	$14.3	$—	$188.2

Liabilities:
Derivatives	$—	$19.1	$—	$19.1

In addition to the items shown in the table above, see Note 15 – Postretirement Benefits for further discussion surrounding the fair value measurements associated with the Company’s postretirement benefit plans.

During 2008 and 2009, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities and tested its goodwill and trade names, as discussed in Note 3 – Goodwill and Trade Name Impairments. The restructuring activities and testing of goodwill and trade names required the Company to perform fair value measurements, on a non-recurring basis, on certain asset groups to test for potential impairments. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount. Other than the assets measured at fair value on a recurring basis, as shown in the table above, the asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis were $29.7 million and $23.9 million at December 31, 2009 and 2008, respectively, and relate primarily to assets no longer being used.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 7 – Acquisitions

All acquisitions are accounted for under the purchase method and in accordance with ASC 805 “Business Combinations.”

The Company did not complete any significant acquisitions during 2009 or 2008.

In 2007, consideration paid for acquisitions, net of cash acquired, and other consideration provided was as follows:

(in millions) Date	Name/Description	Net Cash Consideration(A)	Other Consideration	Total Consideration

4/04/07	Marine Innovations Warranty Corporation	$1.5	$—	$1.5
8/24/07	Rayglass Sales & Marketing Limited (51 percent)	4.6	—	4.6
Various	Miscellaneous	0.1	0.5	0.6

		$6.2	$0.5	$6.7

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

Brunswick purchased a 49 percent equity interest in Rayglass Sales & Marketing Limited (Rayglass), a manufacturer of boats and marine equipment located in New Zealand, in July 2003, for $5.5 million. In August 2007, the Company exercised its option to purchase the remaining 51 percent interest in the New Zealand company for $4.6 million. The acquisition expands the global manufacturing footprint of the marine operations and develops additional international sales opportunities. The post-acquisition results of Rayglass are included in the Marine Engine segment.

The 2007 acquisitions were not and would not have been material to Brunswick’s net sales, results of operations or total assets in the years ended December 31, 2009, 2008 or 2007.  Accordingly, Brunswick’s consolidated results from operations do not differ materially from historical performance as a result of these acquisitions, and therefore, pro forma results are not presented.

Purchase price allocations for acquisitions are subject to adjustment, pending final third-party valuations, up to one year from the date of acquisition. There are no outstanding potential purchase agreement adjustments at December 31, 2009.  See Note 1 – Significant Accounting Policies and Note 3 – Goodwill and Trade Name Impairments for further detail regarding the Company’s accounting for goodwill and other intangible assets.

The gross amount of goodwill recorded as of December 31, 2007 for acquisitions completed in 2007 was $8.1 million.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 8 – Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 9 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. The Company contributed $0.7 million to other existing joint ventures in 2009, did not make any contributions to other existing joint ventures in 2008, and contributed $0.2 million to other existing joint ventures in 2007.

Brunswick received dividends from its unconsolidated affiliates of $0.3 million, $5.4 million and $11.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s sales to and purchases from its investments, along with the corresponding receivables and payables, were not material to the Company’s overall results of operations for the years ended December 31, 2009, 2008 and 2007, and its financial position as of December 31, 2009 and 2008.

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

Note 9 – Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owns the remaining 51 percent. BAC commenced operations in 2003 and provides secured wholesale inventory floor-plan financing to Brunswick’s boat and engine dealers. BAC also purchased and serviced a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers. This program was terminated and replaced in May 2009 with a new facility discussed below and in Note 14 - Debt.

The term of the joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal or purchase at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. Concurrent with finalizing the amended and restated asset-based revolving credit facility (Revolving Credit Facility) in the fourth quarter of 2008, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Revolving Credit Facility.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s available, unused borrowing capacity under the Revolving Credit Facility is below $60 million.  As available unused borrowing capacity under the Revolving Credit Facility was above $60 million at the end of 2009, the Company was not required to meet the minimum fixed-charge test.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners. BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC. The sales of these receivables meet the requirements of a “true sale” under ASC 860 “Transfers and Servicing,” and are therefore not retained on the financial statements of BAC. The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries. In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables.  BFS and GECDF have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.  The Company records this income in Other income (expense), net, in the Consolidated Statements of Operations.

BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at December 31, 2009, and December 31, 2008, was $16.2 million and $26.7 million, respectively. The reduction in BFS’s total investment in BAC is the result of lower outstanding receivable balances, which resulted in a reduced investment requirement.

Brunswick Corporation
Notes to Consolidated Financial Statements

BFS recorded income related to the operations of BAC of $3.1 million, $7.5 million and $12.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, in Equity earnings (loss) and Other income (expense) in the Consolidated Statement of Operations. These amounts include amounts earned by BFS under the aforementioned income sharing agreement, but exclude the discount expense paid by the Company on the sale of Mercury Marine’s accounts receivable to the joint venture as noted below.

Accounts receivable totaling $186.4 million, $715.4 million and $887.3 million were sold to BAC in 2009, 2008 and 2007, respectively.  Fewer accounts receivable were sold to BAC in 2009 when compared to 2008 and 2007 due to the replacement of the program in May 2009. Discounts of $1.3 million, $5.8 million and $8.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, have been recorded as an expense in Other income (expense), net, in the Consolidated Statements of Operations. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.1 million, $2.6 million and, $2.7 million in 2009, 2008 and 2007, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.  In May 2009, the Company entered into an asset-based lending facility (Mercury Receivables ABL Facility) with GECDF to replace the Mercury Marine accounts receivable sale program the Company had with BAC.  See Note 14 – Debt for more details on the Company’s Mercury Receivables ABL Facility.  Concurrent with entering into the Mercury Receivables ABL Facility, the Company repurchased $84.2 million of accounts receivable from BAC in May 2009.  There was no outstanding balance of receivables sold to BAC as of December 31, 2009.  The outstanding balance of receivables sold to BAC under the former Mercury Marine accounts receivable sale program was $77.4 million as of December 31, 2008.

In accordance with ASC 860, “Transfers and Servicing,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation.  Accordingly, the amount of receivables subject to recourse was recorded in Accounts and notes receivable, and Accrued expenses in the Consolidated Balance Sheets.  As a result of the Mercury Receivables ABL Facility transaction noted above, there is no outstanding retained interest recorded as of December 31, 2009.  At December 31, 2008, the Company had a retained interest of $41.0 million of the total outstanding accounts receivable sold to BAC as a result of recourse provisions.  The Company’s maximum exposure as of December 31, 2008, related to these amounts was $28.2 million.  These balances are included in the recourse obligations table in Note 11 – Commitments and Contingencies.

Note 10 – Income Taxes

The sources of earnings (loss) before income taxes were as follows:

(in millions)	2009	2008	2007

United States	$(690.8)	$(606.0)	$64.7
Foreign	6.1	(26.2)	28.0

Earnings (loss) before income taxes	$(684.7)	$(632.2)	$92.7

The income tax provision (benefit) consisted of the following:

(in millions)	2009	2008	2007

Current tax expense (benefit):
U.S. Federal	$(10.9)	$(92.0)	$25.7
State and local	(0.2)	0.3	(1.8)
Foreign	11.8	11.4	33.6
Total current	0.7	(80.3)	57.5

Deferred tax expense (benefit):
U.S. Federal	(138.9)	228.3	(29.5)
State and local	32.0	2.1	(3.7)
Foreign	7.7	5.8	(11.2)
Total deferred	(99.2)	236.2	(44.4)

Total provision (benefit)	$(98.5)	$155.9	$13.1

Brunswick Corporation
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2009 and 2008, were as follows:

(in millions)	2009	2008

Current deferred tax assets:
Loss carryovers	$113.8	$80.7
Product warranties	45.8	48.4
Sales incentives and discounts	23.4	29.6
Bad debt and other receivable reserves	21.0	16.5
Other	109.7	152.8
Gross current deferred tax assets	313.7	328.0

Valuation allowance	(207.7)	(209.7)

Total net current deferred tax assets	106.0	118.3

Other	(26.7)	(15.1)
Total current deferred tax liabilities	(26.7)	(15.1)

Total net current deferred taxes	$79.3	$103.2

Non-current deferred tax assets:
Pension	$175.5	$202.0
Loss carryforwards	225.8	69.3
Postretirement and postemployment benefits	42.1	40.0
Other	53.0	34.6
Gross non-current deferred tax assets	496.4	345.9

Valuation allowance	(429.6)	(283.4)

Total net non-current deferred tax assets	66.8	62.5

Non-current deferred tax liabilities:
Unremitted foreign earnings and withholding	(31.8)	(12.3)
Other	(45.1)	(75.2)
Total non-current deferred tax liabilities	(76.9)	(87.5)

Total net non-current deferred taxes	$(10.1)	$(25.0)

At December 31, 2009, the Company had a total valuation allowance of $637.3 million, of which $207.7 million was current and $429.6 million was non-current. This valuation allowance is primarily due to uncertainty concerning the realization of certain net deferred tax assets, as prescribed by ASC 740, “Income taxes.” For the year ended December 31, 2009, the valuation allowance increased $144.2 million primarily as a result of additional losses and the recording of an additional $36.6 million in valuation allowances during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. Partially offsetting these items was the reversal of $94.7 million in valuation allowances in the fourth quarter of 2009 associated with legislation enacted in November 2009 that allows the Company to carryback its 2009 federal domestic tax losses up to five years. The Company expects to receive $109.5 million of tax refunds as a result of this new legislation, which are expected to be received during the first half of 2010. Additionally, the Company reversed $29.9 million in valuation allowances as a result of reporting pretax income in Other comprehensive income (OCI) in a period when the Company has reported an operating loss. The remaining realizable value of net deferred tax assets at December 31, 2009, was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks and certain tax planning strategies.

At December 31, 2009, loss carryovers totaling $339.6 million were available to reduce tax liabilities. This deferred tax asset was comprised of $194.9 million of the tax benefit of a federal net operating loss (NOL) carryback, $13.1 million of the tax benefit of a federal NOL carryforward, $62.6 million of the tax benefit of state NOL carryforwards, $48.9 million of the tax benefit of foreign NOL carryforwards and $20.1 million of the tax benefit of unused capital losses. NOL carryforwards of $84.4 million expire at various intervals between the years 2010 and 2029, while $40.2 million have an unlimited life.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company has historically provided deferred taxes under APB No. 23, “Accounting for Income Taxes – Special Areas,” (APB 23) (codified within ASC 740) for the presumed ultimate repatriation to the United States of earnings from all non-U.S. subsidiaries and unconsolidated affiliates. The indefinite reversal criterion of APB 23 allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

The Company had undistributed earnings from continuing operations of foreign subsidiaries of $22.7 million and $113.4 million at December 31, 2009 and 2008, respectively, for which deferred taxes have not been provided as such earnings are indefinitely reinvested in the foreign subsidiaries. If such earnings were repatriated, additional tax may result. In the fourth quarter of 2009, the Company determined that undistributed earnings at certain foreign subsidiaries would no longer be designated as permanently reinvested. As a result of this change in assertion, the Company increased its deferred tax liabilities related to undistributed foreign earnings by $18.9 million during the fourth quarter of 2009. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

The Company adopted the provisions of accounting for uncertainty in income taxes in ASC 740 effective on January 1, 2007. As a result of the implementation, the Company recognized an $8.7 million decrease in the net liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, opening retained earnings.

As of December 31, 2009, 2008 and 2007 the Company had $45.9 million, $44.2 million and $44.4 million of gross unrecognized tax benefits, including interest, respectively. Of these amounts, $42.2 million, $37.0 million, and $37.4 million, respectively, represent the portion that, if recognized, would impact the effective tax rate.

 The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, 2008 and 2007 the Company had $6.0 million, $6.9 million and $5.4 million accrued for the payments of interest, respectively, and no amounts accrued for penalties.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2009 annual reporting period:

(in millions)	2009	2008

Balance at January 1	$37.3	$39.0
Gross increases – tax positions prior periods	11.3	3.2
Gross decreases – tax positions prior periods	(2.9)	(0.4)
Gross increases – current period tax positions	2.7	1.5
Decreases – settlements with taxing authorities	(3.2)	(6.0)
Reductions – lapse of statute of limitations	(5.9)	—
Other – CTA	0.6	—
Balance at December 31	$39.9	$37.3

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2009, will decrease by approximately $13 million in 2010 as a result of expected settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2010, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2004 through 2008 are currently open for IRS examination. The IRS has completed its field examination and has issued its Revenue Agents Report for 2004 and 2005 and all open issues have been resolved. The IRS examination for 2006, 2007 and 2008 is currently in process. Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2003 taxable year. With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2003. As a result of the German tax audit for the years 1998 through 2001, the Company’s German subsidiary received a proposed audit adjustment in the fourth quarter of 2009, which is being contested by the Company, related to the shutdown of the subsidiary’s pinsetter manufacturing operation and sale of the subsidiary’s pinsetter assets to a related subsidiary.

Brunswick Corporation
Notes to Consolidated Financial Statements

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory Federal income tax rate to Earnings (loss) before taxes is attributable to the following:

(in millions)	2009	2008	2007

Income tax provision (benefit) at 35 percent	$(239.7)	$(221.3)	$32.4
State and local income taxes, net of Federal income tax effect	(20.6)	(17.8)	1.3
Deferred tax asset valuation allowance	179.5	338.3	0.4
OCI reclassification to continuing operations	(29.9)	—	—
Change in permanently reinvested assertion	18.9	—	(2.0)
Nondeductible impairment charges	—	68.1	—
Asset dispositions	(1.9)	(13.3)	—
Change in estimates related to prior years and prior years’ amended tax return filings	(4.3)	5.0	3.8
Research and development credit	—	(4.8)	(8.1)
Deferred tax reassessments	0.7	1.6	(12.7)
Lower taxes related to foreign income, net of credits	(9.1)	(0.9)	(2.9)
Tax reserve reassessment	7.4	0.4	0.5
Other	0.5	0.6	0.4

Actual income tax provision (benefit)	$(98.5)	$155.9	$13.1

Effective tax rate	14.4%	(24.7)%	14.1%

Income tax provision (benefit) allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2009	2008	2007

Continuing operations	$(98.5)	$155.9	$13.1
Discontinued operations	—	—	(8.1)

Total tax provision (benefit)	$(98.5)	$155.9	$5.0

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount which is less than total obligations outstanding. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The potential cash payments associated with these customer financing arrangements as of December 31, 2009 and 2008 were:

	Single Year Obligation		Maximum Potential Obligation
(in millions)	2009	2008	2009	2008

Marine Engine	$6.4	$35.4	$6.4	$35.4
Boat	3.6	3.2	3.6	3.2
Fitness	27.5	26.9	35.0	38.3
Bowling & Billiards	7.0	11.3	15.9	27.1
Total	$44.5	$76.8	$60.9	$104.0

The reduction in potential obligations in the Marine Engine segment is a result of the Company’s discontinuance of its sale of receivables program in May of 2009.  See Note 9 – Financial Services for further details.

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is mitigated by the value of the collateral that secures the financing. The Company had $4.4 million and $6.4 million accrued for potential losses related to recourse exposure at December 31, 2009 and 2008, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The amount the Company could be required to pay to purchase collateral as of December 31, 2009 and 2008 was:

	Single Year Obligation		Maximum Potential Obligation
(in millions)	2009	2008	2009	2008

Marine Engine	$2.6	$4.0	$2.6	$4.0
Boat	91.5	127.6	111.5	161.9
Bowling & Billiards	0.5	1.2	0.5	1.2
Total	$94.6	$132.8	$114.6	$167.1
The Company had $9.0 million and $11.9 million accrued for potential losses related to repurchase exposure at December 31, 2009 and 2008, respectively.  The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction.  The Company’s repurchase accrual represents the expected net losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

Based on historical experience and current facts and circumstances, and in accordance with ASC 460 “Guarantees,” the Company has recorded the fair value of its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets.  Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults increase as a result of the difficult market conditions.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $99.0 million and $106.8 million as of December 31, 2009 and 2008, respectively.  A large portion of these standby letters of credit and surety bonds is related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs.  In addition, the Company has provided a letter of credit to GE Commercial Distribution Finance Corporation (GECDF) as a guarantee of the Company’s obligations to GECDF and affiliates under various agreements.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $12.2 million as collateral against $13.4 million of outstanding surety bonds as of December 31, 2009.

Brunswick Corporation
Notes to Consolidated Financial Statements

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized.  The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim.  The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. The Company’s warranty reserves are affected by product failure rates and material usage and labor costs incurred in correcting a product failure. If these estimated costs differ from actual costs, a revision to the warranty reserve is recorded.

The following activity related to product warranty liabilities from continuing operations was recorded in Accrued expenses at December 31:

(in millions)	2009	2008

Balance at January 1	$145.4	$163.9
Payments made	(95.9)	(116.0)
Provisions/additions for contracts issued/sold	89.4	95.4
Aggregate changes for preexisting warranties	0.9	2.1

Balance at December 31	$139.8	$145.4

Additionally, customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period in the Company’s Marine Engine, Boat and Fitness segments. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $38.0 million and $21.8 million at December 31, 2009 and 2008, respectively.

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

German Tax Audit

 As the result of a German tax audit for years 1998-2001, the Company’s German subsidiary received a proposed audit adjustment on October 27, 2009, which is being contested by the Company, related to the shutdown of the subsidiary’s pinsetter manufacturing operation and sale of the subsidiary’s pinsetter assets to a related subsidiary.

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

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $46.2 million to $80.4 million as of December 31, 2009. At December 31, 2009 and 2008, Brunswick had reserves for environmental liabilities of $48.0 million and $46.9 million, respectively, reflected in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. There were environmental provisions of $2.4 million, $0.0 and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Brunswick Corporation
Notes to Consolidated Financial Statements

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2009, 2008 and 2007. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

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

Cash Flow Hedges. Certain derivative instruments qualify as cash flow hedges under the requirements of ASC 815 “Derivatives and Hedging.”  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of aluminum and natural gas, to manage risk related to price changes. In prior periods, the Company entered into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

Brunswick Corporation
Notes to Consolidated Financial Statements

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive income (loss), an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2009, the term of derivative instruments hedging forecasted transactions ranged from one to 23 months.

The following activity related to cash flow hedges were recorded in Accumulated other comprehensive income (loss) as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2009		2008
(in millions)	Pretax	After-tax	Pretax	After-tax

Beginning balance	$3.8	$2.4	$(4.5)	$(3.2)
Net change associated with current period hedging activity	2.7	1.7	2.3	1.6
Net amount recognized into earnings (loss)	1.7	1.0	6.0	4.0
Other	1.4	1.1	—	—

Ending balance	$9.6	$6.2	$3.8	$2.4

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at December 31, 2009 and 2008, had notional contract values of $101.9 million and $106.3 million, respectively. Option contracts outstanding at December 31, 2009 and 2008, had notional contract values of $103.7 million and $137.9 million, respectively. The forward and options contracts outstanding at December 31, 2009, mature during 2010 and primarily relate to the Euro, Mexican peso, Canadian dollar, British pound, Japanese yen, New Zealand dollar and Australian dollar. As of December 31, 2009, the Company estimates that during the next 12 months, it will reclassify approximately $2.7 million in net gains (based on current rates) from Accumulated other comprehensive income (loss) to Cost of sales.

Interest Rate. As of December 31, 2009 and 2008, the Company had $4.8 million and $5.7 million, respectively, of net deferred gains associated with all forward starting interest rate swaps included in Accumulated other comprehensive income (loss). These amounts include gains deferred on $250.0 million of forward starting interest rate swaps terminated in July 2006 and losses deferred on $150.0 million of notional value forward starting swaps, which were terminated in August 2008.  There were no forward starting interest rate swaps outstanding as of December 31, 2009. In 2009, the Company recognized $0.9 million of income related to the net amortization of deferred gains and losses resulting from settled forward starting interest rate swaps.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and natural gas. Commodity swap contracts outstanding at December 31, 2009 and 2008 had notional values of $15.5 million and $33.8 million, respectively. The contracts outstanding mature throughout 2010 and 2011. The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive income (loss) and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2009, the Company estimates that during the next 12 months, it will reclassify approximately $3 million in net gains (based on current prices) from Accumulated other comprehensive income (loss) to Cost of sales.

Brunswick Corporation
Notes to Consolidated Financial Statements

As of December 31, 2009, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid Expenses and Other	$1.8	Accrued Expenses	$1.4
Commodity contracts	Prepaid Expenses and Other	6.4	Accrued Expenses	—

Total		$8.2		$1.4

As of December 31, 2008, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid Expenses and Other	$14.3	Accrued Expenses	$3.9
Commodity contracts	Prepaid Expenses and Other	—	Accrued Expenses	15.2

Total		$14.3		$19.1

Brunswick Corporation
Notes to Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statement of Operations for the year ended December 31, 2009, was:

(in millions)
Fair Value Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives

Foreign exchange contracts	Cost of Sales	$(7.2)

Cash Flow Hedge Instruments	Amount of Gain/(Loss) Recognized on Derivatives in Accumulated other comprehensive loss (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)

Interest rate contracts	$—	Interest Expense	$0.9

Foreign exchange contracts	(3.7)	Cost of Sales	11.9
Commodity contracts	6.4	Cost of Sales	(14.5)

Total	$2.7		$(1.7)

Concentration of Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. Concentrations of credit risk with accounts receivable are not material to the Company’s financial position, due to the large number of customers comprising the Company’s customer base and their dispersion across many geographic areas.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2009 and 2008, the fair value of the Company’s long-term debt was approximately $811.2 million and $325.4 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $841.2 million as of December 31, 2009.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 13 – Accrued Expenses

Accrued Expenses at December 31 were as follows:

(in millions)	2009	2008

Product warranties	$139.8	$145.4
Compensation and benefit plans	139.8	96.1
Sales incentives and discounts	88.5	111.5
Repurchase, recourse and ASC 860 obligations	59.5	102.9
Deferred revenue and customer deposits	53.5	61.4
Insurance reserves	43.7	45.3
Interest	23.0	19.9
Real, personal and other non-income taxes	14.4	17.5
Environmental reserves	9.7	5.6
Income taxes	5.0	11.8
Other	57.0	79.3

Total accrued expenses	$633.9	$696.7

Note 14 – Debt

Short-term debt at December 31 consisted of the following:

(in millions)	2009	2008

Mercury Receivables ABL Facility	$–	$–
Current maturities of long-term debt	1.8	1.3
Other short-term debt	9.7	1.9

Total short-term debt	$11.5	$3.2

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 9 – Financial Services.  The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million and is secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25 percent, provided, however, that the one-month LIBOR rate shall not be less than 1.0 percent.  Borrowings under the Mercury Receivables ABL Facility can be adjusted to $120.0 million to accommodate seasonal increases in accounts receivable from May to August.  Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85 percent advance rate.  The Company had the capacity to borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009.  The over-advance amount declines ratably each month through November 2010.  Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain accounts, pledged as collateral against the Mercury Receivables ABL Facility.  The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage ratio covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 9 – Financial Services.  The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million, but have since been repaid and the Company had no borrowings outstanding at December 31, 2009.

Brunswick Corporation
Notes to Consolidated Financial Statements

Long-Term Debt at December 31 consisted of the following:

(in millions)	2009	2008

Senior notes, currently 11.25%, due 2016, net of discount of $9.9 in 2009	$340.1	$-
Notes, 7.125% due 2027, net of discount of $0.8 and $0.9	199.2	199.1
Senior notes, currently 11.75%, due 2013	153.4	250.0
Debentures, 7.375% due 2023, net of discount of $0.4 and $0.4	124.6	124.6
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $3.8 in 2009	16.2	-
Notes, 1.82% to 4.0% payable through 2015	7.5	4.7
Notes, 5.0% due 2011, net of discount of $0.3 in 2008	0.2	151.4
	841.2	729.8
Current maturities	(1.8)	(1.3)

Long-term debt	$839.4	$728.5
Scheduled maturities, net of discounts 2010	$1.8
2011	1.8
2012	6.2
2013	159.5
2014	5.6
Thereafter	666.3

Total long-term debt including current maturities	$841.2

On December 23, 2009, the Company entered into a $50.0 million loan agreement with the Fond du Lac County Economic Development Corporation (FDL-EDC). Initial borrowings under this loan were $20.0 million at a 2.0 percent interest rate, due 2021. This loan is part of a $50.0 million appropriation made to the FDL-EDC by the County of Fond du Lac, Wisconsin to provide financial assistance to encourage and enable the Company’s Mercury Marine division to remain headquartered in Fond du Lac. See Note 2 – Restructuring Activities for further discussion. The Company anticipates borrowing an additional $10.0 million in the first quarter of 2010, the third quarter of 2010, and the first quarter of 2011 under the same terms described above. Principal payments under the FDL-EDC loan are due in equal annual installments beginning December 23, 2012. Likewise, interest accrues on the loan and is payable at the date of the first principal payment, and is due annually thereafter. Under the terms of the FDL-EDC loan, up to approximately 43 percent of the principal due under this loan is forgivable if the Company achieves certain employment levels as outlined in the agreement. Employment levels used to calculate loan forgiveness are based on average employment levels at the end of the previous four quarters. The FDL-EDC loan is secured by facilities and machinery and equipment located in Fond du Lac. The carrying value of this debt at December 31, 2009, includes a $3.8 million discount calculated using a market based interest rate of 3.79 percent rather than the stated interest rate of 2.0 percent as the stated interest rate is viewed as a below market interest rate.

In August 2009, the Company completed the offering of a $350.0 million aggregate principal amount of 11.25 percent secured Senior notes due 2016 under a private offering to qualified institutional buyers in accordance with Rule 144A, and to persons outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended.  Interest is payable semi-annually in arrears on May 1 and November 1, and commenced on November 1, 2009.  A portion of the proceeds from this offering were used to repurchase $149.8 million of the Company’s outstanding $150.0 million principal amount 5 percent Notes due 2011 and $96.6 million of its outstanding $250.0 million principal amount 11.75 percent Senior notes due 2013.  The remaining proceeds will be used for general corporate purposes, which may include funding intermediate and long-term financial obligations, including additional long-term debt retirements or pension funding, reducing short-term borrowings, or supplementing its liquidity.  During the year ended December 31, 2009, $13.1 million of extinguishment loss was recorded in Loss on extinguishment of debt related to the repayments discussed above.  In connection with the offering of the 2016 secured Senior notes, the Company also amended its revolving credit facility discussed below to increase the amount of permitted secured debt.

Brunswick Corporation
Notes to Consolidated Financial Statements

In December 2008, the Company converted its revolving credit facility into a $400.0 million secured, asset-based facility (Facility), which remains in place through May 2012. Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain cash balances, accounts receivable, inventory, and machinery and equipment of certain of the Company’s domestic subsidiaries. As of December 31, 2009, the borrowing base totaled $191.3 million, excluding cash, and available capacity totaled $106.3 million, net of $85.0 million of letters of credit outstanding under the Facility.  The borrowing base will be affected by changes in eligible collateral in future periods. Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus 4.00 percent, or the highest of the following, plus a margin of 3.50 percent: the Federal Funds rate plus 0.50 percent, the prime rate established by JPMorgan Chase Bank, N.A. or the one month adjusted LIBOR rate plus 1.00 percent. The Facility contains a minimum fixed-charge coverage ratio covenant, which is effective when the available borrowing capacity under the Facility falls below certain thresholds. The Company was in compliance with this covenant in 2009. There were no loan borrowings under the Facility during 2009 or 2008. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the facility.

Under the terms of the Facility, the $150.0 million principal amount of 5 percent Notes due 2011, was required to be repaid by December 31, 2010, or otherwise subject to cash collateral or escrow arrangements. During the third quarter of 2009, the Company effectively satisfied this requirement by repaying substantially all of the $150.0 million.

In August 2008, the Company completed the offering of a $250.0 million aggregate principal amount of 9.75 percent Senior notes due in 2013 under a universal shelf registration. The proceeds from this offering were used to repay the Company’s outstanding $250.0 million principal amount of Floating Rate Notes due July 2009. Interest on the Senior notes is paid semi-annually in February and August. The interest rate payable on the Senior notes is subject to adjustment from time to time if the rating assigned to the Senior notes is changed under circumstances described in the prospectus supplement. Total interest rate adjustments are capped at 2.00 percent. As a result of ratings actions that occurred after the issuance of the Senior notes, the interest rate on the Senior notes is currently 11.75 percent. The Company repaid $96.6 million of its principal during 2009.

Included in Notes, 5.0 percent due 2011, is the settlement of the fixed-to-floating interest rate swaps discussed in Note 12 – Financial Instruments.

Note 15 – Postretirement Benefits

Overview. The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company’s contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. The expense related to these plans was $22.5 million, $12.5 million and $42.0 million in 2009, 2008 and 2007, respectively. Company contributions to multiemployer plans were $0.4 million, $0.5 million and $0.5 million in 2009, 2008 and 2007, respectively.

  The Company’s domestic pension and retiree health care and life insurance benefit plans, which are discussed below, provide benefits based on years of service and, for some plans, the average compensation prior to retirement. The Company uses a December 31 measurement date for these plans. The Company’s foreign benefit plans are not significant individually or in the aggregate.

During 2009, the Company froze future benefit accruals for certain hourly pension plan participants effective December 31, 2009, and eliminated future service for other hourly pension plan participants due to plant consolidation actions.  The Company recognized these actions as curtailments.  Additionally, a freeze of the retiree medical and life insurance benefit plan for certain hourly participants was recognized as a negative plan amendment due to the elimination of benefits earned and a curtailment due to the elimination of future benefit accruals. Curtailments due to employee terminations during 2009 were also recognized.  In connection with the negative plan amendment, the Company recognized a reduction of its benefit obligation for hourly retiree medical and life insurance benefit plans of $11.9 million.

On December 31, 2008, the Company froze benefit accruals for salaried pension plan participants effective December 31, 2009. Age and years of service eligibility under the retiree health care benefit plan for salaried participants was also affected by this freeze. The Company recognized these actions as a curtailment and a negative plan amendment, respectively, at December 31, 2008. The Company also recognized curtailments in two of the hourly pension plans in 2008 due to employee terminations. In connection with these curtailments and negative plan amendment, the Company recognized a reduction of its benefit obligation for pension and retiree healthcare benefits of $19.7 million and $17.5 million, respectively.

Brunswick Corporation
Notes to Consolidated Financial Statements

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

Effective for the year ended December 31, 2007, a plan’s assets and benefit obligations are required to be measured as of the date of the employer’s fiscal year end. As the Company already measured plan assets and benefit obligations as of December 31, 2006, there was no impact on the Company in 2007.

Costs. Pension and other postretirement benefit costs included the following components for 2009, 2008 and 2007:

				Other Postretirement
	Pension Benefits			Benefits
(in millions)	2009	2008	2007	2009	2008	2007

Service cost	$9.2	$15.0	$17.3	$1.1	$2.9	$3.0
Interest cost	66.4	67.6	62.8	4.9	6.5	6.6
Expected return on plan assets	(49.4)	(84.0)	(81.9)	—	—	—
Amortization of prior service costs (credits)	3.6	6.5	6.5	(2.4)	(1.7)	(1.8)
Amortization of net actuarial loss	52.5	3.6	7.3	—	0.1	1.0
Curtailment loss (gain)	12.4	5.2	—	0.7	(0.6)	—
Settlement loss	1.5	—	—	—	—	—

Net pension and other benefit costs	$96.2	$13.9	$12.0	$4.3	$7.2	$8.8

Brunswick Corporation
Notes to Consolidated Financial Statements

Benefit Obligations and Funded Status. A reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending December 31, 2009, and a statement of the funded status at December 31 for these years for the Company’s pension and other postretirement benefit plans follow:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2009	2008	2009	2008

Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,088.0	$1,071.3	$100.7	$107.0
Service cost	9.2	15.0	1.1	2.9
Interest cost	66.4	67.6	4.9	6.5
Participant contributions	—	—	1.5	1.3
Actuarial (gains) losses	52.3	10.2	(11.6)	9.7
Benefit payments	(64.5)	(60.0)	(8.8)	(9.2)
Plan amendments	—	—	(11.9)	(17.5)
Plan combinations	—	3.6	—	—
Curtailment (gains) losses	—	(19.7)	0.1	—
Settlement loss	0.9	—	—	—
Settlement payment	(8.5)	—	—	—

Benefit obligation at December 31	$1,143.8	$1,088.0	$76.0	$100.7

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	$655.5	$1,016.7	$—	$—
Actual return (loss) on plan assets	78.1	(303.8)	—	—
Employer contributions	21.6	2.6	7.3	7.9
Participant contributions	—	—	1.5	1.3
Benefit payments	(64.5)	(60.0)	(8.8)	(9.2)
Settlement payment	(8.5)	—	—	—

Fair value of plan assets at December 31	$682.2	$655.5	$—	$—

Funded status at December 31	$(461.6)	$(432.5)	$(76.0)	$(100.7)

The amounts included in the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008, were as follows:
			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2009	2008	2009	2008

Accrued expenses	$(2.8)	$(3.9)	$(8.6)	$(10.4)
Postretirement benefits	(458.8)	(428.6)	(67.4)	(90.3)

Net amount recognized	$(461.6)	$(432.5)	$(76.0)	$(100.7)

Brunswick Corporation
Notes to Consolidated Financial Statements

The accumulated benefit obligation for the Company’s pension plans was $1,143.8 million and $1,087.3 million at December 31, 2009 and 2008, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, at December 31 were as follows:

(in millions)	2009	2008

Projected benefit obligation	$1,143.8	$1,088.0
Accumulated benefit obligation	$1,143.8	$1,087.3
Fair value of plan assets	$682.2	$655.5

The funded status of these pension plans as a percentage of the projected benefit obligation was 60 percent in both 2009 and 2008, which includes the projected benefit obligation for the Company’s unfunded, nonqualified pension plan of $42.9 million and $51.4 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the unfunded, nonqualified plan was $42.9 million and $51.4 million at December 31, 2009 and 2008, respectively.

The Company’s nonqualified pension plan and other postretirement benefit plans are not funded.

The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive income (loss) as of December 31:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2009	2008	2009	2008

Prior service costs (credits)
Beginning balance	$17.2	$28.9	$(19.5)	$(4.3)
Prior service credit arising during the period	—	—	(11.9)	(17.5)
Amount recognized as component of net benefit costs	(16.0)	(11.7)	4.9	2.3

Ending balance	$1.2	$17.2	$(26.5)	$(19.5)

Net actuarial losses
Beginning balance	$512.7	$138.1	$21.2	$11.7
Actuarial losses (gains) arising during the period	24.5	378.2	(14.6)	9.6
Amount recognized as component of net benefit costs	(54.0)	(3.6)	—	(0.1)

Ending balance	$483.2	$512.7	$6.6	$21.2

Total	$484.4	$529.9	$(19.9)	$1.7

The estimated pretax prior service cost and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2009, expected to be recognized as components of net periodic benefit cost in 2010 for the Company’s pension plans, are $0.4 million and $22.1 million, respectively. The estimated pretax prior service credit and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2009, expected to be recognized as components of net periodic benefit cost in 2010 for the Company’s other postretirement benefit plans, are $3.9 million and $0.0 million, respectively.

Prior service costs for pension benefits are amortized on a straight-line basis over the average remaining service period of active plan participants. Prior service costs and credits associated with other postretirement benefits are being amortized on a straight-line basis over the average remaining service period of active hourly plan participants and average remaining life expectancy for salaried plan participants as all participants are fully eligible for benefits.  Actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market value of assets are amortized over the remaining service period of active plan participants.

Brunswick Corporation
Notes to Consolidated Financial Statements

Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service.  The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2009	2008

Health care cost trend rate for next year	8.0%	8.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2009, would have the following effects:

	One Percent	One Percent
(in millions)	Increase	Decrease

Effect on total service and interest cost	$0.2	$(0.2)
Effect on accumulated postretirement benefit obligation	$2.1	$(2.0)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Discount rate	5.85%	6.25%	5.45%	6.25%
Rate of compensation increase(A)	0.00%	0.00%	—	—

(A)
Assumption used in determining pension benefit obligation only. The rate of compensation increase was reduced to 0.00% at December 31, 2008, as a result of the impact of the freeze of future benefit accruals for salaried pension participants.

Brunswick Corporation
Notes to Consolidated Financial Statements

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2009	2008	2007

Discount rate for pension benefits(A)	6.00%-7.65%	6.50%	6.00%
Discount rate for other postretirement benefits(A)	5.50%-7.25%	6.35%	6.00%
Long-term rate of return on plan assets(B)	8.00%	8.50%	8.50%
Rate of compensation increase(B)	0.00%	3.25%	3.75%

(A)	Range of discount rates in 2009 reflects the remeasurements of pension and postretirement benefit costs during the year due to negative plan amendments and curtailments recognized.

(B)	Assumption used in determining pension benefit cost only.

The Company utilized a yield curve analysis to determine the discount rates for pension and other postretirement benefit obligations in 2009, 2008 and 2007. The yield curve consists of spot interest rates at half yearly increments for each of the next 30 years and was developed based on pricing and yield information for high quality corporate bonds rated Aa by Moody’s, excluding callable bonds, bonds of less than a minimum size and other filtering criteria. The yield curve analysis matched the cash flows of the Company’s benefit obligations.

The Company utilized a long-term corporate bond model to determine the discount rate used to calculate plan liabilities at December 31, 2006. The corporate bond model calculated the yield of a portfolio of bonds whose cash flows approximated the plans’ expected benefit payments. The yield of this portfolio was compared to the Moody’s Aa Corporate Bond Yield Index at a comparable measurement date to determine the yield differential, which was 22 basis points in 2006. This differential was added to the year-end Moody’s index to determine the discount rate. This rate was used to determine the 2007 benefit costs.

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations of investment returns. The Company’s long-term rate of return on assets assumptions of 8.0 percent for 2009, and 8.5 percent for 2008 and 2007, reflects expectations of projected market returns and is consistent with historical weighted average total returns achieved by the plans’ assets.

Assets of the Company’s Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. In recognition of long-term return implications, the Trust strategically diversifies its investments among various asset classes in order to enhance returns at an acceptable level of risk. In general, the Trust’s investment strategy reflects the belief that equities will outperform fixed-income investments over the long term and that the risk associated with equity investments is acceptable given the time horizon over which benefits will be paid. All investments are continually monitored and reviewed, with a focus on strategic target allocations, investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Over time, the Company may consider shifting a greater percentage of the Trust’s assets into long-term fixed-income securities, with an objective of achieving an improved matching of asset returns with changes in liabilities. The Company will consider these changes in asset allocation based on a number of factors including improvements in the plans’ funded position, performance of equity investments and changes in the discount rate used to measure plan liabilities.

The Trust asset allocation at December 31, 2009 and 2008, and target allocations for 2009 were as follows:

	2009	2008	Target Allocations

Equity securities	62%	57%	50% - 60%
Fixed-income securities	25%	21%	25% - 35%
Real estate	12%	20%	10% - 20%
Short-term investments	1%	2%	—
Total	100%	100%	100%

Brunswick Corporation
Notes to Consolidated Financial Statements

The fair values of the Trust’s pension assets at December 31, 2009, by asset category were as follows:

	Fair Value Measurements at December 31, 2009 (A)

		Quoted Prices
		in Active
		Markets for	Significant	Significant
(in millions)		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	Level 1	Level 2	Level 3
Short-term investments	$10.3	$—	$10.3	$—
Equity securities (B):
United States (C)	332.2	329.5	0.4	2.3
International (D)	80.0	—	80.0	—
Debt securities:
Government securities (E)	31.3	30.1	1.2	—
Corporate securities (F)	9.9	—	9.9	—
Commingled funds (G)	129.9	—	126.7	3.2
Real estate (H)	82.8	3.0	—	79.8
Other investments (I)	5.5	—	(0.3)	5.8
Total pension assets at fair value	681.9	$362.6	$228.2	$91.1
Other assets (J)	0.3
Total pension plan net assets	$682.2

(A) See Note 6 – Fair Value Measurements for a description of levels within the fair value hierarchy.
(B) Equity securities do not include any shares of the Company's common stock at December 31, 2009.
(C) United States equities are well diversified by industry sector and equity style (large cap, small cap, growth and value).
(D) This category represents an equity strategy that primarily invests in companies organized or conducting business in countries other than the United States.
(E) Government securities are comprised primarily of U.S. Treasury bonds and to a lesser extent other government securities.
(F) Corporate securities consist primarily of investment grade bonds issued by companies in diversified industries.
 (G)  This category includes commingled funds that primarily invest in government-related securities and investment grade corporate securities. This category also includes nominal investments in non-agency collateralized mortgage obligation and mortgage-backed securities, futures and options.

(H) This category represents real estate funds with investments in commercial real estate, apartments and REITs.
 (I)   This category primarily includes a fund that invests in equities with a focus in oil, natural gas, oil exploration and oil services. This investment was liquidated in January 2010. This category also includes a small amount of derivatives (options and futures).

(J) This category includes dividends and interest receivable.

Brunswick Corporation
Notes to Consolidated Financial Statements

A reconciliation of the changes in the fair value measurements of pension plan assets using significant unobservable inputs (Level 3) for the year ended December 31, 2009, follows:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)

(in millions)	United States	Corporate Debt	Commingled	Real	Other
	Equities	Securities	Debt Funds	Estate	Investments	Total
Beginning balance at December 31, 2008	$1.0	$0.3	$—	$131.6	$7.5	$140.4
Actual return on plan assets:
Unrealized gains (losses)	0.4	(0.3)	—	(46.6)	5.3	(41.2)
Realized gains (losses)	0.1	—	0.1	(0.4)	(0.9)	(1.1)
Purchases, sales and settlements	(1.1)	—	3.1	(4.8)	(6.1)	(8.9)
Other	1.9	—	—	—	—	1.9
Ending balance at December 31, 2009	$2.3	$—	$3.2	$79.8	$5.8	$91.1

Expected Cash Flows. The expected cash flows for the Company’s pension and other postretirement benefit plans follow:
(in millions)	Pension Benefits	Other Post- retirement Benefits

Company contributions expected to be made in 2010 (A)	$25.0	$8.6
Expected benefit payments (which reflect future service):
2010	$68.2	$8.6
2011	$70.4	$8.6
2012	$74.2	$8.1
2013	$77.3	$7.6
2014	$79.9	$6.7
2015-2019	$424.5	$29.4

(A)
The Company currently anticipates contributing approximately $22 million to fund the qualified pension plans and approximately $3 million to cover benefit payments in the unfunded, nonqualified pension plan in 2010. Company contributions are subject to change based on market conditions or Company discretion.

The Company also provides postemployment benefits to qualified former or inactive employees. The pretax prior service credits in Accumulated other comprehensive income (loss) recognized in income in 2009 was $1.7 million. The estimated pretax prior service credit in Accumulated other comprehensive income (loss) at December 31, 2009, expected to be recognized in income in 2010, is $1.3 million.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 16 – Stock Plans and Management Compensation

Total stock option and SARs expense from continuing operations was $8.4 million, $8.3 million and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  In accordance with ASC 718 “Compensation – Stock Compensation” (ASC 718), the fair value of option grants is estimated as of the date of grant using the Black-Scholes-Merton option pricing model.

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, SARs, non-vested stock and other types of share-based awards to executives and other management employees. At the May 6, 2009 annual meeting, shareholders approved a 5.0 million share increase to the authorized number of common shares to be issued under the Plan.  The Company may now issue up to 13.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of December 31, 2009, 4.0 million shares were available for grant.

Stock Options and SARs

Prior to 2005, the Company primarily issued share-based compensation in the form of stock options, and had not issued any SARs. Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options. Generally, stock options and SARs are exercisable over a period of 10 years, or as otherwise determined by the Human Resources and Compensation Committee of the Board of Directors, and subject to vesting periods of generally four years. However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; and (iii) with respect to awards granted prior to 2008, upon the sale or divestiture of the business unit to which the grantee is assigned. With respect to stock option and SAR awards granted prior to 2006, grantees continue to vest in accordance with the applicable vesting schedule even upon termination of employment if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service, equals 65 or more. With respect to SARs granted in 2006 through April 2009, grantees continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62 and (B) the grantee’s age plus total years of service equals 70 or more. The exercise price of stock options and SARs issued under the Plan cannot be less than the fair market value of the underlying shares at the date of grant.

During October 2009, the Human Resources and Compensation Committee modified the May 2009 SAR award to reflect certain changes in the retirement provisions.  Specifically, award recipients will continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62 or (B) the grantee’s age plus total years of service equals 70 or more.  An additional provision of the May 2009 SAR award modification included a provision that would prorate the grant in the event of termination prior to the first anniversary of the date of grant provided the participant had met the appropriate retirement age definition of rule of 70 or age 62.  The modification of the May SAR award did not result in additional compensation cost from the originally calculated fair value using the Black-Scholes-Merton pricing model; however, the modification did result in the accelerated recognition of $1.6 million of additional compensation expense in the fourth quarter of 2009.  SARs activity for all plans for the three years ended December 31, 2009, 2008 and 2007, was as follows:

	2009				2008		2007
(in thousands, except exercise price and terms)	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	SARs/Stock Options Outstanding	Weighted Average Exercise Price

Outstanding on January 1	6,484	$25.20			4,219	$33.22	4,001	$32.62
Granted	2,911	$5.30			3,122	$15.03	900	$32.89
Exercised	(1)	$3.59		$7	—	$—	(410)	$23.94
Forfeited	(1,062)	$25.68			(857)	$27.61	(272)	$37.39

Outstanding on December 31	8,332	$18.27	6.9 years	$24,291	6,484	$25.20	4,219	$33.22

Exercisable on December 31	3,271	$29.49	4.0 years	$3	2,883	$32.02	2,428	$30.02

Brunswick Corporation
Notes to Consolidated Financial Statements

The following table summarizes information about SARs and stock options outstanding as of December 31, 2009:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price

$3.37 to $6.00	3,173	9.2 years	$5.06	—	—	$—
$6.01 to $19.20	2,408	6.7 years	$17.46	950	4.6 years	$18.17
$19.21 to $39.56	2,266	4.3 years	$31.69	1,834	3.7 years	$30.98
$39.57 to $46.51	487	4.2 years	$45.97	487	4.2 years	$45.97

The weighted average fair values of individual SARs granted were $2.99, $5.03 and $9.85 during 2009, 2008 and 2007, respectively. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions used for 2009, 2008 and 2007:

	2009	2008	2007

Risk-free interest rate	2.3%	2.9%	4.6%
Dividend yield	1.9%	2.3%	1.8%
Volatility factor	72.3%	40.1%	29.9%
Weighted average expected life	5.7 – 6.3 years	5.4 – 6.2 years	5.1 – 6.2 years

Non-vested stock awards

The Company grants non-vested stock units and awards to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Non-vested stock units and awards have vesting periods of three or four years. Non-vested stock units and awards are eligible for dividends, which are reinvested and non-voting. All non-vested units and awards have restrictions on the sale or transfer of such awards during the non-vested period.

Generally, grants of non-vested stock units and awards are forfeited if employment is terminated prior to vesting. Non-vested stock units and awards granted in 2006 and later vest pro rata if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service equals 70 or more.

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

The cost of non-vested stock awards, including the 2006 and 2007 performance grants, is recognized on a straight-line basis over the requisite service period. During December 31, 2009, 2008 and 2007, there was $0.6 million, $2.0 million and $4.1 million charged to compensation expense under the Plan, respectively. No compensation expense has been recorded for the performance shares granted in 2008 based upon management’s current projections concerning the probability of attaining the key financial goals outlined in the plan.

The weighted average price per non-vested stock award at grant date was $10.71, $15.66 and $33.00 for the non-vested stock awards granted in 2009, 2008 and 2007, respectively. Non-vested stock award activity for all plans for the three years ended December 31 was as follows:

(in thousands)	2009	2008	2007

Outstanding at January 1	1,207	435	550
Granted	20	1,014	127
Released	(168)	(69)	(195)
Forfeited	(150)	(173)	(47)

Outstanding at December 31	909	1,207	435

Brunswick Corporation
Notes to Consolidated Financial Statements

As of December 31, 2009, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized in 2010.

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

Note 17 – Treasury and Preferred Stock

Treasury stock activity for the three years ended December 31, 2009, 2008 and 2007, was as follows:

(Shares in thousands)	2009	2008	2007

Balance at January 1	14,793	15,092	11,671
Common stock repurchase program	—	—	4,100
Compensation plans and other	(518)	(299)	(679)

Balance at December 31	14,275	14,793	15,092

At December 31, 2009, 2008 and 2007, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2009, 2008 and 2007).

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

No leases contain restrictions on the Company’s activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

(in millions)	2009	2008	2007

Basic expense	$44.4	$52.6	$51.4
Contingent expense	1.4	2.2	2.7
Sublease income	(1.4)	(1.2)	(0.7)

Rent expense, net	$44.4	$53.6	$53.4

Brunswick Corporation
Notes to Consolidated Financial Statements

Future minimum rental payments at December 31, 2009, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)

2010	$41.3
2011	35.4
2012	26.6
2013	17.9
2014	11.1
Thereafter	31.1

Total (not reduced by minimum sublease income of $0.3)	$163.4

Note 19 – Share Repurchase Program

In the second quarter of 2005, the Company’s Board of Directors authorized and announced a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. The Company did not repurchase any shares during 2009 or 2008. During 2007, the Company repurchased approximately 4.1 million shares under this program for $125.8 million. As of December 31, 2009, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception with a remaining authorization of $240.4 million. The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares.

Note 20 – Discontinued Operations

In April 2006, the Company announced its intention to sell the majority of its Brunswick New Technologies (BNT) business unit, which consisted of the Company’s marine electronics, portable navigation device (PND) and wireless fleet tracking businesses. As a result, the Company reclassified the operations of BNT to discontinued operations and shifted reporting for the retained businesses from the Marine Engine segment to the Boat, Marine Engine and Fitness segments.

In March 2007, the Company completed the sales of BNT’s marine electronics and PND businesses to Navico International Ltd. and MiTAC International Corporation, respectively, for net proceeds of $40.6 million. A $4.0 million after-tax gain was recognized with the divestiture of these businesses in 2007.

In July 2007, the Company completed the sale of BNT’s wireless fleet tracking business to Navman Wireless Holdings L.P. for net proceeds of $28.8 million, resulting in an after-tax gain of $25.8 million.

The Company completed the divestiture of the BNT discontinued operations during 2007. The Company recognized impairment of $85.6 million, after-tax, in the fourth quarter of 2006, prior to the disposition of the BNT businesses, and recorded 2007 gains of $29.8 million, after-tax, on the BNT business sales. As a result, the financial impact to the Company of the BNT dispositions was a net loss of $55.8 million, after-tax.

There were no sales or earnings from discontinued operations during 2009 or 2008. The following table discloses the results of operations for BNT, including the gain on the divestitures, reported as discontinued operations for the year ended December 31, 2007:

(in millions)	2007

Net sales	$99.7
Earnings (loss) before income taxes	(2.4)
Income tax (benefit) provision	(4.6)
Earnings (loss) from operations	2.2
Gain on divestitures, net of tax (A)	29.8
Net earnings (loss)	$32.0

(A)	The Gain on divestitures includes pretax net gains of $26.3 million and net tax benefits of $3.5 million.

There were no remaining BNT net assets available for sale as of December 31, 2009, December 31, 2008, or December 31, 2007.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 21 – Subsequent Events

Management has evaluated and disclosed, as required, any subsequent events up to and including February 22, 2010, the date of the filing of this report with the Securities and Exchange Commission.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 22 – Quarterly Data (unaudited)

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

	Quarter Ended
(in millions, except per share data)	April 4, 2009 (B) (D)	July 4, 2009 (B) (D)	Oct. 3, 2009 (B) (D)	Dec. 31, 2009 (B) (C) (D) (E)	Year Ended Dec. 31, 2009

Net sales	$734.7	$718.3	$665.8	$657.3	$2,776.1
Gross margin (A)	91.2	74.0	75.6	74.8	315.6
Net loss	(184.2)	(163.7)	(114.3)	(124.0)	(586.2)
Basic loss per common share:
Net loss	$(2.08)	$(1.85)	$(1.29)	$(1.40)	$(6.63)
Diluted loss per common share:
Net loss	$(2.08)	$(1.85)	$(1.29)	$(1.40)	$(6.63)

Dividends declared	$—	$—	$—	$0.05	$0.05
Common stock price (NYSE symbol: BC):
High	$5.91	$7.63	$12.05	$13.11	$13.11
Low	$2.18	$3.51	$3.51	$9.48	$2.18

	Quarter Ended				Year Ended Dec. 31, 2008
(in millions, except per share data)	March 29, 2008 (B) (F)	June 28, 2008 (B) (F)	Sept. 27, 2008 (B) (D)	Dec. 31, 2008 (B) (D) (E)

Net sales	$1,346.8	$1,485.4	$1,038.8	$837.7	$4,708.7
Gross margin (A)	269.5	303.4	176.5	117.9	867.4
Net earnings (loss)	13.3	(6.0)	(729.1)	(66.3)	(788.1)
Basic earnings (loss) per common share:
Net earnings (loss)	$0.15	$(0.07)	$(8.26)	$(0.75)	$(8.93)
Diluted earnings (loss) per common share:
Net earnings (loss)	$0.15	$(0.07)	$(8.26)	$(0.75)	$(8.93)

Dividends declared	$—	$—	$—	$0.05	$0.05
Common stock price (NYSE symbol: BC):
High	$19.28	$17.41	$15.44	$12.86	$19.28
Low	$14.87	$11.25	$9.66	$2.01	$2.01

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.
(B)
Restructuring, exit and impairment charges recorded in the first through fourth quarters of 2009 were $39.6 million, $35.5 million, $28.8 million and $68.6 million, respectively.  Goodwill impairment charges, trade name impairment charges and restructuring, exit and impairment charges recorded in the first through fourth quarters of 2008 were $22.2 million, $83.1 million, $534.2 million and $48.9 million, respectively.  See Note 2 – Restructuring Activities and Note 3 - Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

(C)	In the fourth quarter of 2009, a $13.1 million loss on extinguishment of debt was recorded in conjunction with the Company’s offer to retire a portion of its senior 11.75% notes, due 2013.
(D)
In the fourth quarter of 2009, the Company recorded a $94.7 million deferred tax asset valuation allowance reduction resulting from recent tax legislation allowing for a 5-year carryback period.  A $10.3 million income tax benefit was recorded in the third quarter of 2009 in conjunction with the filing of the Company’s 2008 federal tax return.  In the first quarter of 2009, a deferred tax asset valuation allowance of $36.6 million was recorded to reduce certain state and foreign net deferred tax assets to their realizable value. Deferred tax asset valuation allowance reductions recognized in the first through fourth quarters of 2009 relative to pre-tax income recognized in Other comprehensive income (OCI) were $1.0 million, $8.1 million, $9.4 million and $11.4 million.  In periods in which there is a pre-tax operating loss and pre-tax income in OCI, the pre-tax income in OCI is considered a source of income and reduces a corresponding portion of the valuation allowance. In the third and fourth quarters of 2008, deferred tax valuation allowances of $292.7 million and $45.6 million, respectively, were recorded to reduce certain net deferred tax assets to their anticipated realizable value.  See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

(E)
Variable compensation and defined contribution accruals of $17.9 million were recorded in the fourth quarter of 2009. In the fourth quarter of 2008, the Company reversed $81.2 million of variable compensation and defined contribution accruals. The reversal in 2008 decreased Cost of sales by $17.8 million and Selling, general and administrative expense by $63.4 million.

(F)
In March 2008, the Company sold its interest in a bowling joint venture in Japan for $40.4 million, resulting in a $19.7 million pretax gain and a $9.1 million after-tax gain.  As a result of post-closing adjustments recorded in the second quarter of 2008, the final pretax gain recorded on the transaction was $20.9 million or $9.9 million on an after-tax basis.

BRUNSWICK CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year

2009	$41.7	$49.7	$(44.9)	$0.5	$0.7	$47.7

2008	$31.2	$32.3	$(18.9)	$(0.6)	$(2.3)	$41.7

2007	$29.7	$10.7	$(10.4)	$0.3	$0.9	$31.2
Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(A)	Balance at End of Year

2009	$493.1	$149.6	$(2.6)	$—	$(2.8)	$637.3

2008	$16.5	$338.3	$(2.3)	$—	$140.6	$493.1

2007	$10.0	$—	$—	$—	$6.5	$16.5

(A)    For the year ended December 31, 2009, the deferred tax asset valuation allowance increased as a result of additional losses and the recording of an additional $36.6 million in deferred tax asset valuation allowances during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. For the year ended December 31, 2008, the deferred tax asset valuation allowance increased $476.6 million. This increase was recorded as a $338.3 million charge to income tax expense to reduce certain net deferred tax assets to their anticipated realizable value and a $138.3 million charge to other comprehensive income, primarily from an increase to the deferred tax asset associated with pensions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION

February 22, 2010                                                                                         By: /s/ ALAN L. LOWE
      Alan L. Lowe
      Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 22, 2010                                                                                         By: /s/ DUSTAN E. McCOY
      Dustan E. McCoy
      Chairman and Chief Executive Officer
      (Principal Executive Officer)

February 22, 2010                                                                                         By: /s/ PETER B. HAMILTON
      Peter B. Hamilton
      Senior Vice President and Chief Financial Officer
      (Principal Financial Officer)

February 22, 2010                                                                                         By: /s/ ALAN L. LOWE
      Alan L. Lowe
      Vice President and Controller
      (Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by Peter B. Hamilton, Attorney-in-Fact.

Nolan D. Archibald
Anne E. Bélec
Jeffrey L. Bleustein
Cambria W. Dunaway
Manuel A. Fernandez
Graham H. Phillips
Ralph C. Stayer
J. Steven Whisler
Lawrence A. Zimmerman

February 22, 2010                                                                                         By: /s/ PETER B. HAMILTON
      Peter B. Hamilton
      Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and hereby incorporated by reference.
3.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for 1995 as filed with the Securities and Exchange Commission on March 28, 1996, and hereby incorporated by reference.

3.3
Amended By-Laws of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 4, 2010, and hereby incorporated by reference.

4.1
Indenture dated as of March 15, 1987, between the Company and Continental Illinois National Bank and Trust Company of Chicago, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference.

4.2
First Supplemental Indenture, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated as of March 15, 1987, between Brunswick Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2009, and hereby incorporated by reference.

4.3
Officers’ Certificate setting forth terms of the Company’s $125,000,000 principal amount of 7 3/8% Debentures due September 1, 2023, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for 1993 as filed with the Securities and Exchange Commission on March 29, 1994, and hereby incorporated by reference.

4.4
Form of the Company’s $200,000,000 principal amount of 7 1/8% Notes due August 1, 2027, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 1997, and hereby incorporated by reference.

4.5
The Company’s agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission, filed as Exhibit 4.10 to the Company’s Annual Report on Form 10-K for 1980, and hereby incorporated by reference.

4.6
Form of the Company’s $150,000,000 principal amount of 5% Notes due 2011, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 26, 2004, and hereby incorporated by reference.

4.7
Form of the Company’s $250,000,000 principal amount of 9.75% Senior Notes due 2013, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 15, 2008, and hereby incorporated by reference.

4.8
Indenture, dated as of August 14, 2009, between Brunswick Corporation, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and Form of 11.250%  Senior Secured Notes due 2016 (included in Exhibit 4.1), filed as Exhibits 4.1 and 4.2, respectively, to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009, and hereby incorporated by reference.

4.9
Amended and Restated Credit Agreement, dated December 19, 2008, between Brunswick Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc. and RBS Securities Corporation, as joint lead arrangers, J.P. Morgan Securities Inc., RBS Securities Corporation, Banc of America Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint bookrunners, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as syndication agents, and Bank of America, N.A., SunTrust Bank and Wells Fargo Bank, National Association, as documentation agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2008, and hereby incorporated by reference.

4.10
First Amendment, dated August 11, 2009, to (i) the Amended and Restated Credit Agreement, dated as of April 29, 2005, as amended and restated as of December 19, 2008, between Brunswick Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., et. al., and (ii) the Pledge and Security Agreement, dated as of December 19, 2008, among Brunswick Corporation, the subsidiary grantors thereto, and JPMorgan Chase Bank, N.A., administrative agent, filed as Exhibit 10.1 to the Company’s Current Reports on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009, and hereby incorporated by reference.

10.1*
Terms and Conditions of Employment between Brunswick Corporation and Dustan E. McCoy, dated September 18, 2006, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2006, and hereby incorporated by reference.

10.2*
Amendment dated December 4, 2008 to Terms and Conditions of Employment between Brunswick Corporation and Dustan E. McCoy dated September 18, 2006, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K  for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.3*
Terms and Conditions of Employment between Brunswick Corporation and Peter B. Hamilton dated October 29, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 30, 2008, and hereby incorporated by reference.

10.4*
Amendment dated May 5, 2009, to Terms and Conditions of Employment between Brunswick Corporation and Peter B. Hamilton dated October 29, 2008, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 5, 2009, and hereby incorporated by reference.

10.5*
Terms and Conditions of Peter B. Hamilton Stock Appreciation Rights Grant dated November 3, 2008, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K  for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.6*
Form of Officer Terms and Conditions of Employment, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 18, 2007, and hereby incorporated by reference.

10.7*
Form of Amendment to Officer Terms and Conditions of Employment effective December 2008, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K  for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.8*	Form of Officer Terms and Conditions of Employment effective June 2009.
10.9*
1994 Stock Option Plan for Non-Employee Directors, filed as Exhibit A to the Company’s definitive Proxy Statement as filed with the Securities and Exchange Commission on March 24, 1994, for the Annual Meeting of Stockholders on April 27, 1994, and hereby incorporated by reference.

10.10*
Brunswick Corporation Supplemental Pension Plan as amended and restated effective February 3, 2009, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.11*
Form of Non-Employee Director Indemnification Agreement filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for 2006 as filed with the Securities and Exchange Commission on February 23, 2007, and hereby incorporated by reference.

10.12*
1991 Stock Plan filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on August 13, 1999, and hereby incorporated by reference.

10.13*
Amendment to Brunswick Corporation 2003 Stock Incentive Plan (incorporated by reference to Appendix I of the Company’s Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 25, 2009), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 6, 2009, and hereby incorporated by reference.

10.14*
2009 Brunswick Performance Plan for 2009, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009, as filed with the Securities and Exchange Commission on May 8, 2009, and hereby incorporated by reference.

10.15*
1997 Stock Plan for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 13, 1998, and hereby incorporated by reference.

10.16*
Brunswick Corporation 2005 Elective Deferred Compensation Plan as amended and restated effective January 1, 2009, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.17*
First Amendment to Brunswick Corporation 2005 Elective Deferred Compensation Plan as amended and restated effective January 1, 2009, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.18*
Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2009, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.19*
Brunswick 2003 Stock Incentive Plan, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-112880), as filed with the Securities and Exchange Commission on February 17, 2004, and hereby incorporated by reference.

10.20*
2008 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, as filed with the Securities and Exchange Commission on May 1, 2008, and hereby incorporated by reference.

10.21*
2008 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan as amended October 20, 2008, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.22*
2008 Stock-Settled Stock Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, as filed with the Securities and Exchange Commission on May 1, 2008, and hereby incorporated by reference.

10.23*	February 2009 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan as amended October 20, 2008.
10.24*	February 2009 Stock-Settled Appreciation Rights Grants Terms and Condition Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan.
10.25*	May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan granted to D. E. McCoy.
10.26*	May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan granted to P. B. Hamilton.
10.27*	May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan.
10.28*	The Company’s Registration Statement on Form S-8 (333-112880), as filed with the Securities and Exchange Commission on February 17, 2004, and hereby incorporated by reference.
12.1	Statement regarding computation of ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.