Form 10-Q
period 2010-04-03
BRUNSWICK CORP
filed 2010-05-07
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 3, 2010, was 88,527,610.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 3, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
(in millions, except per share data)	April 3, 2010	April 4, 2009

Net sales	$844.4	$734.7
Cost of sales	665.8	643.5
Selling, general and administrative expense	138.8	155.2
Research and development expense	22.3	23.9
Restructuring, exit and impairment charges	7.4	39.6
Operating earnings (loss)	10.1	(127.5)
Equity loss	(0.1)	(3.2)
Other income (expense), net	1.0	(1.4)
Earnings (loss) before interest, loss on early extinguishment of debt and income taxes	11.0	(132.1)
Interest expense	(24.3)	(18.2)
Interest income	0.9	0.5
Loss on early extinguishment of debt	(0.3)	—
Loss before income taxes	(12.7)	(149.8)
Income tax provision	0.3	34.4
Net loss	$(13.0)	$(184.2)

Loss per common share:
Basic	$(0.15)	$(2.08)
Diluted	$(0.15)	$(2.08)

Weighted average shares used for computation of:
Basic loss per common share	88.6	88.4
Diluted loss per common share	88.6	88.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

(in millions)	April 3, 2010	December 31, 2009	April 4, 2009
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$552.4	$526.6	$359.1
Accounts and notes receivable, less allowances of $45.1, $47.7 and $39.6	440.1	332.4	381.9
Inventories
Finished goods	237.2	234.4	371.7
Work-in-process	178.4	174.3	232.6
Raw materials	89.0	76.2	97.0
Net inventories	504.6	484.9	701.3
Deferred income taxes	19.8	79.3	13.3
Prepaid expenses and other	31.0	35.5	48.8
Current assets	1,547.9	1,458.7	1,504.4

Property
Land	93.8	100.0	106.8
Buildings and improvements	672.0	678.3	677.2
Equipment	1,070.8	1,078.9	1,137.6
Total land, buildings and improvements and equipment	1,836.6	1,857.2	1,921.6
Accumulated depreciation	(1,221.3)	(1,221.8)	(1,163.2)
Net land, buildings and improvements and equipment	615.3	635.4	758.4
Unamortized product tooling costs	80.8	88.9	117.4
Net property	696.1	724.3	875.8

Other assets
Goodwill	290.6	292.5	287.8
Other intangibles, net	72.6	75.6	83.4
Investments	53.2	56.7	70.9
Other long-term assets	97.7	101.6	114.3
Other assets	514.1	526.4	556.4

Total assets	$2,758.1	$2,709.4	$2,936.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	April 3,	December 31,	April 4,
(in millions, except share data)	2010	2009	2009
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$10.2	$11.5	$2.4
Accounts payable	320.6	261.2	238.2
Accrued expenses	589.3	633.9	653.7
Current liabilities	920.1	906.6	894.3

Long-term liabilities
Debt	844.2	839.4	728.1
Deferred income taxes	62.7	10.1	48.6
Postretirement and postemployment benefits	537.6	535.7	518.7
Other	201.8	207.3	199.6
Long-term liabilities	1,646.3	1,592.5	1,495.0

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	415.7	415.1	404.6
Retained earnings	492.3	505.3	911.7
Treasury stock, at cost:
14,088,000; 14,275,000 and 14,371,000 shares	(410.2)	(412.2)	(415.1)
Accumulated other comprehensive loss, net of tax	(383.0)	(374.8)	(430.8)
Shareholders’ equity	191.7	210.3	547.3

Total liabilities and shareholders’ equity	$2,758.1	$2,709.4	$2,936.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009

Cash flows from operating activities
Net loss	$(13.0)	$(184.2)
Depreciation and amortization	35.1	41.6
Pension expense, net of funding	9.0	22.5
Deferred income taxes	0.3	35.0
Other long-lived asset impairment charges	0.5	4.0
Loss on early extinguishment of debt	0.3	—
Changes in certain current assets and current liabilities	(111.6)	79.4
Income taxes	107.5	69.1
Other, net	—	(16.9)
Net cash provided by operating activities	28.1	50.5

Cash flows from investing activities
Capital expenditures	(8.6)	(7.2)
Investments	(0.3)	(1.4)
Proceeds from the sale of property, plant and equipment	1.0	0.9
Other, net	—	(0.2)
Net cash used for investing activities	(7.9)	(7.9)

Cash flows from financing activities
Net payments of short-term debt	(0.6)	(0.7)
Net proceeds from issuance of long-term debt	10.0	—
Payments of long-term debt including current maturities	(3.5)	(0.3)
Payment of premium on early extinguishment of debt	(0.3)	—
Net cash provided by (used for) financing activities	5.6	(1.0)

Net increase in cash and cash equivalents	25.8	41.6
Cash and cash equivalents at beginning of period	526.6	317.5

Cash and cash equivalents at end of period	$552.4	$359.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2009 Annual Report on Form 10-K (the 2009 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of April 3, 2010, December 31, 2009, and April 4, 2009, the results of operations for the three months ended April 3, 2010, and April 4, 2009, and the cash flows for the three months ended April 3, 2010, and April 4, 2009.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first quarter of fiscal year 2010 ended on April 3, 2010, and the first quarter of fiscal year 2009 ended on April 4, 2009.

Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166) (codified within the FASB Accounting Standards Codification (ASC) 860 “Transfers and Servicing”). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (codified within ASC 810 “Consolidation”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement resulted in the Company expanding its disclosures as reflected in Note 11 – Financial Services.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820 “Fair Value Measurements and Disclosures” (ASC 820)). ASU 2010-06 improves disclosures originally required under SFAS No. 157, “Fair Value Measurements,” (codified under ASC 820) ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this ASU resulted in the Company expanding its disclosures, as reflected in Note 4 – Fair Value Measurements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09) (codified within ASC 855 “Subsequent Events”). ASU 2010-09 amended SFAS No. 165, “Subsequent Events” (codified within ASC 855 “Subsequent Events”) to resolve conflicts with SEC reporting requirements. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007, 2008, 2009 and 2010 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth. These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Statement of Operations during 2009 and 2010.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred. The Company considers actions related to the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the sale of the Valley-Dynamo and Integrated Dealer Systems businesses and the divestiture of MotoTron, to be exit activities. All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months ended April 3, 2010, and April 4, 2009. The 2010 charge consists of expenses related to actions initiated in 2010, 2009 and 2008:

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009

Restructuring activities:
Employee termination and other benefits	$3.8	$19.4
Current asset write-downs	—	2.6
Transformation and other costs:
Consolidation of manufacturing footprint	3.2	12.4
Retention and relocation costs	—	0.1
Consulting costs	—	0.3
Exit activities:
Employee termination and other benefits	—	0.1
Current asset write-downs	—	0.6
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.7
Asset disposition actions:
Definite-lived asset impairments	0.4	3.4

Total restructuring, exit and impairment charges	$7.4	$39.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The Company anticipates it will incur approximately $23 million of additional restructuring charges in 2010. Approximately $5 million of this amount relates to known restructuring activities that will be initiated in 2010, and approximately $18 million relates to restructuring activities initiated in 2009 and 2008. The Company expects most of these charges will be incurred in the Boat and Marine Engine segments. Further reductions in demand for the Company’s products, or further opportunities to reduce costs, may result in additional restructuring, exit or impairment charges in 2010.

Actions Initiated in 2010 and 2009

There were no significant restructuring activities initiated in 2010. During 2009, the Company continued its restructuring activities by reducing the Company’s global workforce, consolidating manufacturing operations and disposing of non-strategic assets.  During the third quarter of 2009, the Company announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant. This plant consolidation effort is expected to occur through 2011.  In connection with this action, the Company’s hourly union workforce in Fond du Lac ratified a new collective bargaining agreement on August 31, 2009, which resulted in net restructuring charges as a result of incentives and changes to employees’ current and postretirement benefits.  The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009 and began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009, including the previously mothballed plants in Navassa and Swansboro, North Carolina, and its Riverview plant in Knoxville, Tennessee. The Company also recorded impairments during 2009 on tooling, its Cape Canaveral, Florida and Little Falls, Minnesota properties, and on a marina in St. Petersburg, Florida, to record these assets at their fair value. These actions in the Company’s marine businesses are expected to provide long-term cost savings by reducing its fixed-cost structure.

The restructuring, exit and impairment charges recorded in the first quarter of 2010 and 2009, related to actions initiated in 2010 and 2009 for each of the Company’s reportable segments, are summarized below:

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009

Marine Engine	$2.4	$9.7
Boat	2.7	6.4
Fitness	—	1.0
Bowling & Billiards	0.2	0.1
Corporate	0.3	0.7

Total	$5.6	$17.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following is a summary of the charges by category associated with the 2010 and 2009 restructuring activities:

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009

Restructuring activities:
Employee termination and other benefits	$3.8	$12.9
Current asset write-downs	—	0.3
Transformation and other costs:
Consolidation of manufacturing footprint	1.8	2.8
Retention and relocation costs	—	0.1
Consulting costs	—	0.3
Exit activities:
Asset disposition actions:
Definite-lived asset impairments	—	1.5

Total restructuring, exit and impairment charges	$5.6	$17.9

The restructuring charges related to actions initiated in 2010 and 2009, for each of the Company’s reportable segments in the first quarter of 2010, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$1.3	$2.0	$0.2	$0.3	$3.8
Transformation and other costs	1.1	0.7	—	—	1.8

Total restructuring, exit and impairment charges	$2.4	$2.7	$0.2	$0.3	$5.6

The restructuring charges related to actions initiated in 2009, for each of the Company’s reportable segments in the first quarter of 2009, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$6.2	$5.3	$1.0	$0.1	$0.3	$12.9
Current asset write-downs	—	0.3	—	—	—	0.3
Transformation and other costs	2.7	0.1	—	—	0.4	3.2
Asset disposition actions	0.8	0.7	—	—	—	1.5

Total restructuring, exit and impairment charges	$9.7	$6.4	$1.0	$0.1	$0.7	$17.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following table summarizes the 2010 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2010 and 2009 and the related status as of April 3, 2010. The accrued amounts remaining as of April 3, 2010 represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs is expected to be paid by the end of 2010 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2010	Costs Recognized in 2010	Net Cash Payments	Accrued Costs as of Apr. 3, 2010

Employee termination and other benefits	$8.5	$3.8	$(5.8)	$6.5
Transformation and other costs:
Consolidation of manufacturing footprint	2.0	1.8	(1.7)	2.1

Total restructuring, exit and impairment charges	$10.5	$5.6	$(7.5)	$8.6

Actions Initiated in 2008

During the first quarter of 2008, the Company continued its restructuring activities by: closing its bowling pin manufacturing facility in Antigo, Wisconsin; announcing that it would close its boat plant in Bucyrus, Ohio, in anticipation of the proposed sale of certain assets relating to its Baja boat business; ceasing boat manufacturing at one of its facilities in Merritt Island, Florida; and closing its Swansboro, North Carolina, boat plant.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The restructuring, exit and impairment charges recorded in 2010 and 2009 related to actions initiated in 2008 for each of the Company’s reportable segments, are summarized below:

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009

Marine Engine	$—	$2.0
Boat	1.4	18.6
Bowling & Billiards	—	0.7
Corporate	0.4	0.4

Total	$1.8	$21.7

The following is a summary of the total expense by category associated with the 2008 restructuring initiatives recognized during the first quarter of 2010 and 2009:

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009

Restructuring activities:
Employee termination and other benefits	$—	$6.5
Current asset write-downs	—	2.3
Transformation and other costs:
Consolidation of manufacturing footprint	1.4	9.6
Exit activities:
Employee termination and other benefits	—	0.1
Current asset write-downs	—	0.6
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.7
Asset disposition actions:
Definite-lived asset impairments	0.4	1.9

Total restructuring, exit and impairment charges	$1.8	$21.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The restructuring charges related to actions initiated in 2008, for each of the Company’s reportable segments in the first quarter of 2010, are summarized below:

(in millions)	Boat	Corporate	Total

Transformation and other costs	$1.4	$—	$1.4
Asset disposition actions	—	0.4	0.4

Total restructuring, exit and impairment charges	$1.4	$0.4	$1.8

The restructuring charges related to actions initiated in 2008, for each of the Company’s reportable segments in the first quarter of 2009, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$0.6	$5.5	$0.1	$0.4	$6.6
Current asset write-downs	0.7	1.6	0.6	—	2.9
Transformation and other costs	0.7	9.6	—	—	10.3
Asset disposition actions	—	1.9	—	—	1.9

Total restructuring, exit and impairment charges	$2.0	$18.6	$0.7	$0.4	$21.7

The following table summarizes the 2010 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2008 and the related status as of April 3, 2010. The accrued amounts remaining as of April 3, 2010, represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs is expected to be paid by the end of 2010 and is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2010	Costs Recognized in 2010	Non-cash Charges	Net Cash Payments	Accrued Costs as of Apr. 3, 2010

Employee termination and other benefits	$1.2	$—	$—	$(0.7)	$0.5
Transformation and other costs:
Consolidation of manufacturing footprint	1.9	1.4	—	(1.6)	1.7
Asset disposition actions:
Definite-lived asset impairments	—	0.4	(0.4)	—	—

Total restructuring, exit and impairment charges	$3.1	$1.8	$(0.4)	$(2.3)	$2.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. There were no material adjustments as a result of ineffectiveness to the results of operations for the quarters ended April 3, 2010, and April 4, 2009. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

Fair Value Hedges. During 2010 and 2009, the Company entered into foreign currency forward contracts to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in the exchange rates of foreign currencies. The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings (loss), each period as incurred.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive income (loss), an equity account, and reclassified into earnings (loss) in the same period or periods during which the hedged transaction affects earnings. As of April 3, 2010, the term of derivative instruments hedging forecasted transactions ranged from one to 21 months.

Foreign Currency.  The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at April 3, 2010, and December 31, 2009, had notional contract values of $73.0 million and $101.9 million, respectively. Option contracts outstanding at April 3, 2010, and December 31, 2009, had notional contract values of $111.8 million and $103.7 million, respectively. The forward and options contracts outstanding at April 3, 2010, mature during 2010 and 2011 and primarily relate to the Euro, Mexican peso, Canadian dollar, British pound, Japanese yen, New Zealand dollar and Australian dollar. As of April 3, 2010, the Company estimates that during the next 12 months, it will reclassify approximately $1.6 million in net gains (based on current rates) from Accumulated other comprehensive income (loss) to Cost of sales.

Interest Rate. As of April 3, 2010, and December 31, 2009, the Company had $4.6 million and $4.8 million, respectively, of net deferred gains associated with all forward starting interest rate swaps included in Accumulated other comprehensive income (loss). These amounts include gains deferred on $250.0 million of forward starting interest rate swaps terminated in July 2006 and losses deferred on $150.0 million of notional value forward starting swaps, which were terminated in August 2008. There were no forward starting interest rate swaps outstanding at April 3, 2010. For the three months ended April 3, 2010, the Company recognized $0.2 million of net amortization gains in Interest expense related to all settled forward starting interest rate swaps.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and natural gas. Commodity swap contracts outstanding at April 3, 2010, and December 31, 2009, had notional values of $14.5 million and $15.5 million, respectively. The contracts outstanding mature throughout 2010 to 2011. The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive income (loss) and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of April 3, 2010, the Company estimates that during the next 12 months, it will reclassify approximately $3.1 million in net gains (based on current prices) from Accumulated other comprehensive income (loss) to Cost of sales.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

As of April 3, 2010, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid Expenses and Other	$2.7	Accrued Expenses	$0.9
Commodity contracts	Prepaid Expenses and Other	4.6	Accrued Expenses	0.2

Total		$7.3		$1.1

As of December 31, 2009, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid Expenses and Other	$1.8	Accrued Expenses	$1.4
Commodity contracts	Prepaid Expenses and Other	6.4	Accrued Expenses	—

Total		$8.2		$1.4

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended April 3, 2010, was:
(in millions)
Fair Value Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives

Foreign exchange contracts	Cost of Sales	$1.3

Cash Flow Hedge Instruments	Amount of Gain/(Loss) Recognized on Derivatives in Accumulated other comprehensive loss (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)

Interest rate contracts	$—	Interest Expense	$0.2
Foreign exchange contracts	1.9	Cost of Sales	(0.4)
Commodity contracts	(2.9)	Cost of Sales	(0.3)

Total	$(1.0)		$(0.5)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At April 3, 2010, the fair value of the Company’s long-term debt was approximately $807.4 million as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $845.9 million as of April 3, 2010.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 4 – Fair Value Measurements

Fair value is defined under ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of April 3, 2010:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$381.0	$—	$—	$381.0
Other short-term investments	0.8	—	—	0.8
Long-term investments	3.1	—	—	3.1
Derivatives	—	7.3	—	7.3
Total assets	$384.9	$7.3	$—	$392.2

Liabilities:
Derivatives	$—	$1.1	$—	$1.1

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$350.0	$—	$—	$350.0
Other short-term investments	0.8	—	—	0.8
Long-term investments	4.3	—	—	4.3
Derivatives	—	8.2	—	8.2
Total Assets	$355.1	$8.2	$—	$363.3

Liabilities:
Derivatives	$—	$1.4	$—	$1.4

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Refer to Note 3 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. In addition to the items shown in the table above, refer to Note 15 in the Company’s 2009 Form 10-K for further discussion surrounding the fair value measurements associated with the Company’s postretirement benefit plans.

During the first quarter of 2010 and 2009, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities. The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, on certain asset groups to test for potential impairments. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount. Other than the assets measured at fair value on a recurring basis, as shown in the table above, the asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis were $3.5 million, $29.7 million and $3.7 million at April 3, 2010, December 31, 2009, and April 4, 2009, respectively, and relate primarily to assets no longer being used. Fair value for these asset balances was determined using a market approach and other Level 2 inputs, including third-party appraisals of comparable property.

Note 5 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 13.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of April 3, 2010, 1.8 million shares were available for grant. Prior to 2005, the Company primarily issued share-based compensation in the form of stock options and had not issued any SARs. Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options.

SARs

During the three months ended April 3, 2010, and April 4, 2009, the Company granted 2.2 million and 0.8 million SARs, respectively.  In the three months ended April 3, 2010, and April 4, 2009, there was $2.6 million and $0.0 million of total expense, respectively, after adjusting for forfeitures, due to amortization of SARs granted.

The weighted average fair values of individual SARs granted were $5.63 and $2.16 during the first quarters of 2010 and 2009, respectively.  The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions for 2010 and 2009:

	2010	2009

Risk-free interest rate	2.8%	3.0%
Dividend yield	0.7%	1.9%
Volatility factor	53.0%	73.9%
Weighted average expected life	5.8 – 6.6 years	5.7 – 6.3 years

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Non-vested Stock Awards

During the three months ended April 3, 2010, and April 4, 2009, the Company granted 0.1 million and 0.0 million stock awards, respectively. The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period. During the three months ended April 3, 2010, $0.5 million was charged to compensation expense from the amortization of previous grants. As a result of reversing the amortization of certain awards, the Company recognized income of $0.2 million in the first quarter of 2009.

As of April 3, 2010, there was $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.4 years.

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

Note 6 – Earnings (Loss) per Common Share

The Company calculates earnings (loss) per common share in accordance with ASC 260, “Earnings per Share.”  Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated similarly, except that the calculation includes the dilutive effect of stock options and SARs, collectively “options,” and non-vested stock awards. Common stock equivalents continue to have an anti-dilutive effect on the net losses from operations and are not included in the diluted earnings (loss) per share computation in either 2010 or 2009.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Basic and diluted loss per common share for the three months ended April 3, 2010, and April 4, 2009, were calculated as follows:

	Three Months Ended
(in millions, except per share data)	April 3, 2010	April 4, 2009

Net loss	$(13.0)	$(184.2)

Weighted average outstanding shares – basic	88.6	88.4
Dilutive effect of common stock equivalents	—	—

Weighted average outstanding shares – diluted	88.6	88.4

Basic loss per common share	$(0.15)	$(2.08)

Diluted loss per common share	$(0.15)	$(2.08)

As of April 3, 2010, there were 10.4 million options outstanding, of which 4.3 million were exercisable.  This compares with 6.3 million options outstanding, of which 3.5 million were exercisable as of April 4, 2009.  During the three months ended April 3, 2010, and April 4, 2009, there were 5.3 million and 6.3 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for the period then ended. These options were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. As common stock equivalents have an anti-dilutive effect on the Company’s net loss, the equivalents were not included in the computation of diluted earnings (loss) per common share for the three months ended April 3, 2010, and April 4, 2009.

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount which is less than total obligations outstanding. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The potential cash payments associated with these customer financing arrangements as of April 3, 2010, and April 4, 2009, were:

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

	Single Year Obligation		Maximum Obligation
(in millions)	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Marine Engine	$6.2	$31.2	$6.2	$31.2
Boat	4.6	3.2	4.6	3.2
Fitness	30.3	26.9	36.6	37.2
Bowling & Billiards	7.1	10.5	15.7	25.3

Total	$48.2	$71.8	$63.1	$96.9

The reduction in potential obligations in the Marine Engine segment is a result of the Company’s discontinuance of its sale of receivables program in May of 2009. See Note 11 – Financial Services for further details.

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is mitigated by the value of the collateral that secures the financing. The Company had $3.9 million accrued for potential losses related to recourse exposure at April 3, 2010.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The amount of collateral the Company could be required to purchase as of April 3, 2010, and April 4, 2009, was:

	Single Year Obligation		Maximum Obligation
(in millions)	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Marine Engine	$2.9	$3.7	$2.9	$3.7
Boat	79.7	118.4	99.7	155.2
Bowling & Billiards	0.5	1.9	0.5	1.9

Total	$83.1	$124.0	$103.1	$160.8

The Company had $6.6 million accrued for potential losses related to repurchase exposure at April 3, 2010. The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction. The Company’s repurchase accrual represents the expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $97.9 million as of April 3, 2010. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. In addition, the Company has provided a letter of credit to GE Commercial Distribution Finance Corporation (GECDF) as a guarantee of the Company’s obligations to GECDF and affiliates under various agreements. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $12.7 million as collateral against $13.5 million of outstanding surety bonds as of April 3, 2010.

In addition to the guarantee arrangements discussed above, the Company has accounts receivable sale arrangements with certain third parties. In accordance with ASC 860, “Transfers and Servicing,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation as these arrangements do not meet the requirements of a “true sale.” Accordingly, the current portion of $48.0 million and $46.1 million was recorded in Accounts and notes receivable and Accrued expenses as of April 3, 2010, and December 31, 2009, respectively, related to these arrangements. Further, the long-term portion of these arrangements of $45.4 million and $46.3 million as of April 3, 2010, and December 31, 2009, respectively, was recorded in Other long-term assets and Other long-term liabilities.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended April 3, 2010, and April 4, 2009:

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009

Balance at beginning of period	$139.8	$145.4
Payments made	(19.5)	(22.5)
Provisions/additions for contracts issued/sold	19.4	19.9
Aggregate changes for preexisting warranties	(0.3)	0.8
Balance at end of period	$139.4	$143.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Additionally, customers may purchase a contract from the Company that extends product protection beyond the standard product warranty period in the Company’s Marine Engine, Boat and Fitness segments.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $36.6 million as of April 3, 2010.

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

There were no significant changes to the legal and environmental commitments that were discussed in Note 11 to the consolidated financial statements in the 2009 Form 10-K.

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

Corporate/Other results include items such as corporate staff and administrative costs as well as the financial results of the Company’s joint venture, Brunswick Acceptance Company, LLC, which is discussed in further detail in Note 11 – Financial Services. Corporate/Other total assets consist primarily of cash and marketable securities, deferred and prepaid income tax balances and investments in unconsolidated affiliates.  Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at established arm’s length transfer prices.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended April 3, 2010, and April 4, 2009:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Marine Engine	$445.7	$343.9	$26.5	$(50.6)
Boat	243.6	205.3	(26.7)	(72.3)
Marine eliminations	(55.8)	(33.0)	—	—
Total Marine	633.5	516.2	(0.2)	(122.9)

Fitness	119.0	118.6	9.5	0.3
Bowling & Billiards	91.9	99.9	14.9	10.6
Corporate/Other	—	—	(14.1)	(15.5)
Total	$844.4	$734.7	$10.1	$(127.5)

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	April 3, 2010	December 31, 2009

Marine Engine	$758.5	$649.4
Boat	482.9	476.5
Total Marine	1,241.4	1,125.9

Fitness	542.9	564.7
Bowling & Billiards	283.0	288.8
Corporate/Other	690.8	730.0
Total	$2,758.1	$2,709.4

Note 9 – Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method.  See Note 11 – Financial Services for more details on the Company’s joint venture, Brunswick Acceptance Company, LLC (BAC). Refer to Note 8 to the consolidated financial statements in the 2009 Form 10-K for further detail relating to the Company’s investments.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 10 – Comprehensive Loss

The Company reports certain changes in equity during a period in accordance with ASC 220, “Comprehensive Income.”  Accumulated other comprehensive loss includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax. Changes in the components of other comprehensive income (loss) for the three months ended April 3, 2010, and April 4, 2009, were as follows:

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009

Net loss	$(13.0)	$(184.2)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(12.8)	(17.1)
Net change in unrealized gains (losses) on investments	(1.1)	0.2
Net change in unamortized prior service cost	(1.2)	2.0
Net change in unamortized actuarial loss	5.5	17.0
Net change in accumulated unrealized derivative gains (losses)	1.4	(0.6)
Total other comprehensive income (loss)	(8.2)	1.5
Comprehensive loss	$(21.2)	$(182.7)

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

The term of the joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal or purchase at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. Concurrent with finalizing the amended and restated asset-based revolving credit facility (Revolving Credit Facility), as described in Note 14 to the consolidated financial statement in the Company’s 2009 Form 10-K, in the fourth quarter of 2008, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Revolving Credit Facility.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s available, unused borrowing capacity under the Revolving Credit Facility is below $60 million.  As available unused borrowing capacity under the Revolving Credit Facility was above $60 million at April 3, 2010, the Company was not required to meet the minimum fixed-charge test.

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

BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at April 3, 2010, and December 31, 2009, was $16.5 million and $16.2 million, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	April 3, 2010	December 31, 2009

Investment	$16.5	$16.2
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(5.3)	(8.4)
Total maximum loss exposure	$83.5	$80.1

(A)
Repurchase and recourse obligations are off-balance obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligation of Note 7 - Commitments and Contingencies.  Repurchase and recourse obligations are primarily related to a global repurchase agreement with GE and could be reduced by repurchase activity occurring under other similar repurchase agreements with GECDF and affiliates.  The Company's risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction.

(B)	Represents accrued amounts for potential losses related to repurchase and recourse exposure.

BFS recorded income related to the operations of BAC in Equity earnings (loss) and amounts under the aforementioned income sharing agreement under Other income (expense), the net of which resulted in BFS recording income of $0.9 million and $1.1 million as of April 3, 2010, and April 4, 2009, respectively. Amounts recorded exclude discount expense paid by the Company in 2009 on the sale of Mercury Marine’s accounts receivable to the joint venture as noted below.

There were no accounts receivable sold to BAC in the first quarter of 2010 due to the replacement of the program in May 2009. Accounts receivable totaling $114.3 million were sold to BAC in the first quarter of 2009. Discounts of $1.0 million for the first quarter of 2009, have been recorded as an expense in Other income (expense), net, in the Consolidated Statements of Operations.  Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.6 million in the first quarter of 2009, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.  In May 2009, the Company entered into an asset-based lending facility (Mercury Receivables ABL Facility) with GECDF to replace the Mercury Marine accounts receivable sale program the Company had with BAC.  See Note 14 – Debt for more details on the Company’s Mercury Receivables ABL Facility.  Concurrent with entering into the Mercury Receivables ABL Facility, the Company repurchased $84.2 million of accounts receivable from BAC in May 2009. Therefore, there was no outstanding balance of receivables sold to BAC as of April 3, 2010, or December 31, 2009.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 12 – Income Taxes

The Company would ordinarily recognize a tax benefit on operating losses; however, due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances accordingly as the deferred tax assets increase or decrease resulting in effectively no recorded federal tax benefit. The Company is in a similar situation in certain state and foreign taxing jurisdictions, but an income tax provision or benefit is still required for those entities that are not in cumulative loss positions. The Company recognized an income tax provision of $0.3 million for the three months ended April 3, 2010, which included a tax provision of $2.4 million related to state and foreign locations where the Company is not in a cumulative loss position, partially offset by a $2.1 million benefit related to the reassessment of tax reserves. The effective tax rate, which is calculated as the income tax provision as a percent of pretax losses, for the three months ended April 3, 2010, was (2.4) percent.

The Company recognized an income tax provision for the three months ended April 4, 2009, despite losses before taxes. The provision was primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets, as prescribed by ASC 740, “Income Taxes.” A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks. The effective tax rate, for the three months ended April 4, 2009, was (23.0) percent.

As of April 3, 2010, and December 31, 2009, the Company had $35.3 million and $45.9 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of April 3, 2010, could decrease by approximately $6.4 million in the next 12 months due to settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2010, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 3, 2010, and December 31, 2009, the Company had approximately $5.3 million and $6.0 million accrued for the payment of interest, respectively. There were no amounts accrued for penalties at April 3, 2010, or December 31, 2009.

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

Note 13 – Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company’s contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. See Note 15 to the consolidated financial statements in the 2009 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended April 3, 2010, and April 4, 2009:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	April 3, 2010	April 4, 2009	April 3, 2010	April 4, 2009

Service cost	$0.3	$2.9	$0.1	$0.5
Interest cost	16.2	16.5	1.0	1.5
Expected return on plan assets	(12.3)	(12.5)	—	—
Amortization of prior service costs (credits)	0.1	1.0	(1.0)	(0.3)
Amortization of net actuarial loss	5.5	12.6	—	—
Curtailment loss	—	2.8	—	—
Net pension and other benefit costs	$9.8	$23.3	$0.1	$1.7

Employer Contributions. During the three months ended April 3, 2010, and April 4, 2009, the Company contributed $0.8 million and $0.8 million, respectively, to fund benefit payments to its nonqualified pension plan. The Company did not make any contributions to the qualified pension plans during the three months ended April 3, 2010, and April 4, 2009.  Company contributions are subject to changes in the plan’s funded position and Company discretion.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 14 – Debt

Short-term debt at April 3, 2010, and December 31, 2009, consisted of the following:

(in millions)	April 3, 2010	December 31, 2009

Mercury Receivables ABL Facility	$–	$–
Current maturities of long-term debt	1.7	1.8
Other short-term debt	8.5	9.7

Total short-term debt	$10.2	$11.5

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 11 – Financial Services.  The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million and is secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25 percent, provided, however, that the one-month LIBOR rate shall not be less than 1.0 percent. Borrowings under the Mercury Receivables ABL Facility can be adjusted to $120.0 million to accommodate seasonal increases in accounts receivable from May to August.  Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85 percent advance rate.  The Company had the capacity to borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009.  The over-advance amount declines ratably each month through November 2010.  Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain accounts, pledged as collateral against the Mercury Receivables ABL Facility.  The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage ratio covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 11 – Financial Services.  The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million, but have since been repaid and the Company had no borrowings outstanding at April 3, 2010, and December 31, 2009. The amount of borrowing capacity available under this facility at April 3, 2010, and December 31, 2009 was $65.1 million and $42.2 million, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Long-Term Debt at April 3, 2010, and December 31, 2009, consisted of the following:

(in millions)	April 3, 2010	December 31, 2009

Senior notes, currently 11.25%, due 2016, net of discount of $9.5 and $9.9	$340.5	$340.1
Notes, 7.125% due 2027, net of discount of $0.8 and $0.8	199.2	199.2
Senior notes, currently 11.75%, due 2013	150.4	153.4
Debentures, 7.375% due 2023, net of discount of $0.4 and $0.4	124.6	124.6
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $5.5 and $3.8	24.5	16.2
Notes, 1.82% to 4.0% payable through 2015	6.5	7.5
Notes, 5.0% due 2011	0.2	0.2
	845.9	841.2
Current maturities of long-term debt	(1.7)	(1.8)

Long-term debt	$844.2	$839.4

On December 23, 2009, the Company entered into a $50 million loan agreement with the Fond du Lac County Economic Development Corporation (FDL-EDC). Initial borrowings under this loan were $20.0 million at a 2.0 percent interest rate, due 2021. This loan is part of a $50.0 million appropriation made to the FDL-EDC by the County of Fond du Lac, Wisconsin, to provide financial assistance to encourage and enable the Company’s Mercury Marine division to remain headquartered in Fond du Lac. See Note 2 – Restructuring Activities for further discussion. Additional borrowings of $10.0 million were obtained during March 2010, and the Company anticipates borrowing an additional $10.0 million in the third quarter of 2010 and an additional $10.0 million in the first quarter of 2011, all under the same terms described above. Principal payments under the FDL-EDC loan are due in equal annual installments beginning December 23, 2012. Likewise, interest accrues on the loan and is payable at the date of the first principal payment, and is due annually thereafter. Under the terms of the FDL-EDC loan, up to approximately 43 percent of the principal due under this loan is forgivable if the Company achieves certain employment target levels as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. The FDL-EDC loan is secured by facilities and machinery and equipment located in Fond du Lac. The carrying value of this debt at April 3, 2010, includes a $5.5 million discount calculated using a blended market based interest rate of 3.79 percent rather than the stated interest rate of 2.0 percent as the stated interest rate is viewed as a below market interest rate.

In February 2010, the Company repurchased $3.0 million of its 11.75 percent Senior notes due 2013, and recorded $0.3 million of loss in the quarter ending April 3, 2010, in Loss on early extinguishment of debt on the Consolidated Statements of Operations. See Note 14 to the consolidated financial statements in the 2009 Form 10-K for further details regarding the Company’s debt.

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

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors in Brunswick’s 2009 Annual Report on Form 10-K (2009 Form 10-K).

Overview and Outlook

General

The Company continued to maintain strong liquidity during the first quarter of 2010, increasing its cash balances and reducing its net debt (defined as total debt, less Cash and cash equivalents) position.  Management continues to believe that the Company has adequate sources of liquidity to meet its short-term and long-term needs and expects that the Company’s interim cash requirements will be met out of existing cash balances and cash flow.

Net sales during the first quarter of 2010 increased 15 percent to $844.4 million from $734.7 million in the first quarter of 2009, which was driven by the Company’s Marine Engine and Boat segments, partially offset by declines in the Company’s Bowling & Billiards segment.  Increasing sales when compared with the prior year in the marine businesses were a result of increased production and wholesale shipments as boat builders increased their production rates and dealers began to replenish their inventories in advance of the retail selling season.  While the Company believes that retail sales of powerboats in the United States will continue to decline in 2010 from the height of the market in 2005, it expects the rate of decline to decrease significantly when compared to rates of decline experienced during 2009.  Additionally, the Company expects its marine wholesale shipments in 2010 to more closely match marine retail demand, whereas 2009 wholesale shipments were significantly lower than retail unit sales.  The Company also experienced international sales growth in all of its segments during the first quarter of 2010 when compared with 2009, with every segment, except for the Boat segment, seeing international sales growth outpace domestic sales growth.

Quarterly operating earnings were $10.1 million with an operating margin of 1.2 percent.  These results included $7.4 million of restructuring, exit and impairment charges recorded during the first quarter of 2010.  In the three months ended April 4, 2009, the Company recorded a quarterly operating loss of $127.5 million, with a negative operating margin of 17.4 percent, which included restructuring, exit and impairment charges of $39.6 million.  The improvement in operating earnings during the first quarter of 2010 when compared with the first quarter of 2009 was primarily the result of higher overall unit sales discussed above and improved fixed-cost absorption from the increased production levels, as well as lower discounts provided to facilitate retail boat sales.  Additionally, operating earnings in the first quarter of 2010 benefited from lower restructuring, exit and impairment charges, cost reductions from successful cost-reduction initiatives, and lower pension and bad debt expense.

During the three months ended April 3, 2010, the Company recognized a tax provision of $0.3 million, despite a loss of $12.7 million before taxes.  The Company would ordinarily recognize a tax benefit on operating losses; however, due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances accordingly as the deferred tax assets increase or decrease resulting in effectively no recorded federal tax benefit.  The Company is in a similar situation in certain state and foreign taxing jurisdictions, but an income tax provision or benefit is still required for those entities that are not in cumulative loss positions. The tax provision of $0.3 million for the three months ended April 3, 2010 included a tax provision of $2.4 million related to state and foreign locations where the Company is not in a cumulative loss position, partially offset by a $2.1 million benefit related to the reassessment of tax reserves.

During the three months ended April 4, 2009, the Company recognized a tax provision of $34.4 million, despite incurring a loss of $149.8 million before taxes. As described above, the Company would typically recognize a tax benefit on losses before income taxes; however, due to the uncertainty of the realization of certain state and foreign net deferred tax assets, $36.6 million of special tax charges were recognized primarily to reduce certain state and foreign net deferred tax assets to their anticipated realizable value.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007, 2008, 2009 and 2010 in order to improve performance and better position the Company for current market conditions and longer-term growth. The Company began to see savings related to these initiatives in 2008 and 2009, and expects savings to continue in 2010.

The restructuring, exit and impairment charges recorded during 2010 and 2009 for each of the Company’s reportable segments are summarized below:

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009

Marine Engine	$2.4	$11.7
Boat	4.1	25.0
Fitness	—	1.0
Bowling & Billiards	0.2	0.8
Corporate	0.7	1.1

Total	$7.4	$39.6

See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details. The Company anticipates it will incur approximately $23 million of additional charges in 2010 related to known restructuring activities that will be initiated in 2010 or have been previously initiated.

Matters Affecting Comparability

The following events have occurred during the three months ended April 3, 2010, and April 4, 2009, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. During the first quarter of 2010, the Company recorded a charge of $7.4 million related to restructuring activities as compared with $39.6 million in the first quarter of 2009. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Tax Items. The tax provision of $0.3 million for the three months ended April 3, 2010 included a tax provision of $2.4 million related to state and foreign locations where the Company is not in a cumulative loss position, partially offset by a $2.1 million benefit related to the reassessment of tax reserves. During the three months ended April 4, 2009, the Company recognized a tax provision of $34.4 million, despite incurring a loss of $149.8 million before taxes.  The Company would typically recognize a tax benefit on losses before income taxes; however, due to the uncertainty of the realization of certain state and foreign net deferred tax assets, $36.6 million of special tax charges were recognized primarily to reduce certain state and foreign net deferred tax assets to their anticipated realizable value.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

			2010 vs. 2009
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	April 3, 2010	April 4, 2009	$	%

Net sales	$844.4	$734.7	$109.7	14.9%
Gross margin (A)	$178.6	$91.2	$87.4	95.8%
Restructuring, exit and impairment charges	$7.4	$39.6	$(32.2)	(81.3)%
Operating earnings (loss)	$10.1	$(127.5)	$137.6	NM
Net loss	$(13.0)	$(184.2)	$(171.2)	(92.9)%

Diluted loss per share	$(0.15)	$(2.08)	$(1.93)	(92.8)%

Expressed as a percentage of Net sales:
Gross margin	21.2%	12.4%		880	bpts
Selling, general and administrative expense	16.4%	21.1%		(470)	bpts
Research and development expense	2.6%	3.3%		(70)	bpts
Restructuring, exit and impairment charges	0.9%	5.4%		(450)	bpts
Operating margin	1.2%	(17.4)%		NM

__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The increase in net sales was primarily due to increased wholesale shipments to meet customer inventory requirements in the Company’s Marine Engine and Boat segments as well as the favorable result of foreign currency translation. This increase was partially offset by a modest decline in the Company’s Bowling & Billiards segment and relatively flat sales at its Fitness segment.  Despite the increase in the Company’s net sales, there continues to be uncertainty in the global economy and continued credit constraints, which have limited the Company’s retail and other customers’ purchasing power and have curtailed retail activity. As a result of the prolonged decline in marine retail demand and tighter credit markets, a number of the Company’s dealers have filed for bankruptcy or voluntarily ceased operations. If additional dealers file for bankruptcy or cease operations, the Company’s net sales and earnings may be unfavorably affected as a result of lower market coverage and the associated decline in sales. Net sales in the Bowling & Billiards segment and the domestic business of the Fitness segment declined during the three months ended April 3, 2010, when compared with the three months ended April 4, 2009, as operators in these industries continue to experience reduced access to capital and remained cautious about making capital purchases. International sales for the Company increased 23 percent in the first quarter of 2010 when compared with the first quarter of 2009. Increases in international sales were realized by each of the Company’s segments.

The increase in gross margin percentage in the first quarter of 2010 compared with the same period last year was primarily due to higher fixed-cost absorption and increased efficiencies due to increased production rates as a result of increased customer demand in the marine businesses, as well as decreased dealer retail incentive programs, lower pension expense and the realization of successful cost-reduction efforts.

Selling, general and administrative expense declined by $16.4 million to $138.8 million in the first quarter of 2010. The decrease was primarily a result of successful cost-reduction efforts, reduced pension and bad debt expense, and a favorable recovery against an insurance policy.

During the first quarter of 2010, the Company incurred fewer restructuring charges than in the first quarter of 2009. Restructuring activities during the first quarter of 2010 included the continued consolidation of the Company’s marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, as well as continuing plant closure costs associated with the Company’s Boat segment. Costs incurred during the first quarter of 2009 included continued headcount reductions throughout the Company and additional programs to realign the Company’s marine manufacturing footprint. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Equity loss decreased $3.1 million to a loss of $0.1 million in the first quarter of 2010, from a loss of $3.2 million in the first quarter of 2009. The decrease in equity loss was primarily the result of improved financial results from the Company’s marine joint ventures in the first quarter of 2010 compared with the first quarter of 2009.

Interest expense increased $6.1 million in the first quarter of 2010 compared with the same period in 2009, primarily as a result of higher outstanding debt levels in 2010 and increased borrowing rates resulting from refinancing activities in August 2009. Interest income increased $0.4 million in the first quarter of 2010 compared with the same period in 2009, as increased investment balances more than offset a decline in interest returns on investments.

During the three months ended April 3, 2010, the Company recognized a tax provision of $0.3 million, despite a loss of $12.7 million before taxes.  The Company would ordinarily recognize a tax benefit on operating losses; however, due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances accordingly as the deferred tax assets increase or decrease resulting in effectively no recorded federal tax benefit.  The Company is in a similar situation in certain state and foreign taxing jurisdictions, but an income tax provision or benefit is still required for those entities that are not in cumulative loss positions. The tax provision of $0.3 million for the three months ended April 3, 2010 included a tax provision of $2.4 million related to state and foreign locations where the Company is not in a cumulative loss position, partially offset by a $2.1 million benefit related to the reassessment of tax reserves.

During the three months ended April 4, 2009, the Company recognized a tax provision of $34.4 million, despite incurring a loss of $149.8 million before taxes. As described above, the Company would typically recognize a tax benefit on losses before income taxes; however, due to the uncertainty of the realization of certain state and foreign net deferred tax assets, $36.6 million of special tax charges were recognized primarily to reduce certain state and foreign net deferred tax assets to their anticipated realizable value.

Operating loss, Net loss and diluted loss per share decreased in the first quarter of 2010 when compared to the same period in 2009 primarily due to the same factors discussed above.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2010 vs. 2009
	Three Months Ended		Increase/(Decrease)
(in millions)	April 3, 2010	April 4, 2009	$	%

Net sales	$445.7	$343.9	$101.8	29.6%
Restructuring, exit and impairment charges	$2.4	$11.7	$(9.3)	(79.5)%
Operating earnings (loss)	$26.5	$(50.6)	$77.1	NM
Operating margin	5.9%	(14.7)%		NM
Capital expenditures	$3.2	$2.5	$0.7	28.0%
__________

NM = not meaningful

Net sales recorded by the Marine Engine segment increased by 29.6% to $445.7 million in the first quarter of 2010 when compared with the first quarter of 2009.  The increase was primarily due to increased wholesale shipments to meet customer inventory requirements across all of the segment’s operations except for the marine service, parts and accessories businesses, which experienced a low single-digit percentage decline in sales during the quarter.  In addition to the increased sales volume, net sales increased as a result of favorable foreign currency translation in the three months ended April 3, 2010. International sales represented 47% of the segment’s sales during the first quarter of 2010.

The restructuring, exit and impairment charges recognized during the first quarter of 2010 were primarily related to severance charges and other restructuring activities associated with the Company’s consolidation of its engine production as discussed in Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements.

Marine Engine segment operating earnings (loss) increased in the first quarter of 2010 as a result of higher sales volumes and fixed-cost absorption, along with fixed-cost savings from successful cost reduction efforts, lower restructuring, exit and impairment charges, reduced pension and bad debt expense, and a favorable recovery against an insurance policy.

Capital expenditures in the first quarters of 2010 and 2009 were primarily related to profit-maintaining investments.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2010 vs. 2009
	Three Months Ended		Increase/(Decrease)
(in millions)	April 3, 2010	April 4, 2009	$	%

Net sales	$243.6	$205.3	$38.3	18.7%
Restructuring, exit and impairment charges	$4.1	$25.0	$(20.9)	(83.6)%
Operating loss	$(26.7)	$(72.3)	$(45.6)	(63.1)%
Operating margin	(11.0)%	(35.2)%		NM
Capital expenditures	$3.6	$4.0	$(0.4)	(10.0)%
__________

NM = not meaningful

The increase in Boat segment net sales during the first quarter of 2010 was largely the result of higher wholesale sales volumes of boats to meet customer inventory requirements, which is a direct result of historically low dealer inventories entering 2010. The Boat segment also offered reduced dealer retail incentives in the first quarter of 2010 when compared with 2009. International sales represented 37% of the segment’s sales during the first quarter of 2010.

The restructuring, exit and impairment charges recognized during the first quarter of 2010 and 2009 were primarily related to severance charges, additional costs associated with consolidation of the Company’s manufacturing footprint and other restructuring activities initiated in 2008 and 2009. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Boat segment operating loss decreased in the first quarter of 2010 as a result of higher sales volumes and fixed-cost absorption, along with fixed cost savings from successful cost reduction efforts, reduced restructuring, exit and impairment charges and reduced dealer retail incentive programs. The favorable impact on the segment’s operating loss was partially offset by the unfavorable effects of a change in sales mix towards smaller boats from larger, more profitable boats.

Capital expenditures in the first quarters of 2010 and 2009 were largely related to tooling costs for the production of new models and profit-maintaining investments.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2010 vs. 2009
	Three Months Ended		Increase/(Decrease)
(in millions)	April 3, 2010	April 4, 2009	$	%

Net sales	$119.0	$118.6	$0.4	0.3%
Restructuring, exit and impairment charges	$—	$1.0	$(1.0)	(100.0)%
Operating earnings	$9.5	$0.3	$9.2	NM
Operating margin	8.0%	0.3%		770	bpts
Capital expenditures	$1.1	$0.4	$0.7	NM
__________

bpts = basis points
NM = not meaningful

First quarter 2010 Fitness segment net sales were flat when compared to the first quarter of 2009. Modest increases in net sales, primarily due to favorable changes in product mix and currency translation in its international operations, were largely offset by decreases in domestic commercial and consumer sales. International sales represented 52% of the segment’s sales during the first quarter of 2010.

Fitness segment operating earnings in the first quarter of 2010 were positively affected by lower material, primarily steel, and freight and logistics costs, and a favorable product mix. Additionally, the decrease in restructuring, exit and impairment charges and the effects of successful cost-reduction initiatives improved operating earnings during the three months ended April 3, 2010, when compared with the same prior year period. The increase in operating earnings was partially offset by decreased unit sales volumes.

Capital expenditures in the first quarters of 2010 and 2009 were limited to profit-maintaining investments.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2010 vs. 2009
	Three Months Ended		Increase/(Decrease)
(in millions)	April 3, 2010	April 4, 2009	$		%

Net sales	$91.9	$99.9	$(8.0)		(8.0)%
Restructuring, exit and impairment charges	$0.2	$0.8	$(0.6)		(75.0)%
Operating earnings	$14.9	$10.6	$4.3		40.6%
Operating margin	16.2%	10.6%		560	bpts
Capital expenditures	$0.6	$0.3	$0.3		100.0%
__________

bpts = basis points
NM = not meaningful

Bowling & Billiards segment net sales were down from the prior year primarily as a result of lower sales from its Billiards and bowling products businesses as bowling center operators and retail billiards customers remained cautious about purchases. Bowling retail equivalent center sales experienced low single-digit declines during the first quarter of 2010 when compared to the first quarter of 2009. International sales represented 20% of the segment’s sales during the first quarter of 2010.

The increase in current quarter operating earnings was the result of savings from successful cost-reduction initiatives, lower pension and bad debt expense, as well as reduced restructuring, exit and impairment charges during the first quarter of 2010.  This increase was partially offset by the impact of lower sales discussed above.

Capital expenditures in the first quarters of 2010 and 2009 were limited to profit-maintaining investments for existing bowling retail centers.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009

Net cash provided by operating activities	$28.1	$50.5
Net cash provided by (used for):
Capital expenditures	(8.6)	(7.2)
Proceeds from the sale of property, plant and equipment	1.0	0.9
Other, net	—	(0.2)
Free cash flow*	$20.5	$44.0
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

2010 Cash Flow

In the first quarter of 2010, net cash provided by operating activities totaled $28.1 million. The most significant source of cash provided by operating activities was from net income tax refunds received in the first quarter of $107.5 million. Net income tax refunds included a $109.5 million refund as a result of legislation enacted in November 2009 that allowed the Company to carryback its 2009 federal domestic tax losses up to five years.  In addition to the tax refund, earnings adjusted for non-cash expenses contributed to cash from operating activities. Partially offsetting these factors were changes in working capital. Working capital is defined as non-cash and non-income tax current assets less non-debt and non-income tax current liabilities. Accounts and notes receivable increased $107.7 million during the first quarter of 2010, due primarily to increased sales in the Marine Engine and Boat segments.  Net inventories increased $19.7 million during the three months ended April 3, 2010, due mostly to the increased production requirements in the Marine Engine segment.  The decrease in Accrued expenses of $44.6 million during the first quarter of 2010 was driven primarily by the payment of variable compensation which had been accrued as of December 31, 2009. Partially offsetting these items was an increase in Accounts Payable of $59.4 million, which was a result of increased production in the Company’s Marine Engine and Boat segments.

Net cash used for investing activities during the three months ended April 3, 2010 totaled $7.9 million, which included capital expenditures of $8.6 million.  The Company continued to limit its capital spending by focusing on non-discretionary, profit-maintaining investments and investments required for new product introductions.  Partially offsetting capital expenditures was $1.0 million of proceeds received during the year from the sale of property, plant and equipment in the normal course of business.

Cash flows provided by financing activities were $5.6 million in the first quarter of 2010.  The cash inflow was primarily the result of the receipt of $10.0 million in proceeds from the Fond du Lac County Economic Development Council in the form of partially forgivable debt associated with the Company’s efforts to consolidate its Marine Engine segment’s engine production facilities as discussed in Note 14 – Debt.  This inflow was partially offset by repayments of short-term and long-term debt.

2009 Cash Flow

In the first quarter of 2009, net cash provided by operating activities totaled $50.5 million.  The cash inflow was primarily attributable to improved working capital trends and a tax refund received in 2009 from the carryback of the Company’s 2008 tax loss, partially offset by the Company’s Net loss adjusted for non-cash charges.

The 2009 decrease in working capital of $79.4 million was primarily the result of reductions in the Company’s inventory and accounts receivable partially offset by decreased accounts payable and lower accrued expenses.  These declines reflected the Company’s efforts to reduce working capital in light of reduced business volumes.  In addition, the Company had minimal cash payments related to variable compensation plans, which normally occur in the first quarter.  The Company recorded a Net loss of $184.2 million in the first quarter of 2009, which included a non-cash special tax charge of $36.6 million to increase the Company’s deferred tax asset valuation allowance.

Cash flows from investing activities included capital expenditures of $7.2 million.  The majority of the capital expenditures in the first quarter of 2009 were limited to profit-maintaining activities.  The Company’s cash investment in Brunswick Acceptance Company, LLC (BAC) increased $1.4 million during the first quarter of 2009 to maintain the Company’s required 49 percent equity investment.

Cash flows from financing activities resulted in a $1.0 million use of cash in the first quarter of 2009, primarily due to payments of short-term and long-term debt.

Liquidity and Capital Resources

The following table sets forth an analysis of net debt as of April 3, 2010, December 31, 2009, and April 4, 2009:

(in millions)	April 3, 2010	Dec. 31, 2009	April 4, 2009

Short-term debt, including current maturities of long-term debt	$10.2	$11.5	$2.4
Long-term debt	844.2	839.4	728.1
Total debt	854.4	850.9	730.5
Less: Cash and cash equivalents	552.4	526.6	359.1

Net debt (A)	$302.0	$324.3	$371.4

(A)   The Company defines Net debt as the sum of Short-term and long-term Debt, less Cash and cash equivalents, as presented in the Consolidated Balance Sheets. Net debt is not intended as an alternative measure to debt, as determined in accordance with GAAP in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Net debt” is also useful to investors because it is an indication of the Company’s ability to repay its outstanding debt using its current Cash and cash equivalents.

The following table sets forth an analysis of total liquidity as of April 3, 2010, December 31, 2009, and April 4, 2009:

(in millions)	April 3, 2010	Dec. 31, 2009	April 4, 2009

Cash and cash equivalents	$552.4	$526.6	$359.1
Amounts available under its asset-based lending facilities (B)	124.2	88.5	123.3

Total liquidity (A)	$676.6	$615.1	$482.4

(A)   The Company defines Total liquidity as Cash and cash equivalents as presented in the Consolidated Balance Sheets, plus amounts available for borrowing under its asset-based lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents, as determined in accordance with GAAP in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of the Company’s available highly liquid assets and immediate sources of financing.

(B)   Represents the sum of (1) $119.1 million, $106.3 million, and $183.3 million of unused borrowing capacity under the Company’s Revolving Credit Facility discussed below, reduced by the $60.0 million minimum availability requirement, as of April 3, 2010, December 31, 2009, and April 4, 2009, respectively and (2) the available borrowing capacity of $65.1 million, $42.2 million, and $0.0 million, as of April 3, 2010, December 31, 2009, and April 4, 2009, respectively, under the Company’s Mercury Receivables ABL Facility as described below.

Cash and cash equivalents totaled $552.4 million as of April 3, 2010, an increase of $25.8 million from $526.6 million as of December 31, 2009, and an increase of $193.3 million from $359.1 million as of April 4, 2009.  Total debt as of April 3, 2010, December 31, 2009, and April 4, 2009, was $854.4 million, $850.9 million and $730.5 million, respectively.  As a result, the Company’s Net debt was reduced to $302.0 million as of April 3, 2010, from $324.3 million and $371.4 million as of December 31, 2009 and April 4, 2009, respectively.  The Company’s debt-to-capitalization ratio increased to 81.7% as of April 3, 2010, from 80.2% as of December 31, 2009, and 57.2% as of April 4, 2009, due primarily to the effect of losses on Shareholders’ equity and increased debt levels.

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 11 – Financial Services. The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million that are secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25 percent, provided, however, that the one-month LIBOR rate shall not be less than 1.0 percent. Borrowings under the Mercury Receivables ABL Facility can be adjusted to $120.0 million to accommodate seasonal increases in accounts receivable from May to August. Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85 percent advance rate. The Company was also able to borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009, which is now declining ratably each month through November 2010. Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain amounts, pledged as collateral against the Mercury Receivables ABL Facility. The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage ratio covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 11 – Financial Services. The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million. The Company has since reduced the borrowings outstanding and at April 3, 2010 and December 31, 2009 had no borrowings under this facility. The amount of borrowing capacity available under this facility at April 3, 2010, and December 31, 2009 was $65.1 million and $42.2 million, respectively.

 The Company has a $400.0 million secured, asset based revolving credit facility (Revolving Credit Facility) in place with a group of banks through May 2012, as described in Note 14 to the consolidated financial statements in the 2009 Form 10-K. There were no loan borrowings under the Revolving Credit Facility as of April 3, 2010, December 31, 2009, or April 4, 2009. The Company has the ability to issue up to $150.0 million in letters of credit under the Revolving Credit Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the Revolving Credit Facility.

The Company may borrow amounts under the Revolving Credit Facility equal to the value of the borrowing base, which consists of certain accounts receivable, inventory and machinery and equipment of certain of its domestic subsidiaries. The borrowing base had a value of $202.9 million as of April 3, 2010. The Company had no borrowings outstanding under this facility at April 3, 2010. Letters of credit outstanding under the facility totaled $83.8 million as of April 3, 2010, resulting in unused borrowing capacity of $119.1 million. However, the Company’s borrowing capacity is also affected by the facility’s minimum fixed-charge coverage ratio covenant. This covenant requires that the Company meet a minimum fixed-charge coverage ratio test only if unused borrowing capacity under the facility falls below $60.0 million. If unused borrowing capacity under the facility exceeds $60.0 million, the Company need not meet the minimum fixed-charge coverage ratio covenant. Due to current operating performance, the Company’s fixed-charge coverage ratio was below the minimum requirement at the end of the first quarter of 2010. However, because the Company’s unused borrowing capacity under the Revolving Credit Facility exceeded $60.0 million at April 3, 2010, the Company is in compliance with the covenant. Taking into account the minimum availability requirement, the Company’s unused borrowing capacity is effectively reduced by $60.0 million to $59.1 million in order to maintain compliance with the covenant.  The Company expects unused borrowing capacity under the facility to continue to exceed $60.0 million (and therefore to be in compliance with the minimum fixed-charge coverage ratio covenant) during the remainder of 2010.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  The Company has continued to reduce its near-term debt obligations, and its 2013 notes, which totaled $150.4 million at April 3, 2010, represent the only significant long-term debt maturity through 2016. In addition, the Company expects to achieve significant reductions in net losses and restructuring charges in 2010 when compared with 2009 as a result of increasing sales. The Company also plans on maintaining flat net working capital levels by improving inventory and accounts receivable metrics. The Company plans to increase capital expenditures for the full year 2010 to approximately $60 million compared with $33.3 million in 2009 to develop new products in anticipation of improvements in the economy and funding for the Company’s marine consolidation activities. For the remainder of 2010, the Company anticipates receiving approximately $23 million of additional funding, primarily from government programs, in connection with its plant consolidation activities in Fond du Lac, Wisconsin.

Continued weakness in the marine marketplace may jeopardize the financial stability of some of the Company’s dealers. Specifically, dealer inventory levels may increase to levels higher than desired, inventory may be aged beyond preferred levels and dealers may experience reduced cash flow. These factors may impair a dealer’s ability to meet payment obligations to the Company or to third-party financing sources and to obtain financing to purchase new product. If a dealer is unable to meet its obligations to third-party financing sources, Brunswick may be required to repurchase a portion of its own products from these third-party financing sources. See Note 7 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for further details.

The Company contributed $0.8 million and $0.8 million to fund benefit payments in its nonqualified plan in the first quarter of 2010 and 2009, respectively, and expects to contribute an additional $2.0 million to the plan through the remainder of 2010. The Company did not make contributions to its qualified pension plans in the first quarter of 2010 or 2009.  The Company expects to contribute approximately $22 million to its qualified pension plans in 2010, compared with $10.0 million of contributions in 2009. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 11 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2009, are detailed in the 2009 Form 10-K. Other than as described below, there have been no material changes outside the ordinary course of business. The Company periodically evaluates its financing options, and as a result, retired $3.0 million of the 2013 notes and received proceeds in the form of partially forgivable debt from the Fond du Lac County Economic Development Council, as described in Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

As discussed in the 2009 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2009 Form 10-K.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166) (codified within the FASB Accounting Standards Codification (ASC) 860 “Transfers and Servicing”). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (codified within ASC 810 “Consolidation”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement resulted in the Company expanding its disclosures relative to its variable interest entity, as reflected in Note 11 – Financial Services.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820 “Fair Value Measurements and Disclosures” (ASC 820)). ASU 2010-06 improves disclosures originally required under SFAS No. 157, “Fair Value Measurements,” (codified within ASC 820). ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this ASU resulted in the Company expanding its disclosures, as reflected in Note 4 – Fair Value Measurements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09) (codified within ASC 855 “Subsequent Events”). ASU 2010-09 amended SFAS No. 165, “Subsequent Events” (codified within ASC 855 “Subsequent Events”) to resolve conflicts with SEC reporting requirements. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of (i) the amount of disposable income and credit available to consumers for discretionary purchases, and (ii) the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment, products and services; the effect of general adverse economic conditions; the ability to successfully complete restructuring efforts within the timeframe and cost anticipated; Brunswick’s reliance on third party suppliers for the raw materials, parts and components necessary to assemble Brunswick’s products; the effect of higher product prices due to technology changes and added product features and components on consumer demand; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the effect of interest rates and fuel prices on demand for marine products; the ability to successfully manage pipeline inventories; the ability to respond to and minimize the negative financial impact of changing legislation; the financial strength and access to capital of dealers, distributors and independent boat builders; the ability to maintain mutually beneficial relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and to develop alternative distribution channels without disrupting incumbent distribution partners; the ability to maintain market share, particularly in high-margin products; the success of new product introductions; the ability to maintain product quality and service standards expected by customers; competitive pricing pressures; the ability to develop cost-effective product technologies that comply with regulatory requirements, including environmental regulations regarding marine engines; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to successfully develop and distribute products differentiated for the global marketplace; fluctuations in pension funding expenses; shifts in currency exchange rates; the success of global sourcing and supply chain initiatives; the ability to obtain components and raw materials from suppliers in a timely manner; increased competition from Asian competitors; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the ability to comply with environmental and zoning requirements; the impact of international political instability or civil unrest on manufacturing and business operations and retail demand; and the effect of weather conditions on demand for marine products and retail bowling center revenues. Additional factors are included in the Company’s Annual Report on Form 10-K for 2009 and elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices.  The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management.  The Company does not use financial instruments for trading or speculative purposes.  The Company’s risk management objectives are described in Note 3 – Financial Instruments  in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 12 to the consolidated financial statements in the 2009 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2009.  For a discussion of exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” set forth in the Company’s 2009 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The Company’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of the Company's common stock. In addition to the risk factors disclosed by the Company in the 2009 Annual Report on Form 10-K, the Company’s business operations and financial results could be adversely affected by changes in the political and social climates of those places in which it conducts business.

Instability in locations where the Company maintains a significant presence could adversely impact the Company’s business operations.

The Company has established a global presence, with manufacturing, sales, distribution and retail locations around the world.  Changing conditions in those locations, including, but not limited to, political instability, civil unrest and an increase in criminal activity, could have a negative impact on the Company’s local manufacturing and other business operations.  Decreased stability in those regions where the Company conducts business poses a risk of business interruption and delays in shipments of materials, components and finished goods, as well as a risk of decreased local retail demand for the Company’s products in those regions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Company’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  As of April 3, 2010, the Company’s remaining share repurchase authorization for the program was $240.4 million.  The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares.  There were no share repurchases during the three months ended April 3, 2010.

Item 5.   Submission of Matters to a Vote of Security Holders

At the May 5, 2010 Annual Meeting of Shareholders of the Company, Nolan D. Archibald, Jeffrey L. Bleustein, Graham H. Phillips and Lawrence A. Zimmerman were elected as directors of the Company for terms expiring at the 2013 Annual Meeting. The numbers of shares voted with respect to these directors were:

Nominee	For	Withheld
Nolan D. Archibald	70,130,136	2,168,514
Jeffrey L. Bleustein	71,290,163	1,008,487
Graham H. Phillips	71,403,913	894,737
Lawrence A. Zimmerman	71,179,650	1,119,000

At the Annual Meeting, shareholders ratified the Audit Committee’s selection of Ernst & Young, LLP as independent auditors for the Company and its subsidiaries for the year 2010 pursuant to the following vote:

Number of Shares
For	78,545,821
Against	388,399
Abstain	103,263

Item 6.   Exhibits

10.1	2010 Brunswick Performance Plan

10.2	Amendment to Brunswick Corporation 2003 Stock Incentive Plan effective July 2009

10.3	2010 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.4	2010 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.5	Form of Officer Terms and Conditions of Employment effective May 2010

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 7, 2010                                                                                  By:  /s/ ALAN L. LOWE
        Alan L. Lowe
        Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.