Form 10-Q
period 2010-10-02
BRUNSWICK CORP
filed 2010-11-05
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of November 1, 2010, was 88,656,402.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 2, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net sales	$815.4	$665.8	$2,674.5	$2,118.8
Cost of sales	632.1	590.2	2,070.3	1,878.0
Selling, general and administrative expense	122.8	136.7	401.6	454.5
Research and development expense	23.1	19.5	67.8	64.7
Restructuring, exit and impairment charges	12.2	28.8	43.8	103.9
Operating earnings (loss)	25.2	(109.4)	91.0	(382.3)
Equity loss	(2.0)	(3.8)	(1.2)	(11.1)
Other income (expense), net	(2.2)	0.3	(1.6)	(1.3)
Earnings (loss) before interest, loss on early extinguishment of debt and income taxes	21.0	(112.9)	88.2	(394.7)
Interest expense	(22.7)	(23.6)	(70.9)	(60.1)
Interest income	0.9	0.7	2.5	2.2
Loss on early extinguishment of debt	(1.1)	(0.1)	(5.5)	(0.1)
Earnings (loss) before income taxes	(1.9)	(135.9)	14.3	(452.7)
Income tax provision (benefit)	5.3	(21.6)	20.8	9.5
Net loss	$(7.2)	$(114.3)	$(6.5)	$(462.2)

Loss per common share:
Basic	$(0.08)	$(1.29)	$(0.07)	$(5.23)
Diluted	$(0.08)	$(1.29)	$(0.07)	$(5.23)

Weighted average shares used for computation of:
Basic loss per common share	88.8	88.4	88.7	88.4
Diluted loss per common share	88.8	88.4	88.7	88.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

(in millions)	October 2, 2010	December 31, 2009	October 3, 2009
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$676.5	$526.6	$624.1
Accounts and notes receivable, less allowances of $44.0, $47.7 and $60.7	367.4	332.4	368.2
Inventories
Finished goods	245.8	234.4	238.8
Work-in-process	177.5	174.3	182.9
Raw materials	95.1	76.2	81.5
Net inventories	518.4	484.9	503.2
Deferred income taxes	1.8	79.3	13.1
Prepaid expenses and other	30.0	35.5	34.6
Current assets	1,594.1	1,458.7	1,543.2

Property
Land	89.9	100.0	105.6
Buildings and improvements	654.8	678.3	682.5
Equipment	1,073.3	1,078.9	1,104.9
Total land, buildings and improvements and equipment	1,818.0	1,857.2	1,893.0
Accumulated depreciation	(1,245.8)	(1,221.8)	(1,193.7)
Net land, buildings and improvements and equipment	572.2	635.4	699.3
Unamortized product tooling costs	65.3	88.9	99.1
Net property	637.5	724.3	798.4

Other assets
Goodwill	291.1	292.5	292.6
Other intangibles, net	59.6	75.6	78.5
Investments	59.9	56.7	57.8
Other long-term assets	89.5	101.6	109.9
Other assets	500.1	526.4	538.8

Total assets	$2,731.7	$2,709.4	$2,880.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	October 2,	December 31,	October 3,
(in millions, except share data)	2010	2009	2009
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$4.3	$11.5	$11.5
Accounts payable	274.9	261.2	232.6
Accrued expenses	623.3	633.9	628.4
Current liabilities	902.5	906.6	872.5

Long-term liabilities
Debt	829.8	839.4	904.8
Deferred income taxes	52.8	10.1	54.4
Postretirement and postemployment benefits	527.8	535.7	517.6
Other	201.7	207.3	195.3
Long-term liabilities	1,612.1	1,592.5	1,672.1

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	421.9	415.1	412.6
Retained earnings	498.7	505.3	633.7
Treasury stock, at cost:
13,912,000; 14,220,000 and 14,275,000 shares	(406.5)	(412.2)	(413.3)
Accumulated other comprehensive loss, net of tax	(373.9)	(374.8)	(374.1)
Shareholders’ equity	217.1	210.3	335.8

Total liabilities and shareholders’ equity	$2,731.7	$2,709.4	$2,880.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009

Cash flows from operating activities
Net loss	$(6.5)	$(462.2)
Depreciation and amortization	98.5	119.8
Pension expense, net of funding	12.1	58.7
Provision for doubtful accounts	1.1	33.1
Deferred income taxes	5.4	9.9
Long-lived asset impairment charges	19.0	18.0
Equity in earnings of unconsolidated affiliates, net of dividends	1.4	11.4
Loss on early extinguishment of debt	5.5	0.1
Changes in certain current assets and current liabilities	(71.4)	314.3
Income taxes	114.1	90.6
Repurchase of accounts receivable	—	(84.2)
Other, net	13.4	20.8
Net cash provided by operating activities	192.6	130.3

Cash flows from investing activities
Capital expenditures	(31.1)	(20.2)
Investments	(8.6)	7.5
Proceeds from the sale of property, plant and equipment	5.9	11.7
Other, net	8.3	1.9
Net cash provided by (used for) investing activities	(25.5)	0.9

Cash flows from financing activities
Net issuances (payments) of short-term debt	(6.8)	8.3
Proceeds from asset-based lending facility	—	81.1
Payments of asset-based lending facility	—	(81.1)
Net proceeds from issuance of long-term debt	30.2	329.9
Payments of long-term debt including current maturities	(36.7)	(162.6)
Payments of premium on early extinguishment of debt	(5.3)	(0.2)
Net stock compensation activity	1.4	—
Net cash provided by (used for) financing activities	(17.2)	175.4

Net increase in cash and cash equivalents	149.9	306.6
Cash and cash equivalents at beginning of period	526.6	317.5

Cash and cash equivalents at end of period	$676.5	$624.1

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2009 Annual Report on Form 10-K (the 2009 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of October 2, 2010, December 31, 2009, and October 3, 2009, the results of operations for the three months and nine months ended October 2, 2010 and October 3, 2009, and the cash flows for the nine months ended October 2, 2010 and October 3, 2009.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first three quarters of fiscal year 2010 ended on April 3, 2010, July 3, 2010 and October 2, 2010 and the first three quarters of fiscal year 2009 ended on April 4, 2009, July 4, 2009 and October 3, 2009.

Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166) (codified within the FASB Accounting Standards Codification (ASC) 860, “Transfers and Servicing”). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (codified within ASC 810, “Consolidation”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement resulted in the Company expanding its disclosures relative to its variable interest entity, as reflected in Note 11 – Financial Services.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) (codified within ASC Topic 605, “Revenue Recognition”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the amendments to the ASC resulting from ASU 2009-13 may have on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820, “Fair Value Measurements and Disclosures” (ASC 820)).  ASU 2010-06 improves disclosures originally required under SFAS No. 157, “Fair Value Measurements” (codified under ASC 820). ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this ASU resulted in the Company expanding its disclosures, as reflected in Note 4 – Fair Value Measurements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09) (codified within ASC 855, “Subsequent Events” (ASC 855)).  ASU 2010-09 amended SFAS No. 165, “Subsequent Events” (codified within ASC 855) to resolve conflicts with SEC reporting requirements. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20) (codified within ASC 310, “Receivables”).  ASU 2010-20 amends the codification to include additional disclosure requirements related to the Company’s financing receivables and associated credit risk.  The disclosure requirements presented as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010.  The disclosure requirements about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this ASU is expected to result in the Company expanding its disclosures.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007, 2008, 2009 and 2010 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth. These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statement of Operations during 2009 and 2010.

The costs incurred under these initiatives include:

Restructuring Activities – These amounts mainly relate to:
•	Employee termination and other benefits
•	Costs to retain and relocate employees
•	Consulting costs
•	Consolidation of manufacturing footprint

Exit Activities – These amounts mainly relate to:
•	Employee termination and other benefits
•	Lease exit costs
•	Inventory write-downs
•	Facility shutdown costs

Asset Disposition Actions – These amounts mainly relate to sales of assets and definite-lived asset impairments of:
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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed to or incurred. The Company considers actions related to the divestiture of its Triton fiberglass boat business, the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the sale of the Valley-Dynamo and Integrated Dealer Systems businesses and the divestiture of MotoTron, to be exit activities. All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months and nine months ended October 2, 2010 and October 3, 2009. The 2010 charge consists of expenses related to actions initiated in 2010, 2009 and 2008:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Restructuring activities:
Employee termination and other benefits	$1.5	$9.8	$7.3	$39.4
Current asset write-downs	1.7	0.3	1.7	3.7
Transformation and other costs:
Consolidation of manufacturing footprint	4.1	16.7	10.3	39.9
Retention and relocation costs	0.2	—	0.2	0.1
Consulting costs	—	—	—	0.3
Exit activities:
Employee termination and other benefits	—	0.3	0.7	0.7
Current asset write-downs (adjustments)	(0.2)	—	0.7	1.1
Transformation and other costs (adjustments):
Consolidation of manufacturing footprint	5.9	(1.7)	5.9	1.3
Asset disposition actions:
Trade name impairments	—	—	1.1	—
Definite-lived asset impairments
(adjustments)	(1.0)	3.4	15.9	17.4

Total restructuring, exit and impairment charges	$12.2	$28.8	$43.8	$103.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company anticipates it will incur approximately $17 million of additional restructuring charges in 2010. Approximately $3 million of this amount relates to known restructuring activities that have been or will be initiated in 2010, and approximately $14 million relates to continued restructuring activities initiated in 2009 and 2008. The Company expects most of these charges will be incurred in the Marine Engine and Boat segments. Further reductions in demand for the Company’s products, or further opportunities to reduce costs, may result in additional restructuring, exit or impairment charges in 2010.

Actions initiated in 2010

During 2010, the Company continued its restructuring activities by disposing of non-strategic assets, consolidating manufacturing operations and reducing the Company’s global workforce.  During the second quarter of 2010, the Company finalized plans to divest its Triton fiberglass boat brand and completed an asset sale transaction in the third quarter of 2010.  The Company also reached a decision to consolidate its Cabo Yachts production into its Hatteras facility in New Bern, North Carolina.  The Company also recorded impairment charges for its Ashland City, Tennessee, facility in connection with the divestiture of its Triton fiberglass boat brand.

The restructuring, exit and impairment charges recorded in the three months and nine months ended October 2, 2010, related to actions initiated in 2010 for each of the Company’s reportable segments, are summarized below:

(in millions)	Three Months Ended October 2, 2010	Nine Months Ended October 2, 2010

Boat	$7.2	$25.9
Bowling & Billiards	0.1	0.3

Total	$7.3	$26.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the charges by category associated with the 2010 restructuring initiatives for the three months and nine months ended October 2, 2010:

(in millions)	Three Months Ended October 2, 2010	Nine Months Ended October 2, 2010

Restructuring activities:
Employee termination and other benefits	$0.1	$0.4
Current asset write-downs	1.1	1.1
Transformation and other costs
Consolidation of manufacturing footprint	1.5	1.5
Exit activities:
Employee termination and other benefits	—	0.7
Current asset write-downs (adjustments)	(0.2)	0.7
Transformation and other costs
Consolidation of manufacturing footprint	6.0	6.0
Asset disposition actions:
Trade name impairments	—	1.1
Definite-lived asset impairments (adjustments)	(1.2)	14.7

Total restructuring, exit and impairment charges	$7.3	$26.2

The restructuring charges related to actions initiated in 2010, for each of the Company’s reportable segments for the nine months ended October 2, 2010, are summarized below:

(in millions)	Boat	Bowling & Billiards	Total

Employee termination and other benefits	$0.8	$0.3	$1.1
Current asset write-downs	1.8	—	1.8
Transformation and other costs	7.5	—	7.5
Asset disposition actions	15.8	—	15.8

Total restructuring, exit and impairment charges	$25.9	$0.3	$26.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the 2010 charges taken for restructuring, exit and impairment charges related to actions initiated in 2010 and the related status as of October 2, 2010. The accrued amounts remaining as of October 2, 2010 represent cash expenditures needed to satisfy remaining obligations. The majority of accrued costs expected to be paid by the end of 2010 and included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2010	Non-cash Charges	Net Cash Payments	Accrued Costs as of October 2, 2010

Employee termination and other benefits	$1.1	$—	$(0.4)	$0.7
Current asset write-downs	1.8	(1.8)	—	—
Transformation and other costs	7.5	(3.6)	(2.5)	1.4
Asset disposition actions:
Trade name impairments	1.1	(1.1)	—	—
Definite-lived asset impairments	14.7	(14.7)	—	—

Total restructuring, exit and impairment charges	$26.2	$(21.2)	$(2.9)	$2.1

Actions initiated in 2009

During the third quarter of 2009, the Company announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin, and closing its Stillwater, Oklahoma plant. This plant consolidation effort is expected to occur through 2011.  In connection with this action, the Company’s hourly union workforce in Fond du Lac ratified a new collective bargaining agreement on August 31, 2009, which resulted in net restructuring charges as a result of employee incentives and changes to employees’ current benefits and postretirement benefits.  The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009 and began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009, including the previously mothballed plants in Navassa and Swansboro, North Carolina, and its Riverview plant in Knoxville, Tennessee. The Company also recorded impairments during 2009 on tooling, its Cape Canaveral, Florida, and Little Falls, Minnesota properties and a marina in St. Petersburg, Florida, to record these assets at their fair value. These actions in the Company’s marine businesses are expected to provide long-term cost savings by reducing its fixed-cost structure.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring, exit and impairment charges recorded in the three months and nine months ended October 2, 2010 and October 3, 2009, related to actions initiated in 2009 for each of the Company’s reportable segments, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Marine Engine	$1.7	$18.5	$6.2	$37.4
Boat	1.6	2.4	5.5	21.0
Fitness	—	0.4	0.1	1.6
Bowling & Billiards	0.1	0.3	0.3	0.8
Corporate	0.1	2.1	0.5	4.5

Total	$3.5	$23.7	$12.6	$65.3

The following is a summary of the charges by category associated with the 2009 restructuring initiatives for the three months and nine months ended October 2, 2010 and October 3, 2009:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Restructuring activities:
Employee termination and other benefits	$1.4	$9.6	$6.8	$31.4
Current asset write-downs	—	0.2	—	1.2
Transformation and other costs:
Consolidation of manufacturing footprint	2.0	14.1	5.7	23.2
Retention and relocation costs	0.2	—	0.2	0.1
Consulting costs	—	—	—	0.3
Exit activities:
Transformation and other adjustments:
Consolidation of manufacturing footprint	(0.1)	(1.9)	(0.1)	(1.9)
Asset disposition actions:
Definite-lived asset impairments	—	1.7	—	11.0

Total restructuring, exit and impairment charges	$3.5	$23.7	$12.6	$65.3

The restructuring charges related to actions initiated in 2009, for each of the Company’s reportable segments for the nine months ended October 2, 2010, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$2.5	$3.6	$0.1	$0.3	$0.3	$6.8
Transformation and other costs	3.7	1.9	—	—	0.2	5.8

Total restructuring, exit and impairment charges	$6.2	$5.5	$0.1	$0.3	$0.5	$12.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring charges related to actions initiated in 2009, for each of the Company’s reportable segments for the nine months ended October 3, 2009, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$16.6	$9.7	$1.6	$0.8	$2.7	$31.4
Current asset write-downs	0.4	0.8	—	—	—	1.2
Transformation and other costs	18.5	1.4	—	—	1.8	21.7
Asset disposition actions	1.9	9.1	—	—	—	11.0

Total restructuring, exit and impairment charges	$37.4	$21.0	$1.6	$0.8	$4.5	$65.3

The following table summarizes the 2010 charges taken for restructuring, exit and impairment charges related to actions initiated in 2009 and the related status as of October 2, 2010. The accrued amounts remaining as of October 2, 2010 represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs expected to be paid by the end of 2010 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of January 1, 2010	Costs Recognized in 2010	Net Cash Payments	Accrued Costs as of October 2, 2010

Employee termination and other benefits	$8.5	$6.8	$(9.3)	$6.0
Transformation and other costs:
Consolidation of manufacturing footprint	2.0	5.8	(5.9)	1.9

Total restructuring, exit and impairment charges	$10.5	$12.6	$(15.2)	$7.9

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
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

The restructuring, exit and impairment charges related to actions initiated in 2008 for the three months and nine months ended October 2, 2010 and October 3, 2009, for each of the Company’s reportable segments, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Marine Engine	$—	$0.3	$—	$2.7
Boat	1.4	4.2	4.6	28.5
Bowling & Billiards	—	0.5	—	4.0
Corporate	—	0.1	0.4	3.4

Total	$1.4	$5.1	$5.0	$38.6

The following is a summary of the total charges by category associated with the 2008 restructuring initiatives for the three months and nine months ended October 2, 2010 and October 3, 2009:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Restructuring activities:
Employee termination and other benefits	$—	$0.2	$0.1	$8.0
Current asset write-downs	0.6	0.1	0.6	2.5
Transformation and other costs:
Consolidation of manufacturing footprint	0.6	2.6	3.1	16.7
Exit activities:
Employee termination and other benefits	—	0.3	—	0.7
Current asset write-downs	—	—	—	1.1
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.2	—	3.2
Asset disposition actions:
Definite-lived asset impairments	0.2	1.7	1.2	6.4

Total restructuring, exit and impairment charges	$1.4	$5.1	$5.0	$38.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring charges related to actions initiated in 2008, for each of the Company’s reportable segments for the nine months ended October 2, 2010, are summarized below:

(in millions)	Boat	Corporate	Total

Employee termination and other benefits	$0.1	$—	$0.1
Current asset write-downs	0.6	—	0.6
Transformation and other costs	3.1	—	3.1
Asset disposition actions	0.8	0.4	1.2

Total restructuring, exit and impairment charges	$4.6	$0.4	$5.0

The restructuring charges related to actions initiated in 2008, for each of the Company’s reportable segments for the nine months ended October 3, 2009, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$0.9	$6.3	$1.1	$0.4	$8.7
Current asset write-downs	0.7	1.8	1.1	—	3.6
Transformation and other costs	1.1	16.9	1.8	0.1	19.9
Asset disposition actions	—	3.5	—	2.9	6.4

Total restructuring, exit and impairment charges	$2.7	$28.5	$4.0	$3.4	$38.6

The following table summarizes the 2010 charges taken for restructuring, exit and impairment charges related to actions initiated in 2008 and the related status as of October 2, 2010. The accrued amounts remaining as of October 2, 2010 represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs is expected to be paid by the end of 2010 and is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of January 1, 2010	Costs Recognized in 2010	Non-cash Charges	Net Cash Payments	Accrued Costs as of October 2, 2010

Employee termination and other benefits	$1.2	$0.1	$—	$(1.0)	$0.3
Current asset write-downs	—	0.6	(0.6)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	1.9	3.1	—	(3.5)	1.5
Asset disposition actions:
Definite-lived asset impairments	—	1.2	(1.2)	—	—

Total restructuring, exit and impairment charges	$3.1	$5.0	$(1.8)	$(4.5)	$1.8

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate. There were no material adjustments as a result of ineffectiveness to the results of operations for the three months and nine months ended October 2, 2010 and October 3, 2009. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposures being hedged.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive income (loss), an equity account, and reclassified into earnings (loss) in the same period or periods during which the hedged transaction affects earnings. As of October 2, 2010, the duration of derivatives used for cash flow hedging ranged from one to 15 months.

Foreign Currency.  The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include: product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at October 2, 2010 and December 31, 2009, had notional contract values of $99.0 million and $101.9 million, respectively. Option contracts outstanding at October 2, 2010 and December 31, 2009, had notional contract values of $180.4 million and $103.7 million, respectively. The forward and options contracts outstanding at October 2, 2010, mature during 2010 and 2011 and mainly relate to the Euro, Canadian dollar, Japanese yen, Australian dollar, British pound, Mexican peso, Swedish krona, Norwegian krone, Hungarian forint and New Zealand dollar.  As of October 2, 2010, the Company estimates that during the next 12 months, it will reclassify approximately $2.8 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. As of October 2, 2010 and December 31, 2009, the Company had $4.1 million and $4.8 million, respectively, of net deferred gains associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss. These amounts include gains deferred on $250.0 million of forward starting interest rate swaps terminated in July 2006 and losses deferred on $150.0 million of forward starting swaps terminated in August 2008. There were no forward starting interest rate swaps outstanding at October 2, 2010. For the three months and nine months ended October 2, 2010, the Company recognized $0.2 million and $0.7 million, respectively, of net gains in Interest expense related to the amortization of all settled forward starting interest rate swaps.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and natural gas. Commodity swap contracts outstanding at October 2, 2010 and December 31, 2009, had notional values of $11.0 million and $15.5 million, respectively. The contracts outstanding mature throughout 2010 and 2011. The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of October 2, 2010, the Company estimates that during the next 12 months, it will reclassify approximately $2.7 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of October 2, 2010, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$1.3	Accrued expenses	$4.2
Commodity contracts	Prepaid expenses and other	3.4	Accrued expenses	0.1

Total		$4.7		$4.3

As of December 31, 2009, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$1.8	Accrued expenses	$1.4
Commodity contracts	Prepaid expenses and other	6.4	Accrued expenses	—

Total		$8.2		$1.4

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended October 2, 2010, was:
(in millions)
Fair Value Hedging Instruments	Location of Loss on Derivatives Recognized in Earnings (loss)	Amount of Loss on Derivatives Recognized in Earnings (loss)

Foreign exchange contracts	Cost of sales	$(2.2)
Foreign exchange contracts	Other income (expense), net	(0.2)

Total		$(2.4)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)

Interest rate contracts	$—	Interest expense	$0.2
Foreign exchange contracts	(5.4)	Cost of sales	2.0
Commodity contracts	1.6	Cost of sales	0.5

Total	$(3.8)		$2.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Consolidated Statement of Operations for the nine months ended October 2, 2010, was:
(in millions)
Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings (Loss)	Amount of Gain on Derivatives Recognized in Earnings (Loss)

Foreign exchange contracts	Cost of sales	$1.8
Foreign exchange contracts	Other income (expense), net	0.3

Total		$2.1

Cash Flow Hedge Instruments	Amount of Loss on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)

Interest rate contracts	$—	Interest expense	$0.7
Foreign exchange contracts	(0.2)	Cost of sales	2.2
Commodity contracts	(0.9)	Cost of sales	1.0

Total	$(1.1)		$3.9

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended October 3, 2009, was:
(in millions)
Fair Value Hedging Instruments	Location of Loss on Derivatives Recognized in Earnings (Loss)	Amount of Loss on Derivatives Recognized in Earnings (Loss)

Foreign exchange contracts	Cost of sales	$(3.2)

Cash Flow Hedge Instruments	Amount of Gain/(Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)

Interest rate contracts	$—	Interest income	$0.2
Foreign exchange contracts	(2.5)	Cost of sales	1.6
Commodity contracts	1.8	Cost of sales	(3.5)

Total	$(0.7)		$(1.7)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Consolidated Statement of Operations for the nine months ended October 3, 2009, was:
(in millions)
Fair Value Hedging Instruments	Location of Loss on Derivatives Recognized in Earnings (Loss)	Amount of Loss on Derivatives Recognized in Earnings (Loss)

Foreign exchange contracts	Cost of sales	$(6.7)

Cash Flow Hedge Instruments	Amount of Gain/(Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)

Interest rate contracts	$—	Interest income	$0.7
Foreign exchange contracts	(3.9)	Cost of sales	12.2
Commodity contracts	2.3	Cost of sales	(12.2)

Total	$(1.6)		$0.7

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash equivalents, accounts and notes receivable and short-term debt, approximate their fair values because of the short maturity of these instruments. At October 2, 2010, the fair value of the Company’s long-term debt, including current maturities, was approximately $844.0 million as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $831.7 million as of October 2, 2010.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of October 2, 2010:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$500.5	$—	$—	$500.5
Other short-term investments	0.8	—	—	0.8
Long-term investments	2.4	—	—	2.4
Derivatives	—	4.7	—	4.7
Total assets	$503.7	$4.7	$—	$508.4

Liabilities:
Derivatives	$—	$4.3	$—	$4.3

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

During 2010 and 2009, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities. The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, on certain asset groups to test for potential impairments. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount. Other than the assets measured at fair value on a recurring basis, as shown in the table above, the asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis during the nine months ended October 2, 2010 were $8.9 million, of which $2.9 million, $2.5 million and $3.5 million were measured as of October 2, 2010, July 3, 2010 and April 3, 2010, respectively.  Asset balances measured at fair value on a non-recurring basis during the year ended December 31, 2009 were $29.7 million, of which $21.3 million, $1.6 million and $6.8 million were measured as of December 31, 2009, October 3, 2009 and July 4, 2009, respectively.  Assets measured at fair value on a nonrecurring basis relate primarily to assets no longer being used. These balances were determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 5 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other employees. Under the Plan, the Company may issue up to 13.1 million shares, consisting of treasury shares and authorized, but unissued, shares of common stock.  As of October 2, 2010, 2.1 million shares were available for grant. Prior to 2005, the Company mainly issued share-based compensation in the form of stock options and had not issued any SARs. Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options.

SARs

During the three months and nine months ended October 2, 2010, the Company granted 0.0 million and 1.9 million SARs, respectively.  In the three months and nine months ended October 2, 2010, there was $3.2 million and $9.8 million of total expense, respectively, after adjusting for forfeitures, due to amortization of SARs granted.  During the three months and nine months ended October 3, 2009, there were 0.0 million and 2.9 million SARs granted, respectively.  In the three months and nine months ended October 3, 2009, there was $2.3 million and $4.6 million of total expense, respectively, after adjusting for forfeitures, due to amortization of SARs granted.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The weighted average fair values of individual SARs granted were $5.65 and $2.99 during 2010 and 2009, respectively.  The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions for 2010 and 2009:

	2010	2009

Risk-free interest rate	2.8%	2.3%
Dividend yield	0.7%	1.9%
Volatility factor	53.0%	72.3%
Weighted average expected life	5.8 – 6.6 years	5.7 – 6.3 years

Non-vested stock awards

During the three months and nine months ended October 2, 2010, the Company granted 0.0 million and 0.2 million stock awards, respectively.  No stock awards were granted during the first nine months of 2009.  The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period. During the three months and nine months ended October 2, 2010, $0.7 million and $1.8 million, respectively, were charged to compensation expense from the amortization of previous grants.  During the three months and nine months ended October 3, 2009, $0.3 million and $0.4 million, respectively, were charged to compensation expense from the amortization of previous grants including the result of reversing the amortization of certain awards in the first quarter of 2009.

As of October 2, 2010, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.1 years.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 –Loss per Common Share

The Company calculates loss per common share in accordance with ASC 260, "Earnings per Share."  Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated similarly, except that the calculation includes the dilutive effect of stock options and SARs, collectively “options,” and non-vested stock awards.

Basic and diluted loss per common share for the three months and nine months ended October 2, 2010 and for the comparable periods ended October 3, 2009 were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net loss	$(7.2)	$(114.3)	$(6.5)	$(462.2)

Weighted average outstanding shares – basic	88.8	88.4	88.7	88.4
Dilutive effect of common stock equivalents	–	–	–	–

Weighted average outstanding shares – diluted	88.8	88.4	88.7	88.4

Basic loss per common share	$(0.08)	$(1.29)	$(0.07)	$(5.23)

Diluted loss per common share	$(0.08)	$(1.29)	$(0.07)	$(5.23)

As of October 2, 2010, there were 9.9 million options outstanding, of which 4.5 million were exercisable.  This compares with 8.6 million options outstanding, of which 3.3 million were exercisable as of October 3, 2009.  During the three months and nine months ended October 2, 2010, there were 5.0 million and 5.1 million weighted average options outstanding, respectively, for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for the period then ended. These options were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.  This compares to 6.6 million and 5.3 million anti-dilutive options that were excluded from the corresponding periods ended October 3, 2009. During the three months and nine months ended October 2, 2010, and the three months and nine months ended October 3, 2009, the Company incurred a net loss from continuing operations.  As common stock equivalents have an anti-dilutive effect on the Company’s net loss, the equivalents were not included in the computation of diluted loss per common share for the three months and nine months ended October 2, 2010, and the three months and nine months ended October 3, 2009.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, mainly in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The potential cash payments associated with these customer financing arrangements as of October 2, 2010 and October 3, 2009 were:

	Single Year Obligation		Maximum Obligation
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Marine Engine	$6.2	$6.6	$6.2	$6.6
Boat	2.3	2.3	2.3	2.3
Fitness	31.6	25.5	37.0	32.5
Bowling & Billiards	5.7	10.0	12.6	24.4

Total	$45.8	$44.4	$58.1	$65.8

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is mitigated by the value of the collateral that secures the financing. The Company had $3.6 million and $5.2 million accrued for potential losses related to recourse exposure at October 2, 2010 and October 3, 2009, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The amount of collateral the Company could be required to repurchase as of October 2, 2010 and October 3, 2009 was:

	Single Year Obligation		Maximum Obligation
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Marine Engine	$2.3	$2.6	$2.3	$2.6
Boat	84.4	95.8	104.4	118.3
Bowling & Billiards	0.1	0.7	0.1	0.7

Total	$86.8	$99.1	$106.8	$121.6

The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction. The Company had $3.0 million and $12.0 million accrued for potential losses related to repurchase exposure at October 2, 2010 and October 3, 2009, respectively. The Company’s repurchase accrual represents the expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $89.1 million as of October 2, 2010. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. In addition, the Company has provided a letter of credit to GE Commercial Distribution Finance Corporation (GECDF) as a guarantee of the Company’s obligations to GECDF and affiliates under various agreements. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $14.8 million as collateral against $16.2 million of outstanding surety bonds as of October 2, 2010.

In addition to the guarantee arrangements discussed above, the Company has accounts receivable sale arrangements with certain third parties. In accordance with ASC 860, “Transfers and Servicing,” the Company treats the sale of receivables in which the Company retains an interest as a secured obligation as these arrangements do not meet the requirements of a “true sale.” Accordingly, the current portion of these arrangements of $51.7 million and $46.1 million was recorded in Accounts and notes receivable and Accrued expenses as of October 2, 2010 and December 31, 2009, respectively, related to these arrangements. Further, the long-term portion of these arrangements of $44.9 million and $46.3 million as of October 2, 2010 and December 31, 2009, respectively, was recorded in Other long-term assets and Other long-term liabilities.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended October 2, 2010 and October 3, 2009:

	Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009

Balance at beginning of period	$139.8	$145.4
Payments made	(70.6)	(73.1)
Provisions/additions for contracts issued/sold	71.8	63.1
Aggregate changes for preexisting warranties	(0.2)	0.6

Balance at end of period	$140.8	$136.0

Additionally, customers may purchase a contract from the Company that extends product warranty beyond the standard period in the Company’s Marine Engine, Boat and Fitness segments.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $36.3 million as of October 2, 2010.

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

In July 2010, the Brazilian Customs Office terminated its appeal of the court-ordered dismissal of its 2007 assessment against the Company.  Other than the resolution of the Brazilian Customs dispute, there were no significant changes to the legal and environmental commitments that were discussed in Note 11 to the consolidated financial statements in the 2009 Form 10-K.

Note 8 – Segment Data

Brunswick is a manufacturer and marketer of leading consumer brands, and operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards. The Company’s segments are defined by management reporting structure and operating activities.

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, earnings from unconsolidated affiliates, other expenses and income of a non-operating nature, interest expense and income, loss on early extinguishment of debt or provisions for income taxes.

Corporate/Other results include items such as corporate staff and administrative costs. Corporate/Other total assets consist mainly of cash and marketable securities, deferred and prepaid income tax balances and investments in unconsolidated affiliates.  Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at established arm’s length transfer prices.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended October 2, 2010 and October 3, 2009:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Marine Engine	$429.2	$363.5	$49.0	$(13.4)
Boat	209.2	118.2	(26.3)	(86.7)
Marine eliminations	(35.3)	(20.1)	—	—
Total Marine	603.1	461.6	22.7	(100.1)

Fitness	137.7	126.8	17.0	12.5
Bowling & Billiards	74.6	77.5	—	(3.8)
Eliminations	—	(0.1)	—	—
Corporate/Other	—	—	(14.5)	(18.0)

Total	$815.4	$665.8	$25.2	$(109.4)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the nine months ended October 2, 2010 and October 3, 2009:

	Net Sales		Operating Earnings (Loss)
	Nine Months Ended		Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Marine Engine	$1,454.1	$1,122.6	$164.7	$(71.8)
Boat	749.4	462.3	(76.6)	(266.9)
Marine eliminations	(152.7)	(71.2)	—	—
Total Marine	2,050.8	1,513.7	88.1	(338.7)

Fitness	379.9	350.4	35.2	13.0
Bowling & Billiards	243.8	254.8	12.3	0.9
Eliminations	—	(0.1)	—	—
Corporate/Other	—	—	(44.6)	(57.5)

Total	$2,674.5	$2,118.8	$91.0	$(382.3)

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	October 2, 2010	December 31, 2009

Marine Engine	$661.7	$649.4
Boat	432.4	476.5
Total Marine	1,094.1	1,125.9

Fitness	560.5	564.7
Bowling & Billiards	279.0	288.8
Corporate/Other	798.1	730.0

Total	$2,731.7	$2,709.4

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Note 10 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a period in accordance with ASC 220, “Comprehensive Income.”  Accumulated other comprehensive income (loss) includes unamortized prior service costs and net actuarial gains and losses associated with defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and unrealized investment gains and losses, all net of tax. Other comprehensive income (loss) for the three months and nine months ended October 2, 2010 and October 3, 2009 was as follows:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net loss	$(7.2)	$(114.3)	$(6.5)	$(462.2)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	21.7	11.5	(5.5)	14.1
Net change in unrealized gains (losses) on investments	0.2	0.1	(1.5)	2.6
Net change in unamortized prior service cost	(1.2)	9.6	(3.6)	12.0
Net change in unamortized actuarial loss	5.5	(0.3)	16.6	29.7
Net change in accumulated unrealized derivative gains (losses)	(6.6)	1.7	(5.1)	(0.2)
Total other comprehensive income	19.6	22.6	0.9	58.2

Comprehensive income (loss)	$12.4	$(91.7)	$(5.6)	$(404.0)

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

The term of the joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal or purchase at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. Concurrent with finalizing the amended and restated asset-based revolving credit facility (Revolving Credit Facility), as described in Note 14 to the consolidated financial statement in the Company’s 2009 Form 10-K, in the fourth quarter of 2008, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Revolving Credit Facility.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s available, unused borrowing capacity under the Revolving Credit Facility is below $60 million.  As available unused borrowing capacity under the Revolving Credit Facility was above $60 million at October 2, 2010, the Company was not required to meet the minimum fixed-charge test.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners. BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC. The sales of these receivables meet the requirements of a “true sale” under ASC 860, “Transfers and Servicing,” and are therefore not retained on the financial statements of BAC. The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries. In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables.  BFS and GECDF have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.  The Company records this income in Other income (expense), net, in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To qualify as the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at October 2, 2010 and December 31, 2009 was $16.5 million and $16.2 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	October 2, 2010	December 31, 2009

Investment	$16.5	$16.2
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(2.0)	(8.4)

Total maximum loss exposure	$86.8	$80.1

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligation of Note 7 – Commitments and Contingencies.  Repurchase and recourse obligations are mainly related to a global repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates.  The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction.  Amounts above exclude any potential recoveries from the resale value of the repurchased product.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income (loss) of $(0.1) million and $2.0 million for the three month and nine month periods ending October 2, 2010, respectively. During the three month and nine month periods ending October 3, 2009, BFS recorded income of $0.7 million and $2.7 million, respectively. Amounts recorded exclude discount expense paid by the Company in 2009 on the sale of Mercury Marine’s accounts receivable to the joint venture.  Accounts receivable totaling $186.4 million were sold to BAC during the nine months ended October 3, 2009.  Discounts of $1.3 million for the nine months ended October 3, 2009 have been recorded as an expense in Other income (expense), net, in the Consolidated Statements of Operations. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $0.9 million during the nine months ended October 3, 2009, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

In May 2009, the Company entered into an asset-based lending facility (Mercury Receivables ABL Facility) with GECDF to replace the Mercury Marine accounts receivable sale program the Company had with BAC. Therefore, there was no outstanding balance of receivables sold to BAC as of October 2, 2010, December 31, 2009, or October 3, 2009.  Concurrent with entering into the Mercury Receivables ABL Facility, the Company repurchased $84.2 million of accounts receivable from BAC in May 2009.  See Note 14 – Debt for more details on the Company’s Mercury Receivables ABL Facility.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Income Taxes

Due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as the deferred tax assets increase or decrease, resulting in effectively no recorded federal tax benefit or provision associated with recorded income or losses. The Company is in a similar situation in certain state and foreign taxing jurisdictions, but an income tax provision or benefit is still being recorded for those entities that are not in cumulative loss positions. For the three months and nine months ended October 2, 2010, the Company determined that the use of a discrete, or actual, method of computing the Company’s income tax provision is more appropriate than the annual effective tax rate method.  The estimated annual effective tax rate method historically used by the Company would not be reliable due to its sensitivity to minimal changes in forecasted annual pretax earnings.  Under the discrete method, the Company determines income tax expense based upon actual results as if the interim period were an annual period.

The Company recognized an income tax provision of $5.3 million and $20.8 million for the three months and nine months ended October 2, 2010, respectively, which generally relates to foreign and domestic jurisdictions where the Company is not in a cumulative loss position.  In addition, the tax provision for the three months and nine months ended October 2, 2010 includes a charge of $0.5 million and a benefit of $0.3 million, respectively, primarily related to the reassessment of unrecognized tax benefits.

During the third quarter of 2009, the Company recognized a tax benefit of $21.6 million on a loss before income taxes of $135.9 million, for an effective tax rate of 15.9 percent.  In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance.  The reduction in the valuation allowance resulted in a $9.4 million income tax benefit during the three months ended October 3, 2009.  Additionally, the Company filed its 2008 federal income tax return in the third quarter of 2009, which generated a $10.3 million income tax benefit.

The Company recognized an income tax provision of $9.5 million for the nine months ended October 3, 2009 on losses before taxes of $452.7 million. The provision was primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets.  A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value.  Partially offsetting this were the items affecting the third quarter of 2009, noted above, that resulted in a tax benefit for the nine month period ending October 3, 2009. The effective tax rate, for the nine months ended October 3, 2009, was (2.0) percent.

As of October 2, 2010 and December 31, 2009, the Company had $38.1 million and $45.9 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of October 2, 2010, could decrease by approximately $12.6 million in the next 12 months due to settlements with taxing authorities or lapses in applicable statutes of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in the next 12 months, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 2, 2010 and December 31, 2009, the Company had approximately $5.9 million and $6.0 million accrued for the payment of interest, respectively. There were no amounts accrued for penalties at October 2, 2010 or December 31, 2009.

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2004 through 2009 are currently open for IRS examination. The IRS has completed its field examination and has issued its Revenue Agents Report for 2004 and 2005 and all open issues have been resolved. The IRS examination for 2006, 2007, 2008 and 2009 is currently in process. The Company is still open to state and local tax audits in major U.S. tax jurisdictions dating back to the 2004 taxable year, mainly as a result of filing amended tax returns, which were generated by the closing of federal income tax audits. With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2004. As a result of the German tax audit for the years 1998 through 2001, the Company’s German subsidiary received a proposed audit adjustment in the fourth quarter of 2009, which is being contested by the Company, related to the shutdown of the subsidiary’s pinsetter manufacturing operation and sale of the subsidiary’s pinsetter assets to a related subsidiary.

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

Pension and other postretirement benefit costs included the following components for the three months ended October 2, 2010 and October 3, 2009:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost (benefit)	$0.3	$2.3	$0.1	$(0.1)
Interest cost	16.3	16.6	0.9	0.9
Expected return on plan assets	(12.4)	(12.3)	—	—
Amortization of prior service costs (credits)	0.1	0.9	(0.9)	(0.8)
Amortization of net actuarial loss	5.5	13.0	—	—
Curtailment loss	—	6.6	—	1.2

Net pension and other benefit costs	$9.8	$27.1	$0.1	$1.2

Pension and other postretirement benefit costs included the following components for the nine months ended October 2, 2010 and October 3, 2009:

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$0.8	$6.9	$0.3	$0.9
Interest cost	48.7	49.8	2.9	3.9
Expected return on plan assets	(37.1)	(36.6)	—	—
Amortization of prior service costs (credits)	0.3	2.8	(2.9)	(1.4)
Amortization of net actuarial loss	16.6	38.3	—	—
Curtailment loss	—	9.8	—	1.2

Net pension and other benefit costs	$29.3	$71.0	$0.3	$4.6

Employer Contributions. During the nine months ended October 2, 2010 and October 3, 2009, the Company contributed $2.4 million and $2.3 million, respectively, to fund benefit payments to its nonqualified pension plan. During the first nine months of 2010, the Company contributed $14.8 million to its qualified pension plans. The Company contributed $10.0 million to its qualified pension plans during the first nine months of 2009. Company contributions are subject to changes in the plans’ funded position, funding regulations or Company discretion.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 14 – Debt

Short-term debt at October 2, 2010 and December 31, 2009, consisted of the following:

(in millions)	October 2, 2010	December 31, 2009

Mercury Receivables ABL Facility	$–	$–
Current maturities of long-term debt	1.9	1.8
Other short-term debt	2.4	9.7

Total short-term debt	$4.3	$11.5

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 11 – Financial Services.  The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million and is secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25 percent; provided, however, that the one-month LIBOR rate shall not be less than 1.0 percent. Borrowings under the Mercury Receivables ABL Facility can be adjusted up to $120.0 million to accommodate seasonal increases in accounts receivable from May to August.  Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85 percent advance rate.  The Company had the capacity to borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009.  The over-advance amount declines ratably each month through November 2010.  Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain accounts, pledged as collateral against the Mercury Receivables ABL Facility.  The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage ratio covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 11 – Financial Services.  The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC either by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million, but have since been repaid and the Company had no borrowings outstanding at October 2, 2010 and December 31, 2009. The amount of borrowing capacity available under this facility at October 2, 2010 and December 31, 2009 was $46.7 million and $42.2 million, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Long-term debt at October 2, 2010 and December 31, 2009, consisted of the following:

(in millions)	October 2, 2010	December 31, 2009

Senior notes, currently 11.25%, due 2016, net of discount of $8.8 and $9.9	$341.2	$340.1
Notes, 7.125% due 2027, net of discount of $0.8 and $0.8	199.2	199.2
Senior notes, currently 11.75%, due 2013	118.6	153.4
Debentures, 7.375% due 2023, net of discount of $0.4 and $0.4	124.6	124.6
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $8.0 and $3.8	42.0	16.2
Notes, 0.0% to 5.0% payable through 2015	6.1	7.7
	831.7	841.2
Current maturities of long-term debt	(1.9)	(1.8)

Long-term debt	$829.8	$839.4

On December 23, 2009, the Company entered into a $50 million loan agreement with the Fond du Lac County Economic Development Corporation (FDL-EDC). Borrowings under this loan accrue interest at a 2.0 percent interest rate. This loan is part of a $50.0 million appropriation made to the FDL-EDC by the County of Fond du Lac, Wisconsin, to provide financial assistance to encourage and enable the Company’s Mercury Marine division to remain headquartered in Fond du Lac. See Note 2 – Restructuring Activities for further discussion. Initial borrowings of $20.0 million occurred in December 2009. Additional borrowings of $10.0 million and $20.0 million occurred in March 2010 and September 2010, respectively. Principal payments under the FDL-EDC loan are due in ten equal annual installments beginning December 23, 2012 through 2021. Likewise, interest accrues on the loan and is payable at the date of the first principal payment, and is due annually thereafter. Under the terms of the FDL-EDC loan, up to approximately 43 percent of the principal due is forgivable if the Company achieves certain employment target levels as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. The FDL-EDC loan is secured by facilities and machinery and equipment located in Fond du Lac. The carrying value of this debt at October 2, 2010, has been reduced by an $8.0 million discount calculated using a blended market based interest rate of 3.59 percent rather than the stated interest rate of 2.0 percent as the stated interest rate was viewed as a below market interest rate.

The Company repurchased $7.0 million and $34.8 million of its 11.75 percent Senior notes due 2013 during the three months and nine months ended October 2, 2010, respectively.  As a result of the premium paid to retire these notes, the Company recorded a Loss on early extinguishment of debt on the Consolidated Statements of Operations of $1.1 million and $5.5 million for the three months and nine months ended October 2, 2010, respectively.

Note 15 – Subsequent Events

On October 27, 2010, the Board of Directors of the Company declared a cash dividend on its common stock of $0.05 cents per share.  The dividend will be payable on December 15, 2010, to shareholders of record on November 23, 2010.

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

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors of Part I in Brunswick’s 2009 Annual Report on Form 10-K (2009 Form 10-K), Item 1A – Risk Factors of Part II of Brunswick’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2010 and Item 1A – Risk Factors of Part II of Brunswick’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010.

Overview and Outlook

General

The Company continued to maintain strong liquidity during the third quarter of 2010, increasing its cash balances and reducing its net debt (defined as total debt, less Cash and cash equivalents) position.  Management continues to believe that the Company has adequate sources of liquidity to meet its short-term and long-term needs and expects that the Company’s interim cash requirements will be met out of existing cash balances and free cash flow.

Net sales during the third quarter of 2010 increased 22 percent to $815.4 million from $665.8 million in the third quarter of 2009, driven by the Company’s Boat, Marine Engine and Fitness segments, partially offset by a decline in the Company’s Bowling & Billiards segment.  During the nine months ended October 2, 2010, net sales increased 26 percent to $2,674.5 million from $2,118.8 million during the nine months ended October 3, 2009, driven by the Company’s Marine Engine, Boat and Fitness segments, partially offset by a decline in the Company’s Bowling & Billiards segment.  Increased sales in the marine businesses in the three months and nine months ended October 2, 2010, when compared to the prior year, were a result of the absence of a pipeline inventory correction in 2010.  In 2009, boat builders and dealers significantly reduced wholesale purchases below retail sales levels in order to reduce overall pipeline inventory.  As a result, net sales in 2010 have increased significantly as wholesale boat unit shipments in 2010 more closely matched boat retail sales levels, whereas 2009 wholesale boat unit shipments were significantly lower than retail boat unit sales.  While the Company believes that retail sales of powerboats in the United States will continue to decline in 2010, it expects the rate of decline to decrease when compared to rates of decline experienced during 2009.  Additionally, the Company realized an increase in net sales as a result of lower discounts required to facilitate boat sales during the three months and nine months ended October 2, 2010.  The Company also experienced international sales growth in all of its segments during the three months and nine months ended October 2, 2010 when compared with the three months and nine months ended October 3, 2009, with the Fitness segment seeing international sales growth that outpaced domestic sales growth.

Operating earnings in the third quarter of 2010 were $25.2 million, with an operating margin of 3.1 percent.  These results included $12.2 million of restructuring, exit and impairment charges recorded during the third quarter of 2010.  In the three months ended October 3, 2009, the Company recorded an operating loss of $109.4 million, with a negative operating margin of 16.4 percent, which included restructuring, exit and impairment charges of $28.8 million.  Operating earnings during the nine months ended October 2, 2010 were $91.0 million, with an operating margin of 3.4 percent.  These results included $43.8 million of restructuring, exit and impairment charges recorded during the first nine months of 2010.  In the first nine months of 2009, the Company recorded an operating loss of $382.3 million with a negative operating margin of 18.0 percent, which included $103.9 million of restructuring, exit and impairment charges.

The improvement in operating earnings during the quarter and year-to-date periods ended October 2, 2010 when compared with the corresponding periods ended October 3, 2009 was mainly the result of higher overall engine and boat wholesale unit sales and lower discounts provided to facilitate retail boat sales, as discussed above, and improved fixed-cost absorption from increased production levels.  Additionally, operating earnings in the 2010 periods benefited from lower restructuring, exit and impairment charges, lower pension and bad debt expense and savings realized as a result of successful cost-reduction initiatives.

The Company recognized an income tax provision of $5.3 million and $20.8 million for the three months and nine months ended October 2, 2010, respectively, which generally relates to foreign and domestic jurisdictions where the Company is not in a cumulative loss position.  In addition, the tax provision for the three months and nine months ended October 2, 2010 includes a charge of $0.5 million and a benefit of $0.3 million, respectively, primarily related to the reassessment of unrecognized tax benefits.

During the third quarter of 2009, the Company recognized a tax benefit of $21.6 million on a loss before income taxes of $135.9 million, for an effective tax rate of 15.9 percent.  In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance.  The reduction in the valuation allowance resulted in a $9.4 million income tax benefit during the three months ended October 3, 2009.  Additionally, the Company filed its 2008 federal income tax return in the third quarter of 2009, which generated a $10.3 million income tax benefit.

The Company recognized an income tax provision of $9.5 million for the nine months ended October 3, 2009 on losses before taxes of $452.7 million. The provision was primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets.  A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value.  Partially offsetting were the items affecting the third quarter of 2009, noted above, that resulted in a tax benefit for the nine month period ending October 3, 2009. The effective tax rate, for the nine months ended October 3, 2009, was (2.0) percent.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007, 2008, 2009 and 2010 in order to improve performance and better position the Company for current market conditions and longer-term profit growth. The Company began to see savings related to these initiatives in 2008, 2009 and 2010, and expects savings to continue for the remainder of 2010.

The restructuring, exit and impairment charges recorded during 2010 and 2009 for each of the Company’s reportable segments are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Marine Engine	$1.7	$18.8	$6.2	$40.1
Boat	10.2	6.6	36.0	49.5
Fitness	—	0.4	0.1	1.6
Bowling & Billiards	0.2	0.8	0.6	4.8
Corporate	0.1	2.2	0.9	7.9

Total	$12.2	$28.8	$43.8	$103.9

See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details. The Company anticipates it will incur approximately $17 million of additional charges in 2010 related to known restructuring activities that will be initiated in 2010 or have been previously initiated.

Matters Affecting Comparability

The following events have occurred during the three months and nine months ended October 2, 2010 and October 3, 2009, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. Brunswick announced initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. During the third quarter of 2010, the Company recorded a charge of $12.2 million related to restructuring activities as compared with $28.8 million in the third quarter of 2009. Restructuring charges during the first nine months of 2010 were $43.8 million, compared with $103.9 million during the first nine months of 2009.  See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Tax Items. The Company recognized an income tax provision of $5.3 million and $20.8 million for the three months and nine months ended October 2, 2010, respectively, which generally relates to foreign and domestic jurisdictions where the Company is not in a cumulative loss position.  In addition, the tax provision for the three months and nine months ended October 2, 2010 includes a charge of $0.5 million and a benefit of $0.3 million, respectively, primarily related to the reassessment of unrecognized tax benefits.

During the third quarter of 2009, the Company recognized a tax benefit of $21.6 million on a loss before income taxes of $135.9 million, for an effective tax rate of 15.9 percent.  In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance.  The reduction in the valuation allowance resulted in a $9.4 million income tax benefit during the three months ended October 3, 2009.  Additionally, the Company filed its 2008 federal income tax return in the third quarter of 2009, which generated a $10.3 million income tax benefit.

The Company recognized an income tax provision of $9.5 million for the nine months ended October 3, 2009 on losses before taxes of $452.7 million. The provision was primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets.  A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value.  Partially offsetting this were the items affecting the third quarter of 2009, noted above, that resulted in a tax benefit for the nine month period ending October 3, 2009. The effective tax rate, for the nine months ended October 3, 2009, was (2.0) percent.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended October 2, 2010 and October 3, 2009:

			2010 vs. 2009
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	October 2, 2010	October 3, 2009	$	%

Net sales	$815.4	$665.8	$149.6	22.5%
Gross margin (A)	$183.3	$75.6	$107.7	NM
Restructuring, exit and impairment charges	$12.2	$28.8	$(16.6)	(57.6)%
Operating earnings (loss)	$25.2	$(109.4)	$134.6	NM
Net loss	$(7.2)	$(114.3)	$107.1	93.7%

Diluted loss per common share	$(0.08)	$(1.29)	$1.21	93.8%

Expressed as a percentage of Net sales:
Gross margin	22.5%	11.4%		NM
Selling, general and administrative expense	15.1%	20.5%		(540) bpts
Research and development expense	2.8%	2.9%		(10) bpts
Restructuring, exit and impairment charges	1.5%	4.3%		(280) bpts
Operating margin	3.1%	(16.4)%		NM

__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The increase in net sales was mainly due to greater wholesale shipments resulting from the absence of a pipeline inventory correction in 2010, which occurred in the Company’s Boat and Marine Engine segments in 2009, as well as reduced discounts required to facilitate boat sales.  The Company’s Fitness segment also experienced higher sales volumes as global commercial customers and consumer customers in international markets increased purchases of new equipment.  Net sales in the Bowling & Billiards segment decreased by approximately 4 percent when compared with the third quarter of 2009, as customers across all of the Bowling & Billiards businesses reduced spending. International sales for the Company increased 12 percent in the third quarter of 2010 when compared with the third quarter of 2009. Increases in international sales were realized by each of the Company’s segments.  However, there continues to be uncertainty in the global economy and low consumer confidence, which continues to negatively influence demand for the Company’s products.

The increase in gross margin percentage in the third quarter of 2010 compared with the same period last year was mainly due to lower discounts required to facilitate retail boat sales, higher fixed-cost absorption and greater efficiencies resulting from increased production rates required by greater wholesale demand in the marine businesses, as well as lower pension expense and the realization of successful cost-reduction efforts.

Selling, general and administrative expense declined by $13.9 million to $122.8 million in the third quarter of 2010. The decrease was mainly a result of a reduction in variable compensation expense, reduced pension and bad debt expenses and successful cost-reduction efforts, partially offset by the absence of gains from favorable settlements received and recorded during the third quarter of 2009.

During the third quarter of 2010, the Company recorded lower restructuring charges than in the third quarter of 2009. Restructuring activities during the third quarter of 2010 included additional charges associated with the Company’s decisions to sell its Triton fiberglass boat brand and to move its Cabo Yachts production from Adelanto, California to its existing Hatteras facility in New Bern, North Carolina.  Charges were also recorded in the third quarter of 2010 for the continued consolidation of the Company’s marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, as well as continuing plant closure costs in the Company’s Boat segment. Costs incurred during the third quarter of 2009 included the initial costs associated with the announcement of the consolidation of the Company’s marine engine production in its Fond du Lac, Wisconsin plant, as well as costs resulting from the Company’s hourly union workforce in Fond du Lac ratifying a new collective bargaining agreement, which changed employees’ current benefits and postretirement benefits.  Charges were also recorded in the third quarter of 2009 for the continued headcount reductions throughout the Company and additional programs to realign the Company’s marine manufacturing footprint. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Equity loss decreased $1.8 million to a loss of $2.0 million in the third quarter of 2010, from a loss of $3.8 million in the third quarter of 2009. The decrease in loss was mainly the result of improved financial results from the Company’s marine joint ventures.

Interest expense decreased $0.9 million in the three months ended October 2, 2010 compared with the three months ended October 3, 2009, primarily as a result of lower outstanding debt levels in the third quarter of 2010 due to the Company’s debt repurchase activities.  Interest income increased $0.2 million in the third quarter of 2010 compared with the same period in 2009, mainly as a result of increased investment balances. The Company also realized a $1.1 million loss on the early extinguishment of debt during the third quarter of 2010 as a premium was paid to retire $7.0 million of its 11.75 percent Senior notes due 2013.  The loss on early extinguishment of debt during the third quarter of 2009 totaled $0.1 million.

The Company recognized an income tax provision of $5.3 million for the three months ended October 2, 2010, which generally relates to foreign and domestic jurisdictions where the Company is not in a cumulative loss position.  In addition, the tax provision for the three months ended October 2, 2010 includes a charge of $0.5 million that primarily relates to the reassessment of unrecognized tax benefits.

During the third quarter of 2009, the Company recognized a tax benefit of $21.6 million on a loss before income taxes of $135.9 million, for an effective tax rate of 15.9 percent.  In periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance.  The reduction in the valuation allowance resulted in a $9.4 million income tax benefit during the three months ended October 3, 2009.  Additionally, the Company filed its 2008 federal income tax return in the third quarter of 2009, which generated a $10.3 million income tax benefit.

Operating earnings (loss) improvements and decreases in the Company’s Net loss and Diluted loss per common share in the third quarter of 2010 when compared to the same period in 2009 are mainly due to the same factors discussed above.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the nine months ended October 2, 2010 and October 3, 2009:

			2010 vs. 2009
	Nine Months Ended		Increase/(Decrease)
(in millions, except per share data)	October 2, 2010	October 3, 2009	$	%

Net sales	$2,674.5	$2,118.8	$555.7	26.2%
Gross margin (A)	$604.2	$240.8	$363.4	NM
Restructuring, exit and impairment charges	$43.8	$103.9	$(60.1)	(57.8)%
Operating earnings (loss)	$91.0	$(382.3)	$473.3	NM
Net loss	$(6.5)	$(462.2)	$455.7	98.6%

Diluted loss per common share	$(0.07)	$(5.23)	$5.16	98.7%

Expressed as a percentage of Net sales:
Gross margin	22.6%	11.4%		NM
Selling, general and administrative expense	15.0%	21.5%		(650) bpts
Research and development expense	2.5%	3.1%		(60) bpts
Restructuring, exit and impairment charges	1.6%	4.9%		(330) bpts
Operating margin	3.4%	(18.0)%		NM

__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The increases in the Company’s net sales and gross margin percentage for the nine months ended October 2, 2010 when compared with 2009 were generally due to the same factors as described in the quarterly discussion above.

Selling, general and administrative expense declined by $52.9 million to $401.6 million in the nine months ended October 2, 2010.  The decrease was mainly a result of reduced pension and bad debt expense and successful cost-reduction efforts, partially offset by the absence of gains from favorable settlements received and recorded during the third quarter of 2009.

The decreases in restructuring, exit and impairment charges, decreases in equity losses and increases in interest income in the first nine months of 2010 when compared with the same period in 2009 were mainly due to the same factors as described in the quarterly discussion above.

Interest expense increased $10.8 million in the nine months ended October 2, 2010 compared with the nine months ended October 3, 2009, predominantly as a result of higher average outstanding debt levels in 2010 and increased borrowing rates resulting from debt refinancing activities in the third quarter of 2009.  The Company also realized a $5.5 million loss on the early extinguishment of debt during the first nine months of 2010 as a premium was paid to retire $34.8 million of its 11.75 percent Senior notes due 2013.  The loss on early extinguishment of debt during the first nine months of 2009 totaled $0.1 million.

The Company recognized an income tax provision of $20.8 million for the nine months ended October 2, 2010, which mainly relates to foreign and domestic jurisdictions where the Company is not in a cumulative loss position.  In addition, the tax provision for the nine months ended October 2, 2010 includes a benefit of $0.3 million that primarily relates to the reassessment of unrecognized tax benefits.

The Company recognized an income tax provision of $9.5 million for the nine months ended October 3, 2009 on losses before taxes of $452.7 million. The provision was primarily due to uncertainty concerning the realization of certain state and foreign net deferred tax assets.  A valuation allowance of $36.6 million was recorded during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value.  Partially offsetting this were the items affecting the third quarter of 2009, noted above, that resulted in a tax benefit for the nine month period ending October 3, 2009. The effective tax rate, for the nine months ended October 3, 2009, was (2.0) percent.

Operating earnings (loss) improvements and decreases in the Company’s Net loss and Diluted loss per common share in the nine months ended October 2, 2010 when compared to the nine months ended October 3, 2009 are mainly due to the same factors discussed above.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended October 2, 2010 and October 3, 2009:

			2010 vs. 2009
	Three Months Ended		Increase/(Decrease)
(in millions)	October 2, 2010	October 3, 2009	$	%

Net sales	$429.2	$363.5	$65.7	18.1%
Restructuring, exit and impairment charges	$1.7	$18.8	$(17.1)	(91.0)%
Operating earnings (loss)	$49.0	$(13.4)	$62.4	NM
Operating margin	11.4%	(3.7)%		NM
Capital expenditures	$5.9	$3.6	$2.3	63.9%
__________

NM = not meaningful

Net sales recorded by the Marine Engine segment increased by 18.1 percent to $429.2 million in the third quarter of 2010 when compared with the third quarter of 2009.  The increase was predominantly due to greater wholesale shipments to meet customer inventory requirements across all of the segment’s operations.  The domestic marine service, parts and accessories business, which represents 32 percent of the segment’s net sales, increased by 9 percent.  Sterndrive engines experienced the greatest rate of growth.  International sales represented 38 percent of the segment’s sales during the third quarter of 2010.

The restructuring, exit and impairment charges recognized during the third quarter of 2010 were chiefly related to restructuring activities associated with the Company’s consolidation of its engine production as discussed in Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements.

Marine Engine segment operating earnings (loss) increased to an earnings position in the third quarter of 2010 as a result of higher sales volumes, lower restructuring, exit and impairment charges, reduced pension expense, fixed-cost savings from successful cost-reduction efforts, reduced bad debt expense, improved fixed-cost absorption, favorable operating efficiencies and a reduction in variable compensation expense.  Partially offsetting these positive factors was the absence of gains from favorable settlements received and recorded during the third quarter of 2009.

Capital expenditures in the third quarter of 2010 were generally related to tooling, plant consolidation activities and profit-maintaining investments.  Capital expenditures in the third quarter of 2009 were mainly related to profit-maintaining investments.

The following table sets forth Marine Engine segment results for the nine months ended:

			2010 vs. 2009
	Nine Months Ended		Increase/(Decrease)
(in millions)	October 2 2010	October 3, 2009	$	%

Net sales	$1,454.1	$1,122.6	$331.5	29.5%
Restructuring, exit and impairment charges	$6.2	$40.1	$(33.9)	(84.5)%
Operating earnings (loss)	$164.7	$(71.8)	$236.5	NM
Operating margin	11.3%	(6.4)%		NM
Capital expenditures	$13.1	$8.3	$4.8	57.8%
__________

NM = not meaningful

In addition to the factors that affected net sales in the third quarter, as discussed above, the increase in Marine Engine segment net sales for the nine months ended October 2, 2010 when compared with the same period in the prior year also included benefits from favorable trends in foreign currency.  Restructuring, exit and impairment charges for the nine months ended October 2, 2010 were less than the same period in the prior year as a result of decreased severance and benefit-related costs.

Marine Engine segment operating earnings (loss) increased to an earnings position in the nine months ended October 2, 2010 as a result of higher sales volumes, lower restructuring, exit and impairment charges, reduced pension expense, fixed-cost savings from successful cost-reduction efforts, reduced bad debt expense, improved fixed-cost absorption and favorable operating efficiencies.  Partially offsetting these positive factors were the absence of gains from favorable settlements received and recorded during the nine months ended October 3, 2009.

Capital expenditures for the year-to-date periods were consistent with those described in the quarterly discussion above.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2010 vs. 2009
	Three Months Ended		Increase/(Decrease)
(in millions)	October 2, 2010	October 3, 2009	$	%

Net sales	$209.2	$118.2	$91.0	77.0%
Restructuring, exit and impairment charges	$10.2	$6.6	$3.6	54.5%
Operating loss	$(26.3)	$(86.7)	$60.4	69.7%
Operating margin	(12.6)%	(73.4)%		NM
Capital expenditures	$3.4	$2.4	$1.0	41.7%
__________

NM = not meaningful

The increase in Boat segment net sales during the third quarter of 2010 was largely the result of the absence of a pipeline inventory correction in 2010.  In 2009, boat dealers significantly reduced wholesale purchases below retail sales levels in order to reduce overall pipeline inventory.  As a result, net sales in 2010 have increased significantly as wholesale sales volumes more closely aligned with retail sales levels.  The Boat segment also reduced dealer retail incentives in the third quarter of 2010 when compared with the same period of 2009. International sales represented 34 percent of the segment’s sales during the third quarter of 2010.

The restructuring, exit and impairment charges recognized during the third quarter of 2010 included continued charges associated with the Company’s decisions to sell its Triton fiberglass boat brand and to move its Cabo Yachts production from Adelanto, California to its existing Hatteras facility in New Bern, North Carolina.  Charges were recognized in the third quarter of 2010 and 2009 related to termination benefits, additional costs associated with consolidation of the Company’s manufacturing footprint and other restructuring activities initiated in 2008, 2009 and 2010. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Boat segment operating loss decreased in the third quarter of 2010 as a result of reduced dealer retail incentive programs, higher fixed-cost absorption, higher sales volumes and a reduction in variable compensation expense.

Capital expenditures in the third quarters of 2010 and 2009 were largely related to tooling costs for the production of new models and profit-maintaining investments.

The following table sets forth Boat segment results for the nine months ended October 2, 2010 and October 3, 2009:

			2010 vs. 2009
	Nine Months Ended		Increase/(Decrease)
(in millions)	October 2, 2010	October 3, 2009	$	%

Net sales	$749.4	$462.3	$287.1	62.1%
Restructuring, exit and impairment charges	$36.0	$49.5	$(13.5)	(27.3)%
Operating loss	$(76.6)	$(266.9)	$190.3	71.3%
Operating margin	(10.2)%	(57.7)%		NM
Capital expenditures	$11.3	$8.4	$2.9	34.5%
__________

NM = not meaningful

The factors affecting Boat segment net sales, restructuring, exit and impairment charges and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Boat segment operating loss decreased for the nine months ended October 2, 2010 compared with the nine months ended October 3, 2009 as a result of reduced dealer retail incentive programs, higher fixed-cost absorption and higher sales volumes.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended October 2, 2010 and October 3, 2009:

			2010 vs. 2009
	Three Months Ended		Increase/(Decrease)
(in millions)	October 2, 2010	October 3, 2009	$	%

Net sales	$137.7	$126.8	$10.9	8.6%
Restructuring, exit and impairment charges	$—	$0.4	$(0.4)	NM
Operating earnings	$17.0	$12.5	$4.5	36.0%
Operating margin	12.3%	9.9%		240 bpts
Capital expenditures	$1.0	$0.4	$0.6	NM
__________

bpts = basis points
NM = not meaningful

Third quarter 2010 net sales for the Fitness segment improved when compared with the third quarter of 2009 primarily due to increased sales to global commercial customers, partially offset by a decrease in sales to domestic consumer customers.  International sales represented 56 percent of the segment’s sales during the third quarter of 2010.

Fitness segment operating earnings in the third quarter of 2010 were positively affected by higher sales, lower material costs and higher fixed-cost absorption when compared with the same prior year period.

Capital expenditures in the third quarters of 2010 and 2009 were limited to profit-maintaining investments.

 The following table sets forth Fitness segment results for the nine months ended October 2, 2010 and October 3, 2009:

			2010 vs. 2009
	Nine Months Ended		Increase/(Decrease)
(in millions)	October 2, 2010	October 3, 2009	$	%

Net sales	$379.9	$350.4	$29.5	8.4%
Restructuring, exit and impairment charges	$0.1	$1.6	$(1.5)	(93.8)%
Operating earnings	$35.2	$13.0	$22.2	NM
Operating margin	9.3%	3.7%		560 bpts
Capital expenditures	$2.9	$1.3	$1.6	NM
__________

bpts = basis points
NM = not meaningful

Net sales for the nine months ended October 2, 2010 improved compared to the nine months ended October 3, 2009, primarily due to increased international sales volumes to commercial and consumer customers.  These improvements were partially offset by decreases in sales to domestic commercial and consumer customers.

The factors affecting Fitness segment operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended October 2, 2010 and October 3, 2009:

				2010 vs. 2009
	Three Months Ended			Increase/(Decrease)
(in millions)	October 2, 2010	October 3, 2009		$	%

Net sales	$74.6	$77.5		$(2.9)	(3.7)%
Restructuring, exit and impairment charges	$0.2	$0.8		$(0.6)	(75.0)%
Operating loss	$—	$(3.8)		$3.8	NM
Operating margin	—%	(4.9	) %		490 bpts
Capital expenditures	$1.8	$0.6		$1.2	NM
__________

bpts = basis points
NM = not meaningful

Net sales for the Bowling & Billiards segment decreased compared to the prior year as retail bowling equivalent-center and bowling products sales decreased.  International sales represented 26 percent of the segment’s sales during the third quarter of 2010.

The improvement in third quarter operating loss compared with the same period in the prior year was the result of lower pension and bad debt expense, reduced restructuring, exit and impairment charges, and incremental savings from successful cost-reduction initiatives realized during the third quarter of 2010.

Capital expenditures in the third quarters of 2010 and 2009 related to profit-maintaining investments for existing bowling retail centers.

The following table sets forth Bowling & Billiards segment results for the nine months ended October 2, 2010 and October 3, 2009:

			2010 vs. 2009
	Nine Months Ended		Increase/(Decrease)
(in millions)	October 2, 2010	October 3, 2009	$	%

Net sales	$243.8	$254.8	$(11.0)	(4.3)%
Restructuring, exit and impairment charges	$0.6	$4.8	$(4.2)	(87.5)%
Operating earnings	$12.3	$0.9	$11.4	NM
Operating margin	5.0%	0.4%		460 bpts
Capital expenditures	$3.4	$1.8	$1.6	88.9%
__________

bpts = basis points
NM = not meaningful

Bowling & Billiards segment net sales were down from the comparable period in the prior year primarily as a result of lower sales from the bowling retail and billiards businesses. This decrease was partially offset by improved sales from the bowling products business.

The factors affecting operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

	Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009

Net cash provided by operating activities	$192.6	$130.3
Net cash provided by (used for):
Capital expenditures	(31.1)	(20.2)
Proceeds from the sale of property, plant and equipment	5.9	11.7
Other, net	8.3	1.9

Free cash flow*	$175.7	$123.7
__________

*
The Company defines Free cash flow as cash flow from operating and investing activities (excluding cash used for acquisitions and investments) and excluding financing activities.  Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this non-GAAP financial measure both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure Free cash flow is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2010 Cash Flow

In the first nine months of 2010, net cash provided by operating activities totaled $192.6 million. The most significant source of cash provided by operating activities resulted from income tax refunds of $112.2 million, which included a $109.5 million refund received as a result of legislation enacted in November 2009 that allowed the Company to carryback its 2009 federal tax losses up to five years.  Total taxes paid in the first nine months of 2010 were $12.5 million, which resulted in net income tax refunds of $99.7 million for the period.  Cash provided by operating activities also benefitted from net earnings adjusted for non-cash expenses. Partially offsetting these factors were changes in working capital. Working capital is defined as non-cash and non-income tax current assets less non-debt and non-income tax current liabilities. Accounts and notes receivable increased during the first nine months of 2010, due primarily to increased sales in the Marine Engine segment.  Net inventories increased during the nine months ended October 2, 2010, due mostly to increased demand in the Marine Engine and Fitness segments.  The decrease in Accrued expenses during the first nine months of 2010 was driven mainly by the payment of variable compensation that had been accrued as of December 31, 2009.  During the nine months ended October 2, 2010, Accounts payable increased as a result of increased production and related spending activity in the Company’s Marine Engine and Boat segments.

Net cash used for investing activities during the nine months ended October 2, 2010 totaled $25.5 million, which included capital expenditures of $31.1 million.  The Company continued to limit its capital spending by focusing on high priority, profit-maintaining investments and investments required for new product introductions.  The Company also invested $8.6 million during the nine months ended October 2, 2010, the majority of which related to an existing marine engine joint venture.  Partially offsetting these expenditures were $5.9 million of proceeds received during the year from the sale of property, plant and equipment in the normal course of business.  The Company also received $8.3 million of cash from other investing activities, mainly related to the sale of a marina operation in China.

Cash used for financing activities was $17.2 million in the nine months ended October 2, 2010.  Financing activities during the first nine months of 2010 include repayment of $36.7 million of long-term debt, payment of a $5.3 million premium to retire that long-term debt, and payment of $6.8 million of other short-term debt.  Partially offsetting this use of cash were $30.0 million in proceeds received from the Fond du Lac County Economic Development Council in the form of partially forgivable debt, which the Company received in connection with its efforts to consolidate its Marine Engine segment’s engine production facilities as discussed in Note 14 – Debt.

2009 Cash Flow

In the nine months ended October 3, 2009, net cash provided by operating activities totaled $130.3 million.  The cash inflow was mainly attributable to improved working capital trends and a tax refund received in 2009 from the carryback of the Company’s 2008 tax loss, partially offset by the Company’s Net loss adjusted for non-cash charges.

The 2009 decrease in working capital of $314.3 million was mainly the result of reductions in the Company’s inventory and accounts receivable partially offset by decreased accounts payable and lower accrued expenses.  These declines reflected the Company’s efforts to reduce working capital in light of reduced business volumes.  In addition, the Company had minimal cash payments related to variable compensation plans, which normally occur in the first quarter.

Cash flows from investing activities included capital expenditures of $20.2 million.  The majority of the capital expenditures in the nine months ended October 3, 2009 was limited to profit-maintaining activities.  Partially offsetting the cash used on capital expenditures were proceeds from the sale of property, plant and equipment of $11.7 million in the normal course of business.  The Company also received $7.5 million from its investments, which was mainly related to a return of capital related to its investment in Brunswick Acceptance Company, LLC (BAC).

Cash flows from financing activities resulted in $175.4 million of proceeds during the nine months ended October 3, 2009.  Net proceeds from the issuance of long-term debt totaled $329.9 million and were primarily a result of issuing senior secured notes due in 2016.  The proceeds from the debt issuance were partially offset by payments of long-term debt, including current maturities, of $162.6 million.

Liquidity and Capital Resources

The following table sets forth an analysis of net debt as of October 2, 2010, December 31, 2009, and October 3, 2009:

(in millions)	October 2, 2010	December 31, 2009	October 3, 2009

Short-term debt, including current maturities of long-term debt	$4.3	$11.5	$11.5
Long-term debt	829.8	839.4	904.8
Total debt	834.1	850.9	916.3
Less: Cash and cash equivalents	676.5	526.6	624.1

Net debt (A)	$157.6	$324.3	$292.2

(A)
The Company defines Net debt as the sum of Short-term and long-term Debt, less Cash and cash equivalents, as presented in the Condensed Consolidated Balance Sheets. Net debt is not intended as an alternative measure to debt, as determined in accordance with GAAP in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure Net debt is also useful to investors because it is an indication of the Company’s ability to repay its outstanding debt using its current Cash and cash equivalents.

The following table sets forth an analysis of total liquidity as of October 2, 2010, December 31, 2009, and October 3, 2009:

(in millions)	October 2, 2010	December 31, 2009	October 3, 2009

Cash and cash equivalents	$676.5	$526.6	$624.1
Amounts available under its asset-based lending facilities (A)	103.7	88.5	115.5

Total liquidity (B)	$780.2	$615.1	$739.6

(A)
Represents the sum of (1) $117.0 million, $106.3 million, and $115.5 million of unused borrowing capacity under the Company’s Revolving Credit Facility discussed below, reduced by the $60.0 million minimum availability requirement, as of October 2, 2010, December 31, 2009, and October 3, 2009, respectively and (2) the available borrowing capacity of $46.7 million, $42.2 million, and $60.0 million, as of October 2, 2010, December 31, 2009, and October 3, 2009, respectively, under the Company’s Mercury Receivables ABL Facility as described below.

(B)
The Company defines Total liquidity as Cash and cash equivalents as presented in the Condensed Consolidated Balance Sheets, plus amounts available for borrowing under its asset-based lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents, as determined in accordance with GAAP in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure Total liquidity is also useful to investors because it is an indication of the Company’s available highly liquid assets and immediate sources of financing.

Cash and cash equivalents totaled $676.5 million as of October 2, 2010, an increase of $149.9 million from $526.6 million as of December 31, 2009, and an increase of $52.4 million from $624.1 million as of October 3, 2009.  Total debt as of October 2, 2010, December 31, 2009, and October 3, 2009 was $834.1 million, $850.9 million and $916.3 million, respectively.  As a result, the Company’s Net debt was reduced to $157.6 million as of October 2, 2010, from $324.3 million and $292.2 million as of December 31, 2009 and October 3, 2009, respectively.  The Company’s debt-to-capitalization ratio decreased to 79.3 percent as of October 2, 2010, from 80.2 percent as of December 31, 2009, and increased from 73.2 percent as of October 3, 2009.  The increase in the Company’s debt-to-capitalization ratio when compared with October 3, 2009 is mainly related to the effect of losses, partially offset by lower debt levels.

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with BAC as described in Note 11 – Financial Services. The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million that are secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25 percent; provided, however, that the one-month LIBOR rate shall not be less than 1.0 percent. Borrowings under the Mercury Receivables ABL Facility can be adjusted to $120.0 million to accommodate seasonal increases in accounts receivable from May to August. Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85 percent advance rate. The Company was also able to borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009, which is now declining ratably each month through November 2010. Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain amounts, pledged as collateral against the Mercury Receivables ABL Facility. The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage ratio covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 11 – Financial Services. The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million. At October 2, 2010, December 31, 2009 and October 3, 2009 the Company had no borrowings under this facility.  The amount of borrowing capacity available under this facility at October 2, 2010, December 31, 2009, and October 3, 2009 was $46.7 million, $42.2 million, and $60.0 million, respectively.

 The Company has a $400.0 million secured, asset based revolving credit facility (Revolving Credit Facility) in place with a group of banks through May 2012, as described in Note 14 to the consolidated financial statements in the 2009 Form 10-K. There were no loan borrowings under the Revolving Credit Facility as of October 2, 2010, December 31, 2009, or October 3, 2009. The Company has the ability to issue up to $150.0 million in letters of credit under the Revolving Credit Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the Revolving Credit Facility.

The Company may borrow amounts under the Revolving Credit Facility equal to the value of the borrowing base, which consists of certain accounts receivable, inventory and machinery and equipment of certain of its domestic subsidiaries. The borrowing base had a value of $189.3 million as of October 2, 2010. Letters of credit outstanding under the facility totaled $72.3 million as of October 2, 2010, resulting in unused borrowing capacity of $117.0 million. However, the Company’s borrowing capacity is also affected by the facility’s minimum fixed-charge coverage ratio covenant. This covenant requires that the Company meet a minimum fixed-charge coverage ratio test only if unused borrowing capacity under the facility falls below $60.0 million. If unused borrowing capacity under the facility exceeds $60.0 million, the Company need not meet the minimum fixed-charge coverage ratio covenant. Due to current operating performance, the Company’s fixed-charge coverage ratio was below the minimum requirement at the end of the third quarter of 2010. However, the Company is in compliance with the covenant because the Company’s unused borrowing capacity under the Revolving Credit Facility exceeded $60.0 million at October 2, 2010. Taking into account the minimum availability requirement, the Company’s unused borrowing capacity is effectively reduced by $60.0 million to $57.0 million in order to maintain compliance with the covenant.  The Company expects unused borrowing capacity under the facility to continue to exceed $60.0 million (and therefore to be in compliance with the minimum fixed-charge coverage ratio covenant) during the remainder of 2010.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  The Company has continued to reduce its near-term debt obligations; its 2013 notes, which totaled $118.6 million at October 2, 2010, represent the only significant long-term debt maturity until 2016. In addition, the Company expects to continue achieving significant reductions in net losses in 2010 when compared with 2009 as a result of increasing sales.  The Company plans to increase capital expenditures for the full year 2010 to between $50 million and $60 million, compared with $33.3 million in 2009, to develop new products in anticipation of improvements in the economy and to fund the Company’s marine consolidation activities.

The Company contributed $2.4 million and $2.3 million to fund benefit payments in its nonqualified pension plan in the first nine months of 2010 and 2009, respectively, and expects to contribute an additional $0.9 million to the plan through the remainder of 2010. The Company contributed $14.8 million and $10.0 million to its qualified pension plans in the nine months ended October 2, 2010 and October 3, 2009, respectively.  The Company expects to contribute between $17 million and $22 million to its qualified pension plans in the remainder of 2010, compared with $10.0 million of contributions during the full year of 2009. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 11 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2009, are detailed in the 2009 Form 10-K. Other than as described below, there have been no material changes outside the ordinary course of business. The Company periodically evaluates its financing options, and as a result, retired $7.0 million and $34.8 million of the 2013 notes during the three months and nine months ended October 2, 2010, respectively, and received proceeds of $20.0 million and $30.0 million during the three months and nine months ended October 2, 2010, respectively, in the form of partially forgivable debt from the Fond du Lac County Economic Development Council, as described in Note 14 – Debt in the Notes to Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166) (codified within the FASB Accounting Standards Codification (ASC) 860, “Transfers and Servicing”). SFAS 166 amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167) (codified within ASC 810, “Consolidation”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of this statement resulted in the Company expanding its disclosures relative to its variable interest entity, as reflected in Note 11 – Financial Services.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) (codified within ASC Topic 605, “Revenue Recognition”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the amendments to the ASC resulting from ASU 2009-13 may have on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06) (codified within ASC 820, “Fair Value Measurements and Disclosures” (ASC 820)). ASU 2010-06 improves disclosures originally required under SFAS No. 157, “Fair Value Measurements” (codified under ASC 820). ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this ASU resulted in the Company expanding its disclosures, as reflected in Note 4 – Fair Value Measurements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09) (codified within ASC 855, “Subsequent Events” (ASC 855)). ASU 2010-09 amended SFAS No. 165, “Subsequent Events” (codified within ASC 855) to resolve conflicts with SEC reporting requirements. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20) (codified within ASC 310, “Receivables”).  ASU 2010-20 amends the codification to include additional disclosure requirements related to the Company’s financing receivables and associated credit risk.  The disclosure requirements presented as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010.  The disclosure requirements about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this ASU is expected to result in the Company expanding its disclosures.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations, estimates and projections about Brunswick’s business.  These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.  These risks include, but are not limited to: the effect of the amount of disposable income available to consumers for discretionary purchases, tight consumer and retail credit markets, and the level of consumer confidence on the demand for marine, fitness and bowling and billiards equipment products and services, and retail bowling; the effect of adverse general economic conditions; the ability to successfully complete restructuring and manufacturing consolidation efforts in accordance with projected timeframes and costs; the effect of higher product prices due to technology changes and added product features and components on consumer demand; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the effect of interest rates and fuel prices on demand for marine products; the ability to successfully manage pipeline inventories; the ability to respond to and minimize the negative financial impact of federal, state and foreign legislative and regulatory developments, including those related to climate change, tax rates and pension plan funding requirements; the financial strength of dealers, distributors and independent boat builders; the ability to maintain mutually beneficial relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and to develop alternative distribution channels without disrupting incumbent distribution partners; the ability to maintain market share, particularly in high-margin products; the ability to develop new and innovative products and ensure their success; the ability to maintain product quality and service standards expected by customers; competitive pricing pressures, including increased competition from Asian competitors; the ability to develop cost-effective product technologies that comply with regulatory requirements; the ability to transition and ramp up certain manufacturing operations within time and budgets allowed; the ability to successfully develop and distribute products differentiated for the global marketplace; negative currency trends, including shifts in exchange rates; the success of global sourcing and supply chain initiatives; the ability to obtain components, parts and raw materials from suppliers in a timely manner and at a cost in line with projections; the risk of losing a key account or a critical supplier; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the ability to comply with environmental and zoning requirements, including environmental regulations for marine engines; the impact of international political instability and civil unrest on manufacturing operations and retail demand; the inherent risk of doing business in developing countries; the effect that catastrophic events may have on consumer demand and the ability to manufacture products, including hurricanes, floods, earthquakes, and environmental spills; and the effect of weather conditions on demand for marine products and retail bowling center revenues.  Additional factors are included in the Company’s Annual Report on Form 10-K for 2009 and elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Brunswick is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices.  The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management.  The Company does not use financial instruments for trading or speculative purposes.  The Company’s risk management objectives are described in Note 3 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained in this quarterly report and Notes 1 and 12 to the consolidated financial statements in the 2009 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2009.  For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” set forth in the Company’s 2009 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

Brazilian Customs Dispute

In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximtely $14 million related to the importation of Life Fitness products into Brazil.  The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer’s suggested retail price of those goods in the United States.  This assessment was dismissed during 2008.  The Brazilian Customs Office appealed the ruling as a matter of course.  In July 2010, the Brazilian Customs Office terminated its appeal of the court-ordered dismissal of its assessment against the Company.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on February 23, 2010, and in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended April 3, 2010 and July 3, 2010, which were filed with the SEC on May 7, 2010 and August 6, 2010, respectively.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, Brunswicks Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  As of October 2, 2010, the Company’s remaining share repurchase authorization for the program was $240.4 million.  The plan has been suspended as the Company intends to retain cash to enhance its liquidity rather than to repurchase shares.  Additionally, the Company’s revolving credit facility and secured bond indenture include restrictive covenants that limit the Company’s ability to repurchase stock and pay (increase) dividends.  There were no share repurchases during the three months ended October 2, 2010.

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

BRUNSWICK CORPORATION

Date: November 5, 2010	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.