Form 10-K
period 2010-12-31
BRUNSWICK CORP
filed 2011-02-18
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2010, the aggregate market value of the voting stock of the registrant held by non-affiliates was $1,090,181,292. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 14, 2011 was 88,939,135.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 4, 2011.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2010

PART I

Item 1. Business

Brunswick Corporation (Brunswick or the Company) is a Delaware corporation, incorporated on December 31, 1907. Brunswick is a leading global designer, manufacturer and marketer of recreation products including marine engines, boats, fitness equipment and bowling and billiards equipment. Brunswick’s engine products include: outboard, sterndrive and inboard engines; trolling motors; propellers; engine control systems; and marine parts and accessories. The Company’s boat offerings include: fiberglass pleasure boats; luxury sportfishing convertibles and motoryachts; offshore fishing boats; aluminum fishing boats; and pontoon and deck boats. Brunswick’s fitness products include both cardiovascular and strength training equipment for the commercial and consumer markets. Brunswick’s bowling offerings include products such as capital equipment, aftermarket and consumer products, and billiard offerings such as billiard and gaming tables and accessories. The Company also owns and operates Brunswick bowling family entertainment centers in the United States and other countries.

In 2010, Brunswick’s primary focus was on generating positive free cash flow, performing better than the market in each of its business segments, and taking advantage of its considerable operating leverage. In 2011, Brunswick will remain disciplined and focused on achieving these goals.  In addition, Brunswick intends to return to profitability in 2011, with positive earnings beginning in the first quarter.  In the longer term, Brunswick’s strategy remains consistent: to design, develop and introduce high quality products featuring innovative technology and styling; to distribute products through a model that benefits its partners – dealers and distributors – and provide world-class service to its customers; to develop and maintain low-cost manufacturing processes and to continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; and to attract and retain skilled and knowledgeable people. These strategic objectives support the Company’s plans to grow by expanding its existing core businesses. The Company’s primary objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

Refer to Note 5 - Segment Information in the Notes to Consolidated Financial Statements for additional information regarding the Company’s segments, including net sales, operating earnings and total assets by segment for 2010, 2009 and 2008.

Marine Engine Segment

The Marine Engine segment, which had net sales of $1,807.4 million in 2010, consists of the Mercury Marine Group (Mercury Marine). The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world, along with a leading parts and accessories business.

Mercury Marine manufactures and markets a full range of sterndrive propulsion systems, inboard engines and outboard engines under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury SportJet and Mercury Jet Drive, MotorGuide, Axius and Zeus brand names. In addition, Mercury Marine manufactures and markets marine parts and accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers, Attwood, Land ‘N’ Sea, Kellogg Marine Supply, Diversified Marine Products, Sea Choice and MotorGuide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, service parts and marine lubricants. Mercury Marine’s sterndrive engines, inboard engines and outboard engines are sold to independent boat builders, local, state and foreign governments, and to the Company’s Boat segment. In addition, Mercury Marine’s outboard engines are sold to end-users through a global network of more than 4,000 marine dealers and distributors worldwide, specialty marine retailers and marine service centers. Mercury Marine, through Cummins MerCruiser Diesel Marine LLC (CMD), a joint venture between Brunswick’s Mercury Marine division and Cummins Marine, a division of Cummins Inc., supplies integrated diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Company’s Boat segment.

Mercury Marine manufactures two-stroke OptiMax outboard engines ranging from 75 to 300 horsepower, all of which feature Mercury’s direct fuel injection (DFI) technology, and four-stroke outboard engine models ranging from 2.5 to 350 horsepower. All of these low-emission engines are in compliance with U.S. Environmental Protection Agency (EPA) requirements for 2010 and 2011. Mercury Marine’s four-stroke outboard engines include Verado, a collection of supercharged outboards ranging from 135 to 350 horsepower, and Mercury Marine’s naturally aspirated four-stroke outboards, ranging from 2.5 to 115 horsepower. In addition, most of Mercury’s sterndrive and inboard engines are now available with catalyst exhaust monitoring and treatment systems, and are compliant with environmental regulations adopted by the State of California, effective January 1, 2008, and by the EPA, effective January 1, 2010.

To promote advanced propulsion systems with improved and easier handling, performance and efficiency, Mercury Marine, both directly and through its joint venture, CMD, manufactures and markets advanced boat and engine steering and control systems under the brand names of Zeus and Axius.

Mercury Marine’s sterndrive and outboard engines are produced domestically in Oklahoma and Wisconsin, respectively. During the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant. This plant consolidation effort began in 2009 and is expected to continue through 2011. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in China, and produces smaller outboard engines in Japan pursuant to a joint venture with its partner, Tohatsu Corporation. Mercury Marine sources some engine components from a global supply base of Asian, European and Latin American suppliers and manufactures engine component parts at plants in Florida and Mexico. CMD manufactures diesel marine propulsion systems in South Carolina. Mercury Marine also operates a remanufacturing business for engines and service parts in Wisconsin.

In addition to its marine engine operations, Mercury Marine serves markets outside the United States with a wide range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury Marine in New Zealand, Poland, Portugal and Vietnam. These boats, which are marketed under the brand names Arvor, Legend, Mercury, Protector, Quicksilver, Rayglass, Uttern and Valiant, are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine. Mercury Marine also has an equity ownership interest in a company that manufactures boats under the brand names Aquador, Bella and Flipper in Finland.  In the second quarter of 2010, Mercury Marine completed the sale of its recreational boat marina in China, and in the third quarter of 2010, Mercury Marine completed the sale of its former MotorGuide facility in Tulsa, Oklahoma.

Mercury Marine’s parts and accessories distribution businesses include: Land ‘N’ Sea, Kellogg Marine Supply and Diversified Marine Products. These businesses are the leading distributors of marine parts and accessories throughout North America, offering same-day or next-day delivery service to a broad array of marine service facilities.

Inter-company sales to the Company’s Boat segment represented approximately 10 percent of Mercury Marine sales in 2010. Domestic demand for the Marine Engine segment’s products is seasonal, with sales generally highest in the second calendar quarter of the year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets the following products: fiberglass pleasure boats; luxury sportfishing convertibles and motoryachts; offshore fishing boats; aluminum fishing boats; and pontoon and deck boats. The Company believes that its Boat Group, which had net sales of $913.0 million during 2010, has the largest dollar sales and unit volume of pleasure boats in the world.

The Boat Group manages most of Brunswick’s boat brands; evaluates and optimizes the Company’s boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability; and speeds the introduction of new technologies into boat manufacturing processes.

The Boat Group is comprised of the following boat brands: Cabo sportfishing express boats and convertibles; Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray yachts, sport yachts, sport cruisers and runabouts; Bayliner sport cruisers and runabouts; Meridian motoryachts; Sealine yachts and sport cruisers; Boston Whaler, Lund and Trophy fiberglass fishing boats; and Crestliner, Cypress Cay, Harris FloteBote, Lowe, Lund, Princecraft and Triton aluminum fishing, utility, pontoon and deck boats. The Boat Group also includes a commercial and governmental sales unit that sells products to commercial customers, as well as the United States government and state, local and foreign governments. The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from Brunswick’s Marine Engine segment. The Boat Group also purchases a portion of its diesel engines from CMD.

The Boat Group has active manufacturing facilities in Florida, Indiana, Minnesota, Missouri, North Carolina, Tennessee, Canada, China, Mexico, Portugal and the United Kingdom, as well as additional inactive manufacturing facilities in Florida, Maryland, North Carolina, Tennessee and Washington. The Boat Group also utilizes contract manufacturing facilities in Poland and has an agreement with a local boat builder to manufacture boats in Argentina. During 2010, the Boat Group continued its 2008 and 2009 restructuring activities by reducing its workforce, consolidating manufacturing operations and disposing of non-strategic assets.  In the first quarter of 2010, the Company completed the sale of its Pipestone, Minnesota facility.  In the second quarter of 2010, the Company finalized plans to divest its Triton fiberglass boat brand and completed the asset sale transaction, exclusive of the facility itself, in the third quarter.  In the third quarter of 2010, the Company completed the sale of its Bucyrus, Ohio and Salisbury, Maryland facilities.  Also in 2010, the Company continued transitioning its manufacturing facilities from a brand-based platform to multi-brand production locations.  As a result, the Company began consolidating its Adelanto, California boat plant operation into its manufacturing facility in New Bern, North Carolina, and its aluminum boat production operations from Little Falls, Minnesota and Ashland City, Tennessee into its New York Mills, Minnesota and Lebanon, Missouri facilities.

The Boat Group’s products are sold to end-users through a global network of approximately 2,000 dealers and distributors, each of which carries one or more of Brunswick’s boat brands. Sales to the Boat Group’s largest dealer, MarineMax Inc., which has multiple locations and carries a number of the Boat Group’s product lines, represented approximately 20 percent of Boat Group sales in 2010. Domestic demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Brunswick’s Fitness segment is comprised of its Life Fitness division (Life Fitness), which designs, manufactures and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness and Hammer Strength brands.

The Company believes that its Fitness segment, which had net sales of $541.9 million during 2010, is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. Life Fitness’ commercial sales customers include health clubs, fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made to customers through Life Fitness’ direct sales force, domestic dealers, and  international distributors. Consumer products are available at specialty retailers, select mass merchants, sporting goods stores, through international distributors, and on Life Fitness’ Web site.

The Fitness segment’s principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary. Life Fitness distributes its products worldwide from regional warehouses and production facilities. Demand for Life Fitness products is seasonal, with sales generally highest in the first and fourth calendar quarters of the year.

Bowling & Billiards Segment

The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $323.3 million during 2010. The Company believes BB&B is a leading worldwide full-line designer, manufacturer and marketer of bowling products. BB&B also designs and markets a full line of high-quality consumer billiard tables, Air Hockey table games, foosball tables, other gaming tables and related accessories. In addition, BB&B operates 100 bowling centers in the United States, Canada and Europe.

BB&B’s bowling products business designs, manufactures and markets a wide variety of bowling products, including capital equipment (such as automatic pinsetters and scoring devices), bowling balls and aftermarket products. Through licensing arrangements, BB&B also offers a wide array of bowling consumer products, including bowling shoes, bags and accessories.

BB&B retail bowling centers offer bowling and, depending on size and location, may also offer the following activities and facilities: billiards, video games, redemption and other games of skill, laser tag, pro shops, meeting and party rooms, snack bars, restaurants and cocktail lounges. Of the Company’s 100 bowling centers, 44 have been converted into Brunswick Zones, which are modernized bowling centers that offer an array of family-oriented entertainment activities. BB&B has further enhanced the Brunswick Zone concept with expanded Brunswick Zone family entertainment centers, branded Brunswick Zone XL, which are larger than typical Brunswick Zones and feature multiple-venue entertainment offerings. BB&B operates 11 Brunswick Zone XL centers. In 2008, BB&B exited a joint venture that operated 14 additional centers in Japan, and in which BB&B had been a partner since 1960.

BB&B’s billiards business was established in 1845 and is Brunswick’s oldest enterprise. BB&B designs and/or markets billiard tables, Air Hockey table games, foosball tables, balls, cues and other gaming tables, as well as game room furniture and related accessories, under the Brunswick and Contender brands. The Company believes it is a leading designer and marketer of billiard tables. These products are sold worldwide in both commercial and consumer billiard markets. BB&B also operated Valley-Dynamo, a leading manufacturer of commercial and consumer billiard tables, Air Hockey table games and foosball tables. The Valley-Dynamo business was sold in the second quarter of 2009, although the Company retained the intellectual property rights to the Air Hockey trademark.

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

Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation, owns the remaining 51 percent. Under the terms of the joint venture agreement, BAC provides secured wholesale inventory floorplan financing to the Company’s engine and boat dealers. Prior to May 2009, BAC also purchased and serviced a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.  The Company replaced this program with the Mercury Receivables ABL Facility, discussed in Note 14 – Debt in the Notes to Consolidated Financial Statements.

The term of the BAC joint venture extends through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal of the agreement or purchase of the joint venture by either of the parties at the end of this term. Alternatively, either partner may allow the agreement to terminate at the end of its term.

Refer to Note 9 – Financial Services in the Notes to Consolidated Financial Statements for more information about the Company’s financial services.

Distribution

Brunswick utilizes distributors, dealers and retailers (Dealers) for the majority of its boat sales and significant portions of its sales of marine engine, fitness and bowling and billiards products. Brunswick has over 15,000 Dealers serving its business segments worldwide. Brunswick’s marine Dealers typically carry boats, engines and related parts and accessories.

Brunswick owns Land ‘N’ Sea, Kellogg Marine Supply and Diversified Marine Products, which are the primary parts and accessories distribution platforms for the Company’s Marine Engine segment. These businesses are the leading distributors of marine parts and accessories throughout North America, with 13 distribution warehouses located throughout the United States and Canada offering same-day or next-day delivery service to a broad array of marine service facilities.

Brunswick’s Dealers are independent companies or proprietors that range in size from small, family-owned businesses to a large, publicly-traded corporation with substantial revenues and multiple locations. Some Dealers sell Brunswick’s products exclusively, while others also carry competitors’ products. Brunswick partners with its boat dealer network to improve quality, service, distribution and delivery of parts and accessories to enhance the boating customer’s experience.

Demand for a significant portion of Brunswick’s products is seasonal, and a number of Brunswick’s Dealers are relatively small or highly-leveraged. As a result, many Dealers require financial assistance to support their businesses, allowing them to provide stable channels for Brunswick’s products. In addition to the financing offered by BAC, the Company provides its Dealers with assistance, including incentive programs, loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer’s default. The Company believes that these arrangements are in its best interest; however, the financial support that the Company provides to its Dealers exposes the Company to credit and business risk. Brunswick’s business units, along with BAC, maintain active credit operations to manage this financial exposure, and the Company continually seeks opportunities to sustain and improve the financial health of its various distribution channel partners. Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

Brunswick’s sales to customers in markets other than the United States were $1,403.3 million (41 percent of net sales), $1,168.7 million (42 percent of net sales) and $2,058.5 million (44 percent of net sales) in 2010, 2009 and 2008, respectively. The Company transacts most of its sales in non-U.S. markets in local currencies, and the cost of its products is generally denominated in U.S. dollars. Strengthening or weakening of the U.S. dollar affects the financial results of Brunswick’s non-U.S. operations.

Non-U.S. sales are set forth in Note 5 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details Brunswick’s non-U.S. sales by region:

(in millions)	2010	2009	2008

Europe	$601.2	$518.1	$1,024.1
Pacific Rim	268.4	235.8	318.1
Canada	246.8	178.1	346.7
Latin America	194.6	157.9	247.8
Africa & Middle East	92.3	78.8	121.8

Total	$1,403.3	$1,168.7	$2,058.5

Marine Engine segment non-U.S. sales represented approximately 51 percent of Brunswick’s non-U.S. sales in 2010. The segment’s primary non-U.S. operations include the following:

•	Sales offices and distribution centers in Australia, Belgium, Brazil, Canada, China, Malaysia, Mexico, New Zealand and Singapore;
•	Sales offices in Dubai, Finland, France, Italy, Norway, Sweden and Switzerland;
•	Boat manufacturing plants in New Zealand and Portugal, and boat plants in Poland and Vietnam that perform contract manufacturing for the Company;
•	An outboard engine assembly plant in Suzhou, China; and
•	An outboard engine assembly plant joint venture in Japan.

Boat segment non-U.S. sales comprised approximately 24 percent of Brunswick’s non-U.S. sales in 2010. The Boat Group’s products are manufactured or assembled in the United States, Canada, China, Mexico, Portugal and the United Kingdom, as well as boat plants in Argentina and Poland that perform contract manufacturing for the Company, and are sold worldwide through dealers. The Boat Group has sales offices in France, Italy, Mexico, the Netherlands, the United Kingdom and Singapore.

Fitness segment non-U.S. sales comprised approximately 20 percent of Brunswick’s non-U.S. sales in 2010. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom. The Fitness segment also manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for its international markets.

Bowling & Billiards segment non-U.S. sales comprised approximately 5 percent of Brunswick’s non-U.S. sales in 2010. BB&B sells its products worldwide, has sales offices in Germany, Hong Kong and Tokyo, and operates plants that manufacture automatic pinsetters in Hungary and bowling balls in Mexico. BB&B operates retail bowling centers in Austria, Canada and Germany.

Raw Materials and Supplies

Brunswick purchases a wide variety of raw materials from its supplier base, including oil, aluminum, steel and resins, as well as product parts and components, such as engine blocks and boat windshields. The prices for these raw materials, parts and components fluctuate depending on market conditions. Significant increases in the cost of such materials would raise the Company’s production costs, which could reduce the Company’s profitability if the Company cannot recoup the increased costs through higher product prices.

As Brunswick’s manufacturing operations raised production levels in 2010, the Company’s need for raw materials and supplies increased. As production increases in 2011, Brunswick’s suppliers must be prepared to increase their manufacturing operations to meet the heightened demand for their products and, in many cases, may need to recall or hire additional workers in order to fulfill the orders placed by Brunswick and other customers. During 2010, the Company experienced some shortages, and delayed delivery, of certain materials, parts and supplies essential to its manufacturing operations. The Company has addressed and will continue to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring its supplier base.

Additionally, some components used in Brunswick’s manufacturing processes, including engine blocks and boat windshields, are available from a sole supplier or a limited number of suppliers. Operational and financial difficulties that these or other suppliers currently face or may face in the future could adversely affect their ability to supply Brunswick with the parts and components it needs, which could significantly disrupt Brunswick’s operations.

The Company also continues to expand its global procurement operations to better leverage its purchasing power across its divisions and to improve supply chain and cost efficiencies. The Company mitigates its commodity price risk by using derivatives to hedge a portion of its raw material purchases.

Intellectual Property

Brunswick has, and continues to obtain, patent rights covering certain features of its products and processes. By law, Brunswick’s patent rights, which consist of patents and patent licenses, have limited lives and expire periodically. The Company believes that its patent rights are important to its competitive position in all of its business segments.

In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, hybrid drives and pod drives, including: die-cast powerheads; cooling and exhaust systems; drivetrain, clutch and gearshift mechanisms; boat/engine mountings; shock-absorbing tilt mechanisms; ignition systems; propellers; marine vessel control systems; fuel and oil injection systems; supercharged engines; outboard mid-section structures; segmented cowls; hydraulic trim, tilt and steering; screw compressor charge air cooling systems; and airflow silencers.

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

In the Bowling & Billiards segment, patent rights principally relate to computerized bowling scorers and bowling center management systems, bowling center furniture, bowling lanes, lane conditioning machines and related equipment, bowling balls, and billiard table designs and components.

The following are Brunswick’s primary trademarks:

Marine Engine Segment:  Attwood, Axius, Diversified Marine Products, Kellogg Marine Supply, Land ‘N’ Sea, Mariner, MercNET, MerCruiser, Mercury, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, OptiMax, Quicksilver, Rayglass, Seachoice, SeaPro, SmartCraft, SportJet, Swivl-Eze, Valiant, Verado and Zeus.

Boat Segment:  Bayliner, Boston Whaler, Cabo, Crestliner, Cypress Cay, FloteBote, Harris, Hatteras, Lowe, Lund, Master Dealer, Meridian, Princecraft, Sea Ray, Sealine and Trophy.

Fitness Segment:  Flex Deck, Hammer Strength, Lifecycle and Life Fitness.

Bowling & Billiards Segment:  Air Hockey, Ballworx, Brunswick, Brunswick Billiards, Brunswick Pavilion, Brunswick Zone, Brunswick Zone XL, Centennial, Contender, Cosmic Bowling, Frameworx, Gold Crown, Inferno, Lightworx, Pro Lane, U.S. Play by Brunswick, Vector, Viz-A-Ball and Zone.

Brunswick’s trademark rights have indefinite lives, and many are well known to the public and are considered to be valuable assets.

Competitive Conditions and Position

The Company believes that it has a reputation for quality in each of its highly competitive lines of business. Brunswick competes in its various markets by utilizing efficient production techniques; developing and promoting innovative technological advancements; undertaking effective marketing, advertising and sales efforts; providing high-quality products at competitive prices; and offering extensive aftermarket services.

Strong competition exists in each of Brunswick’s product groups, but no single enterprise competes with Brunswick in all product groups. In each product area, competitors range in size from large, highly-diversified companies to small, single-product businesses. Brunswick also competes with businesses that offer alternative leisure products or activities, but do not compete directly with Brunswick’s products.

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

Bowling & Billiards Segment:  The Company believes it is a leading worldwide full-line designer, manufacturer and marketer of bowling products and billiard tables. There are other manufacturers of bowling products and competitive emphasis is placed on product innovation, quality, service, marketing activities and pricing. The billiards industry continues to experience competitive pressure from low-cost billiards manufacturers outside the United States. The bowling retail market, in which the Company’s bowling centers compete, is highly fragmented. Brunswick is one of the two largest competitors in the North American bowling retail market, with an emphasis on larger, upscale, full-service family entertainment centers. The bowling retail business emphasizes the bowling and entertainment experience, maintaining quality facilities and providing excellent customer service.

Research and Development

The Company strives to improve its competitive position in all of its segments by continuously investing in research and development to drive innovation in its products and manufacturing technologies. Brunswick’s research and development investments support the introduction of new products and enhancements to existing products. Research and development expenses as a percentage of net sales was 2.7 percent, 3.2 percent and 2.6 percent in 2010, 2009 and 2008, respectively. In light of the prolonged downturn in recreational marine industry demand, the Company has undertaken significant efforts to reduce its fixed and variable expenses to adjust its cost structure to current market conditions. In implementing these cost reductions, the Company reduced selective research and development expenses. The Company believes that the implementation of these actions have not materially limited its ability to successfully execute its long-term strategies, particularly as market conditions improve. Research and development expenses are shown below:

(in millions)	2010	2009	2008

Marine Engine	$53.7	$50.1	$61.3
Boat	17.8	19.6	38.6
Fitness	16.7	14.9	17.4
Bowling & Billiards	3.8	3.9	4.9

Total	$92.0	$88.5	$122.2

Number of Employees

The number of employees worldwide is shown below by segment:

	December 31, 2010		December 31, 2009
	Total	Union (domestic)	Total	Union (domestic)

Marine Engine	4,612	975	3,683	958
Boat	4,143	—	4,744	—
Fitness	1,668	132	1,668	135
Bowling & Billiards	4,707	57	4,756	99
Corporate	160	—	152	—

Total	15,290	1,164	15,003	1,192

Mercury Marine’s Fond du Lac, Wisconsin facility ratified a collective bargaining agreement with the International Association of Machinists Winnebago Lodge 1947 in August 2009.  Additionally, the Marine Engine segment’s Attwood facility in Lowell, Michigan ratified a collective bargaining agreement with the International Brotherhood of Boilermakers, Iron Shipbuilders, Blacksmiths, Forgers and Helpers AFL-CIO, Local M-7, in November 2009. In January 2009, BB&B renewed its collective bargaining agreement with the International Association of Machinists and Aerospace Workers, Local 2597, and the Federal Labor Union, Local 23409 AFL-CIO, both of which represent employees at the Muskegon, Michigan distribution facility. Life Fitness renewed its collective bargaining agreement with the Chemical and Production Workers Union, Local 30 AFL-CIO, at its Franklin Park, Illinois facility, in February 2010. The Company believes that the relationships between its employees, the labor unions and the Company remain stable.

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

Worldwide economic conditions, particularly in the United States and Europe, have adversely affected the Company’s industries, businesses and results of operations and may continue to do so.

Beginning in 2008, general worldwide economic conditions, particularly in the United States and Europe, experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  In times of economic uncertainty and contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects the Company’s financial performance, especially in its marine businesses.  A majority of the Company’s businesses are cyclical in nature and are highly sensitive to personal discretionary spending levels, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and personal income levels. Other factors negatively affecting the Company’s financial results, which may continue to do so, include: the impact of weakening consumer and corporate credit markets; continued reduction in marine industry demand; corporate restructurings; declines in the value of investments and residential real estate, especially in large boating markets such as Florida and California; and higher fuel prices.

Demand for the Company’s marine products has been significantly reduced by weak economic conditions, low consumer confidence, high unemployment and increased market volatility worldwide, especially in the United States and Europe.  The Company estimates that retail unit sales of powerboats in the United States were down significantly during 2010. Any deterioration in general economic conditions that further diminishes consumer confidence or discretionary income may further reduce the Company’s sales and adversely affect its financial results, including increasing the potential for future impairment charges.  The Company cannot predict the timing or strength of economic recovery, either worldwide or in the specific markets where it competes.

The economic factors discussed above have also reduced the ability of fitness centers and bowling retail centers to invest in new equipment, which has adversely affected sales in the Company’s Fitness and Bowling & Billiards segments.

Although consumer credit markets have improved, tight consumer credit markets have reduced demand, especially for marine products, and may continue to do so.

Customers often finance purchases of the Company’s marine products, particularly boats. Credit market conditions improved during 2010, but remained less favorable than those experienced prior to the decline in marine retail demand. These overall declines in the lending environment include fewer lenders, tighter underwriting and loan approval criteria, greater down payment requirements and, in some cases, higher interest rates.  If credit conditions worsen, and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a further decrease in sales of the Company’s products or delay any improvement in its sales.

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

BAC commenced operations in 2003, and in the second quarter of 2008, the term of the joint venture was extended through June 2014.  The joint venture is funded with the capital contributions from the joint venture partners, along with a $1.0 billion secured credit line provided by GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and through receivable sales to a securitization facility arranged by GECDF.  The Company does not guarantee the debt of BAC.  GECDF may, however, terminate the joint venture if the Company is unable to maintain compliance with the minimum fixed-charge coverage ratio covenant included in the joint venture agreement, which is the same as the covenant in the Company’s revolving credit facility.

The availability and terms of financing offered by the Company’s dealer floorplan financing providers (including BAC and others) will continue to be influenced by: their ability to access certain capital markets, including the securitization and the commercial paper markets, and to fund their operations in a cost effective manner; the performance of their overall credit portfolios; their willingness to accept the risks associated with lending to marine dealers; and the overall creditworthiness of those dealers.  The Company’s sales could be adversely affected if BAC were to be terminated, if further declines in floorplan financing availability occur, or if financing terms become more adverse.  This could require the Company to find alternative sources of financing, including the Company providing this financing directly to dealers, which could require additional capital to fund the associated receivables.

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

 Weak demand for marine products has adversely affected and could continue to adversely affect the financial performance of the Company’s dealers.  In particular, reduced cash flow from decreased sales and tighter credit markets may impair a dealer’s ability to fund operations.  A continued inability to fund operations can force dealers to cease business, and the Company may not be able to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect the Company’s net sales through lower market exposure. The Company anticipates that dealer failures or voluntary market exits could continue into future periods, especially if overall retail demand for boats continues to decline.

Adverse economic, credit and capital market conditions could have a negative impact on the Company’s financial results.

The Company does not frequently utilize short-term capital markets to meet its working capital requirements, fund capital expenditures, pay dividends, or fund employee benefit programs; however, the Company does maintain short-term borrowing facilities which can be used to meet these capital requirements.  In addition, over the long term, the Company may determine that it is necessary to access the capital markets to refinance existing long-term indebtedness or for other initiatives.

Adverse global economic conditions, market volatility and heightened governmental regulation could lead to volatility and disruptions in the capital and credit markets.  This could adversely affect the Company’s ability to access capital and credit markets or increase the cost to do so, which could have a negative impact on its business, financial results and competitive position.

Inventory reductions by major dealers, retailers and independent boat builders could adversely affect the Company’s financial results.

Dealer inventory levels in 2008 and the first half of 2009 were higher than desired and dealer inventory was aged beyond preferred levels.  In response, in 2009, the Company implemented a focused pipeline strategy to reduce the number of units held by its dealers, which reduced field inventory by over 13,000 units versus 2008 levels.  Such efforts, combined with retail discounting, resulted in diminished pipeline levels of the Company’s products. To achieve these reductions, the Company reduced 2009 boat production by approximately 65 percent as compared to the prior year (resulting in lower rates of absorption of fixed costs in the Company’s manufacturing facilities and thus lower margins) and provided substantial support to dealers through retail discount programs designed to reduce aged inventory.  While conditions have improved as a result of the Company’s efforts, the potential need for future inventory reductions by dealers and independent boatbuilder customers could impair the Company’s future sales and results of operations.

Excess supply of repossessed and aged boats can adversely affect industry pricing.

Boats entering the market through non-traditional avenues, such as dealer and independent boat builder failures and consumer-related repossessions, could result in an excess supply of repossessed boats, having an adverse effect on industry pricing. Failed or struggling dealers and boat builders may be required to sell their inventory at significantly reduced or liquidation prices in order to pay their financial obligations. These supply conditions could result in higher discounts and sales incentives used to facilitate retail boat sales, which could lead to lower sales or result in pressure on wholesale prices.

The Company may be required to repurchase inventory or accounts of certain dealers.

The Company has agreements with certain third-party finance companies to provide financing to the Company’s customers to enable the purchase of its products.  In connection with these agreements, the Company may have obligations to either repurchase the Company’s products from the finance company, or may have recourse obligations to the finance company on the dealer’s receivables.  These obligations are triggered if the Company’s dealers default on their debt obligations to the finance companies.

The Company’s maximum contingent obligation to repurchase inventory and its maximum contingent recourse obligations on customer receivables are less than the total balances of dealer financings outstanding under these programs, as the Company’s obligations under certain of these arrangements are subject to caps, or are limited based on the age of product.  The Company’s risk related to these arrangements is mitigated by the proceeds it receives on the resale of repurchased product to other dealers, or by recoveries on receivables purchased under the recourse obligations.

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

The loss of key accounts or critical suppliers could harm the Company’s business.

If the Company were to experience the loss of a key account, its business could be negatively affected in a significant way.  Similarly, if one of the Company’s most critical suppliers were to close its operations, cease manufacturing or otherwise fail to deliver an essential component necessary to the Company’s manufacturing operations, it could have a detrimental effect on the Company’s ability to manufacture and sell its products, resulting in an interruption in business operations and/or a loss of sales.  In an effort to mitigate the risk associated with the Company’s reliance on such accounts and suppliers, it continually works to monitor such relationships, maintain a complete and competitive product lineup and identify alternative suppliers for key components.

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

The Company’s businesses have a large fixed cost base that can affect its profitability in a declining sales environment.

The high levels of fixed costs of operating marine production plants can put pressure on profit margins. The Company’s profitability is dependent, in part, on its ability to spread fixed costs over an increasing number of products sold and shipped, and if the Company makes a decision to reduce its rate of production, as it did in 2008 and 2009, gross margins could be negatively affected. Decreased demand or the need to reduce inventories can lower the Company’s ability to absorb fixed costs and materially impact its results of operations.

Successfully establishing a smaller manufacturing footprint is critical to the Company’s operating and financial results.

A significant component of the Company’s cost-reduction efforts has been a focus on reducing its manufacturing footprint by consolidating boat and engine production into fewer plants.  Since January 1, 2007, the Company has closed 17 of its boat manufacturing facilities.  Additionally, during the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant. This plant consolidation effort is underway and is expected to be completed in 2011.

Moving production to a different plant involves risks, including the inability to start up production within the cost and timeframe estimated, supply product to customers when expected and attract a sufficient number of skilled workers to handle the additional production demands.  The inability to successfully implement the Company’s manufacturing footprint initiatives could adversely affect its operating and financial results. Additionally, expenses associated with plant consolidation, including severance costs, pension funding requirements and loss of trained employees with knowledge of the Company’s business and operations, could exceed projections and negatively impact financial results.

The Company’s inability to successfully implement its restructuring initiatives and other uncertainties could negatively affect the Company’s liquidity position, which in turn could have a material adverse effect on the Company’s business.

The Company’s ability to successfully generate cash flow will depend on the continued successful execution of its restructuring initiatives and its plans to consolidate manufacturing operations, in order to return the Company’s marine operations to profitability.  The Company is subject to numerous other risks and uncertainties that could negatively affect its cash flow in the future, which may include the continued reduction in marine industry demand as a result of a weak global economy resulting in, among other things: (i) the failure of the Company’s customers to pay amounts owed on a timely basis; (ii) an increase in the Company’s obligations to repurchase its products or make recourse payments on customers’ debt obligations; and/or (iii) an increase in retail incentives in order to facilitate the sale of dealer inventories.  The continuation of, or adverse change with respect to, one or more of these trends would weaken the Company’s competitive position and materially adversely affect the Company’s ability to satisfy its anticipated cash requirements.

The Company relies on third-party suppliers for the supply of the raw materials, parts and components necessary to manufacture its products.  The Company’s financial results may be adversely affected by an increase in cost, disruption of supply or shortage of or defect in raw materials, parts or product components.

Outside suppliers and contract manufacturers provide the Company with raw materials used in its manufacturing processes including oil, aluminum, copper, steel and resins, as well as product parts and components, such as engine blocks and boat windshields.  The prices for these raw materials, parts and components fluctuate depending on market conditions and in some instances, commodity prices.  Substantial increases in the prices of the Company’s raw materials, parts and components would increase the Company’s operating costs, and could reduce its profitability if the Company cannot recoup the increased costs through increased product prices.  In addition, some components used in the Company’s manufacturing processes, including engine blocks and boat windshields, are available from a sole supplier or a limited number of suppliers.  Operational and financial difficulties that these or other suppliers currently face or may face in the future could adversely affect their ability to supply the Company with the parts and components it needs, which could significantly disrupt the Company’s operations.  It may be difficult to find a replacement supplier for a limited or sole source raw material, part or component without significant delay or on commercially reasonable terms.  In addition, an uncorrected defect or supplier’s variation in a raw material, part or component, either unknown to the Company or incompatible with the Company’s manufacturing process, could harm the Company’s ability to manufacture products.  Some of the risks that could disrupt the Company’s operations, impair the Company’s ability to deliver products to the Company’s customers and negatively affect the Company’s financial results include: an increase in the cost of, defects in or a sustained interruption in the supply or shortage of some of these raw materials, parts or products that may be caused by delayed start-up periods experienced by the Company’s suppliers as they increase production efforts; financial pressures on the Company’s suppliers due to the weakening economy; and a deterioration of the Company’s relationships with suppliers or by events such as natural disasters, power outages or labor strikes. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms relating to a component.

Additionally, as a result of recent worldwide economic conditions and the reduced demand for raw materials, parts, supplies and goods, many of the Company’s suppliers made the decision to slow or temporarily cease production in 2008, 2009 and 2010. Additionally, many of the Company’s suppliers have elected to reduce the size of their workforces. The Company’s manufacturing operations have increased production in 2010 and will continue to do so in 2011, and consequently, the Company’s need for raw materials and supplies will likewise increase. The Company’s suppliers must be prepared to ramp up operations and, in many cases, must recall or hire additional workers in order to fulfill the orders placed by the Company and other customers. In 2009, the Company began experiencing some supply shortages which continued into 2010.  The Company continues to work to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring its supplier base. In the future, however, the Company may continue to experience shortages of, delayed delivery of and/or increased prices for key materials, parts and supplies that are essential to its manufacturing operations.

The Company’s pension funding requirements and expenses are affected by certain factors outside its control, including the performance of plan assets, the discount rate used to value liabilities, actuarial data and experience and legal and regulatory changes.

The Company’s funding obligations and pension expense for its four qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial data and experience and legal and regulatory funding requirements.  Changes in these factors could have an adverse impact on the Company’s results of operations, liquidity or shareholders’ equity.  In addition, a significant percentage of the Company’s pension plan assets are invested in equity securities.  The level of the Company’s funding of its qualified pension plan liabilities is approximately 63 percent as of December 31, 2010. The Company’s future pension expenses and funding requirements could increase significantly due to the effect of changes in the discount rate and asset levels along with a decline in the estimated return on plan assets. In addition, the Company could be legally required to make increased contributions to the pension plans, and these contributions could be material and negatively affect the Company’s cash flow.

Higher energy costs can adversely affect the Company’s results, especially in the marine and retail bowling center businesses.

Higher energy and fuel costs result in increases in operating expenses at the Company’s manufacturing facilities and in the cost of shipping products to customers.  In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of the Company’s marine products.  Also, higher fuel prices may have an adverse effect on demand for marine retail products as they increase the cost of boat ownership, and may have a negative impact on operating margins, particularly in the Fitness segment, as transportation costs increase.  Finally, because heating and air conditioning comprise a significant part of the cost of operating a bowling center, any increase in the price of energy could adversely affect the operating margins of the Company’s bowling centers.

The Company’s profitability may suffer as a result of competitive pricing and other pressures.

The introduction of lower-priced alternative products by other companies can hurt the Company’s competitive position in all of its businesses.  The Company is constantly subject to competitive pressures, particularly in the outboard engine market, in which predominantly Asian manufacturers often have pursued a strategy of aggressive pricing particularly during periods when the Japanese yen weakens versus the U.S. dollar.  Such pricing pressure may limit the Company’s ability to increase prices for its products in response to raw material and other cost increases and negatively affect the Company’s profit margins.

In addition, the Company’s independent boat builder customers may react negatively to potential competition for their products from Brunswick’s own boat brands, which can lead them to purchase marine engines and marine engine supplies from competing marine engine manufacturers and may negatively affect demand for the Company’s products.

The Company’s ability to remain competitive depends on the successful introduction of new product offerings and the ability to meet our customers’ expectations.

The Company believes that its customers rigorously evaluate their suppliers on the basis of product quality, new product innovation and development capability. The Company’s ability to remain competitive may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development or obtain adequate intellectual property protection for new products. Additionally, in 2008 and 2009, the Company decreased the amount spent on research and development, and, although the Company increased the amount of spending in 2010, it was a lower percentage of revenues than in prior years.  As a result, this may affect the number of new products it may be able to develop. To meet ever-changing consumer demands, the timing of market entry and pricing of new products are critical.  As a result, the Company may not be able to introduce new products necessary to remain competitive in all markets that it serves.  Furthermore, the Company must deliver quality products that meet or exceed its customers’ expectations regarding product quality and after-sales service.

The Company competes with a variety of other activities for consumers’ scarce discretionary income and leisure time.

The vast majority of the Company’s products are used for recreational purposes, and demand for the Company’s products can be adversely affected by competition from other activities that occupy consumers’ time, including other forms of recreation as well as religious, cultural and community activities. The decrease in discretionary income as a result of the recent economic environment has reduced consumers’ willingness to purchase and enjoy the Company’s products.

The Company manufactures and sells products that create exposure to potential product liability, warranty liability, personal injury and property damage claims and litigation.

The Company’s products may expose it to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. The Company’s manufacturing consolidation efforts could result in product quality issues, thereby increasing the risk of litigation and potential liability. To address this risk, the Company has established a global, enterprise-wide organization charged with the responsibility of reviewing and addressing product quality issues.  Historically, the resolution of such claims has not materially adversely affected the Company’s business, and the Company maintains certain insurance coverage to mitigate a portion of these risks, which it believes to be adequate.  However, the Company may experience material losses in the future, incur significant costs to defend claims or experience claims in excess of its insurance coverages or claims that will not be covered by insurance.  Furthermore, the Company’s reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about its products.

Environmental laws and zoning and other requirements can inhibit the Company’s ability to grow its marine businesses.

Environmental restrictions, boat plant emission restrictions and permitting and zoning requirements can limit access to water for boating, as well as marina and storage space.  In addition, certain jurisdictions both inside and outside the United States require or are considering requiring a license to operate a recreational boat.  While such licensing requirements are not expected to be unduly restrictive, they may deter potential customers, thereby reducing the Company’s sales.  Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles – which is not approved or intended for use in marine engines – may nonetheless result in increased warranty, service and other claims against the Company if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines.

The Company’s businesses may be adversely affected by compliance obligations and liabilities under various laws and regulations.

The Company is subject to federal, state, local and foreign laws and regulations, including product safety, environmental, health and safety laws and other regulations.  While the Company believes that it maintains all requisite licenses and permits and that it is in material compliance with all applicable laws and regulations, a failure to satisfy these and other regulatory requirements could cause the Company to incur fines or penalties, and compliance could increase its cost of operations.  The adoption of additional laws, rules and regulations could also increase the Company’s capital or operating costs.

The Company’s manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes.  Accordingly, the Company is subject to regulations regarding these substances, and the misuse or mishandling of such substances could expose it to liabilities, including claims for property or natural resources damages or personal injury, or fines.  The Company is also subject to laws requiring the cleanup of contaminated property.  If a release of hazardous substances occurs at or from any of the Company’s current or former properties or another location where it has disposed of hazardous materials, the Company may be held liable for the contamination, regardless of knowledge or whether it was at fault in connection with the release, and the amount of such liability could be material.

Changes in domestic and international tax legislation could expose the Company to additional tax liability.  Although the Company carefully monitors changes in tax laws and works to mitigate the impact of proposed changes, such changes may negatively impact the Company’s financial results.

Additionally, the Company is subject to laws governing its relationship with its employees, including, but not limited to, employee wage and hour and benefit issues, such as pension funding and health care benefits.  Changes to such legislation could increase the cost of the Company’s operations.

Compliance with environmental regulations affecting marine engines will increase costs and may reduce demand for the Company’s products.

The U.S. Environmental Protection Agency adopted emission regulations requiring certain gasoline sterndrive and inboard engines to be equipped with a catalyst exhaust monitoring and treatment system, with an effective date of January 1, 2010.  It is possible that environmental regulatory bodies may impose higher emissions standards in the future for marine engines.  Compliance with these standards would increase the cost to manufacture and the price to the customer for the Company’s engines, which could in turn reduce consumer demand for the Company’s marine products and potentially reduce operating margins. Any increase in the cost of marine engines, an increase in the retail price to consumers or unforeseen delays in compliance with environmental regulations affecting these products could have an adverse effect on the Company’s results of operations.

The Company’s common stock price may fluctuate due to a variety of factors.

  The violatility and price of the Company’s common stock may be affected by numerous factors, including changes to generally accepted accounting principles and financial reporting standards. Such developments could materially affect the Company’s financial results and the way that investors perceive the Company’s performance.

If the Company’s intellectual property protection is inadequate, others may be able to use its technologies and thereby reduce the Company’s ability to compete, which could have a material adverse effect on the Company, its financial condition and results of operations.

The Company regards much of the technology underlying its products as proprietary.  The steps the Company takes to protect its proprietary technology may be inadequate to prevent misappropriation of the Company’s technology, or third parties may independently develop similar technology.  The Company relies on a combination of patents, trademark, copyright and trade secret laws; employee and third-party non-disclosure agreements; and other contracts to establish and protect its technology and other intellectual property rights.  The agreements may be breached or terminated, the Company may not have adequate remedies for any such breach, and existing patent, trademark, copyright and trade secret laws afford it limited protection.  Policing unauthorized use of the Company’s intellectual property is difficult, particularly in many regions outside the United States.  A third party could copy or otherwise obtain and use the Company’s products or technology without authorization. Litigation may be necessary for the Company to defend against claims of infringement or to protect its intellectual property rights and could result in substantial cost.  Further, the Company might not prevail in such litigation, which could harm its business.

Some of the Company’s operations are conducted by joint ventures that it cannot operate solely for its benefit.

Some of the Company’s operations are carried on through jointly owned companies such as BAC, Tohatsu Marine Corporation or Cummins MerCruiser Diesel Marine LLC (CMD), Mercury Marine’s joint venture with Cummins Marine, a division of Cummins Inc.  With respect to these joint ventures, the Company shares ownership and management of these companies with one or more parties who may not have the same goals, strategies, priorities or resources as the Company.  These joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for the Company’s exclusive benefit.

Changes in currency exchange rates can adversely affect the Company’s results.

Because the Company derives a portion of its revenues from outside the United States (41 percent in 2010), the Company’s financial performance can be adversely affected when the U.S. dollar strengthens against other currencies.  The Company manufactures its products primarily in the United States and the costs of the Company’s products are generally denominated in U.S. dollars, although the increase in manufacturing and sourcing of products and materials outside the United States continues to be a strategic focus.  The Company sells a portion of these products in currencies other than the U.S. dollar. Consequently, a strong U.S. dollar can make the Company’s products less price-competitive relative to local products outside the United States.

Although the Company enters into currency exchange contracts to reduce its risk related to currency exchange fluctuations, it is impossible to hedge against all currency risk, especially over the long term, and changes in the relative values of currencies may occur from time to time and, in some instances, affect the Company’s results of operations.  The Company is also exposed to the risk that its counterparties to hedging contracts could default on their obligations, which may have an adverse effect on the Company.

A growing portion of the Company’s revenue may be derived from international sources, which exposes it to additional uncertainty.

Approximately 41 percent of the Company’s 2010 sales were derived from sources outside the United States, and the Company intends to continue to expand its international operations and customer base.  Sales outside the United States, especially in emerging markets, are subject to various risks including government embargoes or foreign trade restrictions, tariffs, fuel duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations and unexpected changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, as well as economic and social instability.  In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries.  If the Company continues to expand its business globally, its success will depend, in part, on the Company’s ability to anticipate and effectively manage these and other risks.  These and other factors may have a material impact on the Company’s international operations or its business as a whole.

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect the Company’s consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as the Company’s trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  In evaluating the potential for impairment of goodwill and trade names, the Company makes assumptions regarding future operating performance, business trends and market and economic conditions.  Such analyses further require the Company to make certain assumptions about sales, operating margins, growth rates and discount rates.  There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability.  Goodwill reviews are prepared using estimates of the fair value of reporting units based on market multiples of revenues and EBITDA (earnings before interest, taxes, depreciation and amortization) and on the estimated present value of future discounted cash flows.  The Company could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if it experiences disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the Company’s business or market capitalization declines.

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

If the future operating performance of the Company’s reporting units is not consistent with the Company’s assumptions, the Company could be required to record additional non-cash impairment charges.  Impairment charges could substantially affect the Company’s reported earnings in the periods of such charges.  In addition, impairment charges could indicate a reduction in business value which could limit the Company’s ability to obtain adequate financing in the future.  As of December 31, 2010, the Company had $270.7 million of goodwill related to the Life Fitness segment and $20.2 million of goodwill related to the Marine Engine segment.  As of December 31, 2010, the Company’s total goodwill represented approximately 11 percent of total assets.

Adverse weather conditions can have a negative effect on marine and retail bowling center revenues.

Weather conditions can have a significant effect on the Company’s operating and financial results, especially in the marine and retail bowling center businesses.  Sales of the Company’s marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand.  Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand.  Hurricanes and other storms can result in the disruption of the Company’s distribution channel. In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect patronage of the Company’s bowling centers and, therefore, revenues in the retail bowling center business. Additionally, in the event that climate change occurs, which could result in environmental changes including, but not limited to, severe weather, rising sea levels or reduced access to water, the Company’s business could be disrupted and negatively affected.

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

Catastrophic events, including natural and environmental disasters, could have a negative effect on the Company’s operations and financial results.

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

The Company’s operations are dependent upon the services of key individuals, the loss of whom could materially harm us.

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

The Company’s business operations could be negatively impacted by the failure of its information technology systems.

The Company’s global business operations are managed through a variety of information technology (IT) systems, some of which are legacy systems with a minimal level of support, which the Company plans to replace over a period of years.  If one of these legacy systems, or another of the Company’s key IT systems were to suffer a failure, or if the Company’s differing IT systems were unable to communicate effectively, this could result in missed or delayed sales, or lost opportunities for cost reduction or efficient cash management.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Brunswick’s headquarters are located in Lake Forest, Illinois. Brunswick has numerous manufacturing plants, distribution warehouses, bowling family entertainment centers, sales offices and product test sites around the world. Research and development facilities are primarily located at manufacturing sites.

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

The primary facilities used in Brunswick’s operations are in the following locations:

Marine Engine Segment:  Fresno, California; Old Lyme, Connecticut; Miramar, Panama City, Pompano Beach and St. Cloud, Florida; Atlanta, Georgia; Lowell, Michigan; Stillwater, Oklahoma; Brookfield and Fond du Lac, Wisconsin; Melbourne, Australia; Petit Rechain, Belgium; Toronto, Ontario, Canada; Suzhou, China; Kuala Lumpur, Malaysia; Juarez, Mexico; Auckland, New Zealand; Vila Nova de Cerveira, Portugal; and Singapore. The Fresno, California; Old Lyme, Connecticut; Miramar and Pompano Beach, Florida; Lowell, Michigan; Toronto, Ontario, Canada; Singapore; and Auckland, New Zealand facilities are leased. The remaining facilities are owned by Brunswick.

Boat Segment:  Edgewater, Merritt Island (Sykes Creek) and Palm Coast, Florida; Fort Wayne, Indiana; New York Mills, Minnesota; Lebanon, Missouri; New Bern, North Carolina; Vila Nova de Cerveira, Portugal; Knoxville and Vonore, Tennessee; Princeville, Quebec, Canada; Zhuhai, China; Reynosa, Mexico; and Kidderminster, United Kingdom. Brunswick owns all of these facilities.

Fitness Segment:  Franklin Park and Schiller Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and Kiskoros and Szekesfehervar, Hungary. The Schiller Park office and a portion of the Franklin Park facility are leased. The remaining facilities are owned by Brunswick or, in the case of the Kiskoros, Hungary facility, by a company in which Brunswick is the majority owner.

Bowling & Billiards Segment:  Lake Forest, Illinois; Muskegon, Michigan; Bristol, Wisconsin; Szekesfehervar, Hungary; Reynosa, Mexico; and 100 bowling recreation centers in the United States, Canada and Europe. The Reynosa manufacturing facility and 35 percent of BB&B’s bowling centers are leased. The remaining facilities are owned by Brunswick.

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

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $48 million to $84 million as of December 31, 2010. At December 31, 2010 and 2009, Brunswick had reserves for environmental liabilities of $48.5 million and $48.0 million, respectively. The Company recorded environmental provisions of $1.3 million and $2.4 million for the years ended December 31, 2010 and 2009, respectively.  There was no environmental provision for the year ended December 31, 2008.

Brunswick accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company’s environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

Asbestos Claims

Brunswick’s subsidiary, Old Orchard Industrial Corp., is a defendant in more than 2,500 lawsuits involving claims of asbestos exposure from products manufactured by Vapor Corporation (Vapor), a former subsidiary divested by the Company in 1990. The substantial majority of the asbestos suits involve numerous other defendants. The claims generally allege that Vapor sold products that contained components, such as gaskets, which included asbestos, and seek monetary damages. Neither Brunswick nor Vapor is alleged to have manufactured asbestos. Several thousand claims, including more than 6,000 in 2010, have been dismissed with no payment and no claim has gone to jury verdict. In a few cases, claims have been filed against other Brunswick entities alleging the sale of products with components that include asbestos.  A majority of these suits have been dismissed or settled for nominal amounts. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Brazilian Customs Dispute

In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $14 million related to the importation of Life Fitness products into Brazil. The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer’s suggested retail price of those goods in the United States. This assessment was dismissed during 2008. The Brazilian Customs Office appealed the ruling as a matter of course but, in July 2010, the Office terminated its appeal.

Item 4. (Removed and Reserved)

No matters were submitted to a vote of security holders during the fourth quarter of 2010.

Executive Officers of the Registrant

Brunswick’s Executive Officers are listed in the following table:

Officer	Present Position	Age

Dustan E. McCoy	Chairman and Chief Executive Officer	61
Peter B. Hamilton	Senior Vice President and Chief Financial Officer	64
Christopher E. Clawson	Vice President and President – Life Fitness	47
Kristin M. Coleman	Vice President, General Counsel and Secretary	42
Andrew E. Graves	Vice President and President – Brunswick Boat Group	51
Kevin S. Grodzki	Vice President and President – Mercury Marine Sales,	55
	Marketing and Commercial Operations
Warren N. Hardie	Vice President and President – Brunswick Bowling & Billiards	60
B. Russell Lockridge	Vice President and Chief Human Resources Officer	61
Alan L. Lowe	Vice President and Controller	59
John C. Pfeifer	Vice President, President – Brunswick Marine in EMEA and	45
	President – Brunswick Global Structure
Mark D. Schwabero	Vice President and President – Mercury Marine	58

There are no familial relationships among these officers. The term of office of all Executive Officers expires May 4, 2011. The Executive Officers are elected by the Board of Directors each year.

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

Christopher E. Clawson was named Vice President and President – Life Fitness in August of 2010. Prior to this appointment, Mr. Clawson served as Chief Executive Officer and President of Johnson Health Tech - North America, a fitness equipment designer and manufacturer.  Previously, Mr. Clawson had been with Life Fitness from 1994 to 2004, where he held a number of positions of increasing responsibility within the product and marketing arena, eventually serving as Vice President Sales and Marketing - Consumer.

Kristin M. Coleman was named Vice President, General Counsel and Secretary of Brunswick in May 2009. Prior to her appointment, she was Vice President and Associate General Counsel for Mead Johnson Nutrition Company, a producer of infant and children’s nutritional products. She had previously been with Brunswick Corporation from 2003 to 2008, serving in a number of positions of increasing responsibility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick’s common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 19 – Quarterly Data (unaudited) in the Notes to Consolidated Financial Statements. As of February 14, 2011, there were 12,031 shareholders of record of the Company’s common stock.

In October 2010 and October 2009, Brunswick announced its annual dividend on its common stock of $0.05 per share, payable in December 2010 and December 2009, respectively. Brunswick intends to continue to pay annual dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company’s shareholders.

In the second quarter of 2005, Brunswick’s Board of Directors authorized and announced a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of December 31, 2010, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception, with a remaining authorization of $240.4 million. The Company did not repurchase any shares during 2010, 2009 or 2008 as the plan has been suspended.

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

	2005	2006	2007	2008	2009	2010
Brunswick	100.00	79.75	43.67	10.83	32.90	48.67
S&P 500 Index	100.00	113.62	117.63	72.36	89.33	100.75
S&P 500 GICS Consumer Discretionary Index	100.00	117.23	100.45	65.57	89.66	114.35

The basis of comparison is a $100 investment at December 31, 2005, in each of: (i) Brunswick, (ii) the S&P 500 Index, and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel, and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Brunswick’s.

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2010, 2009 and 2008 have been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2007 and 2006 have been derived from the consolidated financial statements of the Company for the years that are not included herein.

(in millions, except per share data)	2010	2009	2008	2007	2006

Results of operations data
Net sales	$3,403.3	$2,776.1	$4,708.7	$5,671.2	$5,665.0
Operating earnings (loss) (A)	16.3	(570.5)	(611.6)	107.2	341.2
Earnings (loss) before interest, loss on early
extinguishment of debt and income taxes (A)	11.8	(588.7)	(584.7)	136.3	354.2
Earnings (loss) before income taxes (A)	(84.7)	(684.7)	(632.2)	92.7	309.7
Net earnings (loss) from continuing operations (A)	(110.6)	(586.2)	(788.1)	79.6	263.2

Discontinued operations:
Earnings (loss) from discontinued
operations, net of tax (B)	—	—	—	32.0	(129.3)

Net earnings (loss) (A) (B)	$(110.6)	$(586.2)	$(788.1)	$111.6	$133.9

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations (A)	$(1.25)	$(6.63)	$(8.93)	$0.88	$2.80
Discontinued operations:
Earnings (loss) from discontinued
operations, net of tax (B)	—	—	—	0.36	(1.38)

Net earnings (loss) (A) (B)	$(1.25)	$(6.63)	$(8.93)	$1.24	$1.42

Average shares used for computation of
basic earnings (loss) per share	88.7	88.4	88.3	89.8	94.0

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations (A)	$(1.25)	$(6.63)	$(8.93)	$0.88	$2.78
Discontinued operations:
Earnings (loss) from discontinued
operations, net of tax (B)	—	—	—	0.36	(1.37)

Net earnings (loss) (A) (B)	$(1.25)	$(6.63)	$(8.93)	$1.24	$1.41

Average shares used for computation of
diluted earnings per share	88.7	88.4	88.3	90.2	94.7

(A)
2010 results include $62.3 million of pretax trade name impairment charges and restructuring, exit and impairment charges. 2009 results include $172.5 million of pretax restructuring, exit and impairment charges. 2008 results include $688.4 million of pretax goodwill impairment charges, trade name impairment charges and restructuring, exit and impairment charges. 2007 results include $88.6 million of  pretax trade name impairment charges and restructuring, exit and impairment charges. 2006 results include $17.1 million of pretax restructuring, exit and impairment charges.

(B)	Earnings (loss) from discontinued operations in 2007 include net gains of $29.8 million related to the sales of the discontinued businesses. Earnings (loss) from discontinued operations in 2006 include $85.6 million of impairment charges ($73.9 million pretax) related to the Company’s announcement in December 2006 that proceeds from the sale of BNT were expected to be less than its book value.

(in millions, except per share and other data)	2010	2009	2008	2007	2006

Balance sheet data
Total assets of continuing operations	$2,678.0	$2,709.4	$3,223.9	$4,365.6	$4,312.0
Debt
Short-term	$2.2	$11.5	$3.2	$0.8	$0.7
Long-term	828.4	839.4	728.5	727.4	725.7
Total debt	830.6	850.9	731.7	728.2	726.4
Common shareholders’ equity (A) (B)	70.4	210.3	729.9	1,892.9	1,871.8

Total capitalization (A) (B)	$901.0	$1,061.2	$1,461.6	$2,621.1	$2,598.2

Cash flow data
Net cash provided by (used for)
operating activities of continuing operations	$205.4	$125.5	$(12.1)	$344.1	$351.0
Depreciation and amortization	129.3	157.3	177.2	180.1	167.3
Capital expenditures	57.2	33.3	102.0	207.7	205.1
Acquisitions of businesses	—	—	—	6.2	86.2
Investments	7.2	(6.2)	(20.0)	(4.1)	(6.1)
Stock repurchases	—	—	—	125.8	195.6
Cash dividends paid	4.4	4.4	4.4	52.6	55.0

Other data
Dividends declared per share	$0.05	$0.05	$0.05	$0.60	$0.60
Book value per share (A) (B)	0.79	2.38	8.27	20.99	19.76
Return on beginning shareholders’ equity (A) (B)	(52.6)%	(80.3)%	(41.6)%	6.0%	6.8%
Effective tax rate	(30.6)%	14.4%	(24.7)%	14.1%	15.0%
Debt-to-capitalization rate (A) (B)	92.2%	80.2%	50.1%	27.8%	28.0%
Number of employees	15,290	15,003	19,760	27,050	28,000
Number of shareholders of record	12,134	12,602	12,842	13,052	13,695
Common stock price (NYSE)
High	$22.62	$13.11	$19.28	$34.80	$42.30
Low	10.34	2.18	2.01	17.05	27.56
Close (last trading day)	18.74	12.71	4.21	17.05	31.90

(A)
Effective December 31, 2006, the Company adopted changes to the Compensation – Retirement Benefits topic of the ASC, which resulted in a $60.7 million decrease to Shareholders’ equity. The Company adopted changes to the Income Taxes topic of the ASC effective on January 1, 2007, which resulted in an $8.7 million decrease in the net liability for unrecognized tax benefits. This charge was accounted for as an increase to the January 1, 2007 opening retained earnings.

(B)
2010 results include $62.3 million of pretax trade name impairment charges and restructuring, exit and impairment charges. 2009 results include $172.5 million of pretax restructuring, exit and impairment charges. 2008 results include $688.4 million of pretax goodwill impairment charges, trade name impairment charges and restructuring, exit and impairment charges. 2007 results include $88.6 million of pretax trade name impairment charges and restructuring, exit and impairment charges. 2006 results include $17.1 million of pretax restructuring, exit and impairment charges.

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

Overview and Outlook

General

In 2010, Brunswick continued to operate in a difficult economy and marine industry, while positioning itself to take advantage of market opportunities as they evolve, and maintaining its strategic objective to solidify its leadership position in the marine, fitness and bowling and billiards industries, by:

•	Generating positive free cash flow;

•	Demonstrating outstanding operating leverage; and

•	Performing better than the markets in which it competes.

Actions taken in support of the Company’s strategic objectives in 2010 included:

Generating Positive Free Cash Flow:

•	Ended the year with $657.1 million of cash and marketable securities, compared with $527.4 million at the end of 2009;

•	Cash flows from operations totaled $205.4 million during 2010, supported by improved operating results and a federal tax refund of $109.5 million received during 2010; and

•	Selectively increased capital expenditures for profit-maintaining investments.

Demonstrating Outstanding Operating Leverage:

•
Reported operating earnings of $16.3 million in 2010 compared with operating losses of $570.5 million in 2009.  On a sales increase of 23 percent, the Company experienced operating leverage, defined as the change in Operating earnings (loss) divided by the change in Net sales, of 94 percent;

•
A significant component of the Company’s cost-reduction efforts has been a focus on reducing its manufacturing footprint by consolidating boat and engine production into fewer plants.  Since January 1, 2007, the Company has closed 17 of its boat manufacturing facilities and has announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant;

•	Reduced selling, general and administrative expenses by 12 percent; and

•	Reported restructuring, exit and impairment charges and trade name impairment charges of $62.3 million in 2010; down by $110.2 million when compared with 2009.

Performing Better than the Markets in Which it Competes:

•	Sales improved $627.2 million or 23 percent during 2010. Our Marine Engine, Boat and Fitness segments reported sales increases of 27 percent, 48 percent and 9 percent, respectively; and

•
The Company was able to increase sales at its marine segments by 31 percent.  This was largely due to increased wholesale shipments to boat builders and boat engine dealers as a result of inventory reduction actions taken in 2009.  In 2010, the Company has achieved its objective to more closely align the Company’s wholesale shipments with domestic retail demand.

Brunswick incurred financial losses in 2010 due to continued weakness in marine retail markets.  While the overall industry declined during 2010 compared with the already low retail unit sales levels of 2009, some boat categories, such as aluminum fishing and pontoons, began to show signs of stability.  Net sales in 2010 increased to $3,403.3 million from $2,776.1 million in 2009. The overall increase in sales was mainly due to the absence of the marine pipeline inventory reduction that occurred in 2009.  In 2009, the Company significantly reduced wholesale shipments to boat builders and dealers to levels below retail sales levels in order to reduce overall pipeline inventory.  As a result, net sales in 2010 have increased significantly as wholesale boat unit shipments in 2010 more closely matched boat retail sales levels; 2009 wholesale boat unit shipments were significantly lower than retail boat unit sales.  The Company expects the significant decline in marine retail demand experienced over the past several years will level out in 2011.  Additionally, the Company anticipates that the 2011 marine retail market for smaller boat categories will outperform larger boats.  The Company also realized an increase in net sales as a result of lower discounts required to facilitate boat sales during 2010 when compared with 2009. In 2010, the Company reported higher sales across its Marine Engine, Boat and Fitness segments, while experiencing a single-digit decline in its Bowling & Billiards segment.  International markets remained strong for the Company in 2010, as each segment reported increased international sales.

Operating earnings during 2010 were $16.3 million, with operating margins of 0.5 percent. Operating losses in 2009 were $570.5 million, with negative operating margins of 20.6 percent. The 2010 results included $62.3 million of restructuring, exit and impairment charges and trade name impairment charges, while the 2009 results included $172.5 million of restructuring, exit and impairment charges. Improved operating earnings during 2010 mainly resulted from higher overall engine and boat wholesale unit sales and lower discounts provided to facilitate retail boat sales, as discussed above, and improved fixed-cost absorption from increased production levels.  Additionally, operating earnings in 2010 benefited from lower restructuring, exit and impairment charges, reduced pension and bad debt expense and savings related to the consolidation of the Company’s marine manufacturing footprint into fewer facilities, as well as cost reductions from other successful initiatives.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market.  As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007, 2008, 2009 and 2010 in order to improve performance, better position the Company to address current market conditions, and achieve longer-term profit growth. These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2010, 2009 and 2008.

Total restructuring, exit and impairment charges recorded during 2010, 2009 and 2008 for each of the Company’s reportable segments are summarized below:

(in millions)	2010	2009	2008

Marine Engine	$13.6	$48.3	$32.4
Boat	44.9	107.8	98.7
Fitness	0.2	2.1	3.3
Bowling & Billiards	1.8	5.3	21.7
Corporate	0.7	9.0	21.2

Total	$61.2	$172.5	$177.3

See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.  The Company anticipates it will incur approximately $15 million of additional charges in 2011 related to known restructuring activities initiated in 2010 or 2009.

Goodwill and Trade Name Impairments

Brunswick assesses the impairment of goodwill and indefinite-lived intangible assets at least annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company did not record any goodwill or indefinite-lived intangible asset impairments during 2010 after completing its annual impairment test.  The Company may be required to take impairment charges in a future period if it experiences any significant adverse changes in its businesses. As of December 31, 2010, the carrying value of goodwill at the Company’s Fitness and Marine Engine segments was $270.7 million and $20.2 million, respectively. Based on current business projections, the Company does not believe it will incur an impairment loss on its Fitness or Marine Engine segments in future periods.  See Note 1 – Significant Accounting Policies for further discussion surrounding the Company’s methods and key assumptions used in its annual goodwill and indefinite-lived intangible asset impairment testing.

During the third quarter of 2008, Brunswick encountered a significant adverse change in the business climate. A weak U.S. economy, soft housing markets and the contraction of liquidity in global credit markets contributed to the continued reduction in demand for certain Brunswick products and, consequently, reduced wholesale shipments and production rates for those affected products. As a result of this reduced demand, along with lower-than-projected profits across certain Brunswick brands and lower commitments received from its dealer network in the third quarter, management revised its future cash flow expectations in the third quarter of 2008, which lowered the estimated fair value of certain businesses.

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

Outlook for 2011

Looking ahead to 2011, the Company expects that 2011 revenues will achieve modest growth when compared with 2010.  The Company expects the significant decline in marine retail demand over the past several years will level out during 2011.  Additionally, the Company anticipates that the 2011 marine retail market for smaller boat categories will outperform larger boats. The Company expects to continue matching its marine production and wholesale shipments to marine retail sales in 2011.  As a result, revenue growth in the Marine Engine and Boat segments will be largely dependent on marine retail demand, supplemented by the Company's focus on organic growth in its marine operations. The Company also expects the Fitness and Bowling & Billiards segments to experience a modest growth in revenues during 2011 when compared with 2010.

The Company expects to have positive earnings per share in 2011 resulting from increased revenues and the expected strong operating earnings leverage resulting from its transformed manufacturing footprint and cost structure.  The Company is also expecting net earnings in 2011 to benefit from previously announced marine plant consolidation activities, and lower restructuring, exit and impairment charges, net interest, depreciation and pension expenses.  A modest increase in the Company’s tax provision is expected to negatively impact net earnings in 2011.

Matters Affecting Comparability

The following events have occurred during 2010, 2009 and 2008, which the Company believes affect the comparability of the results of operations:

Goodwill impairment charges. In 2008, the Company incurred $377.2 million of goodwill impairment charges. This was a result of the continued reduction in demand for certain products, along with lower-than-projected profits across certain brands, which led management to revise its future cash flow expectations in the third quarter of 2008. The revised future cash flow expectations resulted in the Company lowering its estimate of the fair value of certain businesses and required the Company to take a $374.0 million pretax goodwill impairment charge during the third quarter of 2008. Additionally, the Company recorded impairments in the second quarter of 2008 related to the analyses performed on its Baja boat business and its Valley-Dynamo coin-operated commercial billiards business. There were no comparable charges recognized in 2010 or 2009. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

Trade name impairment charges. In 2008, the Company recorded $133.9 million of trade name impairment charges. In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its trade names. The analysis resulted in a pretax trade name impairment charge of $121.1 million during the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value. Additionally, the Company recorded impairments in the second quarter of 2008 related to analyses performed on its Bluewater Marine boat business (Bluewater Marine group), which previously manufactured the Sea Pro, Sea Boss, Palmetto and Laguna brands of fishing boats, and its Valley-Dynamo coin-operated commercial billiards business. There were no comparable charges in 2009. The Company recorded a $1.1 million trade name impairment charge during 2010 as a result of the Company’s divestiture of its Triton fiberglass boat business.  See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

Restructuring, exit and impairment charges. The Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During 2010, the Company recorded charges of $61.2 million related to these restructuring activities as compared with $172.5 million during 2009 and $177.3 million during 2008. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

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

Tax items. The Company recognized an income tax provision of $25.9 million during 2010, which generally relates to foreign and state jurisdictions where the Company is in a tax paying position.  In addition, the tax provision during 2010 includes a charge of $1.8 million, primarily related to the reassessment of unrecognized tax benefits.

During 2009, the Company recognized a tax benefit of $98.5 million on a Loss before income taxes of $684.7 million for an effective tax rate of 14.4 percent. In November 2009, legislation was enacted that allowed the Company to carryback its 2009 domestic tax losses up to five years. As a result, the Company reduced its tax valuation allowances by $109.5 million during 2009 related to anticipated tax refunds, which were received during the first quarter of 2010. Additionally, when maintaining a deferred tax asset valuation allowance in periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance, as a result of Other comprehensive income, was a $29.9 million income tax benefit during 2009. The Company also filed its 2008 federal income tax return in the third quarter of 2009, which generated an additional $10.3 million income tax benefit in 2009. Partially offsetting these tax benefits was the recording of a $36.6 million tax valuation allowance in the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.

During 2008, the Company recognized a tax provision of $155.9 million on a Loss before income taxes of $632.2 million for an effective tax rate of (24.7) percent. Typically, the Company would recognize a tax benefit on operating losses; however, due to the uncertainty of the realization of certain net deferred tax assets, a provision of $338.3 million was recognized to increase the deferred tax asset valuation allowance. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Interest expense and loss on early extinguishment of debt. The Company recorded interest expense of $94.4 million, $86.1 million and $54.2 million during 2010, 2009 and 2008, respectively.  Interest expense increased $8.3 million in 2010 compared with 2009, predominantly as a result of higher average outstanding debt levels in 2010 and increased borrowing rates resulting from debt refinancing activities in the third quarter of 2009.  Interest expense increased $31.9 million in 2009 compared with 2008, primarily as a result of higher interest rates combined with higher average outstanding debt levels. In August 2009, the Company issued $350 million of notes due in 2016 to fund the retirement of $150 million of notes due in 2011 and a portion of notes due in 2013, as described in Note 14 – Debt in the Notes to Consolidated Financial Statements.

The Company also recorded a Loss on early extinguishment of debt in 2010 and 2009 of $5.7 million and $13.1 million, respectively. The losses on the early extinguishment of debt reflect premiums paid to retire $36.2 million and $96.6 million of its 11.75 percent Senior notes due 2013 in 2010 and 2009, respectively.  There was no comparable charge in 2008.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008:

						2010 vs. 2009			2009 vs. 2008
						Increase/(Decrease)			Increase/(Decrease)
(in millions, except per share data)	2010	2009		2008		$	%		$	%

Net sales	$3,403.3	$2,776.1		$4,708.7		$627.2	22.6%		$(1,932.6)	(41.0	) %
Gross margin (A)	720.0	315.6		867.4		404.4	NM		(551.8)	(63.6	) %
Goodwill impairment charges	—	—		377.2		—	—%		(377.2)	NM
Trade name impairment charges	1.1	—		133.9		1.1	NM		(133.9)	NM
Restructuring, exit and impairment charges	61.2	172.5		177.3		(111.3)	(64.5	) %	(4.8)	(2.7	) %
Operating earnings (loss)	16.3	(570.5)		(611.6)		586.8	NM		41.1	6.7%
Net loss	(110.6)	(586.2)		(788.1)		(475.6)	(81.1	) %	(201.9)	(25.6	) %

Diluted loss per share	$(1.25)	$(6.63)		$(8.93)		$(5.38)	NM		$(2.30)	NM

Expressed as a percentage of Net sales
Gross margin	21.2%	11.4%		18.4%			980 bpts			(700) bpts
Selling, general and administrative expense	16.1%	22.5%		14.2%			(640) bpts			830 bpts
Research & development expense	2.7%	3.2%		2.6%			(50) bpts			60 bpts
Goodwill impairment charges	—%	—%		8.0%			NM			(800) bpts
Trade name impairment charges	—%	—%		2.8%			NM			(280) bpts
Restructuring, exit and impairment charges	1.8%	6.2%		3.8%			(440) bpts			240 bpts
Operating margin	0.5%	(20.6	) %	(13.0	) %		NM			(760) bpts
__________
bpts = basis points
NM = not meaningful

(A)       Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

2010 vs. 2009

In 2009, the Company’s Boat and Marine Engine segments executed an inventory pipeline correction which required production levels in our marine businesses to be at levels below actual retail demand.  The Company did not experience such a correction in 2010, nor did it offer the same levels of discounts to facilitate boat sales.  As a result, the increase in 2010 net sales was mainly due to greater wholesale shipments resulting from the absence of a marine pipeline inventory correction, as well as reduced discounts.  The Company’s Fitness segment also experienced higher sales volumes as global commercial and consumer customers in international markets increased purchases of new equipment.  Net sales in the Bowling & Billiards segment decreased by approximately 4 percent when compared with 2009, as customers across the Bowling & Billiards businesses reduced spending.  International sales for the Company increased 20 percent when compared with 2009.  Increases in international sales were realized by each of the Company’s segments.

The increase in gross margin percentage in 2010 compared with 2009 was mainly due to lower discounts required to facilitate retail boat sales, higher fixed-cost absorption and greater efficiencies resulting from increased production rates required by greater wholesale demand in the marine businesses, as well as lower pension expense and the realization of successful cost-reduction efforts.

Selling, general and administrative expense decreased by $75.7 million to $549.4 million in 2010. The decrease was mainly a result of reduced pension and bad debt expense and successful cost-reduction efforts.

   During 2010, the Company incurred trade name impairment charges of $1.1 million related to the divestiture of the Company’s Triton fiberglass boat brand.  The Company did not incur impairment charges related to its trade names in 2009.  See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

During 2010, the Company continued its restructuring activities by disposing of non-strategic assets, consolidating manufacturing operations and reducing the Company’s global workforce.  During the second quarter of 2010, the Company finalized plans to divest its Triton fiberglass boat brand and completed an asset sale transaction in the third quarter of 2010.  The Company also began to consolidate its Cabo Yachts production into its Hatteras facility in New Bern, North Carolina.  The Company further recorded impairment charges for its Ashland City, Tennessee, facility in connection with the divestiture of its Triton fiberglass boat brand.  In the fourth quarter of 2010, the Company recognized exit charges related to the closure of a marine electronics business.  See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The improvement in operating earnings (loss) was mainly due to the factors discussed above.

Equity loss decreased $12.7 million to a loss of $3.0 million in 2010, from a loss of $15.7 million in 2009. The decrease in equity loss primarily resulted from improved financial results of the Company’s marine joint ventures.

Interest expense increased $8.3 million to $94.4 million in 2010 compared with 2009, predominantly as a result of higher average outstanding debt levels in 2010 and increased borrowing rates resulting from debt refinancing activities in the third quarter of 2009.  The Company also realized a $5.7 million loss on the early extinguishment of debt during 2010 as it paid a premium to retire $36.2 million of its 11.75 percent Senior notes due 2013.  The loss on early extinguishment of debt during 2009 totaled $13.1 million.

The Company recognized an income tax provision of $25.9 million during 2010, which generally relates to foreign and state jurisdictions where the Company is in a tax paying position.  In addition, the tax provision during 2010 includes a charge of $1.8 million, primarily related to the reassessment of unrecognized tax benefits.

During 2009, the Company recognized a tax benefit of $98.5 million on losses before income taxes of $684.7 million for an effective tax rate of 14.4 percent. In November 2009, legislation was enacted that allowed the Company to carryback its 2009 domestic tax losses up to five years. As a result, the Company reduced its need for tax valuation allowances by $109.5 million during 2009 related to anticipated tax refunds, which were received during the first quarter of 2010. Additionally, when maintaining a deferred tax asset valuation allowance in periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance, as a result of Other comprehensive income, was a $29.9 million income tax benefit during 2009. The Company also filed its 2008 federal income tax return in the third quarter of 2009, which generated an additional $10.3 million income tax benefit in 2009. Partially offsetting these tax benefits was the recording of a $36.6 million tax valuation allowance in the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.

Net loss and Diluted loss per common share improved in 2010 when compared with 2009 due to all the factors discussed above.

Weighted average common shares outstanding used to calculate Diluted loss per common share increased to 88.7 million in 2010 from 88.4 million in 2009. No shares were repurchased during 2010 or 2009.

2009 vs. 2008

The decrease in net sales was primarily due to reduced global demand for the Company’s products and services across all segments compared with 2008, most notably in the marine industry.  The continued uncertainty in the global economy and increased credit constraints limited the Company’s retail activity and other customers’ purchasing power and curtailed both retail and wholesale activity. As a result of the prolonged decline in marine retail demand and tighter credit markets, a number of the Company’s dealers filed for bankruptcy or voluntarily ceased operations. As a result, the Company repurchased Company product from finance companies under contractual repurchase obligations and resold the repurchased inventory to stronger dealers. The decline in the Marine Engine segment’s net sales was less severe than the percentage reduction in the Boat segment’s net sales for the year due to continued customer purchases in 2009 from the Marine Engine segment’s marine service, parts and accessories businesses.  Net sales in the Fitness and Bowling & Billiards segments also declined during the year as operators in these industries experienced reduced access to capital and remained cautious about making capital purchases.

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

During 2009, the Company continued its restructuring activities, which included reducing the Company’s global workforce, consolidating manufacturing operations and disposing of non-strategic assets.  During the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, which produces the Company’s outboard engines.  This plant consolidation effort is expected to continue through 2011.  In connection with this action, the Company’s hourly union workforce in Fond du Lac ratified a new collective bargaining agreement in August 2009, which resulted in net restructuring charges as a result of changes to employees’ current and postretirement benefits.  The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009 and began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009, including the previously mothballed plant in Navassa, North Carolina. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

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

During 2009, the Company recognized a tax benefit of $98.5 million on operating losses of $684.7 million for an effective tax rate of 14.4 percent. In November 2009, unemployment benefit legislation was signed into law which included provisions allowing the Company to carryback its 2009 domestic tax losses up to five years. As a result, the Company reduced its need for tax valuation allowances by $109.5 million during 2009 related to tax refunds, which were received during the first quarter of 2010. Additionally, when maintaining a deferred tax asset valuation allowance in periods in which there is a pretax operating loss and pretax income in Other comprehensive income, the pretax income in Other comprehensive income is considered a source of income and reduces a corresponding portion of the valuation allowance. The reduction in the valuation allowance, as a result of Other comprehensive income, was a $29.9 million income tax benefit during 2009. The Company also filed its 2008 federal income tax return in the third quarter of 2009, which generated a $10.3 million income tax benefit in 2009. Partially offsetting these tax benefits was the recording of a $36.6 million tax valuation allowance in the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.

During 2008, the Company recognized a tax provision of $155.9 million on operating losses of $632.2 million for an effective tax rate of (24.7) percent. Typically, the Company would recognize a tax benefit on operating losses; however, due to the uncertainty of the realization of certain net deferred tax assets, a provision of $338.3 million was recognized to increase the deferred tax asset valuation allowance. See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Net loss and Diluted loss per share were lower in 2009 when compared with 2008 primarily due to all the factors discussed above.

Weighted average common shares outstanding used to calculate Diluted loss per share increased to 88.4 million in 2009 from 88.3 million in 2008. No shares were repurchased during 2009 or 2008.

Segments

The Company operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards.  Refer to Note 5 – Segment Information in the Notes to Consolidated Financial Statements for details on the operations of these segments.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2010, 2009 and 2008:

					2010 vs. 2009			2009 vs. 2008
					Increase/(Decrease)			Increase/(Decrease)
(in millions)	2010	2009		2008	$	%		$	%

Net sales	$1,807.4	$1,425.0		$2,207.6	$382.4	26.8%		$(782.6)	(35.5	) %
Trade name impairment charges	—	—		4.5	—	—%		(4.5)	NM
Restructuring, exit and
impairment charges	13.6	48.3		32.4	(34.7)	(71.8	) %	15.9	49.1%
Operating earnings (loss)	147.3	(131.2)		69.9	278.5	NM		(201.1)	NM
Operating margin	8.1%	(9.2	) %	3.2%		NM			NM
Capital expenditures	$30.8	$12.3		$23.5	$18.5	NM		$(11.2)	(47.7	) %
__________

NM = not meaningful

2010 vs. 2009

Net sales recorded by the Marine Engine segment increased by 26.8 percent to $1,807.4 million in 2010 when compared with 2009.  The increase was mainly due to greater wholesale shipments that were required to meet customer demand across all of the segment’s operations.  The greatest rate of growth was experienced in sterndrive engines.  The domestic marine service, parts and accessories business, which represented 26 percent of the segment’s sales in 2010, increased by 8 percent.  International sales, representing 44 percent of the segment’s sales during 2010, experienced a 22 percent increase when compared with 2009.

Restructuring, exit and impairment charges recognized during 2010 and 2009 were chiefly related to restructuring activities associated with the Company’s consolidation of its engine production as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements.

Marine Engine segment operating earnings of $147.3 million increased by $278.5 million compared with 2009 performance as a result of higher sales volumes, lower bad debt expense, lower restructuring, exit and impairment charges, lower pension expense, fixed-cost savings from successful cost reduction efforts and improved fixed-cost absorption on higher production.

Capital expenditures in 2010 were generally related to tooling, plant consolidation activities and profit-maintaining investments.  Capital expenditures in 2009 were primarily related to profit-maintaining investments.

2009 vs. 2008

Net sales recorded by the Marine Engine segment decreased compared with 2008, primarily due to the continued reduction in global marine retail demand and the corresponding decline in wholesale shipments. Despite the poor economic climate, sales in the segment’s domestic marine service, parts and accessories businesses, which represented 31 percent of the total segment sales for 2009, only experienced a single-digit percentage decline in sales when compared with 2008.

As a result of its impairment analysis of goodwill and trade names, Brunswick incurred trade name charges within the Marine Engine segment during 2008. There were no comparable charges in 2009. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

During 2009, the Marine Engine segment recognized restructuring, exit and impairment charges primarily related to severance charges and other restructuring activities initiated in 2009 and 2008.  These charges increased by $15.9 million compared to 2008 primarily due to additional restructuring initiatives, including the announcement of the consolidation of marine sterndrive engine production in Fond du Lac, Wisconsin. The restructuring, exit and impairment charges recognized during 2008 were primarily related to severance charges and other restructuring activities initiated in 2008 and included $19.3 million of gains recognized on the sales of non-strategic assets. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

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

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2010, 2009 and 2008:

							2010 vs. 2009			2009 vs. 2008
							Increase/(Decrease)			Increase/(Decrease)
(in millions)	2010		2009		2008		$	%		$	%

Net sales	$913.0		$615.7		$1,719.5		$297.3	48.3%		$(1,103.8)	(64.2	) %
Goodwill impairment charges	—		—		362.8		—	—%		(362.8)	NM
Trade name impairment charges	1.1		—		120.9		1.1	NM		(120.9)	NM
Restructuring, exit and impairment charges	44.9		107.8		98.7		(62.9)	(58.3)%		9.1	9.2%
Operating loss	(145.9)		(398.5)		(655.3)		(252.6)	(63.4	) %	(256.8)	(39.2	) %
Operating margin	(16.0	) %	(64.7	) %	(38.1	) %		NM			NM
Capital expenditures	$17.2		$15.5		$40.8		$1.7	11.0%		$(25.3)	(62.0	) %
__________

NM = not meaningful

2010 vs. 2009

The increase in Boat segment net sales was largely the result of the absence of a pipeline inventory correction in 2010.  In 2009, the Company significantly reduced wholesale shipments to boat dealers below retail sales levels in order to reduce overall pipeline inventory.  As a result, net sales in 2010 have increased significantly as wholesale sales volumes are more closely aligned with retail sales levels.  The Boat segment also reduced retail incentives during 2010 when compared with 2009.  International sales, which represented 37 percent of the segment’s sales during 2010, experienced a 29 percent increase in 2010 when compared with 2009.

The Boat segment recorded a trade name impairment charge of $1.1 million in 2010 associated with the divestiture of its Triton fiberglass boat brand.  No trade name impairment charges were recorded in 2009.

The restructuring, exit and impairment charges recognized during 2010 decreased when compared with 2009 mainly due to lower definite-lived asset impairment charges in 2010.  During 2010, the Boat segment recognized restructuring, exit and impairment charges associated with the Company’s decisions to sell its Triton fiberglass boat brand and to move its Cabo Yachts production from Adelanto, California to its existing Hatteras facility in New Bern, North Carolina.  Charges recognized in 2010 and 2009 also related to additional costs associated with consolidation of the Company’s manufacturing footprint, costs for termination benefits and other restructuring activities initiated in 2010, 2009 and 2008. Refer to Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further discussion.

The Boat segment’s operating loss decreased from 2009 mainly as a result of higher sales volumes, reduced retail incentive programs, lower restructuring, exit and impairment charges, higher fixed-cost absorption and successful cost reduction initiatives.

Capital expenditures in 2010 and 2009 were largely related to tooling costs for the production of new models and profit-maintaining investments.

2009 vs. 2008

The decrease in Boat segment net sales was largely the result of the continued reduction in marine retail demand in global markets and lower shipments to dealers in an effort to achieve appropriate levels of pipeline inventories, as well as higher dealer incentive programs and sales discounts. Weak retail market conditions, paired with the Company’s objective of protecting its dealer network by selling fewer units at wholesale than were being sold by the dealers at retail, resulted in approximately 50 percent fewer unit sales when compared to 2008.

No goodwill and trade name impairment charges were recognized in 2009.  This compares to the goodwill and trade name impairment charges in 2008, which were primarily the result of its impairment analysis performed during the third quarter of 2008. See Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

The restructuring, exit and impairment charges recognized during 2009 were primarily related to asset impairments, additional programs to realign the Company’s boat manufacturing footprint and other restructuring activities initiated in both 2008 and 2009. Asset impairments recorded in 2009 primarily related to writing down the carrying value of several previously closed boat production facilities to their fair value as these properties were marketed for sale, the largest of which related to the previously mothballed plants in Navassa and Swansboro, North Carolina, and the Riverview plant in Knoxville, Tennessee. The Company also recorded impairments during 2009 on tooling, its Cape Canaveral, Florida property and on a marina in St. Petersburg, Florida to record these assets at their fair value. Refer to Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further discussion.

The Boat segment’s operating loss decreased from 2008 primarily due to the absence of goodwill and trade name impairment charges that were taken in 2008, as well as savings from successful cost-reduction initiatives.  This decrease was partially offset by a decrease in sales volume, lower fixed-cost absorption, higher dealer incentive programs and sales discounts, the absence of variable compensation and defined contribution accruals in 2008, and increased restructuring, exit and impairment charges.

Capital expenditures in 2009 were largely attributable to tooling costs for the production of new models and profit maintaining capital. Capital spending was lower during 2009 as a result of discretionary capital spending constraints and a smaller manufacturing footprint.

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2010, 2009 and 2008:

				2010 vs. 2009			2009 vs. 2008
				Increase/(Decrease)			Increase/(Decrease)
(in millions)	2010	2009	2008	$	%		$	%

Net sales	$541.9	$496.8	$639.5	$45.1	9.1%		$(142.7)	(22.3	) %
Restructuring, exit and
impairment charges	0.2	2.1	3.3	(1.9)	(90.5	) %	(1.2)	(36.4	) %
Operating earnings	59.6	33.5	52.2	26.1	77.9%		(18.7)	(35.8	) %
Operating margin	11.0%	6.7%	8.2%		430 bpts			(150) bpts
Capital expenditures	$3.7	$2.2	$4.5	$1.5	68.2%		$(2.3)	(51.1	) %
__________

bpts = basis points
NM = not meaningful

2010 vs. 2009

Fitness segment net sales increased in 2010 when compared to 2009 primarily due to increased purchases of new equipment by global commercial customers and consumer customers in international markets.  International sales, representing 52 percent of the Fitness segment’s sales during 2010, experienced a 13 percent increase when compared with 2009.

The Fitness segment’s operating earnings were positively affected in 2010 by higher sales, favorable product and customer mix, lower material costs, higher fixed-cost absorption and lower restructuring, exit and impairment charges.

Capital expenditures in 2010 and 2009 were primarily limited to profit-maintaining investments.

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

The restructuring, exit and impairment charges recognized during 2009 were primarily related to employee severance and other benefits charges. Restructuring, exit and impairment charges recorded during 2008 included asset write-downs and employee severance and other benefits charges. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

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

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2010, 2009 and 2008:

				2010 vs. 2009			2009 vs. 2008
				Increase/(Decrease)			Increase/(Decrease)
(in millions)	2010	2009	2008	$	%		$	%

Net sales	$323.3	$337.0	$448.3	$(13.7)	(4.1	) %	$(111.3)	(24.8	) %
Goodwill impairment charges	—	—	14.4	—	—%		(14.4)	NM
Trade name impairment charges	—	—	8.5	—	—%		(8.5)	NM
Restructuring, exit and
impairment charges	1.8	5.3	21.7	(3.5)	(66.0	) %	(16.4)	(75.6	) %
Operating earnings (loss)	12.5	3.1	(12.7)	9.4	NM		15.8	NM
Operating margin	3.9%	0.9%	(2.8)%		300 bpts			370 bpts
Capital expenditures	$4.9	$3.3	$26.9	$1.6	48.5%		$(23.6)	(87.7	) %
__________

bpts = basis points
NM = not meaningful

2010 vs. 2009

Net sales decreased in 2010 when compared with 2009 mainly due to lower bowling retail equivalent-center sales and reduced billiards business volumes.  The bowling products business remained relatively flat in 2010 when compared with 2009.  International sales, representing 23 percent of the segment’s sales during 2010, experienced a one percent increase when compared with 2009.

Restructuring, exit and impairment charges decreased in 2010 when compared with 2009 primarily as a result of the completion of the sale of the Company’s Valley-Dynamo coin-operated commercial billiards business in 2009. The Company incurred approximately $4 million of exit costs related to the sale of the Valley-Dynamo business in 2009.

Operating earnings improved by $9.4 million during 2010 as a result of lower pension expense, incremental savings from successful cost-reduction efforts, lower restructuring, exit and impairment charges and lower bad debt expense, partially offset by lower bowling retail equivalent-center sales volumes and other definite-lived asset impairments recorded during 2010.

Capital expenditures in 2010 and 2009 were related to profit-maintaining investments for existing bowling retail centers.

2009 vs. 2008

Bowling & Billiards segment net sales were down from prior year levels primarily as a result of lower sales from its Bowling Products business as new center developments and upgrades to existing centers were delayed by proprietors due to weak economic conditions and reduced access to capital.  Bowling retail sales were also reduced during the year due to the loss of sales from divested centers and lower sales from existing centers.  Equivalent bowling center sales decreased in mid-single digit percentages.  Net sales were also reduced due to the sale of the Valley-Dynamo business in early 2009.

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

Corporate

The following table sets forth charges for restructuring activities undertaken at Corporate for the years ended December 31, 2010, 2009 and 2008:

				2010 vs. 2009		2009 vs. 2008
				Increase/(Decrease)		Increase/(Decrease)
(in millions)	2010	2009	2008	$ %		$ %

Restructuring, exit and impairment charges	$0.7	$9.0	$21.2	$(8.3)	(92.2)%	$(12.2)	(57.5)%
__________

NM = not meaningful

The restructuring, exit and impairment charges recognized during 2010, 2009 and 2008 were related to write-downs and disposals of non-strategic assets and severance charges. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2010, 2009 and 2008:

(in millions)	2010	2009	2008

Net cash provided by (used for) operating activities	$205.4	$125.5	$(12.1)
Net cash provided by (used for):
Capital expenditures	(57.2)	(33.3)	(102.0)
Proceeds from investment sales	—	—	45.5
Proceeds from the sale of property, plant and equipment	6.7	13.0	28.3
Other, net	8.3	1.8	17.2
Free cash flow (A)	$163.2	$107.0	$(23.1)

(A)
The Company defines Free cash flow as cash flow from operating and investing activities (excluding cash provided by (used for) acquisitions, investments, and purchases or sales of marketable securities). Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2010 Cash Flow

In 2010, net cash provided by operating activities totaled $205.4 million.  The most significant source of cash provided by operating activities resulted from income tax refunds of $113.6 million, which included a $109.5 million refund received as a result of legislation enacted in November 2009 that allowed the Company to carryback its 2009 federal tax losses up to five years.  Total taxes paid in 2010 were $21.1 million, which resulted in net income tax refunds of $92.5 million for the period.  Cash provided by operating activities also benefited from the Company’s net loss adjusted for non-cash expenses and changes in certain current assets and current liabilities.  Accrued expenses increased during 2010 mainly due to increases in the Company’s warranty obligations and dealer rebate accruals as a result of higher sales.  Accounts payable increased as a result of increased capital spending, production and related spending activity in the Company’s Marine Engine and Boat segments.  Net inventories increased during the year due mostly to increased demand in the Marine Engine and Fitness segments.

Net cash used for investing activities in 2010 totaled $155.2 million, which included purchases of marketable securities of $105.8 million in the fourth quarter to expand the Company’s cash investment program to include marketable securities with a maturity beyond 90 days.  The new program is designed to increase earnings on a portion of the Company’s cash reserves.  The investments include high-grade corporate commercial paper and government securities with maturities of two years or less.  See Note 8 - Investments in the Notes to the Consolidated Financial Statements for further discussion.  The Company spent $57.2 million for capital expenditures and has continued to limit its capital spending by focusing on high priority, profit-maintaining investments and investments required to reduce operating costs or for new product introductions. The Company also invested $7.2 million in equity investments, the majority of which related to an existing marine engine joint venture, partially offset by a return of a portion of the Company’s investment in its Brunswick Acceptance Company, LLC joint venture.  Partially offsetting these expenditures were $6.7 million of proceeds received during the year from the sale of property, plant and equipment in the normal course of business.  The Company also received $8.3 million of cash from other investing activities, mainly related to the sale of a marina operation in China.

Cash used for financing activities was $25.4 million in 2010.  Financing activities included long-term debt repayments of $38.2 million, premiums paid to retire long-term debt of $5.6 million, short-term debt payments of $8.6 million and dividends of $4.4 million.  Partially offsetting were $30.0 million in proceeds received from the Fond du Lac County Economic Development Council in the form of partially forgivable debt, which the Company received in connection with the consolidation of its Marine Engine segment’s domestic engine production facilities in Fond du Lac, Wisconsin, as discussed in Note 14 - Debt.

2009 Cash Flow

In 2009, net cash provided by operating activities totaled $125.5 million.  The most significant source of cash provided by operating activities was from a reduction in certain current assets and current liabilities of $400.8 million.  Inventory balances decreased primarily due to decreased production and procurement across the Company, especially in the Marine Engine and Boat segments, which produced less inventory than was sold at wholesale.  Decreases in accounts receivable of $159.9 million resulted from lower sales and continued collection activities of outstanding receivables.  Accrued expenses and accounts payable decreased primarily as a result of the reduced level of the Company’s business activities in 2009 compared with 2008.  The Company also received net tax refunds of $90.6 million during the year, primarily related to its 2008 taxable losses.  Partially offsetting these factors were the Company’s net loss from operations adjusted for non-cash charges and the Company’s repurchase of $84.2 million of accounts receivable from Brunswick Acceptance Company, LLC in May 2009, as part of its asset-based lending facility (Mercury Receivable ABL Facility).  See Note 9 – Financial Services and Note 14 – Debt in the Notes to Consolidated Financial Statements for more details on the Company’s sale of accounts receivable program and Mercury Receivables ABL Facility, respectively.

In 2009, net cash used for investing activities totaled $12.3 million, which included capital expenditures of $33.3 million.  The Company significantly reduced its capital spending from 2008 by focusing on non-discretionary, profit-maintaining investments and investments required for the introduction of new products. Cash provided from investments primarily represented a return on the Company’s investment in its Brunswick Acceptance Company, LLC joint venture.  The Company also received $13.0 million of proceeds during the year from the sale of property, plant and equipment in the normal course of business.

Cash flows from financing activities provided net cash of $95.9 million in 2009.  The cash inflow was primarily the result of issuing $350.0 million of notes due in 2016 to pay down substantially all of the Company’s notes due in 2011 and a portion of notes due in 2013.  The Company received net proceeds of $353.7 million during 2009 primarily from the issuance of the 2016 notes and another $20.0 million from the Fond du Lac County Economic Development Council in the form of partially forgivable debt associated with the Company’s efforts to consolidate its Marine Engine segment’s engine production facilities in its Fond du Lac, Wisconsin plant. As discussed above, the Company made payments on its long-term debt in 2009 of $247.9 million, primarily related to the retirement of 2011 and 2013 notes, and also paid a premium of $13.2 million to repurchase a portion of the Company’s outstanding 2013 notes. See Note 14 – Debt in the Notes to Consolidated Financial Statements for further discussion.

2008 Cash Flow

In 2008, net cash used for operating activities totaled $12.1 million.  The primary driver of the cash used for operating activities was from an increase in certain current assets and current liabilities of $132.3 million.  The 2008 increase in certain current assets and current liabilities was primarily the result of reductions in the Company’s accounts payable and accrued expenses relating to the reduced level of production activity, largely in the Marine Engine and Boat segments, and lower accrued discounts. These declines were partially offset by lower inventories and lower trade receivables, which were driven by reduced demand for the Company’s marine products.  Partially offsetting the changes in certain current assets and current liabilities were the Company’s operating results, which provided cash during 2008 after adjusting the net loss on operations for non-cash charges such as goodwill, trade name and other long-lived asset impairments, charges associated with recording additional tax valuation allowances and adding back depreciation and amortization.

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

Liquidity and Capital Resources

The Company views its highly liquid assets for the years ended December 31, 2010 and 2009 as:

(in millions)	2010	2009

Cash and cash equivalents	$551.4	$526.6
Short-term investments in marketable securities	84.7	0.8
Long-term investments in marketable securities	21.0	—
Total cash, cash equivalents and marketable securities	$657.1	$527.4

The following table sets forth an analysis of net debt for the years ended December 31, 2010 and 2009:

(in millions)	2010	2009

Short-term debt, including current maturities of long-term debt	$2.2	$11.5
Long-term debt	828.4	839.4
Total debt	830.6	850.9
Less: Cash, cash equivalents and marketable securities	657.1	527.4
Net debt (A)	$173.5	$323.5

(A)
The Company defines Net debt as Short-term and long-term Debt, less Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities, as presented in the Consolidated Balance Sheets. Net debt is not intended as an alternative measure to debt, as determined in accordance with GAAP in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Net debt” is also useful to investors because it is an indication of the Company’s ability to repay its outstanding debt using its current cash, cash equivalents and marketable securities.

The following table sets forth an analysis of total liquidity for the years ended December 31, 2010 and 2009:

(in millions)	2010	2009

Cash, cash equivalents and marketable securities	$657.1	$527.4
Amounts available under its asset-based lending facilities (B)	162.1	88.5
Total liquidity (A)	$819.2	$615.9

(A)
The Company defines Total liquidity as Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities as presented in the Consolidated Balance Sheets, plus amounts available under its asset-based lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities as determined in accordance with GAAP in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of the Company’s available highly liquid assets and immediate sources of financing.

(B)
Represents the sum of (1) $129.8 million and $106.3 million, as of December 31, 2010 and 2009, respectively, of unused borrowing capacity under the Company’s Revolving Credit Facility discussed below, reduced by the $60.0 million minimum availability requirement, as of December 31, 2009, and (2) the available borrowing capacity of $32.3 million and $42.2 million, as of December 31, 2010 and December 31, 2009, respectively, under the Company’s Mercury Receivables ABL Facility as discussed below.

Cash, cash equivalents and marketable securities totaled $657.1 million as of December 31, 2010, an increase of $129.7 million from $527.4 million as of December 31, 2009. Total debt as of December 31, 2010 and December 31, 2009, was $830.6 million and $850.9 million, respectively. As a result, the Company’s Net debt was reduced $150.0 million in 2010 to $173.5 million from $323.5 million in 2009. Brunswick’s debt-to-capitalization ratio increased to 92.2 percent as of December 31, 2010, from 80.2 percent as of December 31, 2009, mainly related to the effect of 2010 losses on shareholders’ equity, partially offset by lower debt levels.

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 9 – Financial Services. The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million that are secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25 percent; provided, however, that the one-month LIBOR rate shall not be less than 1.0 percent. Borrowings under the Mercury Receivables ABL Facility can be adjusted to $120.0 million to accommodate seasonal increases in accounts receivable from May to August. Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85 percent advance rate. The Company was also able to borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009, which declined ratably each month through November 2010. Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain amounts, pledged as collateral against the Mercury Receivables ABL Facility. The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage ratio covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 9 – Financial Services. The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million. At December 31, 2010 and December 31, 2009 the Company had no borrowings under this facility.  The amount of borrowing capacity available under this facility at December 31, 2010 and December 31, 2009 was $32.3 million and $42.2 million, respectively.

 The Company has a $400.0 million secured, asset-based revolving credit facility (Revolving Credit Facility) in place with a group of banks through May 2012, as described in Note 14 – Debt in the Notes to Consolidated Financial Statements. There were no loan borrowings under the Revolving Credit Facility in 2010 or 2009. The Company has the ability to issue up to $150.0 million in letters of credit under the Revolving Credit Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the Revolving Credit Facility.

The Company may borrow amounts under the Revolving Credit Facility equal to the value of the borrowing base, which consists of certain accounts receivable, inventory and machinery and equipment of certain of its domestic subsidiaries. The borrowing base had a value of $200.7 million, excluding cash, as of December 31, 2010. The Company had no borrowings outstanding under this facility at December 31, 2010.  Letters of credit outstanding under the facility totaled $70.9 million as of December 31, 2010, resulting in unused borrowing capacity of $129.8 million.  The Company’s borrowing capacity may also be affected by the fixed charge coverage covenant included in the facility.  The covenant requires that the Company maintain a fixed charge ratio, as defined in the agreement, of greater than 1.1 times, whenever the unused borrowing capacity falls below $60.0 million.  At the end of the fourth quarter of 2010, the Company had a fixed charge ratio in excess of 1.1 times, and therefore had full access to borrowing capacity available under the facility.  When the fixed charge ratio is below 1.1 times, the Company is required to maintain at least $60.0 million of unused borrowing capacity in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $60.0 million whenever the fixed charge ratio falls below 1.1 times.  Prior to the fourth quarter of 2010, the Company had a fixed charge ratio below 1.1 times, but was in compliance with the covenant as unused borrowing capacity exceeded $60.0 million. The Company expects to be in compliance with the minimum fixed-charge coverage ratio covenant during 2011.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  The Company has continued to reduce its near-term debt obligations; its 2013 notes, which totaled $117.2 million at December 31, 2010, represent the only significant long-term debt maturity until 2016.  Management expects that the Company’s near-term operating cash requirements will be met out of existing cash and marketable securities balances and free cash flow. Specifically, the Company expects to achieve net earnings in 2011 when compared with net losses in 2010 and 2009 as a result of increasing sales.  The Company plans to increase capital expenditures in 2011 to approximately $80 million compared with $57.2 million in 2010, to develop new products in anticipation of improvements in the economy and to fund the Company’s marine consolidation activities.  Based on the factors described above, the Company believes it will end 2011 with net debt levels comparable to the end of 2010.

The aggregate funded status of the Company’s qualified pension plans, measured as a percentage of the projected benefit obligation, was approximately 63 percent in 2010 compared with approximately 62 percent in 2009. As of December 31, 2010, the Company’s qualified pension plans were underfunded on an aggregate projected benefit obligation basis by $431.8 million. See Note 15 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The Company contributed $34.1 million to its qualified pension plans in 2010 compared with $10.0 million of contributions in 2009. The Company also contributed $3.3 million and $11.6 million to fund benefit payments in its nonqualified pension plan in 2010 and 2009, respectively. The 2009 contribution included an $8.5 million lump sum distribution to a former executive. The Company anticipates contributing approximately $60 million to the qualified pension plans and approximately $5 million to cover benefit payments in the unfunded, nonqualified pension plans in 2011. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owns the remaining 51 percent. BAC commenced operations in 2003 and provides secured wholesale inventory floor-plan financing to Brunswick’s boat and engine dealers. BAC also purchased and serviced a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.  This program was terminated and replaced in May 2009 with a new facility discussed below and in Note 14 – Debt.

The term of the joint venture extends through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal of the joint venture or purchase of the other party’s interest at the end of this term. Alternatively, either partner may allow the agreement to terminate at the end of its term. Concurrent with finalizing the amended and restated asset-based revolving credit facility (Revolving Credit Facility) in the fourth quarter of 2008, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Revolving Credit Facility. Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s available, unused borrowing capacity under the Revolving Credit Facility is below $60.0 million. In 2010, the Company was in compliance with the fixed-charge coverage ratio test under the joint venture agreement.  As available unused borrowing capacity under the Revolving Credit Facility was above $60.0 million at the end of 2009, the Company was not required to meet the minimum fixed-charge test.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners. BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC. The sales of these receivables meet the requirements of a “true sale” and are therefore not retained on the financial statements of BAC. The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries. In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables. BFS and GECDF have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility. The Company records this income in Other expense, net, in the Consolidated Statements of Operations.

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To qualify as the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could potentially be significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at December 31, 2010 and 2009 was $10.3 million and $16.2 million, respectively. The reduction in BFS’s total investment in BAC is the result of an amendment to the joint venture agreement during the fourth quarter of 2010, which reduced the Company’s minimum investment level from $16.0 million to $10.0 million.

BFS recorded income related to the operations of BAC of $2.7 million, $3.1 million and $7.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts include amounts earned by BFS under the aforementioned income sharing agreement, but exclude the discount expense paid by the Company in 2009 on the sale of Mercury Marine’s accounts receivable to the joint venture noted below.

In May 2009, the Company entered into an asset-based lending facility (Mercury Receivables ABL Facility) with GECDF to replace the Mercury Marine accounts receivable sale program the Company had with BAC.  As such, there was no outstanding balance of receivables sold to BAC as of December 31, 2010 or 2009, respectively.  Therefore, there were no accounts receivable sold to BAC in 2010; however, accounts receivable totaling $186.4 million and $715.4 million were sold to BAC in 2009 and 2008, respectively.  Discounts of $1.3 million and $5.8 million for the years ended December 31, 2009 and 2008, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Operations. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.1 million and $2.6 million in 2009 and 2008, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.  Concurrent with entering into the Mercury Receivables ABL Facility, the Company repurchased $84.2 million of accounts receivable from BAC in May 2009.  See Note 14 – Debt in the Notes to Consolidated Financial Statements for more details on the Company’s Mercury Receivables ABL Facility.

Off-Balance Sheet Arrangements

Guarantees. The Company has reserves to cover potential losses associated with guarantees and repurchase obligations based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant. See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of these arrangements.

Contractual Obligations

The following table sets forth a summary of the Company’s contractual cash obligations as of December 31, 2010:

	Payments due by Period
		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years

Contractual Obligations
Debt (1)	$848.3	$2.2	$130.1	$11.0	$705.0
Interest payments on long-term debt	625.4	67.8	150.1	127.3	280.2
Operating leases (2)	131.4	34.8	43.9	23.2	29.5
Purchase obligations (3)	134.6	134.6	—	—	—
Deferred management compensation (4)	42.7	8.1	12.2	5.2	17.2
Other tax liabilities (5)	4.8	4.8	—	—	—
Other long-term liabilities (6)	234.5	74.8	111.2	19.9	28.6
Total contractual obligations	$2,021.7	$327.1	$447.5	$186.6	$1,060.5
__________

(1)	See Note 14 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company’s debt. “Debt” refers to future cash principal payments.

(2)	See Note 18 – Leases in the Notes to Consolidated Financial Statements for additional information on the Company’s operating leases.

(3)	Purchase obligations represent agreements with suppliers and vendors at the end of 2010 for raw materials and other supplies as part of the normal course of business.

(4)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability.

(5)
Represents the expected cash obligations related to the Company’s liability for uncertain income tax positions. As of December 31, 2010, the Company’s total liability for uncertain tax positions including interest was $36.9 million. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

(6)
Other long-term liabilities include amounts reflected on the balance sheet, which primarily include certain agreements that provide for the assignment of lease and other long-term receivables originated by the Company to third parties and are treated as a secured obligation. Amounts above also include obligations under deferred revenue arrangements and future projected payments related to the Company’s nonqualified pension plans. Other long-term liabilities also include $44.0 million of required qualified pension plan contributions to be paid in 2011, as well as $10.4 million of scheduled retiree health care and life insurance benefit plan payments.  Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

Legal Proceedings

See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure related to certain legal and environmental proceedings.

Environmental Regulations

In its Marine Engine segment, Brunswick will continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California adopted regulations that required catalyst exhaust monitoring and treatment systems on sterndrive and inboard engines that became effective on January 1, 2008. The EPA adopted similar environmental regulations governing engine sales, effective January 1, 2010. Other environmental regulatory bodies in the United States and other countries may also impose higher emissions standards than are currently in effect for those regions. The Company complies with current regulations and expects to comply fully with new regulations, but compliance will increase the cost of these products for the Company and the industry. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

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

Revenue Recognition and Sales Incentives. Brunswick’s revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment, bowling products, bowling retail activities and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Allowances for Doubtful Accounts. The Company records an allowance for uncollectible trade receivables based upon currently known bad debt risks and provides reserves based on loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of reserves. The Company also provides a reserve based on historical, current and estimated future purchasing levels in connection with its long-term notes receivable for Brunswick’s supply agreements. These assumptions are re-evaluated considering the customer’s financial position and product purchase volumes. Changes to the allowance for doubtful accounts may be required if a future event or other circumstance results in a change in the estimate of the ultimate collectability of a specific account or note.

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

Restructuring and Exit Activities. From time to time, the Company engages in actions associated with cost reduction initiatives. The Company’s restructuring actions require significant estimates including: (a) expenses for severance and other employee separation costs, (b) remaining lease obligations, including sublease income, and (c) other exit costs. The Company has accrued amounts that it believes are its best estimates of the obligations it expects to incur in connection with these actions, but these estimates are subject to change due to market conditions and final negotiations. Should the actual amounts differ from the originally estimated amounts, the Company’s earnings could decrease.

The Company recognized $61.2 million, $172.5 million and $177.3 million in restructuring, exit and impairment charges in 2010, 2009 and 2008, respectively, which are discussed in more detail in Note 2 - Restructuring Activities in the Notes to Consolidated Financial Statements.

Goodwill and Indefinite-lived Intangible Assets. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. The Company reviews these assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. The Company considers the Marine Engine segment, Boat segment, Fitness segment, bowling products business, bowling retail business and billiards business within the Bowling & Billiards segment to be reporting units for goodwill testing. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

The Company calculates the fair value of its reporting units considering both the income approach and the guideline public company method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model.  Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit.  The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  Fair value under the guideline public company method is determined by applying market multiples for that reporting unit’s comparable public companies to the unit’s financial results.  The key uncertainties in these calculations are the assumptions used in a reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts, and selecting representative market multiples.

The Company’s primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, to their estimated residual values using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company.  Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates.  The basis for future cash flow projections are internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied.  These future cash flows are discounted using the applicable Discount Rate, which considers the annual goodwill impairment testing process noted above, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.  The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the Discount Rate.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group’s life.  In the event that an asset group’s carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group’s fair value.  Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs were not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.  The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2010, 2009 and 2008, resulting in impairment charges of $21.6 million, $68.1 million and $59.9 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC), and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during 2010 or have not yet been adopted:

Consolidation:  In June 2009, the FASB amended the Accounting Standards Codification (ASC) applicable to variable interest entities by changing the criterion used to conclude whether such an entity should be consolidated. The amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this ASC amendment on January 1, 2010 resulted in the Company expanding its disclosures relative to its variable interest entity, as reflected in Note 9 – Financial Services.

Revenue Recognition:  In October 2009, the FASB amended the ASC to addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the ASC amendment may have on the Company’s consolidated financial statements.

Transfers and Servicing:  In June 2009, the FASB amended the ASC by modifying the derecognition guidance of transferred and serviced financial assets and liabilities. The ASC amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this amendment on January 1, 2010 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Fair Value Measurements and Disclosures:  In January 2010, the FASB amended the ASC to expand disclosures about fair value measurements. The amendment was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption this ASC amendment on January 1, 2010 resulted in the Company expanding its disclosures, as reflected in Note 6 – Fair Value Measurements.

Receivables:  In July 2010, the FASB amended the ASC to include additional disclosure requirements related to the Company’s financing receivables and associated credit risk.  The disclosure requirements presented as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010, and are included within this report.  See Note 7 – Financing Receivables for further discussion.  The disclosure requirements about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  These disclosure requirements will be included in future filings.

Subsequent Events:  In February 2010, the FASB further amended the ASC to resolve conflicts with SEC reporting requirements surrounding subsequent events.  The adoption of this ASC amendment on January 1, 2010 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and commodity prices. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes.

The Company uses foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company’s principal currency exposures relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, British pound, Hungarian forint and New Zealand dollar. The Company hedges anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the asset or liability, respectively.

Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum and natural gas.

The following analyses provide quantitative information regarding the Company’s exposure to foreign currency exchange rate risk and commodity price risk as it relates to its derivative financial instruments.  The Company uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and commodity prices. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion.

The amounts shown below represent the estimated reduction in fair market value that the Company would incur on its derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates, and commodity prices.

(in millions)	2010	2009
Risk Category
Foreign exchange	$15.4	$11.5
Commodity prices	$1.4	$2.1

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 39.

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosures

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

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the effectiveness of its internal controls as part of this Annual Report for the fiscal year ended December 31, 2010. Management’s report is included in the Company’s 2010 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to the Directors of the Company is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to the Company’s Audit Committee and the Company’s code of ethics is incorporated by reference from the discussion under the heading Corporate Governance in the Proxy Statement. Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 39. The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 90.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010. The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 18, 2011

/s/ DUSTAN E. McCOY	/s/ PETER B. HAMILTON
Dustan E. McCoy	Peter B. Hamilton
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Brunswick Corporation

We have audited Brunswick Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brunswick Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Brunswick Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brunswick Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of Brunswick Corporation and our report dated February 18, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 18, 2011

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brunswick Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 18, 2011

BRUNSWICK CORPORATION
Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2010	2009	2008

Net sales	$3,403.3	$2,776.1	$4,708.7
Cost of sales	2,683.3	2,460.5	3,841.3
Selling, general and administrative expense	549.4	625.1	668.4
Research and development expense	92.0	88.5	122.2
Goodwill impairment charges	—	—	377.2
Trade name impairment charges	1.1	—	133.9
Restructuring, exit and impairment charges	61.2	172.5	177.3
Operating earnings (loss)	16.3	(570.5)	(611.6)
Equity earnings (loss)	(3.0)	(15.7)	6.5
Investment sale gains	—	—	23.0
Other expense, net	(1.5)	(2.5)	(2.6)
Earnings (loss) before interest, loss on early	11.8	(588.7)	(584.7)
extinguishment of debt and income taxes
Interest expense	(94.4)	(86.1)	(54.2)
Interest income	3.6	3.2	6.7
Loss on early extinguishment of debt	(5.7)	(13.1)	—
Loss before income taxes	(84.7)	(684.7)	(632.2)
Income tax provision (benefit)	25.9	(98.5)	155.9
Net loss	$(110.6)	$(586.2)	$(788.1)

Loss per common share:
Basic	$(1.25)	$(6.63)	$(8.93)
Diluted	$(1.25)	$(6.63)	$(8.93)

Weighted average shares used for computation of:
Basic loss per share	88.7	88.4	88.3
Diluted loss per share	88.7	88.4	88.3

Cash dividends declared per common share	$0.05	$0.05	$0.05

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions)	2010	2009

Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$551.4	$526.6
Short-term investments in marketable securities	84.7	0.8
Total cash, cash equivalents and short-term investments in	636.1	527.4
marketable securities
Accounts and notes receivable, less allowances of $38.0 and $47.7	327.3	332.4
Inventories
Finished goods	276.9	234.4
Work-in-process	164.0	174.3
Raw materials	86.6	76.2
Net inventories	527.5	484.9
Deferred income taxes	17.0	79.3
Prepaid expenses and other	27.9	34.7
Current assets	1,535.8	1,458.7

Property
Land	88.9	100.0
Buildings and improvements	651.3	678.3
Equipment	1,079.3	1,078.9
Total land, buildings and improvements and equipment	1,819.5	1,857.2
Accumulated depreciation	(1,250.3)	(1,221.8)
Net land, buildings and improvements and equipment	569.2	635.4
Unamortized product tooling costs	61.0	88.9
Net property	630.2	724.3

Other assets
Goodwill	290.9	292.5
Other intangibles, net	56.7	75.6
Long-term investments in marketable securities	21.0	—
Equity investments	53.7	56.7
Other long-term assets	89.7	101.6
Other assets	512.0	526.4

Total assets	$2,678.0	$2,709.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions, except share data)	2010	2009

Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including $1.7 and $1.8 of current maturities of long-term debt	$2.2	$11.5
Accounts payable	288.2	261.2
Accrued expenses	661.2	633.9
Current liabilities	951.6	906.6

Long-term liabilities
Debt	828.4	839.4
Deferred income taxes	71.6	10.1
Postretirement benefits	548.9	535.7
Other	207.1	207.3
Long-term liabilities	1,656.0	1,592.5

Shareholders’ equity
Common stock; authorized: 200,000,000 shares,
$0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	424.6	415.1
Retained earnings	390.3	505.3
Treasury stock, at cost: 13,877,000 and 14,220,000 shares	(405.9)	(412.2)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	32.4	39.7
Defined benefit plans:
Prior service credits	11.5	15.5
Net actuarial losses	(459.8)	(438.8)
Unrealized investment gains	0.7	2.6
Unrealized gains (losses) on derivatives	(0.3)	6.2
Total accumulated other comprehensive loss	(415.5)	(374.8)
Shareholders’ equity	70.4	210.3

Total liabilities and shareholders’ equity	$2,678.0	$2,709.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2010	2009	2008

Cash flows from operating activities
Net loss	$(110.6)	$(586.2)	$(788.1)
Depreciation and amortization	129.3	157.3	177.2
Deferred income taxes	5.6	(99.2)	236.2
Pension expense, net of contributions	1.7	74.6	11.3
Goodwill, trade name, and other long-lived asset impairment charges	23.2	63.0	564.3
Provision for doubtful accounts	3.3	49.7	32.3
Equity in loss of unconsolidated affiliates, net of dividends	5.4	16.0	1.3
Loss on early extinguishment of debt	5.7	13.1	—
Changes in certain current assets and current liabilities
Change in accounts and notes receivable	2.4	159.9	91.1
Change in inventory	(49.2)	325.1	81.7
Change in prepaid expenses and other	6.9	12.5	(2.3)
Change in accounts payable	27.0	(39.9)	(135.0)
Change in accrued expenses	27.4	(56.8)	(167.8)
Income taxes	112.8	91.2	(72.5)
Repurchase of accounts receivable	—	(84.2)	—
Other, net	14.5	29.4	(41.8)
Net cash provided by (used for) operating activities	205.4	125.5	(12.1)

Cash flows from investing activities
Capital expenditures	(57.2)	(33.3)	(102.0)
Purchases of marketable securities	(105.8)	—	—
Investments	(7.2)	6.2	20.0
Proceeds from investment sales	—	—	45.5
Proceeds from the sale of property, plant and equipment	6.7	13.0	28.3
Other, net	8.3	1.8	17.2
Net cash provided by (used for) investing activities	(155.2)	(12.3)	9.0

Cash flows from financing activities
Net issuances (payments) of short-term debt	(8.6)	7.7	(7.4)
Initial proceeds from asset based lending facility	—	81.1	—
Net payments related to asset based lending facility	—	(81.1)	—
Net proceeds from issuance of long-term debt	30.1	353.7	252.0
Payments of long-term debt including current maturities	(38.2)	(247.9)	(251.0)
Payments of premium on early extinguishment of debt	(5.6)	(13.2)	—
Cash dividends paid	(4.4)	(4.4)	(4.4)
Net proceeds from stock compensation activity	1.3	—	—
Net cash provided by (used for) financing activities	(25.4)	95.9	(10.8)

Net increase (decrease) in cash and cash equivalents	24.8	209.1	(13.9)
Cash and cash equivalents at January 1	526.6	317.5	331.4

Cash and cash equivalents at December 31	$551.4	$526.6	$317.5

Supplemental cash flow disclosures:
Interest paid	$102.0	$96.3	$48.3
Income taxes paid (received), net	$(92.5)	$(90.6)	$(7.8)
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(in millions, except per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2007	$76.9	$409.0	$1,888.4	$(428.7)	$(52.7)	$1,892.9

Net loss	—	—	(788.1)	—	—	(788.1)
Translation adjustments, net of tax	—	—	—	—	(22.0)	(22.0)
Unrealized investment losses, net of tax	—	—	—	—	(4.0)	(4.0)
Unrealized gains on derivatives, net of tax	—	—	—	—	5.6	5.6
Defined benefit plans:
Prior service credits, net of tax	—	—	—	—	11.1	11.1
Net actuarial losses, net of tax	—	—	—	—	(370.3)	(370.3)

Comprehensive loss	—	—	(788.1)	—	(379.6)	(1,167.7)
Dividends ($0.05 per common share)	—	—	(4.4)	—	—	(4.4)
Compensation plans and other	—	3.3	—	5.8	—	9.1

Balance, December 31, 2008	76.9	412.3	1,095.9	(422.9)	(432.3)	729.9

Net loss	—	—	(586.2)	—	—	(586.2)
Translation adjustments, net of tax	—	—	—	—	10.9	10.9
Unrealized investment gains, net of tax	—	—	—	—	5.1	5.1
Unrealized gains on derivatives, net of tax	—	—	—	—	3.8	3.8
Defined benefit plans:
Prior service credits, net of tax	—	—	—	—	13.6	13.6
Net actuarial gains, net of tax	—	—	—	—	24.1	24.1

Comprehensive income (loss)	—	—	(586.2)	—	57.5	(528.7)
Dividends ($0.05 per common share)	—	—	(4.4)	—	—	(4.4)
Compensation plans and other	—	2.8	—	10.7	—	13.5

Balance, December 31, 2009	76.9	415.1	505.3	(412.2)	(374.8)	210.3

Net loss	—	—	(110.6)	—	—	(110.6)
Translation adjustments, net of tax	—	—	—	—	(7.3)	(7.3)
Unrealized investment losses, net of tax	—	—	—	—	(1.9)	(1.9)
Unrealized losses on derivatives, net of tax	—	—	—	—	(6.5)	(6.5)
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—	(4.0)	(4.0)
Net actuarial losses, net of tax	—	—	—	—	(21.0)	(21.0)

Comprehensive loss	—	—	(110.6)	—	(40.7)	(151.3)
Dividends ($0.05 per common share)	—	—	(4.4)	—	—	(4.4)
Compensation plans and other	—	9.5	—	6.3	—	15.8

Balance, December 31, 2010	$76.9	$424.6	$390.3	$(405.9)	$(415.5)	$70.4

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

Revisions. During the first quarter of 2009, the Company realigned the management of its marine service, parts and accessories businesses. The Boat segment’s parts and accessories businesses of Attwood, Land ‘N’ Sea, Kellogg Marine Supply and Diversified Marine Products are now being managed by the Marine Engine segment’s service and parts business leaders. As a result, the marine service, parts and accessories operating results previously reported in the Boat segment are now being reported in the Marine Engine segment. Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments.

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

– Impairments of long-lived assets;

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

Investments in marketable securities. The Company considers debt securities with original maturities greater than three months when purchased and expected to be realized in cash within one year of the balance sheet date to be Short-term investments in marketable securities.  The Company considers debt securities that are not expected to be realized in cash within one year as Long-term investments in marketable securities.  These securities are considered as available for sale and are reported at fair value with unrealized gains and losses recorded net of tax as a component of Accumulated other comprehensive loss in Unrealized investment gains within Shareholders’ equity.  Other-than-temporary declines in market value from original cost are charged to Other expense, net, in the period in which the loss occurs.  In determining whether an other-than-temporary decline in the market value has occurred, the Company considers the duration that, and extent to which, the fair value of the investment is below its cost.  Realized gains and losses are calculated based on the specific identification method and are included in Other expense, net, in the Consolidated Statement of Operations.

Brunswick Corporation
Notes to Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts. The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. On a regular basis, the Company records an allowance for uncollectible receivables based upon known bad debt risks and past loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of net receivables. A change to the allowance for doubtful accounts may be required if a future event or other change in circumstances results in a change in the estimate of the ultimate collectability of a specific account. The Company treats the sale of receivables in which the Company retains an interest as a secured obligation.  Accordingly, the short-term portion of the receivables sold that are subject to recourse is recorded in Accounts and notes receivable and Accrued expenses in the Consolidated Balance Sheets.

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 47 percent and 43 percent of the Company’s inventories were determined by the first-in, first-out method (FIFO) at December 31, 2010 and 2009, respectively. Inventories valued at the last-in, first-out method (LIFO), which results in a better matching of costs and revenue, were $118.2 million lower than the FIFO cost of inventories at both December 31, 2010 and 2009. Inventory cost includes material, labor and manufacturing overhead. During 2009 and 2008, certain inventory balances were reduced, and resulted in liquidations of LIFO inventory layers that decreased cost of sales by $11.2 million and $3.0 million in 2009 and 2008, respectively.  There were no liquidations of LIFO inventory layers in 2010.

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

(in millions)	2010	2009	2008

Gains on the sale of property	$4.9	$6.0	$4.2
Losses on the sale and disposal of property	(9.9)	(11.9)	(4.4)

Net gains (losses) on sale and disposal of property	$(5.0)	$(5.9)	$(0.2)

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

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. The Company reviews these assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. The Company considers the Marine Engine segment, Boat segment, Fitness segment, bowling products business, bowling retail business and billiards business within the Bowling & Billiards segment to be reporting units for goodwill testing. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

The Company calculates the fair value of its reporting units considering both the income approach and the guideline public company method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model.  Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit.  The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  Fair value under the guideline public company method is determined by applying market multiples for that reporting unit’s comparable public companies to the unit’s financial results.  The key uncertainties in these calculations are the assumptions used in a reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts, and selecting representative market multiples.

The Company’s primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, to their estimated residual values using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company.  Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates.  The basis for future cash flow projections are internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied.  These future cash flows are discounted using the applicable Discount Rate, which considers the annual goodwill impairment testing process noted above, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.  The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the Discount Rate.

Brunswick Corporation
Notes to Consolidated Financial Statements

Equity Investments. For investments in which Brunswick owns or controls from 20 percent to 50 percent of the voting shares, which includes all of Brunswick’s unconsolidated joint venture investments, the equity method of accounting is used. The Company’s share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations. The Company has long-term investments that represent less than 20 percent ownership in certain equity securities that have readily determinable market values. These investments are being accounted for as available-for-sale equity investments and are recorded at fair market value with changes reflected in Accumulated other comprehensive income (loss), a component of Shareholders’ equity, on an after-tax basis.

Other investments, over which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments, and at December 31, 2010 and 2009, such investments were recorded at the lower of cost or fair value.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group’s life.  In the event that an asset group’s carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group’s fair value.  Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs were not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.  The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2010, 2009 and 2008, resulting in impairment charges of $21.6 million, $68.1 million and $59.9 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets are primarily long-term notes receivable, which includes leases and other long-term receivables originated by the Company and assigned to third parties. As of December 31, 2010 and 2009, these amounts totaled $47.2 million and $46.3 million, respectively. The assignment does not meet sale criteria as a result of the Company’s commitment to repurchase the obligation in the event of customer non-payment and therefore is treated as a secured obligation. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities — Other.

Other long-term notes receivable also includes cash advances made to customers, principally boat builders and fitness equipment customers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. The reduction in the note receivable balance is recorded as a reduction in the Company’s sales revenue as a sales discount. In the event sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2010 and 2009, totaled $5.1 million and $8.9 million, respectively. One boat builder customer and its owner comprised approximately 46 percent and 60 percent of these amounts as of December 31, 2010 and 2009, respectively.

Revenue Recognition. Brunswick’s revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment, bowling products, bowling retail activities and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotional activities, rebates and manufacturer coupons that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Advertising Costs. Advertising and promotion costs are recorded in Selling, general and administrative expense in the Consolidated Statements of Operations when the advertising first takes place. Advertising and promotion costs were $34.8 million, $33.8 million and $62.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Foreign Currency. The functional currency for the majority of Brunswick’s operations is the U.S. dollar. All assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at current rates. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss), net of tax.  Revenues and expenses of operations with a functional currency other than the U.S. dollar are translated at the average exchange rates for the period.

Comprehensive Income (Loss). Accumulated other comprehensive loss includes prior service costs and credits and net actuarial gains and losses for defined benefit plans, currency translation adjustments and unrealized derivative and investment gains and losses, all net of tax.  The net effect of these items reduced Shareholders’ equity on a cumulative basis by $415.5 million and $374.8 million as of December 31, 2010 and 2009, respectively. The change from 2009 to 2010 was primarily due to changes in net actuarial losses related to the remeasurement of the Company’s pension benefit plan assets and obligations, partially offset by the amortization of net actuarial losses during 2010.  Additionally, unfavorable foreign currency translation adjustments and changes in Unrealized gains (losses) on derivative contracts of $7.3 million and $6.5 million, respectively, increased the Company’s Accumulated other comprehensive loss.  The tax effect included in Accumulated other comprehensive loss reduced losses by $27.4 million and increased losses by $40.9 million, for which a corresponding valuation allowance adjustment has been recorded, as of December 31, 2010 and 2009, respectively.

Stock-Based Compensation. The Company accounts for all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation costs are recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. See Note 16 – Stock Plans and Management Compensation for a description of the Company’s accounting for stock-based compensation plans.

Brunswick Corporation
Notes to Consolidated Financial Statements

Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company’s management and are not used for trading or speculative purposes. All derivatives are recorded on the Consolidated Balance Sheets at fair value. See Note 12 – Financial Instruments for further discussion.

Recent Accounting Pronouncements. The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during 2010 or have not yet been adopted:

Consolidation:  In June 2009, the FASB amended the Accounting Standards Codification (ASC) applicable to variable interest entities by changing the criterion used to conclude whether such an entity should be consolidated. The amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this ASC amendment on January 1, 2010 resulted in the Company expanding its disclosures relative to its variable interest entity, as reflected in Note 9 – Financial Services.

Revenue Recognition:  In October 2009, the FASB amended the ASC to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact the adoption of the ASC amendment may have on the Company’s consolidated financial statements.

Transfers and Servicing:  In June 2009, the FASB amended the ASC by modifying the derecognition guidance of transferred and serviced financial assets and liabilities. The ASC amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this amendment on January 1, 2010 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Fair Value Measurements and Disclosures:  In January 2010, the FASB amended the ASC to expand disclosures about fair value measurements. The amendment was effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this ASC amendment on January 1, 2010 resulted in the Company expanding its disclosures, as reflected in Note 6 – Fair Value Measurements and Note 15 – Postretirement Benefits.

Receivables:  In July 2010, the FASB amended the ASC to include additional disclosure requirements related to the Company’s financing receivables and associated credit risk.  The disclosure requirements presented as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010, and are included within this report.  See Note 7 – Financing Receivables for further discussion.  The disclosure requirements about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  These disclosure requirements will be included in future filings.

Subsequent Events:  In February 2010, the FASB amended the ASC to resolve conflicts with SEC reporting requirements surrounding subsequent events.  The adoption of this ASC amendment on January 1, 2010 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007, 2008, 2009 and 2010 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth. These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2008, 2009 and 2010.

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

Impairments of definite-lived assets are recognized when, as a result of the restructuring activities initiated, the carrying amount of the long-lived asset is not expected to be fully recoverable. The impairments recognized were equal to the difference between the carrying amount of the asset and the fair value of the asset, which was determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs were not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred. The Company considers actions related to the divestiture of its Triton fiberglass boat business, the sale of certain Baja boat business assets, the closure of its bowling pin manufacturing facility, the sale of the Valley-Dynamo and Integrated Dealer Systems businesses, the divestiture of MotoTron and the closure of a marine electronics business to be exit activities. All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for 2010, 2009 and 2008.  The 2010 charges consist of expenses related to actions initiated in 2010, 2009 and 2008.  The 2009 charges consist of expenses related to actions initiated in 2009 and 2008.  The 2008 charges consist of expenses related to actions initiated in 2008.

Brunswick Corporation
Notes to Consolidated Financial Statements

(in millions)	2010	2009	2008

Restructuring activities
Employee termination and other benefits	$12.7	$44.1	$44.2
Current asset write-downs	2.9	6.4	5.9
Transformation and other costs:
Consolidation of manufacturing footprint	17.8	49.9	58.8
Retention and relocation costs	0.7	0.1	5.5
Consulting costs	—	0.3	5.4
Exit activities
Employee termination and other benefits	0.8	0.8	3.3
Current asset write-downs	1.0	1.4	8.8
Transformation and other costs:
Consolidation of manufacturing footprint	3.4	1.4	4.8
Loss (gain) on sale of non-strategic assets	3.6	—	(12.6)
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	18.3	68.1	59.9
Gain on sale of non-strategic assets	—	—	(6.7)
Total restructuring, exit and impairment charges	$61.2	$172.5	$177.3

The Company anticipates it will incur approximately $15 million of additional restructuring charges in 2011 related to previously announced restructuring plans. Approximately $3 million of this amount relates to restructuring activities initiated in 2010, and approximately $12 million relates to restructuring activities initiated in 2009. The Company does not anticipate incurring additional charges for restructuring activities initiated prior to 2009. The Company expects most of these charges will be incurred in the Boat and Marine Engine segments. Further reductions in demand for the Company’s products, or further opportunities to reduce costs, may result in additional restructuring, exit or impairment charges in 2011.

Actions initiated in 2010

During 2010, the Company continued its restructuring activities by disposing of non-strategic assets, consolidating manufacturing operations and reducing the Company’s global workforce.  During the second quarter of 2010, the Company finalized plans to divest its Triton fiberglass boat brand and completed an asset sale transaction in the third quarter of 2010.  The Company also reached a decision to consolidate its Cabo Yachts production into its Hatteras facility in New Bern, North Carolina.  The Company also recorded impairment charges for its Ashland City, Tennessee facility in connection with the divestiture of its Triton fiberglass boat brand.  In the fourth quarter of 2010, the Company recognized exit charges related to the closure of a marine electronics business.

The restructuring, exit and impairment charges recorded in 2010, related to actions initiated in 2010 for each of the Company’s reportable segments, are summarized below:

(in millions)	2010

Marine Engine	$3.7
Boat	31.1
Fitness	0.1
Bowling & Billiards	1.5
Total	$36.4

The following is a summary of the charges by category associated with the 2010 restructuring activities:

(in millions)	2010

Restructuring activities
Employee termination and other benefits	$4.2
Current asset write-downs	2.0
Transformation and other costs:
Consolidation of manufacturing footprint	5.5
Retention and relocation costs	0.5
Exit activities
Employee termination and other benefits	0.8
Current asset write-downs	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	3.5
Loss on sale of non-strategic assets	3.6
Asset disposition actions:
Definite-lived asset impairments	15.3
Total restructuring, exit and impairment charges	$36.4

Brunswick Corporation
Notes to Consolidated Financial Statements

The restructuring, exit and impairment charges related to actions initiated in 2010, for each of the Company’s reportable segments for 2010, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Total

Employee termination and other benefits	$2.8	$1.7	$0.1	$0.4	$5.0
Current asset write-downs	0.3	2.5	—	0.2	3.0
Transformation and other costs	0.6	11.6	—	0.9	13.1
Asset disposition actions	—	15.3	—	—	15.3
Total restructuring, exit and impairment charges	$3.7	$31.1	$0.1	$1.5	$36.4

The following table summarizes the 2010 charges recorded for restructuring, exit and impairment related to actions initiated in 2010.  The accrued amounts remaining as of December 31, 2010, represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued cost is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2010	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2010

Employee termination and other benefits	$5.0	$—	$(4.2)	$0.8
Current asset write-downs	3.0	(3.0)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	9.0	—	(7.6)	1.4
Retention and relocation costs	0.5	—	—	0.5
Loss on sale of non-strategic assets	3.6	(3.6)	—	—
Asset disposition actions:
Definite-lived asset impairments	15.3	(15.3)	—	—
Total restructuring, exit and impairment charges	$36.4	$(21.9)	$(11.8)	$2.7

Actions initiated in 2009

During the third quarter of 2009, the Company announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive engine production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant.  This plant consolidation effort is expected to occur through 2011.  In connection with this action, the Company’s hourly union workforce in Fond du Lac ratified a new collective bargaining agreement on August 31, 2009, which resulted in net restructuring charges as a result of employee incentives and changes to employees’ current benefits and postretirement benefits.  The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009 and began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009, including the previously mothballed plants in Navassa and Swansboro, North Carolina, and its Riverview plant in Knoxville, Tennessee. The Company also recorded impairments during 2009 on tooling, its Cape Canaveral, Florida and Little Falls, Minnesota properties and a marina in St. Petersburg, Florida, to record these assets at their fair value. These actions in the Company’s marine businesses are expected to provide long-term cost savings by reducing its fixed-cost structure.

The restructuring, exit and impairment charges recorded in 2010 and 2009, related to actions initiated in 2009 for each of the Company’s reportable segments, are summarized below:

(in millions)	2010	2009

Marine Engine	$9.9	$45.0
Boat	7.3	72.0
Fitness	0.1	2.1
Bowling & Billiards	0.3	1.1
Corporate	0.3	5.6
Total	$17.9	$125.8

Brunswick Corporation
Notes to Consolidated Financial Statements

The following is a summary of the charges by category associated with the 2009 restructuring activities recognized during 2010 and 2009:

(in millions)	2010	2009

Restructuring activities
Employee termination and other benefits	$8.0	$35.6
Current asset write-downs	—	4.0
Transformation and other costs:
Consolidation of manufacturing footprint	8.9	28.8
Retention and relocation costs	0.2	0.1
Consulting costs	—	0.3
Exit activities
Transformation and other costs (gains):
Consolidation of manufacturing footprint	(0.1)	(1.9)
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	0.9	58.9
Total restructuring, exit and impairment charges	$17.9	$125.8

The restructuring, exit and impairment charges related to actions initiated in 2009 for each of the Company’s reportable segments for the year ended December 31, 2010, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$2.8	$4.5	$0.1	$0.3	$0.3	$8.0
Transformation and other costs	7.1	1.9	—	—	—	9.0
Asset disposition actions	—	0.9	—	—	—	0.9

Total restructuring, exit and impairment charges	$9.9	$7.3	$0.1	$0.3	$0.3	$17.9

The restructuring, exit and impairment charges related to actions initiated in 2009 for each of the Company’s reportable segments for the year ended December 31, 2009, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$19.5	$10.7	$2.0	$0.8	$2.6	$35.6
Current asset write-downs	0.7	3.3	—	—	—	4.0
Transformation and other costs	20.6	3.4	0.1	0.2	3.0	27.3
Asset disposition actions	4.2	54.6	—	0.1	—	58.9
Total restructuring, exit and impairment charges	$45.0	$72.0	$2.1	$1.1	$5.6	$125.8

The following table summarizes the charges recorded in 2010 for restructuring, exit and impairment related to actions initiated in 2009.  The accrued amounts remaining as of December 31, 2010, represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued cost is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2010	Costs Recognized in 2010	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2010

Employee termination and other benefits	$8.5	$8.0	$—	$(9.7)	$6.8
Transformation and other costs:
Consolidation of manufacturing footprint	2.0	8.8	—	(9.3)	1.5
Retention and relocation costs	—	0.2	—	(0.2)	—
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	—	0.9	(0.9)	—	—
Total restructuring, exit and impairment charges	$10.5	$17.9	$(0.9)	$(19.2)	$8.3

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

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company announced additional actions in June 2008 designed to improve performance and better position the Company for a prolonged downturn in the U.S. marine market.  The plan reduced the complexity of the Company’s operations and shrank its North American manufacturing footprint. Specifically, the Company announced the closure of its production facility in Newberry, South Carolina, due to its decision to cease production of its Bluewater Marine brands, including Sea Pro, Sea Boss, Palmetto and Laguna; its intention to close four additional boat plants; and the write-down of certain assets of the Valley-Dynamo coin-operated commercial billiard business.

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

The restructuring, exit and impairment charges recorded in 2010, 2009 and 2008, related to actions initiated in 2008 for each of the Company’s reportable segments, are summarized below:

(in millions)	2010	2009	2008

Marine Engine	$—	$3.3	$32.4
Boat	6.5	35.8	98.7
Fitness	—	—	3.3
Bowling & Billiards	—	4.2	21.7
Corporate	0.4	3.4	21.2

Total	$6.9	$46.7	$177.3

The following is a summary of the charges by category associated with the 2008 restructuring initiatives recognized during 2010, 2009 and 2008:

(in millions)	2010	2009	2008

Restructuring activities:
Employee termination and other benefits	$0.5	$8.5	$44.2
Current asset write-downs	0.9	2.4	5.9
Transformation and other costs:
Consolidation of manufacturing footprint	3.4	21.1	58.8
Retention and relocation costs	—	—	5.5
Consulting costs	—	—	5.4
Exit activities:
Employee termination and other benefits	—	0.8	3.3
Current asset write-downs	—	1.4	8.8
Transformation and other costs:
Consolidation of manufacturing footprint	—	3.3	4.8
Gain on sale of non-strategic assets	—	—	(12.6
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	2.1	9.2	59.9
Gain on sale of non-strategic assets	—	—	(6.7
Total restructuring, exit and impairment charges	$6.9	$46.7	$177.3

The restructuring, exit and impairment charges for actions initiated in 2008 for each of the Company’s reportable segments for the year ended December 31, 2010 are summarized below:
(in millions)	Boat	Corporate	Total

Employee termination and other benefits	$0.5	$—	$0.5
Current asset write-downs	0.9	—	0.9
Transformation and other costs	3.4	—	3.4
Asset disposition actions	1.7	0.4	2.1
Total restructuring, exit and impairment charges	$6.5	$0.4	$6.9

The restructuring, exit and impairment charges for actions initiated in 2008 for each of the Company’s reportable segments for the year ended December 31, 2009 are summarized below:
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

The following table summarizes the charges recorded in 2010 for restructuring, exit and impairment related to actions initiated in 2008.  The accrued amounts as of December 31, 2010, represent estimated cash expenditures needed to satisfy remaining obligations.  The majority of the costs are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2010	Costs Recognized in 2010	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2010

Employee termination and other benefits	$1.2	$0.5	$—	$(1.0)	$0.7
Current asset write-downs	—	0.9	(0.9)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	1.9	3.4	—	(3.8)	1.5
Asset disposition actions:
Definite-lived asset impairments and loss on disposal	—	2.1	(2.1)	—	—
Total restructuring, exit and impairment charges	$3.1	$6.9	$(3.0)	$(4.8)	$2.2

Note 3 – Goodwill and Trade Name Impairments

Brunswick assesses the impairment of goodwill and indefinite-lived intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company recorded $1.1 million of trade name impairment charges during 2010 in connection with the divestiture of its Triton fiberglass boat brand.  Refer to Note 2 – Restructuring Activities for further discussion.  However, the Company did not record any goodwill or indefinite-lived intangible asset impairments during the annual impairment testing in 2010 and 2009.

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

As a result of the lower fair value estimates, Brunswick concluded that the carrying amounts of its Boat segment reporting unit and the bowling retail and billiards reporting units within the Bowling & Billiards segment exceeded their respective fair values. As a result, the Company compared the implied fair value of the goodwill in each reporting unit with the carrying value and recorded a $374.0 million pretax impairment charge in the third quarter of 2008. In 2008, the Company incurred $377.2 million of goodwill impairment charges, which included the aforementioned $374.0 million, along with impairments primarily related to its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008.  Refer to Note 1 – Significant Accounting Policies for more information regarding the Company’s determination of fair value.

In conjunction with the goodwill impairment testing, the Company analyzed the valuation of its other indefinite-lived intangibles, consisting exclusively of acquired trade names. Brunswick estimated the fair value of trade names by performing a discounted cash flow analysis based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. The analysis resulted in a pretax trade name impairment charge of $121.1 million in the third quarter of 2008, representing the excess of the carrying cost of the trade names over the calculated fair value. In 2008, the Company recorded $133.9 million of trade name impairment charges, which included the aforementioned $121.1 million and additional impairments related to the Company’s decision to exit its Bluewater Marine boat business and its Valley-Dynamo coin-operated commercial billiards business in the second quarter of 2008.  Refer to Note 1 – Significant Accounting Policies for more information regarding how the Company determines fair value.

The following table summarizes the goodwill impairment charges:

(in millions)	2010	2009	2008

Boat	$—	$—	$362.8
Bowling & Billiards	—	—	14.4
Total	$—	$—	$377.2

Brunswick Corporation
Notes to Consolidated Financial Statements

The following table summarizes the trade name impairment charges:

(in millions)	2010	2009	2008

Marine Engine	$—	$—	$4.5
Boat	1.1	—	120.9
Bowling & Billiards	—	—	8.5

Total	$1.1	$—	$133.9

A summary of changes in the Company’s goodwill during the period ended December 31, 2010, by segment follows:

	December 31,				December 31,
(in millions)	2009	Acquisitions	Impairments	Adjustments	2010

Marine Engine	$20.3	$—	$—	$(0.1)	$20.2
Fitness	272.2	—	—	(1.5)	270.7
Total	$292.5	$—	$—	$(1.6)	$290.9

A summary of changes in the Company’s goodwill during the period ended December 31, 2009, by segment follows:

	December 31,				December 31,
(in millions)	2008	Acquisitions	Impairments	Adjustments	2009

Marine Engine	$18.8	$—	$—	$1.5	$20.3
Fitness	272.1	—	—	0.1	272.2

Total	$290.9	$—	$—	$1.6	$292.5

Adjustments in 2010 and 2009 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

A summary of changes in the Company’s trade names, included within Other intangibles, net on the Consolidated Balance Sheets during the period ended December 31, 2010, by segment follows:

	December 31,				December 31,
(in millions)	2009	Acquisitions	Impairments	Adjustments	2010

Marine Engine	$20.3	$—	$—	$(0.5)	$19.8
Boat	12.2	—	(1.1)	—	11.1
Fitness	0.5	—	—	—	0.5

Total	$33.0	$—	$(1.1)	$(0.5)	$31.4

Brunswick Corporation
Notes to Consolidated Financial Statements

A summary of changes in the Company’s trade names during the period ended December 31, 2009, by segment follows:

	December 31,				December 31,
(in millions)	2008	Acquisitions	Impairments	Adjustments	2009

Marine Engine	$20.0	$—	$—	$0.3	$20.3
Boat	12.2	—	—	—	12.2
Fitness	0.6	—	—	(0.1)	0.5

Total	$32.8	$—	$—	$0.2	$33.0

Adjustments in 2009 primarily relate to the effect of foreign currency translation on trade names denominated in currencies other than the U.S. dollar.

Other intangibles consist of the following:

	December 31, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$243.2	$(221.8)	$253.6	$(219.6)
Other	23.0	(19.1)	34.8	(26.2)
Total	$266.2	$(240.9)	$288.4	$(245.8)

Other amortized intangible assets include patents, non-compete agreements and other intangible assets. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation.  Aggregate amortization expense for intangibles was $9.8 million, $11.1 million and $12.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense for intangible assets is approximately $8 million for the year ending December 31, 2011, approximately $5 million in 2012, approximately $4 million in 2013, approximately $3 million in 2014, and approximately $2 million in 2015.

Note 4 –Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated similarly, except that the calculation includes the dilutive effect of stock options and Stock-settled Stock Appreciation Rights (SARs), collectively “options,” and non-vested stock awards.

Basic and diluted loss per common share for the years ended December 31, 2010, 2009 and 2008 are calculated as follows:

(in millions, except per share data)	2010	2009	2008

Net loss	$(110.6)	$(586.2)	$(788.1)

Weighted average outstanding shares – basic	88.7	88.4	88.3
Dilutive effect of common stock equivalents	—	—	—

Weighted average outstanding shares – diluted	88.7	88.4	88.3

Basic loss per common share	$(1.25)	$(6.63)	$(8.93)

Diluted loss per common share	$(1.25)	$(6.63)	$(8.93)

As of December 31, 2010, there were 9.2 million options outstanding, of which 3.8 million were exercisable. This compares with 8.3 million options outstanding, of which 3.3 million were exercisable as of December 31, 2009.  During the years ended December 31, 2010, 2009 and 2008, the Company incurred net losses. As common stock equivalents have an anti-dilutive effect on the Company’s loss per common share, the common stock equivalents were not included in the computation of diluted loss per common share for 2010, 2009 and 2008. Average outstanding basic and diluted shares did not change significantly from 2008 to 2010 due to low levels of stock plan activity.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 5 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands, and operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards. The Company’s segments are defined by management reporting structure and operating activities.

The Marine Engine segment manufactures and markets a full range of sterndrive engines, inboard engines, outboard engines and marine parts and accessories, which are principally sold directly to boat builders, including Brunswick’s Boat segment, or through marine retail dealers worldwide. Mercury Marine also manufactures and distributes boats in certain markets outside the United States. The Company’s engine manufacturing plants are located primarily in the United States, China and Japan, with sales primarily to North American, European and Asian markets.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, offshore fishing boats, aluminum fishing boats, pontoon and deck boats, which are sold primarily through dealers. The Boat segment’s products are manufactured primarily in the United States. Sales to the segment’s largest boat dealer, MarineMax, which has multiple locations, comprised approximately 20 percent of Boat segment sales in 2010, approximately 16 percent in 2009 and approximately 13 percent in 2008.

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total body cross-trainers, stair climbers, stationary bikes and strength-training equipment. These products are manufactured primarily in the United States and Hungary or are sourced from international locations. Fitness equipment is sold mainly in the Americas, Europe and Asia to health clubs, military, government, corporate, hospitality and university facilities, and to consumers through selected mass merchants, specialty retail dealers and through the Company’s Web site.

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

During the first quarter of 2009, the Company realigned the management of its marine service, parts and accessories businesses.  The Boat segment’s parts and accessories businesses of Attwood, Land ‘N’ Sea, Kellogg Marine Supply and Diversified Marine Products are now being managed by the Marine Engine segment’s service and parts business leaders.  As a result, the marine service, parts and accessories operating results previously reported in the Boat segment are now being reported in the Marine Engine segment.  Segment results have been restated for all periods presented to reflect the change in Brunswick’s reported segments.

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, earnings from unconsolidated equity affiliates, other expenses and income of a non-operating nature, interest expense and income, loss on early extinguishment of debt or provisions for income taxes.

Corporate/Other results include items such as corporate staff and administrative costs. Corporate/Other total assets consist of mainly cash and investments in marketable securities, deferred and prepaid income tax balances and investments in unconsolidated affiliates.  Marine eliminations are eliminations between the Marine Engine and Boat segments for sales transactions consummated at established arm’s length transfer prices.

Information as to the operations of Brunswick’s operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2010	2009	2008	2010	2009	2008	2010	2009

Marine Engine	$1,807.4	$1,425.0	$2,207.6	$147.3	$(131.2)	$69.9	$675.3	$649.4
Boat	913.0	615.7	1,719.5	(145.9)	(398.5)	(655.3)	394.6	476.5
Marine eliminations	(182.2)	(98.3)	(306.0)	—	—	—	—	—
Total Marine	2,538.2	1,942.4	3,621.1	1.4	(529.7)	(585.4)	1,069.9	1,125.9
Fitness	541.9	496.8	639.5	59.6	33.5	52.2	559.4	564.7
Bowling & Billiards	323.3	337.0	448.3	12.5	3.1	(12.7)	260.4	288.8
Eliminations	(0.1)	(0.1)	(0.2)	—	—	—	—	—
Corporate/Other	—	—	—	(57.2)	(77.4)	(65.7)	788.3	730.0
Total	$3,403.3	$2,776.1	$4,708.7	$16.3	$(570.5)	$(611.6)	$2,678.0	$2,709.4

	Depreciation			Amortization
(in millions)	2010	2009	2008	2010	2009	2008

Marine Engine	$51.8	$63.8	$72.3	$3.7	$3.8	$3.7
Boat	35.8	46.3	53.1	5.4	6.3	7.0
Fitness	8.1	9.5	11.1	0.1	0.2	0.3
Bowling & Billiards	21.0	23.2	25.0	0.6	0.9	1.4
Corporate/Other	2.8	3.3	3.3	—	—	—

Total	$119.5	$146.1	$164.8	$9.8	$11.2	$12.4

Brunswick Corporation
Notes to Consolidated Financial Statements

	Capital Expenditures			Research & Development Expense
(in millions)	2010	2009	2008	2010	2009	2008

Marine Engine	$30.8	$12.3	$23.5	$53.7	$50.1	$61.3
Boat	17.2	15.5	40.8	17.8	19.6	38.6
Fitness	3.7	2.2	4.5	16.7	14.9	17.4
Bowling & Billiards	4.9	3.3	26.9	3.8	3.9	4.9
Corporate/Other	0.6	—	6.3	—	—	—

Total	$57.2	$33.3	$102.0	$92.0	$88.5	$122.2

Geographic Segments

	Net Sales			Long-Lived Assets
(in millions)	2010	2009	2008	2010	2009

United States	$2,000.0	$1,607.4	$2,650.2	$583.8	$662.8
International	1,403.3	1,168.7	2,058.5	87.6	106.4
Corporate/Other	—	—	—	123.2	113.5

Total	$3,403.3	$2,776.1	$4,708.7	$794.6	$882.7

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 6 – Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$353.9	$15.0	$—	$368.9
Short-term investments in marketable securities	10.8	73.9	—	84.7
Long-term investments in marketable securities	21.0	—	—	21.0
Long-term equity investments	2.0	—	—	2.0
Derivatives	—	3.5	—	3.5

Total Assets	$387.7	$92.4	$—	$480.1

Liabilities:
Derivatives	$—	$3.6	$—	$3.6
Total Liabilities	$—	$3.6	$—	$3.6

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$350.0	$—	$—	$350.0
Short-term investments in marketable securities	0.8	—	—	0.8
Long-term equity investments	4.3	—	—	4.3
Derivatives	—	8.2	—	8.2

Total Assets	$355.1	$8.2	$—	$363.3

Liabilities:
Derivatives	$—	$1.4	$—	$1.4
Total Liabilities	$—	$1.4	$—	$1.4

Refer to Note 12 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class.  In addition to the items shown in the table above, see Note 15 – Postretirement Benefits for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

Brunswick Corporation
Notes to Consolidated Financial Statements

During 2010 and 2009, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities. The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, on certain asset groups to test for potential impairments. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount. Other than the assets measured at fair value on a recurring basis, as shown in the table above, the asset balances shown in the Consolidated Balance Sheets that were measured at fair value on a non-recurring basis during 2010 were $17.4 million, of which $8.5 million, $2.9 million, $2.5 million and $3.5 million were measured as of December 31, 2010, October 2, 2010, July 3, 2010 and April 3, 2010, respectively. Asset balances measured at fair value on a non-recurring basis during the year ended December 31, 2009 were $29.7 million of which $21.3 million, $1.6 million and $6.8 million were measured as of December 31, 2009, October 3, 2009 and July 4, 2009, respectively.  Assets measured at fair value on a nonrecurring basis relate primarily to assets no longer being used.  Those balances were determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 7 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money recognized as an asset, on its Consolidated Balance Sheets in 2010 and 2009.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its receivables into three categories: receivables repurchased from under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 11 – Commitments and Contingencies.  Third-Party Receivables are accounts which have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as a secured obligation with an offsetting balance recorded in Accrued expenses and Other long-term liabilities as discussed in Note 1 – Significant Accounting Policies.  Other Receivables are mostly comprised of notes from customers, which were originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position.  Refer to Note 12- Financial Instruments for more discussion on the Company’s concentration of credit risk.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2010:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Short-Term	$—	$—	$2.9	$11.2	$—	$14.1
Long-Term	—	—	1.1	6.8	—	7.9
Allowance for credit loss	—	—	(1.4)	(8.2)	—	(9.6)
Total	—	—	2.6	9.8	—	12.4

Third-Party Receivables:
Short-Term	8.1	2.9	38.4	0.2	—	49.6
Long-Term	—	—	47.0	0.2	—	47.2
Allowance for credit loss	—	—	—	—	—	—
Total	8.1	2.9	85.4	0.4	—	96.8

Other Receivables:
Short-Term	5.7	0.9	1.5	—	6.4	14.5
Long-Term	5.6	0.8	0.8	—	2.3	9.5
Allowance for credit loss	—	(0.8)	(0.7)	—	(2.8)	(4.3)
Total	11.3	0.9	1.6	—	5.9	19.7
Total Financing Receivables	$19.4	$3.8	$89.6	$10.2	$5.9	$128.9

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 8 – Investments

Investments in Marketable Securities

In November 2010, the Company began investing a portion of its cash reserves in marketable debt securities.  These investments, which have a maturity of up to two years, are reported in either Short-term or Long-term investments in marketable securities on the Consolidated Balance Sheets. Furthermore, the debt securities have readily determinable market values and are being accounted for as available-for-sale investments.  These investments are recorded at fair market value with unrealized gains and losses reflected in Accumulated other comprehensive loss, a component of Shareholders’ equity on the Company’s Consolidated Balance Sheets, on an after-tax basis.

The following is a summary of the Company’s available-for-sale securities as of December 31, 2010:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)

Corporate Bonds	$44.5	$—	$(0.1)	$44.4
Agency Bonds	31.0	—	—	31.0
Commercial Paper	29.5	—	—	29.5
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$105.8	$—	$(0.1)	$105.7

The net carrying value and estimated fair value of debt securities at December 31, 2010, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)

Available-for-sale debt securities:
Due in one year or less	$84.8	$84.7
Due after one year through two years	21.0	21.0
Total available-for-sale debt securities	$105.8	$105.7

There were no sales or redemptions of available-for-sale securities in 2010. The net adjustment to Unrealized investment gains on available-for-sale securities included in Accumulated other comprehensive loss on the Consolidated Balance Sheets was ($0.1) million in 2010.  Total available-for-sale securities as of December 31, 2009 were $0.8 million and consisted of U.S. Treasury Bills.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.” For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or more likely than not the Company will be required to sell the debt securities.  The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not it would not be required to sell such securities before recovery of its amortized cost.  Based on the results of this evaluation, management concluded that as of December 31, 2010, the unrealized losses related to debt securities are temporary.

The majority of the unrealized losses relates to changes in interest rates and market spreads subsequent to purchase. The Company does not consider the credit-related unrealized losses on its debt securities to be material. The securities that have unrealized losses are Corporate and Agency Bonds that are highly-rated.

Brunswick Corporation
Notes to Consolidated Financial Statements

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 9 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. The Company contributed $12.4 million and $0.7 million to other existing joint ventures in 2010 and 2009, respectively.  The Company did not make any contributions to other existing joint ventures in 2008.

Brunswick received dividends from its unconsolidated affiliates of $2.4 million, $0.3 million and $5.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s sales to and purchases from its equity investments, along with the corresponding receivables and payables, were not material to the Company’s overall results of operations for the years ended December 31, 2010, 2009 and 2008, and its financial position as of December 31, 2010 and 2009.

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

Note 9 – Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation (GECC), owns the remaining 51 percent. BAC commenced operations in 2003 and provides secured wholesale inventory floor plan financing to Brunswick’s boat and engine dealers. BAC also purchased and serviced a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers. This program was terminated and replaced in May 2009 with a new facility discussed below and in Note 14 - Debt.

The term of the joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal or purchase at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. Concurrent with finalizing the amended and restated asset-based revolving credit facility (Revolving Credit Facility) in the fourth quarter of 2008, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Revolving Credit Facility.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s available, unused borrowing capacity under the Revolving Credit Facility is below $60 million.  At the end of 2010, the Company was in compliance with the fixed-charge coverage ratio test under both the joint venture agreement and the Revolving Credit Facility.  See Note 14 – Debt for additional discussion.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners. BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC. The sales of these receivables meet the requirements of a “true sale” and are therefore not retained on the financial statements of BAC. The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries. In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables.  BFS and GECDF have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.  The Company records this income in Other expense, net, in the Consolidated Statements of Operations.

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To qualify as the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could potentially be significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at December 31, 2010 and 2009, was $10.3 million and $16.2 million, respectively.  The reduction in BFS’s total investment in BAC is the result of an amendment to the joint venture agreement during the fourth quarter of 2010, which reduced the Company’s minimum investment level from $16.0 million to $10.0 million.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2010	December 31, 2009

Investment	$10.3	$16.2
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(1.3)	(8.4)

Total maximum loss exposure	$81.3	$80.1

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 11 – Commitments and Contingencies.  Repurchase and recourse obligations are mainly related to a global repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates.  The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction.  Amounts above exclude any potential recoveries from the resale value of the repurchased product.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $2.7 million, $3.1 million and $7.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, in Equity earnings (loss) and Other expense, net in the Consolidated Statements of Operations. These amounts include amounts earned by BFS under the aforementioned income sharing agreement, but exclude the discount expense paid by the Company in 2009 and 2008 on the sale of Mercury Marine’s accounts receivable to the joint venture as noted below.

In May 2009, the Company entered into an asset-based lending facility (Mercury Receivables ABL Facility) with GECDF to replace the Mercury Marine accounts receivable sale program the Company had with BAC.  As such, there was no outstanding balance of receivables sold to BAC as of December 31, 2010 or 2009, respectively.  There were no accounts receivable sold to BAC in 2010; however, accounts receivable totaling $186.4 million and $715.4 million were sold to BAC in 2009 and 2008, respectively.  Discounts of $1.3 million and $5.8 million for the years ended December 31, 2009 and 2008, respectively, have been recorded as an expense in Other expense, net, in the Consolidated Statements of Operations. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.1 million and $2.6 million in 2009 and 2008, respectively, for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.  Concurrent with entering into the Mercury Receivables ABL Facility, the Company repurchased $84.2 million of accounts receivable from BAC in May 2009.  See Note 14 – Debt for more details on the Company’s Mercury Receivables ABL Facility.

Note 10 – Income Taxes

The sources of earnings (loss) before income taxes were as follows:

(in millions)	2010	2009	2008

United States	$(145.9)	$(690.8)	$(606.0)
Foreign	61.2	6.1	(26.2)
Loss before income taxes	$(84.7)	$(684.7)	$(632.2)

The income tax provision (benefit) consisted of the following:

(in millions)	2010	2009	2008

Current tax expense (benefit):
U.S. Federal	$0.2	$(10.9)	$(92.0)
State and local	1.3	(0.2)	0.3
Foreign	18.8	11.8	11.4
Total current	20.3	0.7	(80.3)

Deferred tax expense (benefit):
U.S. Federal	3.8	(138.9)	228.3
State and local	1.3	32.0	2.1
Foreign	0.5	7.7	5.8
Total deferred	5.6	(99.2)	236.2
Total provision (benefit)	$25.9	$(98.5)	$155.9

Brunswick Corporation
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2010 and 2009, were as follows:

(in millions)	2010	2009

Current deferred tax assets:
Loss carryovers	$2.3	$113.8
Product warranties	50.6	45.8
Sales incentives and discounts	25.8	23.4
Bad debt and other receivables reserves	15.4	21.0
Other	82.9	109.7
Gross current deferred tax assets	177.0	313.7

Valuation allowance	(153.9)	(207.7)

Total net current deferred tax assets	23.1	106.0

Other	(6.1)	(26.7)
Total current deferred tax liabilities	(6.1)	(26.7)

Total net current deferred taxes	$17.0	$79.3

Non-current deferred tax assets:
Pension	$184.4	$175.5
Loss carryforwards	156.0	225.8
Tax credit carryforwards	148.6	15.2
Postretirement and postemployment benefits	37.9	42.1
Other	62.0	37.8
Gross non-current deferred tax assets	588.9	496.4

Valuation allowance	(568.6)	(429.6)

Total net non-current deferred tax assets	20.3	66.8

Non-current deferred tax liabilities:
Unremitted foreign earnings and withholding	(26.5)	(31.8)
State and local income taxes	(34.9)	-
Other	(30.5)	(45.1)
Total non-current deferred tax liabilities	(91.9)	(76.9)

Total net non-current deferred taxes	$(71.6)	$(10.1)

At December 31, 2010, the Company had a total valuation allowance of $722.5 million, of which $153.9 million was current and $568.6 million was non-current. This valuation allowance is primarily due to uncertainty concerning the realization of certain net deferred tax assets. For the year ended December 31, 2010, the valuation allowance increased $85.2 million, primarily as a result of additional tax losses and tax credits for which no tax benefit could be recorded. The remaining realizable value of net deferred tax assets at December 31, 2010, was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks and certain tax planning strategies.

At December 31, 2010, the tax benefit of loss carryovers totaling $158.3 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $2.0 million for the tax benefit of a federal net operating loss (NOL) carryback, $26.0 million for the tax benefit of a federal NOL carryforward, $68.6 million for the tax benefit of state NOL carryforwards, $38.7 million for the tax benefit of foreign NOL carryforwards and $23.0 million for the tax benefit of unused capital losses. NOL carryforwards of $102.4 million expire at various intervals between the years 2011 and 2030, while $30.9 million have an unlimited life.

At December 31, 2010, tax credit carryforwards totaling $148.6 million were available to reduce future tax liabilities.  This deferred tax asset was comprised of $58.4 million related to foreign tax credits, $57.5 million related to general business credits, $2.4 million related to miscellaneous other federal credits, and $30.3 million of various state tax credits related to research and development, capital investment, and job incentives.  The above credits expire at various intervals between the years 2011 and 2032.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the United States of earnings from all non-U.S. subsidiaries and unconsolidated affiliates. The indefinite reversal criterion allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

The Company had undistributed earnings of foreign subsidiaries of $28.1 million and $22.7 million at December 31, 2010 and 2009, respectively, for which deferred taxes have not been provided as such earnings are presumed to be indefinitely reinvested in the foreign subsidiaries. If such earnings were repatriated, additional tax provisions may result. In the fourth quarter of 2009, the Company determined that undistributed earnings at certain foreign subsidiaries would no longer be designated as permanently reinvested. As a result of this change in assertion, the Company increased its deferred tax liabilities related to undistributed foreign earnings by $18.9 million during the fourth quarter of 2009. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

Brunswick Corporation
Notes to Consolidated Financial Statements

As of December 31, 2010, 2009 and 2008 the Company had $36.9 million, $45.9 million and $44.2 million of gross unrecognized tax benefits, including interest, respectively. Of these amounts, $35.0 million, $42.2 million, and $37.0 million, respectively, represent the portion that, if recognized, would impact the Company’s tax provision and the effective tax rate.

 The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, 2009 and 2008 the Company had $4.9 million, $6.0 million and $6.9 million accrued for the payments of interest, respectively, and no amounts accrued for penalties.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2010 and 2009 annual reporting periods:

(in millions)	2010	2009

Balance at January 1	$39.9	$37.3
Gross increases – tax positions prior periods	3.2	11.3
Gross decreases – tax positions prior periods	(1.9)	(2.9)
Gross increases – current period tax positions	1.8	2.7
Decreases – settlements with taxing authorities	(7.1)	(3.2)
Reductions – lapse of statute of limitations	(3.4)	(5.9)
Other – CTA	(0.5)	0.6

Balance at December 31	$32.0	$39.9

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2010 will decrease by approximately $14 million in 2011 as a result of expected settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2011, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2004 through 2009 are currently open for IRS examination. The IRS has completed its field examination and has issued its Revenue Agents Report for 2004 and 2005 and all open issues have been resolved. The IRS examination for 2006, 2007, 2008 and 2009 is currently in process. The Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year, mainly as a result of filing amended tax returns, which were generated by the closing of federal income tax audits. With the exception of Germany, where the Company is currently undergoing a tax audit for taxable years 1998 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2005. As a result of the German tax audit for the years 1998 through 2001, the Company’s German subsidiary received a proposed audit adjustment in the fourth quarter of 2009, which is being contested by the Company, related to the shutdown of the subsidiary’s pinsetter manufacturing operation and sale of the subsidiary’s pinsetter assets to a related subsidiary.

The difference between the actual income tax provision (benefit) and the tax benefit computed by applying the statutory Federal income tax rate to loss before income taxes is attributable to the following:

(in millions)	2010	2009	2008

Income tax benefit at 35 percent	$(29.7)	$(239.7)	$(221.3)
State and local income taxes, net of Federal income tax effect	(5.5)	(20.6)	(17.8)
Deferred tax asset valuation allowance	79.0	179.5	338.3
OCI reclassification to continuing operations	—	(29.9)	—
Change in permanently reinvested assertion	—	18.9	—
Nondeductible impairment charges	—	—	68.1
Asset dispositions and write-offs	(2.1)	(1.9)	(13.3)
Change in estimates related to prior years and prior
years amended tax return filings	1.1	(4.3)	5.0
Federal and state tax credits	(21.3)	(0.5)	(5.3)
Taxes related to foreign income, net of credits	8.0	(9.1)	(0.9)
Tax reserve reassessment	0.2	7.4	0.4
Other	(3.8)	1.7	2.7

Actual income tax provision (benefit)	$25.9	$(98.5)	$155.9

Effective tax rate	(30.6)%	14.4%	(24.7)%

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, mainly in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The potential cash payments associated with these customer financing arrangements as of December 31, 2010 and 2009, respectively, were:

	Single Year Potential Obligation		Maximum Potential Obligation
(in millions)	2010	2009	2010	2009

Marine Engine	$6.0	$6.4	$6.0	$6.4
Boat	3.2	3.6	3.2	3.6
Fitness	28.1	27.5	43.6	35.0
Bowling & Billiards	5.4	7.0	11.8	15.9
Total	$42.7	$44.5	$64.6	$60.9

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is mitigated by the value of the collateral that secures the financing. The Company had $6.0 million and $4.4 million accrued for potential losses related to recourse exposure at December 31, 2010 and 2009, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The amount of collateral the Company could be required to repurchase as of December 31, 2010 and 2009 was:

	Single Year Potential Obligation		Maximum Potential Obligation
(in millions)	2010	2009	2010	2009

Marine Engine	$2.6	$2.6	$2.6	$2.6
Boat	86.3	91.5	106.3	111.5
Bowling & Billiards	0.2	0.5	0.2	0.5

Total	$89.1	$94.6	$109.1	$114.6

The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.7 million and $9.0 million accrued for potential losses related to repurchase exposure at December 31, 2010 and 2009, respectively.  The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded the fair value of its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances.  Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults rise beyond current expectations.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $88.7 million and $99.0 million as of December 31, 2010 and 2009, respectively.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs.  In addition, the Company has provided a letter of credit to GE Commercial Distribution Finance Corporation (GECDF) as a guarantee of the Company’s obligations to GECDF and affiliates under various agreements.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $14.8 million as collateral against $17.2 million of outstanding surety bonds as of December 31, 2010.

In addition to the guarantee arrangements discussed above, the Company has accounts receivable sale arrangements with certain third parties.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $49.6 million and $46.1 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2010 and 2009, respectively, related to these arrangements.  Further, the long-term portion of these arrangements of $47.2 million and $46.3 million as of December 31, 2010 and 2009, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Brunswick Corporation
Notes to Consolidated Financial Statements

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized.  The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim.  The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated. The Company’s warranty reserves are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure. If actual costs differ from estimated costs, a revision to the warranty reserve would be required.

The following activity related to product warranty liabilities was recorded in Accrued expenses at December 31:

(in millions)	2010	2009

Balance at January 1	$139.8	$145.4
Payments made	(89.4)	(95.9)
Provisions/additions for contracts issued/sold	101.1	89.4
Aggregate changes for preexisting warranties	(0.2)	0.9
Balance at December 31	$151.3	$139.8

Additionally, customers may purchase a contract from the Company that extends product warranty beyond the standard period in the Company’s Marine Engine, Boat and Fitness segments. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $37.4 million and $38.0 million at December 31, 2010 and 2009, respectively.

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

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $48 million to $84 million as of December 31, 2010. At December 31, 2010 and 2009, Brunswick had reserves for environmental liabilities of $48.5 million and $48.0 million, respectively, reflected in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. There were environmental provisions of $1.3 million and $2.4 million for the years ended December 31, 2010 and 2009, respectively.  There was no environmental provision for the year ended December 31, 2008.

Brunswick accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company’s environmental claims, when finally resolved, will not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position or results of operations.

Brunswick Corporation
Notes to Consolidated Financial Statements

Asbestos Claims

Brunswick’s subsidiary, Old Orchard Industrial Corp., is a defendant in more than 2,500 lawsuits involving claims of asbestos exposure from products manufactured by Vapor Corporation (Vapor), a former subsidiary divested by the Company in 1990. The substantial majority of the asbestos suits involve numerous other defendants. The claims generally allege that Vapor sold products that contained components, such as gaskets, which included asbestos, and seek monetary damages. Neither Brunswick nor Vapor is alleged to have manufactured asbestos. Several thousand claims including more than 6,000 in 2010, have been dismissed with no payment and no claim has gone to jury verdict. In a few cases, claims have been filed against other Brunswick entities alleging the sale of products with components that include asbestos.  A majority of these suits have been dismissed or settled for nominal amounts. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Brazilian Customs Dispute

In June 2007, the Brazilian Customs Office issued an assessment against a Company subsidiary in the amount of approximately $14 million related to the importation of Life Fitness products into Brazil. The assessment was based on a determination by Brazilian customs officials that the proper import value of Life Fitness equipment imported into Brazil should be the manufacturer’s suggested retail price of those goods in the United States. This assessment was dismissed during 2008. The Brazilian Customs Office appealed the ruling as a matter of course but, in July 2010, the Office terminated its appeal.

Note 12 – Financial Instruments

The Company operates globally, with manufacturing and sales facilities in various locations around the world. Due to the Company’s global operations, the Company engages in activities involving both financial and market risks. The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2010, 2009 and 2008. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

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

Cash Flow Hedges. The Company enters into contracts using certain derivative instruments that qualify as cash flow hedges.  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of aluminum and natural gas, to manage risk related to price changes. In prior periods, the Company entered into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2010, the term of derivative instruments hedging forecasted transactions ranged from one to 13 months.

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2010		2009
(in millions)	Pretax	After-tax	Pretax	After-tax

Beginning balance	$9.6	$6.2	$3.8	$2.4
Net change associated with current period hedging activity	(1.7)	(1.7)	2.7	1.7
Net amount recognized into earnings (loss)	(4.8)	(4.8)	1.7	1.0
Other	—	—	1.4	1.1
Ending balance	$3.1	$(0.3)	$9.6	$6.2

Brunswick Corporation
Notes to Consolidated Financial Statements

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from changes in foreign currency rates. These include: product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at December 31, 2010 and 2009, had notional contract values of $138.3 million and $101.9 million, respectively. Option contracts outstanding at December 31, 2010 and 2009, had notional contract values of $181.1 million and $103.7 million, respectively. The forward and options contracts outstanding at December 31, 2010, mature during 2011 and mainly relate to the Euro, Canadian dollar, Japanese yen, Australian dollar, Mexican peso, Swedish krona, British pound, Norwegian krone, Hungarian forint, and New Zealand dollar. As of December 31, 2010, the Company estimates that during the next 12 months, it will reclassify approximately $3.3 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. As of December 31, 2010 and 2009, the Company had $3.9 million and $4.8 million, respectively, of net deferred gains associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss. These amounts include gains deferred on $250.0 million of forward starting interest rate swaps terminated in July 2006 and losses deferred on $150.0 million of forward starting swaps terminated in August 2008.  There were no forward starting interest rate swaps outstanding as of December 31, 2010. In 2010, the Company recognized $0.9 million of income related to the net amortization of deferred gains and losses resulting from settled forward starting interest rate swaps.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and natural gas. Commodity swap contracts outstanding at December 31, 2010 and 2009 had notional values of $14.0 million and $15.5 million, respectively. The contracts outstanding mature throughout 2011. The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2010, the Company estimates that during the next 12 months, it will reclassify approximately $2.4 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of December 31, 2010, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$1.1	Accrued expenses	$3.4
Commodity contracts	Prepaid expenses and other	2.4	Accrued expenses	0.2
Total		$3.5		$3.6

As of December 31, 2009, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$1.8	Accrued expenses	$1.4
Commodity contracts	Prepaid expenses and other	6.4	Accrued expenses	—
Total		$8.2		$1.4

Brunswick Corporation
Notes to Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2010, was:
(in millions)
Fair Value Hedging Instruments	Location of Gain/(Loss) on Derivatives Recognized in Earnings (Loss)	Amount of Gain/(Loss) on Derivatives Recognized in Earnings (Loss)

Foreign exchange contracts	Cost of sales	$(1.8)
Foreign exchange contracts	Other income (expense), net	0.4
Total		$(1.4)

Cash Flow Hedge Instruments	Amount of Loss on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)

Interest rate contracts	$—	Interest expense	$0.9
Foreign exchange contracts	(0.7)	Cost of sales	2.0
Commodity contracts	(1.0)	Cost of sales	1.9

Total	$(1.7)		$4.8

Brunswick Corporation
Notes to Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2009, was:
(in millions)
Fair Value Hedging Instruments	Location of Loss on Derivatives Recognized in Earnings (Loss)	Amount of Loss on Derivatives Recognized in Earnings (Loss)

Foreign exchange contracts	Cost of sales	$(7.2)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)

Interest rate contracts	$—	Interest expense	$0.9
Foreign exchange contracts	(3.7)	Cost of sales	11.9
Commodity contracts	6.4	Cost of sales	(14.5)

Total	$2.7		$(1.7)

Concentration of Credit Risk. The Company enters into financial instruments with banks and investment firms with which the Company has business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. The Company’s business units maintain credit organizations to manage financial exposure.  Credit risk assessments are performed on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  There are no concentrations of credit risk resulting from  accounts receivable that are considered material to the Company’s financial position.  Refer to Note 7 – Financing Receivables for more information.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2010 and 2009, the fair value of the Company’s long-term debt was approximately $870.0 million and $811.2 million, respectively, as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $830.1 million as of December 31, 2010.

Note 13 – Accrued Expenses

Accrued Expenses at December 31 were as follows:

(in millions)	2010	2009

Product warranties	$151.3	$139.8
Compensation and benefit plans	144.0	139.8
Sales incentives and discounts	93.6	88.5
Deferred revenue and customer deposits	58.9	53.5
Repurchase, recourse and secured obligations	57.3	59.5
Insurance reserves	49.8	43.7
Interest	21.9	23.0
Real, personal and other non-income taxes	12.6	14.4
Environmental reserves	8.8	9.7
Other	63.0	62.0
Total accrued expenses	$661.2	$633.9

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 14 – Debt

Short-term debt at December 31 consisted of the following:

(in millions)	2010	2009

Current maturities of long-term debt	$1.7	$1.8
Other short-term debt	0.5	9.7
Total short-term debt	$2.2	$11.5

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF) to replace the Mercury Marine accounts receivable sale program the Company had with Brunswick Acceptance Company, LLC (BAC) as described in Note 9 – Financial Services. The Mercury Receivables ABL Facility agreement provides for a base level of borrowings of $100.0 million that are secured by the domestic accounts receivable of Mercury Marine, a division of the Company, at a borrowing rate, set at the beginning of each month, equal to the one-month LIBOR rate plus 4.25 percent; provided, however, that the one-month LIBOR rate shall not be less than 1.0 percent. Borrowings under the Mercury Receivables ABL Facility can be increased to $120.0 million to accommodate seasonal increases in accounts receivable from May to August. Borrowing availability under this facility is subject to a borrowing base consisting of Mercury Marine domestic accounts receivable, adjusted for eligibility requirements, with an 85 percent advance rate. The Company was also able to borrow an additional $21.5 million in excess of the borrowing base according to the over-advance feature through November 2009, which declined ratably each month through November 2010. Borrowings under the Mercury Receivables ABL Facility are further limited to the lesser of the total amount available under the Mercury Receivables ABL Facility or the Mercury Marine receivables, excluding certain amounts, pledged as collateral against the Mercury Receivables ABL Facility. The Mercury Receivables ABL Facility also includes a financial covenant, which corresponds to the minimum fixed-charge coverage ratio covenant included in the Company’s revolving credit facility and the BAC joint venture agreement described in Note 9 – Financial Services. The Mercury Receivables ABL Facility’s term will expire concurrently with the termination of BAC, by the Company with 90 days notice or by GECDF upon the Company’s default under the Mercury Receivables ABL Facility, including failure to comply with the facility’s financial covenant. Initial borrowings under the Mercury Receivables ABL Facility were $81.1 million. At December 31, 2010 and December 31, 2009 the Company had no borrowings under this facility.  The amount of borrowing capacity available under this facility at December 31, 2010 and December 31, 2009 was $32.3 million and $42.2 million, respectively.

Long-Term Debt at December 31 consisted of the following:

(in millions)	2010	2009

Senior notes, currently 11.25%, due 2016, net of discount of
$8.4 and $9.9	$341.6	$340.1
Notes, 7.125% due 2027, net of discount of $0.8 and $0.8	199.2	199.2
Debentures, 7.375% due 2023, net of discount of $0.4 and $0.4	124.6	124.6
Senior notes, currently 11.75%, due 2013	117.2	153.4
Loan with Fond du Lac County Economic Development Corporation, 2.0%
due 2021, net of discount of $8.0 and $3.8	42.0	16.2
Notes, various up to 5.0% payable through 2015	5.5	7.7
	830.1	841.2
Current maturities	(1.7)	(1.8)

Long-term debt	$828.4	$839.4

Scheduled maturities, net of discounts
2011	$1.7
2012	6.5
2013	123.5
2014	5.9
2015	5.1
Thereafter	687.4
Total long-term debt including current maturities	$830.1

On December 23, 2009, the Company entered into a $50 million loan agreement with the Fond du Lac County Economic Development Corporation (FDL-EDC).  Borrowings under this loan accrue interest at a 2.0 percent interest rate.  This loan is part of a $50.0 million appropriation made to the FDL-EDC by the County of Fond du Lac, Wisconsin to provide financial assistance to encourage and enable the Company’s Mercury Marine division to remain headquartered in Fond du Lac.  See Note 2 – Restructuring Activities for further discussion.  Initial borrowings of $20.0 million occurred in December 2009.  Additional borrowings of $10.0 million and $20.0 million occurred in March 2010 and September 2010, respectively.  Principal payments under the FDL-EDC loan are due in ten equal annual installments beginning December 23, 2012 through 2021.  Likewise, interest accrues on the loan and is payable at the date of the first principal payment, and is due annually thereafter.  Under the terms of the FDL-EDC loan, up to approximately 43 percent of the principal due is forgivable if the Company achieves certain employment target levels as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters.  The FDL-EDC loan is secured by facilities and machinery and equipment located in Fond du Lac.  The carrying value of this debt at December 31, 2010 and 2009, has been reduced by an $8.0 million and a $3.8 million discount, respectively, determined using a blended market based interest rate of 3.59 percent and 3.79 percent, respectively, rather than the stated interest rate of 2.0 percent as the stated interest rate is viewed as a below market interest rate, net of any amortization.

Brunswick Corporation
Notes to Consolidated Financial Statements

In August 2009, the Company completed the offering of a $350.0 million aggregate principal amount of 11.25 percent senior secured notes due 2016 under a private offering to qualified institutional buyers in accordance with Rule 144A, and to persons outside the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended.  Interest is payable semi-annually in arrears on May 1 and November 1, and commenced on November 1, 2009.  A portion of the proceeds from this offering were used to repurchase notes due in 2011 and $96.6 million of its outstanding $250.0 million principal amount 11.75 percent Senior notes due 2013.  As a result of repurchase activity in 2009, which occurred at a premium, the Company recorded a $13.1 million loss on early extinguishment of debt.  The Company repurchased an additional $36.2 million of its 11.75 percent Senior notes due 2013 during the year ended December 31, 2010.  As a result of the premium paid to retire these notes, the Company recorded a Loss on early extinguishment of debt in the Consolidated Statement of Operations of $5.7 million during the year ended December 31, 2010.

In December 2008, the Company converted its revolving credit facility into a $400.0 million secured, asset-based facility (Facility), which remains in place through May 2012. Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain cash balances, accounts receivable, inventory, and machinery and equipment of certain of the Company’s domestic subsidiaries. Other than the Company’s letters of credit, there were no loan borrowings under the Facility during 2010 or 2009. As of December 31, 2010, the borrowing base totaled $200.7 million, excluding cash.  Available capacity totaled $129.8 million, net of $70.9 million of letters of credit outstanding under the Facility. The borrowing base will be affected by changes in eligible collateral in future periods. The Company has the ability to issue up to $150.0 million in letters of credit under the Facility. The Company pays a facility fee of 75 to 100 basis points per annum, which is based on the daily average utilization of the facility.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus 4.00 percent, or the highest of the following, plus a margin of 3.50 percent: the Federal Funds rate plus 0.50 percent, the prime rate established by JPMorgan Chase Bank, N.A. or the one month adjusted LIBOR rate plus 1.00 percent. The Company’s borrowing capacity may also be affected by the fixed charge coverage covenant included in the facility.  The covenant requires that the Company maintain a fixed charge ratio, as defined in the agreement, of greater than 1.1 times, whenever the unused borrowing capacity falls below $60.0 million.  At the end of the fourth quarter of 2010, the Company had a fixed charge ratio in excess of 1.1 times, and therefore had full access to borrowing capacity available under the facility.  When the fixed charge ratio is below 1.1 times, the Company is required to maintain at least $60.0 million of unused borrowing capacity in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $60.0 million whenever the fixed charge ratio falls below 1.1 times.  Prior to the fourth quarter of 2010, the Company had a fixed charge ratio below 1.1 times, but was in compliance with the covenant as unused borrowing capacity exceeded $60.0 million.

Note 15 – Postretirement Benefits

Overview. The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company’s contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. The expense related to these plans was $25.0 million, $24.0 million and $12.5 million in 2010, 2009 and 2008, respectively. Company contributions to multiemployer plans were $0.3 million, $0.4 million and $0.5 million in 2010, 2009 and 2008, respectively.

 The Company’s domestic pension and retiree health care and life insurance benefit plans, which are discussed below, provide benefits based on years of service and, for some plans, average compensation prior to retirement. The Company uses a December 31 measurement date for these plans. The Company’s foreign postretirement benefit plans are not significant individually or in the aggregate.

Plan Developments. During 2010, the Company froze future benefit accruals for certain hourly pension plan participants effective December 31, 2011.  The Company recognized this action as a curtailment.  Additionally, a benefit freeze in the retiree medical and life insurance benefit plan for certain hourly participants was recognized as a negative plan amendment due to the elimination of benefits earned.  In connection with the negative plan amendment, the Company recognized an $0.8 million reduction of its benefit obligation for hourly retiree medical and life insurance benefit plans.

During 2009, the Company froze future benefit accruals for certain hourly pension plan participants effective December 31, 2009, and eliminated future service for other hourly pension plan participants due to plant consolidation actions.  The Company recognized these actions as curtailments.  Additionally, a freeze of the retiree medical and life insurance benefit plan for certain hourly participants was recognized as a negative plan amendment due to the elimination of benefits earned and a curtailment due to the elimination of future benefit accruals. Curtailments due to employee terminations during 2009 were also recognized.  In connection with the negative plan amendment, the Company recognized an $11.9 million reduction of its benefit obligation for hourly retiree medical and life insurance benefit plans.

On December 31, 2008, the Company froze benefit accruals for salaried pension plan participants effective December 31, 2009. Age and years of service eligibility under the retiree health care benefit plan for salaried participants were also affected by this freeze. The Company recognized these actions as a curtailment and a negative plan amendment, respectively, at December 31, 2008. The Company also recognized curtailments in two of the hourly pension plans in 2008 due to employee terminations. In connection with these curtailments and negative plan amendment, the Company recognized a reduction of its benefit obligations for pension and retiree healthcare benefits of $19.7 million and $17.5 million, respectively.

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

Brunswick Corporation
Notes to Consolidated Financial Statements

Costs. Pension and other postretirement benefit costs included the following components for 2010, 2009 and 2008:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2010	2009	2008	2010	2009	2008

Service cost	$1.1	$9.2	$15.0	$0.4	$1.1	$2.9
Interest cost	64.8	66.4	67.6	3.9	4.9	6.5
Expected return on plan assets	(49.5)	(49.4)	(84.0)	—	—	—
Amortization of prior service costs
(credits)	0.4	3.6	6.5	(3.9)	(2.4)	(1.7)
Amortization of net actuarial loss	22.2	52.5	3.6	—	—	0.1
Curtailment loss (gain)	0.1	12.4	5.2	—	0.7	(0.6)
Settlement loss	—	1.5	—	—	—	—

Net pension and other benefit costs	$39.1	$96.2	$13.9	$0.4	$4.3	$7.2

  Benefit Obligations and Funded Status. A reconciliation of the changes in the plans benefit obligations and fair value of assets over the two-year period ending December 31, 2010, and a statement of the funded status at December 31 for these years for the Company’s pension and other postretirement benefit plans follow:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2010	2009	2010	2009

Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,143.8	$1,088.0	$76.0	$100.7
Service cost	1.1	9.2	0.4	1.1
Interest cost	64.8	66.4	3.9	4.9
Participant contributions	—	—	1.9	1.5
Actuarial (gains) losses	74.8	52.3	6.6	(11.6)
Benefit payments	(70.4)	(64.5)	(10.2)	(8.8)
Plan amendments	0.1	—	(0.8)	(11.9)
Curtailment losses	—	—	—	0.1
Settlement loss	—	0.9	—	—
Settlement payment	—	(8.5)	—	—

Benefit obligation at December 31	1,214.2	1,143.8	77.8	76.0

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	682.2	655.5	—	—
Actual return on plan assets	91.2	78.1	—	—
Employer contributions	37.4	21.6	8.3	7.3
Participant contributions	—	—	1.9	1.5
Benefit payments	(70.4)	(64.5)	(10.2)	(8.8)
Settlement payment	—	(8.5)	—	—

Fair value of plan assets at December 31	740.4	682.2	—	—
Funded status at December 31	$(473.8)	$(461.6)	$(77.8)	$(76.0)

Brunswick Corporation
Notes to Consolidated Financial Statements

The amounts included in the Company’s Consolidated Balance Sheets as of December 31, 2010 and 2009, were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2010	2009	2010	2009

Accrued expenses	$4.1	$2.8	$10.4	$8.6
Postretirement benefit liabilities	469.7	458.8	67.4	67.4
Net amount recognized	$473.8	$461.6	$77.8	$76.0

The projected and accumulated benefit obligations for the Company’s pension plans were in excess of plan assets for all plans.  The projected and accumulated benefit obligations and fair value of plan assets for the Company’s qualified and nonqualified pension plans at December 31 were as follows:

(in millions)	2010	2009

Projected benefit obligation	$1,214.2	$1,143.8
Accumulated benefit obligation	$1,214.2	$1,143.8
Fair value of plan assets	$740.4	$682.2
Funded status	61%	60%

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company’s unfunded, nonqualified pension plan of $42.0 million and $42.9 million at December 31, 2010 and 2009, respectively.

The Company’s nonqualified pension plan and other postretirement benefit plans are not funded.

Accumulated Other Comprehensive Income (Loss). The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive income (loss) as of December 31:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2010	2009	2010	2009

Prior service costs (credits)
Beginning balance	$1.2	$17.2	$(26.5)	$(19.5)
Prior service cost (credit) arising during the period	0.1	—	(0.8)	(11.9)
Amount recognized as component of net benefit costs	(0.5)	(16.0)	3.9	4.9

Ending balance	0.8	1.2	(23.4)	(26.5)

Net actuarial losses
Beginning balance	483.2	512.7	6.6	21.2
Actuarial losses (gains) arising during the period	33.1	24.5	6.6	(14.6)
Amount recognized as component of net benefit costs	(22.2)	(54.0)	—	—

Ending balance	494.1	483.2	13.2	6.6
Total	$494.9	$484.4	$(10.2)	$(19.9)

The estimated pretax prior service cost and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2010, expected to be recognized as components of net periodic benefit cost in 2011 for the Company’s pension plans, are $0.3 million and $21.6 million, respectively. The estimated pretax prior service credit and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2010, expected to be recognized as components of net periodic benefit cost in 2011 for the Company’s other postretirement benefit plans, are $3.9 million and $0.6 million, respectively.

Prior service costs for pension benefits are amortized on a straight-line basis over the average remaining service period of active plan participants. Prior service costs and credits associated with other postretirement benefits are being amortized on a straight-line basis over the average future working lifetime to full eligibility for active hourly plan participants and over the average remaining life expectancy for those plans’ participants who are fully eligible for benefits.  Actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market value of assets are amortized over the remaining service period of active plan participants and over the average remaining life expectancy of inactive plan participants.

Brunswick Corporation
Notes to Consolidated Financial Statements

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service.  The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2010	2009

Health care cost trend rate for next year	7.8%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2010, would have the following effects:

	One Percent	One Percent
(in millions)	Increase	Decrease
Effect on total service and interest cost	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	$2.0	$(1.9)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Assumptions. Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

Other
Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Discount rate	5.30%	5.85%	4.80%	5.45%
Rate of compensation increase(A)	0.00%	0.00%	—	—

(A)
Assumption used in determining pension benefit obligation only. The rate of compensation increase was reduced to 0.00% at December 31, 2008, as a result of the decision to freeze future benefit accruals for those plans where benefits are based on average compensation.

Brunswick Corporation
Notes to Consolidated Financial Statements

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2010	2009	2008

Discount rate for pension benefits(A)	5.85%	6.00%-7.65%	6.50%
Discount rate for other postretirement benefits(A)	5.45%	5.50%-7.25%	6.35%
Long-term rate of return on plan assets(B)	7.50%	8.00%	8.50%
Rate of compensation increase(B)	0.00%	0.00%	3.25%

(A)	Range of discount rates in 2009 reflects the remeasurements of pension and postretirement benefit costs during the year due to negative plan amendments and curtailments recognized.
(B)	Assumption used in determining pension benefit cost only.

The Company utilized a yield curve analysis to determine the discount rates for pension and other postretirement benefit obligations in 2010, 2009, 2008 and 2007. The yield curve consists of spot interest rates at half yearly increments for each of the next 30 years and was developed based on pricing and yield information for high quality corporate bonds rated Aa by Moody’s, excluding callable bonds, bonds of less than a minimum size and other filtering criteria. The yield curve analysis matched the cash flows of the Company’s benefit obligations.

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience, future expectations of investment returns, anticipated asset allocations, investment strategies and views of investment professionals. The Company’s long-term rate of return on assets assumptions of 7.5 percent for 2010, 8.0 percent for 2009, and 8.5 percent for 2008, reflects expectations of projected weighted average market returns for the plans’ assets.

Master Trust Investments. Assets of the Company’s Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. In general, the Trust’s investment strategy is to invest in a diversified portfolio of assets that will generate returns equal to or in excess of the discount rate used to measure plan liabilities. The excess returns generated from this strategy will contribute to improving the funded position of the plan. In order for returns to exceed the discount rate, the Trust will invest in equities and other asset classes which have had historically higher rates of returns than fixed income investments.  These asset classes have also had lower correlations to changes in plan liabilities resulting from changes in the discount rate.  All investments are continually monitored and reviewed, with a focus on asset allocation, investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Over time, the Company will be shifting a greater percentage of the Trust’s assets into long-term fixed-income securities, with an objective of achieving an improved matching of asset returns with changes in liabilities. The Company will consider these changes in asset allocation based on a number of factors including improvements in the plans’ funded position, performance of equity investments and changes in the discount rate used to measure plan liabilities.  In 2010, the Company liquidated most real estate investments.  Investments in equity assets were transitioned to a passive manager from active equity managers to ensure efficient and timely changes in asset allocations and reduce the risk associated with active management.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Trust asset allocation at December 31, 2010 and 2009, and target allocations for December 31, 2010 were as follows:

	2010	2009	Target Allocations

Equity securities:
United States	54%	50%	55%
International	11%	12%	10%
Fixed-income securities	33%	25%	35%
Real estate	—	12%	—
Short-term investments	2%	1%	—
Total	100%	100%	100%

The fair values of the Trust’s pension assets at December 31, 2010, by asset class were as follows:

	Fair Value Measurements at December 31, 2010 (A)

(in millions)		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$18.3	$—	$18.3	$—
Equity securities: (B)
United States	393.5	0.3	393.2	—
International	82.6	—	82.6	—
Debt securities:
Government securities (C)	49.8	24.6	25.2	—
Corporate securities (D)	9.1	—	9.1	—
Commingled funds (E)	186.7	—	186.7	—
Real estate (F)	0.9	—	—	0.9
Other investments (G)	0.6	—	0.6	—
Total pension assets at fair value	741.5	$24.9	$715.7	$0.9
Other assets (H)	(1.1)
Total pension plan net assets	$740.4

(A)
See Note 6 – Fair Value Measurements for a description of levels within the fair value hierarchy.  The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  A description of the valuation methodologies is provided following the tables.  There were no significant transfers in and/or out of Level 1, Level 2 and Level 3 in 2010.

(B)
Effective June 2010, active equity managers were replaced with a passive equity manager.  The majority of equity assets are invested in two indexed funds based on the Russell 3000 Index (U.S.) and the MSCI EAFE Equity Index (International).  The Trust did not directly own any of the Company’s common stock as of December 31, 2010.

(C)	Government securities are comprised primarily of U.S. Treasury bonds and to a lesser extent other government securities.
(D)	Corporate securities consist primarily of investment grade bonds issued by companies in diversified industries.
(E)
This class includes commingled funds that primarily invest in government-related securities and investment grade corporate securities. This class also includes nominal investments in non-agency collateralized mortgage obligation and mortgage-backed securities, futures and options.

(F)	This class represents a limited partnership real estate fund with investments in apartments.
(G)	This class includes a small amount of derivatives (interest rate swaps, options and futures).
(H)	This class includes dividends and interest receivable and receivables/payables for securities sold/purchased.

Brunswick Corporation
Notes to Consolidated Financial Statements

The fair values of the Trust's pension assets at December 31, 2009, by asset class were as follows:

	Fair Value Measurements at December 31, 2009 (A)

(in millions)		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$10.3	$—	$10.3	$—
Equity securities (B):
United States (C)	332.2	329.9	—	2.3
International (D)	80.0	—	80.0	—
Debt securities:
Government securities (E)	31.3	30.1	1.2	—
Corporate securities (F)	9.9	—	9.9	—
Commingled funds (G)	129.9	—	129.9	—
Real estate (H)	82.8	3.0	—	79.8
Other investments (I)	5.5	—	(0.3)	5.8
Total pension assets at fair value	681.9	$363.0	$231.0	$87.9
Other assets (J)	0.3
Total pension plan net assets	$682.2

(A)
See Note 6 – Fair Value Measurements for a description of levels within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. A description of the valuation methodologies is provided below.

(B)	Equity securities did not include any shares of the Company's common stock at December 31, 2009.
(C)	United States equities are well diversified by industry sector and equity style (large cap, small cap, growth and value).
(D)	This class represents an equity strategy that primarily invests in companies organized or conducting business in countries other than the United States.
(E)	Government securities are comprised primarily of U.S. Treasury bonds and to a lesser extent other government securities.
(F)	Corporate securities consist primarily of investment grade bonds issued by companies in diversified industries.
(G)
This class includes commingled funds that primarily invest in government-related securities and investment grade corporate securities. This class also includes nominal investments in non-agency collateralized mortgage obligation and mortgage-backed securities, futures and options.

(H)	This class represents real estate funds with investments in commercial real estate, apartments and REITs.
(I)
This class primarily includes a fund that invests in equities with a focus in oil, natural gas, oil exploration and oil service.  This investment was liquidated in January 2010.  This category also includes a small amount of derivatives (interest rate swaps, options and futures).

(J)	This class includes dividends and interest receivable and receivables/payables for securities sold/purchased.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value:

Equity securities: The indexed equity funds are valued at the net asset value (NAV) provided by the investment managers. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. Other equity securities are valued at quoted market price of securities if available, otherwise the securities are valued using a pricing model developed by the investment managers.

Corporate debt securities: Corporate debt securities are valued using proprietary pricing models used by the investment managers, which are based on estimated prices at which a dealer would pay for or sell a security.

Government debt securities: U.S. Treasury bonds are valued using quoted market prices in active markets. Other agency securities are valued based on proprietary pricing models used by investment managers, which are based on estimated prices at which a dealer would pay for or sell a security.

Short-term investments, commingled funds: Short-term investments and commingled funds are valued at the NAV provided by the investment managers. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.

Real estate: The limited partnership real estate fund is valued at the NAV using information received from investment managers or the audited financial statements. These NAVs are calculated using valuation models developed by the investment managers and independent third-party appraisers. The limited partnership real estate fund represents a closed-end fund where the Master Trust receives distributions when the underlying assets of the fund are liquidated. It is anticipated that the remaining underlying assets of the fund will be fully liquidated in 2011.

Brunswick Corporation
Notes to Consolidated Financial Statements

The other real estate funds are also valued at the NAV provided by the investment manager of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. The NAV is calculated quarterly through the use of valuation models developed by the investment manager and is supported by independent third-party appraisals. Fund participants may withdraw from these funds once per quarter with 45-day notice subject to available cash. Available cash is defined as excess cash after provision for outstanding future capital commitments and other operating reserves. These investments were liquidated in October 2010.  Real estate investment trusts included in this category were valued at quoted market price of securities if available, otherwise the securities were valued using a pricing model developed by the investment managers.  The real estate investment trusts were liquidated when the Company transitioned from active equity managers to the passive equity manager in June 2010.

Other investments: The hedge fund was valued at the NAV using information from investment managers or the audited financial statements. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. Redemption of shares in this fund was permitted as of the end of each calendar quarter with 30 days written notice at the discretion of the fund’s director. The director of the fund may suspend redemptions of shares. This investment was liquidated in January 2010. Derivative instruments were valued using market indices.

A reconciliation of the changes in the fair value measurements of pension plan assets using significant unobservable inputs (Level 3) for the year ended December 31, 2010, follows:

(in millions)	United States	Real	Other
	Equities	Estate	Investments	Total
Beginning balance at December 31, 2009	$2.3	$79.8	$5.8	$87.9
Actual return on plan assets:
Unrealized gains (losses)	0.3	8.3	10.2	18.8
Realized gains (losses)	—	(11.2)	(10.2)	(21.4)
Purchases, sales and settlements	(2.3)	(76.0)	(5.8)	(84.1)
Transfers in/(out)	(0.3)	—	—	(0.3)
Ending balance at December 31, 2010	$—	$0.9	$—	$0.9

A reconciliation of the changes in the fair value measurements of pension plan assets using significant unobservable inputs (Level 3) for the year ended December 31, 2009, follows:

(in millions)	United States	Corporate Debt	Real	Other
	Equities	Securities	Estate	Investments	Total
Beginning balance at December 31, 2008	$1.0	$0.3	$131.6	$7.5	$140.4
Actual return on plan assets:
Unrealized gains (losses)	0.4	(0.3)	(46.6)	5.3	(41.2)
Realized gains (losses)	0.1	—	(0.4)	(0.9)	(1.2)
Purchases, sales and settlements	0.8	—	(4.8)	(6.1)	(10.1)
Ending balance at December 31, 2009	$2.3	$—	$79.8	$5.8	$87.9

Expected Cash Flows. The expected cash flows for the Company’s pension and other postretirement benefit plans follow:

(in millions)	Pension Benefits	Other Post- retirement Benefits

Company contributions expected to be made in 2011 (A)	$64.1	$10.4
Expected benefit payments (which reflect future service):
2011	$73.3	$10.4
2012	$75.0	$8.8
2013	$76.8	$7.7
2014	$78.4	$6.6
2015	$80.1	$6.2
2016-2020	$416.9	$27.2

(A)
The Company currently anticipates contributing approximately $60.0 million to fund the qualified pension plans ($44.0 million of required contributions and $16.0 million of discretionary contributions) and approximately $4.1 million to cover benefit payments in the unfunded, nonqualified pension plan in 2011. Company contributions are subject to change based on market conditions or Company discretion.

The Company also provides postemployment benefits to qualified former or inactive employees. The pretax prior service credits in Accumulated other comprehensive income (loss) recognized in income was $1.3 million in both 2010 and 2009. The estimated pretax prior service credit in Accumulated other comprehensive income (loss) at December 31, 2010, expected to be recognized in income in 2011, is $1.3 million.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 16 – Stock Plans and Management Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, SARs, non-vested stock and other types of share-based awards to executives and other employees. Under the Plan, the Company may issue up to 13.1 million shares, consisting of treasury shares and authorized, but unissued, shares of common stock.  As of December 31, 2010, 3.5 million shares were available for grant.

Stock Options and SARs

Prior to 2005, the Company mainly issued share-based compensation in the form of stock options, and had not issued any SARs. Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options. Generally, stock options and SARs are exercisable over a period of 10 years, or as otherwise determined by the Human Resources and Compensation Committee of the Board of Directors, and subject to vesting periods of generally four years. However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; or (iii) with respect to awards granted prior to 2008, upon the sale or divestiture of the business unit to which the grantee is assigned. With respect to stock option and SAR awards granted prior to 2006, grantees continued to vest in accordance with the applicable vesting schedule even upon termination of employment if the sum of (A) the age of the grantee and (B) the grantee’s total number of years of service, equals 65 or more. With respect to SARs granted in 2006 through April 2009, grantees continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62 and (B) the grantee’s age plus total years of service equals 70 or more. The exercise price of stock options and SARs issued under the Plan cannot be less than the fair market value of the underlying shares at the date of grant.

In October 2009, the Human Resources and Compensation Committee modified the May 2009 SAR award to reflect certain changes in the retirement provisions.  Specifically, award recipients will continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62 or (B) the grantee’s age plus total years of service equals 70 or more.  An additional provision of the May 2009 SAR award modification included a provision that would prorate the grant in the event of termination prior to the first anniversary of the date of grant provided the participant had met the appropriate retirement age definition of rule of 70 or age 62.  The modification of the May SAR award did not result in additional compensation cost from the originally calculated fair value using the Black-Scholes-Merton pricing model; however, the modification did result in the accelerated recognition of $1.6 million of additional compensation expense in the fourth quarter of 2009.  SARs and stock option activity for all plans for the three years ended December 31, 2010, 2009 and 2008, was as follows:

	2010				2009		2008
(in thousands, except exercise price and terms)	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	SARs/Stock Options Outstanding	Weighted Average Exercise Price

Outstanding on January 1	8,332	$18.27			6,484	$25.20	4,219	$33.22
Granted	1,987	$11.18			2,911	$5.30	3,122	$15.03
Exercised	(261)	$13.36		$1,992	(1)	$3.59	—	$—
Forfeited	(890)	$27.17			(1,062)	$25.68	(857)	$27.61

Outstanding on December 31	9,168	$16.53	6.8 years	$58,368	8,332	$18.27	6,484	$25.20

Exercisable on December 31	3,809	$25.73	4.9 years	$9,459	3,271	$29.49	2,883	$32.02

The following table summarizes information about SARs and stock options outstanding as of December 31, 2010:

Range of Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price

$3.37 to $5.99	2,926	8.1 years	$5.06	575	8.1 years	$5.27
$6.00 to $19.92	4,052	7.5 years	$14.29	1,185	5.3 years	$17.55
$19.93 to $39.56	1,733	4.1 years	$33.34	1,592	3.9 years	$33.39
$39.57 to $46.51	457	3.3 years	$45.99	457	3.3 years	$45.99

Brunswick Corporation
Notes to Consolidated Financial Statements

The weighted average fair values of individual SARs granted were $5.68, $2.99 and $5.03 during 2010, 2009 and 2008, respectively. The fair value of each grant was estimated on the date of grant using the Black-Scholes-Merton pricing model utilizing the following weighted average assumptions for 2010, 2009 and 2008:

	2010	2009	2008

Risk-free interest rate	2.8%	2.3%	2.9%
Dividend yield	0.7%	1.9%	2.3%
Volatility factor	53.0%	72.3%	40.1%
Weighted average expected life	5.8 – 6.6 years	5.7 – 6.3 years	5.4 – 6.2 years

Total stock option and SARs expense was $13.0 million, $8.4 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

In 2008, the Company granted performance shares to certain members of senior management. The number of performance shares to be issued pursuant to the 2008 grant was based on the Company’s performance against three key financial goals and the Company’s relative total shareholder return versus the S&P 500 as of the end of the performance period in 2010; provided however, that no awards would be earned if the Company’s stock price did not meet a minimum threshold as of the end of the performance period. At the end of the performance period, December 31, 2010, the Company’s stock price did not meet the minimum threshold requirement and therefore no performance shares under the grant were awarded to senior management.

The cost of non-vested stock awards is recognized on a straight-line basis over the requisite service period. During December 31, 2010, 2009 and 2008, there was $2.1 million, $0.6 million and $2.0 million charged to compensation expense for non-vested stock awards, respectively.

The weighted average price per non-vested stock award at grant date was $11.44, $10.71 and $15.66 for the non-vested stock awards granted in 2010, 2009 and 2008, respectively. Non-vested stock award activity for all plans for the three years ended December 31 was as follows:

(in thousands)	2010	2009	2008

Outstanding at January 1	909	1,207	435
Granted	275	20	1,014
Released	(79)	(168)	(69)
Forfeited	(773)	(150)	(173)
Outstanding at December 31	332	909	1,207

As of December 31, 2010, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized in 2011.

Director Awards

The Company issues stock awards to directors in accordance with the terms and conditions determined by the Nominating and Corporate Governance Committee of the Board of Directors. One-half of each director’s annual fee is paid in Brunswick common stock, the receipt of which may be deferred until a director retires from the Board of Directors. Each director may elect to have the remaining one-half paid either in cash, in Brunswick common stock distributed at the time of the award, or in deferred Brunswick common stock units with a 20 percent premium. Prior to May 2009, each non-employee director also received an annual grant of restricted stock units, receipt of which is deferred until the director retires from the Board.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 17 – Treasury and Preferred Stock

Treasury stock activity for the three years ended December 31, 2010, 2009 and 2008, was as follows:

(Shares in thousands)	2010	2009	2008

Balance at January 1	14,220	14,793	15,092
Compensation plans and other	(343)	(573)	(299)
Balance at December 31	13,877	14,220	14,793

At December 31, 2010, 2009 and 2008, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2010, 2009 and 2008).

Note 18 – Leases

The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers and certain personal property. The longest of these obligations extends through 2038. Most leases contain renewal options and escalation clauses, and some contain purchase options or contingent rentals based on percentages of gross revenue.

No leases contain restrictions on the Company’s activities concerning dividends or incurring additional debt. Rent expense consisted of the following:

(in millions)	2010	2009	2008

Basic expense	$39.3	$44.4	$52.6
Contingent expense	2.3	1.4	2.2
Sublease income	(1.2)	(1.4)	(1.2)

Rent expense, net	$40.4	$44.4	$53.6

Future minimum rental payments at December 31, 2010, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)

2011	$34.8
2012	24.9
2013	19.0
2014	13.2
2015	10.0
Thereafter	29.5

Total (not reduced by minimum sublease income of $1.1)	$131.4

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 19 – Quarterly Data (unaudited)

Brunswick maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). The first three quarters of fiscal year 2010 ended on April 3, 2010, July 3, 2010, and October 2, 2010, and the first three quarters of fiscal year 2009 ended on April 4, 2009, July 4, 2009, and October 3, 2009.

	Quarter Ended
(in millions, except per share data)	April 3, 2010 (B) (C)	July 3, 2010 (B) (C)	Oct. 2, 2010 (B) (C)	Dec. 31, 2010 (B) (C)	Year Ended Dec. 31, 2010

Net sales	$844.4	$1,014.7	$815.4	$728.8	$3,403.3
Gross margin (A)	178.6	242.3	183.3	115.8	720.0
Net earnings (loss)	(13.0)	13.7	(7.2)	(104.1)	(110.6)
Basic earnings (loss) per common share:
Net earnings (loss)	$(0.15)	$0.15	$(0.08)	$(1.17)	$(1.25)
Diluted earnings (loss) per common share:
Net earnings (loss)	$(0.15)	$0.15	$(0.08)	$(1.17)	$(1.25)
Dividends declared	$—	$—	$—	$0.05	$0.05
Common stock price (NYSE symbol: BC):
High	$16.20	$22.62	$17.49	$19.28	$22.62
Low	$10.34	$12.39	$12.13	$14.86	$10.34

	Quarter Ended
(in millions, except per share data)	April 4, 2009 (B) (D)	July 4, 2009 (B) (D)	Oct. 3, 2009 (B) (D)	Dec. 31, 2009 (B) (C) (D)	Year Ended Dec. 31, 2009

Net sales	$734.7	$718.3	$665.8	$657.3	$2,776.1
Gross margin (A)	91.2	74.0	75.6	74.8	315.6
Net loss	(184.2)	(163.7)	(114.3)	(124.0)	(586.2)
Basic loss per common share:
Net loss	$(2.08)	$(1.85)	$(1.29)	$(1.40)	$(6.63)
Diluted loss per common share:
Net loss	$(2.08)	$(1.85)	$(1.29)	$(1.40)	$(6.63)
Dividends declared	$—	$—	$—	$0.05	$0.05
Common stock price (NYSE symbol: BC):
High	$5.91	$7.63	$12.05	$13.11	$13.11
Low	$2.18	$3.51	$3.51	$9.48	$2.18

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.
(B)
Restructuring, exit and impairment charges recorded in the first through fourth quarters of 2010 were $7.4 million, $23.1 million, $12.2 million and $18.5 million, respectively.  Trade name impairment charges of $1.1 million were recorded in the second quarter of 2010.  Restructuring, exit and impairment charges recorded in the first through fourth quarters of 2009 were $39.6 million, $35.5 million, $28.8 million and $68.6 million, respectively.  See Note 2 – Restructuring Activities and Note 3 – Goodwill and Trade Name Impairments in the Notes to Consolidated Financial Statements for further details.

(C)
The Company retired a portion of its senior 11.75% notes, due 2013, in 2010 and 2009.  Loss on early extinguishment of debt recorded in the first through fourth quarters of 2010 were $0.3 million, $4.1 million, $1.1 million and $0.2 million, respectively, and a $13.1 million loss on early extinguishment of debt was recorded in the fourth quarter of 2009.

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

BRUNSWICK CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year

2010	$47.7	$3.3	$(10.6)	$2.1	$(4.5)	$38.0

2009	$41.7	$49.7	$(44.9)	$0.5	$0.7	$47.7

2008	$31.2	$32.3	$(18.9)	$(0.6)	$(2.3)	$41.7

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(A)	Balance at End of Year

2010	$637.3	$79.0	$(3.6)	$—	$9.8	$722.5

2009	$493.1	$149.6	$(2.6)	$—	$(2.8)	$637.3

2008	$16.5	$338.3	$(2.3)	$—	$140.6	$493.1

(A)  For the year ended December 31, 2010, the deferred tax asset valuation allowance increased as a result of additional tax losses and tax credits for which no tax benefit could be recorded.  For the year ended December 31, 2009, the deferred tax asset valuation allowance increased as a result of additional losses and the recording of an additional $36.6 million in deferred tax asset valuation allowances during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value. For the year ended December 31, 2008, the deferred tax asset valuation allowance increased $476.6 million. This increase was recorded as a $338.3 million charge to income tax expense to reduce certain net deferred tax assets to their anticipated realizable value and a $138.3 million charge to other comprehensive income, primarily from an increase to the deferred tax asset associated with pensions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   BRUNSWICK CORPORATION

February 18, 2011                                                                                                By: /s/ ALAN L. LOWE
         Alan L. Lowe
         Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 18, 2011                                                                                         By: /s/ DUSTAN E. McCOY
      Dustan E. McCoy
      Chairman and Chief Executive Officer
      (Principal Executive Officer)

February 18, 2011                                                                                         By: /s/ PETER B. HAMILTON
      Peter B. Hamilton
      Senior Vice President and Chief Financial Officer
      (Principal Financial Officer)

February 18, 2011                                                                                         By: /s/ ALAN L.  LOWE
      Alan L. Lowe
      Vice President and Controller
      (Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by Peter B. Hamilton, Attorney-in-Fact.

Nolan D. Archibald
Anne E. Bélec
Jeffrey L. Bleustein
Cambria W. Dunaway
Manuel A. Fernandez
Graham H. Phillips
Ralph C. Stayer
J. Steven Whisler
Lawrence A. Zimmerman

February 18, 2011                                                                                         By: /s/ PETER B. HAMILTON
          Peter B. Hamilton
          Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of the Company, filed as Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and hereby incorporated by reference.
3.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for 1995 as filed with the Securities and Exchange Commission on March 23, 1995, and hereby incorporated by reference.

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

4.8
Form of the Company’s $350,000,000 principal amount of 9.75% Senior Notes due 2016, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009, and hereby incorporated by reference.

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

4.10
First Amendment, dated August 11, 2009, to (i) the Amended and Restated Credit Agreement, dated December 19, 2008, between Brunswick Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., et. Al., and (ii) the Pledge and Security Agreement, dated as of December 19, 2008, among Brunswick Corporation, the subsidiary grantors thereto, and JPMorgan Chase Bank, N.A., administrative agent, filed as Exhibit 10.1 to the Company’s Current Reports on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009, and hereby incorporated by reference.

10.1	*
Terms and Conditions of Employment between Brunswick Corporation and Dustan E. McCoy, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 22, 2006, and hereby incorporated by reference.

10.2	*
Amendment dated December 4, 2008 to Terms and Conditions of Employment between Brunswick Corporation and Dustan E. McCoy dated September 18, 2006, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K  for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.3	*
Terms and Conditions of Employment between Brunswick Corporation and Peter B. Hamilton dated October 29, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 30, 2008, and hereby incorporated by reference.

10.4	*
Amendment dated May 5, 2009, to Terms and Conditions of Employment between Brunswick Corporation and Peter B. Hamilton dated October 29, 2008, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 5, 2009, and hereby incorporated by reference.

10.5	*
Terms and Conditions of Peter B. Hamilton Stock Appreciation Rights Grant dated November 3, 2008, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K  for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.6	*
Form of Officer Terms and Conditions of Employment, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 18, 2007, and hereby incorporated by reference.

10.7	*
Form of Amendment to Officer Terms and Conditions of Employment effective December 2008, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K  for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.8	*
Form of Officer Terms and Conditions of Employment effective June 2009, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 22, 2010, and hereby incorporated by reference.

10.9	*
Form of Officer Terms and Conditions of Employment effective May 2010, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.10	*
Brunswick Corporation Supplemental Pension Plan as amended and restated effective February 3, 2009, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.11	*
Form of Non-Employee Director Indemnification Agreement, filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for 2006 as filed with the Securities and Exchange Commission on February 23, 2007, and hereby incorporated by reference.

10.12	*
1991 Stock Plan, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on August 13, 1999, and hereby incorporated by reference.

10.13	*
Amendment to Brunswick Corporation 2003 Stock Incentive Plan (incorporated by reference to Appendix I of the Company’s Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 25, 2009), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 6, 2009, and hereby incorporated by reference.

10.14	*
Amendment to Brunswick Corporation 2003 Stock Incentive Plan (incorporated by reference to Appendix I of the Company’s Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on March 25, 2009), filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.15	*
2010 Brunswick Performance Plan for 2010, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.16	*
1997 Stock Plan for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 13, 1998, and hereby incorporated by reference.

10.17	*
Brunswick Corporation 2005 Elective Deferred Compensation Plan as amended and restated effective January 1, 2009, filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.18	*
First Amendment to Brunswick Corporation 2005 Elective Deferred Compensation Plan as amended and restated effective January 1, 2009, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.19	*
Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2009, filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.20	*
Brunswick 2003 Stock Incentive Plan, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-112880), as filed with the Securities and Exchange Commission on February 17, 2004, and hereby incorporated by reference.

10.21	*
2008 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, as filed with the Securities and Exchange Commission on May 1, 2008, and hereby incorporated by reference.

10.22	*
2008 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan as amended October 20, 2008, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.23	*
2008 Stock-Settled Stock Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, as filed with the Securities and Exchange Commission on May 1, 2008, and hereby incorporated by reference.

10.24	*
February 2009 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan as amended October 20, 2008, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 22, 2010, and hereby incorporated by reference.

10.25	*
February 2009 Stock-Settled Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 22, 2010, and hereby incorporated by reference.

10.26	*
May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan granted to D. E. McCoy, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 22, 2010, and hereby incorporated by reference.

10.27	*
May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan granted to P. B. Hamilton, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 22, 2010, and hereby incorporated by reference.

10.28	*
May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 22, 2010, and hereby incorporated by reference.

10.29	*
February 2010 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan as amended October 20, 2008 filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.30	*	February 2010 Stock-Settled Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan,

February 2010 filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

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