Form 10-Q
period 2011-04-02
BRUNSWICK CORP
filed 2011-05-06
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 2, 2011, was 89,039,560.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 2, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
(in millions, except per share data)	April 2, 2011	April 3, 2010

Net sales	$985.9	$844.4
Cost of sales	749.6	665.8
Selling, general and administrative expense	140.6	138.8
Research and development expense	23.4	22.3
Restructuring, exit and impairment charges	5.3	7.4
Operating earnings	67.0	10.1
Equity earnings (loss)	0.5	(0.1)
Other income, net	—	1.0
Earnings before interest, loss on early extinguishment of debt and income taxes	67.5	11.0
Interest expense	(23.3)	(24.3)
Interest income	0.8	0.9
Loss on early extinguishment of debt	(4.3)	(0.3)
Earnings (loss) before income taxes	40.7	(12.7)
Income tax provision	13.2	0.3
Net earnings (loss)	$27.5	$(13.0)

Earnings (loss) per common share:
Basic	$0.31	$(0.15)
Diluted	$0.30	$(0.15)

Weighted average shares used for computation of:
Basic earnings (loss) per common share	89.1	88.6
Diluted earnings (loss) per common share	92.5	88.6

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

(in millions)	April 2, 2011	December 31, 2010	April 3, 2010
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$424.0	$551.4	$552.4
Short-term investments in marketable securities	76.8	84.7	0.8
Total cash, cash equivalents and short-term investments in marketable securities	500.8	636.1	553.2
Accounts and notes receivable, less allowances of $37.7, $38.0 and $45.1	469.2	327.3	440.1
Inventories
Finished goods	292.1	276.9	237.2
Work-in-process	169.8	164.0	178.4
Raw materials	88.9	86.6	89.0
Net inventories	550.8	527.5	504.6
Deferred income taxes	16.2	17.0	19.8
Prepaid expenses and other	28.6	27.9	30.2
Current assets	1,565.6	1,535.8	1,547.9

Property
Land	88.9	88.9	93.8
Buildings and improvements	646.0	651.3	672.0
Equipment	1,076.8	1,079.3	1,070.8
Total land, buildings and improvements and equipment	1,811.7	1,819.5	1,836.6
Accumulated depreciation	(1,254.6)	(1,250.3)	(1,221.3)
Net land, buildings and improvements and equipment	557.1	569.2	615.3
Unamortized product tooling costs	58.8	61.0	80.8
Net property	615.9	630.2	696.1

Other assets
Goodwill	292.5	290.9	290.6
Other intangibles, net	54.8	56.7	72.6
Long-term investments in marketable securities	47.9	21.0	—
Equity investments	56.2	53.7	53.2
Other long-term assets	90.5	89.7	97.7
Other assets	541.9	512.0	514.1

Total assets	$2,723.4	$2,678.0	$2,758.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	April 2,	December 31,	April 3,
(in millions, except share data)	2011	2010	2010
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$1.8	$2.2	$10.2
Accounts payable	339.3	288.2	320.6
Accrued expenses	616.5	661.2	589.3
Current liabilities	957.6	951.6	920.1

Long-term liabilities
Debt	809.9	828.4	844.2
Deferred income taxes	75.2	71.6	62.7
Postretirement benefits	550.3	548.9	537.6
Other	207.0	207.1	201.8
Long-term liabilities	1,642.4	1,656.0	1,646.3

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	425.8	424.6	415.7
Retained earnings	417.8	390.3	492.3
Treasury stock, at cost: 13,529,000; 13,877,000 and 14,088,000 shares	(399.3)	(405.9)	(410.2)
Accumulated other comprehensive loss, net of tax	(397.8)	(415.5)	(383.0)
Shareholders’ equity	123.4	70.4	191.7

Total liabilities and shareholders’ equity	$2,723.4	$2,678.0	$2,758.1

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010

Cash flows from operating activities
Net earnings (loss)	$27.5	$(13.0)
Depreciation and amortization	28.4	35.1
Pension expense, net of contributions	7.2	9.0
(Gains) losses on sale of property, plant and equipment, net	(7.4)	0.5
Deferred income taxes	3.1	0.3
Other long-lived asset impairment charges	0.3	0.5
Loss on early extinguishment of debt	4.3	0.3
Changes in certain current assets and current liabilities	(169.6)	(111.6)
Income taxes	5.2	107.5
Other, net	17.9	(0.5)
Net cash provided by (used for) operating activities	(83.1)	28.1

Cash flows from investing activities
Capital expenditures	(13.2)	(8.6)
Purchases of marketable securities	(39.7)	—
Sales or maturities of marketable securities	20.0	—
Investments	(0.4)	(0.3)
Proceeds from the sale of property, plant and equipment	10.4	1.0
Other, net	2.8	—
Net cash used for investing activities	(20.1)	(7.9)

Cash flows from financing activities
Net payments of short-term debt	(0.4)	(0.6)
Net proceeds from issuance of long-term debt	—	10.0
Payments of long-term debt including current maturities	(19.1)	(3.5)
Payment of premium on early extinguishment of debt	(4.3)	(0.3)
Net proceeds from stock compensation activity	4.2	—
Other, net	(4.6)	—
Net cash provided by (used for) financing activities	(24.2)	5.6

Net increase (decrease) in cash and cash equivalents	(127.4)	25.8
Cash and cash equivalents at beginning of period	551.4	526.6

Cash and cash equivalents at end of period	$424.0	$552.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 1 – Significant Accounting Policies

Interim Financial Statements.  The unaudited interim consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. Certain previously reported amounts have been reclassified to conform to the current period presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2010 Annual Report on Form 10-K (the 2010 Form 10-K). These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of April 2, 2011, December 31, 2010, and April 3, 2010, the results of operations for the three months ended April 2, 2011, and April 3, 2010, and the cash flows for the three months ended April 2, 2011, and April 3, 2010.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first quarter of fiscal year 2011 ended on April 2, 2011, and the first quarter of fiscal year 2010 ended on April 3, 2010.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the three months ended April 2, 2011 or have not yet been adopted.

Revenue Recognition: In October 2009, the FASB amended the Accounting Standards Codification (ASC) to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this amendment on January 1, 2011 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Receivables:  In July 2010, the FASB amended the ASC to include additional disclosure requirements related to the Company’s financing receivables and associated credit risk.  The disclosure requirements presented as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010 and were first included in the Company’s 2010 Form 10-K.  The disclosure requirements about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, and are included in expanded disclosures in Note 8 – Financing Receivables.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

In April 2011, the FASB amended the ASC to clarify the guidance on whether a restructuring of a receivable constitutes a troubled debt restructuring.  The amendment is effective for the first interim or annual period beginning on or after June 15, 2011.  The amendment must be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact the adoption of the ASC amendment may have on the Company’s consolidated financial statements.

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007, 2008, 2009, 2010 and 2011 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth. These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Statement of Operations during 2010 and 2011.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Impairments of definite-lived assets are recognized when, as a result of the restructuring activities initiated, the carrying amount of the long-lived asset is not expected to be fully recoverable. The impairments recognized were equal to the difference between the carrying amount of the asset and the estimated fair value of the asset, which was determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs were not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, as appropriate. The Company considers actions related to the divestiture of its Triton fiberglass boat business and the closure of a marine electronics business to be exit activities. All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months ended April 2, 2011, and April 3, 2010. The 2011 charges consist of expenses related to actions initiated in 2011, 2010 and 2009.  The 2010 charges consist of expenses related to actions initiated in 2010, 2009 and 2008:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010

Restructuring activities:
Employee termination and other benefits	$1.2	$3.8
Transformation and other costs:
Consolidation of manufacturing footprint	3.9	3.2
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	0.6	—
Asset disposition actions:
Definite-lived asset impairments and (gain) on disposal	(0.4)	0.4

Total restructuring, exit and impairment charges	$5.3	$7.4

The Company anticipates it will incur approximately $10 million of additional restructuring charges in 2011 related to restructuring activities expected to commence in 2011 or known restructuring activities initiated in 2010 and 2009. The Company expects most of these charges will be incurred in the Marine Engine and Boat segments. The Company may incur additional restructuring, exit and impairment charges if there are reductions in demand for the Company’s products, further opportunities to reduce costs or future operating losses.

Actions Initiated in 2011 and 2010

There were no significant restructuring activities initiated in 2011.  During 2010, the Company continued its restructuring activities by disposing of non-strategic assets, consolidating manufacturing operations and reducing the Company’s global workforce.  During the second quarter of 2010, the Company finalized plans to divest its Triton fiberglass boat brand and completed an asset sale transaction in the third quarter of 2010.  The Company also reached a decision to consolidate its Cabo Yachts production into its Hatteras facility in New Bern, North Carolina.  Additionally, the Company recorded impairment charges for its Ashland City, Tennessee facility in connection with the divestiture of its Triton fiberglass boat brand.  In the fourth quarter of 2010, the Company recognized exit charges related to the closure of a marine electronics business.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The restructuring, exit and impairment charges recorded in the first quarter of 2011 and 2010, related to actions initiated in 2011 and 2010, by reportable segment, are summarized below:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010

Boat	$1.4	$—
Bowling & Billiards	—	0.1
Corporate	0.1	—

Total	$1.5	$0.1

The following is a summary of the charges by category associated with the Company’s 2011 and 2010 restructuring activities:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010

Restructuring activities:
Employee termination and other benefits	$0.2	$0.1
Transformation and other costs:
Consolidation of manufacturing footprint	0.7	—
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	0.6	—

Total restructuring, exit and impairment charges	$1.5	$0.1

The restructuring charges related to actions initiated in 2011 and 2010, by reportable segment, in the first quarter of 2011, are summarized below:

(in millions)	Boat	Corporate	Total

Employee termination and other benefits	$0.1	$0.1	$0.2
Transformation and other costs	1.3	—	1.3

Total restructuring, exit and impairment charges	$1.4	$0.1	$1.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The restructuring charges related to actions initiated in 2010, by reportable segment, in the first quarter of 2010, are summarized below:

(in millions)	Bowling & Billiards	Total

Employee termination and other benefits	$0.1	$0.1

Total restructuring, exit and impairment charges	$0.1	$0.1

The following table summarizes the 2011 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2011 and 2010 and the related status as of April 2, 2011. The accrued amounts remaining as of April 2, 2011 represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs is expected to be paid by the end of 2011 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs Recognized in 2011	Net Cash Payments	Accrued Costs as of Apr. 2, 2011

Employee termination and other benefits	$0.8	$0.2	$(0.7)	$0.3
Transformation and other costs:
Consolidation of manufacturing footprint	1.4	1.3	(2.7)	—
Retention and relocation costs	0.5	—	—	0.5

Total restructuring, exit and impairment charges	$2.7	$1.5	$(3.4)	$0.8

Actions Initiated in 2009

During the third quarter of 2009, the Company announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant. This plant consolidation effort is expected to continue through 2011.  The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009.  These actions in the Company’s marine businesses are expected to provide long-term cost savings by reducing its fixed-cost structure.  The Company also began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009, including the previously mothballed plants in Navassa and Swansboro, North Carolina, and its Riverview plant in Knoxville, Tennessee.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The restructuring, exit and impairment charges recorded in the first quarter of 2011 and 2010, related to actions initiated in 2009, by reportable segment, are summarized below:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010

Marine Engine	$4.3	$2.4
Boat	(0.4)	2.7
Bowling & Billiards	—	0.1
Corporate	(0.1)	0.3

Total	$3.8	$5.5

The following is a summary of the charges by category associated with the 2009 restructuring activities recognized during the first quarter of 2011 and 2010:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010

Restructuring activities:
Employee termination and other benefits	$1.0	$3.7
Transformation and other costs:
Consolidation of manufacturing footprint	3.2	1.8
Asset disposition actions:
Definite-lived asset impairments and gain on disposal	(0.4)	—

Total restructuring, exit and impairment charges	$3.8	$5.5

The restructuring charges related to actions initiated in 2009, by reportable segment, in the first quarter of 2011, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total

Employee termination and other benefits	$1.0	$—	$—	$1.0
Transformation and other costs	3.3	—	(0.1)	3.2
Asset disposition actions	—	(0.4)	—	(0.4)

Total restructuring, exit and impairment charges	$4.3	$(0.4)	$(0.1)	$3.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The restructuring charges related to actions initiated in 2009, by reportable segment, in the first quarter of 2010, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$1.3	$2.0	$0.1	$0.3	$3.7
Transformation and other costs	1.1	0.7	—	—	1.8

Total restructuring, exit and impairment charges	$2.4	$2.7	$0.1	$0.3	$5.5

The following table summarizes the 2011 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2009 and the related status as of April 2, 2011. The accrued amounts remaining as of April 2, 2011 represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs is expected to be paid by the end of 2011 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs (Gains) Recognized in 2011	Non-cash Gains	Net Cash Payments	Accrued Costs as of Apr. 2, 2011

Employee termination and other benefits	$6.8	$1.0	$—	$(1.3)	$6.5
Transformation and other costs:
Consolidation of manufacturing footprint	1.5	3.2	—	(3.4)	1.3
Asset disposition actions:
Definite-lived asset impairments and gain on disposal	—	(0.4)	0.4	—	—

Total restructuring, exit and impairment charges	$8.3	$3.8	$0.4	$(4.7)	$7.8

Actions Initiated in 2008

There were no restructuring, exit and impairment charges recorded in 2011 related to actions initiated in 2008.  The restructuring, exit and impairment charges recorded in 2010 related to the following actions initiated in 2008: closing its boat plant in Bucyrus, Ohio, in anticipation of the proposed sale of certain assets relating to its Baja boat business; ceasing boat manufacturing at one of its facilities in Merritt Island, Florida; closing its Swansboro, North Carolina, boat plant; writing-down certain assets of the Valley-Dynamo coin-operated commercial billiard business; announcing the closure of its boat production facilities in Cumberland, Maryland; Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington; and mothballing its plant in Navassa, North Carolina.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The restructuring, exit and impairment charges recorded in the first quarter of 2010, related to actions initiated in 2008, by reportable segment, are summarized below:

(in millions)	Three Months Ended April 3, 2010

Boat	$1.4
Corporate	0.4

Total	$1.8

The following is a summary of the total expense by category associated with the 2008 restructuring initiatives recognized during the first quarter of 2010:

(in millions)	Three Months Ended April 3, 2010

Restructuring activities:
Transformation and other costs:
Consolidation of manufacturing footprint	$1.4
Asset disposition actions:
Definite-lived asset impairments	0.4

Total restructuring, exit and impairment charges	$1.8

The restructuring charges related to actions initiated in 2008, by reportable segment, in the first quarter of 2010, are summarized below:

(in millions)	Boat	Corporate	Total

Transformation and other costs	$1.4	$—	$1.4
Asset disposition actions	—	0.4	0.4

Total restructuring, exit and impairment charges	$1.4	$0.4	$1.8

The following table summarizes the related status of actions initiated in 2008 as of April 2, 2011. The accrued amounts remaining as of April 2, 2011, represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs is expected to be paid by the end of 2011 and is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Net Cash Payments	Accrued Costs as of Apr. 2, 2011

Employee termination and other benefits	$0.7	$(0.2)	$0.5
Transformation and other costs:
Consolidation of manufacturing footprint	1.5	(0.2)	1.3

Total restructuring, exit and impairment charges	$2.2	$(0.4)	$1.8

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate. There were no material adjustments as a result of ineffectiveness to the results of operations for the quarters ended April 2, 2011, and April 3, 2010. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

Fair Value Hedges. During 2011 and 2010, the Company entered into foreign currency forward contracts to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in the exchange rates of foreign currencies. The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings (loss), each period as incurred.

Cash Flow Hedges. The Company enters into certain derivative instruments that qualify as cash flow hedges.  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of aluminum and natural gas, to manage risk related to price changes. In prior periods, the Company entered into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 2, 2011, the term of derivative instruments hedging forecasted transactions ranged from one to 12 months.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Foreign Currency.  The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at April 2, 2011, and December 31, 2010, had notional contract values of $193.7 million and $138.3 million, respectively. Option contracts outstanding at April 2, 2011, and December 31, 2010, had notional contract values of $141.5 million and $181.1 million, respectively. The forward and options contracts outstanding at April 2, 2011, mature during 2011 and 2012 and mainly relate to the Euro, Japanese yen, Australian dollar, Canadian dollar, Swedish krona, Mexican peso, British pound, Norwegian krone, New Zealand dollar, and Hungarian forint. As of April 2, 2011, the Company estimates that during the next 12 months, it will reclassify approximately $6.3 million in net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. As of April 2, 2011, and December 31, 2010, the Company had $3.6 million and $3.9 million, respectively, of net deferred gains associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss. These amounts include gains deferred on $250.0 million of forward starting interest rate swaps terminated in July 2006 and losses deferred on $150.0 million of notional value forward starting swaps, which were terminated in August 2008. There were no forward starting interest rate swaps outstanding at April 2, 2011. For the three months ended April 2, 2011, the Company recognized $0.3 million of net amortization gains in Interest expense related to all settled forward starting interest rate swaps.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and natural gas. Commodity swap contracts outstanding at April 2, 2011, and December 31, 2010, had notional values of $9.3 million and $14.0 million, respectively. The contracts outstanding mature throughout 2011. The amount of gain or loss associated with these instruments is deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of April 2, 2011, the Company estimates that during the next 12 months, it will reclassify approximately $3.3 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

As of April 2, 2011, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid Expenses and other	$0.9	Accrued expenses	$4.7
Commodity contracts	Prepaid Expenses and other	3.1	Accrued expenses	0.1

Total		$4.0		$4.8

As of December 31, 2010, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid Expenses and other	$1.1	Accrued expenses	$3.4
Commodity contracts	Prepaid Expenses and other	2.4	Accrued expenses	0.2

Total		$3.5		$3.6

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended April 2, 2011, was:

(in millions)
Fair Value Hedging Instruments	Location of (Loss) on Derivatives Recognized in Earnings (Loss)	Amount of (Loss) on Derivatives Recognized in Earnings (Loss)

Foreign exchange contracts	Cost of sales	$(1.3)
Foreign exchange contracts	Other income (expense), net	(0.1)

Total		$(1.4)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)

Interest rate contracts	$—	Interest Expense	$0.3
Foreign exchange contracts	(4.9)	Cost of Sales	(1.7)
Commodity contracts	1.6	Cost of Sales	0.8

Total	$(3.3)		$(0.6)

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

Concentration of Credit Risk. The Company enters into financial instruments and invests a portion of its cash reserves in marketable debt securities with banks and investment firms with which the Company has business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. The Company’s business units maintain credit organizations to manage financial exposure.  Credit risk assessments are performed on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  There are no concentrations of credit risk resulting from accounts receivable that are considered material to the Company’s financial position.  Refer to Note 8 – Financing Receivables for more information.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments. At April 2, 2011, the fair value of the Company’s long-term debt was approximately $872.0 million as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $811.6 million as of April 2, 2011.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2011:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$222.0	$—	$—	$222.0
Short-term investments in marketable securities	5.8	71.0	—	76.8
Long-term investments in marketable securities	47.9	—	—	47.9
Equity investments	2.0	—	—	2.0
Derivatives	—	4.0	—	4.0

Total assets	$277.7	$75.0	$—	$352.7

Liabilities:
Derivatives	$—	$4.8	$—	$4.8

Total liabilities	$—	$4.8	$—	$4.8

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

Refer to Note 3 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. In addition to the items shown in the table above, refer to Note 15 in the Company’s 2010 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

During the first quarter of 2011 and 2010, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities. The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount. Other than the assets measured at fair value on a recurring basis, as shown in the table above, the asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis were $0.0 million, $8.5 million and $3.5 million at April 2, 2011, December 31, 2010, and April 3, 2010, respectively. Assets measured at fair value on a nonrecurring basis relate primarily to assets no longer being used. Those balances were determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 5 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 13.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of April 2, 2011, 2.5 million shares were available for grant.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Stock Options and SARs

Prior to 2005, the Company mainly issued share-based compensation in the form of stock options, and had not issued any SARs. Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options.  During the three months ended April 2, 2011, and April 3, 2010, the Company granted 0.9 million and 2.2 million SARs, respectively.  In the three months ended April 2, 2011, and April 3, 2010, there was $2.1 million and $2.6 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.

The weighted average fair values of individual SARs granted were $11.14 and $5.63 during the first quarters of 2011 and 2010, respectively.  The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2011 and 2010:
	2011	2010

Risk-free interest rate	2.8%	2.8%
Dividend yield	0.2%	0.7%
Volatility factor	52.3%	53.0%
Weighted average expected life	5.2 – 6.7 years	5.8 – 6.6 years

Non-vested Stock Awards

During the three months ended April 2, 2011, and April 3, 2010, the Company granted 0.2 million and 0.1 million stock awards, respectively. The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period. During the three months ended April 2, 2011, and April 3, 2010, $0.5 million and $0.5 million, respectively, was charged to compensation expense from the amortization of previous grants.

As of April 2, 2011, the Company had $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.7 years.

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
 (unaudited)

Note 6 – Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated similarly, except that the calculation includes the dilutive effect of stock options and SARs, collectively “options,” and non-vested stock awards.

Basic and diluted earnings (loss) per common share for the three months ended April 2, 2011, and April 3, 2010, were calculated as follows:

	Three Months Ended
(in millions, except per share data)	April 2, 2011	April 3, 2010

Net earnings (loss)	$27.5	$(13.0)

Weighted average outstanding shares – basic	89.1	88.6
Dilutive effect of common stock equivalents	3.4	—

Weighted average outstanding shares – diluted	92.5	88.6

Basic earnings (loss) per common share	$0.31	$(0.15)

Diluted earnings (loss) per common share	$0.30	$(0.15)

As of April 2, 2011, the Company had 9.5 million options outstanding, of which 4.5 million were exercisable.  This compares with 10.4 million options outstanding, of which 4.3 million were exercisable, as of April 3, 2010.  During the three months ended April 2, 2011, and April 3, 2010, there were 2.7 million and 5.3 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for the period then ended. These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. Common stock equivalents had an anti-dilutive effect on the net losses from operations during the three months ended April 3, 2010 and were not included in the diluted earnings (loss) per common share computation for the first quarter of 2010.

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The potential cash payments associated with these customer financing arrangements as of April 2, 2011, and April 3, 2010, were:

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

	Single Year Obligation		Maximum Obligation
(in millions)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Marine Engine	$5.9	$6.2	$5.9	$6.2
Boat	1.9	4.6	1.9	4.6
Fitness	39.7	30.3	45.3	36.6
Bowling & Billiards	4.7	7.1	9.9	15.7

Total	$52.2	$48.2	$63.0	$63.1

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is mitigated by the value of the collateral that secures the financing. The Company had $5.6 million and $3.9 million accrued for potential losses related to recourse exposure at April 2, 2011 and April 3, 2010, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The potential amount of cash payments the Company could be required to make to purchase collateral as of April 2, 2011, and April 3, 2010, was:

	Single Year Obligation		Maximum Obligation
(in millions)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Marine Engine	$4.3	$2.9	$4.3	$2.9
Boat	87.3	79.7	107.3	99.7
Bowling & Billiards	0.2	0.5	0.2	0.5

Total	$91.8	$83.1	$111.8	$103.1

The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.8 million and $6.6 million accrued for potential losses related to repurchase exposure at April 2, 2011 and April 3, 2010, respectively. The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded the fair value of its estimated net liability associated with losses from these guarantee and repurchase obligations on its Condensed Consolidated Balance Sheets based on historical experience and current facts and circumstances.  Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults rise beyond current expectations.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $89.8 million as of April 2, 2011. A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. In addition, the Company has provided a letter of credit to GE Commercial Distribution Finance Corporation (GECDF) as a guarantee of the Company’s obligations to GECDF and affiliates under various agreements. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $15.1 million as collateral against $19.3 million of outstanding surety bonds as of April 2, 2011.

In addition to the guarantee arrangements discussed above, the Company has accounts receivable sale arrangements with certain third parties. The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as these arrangements do not meet the requirements of a “true sale.” Accordingly, the current portion of $51.4 million and $49.6 million was recorded in Accounts and notes receivable and Accrued expenses as of April 2, 2011, and December 31, 2010, respectively, related to these arrangements. Further, the long-term portion of these arrangements of $42.8 million and $47.2 million as of April 2, 2011, and December 31, 2010, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized.  The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim.  The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated.  The Company’s warranty reserves are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure.  If actual costs differ from estimated costs, the Company must make a revision to the warranty reserve.

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended April 2, 2011, and April 3, 2010:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010

Balance at beginning of period	$151.3	$139.8
Payments made	(16.4)	(19.5)
Provisions/additions for contracts issued/sold	19.8	19.4
Aggregate changes for preexisting warranties	(0.1)	(0.3)

Balance at end of period	$154.6	$139.4

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Additionally, customers may purchase a contract from the Company that extends the product warranty beyond the standard period in the Company’s Marine Engine, Boat and Fitness segments.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $37.3 million and $37.4 million as of April 2, 2011 and December 31, 2010, respectively.

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

There were no significant changes to the legal and environmental commitments that were discussed in Note 11 to the consolidated financial statements in the 2010 Form 10-K.

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money recognized as an asset, on its Consolidated Balance Sheets as of April 2, 2011, December 31, 2010 and April 3, 2010.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its receivables into three categories: receivables repurchased from under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 7 – Commitments and Contingencies.  Third-Party Receivables are accounts which have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as a secured obligation with an offsetting balance recorded in Accrued expenses and Other long-term liabilities as discussed in Note 7 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which were originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of April 2, 2011:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Short-term	$—	$—	$3.6	$9.4	$—	$13.0
Long-term	—	—	1.9	6.7	—	8.6
Allowance for credit loss	—	—	(2.2)	(7.8)	—	(10.0)
Total	—	—	3.3	8.3	—	11.6

Third-Party Receivables:
Short-term	11.2	2.8	37.2	0.2	—	51.4
Long-term	—	—	42.6	0.2	—	42.8
Allowance for credit loss	—	—	—	—	—	—
Total	11.2	2.8	79.8	0.4	—	94.2

Other Receivables:
Short-term	11.8	0.9	1.3	—	0.8	14.8
Long-term	5.1	0.8	0.7	—	1.8	8.4
Allowance for credit loss	—	(0.8)	(0.6)	—	—	(1.4)
Total	16.9	0.9	1.4	—	2.6	21.8

Total Financing Receivables	$28.1	$3.7	$84.5	$8.7	$2.6	$127.6

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following table sets forth activity related to the allowance for credit loss on financing receivables during the three months ended April 2, 2011:

(in millions)	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Beginning balance	$—	$1.4	$8.2	$—	$9.6
Current period provision	—	0.9	—	—	0.9
Direct write-downs	—	(0.1)	(0.4)	—	(0.5)

Ending balance	$—	$2.2	$7.8	$—	$10.0

Other Receivables:
Beginning balance	$0.8	$0.7	$—	$2.8	$4.3
Recoveries	—	(0.1)	—	(2.8)	(2.9)

Ending balance	$0.8	$0.6	$—	$—	$1.4

Note 9 – Segment Data

Brunswick is a manufacturer and marketer of leading consumer brands, and operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards.  The Company’s segments are defined by management’s reporting structure and operating activities.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended April 2, 2011, and April 3, 2010:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Marine Engine	$520.5	$445.7	$51.6	$26.5
Boat	283.6	243.6	(3.8)	(26.7)
Marine eliminations	(61.9)	(55.8)	—	—
Total Marine	742.2	633.5	47.8	(0.2)
Fitness	156.4	119.0	23.4	9.5
Bowling & Billiards	87.3	91.9	13.2	14.9
Corporate/Other	—	—	(17.4)	(14.1)

Total	$985.9	$844.4	$67.0	$10.1

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	April 2, 2011	Dec. 31, 2010

Marine Engine	$811.2	$675.3
Boat	413.1	394.6
Total Marine	1,224.3	1,069.9
Fitness	560.4	559.4
Bowling & Billiards	260.9	260.4
Corporate/Other	677.8	788.3

Total	$2,723.4	$2,678.0

Note 10 – Investments

Investments in Marketable Securities

The Company invests a portion of its cash reserves in marketable debt securities.  These investments, which have a maturity of up to two years, are reported in either Short-term or Long-term investments in marketable securities on the Condensed Consolidated Balance Sheets. Furthermore, the debt securities have readily determinable market values and are being accounted for as available-for-sale investments.  These investments are recorded at fair market value with unrealized gains and losses reflected in Accumulated other comprehensive loss, a component of Shareholders’ equity on the Company’s Condensed Consolidated Balance Sheets, on an after-tax basis.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following is a summary of the Company’s available-for-sale securities as of April 2, 2011:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)

Corporate Bonds	$44.0	$—	$—	$44.0
Agency Bonds	53.0	—	(0.1)	52.9
Commercial Paper	27.0	—	—	27.0
U.S. Treasury Bills	0.8	—	—	0.8

Total available-for-sale securities	$124.8	$—	$(0.1)	$124.7

The following is a summary of the Company’s available-for-sale securities as of December 31, 2010:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)

Corporate Bonds	$44.5	$—	$(0.1)	$44.4
Agency Bonds	31.0	—	—	31.0
Commercial Paper	29.5	—	—	29.5
U.S. Treasury Bills	0.8	—	—	0.8

Total available-for-sale securities	$105.8	$—	$(0.1)	$105.7

The net carrying value and estimated fair value of debt securities at April 2, 2011, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)

Available-for-sale debt securities:
Due in one year or less	$76.8	$76.8
Due after one year through two years	48.0	47.9

Total available-for-sale debt securities	$124.8	$124.7

The net carrying value and estimated fair value of debt securities at December 31, 2010, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)

Available-for-sale debt securities:
Due in one year or less	$84.8	$84.7
Due after one year through two years	21.0	21.0

Total available-for-sale debt securities	$105.8	$105.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

There were $10.0 million in sales and $10.0 million in redemptions of available-for-sale securities during the three months ended April 2, 2011.  There were no sales or redemptions of available-for-sale securities during the three months ended April 3, 2010.  The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was ($0.1) million during the three months ended April 2, 2011.  There was no net adjustment to Unrealized investment losses on available-for-sale securities during the three months ended April 3, 2010.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.” For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or more likely than not the Company will be required to sell the debt securities.  The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovering its amortized cost.  Based on the results of this evaluation, management concluded that as of April 2, 2011, the unrealized losses related to debt securities are temporary.

The majority of the unrealized losses relates to changes in interest rates and market spreads subsequent to purchase. The Company does not consider the credit-related unrealized losses on its debt securities to be material. The securities that have unrealized losses are Corporate and Agency Bonds that are highly-rated.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 12 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. Refer to Note 8 to the consolidated financial statements in the 2010 Form 10-K for further detail relating to the Company’s investments.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 11 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a reporting period.  Accumulated other comprehensive income (loss) includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax. Changes in the components of other comprehensive income (loss) for the three months ended April 2, 2011, and April 3, 2010, were as follows:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010

Net income (loss)	$27.5	$(13.0)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	16.1	(12.8)
Net change in unrealized losses on investments	—	(1.1)
Net change in unamortized prior service cost	(1.2)	(1.2)
Net change in unamortized actuarial loss	5.4	5.5
Net change in unrealized derivative gains (losses)	(2.6)	1.4
Total other comprehensive income (loss)	17.7	(8.2)

Comprehensive income (loss)	$45.2	$(21.2)

Note 12 – Financial Services

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

The term of the joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal of the joint venture or purchase of the other party’s interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. In March 2011, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 15 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 15 – Debt, is below $37.5 million.  As of April 2, 2011, the Company was in compliance with the fixed-charge coverage ratio test under both the joint venture agreement and the Facility.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To qualify as the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could potentially be significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at April 2, 2011, and December 31, 2010, was $10.5 million and $10.3 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	April 2, 2011	Dec. 31, 2010

Investment	$10.5	$10.3
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(1.1)	(1.3)

Total maximum loss exposure	$81.7	$81.3

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 7 – Commitments and Contingencies.  Repurchase and recourse obligations are mainly related to a global repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates.  The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction.  Amounts above exclude any potential recoveries from the resale value of the repurchased product.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

BFS recorded income related to the operations of BAC of $1.2 million and $0.9 million for the three months ended April 2, 2011, and April 3, 2010, respectively. These amounts include amounts earned by BFS under the aforementioned income sharing agreement.

Note 13 – Income Taxes

The Company recognized an income tax provision for the three months ended April 2, 2011, of $13.2 million, which included a tax benefit of $0.3 million related to the reassessment of tax reserves.  The Company recognized an income tax provision of $0.3 million for the three months ended April 3, 2010, which included a tax provision of $2.4 million related to state and foreign locations where the Company was not in a cumulative loss position, partially offset by a $2.1 million benefit related to the reassessment of tax reserves.  Due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances accordingly as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. However, an income tax provision or benefit is still required for those entities that are not in cumulative loss positions. The effective tax rate, which is calculated as the income tax provision as a percent of pretax income, for the three months ended April 2, 2011, and April 3, 2010 was 32.4 percent and (2.4) percent, respectively.

As of April 2, 2011, and December 31, 2010, the Company had $37.2 million and $36.9 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of April 2, 2011, could decrease by approximately $13.9 million in the next 12 months due to settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2011, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 2, 2011, and December 31, 2010, the Company had approximately $5.3 million and $4.9 million accrued for the payment of interest, respectively. There were no amounts accrued for penalties at April 2, 2011, or December 31, 2010.

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2004 through 2009 are currently open for examination by the Internal Revenue Service (IRS). The IRS has completed its field examination and has issued its Revenue Agent’s Report for 2004 and 2005, and 2006 through 2009, and all open issues have been resolved. Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year. With the exception of Germany, where the Company was recently audited for taxable years 1998 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2005. The Company’s German subsidiary is awaiting the German Tax Auditor’s report for the years 1998 through 2001.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 14 – Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company’s contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. See Note 15 to the consolidated financial statements in the Company’s 2010 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended April 2, 2011, and April 3, 2010:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Service cost	$0.3	$0.3	$0.1	$0.1
Interest cost	15.6	16.2	0.9	1.0
Expected return on plan assets	(13.3)	(12.3)	—	—
Amortization of prior service costs (credits)	0.1	0.1	(1.0)	(1.0)
Amortization of net actuarial loss	5.4	5.5	0.2	—

Net pension and other benefit costs	$8.1	$9.8	$0.2	$0.1

Employer Contributions. During the three months ended April 2, 2011, and April 3, 2010, the Company contributed $0.9 million and $0.8 million, respectively, to fund benefit payments to its nonqualified pension plan. The Company did not make any contributions to the qualified pension plans during the three months ended April 2, 2011, and April 3, 2010.  Company contributions are subject to changes in the plan’s funded position and Company discretion.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 15 – Debt

Short-term debt at April 2, 2011, and December 31, 2010, consisted of the following:

(in millions)	April 2, 2011	Dec. 31, 2010

Current maturities of long-term debt	$1.7	$1.7
Other short-term debt	0.1	0.5

Total short-term debt	$1.8	$2.2

In March 2011, the Company entered into a $300.0 million secured, asset-based facility (Facility), which remains in place through March 2016.  Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of April 2, 2011, the borrowing base totaled $277.1 million and available borrowing capacity totaled $207.0 million, net of $70.1 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company pays a facility fee of 50 basis points per annum, which may be adjusted based on a leverage ratio.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus 2.75 percent, which may be adjusted based on a leverage ratio.  The Company may also borrow at the highest of the following, plus a margin of 1.75 percent, which may be adjusted based on a leverage ratio: the Federal Funds rate plus 0.50 percent, the Prime Rate established by JPMorgan Chase Bank, N.A. or the one month adjusted LIBOR rate plus 1.00 percent.  The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0 times, whenever unused borrowing capacity, plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of the first quarter of 2011, the Company had a fixed charge coverage ratio in excess of 1.0 times, and therefore had full access to borrowing capacity available under the facility.  When the fixed charge covenant ratio is below 1.0 times, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0 times.  Upon entering into the Facility, the Company terminated its existing Mercury Receivables ABL Facility and its $400.0 million secured, asset-based facility, which was set to expire in May 2012.  As a result of terminating these agreements, the Company wrote off $1.1 million of deferred debt issuance costs during the three months ended April 2, 2011.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Long-term Debt at April 2, 2011, and December 31, 2010, consisted of the following:

(in millions)	April 2, 2011	Dec. 31, 2010

Senior notes, 11.25%, due 2016, net of discount of $8.0 and $8.4	$342.0	$341.6
Notes, 7.125% due 2027, net of discount of $0.8 and $0.8	199.2	199.2
Debentures, 7.375% due 2023, net of discount of $0.4 and $0.4	124.6	124.6
Senior notes, currently 11.75%, due 2013	98.5	117.2
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $7.8 and $8.0	42.2	42.0
Notes, various up to 5.0% payable through 2015	5.1	5.5
	811.6	830.1
Current maturities of long-term debt	(1.7)	(1.7)

Long-term debt	$809.9	$828.4

On December 23, 2009, the Company entered into a $50 million loan agreement with the Fond du Lac County Economic Development Corporation (FDL-EDC).  Borrowings under this loan accrue interest at a 2.0 percent interest rate.  This loan is part of a $50.0 million appropriation made to the FDL-EDC by the County of Fond du Lac, Wisconsin to provide financial assistance to encourage and enable the Company’s Mercury Marine division to remain headquartered in Fond du Lac. See Note 2 – Restructuring Activities for further discussion. Initial borrowings of $20.0 million occurred in December 2009.  Additional borrowings of $10.0 million and $20.0 million occurred in March 2010 and September 2010, respectively.  Principal payments under the FDL-EDC loan are due in ten equal annual installments beginning December 23, 2012 through 2021. Likewise, interest accrues on the loan and is payable at the date of the first principal payment, and is due annually thereafter. Under the terms of the FDL-EDC loan, up to approximately 43 percent of the principal due is forgivable if the Company achieves certain employment target levels as outlined in the agreement.  The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters.  The FDL-EDC loan is secured by facilities and machinery and equipment located in Fond du Lac.  The carrying value of this debt at April 2, 2011, and December 31, 2010, has been reduced by a $7.8 million and an $8.0 million discount, respectively, determined using a blended market based interest rate of 3.59 percent, rather than the stated interest rate of 2.0 percent, as the stated interest rate is viewed as a below market interest rate, net of any amortization.

During the three months ended April 2, 2011, and April 3, 2010, the Company repurchased $18.7 million and $3.0 million of its 11.75 percent Senior notes due 2013, respectively, and recorded $4.3 million and $0.3 million of losses, respectively, in Loss on early extinguishment of debt on the Consolidated Statements of Operations. See Note 14 to the consolidated financial statements in the 2010 Form 10-K for further details regarding the Company’s debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows, net debt and total liquidity. GAAP refers to generally accepted accounting principles in the United States. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures.

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance.

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors in Brunswick’s 2010 Annual Report on Form 10-K (2010 Form 10-K).

Overview and Outlook

General

The Company returned to positive earnings during the first quarter of 2011.  Net sales during the first quarter of 2011 increased 17 percent to $985.9 million from $844.4 million in the first quarter of 2010, which was driven by the Company’s Marine Engine, Boat and Fitness segments, partially offset by a decline in the Company’s Bowling & Billiards segment.  Higher sales when compared with the prior year in the marine businesses resulted from increased wholesale shipments due to boat builders raising their production rates and dealers replenishing their inventories in advance of the retail selling season.  The higher quarterly wholesale boat unit shipments reflect stable retail market projections, compared with the declining market experienced in 2010.  On an annual basis, the Company expects its marine wholesale boat unit shipments to approximate marine retail demand during 2011.  Fitness segment net sales increased in the first quarter of 2011 when compared with the first quarter of 2010 primarily due to increased purchases of new equipment by global commercial customers including a large order from one of the segment’s major customer categories during the first quarter of 2011. The Company also experienced international sales growth in its Fitness, Boat and Marine Engine segments during the first quarter of 2011 when compared with 2010.

Quarterly operating earnings were $67.0 million with an operating margin of 6.8 percent.  These results included $5.3 million of restructuring, exit and impairment charges recorded during the first quarter of 2011.  In the three months ended April 3, 2010, the Company recorded quarterly operating earnings of $10.1 million, with an operating margin of 1.2 percent, which included restructuring, exit and impairment charges of $7.4 million.  The improvement in operating earnings during the first quarter of 2011 when compared with the first quarter of 2010 was primarily the result of higher overall unit sales discussed above, reduced costs from successful cost-reduction efforts, fixed-cost absorption, a gain recognized on the sale of a distribution facility in Australia and lower restructuring, exit and impairment costs.

The Company recognized an income tax provision for the three months ended April 2, 2011, of $13.2 million, which included a tax benefit of $0.3 million related to the reassessment of tax reserves.  The Company recognized an income tax provision of $0.3 million for the three months ended April 3, 2010, which included a tax provision of $2.4 million related to state and foreign locations where the Company was not in a cumulative loss position, partially offset by a $2.1 million benefit related to the reassessment of tax reserves.  Due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances accordingly as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. However, an income tax provision or benefit is still required for those entities that are not in cumulative loss positions. The effective tax rate, which is calculated as the income tax provision as a percent of pretax income, for the three months ended April 2, 2011, and April 3, 2010 was 32.4 percent and (2.4) percent, respectively.

Management continues to believe that the Company has adequate sources of liquidity to meet its short-term and long-term needs and expects that the Company’s interim cash requirements will be met out of existing cash and marketable securities balances and free cash flow.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market. As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007, 2008, 2009, 2010 and 2011 in order to improve performance, better position the Company to address current market conditions, and achieve longer-term profit growth. These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during the first quarters of 2011 and 2010.

The restructuring, exit and impairment charges recorded during 2011 and 2010, by reportable segment, are summarized below:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010

Marine Engine	$4.3	$2.4
Boat	1.0	4.1
Bowling & Billiards	—	0.2
Corporate	—	0.7

Total	$5.3	$7.4

See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details. The Company anticipates it will incur approximately $10 million of additional charges in 2011 related to restructuring activities expected to commence in 2011 or known restructuring activities initiated in 2010 and 2009.

Matters Affecting Comparability

The following events have occurred during the three months ended April 2, 2011, and April 3, 2010, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During the first quarter of 2011, the Company recorded a charge of $5.3 million related to restructuring activities as compared with $7.4 million in the first quarter of 2010. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of distribution facility. During the three months ended April 2, 2011, the Company recognized a $6.8 million gain on the sale of a distribution facility in Australia.  There was no comparable gain in the three months ended April 3, 2010.

Loss on early extinguishment of debt.  The Company recorded a Loss on early extinguishment of debt in the first quarter of 2011 and 2010 of $4.3 million and $0.3 million, respectively.  The losses on early extinguishment of debt reflect premiums paid to retire $18.7 million and $3.0 million of its 11.75 percent Senior notes due 2013 in the three months ended April 2, 2011 and April 3, 2010, respectively.

Tax Items. The Company recognized an income tax provision of $13.2 million and $0.3 million for the three months ended April 2, 2011, and April 3, 2010, respectively.  The effective tax rate, which is calculated as the income tax provision as a percent of pretax income, for the three months ended April 2, 2011, and April 3, 2010 was 32.4 percent and (2.4) percent, respectively. See Note 13 – Income Taxes in Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	April 2, 2011	April 3, 2010	$	%

Net sales	$985.9	$844.4	$141.5	16.8%
Gross margin (A)	236.3	178.6	57.7	32.3%
Restructuring, exit and impairment charges	5.3	7.4	(2.1)	(28.4)%
Operating earnings	67.0	10.1	56.9	NM
Net earnings (loss)	27.5	(13.0)	40.5	NM

Diluted earnings (loss) per share	$0.30	$(0.15)	$0.45	NM

Expressed as a percentage of Net sales:
Gross margin	24.0%	21.2%		280 bpts
Selling, general and administrative expense	14.3%	16.4%		(210) bpts
Research and development expense	2.4%	2.6%		(20) bpts
Restructuring, exit and impairment charges	0.5%	0.9%		(40) bpts
Operating margin	6.8%	1.2%		560 bpts

__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The increase in net sales was primarily due to an increase in wholesale shipments to meet customer inventory requirements in the Company’s Marine Engine and Boat segments and higher domestic and international unit volume at the Company’s Fitness segment, which included a large order in one of its major customer categories. This increase was partially offset by a modest decline in the Company’s Bowling & Billiards segment. Net sales in the Bowling & Billiards segment declined during the three months ended April 2, 2011, when compared with the three months ended April 3, 2010, as customers across the Bowling & Billiards businesses remained cautious about purchases. International sales for the Company increased 15 percent in the first quarter of 2011 when compared with the first quarter of 2010. Increases in international sales were realized by the Company’s Fitness, Boat and Marine Engine segments.

The increase in gross margin percentage in the first quarter of 2011 compared with the same period last year was primarily due to higher fixed-cost absorption and increased efficiencies due to increased production rates as a result of increased customer demand in the marine businesses, as well as the realization of successful cost-reduction efforts.

Selling, general and administrative expense remained relatively consistent and decreased as a percentage of Net sales during the first quarter of 2011. The decrease was primarily a result of successful cost-reduction efforts, a gain recognized on the sale of a distribution facility in Australia and a favorable recovery against an insurance policy in the first quarter of 2011, partially offset by a favorable insurance policy recovery recognized in the first quarter of 2010.

During the first quarter of 2011, the Company incurred lower restructuring, exit and impairment charges than in the first quarter of 2010. Restructuring activities during the first quarter of 2011 and 2010 included the continued consolidation of the Company’s marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, as well as continuing plant closure costs associated with the Company’s Boat segment. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Equity earnings (loss) improved by $0.6 million to earnings of $0.5 million in the first quarter of 2011, from a loss of $0.1 million in the first quarter of 2010. The improvement in Equity earnings (loss) was primarily the result of improved financial results from the Company’s marine joint ventures.

Interest expense decreased $1.0 million in the first quarter of 2011 compared with the same period in 2010, primarily as a result of the Company’s debt repurchase activities, which lowered outstanding debt levels in 2011, partially offset by the write-off of capitalized debt issuance costs related to the Company’s terminated asset-based facility, as discussed in Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements. Interest income remained relatively consistent in the first quarter of 2011 compared with the same period in 2010.

The Company recorded a Loss on early extinguishment of debt in the first quarter of 2011 and 2010 of $4.3 million and $0.3 million, respectively.  The losses on early extinguishment of debt reflect premiums paid to retire $18.7 million and $3.0 million of its 11.75 percent Senior notes due 2013 in the three months ended April 2, 2011 and April 3, 2010, respectively.

The Company recognized an income tax provision for the three months ended April 2, 2011, of $13.2 million, which included a tax benefit of $0.3 million related to the reassessment of tax reserves.  The Company recognized an income tax provision of $0.3 million for the three months ended April 3, 2010, which included a tax provision of $2.4 million related to state and foreign locations where the Company was not in a cumulative loss position, partially offset by a $2.1 million benefit related to the reassessment of tax reserves.  Due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances accordingly as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. However, an income tax provision or benefit is still required for those entities that are not in cumulative loss positions. The effective tax rate, which is calculated as the income tax provision as a percent of pretax income, for the three months ended April 2, 2011, and April 3, 2010 was 32.4 percent and (2.4) percent, respectively.

Operating earnings, Net earnings (loss) and diluted earnings (loss) per share improved in the first quarter of 2011 when compared with the same period in 2010 primarily due to the same factors discussed above.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	April 2, 2011	April 3, 2010	$	%

Net sales	$520.5	$445.7	$74.8	16.8%
Restructuring and impairment charges	4.3	2.4	1.9	79.2%
Operating earnings	51.6	26.5	25.1	94.7%
Operating margin	9.9%	5.9%		400 bpts
Capital expenditures	$7.5	$3.2	$4.3	NM
__________

bpts =basis points
NM = not meaningful

Net sales recorded by the Marine Engine segment increased by 17 percent to $520.5 million in the first quarter of 2011 when compared with the first quarter of 2010.  The increase was primarily due to higher wholesale shipments to meet customer inventory requirements, with the sterndrive engine business experiencing the greatest percentage sales growth.  The Marine Engine segment also achieved strong sales growth in its marine service, parts and accessories businesses. International sales represented 43 percent of the segment’s sales during the first quarter of 2011.

The restructuring and impairment charges recognized during the first quarter of 2011 and 2010 were primarily related to severance charges and other restructuring activities associated with the Company’s consolidation of its engine production as discussed in Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements.

Marine Engine segment operating earnings increased in the first quarter of 2011 as a result of higher sales volumes, fixed-cost savings from successful cost-reduction efforts and a $6.8 million gain recognized on the sale of a distribution facility in Australia.  Further impacting operating earnings in the first quarter of 2011 was a favorable recovery against an insurance policy, which was slightly less than a similar recovery obtained in the first quarter of 2010.  Partially offsetting were higher restructuring and impairment charges and unfavorable material cost changes.

Capital expenditures in 2011 were generally related to tooling, plant consolidation activities and profit-maintaining investments.  Capital expenditures in the first quarter of 2010 were primarily related to profit-maintaining investments.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

					2011 vs. 2010
	Three Months Ended				Increase/(Decrease)
(in millions)	April 2, 2011		April 3, 2010		$	%

Net sales	$283.6		$243.6		$40.0	16.4%
Restructuring, exit and impairment charges	1.0		4.1		(3.1)	(75.6	) %
Operating loss	(3.8)		(26.7)		(22.9)	(85.8	) %
Operating margin	(1.3	) %	(11.0	) %		(970) bpts
Capital expenditures	$4.1		$3.6		$0.5	13.9%
__________

bpts = basis points

The increase in Boat segment net sales during the first quarter of 2011 was largely the result of higher wholesale sales volumes in response to the seasonal inventory requirements of dealers, who are not anticipating annual declines in the retail market that were experienced in 2010. International sales represented 37 percent of the segment’s sales during the first quarter of 2011.

The restructuring, exit and impairment charges recognized during the first quarter of 2011 and 2010 were primarily related to severance charges, additional costs associated with consolidation of the Company’s manufacturing footprint and other restructuring activities initiated between 2008 and 2011. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Boat segment operating loss decreased in the first quarter of 2011 as a result of higher sales volumes, fixed-cost savings from successful cost-reduction efforts, increased fixed-cost absorption and reduced restructuring, exit and impairment charges. The favorable impact on the segment’s operating loss was partially offset by the unfavorable effects of a change in sales mix towards smaller boats from larger, higher margin boats.

Capital expenditures in the first quarters of 2011 and 2010 were largely related to tooling costs for the production of new models and profit-maintaining investments.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	April 2, 2011	April 3, 2010	$	%

Net sales	$156.4	$119.0	$37.4	31.4%
Operating earnings	23.4	9.5	13.9	NM
Operating margin	15.0%	8.0%		700 bpts
Capital expenditures	$0.6	$1.1	$(0.5)	(45.5	) %
__________

bpts = basis points
NM = not meaningful

Fitness segment net sales increased in the first quarter of 2011 when compared with the first quarter of 2010 primarily due to increased purchases of new equipment by global commercial customers and consumer customers in international markets.  Commercial equipment sales benefitted from a large order from one of the segment’s major customer categories during the first quarter of 2011. International sales represented 55 percent of the segment’s sales during the first quarter of 2011.

Fitness segment operating earnings in the first quarter of 2011 were positively affected by increased sales, a favorable product mix, increased fixed-cost absorption and lower warranty costs.

Capital expenditures in the first quarters of 2011 and 2010 were limited to profit-maintaining investments.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	April 2, 2011	April 3, 2010	$	%

Net sales	$87.3	$91.9	$(4.6)	(5.0	) %
Restructuring, exit and impairment charges	—	0.2	(0.2)	(100.0	) %
Operating earnings	13.2	14.9	(1.7)	(11.4	) %
Operating margin	15.1%	16.2%		(110) bpts
Capital expenditures	$0.9	$0.6	$0.3	50.0%
__________

bpts = basis points

Bowling & Billiards segment net sales were down from the prior year primarily as the result of lower sales from its bowling products and billiards businesses as bowling center operators and retail customers remained cautious about purchases. Bowling retail equivalent center daily sales were flat during the first quarter of 2011 when compared with the first quarter of 2010. International sales represented 21 percent of the segment’s sales during the first quarter of 2011.

The decrease in current quarter operating earnings was primarily the result of lower sales, partially offset by savings from successful cost-reduction initiatives when compared with the first quarter of 2010.

Capital expenditures in the first quarters of 2011 and 2010 were primarily for profit-maintaining investments to existing bowling retail centers.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010

Net cash provided by (used for) operating activities	$(83.1)	$28.1
Net cash provided by (used for):
Capital expenditures	(13.2)	(8.6)
Proceeds from the sale of property, plant and equipment	10.4	1.0
Other, net	2.8	—

Free cash flow*	$(83.1)	$20.5
__________

*
The Company defines “Free cash flow” as cash flow from operating and investing activities (excluding cash provided by (used for) acquisitions, investments, and purchases or sales of marketable securities).  Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals.  Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions and dividend payments are cash generated from operating activities, available cash and marketable securities balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2011 Cash Flow

In the first quarter of 2011, net cash used for operating activities totaled $83.1 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital.    Working capital is defined as non-cash and non-income tax current assets less non-debt and non-income tax current liabilities.  Accounts and notes receivable increased $147.5 million during the first quarter of 2011, due primarily to increased sales in the Marine Engine, Boat and Fitness segments.  Net inventories increased $23.3 million during the three months ended April 2, 2011, due mostly to increased production in advance of the marine selling season in the Company’s marine businesses.  The decrease in Accrued expenses of $49.2 million during the first quarter of 2011 was driven primarily by the payment of variable compensation which had been accrued as of December 31, 2010. Partially offsetting these items was an increase in Accounts Payable of $51.1 million, which was a result of increased production in the Company’s Marine Engine and Boat segments. Further offsetting the cash used by operating activities was earnings adjusted for non-cash expenses.

Net cash used for investing activities during the three months ended April 2, 2011 totaled $20.1 million, which included capital expenditures of $13.2 million.  The Company is focusing its capital spending on high priority, profit-maintaining investments and investments required to reduce operating costs or for new product introductions.  The Company also used cash to make net purchases of marketable securities of $19.7 million.  See Note 10 – Investments in Notes to Condensed Consolidated Financial Statements for further discussion.  Partially offsetting the use of cash for investing activities was $10.4 million in proceeds from the sale of property, plant and equipment in the normal course of business, including a Marine Engine distribution facility in Australia.

Cash flows used for financing activities were $24.2 million in the first quarter of 2011.  The cash outflow was mainly the result of repayments of long-term debt including current maturities, partially offset by net proceeds from stock compensation activity.

2010 Cash Flow

In the first quarter of 2010, net cash provided by operating activities totaled $28.1 million. The most significant source of cash provided by operating activities was from net income tax refunds received in the first quarter of $107.5 million. Net income tax refunds included a $109.5 million refund as a result of legislation enacted in November 2009 that allowed the Company to carryback its 2009 federal domestic tax losses up to five years.  In addition to the tax refund, earnings adjusted for non-cash expenses contributed to cash from operating activities. Partially offsetting these factors were changes in working capital. Accounts and notes receivable increased $107.7 million during the first quarter of 2010, due primarily to increased sales in the Marine Engine and Boat segments.  Net inventories increased $19.7 million during the three months ended April 3, 2010, due mostly to the increased production requirements in the Marine Engine segment.  The decrease in Accrued expenses of $44.6 million during the first quarter of 2010 was driven primarily by the payment of variable compensation which had been accrued as of December 31, 2009. Partially offsetting these items was an increase in Accounts Payable of $59.4 million, which resulted from increased production in the Company’s Marine Engine and Boat segments.

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

Cash flows provided by financing activities were $5.6 million in the first quarter of 2010.  The cash inflow was primarily the result of the receipt of $10.0 million in proceeds from the Fond du Lac County Economic Development Council in the form of partially forgivable debt associated with the Company’s efforts to consolidate its Marine Engine segment’s engine production facilities as discussed in Note 15 – Debt in Notes to Condensed Consolidated Financial Statements.  This inflow was partially offset by repayments of short-term and long-term debt.

Liquidity and Capital Resources

The Company views its highly liquid assets as of April 2, 2011, December 31, 2010, and April 3, 2010 as:

(in millions)	April 2, 2011	Dec. 31, 2010	April 3, 2010

Cash and cash equivalents	$424.0	$551.4	$552.4
Short-term investments in marketable securities	76.8	84.7	0.8
Long-term investments in marketable securities	47.9	21.0	—

Total cash, cash equivalents and marketable securities	$548.7	$657.1	$553.2

The following table sets forth an analysis of net debt as of April 2, 2011, December 31, 2010, and April 3, 2010:

(in millions)	April 2, 2011	Dec. 31, 2010	April 3, 2010

Short-term debt, including current maturities of long-term debt	$1.8	$2.2	$10.2
Long-term debt	809.9	828.4	844.2
Total debt	811.7	830.6	854.4
Less: Cash, cash equivalents and marketable securities	548.7	657.1	553.2

Net debt (A)	$263.0	$173.5	$301.2

(A)
The Company defines Net debt as Short-term and long-term Debt, less Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities, as presented in the Condensed Consolidated Balance Sheets.  Net debt is not intended as an alternative measure to debt, as determined in accordance with GAAP in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Net debt” is also useful to investors because it is an indication of the Company’s ability to repay its outstanding debt using its current cash, cash equivalents and marketable securities.

The following table sets forth an analysis of total liquidity as of April 2, 2011, December 31, 2010, and April 3, 2010:

(in millions)	April 2, 2011	Dec. 31, 2010	April 3, 2010

Cash, cash equivalents and marketable securities	$548.7	$657.1	$553.2
Amounts available under its asset-based lending facilities (B)	207.0	162.1	124.2

Total liquidity (A)	$755.7	$819.2	$677.4

(A)
The Company defines Total liquidity as Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities as presented in the Condensed Consolidated Balance Sheets, plus amounts available for borrowing under its asset-based lending facilities.  Total liquidity is not intended as an alternative measure to Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities as determined in accordance with GAAP in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of the Company’s available highly liquid assets and immediate sources of financing.

(B)
Represents the available borrowing capacity as of April 2, 2011, under the Company’s Facility discussed below.  Prior period amounts include the sum of (1) $129.8 million and $119.1 million, as of December 31, 2010, and April 3, 2010, respectively, of unused borrowing capacity under the Company’s Revolving Credit Facility discussed below, reduced by the $60.0 million minimum availability requirement, as of April 3, 2010, and (2) the available borrowing capacity of $32.3 million and $65.1 million, as of December 31, 2010, and April 3, 2010, respectively, under the Company’s Mercury Receivables ABL Facility as described below.

Cash, cash equivalents and marketable securities totaled $548.7 million as of April 2, 2011, a decrease of $108.4 million from $657.1 million as of December 31, 2010, and a decrease of $4.5 million from $553.2 million as of April 3, 2010.  Total debt as of April 2, 2011, December 31, 2010, and April 3, 2010, was $811.7 million, $830.6 million and $854.4 million, respectively.  As a result, the Company’s Net debt increased to $263.0 million as of April 2, 2011, from $173.5 million at December 31, 2010, and decreased from $301.2 million as of April 3, 2010.  The Company’s debt-to-capitalization ratio decreased to 86.8 percent as of April 2, 2011, from 92.2 percent as of December 31, 2010 due primarily to the effect of earnings on Shareholders’ equity and reduced debt levels.  The Company’s debt-to-capitalization ratio of 86.8 percent as of April 2, 2011 increased in the first quarter of 2011 from 81.7 percent as of April 3, 2010, mainly related to the effect of 2010 losses on shareholders’ equity, partially offset by lower debt levels.

In March 2011, the Company entered into a $300.0 million secured, asset-based facility (Facility), which remains in place through March 2016.  Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of April 2, 2011, the borrowing base totaled $277.1 million and available capacity totaled $207.0 million, net of $70.1 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of April 2, 2011.  The Company pays a facility fee of 50 basis points per annum, which may be adjusted based on a leverage ratio.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus 2.75 percent, which may be adjusted based on a leverage ratio.  The Company may also borrow at the highest of the following, plus a margin of 1.75 percent, which may be adjusted based on a leverage ratio: the Federal Funds rate plus 0.50 percent, the Prime Rate established by JPMorgan Chase Bank, N.A. or the one month adjusted LIBOR rate plus 1.00 percent.  The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0 times, whenever unused borrowing capacity, plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of the first quarter of 2011, the Company had a fixed charge coverage ratio in excess of 1.0 times, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0 times, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0 times.  Upon entering into the Facility, the Company terminated its existing Mercury Receivables ABL Facility, discussed below, and its $400.0 million secured, asset-based facility, which was set to expire in May 2012.

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF).  This facility was terminated in connection with entering into the new Facility, described above.  At April 2, 2011, December 31, 2010 and April 3, 2011 the Company had no borrowings under this facility.  The amount of borrowing capacity available under this facility as of December 31, 2010 was $32.3 million.  Refer to Note 14 to the consolidated financial statements in the Company’s 2010 Form 10-K for further discussion.

 The Company had a $400.0 million secured, asset-based revolving credit facility (Revolving Credit Facility) in place with a group of banks through May 2012, as described in Note 14 to the consolidated financial statements in the 2010 Form 10-K. The Revolving Credit Facility was replaced by the Facility discussed above.  The Company had no borrowings outstanding under the Revolving Credit Facility as of December 31, 2010, or April 3, 2010.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  The Company has continued to reduce its near-term debt obligations; its 2013 notes, which totaled $98.5 million at April 2, 2011, represent the only significant long-term debt maturity until 2016. Management expects that the Company’s near-term operating cash requirements will be met out of existing cash and marketable securities balances and free cash flow.  Specifically, the Company expects to achieve net earnings in 2011 when compared with net losses in 2010 as a result of increasing sales.  The Company plans to increase capital expenditures in 2011 when compared with 2010, to develop new products in anticipation of improvements in the economy and to fund the Company’s marine consolidation activities.  Based on the factors described above, the Company believes it will end 2011 with lower net debt levels when compared with the end of 2010.

The Company contributed $0.9 million and $0.8 million to fund benefit payments in its nonqualified pension plan in the first quarter of 2011 and 2010, respectively, and expects to contribute an additional $3.2 million to the plan through the remainder of 2011. The Company did not make contributions to its qualified pension plans in the first quarter of 2011 or 2010.  The Company expects to contribute approximately $60 million to its qualified pension plans in 2011, compared with $34.1 million of contributions in 2010. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 12 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2010, are detailed in the 2010 Form 10-K. Other than as described below, there have been no material changes outside the ordinary course of business. The Company periodically evaluates its financing options, and as a result, retired $18.7 million of the 2013 notes as described in Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

As discussed in the 2010 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2010 Form 10-K.

Recent Accounting Pronouncements

Revenue Recognition: In October 2009, the FASB amended the Accounting Standards Codification (ASC) to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this amendment on January 1, 2011 did not have a material impact on the Company’s consolidated results of operations and financial condition.

Receivables:  In July 2010, the FASB amended the ASC to include additional disclosure requirements related to the Company’s financing receivables and associated credit risk.  The disclosure requirements presented as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010 and were first included in the Company’s 2010 Form 10-K.  The disclosure requirements about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, and are included within this report.  The adoption of this amendment resulted in expanded disclosure as reflected in Note 8 – Financing Receivables.

In April 2011, the FASB amended the ASC to clarify the guidance on whether a restructuring of a receivable constitutes a troubled debt restructuring.  The amendment is effective for the first interim or annual period beginning on or after June 15, 2011.  The amendment must be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact the adoption of the ASC amendment may have on the Company’s consolidated financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about Brunswick’s business.  These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.  These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income available to consumers for discretionary purchases, tight consumer credit markets, and the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment, products and services; the ability of dealers to secure adequate access to financing and the Company’s ability to access capital and credit markets; the ability to maintain strong relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and develop alternative distribution channels without disrupting incumbent distribution partners; the ability to successfully manage pipeline inventories and respond to any excess supply of repossessed and aged boats in the market; the potential obligation to repurchase dealer inventory; the risk of losing a key account or a critical supplier; the protection of the Company’s brands and other intellectual property; the ability to spread fixed costs while establishing a smaller manufacturing footprint; the ability to successfully complete restructuring efforts in accordance with projected timeframes and costs; the ability to obtain components, parts and raw materials from suppliers in a timely manner and for a reasonable price; the need to meet pension funding obligations; the effect of higher energy costs, interest rates and fuel prices on the Company’s results; competitive pricing pressures, including increased competition from Asian competitors; the ability to develop new and innovative products that are differentiated for the global marketplace at a competitive price and in compliance with applicable laws; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the risk of product liability, warranty and other claims in connection with the sale of products; the ability to respond to and minimize the negative financial impact of legislative and regulatory developments, including those related to environmental restrictions, climate change, taxes and employee benefits; the ability to maintain market share, particularly in high-margin products; fluctuations in the Company’s stock price due to external factors; the ability to maintain product quality and service standards expected by customers; the ability to increase manufacturing operations and meet production targets within time and budgets allowed; negative currency trends, including shifts in exchange rates; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the uncertainty and risks of doing business in international locations, including international political instability, civil unrest and other risks associated with operations in emerging markets; the risk of having to record an impairment to the value of goodwill and other assets; the effect that catastrophic events may have on consumer demand and the ability to manufacture products, including hurricanes, floods, earthquakes, and environmental spills; the effect of weather conditions on demand for marine products and retail bowling center revenues; the risk of losing individuals who are key contributors to the organization; and the risk of experiencing a failure of the Company’s information technology systems.  Additional factors are included in the Company’s Annual Report on Form 10-K for 2010 and elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices.  The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management.  The Company does not use financial instruments for trading or speculative purposes.  The Company’s risk management objectives are described in Note 3 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 12 to the consolidated financial statements in the 2010 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2010. For a discussion of exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” set forth in the Company’s 2010 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), the Company has evaluated its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on February 18, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, the Company’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  As of April 2, 2011, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception, with a remaining authorization of $240.4 million.  The Company did not repurchase any shares during the three months ended April 2, 2011 as the plan has been suspended.

Item 5.  Submission of Matters to a vote of Security Holders

At the May 4, 2011 Annual Meeting of Shareholders of the Company, Cambria W. Dunaway, Dustan E. McCoy and Ralph C. Stayer were elected as directors of the Company for terms expiring at the 2014 Annual Meeting. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Cambria W. Dunaway	76,981,056	1,099,189	73,874	4,968,890
Dustan E. McCoy	75,733,994	2,366,737	53,388	4,968,890
Ralph C. Stayer	76,870,136	1,193,041	90,942	4,968,890

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company’s named executive officers pursuant to the following vote:

Number of Shares
For	65,965,788
Against	12,025,944
Abstain	162,387
Broker Non-votes	4,968,890

At the Annual Meeting, shareholders voted in favor of an annual advisory vote on the compensation of the Company’s named executive officer pursuant to the following vote:

Number of Shares
Every year	70,397,247
Every two years	298,041
Every three years	7,322,587
Abstain	136,244
Broker Non-votes	4,968,890

Based on the recommendation made by the Company’s Board of Directors, as set forth in our Proxy Statement, and the shareholder voting results, the Company has determined that it will hold an advisory vote on executive compensation on an annual basis.

At the Annual Meeting, shareholders ratified the Audit Committee’s selection of Ernst & Young, LLP as the independent registered public accounting firm for the Company and its subsidiaries for the year 2011 pursuant to the following vote:

Number of Shares
For	82,185,398
Against	863,419
Abstain	74,192
Broker Non-votes	0

Item 6.  Exhibits

10.1
Credit Agreement, dated as of March 21, 2011, between Brunswick Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC, as joint lead arrangers, J.P. Morgan Securities LLC, Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners, Bank of America, N.A. and Wells Fargo Capital Finance, as syndication agents, and SunTrust Bank and RBS Business Capital, a Division of RBS Asset Finance, Inc., as documentation agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2011, and herein incorporated by reference.

10.2*	2011 Brunswick Performance Plan

10.3*	2011 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.4*	2011 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

10.5*	2011 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS          XBRL Instance Document

101.SCH         XBRL Taxonomy Extension Schema Document

101.CAL        XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB       XBRL Taxonomy Extension Label Linkbase Document

101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION

Date: May 6, 2011	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.