Form 10-Q
period 2011-07-02
BRUNSWICK CORP
filed 2011-08-09
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of August 4, 2011, was 89,076,560.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 2, 2011

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	$1,096.3	$1,014.7	$2,082.2	$1,859.1
Cost of sales	821.5	772.4	1,571.1	1,438.2
Selling, general and administrative expense	142.8	140.0	283.4	278.8
Research and development expense	24.4	22.4	47.8	44.7
Restructuring, exit and impairment charges	(0.3)	24.2	5.0	31.6
Operating earnings	107.9	55.7	174.9	65.8
Equity earnings (loss)	(0.7)	0.9	(0.2)	0.8
Other income (expense), net	0.9	(0.4)	0.9	0.6
Earnings before interest, loss on early extinguishment of debt and income taxes	108.1	56.2	175.6	67.2
Interest expense	(21.2)	(23.9)	(44.5)	(48.2)
Interest income	0.9	0.7	1.7	1.6
Loss on early extinguishment of debt	(0.9)	(4.1)	(5.2)	(4.4)
Earnings before income taxes	86.9	28.9	127.6	16.2
Income tax provision	17.6	15.2	30.8	15.5
Net earnings	$69.3	$13.7	$96.8	$0.7

Earnings per common share:
Basic	$0.78	$0.15	$1.08	$0.01
Diluted	$0.75	$0.15	$1.05	$0.01

Weighted average shares used for computation of:
Basic earnings per common share	89.3	88.7	89.3	88.6
Diluted earnings per common share	92.6	91.8	92.5	91.3

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

(in millions)	July 2, 2011	December 31, 2010	July 3, 2010
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$527.0	$551.4	$619.6
Short-term investments in marketable securities	78.8	84.7	0.8
Total cash, cash equivalents and short-term investments in marketable securities	605.8	636.1	620.4
Accounts and notes receivable, less allowances of $32.8, $38.0 and $43.9	447.2	327.3	447.8
Inventories
Finished goods	261.8	276.9	203.6
Work-in-process	174.5	164.0	180.8
Raw materials	91.0	86.6	91.2
Net inventories	527.3	527.5	475.6
Deferred income taxes	20.8	17.0	16.1
Prepaid expenses and other	29.1	27.9	29.7
Current assets	1,630.2	1,535.8	1,589.6

Property
Land	88.8	88.9	90.6
Buildings and improvements	642.3	651.3	657.1
Equipment	1,068.7	1,079.3	1,069.1
Total land, buildings and improvements and equipment	1,799.8	1,819.5	1,816.8
Accumulated depreciation	(1,265.5)	(1,250.3)	(1,234.0)
Net land, buildings and improvements and equipment	534.3	569.2	582.8
Unamortized product tooling costs	69.6	61.0	70.9
Net property	603.9	630.2	653.7

Other assets
Goodwill	293.1	290.9	288.9
Other intangibles, net	52.9	56.7	61.5
Long-term investments in marketable securities	71.0	21.0	—
Equity investments	55.8	53.7	59.3
Other long-term assets	85.1	89.7	90.4
Other assets	557.9	512.0	500.1

Total assets	$2,792.0	$2,678.0	$2,743.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	July 2,	December 31,	July 3,
(in millions, except share data)	2011	2010	2010
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$1.7	$2.2	$4.8
Accounts payable	324.7	288.2	313.6
Accrued expenses	641.5	661.2	613.2
Current liabilities	967.9	951.6	931.6

Long-term liabilities
Debt	785.2	828.4	819.2
Deferred income taxes	96.7	71.6	67.9
Postretirement benefits	525.6	548.9	531.9
Other	206.2	207.1	191.9
Long-term liabilities	1,613.7	1,656.0	1,610.9

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	429.2	424.6	418.5
Retained earnings	487.1	390.3	506.0
Treasury stock, at cost: 13,487,000, 13,877,000 and 13,938,000 shares	(398.4)	(405.9)	(407.0)
Accumulated other comprehensive loss, net of tax	(384.4)	(415.5)	(393.5)
Shareholders’ equity	210.4	70.4	200.9

Total liabilities and shareholders’ equity	$2,792.0	$2,678.0	$2,743.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
(in millions)	July 2, 2011	July 3, 2010

Cash flows from operating activities
Net earnings	$96.8	$0.7
Depreciation and amortization	53.9	67.7
Pension expense, net of contributions	(5.0)	10.6
(Gains) losses on sale of property, plant and equipment, net	(10.0)	0.7
Deferred income taxes	14.7	2.6
Other long-lived asset impairment charges	0.4	19.9
Loss on early extinguishment of debt	5.2	4.4
Changes in certain current assets and current liabilities	(109.4)	(74.0)
Income taxes	7.3	114.8
Other, net	27.3	(9.3)
Net cash provided by operating activities	81.2	138.1

Cash flows from investing activities
Capital expenditures	(31.8)	(18.8)
Purchases of marketable securities	(125.3)	—
Sales or maturities of marketable securities	79.3	—
Investments	(0.4)	(8.6)
Proceeds from the sale of property, plant and equipment	16.2	2.5
Other, net	7.0	7.3
Net cash used for investing activities	(55.0)	(17.6)

Cash flows from financing activities
Net payments of short-term debt	(0.3)	(5.7)
Net proceeds from issuance of long-term debt	—	10.0
Payments of long-term debt including current maturities	(44.7)	(28.9)
Net premium paid on early extinguishment of debt	(5.2)	(4.3)
Net proceeds from stock compensation activity	4.2	1.4
Other, net	(4.6)	—
Net cash used for financing activities	(50.6)	(27.5)

Net increase (decrease) in cash and cash equivalents	(24.4)	93.0
Cash and cash equivalents at beginning of period	551.4	526.6

Cash and cash equivalents at end of period	$527.0	$619.6

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2010 Annual Report on Form 10-K (the 2010 Form 10-K).  These interim results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of July 2, 2011, December 31, 2010, and July 3, 2010, the results of operations for the three months and six months ended July 2, 2011 and July 3, 2010, and the cash flows for the six months ended July 2, 2011 and July 3, 2010.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first two quarters of fiscal year 2011 ended on April 2, 2011, and July 2, 2011, and the first two quarters of fiscal year 2010 ended on April 3, 2010, and July 3, 2010.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the six months ended July 2, 2011 or will be adopted in future periods.

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

Fair Value Measurements:  In May 2011, the FASB amended the ASC to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards.  The amendment is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company is currently evaluating the impact the adoption of the ASC amendment may have on the Company’s consolidated financial statements.

Comprehensive Income:  In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income.  Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.  The Company is currently evaluating the impact the adoption of the ASC amendment may have on the Company’s consolidated financial statements.

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

Asset Disposition Actions – These amounts mainly relate to sales of assets and impairments of:
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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, as appropriate.  The Company considers actions related to the divestiture of its Triton fiberglass boat business, the closure of a marine electronics business, the sale of certain Baja boat business assets and the sale of the Valley-Dynamo business to be exit activities.  All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months and six months ended July 2, 2011 and July 3, 2010.  The 2011 charges consist of expenses related to actions initiated in 2011, 2010, 2009 and 2008.  The 2010 charges consist of expenses related to actions initiated in 2010, 2009 and 2008:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Restructuring activities:
Employee termination and other benefits	$0.4	$2.0	$1.6	$5.8
Transformation and other costs:
Consolidation of manufacturing footprint	3.9	3.0	7.8	6.2
Exit activities:
Employee termination and other benefits	—	0.7	—	0.7
Current asset write-downs	—	0.9	—	0.9
Transformation and other costs:
Consolidation of manufacturing footprint	—	—	0.6	—
Asset disposition actions:
Trade name impairments	—	1.1	—	1.1
Definite-lived asset impairments and (gains) on disposal	(4.6)	16.5	(5.0)	16.9

Total restructuring, exit and impairment charges	$(0.3)	$24.2	$5.0	$31.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The Company anticipates it will incur between $1 million and $5 million of additional restructuring charges in 2011 primarily related to known restructuring activities initiated in 2010 and 2009.  The Company expects most of these charges will be incurred in the Marine Engine and Boat segments.  The Company may incur additional restructuring, exit and impairment charges if there are reductions in demand for the Company’s products, further opportunities to reduce costs or future operating losses.

Actions Initiated in 2011 and 2010

No significant restructuring, exit or impairment charges have been recorded through the six months ended July 2, 2011 related to 2011 initiatives.  During 2010, the Company continued its restructuring activities by disposing of non-strategic assets, consolidating manufacturing operations and reducing the Company’s global workforce.  During the second quarter of 2010, the Company finalized plans to divest its Triton fiberglass boat brand and completed an asset sale transaction in the third quarter of 2010.  The Company also reached a decision to consolidate its Cabo Yachts production into its Hatteras facility in New Bern, North Carolina in the second quarter of 2010.  Additionally, the Company recorded impairment charges for its Ashland City, Tennessee facility in connection with the divestiture of its Triton fiberglass boat brand.

The restructuring, exit and impairment charges recorded in the three months and six months ended July 2, 2011 and July 3, 2010, related to actions initiated in 2011 and 2010, by reportable segment, are summarized below:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Marine Engine	$(0.2)	$—	$(0.2)	$—
Boat	(0.6)	18.7	0.8	18.7
Fitness	0.1	—	0.1	—
Bowling & Billiards	—	0.1	—	0.2
Corporate	—	—	0.1	—

Total	$(0.7)	$18.8	$0.8	$18.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following is a summary of the charges by category associated with the Company’s 2011 and 2010 restructuring initiatives:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Restructuring activities:
Employee termination and other benefits	$(0.2)	$0.2	$—	$0.3
Transformation and other costs:
Consolidation of manufacturing footprint	0.5	—	1.2	—
Exit activities:
Employee termination and other benefits	—	0.7	—	0.7
Current asset write-downs	—	0.9	—	0.9
Transformation and other costs:
Consolidation of manufacturing footprint	—	—	0.6	—
Asset disposition actions:
Trade name impairments	—	1.1	—	1.1
Definite-lived asset impairments and (gains) on disposal	(1.0)	15.9	(1.0)	15.9

Total restructuring, exit and impairment charges	$(0.7)	$18.8	$0.8	$18.9

The restructuring charges related to actions initiated in 2011 and 2010, by reportable segment, for the six months ended July 2, 2011, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Corporate	Total

Employee termination and other benefits	$(0.2)	$0.1	$—	$0.1	$—
Transformation and other costs	—	1.7	0.1	—	1.8
Asset disposition actions	—	(1.0)	—	—	(1.0)

Total restructuring, exit and impairment charges	$(0.2)	$0.8	$0.1	$0.1	$0.8

The restructuring charges related to actions initiated in 2010, by reportable segment, for the six months ended July 3, 2010, are summarized below:

(in millions)	Boat	Bowling & Billiards	Total

Employee termination and other benefits	$0.8	$0.2	$1.0
Current asset write-downs	0.9	—	0.9
Asset disposition actions	17.0	—	17.0

Total restructuring, exit and impairment charges	$18.7	$0.2	$18.9

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following table summarizes the 2011 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2011 and 2010 and the related status as of July 2, 2011.  The accrued amounts remaining as of July 2, 2011 represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2011 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs (Gains) Recognized in 2011	Non-cash Gains	Net Cash Payments	Accrued Costs as of July 2, 2011

Employee termination and other benefits	$0.8	$—	$0.2	$(0.9)	$0.1
Transformation and other costs:
Consolidation of manufacturing footprint	1.4	1.8	—	(3.2)	—
Retention and relocation costs	0.5	—	—	(0.1)	0.4
Asset disposition actions:
Definite-lived asset impairments (gains) on disposal	—	(1.0)	1.0	—	—

Total restructuring, exit and impairment charges	$2.7	$0.8	$1.2	$(4.2)	$0.5

Actions Initiated in 2009

During the third quarter of 2009, the Company announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant.  This plant consolidation effort is expected to continue through 2011.  During the second quarter of 2011, the Company recognized gains on the sale of certain Marine Engine properties.  The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009.  These actions in the Company’s marine businesses are expected to provide long-term cost savings by reducing its fixed-cost structure.  The Company also began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009, including the previously mothballed plants in Navassa and Swansboro, North Carolina, and its Riverview plant in Knoxville, Tennessee.

The restructuring, exit and impairment charges recorded in the three months and six months ended July 2, 2011 and July 3, 2010, related to actions initiated in 2009, by reportable segment, are summarized below:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Marine Engine	$(0.1)	$2.1	$4.2	$4.5
Boat	—	1.2	(0.4)	3.9
Fitness	—	0.1	—	0.1
Bowling & Billiards	—	0.1	—	0.2
Corporate	—	0.1	(0.1)	0.4

Total	$(0.1)	$3.6	$3.7	$9.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following is a summary of the charges by category associated with the 2009 restructuring activities recognized during the three months and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Restructuring activities:
Employee termination and other benefits	$0.6	$1.7	$1.6	$5.4
Transformation and other costs:
Consolidation of manufacturing footprint	3.4	1.9	6.6	3.7
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(4.1)	—	(4.5)	—

Total restructuring, exit and impairment charges	$(0.1)	$3.6	$3.7	$9.1

The restructuring charges related to actions initiated in 2009, by reportable segment, for the six months ended July 2, 2011, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total

Employee termination and other benefits	$1.6	$—	$—	$1.6
Transformation and other costs	6.7	—	(0.1)	6.6
Asset disposition actions	(4.1)	(0.4)	—	(4.5)

Total restructuring, exit and impairment charges	$4.2	$(0.4)	$(0.1)	$3.7

The restructuring charges related to actions initiated in 2009, by reportable segment, for the six months ended July 3, 2010, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$2.1	$2.7	$0.1	$0.2	$0.3	$5.4
Transformation and other costs	2.4	1.2	—	—	0.1	3.7

Total restructuring, exit and impairment charges	$4.5	$3.9	$0.1	$0.2	$0.4	$9.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following table summarizes the 2011 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2009 and the related status as of July 2, 2011.  The accrued amounts remaining as of July 2, 2011 represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2011 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs (Gains) Recognized in 2011	Non-cash Gains	Net Cash Payments	Accrued Costs as of July 2, 2011

Employee termination and other benefits	$6.8	$1.6	$—	$(1.8)	$6.6
Transformation and other costs:
Consolidation of manufacturing footprint	1.5	6.6	—	(6.8)	1.3
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(4.5)	4.5	—	—

Total restructuring, exit and impairment charges	$8.3	$3.7	$4.5	$(8.6)	$7.9

Actions Initiated in 2008

The restructuring, exit and impairment charges recorded in 2011 and 2010 relate to the following actions initiated by the Company in 2008: closing its boat plant in Bucyrus, Ohio, in anticipation of the proposed sale of certain assets relating to its Baja boat business; ceasing boat manufacturing at one of its facilities in Merritt Island, Florida; closing its Swansboro, North Carolina, boat plant; writing-down certain assets of the Valley-Dynamo coin-operated commercial billiard business; announcing the closure of its boat production facilities in Cumberland, Maryland; Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington; and mothballing its plant in Navassa, North Carolina.

The restructuring, exit and impairment charges recorded in the three months and six months ended July 2, 2011 and July 3, 2010, related to actions initiated in 2008, by reportable segment, are summarized below:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Boat	$0.5	$1.8	$0.5	$3.2
Corporate	—	—	—	0.4

Total	$0.5	$1.8	$0.5	$3.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following is a summary of the charges by category associated with the 2008 restructuring activities recognized during the three months and six months ended July 2, 2011 and July 3, 2010:
	Three Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Restructuring activities:
Employee termination and other benefits	$—	$0.1	$—	$0.1
Transformation and other costs:
Consolidation of manufacturing footprint	—	1.1	—	2.5
Asset disposition actions:
Definite-lived asset impairments	0.5	0.6	0.5	1.0

Total restructuring, exit and impairment charges	$0.5	$1.8	$0.5	$3.6

The restructuring charges related to actions initiated in 2008, by reportable segment for the six months ended July 2, 2011, are summarized below:

(in millions)	Boat	Total

Asset disposition actions	$0.5	$0.5

Total restructuring, exit and impairment charges	$0.5	$0.5

The restructuring charges related to actions initiated in 2008, by reportable segment for the six months ended July 3, 2010, are summarized below:

(in millions)	Boat	Corporate	Total

Employee termination and other benefits	$0.1	$—	$0.1
Transformation and other costs	2.5	—	2.5
Asset disposition actions	0.6	0.4	1.0

Total restructuring, exit and impairment charges	$3.2	$0.4	$3.6

The following table summarizes the related status of actions initiated in 2008 as of July 2, 2011.  The accrued amounts remaining as of July 2, 2011 represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2011 and is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs Recognized in 2011	Non-cash Charges	Net Cash Payments	Accrued Costs as of July 2, 2011

Employee termination and other benefits	$0.7	$—	$—	$(0.3)	$0.4
Transformation and other costs:
Consolidation of manufacturing footprint	1.5	—	—	(0.3)	1.2
Asset disposition actions:
Definite-lived asset impairments	—	0.5	(0.5)	—	—

Total restructuring, exit and impairment charges	$2.2	$0.5	$(0.5)	$(0.6)	$1.6

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months and six months ended July 2, 2011 and July 3, 2010.  The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

Fair Value Hedges. During 2011 and 2010, the Company entered into foreign currency forward contracts to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in the exchange rates of foreign currencies.  The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings each period as incurred.

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

A cash flow hedge requires that, as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of July 2, 2011, the term of derivative instruments hedging forecasted transactions ranged from one to 17 months.

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

Forward exchange contracts outstanding at July 2, 2011 and December 31, 2010 had notional contract values of $146.9 million and $138.3 million, respectively.  Option contracts outstanding at July 2, 2011 and December 31, 2010 had notional contract values of $116.6 million and $181.1 million, respectively.  The forward and options contracts outstanding at July 2, 2011 mature during 2011 and 2012 and mainly relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, Mexican peso, Norwegian krone, Swedish krona, British pound, New Zealand dollar and Hungarian forint.  As of July 2, 2011, the Company estimates that during the next 12 months, it will reclassify approximately $4.1 million in net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. As of July 2, 2011 and December 31, 2010, the Company had $3.4 million and $3.9 million, respectively, of net deferred gains associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on $250.0 million of forward starting interest rate swaps terminated in July 2006 and losses deferred on $150.0 million of notional value forward starting swaps, which were terminated in August 2008.  There were no forward starting interest rate swaps outstanding at July 2, 2011.  For the three months and six months ended July 2, 2011, the Company recognized $0.2 million and $0.5 million, respectively, of net amortization gains in Interest expense related to all settled forward starting interest rate swaps.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and natural gas.  Commodity swap contracts outstanding at July 2, 2011 and December 31, 2010 had notional values of $8.2 million and $14.0 million, respectively.  The contracts outstanding mature throughout 2011.  The amount of gain or loss associated with these instruments is deferred in Accumulated other comprehensive loss and is recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of July 2, 2011, the Company estimates that during the next 12 months, it will reclassify approximately $1.8 million in net gains (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

As of July 2, 2011, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$1.4	Accrued expenses	$2.5
Commodity contracts	Prepaid expenses and other	1.5	Accrued expenses	0.1

Total		$2.9		$2.6

As of December 31, 2010, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$1.1	Accrued expenses	$3.4
Commodity contracts	Prepaid expenses and other	2.4	Accrued expenses	0.2

Total		$3.5		$3.6

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended July 2, 2011 was:

(in millions)
Fair Value Hedging Instruments	Location of (Loss) on Derivatives Recognized in Earnings	Amount of (Loss) on Derivatives Recognized in Earnings

Foreign exchange contracts	Cost of sales	$(1.0)

Total		$(1.0)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)

Interest rate contracts	$—	Interest expense	$0.2
Foreign exchange contracts	(1.8)	Cost of sales	(4.4)
Commodity contracts	(0.4)	Cost of sales	1.2

Total	$(2.2)		$(3.0)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The effect of derivative instruments on the Consolidated Statement of Operations for the six months ended July 2, 2011 was:

(in millions)
Fair Value Hedging Instruments	Location of (Loss) on Derivatives Recognized in Earnings	Amount of (Loss) on Derivatives Recognized in Earnings

Foreign exchange contracts	Cost of sales	$(2.3)
Foreign exchange contracts	Other income (expense), net	(0.1)

Total		$(2.4)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)

Interest rate contracts	$—	Interest expense	$0.5
Foreign exchange contracts	(6.7)	Cost of sales	(6.1)
Commodity contracts	1.2	Cost of sales	2.0

Total	$(5.5)		$(3.6)

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended July 3, 2010 was:

(in millions)
Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings	Amount of Gain on Derivatives Recognized in Earnings

Foreign exchange contracts	Cost of sales	$2.7
Foreign exchange contracts	Other income (expense), net	0.2

Total		$2.9

Cash Flow Hedge Instruments	Amount of Gain on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)

Interest rate contracts	$—	Interest expense	$0.2
Foreign exchange contracts	3.3	Cost of sales	0.6
Commodity contracts	0.4	Cost of sales	0.8

Total	$3.7		$1.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The effect of derivative instruments on the Consolidated Statement of Operations for the six months ended July 3, 2010 was:

(in millions)
Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings	Amount of Gain on Derivatives Recognized in Earnings

Foreign exchange contracts	Cost of sales	$4.0
Foreign exchange contracts	Other income (expense), net	0.5

Total		$4.5

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)

Interest rate contracts	$—	Interest expense	$0.5
Foreign exchange contracts	5.2	Cost of sales	0.2
Commodity contracts	(2.5)	Cost of sales	0.5

Total	$2.7		$1.2

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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At July 2, 2011, the fair value of the Company’s long-term debt was approximately $842.8 million as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $786.7 million as of July 2, 2011.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2011:

(in millions)	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$320.3	$—	$—	$320.3
Short-term investments in marketable securities	5.8	73.0	—	78.8
Long-term investments in marketable securities	71.0	—	—	71.0
Equity investments	2.1	—	—	2.1
Derivatives	—	2.9	—	2.9

Total assets	$399.2	$75.9	$—	$475.1

Liabilities:
Derivatives	$—	$2.6	$—	$2.6

Total liabilities	$—	$2.6	$—	$2.6

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

During the three months and six months ended July 2, 2011 and July 3, 2010, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities.  The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments.  Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value.  Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.  Other than the assets measured at fair value on a recurring basis, as shown in the table above, the definite-lived asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis during 2011 were $0.8 million, all of which were measured as of July 2, 2011.  Asset balances measured at fair value on a non-recurring basis during 2010 were $17.4 million, of which $8.5 million, $2.9 million, $2.5 million and $3.5 million were measured as of December 31, 2010, October 2, 2010, July 3, 2010 and April 3, 2010, respectively.  Assets measured at fair value on a nonrecurring basis relate primarily to assets no longer being used.  Those balances were determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 5 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of July 2, 2011, 2.6 million shares were available for grant.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Stock Options and SARs

Prior to 2005, the Company mainly issued share-based compensation in the form of stock options, and had not issued any SARs.  Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options.  During the three months and six months ended July 2, 2011, the Company granted 0.0 million and 0.9 million SARs, respectively.  During the three months and six months ended July 3, 2010, the Company granted 0.0 million and 1.9 million SARS, respectively.  In the three months and six months ended July 2, 2011, there was $3.1 million and $6.1 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.  In the three months and six months ended July 3, 2010, there was $4.0 million and $6.6 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.

The weighted average fair values of individual SARs granted were $11.14 and $5.63 during the six months ending July 2, 2011 and July 3, 2010, respectively.  The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2011 and 2010:

	2011	2010

Risk-free interest rate	2.8%	2.8%
Dividend yield	0.2%	0.7%
Volatility factor	52.3%	53.0%
Weighted average expected life	5.2 – 6.7 years	5.8 – 6.6 years

Non-vested Stock Awards

During the three months and six months ended July 2, 2011, the Company granted 0.0 million and 0.2 million stock awards, respectively.  The Company granted 0.0 million and 0.2 million stock awards during the three months and six months ended July 3, 2010, respectively.  The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period.  During the three months and six months ended July 2, 2011, $0.9 million and $1.8 million, respectively, was charged to compensation expense from the amortization of previous grants.  During the three months and six months ended July 3, 2010, $0.6 million and $1.1 million, respectively, was charged to compensation expense from the amortization of previous grants.

As of July 2, 2011, there was $4.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.5 years.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 6 – Earnings per Common Share

Basic earnings per common share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock options and SARs (collectively “options”) and non-vested stock awards.

Basic and diluted earnings per common share for the three months and six months ended July 2, 2011 and for the comparable periods ended July 3, 2010 were calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net earnings	$69.3	$13.7	$96.8	$0.7

Weighted average outstanding shares – basic	89.3	88.7	89.3	88.6
Dilutive effect of common stock equivalents	3.3	3.1	3.2	2.7

Weighted average outstanding shares – diluted	92.6	91.8	92.5	91.3

Basic earnings per common share	$0.78	$0.15	$1.08	$0.01

Diluted earnings per common share	$0.75	$0.15	$1.05	$0.01

As of July 2, 2011, the Company had 9.4 million options outstanding, of which 4.9 million were exercisable.  This compares with 10.0 million options outstanding, of which 4.6 million were exercisable, as of July 3, 2010.  During the three months and six months ended July 2, 2011, there were 3.0 million and 2.8 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.  This compares to 3.2 million and 5.2 million anti-dilutive weighted average shares of options outstanding that were excluded from the corresponding periods ended July 3, 2010.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash payments associated with these customer financing arrangements as of July 2, 2011 and July 3, 2010 were:

	Single Year Obligation		Maximum Obligation
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Marine Engine	$5.8	$6.1	$5.8	$6.1
Boat	2.2	2.7	2.2	2.7
Fitness	39.2	32.4	43.5	38.0
Bowling & Billiards	4.0	6.5	8.3	14.2

Total	$51.2	$47.7	$59.8	$61.0

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is mitigated by the value of the collateral that secures the financing.  The Company had $5.9 million and $3.5 million accrued for potential losses related to recourse exposure at July 2, 2011 and July 3, 2010, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The potential amount of cash payments the Company could be required to make to repurchase collateral as of July 2, 2011 and July 3, 2010 was:

	Single Year Obligation		Maximum Obligation
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Marine Engine	$2.4	$2.9	$2.4	$2.9
Boat	84.9	87.5	104.9	107.5
Bowling & Billiards	0.2	0.1	0.2	0.1

Total	$87.5	$90.5	$107.5	$110.5

The Company’s risk under these repurchase arrangements is mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.7 million and $4.6 million accrued for potential losses related to repurchase exposure at July 2, 2011 and July 3, 2010, respectively.  The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $70.4 million as of July 2, 2011.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $15.1 million as collateral against $18.1 million of outstanding surety bonds as of July 2, 2011.

In addition to the guarantee arrangements discussed above, the Company has accounts receivable sale arrangements with certain third parties.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $51.4 million and $49.6 million was recorded in Accounts and notes receivable and Accrued expenses as of July 2, 2011 and December 31, 2010, respectively, related to these arrangements.  Further, the long-term portion of these arrangements of $39.6 million and $47.2 million as of July 2, 2011 and December 31, 2010, respectively, was recorded in Other long-term assets and Other long-term liabilities.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended July 2, 2011 and July 3, 2010:

	Six Months Ended
(in millions)	July 2, 2011	July 3, 2010

Balance at beginning of period	$151.3	$139.8
Payments made	(39.3)	(43.0)
Provisions/additions for contracts issued/sold	41.3	43.1
Aggregate changes for preexisting warranties	(0.2)	(0.1)

Balance at end of period	$153.1	$139.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Additionally, customers may purchase a contract from the Company that extends product warranty beyond the standard period in the Company’s Marine Engine, Boat and Fitness segments.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period as costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $39.4 million and $37.4 million as of July 2, 2011 and December 31, 2010, respectively.

Legal and Environmental

The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim.  Management does not expect in light of existing reserves that the Company’s litigation claims, when finally resolved, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

There were no significant changes to the legal and environmental commitments that were discussed in Note 11 to the consolidated financial statements in the 2010 Form 10-K.

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money recognized as an asset, on its Condensed Consolidated Balance Sheets as of July 2, 2011, December 31, 2010 and July 3, 2010.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its receivables into three categories: receivables repurchased from under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 7 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as a secured obligation with an offsetting balance recorded in Accrued expenses and Other long-term liabilities as discussed in Note 7 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers that were originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of July 2, 2011:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Short-term	$—	$—	$3.2	$9.5	$—	$12.7
Long-term	—	—	1.5	5.8	—	7.3
Allowance for credit loss	—	—	(1.8)	(8.0)	—	(9.8)
Total	—	—	2.9	7.3	—	10.2

Third-Party Receivables:
Short-term	11.3	3.9	36.1	0.1	—	51.4
Long-term	—	—	39.5	0.1	—	39.6
Allowance for credit loss	—	—	—	—	—	—
Total	11.3	3.9	75.6	0.2	—	91.0

Other Receivables:
Short-term	12.4	0.9	1.6	—	4.0	18.9
Long-term	4.5	1.1	0.6	—	1.8	8.0
Allowance for credit loss	(0.1)	(1.1)	(0.6)	—	—	(1.8)
Total	16.8	0.9	1.6	—	5.8	25.1

Total Financing Receivables	$28.1	$4.8	$80.1	$7.5	$5.8	$126.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2010:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Short-term	$—	$—	$2.9	$11.2	$—	$14.1
Long-term	—	—	1.1	6.8	—	7.9
Allowance for credit loss	—	—	(1.4)	(8.2)	—	(9.6)
Total	—	—	2.6	9.8	—	12.4

Third-Party Receivables:
Short-term	8.1	2.9	38.4	0.2	—	49.6
Long-term	—	—	47.0	0.2	—	47.2
Allowance for credit loss	—	—	—	—	—	—
Total	8.1	2.9	85.4	0.4	—	96.8

Other Receivables:
Short-term	5.7	0.9	1.5	—	6.4	14.5
Long-term	5.6	0.8	0.8	—	2.3	9.5
Allowance for credit loss	—	(0.8)	(0.7)	—	(2.8)	(4.3)
Total	11.3	0.9	1.6	—	5.9	19.7

Total Financing Receivables	$19.4	$3.8	$89.6	$10.2	$5.9	$128.9

The following table sets forth activity related to the allowance for credit loss on financing receivables during the six months ended July 2, 2011:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Beginning balance	$—	$—	$1.4	$8.2	$—	$9.6
Current period provision	—	—	0.9	0.3	—	1.2
Direct write-downs	—	—	(0.2)	(0.4)	—	(0.6)
Recoveries	—	—	(0.3)	(0.1)	—	(0.4)

Ending balance	$—	$—	$1.8	$8.0	$—	$9.8

Other Receivables:
Beginning balance	$—	$0.8	$0.7	$—	$2.8	$4.3
Current period provision	0.1	0.3	—	—	1.0	1.4
Direct write-downs	—	—	—	—	(1.0)	(1.0)
Recoveries	—	—	(0.1)	—	(2.8)	(2.9)

Ending balance	$0.1	$1.1	$0.6	$—	$—	$1.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 9 – Segment Data

Brunswick is a manufacturer and marketer of leading consumer brands and operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards.  The Company’s segments are defined by management’s reporting structure and operating activities.

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

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended July 2, 2011 and July 3, 2010:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Marine Engine	$618.5	$579.2	$95.5	$89.2
Boat	326.7	296.6	9.4	(23.6)
Marine eliminations	(68.0)	(61.6)	—	—
Total Marine	877.2	814.2	104.9	65.6

Fitness	141.6	123.2	19.1	8.7
Bowling & Billiards	77.5	77.3	1.5	(2.6)
Corporate/Other	—	—	(17.6)	(16.0)

Total	$1,096.3	$1,014.7	$107.9	$55.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the six months ended July 2, 2011 and July 3, 2010:

	Net Sales		Operating Earnings (Loss)
	Six Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Marine Engine	$1,139.0	$1,024.9	$147.1	$115.7
Boat	610.3	540.2	5.6	(50.3)
Marine eliminations	(129.9)	(117.4)	—	—
Total Marine	1,619.4	1,447.7	152.7	65.4

Fitness	298.0	242.2	42.5	18.2
Bowling & Billiards	164.8	169.2	14.7	12.3
Corporate/Other	—	—	(35.0)	(30.1)

Total	$2,082.2	$1,859.1	$174.9	$65.8

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	July 2, 2011	Dec. 31, 2010

Marine Engine	$771.8	$675.3
Boat	393.3	394.6
Total Marine	1,165.1	1,069.9

Fitness	548.8	559.4
Bowling & Billiards	264.6	260.4
Corporate/Other	813.5	788.3

Total	$2,792.0	$2,678.0

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following is a summary of the Company’s available-for-sale securities as of July 2, 2011:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)

Agency Bonds	$76.0	$—	$—	$76.0
Corporate Bonds	53.6	—	(0.1)	53.5
Commercial Paper	19.5	—	—	19.5
U.S. Treasury Bills	0.8	—	—	0.8

Total available-for-sale securities	$149.9	$—	$(0.1)	$149.8

The following is a summary of the Company’s available-for-sale securities as of December 31, 2010:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)

Corporate Bonds	$44.5	$—	$(0.1)	$44.4
Agency Bonds	31.0	—	—	31.0
Commercial Paper	29.5	—	—	29.5
U.S. Treasury Bills	0.8	—	—	0.8

Total available-for-sale securities	$105.8	$—	$(0.1)	$105.7

The net carrying value and estimated fair value of debt securities at July 2, 2011, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)

Available-for-sale debt securities:
Due in one year or less	$78.9	$78.8
Due after one year through two years	71.0	71.0

Total available-for-sale debt securities	$149.9	$149.8

The net carrying value and estimated fair value of debt securities at December 31, 2010, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)

Available-for-sale debt securities:
Due in one year or less	$84.8	$84.7
Due after one year through two years	21.0	21.0

Total available-for-sale debt securities	$105.8	$105.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

There were $55.3 million in sales and $24.0 million in redemptions of available-for-sale securities during the six months ended July 2, 2011.  There were no sales or redemptions of available-for-sale securities during the six months ended July 3, 2010. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was ($0.0) million and ($0.1) million during the three months and six months ended July 2, 2011.  There was no net adjustment to Unrealized investment losses on available-for-sale securities during the three months and six months ended July 3, 2010.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.  The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovering its amortized cost.  Based on the results of this evaluation, management concluded that as of July 2, 2011 the unrealized losses related to debt securities are temporary.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 11 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a reporting period.  Accumulated other comprehensive income (loss) includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax.  Changes in the components of other comprehensive income (loss) for the three months and six months ended July 2, 2011 and July 3, 2010 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net earnings	$69.3	$13.7	$96.8	$0.7
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	2.3	(14.4)	18.4	(27.2)
Net change in unrealized gains (losses) on investments	0.3	(0.6)	0.3	(1.7)
Net change in unamortized prior service cost	5.0	(1.2)	3.8	(2.4)
Net change in unamortized actuarial loss	5.1	5.6	10.5	11.1
Net change in unrealized derivative gains (losses)	0.7	0.1	(1.9)	1.5
Total other comprehensive income (loss)	13.4	(10.5)	31.1	(18.7)

Comprehensive income (loss)	$82.7	$3.2	$127.9	$(18.0)

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

The term of the joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  In March 2011, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 15 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 15 – Debt, is below $37.5 million.  As of July 2, 2011, the Company was in compliance with the fixed-charge coverage ratio under both the joint venture agreement and the Facility.

BAC is funded in part through a $1.0 billion secured borrowing facility from GECDF, which is in place through the term of the joint venture, and with equity contributions from both partners.  BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC.  The sales of these receivables meet the requirements of a “true sale” and are therefore not retained on the financial statements of BAC.  The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries.  In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables.  BFS and GECDF have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.  The Company records this income in Other income (expense), net, in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To qualify as the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at July 2, 2011 and December 31, 2010, was $10.2 million and $10.3 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	July 2, 2011	Dec. 31, 2010

Investment	$10.2	$10.3
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(2.0)	(1.3)

Total maximum loss exposure	$80.5	$81.3

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

BFS recorded income related to the operations of BAC of $0.8 million and $2.0 million for the three months and six months ended July 2, 2011, respectively.  During the three months and six months periods ended July 3, 2010, BFS recorded income of $1.2 million and $2.1 million, respectively.  These amounts include amounts earned by BFS under the aforementioned income sharing agreement.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 13 – Income Taxes

The Company recognized an income tax provision of $17.6 million and $30.8 million for the three months and six months ended July 2, 2011. In addition, the three month and six month tax provision includes a benefit of $1.8 million and $2.1 million, respectively, related primarily to the reassessment of tax reserves. Due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. However, an income tax provision or benefit is still required for those entities that are not in cumulative loss positions. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and six months ended July 2, 2011, was 20.3 percent and 24.1 percent, respectively.

The Company recognized an income tax provision of $15.2 million and $15.5 million for the three months and six months ended July 3, 2010, respectively, which primarily related to foreign and domestic jurisdictions where the Company was not in a cumulative loss position. In addition, the three month and six month tax provision included a charge of $1.3 million and a benefit of $0.8 million, respectively, related to the reassessment of tax reserves. For the three months and six months ended July 3, 2010, the Company determined that the use of a discrete, or actual, method of computing the Company’s income tax provision was more appropriate than the annual effective tax rate method historically used by the Company, which would not be reliable due to its sensitivity to minimal changes in forecasted annual pretax earnings. Under the discrete method, the Company determined income tax expense based upon actual results as if the interim period were an annual period. The effective tax rate for the three months and six months ended July 3, 2010 was 52.6 percent and 95.7 percent, respectively.

As of July 2, 2011 and December 31, 2010, the Company had $31.5 million and $36.9 million of gross unrecognized tax benefits, including interest, respectively. The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of July 2, 2011, could decrease by approximately $10.6 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2011, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 2, 2011 and December 31, 2010, the Company had approximately $3.9 million and $4.9 million accrued for the payment of interest, respectively. There were no amounts accrued for penalties at July 2, 2011 or December 31, 2010.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2006 through 2009 are currently open for examination by the Internal Revenue Service (IRS). The IRS has completed its field examination and has issued its Revenue Agent’s Report for 2006 through 2009, and all open issues have been resolved. Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year. With the exception of Germany, where the Company was recently audited for taxable years 1998 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2005. The Company’s German subsidiary is awaiting the German Tax Auditor’s report for the years 1998 through 2001.

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

Pension and other postretirement benefit costs included the following components for the three months ended July 2, 2011 and July 3, 2010:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$0.3	$0.2	$0.1	$0.1
Interest cost	15.6	16.2	0.8	1.0
Expected return on plan assets	(13.3)	(12.4)	—	—
Amortization of prior service costs (credits)	—	0.1	(1.2)	(1.0)
Amortization of net actuarial loss	5.4	5.6	0.2	—
Curtailment loss	0.3	—	—	—

Net pension and other benefit costs	$8.3	$9.7	$(0.1)	$0.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Pension and other postretirement benefit costs included the following components for the six months ended July 2, 2011 and July 3, 2010:

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$0.6	$0.5	$0.2	$0.2
Interest cost	31.2	32.4	1.7	2.0
Expected return on plan assets	(26.6)	(24.7)	—	—
Amortization of prior service costs (credits)	0.1	0.2	(2.2)	(2.0)
Amortization of net actuarial loss	10.8	11.1	0.4	—
Curtailment loss	0.3	—	—	—

Net pension and other benefit costs	$16.4	$19.5	$0.1	$0.2

Employer Contributions and Benefit Payments. During the six months ended July 2, 2011 and July 3, 2010, the Company contributed $1.4 million and $1.5 million, respectively, to fund benefit payments to its nonqualified pension plan.  During the six months ended July 2, 2011 and July 3, 2010, the Company contributed $20.0 million and $7.4 million, respectively, to its qualified pension plans.  Company contributions are subject to changes in the plans’ funded position and Company discretion.

Note 15 – Debt

Short-term debt at July 2, 2011 and December 31, 2010 consisted of the following:

(in millions)	July 2, 2011	Dec. 31, 2010

Current maturities of long-term debt	$1.5	$1.7
Other short-term debt	0.2	0.5

Total short-term debt	$1.7	$2.2

In March 2011, the Company entered into a $300.0 million secured, asset-based facility (Facility), which is expected to remain in place through March 2016.  Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of July 2, 2011, the borrowing base totaled $281.1 million and available borrowing capacity totaled $229.2 million, net of $51.9 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 37.5 basis points per annum as of July 2, 2011.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 250 basis points as of July 2, 2011.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (150 basis points as of July 2, 2011):  the Federal Funds rate plus 0.50 percent, the Prime Rate established by JPMorgan Chase Bank, N.A. or the one month adjusted LIBOR rate plus 1.00 percent.  The Company's

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0 times, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of the second quarter of 2011, the Company had a fixed charge coverage ratio in excess of 1.0 times, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0 times, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0 times.  Upon entering into the Facility, the Company terminated its existing Mercury Receivables ABL Facility and its $400.0 million secured, asset-based facility, which was set to expire in May 2012.  As a result of terminating these agreements, the Company wrote off $1.1 million of deferred debt issuance costs during the first quarter of 2011.

Long-term debt at July 2, 2011 and December 31, 2010 consisted of the following:

(in millions)	July 2, 2011	Dec. 31, 2010

Senior notes, 11.25%, due 2016, net of discount of $7.6 and $8.4	$338.4	$341.6
Notes, 7.125% due 2027, net of discount of $0.7 and $0.8	186.3	199.2
Debentures, 7.375% due 2023, net of discount of $0.4 and $0.4	124.6	124.6
Senior notes, currently 11.75%, due 2013	90.5	117.2
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $7.6 and $8.0	42.4	42.0
Notes, various up to 2.649% payable through 2015	4.5	5.5
	786.7	830.1
Current maturities of long-term debt	(1.5)	(1.7)

Long-term debt	$785.2	$828.4

The Company repurchased $8.0 million and $26.7 million of its 11.75 percent Senior notes due 2013 (2013 Notes) during the three months and six months ended July 2, 2011, respectively.  During the three months and six months ended July 2, 2011, the Company also repurchased $4.0 million of its 11.25 percent Senior notes due 2016 (2016 Notes) and $13.0 million of its 7.125 percent notes due 2027.  The Company recorded a Loss on early extinguishment of debt on the Consolidated Statements of Operations of $0.9 million and $5.2 million during the three months and six months ended July 2, 2011, respectively, associated with these retirements.  During the three months and six months ended July 3, 2010, the Company repurchased $24.8 million and $27.8 million, respectively, of its 11.75 percent Senior notes due 2013.  The Company recorded a Loss on early extinguishment of debt on the Consolidated Statements of Operations of $4.1 million and $4.4 million for the three months and six months ended July 3, 2010, respectively, associated with these retirements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 16 – Subsequent Events

Prior to the filing of this report, during the third quarter of 2011, the Company repurchased $32.6 million of its 2016 Notes, $17.0 million of its 2013 Notes and $2.5 million of its 7.375 percent Debentures due 2023.  The Company will realize a loss on early extinguishment of debt of $11.9 million to be recorded during the third quarter of 2011.

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

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations that are subject to risks and uncertainties.  Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors in the Company’s 2010 Annual Report on Form 10-K (2010 Form 10-K).

Overview and Outlook

General

The Company continued to experience strong operating leverage during the second quarter of 2011 on higher net sales and improved operating earnings.  Net sales during the second quarter of 2011 increased 8 percent to $1,096.3 million from $1,014.7 million in the second quarter of 2010, which was driven by the Company’s Marine Engine, Boat and Fitness segments.  During the six months ended July 2, 2011, net sales increased 12 percent to $2,082.2 million from $1,859.1 million during the six months ended July 3, 2010, driven by the Company’s Marine Engine, Boat and Fitness segments, partially offset by declines in the Company’s Bowling & Billiards segment.  Higher sales in the marine businesses during the three months and six months ended July 2, 2011, when compared with the prior year, resulted from increased wholesale shipments, which were supported by solid retail growth, reflecting a stable marine market and market share growth in the Company’s Marine Engine and Boat segments.  Fitness segment net sales increased during the three months and six months ended July 2, 2011 when compared with the three months and six months ended July 3, 2010, primarily due to increased purchases of new equipment by global commercial customers, including a large order from one of the segment’s major customer categories.  The Company also experienced international sales growth in its Fitness, Boat and Marine Engine segments during the first half of 2011, when compared with 2010.

Operating earnings in the second quarter of 2011 were $107.9 million, with an operating margin of 9.8 percent.  These results included $0.3 million of net restructuring, exit and impairment gains recorded during the second quarter of 2011.  In the three months ended July 3, 2010, the Company recorded quarterly operating earnings of $55.7 million, with an operating margin of 5.5 percent, which included restructuring, exit and impairment charges of $24.2 million.  Operating earnings during the six months ended July 2, 2011 were $174.9 million, with an operating margin of 8.4 percent.  These results included $5.0 million of restructuring, exit and impairment charges recorded during the first six months of 2011.  In the first six months of 2010, the Company recorded operating earnings of $65.8 million, with an operating margin of 3.5 percent, and included $31.6 million of restructuring, exit and impairment charges.  The improvement in operating earnings during the quarter and year-to-date periods ended July 2, 2011 when compared with the corresponding periods ended July 3, 2010 was mainly the result of higher overall wholesale unit sales discussed above, lower restructuring, exit and impairment charges, reduced costs from successful cost-reduction efforts, lower bad debt expense and improved fixed-cost absorption from increased production levels.  Additionally, operating earnings in the first six months of 2011 benefited from a gain recognized on the sale of a distribution facility in Australia.  Partially offsetting these factors were higher material costs and increased variable compensation expense recorded in the first six months of 2011.

The Company recognized an income tax provision of $17.6 million and $30.8 million for the three months and six months ended July 2, 2011, respectively. In addition, the three month and six month tax provision includes a benefit of $1.8 million and $2.1 million, respectively, related primarily to the reassessment of tax reserves. Due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. However, an income tax provision or benefit is still required for those entities that are not in cumulative loss positions. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and six months ended July 2, 2011, was 20.3 percent and 24.1 percent, respectively.

The Company recognized an income tax provision of $15.2 million and $15.5 million for the three months and six months ended July 3, 2010, respectively, which primarily related to foreign and domestic jurisdictions where the Company was not in a cumulative loss position. In addition, the three month and six month tax provision included a charge of $1.3 million and a benefit of $0.8 million, respectively, related to the reassessment of tax reserves. For the three months and six months ended July 3, 2010, the Company determined that the use of a discrete, or actual, method of computing the Company’s income tax provision was more appropriate than the annual effective tax rate method historically used by the Company, which would not be reliable due to its sensitivity to minimal changes in forecasted annual pretax earnings. Under the discrete method, the Company determined income tax expense based upon actual results as if the interim period were an annual period. The effective tax rate for the three months and six months ended July 3, 2010 was 52.6 percent and 95.7 percent, respectively.

Management believes that the Company has adequate sources of liquidity to meet its short-term and long-term needs and expects that the Company’s interim cash requirements will be met out of existing cash and marketable securities balances and free cash flow.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives reflected the Company’s response to a difficult marine market.  As the marine market continued to decline, Brunswick expanded its restructuring activities during 2007, 2008, 2009, 2010 and 2011 in order to improve performance, better position the Company to address current market conditions, and achieve longer-term profit growth.  These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during the three months and six months ended July 2, 2011 and July 3, 2010.

The restructuring, exit and impairment charges recorded during 2011 and 2010, by reportable segment, are summarized below:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Marine Engine	$(0.3)	$2.1	$4.0	$4.5
Boat	(0.1)	21.7	0.9	25.8
Fitness	0.1	0.1	0.1	0.1
Bowling & Billiards	—	0.2	—	0.4
Corporate	—	0.1	—	0.8

Total	$(0.3)	$24.2	$5.0	$31.6

See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.  The Company anticipates it will incur between $1 million and $5 million of additional charges in 2011 primarily related to known restructuring activities initiated in 2010 and 2009.

Matters Affecting Comparability

The following events have occurred during the three months and six months ended July 2, 2011 and July 3, 2010, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies.  During the second quarter of 2011, the Company recorded a net gain of $0.3 million related to restructuring activities, which included gains on the sale of certain Marine Engine properties, as compared with charges of $24.2 million in the second quarter of 2010.  Restructuring charges during the first six months of 2011 were $5.0 million, compared with $31.6 million during the first six months of 2010.  See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of distribution facility. In the first quarter of 2011, the Company recognized a $6.8 million gain on the sale of a distribution facility in Australia in Selling, general and administrative expense on the Consolidated Statements of Operations.  There was no comparable gain in 2010.

Loss on early extinguishment of debt. The Company repurchased $25.0 million and $43.7 million of notes during the three months and six months ended July 2, 2011, respectively.  The Company recorded a Loss on early extinguishment of $0.9 million and $5.2 million during the three months and six months ended July 2, 2011, respectively.  During the three months and six months ended July 3, 2010, the Company recorded a Loss on early extinguishment of debt of $4.1 million and $4.4 million, respectively, as the Company retired $24.8 million and $27.8 million of notes, respectively.

Tax items. The Company recognized an income tax provision of $17.6 million and $30.8 million for the three months and six months ended July 2, 2011, respectively.  The Company also recognized an income tax provision of $15.2 million and $15.5 million for the three months and six months ended July 3, 2010, respectively. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and six months ended July 2, 2011, was 20.3 percent and 24.1 percent, respectively.  The effective tax rate for the three months and six months ended July 3, 2010 was 52.6 percent and 95.7 percent, respectively.  See Note 13 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	July 2, 2011	July 3, 2010	$	%

Net sales	$1,096.3	$1,014.7	$81.6	8.0%
Gross margin (A)	$274.8	$242.3	$32.5	13.4%
Restructuring, exit and impairment charges	$(0.3)	$24.2	$(24.5)	NM
Operating earnings	$107.9	$55.7	$52.2	93.7%
Net earnings	$69.3	$13.7	$55.6	NM

Diluted earnings per share	$0.75	$0.15	$0.60	NM

Expressed as a percentage of Net sales:
Gross margin	25.1%	23.9%		120 bpts
Selling, general and administrative expense	13.0%	13.8%		(80) bpts
Research and development expense	2.2%	2.2%		0 bpts
Restructuring, exit and impairment charges	—%	2.4%		(240) bpts
Operating margin	9.8%	5.5%		430 bpts
__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The increase in net sales mainly resulted from higher marine wholesale shipments.  This increase was supported by solid retail growth, reflecting market share growth in the Company’s Marine Engine and Boat segments, as well as the favorable impact of changes in foreign currency exchange rates.  Further increasing sales was higher sales volume in the Company’s Fitness segment as global commercial customers increased purchases of new equipment.  Net sales in the Bowling & Billiards segment remained relatively flat when compared with the second quarter of 2010, as improvements in sales at bowling retail centers were partially offset by decreases in sales of bowling products and billiards.  International sales for the Company increased 9 percent in the second quarter of 2011 when compared with the second quarter of 2010. Increases in international sales were realized by each of the Company’s segments.

The increase in gross margin percentage in the second quarter of 2011 compared with the same period last year was mainly due to the realization of successful cost-reduction efforts, higher fixed-cost absorption, lower warranty expense, as well as favorable changes in foreign currency exchange rates.

Selling, general and administrative expense decreased as a percentage of net sales during the three months ended July 2, 2011 when compared with the comparable period ended July 3, 2010 mainly due to the realization of successful cost-reduction efforts and lower bad debt expense.  These savings were partially offset by higher variable compensation expense.

During the second quarter of 2011, the Company incurred lower restructuring, exit and impairment charges than in the second quarter of 2010.  Restructuring activities during the second quarter of 2011 included gains on the sale of certain idle properties in the Marine Engine segment, partially offset by charges recorded for the continued consolidation of the Company’s marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, as well as continuing plant closure costs in the Company’s Boat segment.  Restructuring activities during the second quarter of 2010 included impairments associated with the Company’s decisions to sell its Triton fiberglass boat brand produced in Ashland City, Tennessee, to evaluate strategic alternatives for its Trophy boat brand and the relocation of its Cabo Yachts production from Adelanto, California to the existing Hatteras facility in New Bern, North Carolina.  Charges were also recorded in the second quarter of 2010 for the continued consolidation of the Company’s marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, as well as continuing plant closure costs in the Company’s Boat segment.  See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Equity earnings (loss) decreased $1.6 million to a loss of $0.7 million in the second quarter of 2011 from earnings of $0.9 million in the second quarter of 2010 primarily due to weaker results from the Company’s marine joint ventures.

Interest expense decreased $2.7 million in the second quarter of 2011 compared with the same period in 2010, primarily as a result of the Company’s debt retirement activities, which lowered outstanding debt levels in 2011.  Interest income remained relatively consistent in the second quarter of 2011 compared with the same period in 2010.

The Company repurchased $25.0 million of notes during the three months ended July 2, 2011.  The Company recorded a Loss on early extinguishment of $0.9 million during the three months ended July 2, 2011.  During the three months ended July 3, 2010, the Company recorded a Loss on early extinguishment of debt of $4.1 million as the Company retired $24.8 million of notes.

The Company recognized an income tax provision of $17.6 million for the three months ended July 2, 2011. The tax provision includes a benefit of $1.8 million related primarily to the reassessment of tax reserves. Due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as the deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. However, an income tax provision or benefit is still required for those entities that are not in cumulative loss positions. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended July 2, 2011, was 20.3 percent.

The Company recognized an income tax provision of $15.2 million for the three months ended July 3, 2010, which primarily related to foreign and domestic jurisdictions where the Company was not in a cumulative loss position. In addition, the tax provision included a charge of $1.3 million related to the reassessment of tax reserves. For the three months ended July 3, 2010, the Company determined that the use of a discrete, or actual, method of computing the Company’s income tax provision was more appropriate than the annual effective tax rate method historically used by the Company, which would not be reliable due to its sensitivity to minimal changes in forecasted annual pretax earnings. Under the discrete method, the Company determined income tax expense based upon actual results as if the interim period were an annual period. The effective tax rate for the three months ended July 3, 2010 was 52.6 percent.

Operating earnings, Net earnings and Diluted earnings per share all increased in the second quarter of 2011 when compared with the same period in 2010 primarily due to the same factors discussed above.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the six months ended:

			2011 vs. 2010
	Six Months Ended		Increase/(Decrease)
(in millions, except per share data)	July 2, 2011	July 3, 2010	$	%

Net sales	$2,082.2	$1,859.1	$223.1	12.0%
Gross margin (A)	$511.1	$420.9	$90.2	21.4%
Restructuring, exit and impairment charges	$5.0	$31.6	$(26.6)	(84.2)%
Operating earnings	$174.9	$65.8	$109.1	NM
Net earnings	$96.8	$0.7	$96.1	NM

Diluted earnings per share	$1.05	$0.01	$1.04	NM

Expressed as a percentage of Net sales:
Gross margin	24.5%	22.6%		190 bpts
Selling, general and administrative expense	13.6%	15.0%		(140) bpts
Research and development expense	2.3%	2.4%		(10) bpts
Restructuring, exit and impairment charges	0.2%	1.7%		(150) bpts
Operating margin	8.4%	3.5%		490 bpts
__________

bpts = basis points
NM = not meaningful

(A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

In addition to the factors affecting net sales in the second quarter, net sales increased in the six months ended July 2, 2011 compared with the comparable period ended July 3, 2010, due to increases in Fitness segment net sales resulting primarily from a large order in one of its major customer categories.  The increase in net sales was partially offset by decreases in the Bowling & Billiards segment as lower sales in the bowling products and billiards businesses outweighed higher sales in the bowling retail business.

Selling, general and administrative expenses decreased as a percentage of sales due to the factors affecting the second quarter discussed above, as well as a gain recognized on the sale of a distribution facility in Australia and a favorable recovery against an insurance policy in 2011, partially offset by a favorable insurance policy recovery recognized in 2010.

During the six months ended July 2, 2011, the Company recognized a $5.2 million loss on early extinguishment of debt, compared with a $4.4 million loss recorded during the six months ended July 3, 2010.  Loss on early extinguishment of debt was greater during 2011 due to higher levels of debt retired at a premium than during the six months ended July 3, 2010.

Improvements in gross margin, restructuring, exit and impairment charges, operating earnings, net earnings and diluted earnings per share for the six months ended July 2, 2011 when compared with the six months ended July 3, 2011 were primarily due to the same factors discussed above.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	July 2, 2011	July 3, 2010	$	%

Net sales	$618.5	$579.2	$39.3	6.8%
Restructuring, exit and impairment charges	$(0.3)	$2.1	$(2.4)	NM
Operating earnings	$95.5	$89.2	$6.3	7.1%
Operating margin	15.4%	15.4%		0 bpts
Capital expenditures	$9.2	$4.0	$5.2	NM
__________

bpts = basis points
NM = not meaningful

Net sales recorded by the Marine Engine segment increased by 6.8 percent to $618.5 million in the second quarter of 2011 when compared with the second quarter of 2010.  The increase was mainly due to higher wholesale shipments to meet customer inventory requirements across the segment’s operations, and reflected market share gains, with domestic outboard engines experiencing the greatest rate of growth.  In addition to the higher wholesale shipments, net sales increased as a result of favorable foreign currency translation in the three months ended July 2, 2011 when compared with the same period a year ago.  International sales represented 41 percent of the segment’s sales during the second quarter of 2011.

The restructuring, exit and impairment charges recognized in the second quarter of 2011 included gains on the sale of certain idle properties, which were partially offset by continued costs associated with the Company’s consolidation of its engine production as discussed in Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements.  The restructuring, exit and impairment charges recognized during the second quarter of 2010 were primarily related to severance charges and other restructuring activities associated with the Company’s consolidation of its engine production.

Marine Engine segment operating earnings increased in the second quarter of 2011 as a result of higher sales volumes, fixed-cost savings from successful cost-reduction efforts, favorable foreign currency translation, and lower restructuring, exit and impairment charges.  Partially offsetting these items were higher material and variable compensation costs, an increase in research and development spending and a less favorable product mix.

Capital expenditures in the second quarter of 2011 and 2010 were primarily related to tooling, plant consolidation activities and profit-maintaining investments.

The following table sets forth Marine Engine segment results for the six months ended:

			2011 vs. 2010
	Six Months Ended		Increase/(Decrease)
(in millions)	July 2, 2011	July 3, 2010	$	%

Net sales	$1,139.0	$1,024.9	$114.1	11.1%
Restructuring, exit and impairment charges	$4.0	$4.5	$(0.5)	(11.1)%
Operating earnings	$147.1	$115.7	$31.4	27.1%
Operating margin	12.9%	11.3%		160 bpts
Capital expenditures	$16.7	$7.2	$9.5	NM
__________

bpts = basis points
NM = not meaningful

In addition to the factors that affected net sales in the second quarter, as discussed above, the Marine Engine segment also experienced strong sales growth in its sterndrive engine and marine service, parts and accessories businesses in the six months ended July 2, 2011 when compared with the six months ended July 3, 2010.

In addition to the factors that affected operating earnings in the second quarter, as discussed above, the Marine Engine segment operating earnings increased in the six months ended July 2, 2011 when compared with the prior year as a result of a $6.8 million gain recognized on the sale of a distribution facility in Australia during the first quarter of 2011.  Further affecting operating earnings for the six months ended July 2, 2011 was a favorable recovery against an insurance policy, which was slightly less than a similar recovery obtained during the six months ended July 3, 2010.  The factors that affected the comparison of Marine Engine restructuring, exit and impairment charges and capital expenditures for the year-to-date period were consistent with those that affected the second quarter.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	July 2, 2011	July 3, 2010	$	%

Net sales	$326.7	$296.6	$30.1	10.1%
Restructuring, exit and impairment charges	$(0.1)	$21.7	$(21.8)	NM
Operating earnings (loss)	$9.4	$(23.6)	$33.0	NM
Operating margin	2.9%	(8.0)%		NM
Capital expenditures	$5.6	$4.3	$1.3	30.2%
__________

NM = not meaningful

The increase in Boat segment net sales during the second quarter of 2011 was largely the result of higher wholesale sales volumes of boats in response to stable retail market demand and market share gains achieved across the Company’s boat brands. Partially offsetting this improvement was the effect of a slightly greater mix of smaller boat sales. International sales represented 39 percent of the segment’s sales during the second quarter of 2011.

The restructuring, exit and impairment charges recognized during the second quarter of 2010 included impairments associated with the Company’s decisions to sell its Triton fiberglass boat brand produced in Ashland City, Tennessee, evaluate its strategic alternatives for its Trophy boat brand and move its Cabo Yachts production from Adelanto, California to its existing Hatteras facility in New Bern, North Carolina. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Boat segment operating earnings (loss) improved to an earnings position in the second quarter of 2011 as a result of higher sales volumes, lower restructuring, exit and impairment charges, higher fixed-cost absorption, and lower warranty expense, partially offset by the unfavorable effect of a change in sales mix towards smaller boats from larger, higher margin boats.

Capital expenditures in the second quarters of 2011 and 2010 were largely related to tooling costs for the production of new models and profit-maintaining investments.

The following table sets forth Boat segment results for the six months ended:

			2011 vs. 2010
	Six Months Ended		Increase/(Decrease)
(in millions)	July 2, 2011	July 3, 2010	$	%

Net sales	$610.3	$540.2	$70.1	13.0%
Restructuring, exit and impairment charges	$0.9	$25.8	$(24.9)	(96.5%)
Operating earnings (loss)	$5.6	$(50.3)	$55.9	NM
Operating margin	0.9%	(9.3)%		NM
Capital expenditures	$9.7	$7.9	$1.8	22.8%
__________

NM = not meaningful

The factors affecting Boat segment net sales, restructuring, exit and impairment charges, operating earnings (loss) and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	July 2, 2011	July 3, 2010	$	%

Net sales	$141.6	$123.2	$18.4	14.9%
Restructuring, exit and impairment charges	$0.1	$0.1	$—	—%
Operating earnings	$19.1	$8.7	$10.4	NM
Operating margin	13.5%	7.1%		640 bpts
Capital expenditures	$1.4	$0.8	$0.6	75.0%
__________

bpts = basis points
NM = not meaningful

Second quarter 2011 net sales for the Fitness segment improved when compared with the second quarter of 2010 due to increased sales to global commercial customers and consumer customers in international markets, favorable product mix and favorable foreign currency translation.  International sales represented 53 percent of the segment’s sales during the second quarter of 2011.

Fitness segment operating earnings in the second quarter of 2011 were positively affected by higher sales, a favorable product mix and lower warranty expense when compared with the same prior year period.

Capital expenditures in the second quarters of 2011 and 2010 were limited to profit-maintaining investments.

The following table sets forth Fitness segment results for the six months ended:

			2011 vs. 2010
	Six Months Ended		Increase/(Decrease)
(in millions)	July 2, 2011	July 3, 2010	$	%

Net sales	$298.0	$242.2	$55.8	23.0%
Restructuring, exit and impairment charges	$0.1	$0.1	$—	—%
Operating earnings	$42.5	$18.2	$24.3	NM
Operating margin	14.3%	7.5%		680 bpts
Capital expenditures	$2.0	$1.9	$0.1	5.3%
__________

bpts = basis points
NM = not meaningful

In addition to the factors affecting net sales in the second quarter, as discussed above, the Fitness segment’s net sales increased in the six months ended July 2, 2011 when compared with the prior year as a result of a large commercial equipment order.

The factors affecting Fitness segment operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	July 2, 2011	July 3, 2010	$	%

Net sales	$77.5	$77.3	$0.2	0.3%
Restructuring, exit and impairment charges	$—	$0.2	$(0.2)	(100.0)%
Operating earnings (loss)	$1.5	$(2.6)	$4.1	NM
Operating margin	1.9%	(3.4)%		530 bpts
Capital expenditures	$2.7	$1.0	$1.7	NM
__________

bpts = basis points
NM = not meaningful

Net sales for the Bowling & Billiards segment were flat compared with the prior year as increases in sales in the bowling retail business were offset by decreases in both the bowling products and billiards businesses.  Bowling retail experienced low-single-digit percentage sales growth at its equivalent centers during the second quarter of 2011 when compared with the second quarter of 2010.  International sales represented 25 percent of the segment’s sales during the second quarter of 2011.

Bowling & Billiards operating earnings (loss) improved to an earnings position in the second quarter of 2011 as a result of higher sales in the bowling retail business, absence of a second quarter 2010 facility write-down, reduced bad debt expense and savings from successful cost-reduction initiatives.

Capital expenditures in the second quarters of 2011 and 2010 were primarily for profit-maintaining investments to existing bowling retail centers.

The following table sets forth Bowling & Billiards segment results for the six months ended:

			2011 vs. 2010
	Six Months Ended		Increase/(Decrease)
(in millions)	July 2, 2011	July 3, 2010	$	%

Net sales	$164.8	$169.2	$(4.4)	(2.6)%
Restructuring, exit and impairment charges	$—	$0.4	$(0.4)	(100.0)%
Operating earnings	$14.7	$12.3	$2.4	19.5%
Operating margin	8.9%	7.3%		160 bpts
Capital expenditures	$3.6	$1.6	$2.0	NM
__________

bpts = basis points
NM = not meaningful

Bowling & Billiards segment net sales were down from the comparable period in the prior year primarily as a result of lower sales from its bowling products and billiards businesses as bowling center operators and retail customers remained cautious about purchases. This decrease was partially offset by a slight net sales improvement in its bowling retail business.

The factors affecting operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

	Six Months Ended
(in millions)	July 2, 2011	July 3, 2010

Net cash provided by operating activities	$81.2	$138.1
Net cash provided by (used for):
Capital expenditures	(31.8)	(18.8)
Proceeds from the sale of property, plant and equipment	16.2	2.5
Other, net	7.0	7.3

Free cash flow*	$72.6	$129.1
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

2011 Cash Flow

In the first six months of 2011, net cash provided by operating activities totaled $81.2 million. The most significant source of cash provided by operating activities resulted from earnings adjusted for non-cash expenses.  Partially offsetting the cash provided by operating activities was a seasonal increase in working capital.  Working capital is defined as non-cash and non-income tax current assets less non-debt and non-income tax current liabilities.  Accounts and notes receivable increased $121.6 million during the first six months of 2011, due primarily to seasonally higher sales in the Marine Engine and Boat segments.  The decrease in Accrued expenses of $23.4 million during the first six months of 2011 was driven primarily by the payment of variable compensation.  Partially offsetting these items was an increase in Accounts payable of $36.6 million, which was a result of increased production in the Company’s Marine Engine and Boat segments.

Net cash used for investing activities during the six months ended July 2, 2011 totaled $55.0 million, which included capital expenditures of $31.8 million.  The Company’s capital spending is focused on high priority, profit-maintaining investments and investments required to reduce operating costs, or for new product introductions.  The Company also completed net purchases of marketable securities of $46.0 million.  See Note 10 – Investments in Notes to Condensed Consolidated Financial Statements for further discussion.  Partially offsetting the use of cash for investing activities was $16.2 million in proceeds from the sale of property, plant and equipment in the normal course of business, including a Marine Engine distribution facility in Australia and idle Marine Engine properties.

Cash flows used for financing activities were $50.6 million during the six months ended July 2, 2011.  The cash outflow was primarily the result of repayments of long-term debt including current maturities, partially offset by net proceeds from stock compensation activity.

2010 Cash Flow

In the first six months of 2010, net cash provided by operating activities totaled $138.1 million.  The most significant source of cash provided by operating activities resulted from net income tax refunds received in the first six months of $101.9 million, which included a $109.5 million refund received as a result of legislation enacted in November 2009 that allowed the Company to carryback its 2009 federal domestic tax losses up to five years.  Cash provided by operating activities also benefitted from earnings adjusted for non-cash expenses.  Partially offsetting these factors were changes in working capital.  Accounts and notes receivable increased $115.4 million during the first six months of 2010, due primarily to seasonal increases in sales in the Marine Engine and Boat segments.  Net inventories decreased $9.3 million during the six months ended July 3, 2010, due mostly to increased demand in the Marine Engine segment.  The decrease in Accrued expenses of $20.7 million during the first six months of 2010 was driven primarily by the payment of variable compensation that had been accrued as of December 31, 2009, partially offset by higher accrued costs for dealer promotions.  During the six months ended July 3, 2010, Accounts Payable increased by $52.4 million as a result of increased production and related spending activity in the Company’s Marine Engine and Boat segments.

Net cash used for investing activities during the six months ended July 3, 2010 totaled $17.6 million, which included capital expenditures of $18.8 million.  The Company limited its capital spending by focusing on non-discretionary, profit-maintaining investments and investments required for new product introductions.  The Company also invested $8.6 million during the six months ended July 3, 2010, the majority of which related to existing marine engine joint ventures.  Partially offsetting these expenditures were $2.5 million of proceeds received during the year from the sale of property, plant and equipment in the normal course of business.  The Company also received $7.3 million of cash, primarily related to the sale of a marina operation in China.

Cash used for financing activities was $27.5 million in the six months ended July 3, 2010.  Activities during the first six months of 2010 included repayment of $28.9 million of long-term debt, payment of a $4.3 million premium to retire that long-term debt, and a payment of $5.7 million of other short-term debt.  As an offset to this use of cash, the Company received $10.0 million in proceeds from the Fond du Lac County Economic Development Council in the form of partially forgivable debt associated with the Company’s efforts to consolidate its Marine Engine segment’s engine production facilities as discussed in Note 14 to the consolidated financial statements in the Company’s 2010 Form 10-K.

Liquidity and Capital Resources

The Company views its highly liquid assets as of July 2, 2011, December 31, 2010, and July 3, 2010 as:

(in millions)	July 2, 2011	Dec. 31, 2010	July 3, 2010

Cash and cash equivalents	$527.0	$551.4	$619.6
Short-term investments in marketable securities	78.8	84.7	0.8
Long-term investments in marketable securities	71.0	21.0	—

Total cash, cash equivalents and marketable securities	$676.8	$657.1	$620.4

The following table sets forth an analysis of net debt as of July 2, 2011, December 31, 2010, and July 3, 2010:

(in millions)	July 2, 2011	Dec. 31, 2010	July 3, 2010

Short-term debt, including current maturities of long-term debt	$1.7	$2.2	$4.8
Long-term debt	785.2	828.4	819.2
Total debt	786.9	830.6	824.0
Less: Cash, cash equivalents and marketable securities	676.8	657.1	620.4

Net debt (A)	$110.1	$173.5	$203.6

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

The following table sets forth an analysis of total liquidity as of July 2, 2011, December 31, 2010, and July 3, 2010:

(in millions)	July 2, 2011	Dec. 31, 2010	July 3, 2010

Cash, cash equivalents and marketable securities	$676.8	$657.1	$620.4
Amounts available under its asset-based lending facilities (B)	229.2	162.1	132.0

Total liquidity (A)	$906.0	$819.2	$752.4

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

(B)
Represents the available borrowing capacity as of July 2, 2011, under the Company’s Facility discussed below.  Prior period amounts include the sum of (1) $129.8 million and $122.7 million, as of December 31, 2010, and July 3, 2010, respectively, of unused borrowing capacity under the Company’s Revolving Credit Facility discussed below, reduced by the $60.0 million minimum availability requirement, as of July 3, 2010, and (2) the available borrowing capacity of $32.3 million and $69.3 million, as of December 31, 2010, and July 3, 2010, respectively, under the Company’s Mercury Receivables ABL Facility as described below.

Cash, cash equivalents and marketable securities totaled $676.8 million as of July 2, 2011, an increase of $19.7 million from $657.1 million as of December 31, 2010, and an increase of $56.4 million from $620.4 million as of July 3, 2010.  Total debt as of July 2, 2011, December 31, 2010, and July 3, 2010 was $786.9 million, $830.6 million and $824.0 million, respectively.  As a result, the Company’s Net debt decreased to $110.1 million as of July 2, 2011, from $173.5 million at December 31, 2010, and decreased from $203.6 million as of July 3, 2010.  The Company’s debt-to-capitalization ratio decreased to 78.9 percent as of July 2, 2011, from 92.2 percent and 80.4 percent as of December 31, 2010 and July 3, 2010, respectively, due primarily to the effect of earnings on Shareholders’ equity and reduced debt levels.

In March 2011, the Company entered into a $300.0 million secured, asset-based facility (Facility), which is expected to remain in place through March 2016.  Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of July 2, 2011, the borrowing base totaled $281.1 million and available capacity totaled $229.2 million, net of $51.9 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of July 2, 2011.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 37.5 basis points per annum as of July 2, 2011.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 250 basis points as of July 2, 2011.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (150 basis points as of July 2, 2011): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0 times, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of the second quarter of 2011, the Company had a fixed charge coverage ratio in excess of 1.0 times, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0 times, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0 times.  Upon entering into the Facility, the Company terminated its existing Mercury Receivables ABL Facility, discussed below, and its $400.0 million secured, asset-based facility, which was set to expire in May 2012.

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF).  This facility was terminated in connection with entering into the new Facility, described above.  At July 2, 2011, December 31, 2010 and July 3, 2010 the Company had no borrowings under this facility.  The amount of borrowing capacity available under this facility as of December 31, 2010 was $32.3 million.  Refer to Note 14 to the consolidated financial statements in the Company’s 2010 Form 10-K for further discussion.

The Company had a $400.0 million secured, asset-based revolving credit facility (Revolving Credit Facility) in place with a group of banks through May 2012, as described in Note 14 to the consolidated financial statements in the 2010 Form 10-K.  The Revolving Credit Facility was replaced by the Facility discussed above.  The Company had no borrowings outstanding under the Revolving Credit Facility as of December 31, 2010, or July 3, 2010.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  The Company has continued to reduce its near-term debt obligations; its 2013 notes, which totaled $90.5 million at July 2, 2011, represent the only significant long-term debt maturity until 2016.  The Company anticipates further reducing debt levels through the remainder of 2011 at management’s discretion.  See Note 16 – Subsequent Events in Notes to Condensed Consolidated Financial Statements for further discussion.  Management expects that the Company’s near-term operating cash requirements will be met out of existing cash and marketable securities balances and free cash flow.  Specifically, the Company expects to achieve net earnings in 2011 when compared with net losses in 2010 as a result of increasing sales.  The Company plans to increase capital expenditures in 2011 when compared with 2010, to develop new products and to fund the Company’s marine consolidation activities.  Based on the factors described above, the Company believes it will end 2011 with lower net debt levels when compared with the end of 2010.

The Company contributed $1.4 million and $1.5 million to fund benefit payments in its nonqualified pension plan in the first six months of 2011 and 2010, respectively, and expects to contribute an additional $2.1 million to the plan through the remainder of 2011.  The Company contributed $20.0 million to its qualified pension plans in the six months ended July 2, 2011 and expects to contribute at least an additional $40 million to its qualified pension plans in the remainder of 2011.  The Company contributed $7.4 million to its qualified pension plans in the six months ended July 3, 2010 and an additional $26.7 million of contributions in the second half of 2010.  Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 12 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2010, are detailed in the 2010 Form 10-K.  Other than as described below, there have been no material changes outside the ordinary course of business.  The Company periodically evaluates its financing options, and as a result, during the first six months of 2011, retired $43.7 million of notes, as described in Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements.  During the third quarter of 2011, but prior to the filing of this report, the Company retired $52.1 million of notes as described in Note 16 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements.

Environmental Regulation

In its Marine Engine segment, Brunswick plans to continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements.  The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results.  The Company complies with current regulations and expects to comply fully with new regulations, but compliance will increase the cost of these products for the Company and the industry.  The Boat segment is also affected by emission requirements and has been re-engineering its products to comply with those regulations.  Additionally, it continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities.  The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

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

Recent Accounting Pronouncements

Revenue Recognition: In October 2009, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The adoption of this amendment on January 1, 2011 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

Fair Value Measurements:  In May 2011, the FASB amended the ASC to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards.  The amendment is effective for the first interim or annual period beginning on or after December 15, 2011.  The Company is currently evaluating the impact the adoption of the ASC amendment may have on the Company’s consolidated financial statements.

Comprehensive Income:  In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income.  Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.  The Company is currently evaluating the impact the adoption of the ASC amendment may have on the Company’s consolidated financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  Such statements are based on current expectations, estimates and projections about Brunswick’s business.  These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.  These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income available to consumers for discretionary purchases, tight consumer credit markets, and the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment, products and services; the economic impact of the debt crisis and other fiscal concerns in the United States and Europe; including the dowgrade of the U.S. government’s credit rating; the ability of dealers to secure adequate access to financing and the Company’s ability to access capital and credit markets; the ability to maintain strong relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and develop alternative distribution channels without disrupting incumbent distribution partners; the ability to successfully manage pipeline inventories and respond to any excess supply of repossessed and aged boats in the market; the potential obligation to repurchase dealer inventory; the risk of losing a key account or a critical supplier; the protection of the Company’s brands and other intellectual property; the ability to spread fixed costs while establishing a smaller manufacturing footprint; the ability to successfully complete restructuring efforts in accordance with projected timeframes and costs; the ability to obtain components, parts and raw materials from suppliers in a timely manner and for a reasonable price; the need to meet pension funding obligations; the effect of higher energy costs, interest rates and fuel prices on the Company’s results; competitive pricing pressures, including increased competition from Asian competitors; the ability to develop new and innovative products that are differentiated for the global marketplace at a competitive price and in compliance with applicable laws; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the risk of product liability, warranty and other claims in connection with the manufacture and sale of products; the ability to respond to and minimize the negative financial impact of legislative and regulatory developments, including those related to environmental restrictions, climate change, taxes and employee benefits; the ability to maintain market share, particularly in high-margin products; fluctuations in the Company’s stock price due to external factors; the ability to maintain product quality and service standards expected by customers; the ability to increase manufacturing operations and meet production targets within time and budgets allowed; negative currency trends, including shifts in exchange rates; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the uncertainty and risks of doing business in international locations, including international political instability, civil unrest and other risks associated with operations in emerging markets; the risk of having to record an impairment to the value of goodwill and other assets; the effect that catastrophic events may have on consumer demand and the ability to manufacture products, including hurricanes, floods, earthquakes, and environmental spills; the effect of weather conditions on demand for marine products and retail bowling center revenues; the risk of losing individuals who are key contributors to the organization; and the risk of experiencing a failure of the Company’s information technology systems.  Additional factors are included in the Company’s Annual Report on Form 10-K for 2010 and elsewhere in this report.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. In addition to the risk factors disclosed by the Company in its 2010 Form 10-K filed with the SEC on February 18, 2011, the Company’s business could be adversely affected by fiscal concerns in the United States and throughout the world that may have a detrimental impact on the Company’s business operations and financial results.

Fiscal concerns in the United States and Europe, including the recent downgrade of the U.S. government’s credit rating, may negatively impact the worldwide economy, and could have an adverse effect on the Company’s industries, businesses and financial condition.

Concerns regarding the current U.S. debt ceiling and budget deficit, as well as the European debt crisis, could have an adverse effect on worldwide economic conditions.  These concerns also include Standard & Poor’s decision to downgrade the U.S. government’s credit rating from AAA to AA+ in August 2011, and the possibility that other credit-rating agencies could similarly elect to downgrade the U.S. government’s credit rating.  Such fiscal concerns and the resulting downgrade of the U.S. government’s credit rating could have a material adverse impact on worldwide economic conditions, the financial markets and the availability of credit and, consequently, may negatively affect the Company’s industries, businesses and overall financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, the Company’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  As of July 2, 2011, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception, with a remaining authorization of $240.4 million.  The Company did not repurchase any shares during the three months ended July 2, 2011 as the plan has been suspended.

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

101.DEF                 XBRL Taxonomy Extension Definition Linkbase Document

101.LAB                 XBRL Taxonomy Extension Label Linkbase Document

101.PRE                 XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION

Date: August 9, 2011	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.