Form 10-Q
period 2011-10-01
BRUNSWICK CORP
filed 2011-11-07
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of November 4, 2011, was 89,096,699.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
October 1, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net sales	$876.7	$815.4	$2,958.9	$2,674.5
Cost of sales	673.9	632.1	2,245.0	2,070.3
Selling, general and administrative expense	128.9	122.8	412.3	401.6
Research and development expense	25.1	23.1	72.9	67.8
Restructuring, exit and impairment charges	13.2	12.2	18.2	43.8
Operating earnings	35.6	25.2	210.5	91.0
Equity loss	(0.2)	(2.0)	(0.4)	(1.2)
Other income (expense), net	(0.6)	(2.2)	0.3	(1.6)
Earnings before interest, loss on early extinguishment of debt and income taxes	34.8	21.0	210.4	88.2
Interest expense	(19.3)	(22.7)	(63.8)	(70.9)
Interest income	0.9	0.9	2.6	2.5
Loss on early extinguishment of debt	(11.7)	(1.1)	(16.9)	(5.5)
Earnings (loss) before income taxes	4.7	(1.9)	132.3	14.3
Income tax provision	—	5.3	30.8	20.8
Net earnings (loss)	$4.7	$(7.2)	$101.5	$(6.5)

Earnings (loss) per common share:
Basic	$0.05	$(0.08)	$1.14	$(0.07)
Diluted	$0.05	$(0.08)	$1.10	$(0.07)

Weighted average shares used for computation of:
Basic earnings (loss) per common share	89.4	88.8	89.3	88.7
Diluted earnings (loss) per common share	91.8	88.8	92.3	88.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

(in millions)	October 1, 2011	December 31, 2010	October 2, 2010
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$384.5	$551.4	$676.5
Short-term investments in marketable securities	74.1	84.7	0.8
Total cash, cash equivalents and short-term investments in marketable securities	458.6	636.1	677.3
Restricted cash	20.0	—	—
Accounts and notes receivable, less allowances of $33.3, $38.0 and $44.0	389.0	327.3	367.4
Inventories
Finished goods	282.7	276.9	245.8
Work-in-process	164.4	164.0	177.5
Raw materials	81.9	86.6	95.1
Net inventories	529.0	527.5	518.4
Deferred income taxes	8.8	17.0	1.8
Prepaid expenses and other	29.0	27.9	29.2
Current assets	1,434.4	1,535.8	1,594.1

Property
Land	85.0	88.9	89.9
Buildings and improvements	616.1	651.3	654.8
Equipment	1,058.5	1,079.3	1,073.3
Total land, buildings and improvements and equipment	1,759.6	1,819.5	1,818.0
Accumulated depreciation	(1,244.8)	(1,250.3)	(1,245.8)
Net land, buildings and improvements and equipment	514.8	569.2	572.2
Unamortized product tooling costs	66.2	61.0	65.3
Net property	581.0	630.2	637.5

Other assets
Goodwill	291.0	290.9	291.1
Other intangibles, net	51.1	56.7	59.6
Long-term investments in marketable securities	88.1	21.0	—
Equity investments	53.9	53.7	59.9
Other long-term assets	78.3	89.7	89.5
Other assets	562.4	512.0	500.1

Total assets	$2,577.8	$2,678.0	$2,731.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Balance Sheets

	October 1,	December 31,	October 2,
(in millions, except share data)	2011	2010	2010
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$2.1	$2.2	$4.3
Accounts payable	302.0	288.2	274.9
Accrued expenses	598.5	661.2	623.3
Current liabilities	902.6	951.6	902.5

Long-term liabilities
Debt	701.2	828.4	829.8
Deferred income taxes	85.2	71.6	52.8
Postretirement benefits	505.6	548.9	527.8
Other	193.8	207.1	201.7
Long-term liabilities	1,485.8	1,656.0	1,612.1

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	432.0	424.6	421.9
Retained earnings	491.8	390.3	498.7
Treasury stock, at cost: 13,459,000, 13,877,000 and 13,912,000 shares	(398.0)	(405.9)	(406.5)
Accumulated other comprehensive loss, net of tax	(413.3)	(415.5)	(373.9)
Shareholders’ equity	189.4	70.4	217.1

Total liabilities and shareholders’ equity	$2,577.8	$2,678.0	$2,731.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010

Cash flows from operating activities
Net earnings (loss)	$101.5	$(6.5)
Depreciation and amortization	79.3	98.5
Pension expense, net of contributions	(18.3)	12.1
(Gains) losses on sale of property, plant and equipment, net	(9.8)	1.1
Other long-lived asset impairment charges	(0.9)	19.0
Deferred income taxes	14.2	5.4
Loss on early extinguishment of debt	16.9	5.5
Changes in certain current assets and current liabilities	(130.1)	(71.4)
Income taxes	4.7	114.1
Other, net	23.7	14.8
Net cash provided by operating activities	81.2	192.6

Cash flows from investing activities
Capital expenditures	(57.9)	(31.1)
Purchases of marketable securities	(222.6)	—
Sales or maturities of marketable securities	163.0	—
Transfers to restricted cash	(20.0)	—
Investments	(0.9)	(8.6)
Proceeds from the sale of property, plant and equipment	22.5	5.9
Other, net	13.2	8.3
Net cash used for investing activities	(102.7)	(25.5)

Cash flows from financing activities
Net issuances (payments) of short-term debt	0.1	(6.8)
Net proceeds from issuance of long-term debt	—	30.2
Payments of long-term debt including current maturities	(130.1)	(36.7)
Net premium paid on early extinguishment of debt	(14.9)	(5.3)
Net proceeds from stock compensation activity	4.1	1.4
Other, net	(4.6)	—
Net cash used for financing activities	(145.4)	(17.2)

Net increase (decrease) in cash and cash equivalents	(166.9)	149.9
Cash and cash equivalents at beginning of period	551.4	526.6

Cash and cash equivalents at end of period	$384.5	$676.5

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2010 Annual Report on Form 10-K (the 2010 Form 10-K).  These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of October 1, 2011, December 31, 2010, and October 2, 2010, the results of operations for the three months and nine months ended October 1, 2011 and October 2, 2010, and the cash flows for the nine months ended October 1, 2011 and October 2, 2010.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first three quarters of fiscal year 2011 ended on April 2, 2011, July 2, 2011 and October 1, 2011 and the first three quarters of fiscal year 2010 ended on April 3, 2010, July 3, 2010 and October 2, 2010.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the nine months ended October 1, 2011 or will be adopted in future periods.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

In April 2011, the FASB amended the ASC to clarify the guidance when a restructuring of a receivable constitutes a troubled debt restructuring.  The amendment is effective for the first interim or annual period beginning on or after June 15, 2011.  The amendment must be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Information regarding the Company’s troubled debt restructurings is included in Note 8 – Financing Receivables.

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

Intangibles – Goodwill and Other:  In September 2011, the FASB amended the ASC to simplify how entities test goodwill for impairment.  The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company is considering early adoption of the ASC amendment and is evaluating the impact the adoption may have on the Company’s consolidated financial statements.

Compensation – Retirement Benefits – Multiemployer Plans:  In September 2011, the FASB amended the ASC to require additional qualitative and quantitative disclosures for employers that participate in multiemployer pension plans.  The amendment to the ASC requires that employers disclose the significant multiemployer plans in which the employer participates, the level of participation in the plans, the financial health of the plans and the nature of the employer’s commitments to the plans.  The amendment is effective for annual periods ending after December 15, 2011.  The Company is currently evaluating the impact the adoption of the ASC amendment may have on the Company’s consolidated financial statements.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives reflected the Company’s response to a difficult marine market, which continued to decline through 2010 and led to expanded restructuring activities between 2007 and 2011 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth.  These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2010 and 2011.

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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, as appropriate.  The Company considers actions related to the divestiture of its Sealine boat business, the divestiture of its Triton fiberglass boat business, the closure of a marine electronics business, the sale of certain Baja boat business assets and the sale of the Valley-Dynamo business to be exit activities.  All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months and nine months ended October 1, 2011 and October 2, 2010.  The 2011 charges consist of expenses related to actions initiated in 2011, 2010, 2009 and 2008.  The 2010 charges consist of expenses related to actions initiated in 2010, 2009 and 2008:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Restructuring activities:
Employee termination and other benefits	$1.3	$1.5	$2.9	$7.3
Current asset write-downs	—	1.7	—	1.7
Transformation and other costs:
Consolidation of manufacturing footprint	3.5	4.1	11.3	10.3
Retention and relocation costs	—	0.2	—	0.2
Exit activities:
Employee termination and other benefits	—	—	—	0.7
Current asset write-downs (adjustments)	—	(0.2)	—	0.7
Transformation and other costs:
Consolidation of manufacturing footprint	9.8	5.9	10.4	5.9
Asset disposition actions:
Trade name impairments	—	—	—	1.1
Definite-lived asset impairments and (gains) on disposal	(1.4)	(1.0)	(6.4)	15.9

Total restructuring, exit and impairment charges	$13.2	$12.2	$18.2	$43.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The Company anticipates it will incur between $2 million and $7 million of additional restructuring charges in 2011 primarily related to known restructuring activities initiated in 2010 and 2009.  The Company expects most of these charges will be incurred in the Marine Engine and Boat segments.  The Company may incur additional restructuring, exit and impairment charges if there are reductions in demand for the Company’s products, further opportunities to reduce costs or future operating losses.

Actions Initiated in 2011

During 2011, the Company continued its restructuring activities by disposing of non-strategic assets, consolidating manufacturing operations and reducing the Company’s global workforce.  In the third quarter of 2011, the Company divested its Sealine boat brand and recognized a loss on the sale of $9.4 million.  The loss includes a gain related to the write-off of cumulative translation adjustments, which were included in Accumulated other comprehensive loss, net of tax.  See Note 11 – Comprehensive Income (Loss) for further discussion.  Results of operations of Sealine are not material for the periods presented.

The restructuring and exit charges recorded in the three months and nine months ended October 1, 2011, related to actions initiated in 2011, by reportable segment, are summarized below:

(in millions)	Three Months Ended October 1, 2011	Nine Months Ended October 1, 2011

Boat	$9.4	$9.4
Fitness	—	0.1
Bowling & Billiards	0.1	0.1
Corporate	—	0.1

Total	$9.5	$9.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following is a summary of the charges by category associated with the Company’s 2011 restructuring initiatives:

(in millions)	Three Months Ended October 1, 2011	Nine Months Ended October 1, 2011

Restructuring activities:
Employee termination and other benefits	$0.1	$0.2
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.1
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	9.4	9.4

Total restructuring and exit charges	$9.5	$9.7

The restructuring charges related to actions initiated in 2011, by reportable segment, for the nine months ended October 1, 2011, are summarized below:

(in millions)	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$—	$—	$0.1	$0.1	$0.2
Transformation and other costs	9.4	0.1	—	—	9.5

Total restructuring, exit and impairment charges	$9.4	$0.1	$0.1	$0.1	$9.7

The following table summarizes the 2011 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2011 and the related status as of October 1, 2011.  The accrued amounts remaining as of October 1, 2011 represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2011 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2011	Non-cash Charges	Net Cash Payments	Accrued Costs as of October 1, 2011

Employee termination and other benefits	$0.2	$—	$(0.1)	$0.1
Transformation and other costs:
Consolidation of manufacturing footprint	9.5	(7.3)	(1.5)	0.7

Total restructuring, exit and impairment charges	$9.7	$(7.3)	$(1.6)	$0.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

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

The restructuring, exit and impairment charges recorded in the three months and nine months ended October 1, 2011 and October 2, 2010, related to actions initiated in 2010, by reportable segment, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Marine Engine	$—	$—	$(0.2)	$—
Boat	(0.4)	7.2	0.4	25.9
Bowling & Billiards	—	0.1	—	0.3

Total	$(0.4)	$7.3	$0.2	$26.2

The following is a summary of the charges by category associated with the Company’s 2010 restructuring initiatives:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Restructuring activities:
Employee termination and other benefits	$—	$0.1	$(0.1)	$0.4
Current asset write-downs	—	1.1	—	1.1
Transformation and other costs:
Consolidation of manufacturing footprint	0.5	1.5	1.6	1.5
Exit activities:
Employee termination and other benefits	—	—	—	0.7
Current asset write-downs (adjustments)	—	(0.2)	—	0.7
Transformation and other costs:
Consolidation of manufacturing footprint	0.2	6.0	0.8	6.0
Asset disposition actions:
Trade name impairments	—	—	—	1.1
Definite-lived asset impairments and (gains) on disposal	(1.1)	(1.2)	(2.1)	14.7

Total restructuring, exit and impairment charges	$(0.4)	$7.3	$0.2	$26.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The restructuring charges related to actions initiated in 2010, by reportable segment, for the nine months ended October 1, 2011, are summarized below:

(in millions)	Marine Engine	Boat	Total

Employee termination and other benefits	$(0.2)	$0.1	$(0.1)
Transformation and other costs	—	2.4	2.4
Asset disposition actions	—	(2.1)	(2.1)

Total restructuring, exit and impairment charges	$(0.2)	$0.4	$0.2

The restructuring charges related to actions initiated in 2010, by reportable segment, for the nine months ended October 2, 2010, are summarized below:

(in millions)	Boat	Bowling & Billiards	Total

Employee termination and other benefits	$0.8	$0.3	$1.1
Current asset write-downs	1.8	—	1.8
Transformation and other costs	7.5	—	7.5
Asset disposition actions	15.8	—	15.8

Total restructuring, exit and impairment charges	$25.9	$0.3	$26.2

The following table summarizes the 2011 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2010 and the related status as of October 1, 2011.  The accrued amounts remaining as of October 1, 2011 represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2011 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs (Gains) Recognized in 2011	Non-cash Gains	Net Cash Payments	Accrued Costs as of October 1, 2011

Employee termination and other benefits	$0.8	$(0.1)	$0.1	$(0.5)	$0.3
Transformation and other costs:
Consolidation of manufacturing footprint	1.4	2.4	—	(3.8)	—
Retention and relocation costs	0.5	—	—	(0.2)	0.3
Asset disposition actions:
Definite-lived asset impairments (gains) on disposal	—	(2.1)	2.1	—	—

Total restructuring, exit and impairment charges	$2.7	$0.2	$2.2	$(4.5)	$0.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Actions Initiated in 2009

During the third quarter of 2009, the Company announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant.  This plant consolidation effort is expected to continue through 2011.  The Company also continued to consolidate the Boat segment’s manufacturing footprint in 2009 and began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009, including the previously mothballed plants in Navassa and Swansboro, North Carolina, and its Riverview plant in Knoxville, Tennessee.  During the second quarter of 2011, the Company recognized gains on the sale of certain Marine Engine properties.  These actions in the Company’s marine businesses are expected to provide long-term cost savings by reducing its fixed-cost structure.

The restructuring, exit and impairment charges recorded in the three months and nine months ended October 1, 2011 and October 2, 2010, related to actions initiated in 2009, by reportable segment, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Marine Engine	$4.2	$1.7	$8.4	$6.2
Boat	(0.3)	1.6	(0.7)	5.5
Fitness	—	—	—	0.1
Bowling & Billiards	—	0.1	—	0.3
Corporate	—	0.1	(0.1)	0.5

Total	$3.9	$3.5	$7.6	$12.6

The following is a summary of the charges by category associated with the 2009 restructuring activities recognized during the three months and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Restructuring activities:
Employee termination and other benefits	$1.2	$1.4	$2.8	$6.8
Transformation and other costs:
Consolidation of manufacturing footprint	3.0	2.0	9.6	5.7
Retention and relocation costs	—	0.2	—	0.2
Exit activities:
Transformation and other adjustments:
Consolidation of manufacturing footprint	—	(0.1)	—	(0.1)
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(0.3)	—	(4.8)	—

Total restructuring, exit and impairment charges	$3.9	$3.5	$7.6	$12.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The restructuring charges related to actions initiated in 2009, by reportable segment, for the nine months ended October 1, 2011, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total

Employee termination and other benefits	$2.8	$—	$—	$2.8
Transformation and other costs	9.7	—	(0.1)	9.6
Asset disposition actions	(4.1)	(0.7)	—	(4.8)

Total restructuring, exit and impairment charges	$8.4	$(0.7)	$(0.1)	$7.6

The restructuring charges related to actions initiated in 2009, by reportable segment, for the nine months ended October 2, 2010, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$2.5	$3.6	$0.1	$0.3	$0.3	$6.8
Transformation and other costs	3.7	1.9	—	—	0.2	5.8

Total restructuring, exit and impairment charges	$6.2	$5.5	$0.1	$0.3	$0.5	$12.6

The following table summarizes the 2011 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2009 and the related status as of October 1, 2011.  The accrued amounts remaining as of October 1, 2011 represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2011 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs (Gains) Recognized in 2011	Non-cash Gains	Net Cash Payments	Accrued Costs as of October 1, 2011

Employee termination and other benefits	$6.8	$2.8	$—	$(2.2)	$7.4
Transformation and other costs:
Consolidation of manufacturing footprint	1.5	9.6	—	(9.9)	1.2
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(4.8)	4.8	—	—

Total restructuring, exit and impairment charges	$8.3	$7.6	$4.8	$(12.1)	$8.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

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

The restructuring, exit and impairment charges recorded in the three months and nine months ended October 1, 2011 and October 2, 2010, related to actions initiated in 2008, by reportable segment, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Boat	$—	$1.4	$0.5	$4.6
Bowling & Billiards	0.2	—	0.2	—
Corporate	—	—	—	0.4

Total	$0.2	$1.4	$0.7	$5.0

The following is a summary of the charges by category associated with the 2008 restructuring activities recognized during the three months and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Restructuring activities:
Employee termination and other benefits	$—	$—	$—	$0.1
Current asset write-downs	—	0.6	—	0.6
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.6	—	3.1
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	0.2	—	0.2	—
Asset disposition actions:
Definite-lived asset impairments	—	0.2	0.5	1.2

Total restructuring, exit and impairment charges	$0.2	$1.4	$0.7	$5.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The restructuring charges related to actions initiated in 2008, by reportable segment for the nine months ended October 1, 2011, are summarized below:

(in millions)	Boat	Bowling & Billiards	Total

Transformation and other costs	$—	$0.2	$0.2
Asset disposition actions	0.5	—	0.5

Total restructuring, exit and impairment charges	$0.5	$0.2	$0.7

The restructuring charges related to actions initiated in 2008, by reportable segment for the nine months ended October 2, 2010, are summarized below:

(in millions)	Boat	Corporate	Total

Employee termination and other benefits	$0.1	$—	$0.1
Current asset write-downs	0.6	—	0.6
Transformation and other costs	3.1	—	3.1
Asset disposition actions	0.8	0.4	1.2

Total restructuring, exit and impairment charges	$4.6	$0.4	$5.0

The following table summarizes the related status of actions initiated in 2008 as of October 1, 2011.  The accrued amounts remaining as of October 1, 2011 represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2011 and is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs Recognized in 2011	Non-cash Charges	Net Cash Payments	Accrued Costs as of October 1, 2011

Employee termination and other benefits	$0.7	$—	$—	$(0.4)	$0.3
Current asset write-downs	—
Transformation and other costs:
Consolidation of manufacturing footprint	1.5	0.2	—	(0.4)	1.3
Asset disposition actions:
Definite-lived asset impairments	—	0.5	(0.5)	—	—

Total restructuring, exit and impairment charges	$2.2	$0.7	$(0.5)	$(0.8)	$1.6

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months and nine months ended October 1, 2011 and October 2, 2010.  The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

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

Cash Flow Hedges. The Company enters into certain derivative instruments that qualify as cash flow hedges.  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions.  The Company also enters into commodity swap agreements, based on anticipated purchases of aluminum and natural gas, to manage risk related to price changes.  The Company also enters into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that, as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of October 1, 2011, the term of derivative instruments hedging forecasted transactions ranged from one to 25 months.

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

Forward exchange contracts outstanding at October 1, 2011 and December 31, 2010 had notional contract values of $113.0 million and $138.3 million, respectively.  Option contracts outstanding at October 1, 2011 and December 31, 2010 had notional contract values of $126.5 million and $181.1 million, respectively.  The forward and options contracts outstanding at October 1, 2011 mature during 2011 and 2012 and mainly relate to the Euro, Canadian dollar, Mexican peso, Australian dollar, British pound, Japanese yen, Swedish krona, New Zealand dollar, Norwegian krone, and Hungarian forint.  As of October 1, 2011, the Company estimates that during the next 12 months, it will reclassify approximately $3.5 million in net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. In the third quarter of 2011, the Company entered into forward starting interest rate swaps with a combined notional value of $50.0 million to hedge the interest rate risk associated with an anticipated debt issuance in 2013 to refinance the Company’s senior notes due in 2016.

As of October 1, 2011 and December 31, 2010, the Company had $0.7 million and $3.9 million, respectively, of net deferred gains associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on $250.0 million of notional value forward starting interest rate swaps terminated in July 2006, losses deferred on $150.0 million of notional value forward starting swaps, which were terminated in August 2008, and losses deferred on $50.0 million of notional value forward starting swaps, which were outstanding at October 1, 2011.  For the three months and nine months ended October 1, 2011, the Company recognized $0.2 million and $0.7 million, respectively, of net amortization gains in Interest expense related to all settled forward starting interest rate swaps.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum and natural gas.  Commodity swap contracts outstanding at October 1, 2011 and December 31, 2010 had notional values of $23.5 million and $14.0 million, respectively.  The contracts outstanding mature through 2013.  The amount of gain or loss associated with these instruments is deferred in Accumulated other comprehensive loss and is recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of October 1, 2011, the Company estimates that during the next 12 months, it will reclassify approximately $1.1 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

As of October 1, 2011, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$5.3	Accrued expenses	$1.0
Commodity contracts	Prepaid expenses and other	0.4	Accrued expenses	2.2
Interest rate contracts	Prepaid expenses and other	—	Accrued expenses	2.5

Total		$5.7		$5.7

As of December 31, 2010, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$1.1	Accrued expenses	$3.4
Commodity contracts	Prepaid expenses and other	2.4	Accrued expenses	0.2

Total		$3.5		$3.6

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended October 1, 2011 was:

(in millions)
Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings	Amount of Gain on Derivatives Recognized in Earnings

Foreign exchange contracts	Cost of sales	$1.2
Foreign exchange contracts	Other income (expense), net	0.2

Total		$1.4

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)

Interest rate contracts	$(2.5)	Interest expense	$0.2
Foreign exchange contracts	3.9	Cost of sales	(3.3)
Commodity contracts	(2.5)	Cost of sales	0.9

Total	$(1.1)		$(2.2)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The effect of derivative instruments on the Consolidated Statement of Operations for the nine months ended October 1, 2011 was:
(in millions)
Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings

Foreign exchange contracts	Cost of sales	$(1.1)
Foreign exchange contracts	Other income (expense), net	0.1

Total		$(1.0)

Cash Flow Hedge Instruments	Amount of Loss on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)

Interest rate contracts	$(2.5)	Interest expense	$0.7
Foreign exchange contracts	(2.8)	Cost of sales	(9.4)
Commodity contracts	(1.3)	Cost of sales	2.8

Total	$(6.6)		$(5.9)

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended October 2, 2010 was:

(in millions)
Fair Value Hedging Instruments	Location of Loss on Derivatives Recognized in Earnings (Loss)	Amount of Loss on Derivatives Recognized in Earnings (Loss)

Foreign exchange contracts	Cost of sales	$(2.2)
Foreign exchange contracts	Other income (expense), net	(0.2)

Total		$(2.4)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)

Interest rate contracts	$—	Interest expense	$0.2
Foreign exchange contracts	(5.4)	Cost of sales	2.0
Commodity contracts	1.6	Cost of sales	0.5

Total	$(3.8)		$2.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The effect of derivative instruments on the Consolidated Statement of Operations for the nine months ended October 2, 2010 was:

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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At October 1, 2011, the fair value of the Company’s long-term debt was approximately $722.6 million as estimated using quoted market prices or discounted cash flows based on market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $702.7 million as of October 1, 2011.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2011:

(in millions)	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$141.7	$—	$—	$141.7
Short-term investments in marketable securities	5.8	68.3	—	74.1
Long-term investments in marketable securities	88.1	—	—	88.1
Restricted cash	20.0	—	—	20.0
Equity investments	1.7	—	—	1.7
Derivatives	—	5.7	—	5.7

Total assets	$257.3	$74.0	$—	$331.3

Liabilities:
Derivatives	$—	$5.7	$—	$5.7

Total liabilities	$—	$5.7	$—	$5.7

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

During the three months and nine months ended October 1, 2011 and October 2, 2010, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities.  The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments.  Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value.  Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.  Other than the assets measured at fair value on a recurring basis, as shown in the table above, the definite-lived asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis during 2011 were $0.8 million, all of which were measured as of July 2, 2011.  Asset balances measured at fair value on a non-recurring basis during 2010 were $17.4 million, of which $8.5 million, $2.9 million, $2.5 million and $3.5 million were measured as of December 31, 2010, October 2, 2010, July 3, 2010 and April 3, 2010, respectively.  Assets measured at fair value on a nonrecurring basis relate primarily to assets no longer being used.  Those balances were determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 5 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), nonvested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares, consisting of treasury shares and authorized, but unissued shares of common stock.  As of October 1, 2011, 2.5 million shares were available for grant.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

SARs

Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options.  During the three months and nine months ended October 1, 2011, the Company granted 0.2 million and 1.1 million SARs, respectively.  During the three months and nine months ended October 2, 2010, the Company granted 0.0 million and 1.9 million SARs, respectively.  In the three months and nine months ended October 1, 2011, there was $2.9 million and $9.0 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.  In the three months and nine months ended October 2, 2010, there was $3.2 million and $9.8 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.

The weighted average fair values of individual SARs granted were $10.60 and $5.65 during the nine months ending October 1, 2011 and October 2, 2010, respectively.  The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2011 and 2010:

	2011	2010

Risk-free interest rate	2.5%	2.8%
Dividend yield	0.2%	0.7%
Volatility factor	53.7%	53.0%
Weighted average expected life	5.2 – 6.7 years	5.8 – 6.6 years

Non-vested Stock Awards

During the three months and nine months ended October 1, 2011, the Company granted 0.0 million and 0.2 million stock awards, respectively.  The Company granted 0.0 million and 0.2 million stock awards during the three months and nine months ended October 2, 2010, respectively.  The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period.  During the three months and nine months ended October 1, 2011, $0.8 million and $2.6 million, respectively, was charged to compensation expense from the amortization of previous grants.  During the three months and nine months ended October 2, 2010, $0.7 million and $1.8 million, respectively, was charged to compensation expense from the amortization of previous grants.

As of October 1, 2011, there was $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.3 years.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 6 – Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is calculated similarly, except that the calculation includes the dilutive effect of SARs and stock options (collectively “options”) and non-vested stock awards.

Basic and diluted earnings (loss) per common share for the three months and nine months ended October 1, 2011 and for the comparable periods ended October 2, 2010 were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net earnings (loss)	$4.7	$(7.2)	$101.5	$(6.5)

Weighted average outstanding shares – basic	89.4	88.8	89.3	88.7
Dilutive effect of common stock equivalents	2.4	—	3.0	—

Weighted average outstanding shares – diluted	91.8	88.8	92.3	88.7

Basic earnings (loss) per common share	$0.05	$(0.08)	$1.14	$(0.07)

Diluted earnings (loss) per common share	$0.05	$(0.08)	$1.10	$(0.07)

As of October 1, 2011, the Company had 9.4 million options outstanding, of which 4.8 million were exercisable.  This compares with 9.9 million options outstanding, of which 4.5 million were exercisable, as of October 2, 2010.  During the three months and nine months ended October 1, 2011, there were 4.7 million and 2.9 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.  This compares to 5.0 million and 5.1 million weighted average shares of anti-dilutive options outstanding that were excluded from the corresponding periods ended October 2, 2010.  Common stock equivalents had an anti-dilutive effect on the net losses from operations during the three months and nine months ended October 2, 2010 and were not included in the diluted earnings (loss) per common share computation for those periods.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of October 1, 2011 and October 2, 2010 were:

	Single Year Obligation		Maximum Obligation
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Marine Engine	$6.2	$6.2	$6.2	$6.2
Boat	2.3	2.3	2.3	2.3
Fitness	36.4	31.6	42.0	37.0
Bowling & Billiards	2.9	5.7	5.3	12.6

Total	$47.8	$45.8	$55.8	$58.1

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $5.1 million and $3.6 million accrued for potential losses related to recourse exposure at October 1, 2011 and October 2, 2010, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The potential cash payments the Company could be required to make to repurchase collateral as of October 1, 2011 and October 2, 2010 were:

	Single Year Obligation		Maximum Obligation
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Marine Engine	$2.2	$2.3	$2.2	$2.3
Boat	84.9	84.4	104.9	104.4
Bowling & Billiards	0.1	0.1	0.1	0.1

Total	$87.2	$86.8	$107.2	$106.8

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.6 million and $3.0 million accrued for potential losses related to repurchase exposure at October 1, 2011 and October 2, 2010, respectively.  The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $48.7 million and $49.6 million was recorded in Accounts and notes receivable and Accrued expenses as of October 1, 2011 and December 31, 2010, respectively, related to these arrangements.  Further, the long-term portion of these arrangements of $34.7 million and $47.2 million as of October 1, 2011 and December 31, 2010, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $41.5 million as of October 1, 2011.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $8.1 million as collateral against $17.5 million of outstanding surety bonds as of October 1, 2011.

During the third quarter of 2011, the Company entered into a collateral trust arrangement with an insurance carrier and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations.  In connection with this arrangement, the Company transferred $20.0 million of cash into the trust, and cancelled an equal amount of letters of credit which had been previously provided as collateral against these obligations.  The cash assets included in the trust are classified as Restricted cash on the Company’s Condensed Consolidated Balance Sheet and the cash transfer has been reflected as Transfer to restricted cash on the Condensed Consolidated Statement of Cash Flows.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended October 1, 2011 and October 2, 2010:

	Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010

Balance at beginning of period	$151.3	$139.8
Payments made	(63.7)	(70.6)
Provisions/additions for contracts issued/sold	51.8	71.8
Aggregate changes for preexisting warranties	(0.6)	(0.2)

Balance at end of period	$138.8	$140.8

Additionally, customers may purchase a contract from the Company that extends product warranty beyond the standard period in the Company’s Marine Engine, Boat and Fitness segments.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $40.6 million and $37.4 million as of October 1, 2011 and December 31, 2010, respectively.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Condensed Consolidated Balance Sheets as of October 1, 2011, December 31, 2010 and October 2, 2010.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 7 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 7 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers that were originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position.  There were no significant troubled debt restructurings during the three months or nine months ended October 1, 2011.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of October 1, 2011:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Short-term	$—	$—	$3.3	$9.8	$—	$13.1
Long-term	—	—	1.4	5.4	—	6.8
Allowance for credit loss	—	—	(1.7)	(8.0)	—	(9.7)
Total	—	—	3.0	7.2	—	10.2

Third-Party Receivables:
Short-term	9.5	4.7	34.3	0.2	—	48.7
Long-term	—	—	34.6	0.1	—	34.7
Allowance for credit loss	—	—	—	—	—	—
Total	9.5	4.7	68.9	0.3	—	83.4

Other Receivables:
Short-term	6.9	2.4	3.9	—	5.8	19.0
Long-term	4.3	0.9	0.5	—	1.9	7.6
Allowance for credit loss	(0.1)	(2.5)	(0.5)	—	—	(3.1)
Total	11.1	0.8	3.9	—	7.7	23.5

Total Financing Receivables	$20.6	$5.5	$75.8	$7.5	$7.7	$117.1

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

The following table sets forth activity related to the allowance for credit loss on financing receivables during the nine months ended October 1, 2011:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Beginning balance	$—	$—	$1.4	$8.2	$—	$9.6
Current period provision	—	—	1.1	0.4	—	1.5
Direct write-downs	—	—	(0.2)	(0.4)	—	(0.6)
Recoveries	—	—	(0.6)	(0.2)	—	(0.8)

Ending balance	$—	$—	$1.7	$8.0	$—	$9.7

Other Receivables:
Beginning balance	$—	$0.8	$0.7	$—	$2.8	$4.3
Current period provision	0.1	1.7	—	—	1.0	2.8
Direct write-downs	—	—	—	—	(1.0)	(1.0)
Recoveries	—	—	(0.2)	—	(2.8)	(3.0)

Ending balance	$0.1	$2.5	$0.5	$—	$—	$3.1

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

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended October 1, 2011 and October 2, 2010:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Marine Engine	$467.2	$429.2	$44.5	$49.0
Boat	209.2	209.2	(17.9)	(26.3)
Marine eliminations	(36.4)	(35.3)	—	—
Total Marine	640.0	603.1	26.6	22.7

Fitness	157.2	137.7	22.6	17.0
Bowling & Billiards	79.5	74.6	1.8	—
Corporate/Other	—	—	(15.4)	(14.5)

Total	$876.7	$815.4	$35.6	$25.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the nine months ended October 1, 2011 and October 2, 2010:

	Net Sales		Operating Earnings (Loss)
	Nine Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Marine Engine	$1,606.2	$1,454.1	$191.6	$164.7
Boat	819.5	749.4	(12.3)	(76.6)
Marine eliminations	(166.3)	(152.7)	—	—
Total Marine	2,259.4	2,050.8	179.3	88.1

Fitness	455.2	379.9	65.1	35.2
Bowling & Billiards	244.3	243.8	16.5	12.3
Corporate/Other	—	—	(50.4)	(44.6)

Total	$2,958.9	$2,674.5	$210.5	$91.0

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	October 1, 2011	Dec. 31, 2010

Marine Engine	$721.9	$675.3
Boat	356.7	394.6
Total Marine	1,078.6	1,069.9

Fitness	543.5	559.4
Bowling & Billiards	266.1	260.4
Corporate/Other	689.6	788.3

Total	$2,577.8	$2,678.0

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The following is a summary of the Company’s available-for-sale securities as of October 1, 2011:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)

Agency Bonds	$93.2	$—	$(0.1)	$93.1
Corporate Bonds	53.9	—	(0.1)	53.8
Commercial Paper	14.5	—	—	14.5
U.S. Treasury Bills	0.8	—	—	0.8

Total available-for-sale securities	$162.4	$—	$(0.2)	$162.2

The following is a summary of the Company’s available-for-sale securities as of December 31, 2010:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)

Corporate Bonds	$44.5	$—	$(0.1)	$44.4
Agency Bonds	31.0	—	—	31.0
Commercial Paper	29.5	—	—	29.5
U.S. Treasury Bills	0.8	—	—	0.8

Total available-for-sale securities	$105.8	$—	$(0.1)	$105.7

The net carrying value and estimated fair value of debt securities at October 1, 2011, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)

Available-for-sale debt securities:
Due in one year or less	$74.2	$74.1
Due after one year through two years	88.2	88.1

Total available-for-sale debt securities	$162.4	$162.2

The net carrying value and estimated fair value of debt securities at December 31, 2010, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)

Available-for-sale debt securities:
Due in one year or less	$84.8	$84.7
Due after one year through two years	21.0	21.0

Total available-for-sale debt securities	$105.8	$105.7

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

There were $98.0 million in sales and $65.0 million in redemptions of available-for-sale securities during the nine months ended October 1, 2011.  There were no sales or redemptions of available-for-sale securities during the nine months ended October 2, 2010. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was ($0.1) million and ($0.2) million during the three months and nine months ended October 1, 2011.  There was no net adjustment to Unrealized investment losses on available-for-sale securities during the three months and nine months ended October 2, 2010.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.  The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovering its amortized cost.  Based on the results of this evaluation, management concluded that as of October 1, 2011 the unrealized losses related to debt securities are temporary.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 11 – Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax.  During the three months and nine months ended October 1, 2011, Other comprehensive income (loss) includes a foreign currency translation adjustment of $15.7 million that was recognized as part of the net Restructuring, exit and impairment charges discussed in Note 2 – Restructuring Activities.  Changes in the components of other comprehensive income (loss) for the three months and nine months ended October 1, 2011 and October 2, 2010 were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net earnings (loss)	$4.7	$(7.2)	$101.5	$(6.5)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(33.7)	21.7	(15.3)	(5.5)
Net change in unrealized gains (losses) on investments	(0.4)	0.2	(0.1)	(1.5)
Net change in unamortized prior service cost	(1.8)	(1.2)	2.0	(3.6)
Net change in unamortized actuarial loss	5.8	5.5	16.3	16.6
Net change in unrealized derivative gains (losses)	1.2	(6.6)	(0.7)	(5.1)
Total other comprehensive income (loss)	(28.9)	19.6	2.2	0.9

Comprehensive income (loss)	$(24.2)	$12.4	$103.7	$(5.6)

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

The term of the joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  In March 2011, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 15 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 15 – Debt, is below $37.5 million.  As of October 1, 2011, the Company was in compliance with the fixed-charge coverage ratio under both the joint venture agreement and the Facility.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Consolidated Statements of Operations.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at October 1, 2011 and December 31, 2010, was $10.5 million and $10.3 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	October 1, 2011	December 31, 2010

Investment	$10.5	$10.3
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(1.4)	(1.3)

Total maximum loss exposure	$81.4	$81.3

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 7 – Commitments and Contingencies.  Repurchase and recourse obligations are mainly related to a global repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates.  The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  Amounts above exclude any potential recoveries from the value of the repurchased product.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $1.1 million and $3.1 million for the three months and nine months ended October 1, 2011, respectively.  During the three months and nine months ended October 2, 2010, BFS recorded income (loss) of $(0.1) million and $2.0 million, respectively.  These amounts include amounts earned by BFS under the aforementioned income sharing agreement.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Note 13 – Income Taxes

The Company recognized an immaterial income tax provision during the three months ended October 1, 2011.  The Company recognized an income tax provision of $30.8 million for the nine months ended October 1, 2011.  In addition, the three-month and nine-month tax provisions include a charge of $0.5 million and a benefit of $1.6 million, respectively, related primarily to the reassessment of tax reserves.  Due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still required for those entities that are not in a cumulative loss position.  The effective tax rate, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months and nine months ended October 1, 2011, was less than one percent and 23.3 percent, respectively.

The Company recognized an income tax provision of $5.3 million and $20.8 million for the three months and nine months ended October 2, 2010, respectively, which primarily related to foreign and domestic jurisdictions where the Company was not in a cumulative loss position.  In addition, the three-month and nine-month tax provisions included a charge of $0.5 million and a benefit of $0.3 million, respectively, related to the reassessment of tax reserves.  For the three months and nine months ended October 2, 2010, the Company determined that the use of a discrete, or actual method of computing the Company’s income tax provision was more appropriate than the annual effective tax rate method historically used by the Company, which would not be reliable due to its sensitivity to minimal changes in forecasted annual pretax earnings.  Under the discrete method, the Company determined income tax expense based upon actual results as if the interim period were an annual period.

As of October 1, 2011 and December 31, 2010, the Company had $32.0 million and $36.9 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of October 1, 2011, could decrease by approximately $10.3 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2011, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of October 1, 2011 and December 31, 2010, the Company had approximately $3.9 million and $4.9 million accrued for the payment of interest, respectively.  There were no amounts accrued for penalties at October 1, 2011 or December 31, 2010.

The Company is regularly audited by federal, state and foreign tax authorities.  The Company’s taxable years 2006 through 2010 are currently open for examination by the Internal Revenue Service (IRS).  The IRS has completed its field examination and has issued its Revenue Agent’s Report for 2006 through 2009, and all open issues have been resolved.  Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year.  With the exception of Germany, where the Company was recently audited for taxable years 1998 through 2001, and is currently under audit for taxable years 2002 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2005.

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

Pension and other postretirement benefit costs included the following components for the three months ended October 1, 2011 and October 2, 2010:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Service cost	$0.3	$0.3	$—	$0.1
Interest cost	15.6	16.3	0.8	0.9
Expected return on plan assets	(13.3)	(12.4)	—	—
Amortization of prior service costs (credits)	0.1	0.1	(1.5)	(0.9)
Amortization of net actuarial loss	5.2	5.5	0.3	—

Net pension and other benefit costs	$7.9	$9.8	$(0.4)	$0.1

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Pension and other postretirement benefit costs included the following components for the nine months ended October 1, 2011 and October 2, 2010:

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Service cost	$0.9	$0.8	$0.2	$0.3
Interest cost	46.8	48.7	2.5	2.9
Expected return on plan assets	(39.9)	(37.1)	—	—
Amortization of prior service costs (credits)	0.2	0.3	(3.7)	(2.9)
Amortization of net actuarial loss	16.0	16.6	0.7	—
Curtailment loss	0.3	—	—	—

Net pension and other benefit costs	$24.3	$29.3	$(0.3)	$0.3

Employer Contributions and Benefit Payments. During the nine months ended October 1, 2011 and October 2, 2010, the Company contributed $2.6 million and $2.4 million, respectively, to fund benefit payments to its nonqualified pension plan.  During the nine months ended October 1, 2011 and October 2, 2010, the Company contributed $40.0 million and $14.8 million, respectively, to its qualified pension plans.  Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Note 15 – Debt

Short-term debt at October 1, 2011 and December 31, 2010 consisted of the following:

(in millions)	October 1, 2011	December 31, 2010

Current maturities of long-term debt	$1.5	$1.7
Other short-term debt	0.6	0.5

Total short-term debt	$2.1	$2.2

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based facility (Facility).  Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of October 1, 2011, the borrowing base totaled $266.6 million and available borrowing capacity totaled $242.9 million, net of $23.7 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 37.5 basis points per annum as of October 1, 2011.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 250 basis points as of October 1, 2011.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (150 basis points as of October 1, 2011): the Federal Funds rate plus 0.50 percent, the Prime Rate established by JPMorgan Chase Bank, N.A. or the one month adjusted LIBOR rate plus 1.00 percent.  The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0 times, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of the third quarter of 2011, the Company had a fixed charge coverage ratio in excess of 1.0 times, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0 times, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0 times.  Upon entering into the Facility, the Company terminated its existing Mercury Receivables ABL Facility and its $400.0 million secured, asset-based facility, which was set to expire in May 2012.  As a result of terminating these agreements, the Company wrote off $1.1 million of deferred debt issuance costs during the first quarter of 2011.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Long-term debt at October 1, 2011 and December 31, 2010 consisted of the following:

(in millions)	October 1, 2011	December 31, 2010

Senior notes, 11.25%, due 2016, net of discount of $6.5 and $8.4	$300.9	$341.6
Notes, 7.125% due 2027, net of discount of $0.6 and $0.8	167.2	199.2
Debentures, 7.375% due 2023, net of discount of $0.3 and $0.4	114.4	124.6
Senior notes, currently 11.75%, due 2013	73.5	117.2
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $7.4 and $8.0	42.6	42.0
Notes, various up to 2.649% payable through 2015	4.1	5.5
	702.7	830.1
Current maturities of long-term debt	(1.5)	(1.7)

Long-term debt	$701.2	$828.4

The Company’s debt-repurchase activity for the three months and nine months ended October 1, 2011 and October 2, 2010 was as follows:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Senior notes, currently 11.75%, due 2013	$17.0	$7.0	$43.7	$34.8
Senior notes, 11.25%, due 2016	38.6	—	42.6	—
Notes, 7.125%, due 2027	19.1	—	32.1	—
Debentures, 7.375%, due 2023	10.3	—	10.3	—

Total debt repurchases	$85.0	$7.0	$128.7	$34.8

Loss on early extinguishment of debt	$11.7	$1.1	$16.9	$5.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 16 – Subsequent Events

On October 26, 2011, the Board of Directors of the Company declared a cash dividend on its common stock of $0.05 cents per share.  The dividend will be payable on December 15, 2011, to shareholders of record on November 22, 2011.

Prior to the filing of this report, during the fourth quarter of 2011, the Company repurchased $13.6 million of its Senior notes due 2016 and $0.5 million of its Senior notes due 2013.  The Company will realize a loss on early extinguishment of debt of $2.9 million to be recorded during the fourth quarter of 2011.

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

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations that are subject to risks and uncertainties.  Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors in Part II of this report.

Overview and Outlook

General

Net sales during the third quarter of 2011 increased 8 percent to $876.7 million from $815.4 million in the third quarter of 2010, which was driven by the Company’s Marine Engine, Fitness and Bowling & Billiards segments.  During the nine months ended October 1, 2011, net sales increased 11 percent to $2,958.9 million from $2,674.5 million during the nine months ended October 2, 2010, driven by the Company’s Marine Engine, Boat and Fitness segments. Marine Engine segment sales increased during the three months ended October 1, 2011, when compared with the three months ended October 2, 2010, due primarily to higher wholesale shipments to meet customer inventory requirements.  Higher sales in the marine businesses during the nine months ended October 1, 2011, when compared with the prior year, resulted from increased wholesale shipments, which were supported by solid retail growth at the Company’s dealers, reflecting a stable marine market and market share growth in the Company’s Marine Engine and Boat segments.  Fitness segment net sales increased during the three months and nine months ended October 1, 2011 when compared with the three months and nine months ended October 2, 2010, primarily due to increased purchases of new equipment by global commercial customers, including a large order in one of the segment’s major customer categories during the nine-month period.   Higher sales in the Bowling & Billiards segment during the three months ended October 1, 2011, when compared with the prior year, resulted from improved capital equipment sales in the bowling products business.  The Company also experienced international sales growth in its Marine Engine, Fitness and Boat segments during the first nine months of 2011, when compared with 2010.

Operating earnings in the third quarter of 2011 were $35.6 million, with an operating margin of 4.1 percent.  These results included $13.2 million of restructuring and exit charges recorded during the third quarter of 2011.  In the three months ended October 2, 2010, the Company recorded quarterly operating earnings of $25.2 million, with an operating margin of 3.1 percent, which included restructuring, exit and impairment charges of $12.2 million.  Operating earnings during the nine months ended October 1, 2011 were $210.5 million, with an operating margin of 7.1 percent.  These results included $18.2 million of restructuring, exit and impairment charges recorded during the first nine months of 2011.  In the first nine months of 2010, the Company recorded operating earnings of $91.0 million, with an operating margin of 3.4 percent, and included $43.8 million of restructuring, exit and impairment charges.  The improvement in operating earnings during the quarter and year-to-date periods ended October 1, 2011 when compared with the corresponding periods ended October 2, 2010 was mainly the result of higher overall sales discussed above and lower costs from successful cost-reduction efforts.  Additionally, operating earnings in the first nine months of 2011 benefited from lower restructuring, exit and impairment charges, reduced pension expense, improved fixed-cost absorption and a gain recognized on the sale of a distribution facility in Australia.  Partially offsetting these factors were higher material costs and increased variable compensation expense recorded during the quarter and the first nine months of 2011.

During 2011, the Company continued its debt retirement activities.  As a result, the Company recorded losses on early extinguishment of debt of $11.7 million and $16.9 million during the three months and nine months ended October 1, 2011, respectively, on the repurchase of $85.0 million and $128.7 million of notes, respectively.  During the three months and nine months ended October 2, 2010, the Company recorded a loss on early extinguishment of debt of $1.1 million and $5.5 million, respectively, as the Company retired $7.0 million and $34.8 million of notes, respectively.

The Company recognized an immaterial income tax provision during the three months ended October 1, 2011.  The Company recognized an income tax provision of $30.8 million for the nine months ended October 1, 2011.  In addition, the three-month and nine-month tax provisions include a charge of $0.5 million and a benefit of $1.6 million, respectively, related primarily to the reassessment of tax reserves.  Due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still required for those entities that are not in a cumulative loss position.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and nine months ended October 1, 2011, was less than one percent and 23.3 percent, respectively.

The Company recognized an income tax provision of $5.3 million and $20.8 million for the three months and nine months ended October 2, 2010, respectively, which primarily related to foreign and domestic jurisdictions where the Company was not in a cumulative loss position.  In addition, the three-month and nine-month tax provisions included a charge of $0.5 million and a benefit of $0.3 million, respectively, related to the reassessment of tax reserves.  For the three months and nine months ended October 2, 2010, the Company determined that the use of a discrete, or actual method of computing the Company’s income tax provision was more appropriate than the annual effective tax rate method historically used by the Company, which would not be reliable due to its sensitivity to minimal changes in forecasted annual pretax earnings.  Under the discrete method, the Company determined income tax expense based upon actual results as if the interim period were an annual period.

Management believes that the Company has adequate sources of liquidity to meet its short-term and long-term needs and expects that the Company’s interim cash requirements will be met out of existing cash and marketable securities balances and free cash flow.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives reflected the Company’s response to a difficult marine market, which continued to decline through 2010 and led to expanded restructuring activities between 2007 and 2011 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth.  These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during the three months and nine months ended October 1, 2011 and October 2, 2010.

The restructuring, exit and impairment charges recorded during 2011 and 2010, by reportable segment, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Marine Engine	$4.2	$1.7	$8.2	$6.2
Boat	8.7	10.2	9.6	36.0
Fitness	—	—	0.1	0.1
Bowling & Billiards	0.3	0.2	0.3	0.6
Corporate	—	0.1	—	0.9

Total	$13.2	$12.2	$18.2	$43.8

See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.  The Company anticipates it will incur between $2 million and $7 million of additional charges in 2011 primarily related to known restructuring activities initiated in 2010 and 2009.

Matters Affecting Comparability

The following events have occurred during the three months and nine months ended October 1, 2011 and October 2, 2010, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies.  During the third quarter of 2011, the Company recorded charges of $13.2 million related to restructuring activities, as compared with charges of $12.2 million in the third quarter of 2010.  Restructuring charges during the first nine months of 2011 were $18.2 million, compared with $43.8 million during the first nine months of 2010.  See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of distribution facility. In the first quarter of 2011, the Company recognized a $6.8 million gain on the sale of a distribution facility in Australia in Selling, general and administrative expense on the Consolidated Statements of Operations.  There was no comparable gain in 2010.

Loss on early extinguishment of debt. The Company repurchased $85.0 million and $128.7 million of notes during the three months and nine months ended October 1, 2011, respectively.  In connection with these retirements, the Company recorded losses on early extinguishment of debt of $11.7 million and $16.9 million during the three months and nine months ended October 1, 2011, respectively.  During the three months and nine months ended October 2, 2010, the Company recorded losses on early extinguishment of debt of $1.1 million and $5.5 million, respectively, as the Company retired $7.0 million and $34.8 million of notes, respectively.  See Note 15 – Debt in the Notes to Consolidated Financial Statements for further details.

Tax items. The Company recognized an immaterial income tax provision during the three months ended October 1, 2011.  The Company recognized an income tax provision of $30.8 million for the nine months ended October 1, 2011, respectively.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and nine months ended October 1, 2011, was less than one percent and 23.3 percent, respectively. The Company also recognized an income tax provision of $5.3 million and $20.8 million for the three months and nine months ended October 2, 2010, respectively. See Note 13 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions, except per share data)	October 1, 2011	October 2, 2010	$	%

Net sales	$876.7	$815.4	$61.3	7.5%
Gross margin (A)	$202.8	$183.3	$19.5	10.6%
Restructuring, exit and impairment charges	$13.2	$12.2	$1.0	8.2%
Operating earnings	$35.6	$25.2	$10.4	41.3%
Net earnings (loss)	$4.7	$(7.2)	$11.9	NM

Diluted earnings (loss) per share	$0.05	$(0.08)	$0.13	NM

Expressed as a percentage of Net sales:
Gross margin	23.1%	22.5%		60 bpts
Selling, general and administrative expense	14.7%	15.1%		(40) bpts
Research and development expense	2.9%	2.8%		10 bpts
Restructuring, exit and impairment charges	1.5%	1.5%		0 bpts
Operating margin	4.1%	3.1%		100 bpts
       __________

       bpts = basis points
       NM = not meaningful

       (A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

The increase in net sales mainly resulted from higher marine wholesale shipments, as well as the favorable impact of changes in foreign currency exchange rates.  This increase in wholesale shipments was supported by solid retail growth.  Boat segment net sales, however, remained flat primarily due to the divestiture of the Company’s Sealine boat brand which resulted in only a partial recognition of third quarter 2011 sales for Sealine when compared with a full quarter of sales included in 2010.  Further increasing sales was higher sales volume in the Company’s Fitness segment as global commercial customers increased purchases of new equipment. Net sales in the Bowling & Billiards segment also increased when compared with the third quarter of 2010, as the segment benefited from higher capital equipment purchases.  International sales for the Company gained 2 percent in the third quarter of 2011 when compared with the third quarter of 2010 as increases in the Marine Engine and Bowling & Billiards segments were partially offset by decreases in the Boat and Fitness segments.

The increase in gross margin percentage in the third quarter of 2011 compared with the same period last year was mainly due to the realization of successful cost-reduction efforts and lower warranty expense, partially offset by higher material costs.

Selling, general and administrative expense decreased as a percentage of net sales during the three months ended October 1, 2011 when compared with the comparable period ended October 2, 2010 mainly due to the realization of successful cost-reduction efforts and lower pension expense.  These savings were partially offset by higher variable compensation expense.

During the third quarter of 2011, the Company incurred slightly higher restructuring, exit and impairment charges than in the third quarter of 2010.  Restructuring charges during the third quarter of 2011 included a loss on the divestiture of the Company’s Sealine boat brand, as well as charges recorded for the continued consolidation of the Company’s marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant.  Restructuring charges during the third quarter of 2010 included additional costs associated with the Company’s decisions to sell its Triton fiberglass boat brand produced in Ashland City, Tennessee, and the relocation of its Cabo Yachts production from Adelanto, California to the existing Hatteras facility in New Bern, North Carolina.  Charges were also recorded in the third quarter of 2010 for the consolidation of the Company’s marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, as well as continuing plant closure costs in the Company’s Boat segment.  See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Equity loss decreased $1.8 million to a loss of $0.2 million in the third quarter of 2011 from a loss of $2.0 million in the third quarter of 2010 primarily due to stronger results from the Company’s marine joint ventures.

Interest expense decreased $3.4 million in the third quarter of 2011 compared with the same period in 2010, primarily as a result of the Company’s debt retirement activities, which lowered average outstanding debt levels in 2011.  Interest income remained relatively consistent in the third quarter of 2011 compared with the same period in 2010.

The Company repurchased $85.0 million of notes during the three months ended October 1, 2011.  The Company recorded losses on early extinguishment of debt of $11.7 million during the three months ended October 1, 2011 in connection with the retirement of $85.0 million of notes.  During the three months ended October 2, 2010, the Company recorded a loss on early extinguishment of debt of $1.1 million as the Company retired $7.0 million of notes.

The Company recognized an immaterial income tax provision during the three months ended October 1, 2011.  The tax provision includes a charge of $0.5 million related primarily to the reassessment of tax reserves.  Due to the Company’s recent cumulative losses for book purposes and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. However, an income tax provision or benefit is still required for those entities that are not in a cumulative loss position. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended October 1, 2011, was less than one percent.

The Company recognized an income tax provision of $5.3 million for the three months ended October 2, 2010, which primarily related to foreign and domestic jurisdictions where the Company was not in a cumulative loss position.  In addition, the tax provision included a charge of $0.5 million related to the reassessment of tax reserves.  For the three months ended October 2, 2010, the Company determined that the use of a discrete, or actual method of computing the Company’s income tax provision was more appropriate than the annual effective tax rate method historically used by the Company, which would not be reliable due to its sensitivity to minimal changes in forecasted annual pretax earnings. Under the discrete method, the Company determined income tax expense based upon actual results as if the interim period were an annual period.

Operating earnings, Net earnings (loss) and Diluted earnings (loss) per share all increased in the third quarter of 2011 when compared with the same period in 2010 primarily due to the factors discussed above.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the nine months ended:

			2011 vs. 2010
	Nine Months Ended		Increase/(Decrease)
(in millions, except per share data)	October 1, 2011	October 2, 2010	$	%

Net sales	$2,958.9	$2,674.5	$284.4	10.6%
Gross margin (A)	$713.9	$604.2	$109.7	18.2%
Restructuring, exit and impairment charges	$18.2	$43.8	$(25.6)	(58.4)%
Operating earnings	$210.5	$91.0	$119.5	NM
Net earnings (loss)	$101.5	$(6.5)	$108.0	NM

Diluted earnings (loss) per share	$1.10	$(0.07)	$1.17	NM

Expressed as a percentage of Net sales:
Gross margin	24.1%	22.6%		150 bpts
Selling, general and administrative expense	13.9%	15.0%		(110) bpts
Research and development expense	2.5%	2.5%		0 bpts
Restructuring, exit and impairment charges	0.6%	1.6%		(100) bpts
Operating margin	7.1%	3.4%		370 bpts
       __________

       bpts = basis points
       NM = not meaningful

       (A) Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

Net sales increased in the nine months ended October 1, 2011 compared with the comparable period ended October 2, 2010, due to the same factors affecting the third quarter, along with increases in Fitness segment net sales resulting primarily from a large order in one of its major customer categories.  International net sales for the Company increased 9 percent during the first nine months of 2011 when compared with the comparable period in 2010 as international sales improved at all of the Company’s segments.

Selling, general and administrative expenses decreased as a percentage of sales due to the factors affecting the third quarter discussed above, as well as a gain recognized on the sale of a distribution facility in Australia and a favorable recovery against an insurance policy in 2011, partially offset by a favorable insurance policy recovery recognized in 2010.

During the nine months ended October 1, 2011, the Company incurred lower restructuring, exit and impairment charges than in the nine months ended October 2, 2010.  Restructuring activities during the first nine months of 2011 included a loss on the divestiture of the Company’s Sealine boat brand, as well as charges recorded for the continued consolidation of the Company’s marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, partially offset by gains on the sale of certain idle properties in the Marine Engine segment.  Restructuring activities during the first nine months of 2010 included impairments and additional charges associated with the Company’s decisions to sell its Triton fiberglass boat brand produced in Ashland City, Tennessee, to evaluate strategic alternatives for its Trophy boat brand and the relocation of its Cabo Yachts production from Adelanto, California to the existing Hatteras facility in New Bern, North Carolina.  Charges were also recorded in the first nine months of 2010 for the continued consolidation of the Company’s marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, as well as continuing plant closure costs in the Company’s Boat segment.  See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

During the nine months ended October 1, 2011, the Company recognized a $16.9 million loss on early extinguishment of debt, compared with a $5.5 million loss recorded during the nine months ended October 2, 2010.  Loss on early extinguishment of debt was greater during 2011 due primarily to higher debt retirement activity during the nine months ended October 2, 2010.

Improvements in gross margin, operating earnings, net earnings (loss) and diluted earnings (loss) per share for the nine months ended October 1, 2011 when compared with the nine months ended October 2, 2011 were primarily due to the factors discussed above.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	October 1, 2011	October 2, 2010	$	%

Net sales	$467.2	$429.2	$38.0	8.9%
Restructuring, exit and impairment charges	$4.2	$1.7	$2.5	NM
Operating earnings	$44.5	$49.0	$(4.5)	(9.2)%
Operating margin	9.5%	11.4%		(190) bpts
Capital expenditures	$14.5	$5.9	$8.6	NM
       __________

       bpts = basis points
       NM = not meaningful

Net sales recorded by the Marine Engine segment increased by 8.9 percent to $467.2 million in the third quarter of 2011 when compared with the third quarter of 2010.  The increase was mainly due to higher wholesale shipments to meet customer inventory requirements in the outboard engine and marine service, parts and accessories businesses, and reflected market share gains in the segment’s domestic engine businesses.  In addition to the higher wholesale shipments, net sales increased as a result of favorable foreign currency translation between periods.  Partially offsetting the increase in net sales was the overall decline in the sterndrive engine business revenue in spite of market share gains.  International sales represented 39 percent of the segment’s sales during the third quarter of 2011.

The restructuring, exit and impairment charges recognized in the third quarters of 2011 and 2010 included costs associated with the Company’s consolidation of engine production facilities as discussed in Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements.

Marine Engine segment operating earnings decreased in the third quarter of 2011 as a result of higher material costs, a less favorable product mix, higher variable compensation costs, restructuring, exit and impairment charges, as well as an increase in research and development spending.  Partially offsetting these factors were higher sales volumes and fixed-cost savings from successful cost-reduction efforts.

Capital expenditures in the third quarter of 2011 and 2010 were primarily related to tooling, plant consolidation activities and profit-maintaining investments.

The following table sets forth Marine Engine segment results for the nine months ended:

			2011 vs. 2010
	Nine Months Ended		Increase/(Decrease)
(in millions)	October 1, 2011	October 2, 2010	$	%

Net sales	$1,606.2	$1,454.1	$152.1	10.5%
Restructuring, exit and impairment charges	$8.2	$6.2	$2.0	32.3%
Operating earnings	$191.6	$164.7	$26.9	16.3%
Operating margin	11.9%	11.3%		60 bpts
Capital expenditures	$31.2	$13.1	$18.1	NM
       __________

       bpts = basis points
       NM = not meaningful

Net sales increased in in the nine months ended October 1, 2011 mainly due to higher wholesale shipments across all of the segment’s operations, including sterndrive engines, and reflected market share gains in each of the segment’s businesses.  Favorable foreign currency translation also increased sales for the nine months ended October 1, 2011 when compared with the nine months ended October 2, 2010.

Marine Engine segment operating earnings increased in the nine months ended October 1, 2011 when compared with the prior year as a result of higher sales volumes, a $6.8 million gain recognized on the sale of a distribution facility in Australia during the first quarter of 2011, fixed-cost savings from successful cost-reduction efforts, and favorable foreign currency translation.  Further affecting operating earnings for the nine months ended October 1, 2011 was a favorable recovery against an insurance policy, which was slightly less than a similar recovery obtained during the nine months ended October 2, 2010.  Partially offsetting the increase in operating earnings were higher material costs and increased restructuring, exit and impairment charges.  The factors that affected the comparison of Marine Engine restructuring, exit and impairment charges and capital expenditures for the year-to-date period were consistent with those that affected the third quarter.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	October 1, 2011	October 2, 2010	$	%

Net sales	$209.2	$209.2	$—	—%
Restructuring, exit and impairment charges	$8.7	$10.2	$(1.5)	(14.7)%
Operating loss	$(17.9)	$(26.3)	$8.4	31.9%
Operating margin	(8.6)%	(12.6)%		400 bpts
Capital expenditures	$6.2	$3.4	$2.8	82.4%

__________

bpts = basis points

Boat segment net sales were flat when comparing the third quarter of 2011 with the third quarter of 2010.  This was mainly due to higher wholesale unit sales volumes of boats in response to an increase in the Company’s retail demand.  This favorable impact was offset by the impact of a greater mix of smaller boat sales and the timing of the divestiture of the Company’s Sealine boat brand, which resulted in only a partial recognition of third quarter 2011 sales for Sealine when compared with a full quarter of sales included in 2010.  International sales, which represented 29 percent of the segment’s sales during the third quarter of 2011, were down from 34 percent in the third quarter of 2010.

The restructuring and exit charges recognized during the third quarter of 2011 included a loss on the divestiture of the Company’s Sealine boat brand.  The restructuring, exit and impairment charges recognized during the third quarter of 2010 included continued charges associated with the Company’s decisions to sell its Triton fiberglass boat brand produced in Ashland City, Tennessee and move its Cabo Yachts production from Adelanto, California to its existing Hatteras facility in New Bern, North Carolina. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Boat segment operating loss was lower in the third quarter of 2011 as a result of fixed-cost savings from successful cost reduction efforts, increased fixed-cost absorption and lower warranty expense and restructuring, exit and impairment charges, partially offset by the unfavorable effect of a change in sales mix towards smaller boats from larger, higher margin boats.

Capital expenditures in the third quarters of 2011 and 2010 were largely related to tooling costs for the production of new models and profit-maintaining investments.

The following table sets forth Boat segment results for the nine months ended:

			2011 vs. 2010
	Nine Months Ended		Increase/(Decrease)
(in millions)	October 1, 2011	October 2, 2010	$	%

Net sales	$819.5	$749.4	$70.1	9.4%
Restructuring, exit and impairment charges	$9.6	$36.0	$(26.4)	(73.3%)
Operating loss	$(12.3)	$(76.6)	$64.3	83.9%
Operating margin	(1.5)%	(10.2)%		870 bpts
Capital expenditures	$15.9	$11.3	$4.6	40.7%
       __________

       bpts = basis points

The factors affecting Boat segment net sales and operating loss for the year-to-date period were consistent with the factors described in the quarterly period above.  In addition, sales increased due to market share gains. The result was an increase in net sales of 9.4 percent for the year-to-date period and a further reduction in operating losses when compared with the same prior-year period.

The factors affecting Boat segment restructuring, exit and impairment charges and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	October 1, 2011	October 2, 2010	$	%

Net sales	$157.2	$137.7	$19.5	14.2%
Operating earnings	$22.6	$17.0	$5.6	32.9%
Operating margin	14.4%	12.3%		210 bpts
Capital expenditures	$1.5	$1.0	$0.5	50.0%
       __________

       bpts = basis points

Third quarter 2011 net sales for the Fitness segment improved when compared with the third quarter of 2010 due to increased sales to global commercial customers, favorable product mix and favorable foreign currency translation.  International sales represented 49 percent of the segment’s sales during the third quarter of 2011.

Fitness segment operating earnings in the third quarter of 2011 were positively affected by higher sales, favorable product mix and lower warranty expense, partially offset by higher freight costs when compared with the same prior year period.

Capital expenditures in the third quarters of 2011 and 2010 were limited to profit-maintaining investments.

The following table sets forth Fitness segment results for the nine months ended:

			2011 vs. 2010
	Nine Months Ended		Increase/(Decrease)
(in millions)	October 1, 2011	October 2, 2010	$	%

Net sales	$455.2	$379.9	$75.3	19.8%
Restructuring, exit and impairment charges	$0.1	$0.1	$0.0	0.0%
Operating earnings	$65.1	$35.2	$29.9	84.9%
Operating margin	14.3%	9.3%		500 bpts
Capital expenditures	$3.5	$2.9	$0.6	20.7%
       __________

      bpts = basis points

In addition to the factors affecting net sales in the third quarter, as discussed above, the Fitness segment’s net sales increased in the nine months ended October 1, 2011 when compared with the prior year as a result of a large order in one of the segment’s major customer categories.

The factors affecting Fitness segment operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

			2011 vs. 2010
	Three Months Ended		Increase/(Decrease)
(in millions)	October 1, 2011	October 2, 2010	$	%

Net sales	$79.5	$74.6	$4.9	6.6%
Restructuring, exit and impairment charges	$0.3	$0.2	$0.1	50.0%
Operating earnings	$1.8	$0.0	$1.8	NM
Operating margin	2.3%	0.0%		230 bpts
Capital expenditures	$3.3	$1.8	$1.5	83.3%
       __________

bpts = basis points
NM = not meaningful

Net sales for the Bowling & Billiards segment increased compared with the prior year as commercial equipment sales in the bowling products business improved while the bowling retail business net sales were flat.  International sales represented 25 percent of the segment’s sales during the third quarter of 2011.

Bowling & Billiards’ operating earnings improved to an earnings position in the third quarter of 2011 as a result of higher sales and improved operating efficiencies.

Capital expenditures in the third quarters of 2011 and 2010 were primarily for profit-maintaining investments in existing bowling retail centers.

The following table sets forth Bowling & Billiards segment results for the nine months ended:

			2011 vs. 2010
	Nine Months Ended		Increase/(Decrease)
(in millions)	October 1, 2011	October 2, 2010	$	%

Net sales	$244.3	$243.8	$0.5	0.2%
Restructuring, exit and impairment charges	$0.3	$0.6	$(0.3)	(50.0)%
Operating earnings	$16.5	$12.3	$4.2	34.1%
Operating margin	6.8%	5.0%		180 bpts
Capital expenditures	$6.9	$3.4	$3.5	NM
       __________

       bpts = basis points
       NM = not meaningful

Bowling & Billiards segment net sales improved slightly from the comparable period in the prior year as higher sales from its bowling products and bowling retail businesses were partially offset by lower sales in the billiards business.

In addition to the factors described in the quarterly period above, operating earnings increased in the year-to-date period due to the absence of a second quarter 2010 facility write-down.

Capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

	Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010

Net cash provided by operating activities	$81.2	$192.6
Net cash provided by (used for):
Capital expenditures	(57.9)	(31.1)
Proceeds from the sale of property, plant and equipment	22.5	5.9
Other, net	13.2	8.3

Free cash flow*	$59.0	$175.7
    __________

*
The Company defines “Free cash flow” as cash flow from operating and investing activities (excluding cash provided by (used for) acquisitions, investments, transfers to restricted cash and purchases or sales of marketable securities).  Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals.  Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions, debt retirements and dividend payments are cash generated from operating activities, available cash and marketable securities balances and selected borrowings.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2011 Cash Flow

In the first nine months of 2011, net cash provided by operating activities totaled $81.2 million. The most significant source of cash provided by operating activities resulted from earnings adjusted for non-cash expenses.  Partially offsetting the cash provided by operating activities was a seasonal increase in working capital.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets.  Accounts and notes receivable increased $63.2 million during the first nine months of 2011, due primarily to seasonally higher sales in the Marine Engine, Boat and Bowling & Billiards segments.  The decrease in Accrued expenses of $58.1 million during the first nine months of 2011 was driven primarily by the payment of dealer allowances and a lower warranty accrual.  Inventory increased by $22.4 million due primarily to increased demand across all segments.  Partially offsetting these items was an increase in Accounts payable of $16.3 million, which was a result of increased production and related spending activity in the Company’s Boat and Fitness segments.

Net cash used for investing activities during the nine months ended October 1, 2011 totaled $102.7 million, which included capital expenditures of $57.9 million.  The Company’s capital spending is focused on high priority, profit-maintaining investments and investments required to reduce operating costs, or for new product introductions.  The Company also completed net purchases of marketable securities of $59.6 million.  See Note 10 – Investments in Notes to Condensed Consolidated Financial Statements for further discussion.  Investing activities during the nine months ended October 1, 2011 also included a transfer of $20.0 million to restricted cash to collateralize a portion of the Company’s obligations related to its workers’ compensation obligations.  See Note 7 – Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements for further discussion.  Partially offsetting the use of cash for investing activities was $22.5 million in proceeds from the sale of property, plant and equipment in the normal course of business, including a Marine Engine distribution facility in Australia and idle Marine Engine and Boat properties.

Cash flows used for financing activities were $145.4 million during the nine months ended October 1, 2011.  The cash outflow was primarily the result of retirements of long-term debt, partially offset by net proceeds from stock compensation activity.

2010 Cash Flow

In the first nine months of 2010, net cash provided by operating activities totaled $192.6 million.  The most significant source of cash provided by operating activities resulted from net income tax refunds received in the first nine months of $99.7 million, which included a $109.5 million refund received as a result of legislation enacted in November 2009 that allowed the Company to carryback its 2009 federal domestic tax losses up to five years.  Cash provided by operating activities also benefited from earnings adjusted for non-cash expenses.  Partially offsetting these factors were changes in working capital.  Accounts and notes receivable increased during the first nine months of 2010, due primarily to increased sales in the Marine Engine segment.  Net inventories increased during the nine months ended October 2, 2010, due mostly to increased demand in the Marine Engine and Fitness segments.  The decrease in Accrued expenses during the first nine months of 2010 was driven mainly by the payment of variable compensation that had been accrued as of December 31, 2009.  During the nine months ended October 2, 2010, Accounts Payable increased as a result of increased production and related spending activity in the Company’s Marine Engine and Boat segments.

Net cash used for investing activities during the nine months ended October 2, 2010 totaled $25.5 million, which included capital expenditures of $31.1 million.  The Company continued to limit its capital spending by focusing on high-priority, profit-maintaining investments and investments required for new product introductions.  The Company also invested $8.6 million during the nine months ended October 2, 2010, the majority of which related to existing marine engine joint ventures.  Partially offsetting these expenditures were $5.9 million of proceeds received during the year from the sale of property, plant and equipment in the normal course of business.  The Company also received $8.3 million of cash, primarily related to the sale of a marina operation in China.

Cash used for financing activities was $17.2 million in the nine months ended October 2, 2010.  The cash outflow was mainly the result of retirements of long-term debt and payment of other short-term debt, partially offset by the receipt of $30.0 million in proceeds from the Fond du Lac County Economic Development Council in the form of partially forgivable debt associated with the Company’s efforts to consolidate its Marine Engine segment’s engine production facilities as discussed in Note 14 to the consolidated financial statements in the Company’s 2010 Annual Report on Form 10-K (2010 Form 10-K).

Liquidity and Capital Resources

The Company views its highly liquid assets as of October 1, 2011, December 31, 2010, and October 2, 2010 as:

(in millions)	October 1, 2011	December 31, 2010	October 2, 2010

Cash and cash equivalents	$384.5	$551.4	$676.5
Short-term investments in marketable securities	74.1	84.7	0.8
Long-term investments in marketable securities	88.1	21.0	—

Total cash, cash equivalents and marketable securities	$546.7	$657.1	$677.3

The following table sets forth an analysis of net debt as of October 1, 2011, December 31, 2010, and October 2, 2010:

(in millions)	October 1, 2011	December 31, 2010	October 2, 2010

Short-term debt, including current maturities of long-term debt	$2.1	$2.2	$4.3
Long-term debt	701.2	828.4	829.8
Total debt	703.3	830.6	834.1
Less: Cash, cash equivalents and marketable securities	546.7	657.1	677.3

Net debt (A)	$156.6	$173.5	$156.8

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

The following table sets forth an analysis of total liquidity as of October 1, 2011, December 31, 2010, and October 2, 2010:

(in millions)	October 1, 2011	December 31, 2010	October 2, 2010

Cash, cash equivalents and marketable securities	$546.7	$657.1	$677.3
Amounts available under its asset-based lending facilities (B)	242.9	162.1	103.7

Total liquidity (A)	$789.6	$819.2	$781.0

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

(B) Represents the available borrowing capacity as of October 1, 2011 under the Company’s Facility discussed below.  Prior period amounts include the sum of (1) $129.8 million and $117.0 million, as of December 31, 2010, and October 2, 2010, respectively, of unused borrowing capacity under the Company’s Revolving Credit Facility discussed below, reduced by the $60.0 million minimum availability requirement, as of October 2, 2010, and (2) the available borrowing capacity of $32.3 million and $46.7 million, as of December 31, 2010, and October 2, 2010, respectively, under the Company’s Mercury Receivables ABL Facility as described below.

Cash, cash equivalents and marketable securities totaled $546.7 million as of October 1, 2011, a decrease of $110.4 million from $657.1 million as of December 31, 2010, and a decrease of $130.6 million from $677.3 million as of October 2, 2010.  Total debt as of October 1, 2011, December 31, 2010, and October 2, 2010 was $703.3 million, $830.6 million and $834.1 million, respectively.  As a result, the Company’s Net debt decreased to $156.6 million as of October 1, 2011, from $173.5 million at December 31, 2010, and from $156.8 million as of October 2, 2010.  The Company’s debt-to-capitalization ratio decreased to 78.8 percent as of October 1, 2011, from 92.2 percent and 79.3 percent as of December 31, 2010 and October 2, 2010, respectively, due primarily to reduced debt levels.

In March 2011, the Company entered into a five-year, $300.0 million secured, asset-based facility (Facility).  Borrowings under the Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of October 1, 2011, the borrowing base totaled $266.6 million and available capacity totaled $242.9 million, net of $23.7 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of October 1, 2011.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 37.5 basis points per annum as of October 1, 2011.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 250 basis points as of October 1, 2011.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (150 basis points as of October 1, 2011): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0 times, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of the third quarter of 2011, the Company had a fixed charge coverage ratio in excess of 1.0 times, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0 times, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0 times.

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF).  This facility was terminated in connection with entering into the new Facility, described above.  At December 31, 2010 and October 2, 2010 the Company had no borrowings under this facility.  The amount of borrowing capacity available under this facility as of December 31, 2010 was $32.3 million.  Refer to Note 14 to the consolidated financial statements in the Company’s 2010 Form 10-K for further discussion.

The Company had a $400.0 million secured, asset-based revolving credit facility (Revolving Credit Facility) in place with a group of banks through May 2012, as described in Note 14 to the consolidated financial statements in the 2010 Form 10-K.  The Revolving Credit Facility was replaced by the Facility discussed above.  The Company had no borrowings outstanding under the Revolving Credit Facility as of December 31, 2010, or October 2, 2010.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  The Company has continued to reduce its 2013 notes, which totaled $73.5 million at October 1, 2011, and represent the only significant long-term debt maturity until 2016.  The Company anticipates further reducing debt levels through the remainder of 2011 at management’s discretion.  See Note 16 – Subsequent Events in Notes to Condensed Consolidated Financial Statements for further discussion.  Management expects that the Company’s near-term operating cash requirements will be met out of existing cash and marketable securities balances and free cash flow.  The Company believes it will end 2011 with lower net debt levels when compared with the end of 2010.

The Company contributed $2.6 million and $2.4 million to fund benefit payments in its nonqualified pension plan in the first nine months of 2011 and 2010, respectively, and expects to contribute an additional $0.8 million to the plan through the remainder of 2011.  The Company contributed $40.0 million to its qualified pension plans in the nine months ended October 1, 2011 and expects to contribute an additional $35 million to $45 million to its qualified pension plans in the remainder of 2011.  The Company contributed $14.8 million to its qualified pension plans in the nine months ended October 2, 2010 and an additional $19.3 million of contributions in the fourth quarter of 2010.  Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 12 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2010, are detailed in the 2010 Form 10-K.  Other than as described below, there have been no material changes outside the ordinary course of business.  The Company periodically evaluates its financing options, and as a result, during the first nine months of 2011, retired $128.7 million of notes, as described in Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements.  During the fourth quarter of 2011, but prior to the filing of this report, the Company retired $14.1 million of notes as described in Note 16 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements.

Environmental Regulation

In its Marine Engine segment, Brunswick plans to continue to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements.  The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results.  The Company complies with current regulations and expects to comply fully with new regulations, but compliance will increase the cost of these products for the Company and the industry.  The Boat segment is also affected by evaporative emission requirements and has been re-engineering its fuel systems to comply with those regulations.  Additionally, it continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities.  The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

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

In April 2011, the FASB amended the ASC to clarify the guidance when a restructuring of a receivable constitutes a troubled debt restructuring.  The amendment is effective for the first interim or annual period beginning on or after June 15, 2011.  The amendment must be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Information regarding the Company’s troubled debt restructurings is included in Note 8 – Financing Receivables.

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

Intangibles – Goodwill and Other:  In September 2011, the FASB amended the ASC to simplify how entities test goodwill for impairment.  The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company is considering early adoption of the ASC amendment and is evaluating the impact the adoption may have on the Company’s consolidated financial statements.

Compensation – Retirement Benefits – Multiemployer Plans:  In September 2011, the FASB amended the ASC to require additional qualitative and quantitative disclosures for employers that participate in multiemployer pension plans.  The amendment to the ASC requires that employers disclose the significant multiemployer plans in which the employer participates, the level of participation in the plans, the financial health of the plans and the nature of the employer’s commitments to the plans.  The amendment is effective for annual periods ending after December 15, 2011.  The Company is currently evaluating the impact the adoption of the ASC amendment may have on the Company’s consolidated financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about Brunswick’s business.  These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this news release.  These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income available to consumers for discretionary purchases, tight consumer credit markets, and the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment, products and services; the ability to maintain strong relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and develop alternative distribution channels without disrupting incumbent distribution partners; the risk of losing a key account or a critical supplier; the ability to successfully manage pipeline inventories and respond to any excess supply of repossessed and aged boats in the market; credit and collection risks, including the potential obligation to repurchase dealer inventory; the ability of dealers and customers to secure adequate access to financing and the Company’s ability to access capital and credit markets; the need to meet pension funding obligations; the ability to respond to and minimize the negative financial impact of legislative and regulatory developments, including those related to environmental restrictions, climate change, taxes and employee benefits; the strength and protection of the Company’s brands and other intellectual property; the ability to spread fixed costs while establishing a smaller manufacturing footprint; the ability to successfully complete restructuring efforts within projected timeframes and budgets; the ability to obtain components, parts and raw materials from suppliers in a timely manner and for a reasonable price; competitive pricing pressures, including the impact of inflation and increased competition from Asian competitors; competition from new technologies; the ability to develop new and innovative products in response to changing retail demands and expectations that are differentiated for the global marketplace at a competitive price and in compliance with applicable laws; the effect of higher energy and logistics costs, interest rates and fuel prices on the Company’s results; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the risk of product liability, warranty and other claims in connection with the sale of products; the ability to maintain product quality and service standards expected by customers; the ability to maintain market share, particularly in high-margin products; the ability to respond to the need for increased manufacturing levels and meet production targets within time and budgets allowed; fluctuations in the Company’s stock price due to external factors; negative currency trends, including shifts in exchange rates; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the uncertainty and risks of doing business in international locations, including international political instability, civil unrest and other risks associated with operations in emerging markets; the risk of having to record an impairment to the value of goodwill and other assets; the effect that catastrophic events may have on consumer demand and the ability to manufacture products, including hurricanes, floods, earthquakes, and environmental spills; the effect of weather conditions on demand for marine products and retail bowling center revenues; the risk of losing individuals who are key contributors to the organization; and risks associated with the Company’s information technology systems, including the continued use of legacy systems and the risk of a failure of or attacks on the Company’s information systems, which could result in data security breaches, lost or stolen assets or information, and associated remediation costs.

Additional factors are included in the Company’s Annual Report on Form 10-K, its Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, and elsewhere in this report.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the Company’s 2010 Form 10-K filed with the SEC on February 18, 2011, and its Quarterly Report on Form 10-Q for the quarter ended July 2, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, the Company’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  As of October 1, 2011, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception, with a remaining authorization of $240.4 million.  The Company did not repurchase any shares during the three months ended October 1, 2011 as the plan has been suspended.

Item 6.    Exhibits

31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION

November 7, 2011	By:	/s/ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.