Form 10-K
period 2011-12-31
BRUNSWICK CORP
filed 2012-02-23
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2011, the aggregate market value of the voting stock of the registrant held by non-affiliates was $1,797,945,334. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 16, 2012 was 89,192,252.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company’s definitive Proxy Statement for the
Annual Meeting of Shareholders scheduled to be held on May 2, 2012.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2011

PART I

Item 1. Business

Brunswick Corporation (Brunswick or the Company) is a Delaware corporation, incorporated on December 31, 1907. Brunswick is a leading global designer, manufacturer and marketer of recreation products including marine engines, boats, fitness equipment and bowling and billiards equipment. Brunswick’s engine products include: outboard, sterndrive and inboard engines; trolling motors; propellers; engine control systems; and marine parts and accessories. The Company’s boat offerings include: fiberglass pleasure boats; luxury sportfishing convertibles and motoryachts; offshore fishing boats; aluminum fishing boats; and pontoon and deck boats. Brunswick’s fitness products include both cardiovascular and strength training equipment for the commercial and consumer markets. Brunswick’s bowling products include capital equipment, aftermarket and consumer goods. The Company also sells a complete line of billiards tables and other gaming tables and accessories. In addition, the Company owns and operates Brunswick bowling family entertainment centers in the United States and other countries.

In 2011, Brunswick’s primary focus was growing revenue, improving earnings, generating positive free cash flow and gaining market share throughout each of its business segments.  In 2012, Brunswick will remain disciplined and focused on maintaining its favorable cost position and generating growth through the continuation of market share gains and the execution of organic growth initiatives.  In the longer term, Brunswick’s strategy remains consistent: to design, develop and introduce high quality products featuring innovative technology and styling; to distribute products through a model that benefits its partners – dealers and distributors – and provide world-class service to its customers; to develop and maintain low-cost manufacturing processes and to continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; and to attract and retain skilled and knowledgeable people. These strategic objectives support the Company’s plans to grow by expanding its existing core businesses. The Company’s primary objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

Refer to Note 4 - Segment Information in the Notes to Consolidated Financial Statements for additional information regarding the Company’s segments, including net sales, operating earnings and total assets by segment for 2011, 2010 and 2009.

Marine Engine Segment

The Marine Engine segment, which had net sales of $1,979.5 million in 2011, consists of the Mercury Marine Group (Mercury Marine). The Company believes its Marine Engine segment has the largest dollar sales volume of recreational marine engines in the world, along with a leading marine parts and accessories business.

Mercury Marine manufactures and markets a full range of sterndrive propulsion systems, inboard engines and outboard engines under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury SportJet and Mercury Jet Drive, MotorGuide, Axius and Zeus brand names. In addition, Mercury Marine manufactures and markets marine parts and accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers, Attwood, Land ‘N’ Sea, Kellogg Marine Supply, Diversified Marine Products, Sea Choice and MotorGuide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, service parts and marine lubricants. Mercury Marine’s sterndrive engines, inboard engines and outboard engines are sold to independent boat builders, local, state and foreign governments, and to the Company’s Boat segment. In addition, Mercury Marine’s outboard engines are sold to end-users through a global network of more than 4,000 marine dealers and distributors, specialty marine retailers and marine service centers.

Mercury Marine, through Cummins MerCruiser Diesel Marine LLC (CMD), a joint venture between Brunswick’s Mercury Marine division and Cummins Marine, a division of Cummins Inc., supplies integrated diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Company’s Boat segment.  During the fourth quarter of 2011, the Company announced that Mercury Marine and Cummins would be dissolving the CMD joint venture and transitioning to a strategic supply agreement between the two companies.  It is anticipated that this transition will be completed during the second quarter of 2012.  As part of the transition, CMD’s high speed diesel line will shift to Mercury Marine, which will integrate the high speed diesel range into its product portfolio and will sell, service and support these products through its global sales and distribution network.

Mercury Marine manufactures two-stroke OptiMax outboard engines ranging from 75 to 300 horsepower, all of which feature Mercury’s direct fuel injection (DFI) technology, and four-stroke outboard engine models ranging from 2.5 to 350 horsepower. All of these low-emission engines are in compliance with U.S. Environmental Protection Agency (EPA) requirements for 2010, 2011 and 2012.  Mercury Marine’s four-stroke outboard engines include Verado, a collection of supercharged outboards ranging from 150 to 350 horsepower, and Mercury Marine’s naturally aspirated four-stroke outboards, ranging from 2.5 to 150 horsepower including the 2011 introduction of the 150 FourStroke, which is quickly becoming known for its light weight, fuel efficiency and performance. In addition, most of Mercury’s sterndrive and inboard engines are now available with catalyst exhaust monitoring and treatment systems, and all are compliant with environmental regulations adopted by the State of California, effective January 1, 2008, and by the EPA, effective January 1, 2010.

To promote advanced propulsion systems with improved handling, performance and efficiency, Mercury Marine manufactures and markets advanced boat steering and engine control systems under the brand names of Zeus and Axius.

Mercury Marine’s sterndrive and outboard engines are produced domestically in Fond du Lac, Wisconsin, with outboard engines also produced internationally in China and Japan.  During the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant. This plant transfer was completed in the fourth quarter of 2011 and production commenced in late fourth quarter of 2011. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in China, and produces smaller outboard engines in Japan pursuant to a joint venture with its partner, Tohatsu Corporation. Mercury Marine sources certain engine components from a global supply base of Asian, European and Latin American suppliers and manufactures additional engine component parts at plants in Florida and Mexico. CMD manufactures diesel marine propulsion systems in South Carolina. Mercury Marine also operates a remanufacturing business for engines and service parts in Wisconsin.

In addition to its marine engine operations, Mercury Marine serves markets outside the United States with a wide range of aluminum, fiberglass and inflatable boats produced either by, or for, Mercury Marine in Ohio, China, New Zealand, Poland, Portugal and Vietnam. These boats, which are marketed under the brand names Quicksilver, Arvor, Uttern, Legend, Mercury Inflatables, Valiant RIB, Rayglass (Protector and Legend), Barracuda, Blue Fin, Beluga, Victory, Hurricane and Tornado, are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine. Mercury Marine also has an equity ownership interest in a company that manufactures boats under the brand names Bella, Flipper and Aquador in Finland.  In the first quarter of 2011, Mercury Marine relocated its distribution facility in Australia and sold the real estate related to the former facility, and in the second quarter of 2011, Mercury Marine completed the sales of its former remanufactured engine facility in Oshkosh, Wisconsin and a parcel of vacant land in Fond du Lac, Wisconsin.

Mercury Marine’s parts and accessories distribution businesses include: Land ‘N’ Sea, Kellogg Marine Supply and Diversified Marine Products. These businesses are the leading distributors of marine parts and accessories throughout North America, offering same-day or next-day delivery service to a broad array of marine service facilities.

Inter-company sales to the Company’s Boat segment represented approximately 10 percent of Mercury Marine’s sales in 2011.  Domestic demand for the Marine Engine segment’s products is seasonal, with sales generally highest in the second calendar quarter of the year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets the following products: fiberglass pleasure boats; luxury sportfishing convertibles and motoryachts; offshore fishing boats; aluminum fishing boats; and pontoon and deck boats. The Company believes that its Boat Group, which had net sales of $1,016.3 million during 2011, has the largest dollar sales and unit volume of pleasure motorboats in the world.

The Boat Group manages most of Brunswick’s boat brands; evaluates and optimizes the Boat segment’s boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability; and speeds the introduction of new technologies into boat manufacturing processes.

The Boat Group is comprised of the following boat brands: Cabo sportfishing express boats and convertibles; Hatteras luxury sportfishing convertibles and motoryachts; Sea Ray yachts, sport yachts, sport cruisers and runabouts; Bayliner sport cruisers and runabouts; Meridian motoryachts; Boston Whaler, Lund and Trophy fiberglass fishing boats; and Crestliner, Cypress Cay, Harris FloteBote, Lowe, Lund, Princecraft, Suncruiser and Triton aluminum fishing, utility, pontoon and deck boats. The Boat Group also includes a commercial and governmental sales unit that sells products to commercial customers, as well as the United States government and state, local and foreign governments. The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from Brunswick’s Marine Engine segment.

The Boat Group has active manufacturing facilities in Florida, Indiana, Minnesota, Missouri, North Carolina, Tennessee, Canada, Mexico and Portugal, as well as additional inactive manufacturing facilities in Florida, Maryland, North Carolina and Tennessee.  The Boat Group also utilizes contract manufacturing facilities in Poland and has an agreement with a local boat builder to manufacture boats in Argentina. In Brazil, the Boat Group has entered into an agreement to construct a manufacturing plant located in Santa Catarina, Brazil, which is planned to have nearly 150,000 square feet of manufacturing space. This new facility, which will be leased, will eventually employ up to 150 people and will produce several Bayliner and Sea Ray sport boat and cruiser models, which will be sold through a network of local dealers along with other Brunswick boat brands and models.

During 2011, the Boat Group continued its restructuring activities by reducing its workforce, consolidating manufacturing operations and disposing of non-strategic assets.  In the third quarter of 2011, the Company sold its equity interest in Sealine International Limited, the entity that holds the Sealine brand of boats, based in Kidderminster, United Kingdom. Also in 2011, the Company continued transitioning its manufacturing facilities from a brand-based platform to multi-brand production locations.  As a result, the Company completed the consolidation of its Adelanto, California boat plant operation into its manufacturing facility in New Bern, North Carolina, and its aluminum boat production operations from Little Falls, Minnesota and Ashland City, Tennessee into its New York Mills, Minnesota and Lebanon, Missouri facilities.  Finally, in 2011, the Boat Group divested several facilities including former operating facilities and other real property holdings in Little Falls, Minnesota, Zhuhai, China, Merritt Island, Florida, Knoxville, Tennessee and Arlington, Washington.

The Boat Group’s products are sold to end-users through a global network of approximately 2,000 dealers and distributors, each of which carries one or more of Brunswick’s boat brands. Sales to the Boat Group’s largest dealer, MarineMax Inc., which has multiple locations and carries a number of the Boat Group’s product lines, represented approximately 20 percent of Boat Group sales in 2011. Domestic demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Brunswick’s Fitness segment is comprised of its Life Fitness division (Life Fitness), which designs, manufactures and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness and Hammer Strength brands.

The Company believes that its Fitness segment, which had net sales of $635.2 million during 2011, is the world’s largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. Life Fitness’ commercial sales customers include health clubs, fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made to customers through Life Fitness’ direct sales force, domestic dealers, and international distributors. Consumer products are available at specialty retailers, select mass merchants, sporting goods stores, through international distributors, and on Life Fitness’ Web site.

The Fitness segment’s principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary. Life Fitness distributes its products worldwide from regional warehouses and production facilities. Demand for Life Fitness products is seasonal, with sales generally highest in the fourth quarter of the year.

Bowling & Billiards Segment

The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $325.2 million during 2011. The Company believes BB&B is a leading worldwide full-line designer, manufacturer and marketer of bowling products. BB&B also designs and markets a full line of high-quality consumer billiards tables, Air Hockey table games, foosball tables, other gaming tables and related accessories. In addition, BB&B operates 99 bowling centers in the United States, Canada and Europe.

BB&B’s bowling products business designs, manufactures and markets a wide variety of bowling products, including capital equipment (such as automatic pinsetters and scoring devices), bowling balls and aftermarket products. Through licensing arrangements, BB&B also offers a wide array of bowling consumer products, including bowling shoes, bags and accessories.

BB&B retail bowling centers offer bowling and, depending on size and location, may also offer the following activities and facilities: billiards, video games, redemption, laser tag, pro shops, meeting and party rooms, snack bars, restaurants and lounges. Of the Company’s 99 bowling centers, 44 have been converted into Brunswick Zones, which are modernized bowling centers that offer an array of family-oriented entertainment activities. BB&B has further enhanced the Brunswick Zone concept with expanded Brunswick Zone family entertainment centers, branded Brunswick Zone XL, which are larger than typical Brunswick Zones and feature multiple-venue entertainment offerings. BB&B operates 12 Brunswick Zone XL centers.

BB&B’s billiards business was established in 1845 and is Brunswick’s heritage business. BB&B designs and/or markets billiards tables, Air Hockey table games, foosball tables, balls, cues and other gaming tables, as well as game room furniture and related accessories, under the Brunswick and Contender brands. The Company believes it is a leading designer and marketer of billiards tables. These products are sold worldwide in both commercial and consumer billiards markets.

BB&B’s primary manufacturing and distribution facilities are located in Michigan, Wisconsin, Hungary and Mexico.

Brunswick’s bowling and billiards products are sold through a variety of channels, including distributors, dealers, mass merchandisers, bowling centers and retailers, and directly to consumers on the Internet and through other outlets. BB&B’s sales are seasonal with sales generally highest in the first and fourth calendar quarters of the year.

Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation, owns the remaining 51 percent. Under the terms of the joint venture agreement, BAC provides secured wholesale inventory floorplan financing to the Company’s engine and boat dealers. Prior to May 2009, BAC also purchased and serviced a portion of Mercury Marine’s domestic accounts receivable relating to its boat builder and dealer customers.  In May 2009, the Company replaced this program with the Mercury Receivables ABL Facility, which was subsequently terminated in March 2011, as discussed in Note 14 – Debt in the Notes to Consolidated Financial Statements.

The term of the BAC joint venture extends through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal of the agreement or purchase of the joint venture by either of the parties at the end of this term. Alternatively, either partner may allow the agreement to terminate at the end of its term.

Additionally, Brunswick offers financial services through Brunswick Product Protection Corporation, which provides marine dealers the opportunity to offer extended product warranties to retail customers, and through Blue Water Dealer Services, Inc., which provides retail financial services to marine dealers. Each company allows Brunswick to offer a more complete line of financial services to its boat and marine engine dealers and their customers.

Refer to Note 8 – Financial Services in the Notes to Consolidated Financial Statements for more information about the Company’s financial services.

Distribution

Brunswick utilizes distributors, dealers and retailers (Dealers) for the majority of its boat sales and significant portions of its sales of marine engine, fitness and bowling and billiards products. Brunswick has over 16,000 Dealers serving its business segments worldwide. Brunswick’s marine Dealers typically carry boats, engines and related parts and accessories.

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

International Operations

Brunswick’s sales to customers in markets other than the United States were $1,494.8 million (40 percent of net sales), $1,403.3 million (41 percent of net sales) and $1,168.7 million (42 percent of net sales) in 2011, 2010 and 2009, respectively. The Company transacts most of its sales in non-U.S. markets in local currencies, and the cost of its products is generally denominated in U.S. dollars. Strengthening or weakening of the U.S. dollar affects the financial results of Brunswick’s non-U.S. operations.

Non-U.S. sales are set forth in Note 4 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details Brunswick’s non-U.S. sales by region:

(in millions)	2011	2010	2009

Europe	$597.3	$601.2	$518.1
Canada	303.9	246.8	178.1
Pacific Rim	290.7	268.4	235.8
Latin America	198.2	194.6	157.9
Africa & Middle East	104.7	92.3	78.8

Total	$1,494.8	$1,403.3	$1,168.7

Marine Engine segment non-U.S. sales represented approximately 50 percent of Brunswick’s non-U.S. sales in 2011. The segment’s primary non-U.S. operations include the following:

•	Sales, service and applications engineering offices in Australia, Belgium, Brazil, Canada, China, Malaysia, Mexico, New Zealand and Singapore;
•	Sales or representative offices in Dubai, Finland, France, Italy, Norway, Russia, Sweden and Switzerland;
•	Boat manufacturing plants in New Zealand and Portugal, and boat plants in Poland and Vietnam that perform contract manufacturing for the Company;
•	An outboard engine assembly plant in Suzhou, China; and
•	An outboard engine assembly plant joint venture in Japan.

Boat segment non-U.S. sales comprised approximately 24 percent of Brunswick’s non-U.S. sales in 2011. The Boat Group’s products are manufactured or assembled in the United States, Canada, Mexico, and Portugal, as well as boat plants in Argentina and Poland that perform contract manufacturing for the Company, and are sold worldwide through dealers. The Boat Group has sales or import offices in Brazil, France, Italy, Mexico, the Netherlands and Singapore.

Fitness segment non-U.S. sales comprised approximately 21 percent of Brunswick’s non-U.S. sales in 2011. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom. The Fitness segment also manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for its international markets.

Bowling & Billiards segment non-U.S. sales comprised approximately 5 percent of Brunswick’s non-U.S. sales in 2011. BB&B sells its products worldwide, has sales offices in Germany and Tokyo, and operates plants that manufacture automatic pinsetters in Hungary and bowling balls in Mexico. BB&B operates retail bowling centers in Austria, Canada and Germany.

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

As Brunswick’s manufacturing operations raised production levels in 2011, the Company’s need for raw materials and supplies increased. As production increases in 2012, Brunswick’s suppliers must be prepared to increase their manufacturing operations to meet the heightened demand for their products and, in many cases, may need to recall or hire additional workers in order to fulfill the orders placed by Brunswick and other customers. During 2011, the Company experienced some shortages, and delayed delivery, of certain materials, parts and supplies essential to its manufacturing operations. The Company has addressed and will continue to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring its supplier base.

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

The Company also continues to expand its global procurement operations to better leverage its purchasing power across its divisions and to improve supply chain and cost efficiencies. The Company mitigates its commodity price risk on certain raw material purchases by using derivatives to hedge exposure related to changes in commodity prices.

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

In the Bowling & Billiards segment, patent rights principally relate to computerized bowling scorers and bowling center management systems, bowling center furniture, bowling lanes, lane conditioning machines and bowling center equipment, bowling balls, and billiards table designs and components.

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

Boat Segment:  Aquapalooza, Bayliner, Boston Whaler, Cabo, Crestliner, Cypress Cay, FloteBote, Harris, Hatteras, Lowe, Lund, Master Dealer, Meridian, Princecraft, Sea Ray and Trophy.

Fitness Segment:  Flex Deck, Hammer Strength, Lifecycle and Life Fitness.

Bowling & Billiards Segment:  Air Hockey, Ballworx, Brunswick, Brunswick Pavilion, Brunswick Zone, Brunswick Zone XL, Centennial, Contender, Cosmic Bowling, Frameworx, Gold Crown, Lightworx, Pro Lane, Vector, Viz-A-Ball and Zone.

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

Boat Segment:  The Company believes it has the largest dollar sales and unit volume of pleasure motorboats in the world. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. The Company believes it has the broadest range of boat product offerings in the world, with boats ranging in size from 10 to 105 feet. In all of its boat operations, Brunswick competes on the basis of product features, technology, quality, dealer service, pricing, performance, value, durability and styling, along with effective promotion and distribution.

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

Bowling & Billiards Segment:  The Company believes it is a leading worldwide full-line designer, manufacturer and marketer of bowling products and billiards tables. There are other manufacturers of bowling products and competitive emphasis is placed on product innovation, quality, service, marketing activities and pricing. The billiards industry continues to experience competitive pressure from low-cost billiards manufacturers outside the United States. The bowling retail market, in which the Company’s bowling centers compete, is highly fragmented. Brunswick is one of the two largest competitors in the North American bowling retail market, with an emphasis on larger, upscale, full-service family entertainment centers. The bowling retail business emphasizes the bowling and entertainment experience, maintaining quality facilities and providing excellent customer service.

Research and Development

The Company strives to improve its competitive position in all of its segments by continuously investing in research and development to drive innovation in its products and manufacturing technologies. Brunswick’s research and development investments support the introduction of new products and enhancements to existing products. Research and development expenses as a percentage of net sales were 2.6 percent, 2.7 percent and 3.2 percent in 2011, 2010 and 2009, respectively. In light of the prolonged downturn in recreational marine industry demand, the Company has undertaken significant efforts to reduce its fixed and variable expenses to adjust its cost structure to current market conditions. In implementing these cost reductions, the Company reduced selective research and development expenses. The Company believes that the implementation of these actions has not materially limited its ability to successfully execute its long-term strategies, particularly as market conditions improve. Research and development expenses by segment are shown below:

(in millions)	2011	2010	2009

Marine Engine	$59.1	$53.7	$50.1
Boat	17.1	17.8	19.6
Fitness	17.6	16.7	14.9
Bowling & Billiards	4.1	3.8	3.9

Total	$97.9	$92.0	$88.5

Number of Employees

The number of employees worldwide is shown below by segment:

	December 31, 2011		December 31, 2010
	Total	Union (domestic)	Total	Union (domestic)

Marine Engine	4,886	1,396	4,612	975
Boat	3,923	—	4,143	—
Fitness	1,756	138	1,668	132
Bowling & Billiards	4,632	24	4,707	24
Corporate	159	—	160	—

Total	15,356	1,558	15,290	1,131

The Company believes that the relationships between its employees, the labor unions and the Company remain stable.

Environmental Requirements

Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of certain environmental proceedings.

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

In 2008, general worldwide economic conditions, particularly in the United States and Europe, experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  In times of economic uncertainty and contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects the Company’s financial performance, especially in its marine businesses.  A majority of the Company’s businesses are cyclical in nature and are highly sensitive to personal discretionary spending levels, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and personal income levels. Other factors negatively affecting the Company’s financial results, which may continue to do so, include: the impact of weak consumer and corporate credit markets; depressed marine industry demand; corporate restructurings; declines in the value of investments and residential real estate, especially in large boating markets such as Florida and California; and higher fuel prices.

Demand for the Company’s marine products has been significantly influenced by weak economic conditions, low consumer confidence, high unemployment and increased market volatility worldwide, especially in the United States and Europe.  The Company estimates that retail unit sales of powerboats in the United States were relatively flat during 2011 and down significantly from historical highs. Any deterioration in general economic conditions that further diminishes consumer confidence or discretionary income may further reduce the Company’s sales and adversely affect its financial results, including increasing the potential for future impairment charges.  The Company cannot predict the timing or strength of economic recovery, either worldwide or in the specific markets where it competes.

Fiscal concerns in the United States and Europe, including the downgrade of the U.S. government’s credit rating, may negatively impact the worldwide economy, and could have an adverse effect on the Company’s industries, businesses and financial condition.

Concerns regarding the U.S. debt ceiling and budget deficit, as well as the European debt crisis, could have an adverse effect on worldwide economic conditions. These concerns also include the potential impact of credit agency downgrades, including Standard & Poor’s decision to downgrade the U.S. government’s credit rating from AAA to AA+ in August 2011, and the possibility that other credit-rating agencies could similarly elect to downgrade the U.S. government’s credit rating.  Such fiscal concerns and the resulting downgrade of the U.S. government’s credit rating could have a material adverse impact on worldwide economic conditions, the financial markets and the availability of credit and, consequently, may negatively affect the Company’s industries, businesses and overall financial condition.

Although consumer credit markets have improved, tight consumer credit markets continue to influence demand, especially for marine products, and may continue to do so.

Customers often finance purchases of the Company’s marine products, particularly boats. Credit market conditions improved during 2011, but remained less favorable overall than those experienced prior to the decline in marine retail demand. While interest rates are generally lower, there continues to be fewer lenders, tighter underwriting and loan approval criteria and greater down payment requirements.  If credit conditions worsen, and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales of the Company’s products or delay any improvement in its sales.

The inability of the Company’s dealers and distributors to secure adequate access to capital could adversely affect the Company’s sales.

The Company’s dealers require adequate liquidity to finance their operations, including purchases of the Company’s products.  Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms.  These sources of financing are vital to the Company’s ability to sell products through the Company’s distribution network, particularly to its boat and engine dealers.  During the recent credit crisis, several third-party floorplan lenders ceased their lending operations or materially reduced their exposure.  A significant portion of the Company’s domestic and international boat and engine sales to dealers are financed through entities affiliated with GE  Capital Corporation (GECC), including BAC (the Company’s 49 percent owned joint venture, with the other 51 percent being owned by CDFV, a subsidiary of GECC),  which provides floorplan financing to domestic marine dealers.

The availability and terms of financing offered by the Company’s dealer floorplan financing providers will continue to be influenced by: their ability to access certain capital markets, including the securitization and the commercial paper markets, and to fund their operations in a cost effective manner; the performance of their overall credit portfolios; their willingness to accept the risks associated with lending to marine dealers; and the overall creditworthiness of those dealers.  The Company’s sales could be adversely affected if BAC were to be terminated, if further declines in floorplan financing availability occur, or if financing terms become more adverse.  This could require the Company to find alternative sources of financing, including the Company providing this financing directly to dealers, which could require additional capital to fund the associated receivables.

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

 Weak demand for marine products has adversely affected and could continue to adversely affect the financial performance of the Company’s dealers.  In particular, reduced cash flow from additional decreases in sales and tighter credit markets may impair a dealer’s ability to fund operations.  Inability to fund operations can force dealers to cease business, and the Company may not be able to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect the Company’s net sales through lower market exposure. If conditions worsen, the Company anticipates that dealer failures or voluntary market exits could increase in future periods, especially if overall retail demand for boats declines.

The Company’s financial results may be adversely affected due to the dissolution of the CMD joint venture.

During the fourth quarter of 2011, the Company announced that Mercury Marine and Cummins would dissolve the CMD joint venture and enter into a strategic supply agreement between the two companies.  As part of the transition, CMD’s high speed diesel line will be integrated into Mercury Marine’s product portfolio and it will sell, service and support these products through its global sales and distribution network.  Although the Company is prepared for the transition and will continue to work with Cummins to develop, manufacture, sell, distribute and service diesel engines, drives, pods and related parts, accessories and services, the inability to successfully implement the transition could adversely affect the Company’s ability to meet customer demand for products, which could have an adverse impact on operating and financial results.

Adverse economic, credit and capital market conditions could have a negative impact on the Company’s financial results.

The Company does not frequently rely on short-term capital markets to meet its working capital requirements, fund capital expenditures, pay dividends, or fund employee benefit programs; however, the Company does maintain short-term borrowing facilities which can be used to meet these capital requirements.  In addition, over the long term, the Company may determine that it is necessary to access the capital markets to refinance existing long-term indebtedness or for other initiatives.

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

In response to higher than desired dealer inventory levels or dealer inventory being aged beyond preferred levels, the Company could decide to implement a pipeline reduction strategy to reduce the number of units held by its dealers. Such efforts, combined with retail discounting, would likely result in lower production levels of the Company’s products, thus resulting in lower rates of absorption of fixed costs in the Company’s manufacturing facilities and lower margins. While actions taken have returned dealer inventories to more appropriate levels, the potential need for future inventory reductions by dealers and independent boatbuilder customers could impair the Company’s future sales and results of operations.

The Company may be required to repurchase inventory or accounts of certain dealers.

The Company has agreements with certain third-party finance companies to provide financing to the Company’s customers to enable the purchase of its products.  In connection with these agreements, the Company either may have obligations to repurchase the Company’s products from the finance company, or may have recourse obligations to the finance company on the dealer’s receivables.  These obligations are triggered if the Company’s dealers default on their debt obligations to the finance companies.

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

The Company’s inventory repurchase obligations relate primarily to the inventory floorplan credit facilities of the Company’s boat and engine dealers. The Company’s actual historical repurchase experience related to these arrangements has been substantially less than the Company’s maximum contractual obligations. If dealers file for bankruptcy or cease operations, losses associated with the repurchase of the Company’s products could be incurred.  The Company’s net sales and earnings may be unfavorably affected as a result of reduced market coverage and the associated decline in sales.

Declines in marine industry demand could cause an increase in future repurchase activity, or could require the Company to incur losses in excess of established reserves.  In addition, the Company’s cash flow and loss experience could be adversely affected if inventory is not successfully distributed to other dealers in a timely manner, or if the recovery rate on the resale of the product declines.  In addition, the finance companies could require changes in repurchase or recourse terms that would result in an increase in the Company’s contractual contingent obligations.

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

The Company believes that its brands, including Brunswick, Mercury, Sea Ray, Boston Whaler, Hatteras and Life Fitness, are significant contributors to the success of the Company’s business and that maintaining and enhancing the brands are important to expanding the Company’s customer base.  Failure to continue to promote and protect the Company’s brands may adversely affect the Company’s business and results of operations.

The Company’s businesses have a large fixed cost base that can affect its profitability in a declining sales environment.

The high fixed cost levels of operating marine production plants can put pressure on profit margins when sales and production decline. The Company’s profitability is dependent, in part, on its ability to spread fixed costs over an increasing number of products sold and shipped, and if the Company makes a decision to reduce its rate of production, gross margins could be negatively affected. Consequently, decreased demand or the need to reduce inventories can lower the Company’s ability to absorb fixed costs and materially impact its results of operations.

Successfully establishing a smaller manufacturing footprint is critical to the Company’s operating and financial results.

A significant component of the Company’s cost-reduction efforts has been a focus on reducing its manufacturing footprint by consolidating boat and engine production into fewer plants. The Company  completed the consolidation of engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant in the fourth quarter of 2011 and production commenced later in the fourth quarter of 2011. This plant transition is expected to conclude in 2012.

Moving production to a different plant involves risks, including the inability to start up production within the cost and timeframe estimated, supply product to customers when expected and attract a sufficient number of skilled workers to handle the additional production demands.  The inability to successfully implement the Company’s manufacturing footprint initiatives could adversely affect its ability to meet customer demand for products and could increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, expenses associated with plant consolidation, including severance costs and loss of trained employees with knowledge of the Company’s business and operations, could exceed projections and negatively impact financial results.

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

The Company’s manufacturing operations have increased production in 2011 and are expected continue to do so in 2012, and consequently, the Company’s need for raw materials and supplies will increase. The Company’s suppliers must be prepared to ramp up operations and, in many cases, must recall or hire additional workers in order to fulfill the orders placed by the Company and other customers. The Company experienced supply shortages in 2010 and 2011.  The Company continues to work to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring its supplier base. In the future, however, the Company may continue to experience shortages of, delayed delivery of and/or increased prices for key materials, parts and supplies that are essential to its manufacturing operations.

The Company’s pension funding requirements and expenses are affected by certain factors outside its control, including the performance of plan assets, the discount rate used to value liabilities, actuarial data and experience and legal and regulatory changes.

The Company’s funding obligations and pension expense for its four qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans’ liabilities, actuarial data and experience and legal and regulatory funding requirements.  Changes in these factors could have an adverse impact on the Company’s results of operations, liquidity or shareholders’ equity.  In addition, a portion of the Company’s pension plan assets are invested in equity securities which can experience significant declines if financial markets weaken.  The level of the Company’s funding of its qualified pension plan liabilities was approximately 62 percent as of December 31, 2011. The Company’s future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate and asset levels along with a decline in the estimated return on plan assets. In addition, the Company could be legally required to make increased contributions to the pension plans, and these contributions could be material and negatively affect the Company’s cash flow.

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

The vast majority of the Company’s products are used for recreational purposes, and demand for the Company’s products can be adversely affected by competition from other activities that occupy consumers’ time, including other forms of recreation as well as religious, cultural and community activities. Additionally, the decrease in consumers’ discretionary income as a result of the recent economic environment has influenced consumers’ willingness to purchase and enjoy the Company’s products.

The Company manufactures and sells products that create exposure to potential product liability, warranty liability, personal injury and property damage claims and litigation.

The Company’s products may expose it to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. The Company’s manufacturing consolidation efforts could result in product quality issues, thereby increasing the risk of litigation and potential liability. To address this risk, the Company has established a global, enterprise-wide organization charged with the responsibility of reviewing and addressing product quality issues.  Historically, the resolution of such claims has not materially adversely affected the Company’s business, and the Company maintains insurance coverage to mitigate a portion of these risks, which it believes to be adequate.  However, the Company may experience material losses in the future, incur significant costs to defend claims or experience claims in excess of its insurance coverage or claims that will not be covered by insurance.  Furthermore, the Company’s reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about its products. The Company records reserves for known potential liabilities, but there is the possibility that actual losses may exceed these reserves and therefore negatively impact earnings.

Environmental laws and zoning and other requirements can inhibit the Company’s ability to grow its marine businesses.

Environmental restrictions, boat plant emission restrictions and permitting and zoning requirements can limit access to water for boating, as well as marina and storage space.  In addition, certain jurisdictions both inside and outside the United States require or are considering requiring a license to operate a recreational boat.  While such licensing requirements are not expected to be unduly restrictive, they may deter potential customers, thereby reducing the Company’s sales.  Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not approved or intended for use in marine engines, may nonetheless result in increased warranty, service and other claims against the Company if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines.

Compliance with environmental regulations affecting marine engines will increase costs and may reduce demand for the Company’s products.

The U.S. Environmental Protection Agency’s emission regulations require certain gasoline sterndrive and inboard engines to be equipped with a catalyst exhaust monitoring and treatment system.  It is possible that environmental regulatory bodies may impose higher emissions standards in the future for marine engines.  Compliance with these standards would increase the cost to manufacture and the price to the customer for the Company’s engines, which could in turn reduce consumer demand for the Company’s marine products and potentially reduce operating margins. An increase in the cost of marine engines, an increase in the retail price to consumers or unforeseen delays in compliance with environmental regulations affecting these products could have an adverse effect on the Company’s results of operations.

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

Additionally, the Company is subject to laws governing its relationship with its employees, including, but not limited to, employee wage, hour and benefit issues, such as pension funding and health care benefits.  Changes to such legislation could increase the cost of the Company’s operations. Specifically, the effects of The Patient Protection and Affordable Care Act, once ultimately determined, may have an adverse effect on the financial operations of the Company, primarily in the bowling retail business.

Increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.

Changes in domestic and international tax legislation could expose the Company to additional tax liability.  Although the Company carefully monitors changes in tax laws and works to mitigate the impact of proposed changes, such changes may negatively impact the Company’s financial results.  In addition, any increase in individual income tax rates would negatively affect our potential customers’ discretionary income and could decrease the demand for the Company’s products.

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

Some of the Company’s operations are conducted by joint ventures that are not operated solely for its benefit.

Some of the Company’s operations are carried on through jointly owned companies such as BAC, Tohatsu Marine Corporation or CMD.  With respect to these joint ventures, the Company shares ownership and management of these companies with one or more parties who may not have the same goals, strategies, priorities or resources as the Company.  These joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for the Company’s exclusive benefit.

Changes in currency exchange rates can adversely affect the Company’s results.

The Company derives a portion of its revenues from outside the United States (40 percent in 2011).  The Company manufactures its products primarily in the United States and the costs of the Company’s products are generally denominated in U.S. dollars, although the increase in manufacturing and sourcing of products and materials outside the United States continues to be a strategic focus.  The Company sells a portion of these products in currencies other than the U.S. dollar. Consequently, a strong U.S. dollar can make the Company’s products less price-competitive relative to local products outside the United States, and can adversely affect its financial performance.

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

Approximately 40 percent of the Company’s 2011 sales were derived from sources outside the United States and the Company intends to continue to expand its international operations and customer base.  Sales outside the United States, especially in emerging markets, are subject to various risks including government embargoes or foreign trade restrictions, tariffs, fuel duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations and unexpected changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, as well as economic and social instability.  In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries.  If the Company continues to expand its business globally, its success will depend, in part, on the Company’s ability to anticipate and effectively manage these and other risks.  These and other factors may have a material impact on the Company’s international operations or its business as a whole.

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect the Company’s consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as the Company’s trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  In evaluating the potential for impairment of goodwill and trade names, the Company makes assumptions regarding future operating performance, business trends and market and economic conditions.  Such analyses further require the Company to make certain assumptions about sales, operating margins, growth rates and discount rates.  There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability.  Goodwill reviews are prepared using estimates of the fair value of reporting units based on the estimated present value of future discounted cash flows.  The Company could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if it experiences disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of the Company’s business or market capitalization declines.

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

If the future operating performance of the Company’s reporting units is not consistent with the Company’s assumptions, the Company could be required to record additional non-cash impairment charges.  Impairment charges could substantially affect the Company’s reported earnings in the periods such charges are recorded.  In addition, impairment charges could indicate a reduction in business value which could limit the Company’s ability to obtain adequate financing in the future.  As of December 31, 2011, goodwill was approximately 12 percent of total assets and included $269.9 million of goodwill related to the Life Fitness segment and $20.4 million of goodwill related to the Marine Engine segment.

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

The occurrence of natural and environmental disasters, including hurricanes, floods, earthquakes and environmental spills, could decrease consumer demand for and sales of the Company’s products.  In the event that such an occurrence takes place in one of Brunswick’s major sales markets, the Company could experience a decrease in sales.  Additionally, if such an event occurs near the Company’s business, manufacturing facilities or key suppliers’ facilities, the affected locations could experience an interruption in business operations and/or their operating systems.

The Company’s operations are dependent upon the services of key individuals, the loss of whom may have an adverse effect.

The Company’s operations depend, in part, on the efforts of the Company’s executive officers and other key employees.  In addition, the Company’s future success will depend on, among other factors, its ability to attract and retain other qualified personnel. The loss of the services of any of the Company’s key employees or the failure to attract or retain employees could have an adverse effect on the Company.  The Company’s restructuring activities, which have resulted in substantial employee terminations, may make it more difficult for the Company to attract or retain employees and it may be adversely affected for some time by the loss of trained employees with knowledge of the Company’s business and industries.  If the Company is unable to attract and retain qualified individuals, or the Company’s costs to do so increase significantly, the Company’s operations could be adversely affected.

The Company’s business operations could be negatively impacted by the failure of its information technology systems.

The Company’s global business operations are managed through a variety of information technology (IT) systems, some of which are legacy systems with a minimal level of support, which the Company plans to replace over a period of years.  If one of these legacy systems, or another of the Company’s key IT systems were to suffer a failure, or if the Company’s IT systems were unable to communicate effectively, this could result in missed or delayed sales, or lost opportunities for cost reduction or efficient cash management.

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

Boat Segment:  Edgewater, Merritt Island (Sykes Creek) and Palm Coast, Florida; Fort Wayne, Indiana; New York Mills, Minnesota; Lebanon, Missouri; New Bern, North Carolina; Vila Nova de Cerveira, Portugal; Knoxville and Vonore, Tennessee; Princeville, Quebec, Canada; and Reynosa, Mexico. Brunswick owns all of these facilities. Brunswick Commercial and Government Products leases a facility in Edgewater, Florida.

Fitness Segment:  Franklin Park and Schiller Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and Kiskoros and Szekesfehervar, Hungary. The Schiller Park office and a portion of the Franklin Park facility are leased. The remaining facilities are owned by Brunswick or, in the case of the Kiskoros, Hungary facility, by a company in which Brunswick is the majority owner.

Bowling & Billiards Segment:  Lake Forest, Illinois; Muskegon, Michigan; Bristol, Wisconsin; Szekesfehervar, Hungary; Reynosa, Mexico; and 99 bowling recreation centers in the United States, Canada and Europe. The Reynosa manufacturing facility and 35 percent of BB&B’s bowling centers are leased. The remaining facilities are owned by Brunswick.

Item 3. Legal Proceedings

Refer to Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about the Company’s legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Brunswick’s Executive Officers are listed in the following table:

Officer	Present Position	Age

Dustan E. McCoy	Chairman and Chief Executive Officer	62
Peter B. Hamilton	Senior Vice President and Chief Financial Officer	65
Christopher E. Clawson	Vice President and President – Life Fitness	48
Kristin M. Coleman	Vice President, General Counsel and Secretary	43
Andrew E. Graves	Vice President and President – Brunswick Boat Group	52
Kevin S. Grodzki	Vice President and President – Mercury Marine Sales,	56
	Marketing and Commercial Operations
B. Russell Lockridge	Vice President and Chief Human Resources Officer	62
Alan L. Lowe	Vice President and Controller	60
John C. Pfeifer	Vice President, President – Brunswick Marine in EMEA and	46
	President –Asia Pacific Group
Mark D. Schwabero	Vice President and President – Mercury Marine	59

There are no familial relationships among these officers. The term of office of all Executive Officers expires May 2, 2012. The Executive Officers are elected by the Board of Directors each year.

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

Christopher E. Clawson was named Vice President and President – Life Fitness in August of 2010. Prior to this appointment, Mr. Clawson served as Chief Executive Officer and President of Johnson Health Tech - North America, a fitness equipment designer and manufacturer.  Previously, Mr. Clawson had been with Life Fitness from 1994 to 2004, where he held a number of positions of increasing responsibility in product development and marketing, eventually serving as Vice President Sales and Marketing - Consumer.

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

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of Brunswick since 1999.

Alan L. Lowe has been Vice President and Controller of Brunswick since September 2003.

John C. Pfeifer was named Vice President and President – Brunswick Marine in EMEA in February 2008 and also serves as President – Brunswick Asia-Pacific Group.  Previously, Mr. Pfeifer, who joined Brunswick in 2006, was President – Brunswick Global Structure.  Prior to joining Brunswick, Mr. Pfeifer held executive positions with ITT Corporation, a high-technology engineering and manufacturing company, from 2000 to 2006.

Mark D. Schwabero was named Vice President and President – Mercury Marine in December 2008. Previously, he was President – Mercury Outboards from 2004 to 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick’s common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 19 – Quarterly Data (unaudited) in the Notes to Consolidated Financial Statements. As of February 16, 2012, there were 11,448 shareholders of record of the Company’s common stock.

In October 2011 and October 2010, Brunswick announced its annual dividend on its common stock of $0.05 per share, payable in December 2011 and December 2010, respectively. Brunswick expects to continue to pay annual dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company’s shareholders.

In the second quarter of 2005, Brunswick’s Board of Directors authorized and announced a $200.0 million share repurchase program, to be funded with available cash. On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million. As of December 31, 2011, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception, with a remaining authorization of $240.4 million. The Company did not repurchase any shares during 2011, 2010 or 2009 as the plan has been suspended.

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

	2006	2007	2008	2009	2010	2011
Brunswick	100.00	54.76	13.58	41.25	61.02	58.97
S&P 500 Index	100.00	103.53	63.69	78.62	88.67	88.67
S&P 500 GICS Consumer Discretionary Index	100.00	85.68	55.93	76.48	97.54	101.76

The basis of comparison is a $100 investment at December 31, 2006, in each of: (i) Brunswick; (ii) the S&P 500 Index; and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel, and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Brunswick’s.

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2011, 2010 and 2009 has been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2008 and 2007 has been derived from the consolidated financial statements of the Company for the years that are not included herein.

(in millions, except per share data)	2011	2010	2009	2008	2007

Results of operations data
Net sales	$3,748.0	$3,403.3	$2,776.1	$4,708.7	$5,671.2
Operating earnings (loss) (A)	192.4	16.3	(570.5)	(611.6)	107.2
Earnings (loss) before interest, loss on early extinguishment of debt and income taxes (A)	187.0	11.8	(588.7)	(584.7)	136.3
Earnings (loss) before income taxes (A)	89.3	(84.7)	(684.7)	(632.2)	92.7
Net earnings (loss) from continuing operations (A)	71.9	(110.6)	(586.2)	(788.1)	79.6

Discontinued operations:
Earnings from discontinued operations, net of tax (B)	—	—	—	—	32.0

Net earnings (loss) (A) (B)	$71.9	$(110.6)	$(586.2)	$(788.1)	$111.6

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations (A)	$0.81	$(1.25)	$(6.63)	$(8.93)	$0.88
Discontinued operations:
Earnings from discontinued operations, net of tax (B)	—	—	—	—	0.36

Net earnings (loss) (A) (B)	$0.81	$(1.25)	$(6.63)	$(8.93)	$1.24

Average shares used for computation of basic earnings (loss) per share	89.3	88.7	88.4	88.3	89.8

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations (A)	$0.78	$(1.25)	$(6.63)	$(8.93)	$0.88
Discontinued operations:
Earnings from discontinued operations, net of tax (B)	—	—	—	—	0.36

Net earnings (loss) (A) (B)	$0.78	$(1.25)	$(6.63)	$(8.93)	$1.24

Average shares used for computation of diluted earnings (loss) per share	92.2	88.7	88.4	88.3	90.2

(A)
2011 results include $22.7 million of pretax restructuring, exit and impairment charges.  2010 results include $62.3 million of pretax trade name impairment charges and restructuring, exit and impairment charges. 2009 results include $172.5 million of pretax restructuring, exit and impairment charges. 2008 results include $688.4 million of pretax goodwill impairment charges, trade name impairment charges and restructuring, exit and impairment charges. 2007 results include $88.6 million of pretax trade name impairment charges and restructuring, exit and impairment charges.

(B)	Earnings from discontinued operations in 2007 include net gains of $29.8 million related to the sales of its Brunswick New Technologies discontinued businesses.

(in millions, except per share and other data)	2011	2010	2009	2008	2007

Balance sheet data
Total assets of continuing operations	$2,494.0	$2,678.0	$2,709.4	$3,223.9	$4,365.6
Debt
Short-term	$2.4	$2.2	$11.5	$3.2	$0.8
Long-term	690.4	828.4	839.4	728.5	727.4
Total debt	692.8	830.6	850.9	731.7	728.2
Common shareholders’ equity (A)	30.9	70.4	210.3	729.9	1,892.9

Total capitalization (A)	$723.7	$901.0	$1,061.2	$1,461.6	$2,621.1

Cash flow data
Net cash provided by (used for) operating activities of continuing operations	$89.1	$205.4	$125.5	$(12.1)	$344.1
Depreciation and amortization	104.5	129.3	157.3	177.2	180.1
Capital expenditures	90.0	57.2	33.3	102.0	207.7
Acquisitions of businesses	—	—	—	—	6.2
Investments	0.9	7.2	(6.2)	(20.0)	(4.1)
Stock repurchases	—	—	—	—	125.8
Cash dividends paid	4.5	4.4	4.4	4.4	52.6

Other data
Dividends declared per share	$0.05	$0.05	$0.05	$0.05	$0.60
Book value per share (A)	0.35	0.79	2.38	8.27	20.99
Return on beginning shareholders’ equity (A)	102.1%	(52.6)%	(80.3)%	(41.6)%	6.0%
Effective tax rate	19.5%	(30.6)%	14.4%	(24.7)%	14.1%
Debt-to-capitalization rate (A)	95.7%	92.2%	80.2%	50.1%	27.8%
Number of employees	15,356	15,290	15,003	19,760	27,050
Number of shareholders of record	11,550	12,134	12,602	12,842	13,052
Common stock price (NYSE)
High	$26.93	$22.62	$13.11	$19.28	$34.80
Low	13.46	10.34	2.18	2.01	17.05
Close (last trading day)	18.06	18.74	12.71	4.21	17.05

(A)
2011 results include $22.7 million of pretax restructuring, exit and impairment charges. 2010 results include $62.3 million of pretax trade name impairment charges and restructuring, exit and impairment charges. 2009 results include $172.5 million of pretax restructuring, exit and impairment charges. 2008 results include $688.4 million of pretax goodwill impairment charges, trade name impairment charges and restructuring, exit and impairment charges. 2007 results include $88.6 million of pretax trade name impairment charges and restructuring, exit and impairment charges.

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures. Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows, net debt and total liquidity. GAAP refers to generally accepted accounting principles in the United States. A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that; excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of operations, balance sheet or statement of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented. Non-GAAP financial measures do not include operating and statistical measures.

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses, and to better evaluate the Company’s ongoing business performance.

Certain other statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that are subject to risks and uncertainties. Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors of this Annual Report on Form 10-K.

Overview and Outlook

General

In 2011, despite global economic challenges and a relatively flat marine market, Brunswick increased its revenues and improved its earnings, while positioning itself to take advantage of market opportunities as they evolve and solidifying its leadership position in the marine, fitness and bowling and billiards industries, by:

•	Generating positive free cash flow;

•	Demonstrating outstanding operating leverage; and

•	Performing better than the markets in which it competes.

Actions taken in support of the Company’s strategic objectives in 2011 include:

Generating Positive Free Cash Flow:

•	Ended the year with $507.8 million of cash and marketable securities;

•
Cash flows from operations totaled $89.1 million during 2011, supported by improved operating results, partially offset by cash used for changes in certain current assets and current liabilities and $79.6 million of contributions to the Company’s defined benefit pension plans; and

•	Selectively increased capital expenditures for profit-maintaining investments.

Demonstrating Outstanding Operating Leverage:

•	Reported operating earnings of $192.4 million in 2011 compared with operating earnings of $16.3 million in 2010 and operating losses of $570.5 million in 2009;

•	Reported restructuring, exit and impairment charges of $22.7 million, $62.3 million and $172.5 million in 2011, 2010 and 2009, respectively;

•	Operating leverage, defined as the change in Operating earnings (loss) divided by the change in Net sales, was 51 percent on a sales increase of 10 percent; and

•
Operating earnings, excluding restructuring, exit and impairment charges, were $215.1 million and $78.6 million in 2011 and 2010, respectively. This increase of $136.5 million was realized on an increase in sales of $344.7 million in 2011.

Performing Better than the Markets in Which it Competes:

•
Sales improved $344.7 million or 10 percent during 2011.  The Company experienced an increase in sales at each of its operating segments. The Marine Engine, Boat, Fitness and Bowling & Billiards segments reported sales increases of 10 percent, 11 percent, 17 percent and 1 percent, respectively; and

•	Improved market share across all segments.

Brunswick reported net earnings in 2011 for the first time since 2007 despite a relatively flat marine market. Net sales increased to $3,748.0 million from $3,403.3 million in 2010. The overall increase in sales was mainly due to market share gains achieved across each of the Company’s segments.  Marine Engine and Boat segment sales increased during 2011, due primarily to higher wholesale shipments, which were supported by solid retail growth at the Company’s dealers.  Fitness segment sales grew in 2011, reflecting increased purchases of new equipment by global commercial customers, including a large order in one of the segment’s major customer categories.  Higher sales in the Bowling & Billiards segment during 2011 resulted from improved capital equipment sales in the bowling products business and slightly improved equivalent-center sales in the bowling retail business.  The Company also experienced international sales growth in its Marine Engine, Fitness and Boat segments.

Operating earnings during 2011 were $192.4 million, with operating margins of 5.1 percent. Operating earnings in 2010 were $16.3 million, with operating margins of 0.5 percent. The 2011 results included $22.7 million of restructuring, exit and impairment charges, while the 2010 results included $62.3 million of restructuring, exit and impairment charges. Improved operating earnings during 2011 mainly resulted from higher sales across each of the Company’s segments, combined with improved production and operating efficiencies, as well as lower restructuring, exit and impairment charges.

Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market, which continued to decline through 2010 and led to expanded restructuring activities between 2007 and 2011 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth. These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2011, 2010 and 2009.

Total restructuring, exit and impairment charges recorded during 2011, 2010 and 2009 for each of the Company’s reportable segments are summarized below:

(in millions)	2011	2010	2009

Marine Engine	$12.0	$13.6	$48.3
Boat	8.7	46.0	107.8
Fitness	0.1	0.2	2.1
Bowling & Billiards	1.9	1.8	5.3
Corporate	—	0.7	9.0

Total	$22.7	$62.3	$172.5

See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details. The Company anticipates it will incur approximately $10 million of additional charges in 2012 related to known restructuring activities initiated in 2011, 2010 and 2009.

Outlook for 2012

The Company expects that 2012 revenues will achieve mid-single digit growth when compared with 2011, despite comparable global economic and marine markets.  The Company will focus on delivering growth by designing and introducing new products to expand our current portfolios and by increasing the focus on the marketing and sales of products in markets where the opportunity for growth is highest. As a result, revenue growth in the Marine Engine and Boat segments will be largely dependent on marine retail demand, supplemented by the Company’s focus on organic growth opportunities in its marine operations.

The Company expects to have higher earnings per share in 2012 resulting from increased revenues and improvements in operating earnings resulting from its restructured manufacturing footprint and cost structure.  The Company expects net earnings in 2012 to benefit from previously announced marine plant consolidation activities, and lower restructuring, exit and impairment charges, net interest, depreciation, variable compensation and pension expenses.

Matters Affecting Comparability

The following events have occurred during 2011, 2010 and 2009, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During 2011, the Company recorded charges of $22.7 million related to these restructuring activities as compared with $62.3 million during 2010 and $172.5 million during 2009. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Gain on sale of distribution facility. In the first quarter of 2011, the Company recognized a $6.8 million gain on the sale of a distribution facility in Australia in Selling, general and administrative expense on the Consolidated Statement of Operations.  There was no comparable gain in 2010 or 2009.

Dissolution of joint venture. In December 2011, the Company announced plans to dissolve its Cummins MerCruiser Diesel Marine LLC joint venture between Brunswick’s Mercury Marine division and Cummins Marine, a division of Cummins Inc., by the end of the second quarter of 2012. This announcement resulted in a $3.8 million charge to Equity loss in the Consolidated Statements of Operations during the year ended December 31, 2011.  There was no comparable charge in 2010 or 2009.

Interest expense and loss on early extinguishment of debt. The Company recorded interest expense of $81.8 million, $94.4 million and $86.1 million during 2011, 2010 and 2009, respectively.  Interest expense decreased $12.6 million in 2011 compared with 2010, primarily as a result of lower average outstanding debt levels in 2011.  Interest expense increased $8.3 million in 2010 compared with 2009, predominantly as a result of higher average outstanding debt levels in 2010 and increased borrowing rates resulting from debt refinancing activities in the third quarter of 2009.

The Company repurchased $142.8 million, $36.2 million and $246.4 million of notes during 2011, 2010 and 2009, respectively.  In connection with these retirements, the Company recorded losses on early extinguishment of debt of $19.8 million, $5.7 million and $13.1 million during 2011, 2010 and 2009, respectively.  See Note 14 – Debt in the Notes to Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax provision of $17.4 million during 2011, which generally relates to foreign and state jurisdictions where the Company is in a tax paying position. In addition, the tax provision during 2011 includes a benefit of $6.2 million, primarily related to the reassessment of tax reserves.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, was 19.5 percent.

The Company recognized an income tax provision of $25.9 million during 2010, which generally related to foreign and state jurisdictions where the Company was in a tax paying position.  In addition, the tax provision during 2010 included a charge of $1.8 million, primarily related to the reassessment of unrecognized tax benefits.

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

See Note 10 – Income Taxes in the Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009:

					2011 vs. 2010			2010 vs. 2009
					Increase/(Decrease)			Increase/(Decrease)
(in millions, except per share data)	2011	2010	2009		$	%		$	%

Net sales	$3,748.0	$3,403.3	$2,776.1		$344.7	10.1%		$627.2	22.6%
Gross margin (A)	875.4	720.0	315.6		155.4	21.6%		404.4	NM
Restructuring, exit and impairment charges	22.7	62.3	172.5		(39.6)	(63.6	) %	(110.2)	(63.9	) %
Operating earnings (loss)	192.4	16.3	(570.5)		176.1	NM		586.8	NM
Net earnings (loss)	71.9	(110.6)	(586.2)		182.5	NM		(475.6)	(81.1	) %

Diluted earnings (loss) per share	$0.78	$(1.25)	$(6.63)		$2.03	NM		$(5.38)	NM

Expressed as a percentage of Net sales
Gross margin	23.4%	21.2%	11.4%			220 bpts			980 bpts
Selling, general and administrative expense	15.0%	16.1%	22.5%			(110) bpts			(640) bpts
Research & development expense	2.6%	2.7%	3.2%			(10) bpts			(50) bpts
Restructuring, exit and impairment charges	0.6%	1.8%	6.2%			(120) bpts			(440) bpts
Operating margin	5.1%	0.5%	(20.6	) %		460 bpts			NM

__________
bpts = basis points
NM = not meaningful

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

2011 vs. 2010

The increase in net sales mainly resulted from higher marine wholesale shipments in the Company’s Marine Engine and Boat segments. This increase in net sales was due to market share gains as overall retail demand for the marine industry was relatively flat. The Company’s Fitness segment also experienced higher sales volumes as global commercial customers increased purchases of new equipment, including a large order in one of its major customer categories. Net sales in the Bowling & Billiards segment remained relatively flat as higher sales in its bowling products and bowling retail businesses were mostly offset by declines in its billiards business. International sales for the Company increased 7 percent when compared with 2010. In addition, favorable foreign currency translation contributed to the increase in net sales in 2011.  Increases in international sales were realized by the Marine Engine, Fitness and Boat segments.

The increase in gross margin percentage in 2011 compared with 2010 was mainly due to lower warranty expense and discounts required to facilitate retail boat and engine sales, higher fixed-cost absorption and greater efficiencies resulting from increased production rates required by greater wholesale demand in the marine businesses. The gross margin percentage in 2011 also benefited from lower depreciation and pension expense and the realization of successful cost-reduction efforts, partially offset by higher material costs.

Selling, general and administrative expense increased by $13.0 million to $562.4 million in 2011; however, the expense decreased as a percentage of sales to 15.0 percent from 16.1 percent. The improvement in Selling, general and administrative expense as a percentage of sales resulted mainly from successful cost-reduction efforts, reduced pension and bad debt expense. Additionally, the Company recognized a gain on the sale of a distribution facility in Australia and favorable settlements of insurance policies in 2011, which were almost fully offset by higher variable compensation expense and a favorable insurance policy settlement recognized in 2010.

During 2011, the Company incurred lower restructuring, exit and impairment charges than in 2010.  Restructuring charges in 2011 included a loss on the divestiture of the Company’s Sealine boat brand, as well as charges recorded for the continued consolidation of the Company’s marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, partially offset by gains on the sale of certain idle properties in its Marine Engine and Boat segments.  Restructuring activities in 2010 included impairments and additional charges associated with the Company’s decisions to sell its Triton fiberglass boat brand produced in Ashland City, Tennessee, to evaluate strategic alternatives for its Trophy boat brand and the relocation of its Cabo Yachts production from Adelanto, California to the existing Hatteras facility in New Bern, North Carolina.  Charges in 2010 were also recorded for the continued consolidation of the Company’s marine engine production discussed above. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The improvement in operating earnings (loss) was mainly due to the factors discussed above.

Equity loss increased $1.7 million to a loss of $4.7 million in 2011, from a loss of $3.0 million in 2010. The increase in equity loss primarily resulted from a $3.8 million charge associated with the announced plans to dissolve its Cummins MerCruiser Diesel Marine LLC joint venture between Brunswick’s Mercury Marine division and Cummins Marine, a division of Cummins Inc., by the end of the second quarter of 2012. Partially offsetting this charge were improved financial results of the Company’s existing joint ventures.

Interest expense decreased $12.6 million to $81.8 million in 2011 compared with 2010, predominantly as a result of lower average outstanding debt levels in 2011.  The Company also realized a $19.8 million loss on the early extinguishment of debt during 2011 on the retirement of $142.8 million of long-term debt.  The loss on early extinguishment of debt during 2010 totaled $5.7 million on the retirement of $36.2 million of debt.

The Company recognized an income tax provision of $17.4 million during 2011, which included a benefit of $6.2 million, primarily related to the reassessment of unrecognized tax benefits. Due to the Company’s three years of cumulative book losses in certain jurisdictions and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. The tax provision recognized in 2011 generally relates to foreign and state jurisdictions where the Company is in a tax paying position.

The Company recognized an income tax provision of $25.9 million during 2010, which generally related to foreign and state jurisdictions where the Company is in a tax paying position.  In addition, the tax provision during 2010 includes a charge of $1.8 million, primarily related to the reassessment of unrecognized tax benefits.

Net earnings (loss) and Diluted earnings (loss) per common share improved in 2011 when compared with 2010 due to all the factors discussed above.

Weighted average common shares outstanding used to calculate Diluted earnings (loss) per common share increased to 92.2 million in 2011 from 88.7 million in 2010.  Common stock equivalents had an anti-dilutive effect on the net losses recognized in 2010 and were not included in the calculation of Diluted earnings (loss) per common share.  No shares were repurchased during 2011 or 2010.

2010 vs. 2009

In 2009, the Company’s Boat and Marine Engine segments executed an inventory pipeline correction, which required production levels in its marine businesses to be at levels below actual retail demand.  The Company did not experience such a correction in 2010, nor did it offer the same levels of discounts to facilitate boat sales.  As a result, the increase in 2010 net sales was mainly due to greater wholesale shipments resulting from the absence of a marine pipeline inventory correction, as well as reduced discounts.  The Company’s Fitness segment also experienced higher sales volumes as global commercial and consumer customers in international markets increased purchases of new equipment.  Net sales in the Bowling & Billiards segment decreased by approximately 4 percent when compared with 2009, as customers across the Bowling & Billiards businesses reduced spending.  International sales for the Company increased 20 percent when compared with 2009.  Increases in international sales were realized by each of the Company’s segments.

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

Interest expense increased $8.3 million to $94.4 million in 2010 compared with 2009, predominantly as a result of higher average outstanding debt levels in 2010 and increased borrowing rates resulting from debt refinancing activities in the third quarter of 2009.  The Company also realized a $5.7 million loss on the early extinguishment of debt during 2010 on the retirement of $36.2 million of its 11.75 percent Senior notes due 2013.  The loss on early extinguishment of debt during 2009 totaled $13.1 million.

The Company recognized an income tax provision of $25.9 million during 2010, which generally related to foreign and state jurisdictions where the Company was in a tax paying position.  In addition, the tax provision during 2010 included a charge of $1.8 million, primarily related to the reassessment of unrecognized tax benefits.

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

Segments

The Company operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards.  Refer to Note 4 – Segment Information in the Notes to Consolidated Financial Statements for details on the operations of these segments.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2011, 2010 and 2009:

					2011 vs. 2010			2010 vs. 2009
					Increase/(Decrease)			Increase/(Decrease)
(in millions)	2011	2010	2009		$	%		$	%

Net sales	$1,979.5	$1,807.4	$1,425.0		$172.1	9.5%		$382.4	26.8%
Restructuring, exit and impairment charges	12.0	13.6	48.3		(1.6)	(11.8	) %	(34.7)	(71.8	) %
Operating earnings (loss)	189.3	147.3	(131.2)		42.0	28.5%		278.5	NM
Operating margin	9.6%	8.1%	(9.2	) %		150 bpts			NM
Capital expenditures	$46.3	$30.8	$12.3		$15.5	50.3%		$18.5	NM

__________
bpts = basis points
NM = not meaningful

2011 vs. 2010

Net sales recorded by the Marine Engine segment increased by 9.5 percent to $1,979.5 million in 2011 when compared with 2010.  The increase was mainly due to greater wholesale shipments across all of the segment’s operations and reflected market share gains in each of the segment’s businesses, as well as favorable foreign currency translation.  The greatest rate of growth was experienced in outboard engines.  The marine service, parts and accessories business, which represented 40 percent of the segment’s sales in 2011, increased by 8 percent.  International sales, representing 42 percent of the segment’s sales during 2011, experienced a 6 percent increase when compared with 2010.

Restructuring, exit and impairment charges recognized during 2011 and 2010 were primarily related to restructuring activities associated with the Company’s consolidation of its engine production as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements.

Marine Engine segment operating earnings of $189.3 million increased by $42.0 million compared with 2010 performance as a result of higher sales volumes, lower warranty, depreciation and pension expense, fixed-cost savings from successful cost reduction efforts and improved fixed-cost absorption on higher production. In addition, Marine Engine segment operating earnings increased due to a gain recognized on the sale of a distribution facility in Australia and favorable settlements of insurance policies in 2011. These gains were partially offset by higher material costs, higher variable compensation expense and a favorable insurance policy settlement recognized in 2010.

Capital expenditures in 2011 and 2010 were generally related to tooling for new product introductions, plant consolidation activities and profit-maintaining investments.

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

Restructuring, exit and impairment charges recognized during 2010 and 2009 were primarily related to restructuring activities associated with the Company’s consolidation of its engine production as discussed in Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements.

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

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2011, 2010 and 2009:

							2011 vs. 2010			2010 vs. 2009
							Increase/(Decrease)			Increase/(Decrease)
(in millions)	2011		2010		2009		$	%		$	%

Net sales	$1,016.3		$913.0		$615.7		$103.3	11.3%		$297.3	48.3%
Restructuring, exit and impairment charges	8.7		46.0		107.8		(37.3)	(81.1	) %	(61.8)	(57.3	) %
Operating loss	(40.7)		(145.9)		(398.5)		(105.2)	(72.1	) %	(252.6)	(63.4	) %
Operating margin	(4.0	) %	(16.0	) %	(64.7	) %		NM			NM
Capital expenditures	$26.5		$17.2		$15.5		$9.3	54.1%		$1.7	11.0%

__________
NM = not meaningful

2011 vs. 2010

The increase in Boat segment net sales was mainly due to market share gains and higher wholesale unit sales volumes of boats in response to increased retail demand for the Company’s products, partially offset by the impact of a greater mix of smaller boat sales and the divestiture of the Company’s Sealine boat brand in August 2011.  International sales, which represented 35 percent of the segment’s sales during 2011, experienced a 4 percent increase in 2011 when compared with 2010.

The restructuring, exit and impairment charges recognized during 2011 decreased when compared with 2010 mainly due to gains recognized on the sales of definite-lived assets and lower definite-lived asset impairment charges in 2011.  During 2011, the Boat segment also recognized charges associated with the divestiture of the Company’s Sealine boat brand.  During 2010, the Boat segment recognized restructuring, exit and impairment charges associated with the Company’s decisions to sell its Triton fiberglass boat brand and to move its Cabo Yachts production from Adelanto, California to its existing Hatteras facility in New Bern, North Carolina.  Charges recognized in 2011 and 2010 also related to additional costs associated with consolidation of the Company’s manufacturing footprint, costs for termination benefits and other restructuring activities initiated between 2008 and 2011. Refer to Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further discussion.

The Boat segment’s operating loss decreased from 2010 mainly as a result of lower restructuring, exit and impairment charges, reduced retail incentive programs, higher sales volumes, lower depreciation higher fixed-cost absorption and successful cost reduction initiatives, partially offset by the unfavorable effect of a change in sales mix towards smaller boats from larger, higher margin boats, and higher variable compensation costs.

Capital expenditures in 2011 and 2010 were largely related to tooling costs for the production of new models and profit-maintaining investments.

2010 vs. 2009

The increase in Boat segment net sales was largely the result of the absence of a pipeline inventory correction in 2010.  In 2009, the Company significantly reduced wholesale shipments to boat dealers below retail sales levels in order to reduce overall pipeline inventory.  As a result, net sales in 2010 increased significantly as wholesale sales volumes were more closely aligned with retail sales levels.  The Boat segment also reduced retail incentives during 2010 when compared with 2009.  International sales, which represented 37 percent of the segment’s sales during 2010, experienced a 29 percent increase in 2010 when compared with 2009.

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

Capital expenditures in 2010 and 2009 were largely related to tooling costs for the production of new models and profit-maintaining investments.

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2011, 2010 and 2009:

				2011 vs. 2010			2010 vs. 2009
				Increase/(Decrease)			Increase/(Decrease)
(in millions)	2011	2010	2009	$	%		$	%

Net sales	$635.2	$541.9	$496.8	$93.3	17.2%		$45.1	9.1%
Restructuring, exit and impairment charges	0.1	0.2	2.1	(0.1)	(50.0	) %	(1.9)	(90.5	) %
Operating earnings	93.4	59.6	33.5	33.8	56.7%		26.1	77.9%
Operating margin	14.7%	11.0%	6.7%		370 bpts			430 bpts
Capital expenditures	$6.9	$3.7	$2.2	$3.2	86.5%		$1.5	68.2%

__________
bpts = basis points

2011 vs. 2010

Fitness segment net sales increased in 2011 when compared to 2010 mainly due to increased sales to global commercial customers, including a large order in one of the segment’s major customer categories, a more favorable product mix and favorable foreign currency translation.  International sales, representing 50 percent of the Fitness segment’s sales during 2011, experienced a 14 percent increase when compared with 2010.

The Fitness segment’s operating earnings were positively affected in 2011 by higher sales, favorable product mix, higher fixed-cost absorption and lower warranty expense, partially offset by higher variable compensation and material costs.

Capital expenditures in 2011 and 2010 were mainly limited to profit-maintaining investments and new product introductions.

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

Capital expenditures in 2010 and 2009 were primarily limited to profit-maintaining investments.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2011, 2010 and 2009:

				2011 vs. 2010		2010 vs. 2009
				Increase/(Decrease)		Increase/(Decrease)
(in millions)	2011	2010	2009	$	%	$	%

Net sales	$325.2	$323.3	$337.0	$1.9	0.6%	$(13.7)	(4.1	) %
Restructuring, exit and impairment charges	1.9	1.8	5.3	0.1	5.6%	(3.5)	(66.0	) %
Operating earnings	19.5	12.5	3.1	7.0	56.0%	9.4	NM
Operating margin	6.0%	3.9%	0.9%		210 bpts		300 bpts
Capital expenditures	$9.9	$4.9	$3.3	$5.0	NM	$1.6	48.5%

__________
bpts = basis points
NM = not meaningful

2011 vs. 2010

Bowling & Billiards segment net sales improved slightly in 2011 when compared with 2010 as higher sales from its bowling products and bowling retail businesses were partially offset by lower sales in the billiards business.  International sales, representing 23 percent of the segment’s sales during 2011, experienced a one percent decrease when compared with 2010.

Operating earnings improved by $7.0 million during 2011 as a result of lower bad debt, depreciation and pension expense.

Capital expenditures in 2011 and 2010 were mainly related to profit-maintaining investments for existing bowling retail centers.

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

Capital expenditures in 2010 and 2009 were related to profit-maintaining investments for existing bowling retail centers.

Corporate

The following table sets forth charges for restructuring activities undertaken at Corporate for the years ended December 31, 2011, 2010 and 2009:

				2011 vs. 2010		2010 vs. 2009
				Increase/(Decrease)		Increase/(Decrease)
(in millions)	2011	2010	2009	$	%	$	%

Restructuring, exit and impairment charges	$—	$0.7	$9.0	$(0.7)	(100.0)%	$(8.3)	(92.2)%
Operating loss	(69.1)	(57.2)	(77.4)	11.9	20.8%	(20.2)	(26.1)%

The restructuring, exit and impairment charges recognized during 2010 and 2009 were related to write-downs and disposals of non-strategic assets and severance charges. See Note 2 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Operating loss increased by $11.9 million in 2011 when compared with 2010 mainly due to higher group insurance and variable compensation costs.  Operating loss decreased $20.2 million in 2010 when compared with 2009 primarily due to lower pension costs.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2011, 2010 and 2009:

(in millions)	2011	2010	2009

Net cash provided by operating activities	$89.1	$205.4	$125.5
Net cash provided by (used for):
Capital expenditures	(90.0)	(57.2)	(33.3)
Proceeds from the sale of property, plant and equipment	30.8	6.7	13.0
Other, net	13.2	8.3	1.8

Free cash flow*	$43.1	$163.2	$107.0

__________

*
The Company defines “Free cash flow” as cash flow from operating and investing activities (excluding cash provided by (used for) acquisitions, investments, transfers to restricted cash and purchases or sales of marketable securities).  Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation of and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals.  Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives.

Brunswick’s major sources of funds for investments, acquisitions, debt retirements and dividend payments are cash generated from operating activities, available cash and marketable securities balances and selected borrowings. The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2011 Cash Flow

In 2011, net cash provided by operating activities totaled $89.1 million.  The most significant source of cash provided by operating activities resulted from earnings adjusted for non-cash expenses.  Net cash provided by operating activities also included unfavorable changes in working capital. Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets. Accrued expenses decreased by $29.2 million, driven mainly by the payment of dealer allowances and favorable warranty experience. Inventories increased by $25.9 million as the Marine Engine segment built higher levels of inventory in advance of the retail selling season as well as from increased demand across the Fitness and Bowling & Billiards segments. Accounts and notes receivable increased $17.4 million as a result of higher sales across all of the Company’s segments and the timing of customer payments.

Net cash used for investing activities in 2011 totaled $134.4 million, which included capital expenditures of $90.0 million. The Company’s capital spending is focused on high priority, profit-maintaining investments and investments to reduce operating costs, or for new product introductions. The Company also completed net purchases of marketable securities of $67.5 million.  See Note 7 – Investments in the Notes to the Consolidated Financial Statements for further discussion. Investing activities during 2011 also included a transfer of $20.0 million to restricted cash to collateralize a portion of the Company’s obligations related to certain workers’ compensation obligations.  See Note 11 – Commitments and Contingencies in Notes to Consolidated Financial Statements for further discussion. Also included in cash used for investing activities was $30.8 million in proceeds from the sale of property, plant and equipment in the normal course of business, including a Marine Engine distribution facility in Australia and idle Marine Engine and Boat properties.

Cash used for financing activities was $167.9 million in 2011. The cash outflow was primarily the result of retirements of long-term debt, as discussed in Note 14 – Debt in Notes to Consolidated Financial Statements, and dividends paid to common shareholders, partially offset by net proceeds from stock compensation activity.

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

Net cash used for investing activities in 2010 totaled $155.2 million, which included purchases of marketable securities of $105.8 million in the fourth quarter to expand the Company’s cash investment program to include marketable securities with a maturity beyond 90 days.  The new program is designed to increase earnings on a portion of the Company’s cash reserves.  The investments include high-grade corporate commercial paper and government securities with maturities of two years or less.  See Note 7 - Investments in the Notes to the Consolidated Financial Statements for further discussion.  The Company spent $57.2 million for capital expenditures, continuing to limit its capital spending by focusing on high priority, profit-maintaining investments and investments required to reduce operating costs or for new product introductions. The Company also invested $7.2 million in equity investments, the majority of which related to an existing Marine Engine joint venture, partially offset by a return of a portion of the Company’s investment in its Brunswick Acceptance Company, LLC joint venture.  Partially offsetting these expenditures were $6.7 million of proceeds received during the year from the sale of property, plant and equipment in the normal course of business.  The Company also received $8.3 million of cash from other investing activities, mainly related to the sale of a marina operation in China.

Cash used for financing activities was $25.4 million in 2010.  Financing activities included long-term debt repayments of $38.2 million, premiums paid to retire long-term debt of $5.6 million, short-term debt payments of $8.6 million and dividends of $4.4 million.  Partially offsetting these items were $30.0 million in proceeds received from the Fond du Lac County Economic Development Council in the form of partially forgivable debt, which the Company received in connection with the consolidation of its Marine Engine segment’s domestic engine production facilities in Fond du Lac, Wisconsin, as discussed in Note 14 - Debt.

2009 Cash Flow

In 2009, net cash provided by operating activities totaled $125.5 million.  The most significant source of cash provided by operating activities was from a reduction in certain current assets and current liabilities of $400.8 million.  Inventory balances decreased primarily due to decreased production and procurement across the Company, especially in the Marine Engine and Boat segments, which produced less inventory than was sold at wholesale.  Decreases in accounts receivable of $159.9 million resulted from lower sales and continued collection activities on outstanding receivables.  Accrued expenses and accounts payable decreased primarily as a result of the reduced level of the Company’s business activities in 2009 compared with 2008.  The Company also received net tax refunds of $90.6 million during the year, primarily related to its 2008 taxable losses.  Partially offsetting these factors were the Company’s net loss from operations adjusted for non-cash charges and the Company’s repurchase of $84.2 million of accounts receivable from Brunswick Acceptance Company, LLC in May 2009, in connection with a new asset-based lending facility (Mercury Receivable ABL Facility).  See Note 8 – Financial Services in the Notes to Consolidated Financial Statements for more details on the Company’s sale of accounts receivable program and Mercury Receivables ABL Facility, respectively.

In 2009, net cash used for investing activities totaled $12.3 million, which included capital expenditures of $33.3 million.  The Company significantly reduced its capital spending from 2008 by focusing on non-discretionary, profit-maintaining investments and investments required for the introduction of new products. Cash provided from investments primarily represented a return of capital from the Company’s investment in its Brunswick Acceptance Company, LLC joint venture.  The Company also received $13.0 million of proceeds during the year from the sale of property, plant and equipment in the normal course of business.

Cash flows from financing activities provided net cash of $95.9 million in 2009.  The cash inflow was primarily the result of issuing $350.0 million of notes due in 2016 to pay down substantially all of the Company’s notes due in 2011 and a portion of notes due in 2013.  The Company received net proceeds of $353.7 million during 2009 primarily from the issuance of the 2016 notes and another $20.0 million from the Fond du Lac County Economic Development Council in the form of partially forgivable debt associated with the Company’s efforts to consolidate its Marine Engine segment’s engine production facilities in its Fond du Lac, Wisconsin plant. As discussed above, the Company made payments to retire long-term debt in 2009 of $247.9 million, primarily related to the retirement of 2011 and 2013 notes, and also paid a premium of $13.2 million to repurchase a portion of the Company’s outstanding 2013 notes.

Liquidity and Capital Resources

The Company views its highly liquid assets as of December 31, 2011 and 2010 as:

(in millions)	2011	2010

Cash and cash equivalents	$338.2	$551.4
Short-term investments in marketable securities	76.7	84.7
Long-term investments in marketable securities	92.9	21.0

Total cash, cash equivalents and marketable securities	$507.8	$657.1

The following table sets forth an analysis of net debt as of December 31, 2011 and 2010:

(in millions)	2011	2010

Short-term debt, including current maturities of long-term debt	$2.4	$2.2
Long-term debt	690.4	828.4
Total debt	692.8	830.6
Less: Cash, cash equivalents and marketable securities	507.8	657.1

Net debt (A)	$185.0	$173.5

(A)
The Company defines Net debt as Short-term and long-term Debt, less Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities, as presented in the Consolidated Balance Sheets.  Net debt is not intended as an alternative measure to debt, as determined in accordance with GAAP in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation of and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same tool that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Net debt” is also useful to investors because it is an indication of the Company’s ability to repay its outstanding debt using its current cash, cash equivalents and marketable securities.

The following table sets forth an analysis of total liquidity as of December 31, 2011 and 2010:

(in millions)	2011	2010

Cash, cash equivalents and marketable securities	$507.8	$657.1
Amounts available under its asset-based lending facilities (B)	231.5	162.1

Total liquidity (A)	$739.3	$819.2

(A)	The Company defines Total liquidity as Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities as presented in the Consolidated Balance Sheets, plus amounts available for borrowing under its asset-based lending facilities. Total liquidity is not intended as an alternative measure to Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities as determined in accordance with GAAP in the United States. The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation of and management of its businesses. Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company's performance using the same tool that management used to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure "Total liquidity" is also useful to investors because it is an indication of the Company's available highly liquid assets and immediate sources of financing.

(B)
Represents the available borrowing capacity as of December 31, 2011 under the Company’s Facility discussed below.  Amounts as of December 31, 2010 include the sum of (1) $129.8 million of unused borrowing capacity under the Company’s Revolving Credit Facility, which was terminated in 2011, discussed below, and (2) the available borrowing capacity of $32.3 million under the Company’s Mercury Receivables ABL Facility, which was terminated in 2011, as described below.

Cash, cash equivalents and marketable securities totaled $507.8 million as of December 31, 2011, a decrease of $149.3 million from $657.1 million as of December 31, 2010. Total debt as of December 31, 2011 and December 31, 2010, was $692.8 million and $830.6 million, respectively. As a result, the Company’s Net debt increased $11.5 million in 2011 to $185.0 million from $173.5 million in 2010. Brunswick’s debt-to-capitalization ratio increased to 95.7 percent as of December 31, 2011, from 92.2 percent as of December 31, 2010, mainly resulting from a decline in shareholders’ equity caused by increased Accumulated other comprehensive losses from remeasurement of the Company’s defined benefit plan obligations at December 31, 2011, partially offset by current year net earnings and reduced debt levels.

In March 2011, the Company entered into a five-year, $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under the Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of December 31, 2011, the borrowing base totaled $254.4 million and available capacity totaled $231.5 million, net of $22.9 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of December 31, 2011.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 37.5 basis points per annum as of December 31, 2011.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 250 basis points as of December 31, 2011.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (150 basis points as of December 31, 2011); the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  As of December 31, 2011, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

In May 2009, the Company entered into the Mercury Receivables ABL Facility with GE Commercial Distribution Finance Corporation (GECDF). This facility was terminated in 2011 in connection with entering into the new Facility, described above. At December 31, 2010, the Company had no borrowings under this facility.  The amount of borrowing capacity available under this facility at December 31, 2010 was $32.3 million.

Prior to March 2011, the Company had a $400.0 million secured, asset-based revolving credit facility (Revolving Credit Facility) in place with a group of banks through May 2012. This facility was terminated in 2011 in connection with entering into the new Facility, described above.  There were no loan borrowings under the Revolving Credit Facility as of December 31, 2010.  The amount of borrowing capacity under the Revolving Credit Facility was $129.8 million as of December 31, 2010.

Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term and long-term needs.  During 2011, the Company has continued to reduce its outstanding debt and will continue to identify ways to opportunistically retire debt in 2012.  The Company’s 2013 notes, which totaled $73.0 million at December 31, 2011, represent the only significant long-term debt maturity until 2016.  Management expects that the Company’s near-term operating cash requirements will be met out of existing cash and marketable securities balances and free cash flow.  Specifically, the Company expects to increase net earnings in 2012 when compared with net earnings in 2011 as a result of increasing sales.  The Company plans to increase capital expenditures in 2012 to approximately $120 million compared with $90.0 million in 2011, in an effort to develop and introduce new products to its current portfolio and to capitalize on immediate growth opportunities, while funding future growth initiatives.  Based on the factors described above, the Company believes it will end 2012 with net debt levels comparable to the end of 2011.

The aggregate funded status of the Company’s qualified pension plans, measured as a percentage of the projected benefit obligation, was approximately 62 percent at December 31, 2011 compared with approximately 63 percent at December 31, 2010. As of December 31, 2011, the Company’s qualified pension plans were underfunded on an aggregate projected benefit obligation basis by $480.5 million. See Note 15 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The Company contributed $76.1 million to its qualified pension plans in 2011 compared with $34.1 million of contributions in 2010. The Company also contributed $3.5 million and $3.3 million to fund benefit payments in its nonqualified pension plan in 2011 and 2010, respectively. The Company anticipates contributing approximately $75 million to the qualified pension plans and approximately $4 million to cover benefit payments in the unfunded, nonqualified pension plans in 2012. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

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

The term of the BAC joint venture extends through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. In March 2011, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Facility, as described above. Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described above, is below $37.5 million. As of December 31, 2011, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. To be considered as the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could potentially be significant to BAC. Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary. As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at December 31, 2011 and 2010 was $10.6 million and $10.3 million, respectively.

BFS recorded income related to the operations of BAC of $4.6 million, $2.7 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement, but excludes the discount expense paid by the Company in 2009 on the sale of Mercury Marine’s accounts receivable to the joint venture as discussed in Note 8 – Financial Services in the Notes to Consolidated Financial Statements.

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

Contractual Obligations

The following table sets forth a summary of the Company’s contractual cash obligations as of December 31, 2011:

	Payments due by period
		Less than			More than
(in millions)	Total	1 year	1-3 years	3-5 years	5 years

Contractual Obligations
Debt (1)	$706.9	$2.4	$90.8	$305.0	$308.7
Interest payments on long-term debt	487.0	68.0	117.2	108.3	193.5
Operating leases (2)	121.0	32.3	42.3	23.0	23.4
Capital leases (2)	12.6	0.5	1.9	2.3	7.9
Purchase obligations (3)	117.5	116.5	1.0	—	—
Deferred management compensation (4)	45.0	8.0	13.2	5.2	18.6
Other tax liabilities (5)	3.4	3.4	—	—	—
Other long-term liabilities (6)	256.2	101.4	96.6	27.5	30.7

Total contractual obligations	$1,749.6	$332.5	$363.0	$471.3	$582.8

__________

(1)	See Note 14 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company’s debt. “Debt” refers to future cash principal payments.

(2)	See Note 18 – Leases in the Notes to Consolidated Financial Statements for additional information on the Company’s operating and capital leases.

(3)	Purchase obligations represent agreements with suppliers and vendors at the end of 2011 for raw materials and other supplies as part of the normal course of business.

(4)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability.

(5)
Represents the expected cash obligations related to the Company’s liability for uncertain income tax positions. As of December 31, 2011, the Company’s total liability for uncertain tax positions including interest was $26.9 million. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

(6)
Other long-term liabilities include amounts recorded as secured obligations for lease and other long-term receivables originated by the Company and assigned to third parties where the transfer of assets do not meet the conditions for a sale as a result of the Company’s contingent obligation to repurchase the receivables in the event of customer non-payment. Amounts above also include obligations under deferred revenue arrangements and future projected payments related to the Company’s nonqualified pension plans. Other long-term liabilities also include $75.0 million of required qualified pension plan contributions to be paid in 2012, as well as $9.2 million of scheduled retiree health care and life insurance benefit plan payments.  Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

Legal Proceedings

See Note 11 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure related to certain legal and environmental proceedings.

Environmental Regulations

In its Marine Engine segment, Brunswick continues to develop engine technologies to reduce engine emissions to comply with current and future emissions requirements. The costs associated with these activities may have an adverse effect on Marine Engine segment operating margins and may affect short-term operating results. The State of California adopted regulations that required catalyst exhaust monitoring and treatment systems on sterndrive and inboard engines that became effective on January 1, 2008. The EPA adopted similar environmental regulations governing engine sales, effective January 1, 2010. Other environmental regulatory bodies in the United States and other countries may also impose higher emissions standards than are currently in effect for those regions. The Company complies with current regulations regarding emissions and expects to comply fully with any new regulations, but compliance will increase the cost of these products for the Company and the industry. The Boat segment continues to pursue fiberglass boat manufacturing technologies and techniques to reduce air emissions at its boat manufacturing facilities. The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick’s competitive position.

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

Revenue Recognition and Sales Incentives. Brunswick’s revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment, bowling products, bowling retail activities and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotions, rebates and manufacturer coupons that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

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

Restructuring and Exit Activities. From time to time, the Company engages in actions associated with cost reduction initiatives. The Company’s restructuring actions require significant estimates including: (a) expenses for severance and other employee separation costs; (b) remaining lease obligations, including sublease income; and (c) other exit costs. The Company has accrued amounts that it believes are its best estimates of the obligations it expects to incur in connection with these actions, but these estimates are subject to change due to market conditions and final negotiations. Should the actual amounts differ from the originally estimated amounts, the Company’s earnings could decrease.

The Company recognized $22.7 million, $62.3 million and $172.5 million in restructuring, exit and impairment charges in 2011, 2010 and 2009, respectively, which are discussed in more detail in Note 2 - Restructuring Activities in the Notes to Consolidated Financial Statements.

Goodwill and Indefinite-lived Intangible Assets. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. The Company reviews these assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The reporting units with goodwill balances are the Company’s Fitness and Marine Engine segments.

During 2011, the Company early adopted an amendment to the Intangibles – Goodwill and Other topic of the Accounting Standards Codification (ASC). The Company determined through its qualitative assessment that it is not “more likely than not” that the fair values of its reporting units are less than their carrying values. As a result, the Company was not required to perform the two-step impairment test described below.

For 2010 and 2009, the impairment test for goodwill was a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

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

The Company’s primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, to their estimated residual values using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company.  Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates.  The basis for future cash flow projections is internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied.  These future cash flows are discounted using the applicable Discount Rate, which considers the annual goodwill impairment testing process noted above, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.  The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the Discount Rate.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill and indefinite-lived trade names, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group’s life. In the event that an asset group’s carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group’s fair value.  Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.  The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2011, 2010 and 2009, resulting in impairment charges of $5.0 million, $21.6 million and $68.1 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Postretirement Benefit Reserves. Postretirement costs and obligations are actuarially determined and are affected by assumptions, including the discount rate, the estimated future return on plan assets, the increase in costs of health care benefits and other factors. The Company evaluates assumptions used on a periodic basis and makes adjustments to these liabilities as necessary.

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

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC), and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during 2011 or have not yet been adopted:

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

Receivables:  In July 2010, the FASB amended the ASC to include additional disclosure requirements related to the Company’s financing receivables and associated credit risk.  The disclosure requirements presented as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010 and were first included in the Company’s 2010 Form 10-K.  The disclosure requirements about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, and are included in expanded disclosures in Note 6 – Financing Receivables.

In April 2011, the FASB amended the ASC to clarify the guidance regarding when a restructuring of a receivable constitutes a troubled debt restructuring.  The amendment is effective for the first interim or annual period beginning on or after June 15, 2011.  The amendment must be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Information regarding the Company’s troubled debt restructurings is included in Note 6 – Financing Receivables.

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

Comprehensive Income:  In June 2011 and December 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income.  Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity.  The amendment must be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2011.  The Company is currently evaluating the impact that the adoption of the ASC amendment will have on the Company’s consolidated financial statements.

Intangibles – Goodwill and Other:  In September 2011, the FASB amended the ASC to simplify how entities test goodwill for impairment. The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company elected to early adopt the ASC amendment and has included the related disclosures in Note 1 – Significant Accounting Policies.

Compensation – Retirement Benefits – Multiemployer Plans:  In September 2011, the FASB amended the ASC to require additional qualitative and quantitative disclosures for employers that participate in multiemployer pension plans.  The amendment to the ASC requires that employers disclose the significant multiemployer plans in which the employer participates, the level of participation in the plans, the financial health of the plans and the nature of the employer’s commitments to the plans.  The amendment is effective for annual periods ending after December 15, 2011.  The adoption of this ASC amendment during the fourth quarter of 2011 had no impact on the Company’s disclosures as its multiemployer plans are not significant individually or in the aggregate.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, commodity prices and interest rates. The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management. The Company does not use financial instruments for trading or speculative purposes.

The Company uses foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company’s principal currency exposures relate to the Euro, Canadian dollar, Japanese yen, Mexican peso, British pound, Australian dollar, Swedish krona, Norwegian krone, New Zealand dollar and Hungarian forint. The Company hedges anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the asset or liability, respectively.

Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum, copper and natural gas.

In the third quarter of 2011, the Company entered into forward starting interest rate swaps with a combined notional value of $50.0 million to hedge the interest rate risk associated with an anticipated debt issuance in 2013 to refinance the Company’s senior notes due in 2016.

The following analyses provide quantitative information regarding the Company’s exposure to foreign currency exchange rate risk, commodity price risk and interest rate risk as it relates to its derivative financial instruments. The Company uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and commodity prices. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion.

The amounts shown below represent the estimated reduction in fair market value that the Company would incur on its derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates, commodity prices and interest rates.

(in millions)	2011	2010
Risk Category
Foreign exchange	$19.4	$15.4
Commodity prices	$2.1	$1.4
Interest rates	$1.1	$—

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 66.

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

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the effectiveness of its internal controls as part of this Annual Report for the fiscal year ended December 31, 2011. Management’s report is included in the Company’s 2011 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to the Directors of the Company is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company’s proxy statement for the 2012 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to the Company’s Audit Committee and the Company’s code of ethics is incorporated by reference from the discussion under the heading Corporate Governance in the Proxy Statement. Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

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

Item 14. Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by the Company’s independent registered public accounting firm and the Audit Committee’s policy on pre-approval of audit and permissible non-audit services of the Company’s independent registered public accounting firm is incorporated by reference from the discussion in the Proxy Statement under the headings Ratification of Independent Registered Public Accounting Firm–Fees Incurred for Services of Ernst & Young and Ratification of Independent Registered Public Accounting Firm–Approval of Services Provided by Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 64.  The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 134.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2011. The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 23, 2012

/s/ DUSTAN E. McCOY	/s/ PETER B. HAMILTON
Dustan E. McCoy	Peter B. Hamilton
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Brunswick Corporation

We have audited Brunswick Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brunswick Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Brunswick Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brunswick Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, of Brunswick Corporation and our report dated February 23, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2012

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brunswick Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2012

BRUNSWICK CORPORATION
Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2011	2010	2009

Net sales	$3,748.0	$3,403.3	$2,776.1
Cost of sales	2,872.6	2,683.3	2,460.5
Selling, general and administrative expense	562.4	549.4	625.1
Research and development expense	97.9	92.0	88.5
Restructuring, exit and impairment charges	22.7	62.3	172.5
Operating earnings (loss)	192.4	16.3	(570.5)
Equity loss	(4.7)	(3.0)	(15.7)
Other expense, net	(0.7)	(1.5)	(2.5)
Earnings (loss) before interest, loss on early extinguishment of debt and income taxes	187.0	11.8	(588.7)
Interest expense	(81.8)	(94.4)	(86.1)
Interest income	3.9	3.6	3.2
Loss on early extinguishment of debt	(19.8)	(5.7)	(13.1)
Earnings (loss) before income taxes	89.3	(84.7)	(684.7)
Income tax provision (benefit)	17.4	25.9	(98.5)
Net earnings (loss)	$71.9	$(110.6)	$(586.2)

Earnings (loss) per common share:
Basic	$0.81	$(1.25)	$(6.63)
Diluted	$0.78	$(1.25)	$(6.63)

Weighted average shares used for computation of:
Basic earnings (loss) per common share	89.3	88.7	88.4
Diluted earnings (loss) per common share	92.2	88.7	88.4

Cash dividends declared per common share	$0.05	$0.05	$0.05

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions)	2011	2010

Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$338.2	$551.4
Short-term investments in marketable securities	76.7	84.7
Total cash, cash equivalents and short-term investments in marketable securities	414.9	636.1
Restricted cash	20.0	—
Accounts and notes receivable, less allowances of $31.0 and $38.0	346.2	327.3
Inventories
Finished goods	292.0	276.9
Work-in-process	167.2	164.0
Raw materials	73.4	86.6
Net inventories	532.6	527.5
Deferred income taxes	14.8	17.0
Prepaid expenses and other	27.6	27.9
Current assets	1,356.1	1,535.8

Property
Land	83.6	88.9
Buildings and improvements	606.8	651.3
Equipment	1,055.1	1,079.3
Total land, buildings and improvements and equipment	1,745.5	1,819.5
Accumulated depreciation	(1,229.0)	(1,250.3)
Net land, buildings and improvements and equipment	516.5	569.2
Unamortized product tooling costs	69.0	61.0
Net property	585.5	630.2

Other assets
Goodwill	290.3	290.9
Other intangibles, net	49.2	56.7
Long-term investments in marketable securities	92.9	21.0
Equity investments	47.7	53.7
Other long-term assets	72.3	89.7
Other assets	552.4	512.0

Total assets	$2,494.0	$2,678.0

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Balance Sheets

	As of December 31
(in millions, except share data)	2011	2010

Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including $1.5 and $1.7 of current maturities of long-term debt	$2.4	$2.2
Accounts payable	282.0	288.2
Accrued expenses	623.7	661.2
Current liabilities	908.1	951.6

Long-term liabilities
Debt	690.4	828.4
Deferred income taxes	81.8	71.6
Postretirement benefits	592.6	548.9
Other	190.2	207.1
Long-term liabilities	1,555.0	1,656.0

Shareholders’ equity
Common stock; authorized: 200,000,000 shares,
$0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	434.6	424.6
Retained earnings	457.7	390.3
Treasury stock, at cost: 13,434,000 and 13,877,000 shares	(397.5)	(405.9)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	12.0	32.4
Defined benefit plans:
Prior service credits	11.7	11.5
Net actuarial losses	(560.1)	(459.8)
Unrealized investment gains (losses)	(0.1)	0.7
Unrealized losses on derivatives	(4.3)	(0.3)
Total accumulated other comprehensive loss	(540.8)	(415.5)
Shareholders’ equity	30.9	70.4

Total liabilities and shareholders’ equity	$2,494.0	$2,678.0

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2011	2010	2009

Cash flows from operating activities
Net earnings (loss)	$71.9	$(110.6)	$(586.2)
Depreciation and amortization	104.5	129.3	157.3
Pension expense (contributions), net	(47.4)	1.7	74.6
Losses (gains) on sale of property, plant and equipment, net	(12.7)	1.4	7.3
Other long-lived asset impairment charges	1.5	23.2	63.0
Provision for doubtful accounts	(3.2)	3.3	49.7
Deferred income taxes	(3.3)	5.6	(99.2)
Equity in losses of unconsolidated affiliates, net of dividends	5.1	5.4	16.0
Loss on early extinguishment of debt	19.8	5.7	13.1
Changes in certain current assets and current liabilities:
Change in accounts and notes receivable	(17.4)	2.4	159.9
Change in inventory	(25.9)	(49.2)	325.1
Change in prepaid expenses and other	(1.3)	6.9	12.5
Change in accounts payable	(3.7)	27.0	(39.9)
Change in accrued expenses	(29.2)	27.4	(56.8)
Income taxes	4.1	112.8	91.2
Repurchase of accounts receivable	—	—	(84.2)
Other, net	26.3	13.1	22.1
Net cash provided by operating activities	89.1	205.4	125.5

Cash flows from investing activities
Capital expenditures	(90.0)	(57.2)	(33.3)
Purchases of marketable securities	(264.4)	(105.8)	—
Sales or maturities of marketable securities	196.9	—	—
Investments	(0.9)	(7.2)	6.2
Transfers to restricted cash	(20.0)	—	—
Proceeds from sale of property, plant and equipment	30.8	6.7	13.0
Other, net	13.2	8.3	1.8
Net cash used for investing activities	(134.4)	(155.2)	(12.3)

Cash flows from financing activities
Net issuances (payments) of short-term debt	0.5	(8.6)	7.7
Net proceeds from issuance of long-term debt	—	30.1	353.7
Payments of long-term debt including current maturities	(146.0)	(38.2)	(247.9)
Net premium paid on early extinguishment of debt	(17.3)	(5.6)	(13.2)
Cash dividends paid	(4.5)	(4.4)	(4.4)
Net proceeds from stock compensation activity	4.0	1.3	—
Other, net	(4.6)	—	—
Net cash provided by (used for) financing activities	(167.9)	(25.4)	95.9

Net increase (decrease) in cash and cash equivalents	(213.2)	24.8	209.1
Cash and cash equivalents at January 1	551.4	526.6	317.5

Cash and cash equivalents at December 31	$338.2	$551.4	$526.6

Supplemental cash flow disclosures:
Interest paid	$106.7	$102.0	$96.3
Income taxes paid (received), net	$16.6	$(92.5)	$(90.6)

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Consolidated Statements of Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(in millions, except per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2008	$76.9	$412.3	$1,095.9	$(422.9)	$(432.3)	$729.9

Net loss	—	—	(586.2)	—	—	(586.2)
Translation adjustments, net of tax	—	—	—	—	10.9	10.9
Unrealized investment gains, net of tax	—	—	—	—	5.1	5.1
Unrealized gains on derivatives, net of tax	—	—	—	—	3.8	3.8
Defined benefit plans:
Prior service credits, net of tax	—	—	—	—	13.6	13.6
Net actuarial gains, net of tax	—	—	—	—	24.1	24.1

Comprehensive income (loss)	—	—	(586.2)	—	57.5	(528.7)
Dividends ($0.05 per common share)	—	—	(4.4)	—	—	(4.4)
Compensation plans and other	—	2.8	—	10.7	—	13.5

Balance, December 31, 2009	76.9	415.1	505.3	(412.2)	(374.8)	210.3

Net loss	—	—	(110.6)	—	—	(110.6)
Translation adjustments, net of tax	—	—	—	—	(7.3)	(7.3)
Unrealized investment losses, net of tax	—	—	—	—	(1.9)	(1.9)
Unrealized losses on derivatives, net of tax	—	—	—	—	(6.5)	(6.5)
Defined benefit plans:
Prior service costs, net of tax	—	—	—	—	(4.0)	(4.0)
Net actuarial losses, net of tax	—	—	—	—	(21.0)	(21.0)

Comprehensive loss	—	—	(110.6)	—	(40.7)	(151.3)
Dividends ($0.05 per common share)	—	—	(4.4)	—	—	(4.4)
Compensation plans and other	—	9.5	—	6.3	—	15.8

Balance, December 31, 2010	76.9	424.6	390.3	(405.9)	(415.5)	70.4

Net earnings	—	—	71.9	—	—	71.9
Currency translation:
Translation adjustments, net of tax	—	—	—	—	(4.7)	(4.7)
Translation adjustments recognized in earnings	—	—	—	—	(15.7)	(15.7)
Unrealized investment losses, net of tax	—	—	—	—	(0.8)	(0.8)
Unrealized losses on derivatives, net of tax	—	—	—	—	(4.0)	(4.0)
Defined benefit plans:
Prior service credits, net of tax	—	—	—	—	0.2	0.2
Net actuarial losses, net of tax	—	—	—	—	(100.3)	(100.3)

Comprehensive income (loss)	—	—	71.9	—	(125.3)	(53.4)
Dividends ($0.05 per common share)	—	—	(4.5)	—	—	(4.5)
Compensation plans and other	—	10.0	—	8.4	—	18.4

Balance, December 31, 2011	$76.9	$434.6	$457.7	$(397.5)	$(540.8)	$30.9

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These investments include, but are not limited to, investments in money market funds, bank deposits, federal government and agency debt securities and commercial paper.

Investments in marketable securities. The Company classifies investments in debt securities that are not considered to be Cash equivalents as either Short-term or Long-term investments in marketable securities. See Note 7 – Investments, for a description of the securities classified as either Short or Long-term investments in marketable securities. Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date and Long-term investments in marketable securities have a stated maturity of greater than twelve months from the balance sheet date.  These securities are considered as available for sale and are reported at fair value with unrealized gains and losses recorded net of tax as a component of Accumulated other comprehensive loss in Unrealized investment gains (losses) within Shareholders’ equity.  Other-than-temporary declines in market value from original cost are charged to Other expense, net, in the period in which the loss occurs.  The Company considers both the duration for which a decline in value has occurred and the extent of the decline in its determination of whether a decline in value has been “other than temporary.”  Realized gains and losses are calculated based on the specific identification method and are included in Other expense, net, in the Consolidated Statement of Operations.

Restricted Cash.  The Company considers the cash deposited in a trust that is pledged as collateral against certain workers’ compensation related obligations to be restricted cash.  Refer to Note 11 – Commitments and Contingencies for more information.

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

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 53 percent of the Company’s inventories were determined by the first-in, first-out method (FIFO) at December 31, 2011 and December 31, 2010, respectively. Inventories valued at the last-in, first-out method (LIFO), which results in a better matching of costs and revenue, were $119.8 million and $118.2 million lower than the FIFO cost of inventories at December 31, 2011 and 2010, respectively. Inventory cost includes material, labor and manufacturing overhead. During 2009, certain inventory balances were reduced, and resulted in liquidations of LIFO inventory layers that decreased cost of sales by $11.2 million in 2009.  There were no liquidations of LIFO inventory layers in 2011 or 2010.

Brunswick Corporation
Notes to Consolidated Financial Statements

Property. Property, including major improvements and product tooling costs, is recorded at cost. Product tooling costs principally comprise the cost to acquire and construct various long-lived molds, dies and other tooling owned by the Company and used in its manufacturing processes. Design and prototype development costs associated with product tooling are expensed as incurred. Maintenance and repair costs are also expensed as incurred. Depreciation is recorded over the estimated service lives of the related assets, principally using the straight-line method. Buildings and improvements are depreciated over a useful life of five to forty years. Equipment is depreciated over a useful life of two to twenty years. Product tooling costs are amortized over the shorter of the useful life of the tooling or the anticipated life of the applicable product, for a period not to exceed eight years. Gains and losses recognized on the sale and disposal of property are included in either Selling, general and administrative (SG&A) expenses or Restructuring, exit and impairment charges as appropriate. The amount of gains and losses for the years ended December 31 was as follows:

(in millions)	2011	2010	2009

Gains on the sale of property	$19.0	$4.9	$6.0
Losses on the sale and disposal of property	(2.8)	(9.9)	(11.9)

Net gains (losses) on sale and disposal of property	$16.2	$(5.0)	$(5.9)

Software Development Costs. The Company expenses all software development and implementation costs incurred until the Company has determined that the software will result in probable future economic benefit and management has committed to funding the project. Once this is determined, external direct costs of material and services, payroll-related costs of employees working on the project and related interest costs incurred during the application development stage are capitalized. These capitalized costs are amortized over three to seven years. All other related costs, including training costs and costs to re-engineer business processes are expensed as incurred.

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. The Company reviews these assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The reporting units with goodwill balances are the Company’s Fitness and Marine Engine segments.

During 2011, the Company early adopted an amendment to the Intangibles – Goodwill and Other topic of the Accounting Standards Codification (ASC).  The Company determined through its qualitative assessment that it is not “more likely than not” that the fair values of its reporting units are less than their carrying values. As a result, the Company was not required to perform the two-step impairment test described below.

For 2010 and 2009, the impairment test for goodwill was a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Brunswick Corporation
Notes to Consolidated Financial Statements

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

The Company did not record any goodwill impairments during the annual impairment testing in 2011, 2010 or 2009.

The Company’s primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, to their estimated residual values using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company.  Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates.  The basis for future cash flow projections is internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied.  These future cash flows are discounted using the applicable Discount Rate, which considers the annual goodwill impairment testing process noted above, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.  The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the Discount Rate.

The Company did not record any indefinite-lived intangible asset impairments during the annual impairment testing in 2011, 2010 or 2009.  However, the Company recorded $1.1 million of trade name impairment charges during 2010 in connection with the divestiture of its Triton fiberglass boat brand.  Refer to Note 2 – Restructuring Activities for further discussion.

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

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company also has long-term investments that represent less than 20 percent ownership in certain equity securities that have readily determinable market values. These investments are being accounted for as available-for-sale equity investments and are recorded at fair market value with changes reflected in Accumulated other comprehensive loss, a component of Shareholders’ equity, on an after-tax basis.

Other investments, over which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments, and at December 31, 2011 and 2010, such investments were recorded at the lower of cost or fair value.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill and indefinite-lived trade names, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group’s life.  In the event that an asset group’s carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group’s fair value.  Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable.  The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2011, 2010 and 2009, resulting in impairment charges of $5.0 million, $21.6 million and $68.1 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets are primarily long-term notes receivable, which includes leases and other long-term receivables originated by the Company and assigned to third parties. As of December 31, 2011 and 2010, these amounts totaled $33.2 million and $47.2 million, respectively. The assignment of these instruments does not meet sale criteria as a result of the Company’s contingent obligation to repurchase the receivables in the event of customer non-payment and therefore is treated as a secured obligation. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities – Other.

Other long-term notes receivable also includes cash advances made to customers, principally boat builders and fitness equipment customers, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable. Credits earned by these customers through qualifying purchases are applied to the outstanding note balance in lieu of payment. Credits earned and applied against the note receivable balance are recorded as a reduction in the Company’s sales revenue as a sales discount. In the event sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2011 and 2010, totaled $4.1 million and $5.1 million, respectively. One boat builder customer and its owner comprised approximately 46 percent of these amounts as of December 31, 2011 and 2010.

Brunswick Corporation
Notes to Consolidated Financial Statements

Revenue Recognition. Brunswick’s revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment, bowling products, bowling retail activities and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotions, rebates and manufacturer coupons that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Advertising Costs. Advertising and promotion costs are recorded in Selling, general and administrative expense in the Consolidated Statements of Operations when the advertising first takes place. Advertising and promotion costs were $35.9 million, $34.8 million and $33.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Comprehensive Income (Loss). Accumulated other comprehensive loss includes prior service costs and credits and net actuarial gains and losses for defined benefit plans, currency translation adjustments and unrealized derivative and investment gains and losses, all net of tax.  The net effect of these items reduced Shareholders’ equity on a cumulative basis by $540.8 million and $415.5 million as of December 31, 2011 and 2010, respectively. The change from 2010 to 2011 was primarily due to changes in net actuarial losses related to unfavorable adjustments to plan liabilities resulting from a reduction in the discount rate, partially offset by the amortization of net actuarial losses during 2011.  Additionally, the Company recognized a $15.7 million favorable foreign currency translation adjustment as a part of the net Restructuring, exit and impairment charges discussed in Note 2 – Restructuring Activities. Other unfavorable foreign currency translation adjustments and changes in Unrealized gains (losses) on derivative contracts of $4.7 million and $4.0 million, respectively, also increased the Company’s Accumulated other comprehensive loss in 2011.  The tax effect included in Accumulated other comprehensive loss reduced losses by $40.5 million and $13.5 million, for which a corresponding valuation allowance adjustment has been recorded, for the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation. The Company records amounts for all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans over the vesting period in the income statement based upon their fair values at the date of the grant. Share-based employee compensation costs are recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. See Note 16 – Stock Plans and Management Compensation for a description of the Company’s accounting for stock-based compensation plans.

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

Brunswick Corporation
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements. The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during 2011 or have not yet been adopted:

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

Receivables:  In July 2010, the FASB amended the ASC to include additional disclosure requirements related to the Company’s financing receivables and associated credit risk.  The disclosure requirements presented as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010 and were first included in the Company’s 2010 Form 10-K.  The disclosure requirements about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, and are included in expanded disclosures in Note 6 – Financing Receivables.

In April 2011, the FASB amended the ASC to clarify the guidance regarding when a restructuring of a receivable constitutes a troubled debt restructuring.  The amendment is effective for the first interim or annual period beginning on or after June 15, 2011.  The amendment must be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Information regarding the Company’s troubled debt restructurings is included in Note 6 – Financing Receivables.

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

Comprehensive Income:  In June 2011 and December 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income.  Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the Statement of Shareholders’ Equity.  The amendment must be applied retrospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2011.  The Company is currently evaluating the impact that the adoption of the ASC amendment will have on the Company’s consolidated financial statements.

Intangibles – Goodwill and Other:  In September 2011, the FASB amended the ASC to simplify how entities test goodwill for impairment. The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company elected to early adopt the ASC amendment and has included the related disclosures in Note 1 – Significant Accounting Policies.

Brunswick Corporation
Notes to Consolidated Financial Statements

Compensation – Retirement Benefits – Multiemployer Plans:  In September 2011, the FASB amended the ASC to require additional qualitative and quantitative disclosures for employers that participate in multiemployer pension plans.  The amendment to the ASC requires that employers disclose the significant multiemployer plans in which the employer participates, the level of participation in the plans, the financial health of the plans and the nature of the employer’s commitments to the plans.  The amendment is effective for annual periods ending after December 15, 2011.  The adoption of this ASC amendment during the fourth quarter of 2011 had no impact on the Company’s disclosures as its multiemployer plans are not significant individually or in the aggregate.

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies. These initiatives reflected the Company’s response to a difficult marine market, which continued to decline through 2010 and led to expanded restructuring activities between 2007 and 2011 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth. These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2009, 2010 and 2011.

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

Brunswick Corporation
Notes to Consolidated Financial Statements

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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, as appropriate. The Company considers actions related to the divestiture of its Sealine boat business, the divestiture of its Triton fiberglass boat business, the closure of a marine electronics business, the sale of certain Baja boat business assets and the sale of the Valley-Dynamo and Integrated Dealer Systems businesses to be exit activities. All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for 2011, 2010 and 2009.  The 2011 charges consist of expenses related to actions initiated in 2011, 2010, 2009 and 2008.  The 2010 charges consist of expenses related to actions initiated in 2010, 2009 and 2008.  The 2009 charges consist of expenses related to actions initiated in 2009 and 2008.

(in millions)	2011	2010	2009

Restructuring activities:
Employee termination and other benefits	$5.7	$12.7	$44.1
Current asset write-downs	0.1	2.9	6.4
Transformation and other costs:
Consolidation of manufacturing footprint	14.7	17.8	49.9
Retention and relocation costs	—	0.7	0.1
Consulting costs	—	—	0.3
Exit activities:
Employee termination and other benefits	—	0.8	0.8
Current asset write-downs	—	1.0	1.4
Transformation and other costs:
Consolidation of manufacturing footprint	10.6	3.4	1.4
Loss on sale of non-strategic assets	—	3.6	—
Asset disposition actions:
Trade name impairments	—	1.1	—
Definite-lived asset impairments and loss (gain) on disposal	(8.4)	18.3	68.1

Total restructuring, exit and impairment charges	$22.7	$62.3	$172.5

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company anticipates it will incur approximately $10 million of additional restructuring charges in 2012 primarily related to known restructuring activities initiated in 2011, 2010 and 2009. The Company expects most of these charges will be incurred in the Marine Engine and Boat segments. Further reductions in demand for the Company’s products, or further opportunities to reduce costs, may result in additional restructuring, exit or impairment charges in 2012.

Actions initiated in 2011

During 2011, the Company continued its restructuring activities by disposing of non-strategic assets, consolidating manufacturing operations and reducing the Company’s global workforce. In the third quarter of 2011, the Company divested its Sealine boat brand and recognized a loss on the sale of $9.4 million.  The loss includes a gain related to the write-off of cumulative translation adjustments, which were included in Accumulated other comprehensive loss, net of tax. See Note 1 – Significant Accounting Policies in the Comprehensive Income (Loss) section for further discussion. Results of operations of Sealine are not material for the periods presented.

The restructuring, exit and impairment charges recorded in 2011, related to actions initiated in 2011, by reportable segment, are summarized below:

(in millions)	2011

Marine Engine	$1.3
Boat	9.6
Fitness	0.1
Bowling & Billiards	1.6
Corporate	0.1

Total	$12.7

The following is a summary of the charges by category associated with the Company’s 2011 restructuring initiatives:

(in millions)	2011

Restructuring activities:
Employee termination and other benefits	$1.4
Current asset write-downs	0.1
Transformation and other costs:
Consolidation of manufacturing footprint	0.6
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	9.4
Asset disposition actions:
Definite-lived asset impairments	1.2

Total restructuring, exit and impairment charges	$12.7

Brunswick Corporation
Notes to Consolidated Financial Statements

The restructuring charges related to actions initiated in 2011, by reportable segment, for 2011, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$0.9	$0.2	$—	$0.2	$0.1	$1.4
Current asset write-downs	0.1	—	—	—	—	0.1
Transformation and other costs	—	9.4	0.1	0.5	—	10.0
Asset disposition actions	0.3	—	—	0.9	—	1.2

Total restructuring, exit and impairment charges	$1.3	$9.6	$0.1	$1.6	$0.1	$12.7

The following table summarizes the 2011 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2011 and the related status as of December 31, 2011. The accrued amounts remaining as of December 31, 2011 represent cash expenditures needed to satisfy remaining obligations. The majority of the accrued costs is expected to be paid by the end of 2012 and is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2011	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2011

Employee termination and other benefits	$1.4	$—	$(0.8)	$0.6
Current asset write-downs	0.1	(0.1)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	10.0	(7.3)	(2.0)	0.7
Asset disposition actions:
Definite-lived asset impairments	1.2	(1.2)	—	—

Total restructuring, exit and impairment charges	$12.7	$(8.6)	$(2.8)	$1.3

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

Brunswick Corporation
Notes to Consolidated Financial Statements

The restructuring, exit and impairment charges recorded in 2011 and 2010, related to actions initiated in 2010, by reportable segment, are summarized below:

(in millions)	2011	2010

Marine Engine	$(0.1)	$3.7
Boat	1.1	32.2
Fitness	—	0.1
Bowling & Billiards	—	1.5

Total	$1.0	$37.5

The following is a summary of the charges by category associated with the Company’s 2010 restructuring initiatives:

(in millions)	2011	2010

Restructuring activities:
Employee termination and other benefits	$(0.1)	$4.2
Current asset write-downs	—	2.0
Transformation and other costs:
Consolidation of manufacturing footprint	2.3	5.5
Retention and relocation costs	—	0.5
Exit activities:
Employee termination and other benefits	—	0.8
Current asset write-downs	—	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	0.9	3.5
Loss on sale of non-strategic assets	—	3.6
Asset disposition actions:
Trade name impairments	—	1.1
Definite-lived asset impairments and (gains) on disposal	(2.1)	15.3

Total restructuring, exit and impairment charges	$1.0	$37.5

The restructuring, exit and impairment charges related to actions initiated in 2010, by reportable segment, for 2011, are summarized below:

(in millions)	Marine Engine	Boat	Total

Employee termination and other benefits	$(0.2)	$0.1	$(0.1)
Transformation and other costs	0.1	3.1	3.2
Asset disposition actions	—	(2.1)	(2.1)

Total restructuring, exit and impairment charges	$(0.1)	$1.1	$1.0

Brunswick Corporation
Notes to Consolidated Financial Statements

The restructuring, exit and impairment charges related to actions initiated in 2010, by reportable segment, for 2010, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Total

Employee termination and other benefits	$2.8	$1.7	$0.1	$0.4	$5.0
Current asset write-downs	0.3	2.5	—	0.2	3.0
Transformation and other costs	0.6	11.6	—	0.9	13.1
Asset disposition actions	—	16.4	—	—	16.4

Total restructuring, exit and impairment charges	$3.7	$32.2	$0.1	$1.5	$37.5

The following table summarizes the 2011 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2010 and the related status as of December 31, 2011.  The accrued amounts remaining as of December 31, 2011, represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2012 and is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs (Gains) Recognized in 2011	Non-cash Gains	Net Cash Payments	Accrued Costs as of Dec. 31, 2011

Employee termination and other benefits	$0.8	$(0.1)	$0.2	$(0.7)	$0.2
Transformation and other costs:
Consolidation of manufacturing footprint	1.4	3.2	—	(4.6)	—
Retention and relocation costs	0.5	—	—	(0.3)	0.2
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(2.1)	2.1	—	—

Total restructuring, exit and impairment charges	$2.7	$1.0	$2.3	$(5.6)	$0.4

Actions initiated in 2009

During the third quarter of 2009, the Company announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive engine production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant.  This plant transition is expected to conclude in 2012.  In connection with this action, the Company’s hourly union workforce in Fond du Lac ratified a new collective bargaining agreement on August 31, 2009, which resulted in net restructuring charges as a result of employee incentives and changes to employees’ current benefits and postretirement benefits. The Company continued to consolidate the Boat segment’s manufacturing footprint in 2009 and began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009, including the previously mothballed plants in Navassa and Swansboro, North Carolina, and its Riverview plant in Knoxville, Tennessee.  The Company also recorded impairments during 2009 on tooling, its Cape Canaveral, Florida and Little Falls, Minnesota properties and a marina in St. Petersburg, Florida, to reflect these assets at their fair value.  During the second quarter of 2011, the Company recognized gains on the sale of certain Marine Engine properties.  These actions in the Company’s marine businesses are expected to provide long-term cost savings by reducing its fixed-cost structure.

Brunswick Corporation
Notes to Consolidated Financial Statements

The restructuring, exit and impairment charges recorded in 2011, 2010 and 2009, related to actions initiated in 2009, by reportable segment, are summarized below:

(in millions)	2011	2010	2009

Marine Engine	$10.8	$9.9	$45.0
Boat	(0.7)	7.3	72.0
Fitness	—	0.1	2.1
Bowling & Billiards	—	0.3	1.1
Corporate	(0.1)	0.3	5.6

Total	$10.0	$17.9	$125.8

The following is a summary of the charges by category associated with the 2009 restructuring activities recognized during 2011, 2010 and 2009:

(in millions)	2011	2010	2009

Restructuring activities:
Employee termination and other benefits	$3.0	$8.0	$35.6
Current asset write-downs	—	—	4.0
Transformation and other costs:
Consolidation of manufacturing footprint	11.8	8.9	28.8
Retention and relocation costs	—	0.2	0.1
Consulting costs	—	—	0.3
Exit activities:
Transformation and other costs (gains):
Consolidation of manufacturing footprint	—	(0.1)	(1.9)
Asset disposition actions:
Definite-lived asset impairments and losses (gains) on disposal	(4.8)	0.9	58.9

Total restructuring, exit and impairment charges	$10.0	$17.9	$125.8

The restructuring charges related to actions initiated in 2009, by reportable segment, for the year ended December 31, 2011, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total

Employee termination and other benefits	$3.0	$—	$—	$3.0
Transformation and other costs	11.9	—	(0.1)	11.8
Asset disposition actions	(4.1)	(0.7)	—	(4.8)

Total restructuring, exit and impairment charges	$10.8	$(0.7)	$(0.1)	$10.0

The restructuring charges related to actions initiated in 2009, by reportable segment, for the year ended December 31, 2010, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$2.8	$4.5	$0.1	$0.3	$0.3	$8.0
Transformation and other costs	7.1	1.9	—	—	—	9.0
Asset disposition actions	—	0.9	—	—	—	0.9

Total restructuring, exit and impairment charges	$9.9	$7.3	$0.1	$0.3	$0.3	$17.9

Brunswick Corporation
Notes to Consolidated Financial Statements

The restructuring charges related to actions initiated in 2009, by reportable segment, for the year ended December 31, 2009, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$19.5	$10.7	$2.0	$0.8	$2.6	$35.6
Current asset write-downs	0.7	3.3	—	—	—	4.0
Transformation and other costs	20.6	3.4	0.1	0.2	3.0	27.3
Asset disposition actions	4.2	54.6	—	0.1	—	58.9

Total restructuring, exit and impairment charges	$45.0	$72.0	$2.1	$1.1	$5.6	$125.8
The following table summarizes the 2011 charges recorded for restructuring, exit and impairment related to actions initiated in 2009 and the related status as of December 31, 2011. The accrued amounts remaining as of December 31, 2011, represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2012 and is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs (Gains) Recognized in 2011	Non-cash Gains	Net Cash Payments	Accrued Costs as of Dec. 31, 2011

Employee termination and other benefits	$6.8	$3.0	$—	$(2.1)	$7.7
Transformation and other costs:
Consolidation of manufacturing footprint	1.5	11.8	—	(12.2)	1.1
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(4.8)	4.8	—	—

Total restructuring, exit and impairment charges	$8.3	$10.0	$4.8	$(14.3)	$8.8

Actions initiated in 2008

The restructuring, exit and impairment charges recorded in 2011, 2010 and 2009 relate to the following actions initiated by the Company in 2008: closing its boat plant in Bucyrus, Ohio, in anticipation of the proposed sale of certain assets relating to its Baja boat business; ceasing boat manufacturing at one of its facilities in Merritt Island, Florida; closing its Swansboro, North Carolina, boat plant; writing-down certain assets of the Valley-Dynamo coin-operated commercial billiards business; announcing the closure of its boat production facilities in Cumberland, Maryland; Pipestone, Minnesota; Roseburg, Oregon; and Arlington, Washington; and mothballing its plant in Navassa, North Carolina.

The restructuring, exit and impairment charges recorded in 2011, 2010 and 2009, related to actions initiated in 2008, by reportable segment, are summarized below:

(in millions)	2011	2010	2009

Marine Engine	$—	$—	$3.3
Boat	(1.3)	6.5	35.8
Bowling & Billiards	0.3	—	4.2
Corporate	—	0.4	3.4

Total	$(1.0)	$6.9	$46.7

Brunswick Corporation
Notes to Consolidated Financial Statements

The following is a summary of the charges by category associated with the 2008 restructuring activities recognized during 2011, 2010 and 2009:

(in millions)	2011	2010	2009

Restructuring activities:
Employee termination and other benefits	$1.4	$0.5	$8.5
Current asset write-downs	—	0.9	2.4
Transformation and other costs:
Consolidation of manufacturing footprint	—	3.4	21.1
Exit activities:
Employee termination and other benefits	—	—	0.8
Current asset write-downs	—	—	1.4
Transformation and other costs:
Consolidation of manufacturing footprint	0.3	—	3.3
Asset disposition actions:
Definite-lived asset impairments and losses (gains) on disposal	(2.7)	2.1	9.2

Total restructuring, exit and impairment charges	$(1.0)	$6.9	$46.7

The restructuring charges related to actions initiated in 2008, by reportable segment, for the year ended December 31, 2011, are summarized below:

(in millions)	Boat	Bowling & Billiards	Total

Employee termination and other benefits	$1.4	$—	$1.4
Transformation and other costs	—	0.3	0.3
Asset disposition actions	(2.7)	—	(2.7)

Total restructuring, exit and impairment charges	$(1.3)	$0.3	$(1.0)

The restructuring charges related to actions initiated in 2008, by reportable segment, for the year ended December 31, 2010, are summarized below:

(in millions)	Boat	Corporate	Total

Employee termination and other benefits	$0.5	$—	$0.5
Current asset write-downs	0.9	—	0.9
Transformation and other costs	3.4	—	3.4
Asset disposition actions	1.7	0.4	2.1

Total restructuring, exit and impairment charges	$6.5	$0.4	$6.9

The restructuring charges related to actions initiated in 2008, by reportable segment, for the year ended December 31, 2009, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total

Employee termination and other benefits	$0.9	$6.8	$1.2	$0.4	$9.3
Current asset write-downs	0.8	1.9	1.1	—	3.8
Transformation and other costs	1.6	20.8	1.9	0.1	24.4
Asset disposition actions	—	6.3	—	2.9	9.2

Total restructuring, exit and impairment charges	$3.3	$35.8	$4.2	$3.4	$46.7

Brunswick Corporation
Notes to Consolidated Financial Statements

The following table summarizes the 2011 charges recorded for restructuring, exit and impairment charges related to actions initiated in 2008 and the related status as of December 31, 2011.  The accrued amounts remaining as of December 31, 2011, represent cash expenditures needed to satisfy remaining obligations.  The majority of the costs is expected to be paid by the end of 2012 and is included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2011	Costs (Gains) Recognized in 2011	Non-cash Gains	Net Cash Payments	Accrued Costs as of Dec. 31, 2011

Employee termination and other benefits	$0.7	$1.4	$—	$(0.5)	$1.6
Transformation and other costs:
Consolidation of manufacturing footprint	1.5	0.3	—	(0.5)	1.3
Asset disposition actions:
Definite-lived asset impairments and (gain) on disposal	—	(2.7)	2.7	—	—

Total restructuring, exit and impairment charges	$2.2	$(1.0)	$2.7	$(1.0)	$2.9

Note 3 – Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing Net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated similarly, except that the calculation includes the dilutive effect of Stock-settled Stock Appreciation Rights (SARs) and stock options (collectively “options”) and non-vested stock awards.

Basic and diluted earnings (loss) per common share for the years ended December 31, 2011, 2010 and 2009 were calculated as follows:

(in millions, except per share data)	2011	2010	2009

Net earnings (loss)	$71.9	$(110.6)	$(586.2)

Weighted average outstanding shares – basic	89.3	88.7	88.4
Dilutive effect of common stock equivalents	2.9	—	—

Weighted average outstanding shares – diluted	92.2	88.7	88.4

Basic earnings (loss) per common share	$0.81	$(1.25)	$(6.63)

Diluted earnings (loss) per common share	$0.78	$(1.25)	$(6.63)

As of December 31, 2011, the Company had 9.3 million options outstanding, of which 5.1 million were exercisable. This compares with 9.2 million options outstanding, of which 3.8 million were exercisable as of December 31, 2010.  During the year ended December 31, 2011, there were 3.0 million weighted shares of options outstanding for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for 2011. These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. Common stock equivalents had an anti-dilutive effect on the net losses from operations during the years ended December 31, 2010 and 2009 and were not included in the diluted loss per common share computation for those periods. Changes in average outstanding basic shares from 2009 to 2011 reflect low levels of stock plan activity.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 4 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands and operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards. The Company’s segments are defined by management’s reporting structure and operating activities.

The Marine Engine segment manufactures and markets a full range of sterndrive engines, inboard engines, outboard engines and marine parts and accessories, which are principally sold directly to boat builders, including Brunswick’s Boat segment, or through marine retail dealers and distributors worldwide. The Marine Engine segment also manufactures and distributes boats in certain markets outside the United States. The Company’s engine manufacturing plants are located primarily in the United States, China and Japan, with sales primarily to North American, European and Asian markets.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, offshore fishing boats, aluminum fishing boats, pontoon and deck boats, which are sold primarily through dealers. The Boat segment’s products are manufactured primarily in the United States. Sales to the segment’s largest boat dealer, MarineMax, which has multiple locations, comprised approximately 20 percent of Boat segment sales in 2011 and 2010, and approximately 16 percent in 2009.

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total body cross-trainers, stair climbers, stationary bikes and strength-training equipment. These products are manufactured primarily in the United States and Hungary or are sourced from international suppliers. Fitness equipment is sold mainly in the Americas, Europe and Asia to health club, military, government, corporate, hospitality and university facilities, and to consumers through selected mass merchants, specialty retail dealers and through the Company’s Web site.

The Bowling & Billiards segment designs, manufactures and markets bowling capital equipment and associated parts and supplies, including automatic pinsetters and scorers, bowling balls and other accessories, and billiards tables and accessories. It also operates retail bowling centers. Products are manufactured or sourced from domestic and international locations. Bowling products are sold through a direct sales force or distributors in the United States and through distributors in non-U.S. markets. Consumer billiards equipment is predominantly sold in the United States and distributed primarily through dealers.

The Company evaluates performance based on business segment operating earnings. Operating earnings of segments do not include the expenses of corporate administration, earnings from unconsolidated equity affiliates, other expenses and income of a non-operating nature, interest expense and income, loss on early extinguishment of debt or provisions for income taxes.

Corporate/Other results include items such as corporate staff and administrative costs. Corporate/Other total assets consist of mainly cash, cash equivalents and investments in marketable securities, restricted cash, deferred and prepaid income tax balances and investments in unconsolidated affiliates.  Marine eliminations adjust for sales between the Marine Engine and Boat segments which are consummated at established arm’s length transfer prices.

Brunswick Corporation
Notes to Consolidated Financial Statements

Information as to the operations of Brunswick’s operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2011	2010	2009	2011	2010	2009	2011	2010

Marine Engine	$1,979.5	$1,807.4	$1,425.0	$189.3	$147.3	$(131.2)	$681.3	$675.3
Boat	1,016.3	913.0	615.7	(40.7)	(145.9)	(398.5)	357.7	394.6
Marine eliminations	(208.2)	(182.2)	(98.3)	—	—	—	—	—
Total Marine	2,787.6	2,538.2	1,942.4	148.6	1.4	(529.7)	1,039.0	1,069.9
Fitness	635.2	541.9	496.8	93.4	59.6	33.5	551.7	559.4
Bowling & Billiards	325.2	323.3	337.0	19.5	12.5	3.1	251.6	260.4
Eliminations	—	(0.1)	(0.1)	—	—	—	—	—
Corporate/Other	—	—	—	(69.1)	(57.2)	(77.4)	651.7	788.3

Total	$3,748.0	$3,403.3	$2,776.1	$192.4	$16.3	$(570.5)	$2,494.0	$2,678.0

	Depreciation			Amortization
(in millions)	2011	2010	2009	2011	2010	2009

Marine Engine	$42.6	$51.8	$63.8	$4.1	$3.7	$3.8
Boat	28.4	35.8	46.3	3.1	5.4	6.3
Fitness	5.9	8.1	9.5	0.1	0.1	0.2
Bowling & Billiards	18.4	21.0	23.2	—	0.6	0.9
Corporate/Other	1.9	2.8	3.3	—	—	—

Total	$97.2	$119.5	$146.1	$7.3	$9.8	$11.2

	Capital Expenditures			Research & Development Expense
(in millions)	2011	2010	2009	2011	2010	2009

Marine Engine	$46.3	$30.8	$12.3	$59.1	$53.7	$50.1
Boat	26.5	17.2	15.5	17.1	17.8	19.6
Fitness	6.9	3.7	2.2	17.6	16.7	14.9
Bowling & Billiards	9.9	4.9	3.3	4.1	3.8	3.9
Corporate/Other	0.4	0.6	—	—	—	—

Total	$90.0	$57.2	$33.3	$97.9	$92.0	$88.5

Geographic Segments

	Net Sales			Long-Lived Assets
(in millions)	2011	2010	2009	2011	2010

United States	$2,253.2	$2,000.0	$1,607.4	$497.8	$523.2
International	1,494.8	1,403.3	1,168.7	65.7	83.5
Corporate/Other	—	—	—	22.0	23.5

Total	$3,748.0	$3,403.3	$2,776.1	$585.5	$630.2

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 5 – Fair Value Measurements

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

•
Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets or liabilities.

•
Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily available pricing sources for comparable instruments. The Company performs additional procedures to ensure its third party pricing sources are reasonable including: reviewing documentation explaining third parties’ pricing methodologies and evaluating whether those methodologies were in compliance with GAAP; performing independent testing of period-end valuations and recent transactions against other available pricing sources; and reviewing available Service Organization Controls Reports, as defined in Statement on Standards for Attestation Engagements Number 16, to understand the internal control environment at the Company’s third party pricing providers.

•
Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$135.2	$—	$—	$135.2
Short-term investments in marketable securities	5.5	71.2	—	76.7
Long-term investments in marketable securities	92.9	—	—	92.9
Restricted cash	20.0	—	—	20.0
Equity investments	0.7	—	—	0.7
Derivatives	—	3.9	—	3.9

Total assets	$254.3	$75.1	$—	$329.4

Liabilities:
Derivatives	$—	$8.0	$—	$8.0

Total liabilities	$—	$8.0	$—	$8.0

Brunswick Corporation
Notes to Consolidated Financial Statements

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$353.9	$15.0	$—	$368.9
Short-term investments in marketable securities	10.8	73.9	—	84.7
Long-term investments in marketable securities	21.0	—	—	21.0
Equity investments	2.0	—	—	2.0
Derivatives	—	3.5	—	3.5

Total assets	$387.7	$92.4	$—	$480.1

Liabilities:
Derivatives	$—	$3.6	$—	$3.6

Total liabilities	$—	$3.6	$—	$3.6

Refer to Note 12 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class.  In addition to the items shown in the table above, see Note 15 – Postretirement Benefits for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

During 2011 and 2010, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities. The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount. Other than the assets measured at fair value on a recurring basis, as shown in the table above, the definite-lived asset balances shown in the Consolidated Balance Sheets that were measured at fair value on a non-recurring basis during the year ended December 31, 2011 were $5.5 million, of which $4.7 million and $0.8 million were measured as of December 31, 2011 and July 2, 2011, respectively. Asset balances measured at fair value on a non-recurring basis during the year ended December 31, 2010 were $17.4 million, of which $8.5 million, $2.9 million, $2.5 million and $3.5 million were measured as of December 31, 2010, October 2, 2010, July 3, 2010 and April 3, 2010, respectively.  Assets measured at fair value on a non-recurring basis relate primarily to assets no longer being used.  Those balances were determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 6 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Consolidated Balance Sheets in 2011 and 2010.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 11 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 1 – Significant Accounting Policies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company sells a broad range of recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position. There were no significant troubled debt restructurings during 2011.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2011:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Short-term	$—	$—	$3.0	$8.3	$—	$11.3
Long-term	—	—	1.2	4.9	—	6.1
Allowance for credit loss	—	—	(1.8)	(6.6)	—	(8.4)
Total	—	—	2.4	6.6	—	9.0

Third-Party Receivables:
Short-term	8.3	2.9	33.6	0.2	—	45.0
Long-term	—	—	33.1	0.1	—	33.2
Allowance for credit loss	—	—	—	—	—	—
Total	8.3	2.9	66.7	0.3	—	78.2

Other Receivables:
Short-term	6.3	2.4	6.0	—	7.5	22.2
Long-term	4.1	0.8	0.4	—	0.4	5.7
Allowance for credit loss	—	(2.6)	(0.4)	—	—	(3.0)
Total	10.4	0.6	6.0	—	7.9	24.9

Total Financing Receivables	$18.7	$3.5	$75.1	$6.9	$7.9	$112.1

Brunswick Corporation
Notes to Consolidated Financial Statements

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2010:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Short-term	$—	$—	$2.9	$11.2	$—	$14.1
Long-term	—	—	1.1	6.8	—	7.9
Allowance for credit loss	—	—	(1.4)	(8.2)	—	(9.6)
Total	—	—	2.6	9.8	—	12.4

Third-Party Receivables:
Short-term	8.1	2.9	38.4	0.2	—	49.6
Long-term	—	—	47.0	0.2	—	47.2
Allowance for credit loss	—	—	—	—	—	—
Total	8.1	2.9	85.4	0.4	—	96.8

Other Receivables:
Short-term	5.7	0.9	1.5	—	6.4	14.5
Long-term	5.6	0.8	0.8	—	2.3	9.5
Allowance for credit loss	—	(0.8)	(0.7)	—	(2.8)	(4.3)
Total	11.3	0.9	1.6	—	5.9	19.7

Total Financing Receivables	$19.4	$3.8	$89.6	$10.2	$5.9	$128.9

The following table sets forth activity related to the allowance for credit loss on financing receivables during the year ended December 31, 2011:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total

Recourse Receivables:
Beginning balance	$—	$—	$1.4	$8.2	$—	$9.6
Current period provision	—	—	0.7	0.4	—	1.1
Direct write-downs	—	—	(0.3)	(1.8)	—	(2.1)
Recoveries	—	—	—	(0.2)	—	(0.2)

Ending balance	$—	$—	$1.8	$6.6	$—	$8.4

Other Receivables:
Beginning balance	$—	$0.8	$0.7	$—	$2.8	$4.3
Current period provision	—	1.8	—	—	1.0	2.8
Direct write-downs	—	—	—	—	(1.0)	(1.0)
Recoveries	—	—	(0.3)	—	(2.8)	(3.1)

Ending balance	$—	$2.6	$0.4	$—	$—	$3.0

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 7 – Investments

Investments in Marketable Securities

The Company invests a portion of its cash reserves in marketable debt securities. These investments, which have an original maturity of up to two years, are reported in either Short-term or Long-term investments in marketable securities on the Consolidated Balance Sheets. Furthermore, the debt securities have readily determinable market values and are being accounted for as available-for-sale investments. These investments are recorded at fair market value with unrealized gains and losses reflected in Accumulated other comprehensive loss, a component of Shareholders’ equity on the Company’s Consolidated Balance Sheets, on an after-tax basis.

The following is a summary of the Company’s available-for-sale securities as of December 31, 2011:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)

Agency Bonds	$97.7	$—	$(0.1)	$97.6
Corporate Bonds	51.7	—	—	51.7
Commercial Paper	19.5	—	—	19.5
U.S. Treasury Bills	0.8	—	—	0.8

Total available-for-sale securities	$169.7	$—	$(0.1)	$169.6

The following is a summary of the Company’s available-for-sale securities as of December 31, 2010:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)

Corporate Bonds	$44.5	$—	$(0.1)	$44.4
Agency Bonds	31.0	—	—	31.0
Commercial Paper	29.5	—	—	29.5
U.S. Treasury Bills	0.8	—	—	0.8

Total available-for-sale securities	$105.8	$—	$(0.1)	$105.7

The net carrying value and estimated fair value of debt securities at December 31, 2011, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)

Available-for-sale debt securities:
Due in one year or less	$76.7	$76.7
Due after one year through two years	93.0	92.9

Total available-for-sale debt securities	$169.7	$169.6

Brunswick Corporation
Notes to Consolidated Financial Statements

The net carrying value and estimated fair value of debt securities at December 31, 2010, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)

Available-for-sale debt securities:
Due in one year or less	$84.8	$84.7
Due after one year through two years	21.0	21.0

Total available-for-sale debt securities	$105.8	$105.7

There were $125.4 million in sales and $71.5 million in redemptions of available-for-sale securities during 2011. There were no sales or redemptions of available-for-sale securities in 2010. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Consolidated Balance Sheets was ($0.1) million at December 31, 2011 and December 31, 2010.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.” For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or more likely than not the Company will be required to sell the debt securities.  The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovering its amortized cost. Based on the results of this evaluation, management concluded that as of December 31, 2011, the unrealized losses related to debt securities are temporary.

The majority of the unrealized losses relates to changes in interest rates and market spreads subsequent to purchase. The Company does not consider the credit-related unrealized losses on its debt securities to be material. The securities that have unrealized losses at December 31, 2011 are Agency Bonds that are highly-rated.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 8 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. The Company did not make any contributions to its other joint ventures in 2011, but contributed $12.4 million and $0.7 million in 2010 and 2009, respectively.

Brunswick received dividends from its unconsolidated affiliates of $0.4 million, $2.4 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company’s sales to and purchases from its equity investments, along with the corresponding receivables and payables, were not material to the Company’s overall results of operations for the years ended December 31, 2011, 2010 and 2009, or its financial position as of December 31, 2011 and 2010.

In December 2011, the Company announced plans to dissolve its Cummins MerCruiser Diesel Marine LLC joint venture between Brunswick’s Mercury Marine division and Cummins Marine, a division of Cummins Inc., by the end of the second quarter of 2012. This announcement resulted in a $3.8 million charge to Equity loss in the Consolidated Statements of Operations during the year ended December 31, 2011.

Note 8 – Financial Services

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

The term of the BAC joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. In March 2011, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 14 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 14 – Debt, is below $37.5 million.  As of December 31, 2011, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could potentially be significant to BAC. Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary. As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Consolidated Statements of Operations. BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS’s total investment in BAC at December 31, 2011 and 2010, was $10.6 million and $10.3 million, respectively.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2011	December 31, 2010

Investment	$10.6	$10.3
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(1.3)	(1.3)

Total maximum loss exposure	$81.6	$81.3

(A)	Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 11 – Commitments and Contingencies. Repurchase and recourse obligations are mainly related to a global repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates. The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction. Amounts above exclude any potential recoveries from the resale value of the repurchased product.

(B)	Represents accrued amounts for potential losses related to recourse exposure and the Company's expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $4.6 million, $2.7 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement, but excludes the discount expense paid by the Company in 2009 on the sale of Mercury Marine’s accounts receivable to the joint venture as noted below.

In May 2009, the Company entered into an asset-based lending facility (Mercury Receivables ABL Facility) with GECDF to replace the Mercury Marine accounts receivable sale program the Company had with BAC. Concurrent with entering into the Mercury Receivables ABL Facility, the Company repurchased $84.2 million of accounts receivable from BAC in May 2009. There were no accounts receivable sold to BAC in 2011 or 2010; however, accounts receivable totaling $186.4 million were sold to BAC in 2009. Discounts of $1.3 million for the year ended December 31, 2009 have been recorded as an expense in Other expense, net, in the Consolidated Statements of Operations. Pursuant to the joint venture agreement, BAC reimbursed Mercury Marine $1.1 million in 2009 for the related credit, collection and administrative costs incurred in connection with the servicing of such receivables.

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 9 – Goodwill and Other Intangibles

A summary of changes in the Company’s goodwill during the period ended December 31, 2011, by segment follows:

	December 31,				December 31,
(in millions)	2010	Acquisitions	Impairments	Adjustments	2011

Marine Engine	$20.2	$—	$—	$0.2	$20.4
Fitness	270.7	—	—	(0.8)	269.9

Total	$290.9	$—	$—	$(0.6)	$290.3

A summary of changes in the Company’s goodwill during the period ended December 31, 2010, by segment follows:

	December 31,				December 31,
(in millions)	2009	Acquisitions	Impairments	Adjustments	2010

Marine Engine	$20.3	$—	$—	$(0.1)	$20.2
Fitness	272.2	—	—	(1.5)	270.7

Total	$292.5	$—	$—	$(1.6)	$290.9

Adjustments in 2011 and 2010 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

A summary of changes in the Company’s trade names, included within Other intangibles, net on the Consolidated Balance Sheets during the period ended December 31, 2011, by segment follows:

	December 31,				December 31,
(in millions)	2010	Acquisitions	Impairments	Adjustments	2011

Marine Engine	$19.8	$—	$—	$0.1	$19.9
Boat	11.1	—	—	—	11.1
Fitness	0.5	—	—	—	0.5

Total	$31.4	$—	$—	$0.1	$31.5

A summary of changes in the Company’s trade names during the period ended December 31, 2010, by segment follows:

	December 31,				December 31,
(in millions)	2009	Acquisitions	Impairments	Adjustments	2010

Marine Engine	$20.3	$—	$—	$(0.5)	$19.8
Boat	12.2	—	(1.1)	—	11.1
Fitness	0.5	—	—	—	0.5

Total	$33.0	$—	$(1.1)	$(0.5)	$31.4

Adjustments in 2011 and 2010 primarily relate to the effect of foreign currency translation on trade names denominated in currencies other than the U.S. dollar.

Brunswick Corporation
Notes to Consolidated Financial Statements

Other intangibles consist of the following:

	December 31, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer relationships	$234.2	$(218.4)	$243.2	$(221.8)
Other	19.2	(17.3)	23.0	(19.1)

Total	$253.4	$(235.7)	$266.2	$(240.9)

Other amortized intangible assets include patents, non-compete agreements and other intangible assets. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation.  Aggregate amortization expense for intangibles was $7.3 million, $9.8 million and $11.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for intangible assets is approximately $5 million for the year ending December 31, 2012, approximately $4 million in 2013, approximately $3 million in 2014, approximately $2 million in 2015, and approximately $2 million in 2016.

Note 10 – Income Taxes

The sources of Earnings (loss) before income taxes were as follows:

(in millions)	2011	2010	2009

United States	$24.3	$(145.9)	$(690.8)
Foreign	65.0	61.2	6.1

Earnings (loss) before income taxes	$89.3	$(84.7)	$(684.7)

The Income tax provision (benefit) consisted of the following:

(in millions)	2011	2010	2009

Current tax expense (benefit):
U.S. Federal	$—	$0.2	$(10.9)
State and local	1.5	1.3	(0.2)
Foreign	19.2	18.8	11.8
Total current	20.7	20.3	0.7

Deferred tax expense (benefit):
U.S. Federal	3.4	3.8	(138.9)
State and local	0.8	1.3	32.0
Foreign	(7.5)	0.5	7.7
Total deferred	(3.3)	5.6	(99.2)

Total provision (benefit)	$17.4	$25.9	$(98.5)

Brunswick Corporation
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2011 and 2010, were as follows:

(in millions)	2011	2010

Current deferred tax assets:
Product warranties	$49.9	$50.6
Sales incentives and discounts	24.1	25.8
Other	88.0	100.6
Gross current deferred tax assets	162.0	177.0

Valuation allowance	(139.3)	(153.9)

Total net current deferred tax assets	22.7	23.1

Other	(7.9)	(6.1)
Total current deferred tax liabilities	(7.9)	(6.1)

Total net current deferred taxes	$14.8	$17.0

Non-current deferred tax assets:
Pension	$196.0	$184.4
Loss carryforwards	147.9	156.0
Tax credit carryforwards	158.2	148.6
Postretirement and postemployment benefits	34.1	37.9
Other	71.2	62.0
Gross non-current deferred tax assets	607.4	588.9

Valuation allowance	(612.8)	(568.6)

Total net non-current deferred tax assets	(5.4)	20.3

Non-current deferred tax liabilities:
Unremitted foreign earnings and withholding	(33.3)	(26.5)
State and local income taxes	(34.9)	(34.9)
Other	(8.2)	(30.5)
Total non-current deferred tax liabilities	(76.4)	(91.9)

Total net non-current deferred taxes	$(81.8)	$(71.6)
At December 31, 2011, the Company had a total valuation allowance of $752.1 million, of which $139.3 million was current and $612.8 million was non-current. This valuation allowance is primarily due to uncertainty concerning the realization of certain net deferred tax assets. For the year ended December 31, 2011, the valuation allowance increased $29.6 million, mainly as a result of pension remeasurement, which is included in Accumulated other comprehensive loss, and tax credits for which no tax benefit could be recorded. The remaining realizable value of net deferred tax assets at December 31, 2011, was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks and certain tax planning strategies.

At December 31, 2011, the tax benefit of loss carryovers totaling $151.3 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $2.7 million for the tax benefit of a federal net operating loss (NOL) carryback, $31.1 million for the tax benefit of a federal NOL carryforward, $71.2 million for the tax benefit of state NOL carryforwards, $24.9 million for the tax benefit of foreign NOL carryforwards and $21.4 million for the tax benefit of unused capital losses. NOL carryforwards of $106.6 million expire at various intervals between the years 2012 and 2031, while $20.6 million have an unlimited life.

Brunswick Corporation
Notes to Consolidated Financial Statements

At December 31, 2011, tax credit carryforwards totaling $158.2 million were available to reduce future tax liabilities.  This deferred tax asset was comprised of $63.1 million related to foreign tax credits, $60.4 million related to general business credits, $3.8 million related to miscellaneous other federal credits, and $30.9 million of various state tax credits related to research and development, capital investment, and job incentives.  The above credits expire at various intervals between the years 2012 and 2032.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the United States of earnings from all non-U.S. subsidiaries and unconsolidated affiliates. The indefinite reversal criterion has been applied to certain entities and allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

The Company had undistributed earnings of foreign subsidiaries of $34.8 million and $28.1 million at December 31, 2011 and 2010, respectively, for which deferred taxes have not been provided as such earnings are presumed to be indefinitely reinvested in the foreign subsidiaries. If such earnings were repatriated, additional tax provisions may result. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not indefinitely reinvested in operations outside the United States.

As of December 31, 2011, 2010 and 2009 the Company had $26.9 million, $36.9 million and $45.9 million of gross unrecognized tax benefits, including interest, respectively. Of these amounts, $25.3 million, $35.0 million, and $42.2 million, respectively, represent the portion that, if recognized, would impact the Company’s tax provision and the effective tax rate.

 The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011, 2010 and 2009 the Company had $2.5 million, $4.9 million and $6.0 million accrued for the payments of interest, respectively, and no amounts accrued for penalties.

Brunswick Corporation
Notes to Consolidated Financial Statements

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2011 and 2010 annual reporting periods:

(in millions)	2011	2010

Balance at January 1	$32.0	$39.9
Gross increases – tax positions prior periods	3.9	3.2
Gross decreases – tax positions prior periods	(6.0)	(1.9)
Gross increases – current period tax positions	1.0	1.8
Decreases – settlements with taxing authorities	(5.0)	(7.1)
Reductions – lapse of statute of limitations	(1.5)	(3.4)
Other – CTA	(0.0)	(0.5)

Balance at December 31	$24.4	$32.0

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2011 could decrease by approximately $5.2 million in 2012 as a result of expected settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2012, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2006 through 2010 are currently open for examination by the Internal Revenue Service (IRS). The IRS has completed its field examination and has issued its Revenue Agents Report for 2006 through 2009 and all open issues have been resolved. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year. With the exception of Germany, where the Company recently received the Tax Auditor’s Report for taxable years 1998 through 2001, and is currently under audit for taxable years 2002 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2007.

Brunswick Corporation
Notes to Consolidated Financial Statements

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory Federal income tax rate to earnings (loss) before income taxes is attributable to the following:

(in millions)	2011	2010	2009

Income tax provision (benefit) at 35 percent	$31.2	$(29.7)	$(239.7)
State and local income taxes, net of Federal income tax effect	(0.1)	(5.5)	(20.6)
Deferred tax asset valuation allowance	(1.3)	79.0	179.5
OCI reclassification to continuing operations	—	—	(29.9)
Change in permanently reinvested assertion	—	—	18.9
Asset dispositions and write-offs	(13.1)	(2.1)	(1.9)
Change in estimates related to prior years and prior years amended tax return filings	(0.3)	1.1	(4.3)
Federal and state tax credits	(5.9)	(21.3)	(0.5)
Taxes related to foreign income, net of credits	2.0	8.0	(9.1)
Taxes related to unremitted earnings	6.8	(5.2)	0.5
Tax reserve reassessment	(5.8)	0.2	7.4
Other	3.9	1.4	1.2

Actual income tax provision (benefit)	$17.4	$25.9	$(98.5)

Effective tax rate	19.5%	(30.6)%	14.4%

Note 11 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs. Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding. The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers. Potential payments in connection with these customer financing arrangements generally extend over several years. The potential cash obligations associated with these customer financing arrangements as of December 31, 2011 and 2010 were:

	Single Year Obligation		Maximum Obligation
(in millions)	2011	2010	2011	2010

Marine Engine	$7.4	$6.0	$7.4	$6.0
Boat	2.1	3.2	2.1	3.2
Fitness	27.5	28.1	31.3	43.6
Bowling & Billiards	2.5	5.4	4.6	11.8

Total	$39.5	$42.7	$45.4	$64.6

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing. The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing. The Company had $4.5 million and $6.0 million accrued for potential losses related to recourse exposure at December 31, 2011 and 2010, respectively.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer. These arrangements are typically subject to a maximum repurchase amount. The potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2011 and 2010 were:

	Single Year Obligation		Maximum Obligation
(in millions)	2011	2010	2011	2010

Marine Engine	$2.2	$2.6	$2.2	$2.6
Boat	82.9	86.3	102.9	106.3
Bowling & Billiards	0.3	0.2	0.3	0.2

Total	$85.4	$89.1	$105.4	$109.1

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.3 million and $1.7 million accrued for potential losses related to repurchase exposure at December 31, 2011 and 2010, respectively. The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded the fair value of its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances.  Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $45.0 million and $49.6 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2011 and 2010, respectively.  Further, the long-term portion of these arrangements of $33.2 million and $47.2 million as of December 31, 2011 and 2010, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $36.3 million and $88.7 million as of December 31, 2011 and 2010, respectively.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies. The Company has recorded reserves to cover liabilities associated with these programs. Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds. As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $8.1 million as collateral against $13.0 million of outstanding surety bonds as of December 31, 2011.

During the third quarter of 2011, the Company entered into a collateral trust arrangement with an insurance carrier and a trustee bank. The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations. In connection with this arrangement, the Company transferred $20.0 million of cash into the trust, and cancelled an equal amount of letters of credit which had been previously provided as collateral against these obligations. The cash assets included in the trust are classified as Restricted cash on the Company’s Consolidated Balance Sheet and the cash transfer has been reflected as Transfer to restricted cash on the Consolidated Statement of Cash Flows.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses at December 31:

(in millions)	2011	2010

Balance at January 1	$151.3	$139.8
Payments made	(82.2)	(89.4)
Provisions/additions for contracts issued/sold	62.5	101.1
Aggregate changes for preexisting warranties	1.6	(0.2)

Balance at December 31	$133.2	$151.3

Additionally, customers may purchase a contract from the Company that extends product warranty beyond the standard period in the Company’s Marine Engine, Boat and Fitness segments. For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold. The deferred liability is reduced and revenue is recognized over the contract period during which costs are expected to be incurred. Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $41.4 million and $37.4 million at December 31, 2011 and 2010, respectively and is recorded in Accrued expenses and Other long-term liabilities.

Legal and Environmental

The Company accrues for litigation exposure based upon its assessment, made in consultation with counsel, of the likely range of exposure stemming from the claim. Management does not expect, in light of existing reserves, that the Company’s litigation claims, when finally resolved, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. If current estimates for the cost of resolving any claims are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required.

German Tax Audit

As the result of a German tax audit for years 1998 through 2001, the Company’s German subsidiary received a proposed audit adjustment in the fourth quarter of 2009, which was contested by the Company, related to the shutdown of the subsidiary’s pinsetter manufacturing operation and sale of the subsidiary’s pinsetter assets to a related subsidiary. In December 2011, this subsidiary received the tax auditor’s audit report, which included all of the Company’s German subsidiaries for the period 1998 through 2011. The audit report eliminated the proposed audit adjustment related to the shutdown of the subsidiary’s pinsetter manufacturing operation and sale of the subsidiary’s pinsetter assets to a related subsidiary, which was a favorable result to the Company. The report, however, also included miscellaneous unfavorable tax adjustments. These taxable income adjustments will result in no cash tax payment due as such adjustments will be offset by the subsidiary’s consolidated German tax net operating losses.

Brunswick Corporation
Notes to Consolidated Financial Statements

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

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $41 million to $79 million as of December 31, 2011. At December 31, 2011 and 2010, Brunswick had reserves for environmental liabilities of $48.0 million and $48.5 million, respectively, reflected in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. There were environmental provisions of $1.2 million, $1.3 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Brunswick accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company’s environmental claims, when finally resolved, are not expected, in the opinion of management, to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Asbestos Claims

Brunswick’s subsidiary, Old Orchard Industrial Corp., is a defendant in more than 2,500 lawsuits involving claims of asbestos exposure from products manufactured by Vapor Corporation (Vapor), a former subsidiary divested by the Company in 1990. The substantial majority of the asbestos suits involve numerous other defendants. The claims generally allege that Vapor sold products that contained asbestos, and seek monetary damages. Neither Brunswick nor Vapor is alleged to have manufactured asbestos. Several thousand claims against Vapor have been dismissed with no payment and no claim has gone to jury verdict. In a few cases, claims have been filed against other Brunswick entities alleging the sale of products with components that include asbestos.  A majority of these suits have been dismissed or settled. The Company does not believe that the resolution of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices. Derivative instruments are not used for trading or speculative purposes. For certain derivative contracts, on the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges to specific forecasted transactions. The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item. If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate. There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2011, 2010 and 2009. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded. The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

Fair Value Hedges. During 2011 and 2010, the Company entered into foreign currency forward contracts to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in foreign exchange rates. The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings, each period as incurred.

Cash Flow Hedges. The Company enters into certain derivative instruments that qualify as cash flow hedges. The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions. The Company also enters into commodity swap agreements, based on anticipated purchases of aluminum, copper and natural gas, to manage risk related to price changes. In addition, the Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2011, the term of derivative instruments hedging forecasted transactions ranged from one to 22 months.

Brunswick Corporation
Notes to Consolidated Financial Statements

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2011		2010
(in millions)	Pretax	After-tax	Pretax	After-tax

Beginning balance	$3.1	$(0.3)	$9.6	$6.2
Net change associated with current period hedging activity	(9.8)	(9.8)	(1.7)	(1.7)
Net amount recognized into earnings (loss)	5.8	5.8	(4.8)	(4.8)

Ending balance	$(0.9)	$(4.3)	$3.1	$(0.3)

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. These include: product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at December 31, 2011 and 2010, had notional contract values of $112.1 million and $138.3 million, respectively. Option contracts outstanding at December 31, 2011 and 2010, had notional contract values of $106.8 million and $181.1 million, respectively. The forward and options contracts outstanding at December 31, 2011, mature during 2012 and mainly relate to the Euro, Canadian dollar, Japanese yen, Mexican peso, British pound, Australian dollar, Swedish krona, Norwegian krone, New Zealand dollar, and Hungarian forint. As of December 31, 2011, the Company estimates that during the next 12 months, it will reclassify approximately $2.8 million of net gains (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. In the third quarter of 2011, the Company entered into forward starting interest rate swaps with a combined notional value of $50.0 million to hedge the interest rate risk associated with the anticipated debt refinancing in 2013 of the Company’s senior notes due in 2016.

As of December 31, 2011 and 2010, the Company had $0.5 million and $3.9 million, respectively, of net deferred gains associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss. These amounts include gains deferred on $250.0 million of notional value forward starting interest rate swaps terminated in July 2006, net of losses deferred on $150.0 million of forward starting swaps, which were terminated in August 2008, and losses deferred on $50.0 million of notional value forward starting swaps, which were outstanding at December 31, 2011. In 2011, the Company recognized $0.9 million of income related to the net amortization of deferred gains and losses resulting from settled forward starting interest rate swaps.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas. Commodity swap contracts outstanding at December 31, 2011 and 2010 had notional values of $27.1 million and $14.0 million, respectively. The contracts outstanding mature through 2013. The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2011, the Company estimates that during the next 12 months, it will reclassify approximately $3.8 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

Brunswick Corporation
Notes to Consolidated Financial Statements

As of December 31, 2011, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$3.9	Accrued expenses	$1.5
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	4.1
Interest rate contracts	Prepaid expenses and other	—	Accrued expenses	2.4

Total		$3.9		$8.0

As of December 31, 2010, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Prepaid expenses and other	$1.1	Accrued expenses	$3.4
Commodity contracts	Prepaid expenses and other	2.4	Accrued expenses	0.2

Total		$3.5		$3.6

Brunswick Corporation
Notes to Consolidated Financial Statements

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2011, was:

(in millions)
Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Earnings (Loss)

Foreign exchange contracts	Cost of sales	$(1.4)
Foreign exchange contracts	Other expense, net	—

Total		$(1.4)

Cash Flow Hedge Instruments	Amount of Loss on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)

Interest rate contracts	$(2.4)	Interest expense	$0.9
Foreign exchange contracts	(3.8)	Cost of sales	(9.8)
Commodity contracts	(3.6)	Cost of sales	3.1

Total	$(9.8)		$(5.8)

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2010, was:

(in millions)
Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings (Loss)	Amount of Gain (Loss) on Derivatives Recognized in Earnings (Loss)

Foreign exchange contracts	Cost of sales	$(1.8)
Foreign exchange contracts	Other expense, net	0.4

Total		$(1.4)

Cash Flow Hedge Instruments	Amount of Loss on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings (Loss) (Effective Portion)

Interest rate contracts	$—	Interest expense	$0.9
Foreign exchange contracts	(0.7)	Cost of sales	2.0
Commodity contracts	(1.0)	Cost of sales	1.9

Total	$(1.7)		$4.8

Brunswick Corporation
Notes to Consolidated Financial Statements

Concentration of Credit Risk. The Company enters into financial instruments and invests a portion of its cash reserves in marketable debt securities with banks and investment firms with which the Company has business relationships and regularly monitors the credit ratings of its counterparties. The Company sells a broad range of recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program. The Company’s business units maintain credit organizations to manage financial exposure.  Credit risk assessments are performed on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  There are no concentrations of credit risk resulting from accounts receivable that are considered material to the Company’s financial position.  Refer to Note 6 – Financing Receivables for more information.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments. At December 31, 2011 and 2010, the estimated fair value of the Company’s long-term debt was approximately $703.1 million and $870.0 million, respectively, using quoted market prices or discounted cash flows based on market rates for similar types of debt. The carrying value of long-term debt, including current maturities, was $691.9 million as of December 31, 2011.

Note 13 – Accrued Expenses

Accrued Expenses at December 31, 2011 and 2010 were as follows:

(in millions)	2011	2010

Compensation and benefit plans	$171.9	$144.0
Product warranties	133.2	151.3
Sales incentives and discounts	78.5	93.6
Repurchase, recourse and secured obligations	50.8	57.3
Deferred revenue and customer deposits	45.8	58.9
Insurance reserves	43.2	49.8
Interest	18.6	21.9
Real, personal and other non-income taxes	11.0	12.6
Environmental reserves	9.5	8.8
Other	61.2	63.0

Total accrued expenses	$623.7	$661.2

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 14 – Debt

Short-term debt at December 31, 2011 and 2010 consisted of the following:

(in millions)	2011	2010

Current maturities of long-term debt	$1.5	$1.7
Other short-term debt	0.9	0.5

Total short-term debt	$2.4	$2.2

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of December 31, 2011, the borrowing base totaled $254.4 million and available borrowing capacity totaled $231.5 million, net of $22.9 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 37.5 basis points per annum as of December 31, 2011.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 250 basis points as of December 31, 2011.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (150 basis points as of December 31, 2011); the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A., or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of 2011, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.  Upon entering into the Facility in March 2011, the Company terminated its existing Mercury Receivables ABL Facility, as described in Note 8 – Financial Services, and its $400.0 million secured, asset-based facility, which was set to expire in May 2012.  As a result of terminating these agreements, the Company wrote off $1.1 million of deferred debt issuance costs during the first quarter of 2011.

Brunswick Corporation
Notes to Consolidated Financial Statements

Long-Term Debt at December 31, 2011 and 2010 consisted of the following:

(in millions)	2011	2010

Senior notes, currently 11.25%, due 2016, net of discount of $5.9 and $8.4	$287.9	$341.6
Notes, 7.125% due 2027, net of discount of $0.6 and $0.8	167.2	199.2
Debentures, 7.375% due 2023, net of discount of $0.3 and $0.4	114.4	124.6
Senior notes, currently 11.75%, due 2013	73.0	117.2
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $7.3 and $8.0	42.7	42.0
Notes, various up to 5.892% payable through 2022	6.7	5.5
	691.9	830.1
Current maturities of long-term debt	(1.5)	(1.7)

Long-term debt	$690.4	$828.4

Scheduled maturities, net of discounts
2012	$1.5
2013	84.6
2014	6.2
2015	5.6
2016	293.5
Thereafter	300.5

Total long-term debt including current maturities	$691.9

Under the terms of the loan with the Fond du Lac County Economic Development Corporation, up to approximately 43 percent of the principal due is forgivable if the Company achieves certain employment target levels as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters.

The Company’s debt-repurchase activity during the years ended December 31, 2011 and 2010 was as follows:

(in millions)	2011	2010

Senior notes, currently 11.75%, due 2013	$44.2	$36.2
Senior notes, currently 11.25%, due 2016	56.2	—
Notes, 7.125%, due 2027	32.1	—
Debentures, 7.375%, due 2023	10.3	—

Total debt repurchases	$142.8	$36.2

Loss on early extinguishment of debt	$19.8	$5.7

Note 15 – Postretirement Benefits

Overview. The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company’s contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans. The expense related to these plans was $30.9 million, $25.0 million and $24.0 million in 2011, 2010 and 2009, respectively. Company contributions to multiemployer plans were $0.5 million, $0.3 million and $0.4 million in 2011, 2010 and 2009, respectively. The multiemployer plans are not significant individually or in the aggregate.

Brunswick Corporation
Notes to Consolidated Financial Statements

 The Company’s domestic pension and retiree health care and life insurance benefit plans, which are discussed below, provide benefits based on years of service and, for some plans, average compensation prior to retirement. The Company uses a December 31 measurement date for these plans. The Company’s foreign postretirement benefit plans are not significant individually or in the aggregate.

Plan Developments.  During 2011 and 2010, the Company froze future benefit accruals for certain hourly pension plan participants effective December 31, 2011.  The Company recognized these actions as curtailments.  Additionally, benefit freezes in the retiree medical and life insurance benefit plan for certain hourly participants were recognized as negative plan amendments due to the elimination of benefits earned.  In connection with the negative plan amendments, the Company recognized reductions of its benefit obligation for hourly retiree medical and life insurance benefit plans of $6.1 million and $0.8 million in 2011 and 2010, respectively.

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

Costs. Pension and other postretirement benefit costs included the following components for 2011, 2010 and 2009:

				Other Postretirement
	Pension Benefits			Benefits
(in millions)	2011	2010	2009	2011	2010	2009

Service cost	$1.1	$1.1	$9.2	$0.2	$0.4	$1.1
Interest cost	62.4	64.8	66.4	3.2	3.9	4.9
Expected return on plan assets	(53.3)	(49.5)	(49.4)	—	—	—
Amortization of prior service costs (credits)	0.4	0.4	3.6	(5.2)	(3.9)	(2.4)
Amortization of net actuarial loss	21.3	22.2	52.5	1.0	—	—
Curtailment loss	0.3	0.1	12.4	—	—	0.7
Settlement loss	—	—	1.5	—	—	—

Net pension and other benefit costs	$32.2	$39.1	$96.2	$(0.8)	$0.4	$4.3

Brunswick Corporation
Notes to Consolidated Financial Statements

Benefit Obligations and Funded Status. A reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending December 31, 2011, and a statement of the funded status at December 31 for these years for the Company’s pension and other postretirement benefit plans follow:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2011	2010	2011	2010

Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,214.2	$1,143.8	$77.8	$76.0
Service cost	1.1	1.1	0.2	0.4
Interest cost	62.4	64.8	3.2	3.9
Participant contributions	—	—	1.7	1.9
Actuarial losses	113.1	74.8	2.8	6.6
Benefit payments	(71.5)	(70.4)	(9.7)	(10.2)
Plan amendments	—	0.1	(6.1)	(0.8)

Benefit obligation at December 31	1,319.3	1,214.2	69.9	77.8

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	740.4	682.2	—	—
Actual return on plan assets	47.2	91.2	—	—
Employer contributions	79.6	37.4	8.0	8.3
Participant contributions	—	—	1.7	1.9
Benefit payments	(71.5)	(70.4)	(9.7)	(10.2)

Fair value of plan assets at December 31	795.7	740.4	—	—

Funded status at December 31	$(523.6)	$(473.8)	$(69.9)	$(77.8)

The amounts included in the Company’s Consolidated Balance Sheets as of December 31, 2011 and 2010, were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2011	2010	2011	2010

Accrued expenses	$4.0	$4.1	$9.2	$10.4
Postretirement benefit liabilities	519.6	469.7	60.7	67.4

Net amount recognized	$523.6	$473.8	$69.9	$77.8

As of December 31, 2011 and 2010, the projected and accumulated benefit obligations for the Company’s pension plans were in excess of plan assets for all plans.  The projected and accumulated benefit obligations and fair value of plan assets for the Company’s qualified and nonqualified pension plans at December 31 were as follows:

(in millions)	2011	2010

Projected benefit obligation	$1,319.3	$1,214.2
Accumulated benefit obligation	$1,319.3	$1,214.2
Fair value of plan assets	$795.7	$740.4
Funded status	60%	61%

Brunswick Corporation
Notes to Consolidated Financial Statements

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company’s unfunded, nonqualified pension plan of $43.1 million and $42.0 million at December 31, 2011 and 2010, respectively.

The Company’s nonqualified pension plan and other postretirement benefit plans are not funded.

Accumulated Other Comprehensive Income (Loss). The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive income (loss) as of December 31:

			Other
			Postretirement
	Pension Benefits		Benefits
(in millions)	2011	2010	2011	2010

Prior service costs (credits)
Beginning balance	$0.8	$1.2	$(23.4)	$(26.5)
Prior service costs (credits) arising during the period	—	0.1	(6.1)	(0.8)
Amount recognized as component of net benefit costs	(0.7)	(0.5)	5.2	3.9

Ending balance	0.1	0.8	(24.3)	(23.4)

Net actuarial losses
Beginning balance	494.1	483.2	13.2	6.6
Actuarial losses arising during the period	119.1	33.1	2.8	6.6
Amount recognized as component of net benefit costs	(21.3)	(22.2)	(1.0)	—

Ending balance	591.9	494.1	15.0	13.2

Total	$592.0	$494.9	$(9.3)	$(10.2)

The estimated pretax prior service cost and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2011, expected to be recognized as components of net periodic benefit cost in 2012 for the Company’s pension plans, are $0.0 million and $21.9 million, respectively. The estimated pretax prior service credit and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2011, expected to be recognized as components of net periodic benefit cost in 2012 for the Company’s other postretirement benefit plans, are $6.2 million and $2.2 million, respectively.

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

Brunswick Corporation
Notes to Consolidated Financial Statements

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service.  The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2011	2010

Health care cost trend rate for next year	7.6%	7.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2011, would have the following effects:

	One Percent	One Percent
(in millions)	Increase	Decrease

Effect on total service and interest cost	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	$1.5	$(1.3)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

Assumptions. Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Discount rate	4.50%	5.30%	4.20%	4.80%
Rate of compensation increase(A)	0.00%	0.00%	—	—

(A)
Assumption used in determining pension benefit obligation only. The rate of compensation increase was reduced to 0.00% at December 31, 2008, as a result of the decision to freeze future benefit accruals for those plans where benefits are based on average compensation.

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2011	2010	2009

Discount rate for pension benefits(A)	5.20%-5.30%	5.85%	6.00%-7.65%
Discount rate for other postretirement benefits(A)	4.65%-4.80%	5.45%	5.5%-7.25%
Long-term rate of return on plan assets(B)	7.25%	7.50%	8.00%
Rate of compensation increase(B)	0.00%	0.00%	0.00%

(A)	Range of discount rates in 2011 and 2009 reflects the remeasurements of pension and postretirement benefit costs during the year due to negative plan amendments and curtailments recognized.

(B)	Assumption used in determining pension benefit cost only.

The Company utilized a yield curve analysis to determine the discount rates for pension and other postretirement benefit obligations in 2011, 2010 and 2009. The yield curve consists of spot interest rates at half yearly increments for each of the next 30 years and was developed based on pricing and yield information for high quality corporate bonds rated Aa by Moody’s, excluding callable bonds, bonds of less than a minimum size and other filtering criteria. The yield curve analysis matched the cash flows of the Company’s benefit obligations.

Brunswick Corporation
Notes to Consolidated Financial Statements

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience, future expectations of investment returns, asset allocations, investment strategies and views of investment professionals. The Company’s long-term rate of return on assets assumptions of 7.25 percent for 2011, 7.5 percent for 2010, and 8.0 percent for 2009, reflects expectations of projected weighted average market returns for the plans’ assets.

Master Trust Investments. Assets of the Company’s Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. In general, the Trust’s investment strategy is to invest in a diversified portfolio of assets that will generate returns equal to or in excess of the discount rate used to measure plan liabilities. The excess returns generated from this strategy will contribute to improving the funded position of the plan. In order for returns to exceed the discount rate, the Trust will invest in equities and other asset classes which have had historically higher rates of returns than fixed income investments.  These asset classes have also had lower correlations to changes in plan liabilities resulting from changes in the discount rate.  All investments are continually monitored and reviewed, with a focus on asset allocation, investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Over time, the Company will be shifting a greater percentage of the Trust’s assets into long-term fixed-income securities, with an objective of achieving an improved matching of asset returns with changes in liabilities. The Company will consider these changes in asset allocation based on a number of factors including improvements in the plans’ funded position, performance of equity investments and changes in the discount rate used to measure plan liabilities.  In 2010, investments in equity assets were transitioned to a passive manager from active equity managers to enable efficient and timely changes in asset allocations and reduce the risk associated with active management.

The Trust asset allocation at December 31, 2011 and 2010, and target allocations for December 31, 2011 were as follows:

	2011	2010	Target Allocations

Equity securities:
United States	46%	54%	45%
International	8%	11%	10%
Fixed-income securities	42%	33%	45%
Short-term investments	4%	2%	—

Total	100%	100%	100%

Brunswick Corporation
Notes to Consolidated Financial Statements

The fair values of the Trust’s pension assets at December 31, 2011, by asset class were as follows:

	Fair Value Measurements at December 31, 2011 (A)

(in millions)		Quoted Prices
		in Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$28.9	$0.1	$28.8	$—
Equity securities: (B)
United States	367.2	—	367.2	—
International	65.4	—	65.4	—
Debt securities:
Government securities (C)	113.6	75.6	38.0	—
Corporate securities (D)	98.5	—	98.5	—
Commingled funds (E)	126.5	—	126.5	—
Total pension assets at fair value	800.1	$75.7	$724.4	$—
Other assets (F)	(4.4)
Total pension plan net assets	$795.7

(A)
See Note 5 – Fair Value Measurements for a description of levels within the fair value hierarchy.  The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  A description of the valuation methodologies is provided following these tables.  There were no significant transfers in and/or out of Level 1, Level 2 and Level 3 in 2011.

(B)
The majority of equity assets are invested in two indexed funds based on the Russell 3000 Index (U.S.) and the MSCI EAFE Equity Index (International).  The Trust did not directly own any of the Company’s common stock as of December 31, 2011.

(C)	Government securities are comprised primarily of U.S. Treasury bonds and other government securities.

(D)	Corporate securities consist primarily of investment grade bonds issued by companies in diversified industries.

(E)
This class includes commingled funds that primarily invest in investment grade corporate securities and government-related securities. This class also includes investments in non-agency collateralized mortgage obligation and mortgage-backed securities, futures and options.

(F)	This class includes interest receivable and receivables/payables for securities sold/purchased.

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

(A)
See Note 5 – Fair Value Measurements for a description of levels within the fair value hierarchy.  The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  A description of the valuation methodologies is provided following these tables.  There were no significant transfers in and/or out of Level 1, Level 2 and Level 3 in 2010.

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

(F)	This class represents a limited partnership real estate fund with investments in apartments. This fund was fully liquidated in 2011.

(G)	This class includes a small amount of derivatives (interest rate swaps, options and futures).

(H)	This class includes dividends and interest receivable and receivables or payables for securities sold or purchased.

Brunswick Corporation
Notes to Consolidated Financial Statements

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. See Note 5 – Fair Value Measurements for further description of the procedures the Company performs with respect to its Level 2 measurements:

Equity securities: The indexed equity funds are valued at the net asset value (NAV) provided by the investment managers. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. The indexed equity funds are invested in portfolios of equity securities with the goal of matching returns to specific indices for the specific fund.  Investments in United States equity securities are invested in an index fund that tracks the Russell 3000 index, which is an all cap market index.  International equities are invested in an index fund that tracks the MSCI EAFE index, which is an index that tracks non-U.S. developed markets worldwide.  Other equity securities are valued at quoted market price of securities if available; otherwise, the securities are valued using other pricing sources available to the Trust.

Corporate debt securities: Corporate debt securities are valued based on prices provided by third-party pricing sources, which are based on estimated prices at which a dealer would pay for or sell a security.

Government debt securities: U.S. Treasury bonds are valued using quoted market prices in active markets. Other agency securities are valued based on prices provided by third-party pricing sources, which are based on estimated prices at which a dealer would pay for or sell a security.

Short-term investments, commingled funds: Short-term investments and commingled funds are valued at the net asset value (NAV) provided by the investment managers. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.  Investments in fixed income commingled funds include long-duration corporate bonds and government-related securities with the goal of preserving capital and maximizing total return consistent with prudent investment management.

Real estate: The limited partnership real estate fund was fully liquidated in 2011.

Other investments: Derivative instruments are valued using market indices.

A reconciliation of the changes in the fair value measurements of pension plan assets using significant unobservable inputs (Level 3) for the year ended December 31, 2011, follows:

Real
(in millions)	Estate

Beginning balance at December 31, 2010	$0.9
Actual return on plan assets:
Unrealized gains (losses)	—
Realized gains (losses)	—
Purchases, sales and settlements	(0.9)
Transfers in/(out)	—

Ending balance at December 31, 2011	$—

Brunswick Corporation
Notes to Consolidated Financial Statements

A reconciliation of the changes in the fair value measurements of pension plan assets using significant unobservable inputs (Level 3) for the year ended December 31, 2010, follows:

	United States	Real	Other
(in millions)	Equities	Estate	Investments	Total

Beginning balance at December 31, 2009	$2.3	$79.8	$5.8	$87.9
Actual return on plan assets:
Unrealized gains (losses)	0.3	8.3	10.2	18.8
Realized gains (losses)	—	(11.2)	(10.2)	(21.4)
Purchases, sales and settlements	(2.3)	(76.0)	(5.8)	(84.1)
Transfers in/(out)	(0.3)	—	—	(0.3)

Ending balance at December 31, 2010	$—	$0.9	$—	$0.9

Expected Cash Flows. The expected cash flows for the Company’s pension and other postretirement benefit plans follow:

(in millions)	Pension Benefits	Other Post- retirement Benefits

Company contributions expected to be made in 2012 (A)	$79.0	$9.2
Expected benefit payments (which reflect future service):
2012	$76.1	$9.2
2013	$77.9	$7.9
2014	$79.6	$6.7
2015	$80.9	$6.3
2016	$82.0	$6.0
2017-2021	$418.0	$24.1

(A)
The Company currently anticipates contributing approximately $75.0 million to fund the qualified pension plans and approximately $4.0 million to cover benefit payments in the unfunded, nonqualified pension plan in 2012.  Company contributions are subject to change based on market conditions or Company discretion

The Company also provides postemployment benefits to qualified former or inactive employees. The pretax prior service credits in Accumulated other comprehensive income (loss) recognized in income was $1.3 million in both 2011 and 2010. The estimated pretax prior service credit in Accumulated other comprehensive income (loss) at December 31, 2011, expected to be recognized in income in 2012, is $1.3 million.

Note 16 – Stock Plans and Management Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, SARs, non-vested stock and other types of share-based awards to executives and other management employees. Under the Plan, the Company may issue up to 13.1 million shares, from treasury shares and authorized, but unissued shares of common stock.  As of December 31, 2011, 2.5 million shares were available for grant.

Brunswick Corporation
Notes to Consolidated Financial Statements

Stock Options and SARs

Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options. Generally, stock options and SARs are exercisable over a period of 10 years, or as otherwise determined by the Human Resources and Compensation Committee of the Board of Directors, and subject to vesting periods of generally four years. However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; or (iii) with respect to awards granted prior to 2008, upon the sale or divestiture of the business unit to which the grantee is assigned. With respect to stock option and SAR awards granted prior to 2006, grantees continued to vest in accordance with the applicable vesting schedule even upon termination of employment if the sum of (A) the age of the grantee, and (B) the grantee’s total number of years of service, equals 65 or more. With respect to SARs granted in 2006 through April 2009, grantees continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62, and (B) the grantee’s age plus total years of service equals 70 or more. The exercise price of stock options and SARs issued under the Plan cannot be less than the fair market value of the underlying shares at the date of grant.

In October 2009, the Human Resources and Compensation Committee modified the May 2009 SAR award to reflect certain changes in the retirement provisions.  Specifically, award recipients will continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62, or (B) the grantee’s age plus total years of service equals 70 or more.  An additional provision of the May 2009 SAR award modification included a provision that would prorate the grant in the event of termination prior to the first anniversary of the date of grant provided the participant had met the appropriate retirement age definition of rule of 70 or age 62.  The modification of the May SAR award did not result in additional compensation cost from the originally calculated fair value using the Black-Scholes-Merton pricing model; however, the modification did result in the accelerated recognition of $1.6 million of additional compensation expense in the fourth quarter of 2009.  SARs and stock option activity for all plans for the three years ended December 31, 2011, 2010 and 2009, was as follows:

Brunswick Corporation
Notes to Consolidated Financial Statements

	2011				2010		2009
(in thousands, except exercise price and terms)	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	SARs/Stock Options Outstanding	Weighted Average Exercise Price

Outstanding on January 1	9,168	$16.53			8,332	$18.27	6,484	$25.20
Granted	1,105	$20.45			1,987	$11.18	2,911	$5.30
Exercised	(556)	$15.22		$3,489	(261)	$13.36	(1)	$3.59
Forfeited	(370)	$26.66			(890)	$27.17	(1,062)	$25.68

Outstanding on December 31	9,347	$16.66	6.5 years	$51,535	9,168	$16.53	8,332	$18.27

Exercisable on December 31	5,103	$20.32	5.4 years	$23,840	3,809	$25.73	3,271	$29.49

The following table summarizes information about SARs and stock options outstanding as of December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price

$3.37 to $5.99	2,746	7.1 years	$5.06	1,453	7.1 years	$4.84
$6.00 to $19.90	3,749	7.1 years	$13.83	1,695	6.4 years	$15.33
$19.91 to $39.56	2,453	5.4 years	$29.19	1,556	3.3 years	$33.60
$39.57 to $46.25	399	2.5 years	$46.02	399	2.5 years	$46.02

The weighted average fair values of individual SARs granted were $10.59, $5.68 and $2.99 during 2011, 2010 and 2009, respectively. The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2011, 2010 and 2009:

	2011	2010	2009

Risk-free interest rate	2.5%	2.8%	2.3%
Dividend yield	0.2%	0.7%	1.9%
Volatility factor (A)	53.7%	53.0%	72.3%
Weighted average expected life	5.2 – 6.7 years	5.8 – 6.6 years	5.7 – 6.3 years

(A) The Company uses a combination of implied and historical volatility in calculating the fair value of each grant.

Total stock option and SARs expense was $11.9 million, $13.0 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Brunswick Corporation
Notes to Consolidated Financial Statements

Generally, grants of non-vested stock units and awards are forfeited if employment is terminated prior to vesting. Non-vested stock units and awards granted in 2006 and later vest pro rata if the sum of (A) the age of the grantee, and (B) the grantee’s total number of years of service equals 70 or more.

The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period. During December 31, 2011, 2010 and 2009, there was $3.7 million, $2.1 million and $0.6 million, respectively, charged to compensation expense for non-vested stock awards.

The weighted average price per non-vested stock award at grant date was $21.02, $11.44 and $10.71 for the non-vested stock awards granted in 2011, 2010 and 2009, respectively. Non-vested stock award activity for all plans for the three years ended December 31 was as follows:

(in thousands)	2011	2010	2009

Outstanding at January 1	332	909	1,207
Granted	237	275	20
Released	(16)	(79)	(168)
Forfeited	(12)	(773)	(150)

Outstanding at December 31	541	332	909

As of December 31, 2011, there was $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period 1.1 years.

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

Brunswick Corporation
Notes to Consolidated Financial Statements

Note 17 – Treasury and Preferred Stock

Treasury stock activity for the three years ended December 31, 2011, 2010 and 2009, was as follows:

(Shares in thousands)	2011	2010	2009

Balance at January 1	13,877	14,220	14,793
Compensation plans and other	(443)	(343)	(573)

Balance at December 31	13,434	13,877	14,220

At December 31, 2011, 2010 and 2009, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2011, 2010 and 2009).

Note 18 – Leases

Operating Leases

The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers and certain personal property. The longest of these obligations extends through 2038. Most leases contain renewal options and escalation clauses, and some contain purchase options or contingent rentals based on percentages of gross revenue.

No leases contain restrictions on the Company’s activities concerning dividends or incurring additional debt. Rent expense consisted of the following:

(in millions)	2011	2010	2009

Basic expense	$34.7	$39.3	$44.4
Contingent expense	2.8	2.3	1.4
Sublease income	(1.2)	(1.2)	(1.4)

Rent expense, net	$36.3	$40.4	$44.4

Future minimum rental payments at December 31, 2011, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)

2012	$32.3
2013	24.8
2014	17.5
2015	13.1
2016	9.9
Thereafter	23.4

Total (not reduced by minimum sublease income of $1.3)	$121.0

Brunswick Corporation
Notes to Consolidated Financial Statements

Capital Leases

In October 2011, the Company entered into a construction contract and lease agreement for a boat manufacturing and distribution facility in Brazil. The Company is deemed to be the owner of the project as the Company is financing a portion of the construction costs during the construction period, $1.4 million of which has been expended through December 31, 2011. As a result, the Company is treating the facility lease as a capital lease. The facility is expected to be completed in 2012, at which time the Company will begin amortizing the asset through depreciation expense. The Company had no capital leases in 2010 or 2009.  The amounts recorded in the Consolidated Balance Sheets as of December 31 are as follows:

(in millions)	2011

Assets:
Buildings and improvements	$4.3
Accumulated depreciation	—
Total assets	$4.3

Liabilities:
Debt	$2.9
Total liabilities	$2.9

In addition to the $2.7 million of construction payments due in 2012, the future minimum rental payments at December 31, 2011, under agreements classified as capital leases with non-cancelable terms in excess of one year, were as follows:

(in millions)

2012	$0.5
2013	0.9
2014	1.0
2015	1.1
2016	1.2
Thereafter	7.9

Total	$12.6

Note 19 – Quarterly Data (unaudited)

Brunswick maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). The first three quarters of fiscal year 2011 ended on April 2, 2011, July 2, 2011, and October 1, 2011, and the first three quarters of fiscal year 2010 ended on April 3, 2010, July 3, 2010, and October 2, 2010.

Brunswick Corporation
Notes to Consolidated Financial Statements

	Quarter Ended
(in millions, except per share data)	April 2, 2011	July 2, 2011	Oct. 1, 2011	Dec. 31, 2011	Year Ended Dec. 31, 2011

Net sales	$985.9	$1,096.3	$876.7	$789.1	$3,748.0
Gross margin (A)	236.3	274.8	202.8	161.5	875.4
Restructuring, exit and impairment charges (gains)	5.3	(0.3)	13.2	4.5	22.7
Loss on early extinguishment of debt	4.3	0.9	11.7	2.9	19.8
Net earnings (loss)	27.5	69.3	4.7	(29.6)	71.9
Basic earnings (loss) per common share:
Net earnings (loss)	$0.31	$0.78	$0.05	$(0.33)	$0.81
Diluted earnings (loss) per common share:
Net earnings (loss)	$0.30	$0.75	$0.05	$(0.33)	$0.78
Dividends declared	$—	$—	$—	$0.05	$0.05
Common stock price (NYSE symbol: BC):
High	$25.51	$26.93	$21.91	$19.14	$26.93
Low	$18.95	$17.09	$13.61	$13.46	$13.46

	Quarter Ended
	April 3, 2010	July 3, 2010	Oct. 2, 2010	Dec. 31, 2010	Year Ended Dec. 31, 2010

Net sales	$844.4	$1,014.7	$815.4	$728.8	$3,403.3
Gross margin (A)	178.6	242.3	183.3	115.8	720.0
Restructuring, exit and impairment charges	7.4	24.2	12.2	18.5	62.3
Loss on early extinguishment of debt	0.3	4.1	1.1	0.2	5.7
Net earnings (loss)	(13.0)	13.7	(7.2)	(104.1)	(110.6)
Basic earnings (loss) per common share:
Net earnings (loss)	$(0.15)	$0.15	$(0.08)	$(1.17)	$(1.25)
Diluted earnings (loss) per common share:
Net earnings (loss)	$(0.15)	$0.15	$(0.08)	$(1.17)	$(1.25)
Dividends declared	$—	$—	$—	$0.05	$0.05
Common stock price (NYSE symbol: BC):
High	$16.20	$22.62	$17.49	$19.28	$22.62
Low	$10.34	$12.39	$12.13	$14.86	$10.34

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year

2011	$38.0	$(3.2)	$(6.8)	$0.4	$2.6	$31.0

2010	$47.7	$3.3	$(10.6)	$2.1	$(4.5)	$38.0

2009	$41.7	$49.7	$(44.9)	$0.5	$0.7	$47.7

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(A)	Balance at End of Year

2011	$722.5	$(1.3)	$(12.2)	$0.4	$42.7	$752.1

2010	$637.3	$79.0	$(3.6)	$—	$9.8	$722.5

2009	$493.1	$149.6	$(2.6)	$—	$(2.8)	$637.3

(A)   For the year ended December 31, 2011, the deferred tax asset valuation allowance increased as a result of pension remeasurement, which is recorded in Accumulated other comprehensive loss, and tax credits for which no tax benefit could be recorded. For the year ended December 31, 2010,  the deferred tax asset valuation allowance increased as a result of additional tax losses and tax credits for which no tax benefit could be recorded.  For the year ended December 31, 2009, the deferred tax asset valuation allowance increased as a result of additional losses and the recording of an additional $36.6 million in deferred tax asset valuation allowances during the first quarter of 2009 to reduce certain state and foreign net deferred tax assets to their anticipated realizable value.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION

February 23, 2012                                                                                         By: /s/ ALAN L. LOWE
      Alan L. Lowe
      Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 23, 2012                                                                                         By: /s/ DUSTAN E. McCOY
      Dustan E. McCoy
      Chairman and Chief Executive Officer
      (Principal Executive Officer)

February 23, 2012                                                                                         By: /s/ PETER B. HAMILTON
      Peter B. Hamilton
      Senior Vice President and Chief Financial Officer
     (Principal Financial Officer)

February 23, 2012                                                                                         By: /s/ ALAN L. LOWE
      Alan L. Lowe
      Vice President and Controller
      (Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by Peter B. Hamilton, as Attorney-in-Fact.

Nolan D. Archibald
Anne E. Bélec
Jeffrey L. Bleustein
Cambria W. Dunaway
Manuel A. Fernandez
Graham H. Phillips
Ralph C. Stayer
J. Steven Whisler
Lawrence A. Zimmerman

February 23, 2012                                                                                         By: /s/ PETER B. HAMILTON
      Peter B. Hamilton
      Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of the Company, dated July 22, 1987, filed as Exhibit 19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and hereby incorporated by reference.

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

4.7
Form of the Company’s $350,000,000 principal amount of 11.25% Senior Notes due 2016, filed as Exhibit 4.2 (included in Exhibit 4.1) to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009, and hereby incorporated by reference.

4.8
Credit Agreement, dated March 21, 2011, between Brunswick Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC, as joint lead arrangers, J.P. Morgan Securities LLC, Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners, Bank of America, N.A. and Wells Fargo Capital Finance, as syndication agents, and SunTrust Bank and RBS Business Capital, a Division of RBS Asset Finance, Inc., as documentation agents., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2011, and hereby incorporated by reference.

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

10.8*
Form of Officer Terms and Conditions of Employment effective June 2009, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 23, 2010, and hereby incorporated by reference.

10.9*
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

10.13*
Amendment to Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 7, 2009, and hereby incorporated by reference.

10.14*
Amendment to Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.15*
2011 Brunswick Performance Plan for 2011, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 6, 2011, and hereby incorporated by reference.

10.16*
1997 Stock Plan for Non-Employee Directors, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 13, 1998, and hereby incorporated by reference.

10.17*
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

10.20*
Brunswick 2003 Stock Incentive Plan, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-112880), as filed with the Securities and Exchange Commission on February 17, 2004, and hereby incorporated by reference.

10.21*
2008 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.22*
2008 Stock-Settled Stock Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, as filed with the Securities and Exchange Commission on May 1, 2008, and hereby incorporated by reference.

10.23*
February 2009 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 23, 2010, and hereby incorporated by reference.

10.24*
February 2009 Stock-Settled Stock Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 23, 2010, and hereby incorporated by reference.

10.25*
May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions
Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan granted to D. E. McCoy, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 23, 2010, and hereby incorporated by reference.

10.26*
May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions
Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan granted to P. B. Hamilton, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 23, 2010, and hereby incorporated by reference.

10.27*
May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions
Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 23, 2010, and hereby incorporated by reference.

10.28*
2010 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.29*
2010 Stock-Settled Stock Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.30*
2011 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 6, 2011, and hereby incorporated by reference.

10.31*
2011 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 6, 2011, and hereby incorporated by reference.

10.32*
2011 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 6, 2011, and hereby incorporated by reference.

10.33*	Brunswick Restoration Plan (as amended and restated effective January 1, 2009).
12.1	Statement regarding computation of ratios.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.