Form 10-Q
period 2012-03-31
BRUNSWICK CORP
filed 2012-05-04
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of May 1, 2012, was 89,313,117.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(in millions, except per share data)	March 31, 2012	April 2, 2011
Net sales	$974.2	$985.9
Cost of sales	738.2	749.6
Selling, general and administrative expense	143.6	140.6
Research and development expense	24.6	23.4
Restructuring, exit and impairment charges	0.2	5.3
Operating earnings	67.6	67.0
Equity earnings (loss)	(1.2)	0.5
Other income, net	0.9	—
Earnings before interest, loss on early extinguishment of debt and income taxes	67.3	67.5
Interest expense	(18.1)	(23.3)
Interest income	1.0	0.8
Loss on early extinguishment of debt	—	(4.3)
Earnings before income taxes	50.2	40.7
Income tax provision	10.5	13.2
Net earnings	$39.7	$27.5

Earnings per common share:
Basic	$0.44	$0.31
Diluted	$0.43	$0.30

Weighted average shares used for computation of:
Basic earnings per common share	89.5	89.1
Diluted earnings per common share	92.3	92.5

Comprehensive income	$48.0	$45.2

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	March 31, 2012	December 31, 2011	April 2, 2011
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$307.1	$338.2	$424.0
Short-term investments in marketable securities	63.9	76.7	76.8
Total cash, cash equivalents and short-term investments in marketable securities	371.0	414.9	500.8
Restricted cash	20.0	20.0	—
Accounts and notes receivable, less allowances of $28.3, $31.0 and $37.7	454.4	346.2	469.2
Inventories
Finished goods	299.1	292.0	292.1
Work-in-process	174.2	167.2	169.8
Raw materials	84.8	73.4	88.9
Net inventories	558.1	532.6	550.8
Deferred income taxes	15.0	14.8	16.2
Prepaid expenses and other	24.4	27.6	28.6
Current assets	1,442.9	1,356.1	1,565.6

Property
Land	81.9	83.6	88.9
Buildings and improvements	597.6	606.8	646.0
Equipment	1,015.3	1,055.1	1,076.8
Total land, buildings and improvements and equipment	1,694.8	1,745.5	1,811.7
Accumulated depreciation	(1,184.8)	(1,229.0)	(1,254.6)
Net land, buildings and improvements and equipment	510.0	516.5	557.1
Unamortized product tooling costs	69.8	69.0	58.8
Net property	579.8	585.5	615.9

Other assets
Goodwill	291.2	290.3	292.5
Other intangibles, net	47.9	49.2	54.8
Long-term investments in marketable securities	55.9	92.9	47.9
Equity investments	46.9	47.7	56.2
Other long-term assets	67.4	72.3	90.5
Other assets	509.3	552.4	541.9

Total assets	$2,532.0	$2,494.0	$2,723.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	March 31, 2012	December 31, 2011	April 2, 2011
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$7.3	$2.4	$1.8
Accounts payable	340.9	282.0	339.3
Accrued expenses	542.7	623.7	616.5
Current liabilities	890.9	908.1	957.6

Long-term liabilities
Debt	688.7	690.4	809.9
Deferred income taxes	84.5	81.8	75.2
Postretirement benefits	590.2	592.6	550.3
Other	195.3	190.2	207.0
Long-term liabilities	1,558.7	1,555.0	1,642.4

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	435.0	434.6	425.8
Retained earnings	497.4	457.7	417.8
Treasury stock, at cost: 13,264,000, 13,434,000 and 13,529,000 shares	(394.4)	(397.5)	(399.3)
Accumulated other comprehensive loss, net of tax	(532.5)	(540.8)	(397.8)
Shareholders’ equity	82.4	30.9	123.4

Total liabilities and shareholders’ equity	$2,532.0	$2,494.0	$2,723.4

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Cash flows from operating activities
Net earnings	$39.7	$27.5
Depreciation and amortization	23.9	28.4
Pension expense, net of funding	5.3	7.2
Gains on sale of property, plant and equipment, net	(1.5)	(7.4)
Other long-lived asset impairment (gains) charges	(1.3)	0.3
Deferred income taxes	2.8	3.1
Loss on early extinguishment of debt	—	4.3
Changes in certain current assets and current liabilities	(150.6)	(169.6)
Income taxes	3.0	5.2
Other, net	9.0	17.9
Net cash used for operating activities	(69.7)	(83.1)

Cash flows from investing activities
Capital expenditures	(17.5)	(13.2)
Purchases of marketable securities	(60.5)	(39.7)
Sales or maturities of marketable securities	109.5	20.0
Investments	(0.7)	(0.4)
Proceeds from the sale of property, plant and equipment	9.0	10.4
Other, net	—	2.8
Net cash provided by (used for) investing activities	39.8	(20.1)

Cash flows from financing activities
Net issuances (payments) of short-term debt	0.3	(0.4)
Payments of long-term debt including current maturities	(1.7)	(19.1)
Net premium paid on early extinguishment of debt	—	(4.3)
Net proceeds from stock compensation activity, including excess tax benefits	0.2	4.2
Other, net	—	(4.6)
Net cash used for financing activities	(1.2)	(24.2)

Net decrease in cash and cash equivalents	(31.1)	(127.4)
Cash and cash equivalents at beginning of period	338.2	551.4

Cash and cash equivalents at end of period	$307.1	$424.0

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2011 Annual Report on Form 10-K (the 2011 Form 10-K).  These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of March 31, 2012, December 31, 2011, and April 2, 2011, the results of operations for the three months ended March 31, 2012 and April 2, 2011, and the cash flows for the three months ended March 31, 2012 and April 2, 2011.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first quarter of fiscal year 2012 ended on March 31, 2012, and the first quarter of fiscal year 2011 ended on April 2, 2011.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the three months ended March 31, 2012, or will be adopted in future periods.

Fair Value Measurements:  In May 2011, the FASB amended the Accounting Standards Codification (ASC) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards.  The amendment is effective for the first interim or annual period beginning on or after December 15, 2011.  The adoption of this amendment on January 1, 2012 did not have a material impact on the Company's consolidated results of operations and financial condition.

Comprehensive Income:  In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income.  Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.  The Company disclosed comprehensive income on the Condensed Consolidated Statements of Comprehensive Income as a result of adopting this amendment.

Intangibles – Goodwill and Other:  In September 2011, the FASB amended the ASC to simplify how entities test goodwill for impairment.  The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company elected to early adopt the ASC amendment in 2011 and was not required to perform the two-step goodwill impairment test.

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives reflected the Company’s response to a difficult marine market, which continued to decline through 2010 and led to expanded restructuring activities between 2007 and 2011 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth.  These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income during 2012 and 2011.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
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

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, as appropriate.  The Company considers actions related to the divestiture of its Sealine boat business, the divestiture of its Triton fiberglass boat business, the closure of a marine electronics business and the sale of the Valley-Dynamo business to be exit activities.  All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months ended March 31, 2012 and April 2, 2011.  The 2012 charges consist of expenses related to actions initiated in 2010, 2009 and 2008.  The 2011 charges consist of expenses related to actions initiated in 2011, 2010, 2009 and 2008:

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Restructuring activities:
Employee termination and other benefits	$(0.3)	$1.2
Transformation and other costs:
Consolidation of manufacturing footprint	1.8	3.9
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.6
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(1.3)	(0.4)
Total restructuring, exit and impairment charges	$0.2	$5.3

The Company anticipates it will incur between $5 million and $10 million of additional restructuring charges in 2012 primarily related to known restructuring activities initiated in 2011, 2010 and 2009.  The Company expects most of these charges will be incurred in the Marine Engine and Boat segments.  Reductions in demand for the Company’s products, or further opportunities to reduce costs, may result in additional restructuring, exit or impairment charges in 2012.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Actions Initiated in 2011 and 2010

There were no restructuring, exit and impairment charges recorded during 2012 for actions initiated during 2011. During 2011 and 2010, the Company continued its restructuring activities by disposing of non-strategic assets, consolidating manufacturing operations and reducing the Company’s global workforce.  In the third quarter of 2011, the Company divested its Sealine boat brand. Results of operations of Sealine are not material for the periods presented. In the second quarter of 2010, the Company reached a decision to consolidate its Cabo Yachts production into its Hatteras facility in New Bern, North Carolina.  Additionally, the Company finalized plans to divest its Triton fiberglass boat brand and completed an asset sale transaction in the third quarter of 2010. In the fourth quarter of 2010, the Company recognized exit charges related to the closure of a marine electronics business.

The restructuring, exit and impairment charges recorded in the three months ended March 31, 2012 and April 2, 2011, related to actions initiated in 2011 and 2010, by reportable segment, are summarized below:

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Boat	$(0.2)	$1.4
Corporate	—	0.1
Total	$(0.2)	$1.5

The following is a summary of the charges by category associated with the Company’s 2011 and 2010 restructuring initiatives:

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Restructuring activities:
Employee termination and other benefits	$—	$0.2
Transformation and other costs:
Consolidation of manufacturing footprint	0.1	0.7
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	(0.3)	0.6
Total restructuring, exit and impairment charges	$(0.2)	$1.5

The restructuring charges related to actions initiated in 2011 and 2010, by reportable segment, for the three months ended March 31, 2012, are summarized below:

(in millions)	Boat	Total
Transformation and other costs	$(0.2)	$(0.2)
Total restructuring, exit and impairment charges	$(0.2)	$(0.2)

The restructuring charges related to actions initiated in 2011 and 2010, by reportable segment, for the three months ended April 2, 2011, are summarized below:

(in millions)	Boat	Corporate	Total
Employee termination and other benefits	$0.1	$0.1	$0.2
Transformation and other costs	1.3	—	1.3
Total restructuring, exit and impairment charges	$1.4	$0.1	$1.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity for restructuring, exit and impairment charges related to actions initiated in 2011 and 2010 during the three months ended March 31, 2012.  The accrued amounts as of March 31, 2012 represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2012 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2012	Gains Recognized in 2012	Non-cash Gains (Charges)	Net Cash Payments	Accrued Costs as of March 31, 2012
Employee termination and other benefits	$0.8	$—	$—	$(0.6)	$0.2
Transformation and other costs:
Consolidation of manufacturing footprint	0.7	(0.2)	0.3	(0.1)	0.7
Retention and relocation costs	0.2	—	—	(0.1)	0.1
Total restructuring, exit and impairment charges	$1.7	$(0.2)	$0.3	$(0.8)	$1.0

Actions Initiated in 2009 and 2008

During the third quarter of 2009, the Company announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant.  This plant transition is expected to conclude in 2012. The Company also continued to consolidate the Boat segment’s manufacturing footprint in 2009 and began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009.  During 2008, the Company announced the closure of its boat production facilities in Cumberland, Maryland.  These actions in the Company’s marine businesses were designed to provide long-term cost savings by reducing its fixed-cost structure.

The restructuring, exit and impairment charges recorded in the three months ended March 31, 2012 and April 2, 2011, related to actions initiated in 2009 and 2008, by reportable segment, are summarized below:

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Marine Engine	$1.7	$4.3
Boat	(1.3)	(0.4)
Corporate	—	(0.1)
Total	$0.4	$3.8

The following is a summary of the charges by category associated with the 2009 and 2008 restructuring activities recognized during the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Restructuring activities:
Employee termination and other benefits	$(0.3)	$1.0
Transformation and other costs:
Consolidation of manufacturing footprint	2.0	3.2
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(1.3)	(0.4)
Total restructuring, exit and impairment charges	$0.4	$3.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring charges related to actions initiated in 2009 and 2008, by reportable segment, for the three months ended March 31, 2012, are summarized below:

(in millions)	Marine Engine	Boat	Total
Employee termination and other benefits	$(0.3)	$—	$(0.3)
Transformation and other costs	2.0	—	2.0
Asset disposition actions	—	(1.3)	(1.3)
Total restructuring, exit and impairment charges	$1.7	$(1.3)	$0.4

The restructuring charges related to actions initiated in 2009 and 2008, by reportable segment, for the three months ended April 2, 2011, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total
Employee termination and other benefits	$1.0	$—	$—	$1.0
Transformation and other costs	3.3	—	(0.1)	3.2
Asset disposition actions	—	(0.4)	—	(0.4)
Total restructuring, exit and impairment charges	$4.3	$(0.4)	$(0.1)	$3.8

The following table summarizes the activity for restructuring, exit and impairment charges related to actions initiated in 2009 and 2008 during the three months ended March 31, 2012.  The accrued amounts as of March 31, 2012 represent cash expenditures needed to satisfy remaining obligations.  The majority of the accrued costs is expected to be paid by the end of 2012 and is included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2012	Costs/(Gains) Recognized in 2012	Non-cash Charges	Net Cash Payments	Accrued Costs as of March 31, 2012
Employee termination and other benefits	$9.3	$(0.3)	$—	$(3.4)	$5.6
Transformation and other costs:
Consolidation of manufacturing footprint	2.4	2.0	—	(2.1)	2.3
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(1.3)	1.3	—	—
Total restructuring, exit and impairment charges	$11.7	$0.4	$1.3	$(5.5)	$7.9

Note 3 – Financial Instruments

The Company operates globally, with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks.  The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months ended March 31, 2012 and April 2, 2011. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

Fair Value Hedges. During 2012 and 2011, the Company entered into foreign currency forward contracts to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in foreign exchange rates.  The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings, each period as incurred.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of March 31, 2012, the term of derivative instruments hedging forecasted transactions ranged from one to 21 months.

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes.  These include: product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at March 31, 2012 and December 31, 2011 had notional contract values of $114.6 million and $112.1 million, respectively.  Option contracts outstanding at March 31, 2012 and December 31, 2011, had notional contract values of $110.4 million and $106.8 million, respectively.  The forward and options contracts outstanding at March 31, 2012, mature during 2012 and 2013 and mainly relate to the Euro, Canadian dollar, Mexican peso, British pound, Australian dollar, Japanese yen, Swedish krona, Norwegian krone, New Zealand dollar, and Hungarian forint.  As of March 31, 2012, the Company estimates that during the next 12 months, it will reclassify approximately $1.9 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. In the third quarter of 2011, the Company entered into forward starting interest rate swaps with a combined notional value of $50.0 million to hedge the interest rate risk associated with the anticipated debt refinancing in 2013 of the Company’s senior notes due in 2016.

As of March 31, 2012 and December 31, 2011, the Company had $1.3 million and $0.5 million, respectively, of net deferred gains associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on $250.0 million of notional value forward starting interest rate swaps terminated in July 2006, net of losses deferred on $150.0 million of forward starting swaps, which were terminated in August 2008, and losses deferred on $50.0 million of notional value forward starting swaps, which were outstanding at March 31, 2012.  For the three months ended March 31, 2012, the Company recognized $0.2 million of income related to the net amortization of deferred gains and losses resulting from settled forward starting interest rate swaps.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at March 31, 2012 and December 31, 2011 had notional values of $26.1 million and $27.1 million, respectively.  The contracts outstanding mature through 2013.  The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of March 31, 2012, the Company estimates that during the next 12 months, it will reclassify approximately $2.1 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2012, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$1.2	Accrued expenses	$3.5
Commodity contracts	Prepaid expenses and other	0.2	Accrued expenses	2.2
Interest rate contracts	Prepaid expenses and other	—	Accrued expenses	1.4
Total		$1.4		$7.1

As of December 31, 2011, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$3.9	Accrued expenses	$1.5
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	4.1
Interest rate contracts	Prepaid expenses and other	—	Accrued expenses	2.4
Total		$3.9		$8.0

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 was:

(in millions)
Fair Value Hedging Instruments	Location of (Loss) on Derivatives Recognized in Earnings	Amount of (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(0.6)
Foreign exchange contracts	Other income, net	(0.1)
Total		$(0.7)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(1.4)	Interest expense	$0.2
Foreign exchange contracts	(4.6)	Cost of sales	0.2
Commodity contracts	1.2	Cost of sales	(0.8)
Total	$(4.8)		$(0.4)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2011 was:

(in millions)
Fair Value Hedging Instruments	Location of (Loss) on Derivatives Recognized in Earnings	Amount of (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(1.3)
Foreign exchange contracts	Other income, net	(0.1)
Total		$(1.4)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$—	Interest expense	$0.3
Foreign exchange contracts	(4.9)	Cost of sales	(1.7)
Commodity contracts	1.6	Cost of sales	0.8
Total	$(3.3)		$(0.6)

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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At March 31, 2012, the fair value of the Company’s long-term debt was approximately $734.2 million and was determined using Level 1 inputs described in Note 4 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $694.8 million as of March 31, 2012.

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

•
Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.  These are typically obtained from readily available pricing sources for comparable instruments. The Company performs additional procedures to ensure its third party pricing sources are reasonable including: reviewing documentation explaining third parties' pricing methodologies and evaluating whether those methodologies were in compliance with GAAP; performing independent testing of period-end valuations and recent transactions against other available pricing sources; and reviewing available Service Organization Controls Reports, as defined in Statement on Standards for Attestation Engagements Number 16, to understand the internal control environment at the Company's third party pricing providers.

•
Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability.  These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$121.0	$—	$—	$121.0
Short-term investments in marketable securities	3.1	60.8	—	63.9
Long-term investments in marketable securities	55.9	—	—	55.9
Restricted cash	20.0	—	—	20.0
Equity investments	0.4	—	—	0.4
Derivatives	—	1.4	—	1.4
Total assets	$200.4	$62.2	$—	$262.6

Liabilities:
Derivatives	$—	$7.1	$—	$7.1
Total liabilities	$—	$7.1	$—	$7.1

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$135.2	$—	$—	$135.2
Short-term investments in marketable securities	5.5	71.2	—	76.7
Long-term investments in marketable securities	92.9	—	—	92.9
Restricted Cash	20.0	—	—	20.0
Equity investments	0.7	—	—	0.7
Derivatives	—	3.9	—	3.9
Total assets	$254.3	$75.1	$—	$329.4

Liabilities:
Derivatives	$—	$8.0	$—	$8.0
Total liabilities	$—	$8.0	$—	$8.0

Refer to Note 3 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class.  In addition to the items shown in the table above, refer to Note 15 in the Company’s 2011 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

During the three months ended March 31, 2012 and April 2, 2011, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities.  The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments.  Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value.  Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.  Other than the assets measured at fair value on a recurring basis, as shown in the table above, the definite-lived asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis were $5.5 million, of which $4.7 million and $0.8 million were measured as of December 31, 2011 and July 2, 2011, respectively.  Assets measured at fair value on a nonrecurring basis relate primarily to assets no longer being used.  Those balances were determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares, from treasury shares and authorized, but unissued shares of common stock.  As of March 31, 2012, 2.1 million shares were available for grant.

SARs

Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options.  During the three months ended March 31, 2012, and April 2, 2011, the Company granted 0.4 million and 0.9 million SARs, respectively.  In the three months ended March 31, 2012 and April 2, 2011, there was $1.8 million and $2.1 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.

The weighted average fair values of individual SARs granted during the first quarters of 2012 and 2011 were $12.70 and $11.14, respectively.  The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2012 and 2011:

	2012	2011
Risk-free interest rate	1.1%	2.8%
Dividend yield	0.2%	0.2%
Volatility factor	58.3%	52.3%
Weighted average expected life	5.2 – 6.7 years	5.2 – 6.7 years

Non-vested Stock Awards

During the three months ended March 31, 2012 and April 2, 2011, the Company granted 0.2 million and 0.2 million of stock awards, respectively.  The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period.  During the three months ended March 31, 2012 and April 2, 2011, $1.4 million and $0.5 million, respectively, was charged to compensation expense from the amortization of previous grants.

As of March 31, 2012, there was $8.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.6 years.

Performance Awards

In February 2012, the Company granted performance shares to certain senior executives. The performance portion of the award program consists of two performance measures - a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares are earned during the one-year CFROI performance period, commencing January 1, 2012, and ending December 31, 2012. The target performance shares earned from CFROI performance are then subject to a TSR modifier based on performance against a predefined comparator group over the three-year performance period. Based upon current projections of probable attainment of the CFROI measure and the projected TSR modifier, $0.4 million was charged to compensation expense for the three months ended March 31, 2012.

The grant date fair value of the performance awards was $26.81, which was estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

2012
Risk-free interest rate	0.4%
Dividend yield	0.2%
Volatility factor	67.9%
Expected life of award	2.9 years

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2012, there was $2.5 million of total unrecognized compensation cost related to performance awards granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.4 years.

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

Basic and diluted earnings per common share for the three months ended March 31, 2012 and April 2, 2011, were calculated as follows:

	Three Months Ended
(in millions, except per share data)	March 31, 2012	April 2, 2011
Net earnings	$39.7	$27.5

Weighted average outstanding shares – basic	89.5	89.1
Dilutive effect of common stock equivalents	2.8	3.4
Weighted average outstanding shares – diluted	92.3	92.5

Basic earnings per common share	$0.44	$0.31

Diluted earnings per common share	$0.43	$0.30

As of March 31, 2012, the Company had 9.1 million options outstanding, of which 5.8 million were exercisable.  This compares with 9.5 million options outstanding, of which 4.5 million were exercisable, as of April 2, 2011.  During the three months ended March 31, 2012 and April 2, 2011, there were 2.3 million and 2.7 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of March 31, 2012 and April 2, 2011, were:

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Single Year Obligation		Maximum Obligation
(in millions)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Marine Engine	$7.6	$5.9	$7.6	$5.9
Boat	2.4	1.9	2.4	1.9
Fitness	30.9	39.7	36.3	45.3
Bowling & Billiards	1.9	4.7	3.0	9.9
Total	$42.8	$52.2	$49.3	$63.0

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $3.4 million and $5.6 million accrued for potential losses related to recourse exposure at March 31, 2012 and April 2, 2011, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The potential cash payments the Company could be required to make to repurchase collateral as of March 31, 2012 and April 2, 2011, were:

	Single Year Obligation		Maximum Obligation
(in millions)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Marine Engine	$2.0	$3.0	$2.0	$3.0
Boat	85.8	88.6	105.8	108.6
Bowling & Billiards	0.2	0.2	0.2	0.2
Total	$88.0	$91.8	$108.0	$111.8

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.9 million and $1.8 million accrued for potential losses related to repurchase exposure at March 31, 2012 and April 2, 2011, respectively.  The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $40.6 million and $45.0 million was recorded in Accounts and notes receivable and Accrued expenses as of March 31, 2012 and December 31, 2011, respectively.  Further, the long-term portion of these arrangements of $29.5 million and $33.2 million as of March 31, 2012 and December 31, 2011, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $44.3 million as of March 31, 2012.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $8.1 million as collateral against $16.3 million of outstanding surety bonds as of March 31, 2012.

During the third quarter of 2011, the Company entered into a collateral trust arrangement with an insurance carrier and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

obligations.  In connection with this arrangement, the Company transferred $20.0 million of cash into the trust, and canceled an equal amount of letters of credit which had been previously provided as collateral against these obligations.  The cash assets included in the trust are classified as Restricted cash on the Company’s Condensed Consolidated Balance Sheet.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Balance at beginning of period	$133.2	$151.3
Payments made	(15.2)	(16.4)
Provisions/additions for contracts issued/sold	17.0	19.8
Aggregate changes for preexisting warranties	0.5	(0.1)
Balance at end of period	$135.5	$154.6

Additionally, customers may purchase a contract from the Company that extends product warranty beyond the standard period in the Company’s Marine Engine, Boat and Fitness segments.  For certain extended warranty contracts in which the Company retains the warranty obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $42.4 million and $41.4 million at March 31, 2012 and December 31, 2011, respectively and is recorded in Accrued expenses and Other long-term liabilities.

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

Aside from the discussion set forth under Part II, Item 1 "Legal Proceedings" of this report, there were no significant changes to the legal and environmental commitments that were discussed in Note 11 to the consolidated financial statements in the 2011 Form 10-K.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Condensed Consolidated Balance Sheets as of March 31, 2012, December 31, 2011 and April 2, 2011.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 7 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 7 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreation products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position.  There were no significant troubled debt restructurings during the three months ended March 31, 2012.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of March 31, 2012:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$2.6	$8.1	$—	$10.7
Long-term	—	—	1.6	4.8	—	6.4
Allowance for credit loss	—	—	(1.6)	(6.4)	—	(8.0)
Total	—	—	2.6	6.5	—	9.1

Third-Party Receivables:
Short-term	5.1	2.7	32.6	0.2	—	40.6
Long-term	—	—	29.5	—	—	29.5
Allowance for credit loss	—	—	—	—	—	—
Total	5.1	2.7	62.1	0.2	—	70.1

Other Receivables:
Short-term	9.1	2.9	3.4	—	4.6	20.0
Long-term	4.0	0.6	0.4	—	—	5.0
Allowance for credit loss	—	(2.5)	(0.4)	—	—	(2.9)
Total	13.1	1.0	3.4	—	4.6	22.1

Total Financing Receivables	$18.2	$3.7	$68.1	$6.7	$4.6	$101.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2011:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$3.0	$8.3	$—	$11.3
Long-term	—	—	1.2	4.9	—	6.1
Allowance for credit loss	—	—	(1.8)	(6.6)	—	(8.4)
Total	—	—	2.4	6.6	—	9.0

Third-Party Receivables:
Short-term	8.3	2.9	33.6	0.2	—	45.0
Long-term	—	—	33.1	0.1	—	33.2
Allowance for credit loss	—	—	—	—	—	—
Total	8.3	2.9	66.7	0.3	—	78.2

Other Receivables:
Short-term	6.1	2.6	6.0	—	7.5	22.2
Long-term	4.1	0.8	0.4	—	0.4	5.7
Allowance for credit loss	—	(2.6)	(0.4)	—	—	(3.0)
Total	10.2	0.8	6.0	—	7.9	24.9

Total Financing Receivables	$18.5	$3.7	$75.1	$6.9	$7.9	$112.1

The following table sets forth activity related to the allowance for credit loss on financing receivables during the three months ended March 31, 2012:

(in millions)	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Beginning balance	$—	$1.8	$6.6	$8.4
Current period provision	—	0.8	—	0.8
Direct write-downs	—	—	(0.2)	(0.2)
Recoveries	—	(1.0)	—	(1.0)
Ending balance	$—	$1.6	$6.4	$8.0

Other Receivables:
Beginning balance	$2.6	$0.4	$—	$3.0
Current period provision	—	—	—	—
Direct write-downs	—	—	—	—
Recoveries	(0.1)	—	—	(0.1)
Ending balance	$2.5	$0.4	$—	$2.9

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

During the first quarter of 2012, the Company realigned its global marine operations, which resulted in changes to the components of the Marine Engine and Boat reportable segments. Several Brunswick boat brands based in Europe and Asia, which include Quicksilver, Rayglass, Uttern and Valiant boats, each of which were previously included in the Marine Engine segment, are now managed and included as part of the Boat segment. Additionally, the Company started evaluating segment results exclusive of certain costs associated with its defined benefit pension plans. As a result of freezing benefit accruals in its defined benefit pension plans, the Company has elected to allocate only service related costs to the operating segment results and report all other components of pension expense on a separate line included in the segment tables presented below. As a result, Interest cost, Expected return on plan assets and Amortization of net actuarial losses previously reported in the Marine Engine and Bowling & Billiards segments, as well as Corporate/Other, are now being reported in Pension - non-service costs. Pension costs associated with Service cost and Amortization of prior service cost, while not significant, remain in the reporting segments as presented in the tables below. Segment results have been revised for all periods presented to reflect the change in Brunswick's reported segments.

The Company evaluates performance based on business segment operating earnings.  Operating earnings of segments do not include the expenses of corporate administration, non-service related pension costs, earnings from unconsolidated equity affiliates, other expenses and income of a non-operating nature, interest expense and income, loss on early extinguishment of debt or provisions for income taxes.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended March 31, 2012 and April 2, 2011:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Marine Engine	$489.4	$501.1	$47.9	$57.7
Boat	306.4	303.5	2.8	(4.8)
Marine eliminations	(68.6)	(62.4)	—	—
Total Marine	727.2	742.2	50.7	52.9
Fitness	157.1	156.4	23.7	23.4
Bowling & Billiards	89.9	87.3	14.4	14.2
Pension - non-service costs	—	—	(5.7)	(7.6)
Corporate/Other	—	—	(15.5)	(15.9)
Total	$974.2	$985.9	$67.6	$67.0

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	March 31, 2012	December 31, 2011
Marine Engine	$764.4	$649.1
Boat	421.9	389.9
Total Marine	1,186.3	1,039.0
Fitness	530.0	551.7
Bowling & Billiards	252.6	251.6
Corporate/Other	563.1	651.7
Total	$2,532.0	$2,494.0

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

The following is a summary of the Company’s available-for-sale securities as of March 31, 2012:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$58.2	$—	$(0.1)	$58.1
Corporate Bonds	41.4	—	—	41.4
Commercial Paper	19.5	—	—	19.5
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$119.9	$—	$(0.1)	$119.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the Company’s available-for-sale securities as of December 31, 2011:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$97.7	$—	$(0.1)	$97.6
Corporate Bonds	51.7	—	—	51.7
Commercial Paper	19.5	—	—	19.5
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$169.7	$—	$(0.1)	$169.6

The net carrying value and estimated fair value of debt securities at March 31, 2012, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$63.9	$63.9
Due after one year through two years	56.0	55.9
Total available-for-sale debt securities	$119.9	$119.8

The net carrying value and estimated fair value of debt securities at December 31, 2011, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$76.7	$76.7
Due after one year through two years	93.0	92.9
Total available-for-sale debt securities	$169.7	$169.6

There were $52.0 million in sales and $57.5 million in redemptions of available-for-sale securities during the three months ended March 31, 2012.  There were $10.0 million in sales and $10.0 million in redemptions of available-for-sale securities during the three months ended April 2, 2011. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $(0.1) million and $(0.1) million during the three months ended March 31, 2012 and April 2, 2011.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.  The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovering its amortized cost.  Based on the results of this evaluation, management concluded that as of March 31, 2012, the unrealized losses related to debt securities are temporary.

The majority of the unrealized losses relates to changes in interest rates and market spreads subsequent to purchase. The Company does not consider the credit-related unrealized losses on its debt securities to be material. The securities that have unrealized losses at March 31, 2012, are Agency Bonds that are highly-rated.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 12 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. Refer to Note 7 to the consolidated financial statements in the 2011 Form 10-K for further detail relating to the Company’s investments.

Note 11 – Comprehensive Income

Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets includes prior service costs and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and April 2, 2011 were as follows:

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Net earnings	$39.7	$27.5
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	6.2	16.1
Net change in unamortized prior service cost	(1.7)	(1.2)
Net change in unamortized actuarial loss	5.8	5.4
Net change in unrealized derivative losses	(2.0)	(2.6)
Total other comprehensive income	8.3	17.7
Comprehensive income	$48.0	$45.2

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

The term of the BAC joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  In March 2011, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 15 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 15 – Debt, is below $37.5 million.  As of March 31, 2012, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

BAC is funded in part through a $1.0 billion secured borrowing facility from GE Commercial Distribution Finance Corporation (GECDF), which is in place through the term of the joint venture, and with equity contributions from both partners.  BAC also sells a portion of its receivables to a securitization facility, the GE Dealer Floorplan Master Note Trust, which is arranged by GECC.  The sales of these receivables meet the requirements of a “true sale” and are therefore not retained on the financial statements of BAC.  The indebtedness of BAC is not guaranteed by the Company or any of its subsidiaries.  In addition, BAC is not responsible for any continuing servicing costs or obligations with respect to the securitized receivables.  BFS and GECDF have an income sharing arrangement related to income generated from the receivables sold by BAC to the securitization facility.  The Company records this income in Other income, net, in the Condensed Consolidated Statements of Comprehensive Income.

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity earnings (loss) in its Condensed Consolidated Statements of Comprehensive Income.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at March 31, 2012 and December 31, 2011, was $10.6 million and $10.6 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	March 31, 2012	December 31, 2011
Investment	$10.6	$10.6
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(1.6)	(1.3)
Total maximum loss exposure	$81.3	$81.6

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

BFS recorded income related to the operations of BAC of $0.8 million and $1.2 million for the three months ended March 31, 2012, and April 2, 2011, respectively.  This income includes amounts earned by BFS under the aforementioned income sharing agreement.

Note 13 – Income Taxes

The Company recognized an income tax provision for the three months ended March 31, 2012, of $10.5 million, which included expense of $1.4 million for valuation allowance adjustments primarily related to stock-based compensation. The Company recognized an income tax provision of $13.2 million for the three months ended April 2, 2011, which included a tax benefit of $0.3 million related to the reassessment of tax reserves.  The Company continues to be in a cumulative loss position over the last three years for book purposes and the uncertainty of the realization of certain deferred tax assets remains. As a result, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still required for those entities that are not in a cumulative loss position.  The effective tax rate, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months ended March 31, 2012 and April 2, 2011, was 20.9 percent and 32.4 percent, respectively.

As of March 31, 2012 and December 31, 2011, the Company had $26.1 million and $26.9 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of March 31, 2012, could decrease by approximately $4.1 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2012, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 31, 2012 and December 31, 2011, the Company had approximately $3.1 million and $2.5 million accrued for the payment of interest, respectively.  There were no amounts accrued for penalties at March 31, 2012 and December 31, 2011.

The Company is regularly audited by federal, state and foreign tax authorities.  The Company’s taxable years 2006 through 2010 are currently open for examination by the Internal Revenue Service (IRS).  The IRS has completed its field examination and has issued its Revenue Agent’s Report for 2006 through 2009, and all open issues have been resolved.  Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

and local tax audits in major tax jurisdictions dating back to the 2004 taxable year.  With the exception of Germany, where the Company recently received the final Tax Auditor's Report in the first quarter of 2012 for taxable years 1998 through 2001, and is currently under audit for taxable years 2002 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2003.

Note 14 – Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees.  The Company’s contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees’ contributions to the plans.  See Note 15 to the consolidated financial statements in the Company’s 2011 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended March 31, 2012 and April 2, 2011:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$0.1	$0.3	$—	$0.1
Interest cost	14.4	15.6	0.7	0.9
Expected return on plan assets	(13.8)	(13.3)	—	—
Amortization of prior service costs (credits)	—	0.1	(1.6)	(1.0)
Amortization of net actuarial loss	5.5	5.4	0.6	0.2
Net pension and other benefit costs	$6.2	$8.1	$(0.3)	$0.2

Employer Contributions and Benefit Payments. During the three months ended March 31, 2012 and April 2, 2011, the Company contributed $0.9 million to fund benefit payments to its nonqualified pension plan.  The Company did not make any contributions to its qualified pension plans during the three months ended March 31, 2012, and April 2, 2011.  Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Note 15 – Debt

Short-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Current maturities of long-term debt	$6.1	$1.5
Other short-term debt	1.2	0.9
Total short-term debt	$7.3	$2.4

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of March 31, 2012, the borrowing base totaled $314.0 million and available borrowing capacity totaled $272.4 million, net of $27.6 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility. The Company had no borrowings under the Facility as of March 31, 2012. The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of March 31, 2012.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of March 31, 2012.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of March 31, 2012): the Federal Funds rate plus 0.50 percent, the Prime Rate established by JPMorgan Chase Bank, N.A., or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of the first quarter of 2012, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.  Upon entering into the Facility in March 2011, the Company terminated its existing Mercury Receivables ABL Facility and its $400.0 million secured, asset-based facility, which was set to expire in May 2012.  As a result of terminating these agreements, the Company wrote off $1.1 million of deferred debt issuance costs during the first quarter of 2011.

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

(in millions)	March 31, 2012	December 31, 2011
Senior notes, currently 11.25%, due 2016, net of discount of $5.6 and $5.9	$288.2	$287.9
Notes, 7.125% due 2027, net of discount of $0.6 and $0.6	167.2	167.2
Debentures, 7.375% due 2023, net of discount of $0.3 and $0.3	114.4	114.4
Senior notes, currently 11.75%, due 2013	73.0	73.0
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $7.1 and $7.3	42.5	42.7
Notes, various up to 5.892% payable through 2022	9.5	6.7
	694.8	691.9
Current maturities of long-term debt	(6.1)	(1.5)
Long-term debt	$688.7	$690.4

The Company did not repurchase debt during the first quarter of 2012. The Company’s debt-repurchase activity for the three months ended April 2, 2011 was as follows:

Three Months Ended
(in millions)	April 2, 2011
Senior notes, currently 11.75%, due 2013	$18.7
Total debt repurchases	$18.7
Loss on early extinguishment of debt	$4.3

Note 16 – Subsequent Events

Prior to the filing of this report, during the second quarter of 2012, the Company repurchased $9.0 million of its Senior notes due 2016 and $1.5 million of its Senior notes due 2013.  The Company will record a loss on early extinguishment of debt of $2.2 million on these retirements during the second quarter of 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures.  Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows, net debt and total liquidity.  GAAP refers to generally accepted accounting principles in the United States.  A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statement of comprehensive income, balance sheet or statement of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  Non-GAAP financial measures do not include operating and statistical measures.

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

Overview and Outlook

General

Net sales during the first quarter of 2012 decreased one percent to $974.2 million from $985.9 million in the first quarter of 2011, which was driven by decreases in the Company’s Marine Engine segment, partially offset by increases in net sales for the Company's Boat, Bowling & Billiards and Fitness segments.  Marine Engine segment sales decreased during the three months ended March 31, 2012, when compared with the three months ended April 2, 2011, due primarily to global market weaknesses in the segment's sterndrive engine product category combined with sterndrive production ramp-up issues following recently completed plant consolidation activities in Fond du Lac, Wisconsin. Partially offsetting was an increase in net sales for the segment's U.S. outboard engine and marine service, parts and accessories businesses. Higher sales in the Boat segment during the three months ended March 31, 2012, when compared with the prior year, resulted from increasing wholesale shipments reflecting increases in retail volumes, improving market share and the strength of the aluminum and fiberglass outboard market segments. The Fitness segment net sales increased slightly during the three months ended March 31, 2012, when compared with the three months ended April 2, 2011, reflecting increases in domestic commercial sales, partially offset by the impact of a large order from one of its customer categories in the first quarter of 2011. Higher sales in the Bowling & Billiards segment during the three months ended March 31, 2012, when compared with the prior year, resulted from improved sales in its bowling products business.  International sales modestly decreased across all segments during the first three months of 2012, when compared with 2011 due partly to the divestiture of the Sealine boat brand in 2011 and the absence of a large order from a Fitness customer in the first quarter of 2011. The economic conditions in Europe had an impact on European demand and consumer confidence, specifically with tightening credit in some market segments.

Operating earnings in the first quarter of 2012 were $67.6 million, with an operating margin of 6.9 percent.  These results included $0.2 million of restructuring, exit and impairment charges recorded during the first quarter of 2012.  In the three months ended April 2, 2011, the Company recorded quarterly operating earnings of $67.0 million, with an operating margin of 6.8 percent, which included restructuring, exit and impairment charges of $5.3 million.  The improvement in operating earnings during the first quarter of 2012 when compared with the first quarter of 2011 included the benefits of lower restructuring, exit and impairment charges, lower variable compensation expense, successful cost-reduction efforts, lower depreciation and reduced pension expense. These items were almost fully offset by lower marine sales resulting from sterndrive ramp-up issues following recently completed plant consolidation activities in the Company's Marine Engine segment, as well as the absence of favorable gains and recoveries in the Marine Engine segment impacting operating earnings in the first quarter of 2011 and increasing company-wide investments in growth initiatives during the first quarter of 2012.

During the first quarter of 2012, the Company benefited from debt retirements completed during 2011, which produced $5.2 million of lower interest expense when compared with the first quarter of 2011. The Company did not repurchase debt during the three months ended March 31, 2012; however, the Company recorded a loss on early extinguishment of debt of $4.3 million during the three months ended April 2, 2011, in connection with the retirement of $18.7 million of notes.

The Company recognized an income tax provision for the three months ended March 31, 2012 of $10.5 million, which included expense of $1.4 million for valuation allowance adjustments primarily related to stock-based compensation.  The Company recognized an income tax provision of $13.2 million for the three months ended April 2, 2011, which included a tax benefit of $0.3 million related to the reassessment of tax reserves. The Company continues to be in a cumulative loss position over the last three years for book purposes and the uncertainty of the realization of certain deferred tax assets remains. As a result, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still required for those entities that are not in a cumulative loss position.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended March 31, 2012, and April 2, 2011, was 20.9 percent and 32.4 percent, respectively.

Although a number of the factors that negatively affected sales and earnings in the first quarter of 2012 will continue into the second quarter, the Company is planning for significant sales and earnings growth in the second half of this year when compared with 2011. The Company expects to see a stable-to-improving U.S. marine market and a declining European market with gross margins continuing to benefit from cost reductions and improvements in operating efficiencies. Each business segment will continue to concentrate its efforts on maintaining a favorable cost position and generating growth through market share gains and the execution of organic growth initiatives. In addition, the Company's 2012 plan continues to reflect lower restructuring, exit and impairment charges, reductions in interest expense, and lower depreciation and pension expense when compared with 2011. As a result, the Company expects mid-single digit consolidated revenue growth along with a strong increase in operating earnings.

Matters Affecting Comparability

The following events have occurred during the three months ended March 31, 2012 and April 2, 2011, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During the first quarter of 2012, the Company recorded a charge of $0.2 million related to these restructuring activities as compared with $5.3 million in the first quarter of 2011. Included in the first quarter of 2012 and 2011 restructuring, exit and impairment charges are gains on the sales of certain Boat segment facilities of $1.3 million and $0.4 million, respectively. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of distribution facility. In the first quarter of 2011, the Company recognized a $6.8 million gain on the sale of a distribution facility in Australia in Selling, general and administrative expense on the Condensed Consolidated Statements of Comprehensive Income. There was no comparable gain in the three months ended March 31, 2012.

Interest expense and loss on early extinguishment of debt. The Company recorded interest expense of $18.1 million and $23.3 million during the three months ended March 31, 2012 and April 2, 2011, respectively. Interest expense decreased $5.2 million in the first quarter of 2012 compared with the same period in 2011, primarily as a result of lower average outstanding debt levels. Additionally, the Company recorded a Loss on early extinguishment of debt in the first quarter of 2011 of $4.3 million. The loss on early extinguishment of debt reflects premiums paid to retire $18.7 million of its 11.75 percent Senior notes due 2013 during the three months ended April 2, 2011. There was no comparable Loss on extinguishment of debt in the three months ended March 31, 2012.  See Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax provision of $10.5 million, which included expense of $1.4 million for valuation allowance adjustments, and $13.2 million, which included a tax benefit of $0.3 million related to the reassessment of tax reserves, for the three months ended March 31, 2012 and April 2, 2011, respectively. The effective tax rate, which is calculated as the income tax provision as a percent of pretax income, for the three months ended March 31, 2012, and April 2, 2011 was 20.9 percent and 32.4 percent, respectively. See Note 13 – Income Taxes in Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions, except per share data)	March 31, 2012	April 2, 2011	$	%
Net sales	$974.2	$985.9	$(11.7)	(1.2)%
Gross margin (A)	236.0	236.3	(0.3)	(0.1)%
Restructuring, exit and impairment charges	0.2	5.3	(5.1)	(96.2)%
Operating earnings	67.6	67.0	0.6	0.9%
Net earnings	39.7	27.5	12.2	44.4%

Diluted earnings per share	$0.43	$0.30	$0.13	43.3%

Expressed as a percentage of Net sales:
Gross margin	24.2%	24.0%		20 bpts
Selling, general and administrative expense	14.7%	14.3%		40 bpts
Research and development expense	2.5%	2.4%		10 bpts
Restructuring, exit and impairment charges	0.0%	0.5%		(50) bpts
Operating margin	6.9%	6.8%		10 bpts
__________

bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The decrease in net sales mainly resulted from specific factors affecting the Marine Engine segment, partially offset by sales increases in the Boat and Bowling & Billiards segments. Decreases in Marine Engine segment sales were a result of global market weakness for sterndrive engines combined with sterndrive production ramp-up issues following recently completed plant consolidation activities. Partially offsetting these factors was an increase in net sales for the segment's U.S. outboard engine and marine service, parts and accessories businesses. Fitness segment net sales increased slightly for the first quarter of 2012 when compared with the first quarter of 2011, reflecting increases in domestic commercial sales, partially offset by the impact of a large order in one of its major customer categories recorded in the first quarter of 2011. Boat segment net sales increased during the first quarter of 2012 due to increasing wholesale shipments, reflecting increases in retail volume, improving market share and the strength of the aluminum and fiberglass outboard market segments. Bowling & Billiards net sales increased primarily due to sales increases in the bowling product business. International sales for the Company decreased 8 percent in the first quarter of 2012 when compared with the first quarter of 2011. Decreases in international sales were realized across all of the Company's reporting segments due partly to the divestiture of the Sealine boat brand in 2011 and the absence of a large order from a Fitness customer in the first quarter of 2011. Economic conditions in Europe also had an impact on European demand and consumer confidence, specifically with tightening credit in some market segments.

The slight increase in gross margin percentage in the first quarter of 2012 compared with the same period last year was mainly due to lower depreciation and pension expenses combined with successful cost-reduction activities. These costs were partially offset by the operating inefficiencies resulting from the declines in sterndrive engine production described above.

Selling, general and administrative expense increased as a percentage of net sales during the three months ended March 31, 2012, when compared with the comparable period ended April 2, 2011, mainly due to the absence of a gain recognized on the sale of a distribution facility in Australia and a favorable recovery against an insurance policy recorded in the first quarter of 2011 as well as company-wide investments in growth initiatives. These increases were partially offset by the realization of successful cost-reduction efforts and lower variable compensation and pension expense.

During the first quarter of 2012, the Company incurred lower restructuring, exit and impairment charges than in the first quarter of 2011. Restructuring charges during the first quarter of 2012 and 2011 included charges recorded for the continued consolidation of the Company’s marine engine production in Fond du Lac, Wisconsin. The charges recorded in the first quarter of 2012 were partially offset by gains on Boat segment facility sales.  See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Company recognized equity losses of $1.2 million in the first quarter of 2012 compared with equity earnings of $0.5 million in the first quarter of 2011. The decline in equity investment results was related to the Company's marine joint ventures.

Interest expense decreased $5.2 million in the first quarter of 2012 compared with the same period in 2011, primarily as a result of the Company’s debt retirement activities completed in 2011, which lowered average outstanding debt levels during the first quarter of 2012 when compared with the first quarter of 2011.  Interest income remained relatively constant in the first quarter of 2012 compared with the same period in 2011.

The Company did not repurchase debt during the three months ended March 31, 2012; however, the Company recorded a Loss on early extinguishment of debt of $4.3 million during the three months ended April 2, 2011, in connection with the retirement of $18.7 million of notes.

The Company recognized an income tax provision for the three months ended March 31, 2012 of $10.5 million, which included expense of $1.4 million for valuation allowance adjustments primarily related to stock-based compensation.  The Company recognized an income tax provision of $13.2 million for the three months ended April 2, 2011, which included a tax benefit of $0.3 million related to the reassessment of tax reserves. The Company continues to be in a cumulative loss position over the last three years for book purposes and the uncertainty of the realization of certain deferred tax assets remains. As a result, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still required for those entities that are not in a cumulative loss position.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended March 31, 2012, and April 2, 2011, was 20.9 percent and 32.4 percent, respectively.

Operating earnings, Net earnings and Diluted earnings per share all increased in the first quarter of 2012 when compared with the same period in 2011 primarily due to the factors discussed above.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	March 31, 2012	April 2, 2011	$	%
Net sales	$489.4	$501.1	$(11.7)	(2.3)%
Restructuring, exit and impairment charges	1.7	4.3	(2.6)	(60.5)%
Operating earnings	47.9	57.7	(9.8)	(17.0)%
Operating margin	9.8%	11.5%		(170) bpts
Capital expenditures	$7.2	$7.4	$(0.2)	(2.7)%
__________

bpts = basis points

Net sales recorded by the Marine Engine segment decreased by 2.3 percent to $489.4 million in the first quarter of 2012 when compared with the first quarter of 2011.  The decrease in sales was primarily related to weaker global market demand for sterndrive engines combined with sterndrive production ramp-up issues following recently completed plant consolidation activities in Fond du Lac, Wisconsin. Partially offsetting was an increase in net sales for the segment's U.S. outboard engine and marine service, parts and accessories businesses. Sales also benefited from market share gains in our major product categories. International sales declined modestly to 39 percent of the segment’s sales during the first quarter of 2012 primarily due to the economic conditions in Europe having an impact on European demand and consumer confidence, specifically with tightening credit in some market segments.

The restructuring, exit and impairment charges recognized in the first quarters of 2012 and 2011 included costs associated with the Company’s consolidation of engine production facilities as discussed in Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements.

Marine Engine segment operating earnings decreased in the first quarter of 2012 as a result of: lower net sales and operating inefficiencies resulting from the sterndrive manufacturing transition described above; investments in growth initiatives; and the absence of a gain on the sale of a distribution facility in Australia and a favorable recovery against an insurance policy in the first quarter of 2011.  Partially offsetting these factors were lower restructuring, exit and impairment charges, lower variable compensation expense and cost savings from successful cost-reduction efforts.

Capital expenditures in the first quarter of 2012 and 2011 were related to tooling, plant consolidation activities, growth-initiatives and profit-maintaining investments.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	March 31, 2012	April 2, 2011	$	%
Net sales	$306.4	$303.5	$2.9	1.0%
Restructuring, exit and impairment charges	(1.5)	1.0	(2.5)	NM
Operating earnings (loss)	2.8	(4.8)	7.6	NM
Operating margin	0.9%	(1.6)%		250 bpts
Capital expenditures	$5.1	$4.2	$0.9	21.4%
__________

bpts = basis points
NM = not meaningful

Boat segment net sales increased slightly when comparing the first quarter of 2012 with the first quarter of 2011. This was mainly due to higher wholesale unit sales volumes in response to increased retail demand for the Company's products, including the aluminum and fiberglass outboard market segments, which included benefits from market share gains. Partially offsetting this increase was the impact of a greater mix of smaller boat sales and the absence of sales in the first quarter of 2012 related to the Company's divestiture of its Sealine boat brand in August 2011. Refer to Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further discussion. International sales declined modestly to 38 percent of the segment’s sales during the first quarter of 2012 due mainly to the divestiture of Sealine and the economic conditions in Europe, which had an impact on European demand and consumer confidence.

The restructuring, exit and impairment charges recognized during the first quarter of 2012 included gains on the sales of certain boat facilities. The restructuring, exit and impairment charges recognized during the first quarter of 2011 were primarily related to severance charges, additional costs associated with consolidation of the Company's manufacturing footprint and other restructuring activities initiated between 2008 and 2011. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Boat segment improved profitability in the first quarter of 2012 mainly due to the items impacting net sales and restructuring noted above, as well as the result of successful cost-reduction efforts and lower variable compensation expense, partially offset by increased investments in growth initiatives.

Capital expenditures in the first quarters of 2012 and 2011 were related to tooling costs for the production of new models, growth initiatives and profit-maintaining investments.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	March 31, 2012	April 2, 2011	$	%
Net sales	$157.1	$156.4	$0.7	0.4%
Operating earnings	23.7	23.4	0.3	1.3%
Operating margin	15.1%	15.0%		10 bpts
Capital expenditures	$1.4	$0.6	$0.8	NM
__________

bpts = basis points
NM = not meaningful

Net sales for the Fitness segment increased slightly in the first quarter of 2012 when compared with the first quarter of 2011, reflecting increases in domestic commercial sales, partially offset by the impact of a large order from one of its major customer categories recorded in the first quarter of 2011. International sales declined modestly to 48 percent of the segment’s sales during the first quarter of 2012 due partly to the absence of the large order in the first quarter of 2011 described above.

Fitness segment operating earnings in the first quarter of 2012 were positively affected by higher sales, favorable product mix and lower bad debt expense, but were partially offset by investments in growth initiatives and higher material costs when compared with the same prior year period.

Capital expenditures in the first quarters of 2012 and 2011 related to growth initiatives and profit-maintaining investments.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	March 31, 2012	April 2, 2011	$	%
Net sales	$89.9	$87.3	$2.6	3.0%
Operating earnings	$14.4	$14.2	$0.2	1.4%
Operating margin	16.0%	16.3%		(30) bpts
Capital expenditures	$3.7	$0.9	$2.8	NM
__________

bpts = basis points
NM = not meaningful

Net sales for the Bowling & Billiards segment increased in the first quarter of 2012 when compared with the same prior year period as a result of increased commercial equipment and consumer products sales in the bowling products business. Partially offsetting this increase was a slight decline in bowling retail equivalent-center sales when compared with the prior year. International sales declined modestly to 19 percent of the segment’s sales during the first quarter of 2012, primarily due to the economic conditions in Europe having an impact on European demand and consumer confidence, specifically with tightening credit in some market segments.

Bowling & Billiards’ operating earnings improved in the first quarter of 2012 as a result of higher sales, partially offset by investments in growth initiatives.

Capital expenditures in the first quarters of 2012 and 2011 were related to growth initiatives and profit-maintaining investments.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011
Net cash used for operating activities	$(69.7)	$(83.1)
Net cash provided by (used for):
Capital expenditures	(17.5)	(13.2)
Proceeds from the sale of property, plant and equipment	9.0	10.4
Other, net	—	2.8
Free cash flow*	$(78.2)	$(83.1)
__________

*The Company defines “Free cash flow” as cash flow from operating and investing activities (excluding cash provided by (used for) acquisitions, investments, transfers to restricted cash and purchases or sales of marketable securities).  Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals.  Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and future debt retirements.

Brunswick’s major sources of funds for investments, acquisitions, debt retirements and dividend payments are cash generated from operating activities, available cash and marketable securities balances and selected borrowings.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2012 Cash Flow

In the first quarter of 2012, net cash used for operating activities totaled $69.7 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets.  Accounts and notes receivable increased $106.2 million during the first quarter of 2012, due primarily to seasonally higher sales in the Marine Engine and Boat segments.  The decrease in Accrued expenses of $81.0 million during the first quarter of 2012 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2011. Net inventories increased by $25.5 million during the first quarter due mostly to increased production in advance of the marine selling season. Partially offsetting these items were net earnings adjusted for non-cash expenses and an increase in Accounts payable of $58.9 million, which was a result of increased production in the Company's Marine Engine and Boat segments.

Net cash provided by investing activities during the first quarter of 2012 totaled $39.8 million, which included net proceeds from marketable securities of $49.0 million that were used to satisfy working capital requirements during the quarter. See Note 10 - Investments in Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities.  The Company also received $9.0 million in proceeds from the sale of property, plant and equipment in the normal course of business in our Boat and Marine Engine segments. Partially offsetting these items was $17.5 million of capital expenditures in the first quarter of 2012.  The Company's capital spending is focused on growth initiatives and new product introductions, as well as high priority, profit-maintaining capital and investments required to reduce operating costs.

2011 Cash Flow

In the first quarter of 2011, net cash used for operating activities totaled $83.1 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital. Accounts and notes receivable increased $147.5 million during the first quarter of 2011, due primarily to increased sales in the Marine Engine, Boat and Fitness segments. Net inventories increased $23.3 million during the three months ended April 2, 2011, due mostly to increased production in advance of the marine selling season. The decrease in Accrued expenses of $49.2 million during the first quarter of 2011 was driven primarily by the payment of the prior year's variable compensation which had been accrued as of December 31, 2010. Partially offsetting these items was an increase in Accounts Payable of $51.1 million, which was a result of increased production in the Company's Marine Engine and Boat segments. Further offsetting the cash used by operating activities was earnings adjusted for non-cash expenses.

Net cash used for investing activities during the three months ended April 2, 2011, totaled $20.1 million, which included capital expenditures of $13.2 million. The Company is focusing its capital spending on high priority, profit-maintaining investments and investments required to reduce operating costs or for new product introductions. The Company also used cash to make net purchases of marketable securities of $19.7 million. See Note 10 - Investments in Notes to Condensed Consolidated Financial Statements for further discussion. Partially offsetting the use of cash for investing activities was $10.4 million in proceeds from the sale of property, plant and equipment in the normal course of business, including a Marine Engine distribution facility in Australia.

Cash flows used for financing activities were $24.2 million in the first quarter of 2011. The cash outflow was mainly the result of repayments of long-term debt including current maturities, partially offset by net proceeds from stock compensation activity.

Liquidity and Capital Resources

The Company views its highly liquid assets as of March 31, 2012, December 31, 2011, and April 2, 2011 as:

(in millions)	March 31, 2012	December 31, 2011	April 2, 2011
Cash and cash equivalents	$307.1	$338.2	$424.0
Short-term investments in marketable securities	63.9	76.7	76.8
Long-term investments in marketable securities	55.9	92.9	47.9
Total cash, cash equivalents and marketable securities	$426.9	$507.8	$548.7

The following table sets forth an analysis of net debt as of March 31, 2012, December 31, 2011, and April 2, 2011:

(in millions)	March 31, 2012	December 31, 2011	April 2, 2011
Short-term debt, including current maturities of long-term debt	$7.3	$2.4	$1.8
Long-term debt	688.7	690.4	809.9
Total debt	696.0	692.8	811.7
Less: Cash, cash equivalents and marketable securities	426.9	507.8	548.7
Net debt (A)	$269.1	$185.0	$263.0

(A) The Company defines Net debt as Short-term and Long-term debt, less Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities, as presented in the Condensed Consolidated Balance Sheets.  Net debt is not intended as an alternative measure to debt, as determined in accordance with GAAP in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same metric that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Net debt” is also useful to investors because it is an indication of the Company’s ability to repay its outstanding debt using its current cash, cash equivalents and marketable securities.

The following table sets forth an analysis of total liquidity as of March 31, 2012, December 31, 2011, and April 2, 2011:

(in millions)	March 31, 2012	December 31, 2011	April 2, 2011
Cash, cash equivalents and marketable securities	$426.9	$507.8	$548.7
Amounts available under its asset-based lending facilities	272.4	231.5	207.0
Total liquidity (A)	$699.3	$739.3	$755.7

(A) The Company defines Total liquidity as Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities as presented in the Condensed Consolidated Balance Sheets, plus amounts available for borrowing under its asset-based lending facilities.  Total liquidity is not intended as an alternative measure to Cash and cash equivalents, Short-term investments in marketable securities and Long-term investments in marketable securities as determined in accordance with GAAP in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view the Company’s performance using the same metric that management uses to gauge progress in achieving its goals. Management believes that the non-GAAP financial measure “Total liquidity” is also useful to investors because it is an indication of the Company’s available highly liquid assets and immediate sources of financing.

Cash, cash equivalents and marketable securities totaled $426.9 million as of March 31, 2012, a decrease of $80.9 million from $507.8 million as of December 31, 2011, and a decrease of $121.8 million from $548.7 million as of April 2, 2011.  Total debt as of March 31, 2012, December 31, 2011, and April 2, 2011 was $696.0 million, $692.8 million and $811.7 million, respectively.  As a result, the Company's Net debt increased to $269.1 million as of March 31, 2012, from $185.0 million at December 31, 2011, and from $263.0 million as of April 2, 2011.  The Company's debt-to-capitalization ratio decreased to 89.4 percent as of March 31, 2012, from 95.7 percent as of December 31, 2011 due primarily to the effect of earnings on Shareholders' equity. The Company's debt-to-capitalization ratio of 89.4 percent as of March 31, 2012, increased in the first quarter of 2012 from 86.8 percent as of April 2, 2011, mainly resulting from a decline in shareholders' equity caused by higher Accumulated other comprehensive losses resulting from the remeasurement of the Company's defined benefit plan obligations at December 31, 2011, partially offset by earnings and reduced debt levels.

In March 2011, the Company entered into a five-year, $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under the Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company's domestic subsidiaries.  As of March 31, 2012, the borrowing base totaled $314.0 million and available borrowing capacity totaled $272.4 million, net of $27.6 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of March 31, 2012.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of March 31, 2012.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of March 31, 2012.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of March 31, 2012): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company's borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of the first quarter of 2012, the Company had a fixed charge coverage ratio in excess of 1.0 times, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.  During 2011, the Company continued to reduce its outstanding debt and will continue to identify ways to opportunistically retire debt in 2012. The Company's 2013 notes, which totaled $73.0 million at March 31, 2012, represent the only significant long-term debt maturity until 2016.  The Company anticipates further reducing debt levels through 2012 at management's discretion.  See Note 16 - Subsequent Events in Notes to Condensed Consolidated Financial Statements for further discussion.  Management expects that the Company's near-term operating cash requirements will be met out of existing cash and marketable securities balances and free cash flow.  Specifically, the Company expects to increase net earnings in 2012 when compared with net earnings in 2011 as a result of increasing sales. The Company plans to increase capital expenditures in 2012 to approximately $120 million compared with $90.0 million in 2011 to develop and introduce new products to its current portfolio and to capitalize on growth initiatives.

The Company contributed $0.9 million to fund benefit payments in its nonqualified pension plan in the first quarter of 2012 and 2011, and expects to contribute approximately $3 million of additional funding to the plan through the remainder of 2012.  The Company did not make contributions to its qualified pension plans in the first quarter of 2012 or 2011. The Company expects to contribute between $75 million and $85 million to the qualified pension plans in 2012, compared with $76.1 million of contributions in 2011. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 12 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2011, are detailed in the 2011 Form 10-K.  Other than as described below, there have been no material changes outside the ordinary course of business.  The Company periodically evaluates its financing options, and as a result, during the second quarter of 2012, but prior to the filing of this report, the Company retired $10.5 million of notes as described in Note 16 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

As discussed in the 2011 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2011 Form 10-K.

Recent Accounting Pronouncements

Fair Value Measurements:  In May 2011, the FASB amended the ASC to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards.  The amendment is effective for the first interim or annual period beginning on or after December 15, 2011.  The adoption of this amendment on January 1, 2012 did not have a material impact on the Company's consolidated results of operations and financial condition.

Comprehensive Income:  In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income.  Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.  The Company disclosed comprehensive income on the Condensed Consolidated Statements of Comprehensive Income as a result of adopting this amendment.

Intangibles – Goodwill and Other:  In September 2011, the FASB amended the ASC to simplify how entities test goodwill for impairment.  The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company elected to early adopt the ASC amendment in 2011 and was not required to perform the two-step goodwill impairment test.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about Brunswick's business. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income available to consumers for discretionary purchases, tight consumer credit markets, and the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment, products and services; the ability of dealers and customers to secure adequate access to financing and the Company's ability to access capital and credit markets; the ability to maintain strong relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and develop alternative distribution channels without disrupting incumbent distribution partners; the ability to successfully manage pipeline inventories and respond to any excess supply of repossessed and aged boats in the market; credit and collections risks, including the potential obligation to repurchase dealer inventory; the risk of losing a key account or a critical supplier; the strength and protection of the Company's brands and other intellectual property; the ability to spread fixed costs while establishing a smaller manufacturing footprint; the ability to successfully complete restructuring efforts in accordance with projected timeframes and costs; the ability to obtain components, parts and raw materials from suppliers in a timely manner and for a reasonable price; the need to meet pension funding obligations; the effect of higher energy and logistics costs, interest rates and fuel prices on the Company's results; competitive pricing pressures, including the impact of inflation and increased competition from Asian competitors; the ability to develop new and innovative products in response to changing retail demands and expectations that are differentiated for the global marketplace at a competitive price and in compliance with applicable laws; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the risk of product liability, warranty and other claims in connection with the manufacture and sale of products; the ability to respond to and minimize the negative financial impact of legislative and regulatory developments, including those related to environmental restrictions, climate change, taxes and employee benefits; the ability to maintain market share, particularly in high-margin products; fluctuations in the Company's stock price due to external factors; the ability to maintain product quality and service standards expected by customers; the ability to increase manufacturing operations and meet production targets within time and budgets allowed; negative currency trends, including shifts in exchange rates; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the uncertainty and risks of doing business in international locations, including international political instability, civil unrest and other risks associated with operations in emerging markets; the risk of having to record an impairment to the value of goodwill and other assets; the effect that catastrophic events may have on consumer demand and the ability to manufacture products, including hurricanes, floods, earthquakes, and environmental spills; the effect of weather conditions on demand for marine products and retail bowling center revenues; the risk of losing individuals who are key contributors to the organization; and risks associated with the Company's information technology systems, including the continued use of legacy systems and the risk of a failure of or attacks on the Company's information systems, which could result in data security breaches, lost or stolen assets or information, and associated remediation costs.

Additional factors are included in the Company’s Annual Report on Form 10-K for 2011 and elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices.  The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management.  The Company does not use financial instruments for trading or speculative purposes.  The Company’s risk management objectives are described in Note 3 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 12 to the consolidated financial statements in the 2011 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2011.  For a discussion of exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” set forth in the Company’s 2011 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Asbestos Lawsuits

As of the end of calendar year 2011, Brunswick’s subsidiary, Old Orchard Industrial Corp., was a defendant in more than 2,500 lawsuits involving claims of asbestos exposure from products manufactured by Vapor Corporation (Vapor), a former subsidiary divested by the Company in 1990. Almost all of the lawsuits pending at the end of 2011 have been dismissed or are expected to be dismissed shortly. The dismissals, without payment by Old Orchard Industrial Corp., are based on the February 2012 decision by the United States Supreme Court in Kurns v. Railroad Friction Products Corp. A small number of cases may remain pending, but the Company does not believe the outcome of these lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on February 23, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2005, the Company’s Board of Directors authorized a $200.0 million share repurchase program to be funded with available cash.  On April 27, 2006, the Board of Directors increased the Company’s remaining share repurchase authorization of $62.2 million to $500.0 million.  As of March 31, 2012, the Company had repurchased approximately 11.7 million shares for $397.4 million since the program’s inception, with a remaining authorization of $240.4 million.  The Company did not repurchase any shares during the three months ended March 31, 2012 as the plan has been suspended.

Item 5. Other Information

At the May 2, 2012 Annual Meeting of Shareholders of the Company, Anne E. Bélec, Manuel A. Fernandez and J. Steven Whisler were elected as directors of the Company for terms expiring at the 2015 Annual Meeting. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Anne E. Bélec	70,280,624	7,291,440	116,999	3,952,670
Manuel A. Fernandez	69,185,390	8,457,914	45,759	3,952,670
J. Steven Whisler	70,363,375	7,077,607	248,081	3,952,670

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	65,328,332
Against	12,047,762
Abstain	312,969
Broker Non-votes	3,952,670

At the Annual Meeting, shareholders ratified the Audit Committee's selection of Ernst & Young LLP as the independent registered public accounting firm for the Company and its subsidiaries for the year 2012 pursuant to the following vote:

Number of Shares
For	80,006,220
Against	1,537,155
Abstain	98,358
Broker Non-votes	—

Item 6.    Exhibits

10.1*	2012 Brunswick Performance Plan
10.2*	2012 Brunswick Performance Plan - Performance Share Plan Participants
10.3*	2012 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.4*	2012 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.5*	2012 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.6*	2012 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 4, 2012	By:	/s/ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.