Form 10-Q
period 2012-06-30
BRUNSWICK CORP
filed 2012-08-03
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

 N/A

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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of August 1, 2012 was 89,411,983.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 (unaudited), and July 2, 2011 (unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited), December 31, 2011, and July 2, 2011 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 (unaudited), and July 2, 2011 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	44

Item 6.	Exhibits	44

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$1,067.0	$1,096.3	$2,041.2	$2,082.2
Cost of sales	789.7	821.5	1,527.9	1,571.1
Selling, general and administrative expense	135.5	142.8	279.1	283.4
Research and development expense	26.0	24.4	50.6	47.8
Restructuring, exit and impairment charges (gains)	1.0	(0.3)	1.2	5.0
Operating earnings	114.8	107.9	182.4	174.9
Equity loss	(1.2)	(0.7)	(2.4)	(0.2)
Other income, net	1.6	0.9	2.5	0.9
Earnings before interest, loss on early extinguishment of debt and income taxes	115.2	108.1	182.5	175.6
Interest expense	(17.9)	(21.2)	(36.0)	(44.5)
Interest income	0.7	0.9	1.7	1.7
Loss on early extinguishment of debt	(4.4)	(0.9)	(4.4)	(5.2)
Earnings before income taxes	93.6	86.9	143.8	127.6
Income tax provision	10.0	17.6	20.5	30.8
Net earnings	$83.6	$69.3	$123.3	$96.8

Earnings per common share:
Basic	$0.93	$0.78	$1.38	$1.08
Diluted	$0.90	$0.75	$1.34	$1.05

Weighted average shares used for computation of:
Basic earnings per common share	89.7	89.3	89.6	89.3
Diluted earnings per common share	92.4	92.6	92.3	92.5

Comprehensive income	$72.0	$82.7	$120.0	$127.9

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	June 30, 2012	December 31, 2011	July 2, 2011
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$366.0	$338.2	$527.0
Short-term investments in marketable securities	96.4	76.7	78.8
Total cash, cash equivalents and short-term investments in marketable securities	462.4	414.9	605.8
Restricted cash	20.0	20.0	—
Accounts and notes receivable, less allowances of $27.4, $31.0 and $32.8	447.7	346.2	447.2
Inventories
Finished goods	285.1	292.0	261.8
Work-in-process	170.3	167.2	174.5
Raw materials	79.5	73.4	91.0
Net inventories	534.9	532.6	527.3
Deferred income taxes	15.0	14.8	20.8
Prepaid expenses and other	26.1	27.6	29.1
Current assets	1,506.1	1,356.1	1,630.2

Property
Land	81.5	83.6	88.8
Buildings and improvements	561.0	606.8	642.3
Equipment	995.4	1,055.1	1,068.7
Total land, buildings and improvements and equipment	1,637.9	1,745.5	1,799.8
Accumulated depreciation	(1,133.0)	(1,229.0)	(1,265.5)
Net land, buildings and improvements and equipment	504.9	516.5	534.3
Unamortized product tooling costs	72.0	69.0	69.6
Net property	576.9	585.5	603.9

Other assets
Goodwill	290.1	290.3	293.1
Other intangibles, net	46.5	49.2	52.9
Long-term investments in marketable securities	46.5	92.9	71.0
Equity investments	42.3	47.7	55.8
Other long-term assets	63.1	72.3	85.1
Other assets	488.5	552.4	557.9

Total assets	$2,571.5	$2,494.0	$2,792.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	June 30, 2012	December 31, 2011	July 2, 2011
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$7.1	$2.4	$1.7
Accounts payable	321.6	282.0	324.7
Accrued expenses	569.3	623.7	641.5
Current liabilities	898.0	908.1	967.9

Long-term liabilities
Debt	668.2	690.4	785.2
Deferred income taxes	83.9	81.8	96.7
Postretirement benefits	568.3	592.6	525.6
Other	194.7	190.2	206.2
Long-term liabilities	1,515.1	1,555.0	1,613.7

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	437.3	434.6	429.2
Retained earnings	580.9	457.7	487.1
Treasury stock, at cost: 13,163,000, 13,434,000 and 13,487,000 shares	(392.6)	(397.5)	(398.4)
Accumulated other comprehensive loss, net of tax	(544.1)	(540.8)	(384.4)
Shareholders’ equity	158.4	30.9	210.4

Total liabilities and shareholders’ equity	$2,571.5	$2,494.0	$2,792.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in millions)	June 30, 2012	July 2, 2011
Cash flows from operating activities
Net earnings	$123.3	$96.8
Depreciation and amortization	47.5	53.9
Pension funding, net of expense	(9.4)	(5.0)
Gains on sale of property, plant and equipment, net	(3.2)	(10.0)
Other long-lived asset impairment (gains) charges	(2.1)	0.4
Deferred income taxes	4.7	14.7
Loss on early extinguishment of debt	4.4	5.2
Changes in certain current assets and current liabilities	(129.1)	(109.4)
Income taxes	4.5	7.3
Other, net	4.6	27.3
Net cash provided by operating activities	45.2	81.2

Cash flows from investing activities
Capital expenditures	(38.2)	(31.8)
Purchases of marketable securities	(123.1)	(125.3)
Sales or maturities of marketable securities	148.2	79.3
Investments	2.1	(0.4)
Proceeds from the sale of property, plant and equipment	18.1	16.2
Other, net	3.0	7.0
Net cash provided by (used for) investing activities	10.1	(55.0)

Cash flows from financing activities
Net issuances (payments) of short-term debt	0.7	(0.3)
Payments of long-term debt including current maturities	(25.1)	(44.7)
Net premium paid on early extinguishment of debt	(3.7)	(5.2)
Net proceeds from stock compensation activity, including excess tax benefits	0.6	4.2
Other, net	—	(4.6)
Net cash used for financing activities	(27.5)	(50.6)

Net increase (decrease) in cash and cash equivalents	27.8	(24.4)
Cash and cash equivalents at beginning of period	338.2	551.4

Cash and cash equivalents at end of period	$366.0	$527.0

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Form 10-K).  These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of June 30, 2012, December 31, 2011, and July 2, 2011, the results of operations for the three months and six months ended June 30, 2012 and July 2, 2011, and the cash flows for the six months ended June 30, 2012 and July 2, 2011.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first two quarters of fiscal year 2012 ended on March 31, 2012, and June 30, 2012, and the first two quarters of fiscal year 2011 ended on April 2, 2011, and July 2, 2011.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the six months ended June 30, 2012, or will be adopted in future periods.

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

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives reflected the Company’s response to a difficult marine market, which continued to decline through 2010 and led to expanded restructuring activities between 2007 and 2012 in order to improve performance and better position the Company for current market conditions and longer-term profitable growth.  These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income during 2012 and 2011.

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

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months and six months ended June 30, 2012 and July 2, 2011.  The 2012 charges consist of expenses related to actions initiated in 2012, 2010, 2009 and 2008.  The 2011 charges consist of expenses related to actions initiated in 2011, 2010, 2009 and 2008:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Restructuring activities:
Employee termination and other benefits	$0.2	$0.4	$(0.1)	$1.6
Transformation and other costs:
Consolidation of manufacturing footprint	1.6	3.9	3.7	7.8
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	0.1	—	(0.2)	0.6
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(0.9)	(4.6)	(2.2)	(5.0)
Total restructuring, exit and impairment charges	$1.0	$(0.3)	$1.2	$5.0

The Company anticipates it will incur between $2 million and $4 million of additional restructuring charges in 2012 primarily related to known restructuring activities initiated in 2010 and 2009.  The Company expects most of these charges will be incurred in the Marine Engine and Boat segments.  Reductions in demand for the Company’s products, or further opportunities to reduce costs, may result in additional restructuring, exit or impairment charges in 2012.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Actions Initiated in 2012, 2011 and 2010

There were no significant restructuring activites initiated in 2012. There were no restructuring, exit and impairment charges recorded during 2012 for actions initiated during 2011. During 2011 and 2010, the Company continued its restructuring activities by disposing of non-strategic assets, consolidating manufacturing operations and reducing the Company’s global workforce.  In the third quarter of 2011, the Company divested its Sealine boat brand. Results of operations of Sealine are not material for the periods presented. In the second quarter of 2010, the Company reached a decision to consolidate its Cabo Yachts production into its Hatteras facility in New Bern, North Carolina.  Additionally, the Company finalized plans to divest its Triton fiberglass boat brand and completed an asset sale transaction in the third quarter of 2010. In the fourth quarter of 2010, the Company recognized exit charges related to the closure of a marine electronics business.

The restructuring, exit and impairment charges recorded in the three months and six months ended June 30, 2012 and July 2, 2011, related to actions initiated in 2012, 2011 and 2010, by reportable segment, are summarized below:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Marine Engine	$—	$(0.2)	$—	$(0.2)
Boat	0.3	(0.6)	0.1	0.8
Fitness	—	0.1	—	0.1
Corporate	—	—	—	0.1
Total	$0.3	$(0.7)	$0.1	$0.8

The following is a summary of the charges by category associated with the Company’s 2012, 2011 and 2010 restructuring initiatives:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Restructuring activities:
Employee termination and other benefits	$0.2	$(0.2)	$0.2	$—
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.5	0.1	1.2
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	0.1	—	(0.2)	0.6
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(1.0)	—	(1.0)
Total restructuring, exit and impairment charges	$0.3	$(0.7)	$0.1	$0.8

The restructuring charges related to actions initiated in 2012, 2011 and 2010, by reportable segment, for the six months ended June 30, 2012, are summarized below:

(in millions)	Boat	Total
Employee termination and other benefits	$0.2	$0.2
Transformation and other costs	(0.1)	(0.1)
Total restructuring, exit and impairment charges	$0.1	$0.1

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

The following table summarizes the activity for restructuring, exit and impairment charges related to actions initiated in 2012, 2011 and 2010 during the six months ended June 30, 2012.  The accrued costs as of June 30, 2012, represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2012 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2012	Costs (Gains) Recognized in 2012	Non-cash Gains (Charges)	Net Cash Payments	Accrued Costs as of June 30, 2012
Employee termination and other benefits	$0.8	$0.2	$—	$(0.7)	$0.3
Transformation and other costs:
Consolidation of manufacturing footprint	0.7	(0.1)	0.3	(0.2)	0.7
Retention and relocation costs	0.2	—	—	(0.2)	—
Total restructuring, exit and impairment charges	$1.7	$0.1	$0.3	$(1.1)	$1.0

Actions Initiated in 2009 and 2008

During the third quarter of 2009, the Company announced plans to reduce excess manufacturing capacity by relocating inboard and sterndrive production to Fond du Lac, Wisconsin and closing its Stillwater, Oklahoma plant.  This plant transition was completed in the second quarter of 2012. The Company also continued to consolidate the Boat segment’s manufacturing footprint in 2009 and began marketing for sale certain previously closed boat production facilities in the fourth quarter of 2009.  During 2008, the Company announced the closure of its boat production facilities in Cumberland, Maryland.  These actions in the Company’s marine businesses were designed to provide long-term cost savings by reducing its fixed-cost structure.

The restructuring, exit and impairment charges recorded in the three months and six months ended June 30, 2012 and July 2, 2011, related to actions initiated in 2009 and 2008, by reportable segment, are summarized below:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Marine Engine	$0.9	$(0.1)	$2.6	$4.2
Boat	—	0.5	(1.3)	0.1
Corporate	(0.2)	—	(0.2)	(0.1)
Total	$0.7	$0.4	$1.1	$4.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the charges by category associated with the 2009 and 2008 restructuring activities recognized during the three months and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Restructuring activities:
Employee termination and other benefits	$—	$0.6	$(0.3)	$1.6
Transformation and other costs:
Consolidation of manufacturing footprint	1.6	3.4	3.6	6.6
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(0.9)	(3.6)	(2.2)	(4.0)
Total restructuring, exit and impairment charges	$0.7	$0.4	$1.1	$4.2

The restructuring charges related to actions initiated in 2009 and 2008, by reportable segment, for the six months ended June 30, 2012, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total
Employee termination and other benefits	$(0.3)	$—	$—	$(0.3)
Transformation and other costs	3.8	—	(0.2)	3.6
Asset disposition actions	(0.9)	(1.3)	—	(2.2)
Total restructuring, exit and impairment charges	$2.6	$(1.3)	$(0.2)	$1.1

The restructuring charges related to actions initiated in 2009 and 2008, by reportable segment, for the six months ended July 2, 2011, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total
Employee termination and other benefits	$1.6	$—	$—	$1.6
Transformation and other costs	6.7	—	(0.1)	6.6
Asset disposition actions	(4.1)	0.1	—	(4.0)
Total restructuring, exit and impairment charges	$4.2	$0.1	$(0.1)	$4.2

The following table summarizes the activity for restructuring, exit and impairment charges related to actions initiated in 2009 and 2008 during the six months ended June 30, 2012.  The accrued costs as of June 30, 2012, represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2012 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2012	Costs/(Gains) Recognized in 2012	Non-cash Charges	Net Cash Payments	Accrued Costs as of June 30, 2012
Employee termination and other benefits	$9.3	$(0.3)	$—	$(5.0)	$4.0
Transformation and other costs:
Consolidation of manufacturing footprint	2.4	3.6	—	(4.0)	2.0
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(2.2)	2.2	—	—
Total restructuring, exit and impairment charges	$11.7	$1.1	$2.2	$(9.0)	$6.0

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months and six months ended June 30, 2012 and July 2, 2011. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of June 30, 2012, the term of derivative instruments hedging forecasted transactions ranged from one to 20 months.

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes.  These include: product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at June 30, 2012 and December 31, 2011 had notional contract values of $75.1 million and $112.1 million, respectively.  Option contracts outstanding at June 30, 2012 and December 31, 2011, had notional contract values of $135.6 million and $106.8 million, respectively.  The forward and options contracts outstanding at June 30, 2012 mature during 2012 and 2013 and mainly relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, British pound, Mexican peso, Norwegian krone, Swedish krona, New Zealand dollar, and Hungarian forint. As of June 30, 2012, the Company estimates that during the next 12 months, it will reclassify approximately $1.5 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated debt refinancing in 2013 of the Company's senior notes due in 2016. Forward starting interest rate swaps outstanding at June 30, 2012 and December 31, 2011 had notional contract values of $100.0 million and $50.0 million, respectively.

As of June 30, 2012 and December 31, 2011, the Company had $2.9 million of net deferred losses and $0.5 million of net deferred gains, respectively, associated with all forward starting interest rate swaps, which were included in Accumulated other

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

comprehensive loss.  These amounts include gains deferred on $250.0 million of notional value forward starting interest rate swaps terminated in July 2006, net of losses deferred on $150.0 million of forward starting swaps, which were terminated in August 2008, and losses deferred on $100.0 million of notional value forward starting swaps, which were outstanding at June 30, 2012.  As of June 30, 2012, the Company estimates that during the next 12 months, it will reclassify approximately $0.9 million of net gains resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at June 30, 2012 and December 31, 2011 had notional contract values of $31.3 million and $27.1 million, respectively.  The contracts outstanding mature through 2014.  The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of June 30, 2012, the Company estimates that during the next 12 months it will reclassify approximately $4.1 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of June 30, 2012, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$1.8	Accrued expenses	$0.9
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	5.0
Interest rate contracts	Prepaid expenses and other	0.2	Accrued expenses	5.4
Total		$2.0		$11.3

As of December 31, 2011, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$3.9	Accrued expenses	$1.5
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	4.1
Interest rate contracts	Prepaid expenses and other	—	Accrued expenses	2.4
Total		$3.9		$8.0

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 was:

(in millions)
Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings	Amount of Gain on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$1.9
Foreign exchange contracts	Other income, net	0.1
Total		$2.0

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(3.9)	Interest expense	$0.3
Foreign exchange contracts	3.1	Cost of sales	(0.4)
Commodity contracts	(4.1)	Cost of sales	(1.3)
Total	$(4.9)		$(1.4)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 was:

(in millions)
Fair Value Hedging Instruments	Location of Gain on Derivatives Recognized in Earnings	Amount of Gain on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$1.3
Total		$1.3

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(2.9)	Interest expense	$0.5
Foreign exchange contracts	(1.5)	Cost of sales	(0.2)
Commodity contracts	(2.9)	Cost of sales	(2.1)
Total	$(7.3)		$(1.8)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended July 2, 2011 was:

(in millions)
Fair Value Hedging Instruments	Location of (Loss) on Derivatives Recognized in Earnings	Amount of (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(1.0)
Total		$(1.0)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$—	Interest expense	$0.2
Foreign exchange contracts	(1.8)	Cost of sales	(4.4)
Commodity contracts	(0.4)	Cost of sales	1.2
Total	$(2.2)		$(3.0)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the six months ended July 2, 2011 was:

(in millions)
Fair Value Hedging Instruments	Location of (Loss) on Derivatives Recognized in Earnings	Amount of (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(2.3)
Foreign exchange contracts	Other income, net	(0.1)
Total		$(2.4)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$—	Interest expense	$0.5
Foreign exchange contracts	(6.7)	Cost of sales	(6.1)
Commodity contracts	1.2	Cost of sales	2.0
Total	$(5.5)		$(3.6)

Concentration of Credit Risk. The Company enters into financial instruments and invests a portion of its cash reserves in marketable debt securities with banks and investment firms with which the Company has business relationships, and regularly monitors the credit ratings of its counterparties.  The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  There are no concentrations of credit risk resulting from accounts receivable that are considered material to the Company’s financial position.  Refer to Note 8 – Financing Receivables for more information.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At June 30, 2012, the fair value of the Company’s long-term debt was approximately $718.5 million and was determined using Level 1 inputs described in Note 4 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $673.7 million as of June 30, 2012.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$192.2	$—	$—	$192.2
Short-term investments in marketable securities	0.8	95.6	—	96.4
Long-term investments in marketable securities	46.5	—	—	46.5
Restricted cash	20.0	—	—	20.0
Equity investments	0.9	—	—	0.9
Derivatives	—	2.0	—	2.0
Total assets	$260.4	$97.6	$—	$358.0

Liabilities:
Derivatives	$—	$11.3	$—	$11.3
Total liabilities	$—	$11.3	$—	$11.3

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$135.2	$—	$—	$135.2
Short-term investments in marketable securities	5.5	71.2	—	76.7
Long-term investments in marketable securities	92.9	—	—	92.9
Restricted Cash	20.0	—	—	20.0
Equity investments	0.7	—	—	0.7
Derivatives	—	3.9	—	3.9
Total assets	$254.3	$75.1	$—	$329.4

Liabilities:
Derivatives	$—	$8.0	$—	$8.0
Total liabilities	$—	$8.0	$—	$8.0

Refer to Note 3 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class.  In addition to the items shown in the table above, refer to Note 15 in the Company’s 2011 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

During the three months and six months ended June 30, 2012 and July 2, 2011, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities.  The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments.  Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value.  Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.  Other than the assets measured at fair value on a recurring basis, as shown in the table above, the definite-lived asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis were $5.5 million, of which $4.7 million and $0.8 million were measured as of December 31, 2011 and July 2, 2011, respectively.  Assets measured at fair value on a nonrecurring basis relate primarily to assets no longer being used.  Those balances were determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares from treasury shares and from authorized, but unissued, shares of common stock.  As of June 30, 2012, 2.2 million shares were available for grant.

SARs

Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options.  During the three months and six months ended June 30, 2012, the Company granted 0.0 million and 0.4 million SARs, respectively. During the three months and six months ended July 2, 2011, the Company granted 0.0 million and 0.9 million SARs, respectively.  In the three months and six months ended June 30, 2012, there was $1.7 million and $3.5 million, respectively, of total expense after adjusting for forfeitures due to amortization of SARs granted.  In the three months and six months ended July 2, 2011, there was $3.1 million and $6.1 million, respectively, of total expense after adjusting for forfeitures due to amortization of SARs granted.

The weighted average fair values of individual SARs granted during the first two quarters of 2012 and 2011 were $12.70 and $11.14, respectively.  The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2012 and 2011:

	2012	2011
Risk-free interest rate	1.1%	2.8%
Dividend yield	0.2%	0.2%
Volatility factor	58.3%	52.3%
Weighted average expected life	5.2 – 6.7 years	5.2 – 6.7 years

Non-Vested Stock Awards

During the three months and six months ended June 30, 2012, the Company granted 0.0 million and 0.2 million stock awards, respectively. The Company granted 0.0 million and 0.2 million of stock awards during the three months and six months ended July 2, 2011, respectively.  The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period.  During the three months and six months ended June 30, 2012, $1.3 million and $2.7 million, respectively, was charged to compensation expense from the amortization of outstanding grants. During the three months and six months ended July 2, 2011, $0.9 million and $1.8 million, respectively, was charged to compensation expense from the amortization of outstanding grants.

As of June 30, 2012, there was $6.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.3 years.

Performance Awards

In February 2012, the Company granted performance shares to certain senior executives. The share awards are based on two performance measures - a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares are earned during the one-year CFROI performance period, commencing January 1, 2012, and ending December 31, 2012. The target performance shares earned from CFROI performance are then subject to a TSR modifier based on performance against a predefined comparator group over the three-year performance period. Based upon current projections of probable attainment of the CFROI measure and the projected TSR modifier, $0.7 million and $1.1 million was charged to compensation expense for the three months and six months ended June 30, 2012, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The grant date fair value of the performance awards was $26.81, which was estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

2012
Risk-free interest rate	0.4%
Dividend yield	0.2%
Volatility factor	67.9%
Expected life of award	2.9 years

As of June 30, 2012, there was $1.8 million of total unrecognized compensation cost related to performance awards granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.2 years.

Director Awards

The Company issues stock awards to directors in accordance with the terms and conditions determined by the Nominating and Corporate Governance Committee of the Board of Directors.  One-half of each director’s annual fee is paid in Brunswick common stock, the receipt of which may be deferred until a director retires from the Board of Directors.  Each director may elect to have the remaining one-half paid in cash, in Brunswick common stock distributed at the time of the award, or in deferred Brunswick common stock units with a 20 percent premium.  Prior to May 2009, each non-employee director also received an annual grant of restricted stock units, which is deferred until the director retires from the Board.

Note 6 – Earnings per Common Share

Basic earnings per common share is calculated by dividing Net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of SARs and stock options (collectively “options”), non-vested stock awards and performance awards.

Basic and diluted earnings per common share for the three months and six months ended June 30, 2012, and for the comparable periods ended July 2, 2011, were calculated as follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net earnings	$83.6	$69.3	$123.3	$96.8

Weighted average outstanding shares – basic	89.7	89.3	89.6	89.3
Dilutive effect of common stock equivalents	2.7	3.3	2.7	3.2
Weighted average outstanding shares – diluted	92.4	92.6	92.3	92.5

Basic earnings per common share	$0.93	$0.78	$1.38	$1.08

Diluted earnings per common share	$0.90	$0.75	$1.34	$1.05

As of June 30, 2012, the Company had 8.8 million options outstanding, of which 6.0 million were exercisable.  This compares with 9.4 million options outstanding, of which 4.9 million were exercisable, as of July 2, 2011.  During both the three months and six months ended June 30, 2012, there were 2.3 million weighted average shares of options outstanding for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. This compares to 3.0 million and 2.8 million anti-dilutive weighted average shares of options outstanding that were excluded from the corresponding periods ended July 2, 2011.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of June 30, 2012 and July 2, 2011 were:

	Single Year Obligation		Maximum Obligation
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Marine Engine	$7.1	$5.8	$7.1	$5.8
Boat	2.3	2.2	2.3	2.2
Fitness	28.3	39.2	33.3	43.5
Bowling & Billiards	1.6	4.0	2.6	8.3
Total	$39.3	$51.2	$45.3	$59.8

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $3.1 million and $5.7 million accrued for potential losses related to recourse exposure at June 30, 2012 and July 2, 2011, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The potential cash payments the Company could be required to make to repurchase collateral as of June 30, 2012 and July 2, 2011 were:

	Single Year Obligation		Maximum Obligation
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Marine Engine	$1.6	$1.8	$1.6	$1.8
Boat	82.3	85.5	102.3	105.5
Bowling & Billiards	0.2	0.2	0.2	0.2
Total	$84.1	$87.5	$104.1	$107.5

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $2.1 million and $1.8 million accrued for potential losses related to repurchase exposure at June 30, 2012 and July 2, 2011, respectively.  The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $40.6 million and $45.0 million was recorded in Accounts and notes receivable and Accrued expenses as of June 30, 2012 and December 31, 2011, respectively.  Further, the long-term portion of these arrangements of $27.1 million and $33.2 million as of June 30, 2012 and December 31, 2011, respectively, was recorded in Other long-term assets and Other long-term liabilities.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $43.1 million as of June 30, 2012.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $5.4 million as collateral against $16.5 million of outstanding surety bonds as of June 30, 2012.

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

The following activity related to product warranty liabilities was recorded in Accrued expenses during the six months ended June 30, 2012 and July 2, 2011:

	Six Months Ended
(in millions)	June 30, 2012	July 2, 2011
Balance at beginning of period	$133.2	$151.3
Payments made	(36.0)	(39.3)
Provisions/additions for contracts issued/sold	30.8	41.3
Aggregate changes for preexisting warranties	0.1	(0.2)
Warranty liability assumed from joint venture	7.4	—
Balance at end of period	$135.5	$153.1

In the second quarter of 2012, the Company assumed its share of the warranty liability from Cummins MerCruiser Diesel Marine LLC, the joint venture between Brunswick’s Mercury Marine division and Cummins Marine, a division of Cummins Inc., in connection with the dissolution of the joint venture as discussed in Note 10 – Investments.

Additionally, customers in the Company's Marine Engine, Boat and Fitness segments may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $46.2 million and $41.4 million at June 30, 2012 and December 31, 2011, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Aside from the discussion set forth under Part II, Item 1 "Legal Proceedings" of the Quarterly Report on Form 10-Q for the period ended March 31, 2012, there were no significant changes to the legal and environmental commitments that were discussed in Note 11 to the consolidated financial statements in the 2011 Form 10-K.

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Condensed Consolidated Balance Sheets as of June 30, 2012, December 31, 2011 and July 2, 2011.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 7 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 7 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position.  There were no significant troubled debt restructurings during the three months or six months ended June 30, 2012.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of June 30, 2012:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$2.6	$8.2	$—	$10.8
Long-term	—	—	1.1	4.6	—	5.7
Allowance for credit loss	—	—	(1.0)	(6.5)	—	(7.5)
Total	—	—	2.7	6.3	—	9.0

Third-Party Receivables:
Short-term	6.0	3.0	31.4	0.2	—	40.6
Long-term	—	—	27.1	—	—	27.1
Allowance for credit loss	—	—	—	—	—	—
Total	6.0	3.0	58.5	0.2	—	67.7

Other Receivables:
Short-term	10.7	2.9	4.0	—	3.3	20.9
Long-term	3.9	0.6	0.3	—	—	4.8
Allowance for credit loss	—	(2.6)	(0.3)	—	—	(2.9)
Total	14.6	0.9	4.0	—	3.3	22.8

Total Financing Receivables	$20.6	$3.9	$65.2	$6.5	$3.3	$99.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2011:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$3.0	$8.3	$—	$11.3
Long-term	—	—	1.2	4.9	—	6.1
Allowance for credit loss	—	—	(1.8)	(6.6)	—	(8.4)
Total	—	—	2.4	6.6	—	9.0

Third-Party Receivables:
Short-term	8.3	2.9	33.6	0.2	—	45.0
Long-term	—	—	33.1	0.1	—	33.2
Allowance for credit loss	—	—	—	—	—	—
Total	8.3	2.9	66.7	0.3	—	78.2

Other Receivables:
Short-term	6.1	2.6	6.0	—	7.5	22.2
Long-term	4.1	0.8	0.4	—	0.4	5.7
Allowance for credit loss	—	(2.6)	(0.4)	—	—	(3.0)
Total	10.2	0.8	6.0	—	7.9	24.9

Total Financing Receivables	$18.5	$3.7	$75.1	$6.9	$7.9	$112.1

The following table sets forth activity related to the allowance for credit loss on financing receivables during the six months ended June 30, 2012:

(in millions)	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Beginning balance	$—	$1.8	$6.6	$8.4
Current period provision	—	1.0	0.2	1.2
Direct write-downs	—	—	(0.3)	(0.3)
Recoveries	—	(1.8)	—	(1.8)
Ending balance	$—	$1.0	$6.5	$7.5

Other Receivables:
Beginning balance	$2.6	$0.4	$—	$3.0
Current period provision	—	—	—	—
Direct write-downs	—	—	—	—
Recoveries	—	(0.1)	—	(0.1)
Ending balance	$2.6	$0.3	$—	$2.9

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

Corporate/Other results include items such as corporate staff and administrative costs.  Corporate/Other total assets consist of mainly cash, cash equivalents and investments in marketable securities, restricted cash, deferred and prepaid income tax balances and investments in unconsolidated affiliates.  Marine eliminations adjust for sales between the Marine Engine and Boat segments, which are consummated at established arm’s length transfer prices.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended June 30, 2012 and July 2, 2011:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Marine Engine	$591.2	$589.0	$104.9	$99.9
Boat	321.9	356.0	8.4	10.1
Marine eliminations	(62.0)	(67.8)	—	—
Total Marine	851.1	877.2	113.3	110.0
Fitness	143.3	141.6	19.9	19.1
Bowling & Billiards	72.6	77.5	2.4	2.5
Pension - non-service costs	—	—	(6.1)	(7.6)
Corporate/Other	—	—	(14.7)	(16.1)
Total	$1,067.0	$1,096.3	$114.8	$107.9

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the six months ended June 30, 2012 and July 2, 2011:

	Net Sales		Operating Earnings (Loss)
	Six Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Marine Engine	$1,080.6	$1,090.1	$152.8	$157.6
Boat	628.3	659.5	11.2	5.3
Marine eliminations	(130.6)	(130.2)	—	—
Total Marine	1,578.3	1,619.4	164.0	162.9
Fitness	300.4	298.0	43.6	42.5
Bowling & Billiards	162.5	164.8	16.8	16.7
Pension - non-service costs	—	—	(11.8)	(15.2)
Corporate/Other	—	—	(30.2)	(32.0)
Total	$2,041.2	$2,082.2	$182.4	$174.9

The following table sets forth total assets of each of the Company’s reportable segments:

	Total Assets
(in millions)	June 30, 2012	December 31, 2011
Marine Engine	$751.8	$649.1
Boat	400.5	389.9
Total Marine	1,152.3	1,039.0
Fitness	527.4	551.7
Bowling & Billiards	253.2	251.6
Corporate/Other	638.6	651.7
Total	$2,571.5	$2,494.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following is a summary of the Company’s available-for-sale securities as of June 30, 2012:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$46.5	$—	$—	$46.5
Corporate Bonds	74.7	—	(0.1)	74.6
Commercial Paper	21.0	—	—	21.0
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$143.0	$—	$(0.1)	$142.9

The following is a summary of the Company’s available-for-sale securities as of December 31, 2011:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$97.7	$—	$(0.1)	$97.6
Corporate Bonds	51.7	—	—	51.7
Commercial Paper	19.5	—	—	19.5
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$169.7	$—	$(0.1)	$169.6

The net carrying value and estimated fair value of debt securities at June 30, 2012, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$96.5	$96.4
Due after one year through two years	46.5	46.5
Total available-for-sale debt securities	$143.0	$142.9

The net carrying value and estimated fair value of debt securities at December 31, 2011, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$76.7	$76.7
Due after one year through two years	93.0	92.9
Total available-for-sale debt securities	$169.7	$169.6

There were $74.2 million in sales and $74.0 million in redemptions of available-for-sale securities during the six months ended June 30, 2012.  There were $55.3 million in sales and $24.0 million in redemptions of available-for-sale securities during

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

the six months ended July 2, 2011. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $0.1 million and $0.0 million during the three months and six months ended June 30, 2012. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $0.0 million and $(0.1) million during the three months and six months ended July 2, 2011.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.  The Company has not made a decision to sell securities with unrealized losses and believes it is more likely than not that it would not be required to sell such securities before recovering their amortized cost.  Based on the results of this evaluation, management concluded that as of June 30, 2012, the unrealized losses related to debt securities are temporary.

The majority of the unrealized losses relates to changes in interest rates and market spreads subsequent to purchase. The Company does not consider the credit-related unrealized losses on its debt securities to be material. The securities that have unrealized losses at June 30, 2012 are Corporate Bonds that are highly-rated by credit rating agencies.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 12 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. During the second quarter of 2012, the Company's Cummins MerCruiser Diesel Marine LLC joint venture between Brunswick 's Mercury Marine division and Cummins Marine, a division of Cummins, Inc., ceased operations and began the liquidation process as the joint venture's business activities were transitioned to the parent companies. Refer to Note 7 to the consolidated financial statements in the 2011 Form 10-K for further detail relating to the Company’s investments.

Note 11 – Comprehensive Income

Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets includes prior service credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2012 and July 2, 2011 were as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net earnings	$83.6	$69.3	$123.3	$96.8
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(12.6)	2.3	(6.4)	18.4
Net change in unrealized gains on investments	0.1	0.3	0.1	0.3
Net change in unamortized prior service credits	(1.9)	5.0	(3.6)	3.8
Net change in unamortized actuarial loss	6.2	5.1	12.0	10.5
Net change in unrealized derivative losses	(3.4)	0.7	(5.4)	(1.9)
Total other comprehensive income	(11.6)	13.4	(3.3)	31.1
Comprehensive income	$72.0	$82.7	$120.0	$127.9

Note 12 – Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC).  CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

(GECC), owns the remaining 51 percent.  BAC commenced operations in 2003 and provides secured wholesale inventory floor-plan financing to Brunswick’s boat and engine dealers.

The term of the BAC joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  In March 2011, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 15 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 15 – Debt, is below $37.5 million.  As of June 30, 2012, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Condensed Consolidated Statements of Comprehensive Income.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at both June 30, 2012 and December 31, 2011 was $10.6 million.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	June 30, 2012	December 31, 2011
Investment	$10.6	$10.6
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(1.8)	(1.3)
Total maximum loss exposure	$81.1	$81.6

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

BFS recorded income related to the operations of BAC of $1.2 million and $2.0 million for the three months and six months ended June 30, 2012, respectively. During the three months and six months ended July 2, 2011, BFS recorded income of $0.8 million and $2.0 million, respectively.  This income includes amounts earned by BFS under the aforementioned income sharing agreement.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 13 – Income Taxes

The Company recognized an income tax provision for the three months ended June 30, 2012 of $10.0 million, which included a benefit of $3.2 million primarily related to the release of valuation allowances for entities that were no longer in a cumulative three-year loss position. The Company recognized an income tax provision for the six months ended June 30, 2012 of $20.5 million, which included a net tax benefit of $1.7 million. The net tax benefit included the release of valuation allowances during the second quarter, partially offset by unfavorable valuation allowance adjustments primarily related to stock-based compensation.

The Company recognized an income tax provision of $17.6 million and $30.8 million for the three months and six months ended July 2, 2011, respectively. The three month and six month tax provision includes $1.8 million and $2.1 million, respectively, related primarily to the reassessment of tax reserves.

In certain jurisdictions, the Company continues to be in a cumulative loss position over the last three years for book purposes and the realization of certain deferred tax assets remains uncertain. As a result, the Company continues to adjust its valuation allowances related to these jurisdictions as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still recorded in jurisdictions where entities are not in a cumulative loss position. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and six months ended June 30, 2012 was 10.7 percent and 14.3 percent, respectively. The effective tax rate for the three months and six months ended July 2, 2011 was 20.3 percent and 24.1 percent, respectively.

As of June 30, 2012 and December 31, 2011, the Company had $24.6 million and $26.9 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of June 30, 2012, could decrease by approximately $4.7 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2012, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2012 and December 31, 2011, the Company had approximately $3.1 million and $2.5 million accrued for the payment of interest, respectively.  There were no amounts accrued for penalties at June 30, 2012 and December 31, 2011.

The Company is regularly audited by federal, state and foreign tax authorities.  The Company’s taxable years 2006 through 2010 are currently open for examination by the Internal Revenue Service (IRS).  The IRS has completed its field examination and has issued its Revenue Agent’s Report for 2006 through 2009, and all open issues have been resolved.  Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year.  With the exception of Germany, where the Company received the final Tax Auditor's Report in the first quarter of 2012 for taxable years 1998 through 2001, and is currently under audit for taxable years 2002 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2007.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Pension and other postretirement benefit costs included the following components for the three months ended June 30, 2012 and July 2, 2011:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$—	$0.3	$—	$0.1
Interest cost	14.4	15.6	0.7	0.8
Expected return on plan assets	(13.8)	(13.3)	—	—
Amortization of prior service costs (credits)	—	—	(1.5)	(1.2)
Amortization of net actuarial loss	5.5	5.4	0.5	0.2
Curtailment loss	—	0.3	—	—
Net pension and other benefit costs	$6.1	$8.3	$(0.3)	$(0.1)

Pension and other postretirement benefit costs included the following components for the six months ended June 30, 2012 and July 2, 2011:

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$0.1	$0.6	$—	$0.2
Interest cost	28.8	31.2	1.4	1.7
Expected return on plan assets	(27.6)	(26.6)	—	—
Amortization of prior service costs (credits)	—	0.1	(3.1)	(2.2)
Amortization of net actuarial loss	11.0	10.8	1.1	0.4
Curtailment loss	—	0.3	—	—
Net pension and other benefit costs	$12.3	$16.4	$(0.6)	$0.1

Employer Contributions and Benefit Payments. During the six months ended June 30, 2012 and July 2, 2011, the Company contributed $1.7 million and $1.4 million to fund benefit payments to its nonqualified pension plan.  During both the six months ended June 30, 2012 and July 2, 2011, the Company contributed $20.0 million to its qualified pension plans.  Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Note 15 – Debt

Short-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

(in millions)	June 30, 2012	December 31, 2011
Current maturities of long-term debt	$5.5	$1.5
Other short-term debt	1.6	0.9
Total short-term debt	$7.1	$2.4

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of June 30, 2012, the borrowing base totaled $306.5 million and available borrowing capacity totaled $275.0 million, net of $25.0 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility. The Company had no borrowings under the Facility as of June 30, 2012. The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of June 30, 2012.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points,

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of June 30, 2012.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of June 30, 2012): the Federal Funds rate plus 0.50 percent, the Prime Rate established by JPMorgan Chase Bank, N.A., or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of the second quarter of 2012, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.  Upon entering into the Facility in March 2011, the Company terminated its existing Mercury Receivables ABL Facility and its $400.0 million secured, asset-based facility, which was set to expire in May 2012.  As a result of terminating these agreements, the Company wrote off $1.1 million of deferred debt issuance costs during the first quarter of 2011.

Long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

(in millions)	June 30, 2012	December 31, 2011
Senior notes, 11.25% due 2016, net of discount of $5.0 and $5.9	$269.8	$287.9
Notes, 7.125% due 2027, net of discount of $0.6 and $0.6	166.0	167.2
Debentures, 7.375% due 2023, net of discount of $0.3 and $0.3	114.4	114.4
Senior notes, currently 11.25%, due 2013	71.5	73.0
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $6.9 and $7.3	42.2	42.7
Notes, various up to 5.892% payable through 2022	9.8	6.7
Total long-term debt	673.7	691.9
Current maturities of long-term debt	(5.5)	(1.5)
Long-term debt, net of current maturities	$668.2	$690.4

The Company’s debt-repurchase activity for the three months and six months ended June 30, 2012 and July 2, 2011, respectively, was as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Senior notes, 11.25%, due 2016	$19.0	$4.0	$19.0	$4.0
Senior notes, currently 11.25%, due 2013	1.5	8.0	1.5	26.7
Notes, 7.125%, due 2027	1.2	13.0	1.2	13.0
Total debt repurchases	$21.7	$25.0	$21.7	$43.7
Loss on early extinguishment of debt	$4.4	$0.9	$4.4	$5.2

Note 16 – Subsequent Events

Prior to the filing of this report, during the third quarter of 2012, the Company repurchased $6.0 million of its Debentures due 2023 and announced the retirement of $71.5 million of its Senior notes due 2013 with a settlement date scheduled for August 27, 2012.  The Company estimates it will record a loss on early extinguishment of debt of approximately $8 million on these retirements during the third quarter of 2012.

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

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations that are subject to risks and uncertainties.  Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Item 1A – Risk Factors in the 2011 Form 10-K.

Overview and Outlook

General

The Company experienced strong earnings growth in the second quarter of 2012 despite challenging global economic conditions. Economic conditions in Europe, including weak consumer confidence and tightening credit in some market segments, had a significant impact on European demand. Net sales decreased three percent during the second quarter of 2012 to $1,067.0 million from $1,096.3 million in the second quarter of 2011, which was driven by the Company's Boat and Bowling & Billiards segments, partially offset by increases in net sales for the Marine Engine and Fitness segments. Net sales to European markets in the second quarter of 2012 declined by $60.6 million or 30.7 percent when compared with the second quarter of 2011. This decline affected all of the Company's segments with $19.9 million of the decline being associated with the Company's former Sealine boat brand, which was divested in August of 2011. Additionally, the Marine segments were negatively affected by weaker global demand for larger fiberglass boats and sterndrive engines while international sales were negatively affected by unfavorable foreign currency translation. Partially offsetting these decreases were: increases in the Marine Engine segment's domestic marine service, parts and accessories and outboard engine businesses; improved demand in the Boat segment's aluminum and fiberglass outboard market segments, resulting from favorable industry trends and market share gains; and higher revenues in the Fitness segment due to strengthening sales to non-European commercial customers. Net sales during the six months ended 2012 decreased two percent to $2,041.2 million from $2,082.2 million in the comparable period in 2011 due to the same factors contributing to the decrease in second quarter sales. Net sales to European markets were lower during the six months ended June 30, 2012 by $92.7 million or 25.0 percent when compared to the same period in the prior year. This decline included $32.0 million of net sales in 2011 from the divested Sealine boat brand. Also contributing to lower net sales during the first six months of 2012 were the sterndrive production ramp-up issues experienced in the first quarter of 2012 resulting from plant consolidation activities in Fond du Lac, Wisconsin, and the absence of a large order from one of Fitness' major customer categories in the first half of 2011.

Operating earnings in the second quarter of 2012 were $114.8 million, with an operating margin of 10.8 percent.  These results included $1.0 million of restructuring, exit and impairment charges recorded during the second quarter of 2012.  In the second quarter of 2011, the Company recorded quarterly operating earnings of $107.9 million, with an operating margin of 9.8 percent, which included restructuring, exit and impairment gains of $0.3 million. Operating earnings during the six months ended June 30, 2012 were $182.4 million, with an operating margin of 8.9 percent. These results included $1.2 million of restructuring, exit and impairment charges recorded during the first six months of 2012. In the six months ended July 2, 2011, the Company recorded operating earnings of $174.9 million, with an operating margin of 8.4 percent, which included $5.0 million of restructuring, exit and impairment charges. The improvement in operating earnings during the quarter and year-to-date periods of 2012 when compared with the same periods in 2011 reflects lower warranty and variable compensation expense, realized benefits from successful cost-reduction efforts, as well as lower depreciation and reduced pension expense, partially offset by increased company-wide investments in growth initiatives. Also affecting the year-to-date comparisons were lower restructuring, exit and impairment charges in 2012 when compared with 2011, partially offset by the absence of favorable gains and recoveries recorded in the Marine Engine segment during 2011.

During the three months and six months ended June 30, 2012, the Company benefited from debt retirements completed during 2011 through the second quarter of 2012, which yielded reductions in interest expense of $3.3 million and $8.5 million when compared with the three months and six months ended July 2, 2011, respectively. The Company repurchased $21.7 million of debt during the three and six months ended June 30, 2012, and recorded a loss on early extinguishment of debt of $4.4 million. During the three months ended July 2, 2011, the Company recorded a loss on early extinguishment of debt of $0.9 million in connection with the retirement of $25.0 million of notes. During the six months ended July 2, 2011, the Company recorded a loss on early extinguishment of debt of $5.2 million in connection with the retirement of $43.7 million of notes.

The Company recognized an income tax provision for the three months and six months ended June 30, 2012 of $10.0 million and $20.5 million, respectively, which included a benefit of $3.2 million and $1.7 million, respectively, related to valuation allowance adjustments. The Company recognized an income tax provision of $17.6 million and $30.8 million for the three months and six months ended July 2, 2011, respectively, which included a tax benefit of $1.8 million and $2.1 million, respectively, related to the reassessment of tax reserves.  In certain jurisdictions, the Company continues to be in a cumulative loss position over the last three years for book purposes and the realization of certain deferred tax assets remains uncertain. As a result, the Company continues to adjust its valuation allowances related to these jurisdictions as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still recorded in jurisdictions where entities are not in a cumulative loss position.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and six months ended June 30, 2012 was 10.7 percent and 14.3 percent, respectively. The effective tax rate for the three months and six months ended July 2, 2011 was 20.3 percent and 24.1 percent, respectively.

Although there were a number of factors that negatively affected sales and earnings during the first half of 2012, the Company is planning for sales and earnings growth in the second half of this year when compared with 2011. The Company expects to see a stable-to-improving domestic marine market and steady fundamentals in the fitness industry with continued challenges for the global fiberglass sterndrive categories and weak European market demand. Gross margins will continue to benefit from cost reductions and improvements in operating efficiencies. Each business segment will continue to concentrate its efforts on maintaining a favorable cost position and generating growth through market share gains and the execution of organic growth initiatives. In addition, the Company's 2012 plan continues to reflect lower restructuring, exit and impairment charges, a lower effective tax rate, reductions in interest expense, and lower depreciation and pension expense when compared with 2011. As a result, for the full year 2012, the Company expects low single digit consolidated revenue growth along with a strong increase in operating earnings.

Matters Affecting Comparability

The following events have occurred during the three months and six months ended June 30, 2012 and July 2, 2011, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During the second quarter of 2012, the Company recorded a charge of $1.0 million related to these restructuring activities as compared with a net gain of $0.3 million in the second quarter of 2011. Included in the second quarter of 2012 and 2011 restructuring, exit and impairment charges are gains on the sales of certain Marine Engine segment and Boat segment facilities. Restructuring charges during the first six months of 2012 were $1.2 million, as compared with $5.0 million in 2011. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of distribution facility. In the first quarter of 2011, the Company recognized a $6.8 million gain on the sale of a distribution facility in Australia in Selling, general and administrative expense on the Condensed Consolidated Statements of Comprehensive Income. There was no comparable gain included in Selling, general and administrative expense in the six months ended June 30, 2012.

Interest expense and loss on early extinguishment of debt. The Company reported interest expense of $17.9 million and $21.2 million during the three months ended June 30, 2012 and July 2, 2011, respectively. The Company reported interest expense of $36.0 million and $44.5 million during the six months ended June 30, 2012 and July 2, 2011, respectively. Interest expense decreases in 2012 compared with the same periods in 2011 were primarily the result of lower average outstanding debt levels.

Additionally, the Company repurchased $21.7 million of debt during the three months and six months ended June 30, 2012 compared with $25.0 million and $43.7 million during the three months and six months ended July 2, 2011, respectively. The Company recorded a loss on early extinguishment of debt in the three months and six months ended June 30, 2012 of $4.4 million. During the three months and six months ended July 2, 2011, the Company recorded a loss on early extinguishment of debt of $0.9 million and $5.2 million, respectively. See Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax provision of $10.0 million and $20.5 million for the three months and six months ended June 30, 2012, respectively. The Company also recognized an income tax provision of $17.6 million and $30.8 million for the three months and six months ended July 2, 2011, respectively. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and six months ended June 30, 2012, was 10.7 percent and 14.3 percent, respectively. The effective tax rate for the three months and six months ended July 2, 2011 was 20.3 percent and 24.1 percent, respectively. The reduction in the Company's effective tax rate for the first half of 2012 when compared with the first half of 2011 reflects expectations that a higher percentage of 2012 pretax income will be derived from domestic sources, which will not require a corresponding tax provision. See Note 13 – Income Taxes in Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions, except per share data)	June 30, 2012	July 2, 2011	$	%
Net sales	$1,067.0	$1,096.3	$(29.3)	(2.7)%
Gross margin (A)	277.3	274.8	2.5	0.9%
Restructuring, exit and impairment charges (gains)	1.0	(0.3)	1.3	NM
Operating earnings	114.8	107.9	6.9	6.4%
Net earnings	83.6	69.3	14.3	20.6%

Diluted earnings per share	$0.90	$0.75	$0.15	20.0%

Expressed as a percentage of Net sales:
Gross margin	26.0%	25.1%		90 bpts
Selling, general and administrative expense	12.7%	13.0%		(30) bpts
Research and development expense	2.4%	2.2%		20 bpts
Restructuring, exit and impairment charges	0.1%	—%		10 bpts
Operating margin	10.8%	9.8%		100 bpts
__________

bpts = basis points
NM = not meaningful

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The decrease in second quarter net sales was mainly the result of economic conditions in Europe. Net sales to European markets in the second quarter of 2012 declined by $60.6 million or 30.7 percent when compared with the second quarter of 2011. This decline affected all of the Company's segments with $19.9 million of the decline being associated with the Company's former Sealine boat brand, which was divested in August of 2011. Additionally, net sales were negatively affected by: weaker global demand for larger fiberglass boats and sterndrive engines; the Boat segment's lower domestic wholesale unit sales volumes as the seasonal reduction in the Company's dealers' on-hand inventories occurred at a greater rate than the prior year; and lower international sales resulting from unfavorable foreign currency translation. The Bowling & Billiards segment also experienced a decrease in net sales across each of its businesses. Partially offsetting these decreases were: increases in the Marine Engine segment's domestic marine service, parts and accessories and outboard engine businesses; improved sales of aluminum and fiberglass outboard boats in the Boat segment resulting from favorable industry trends and market share gains; and higher revenue in the Fitness segment due to strengthening sales to non-European commercial customers.

The increase in gross margin percentage in the second quarter of 2012 compared with the same period last year was mainly due to lower warranty, depreciation and pension expenses combined with successful cost-reduction activities.

Selling, general and administrative expense decreased as a percentage of net sales during the three months ended June 30, 2012, when compared with the three months ended July 2, 2011, as a result of lower variable compensation and pension expense and the realization of successful cost-reduction efforts partially offset by increased spending for company-wide investments in growth initiatives.

Research and development expense increased as a percentage of net sales during the three months ended June 30, 2012, when compared with the three months ended July 2, 2011, as a result of increased spending for company-wide investments in growth initiatives.

During the second quarter of 2012, the Company incurred higher restructuring, exit and impairment charges than in the second quarter of 2011. Restructuring charges during the second quarter of 2012 included charges recorded for the consolidation of the Company’s marine engine production in Fond du Lac, Wisconsin. The net gain recorded in the second quarter of 2011 included gains on the sales of certain Marine Engine segment and Boat segment facilities.  See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Company recognized equity losses of $1.2 million and $0.7 million in the second quarters of 2012 and 2011, respectively, which reflects increased losses in the Company's marine joint ventures.

Interest expense decreased $3.3 million in the second quarter of 2012 compared with the same period in 2011, primarily as a result of the Company’s debt retirement activities, which lowered average outstanding debt levels during the second quarter of 2012 when compared with the second quarter of 2011.  Interest income remained relatively constant in the second quarter of 2012 compared with the same period in 2011.

The Company repurchased $21.7 million of debt during the three months ended June 30, 2012 and recorded a loss on early extinguishment of debt of $4.4 million. During the three months ended July 2, 2011, the Company recorded a loss on early extinguishment of debt of $0.9 million in connection with the retirement of $25.0 million of notes.

The Company recognized an income tax provision for the three months ended June 30, 2012 of $10.0 million, which included a benefit of $3.2 million primarily related to the release of valuation allowances for entities that were no longer in a cumulative three-year book loss position. The Company recognized an income tax provision of $17.6 million for the three months ended July 2, 2011, which included a tax benefit of $1.8 million related to the reassessment of tax reserves. In certain jurisdictions, the Company continues to be in a cumulative loss position over the last three years for book purposes and the realization of certain deferred tax assets remains uncertain. As a result, the Company continues to adjust its valuation allowances related to these jurisdictions as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still recorded in jurisdictions where entities are not in a cumulative loss position.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended June 30, 2012, and June 2, 2011, was 10.7 percent and 20.3 percent, respectively.

Operating earnings, Net earnings and Diluted earnings per share all increased in the second quarter of 2012 when compared with the same period in 2011 primarily due to the factors discussed above.

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the six months ended:

	Six Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions, except per share data)	June 30, 2012	July 2, 2011	$	%
Net sales	$2,041.2	$2,082.2	$(41.0)	(2.0)%
Gross margin (A)	513.3	511.1	2.2	0.4%
Restructuring, exit and impairment charges	1.2	5.0	(3.8)	(76.0)%
Operating earnings	182.4	174.9	7.5	4.3%
Net earnings	123.3	96.8	26.5	27.4%

Diluted earnings per share	$1.34	$1.05	$0.29	27.6%

Expressed as a percentage of Net sales:
Gross margin	25.1%	24.5%		60 bpts
Selling, general and administrative expense	13.7%	13.6%		10 bpts
Research and development expense	2.5%	2.3%		20 bpts
Restructuring, exit and impairment charges	0.1%	0.2%		(10) bpts
Operating margin	8.9%	8.4%		50 bpts
__________

bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The decrease in first half 2012 net sales is mainly due to the same factors contributing to the decrease in second quarter 2012 net sales. Net sales to European markets were lower during the six months ended June 30, 2012 by $92.7 million or 25.0 percent when compared to the same period in the prior year. This decline included $32.0 million of net sales in 2011 from the divested Sealine boat brand. In addition to the factors noted above for the second quarter, net sales were lower during the first six months of 2012 due to sterndrive production ramp-up issues experienced in the first quarter of 2012 resulting from plant consolidation activities in Fond du Lac, Wisconsin, and the absence of a large order from one of Fitness' major customer categories in the first half of 2011.

The increase in gross margin percentage in the first six months of 2012 compared with the same period last year was driven by the same factors outlined above for the second quarter, partially offset by the operating inefficiencies resulting from the first quarter decline in sterndrive engine production described above.

Selling, general and administrative expense increased slightly as a percentage of net sales during the six months ended June 30, 2012, when compared with the comparable period ended July 2, 2011, mainly due to the absence of a $6.8 million gain recognized on the sale of a distribution facility in Australia and a favorable recovery against an insurance policy recorded in the first quarter of 2011 as well as increased spending on company-wide investments in growth initiatives. The increases in expenses were partially offset by the realization of successful cost-reduction efforts and lower variable compensation and pension expense.

Research and development expense increased as a percentage of net sales in the first half of 2012 when compared with the same period last year due to the same factors discussed above for the second quarter.

During the first six months of 2012, the Company incurred lower restructuring, exit and impairment charges than in the first six months of 2011 as the Company incurred fewer restructuring charges associated with its marine engine production consolidation in Fond du Lac, Wisconsin, partially offset by lower gains on the sales of marine related facilities. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Company recognized equity losses of $2.4 million and $0.2 million in the first six months of 2012 and 2011, respectively. The increased losses relate to the Company's marine joint ventures.

Interest expense decreased $8.5 million in the first six months of 2012 compared with the same period in 2011, primarily as a result of the Company’s debt retirement activities, which lowered average outstanding debt levels during the first six months of 2012 when compared with the same period in 2011.  Interest income remained relatively constant in the first six months of 2012 compared with the same period in 2011.

The Company repurchased $21.7 million of debt during the six months ended June 30, 2012 and recorded a loss on early extinguishment of debt of $4.4 million. During the six months ended July 2, 2011, the Company recorded a loss on early extinguishment of debt of $5.2 million in connection with the retirement of $43.7 million of notes.

The Company recognized an income tax provision for the six months ended June 30, 2012 of $20.5 million, which included a net tax benefit of $1.7 million for the release of valuation allowances during the second quarter, partially offset by valuation allowance adjustments primarily related to stock-based compensation. The Company recognized an income tax provision of $30.8 million for the six months ended July 2, 2011, which included a tax benefit of $2.1 million related to the reassessment of tax reserves.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the six months ended June 30, 2012, and June 2, 2011, was 14.3 percent and 24.1 percent, respectively.

Operating earnings, Net earnings and Diluted earnings per share all increased in the six months ended June 30, 2012 when compared with the same period in 2011 primarily due to the factors discussed above.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	June 30, 2012	July 2, 2011	$	%
Net sales	$591.2	$589.0	$2.2	0.4%
Restructuring, exit and impairment charges (gains)	0.9	(0.3)	1.2	NM
Operating earnings	104.9	99.9	5.0	5.0%
Operating margin	17.7%	17.0%		70 bpts
Capital expenditures	$6.8	$8.4	$(1.6)	(19.0)%
__________

bpts = basis points
NM = not meaningful

Net sales recorded by the Marine Engine segment were essentially flat in the second quarter of 2012 when compared with the second quarter of 2011.  Sales increases were primarily related to growth in the domestic marine service, parts and accessories and outboard engines businesses, partially offset by sales declines in global sterndrive engine products and non-U.S. outboard engine and parts and accessories businesses. Strong demand for outboard engines has outpaced the segment's ability to meet immediate customer demand in the 75 to 150 horsepower four stroke product range thereby affecting sales in the second quarter of 2012. The segment is taking actions to achieve greater production flexibility and capacity by 2013. Also affecting comparisons to the prior year were strong sales gains that occurred in the second quarter of 2011 resulting from the impact of an earthquake on the competitors' supply chain and production of engines. International sales declined to 34 percent of the segment’s sales during the second quarter of 2012 due to the economic conditions in Europe having an impact on European demand, resulting in weak consumer confidence and tightening credit in some market segments, along with unfavorable foreign currency translation.

The restructuring, exit and impairment charges recognized in the second quarter of 2012 included costs associated with the Company’s consolidation of engine production facilities as discussed in Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements. The restructuring, exit and impairment charges recognized in the second quarter of 2011 included gains on the sale of certain idle properties, which were partially offset by engine production consolidation costs discussed above.

Marine Engine segment operating earnings improved in the second quarter of 2012 as a result of the items positively affecting net sales discussed above, lower warranty expense, successful cost reduction activities and lower variable compensation expense. Partially offsetting these factors were the items negatively affecting net sales discussed above, the effect of higher material costs, the absence of both favorable bad debt experience and recoveries from insurance policies in the second quarter of 2011, investments in growth initiatives and unfavorable foreign currency rate movements.

Capital expenditures in the second quarter of 2012 and 2011 were related to tooling, plant consolidation activities, growth-initiatives and profit-maintaining investments.

The following table sets forth Marine Engine segment results for the six months ended:

	Six Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	June 30, 2012	July 2, 2011	$	%
Net sales	$1,080.6	$1,090.1	$(9.5)	(0.9)%
Restructuring, exit and impairment charges	2.6	4.0	(1.4)	(35.0)%
Operating earnings	152.8	157.6	(4.8)	(3.0)%
Operating margin	14.1%	14.5%		(40) bpts
Capital expenditures	$14.0	$15.8	$(1.8)	(11.4)%
__________

bpts = basis points

For the six months ended June 30, 2012, the Marine Engine segment experienced a slight decline in net sales as lower net sales of global sterndrive engine products and non-U.S. outboard engine and parts and accessories, driven primarily by European markets, more than offset increases in the domestic marine service, parts and accessories and outboard engines businesses. Net sales of outboard engines for the six months ended June 30, 2012 were negatively affected in the 75 to 150 horsepower four stroke product range, as discussed in the second quarter results above, along with sterndrive production ramp-up issues in the first quarter resulting from plant consolidation activities in Fond du Lac, Wisconsin.
The restructuring, exit and impairment charges for the six months ended June 30, 2012 and July 2, 2011 were primarily related to the consolidation of engine production facilities as mentioned above.
Marine Engine segment operating earnings decreased in the six months ended June 30, 2012 as a result of: lower net sales and operating inefficiencies resulting from the sterndrive manufacturing transition described above; spending on investments in growth initiatives; and the absence of a gain on the sale of a distribution facility in Australia and a favorable recovery against an insurance policy in the first quarter of 2011. Partially offsetting these factors were lower warranty and variable compensation expense, cost savings from cost-reduction efforts and lower restructuring, exit and impairment charges.
The descriptions of the Marine Engine segment capital expenditures for the year-to-date period were consistent with the descriptions in the quarterly period above.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	June 30, 2012	July 2, 2011	$	%
Net sales	$321.9	$356.0	$(34.1)	(9.6)%
Restructuring, exit and impairment charges (gains)	0.3	(0.1)	0.4	NM
Operating earnings	8.4	10.1	(1.7)	(16.8)%
Operating margin	2.6%	2.8%		(20) bpts
Capital expenditures	$8.9	$6.0	$2.9	48.3%
__________

bpts = basis points
NM = not meaningful

Boat segment net sales decreased when comparing the second quarter of 2012 with the second quarter of 2011. Domestic wholesale unit sales volumes declined despite the Company's domestic dealers experiencing retail growth as seasonal reductions in the Company's dealers' on-hand inventories occurred at a greater rate than the prior year. A decrease in wholesale shipments, including significant declines in European markets, and the absence of $19.9 million of second quarter 2011 net sales associated with the Company's former Sealine boat brand, which was divested in August 2011, were the main factors contributing to the decline in net sales. Refer to Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further discussion of the Sealine divestiture. The decrease in net sales was partially offset by the increased demand in the Company's aluminum and fiberglass outboard market segments, which included benefits from improved demand and market share gains. International sales declined to 36 percent of the segment’s sales during the second quarter of 2012 due mainly to the divestiture of Sealine and the economic conditions in Europe, which had an impact on European demand and consumer confidence.

The restructuring, exit and impairment charges recognized during the second quarter of 2012 included charges related to severance as well as additional costs associated with consolidation of the Company's manufacturing footprint. The restructuring, exit and impairment gains recognized during the second quarter of 2011 were primarily related to a gain on the sale of a boat facility partially offset by additional costs associated with consolidation of the Company's manufacturing footprint. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Boat segment operating earnings declined in the second quarter of 2012 mainly due to reduced sales volumes, higher material costs and increased spending on investments in new products and growth initiatives. Partially offsetting these factors were favorable settlements reached in the second quarter of 2012, lower variable compensation expense and lower costs resulting from successful cost reduction efforts.

Capital expenditures in the second quarters of 2012 and 2011 were related to tooling costs for the production of new models, growth initiatives and profit-maintaining investments.

The following table sets forth Boat segment results for the six months ended:

	Six Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	June 30, 2012	July 2, 2011	$	%
Net sales	$628.3	$659.5	$(31.2)	(4.7)%
Restructuring, exit and impairment charges (gains)	(1.2)	0.9	(2.1)	NM
Operating earnings	11.2	5.3	5.9	NM
Operating margin	1.8%	0.8%		100 bpts
Capital expenditures	$14.0	$10.2	$3.8	37.3%
__________

bpts = basis points
NM = not meaningful
The factors affecting Boat segment net sales and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.
The restructuring, exit and impairment charges recognized during the current year-to-date period included gains on the sales of certain boat facilities partially offset by additional costs associated with consolidation of the Company's manufacturing footprint. The restructuring, exit and impairment charges recognized during the prior year were primarily related to additional costs associated with consolidation of the Company's manufacturing footprint. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Boat segment operating earnings increased in the first half of 2012 mainly due to the items positively affecting net sales discussed above, lower costs resulting from cost reduction efforts, lower variable compensation and depreciation expense, lower restructuring charges discussed above and favorable settlements reached in the second quarter of 2012. Partially offsetting these items were the items negatively affecting net sales discussed above, higher material costs and increased spending on investments in new products and growth initiatives.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	June 30, 2012	July 2, 2011	$	%
Net sales	$143.3	$141.6	$1.7	1.2%
Restructuring, exit and impairment charges	—	0.1	(0.1)	(100.0)%
Operating earnings	19.9	19.1	0.8	4.2%
Operating margin	13.9%	13.5%		40 bpts
Capital expenditures	$1.2	$1.4	$(0.2)	(14.3)%
__________

bpts = basis points

Net sales for the Fitness segment increased modestly in the second quarter of 2012 when compared with the second quarter of 2011, reflecting increases in non-European commercial sales, partially offset by sales declines in European markets. International sales declined and comprised 48 percent of the segment’s sales during the second quarter of 2012, with the declines due to lower European demand caused by weak economic conditions, including low consumer confidence and tightening credit in some market segments.

Fitness segment operating earnings in the second quarter of 2012 increased as a result of the modest increase in sales and lower variable compensation expense partially offset by higher material and freight costs when compared with the same prior year period.

Capital expenditures in the second quarters of 2012 and 2011 related to growth initiatives and profit-maintaining investments.

The following table sets forth Fitness segment results for the six months ended:

	Six Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	June 30, 2012	July 2, 2011	$	%
Net sales	$300.4	$298.0	$2.4	0.8%
Restructuring, exit and impairment charges	—	0.1	(0.1)	(100.0)%
Operating earnings	43.6	42.5	1.1	2.6%
Operating margin	14.5%	14.3%		20 bpts
Capital expenditures	$2.6	$2.0	$0.6	30.0%
__________

bpts = basis points

Net sales for the Fitness segment increased slightly in the first half of 2012 when compared with the same prior year period due to the same factors described in the quarterly period above in addition to the absence of a large order from one of its major customer categories recorded in the first half of 2011.

The factors affecting Fitness segment operating earnings and capital expenditures for the year-to-date period were consistent with the factors described in the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	June 30, 2012	July 2, 2011	$	%
Net sales	$72.6	$77.5	$(4.9)	(6.3)%
Operating earnings	2.4	2.5	(0.1)	(4.0)%
Operating margin	3.3%	3.2%		10 bpts
Capital expenditures	$3.6	$2.7	$0.9	33.3%
__________

bpts = basis points

Net sales for the Bowling & Billiards segment decreased in the second quarter of 2012 when compared with the same prior year period across each of the segment's businesses, including a decline in bowling product sales, lower revenues from operating fewer retail bowling centers and a reduction in equivalent center sales. International sales declined to 25 percent of the segment’s sales during the second quarter of 2012, primarily due to European demand.

Bowling & Billiards’ operating earnings were essentially flat in the second quarter of 2012 when compared with the second quarter of 2011, as the impact of lower sales and increased spending on investments in growth initiatives were almost entirely offset by improved operating efficiencies and lower variable compensation expense.

Capital expenditures in the second quarters of 2012 and 2011 were related to growth initiatives and profit-maintaining investments.

The following table sets forth Bowling & Billiards segment results for the six months ended:

	Six Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	June 30, 2012	July 2, 2011	$	%
Net sales	$162.5	$164.8	$(2.3)	(1.4)%
Operating earnings	16.8	16.7	0.1	0.6%
Operating margin	10.3%	10.1%		20 bpts
Capital expenditures	$7.3	$3.6	$3.7	NM
__________

bpts = basis points
NM = not meaningful

Bowling & Billiards segment net sales were down from the comparable period in the prior year primarily as a result of lower sales from its bowling retail and billiards businesses, partially offset by increased sales in its bowling products business.
Operating earnings for the year-to-date period were essentially flat when compared with the prior period, as improved operating efficiencies and lower variable compensation expense were almost entirely offset by the impact of lower net sales and increased spending on investments in growth initiatives. The descriptions of the capital expenditures for the year-to-date period were consistent with the descriptions in the quarterly period above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the six months ended:

	Six Months Ended
(in millions)	June 30, 2012	July 2, 2011
Net cash provided by operating activities	$45.2	$81.2
Net cash provided by (used for):
Capital expenditures	(38.2)	(31.8)
Proceeds from the sale of property, plant and equipment	18.1	16.2
Other, net	3.0	7.0
Free cash flow*	$28.1	$72.6
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

2012 Cash Flow

In the first six months of 2012, net cash provided by operating activities totaled $45.2 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash expenses. A seasonal increase in working capital had a negative effect on net cash provided by operating activities.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets.  Accounts and notes receivable increased $99.2 million during the first six months of 2012, due primarily to seasonally higher sales in the Marine Engine segment.  The decrease in Accrued expenses of $70.5 million during the first six months of 2012 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2011. Partially offsetting these items was an increase in Accounts payable of $39.6 million, which was a result of seasonal increases in production in the Company's Marine Engine and Boat segments.

Net cash provided by investing activities during the first six months of 2012 totaled $10.1 million, which included net proceeds from marketable securities of $25.1 million that were used to satisfy interim working capital requirements during the quarter. See Note 10 - Investments in Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities.  The Company also received $18.1 million in proceeds from the sale of idle property, plant and equipment in its Boat and Marine Engine segments. Partially offsetting these items was $38.2 million of capital expenditures in the first six months of 2012.  The Company's capital spending is focused on growth initiatives and new product introductions, as well as high priority, profit-maintaining capital and investments required to reduce operating costs.
Cash flows used for financing activities were $27.5 million during the six months ended June 30, 2012. The cash outflow was primarily the result of repayments of long-term debt.

2011 Cash Flow

In the first six months of 2011, net cash provided by operating activities totaled $81.2 million. The most significant source of cash provided by operating activities was earnings adjusted for non-cash expenses. Cash provided by operating activities was negatively affected by a seasonal increase in working capital. Accounts and notes receivable increased $121.6 million during the first six months of 2011, due primarily to seasonally higher sales in the Marine Engine segment. The decrease in Accrued expenses of $23.4 million during the first six months of 2011 was driven primarily by the payment of variable compensation. Partially offsetting these items was an increase in Accounts payable of $36.6 million, which was a result of seasonal increases in production in the Company’s Marine Engine and Boat segments.

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
Cash flows used for financing activities were $50.6 million during the six months ended July 2, 2011. The cash outflow was primarily the result of repayments of long-term debt, partially offset by net proceeds from stock compensation activity.

Liquidity and Capital Resources

The Company views its highly liquid assets as of June 30, 2012, December 31, 2011, and July 2, 2011 as:

(in millions)	June 30, 2012	December 31, 2011	July 2, 2011
Cash and cash equivalents	$366.0	$338.2	$527.0
Short-term investments in marketable securities	96.4	76.7	78.8
Long-term investments in marketable securities	46.5	92.9	71.0
Total cash, cash equivalents and marketable securities	$508.9	$507.8	$676.8

The following table sets forth an analysis of net debt as of June 30, 2012, December 31, 2011, and July 2, 2011:

(in millions)	June 30, 2012	December 31, 2011	July 2, 2011
Short-term debt, including current maturities of long-term debt	$7.1	$2.4	$1.7
Long-term debt	668.2	690.4	785.2
Total debt	675.3	692.8	786.9
Less: Cash, cash equivalents and marketable securities	508.9	507.8	676.8
Net debt (A)	$166.4	$185.0	$110.1

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

The following table sets forth an analysis of total liquidity as of June 30, 2012, December 31, 2011, and July 2, 2011:

(in millions)	June 30, 2012	December 31, 2011	July 2, 2011
Cash, cash equivalents and marketable securities	$508.9	$507.8	$676.8
Amounts available under its asset-based lending facilities	275.0	231.5	229.2
Total liquidity (A)	$783.9	$739.3	$906.0

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

Cash, cash equivalents and marketable securities totaled $508.9 million as of June 30, 2012, an increase of $1.1 million from $507.8 million as of December 31, 2011, and a decrease of $167.9 million from $676.8 million as of July 2, 2011.  Total debt as of June 30, 2012, December 31, 2011, and July 2, 2011 was $675.3 million, $692.8 million and $786.9 million, respectively.  As a result, the Company's Net debt decreased to $166.4 million as of June 30, 2012, from $185.0 million at December 31, 2011, and increased from $110.1 million as of July 2, 2011.  The Company's debt-to-capitalization ratio decreased to 81.0 percent as of June

30, 2012, from 95.7 percent as of December 31, 2011, due primarily to the effect of earnings on Shareholders' equity and reduced debt levels. The Company's debt-to-capitalization ratio of 81.0 percent as of June 30, 2012, increased from 78.9 percent as of July 2, 2011, mainly resulting from a decline in shareholders' equity caused by higher Accumulated other comprehensive losses resulting from the remeasurement of the Company's defined benefit plan obligations at December 31, 2011, partially offset by earnings and reduced debt levels.

In March 2011, the Company entered into a five-year, $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under the Facility are subject to the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company's domestic subsidiaries.  As of June 30, 2012, the borrowing base totaled $306.5 million and available borrowing capacity totaled $275.0 million, net of $25.0 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of June 30, 2012.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of June 30, 2012.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of June 30, 2012.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of June 30, 2012): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company's borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of the second quarter of 2012, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.  During 2012, the Company has continued to reduce its outstanding debt, and during the third quarter of 2012, the Company repurchased $6.0 million of its Debentures due 2023 and announced the retirement of $71.5 million of its Senior notes due 2013 with a settlement date scheduled for August 27, 2012. See Note 16 - Subsequent Events in Notes to Condensed Consolidated Financial Statements for further discussion.  After the third quarter repurchase, the next significant long-term debt maturity is not until 2016. The Company may further reduce debt levels in 2012 at management's discretion. Management expects that the Company's near-term operating cash requirements will be met out of existing cash and marketable securities balances and free cash flow.  Specifically, the Company expects to increase net earnings in 2012 when compared with net earnings in 2011 as a result of increasing sales. The Company plans to increase capital expenditures in 2012 to approximately $120.0 million compared with $90.0 million in 2011 to develop and introduce new products to its current portfolio and to capitalize on growth initiatives.

The Company contributed $1.7 million and $1.4 million to fund benefit payments in its nonqualified pension plan in the first six months of 2012 and 2011, respectively, and expects to contribute approximately $2.3 million of additional funding to the plan through the remainder of 2012.  The Company contributed $20.0 million to its qualified pension plans in the six months ended June 30, 2012 and expects to contribute at least an additional $55.0 million to its qualified pension plans in the remainder of 2012. The Company contributed $20.0 million to its qualified pension plans in the six months ended July 2, 2011 and an additional $56.1 million of contributions in the second half of 2011. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 12 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2011, are detailed in the 2011 Form 10-K.  Other than as described below, there have been no material changes outside the ordinary course of business.  The Company periodically evaluates its capital structure, and as a result, during the third quarter of 2012, but prior to the filing of this report, the Company repurchased $6.0 million of its Debentures due 2023 and announced the retirement of $71.5 million of its Senior notes due 2013 with a settlement date scheduled for August 27, 2012, as described in Note 16 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies

As discussed in the 2011 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are forward-looking as defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations, estimates and projections about Brunswick's business. These statements are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to: the effect of adverse general economic conditions, including the amount of disposable income available to consumers for discretionary purchases, tight consumer credit markets, and the level of consumer confidence on the demand for marine, fitness, billiards and bowling equipment, products and services; the ability of dealers and customers to secure adequate access to financing and the Company's ability to access capital and credit markets; the ability to maintain strong relationships with dealers, distributors and independent boat builders; the ability to maintain effective distribution and develop alternative distribution channels without disrupting incumbent distribution partners; the ability to successfully manage pipeline inventories and respond to any excess supply of repossessed and aged boats in the market; credit and collections risks, including the potential obligation to repurchase dealer inventory; the risk of losing a key account or a critical supplier; the strength and protection of the Company's brands and other intellectual property; the ability to spread fixed costs while establishing a smaller manufacturing footprint; the ability to successfully complete restructuring efforts in accordance with projected timeframes and costs; the ability to obtain components, parts and raw materials from suppliers in a timely manner and for a reasonable price; the need to meet pension funding obligations; the effect of higher energy and logistics costs, interest rates and fuel prices on the Company's results; competitive pricing pressures, including the impact of inflation and increased competition from Asian competitors; the ability to develop new and innovative products in response to changing retail demands and expectations that are differentiated for the global marketplace at a competitive price and in compliance with applicable laws; the effect of competition from other leisure pursuits on the level of participation in boating, fitness, bowling and billiards activities; the risk of product liability, warranty and other claims in connection with the manufacture and sale of products; the ability to respond to and minimize the negative financial impact of legislative and regulatory developments, including those related to environmental restrictions, climate change, healthcare costs, taxes and employee benefits; the ability to maintain market share, particularly in high-margin products; fluctuations in the Company's stock price due to external factors; the ability to maintain product quality and service standards expected by customers; the ability to increase manufacturing operations and meet production targets within time and budgets allowed; negative currency trends, including shifts in exchange rates; competition from new technologies; the ability to complete environmental remediation efforts and resolve claims and litigation at the cost estimated; the uncertainty and risks of doing business in international locations, including international political instability, civil unrest and other risks associated with operations in emerging markets; the risk of having to record an impairment to the value of goodwill and other assets; the effect that catastrophic events may have on consumer demand and the ability to manufacture products, including hurricanes, floods, earthquakes, and environmental spills; the effect of weather conditions on demand for marine products and retail bowling center revenues; the risk of losing individuals who are key contributors to the organization; and risks associated with the Company's information technology systems, including the continued use of legacy systems and the risk of a failure of or attacks on the Company's information systems, which could result in data security breaches, lost or stolen assets or information, and associated remediation costs.

Additional factors are included in the Company’s 2011 Form 10-K and elsewhere in this report.

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

There have been no significant changes to the Company’s market risk since December 31, 2011.  For a discussion of exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” set forth in the Company’s 2011 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the Company’s 2011 Form 10-K, which was filed with the SEC on February 23, 2012.

Item 6.    Exhibits

10.1*	Brunswick Restoration Plan (as amended and restated effective January 1, 2013).
10.2*	Brunswick Corporation 2005 Elective Deferred Incentive Compensation Plan (as amended and restated effective January 1, 2013).
31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
August 3, 2012	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.