Form 10-Q
period 2012-09-29
BRUNSWICK CORP
filed 2012-11-02
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of October 31, 2012 was 89,525,734.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 29, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 29, 2012 (unaudited), and October 1, 2011 (unaudited)	1

	Condensed Consolidated Balance Sheets as of September 29, 2012 (unaudited), December 31, 2011, and October 1, 2011 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 (unaudited), and October 1, 2011 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	48

Item 6.	Exhibits	48

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$884.8	$876.7	$2,926.0	$2,958.9
Cost of sales	653.0	673.9	2,180.9	2,245.0
Selling, general and administrative expense	139.2	128.9	418.3	412.3
Research and development expense	26.9	25.1	77.5	72.9
Restructuring, exit and impairment charges	28.2	13.2	29.4	18.2
Operating earnings	37.5	35.6	219.9	210.5
Equity loss	(0.7)	(0.2)	(3.1)	(0.4)
Other income (expense), net	(0.5)	(0.6)	2.0	0.3
Earnings before interest, loss on early extinguishment of debt and income taxes	36.3	34.8	218.8	210.4
Interest expense	(16.8)	(19.3)	(52.8)	(63.8)
Interest income	0.5	0.9	2.2	2.6
Loss on early extinguishment of debt	(7.5)	(11.7)	(11.9)	(16.9)
Earnings before income taxes	12.5	4.7	156.3	132.3
Income tax provision	10.5	—	31.0	30.8
Net earnings	$2.0	$4.7	$125.3	$101.5

Earnings per common share:
Basic	$0.02	$0.05	$1.40	$1.14
Diluted	$0.02	$0.05	$1.36	$1.10

Weighted average shares used for computation of:
Basic earnings per common share	89.8	89.4	89.7	89.3
Diluted earnings per common share	92.5	91.8	92.3	92.3

Comprehensive income (loss)	$23.1	$(24.2)	$143.1	$103.7

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	September 29, 2012	December 31, 2011	October 1, 2011
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$310.3	$338.2	$384.5
Short-term investments in marketable securities	97.5	76.7	74.1
Total cash, cash equivalents and short-term investments in marketable securities	407.8	414.9	458.6
Restricted cash	20.0	20.0	20.0
Accounts and notes receivable, less allowances of $29.1, $31.0 and $33.3	411.1	346.2	389.0
Inventories
Finished goods	323.2	292.0	282.7
Work-in-process	175.4	167.2	164.4
Raw materials	82.1	73.4	81.9
Net inventories	580.7	532.6	529.0
Deferred income taxes	15.0	14.8	8.8
Prepaid expenses and other	26.1	27.6	29.0
Current assets	1,460.7	1,356.1	1,434.4

Property
Land	81.5	83.6	85.0
Buildings and improvements	566.2	606.8	616.1
Equipment	1,001.4	1,055.1	1,058.5
Total land, buildings and improvements and equipment	1,649.1	1,745.5	1,759.6
Accumulated depreciation	(1,153.5)	(1,229.0)	(1,244.8)
Net land, buildings and improvements and equipment	495.6	516.5	514.8
Unamortized product tooling costs	69.5	69.0	66.2
Net property	565.1	585.5	581.0

Other assets
Goodwill	291.4	290.3	291.0
Other intangibles, net	41.0	49.2	51.1
Long-term investments in marketable securities	47.6	92.9	88.1
Equity investments	42.3	47.7	53.9
Other long-term assets	59.8	72.3	78.3
Other assets	482.1	552.4	562.4

Total assets	$2,507.9	$2,494.0	$2,577.8

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	September 29, 2012	December 31, 2011	October 1, 2011
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$6.8	$2.4	$2.1
Accounts payable	337.2	282.0	302.0
Accrued expenses	564.0	623.7	598.5
Current liabilities	908.0	908.1	902.6

Long-term liabilities
Debt	590.9	690.4	701.2
Deferred income taxes	85.0	81.8	85.2
Postretirement benefits	540.0	592.6	505.6
Other	198.2	190.2	193.8
Long-term liabilities	1,414.1	1,555.0	1,485.8

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	439.4	434.6	432.0
Retained earnings	583.0	457.7	491.8
Treasury stock, at cost: 13,044,000, 13,434,000 and 13,459,000 shares	(390.5)	(397.5)	(398.0)
Accumulated other comprehensive loss, net of tax	(523.0)	(540.8)	(413.3)
Shareholders’ equity	185.8	30.9	189.4

Total liabilities and shareholders’ equity	$2,507.9	$2,494.0	$2,577.8

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011
Cash flows from operating activities
Net earnings	$125.3	$101.5
Depreciation and amortization	71.2	79.3
Pension funding, net of expense	(23.8)	(18.3)
Gains on sale of property, plant and equipment, net	(3.2)	(9.8)
Other long-lived asset impairment charges (gains)	23.0	(0.9)
Deferred income taxes	8.3	14.2
Loss on early extinguishment of debt	11.9	16.9
Changes in certain current assets and current liabilities	(133.2)	(130.1)
Income taxes	7.0	4.7
Other, net	20.2	23.7
Net cash provided by operating activities	106.7	81.2

Cash flows from investing activities
Capital expenditures	(68.6)	(57.9)
Purchases of marketable securities	(157.4)	(222.6)
Sales or maturities of marketable securities	179.6	163.0
Transfers to restricted cash	—	(20.0)
Investments	2.4	(0.9)
Proceeds from the sale of property, plant and equipment	18.6	22.5
Other, net	3.0	13.2
Net cash used for investing activities	(22.4)	(102.7)

Cash flows from financing activities
Net issuances of short-term debt	0.8	0.1
Payments of long-term debt including current maturities	(103.2)	(130.1)
Net premium paid on early extinguishment of debt	(11.0)	(14.9)
Net proceeds from stock compensation activity, including excess tax benefits	1.2	4.1
Other, net	—	(4.6)
Net cash used for financing activities	(112.2)	(145.4)

Net decrease in cash and cash equivalents	(27.9)	(166.9)
Cash and cash equivalents at beginning of period	338.2	551.4

Cash and cash equivalents at end of period	$310.3	$384.5

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2011 Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Form 10-K).  These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of September 29, 2012, December 31, 2011, and October 1, 2011, the results of operations for the three months and nine months ended September 29, 2012 and October 1, 2011, and the cash flows for the nine months ended September 29, 2012 and October 1, 2011.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first three quarters of fiscal year 2012 ended on September 29, 2012, June 30, 2012 and March 31, 2012 and the first three quarters of fiscal year 2011 ended on October 1, 2011, July 2, 2011 and April 2, 2011.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the nine months ended September 29, 2012, or will be adopted in future periods.

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

In July 2012, the FASB amended the ASC to simplify how entities test indefinite-lived intangible assets for impairment.  The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary.  The amendment is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company will adopt this amendment in 2013 and does not expect a material impact on the Company's consolidated results of operations and financial condition.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives, as well as restructuring activities initiated between 2007 and 2012, reflected the Company’s response to a difficult marine market, which continued to decline in certain markets and product categories through the third quarter of 2012.  These initiatives have resulted in the recognition of restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income during 2012 and 2011.

The costs incurred under these initiatives include:

Restructuring Activities – These amounts mainly relate to:

•	Employee termination and other benefits

•	Costs to retain and relocate employees

•	Consulting costs

•	Consolidation of manufacturing footprint

Exit Activities – These amounts mainly relate to:

•	Employee termination and other benefits

•	Lease exit costs

•	Inventory write-downs

•	Facility shutdown costs

Asset Disposition Actions – These amounts mainly relate to sales of assets and impairments of:

•	Fixed assets

•	Tooling

•	Patents and proprietary technology

•	Dealer networks

•	Trade names

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

Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances, such as announcements of restructuring activities, indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months and nine months ended September 29, 2012 and October 1, 2011.  The 2012 charges consist of expenses related to actions initiated in 2012, 2010, 2009 and 2008.  The 2011 charges consist of expenses related to actions initiated in 2011, 2010, 2009 and 2008:

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Restructuring activities:
Employee termination and other benefits	$0.9	$1.3	$0.8	$2.9
Current asset write-downs	0.9	—	0.9	—
Transformation and other costs:
Consolidation of manufacturing footprint	1.4	3.5	5.1	11.3
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	—	9.8	(0.2)	10.4
Asset disposition actions:
Trade name impairments	1.2	—	1.2	—
Definite-lived asset impairments and (gains) on disposal	23.8	(1.4)	21.6	(6.4)
Total restructuring, exit and impairment charges	$28.2	$13.2	$29.4	$18.2

The Company anticipates it will incur between $5 million and $10 million of additional restructuring charges in 2012 primarily related to known restructuring activities initiated in 2012, 2010 and 2009.  The Company expects most of these charges will be incurred in the Boat and Marine Engine segments.  Reductions in demand for the Company’s products, further refinement of its product portfolio or further opportunities to reduce costs, may result in additional restructuring, exit or impairment charges in future periods.

Actions Initiated in 2012

In connection with the preparation of the financial statements included in this Quarterly Report on Form 10-Q, the Company determined that it would record restructuring charges mainly due to continued weakness in the luxury sportfishing convertible, motoryacht and fiberglass sterndrive boat market segments as well as the refinement of its North American boat product portfolio. The Company recorded $13.8 million of impairment charges associated with its Hatteras and Cabo boat brands as the carrying value of their long-lived assets are not expected to be recovered through future cash flows. The Company also recorded $6.1 million of impairment charges associated with its decision to close its Knoxville, Tennessee production facility and $2.2 million of restructuring charges to consolidate fiberglass cruiser manufacturing and exit Bayliner cruisers in the U.S. and European markets. Long-lived asset impairment charges were also recorded in the third quarter of 2012 for certain European and Asia-Pacific boat brands as a result of weak powerboat demand in these regions.

The restructuring, exit and impairment charges recorded in the three months and nine months ended September 29, 2012, related to actions initiated in 2012, by reportable segment, are summarized below:

	Three Months Ended	Nine Months Ended
(in millions)	September 29, 2012	September 29, 2012
Boat	$27.7	$27.9
Fitness	0.1	0.1
Total	$27.8	$28.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the charges by category associated with the Company’s 2012 restructuring initiatives:

	Three Months Ended	Nine Months Ended
(in millions)	September 29, 2012	September 29, 2012
Restructuring activities:
Employee termination and other benefits	$0.9	$1.1
Current asset write-downs	0.9	0.9
Transformation and other costs:
Consolidation of manufacturing footprint	1.0	1.0
Asset disposition actions:
Trade name impairments	1.2	1.2
Definite-lived asset impairments	23.8	23.8
Total restructuring, exit and impairment charges	$27.8	$28.0

The restructuring charges related to actions initiated in 2012, by reportable segment, for the nine months ended September 29, 2012, are summarized below:

(in millions)	Boat	Fitness	Total
Employee termination and other benefits	$1.0	$0.1	$1.1
Current asset write-downs	0.9	—	0.9
Transformation and other costs	1.0	—	1.0
Asset disposition actions	25.0	—	25.0
Total restructuring, exit and impairment charges	$27.9	$0.1	$28.0

The following table summarizes the activity for restructuring, exit and impairment charges related to actions initiated in 2012 during the nine months ended September 29, 2012. The accrued costs as of September 29, 2012, represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2013 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2012	Non-cash Charges	Net Cash Payments	Accrued Costs as of Sept. 29, 2012
Employee termination and other benefits	$1.1	$—	$(0.1)	$1.0
Current asset write-downs	0.9	(0.9)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	1.0	(0.3)	—	0.7
Asset disposition actions:
Trade name impairments	1.2	(1.2)	—	—
Definite-lived asset impairments	23.8	(23.8)	—	—
Total restructuring, exit and impairment charges	$28.0	$(26.2)	$(0.1)	$1.7

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

The restructuring, exit and impairment charges recorded in the three months and nine months ended September 29, 2012 and October 1, 2011, related to actions initiated in 2011 and 2010, by reportable segment, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Marine Engine	$—	$—	$—	$(0.2)
Boat	—	9.0	(0.1)	9.8
Fitness	—	—	—	0.1
Bowling & Billiards	—	0.1	—	0.1
Corporate	—	—	—	0.1
Total	$—	$9.1	$(0.1)	$9.9

The following is a summary of the charges by category associated with the Company’s 2011 and 2010 restructuring initiatives:

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Restructuring activities:
Employee termination and other benefits	$—	$0.1	$—	$0.1
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.5	0.1	1.7
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	—	9.6	(0.2)	10.2
Asset disposition actions:
Definite-lived asset gains on disposal	—	(1.1)	—	(2.1)
Total restructuring, exit and impairment charges	$—	$9.1	$(0.1)	$9.9

The restructuring charges related to actions initiated in 2011 and 2010, by reportable segment, for the nine months ended September 29, 2012, are summarized below:

(in millions)	Boat	Total
Transformation and other costs	$(0.1)	$(0.1)
Total restructuring, exit and impairment charges	$(0.1)	$(0.1)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring charges related to actions initiated in 2011 and 2010, by reportable segment, for the nine months ended October 1, 2011, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$(0.2)	$0.1	$—	$0.1	$0.1	$0.1
Transformation and other costs	—	11.8	0.1	—	—	11.9
Asset disposition actions	—	(2.1)	—	—	—	(2.1)
Total restructuring, exit and impairment charges	$(0.2)	$9.8	$0.1	$0.1	$0.1	$9.9

The following table summarizes the activity for restructuring, exit and impairment charges related to actions initiated in 2011 and 2010 during the nine months ended September 29, 2012.  The accrued costs as of September 29, 2012, represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2013 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2012	Gains Recognized in 2012	Non-cash Gains	Net Cash Payments	Accrued Costs as of Sept. 29, 2012
Employee termination and other benefits	$0.8	$—	$—	$(0.1)	$0.7
Transformation and other costs:
Consolidation of manufacturing footprint	0.7	(0.1)	0.3	(0.1)	0.8
Retention and relocation costs	0.2	—	—	(0.2)	—
Total restructuring, exit and impairment charges	$1.7	$(0.1)	$0.3	$(0.4)	$1.5

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

The restructuring, exit and impairment charges recorded in the three months and nine months ended September 29, 2012 and October 1, 2011, related to actions initiated in 2009 and 2008, by reportable segment, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Marine Engine	$0.4	$4.2	$3.0	$8.4
Boat	—	(0.3)	(1.3)	(0.2)
Bowling & Billiards	—	0.2	—	0.2
Corporate	—	—	(0.2)	(0.1)
Total	$0.4	$4.1	$1.5	$8.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the charges by category associated with the 2009 and 2008 restructuring activities recognized during the three months and nine months ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Restructuring activities:
Employee termination and other benefits	$—	$1.2	$(0.3)	$2.8
Transformation and other costs:
Consolidation of manufacturing footprint	0.4	3.0	4.0	9.6
Exit activities:
Transformation and other adjustments:
Consolidation of manufacturing footprint	—	0.2	—	0.2
Asset disposition actions:
Definite-lived asset gains on disposal	—	(0.3)	(2.2)	(4.3)
Total restructuring, exit and impairment charges	$0.4	$4.1	$1.5	$8.3

The restructuring charges related to actions initiated in 2009 and 2008, by reportable segment, for the nine months ended September 29, 2012, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total
Employee termination and other benefits	$(0.3)	$—	$—	$(0.3)
Transformation and other costs	4.2	—	(0.2)	4.0
Asset disposition actions	(0.9)	(1.3)	—	(2.2)
Total restructuring, exit and impairment charges	$3.0	$(1.3)	$(0.2)	$1.5

The restructuring charges related to actions initiated in 2009 and 2008, by reportable segment, for the nine months ended October 1, 2011, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$2.8	$—	$—	$—	$2.8
Transformation and other costs	9.7	—	0.2	(0.1)	9.8
Asset disposition actions	(4.1)	(0.2)	—	—	(4.3)
Total restructuring, exit and impairment charges	$8.4	$(0.2)	$0.2	$(0.1)	$8.3

The following table summarizes the activity for restructuring, exit and impairment charges related to actions initiated in 2009 and 2008 during the nine months ended September 29, 2012.  The accrued costs as of September 29, 2012, represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2013 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2012	Costs/(Gains) Recognized in 2012	Non-cash Gains	Net Cash Payments	Accrued Costs as of Sept. 29, 2012
Employee termination and other benefits	$9.3	$(0.3)	$—	$(7.2)	$1.8
Transformation and other costs:
Consolidation of manufacturing footprint	2.4	4.0	—	(4.7)	1.7
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(2.2)	2.2	—	—
Total restructuring, exit and impairment charges	$11.7	$1.5	$2.2	$(11.9)	$3.5

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

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months and nine months ended September 29, 2012 and October 1, 2011.  The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of September 29, 2012, the term of derivative instruments hedging forecasted transactions ranged from one to 17 months.

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes.  These include: product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at September 29, 2012 and December 31, 2011 had notional contract values of $107.6 million and $112.1 million, respectively.  Option contracts outstanding at September 29, 2012 and December 31, 2011, had notional contract values of $102.2 million and $106.8 million, respectively.  The forward and options contracts outstanding at September 29, 2012 mature during 2012 and 2013 and mainly relate to the Euro, Canadian dollar, Japanese yen, Australian dollar, Mexican peso, British pound, New Zealand dollar, Norwegian krone, Swedish krona, and Hungarian forint. As of September 29, 2012, the Company estimates that during the next 12 months, it will reclassify approximately $1.7 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated refinancing in 2013 of the Company's senior notes due in 2016. Forward starting interest rate swaps outstanding at September 29, 2012 and December 31, 2011 had notional contract values of $100.0 million and $50.0 million, respectively.

As of September 29, 2012 and December 31, 2011, the Company had $3.9 million of net deferred losses and $0.5 million of net deferred gains, respectively, associated with all forward starting interest rate swaps, which were included in Accumulated other

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

comprehensive loss.  These amounts include gains deferred on $250.0 million of notional value forward starting interest rate swaps terminated in July 2006, net of losses deferred on $150.0 million of forward starting swaps, which were terminated in August 2008, and losses deferred on $100.0 million of notional value forward starting swaps, which were outstanding at September 29, 2012.  As of September 29, 2012, the Company estimates that during the next 12 months, it will reclassify approximately $0.9 million of net gains resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at September 29, 2012 and December 31, 2011 had notional contract values of $30.1 million and $27.1 million, respectively.  The contracts outstanding mature through 2014.  The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of September 29, 2012, the Company estimates that during the next 12 months it will reclassify approximately $0.8 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of September 29, 2012, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$0.7	Accrued expenses	$2.4
Commodity contracts	Prepaid expenses and other	0.8	Accrued expenses	1.5
Interest rate contracts	Prepaid expenses and other	—	Accrued expenses	6.1
Total		$1.5		$10.0

As of December 31, 2011, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$3.9	Accrued expenses	$1.5
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	4.1
Interest rate contracts	Prepaid expenses and other	—	Accrued expenses	2.4
Total		$3.9		$8.0

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 29, 2012 was:

(in millions)
Fair Value Hedging Instruments	Location of (Loss) on Derivatives Recognized in Earnings	Amount of (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(0.4)
Foreign exchange contracts	Other income (expense), net	(0.2)
Total		$(0.6)

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(0.8)	Interest expense	$0.2
Foreign exchange contracts	(2.7)	Cost of sales	0.6
Commodity contracts	3.0	Cost of sales	(1.4)
Total	$(0.5)		$(0.6)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 29, 2012 was:

(in millions)
Fair Value Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$0.9
Foreign exchange contracts	Other income (expense), net	(0.2)
Total		$0.7

Cash Flow Hedge Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(3.7)	Interest expense	$0.7
Foreign exchange contracts	(4.2)	Cost of sales	0.4
Commodity contracts	0.1	Cost of sales	(3.5)
Total	$(7.8)		$(2.4)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended October 1, 2011 was:

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

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the nine months ended October 1, 2011 was:

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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At September 29, 2012, the fair value of the Company’s long-term debt was approximately $636.7 million and was determined using Level 1 and Level 2 inputs described in

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $595.9 million as of September 29, 2012.

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2012:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$166.7	$—	$—	$166.7
Short-term investments in marketable securities	0.8	96.7	—	97.5
Long-term investments in marketable securities	47.6	—	—	47.6
Restricted cash	20.0	—	—	20.0
Equity investments	0.9	—	—	0.9
Derivatives	—	1.5	—	1.5
Total assets	$236.0	$98.2	$—	$334.2

Liabilities:
Derivatives	$—	$10.0	$—	$10.0
Total liabilities	$—	$10.0	$—	$10.0

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

During the three months and nine months ended September 29, 2012 and October 1, 2011, the Company undertook various restructuring activities, as discussed in Note 2 – Restructuring Activities.  The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments.  Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value.  Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.  Other than the assets measured at fair value on a recurring basis, as shown in the table above, the definite-lived asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis were $28.3 million, of which $22.8 million, $4.7 million and $0.8 million were measured as of September 29, 2012, December 31, 2011 and July 2, 2011, respectively.  Those balances were primarily determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 5 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares from treasury shares and from authorized, but unissued, shares of common stock.  As of September 29, 2012, 2.2 million shares were available for grant.

SARs

Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options.  During the three months and nine months ended September 29, 2012, the Company granted 0.0 million and 0.4 million SARs, respectively. During the three months and nine months ended October 1, 2011, the Company granted 0.2 million and 1.1 million SARs, respectively.  In the three months and nine months ended September 29, 2012, there was $1.7 million and $5.2 million, respectively, of total expense after adjusting for forfeitures due to amortization of SARs granted.  In the three months and nine months ended October 1, 2011, there was $2.9 million and $9.0 million, respectively, of total expense after adjusting for forfeitures due to amortization of SARs granted.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The weighted average fair values of individual SARs granted during the first three quarters of 2012 and 2011 were $12.70 and $10.60, respectively.  The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2012 and 2011:

	2012	2011
Risk-free interest rate	1.1%	2.5%
Dividend yield	0.2%	0.2%
Volatility factor	58.3%	53.7%
Weighted average expected life	5.2 – 6.7 years	5.2 – 6.7 years

Non-Vested Stock Awards

During the three months and nine months ended September 29, 2012, the Company granted 0.0 million and 0.3 million stock awards, respectively. The Company granted 0.0 million and 0.2 million of stock awards during the three months and nine months ended October 1, 2011, respectively.  The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period.  During the three months and nine months ended September 29, 2012, $1.6 million and $4.3 million, respectively, was charged to compensation expense from the amortization of outstanding grants. During the three months and nine months ended October 1, 2011, $0.8 million and $2.6 million, respectively, was charged to compensation expense from the amortization of outstanding grants.

As of September 29, 2012, there was $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 1.1 years.

Performance Awards

In February 2012, the Company granted performance shares to certain senior executives. The share awards are based on two performance measures - a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares are earned during the one-year CFROI performance period, commencing January 1, 2012, and ending December 31, 2012. The target performance shares earned from CFROI performance are then subject to a TSR modifier based on performance against a predefined comparator group over the three-year performance period. Based upon current projections of probable attainment of the CFROI measure and the projected TSR modifier, $0.6 million and $1.7 million was charged to compensation expense for the three months and nine months ended September 29, 2012, respectively.

The grant date fair value of the performance awards was $26.81, which was estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

2012
Risk-free interest rate	0.4%
Dividend yield	0.2%
Volatility factor	67.9%
Expected life of award	2.9 years

As of September 29, 2012, there was $1.1 million of total unrecognized compensation cost related to performance awards granted under the Plan.  That cost is expected to be recognized over a weighted average period of 0.9 years.

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

Basic and diluted earnings per common share for the three months and nine months ended September 29, 2012, and for the comparable periods ended October 1, 2011, were calculated as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net earnings	$2.0	$4.7	$125.3	$101.5

Weighted average outstanding shares – basic	89.8	89.4	89.7	89.3
Dilutive effect of common stock equivalents	2.7	2.4	2.6	3.0
Weighted average outstanding shares – diluted	92.5	91.8	92.3	92.3

Basic earnings per common share	$0.02	$0.05	$1.40	$1.14

Diluted earnings per common share	$0.02	$0.05	$1.36	$1.10

As of September 29, 2012, the Company had 8.4 million options outstanding, of which 5.7 million were exercisable.  This compares with 9.4 million options outstanding, of which 4.8 million were exercisable, as of October 1, 2011.  During the three months and nine months ended September 29, 2012, there were 2.2 million and 2.3 million weighted average shares of options outstanding, respectively, for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. This compares to 4.7 million and 2.9 million anti-dilutive weighted average shares of options outstanding that were excluded from the corresponding periods ended October 1, 2011.

Note 7 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of September 29, 2012 and October 1, 2011 were:

	Single Year Obligation		Maximum Obligation
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Marine Engine	$4.1	$6.2	$4.1	$6.2
Boat	2.5	2.3	2.5	2.3
Fitness	26.9	36.4	31.5	42.0
Bowling & Billiards	1.2	2.9	2.0	5.3
Total	$34.7	$47.8	$40.1	$55.8

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $2.7 million and $5.0 million accrued for potential losses related to recourse exposure at September 29, 2012 and October 1, 2011, respectively.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The potential cash payments the Company could be required to make to repurchase collateral as of September 29, 2012 and October 1, 2011 were:

	Single Year Obligation		Maximum Obligation
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Marine Engine	$1.5	$1.6	$1.5	$1.6
Boat	81.0	85.5	101.0	105.5
Bowling & Billiards	—	0.1	—	0.1
Total	$82.5	$87.2	$102.5	$107.2

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $2.1 million and $1.7 million accrued for potential losses related to repurchase exposure at September 29, 2012 and October 1, 2011, respectively.  The Company’s repurchase accrual represents the expected losses resulting from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Condensed Consolidated Balance Sheets based on historical experience and current facts and circumstances.  Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $39.2 million and $45.0 million was recorded in Accounts and notes receivable and Accrued expenses as of September 29, 2012 and December 31, 2011, respectively.  Further, the long-term portion of these arrangements of $23.9 million and $33.2 million as of September 29, 2012 and December 31, 2011, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $44.9 million as of September 29, 2012.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $6.2 million as collateral against $19.0 million of outstanding surety bonds as of September 29, 2012.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following activity related to product warranty liabilities was recorded in Accrued expenses during the nine months ended September 29, 2012 and October 1, 2011:

	Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011
Balance at beginning of period	$133.2	$151.3
Payments made	(56.6)	(63.7)
Provisions/additions for contracts issued/sold	48.5	51.8
Aggregate changes for preexisting warranties	(2.2)	(0.6)
Warranty liability assumed from joint venture	7.4	—
Balance at end of period	$130.3	$138.8

In the second quarter of 2012, the Company assumed its share of the warranty liability from Cummins MerCruiser Diesel Marine LLC, the joint venture between Brunswick’s Mercury Marine division and Cummins Marine, a division of Cummins Inc., in connection with the dissolution of the joint venture as discussed in Note 10 – Investments.

Additionally, customers in the Company's Marine Engine, Boat and Fitness segments may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $47.9 million and $41.4 million at September 29, 2012 and December 31, 2011, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

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

Note 8 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Condensed Consolidated Balance Sheets as of September 29, 2012, December 31, 2011 and October 1, 2011.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 7 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 7 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position.  There were no significant troubled debt restructurings during the three months or nine months ended September 29, 2012.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of September 29, 2012:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$1.7	$9.1	$—	$10.8
Long-term	—	—	0.8	4.8	—	5.6
Allowance for credit loss	—	—	(0.9)	(6.0)	—	(6.9)
Total	—	—	1.6	7.9	—	9.5

Third-Party Receivables:
Short-term	4.7	4.1	30.2	0.2	—	39.2
Long-term	—	—	23.9	—	—	23.9
Allowance for credit loss	—	—	—	—	—	—
Total	4.7	4.1	54.1	0.2	—	63.1

Other Receivables:
Short-term	9.7	2.8	3.2	—	0.3	16.0
Long-term	3.8	0.6	0.2	—	—	4.6
Allowance for credit loss	—	(2.9)	(0.2)	—	—	(3.1)
Total	13.5	0.5	3.2	—	0.3	17.5

Total Financing Receivables	$18.2	$4.6	$58.9	$8.1	$0.3	$90.1

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth activity related to the allowance for credit loss on financing receivables during the nine months ended September 29, 2012:

(in millions)	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Beginning balance	$—	$1.8	$6.6	$8.4
Current period provision	—	1.2	0.2	1.4
Direct write-downs	—	—	(0.8)	(0.8)
Recoveries	—	(2.1)	—	(2.1)
Ending balance	$—	$0.9	$6.0	$6.9

Other Receivables:
Beginning balance	$2.6	$0.4	$—	$3.0
Current period provision	0.3	—	—	0.3
Direct write-downs	—	—	—	—
Recoveries	—	(0.2)	—	(0.2)
Ending balance	$2.9	$0.2	$—	$3.1

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

During the first quarter of 2012, the Company realigned its global marine operations, which resulted in changes to the components of the Marine Engine and Boat reportable segments. Several Brunswick boat brands based in Europe and Asia, which include Quicksilver, Rayglass, Uttern and Valiant boats, each of which were previously included in the Marine Engine segment, are now managed and included as part of the Boat segment. Additionally, the Company started evaluating segment results exclusive of certain costs associated with its defined benefit pension plans. As a result of freezing benefit accruals in its defined benefit pension plans, the Company has elected to allocate only service-related costs to the operating segment results and report all other components of pension expense on a separate line included in the segment tables presented below. As a result, Interest cost, Expected return on plan assets and Amortization of net actuarial losses previously reported in the Marine Engine and Bowling &

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Billiards segments, as well as Corporate/Other, are now being reported in Pension - non-service costs. Pension costs associated with Service cost and Amortization of prior service cost, while not significant, remain in the reporting segments as presented in the tables below. Segment results have been revised for all periods presented to reflect the change in Brunswick's reported segments.

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

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the three months ended September 29, 2012 and October 1, 2011:

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Marine Engine	$503.5	$455.6	$74.5	$52.9
Boat	205.8	221.1	(43.5)	(21.2)
Marine eliminations	(50.9)	(36.7)	—	—
Total Marine	658.4	640.0	31.0	31.7
Fitness	151.9	157.2	23.1	22.6
Bowling & Billiards	74.5	79.5	3.2	2.8
Pension - non-service costs	—	—	(6.1)	(7.6)
Corporate/Other	—	—	(13.7)	(13.9)
Total	$884.8	$876.7	$37.5	$35.6

The following table sets forth net sales and operating earnings (loss) of each of the Company’s reportable segments for the nine months ended September 29, 2012 and October 1, 2011:

	Net Sales		Operating Earnings (Loss)
	Nine Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Marine Engine	$1,584.1	$1,545.7	$227.3	$210.5
Boat	834.1	880.6	(32.3)	(15.9)
Marine eliminations	(181.5)	(166.9)	—	—
Total Marine	2,236.7	2,259.4	195.0	194.6
Fitness	452.3	455.2	66.7	65.1
Bowling & Billiards	237.0	244.3	20.0	19.5
Pension - non-service costs	—	—	(17.9)	(22.8)
Corporate/Other	—	—	(43.9)	(45.9)
Total	$2,926.0	$2,958.9	$219.9	$210.5

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth total assets of each of the Company’s reportable segments as of September 29, 2012 and December 31, 2011:

	Total Assets
(in millions)	September 29, 2012	December 31, 2011
Marine Engine	$722.0	$649.1
Boat	400.3	389.9
Total Marine	1,122.3	1,039.0
Fitness	537.1	551.7
Bowling & Billiards	264.8	251.6
Corporate/Other	583.7	651.7
Total	$2,507.9	$2,494.0

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

The following is a summary of the Company’s available-for-sale securities as of September 29, 2012:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$47.6	$—	$—	$47.6
Corporate Bonds	73.7	—	—	73.7
Commercial Paper	23.0	—	—	23.0
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$145.1	$—	$—	$145.1

The following is a summary of the Company’s available-for-sale securities as of December 31, 2011:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$97.7	$—	$(0.1)	$97.6
Corporate Bonds	51.7	—	—	51.7
Commercial Paper	19.5	—	—	19.5
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$169.7	$—	$(0.1)	$169.6

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The net carrying value and estimated fair value of debt securities at September 29, 2012, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$97.5	$97.5
Due after one year through two years	47.6	47.6
Total available-for-sale debt securities	$145.1	$145.1

The net carrying value and estimated fair value of debt securities at December 31, 2011, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$76.7	$76.7
Due after one year through two years	93.0	92.9
Total available-for-sale debt securities	$169.7	$169.6

The Company had $41.9 million in sales and $137.7 million in redemptions of available-for-sale securities during the nine months ended September 29, 2012.  The Company had $98.0 million in sales and $65.0 million in redemptions of available-for-sale securities during the nine months ended October 1, 2011. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $0.1 million and $0.1 million during the three months and nine months ended September 29, 2012. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $(0.1) million and $(0.2) million during the three months and nine months ended October 1, 2011.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.  As of September 29, 2012, there were no unrealized losses related to debt securities that required management evaluation.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 11 – Comprehensive Income

Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets includes prior service credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive income (loss) for the three months and nine months ended September 29, 2012 and October 1, 2011, were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net earnings	$2.0	$4.7	$125.3	$101.5
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	11.1	(33.7)	4.7	(15.3)
Net change in unrealized gains on investments	0.1	(0.4)	0.2	(0.1)
Net change in unamortized prior service credits	(1.9)	(1.8)	(5.5)	2.0
Net change in unamortized actuarial loss	11.8	5.8	23.8	16.3
Net change in unrealized derivative losses	—	1.2	(5.4)	(0.7)
Total other comprehensive income (loss)	21.1	(28.9)	17.8	2.2
Comprehensive income (loss)	$23.1	$(24.2)	$143.1	$103.7

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

The term of the BAC joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  In March 2011, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 15 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 15 – Debt, is below $37.5 million.  As of September 29, 2012, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Condensed Consolidated Statements of Comprehensive Income.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at September 29, 2012 and December 31, 2011 was $10.5 million and $10.6 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	September 29, 2012	December 31, 2011
Investment	$10.5	$10.6
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(1.4)	(1.3)
Total maximum loss exposure	$81.4	$81.6

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

BFS recorded income related to the operations of BAC of $0.7 million and $2.7 million for the three months and nine months ended September 29, 2012, respectively. During the three months and nine months ended October 1, 2011, BFS recorded income of $1.1 million and $3.1 million, respectively.  This income includes amounts earned by BFS under the aforementioned income sharing agreement.

Note 13 – Income Taxes

The Company recognized an income tax provision for the three months ended September 29, 2012 of $10.5 million, which included a net charge of $2.2 million primarily related to the reassessment of tax reserves. The Company recognized an income tax provision for the nine months ended September 29, 2012 of $31.0 million, which included a net tax charge of $0.5 million associated with the reassessment of tax reserves and unfavorable valuation allowance adjustments primarily related to stock-based compensation, partially offset by the benefit of the release of valuation allowances for entities that were no longer in a cumulative three-year loss position.

The Company recognized an immaterial income tax provision during the three months ended October 1, 2011 and an income tax provision of $30.8 million for the nine months ended October 1, 2011. The three month and nine month tax provision includes a net charge of $0.5 million and a net benefit of $1.6 million, respectively, primarily related to the reassessment of tax reserves.

In certain jurisdictions, the Company continues to be in a cumulative loss position over the last three years for book purposes and therefore the realization of certain deferred tax assets remains uncertain. As a result, the Company continues to adjust its valuation allowances related to these jurisdictions as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still recorded in jurisdictions where entities are not in a cumulative loss position.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and nine months ended September 29, 2012 was 84.0 percent and 19.8 percent, respectively. The effective tax rate for the three months and nine months ended October 1, 2011 was less than one percent and 23.3 percent, respectively.

As of September 29, 2012 and December 31, 2011, the Company had $27.9 million and $26.9 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of September 29, 2012, could decrease by approximately $18.8 million in the next 12 months due to settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2012, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 29, 2012 and December 31, 2011, the Company had approximately $3.1 million and $2.5 million accrued for the payment of interest, respectively.  There were no amounts accrued for penalties at September 29, 2012 and December 31, 2011.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company is regularly audited by federal, state and foreign tax authorities.  The Company’s taxable years 2006 through 2011 are currently open for examination by the Internal Revenue Service (IRS).  The IRS has completed its field examination and has issued its Revenue Agent’s Report for 2006 through 2009, and all open issues have been resolved.  Primarily as a result of filing amended tax returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year.  With the exception of Germany, where the Company received the final Tax Auditor's Report in the first quarter of 2012 for taxable years 1998 through 2001, and is currently under audit for taxable years 2002 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2007.

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

Pension and other postretirement benefit costs included the following components for the three months ended September 29, 2012 and October 1, 2011:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$0.1	$0.3	$—	$—
Interest cost	14.4	15.6	0.4	0.8
Expected return on plan assets	(13.7)	(13.3)	—	—
Amortization of prior service costs (credits)	—	0.1	(1.6)	(1.5)
Amortization of net actuarial loss (gain)	5.4	5.2	(0.6)	0.3
Net pension and other benefit costs	$6.2	$7.9	$(1.8)	$(0.4)

Pension and other postretirement benefit costs included the following components for the nine months ended September 29, 2012 and October 1, 2011:

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$0.2	$0.9	$—	$0.2
Interest cost	43.2	46.8	1.8	2.5
Expected return on plan assets	(41.3)	(39.9)	—	—
Amortization of prior service costs (credits)	—	0.2	(4.7)	(3.7)
Amortization of net actuarial loss	16.4	16.0	0.5	0.7
Curtailment loss	—	0.3	—	—
Net pension and other benefit costs	$18.5	$24.3	$(2.4)	$(0.3)

Employer Contributions and Benefit Payments. During the nine months ended September 29, 2012 and October 1, 2011, the Company contributed $2.3 million and $2.6 million to fund benefit payments to its nonqualified pension plan.  During both the nine months ended September 29, 2012 and October 1, 2011, the Company contributed $40.0 million to its qualified pension plans.  Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 15 – Debt

Short-term debt at September 29, 2012 and December 31, 2011 consisted of the following:

(in millions)	September 29, 2012	December 31, 2011
Current maturities of long-term debt	$5.0	$1.5
Other short-term debt	1.8	0.9
Total short-term debt	$6.8	$2.4

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of September 29, 2012, the borrowing base totaled $303.5 million. Available borrowing capacity totaled $275.8 million, net of $24.2 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of September 29, 2012.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of September 29, 2012.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of September 29, 2012.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of September 29, 2012): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of the third quarter of 2012, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.  Upon entering into the Facility in March 2011, the Company terminated its existing Mercury Receivables ABL Facility and its $400.0 million secured, asset-based facility, which was set to expire in May 2012.  As a result of terminating these agreements, the Company wrote off $1.1 million of deferred debt issuance costs during the first quarter of 2011.

Long-term debt at September 29, 2012 and December 31, 2011 consisted of the following:

(in millions)	September 29, 2012	December 31, 2011
Senior notes, 11.25% due 2016, net of discount of $4.7 and $5.9	$270.1	$287.9
Notes, 7.125% due 2027, net of discount of $0.6 and $0.6	166.0	167.2
Debentures, 7.375% due 2023, net of discount of $0.3 and $0.3	108.4	114.4
Senior notes, currently 11.25%, due 2013	—	73.0
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $6.8 and $7.3	41.9	42.7
Notes, various up to 5.892% payable through 2022	9.5	6.7
Total long-term debt	595.9	691.9
Current maturities of long-term debt	(5.0)	(1.5)
Long-term debt, net of current maturities	$590.9	$690.4

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s debt-repurchase activity for the three months and nine months ended September 29, 2012 and October 1, 2011, respectively, was as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Senior notes, 11.25%, due 2016	$—	$38.6	$19.0	$42.6
Senior notes, currently 11.25%, due 2013	71.5	17.0	73.0	43.7
Notes, 7.125%, due 2027	—	19.1	1.2	32.1
Debentures, 7.375%, due 2023	6.0	10.3	6.0	10.3
Total debt repurchases	$77.5	$85.0	$99.2	$128.7
Loss on early extinguishment of debt	$7.5	$11.7	$11.9	$16.9

Note 16 – Subsequent Events

On October 23, 2012, the Board of Directors of the Company declared a cash dividend on its common stock of $0.05 per share. The dividend will be payable on December 14, 2012, to shareholders of record on November 20, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures.  Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows, net debt and total liquidity, and the discussion of the Company's earnings includes a presentation of operating earnings excluding restructuring, exit and impairment charges and diluted earnings per common share, as adjusted.  GAAP refers to generally accepted accounting principles in the United States.  A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the statements of comprehensive income, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  Non-GAAP financial measures do not include operating and statistical measures.

The Company includes financial measures (including those that are non-GAAP financial measures) in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance.

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

Overview and Outlook

General

The Company continued to successfully execute its business strategy and experienced modest revenue and operating earnings growth in the third quarter of 2012, despite challenging global economic conditions. The U.S. marine market improved overall, yet weak economic conditions in Europe reduced consumer confidence and European demand. Net sales increased one percent during the third quarter of 2012, to $884.8 million from $876.7 million in the third quarter of 2011, driven by the Company's Marine Engine segment, partially offset by decreases in net sales for the Boat, Fitness and Bowling & Billiards segments. The Marine Engine segment's increased sales resulted from strong growth in its U.S. outboard engine and marine service, parts and accessories businesses. Net sales to European markets in the third quarter of 2012 declined by $22.2 million or 18.6 percent when compared with the third quarter of 2011. This decline affected all of the Company's segments, with $5.2 million of the decline being associated with the absence of sales from the Company's former Sealine boat brand, which was divested in August 2011. The Boat segment's net sales were negatively affected by weaker global demand for fiberglass sterndrive boats, partially offset by strong demand for aluminum and outboard powered fiberglass boats. A decrease in the Fitness segment's sales to international and hospitality customers and lower revenues across all businesses in the Bowling & Billiards segment also reduced sales for the third quarter 2012.

Net sales during the nine months ended September 29, 2012 decreased one percent to $2,926.0 million from $2,958.9 million in the comparable period in 2011 due to the same factors outlined herein for the third quarter of 2012. The increase in Marine Engine segment net sales were more than offset by decreases in net sales across the other segments in the nine months ended September 29, 2012. Net sales to European markets were lower during the nine months ended September 29, 2012 by $114.9 million or 23.4 percent when compared to the same period in the prior year. The absence of $37.2 million of net sales in 2011 from the divested Sealine boat brand in the first nine months of 2012 contributed to this decrease in European sales. Also contributing to lower net sales during the first nine months of 2012 were lower sterndrive engine sales due to weak global demand and the absence of a large order from one of Fitness' major customer categories in the first half of 2011.

Operating earnings in the third quarter of 2012 were $37.5 million, with an operating margin of 4.2 percent.  These results included $28.2 million of restructuring, exit and impairment charges recorded during the third quarter of 2012.  In the third quarter of 2011, the Company recorded quarterly operating earnings of $35.6 million, with an operating margin of 4.1 percent, which included restructuring, exit and impairment charges of $13.2 million. Excluding restructuring, exit and impairment charges, operating earnings improved 34.6 percent compared with the third quarter of 2011 with operating margins of 7.4 percent in the third quarter 2012. The improvement in operating earnings during the third quarter of 2012 when compared with the same period in 2011 reflects improved production and operating efficiencies, realized benefits from successful cost-reduction efforts and reduced depreciation and pension expense, partially offset by increased company-wide investments in growth initiatives, higher restructuring, exit and impairment charges and higher warranty costs.

Operating earnings during the nine months ended September 29, 2012 were $219.9 million, with an operating margin of 7.5 percent. These results included $29.4 million of restructuring, exit and impairment charges recorded during the first nine months of 2012. In the nine months ended October 1, 2011, the Company recorded operating earnings of $210.5 million, with an operating margin of 7.1 percent, which included $18.2 million of restructuring, exit and impairment charges. Excluding restructuring, exit and impairment charges, operating earnings improved 9.0 percent from 2011 with operating margins of 8.5 percent for the nine months ended 2012. The improvement in operating earnings during the year-to-date period for 2012 when compared with the same period in 2011 was driven by the same factors outlined above for the third quarter, except the Company experienced lower year-to-date warranty costs in 2012 than in the same period for 2011.

The Company benefited from debt retirements completed during 2011 and 2012, which yielded reductions in interest expense of $2.5 million and $11.0 million in the three months and nine months ended September 29, 2012, respectively, when compared with the same prior year periods. The Company repurchased $77.5 million and $99.2 million of debt during the three and nine months ended September 29, 2012, respectively, and recorded losses on early extinguishment of debt of $7.5 million and $11.9 million during those same periods. During the three months ended October 1, 2011, the Company recorded a loss on early extinguishment of debt of $11.7 million in connection with the retirement of $85.0 million of notes. During the nine months ended October 1, 2011, the Company recorded a loss on early extinguishment of debt of $16.9 million in connection with the retirement of $128.7 million of notes.

The Company recognized an income tax provision for the three months ended September 29, 2012 of $10.5 million, which included a net charge of $2.2 million primarily related to the reassessment of tax reserves. The Company recognized an income tax provision for the nine months ended September 29, 2012 of $31.0 million, which included a net tax charge of $0.5 million associated with the reassessment of tax reserves and unfavorable valuation allowance adjustments primarily related to stock-based compensation, partially offset by the benefit of the release of valuation allowances for entities that were no longer in a cumulative three-year loss position. The Company recognized an immaterial income tax provision and a $30.8 million tax provision for the three months and nine months ended October 1, 2011, respectively, which included a net tax charge of $0.5 million and a net tax benefit of $1.6 million, respectively, primarily related to the reassessment of tax reserves.  In certain jurisdictions, the Company continues to be in a cumulative loss position over the last three years for book purposes and therefore the realization of certain deferred tax assets remains uncertain. As a result, the Company continues to adjust its valuation allowances related to these jurisdictions as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still recorded in jurisdictions where entities are not in a cumulative loss position.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and nine months ended September 29, 2012 was 84.0 percent and 19.8 percent, respectively. The effective tax rate for the three months and nine months ended October 1, 2011 was less than one percent and 23.3 percent, respectively.

In spite of challenging economic conditions, the Company is planning for sales and earnings growth in the fourth quarter of this year when compared with 2011. The Company expects to see continued improvement in the domestic marine market, particularly in aluminum boats and outboard engines, and steady fundamentals in its U.S. fitness and bowling businesses, which the Company expects to be offset with continued challenges for the global fiberglass sterndrive boat product categories and weak European market demand. Gross margins will continue to benefit from cost reductions and improvements in operating efficiencies. Each business segment will continue to concentrate its efforts on maintaining a favorable cost position and generating growth through market share gains and the execution of organic growth initiatives. Reductions in interest expense and lower depreciation and pension expense, when compared with 2011, will also contribute to earnings growth. As a result, for the full year 2012, the Company is targeting modest consolidated revenue growth along with a strong increase in operating earnings. In addition, the restructuring actions taken in the third quarter of 2012 are expected to improve operating earnings in the future.

Restructuring Activities
The restructuring, exit and impairment charges recorded in the Condensed Consolidated Statements of Comprehensive Income during 2012 and 2011, by reportable segment, are summarized below:

	Three Months Ended		Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Marine Engine	$0.4	$4.2	$3.0	$8.2
Boat	27.7	8.7	26.5	9.6
Fitness	0.1	—	0.1	0.1
Bowling & Billiards	—	0.3	—	0.3
Corporate	—	—	(0.2)	—
Total	$28.2	$13.2	$29.4	$18.2
See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details. The Company anticipates it will incur between $5 million and $10 million of additional restructuring charges in 2012 primarily related to known restructuring activities initiated in 2012, 2010 and 2009.

Matters Affecting Comparability

The following events have occurred during the three months and nine months ended September 29, 2012 and October 1, 2011, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company implemented initiatives to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During the third quarter of 2012, the Company recorded a charge of $28.2 million related to restructuring and impairment activities as compared with a charge of $13.2 million in the third quarter of 2011, related to restructuring, exit and impairment activities. The third quarter 2012 charges were primarily related to continued weakness in the luxury sportfishing convertible, motoryacht and fiberglass sterndrive boat market segments, the refinement of the Company's North American boat product portfolio and the decision to exit Bayliner cruisers in the U.S. and European markets. Long-lived asset impairment charges were also recorded for certain European and Asia-Pacific boat brands as a result of weak powerboat demand in these regions. Restructuring, exit and impairment charges during the first nine months of 2012 were $29.4 million, as compared with $18.2 million in 2011. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of distribution facility. In the first quarter of 2011, the Company recognized a $6.8 million gain on the sale of a distribution facility in Australia in Selling, general and administrative expense on the Condensed Consolidated Statements of Comprehensive Income. There was no comparable gain included in Selling, general and administrative expense in the nine months ended September 29, 2012.

Interest expense and loss on early extinguishment of debt. The Company reported interest expense of $16.8 million and $19.3 million during the three months ended September 29, 2012 and October 1, 2011, respectively. The Company reported interest expense of $52.8 million and $63.8 million during the nine months ended September 29, 2012 and October 1, 2011, respectively. Interest expense decreases in 2012 compared with the same periods in 2011 were primarily the result of lower average outstanding debt levels.

Additionally, the Company repurchased $77.5 million and $99.2 million of debt during the three months and nine months ended September 29, 2012, respectively, compared with $85.0 million and $128.7 million during the three months and nine months ended October 1, 2011, respectively. The Company recorded losses on early extinguishment of debt in the three months and nine months ended September 29, 2012 of $7.5 million and $11.9 million, respectively. During the three months and nine months ended October 1, 2011, the Company recorded losses on early extinguishment of debt of $11.7 million and $16.9 million, respectively. See Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax provision of $10.5 million and $31.0 million for the three months and nine months ended September 29, 2012, respectively. The Company recognized an immaterial income tax provision for the three months ended October 1, 2011, and an income tax provision of $30.8 million for the nine months ended October 1, 2011. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months and nine months ended September 29, 2012, was 84.0 percent and 19.8 percent, respectively. The effective tax rate for the three months and nine months ended October 1, 2011 was less than one percent and 23.3 percent, respectively. The reduction in the Company's effective tax rate for the first nine months of 2012 when compared with the first nine months of 2011 reflects expectations that a higher percentage of 2012 pretax income will be derived from domestic sources, which will not require a corresponding tax provision. See Note 13 – Income Taxes in Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions, except per share data)	September 29, 2012	October 1, 2011	$	%
Net sales	$884.8	$876.7	$8.1	0.9%
Gross margin (A)	231.8	202.8	29.0	14.3%
Restructuring, exit and impairment charges	28.2	13.2	15.0	NM
Operating earnings	37.5	35.6	1.9	5.3%
Net earnings	2.0	4.7	(2.7)	(57.4)%

Diluted earnings per common share	$0.02	$0.05	$(0.03)	(60.0)%

Expressed as a percentage of Net sales:
Gross margin	26.2%	23.1%		310 bpts
Selling, general and administrative expense	15.7%	14.7%		100 bpts
Research and development expense	3.0%	2.9%		10 bpts
Restructuring, exit and impairment charges	3.2%	1.5%		170 bpts
Operating margin	4.2%	4.1%		10 bpts
__________

bpts = basis points
NM = not meaningful

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

Net sales increased slightly in the third quarter of 2012 due to revenue growth in the Marine Engine segment, partially offset by the lower sales in the Boat, Fitness and Bowling & Billiards segments. The Marine Engine segment had increased sales in the U.S. outboard engine and marine service, parts and accessories businesses. Net sales to European markets in the third quarter of 2012 declined by $22.2 million, or 18.6 percent, when compared with the third quarter of 2011, due mainly to economic conditions in Europe. This decline in European sales affected all of the Company's segments, with $5.2 million of the decline being associated with the absence of sales from the Company's former Sealine boat brand, which was divested in August 2011. Net sales were also negatively affected by weaker global demand for fiberglass sterndrive boats, partially offset by strong demand for aluminum and outboard powered fiberglass boats. Additionally, lower international sales included the impact of unfavorable foreign currency translation. The Fitness segment's increase in U.S. health club and consumer sales during the quarter was more than offset by the decrease in sales to international and hospitality customers. The Bowling & Billiards segment also experienced a decrease in net sales across each of its businesses.

The increase in gross margin percentage in the third quarter of 2012 compared with the same period last year was mainly due to improved operating efficiencies and successful cost-reduction activities across all of the Company's segments, particularly in the Marine Engine segment.

Selling, general and administrative expense increased as a percentage of net sales during the three months ended September 29, 2012, when compared with the three months ended October 1, 2011, as a result of increased spending for company-wide growth initiatives partially offset by the realization of successful cost-reduction efforts.

Research and development expense increased as a percentage of net sales during the three months ended September 29, 2012, when compared with the three months ended October 1, 2011, as a result of increased spending for company-wide investments in growth initiatives.

During the third quarter of 2012, the Company incurred higher restructuring, exit and impairment charges than in the third quarter of 2011.  Restructuring charges during the third quarter of 2012 included charges recorded for: the impairment of long-lived assets associated with its Hatteras and Cabo boat brands; the Company's decisions to close its Knoxville, Tennessee production facility, consolidate fiberglass cruiser manufacturing and exit Bayliner cruisers in the U.S. and European markets; the impairment of long-lived assets for certain European and Asia-Pacific boat brands; and the consolidation of the Company’s marine engine production in Fond du Lac, Wisconsin. The restructuring, exit and impairment charges recorded in the third quarter of 2011 included a loss on the divestiture of the Company's Sealine boat brand as well as charges recorded for the continued consolidation of the Company's marine engine production in Fond du Lac, Wisconsin.  See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Company recognized equity losses of $0.7 million and $0.2 million in the third quarters of 2012 and 2011, respectively, which reflects increased losses in the Company's marine joint ventures.

Interest expense decreased $2.5 million in the third quarter of 2012 compared with the same period in 2011, primarily as a result of the Company’s debt retirement activities, which lowered average outstanding debt levels during the third quarter of 2012 when compared with the third quarter of 2011.

The Company repurchased $77.5 million of debt during the three months ended September 29, 2012 and recorded a loss on early extinguishment of debt of $7.5 million. During the three months ended October 1, 2011, the Company recorded a loss on early extinguishment of debt of $11.7 million in connection with the retirement of $85.0 million of notes.

The Company recognized an income tax provision for the three months ended September 29, 2012 of $10.5 million, which included a charge of $2.2 million primarily related to the reassessment of tax reserves. The Company recognized an immaterial income tax provision for the three months ended October 1, 2011, which included a charge of $0.5 million related primarily to the reassessment of tax reserves. In certain jurisdictions, the Company continues to be in a cumulative loss position over the last three years for book purposes and the realization of certain deferred tax assets remains uncertain. As a result, the Company continues to adjust its valuation allowances related to these jurisdictions as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still recorded in jurisdictions where entities are not in a cumulative loss position.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended September 29, 2012, and October 1, 2011, was 84.0 percent and less than one percent, respectively.

Operating earnings increased and Net earnings and Diluted earnings per common share decreased in the third quarter of 2012 when compared with the same period in 2011 primarily due to the factors discussed in the preceding paragraphs above.

Diluted earnings per common share, as adjusted – defined as Diluted earnings per common share, excluding the earnings or loss per share impact for Restructuring, exit and impairment charges, Loss on early extinguishment of debt and special tax items – increased by $0.10 per share, or 30.3 percent, to $0.43 per share for the third quarter of 2012 when compared with the third quarter of 2011. For the three months ended September 29, 2012, Restructuring, exit and impairment charges were $0.31 per share, Loss on early extinguishment of debt was $0.08 per share and special tax item charges totaled $0.02 per share. In the three months ended October 1, 2011, Restructuring, exit and impairment charges were $0.14 per share, Loss on early extinguishment of debt was $0.13 per share and special tax item charges totaled $0.01 per share.

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the nine months ended:

	Nine Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions, except per share data)	September 29, 2012	October 1, 2011	$	%
Net sales	$2,926.0	$2,958.9	$(32.9)	(1.1)%
Gross margin (A)	745.1	713.9	31.2	4.4%
Restructuring, exit and impairment charges	29.4	18.2	11.2	61.5%
Operating earnings	219.9	210.5	9.4	4.5%
Net earnings	125.3	101.5	23.8	23.4%

Diluted earnings per common share	$1.36	$1.10	$0.26	23.6%

Expressed as a percentage of Net sales:
Gross margin	25.5%	24.1%		140 bpts
Selling, general and administrative expense	14.3%	13.9%		40 bpts
Research and development expense	2.6%	2.5%		10 bpts
Restructuring, exit and impairment charges	1.0%	0.6%		40 bpts
Operating margin	7.5%	7.1%		40 bpts
__________

bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

Net sales decreased slightly during the nine months ending September 29, 2012 due to declines in net sales in the Boat, Fitness and Bowling & Billiards segments partially offset by increased net sales in the Marine Engine segment. The same factors contributing to the changes in the Company's third quarter net sales also affected the segments' year-to-date net sales. Net sales to European markets were lower during the nine months ended September 29, 2012 by $114.9 million or 23.4 percent when compared to the same period in the prior year. The absence of $37.2 million of net sales in 2011 from the divested Sealine boat brand in the first nine months of 2012 contributed to this decrease in European sales. In addition to the factors noted above for the third quarter, net sales were lower during the first nine months of 2012 due to weak global demand for sterndrive engines and the absence of a large order from one of Fitness' major customer categories in the first half of 2011.

The increase in gross margin percentage in the first nine months of 2012 compared with the same period last year was driven by the same factors outlined above for net sales, partially offset by the operating inefficiencies resulting from sterndrive engine production ramp-up issues experienced in the first quarter of 2012.

Selling, general and administrative expense increased slightly as a percentage of net sales during the nine months ended September 29, 2012, when compared with the comparable period ended October 1, 2011, mainly due to the absence of a $6.8 million gain recognized on the sale of a distribution facility in Australia and a favorable recovery against an insurance policy recorded in the first quarter of 2011 as well as increased spending on company-wide investments in growth initiatives. The increases in expenses were partially offset by the realization of successful cost-reduction efforts and lower variable compensation and pension expense.

Research and development expense increased slightly as a percentage of net sales in the first nine months of 2012 when compared with the same period last year due to the same factors discussed in the preceding paragraphs above for the third quarter.

The Company incurred higher restructuring, exit and impairment charges in the first nine months of 2012 than in the first nine months of 2011 as a result of the factors described in the preceding paragraphs above for the third quarter as well as lower gains on the sales of marine related facilities in 2012. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Company recognized equity losses of $3.1 million and $0.4 million in the first nine months of 2012 and 2011, respectively. The increased losses relate to the Company's marine joint ventures.

Interest expense decreased $11.0 million in the first nine months of 2012 compared with the same period in 2011, primarily as a result of the Company’s debt retirement activities, which lowered average outstanding debt levels during the first nine months of 2012 when compared with the same period in 2011.

The Company repurchased $99.2 million of debt during the nine months ended September 29, 2012 and recorded a loss on early extinguishment of debt of $11.9 million. During the nine months ended October 1, 2011, the Company recorded a loss on early extinguishment of debt of $16.9 million in connection with the retirement of $128.7 million of notes.

The Company recognized an income tax provision for the nine months ended September 29, 2012 of $31.0 million, which included a net tax charge of $0.5 million associated with the reassessment of tax reserves and unfavorable valuation allowance adjustments primarily related to stock-based compensation, partially offset by the benefit of the release of valuation allowances for entities that were no longer in a cumulative three-year loss position. The Company recognized an income tax provision of $30.8 million for the nine months ended October 1, 2011, which included a net tax benefit of $1.6 million primarily related to the reassessment of tax reserves.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the nine months ended September 29, 2012, and October 1, 2011, was 19.8 percent and 23.3 percent, respectively.

Operating earnings, Net earnings and Diluted earnings per common share all increased in the nine months ended September 29, 2012 when compared with the same period in 2011 primarily due to the factors discussed in the preceding paragraphs above.

Diluted earnings per common share, as adjusted, increased by $0.35 per share, or 24.0 percent, to $1.81 per share for the year-to-date period ending September 29, 2012 when compared with the same period ending October 1, 2011. For the nine months ended September 29, 2012, Restructuring, exit and impairment charges were $0.32 per share and Loss on early extinguishment of debt was $0.13 per share. In the nine months ended October 1, 2011, Restructuring, exit and impairment charges were $0.20 per share, Loss on early extinguishment of debt was $0.18 per share and special tax item benefits totaled $0.02 per share.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	September 29, 2012	October 1, 2011	$	%
Net sales	$503.5	$455.6	$47.9	10.5%
Restructuring, exit and impairment charges	0.4	4.2	(3.8)	(90.5)%
Operating earnings	74.5	52.9	21.6	40.8%
Operating margin	14.8%	11.6%		320 bpts
Capital expenditures	$11.8	$14.7	$(2.9)	(19.7)%
__________

bpts = basis points

Net sales recorded by the Marine Engine segment increased in the third quarter of 2012 when compared with the third quarter of 2011.  Sales increases were primarily related to growth in the U.S. outboard engine and marine service, parts and accessories businesses, partially offset by sales declines in international markets. The segment benefited from the segment's new 150 horsepower FourStroke outboard engine and increasingly strong demand for the 75 to 115 horsepower four stroke outboard product range, resulting in production growth and increased sales in the quarter. The U.S. marine service, parts and accessories businesses also experienced strong growth as a result of stable boating participation, new product launches and market share gains. International sales declined to 34 percent of the segment’s sales during the third quarter of 2012 due to the impact of economic conditions on European demand and an unfavorable impact from foreign currency translation.

The restructuring, exit and impairment charges recognized in the third quarter of 2012 and 2011 included costs associated with the Company’s consolidation of engine production facilities as discussed in Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements.

Marine Engine segment operating earnings improved in the third quarter of 2012 as a result of the items positively affecting net sales discussed above, successful cost reduction activities, increased outboard and sterndrive engine production and lower restructuring charges. Partially offsetting these factors are the effect of investments in growth initiatives, higher bad debt expense when compared with low third quarter of 2011 levels and unfavorable foreign currency rate movements.

Capital expenditures in the third quarter of 2012 and 2011 were related to tooling, plant consolidation activities, growth initiatives and profit-maintaining investments.

The following table sets forth Marine Engine segment results for the nine months ended:

	Nine Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	September 29, 2012	October 1, 2011	$	%
Net sales	$1,584.1	$1,545.7	$38.4	2.5%
Restructuring, exit and impairment charges	3.0	8.2	(5.2)	(63.4)%
Operating earnings	227.3	210.5	16.8	8.0%
Operating margin	14.3%	13.6%		70 bpts
Capital expenditures	$25.8	$30.5	$(4.7)	(15.4)%
__________

bpts = basis points

The factors affecting net sales for the year-to-date period were consistent with the factors described for the quarterly period above. Partially offsetting the sales increases were sales declines in sterndrive engines due to weak global demand.

The factors affecting operating earnings for the year-to-date period were consistent with the factors described for the quarterly period above. Partially offsetting these factors were: the absence of a $6.8 million gain recognized on the sale of a distribution facility in Australia; a favorable recovery against an insurance policy recorded in the first quarter of 2011; and operating inefficiencies resulting from sterndrive engine production ramp-up issues experienced in the first quarter of 2012.

The factors affecting restructuring, exit and impairment charges and capital expenditures for the year-to-date period were consistent with the descriptions provided for the quarterly period above.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	September 29, 2012	October 1, 2011	$	%
Net sales	$205.8	$221.1	$(15.3)	(6.9)%
Restructuring, exit and impairment charges	27.7	8.7	19.0	NM
Operating loss	(43.5)	(21.2)	(22.3)	NM
Operating margin	(21.1)%	(9.6)%		NM
Capital expenditures	$11.4	$6.4	$5.0	78.1%
__________

NM = not meaningful

Boat segment net sales decreased when comparing the third quarter of 2012 with the third quarter of 2011 despite experiencing a slight increase in wholesale shipments. The increase in wholesale shipments reflected strong growth in demand for aluminum and outboard powered fiberglass product, which was mostly offset by continued weakness in fiberglass sterndrive boat products. The unfavorable revenue effect of this shift in boat mix, along with the impact of weak European markets and the absence of $5.2 million of third quarter 2011 net sales associated with the Company's former Sealine boat brand, which was divested in August 2011, were the main factors contributing to the decline in net sales. Refer to Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further discussion of the Sealine divestiture. International sales comprised 34 percent of the segment’s sales during the third quarter of 2012. The decline in international sales was due mainly to the divestiture of Sealine and the economic conditions in Europe, partially offset by increased sales associated with the segment's Brazil growth initiative.

The restructuring, exit and impairment charges recognized during the third quarter of 2012 included charges primarily related to the Company's refinement of its North American product portfolio in response to market demand. The impairment charges were associated with: the Hatteras and Cabo boat brands; the Company's decisions to close its Knoxville, Tennessee production facility, consolidate cruiser manufacturing and exit Bayliner cruisers in the U.S. and European markets; and certain European and Asia-Pacific boat brands. The restructuring, exit and impairment charges recognized during the third quarter of 2011 were primarily related to the divestiture of the Company's Sealine boat brand. See Note 2 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Boat segment operating loss increased in the third quarter of 2012 mainly due to the higher restructuring, exit and impairment charges, reduced net sales, higher material costs and increased spending on investments in new products and growth initiatives. Partially offsetting these factors were lower costs resulting from successful cost reduction efforts.

Capital expenditures in the third quarters of 2012 and 2011 were related to tooling costs for the production of new models, growth initiatives and profit-maintaining investments.

The following table sets forth Boat segment results for the nine months ended:

	Nine Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	September 29, 2012	October 1, 2011	$	%
Net sales	$834.1	$880.6	$(46.5)	(5.3)%
Restructuring, exit and impairment charges	26.5	9.6	16.9	NM
Operating loss	(32.3)	(15.9)	(16.4)	NM
Operating margin	(3.9)%	(1.8)%		(210) bpts
Capital expenditures	$25.4	$16.6	$8.8	53.0%
__________

bpts = basis points
NM = not meaningful

The factors affecting Boat segment net sales for the year-to-date period were consistent with the factors described for the quarterly period above. The absence of $37.2 million of net sales associated with the Company's former Sealine boat brand, which was divested in August 2011, contributed to the decrease in net sales for the year-to-date period as well.

Also, the factors affecting Boat segment operating loss, restructuring, exit and impairment charges and capital expenditures for the year-to-date period were consistent with the factors described for the quarterly period above.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	September 29, 2012	October 1, 2011	$	%
Net sales	$151.9	$157.2	$(5.3)	(3.4)%
Restructuring, exit and impairment charges	0.1	—	0.1	NM
Operating earnings	23.1	22.6	0.5	2.2%
Operating margin	15.2%	14.4%		80 bpts
Capital expenditures	$2.4	$1.5	$0.9	60.0%
__________

bpts = basis points
NM = not meaningful

Net sales for the Fitness segment decreased modestly in the third quarter of 2012 when compared with the third quarter of 2011. Higher sales to North American health club customers and stronger U.S. consumer sales were more than offset by declines in net sales to U.S. hospitality customers and in markets outside of North America, which included the impact of unfavorable foreign currency translation. International sales declined and comprised 48 percent of the segment’s sales during the third quarter of 2012.

Fitness segment operating earnings increased modestly in the third quarter of 2012 as a result of improved operating efficiencies, partially offset by lower net sales and higher material costs when compared with the same prior year period.

Capital expenditures in the third quarters of 2012 and 2011 related to growth initiatives and profit-maintaining investments.

The following table sets forth Fitness segment results for the nine months ended:

	Nine Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	September 29, 2012	October 1, 2011	$	%
Net sales	$452.3	$455.2	$(2.9)	(0.6)%
Restructuring, exit and impairment charges	0.1	0.1	—	—%
Operating earnings	66.7	65.1	1.6	2.5%
Operating margin	14.7%	14.3%		40 bpts
Capital expenditures	$5.0	$3.5	$1.5	42.9%
__________

bpts = basis points

Net sales for the Fitness segment decreased slightly in the first nine months of 2012 when compared with the same prior year period due to unfavorable foreign currency translation and the absence of a large order from one of its major customer categories recorded in the first half of 2011.

Fitness segment operating earnings increased modestly in the first nine months of 2012 as a result of favorable product mix, partially offset by lower net sales and higher material costs when compared with the same prior year period.

Capital expenditures for the year-to-date period were consistent with the factors described for the quarterly period above.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

	Three Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	September 29, 2012	October 1, 2011	$	%
Net sales	$74.5	$79.5	$(5.0)	(6.3)%
Restructuring, exit and impairment charges	—	0.3	(0.3)	(100.0)%
Operating earnings	3.2	2.8	0.4	14.3%
Operating margin	4.3%	3.5%		80 bpts
Capital expenditures	$4.8	$3.3	$1.5	45.5%
__________

bpts = basis points

Net sales for the Bowling & Billiards segment decreased in the third quarter of 2012 when compared with the same prior year period across each of the segment's businesses, including lower bowling products sales to international customers and lower sales at its European retail bowling centers, as well as lower revenues from operating fewer U.S. retail bowling centers. The decrease in net sales was partially offset by an increase in U.S. equivalent retail bowling center sales. International sales declined to 21 percent of the segment’s sales during the third quarter of 2012, primarily due to weak European demand.

Bowling & Billiards’ operating earnings increased modestly in the third quarter of 2012 when compared with the third quarter of 2011, as a result of improved operating efficiencies and lower restructuring charges, partially offset by the impact of lower sales.

Capital expenditures in the third quarters of 2012 and 2011 were related to growth initiatives and profit-maintaining investments.

The following table sets forth Bowling & Billiards segment results for the nine months ended:

	Nine Months Ended		2012 vs. 2011 Increase/(Decrease)
(in millions)	September 29, 2012	October 1, 2011	$	%
Net sales	$237.0	$244.3	$(7.3)	(3.0)%
Restructuring, exit and impairment charges	—	0.3	(0.3)	(100.0)%
Operating earnings	20.0	19.5	0.5	2.6%
Operating margin	8.4%	8.0%		40 bpts
Capital expenditures	$12.1	$6.9	$5.2	75.4%
__________

bpts = basis points

Bowling & Billiards segment net sales were down from the comparable period in the prior year primarily as a result of lower sales from its bowling retail and billiards businesses and lower bowling products sales to European customers, partially offset by increased non-European sales in its bowling products business.

Operating earnings for the year-to-date period increased modestly when compared with the prior period, as improved operating efficiencies and lower restructuring charges were partially offset by the impact of lower net sales and increased spending on investments in growth initiatives.

The descriptions of the capital expenditures for the year-to-date period were consistent with the descriptions for the quarterly period above.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the nine months ended:

	Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011
Net cash provided by operating activities	$106.7	$81.2
Net cash provided by (used for):
Capital expenditures	(68.6)	(57.9)
Proceeds from the sale of property, plant and equipment	18.6	22.5
Other, net	3.0	13.2
Free cash flow*	$59.7	$59.0
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

2012 Cash Flow

In the first nine months of 2012, net cash provided by operating activities totaled $106.7 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash expenses. A seasonal increase in working capital had a negative effect on net cash provided by operating activities.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets.  The decrease in Accrued expenses of $79.4 million during the first nine months of 2012 was driven mainly by the payments of the prior year's variable compensation, which had been accrued as of December 31, 2011, and seasonal reductions in dealer allowances. The increase in Accounts and notes receivable of $63.9 million during the first nine months of 2012 was driven primarily by seasonally higher sales in the Marine Engine segment.  Inventory increased $46.9 million primarily in response to increased demand across the Company's marine segments as well as to build inventory in advance of the 2013 marine selling season. Partially offsetting these items was an increase in Accounts payable of $55.2 million, which was a result of increased production in the Company's Marine Engine and Boat segments.

Net cash used for investing activities during the first nine months of 2012 totaled $22.4 million, which included capital expenditures of $68.6 million.  The Company's capital spending is focused on growth initiatives and new product introductions, as well as high priority, profit-maintaining capital and investments required to reduce operating costs. Partially offsetting the use of cash for investing activities was net proceeds from marketable securities of $22.2 million that were used to satisfy interim working capital requirements. See Note 10 - Investments in Notes to Condensed Consolidated Financial Statements for further discussion. The Company also received $18.6 million in proceeds from the sale of idle property, plant and equipment in its Boat and Marine Engine segments.

Cash flows used for financing activities were $112.2 million during the nine months ended September 29, 2012. The cash outflow was primarily the result of long-term debt retirements.

2011 Cash Flow

In the first nine months of 2011, net cash provided by operating activities totaled $81.2 million. The most significant source of cash provided by operating activities resulted from earnings adjusted for non-cash expenses. Partially offsetting the cash provided by operating activities was a seasonal increase in working capital. Accounts and notes receivable increased $63.2 million during the first nine months of 2011, due primarily to seasonally higher sales in the Marine Engine, Boat and Bowling & Billiards segments. The decrease in Accrued expenses of $58.1 million during the first nine months of 2011 was driven primarily by the payment of dealer allowances and lower warranty accruals. Inventory increased by $22.4 million in response to increased demand across all segments. Partially offsetting these items was an increase in Accounts payable of $16.3 million, which was a result of increased production and related spending activity in the Company’s Boat and Fitness segments.

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

Liquidity and Capital Resources

The Company views its highly liquid assets as of September 29, 2012, December 31, 2011, and October 1, 2011 as:

(in millions)	September 29, 2012	December 31, 2011	October 1, 2011
Cash and cash equivalents	$310.3	$338.2	$384.5
Short-term investments in marketable securities	97.5	76.7	74.1
Long-term investments in marketable securities	47.6	92.9	88.1
Total cash, cash equivalents and marketable securities	$455.4	$507.8	$546.7

The following table sets forth an analysis of Net debt as of September 29, 2012, December 31, 2011, and October 1, 2011:

(in millions)	September 29, 2012	December 31, 2011	October 1, 2011
Short-term debt, including current maturities of long-term debt	$6.8	$2.4	$2.1
Long-term debt	590.9	690.4	701.2
Total debt	597.7	692.8	703.3
Less: Cash, cash equivalents and marketable securities	455.4	507.8	546.7
Net debt (A)	$142.3	$185.0	$156.6

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

The following table sets forth an analysis of Total liquidity as of September 29, 2012, December 31, 2011, and October 1, 2011:

(in millions)	September 29, 2012	December 31, 2011	October 1, 2011
Cash, cash equivalents and marketable securities	$455.4	$507.8	$546.7
Amounts available under its asset-based lending facilities	275.8	231.5	242.9
Total liquidity (A)	$731.2	$739.3	$789.6

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

Cash, cash equivalents and marketable securities totaled $455.4 million as of September 29, 2012, a decrease of $52.4 million from $507.8 million as of December 31, 2011, and a decrease of $91.3 million from $546.7 million as of October 1, 2011.  Total debt as of September 29, 2012, December 31, 2011, and October 1, 2011 was $597.7 million, $692.8 million and $703.3 million, respectively.  As a result, the Company's Net debt decreased to $142.3 million as of September 29, 2012, from $185.0 million at December 31, 2011, and from $156.6 million as of October 1, 2011.  The Company's debt-to-capitalization ratio decreased to 76.3 percent as of September 29, 2012, from 95.7 percent as of December 31, 2011, due primarily to the effect of earnings on Shareholders' equity and reduced debt levels. The Company's debt-to-capitalization ratio of 76.3 percent as of September 29, 2012, decreased from 78.8 percent as of October 1, 2011, mainly resulting from earnings and reduced debt levels, partially offset by a decline in Shareholders' equity caused by higher Accumulated other comprehensive losses resulting from the remeasurement of the Company's defined benefit plan obligations at December 31, 2011.

In March 2011, the Company entered into a five-year, $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company's domestic subsidiaries.  As of September 29, 2012, the borrowing base totaled $303.5 million. Available borrowing capacity totaled $275.8 million, net of $24.2 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of September 29, 2012.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of September 29, 2012.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of September 29, 2012.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of September 29, 2012): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company's borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of the third quarter of 2012, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.  During 2012, the Company has continued to reduce its outstanding debt, including repurchasing all of its 11.25 percent Senior notes due 2013. As a result, the next significant long-term debt maturity is not until 2016. The Company may further reduce debt levels in 2012 at management's discretion. Management expects that the Company's near-term operating cash requirements will be met out of existing cash and marketable securities balances and free cash flow.  Specifically, the Company expects to increase net earnings in 2012 when compared with net earnings in 2011 as a result of improved operating earnings and lower net interest expense. The Company's capital expenditures were $68.6 million and $57.9 million in the first nine months of 2012 and 2011, respectively. The Company plans to increase capital expenditures in 2012 to approximately $115.0 million, compared with $90.0 million in 2011, to develop and introduce new products to its current portfolio and to capitalize on growth initiatives.

The Company contributed $2.3 million and $2.6 million to fund benefit payments in its nonqualified pension plan in the first nine months of 2012 and 2011, respectively, and expects to contribute approximately $1.1 million of additional funding to the plan through the remainder of 2012.  The Company contributed $40.0 million to its qualified pension plans in the nine months ended September 29, 2012 and expects to make approximately $35.0 million of additional contributions to its qualified pension plans in the remainder of 2012. The Company contributed $40.0 million to its qualified pension plans in the nine months ended October 1, 2011 and an additional $36.1 million of contributions in the remainder of 2011. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 12 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion on BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2011, are detailed in the 2011 Form 10-K.  Other than as described below, there have been no material changes outside the ordinary course of business.  The Company periodically evaluates its capital structure, and as a result, during the first nine months of 2012, the Company repurchased $73.0 million of its Senior notes due 2013, $19.0 million of its Senior notes due 2016, $6.0 million of its Debentures due 2023 and $1.2 million of its Notes due 2027 as described in Note 15 – Debt in the Notes to Condensed Consolidated Financial Statements.

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

In July 2012, the FASB amended the ASC to simplify how entities test indefinite-lived intangible assets for impairment.  The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary.  The amendment is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company will adopt this amendment in 2013 and does not expect a material impact on the Company's consolidated results of operations and financial condition.

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

BRUNSWICK CORPORATION
November 2, 2012	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.