Form 10-K
period 2012-12-31
BRUNSWICK CORP
filed 2013-02-21
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission file number 1-1043
____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the voting stock of the registrant held by non-affiliates was $1,965,641,172. Such number excludes stock beneficially owned by officers and directors. This does not constitute an admission that they are affiliates.

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of February 19, 2013 was 90,179,683.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Report on Form 10-K incorporates by reference certain information that will be set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 1, 2013.

BRUNSWICK CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2012

PART I

Item 1. Business

Brunswick Corporation (Brunswick or the Company) is a Delaware corporation, incorporated on December 31, 1907. Brunswick is a leading global designer, manufacturer and marketer of recreation products including marine engines, boats, fitness equipment and bowling and billiards equipment. Brunswick's engine products include: outboard, sterndrive and inboard engines; trolling motors; propellers; engine control systems; and marine parts and accessories. The Company's boat offerings include: fiberglass pleasure boats; luxury motoryachts; offshore fishing boats; aluminum fishing boats; inflatable boats; pontoon boats and deck boats. Brunswick's fitness products include both cardiovascular and strength training equipment for the commercial and consumer markets. Brunswick's bowling products include capital equipment, aftermarket and consumer goods. The Company also sells a complete line of billiards tables and other gaming tables and accessories. In addition, the Company owns and operates Brunswick bowling entertainment centers in the United States and other countries.

In 2012, Brunswick's focus was growing revenue and earnings, generating positive free cash flow and maintaining its favorable cost position with growth resulting from the continuation of market share gains and the execution of organic growth initiatives. In 2013, Brunswick will again focus on executing its financial and operational strategic growth initiatives as well as on cost reductions and operating efficiencies throughout the Company in order to sustain earnings growth. In the longer term, Brunswick's strategy remains consistent: to design, develop and introduce high-quality products featuring innovative technology and styling; to distribute products through a model that benefits its partners - dealers and distributors - and to provide world-class service to its customers; to develop and maintain low-cost manufacturing processes and to continually improve productivity and efficiency; to manufacture and distribute products globally with local and regional styling; to continue implementing the Company's capital strategy which includes maintaining a strong balance sheet, lowering debt and funding pension obligations; and to attract and retain skilled and knowledgeable people. These strategic objectives support the Company's plans to grow by expanding its existing core businesses. The Company's primary objective is to enhance shareholder value by achieving returns on investments that exceed its cost of capital.

Refer to Note 5 – Segment Information and Note 2 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company's segments and discontinued operations, including net sales, operating earnings and total assets by segment.

Marine Engine Segment

The Marine Engine segment, which had net sales of $1,988.5 million in 2012, consists of the Mercury Marine Group (Mercury Marine). The Company believes its Marine Engine segment has the largest dollar sales and unit volume of recreational marine engines in the world, along with a leading marine parts and accessories business.

Mercury Marine manufactures and markets a full range of outboard engines, sterndrive propulsion systems and inboard engines under the Mercury, Mercury MerCruiser, Mariner, Mercury Racing, Mercury Sport Jet and Mercury Jet Drive, MotorGuide, Axius and Zeus brand names. In addition, Mercury Marine manufactures and markets marine parts and accessories under the Quicksilver, Mercury Precision Parts, Mercury Propellers, Attwood, Land 'N' Sea, Kellogg Marine Supply, Diversified Marine Products, Sea Choice and MotorGuide brand names, including marine electronics and control integration systems, steering systems, instruments, controls, propellers, trolling motors, fuel systems, service parts and marine lubricants. Mercury Marine's outboard engines, sterndrive engines and inboard engines are sold to independent boat builders, local, state and foreign governments, and to the Company's Boat segment. In addition, Mercury Marine's outboard engines are sold to end-users through a global network of more than 7,000 marine dealers and distributors, specialty marine retailers and marine service centers.

Mercury Marine also supplies integrated diesel propulsion systems to the worldwide recreational and commercial marine markets, including the Company's Boat segment. During the second quarter of 2012, the Company and Cummins Inc. transitioned to the parent companies the business activities of Cummins MerCruiser Diesel Marine LLC (CMD), the joint venture between Mercury Marine and Cummins Marine, a division of Cummins Inc. and began the liquidation process of the joint venture. As part of the transition, Mercury Marine has integrated CMD's high-speed diesel engine line into its product portfolio and sells, services and supports these products through its global sales and distribution network.

Mercury Marine manufactures four-stroke outboard engine models ranging from 2.5 to 350 horsepower and two-stroke OptiMax outboard engines, all of which feature Mercury's direct fuel injection (DFI) technology, ranging from 75 to 300 horsepower. All of these low-emission engines are in compliance with current U.S. Environmental Protection Agency (EPA) requirements. Mercury Marine's four-stroke outboard engines include Verado, a collection of supercharged outboards ranging from 150 to 350 horsepower, and Mercury Marine's naturally aspirated four-stroke outboards, ranging from 2.5 to 150 horsepower including the introduction of the 150 FourStroke, which is quickly becoming known for its light weight, fuel efficiency and performance. In addition, most of Mercury's sterndrive and inboard engines are now available with catalyst exhaust monitoring and treatment systems, and all are compliant with environmental regulations adopted by the State of California, effective January 1, 2008, and by the EPA, effective January 1, 2010.

To promote advanced propulsion systems with improved handling, performance and efficiency, Mercury Marine manufactures and markets advanced boat steering and engine control systems under the brand names of Zeus and Axius.

Mercury Marine's sterndrive and outboard engines are produced domestically in Fond du Lac, Wisconsin, with outboard engines also produced internationally in China and Japan. During the third quarter of 2009, the Company announced plans to consolidate engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant. This plant transfer was completed in the second quarter of 2012, at which time the real estate related to the former Stillwater facility was sold. Mercury Marine manufactures 40, 50 and 60 horsepower four-stroke outboard engines in a facility in China, and produces smaller outboard engines in Japan pursuant to a joint venture with its partner, Tohatsu Corporation. Mercury Marine sources certain engine components from a global supply base of Asian, European and Latin American suppliers and manufactures additional engine component parts at its Fond du Lac facility and plants in Florida and Mexico. Until April 2012, CMD manufactured diesel marine propulsion systems in South Carolina. Mercury Marine also operates a remanufacturing business for engines and service parts in Wisconsin. In addition, Mercury Marine has an equity ownership interest in a company that manufactures boats under the brand names Bella, Flipper and Aquador in Finland.

 Mercury Marine's parts and accessories distribution businesses include: Land 'N' Sea, Kellogg Marine Supply and Diversified Marine Products. These businesses are the leading distributors of marine parts and accessories throughout North America, offering same-day or next-day delivery service to a broad array of marine service facilities.

Inter-company sales to the Company's Boat segment represented approximately 12 percent of Mercury Marine's sales in 2012. Domestic demand for the Marine Engine segment's products is seasonal, with sales generally highest in the second calendar quarter of the year.

Boat Segment

The Boat segment consists of the Brunswick Boat Group (Boat Group), which manufactures and markets the following products: fiberglass pleasure boats; luxury motoryachts; offshore fishing boats; aluminum fishing boats; inflatable boats; pontoon boats and deck boats. The Company believes that its Boat Group, which had net sales of $1,002.6 million during 2012, has the largest dollar sales and unit volume of pleasure motorboats in the world.

The Boat Group manages Brunswick's boat brands; evaluates and optimizes the Boat segment's boat portfolio; promotes recreational boating services and activities to enhance the consumer experience and dealer profitability; and speeds the introduction of new technologies into the boat manufacturing and design processes.

The Boat Group is comprised of the following boat brands: Sea Ray yachts, sport yachts, sport cruisers and runabouts; Bayliner sport cruisers and runabouts; Meridian motoryachts; Boston Whaler and Lund fiberglass fishing boats; and Crestliner, Cypress Cay, Harris FloteBote, Lowe, Lund and Princecraft aluminum fishing, utility, pontoon boats and deck boats. The Boat Group also includes a commercial and governmental sales unit that sells products to commercial customers, as well as the United States government and state, local and foreign governments. The Boat Group procures most of its outboard engines, gasoline sterndrive engines and gasoline inboard engines from Brunswick's Marine Engine segment.

During the first quarter of 2012, Brunswick realigned its global marine operations causing changes to the components of the Marine Engine and Boat Group reportable segments. Several Brunswick boat brands based in Europe and Asia, which include Quicksilver, Uttern and Rayglass (Protector and Legend), each of which were previously included in the Marine Engine segment, were moved under the management of the Boat Group. Boats sold and marketed under these names are typically equipped with engines manufactured by Mercury Marine and often include other parts and accessories supplied by Mercury Marine.

The Boat Group has active manufacturing facilities in Florida, Indiana, Minnesota, Missouri, Tennessee, Brazil, Canada, Mexico, New Zealand and Portugal, as well as additional inactive manufacturing facilities in Florida, North Carolina and Tennessee. The Boat Group utilizes contract manufacturing facilities in Argentina and Poland. The Boat Group has constructed a manufacturing plant in Joinville, Santa Catarina, Brazil, which has nearly 150,000 square feet of manufacturing space. Production at this new facility, which is leased, began in the third quarter of 2012. This facility will eventually employ up to 150 people and will produce several Bayliner and Sea Ray sport boat and cruiser models which, along with other Brunswick boat brands and models, will be sold through a network of local dealers.

During 2012, the Boat Group continued its restructuring activities by reducing its workforce and consolidating manufacturing operations. As a result, in the fourth quarter of 2012, the Company began the consolidation of its Knoxville, Tennessee boat plant operation into its manufacturing facilities in Vonore, Tennessee and Palm Coast, Florida. Finally, in 2012, the Boat Group divested several idle facilities including former operating facilities and other real property holdings in Cumberland, Maryland and Cape Canaveral, Florida.

The Boat Group's products are sold to end-users through a global network of approximately 2,850 dealers and distributors, each of which carries one or more of Brunswick's boat brands. Sales to the Boat Group's largest dealer, MarineMax Inc., which has multiple locations and carries a number of the Boat Group's product lines, represented approximately 16 percent of Boat Group sales in 2012. Domestic demand for pleasure boats is seasonal, with sales generally highest in the second calendar quarter of the year.

Fitness Segment

Brunswick's Fitness segment is comprised of its Life Fitness division (Life Fitness), which designs, manufactures and markets a full line of reliable, high-quality cardiovascular fitness equipment (including treadmills, total body cross-trainers, stair climbers and stationary exercise bicycles) and strength-training equipment under the Life Fitness and Hammer Strength brands.

The Company believes that its Fitness segment, which had net sales of $635.9 million during 2012, is the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. Life Fitness' commercial sales customers include health clubs, fitness facilities operated by professional sports teams, the military, governmental agencies, corporations, hotels, schools and universities. Commercial sales are made to customers through Life Fitness' direct sales force, domestic dealers, and international distributors. Consumer products are available at specialty retailers, select mass merchants, sporting goods stores, through international distributors, and on the Life Fitness Web site.

The Fitness segment's principal manufacturing facilities are located in Illinois, Kentucky, Minnesota and Hungary, with third party contract manufacturing utilized in China and Taiwan. Life Fitness distributes its products worldwide from regional warehouses and production facilities. Demand for Life Fitness products is seasonal, with sales generally highest in the fourth quarter of the year.

Bowling & Billiards Segment

The Bowling & Billiards segment is comprised of the Brunswick Bowling & Billiards division (BB&B), which had net sales of $322.3 million during 2012. The Company believes BB&B is a leading worldwide full-line designer, manufacturer and marketer of bowling and billiards products and operator of retail bowling centers.

BB&B's bowling products business designs, manufactures and markets a wide variety of bowling products, including capital equipment (such as automatic pinsetters and scoring devices), bowling balls and aftermarket products (such as lane machines, pinsetter parts, lane conditioners and lane cleaners). Through licensing arrangements, BB&B also offers a wide array of bowling consumer products, including bowling shoes, bags and accessories.

BB&B operates 95 bowling centers in the United States, Canada and Europe. BB&B retail bowling centers offer bowling and, depending on size and location, may also offer the following activities and facilities: restaurants, lounges, snack bars, billiards, video and redemption games, laser tag, pro shops and meeting and party rooms. Of the Company's 95 bowling centers, 42 have been converted into Brunswick Zones, which are bowling centers that offer an array of active entertainment activities for our guests. BB&B has further enhanced the Brunswick Zone concept with expanded Brunswick Zone entertainment centers, branded Brunswick Zone XL, which are larger than typical Brunswick Zones and feature multiple entertainment offerings. BB&B operates 12 Brunswick Zone XL centers.

BB&B's billiards business was established in 1845 and is Brunswick's heritage business. The Company believes it is a leading designer and marketer of billiards tables. BB&B designs and/or markets billiards tables, table tennis tables, air powered table hockey games, billiard balls, cues and other gaming tables, as well as game room furniture and related accessories, under the Brunswick and Contender brands.

BB&B's primary manufacturing and distribution facilities are located in Michigan, Wisconsin, Hungary and Mexico.

Brunswick's bowling and billiards products are sold through a variety of channels, including distributors, dealers, mass merchandisers, bowling centers and other retailers, and directly to consumers through the Internet and other outlets. BB&B's sales are seasonal with sales generally highest in the first and fourth calendar quarters of the year.

Discontinued Operations

On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. As a result, these businesses, which were previously reported in the Company's Boat segment, are being reported as discontinued operations and are reported in separate lines in the Consolidated Statements of Operations for all periods presented. The assets and liabilities of these businesses meet the held for sale accounting criteria and have been aggregated and reported on separate lines of the Consolidated Balance Sheets for all periods presented. Brunswick's results as discussed in this Annual Report on Form 10-K reflect continuing operations only, unless otherwise noted.

Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation, owns the remaining 51 percent. Under the terms of the joint venture agreement, BAC provides secured wholesale inventory floorplan financing to the Company's engine and boat dealers.

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

Refer to Note 9 – Financial Services in the Notes to Consolidated Financial Statements for more information about the Company's financial services.

Distribution

Brunswick utilizes distributors, dealers and retailers (Dealers) for the majority of its boat sales and significant portions of its sales of marine engine, fitness and bowling and billiards products. Brunswick has over 16,000 Dealers serving its business segments worldwide. Brunswick's marine Dealers typically carry one or more of the following product categories - boats, engines and related parts and accessories.

Brunswick owns Land 'N' Sea, Kellogg Marine Supply and Diversified Marine Products, the primary parts and accessories distribution platforms for the Company's Marine Engine segment. These businesses are the leading distributors of marine parts and accessories throughout North America, with 14 distribution warehouses located throughout the United States and Canada offering same-day or next-day delivery service to a broad array of marine service facilities and Dealers.

Brunswick's Dealers are independent companies or proprietors that range in size from small, family-owned businesses to a large, publicly-traded corporation with substantial revenues and multiple locations. Some Dealers sell Brunswick's products exclusively, while others also carry competitors' products. Brunswick partners with its boat dealer network to improve quality, service, distribution and delivery of parts and accessories to enhance the boating customer's experience.

Demand for a significant portion of Brunswick's products is seasonal, and a number of Brunswick's Dealers are relatively small or highly-leveraged. As a result, many Dealers require financial assistance to support their businesses, enabling them to provide stable channels for Brunswick's products. In addition to the financing offered by BAC, the Company provides its Dealers with assistance, including incentive programs, loans, loan guarantees and inventory repurchase commitments, under which the Company is obligated to repurchase inventory from a finance company in the event of a Dealer's default. The Company believes that these arrangements are in its best interest; however, the financial support that the Company provides to its Dealers exposes the Company to credit and business risk. Brunswick's business units, along with BAC, maintain active credit operations to manage this financial exposure, and the Company continually seeks opportunities to sustain and improve the financial health of its various distribution channel partners. Refer to Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion of these arrangements.

International Operations

Brunswick's sales to customers in markets other than the United States were $1,397.2 million (38 percent of net sales), $1,483.6 million (40 percent of net sales) and $1,366.6 million (41 percent of net sales) in 2012, 2011 and 2010, respectively. The Company transacts a significant portion of its sales in non-U.S. markets in local currencies, and the cost of its products is generally denominated in U.S. dollars. As a result, the strengthening or weakening of the U.S. dollar affects the financial results of Brunswick's non-U.S. operations.

Non-U.S. sales are set forth in Note 5 – Segment Information in the Notes to Consolidated Financial Statements and are also included in the table below, which details Brunswick's non-U.S. sales by region:

(in millions)	2012	2011	2010
Europe	$477.4	$596.3	$591.7
Canada	318.3	301.7	244.9
Pacific Rim	307.7	289.7	265.7
Latin America	205.5	191.6	183.6
Africa & Middle East	88.3	104.3	80.7
Total	$1,397.2	$1,483.6	$1,366.6

Marine Engine segment non-U.S. sales represented approximately 46 percent of Brunswick's non-U.S. sales in 2012. The segment's principal non-U.S. operations include the following:

•	An outboard engine assembly plant in Suzhou, China;

•	An outboard engine assembly plant operated by a joint venture in Japan;

•	A component manufacturing facility in Mexico;

•	Sales, service and applications engineering offices in Australia, Belgium, Brazil, Canada, China, Malaysia, Mexico, New Zealand and Singapore; and

•	Sales or representative offices in China, Dubai, Finland, France, Italy, Norway, Russia, Sweden and Switzerland.

Boat segment non-U.S. sales comprised approximately 27 percent of Brunswick's non-U.S. sales in 2012. A portion of the Boat Group's products are manufactured or assembled in Brazil, Canada, Mexico, New Zealand and Portugal, as well as in boat plants owned and operated by third parties in Argentina and Poland that perform contract manufacturing for the Company, and are sold worldwide through Dealers. The Boat Group has sales or import offices in Belgium, Brazil, Canada, China, France, Italy, the Netherlands, New Zealand and Singapore.

Fitness segment non-U.S. sales comprised approximately 22 percent of Brunswick's non-U.S. sales in 2012. Life Fitness sells its products worldwide and has sales and distribution centers in Brazil, Germany, Hong Kong, Japan, the Netherlands, Spain and the United Kingdom. The Fitness segment manufactures strength-training equipment and select lines of cardiovascular equipment in Hungary for its international markets, and has facilities in China and Taiwan that perform contract manufacturing.

Bowling & Billiards segment non-U.S. sales comprised approximately 5 percent of Brunswick's non-U.S. sales in 2012. BB&B sells its products worldwide, has a sales office in Germany, and operates plants that manufacture automatic pinsetters in Hungary and bowling balls in Mexico. BB&B operates retail bowling centers in Austria, Canada and Germany.

Raw Materials and Supplies

Brunswick purchases a wide variety of raw materials from its supplier base, including oil, aluminum, steel and resins, as well as product parts and components, such as engine blocks and boat windshields. The prices for these raw materials, parts and components fluctuate depending on market conditions. Significant increases in the cost of such materials would raise the Company's production costs, which could reduce the Company's profitability if the Company cannot recoup the increased costs through higher product prices.

As Brunswick's manufacturing operations raised production levels in 2012, the Company's need for raw materials and supplies increased. Moving into 2013, Brunswick's suppliers will need to increase their manufacturing operations to meet the rising demand for their products and, in many cases, may need to hire additional workers in order to fulfill the orders placed by Brunswick and other customers. During 2012, the Company experienced some shortages, and delayed delivery, of certain materials, parts and supplies essential to its manufacturing operations. The Company has addressed and will continue to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring the capabilities of its supplier base.

Additionally, some components used in Brunswick's manufacturing processes, including engine blocks and boat windshields, are available from a sole supplier or a limited number of suppliers. Operational and financial difficulties that these or other suppliers currently face or may face in the future could adversely affect their ability to supply Brunswick with the parts and components it needs, which could significantly disrupt Brunswick's operations.

The Company also continues to expand its global procurement operations to better leverage its purchasing power across its divisions and to improve supply chain and cost efficiencies. The Company mitigates its commodity price risk on certain raw material purchases by using derivatives to hedge exposure related to changes in commodity prices.

Intellectual Property

Brunswick has, and continues to obtain, patent rights covering certain features of its products and processes. By law, Brunswick's patent rights, which consist of patents and patent licenses, have limited lives and expire periodically. The Company believes that its patent rights are important to its competitive position in all of its business segments.

In the Marine Engine segment, patent rights principally relate to features of outboard engines and inboard-outboard drives, hybrid drives and pod drives, including: die-cast powerheads; cooling and exhaust systems; drivetrain, clutch and gearshift mechanisms; boat/engine mountings; shock-absorbing tilt mechanisms; ignition systems; propellers; marine vessel control systems; fuel and oil injection systems; supercharged engines; outboard mid-section structures; segmented cowls; hydraulic trim, tilt and steering; screw compressor charge air cooling systems; a range of proprietary metal alloys and airflow silencers.

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

The following are Brunswick's principal trademarks:

Marine Engine Segment: Attwood, Axius, Diversified Marine Products, Kellogg Marine Supply, Land 'N' Sea, Mariner, MercNET, MerCruiser, Mercury, Mercury Marine, Mercury Parts Express, Mercury Precision Parts, Mercury Propellers, Mercury Racing, MotorGuide, OptiMax, Quicksilver, Seachoice, SeaPro, SmartCraft, Sport Jet, Swivl-Eze, Valiant, Verado and Zeus.

Boat Segment: Aquapalooza, Bayliner, Boston Whaler, Crestliner, Cypress Cay, FloteBote, Harris, Lowe, Lund, Master Dealer, Meridian, Princecraft, Quicksilver, Rayglass, Sea Ray and Uttern.

Fitness Segment: Flex Deck, Hammer Strength, Lifecycle and Life Fitness.

Bowling & Billiards Segment: Air Hockey, Ballworx, Brunswick, Brunswick Pavilion, Brunswick Zone, Brunswick Zone XL, Centennial, Contender, Cosmic Bowling, Frameworx, Gold Crown, Lightworx, Pro Lane, Vector, Viz-A-Ball and Zone.

Brunswick's trademark rights have indefinite lives, and many are well known to the public and are considered to be valuable assets.

Competitive Conditions and Position

The Company believes that it has a reputation for quality in each of its highly competitive lines of business. Brunswick competes in its various markets by: utilizing efficient production techniques; developing and strengthening its leading brands; developing and promoting innovative technological advancements; undertaking effective marketing, advertising and sales efforts; providing high-quality products at competitive prices; and offering extensive aftermarket services.

Strong competition exists in each of Brunswick's product groups, but no single enterprise competes with Brunswick in all product groups. In each product area, competitors range in size from large, highly-diversified companies to small, single-product businesses. Brunswick also competes with businesses that offer alternative leisure products or activities, but do not compete directly with Brunswick's products.

The following summarizes Brunswick's competitive position in each segment:

Marine Engine Segment:  The Company believes it has the largest dollar sales and unit volume of recreational marine engines in the world, along with a leading marine parts and accessories business. The marine engine market is highly competitive among several major international companies that comprise the majority of the market, as well as several smaller companies. Competitive advantage in this segment is a function of product features, technological leadership, quality, service, pricing, performance and durability, along with effective promotion and distribution.

Boat Segment:  The Company believes it has the largest dollar sales and unit volume of pleasure motorboats in the world. There are several major manufacturers of pleasure and offshore fishing boats, along with hundreds of smaller manufacturers. Consequently, this business is both highly competitive and highly fragmented. The Company believes it has the broadest range of boat product offerings in the world, with boats ranging in size from 10 to 61 feet. In all of its boat operations, Brunswick competes on the basis of product features, technology, quality, dealer service, pricing, performance, value, durability and styling, along with effective promotion and distribution.

Fitness Segment:  The Company believes it is the world's largest manufacturer of commercial fitness equipment and a leading manufacturer of high-quality consumer fitness equipment. There are a few large manufacturers of fitness equipment and hundreds of small manufacturers, which creates a highly fragmented, competitive landscape. Many of Brunswick's fitness equipment offerings feature industry-leading product innovations, and the Company places significant emphasis on introducing new fitness equipment to the market. Competitive focus is also placed on product quality, technology, service, pricing, state-of-the-art biomechanics, and effective promotional activities.

Bowling & Billiards Segment:  The Company believes it is a leading worldwide full-line designer, manufacturer and marketer of bowling products and billiards tables. There are other manufacturers of bowling products and competitive emphasis is placed on product innovation, quality, service, marketing activities and pricing. The billiards industry continues to experience competitive pressure from low-cost billiards manufacturers outside the United States. The bowling retail market, in which the Company's bowling centers compete, is highly fragmented. Brunswick is one of the two largest bowling center operators in the North American market, with Brunswick's bowling retail business emphasizing the bowling and entertainment experience, maintaining quality facilities and providing excellent guest service.

Research and Development

The Company strives to improve its competitive position in all of its segments by continuously investing in research and development to drive innovation in its products and manufacturing technologies. Brunswick's research and development investments support the introduction of new products and enhancements to existing products. Research and development expenses as a percentage of net sales were 2.8 percent, 2.6 percent and 2.7 percent in 2012, 2011 and 2010, respectively. Research and development expenses by segment are shown below:

(in millions)	2012	2011	2010
Marine Engine	$61.5	$56.7	$51.7
Boat	20.2	17.5	18.1
Fitness	19.2	17.6	16.7
Bowling & Billiards	4.4	4.1	3.8
Total	$105.3	$95.9	$90.3

Number of Employees

The number of employees worldwide (including those in businesses treated as discontinued operations) is shown below by segment:

	December 31, 2012		December 31, 2011
	Total	Union (domestic)	Total	Union (domestic)
Marine Engine	5,202	1,814	4,684	1,396
Boat	4,393	—	4,125	—
Fitness	1,804	140	1,756	138
Bowling & Billiards	4,625	22	4,632	24
Corporate	153	—	159	—
Total	16,177	1,976	15,356	1,558

The Company believes that the relationships between its employees, the labor unions and the Company remain stable.

Environmental Requirements

Refer to Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of certain environmental proceedings.

Available Information

Brunswick maintains an Internet Web site at http://www.brunswick.com that includes links to Brunswick's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports (SEC Reports). The SEC Reports are available without charge as soon as reasonably practicable following the time that they are filed with, or furnished to, the SEC. Shareholders and other interested parties may request email notification of the posting of these documents through the Investors section of Brunswick's Web site.

Item 1A.  Risk Factors

The Company's operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect the Company's business, financial condition, results of operations, cash flows and the trading price of the Company's common stock.

Worldwide economic conditions, particularly in the United States and Europe, have adversely affected the Company's industries, businesses and results of operations and may continue to do so.

General worldwide economic conditions, particularly in the United States and Europe, continue to be challenging as economies begin to recover from the effects caused by the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  In times of economic uncertainty and contraction, consumers tend to have less discretionary income and to defer expenditures for discretionary items, which adversely affects the Company's financial performance, especially in its marine businesses.  A majority of the Company's businesses are cyclical in nature and are highly sensitive to personal discretionary spending levels, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and personal income levels. Other factors that can negatively affect the Company's financial results include: the impact of weak consumer and corporate credit markets; depressed marine industry demand; corporate restructurings; declines in the value of investments and residential real estate, especially in large boating markets such as Florida and California; and higher fuel prices.

Demand for the Company's marine products has been significantly influenced by weak economic conditions, low consumer confidence, high unemployment and increased market volatility worldwide, especially in the United States and Europe.  Although increases have not been experienced in all product segments and geographic markets, and the Company estimates that retail unit sales of powerboats in the United States increased modestly during 2012, unit sales remain down significantly from historical levels, particularly in the fiberglass segment. Any deterioration in general economic conditions that further diminishes consumer confidence or discretionary income may further reduce the Company's sales and adversely affect its financial results, including increasing the potential for future impairment charges.  The Company cannot predict the timing or strength of economic recovery, either worldwide or in the specific markets where it competes.

Fiscal concerns in the United States and Europe, including the downgrade of the U.S. government's credit rating, may negatively impact the worldwide economy, and could have an adverse effect on the Company's industries, businesses and financial condition.

Concerns regarding the U.S. debt ceiling and budget deficit, as well as the European debt crisis, could have an adverse effect on worldwide economic conditions. These concerns also include the potential impact of additional credit agency downgrades. Such fiscal concerns and the resulting downgrade of the U.S. government's credit rating could have a material adverse impact on worldwide economic conditions, the financial markets and the availability of credit and, consequently, may negatively affect the Company's industries, businesses and overall financial condition.

Although consumer credit markets have improved, consumer credit market conditions continue to influence demand, especially for marine products, and may continue to do so.

Customers often finance purchases of the Company's marine products, particularly boats. Credit market conditions continued to improve in 2012, but remained less favorable overall than those experienced prior to the decline in marine retail demand. While interest rates are generally lower, there continue to be fewer lenders, tighter underwriting and loan approval criteria and greater down payment requirements.  If credit conditions worsen, and adversely affect the ability of customers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in sales of the Company's products or delay any improvement in its sales.

The inability of the Company's dealers and distributors to secure adequate access to capital could adversely affect the Company's sales.

The Company's dealers require adequate liquidity to finance their operations, including purchases of the Company's products.  Dealers are subject to numerous risks and uncertainties that could unfavorably affect their liquidity positions, including, among other things, continued access to adequate financing sources on a timely basis on reasonable terms.  These sources of financing are vital to the Company's ability to sell products through the Company's distribution network, particularly to its boat and engine dealers.  During the credit crisis which ensued during and after the 2009 recession, several third-party floorplan lenders ceased their lending operations or materially reduced their exposure.  A significant portion of the Company's domestic and international boat and engine sales to dealers are financed through entities affiliated with GE  Capital Corporation (GECC), including BAC (the Company's 49 percent owned joint venture, with the other 51 percent being owned by CDFV, a subsidiary of GECC),  which provides floorplan financing to domestic marine dealers.

The availability and terms of financing offered by the Company's dealer floorplan financing providers will continue to be influenced by: their ability to access certain capital markets, including the securitization and the commercial paper markets, and to fund their operations in a cost effective manner; the performance of their overall credit portfolios; their willingness to accept the risks associated with lending to marine dealers; and the overall creditworthiness of those dealers.  The Company's sales could be adversely affected if BAC were to be terminated, if further declines in floorplan financing availability occur, or if financing terms change unfavorably.  This could require the Company to find alternative sources of financing, including the Company providing this financing directly to dealers, which could require additional capital to fund the associated receivables.

The Company's financial results may be adversely affected if it is unable to maintain effective distribution.

The Company relies on third-party dealers and distributors to sell the majority of its products, particularly in the marine business.  The ability to maintain a reliable network of dealers is essential to the Company's success.  The Company faces competition from other boat manufacturers in attracting and retaining distributors and independent boat dealers. A significant deterioration in the number or effectiveness of the Company's dealers and distributors could have a material adverse effect on the Company's financial results.

 Weakening demand for marine products could adversely affect the financial performance of the Company's dealers.  In particular, reduced cash flow from decreases in sales and tightening credit markets may impair a dealer's ability to fund operations.  Inability to fund operations can force dealers to cease business, and the Company may not be able to obtain alternate distribution in the vacated market. An inability to obtain alternate distribution could unfavorably affect the Company's net sales through reduced market presence. If conditions were to worsen, the Company anticipates that dealer failures or voluntary market exits could increase, especially if overall retail demand for boats declines.

Adverse economic, credit and capital market conditions could have a negative impact on the Company's financial results.

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

Adverse global economic conditions, market volatility and heightened governmental regulation could lead to volatility and disruptions in the capital and credit markets.  This could adversely affect the Company's ability to access capital and credit markets or increase the cost to do so, which could have a negative impact on its business, financial results and competitive position.

Inventory reductions by major dealers, retailers and independent boat builders could adversely affect the Company's financial results.

The Company's dealers, retailers and other distributors could decide to reduce the number of units they hold, especially in the large fiberglass boat segment. Such efforts would likely result in lower production levels of the Company's products, thus resulting in lower rates of absorption of fixed costs in the Company's manufacturing facilities and lower margins. While actions taken continue to keep dealer inventories at appropriate levels, the potential need for future inventory reductions by dealers and independent boatbuilder customers could impair the Company's future sales and results of operations.

The Company may be required to repurchase inventory or accounts of certain dealers.

The Company has agreements with certain third-party finance companies to provide financing to the Company's customers to enable the purchase of its products.  In connection with these agreements, the Company either may have obligations to repurchase the Company's products from the finance company, or may have recourse obligations to the finance company on the dealer's receivables.  These obligations are triggered if the Company's dealers default on their debt obligations to the finance companies.

The Company's maximum contingent obligation to repurchase inventory and its maximum contingent recourse obligations on customer receivables are less than the total balances of dealer financings outstanding under these programs, as the Company's obligations under certain of these arrangements are subject to caps, or are limited based on the age of product.  The Company's risk related to these arrangements is mitigated by the proceeds it receives on the resale of repurchased product to other dealers, or by recoveries on receivables purchased under the recourse obligations.

The Company's inventory repurchase obligations relate primarily to the inventory floorplan credit facilities of the Company's boat and engine dealers. The Company's actual historical repurchase experience related to these repurchase arrangements has been substantially less than the Company's maximum contractual obligations. If dealers file for bankruptcy or cease operations, losses associated with the repurchase of the Company's products could be incurred.  In addition, as the repurchases may be triggered by dealer bankruptcies, the Company's net sales and earnings may be unfavorably affected as a result of reduced market coverage and the associated decline in sales.

Declines in marine industry demand could cause an increase in future repurchase activity, or could require the Company to incur losses in excess of established reserves.  In addition, the Company's cash flow and loss experience could be adversely affected if repurchased inventory is not successfully distributed to other dealers in a timely manner, or if the recovery rate on the resale of the product declines.  In addition, the finance companies could require changes in repurchase or recourse terms that would result in an increase in the Company's contractual contingent obligations.

 The loss of key accounts or critical suppliers could harm the Company's business.

If the Company were to experience the loss of a key account, its business could be negatively affected in a significant way.  Similarly, if one of the Company's most critical suppliers were to close its operations, cease manufacturing or otherwise fail to deliver an essential component necessary to the Company's manufacturing operations, it could have a detrimental effect on the Company's ability to manufacture and sell its products, resulting in an interruption in business operations and/or a loss of sales.  In an effort to mitigate the risk associated with the Company's reliance on such accounts and suppliers, it continually works to monitor such relationships, maintain a complete and competitive product lineup and identify alternative suppliers for key components.

The Company's success depends upon the continued strength of its brands.

The Company believes that its brands, including Brunswick, Mercury, Sea Ray, Boston Whaler and Life Fitness, are significant contributors to the success of the Company's business and that maintaining and enhancing the brands are important to expanding the Company's customer base.  Failure to continue to promote and protect the Company's brands may adversely affect the Company's business and results of operations.

The Company has a large fixed cost base that can affect its profitability in a declining sales environment.

The fixed cost levels of operating marine production plants can put pressure on profit margins when sales and production decline. The Company's profitability is dependent, in part, on its ability to spread fixed costs over an increasing number of products sold and shipped, and if the Company makes a decision to reduce its rate of production, gross margins could be negatively affected. Consequently, decreased demand or the need to reduce inventories can lower the Company's ability to absorb fixed costs and materially impact its results of operations.

Successfully managing its manufacturing footprint is critical to the Company's operating and financial results.

A significant component of the Company's cost-reduction efforts has been a focus on reducing its manufacturing footprint by consolidating boat and engine production into fewer plants. In the second quarter of 2012, the Company completed the consolidation of engine production by transferring sterndrive engine manufacturing operations from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant. In addition, in the fourth quarter of 2012, the Company began the consolidation of its Knoxville, Tennessee boat plant operation into its manufacturing facilities in Vonore, Tennessee and Palm Coast, Florida. This transition is expected to conclude in 2013.

Moving production to a different plant involves risks, including the inability to start up production within the cost and timeframe estimated, supply product to customers when expected and attract a sufficient number of skilled workers to handle the additional production demands.  The inability to successfully implement the Company's manufacturing footprint initiatives could adversely affect its ability to meet customer demand for products and could increase the cost of production versus projections, both of which could result in a significant adverse impact on operating and financial results. Additionally, expenses associated with plant consolidation, including severance costs and loss of trained employees with knowledge of the Company's business and operations, could exceed projections and negatively impact financial results.

To successfully manage its manufacturing footprint, the Company also must enable growth through strategic capital investments including facility and capacity expansion projects. These capital improvement projects and expansions must be carefully managed to ensure cost targets are met, environmental, safety and other regulations are followed and high-quality workmanship is maintained.

If the Company is not able to successfully implement its restructuring and growth initiatives, this could have a material adverse effect on the Company's business and financial condition.

The Company's ability to successfully generate cash flow will depend on its continued successful execution of the Company's restructuring and growth initiatives. Demand for certain of the Company's marine products continues at historically low levels, mainly as a result of a deterioration in economic conditions. As a result, the Company has taken, and may in the future take additional global restructuring activities to realign its cost structure with existing demand. The occurrence of restructuring activities could result in impairment charges and other expenses, which could adversely impact the Company's cash flow, results of operations or financial condition.

The Company relies on third-party suppliers for the supply of the raw materials, parts and components necessary to manufacture its products.  The Company's financial results may be adversely affected by an increase in cost, disruption of supply or shortage of or defect in raw materials, parts or product components.

Outside suppliers and contract manufacturers provide the Company with raw materials used in its manufacturing processes including oil, aluminum, copper, steel and resins, as well as product parts and components, such as engine blocks and boat windshields.  The prices for these raw materials, parts and components fluctuate depending on market conditions and in some instances, commodity prices.  Substantial increases in the prices of the Company's raw materials, parts and components would increase the Company's operating costs, and could reduce its profitability if the Company cannot recoup the increased costs through increased product prices.

In addition, some components used in the Company's manufacturing processes, including engine blocks and boat windshields, are available from a sole supplier or a limited number of suppliers.  Operational and financial difficulties that these or other suppliers may face in the future could adversely affect their ability to supply the Company with the parts and components it needs, which could significantly disrupt the Company's operations.  It may be difficult to find a replacement supplier for a limited or sole source raw material, part or component without significant delay or on commercially reasonable terms.  In addition, an uncorrected defect or supplier's variation in a raw material, part or component, either unknown to the Company or incompatible with the Company's manufacturing process, could harm the Company's ability to manufacture products.

Some of the risks that could disrupt the Company's operations, impair the Company's ability to deliver products to the Company's customers and negatively affect the Company's financial results include: an increase in the cost of, defects in or a sustained interruption in the supply or shortage of some of these raw materials, parts or products that may be caused by delayed start-up periods experienced by the Company's suppliers as they increase production efforts; financial pressures on the Company's suppliers due to a weakening economy; and a deterioration of the Company's relationships with suppliers or by events such as natural disasters, power outages or labor strikes. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims, or other terms relating to a component.

The Company's manufacturing operations increased production in 2012 and are expected continue to do so in 2013, and consequently, the Company's need for raw materials and supplies will increase. The Company's suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders placed by the Company and other customers. The Company experienced periodic supply shortages in 2010, 2011 and 2012.  The Company continues to work to address this issue by identifying alternative suppliers, working to secure adequate inventories of critical supplies and continually monitoring the capabilities of its supplier base. In the future, however, the Company may continue to experience shortages of, delayed delivery of and/or increased prices for key materials, parts and supplies that are essential to its manufacturing operations.

The Company's pension funding requirements and expenses are affected by certain factors outside its control, including the performance of plan assets, the discount rate used to value liabilities, actuarial data and experience and legal and regulatory changes.

The Company's funding obligations and pension expense for its four qualified pension plans are driven by the performance of assets set aside in trusts for these plans, the discount rate used to value the plans' liabilities, actuarial data and experience and legal and regulatory funding requirements.  Changes in these factors could have an adverse impact on the Company's results of operations, liquidity or shareholders' equity.  In addition, a portion of the Company's pension plan assets are invested in equity securities, which can experience significant declines if financial markets weaken.  The level of the Company's funding of its qualified pension plan liabilities was approximately 67 percent as of December 31, 2012. The Company's future pension expenses and funding requirements could increase significantly due to the effect of adverse changes in the discount rate and asset levels along with a decline in the estimated return on plan assets. In addition, as a result of changes in regulations, the Company could be legally required to make increased contributions to the pension plans, and these contributions could be material and negatively affect the Company's cash flow.

Higher energy and fuel costs can adversely affect the Company's results.

Higher energy and fuel costs result in increases in operating expenses at the Company's manufacturing facilities and in the cost of shipping products to customers.  In addition, increases in energy costs can adversely affect the pricing and availability of petroleum-based raw materials such as resins and foam that are used in many of the Company's marine products.  Also, higher fuel prices may have an adverse effect on demand for marine retail products as they increase the cost of boat ownership, and may have a negative impact on operating margins, particularly in the Fitness segment, as transportation costs increase.  Finally, because heating and air conditioning comprise a significant part of the cost of operating a bowling center, any increase in the price of energy could adversely affect the operating margins of the Company's bowling centers.

The Company's profitability may suffer as a result of competitive pricing and other pressures.

The introduction of lower-priced alternative products by other companies can hurt the Company's competitive position in all of its businesses.  The Company is constantly subject to competitive pressures, particularly in the outboard engine market, in which predominantly Asian manufacturers often have pursued a strategy of aggressive pricing particularly during periods when the Japanese yen weakens versus the U.S. dollar.  Such pricing pressure may limit the Company's ability to increase prices for its products in response to raw material and other cost increases and negatively affect the Company's profit margins.

In addition, the Company's independent boat builder customers may react negatively to potential competition for their products from Brunswick's own boat brands, which can lead them to purchase marine engines and marine engine supplies from competing marine engine manufacturers and may negatively affect demand for the Company's products.

The Company's ability to remain competitive depends on the successful introduction of new product offerings and the ability to meet its customers' expectations.

The Company believes that its customers rigorously evaluate their suppliers on the basis of product quality along with new product innovation and development capability. The Company's ability to remain competitive may be adversely affected by difficulties or delays in product development, such as an inability to develop viable new products, gain market acceptance of new products, generate sufficient capital to fund new product development or obtain adequate intellectual property protection for new products. To meet ever-changing consumer demands, the timing of market entry and pricing of new products are critical.  As a result, the Company may not be able to introduce new products necessary to remain competitive in all markets that it serves.  Furthermore, the Company must deliver quality products that meet or exceed its customers' expectations regarding product quality and after-sales service.

The Company competes with a variety of other activities for consumers' scarce discretionary income and leisure time.

The vast majority of the Company's products are used for recreational purposes, and demand for the Company's products can be adversely affected by competition from other activities that occupy consumers' time, including other forms of recreation as well as religious, cultural and community activities. Additionally, the decrease in consumers' discretionary income as a result of the recent economic environment has influenced consumers' willingness to purchase and enjoy the Company's products.

The Company manufactures and sells products that create exposure to potential product liability, warranty liability, personal injury and property damage claims and litigation.

The Company's products may expose it to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. The Company's manufacturing consolidation efforts and production of new products could result in product quality issues, thereby increasing the risk of litigation and potential liability. To address this risk, the Company has established a global, enterprise-wide organization charged with the responsibility of reviewing and addressing product quality issues.  Historically, the resolution of such claims has not materially adversely affected the Company's business, and the Company maintains insurance coverage to mitigate a portion of these risks, which it believes to be adequate.  However, the Company may experience material losses in the future, incur significant costs to defend claims or experience claims in excess of its insurance coverage or claims that will not be covered by insurance.  Furthermore, the Company's reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about its products. The Company records reserves for known potential liabilities, but there is the possibility that actual losses may exceed these reserves and therefore negatively impact earnings.

Environmental laws and zoning and other requirements can inhibit the Company's ability to grow its marine businesses.

Environmental restrictions, boat plant emission restrictions and permitting and zoning requirements can limit access to water for boating, as well as marina and storage space.  In addition, certain jurisdictions both inside and outside the United States require or are considering requiring a license to operate a recreational boat.  While such licensing requirements are not expected to be unduly restrictive, they may deter potential customers, thereby reducing the Company's sales.  Furthermore, regulations allowing the sale of fuel containing higher levels of ethanol for automobiles, which is not approved or intended for use in marine engines, may nonetheless result in increased warranty, service and other claims against the Company if boaters mistakenly use this fuel in marine engines, causing damage to and the degradation of components in their marine engines.

Compliance with environmental regulations affecting marine engines will increase costs and may reduce demand for the Company's products.

The U.S. Environmental Protection Agency's emission regulations require certain gasoline sterndrive and inboard engines to be equipped with a catalyst exhaust monitoring and treatment system.  It is possible that environmental regulatory bodies may impose higher emissions standards in the future for marine engines.  Compliance with these standards would increase the cost to manufacture and the price to the customer for the Company's engines, which could in turn reduce consumer demand for the Company's marine products and potentially reduce operating margins. An increase in the cost of marine engines, an increase in the retail price to consumers or unforeseen delays in compliance with environmental regulations affecting these products could have an adverse effect on the Company's results of operations.

The Company's businesses may be adversely affected by compliance obligations and liabilities under various laws and regulations.

The Company is subject to federal, state, local and foreign laws and regulations, including product safety, environmental, health and safety laws and other regulations.  While the Company believes that it maintains all requisite licenses and permits and that it is in material compliance with all applicable laws and regulations, a failure to satisfy these and other regulatory requirements could cause the Company to incur fines or penalties, and compliance could increase its cost of operations.  The adoption of additional laws, rules and regulations could also increase the Company's capital or operating costs.

The Company's manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes.  Accordingly, the Company is subject to regulations regarding these substances, and the misuse or mishandling of such substances could expose it to liabilities, including claims for property or natural resources damages or personal injury, or fines.  The Company is also subject to laws requiring the cleanup of contaminated property.  If a release of hazardous substances occurs at or from any of the Company's current or former properties or another location where it has disposed of hazardous materials, the Company may be held liable for the contamination, regardless of knowledge or whether it was at fault in connection with the release, and the amount of such liability could be material.

Additionally, the Company is subject to laws governing its relationship with its employees, including, but not limited to, employee wage, hour and benefit issues, such as pension funding and health care benefits.  Changes to such legislation could increase the cost of the Company's operations. Specifically, the effects of The Patient Protection and Affordable Care Act, once ultimately determined and implemented, may have an adverse effect on the financial operations of the Company, primarily in the bowling retail business.

Increases in income tax rates or changes in income tax laws or enforcement could have a material adverse impact on the Company's financial results.

Changes in domestic and international tax legislation could expose the Company to additional tax liability.  Although the Company carefully monitors changes in tax laws and works to mitigate the impact of proposed changes, such changes may negatively impact the Company's financial results. In addition, any increase in individual income tax rates, such as those implemented at the beginning of 2013, would negatively affect the Company's potential customers' discretionary income and could decrease the demand for its products. Finally, governments in certain foreign jurisdictions are increasing their audit activity in an effort to obtain additional funds. This increased audit activity involves increased costs to the Company to determine the final outcome and the potential for additional taxes to be assessed.

If the Company's intellectual property protection is inadequate, others may be able to use its technologies and thereby reduce the Company's ability to compete, which could have a material adverse effect on the Company, its financial condition and results of operations.

The Company regards much of the technology underlying its products as proprietary.  The steps the Company takes to protect its proprietary technology may be inadequate to prevent misappropriation of the Company's technology, or third parties may independently develop similar technology.  The Company relies on a combination of patents, trademark, copyright and trade secret laws; employee and third-party non-disclosure agreements; and other contracts to establish and protect its technology and other intellectual property rights.  The agreements may be breached or terminated, the Company may not have adequate remedies for any such breach, and existing patent, trademark, copyright and trade secret laws afford it limited protection.  Policing unauthorized use of the Company's intellectual property is difficult, particularly in many regions outside the United States.  A third party could copy or otherwise obtain and use the Company's products or technology without authorization. Litigation may be necessary for the Company to defend against claims of infringement or to protect its intellectual property rights and could result in substantial cost.  Further, the Company might not prevail in such litigation, which could harm its business.

Some of the Company's operations are conducted by joint ventures that are not operated solely for its benefit.

Some of the Company's operations are carried on through jointly owned companies such as BAC and Tohatsu Marine Corporation.  With respect to these joint ventures, the Company shares ownership and management responsibility of these companies with one or more parties who may not have the same goals, strategies, priorities or resources as the Company.  These joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for the Company's exclusive benefit.

Changes in currency exchange rates can adversely affect the Company's results.

The Company derives a portion of its revenues from outside the United States (38 percent in 2012).  The Company manufactures its products primarily in the United States and the costs of the Company's products are generally denominated in U.S. dollars, although the increase in manufacturing and sourcing of products and materials outside the United States continues to be a strategic focus.  The Company sells a significant portion of these products in currencies other than the U.S. dollar. Consequently, a strong U.S. dollar can make the Company's products less price-competitive relative to products manufactured outside the United States, and can adversely affect its financial performance.

Although the Company enters into currency exchange contracts to reduce its risk related to currency exchange fluctuations, it is impossible to hedge against all currency risk, especially over the long term, and changes in the relative values of currencies may occur from time to time and, in some instances, affect the Company's results of operations.  The Company is also exposed to the risk that its counterparties to hedging contracts could default on their obligations, which may have an adverse effect on the Company.

A growing portion of the Company's revenue may be derived from international sources, which exposes it to additional uncertainty.

Approximately 38 percent of the Company's 2012 sales were derived from sources outside the United States and the Company intends to continue to expand its international operations and customer base as part of its growth strategy.  Sales outside the United States, especially in emerging markets, are subject to various risks including government embargoes or foreign trade restrictions, tariffs, fuel duties, inflation, difficulties in enforcing agreements and collecting receivables through foreign legal systems, compliance with international laws, treaties and regulations and unexpected changes in regulatory environments, disruptions in distribution, dependence on foreign personnel and unions, as well as economic and social instability.  In addition, there may be tax inefficiencies in repatriating cash from non-U.S. subsidiaries.  If the Company continues to expand its business globally, its success will depend, in part, on the Company's ability to anticipate and effectively manage these and other risks.  These and other factors may have a material impact on the Company's international operations or its business as a whole.

An impairment in the carrying value of goodwill, trade names and other long-lived assets could negatively affect the Company's consolidated results of operations and net worth.

Goodwill and indefinite-lived intangible assets, such as the Company's trade names, are recorded at fair value at the time of acquisition and are not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise.  In evaluating the potential for impairment of goodwill and trade names, the Company makes assumptions regarding future operating performance, business trends and market and economic conditions.  Such analyses further require the Company to make certain assumptions about sales, operating margins, growth rates and discount rates.  There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill and trade name recoverability.  Goodwill reviews are prepared using estimates of the fair value of reporting units based on the estimated present value of future discounted cash flows.  The Company could be required to evaluate the recoverability of goodwill or trade names prior to the annual assessment if it experiences disruptions to the business, unexpected significant declines in operating results, a divestiture of a significant component of the Company's business or market capitalization declines.

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

If the future operating performance of the Company's reporting units is not consistent with the Company's assumptions, the Company could be required to record non-cash impairment charges.  Impairment charges could substantially affect the Company's reported earnings in the periods such charges are recorded.  In addition, impairment charges could indicate a reduction in business value which could limit the Company's ability to obtain adequate financing in the future.  As of December 31, 2012, goodwill was approximately 12 percent of total assets and included $270.6 million of goodwill related to the Life Fitness segment and $21.1 million of goodwill related to the Marine Engine segment.

Adverse weather conditions can have a negative effect on marine and retail bowling center revenues.

Weather conditions can have a significant effect on the Company's operating and financial results, especially in the marine and retail bowling center businesses.  Sales of the Company's marine products are generally stronger just before and during spring and summer, and favorable weather during these months generally has a positive effect on consumer demand.  Conversely, unseasonably cool weather, excessive rainfall or drought conditions during these periods can reduce demand.  Hurricanes and other storms can result in the disruption of the Company's distribution channel. In addition, severely inclement weather on weekends and holidays, particularly during the winter months, can adversely affect patronage of the Company's bowling centers and, therefore, revenues in the retail bowling center business. Additionally, in the event that climate change occurs, which could result in environmental changes including, but not limited to, severe weather, rising sea levels or reduced access to water, the Company's business could be disrupted and negatively affected.

Instability in locations where the Company maintains a significant presence could adversely impact the Company's business operations.

The Company has established a global presence, with manufacturing, sales, distribution and retail locations around the world.  Changing conditions in those locations, including, but not limited to, political instability, civil unrest and an increase in criminal activity, could have a negative impact on the Company's local manufacturing and other business operations.  Decreased stability in those regions where the Company conducts business poses a risk of business interruption and delays in shipments of materials, components and finished goods, as well as a risk of decreased local retail demand for the Company's products in those regions.

Catastrophic events, including natural and environmental disasters, could have a negative effect on the Company's operations and financial results.

The occurrence of natural and environmental disasters, including hurricanes, floods, earthquakes and environmental spills, could decrease consumer demand for and sales of the Company's products.  If such an occurrence takes place in one of Brunswick's major sales markets, the Company could experience a decrease in sales.  Additionally, if such an event occurs near the Company's business, manufacturing facilities or key suppliers' facilities, the affected locations could experience an interruption in business operations and/or their operating systems.

The Company's operations are dependent upon the services of key individuals, the loss of whom may have an adverse effect.

The Company's operations depend, in part, on the efforts of the Company's executive officers and other key employees.  In addition, the Company's future success will depend on, among other factors, its ability to attract and retain other qualified personnel. The loss of the services of any of the Company's key employees or the failure to attract or retain employees could have an adverse effect on the Company.  The Company's restructuring activities, which have resulted in substantial employee terminations, may make it more difficult for the Company to attract or retain employees and it may be adversely affected for some time by the loss of trained employees with knowledge of the Company's business and industries.  If the Company is unable to attract and retain qualified individuals, or the Company's costs to do so increase significantly, the Company's operations could be adversely affected.

The Company's business operations could be negatively impacted by the failure of its information technology systems.

The Company's global business operations are managed through a variety of information technology (IT) systems. These systems govern all aspects of the company's operations around the world. The Company is dependent on these systems for all commercial transactions, customer interactions, and image projection. Some of the systems are based on legacy technology and operate with a minimal level of available support. If one of these legacy systems or another of the Company's key IT systems were to suffer a failure, or if the Company's IT systems were unable to communicate effectively, this could result in missed or delayed sales, or lost opportunities for cost reduction or efficient cash management. The Company exchanges information with hundreds of trading partners across all aspects of it's commercial operations. Any breach in security or disruption of the communications could result in erroneous transactions or loss of reputation and confidence. The company has numerous portals to engage in e-commerce and e-marketing; therefore, the company must remain diligent in protecting itself from malicious cyber attacks. A successful cyber attack could result in a disruption of services, fraudulent transactions, or disclosure of confidential information. This could negatively affect the Company's relationships with its trading partners and damage its image and reputation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Brunswick's headquarters are located in Lake Forest, Illinois. Brunswick has numerous manufacturing plants, distribution warehouses, bowling entertainment centers, sales offices and product test sites around the world. Research and development facilities are primarily located at manufacturing sites.

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

The principal facilities used in Brunswick's operations are in the following locations:

Marine Engine Segment:  Fresno, California; Old Lyme, Connecticut; Miramar, Panama City, Pompano Beach and St. Cloud, Florida; Atlanta, Georgia; Lowell, Michigan; Brookfield and Fond du Lac, Wisconsin; Melbourne, Australia; Petit Rechain, Belgium; Toronto, Ontario, Canada; Suzhou, China; Kuala Lumpur, Malaysia; Juarez, Mexico; and Singapore. The Fresno, California; Old Lyme, Connecticut; Miramar and Pompano Beach, Florida; Lowell, Michigan; Toronto, Ontario, Canada; and Singapore facilities are leased. The remaining facilities are owned by Brunswick.

Boat Segment:  Edgewater, Merritt Island (Sykes Creek) and Palm Coast, Florida; Fort Wayne, Indiana; New York Mills, Minnesota; Lebanon, Missouri; Vonore and Knoxville, Tennessee; Petit Rechain, Belgium; Joinville, Santa Catarina, Brazil; Princeville, Quebec, Canada; Reynosa, Mexico; Auckland, New Zealand; and Vila Nova de Cerveira, Portugal. The Santa Catarina, Brazil facility and the Brunswick Commercial and Government Products facility in Edgewater, Florida are both leased. The remaining facilities are owned by Brunswick.

Fitness Segment:  Franklin Park and Schiller Park, Illinois; Falmouth, Kentucky; Ramsey, Minnesota; and Kiskoros, Hungary. The Schiller Park office and a portion of the Franklin Park facility are leased. The remaining facilities are owned by Brunswick.

Bowling & Billiards Segment:  Lake Forest, Illinois; Muskegon, Michigan; Bristol, Wisconsin; Szekesfehervar, Hungary; Reynosa, Mexico; and 95 bowling recreation centers in the United States, Canada and Europe. The Reynosa manufacturing facility and 32 percent of BB&B's bowling centers are leased. The remaining facilities are owned by Brunswick.

Item 3. Legal Proceedings

Refer to Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for information about the Company's legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Brunswick's Executive Officers are listed in the following table:

Officer	Present Position	Age

Dustan E. McCoy	Chairman and Chief Executive Officer	63
Peter B. Hamilton	Senior Vice President and Chief Financial Officer	66
Christopher E. Clawson	Vice President and President - Life Fitness	49
Kristin M. Coleman	Vice President, General Counsel and Secretary	44
Andrew E. Graves	Vice President and President - Brunswick Boat Group	53
Kevin S. Grodzki	Vice President and President - Global Sales and Marketing -	57
	Mercury Marine
B. Russell Lockridge	Vice President and Chief Human Resources Officer	63
Alan L. Lowe	Vice President and Controller	61
Mark D. Schwabero	Vice President and President - Mercury Marine	60

There are no familial relationships among these officers. The term of office of all Executive Officers expires May 1, 2013. The Executive Officers are elected by the Board of Directors each year.

On December 4, 2012, the Company announced that Peter B. Hamilton will be retiring from his position as Senior Vice President and Chief Financial Officer of Brunswick effective March 1, 2013. On December 4, 2012, Brunswick also announced that it has appointed William L. Metzger to the position of Senior Vice President and Chief Financial Officer effective March 1, 2013.

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

Christopher E. Clawson was named Vice President and President - Life Fitness in August of 2010. Prior to this appointment, Mr. Clawson served as Chief Executive Officer and President of Johnson Health Tech - North America, a fitness equipment designer and manufacturer.  Previously, Mr. Clawson had been with Life Fitness from 1994 to 2004, where he held a number of positions of increasing responsibility in product development and marketing, eventually serving as Vice President Sales and Marketing - Consumer.

Kristin M. Coleman was named Vice President, General Counsel and Secretary of Brunswick in May 2009. Prior to her appointment, she was Vice President and Associate General Counsel for Mead Johnson Nutrition Company, a producer of infant and children's nutritional products. She had previously been with Brunswick Corporation from 2003 to 2008, serving in a number of positions of increasing responsibility.

Andrew E. Graves was named Vice President and President - Brunswick Boat Group in October 2009.  Previously, he was Vice President and President - US Marine and Outboard Boats from 2008 to 2009 and President - Brunswick Boat Group Freshwater Group from 2005 to 2008.  From 2003 to 2005, Mr. Graves was President of Dresser Flow Solutions, a global energy infrastructure company.

Kevin S. Grodzki was named Vice President and President - Global Sales and Marketing - Mercury Marine in September 2012. Previously, Mr. Grodzki, who has been with Mercury since 2005, served as President - Sales, Marketing and Commercial Operations since November 2008. Prior to that assignment, he was President of Brunswick's Life Fitness Division.

B. Russell Lockridge has been Vice President and Chief Human Resources Officer of Brunswick since 1999.

Alan L. Lowe has been Vice President and Controller of Brunswick since September 2003.

Mark D. Schwabero was named Vice President and President - Mercury Marine in December 2008. Previously, he was
President - Mercury Outboards from 2004 to 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Brunswick's common stock is traded on the New York and Chicago Stock Exchanges. Quarterly information with respect to the high and low prices for the common stock and the dividends declared on the common stock is set forth in Note 20 – Quarterly Data (unaudited) in the Notes to Consolidated Financial Statements. As of February 19, 2013, there were 10,751 shareholders of record of the Company's common stock.

In October 2012 and October 2011, Brunswick announced its annual dividend on its common stock of $0.05 per share, payable in December 2012 and December 2011, respectively. Brunswick expects to continue to pay annual dividends at the discretion of the Board of Directors, subject to continued capital availability and a determination that cash dividends continue to be in the best interest of the Company's shareholders.

Brunswick's dividend and share repurchase policies may be affected by, among other things, the Company's views on future liquidity, potential future capital requirements and restrictions contained in certain credit agreements.

Performance Graph

Comparison of Five-Year Cumulative Total Return among Brunswick, S&P 500 Index and S&P 500 Global Industry Classification Standard (GICS) Consumer Discretionary Index

200
150
100
50
0
2007
2008
2009
2010
2011
2012
Brunswick
S&P 500 Index
S&P 500 GICS Consumer Discretionary Index

	2007	2008	2009	2010	2011	2012
Brunswick	100.00	24.81	75.34	111.43	107.68	173.82
S&P 500 Index	100.00	61.51	75.94	85.65	85.65	97.13
S&P 500 GICS Consumer Discretionary Index	100.00	65.28	89.27	113.84	118.77	144.35

The basis of comparison is a $100 investment at December 31, 2007 in each of: (i) Brunswick, (ii) the S&P 500 Index, and (iii) the S&P 500 GICS Consumer Discretionary Index. All dividends are assumed to be reinvested. The S&P 500 GICS Consumer Discretionary Index encompasses industries including automotive, household durable goods, textiles and apparel, and leisure equipment. Brunswick believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Brunswick's.

Item 6. Selected Financial Data

The selected historical financial data presented below as of and for the years ended December 31, 2012, 2011 and 2010 has been derived from, and should be read in conjunction with, the historical consolidated financial statements of the Company, including the notes thereto, and Item 7 of this report, including the Matters Affecting Comparability section. The selected historical financial data presented below as of and for the years ended December 31, 2009 and 2008 has been derived from the consolidated financial statements of the Company for the years that are not included herein.

(in millions, except per share data)	2012	2011	2010	2009	2008
Results of operations data
Net sales	$3,717.6	$3,670.0	$3,338.0	$2,729.5	$4,546.4
Operating earnings (loss) (A)	264.1	213.7	62.9	(503.6)	(460.0)
Earnings (loss) before interest, loss on early extinguishment of debt and income taxes (A)	262.5	208.4	58.4	(521.7)	(433.1)
Earnings (loss) before income taxes (A)	181.0	110.7	(38.1)	(617.7)	(480.6)
Net earnings (loss) from continuing operations (A)	147.4	90.6	(64.0)	(513.1)	(663.7)

Discontinued operations:
Net loss from discontinued operations, net of tax (B) (C)	(97.4)	(18.7)	(46.6)	(73.1)	(124.4)
Net earnings (loss) (A) (B) (C)	$50.0	$71.9	$(110.6)	$(586.2)	$(788.1)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations (A)	$1.64	$1.02	$(0.72)	$(5.80)	$(7.52)
Discontinued operations:
Net loss from discontinued operations, net of tax (B) (C)	(1.08)	(0.21)	(0.53)	(0.83)	(1.41)
Net earnings (loss) (A) (B) (C)	$0.56	$0.81	$(1.25)	$(6.63)	$(8.93)

Average shares used for computation of basic earnings (loss) per share	89.8	89.3	88.7	88.4	88.3

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations (A)	$1.59	$0.98	$(0.72)	$(5.80)	$(7.52)
Discontinued operations:
Net loss from discontinued operations, net of tax (B) (C)	(1.05)	(0.20)	(0.53)	(0.83)	(1.41)
Net earnings (loss) (A) (B) (C)	$0.54	$0.78	$(1.25)	$(6.63)	$(8.93)

Average shares used for computation of diluted earnings (loss) per share	92.4	92.2	88.7	88.4	88.3

(A)
2012 results include $25.8 million of pretax restructuring, exit and impairment charges. 2011 results include $21.3 million of pretax restructuring, exit and impairment charges. 2010 results include $54.2 million of pretax restructuring, exit and impairment charges. 2009 results include $158.3 million of pretax restructuring, exit and impairment charges. 2008 results include $546.1 million of pretax goodwill impairment charges, trade name impairment charges and restructuring, exit and impairment charges.

(B)
Net loss from discontinued operations in 2012 includes an impairment charge on assets held for sale, net of tax of $53.2 million ($52.7 million pre-tax) as discussed in Note 2 – Discontinued Operations.

(C)
Net loss from discontinued operations includes other restructuring and impairment charges, net of tax of $14.5 million, $1.4 million, $8.1 million, $14.2 million and $121.4 million in 2012, 2011, 2010, 2009 and 2008, respectively.

(in millions, except per share and other data)	2012	2011	2010	2009	2008
Balance sheet data
Total assets of continuing operations	$2,424.2	$2,420.8	$2,610.4	$2,608.7	$3,072.4
Debt
Short-term	$8.2	$2.4	$2.2	$11.5	$3.2
Long-term	563.6	690.4	828.4	839.4	728.5
Total debt	571.8	692.8	830.6	850.9	731.7
Common shareholders' equity	77.7	30.9	70.4	210.3	729.9
Total capitalization	$649.5	$723.7	$901.0	$1,061.2	$1,461.6

Cash flow data
Net cash provided by operating activities of continuing operations	$183.6	$135.2	$195.6	$150.2	$26.6
Depreciation and amortization	90.0	99.4	123.9	150.8	168.9
Capital expenditures	115.2	87.1	53.6	31.8	99.7
Investments	1.7	(0.9)	(7.2)	(6.2)	(20.0)
Cash dividends paid	4.5	4.5	4.4	4.4	4.4

Other data
Dividends declared per share	$0.05	$0.05	$0.05	$0.05	$0.05
Book value per share	0.87	0.35	0.79	2.38	8.27
Return on beginning shareholders' equity	161.8%	102.1%	(52.6)%	(80.3)%	(41.6)%
Effective tax rate from continuing operations	18.6%	18.2%	(68.0)%	16.9%	(38.1)%
Debt-to-capitalization rate	88.0%	95.7%	92.2%	80.2%	50.1%
Number of employees	16,177	15,356	15,290	15,003	19,760
Number of shareholders of record	10,900	11,550	12,134	12,602	12,842
Common stock price (NYSE)
High	$29.09	$26.93	$22.62	$13.11	$19.28
Low	18.49	13.46	10.34	2.18	2.01
Close (last trading day)	29.09	18.06	18.74	12.71	4.21

The Notes to Consolidated Financial Statements should be read in conjunction with the above summary.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis are based on non-GAAP financial measures.  Specifically, the discussion of the Company’s cash flows includes an analysis of free cash flows, net debt and total liquidity, and the discussion of the Company's earnings includes a presentation of operating earnings excluding restructuring, exit and impairment charges and diluted earnings per common share, as adjusted.  GAAP refers to generally accepted accounting principles in the United States.  A “non-GAAP financial measure” is a numerical measure of a registrant’s historical or future financial performance, financial position or cash flows that excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of operations, balance sheets or statements of cash flows of the issuer; or includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.  Non-GAAP financial measures do not include operating and statistical measures.

The Company includes non-GAAP financial measures in Management’s Discussion and Analysis, as Brunswick’s management believes that these measures and the information they provide are useful to investors because they permit investors to view Brunswick’s performance using the same tools that management uses and to better evaluate the Company’s ongoing business performance.

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. These risks include, but are not limited to, those set forth under Item 1A of this Annual Report on Form 10-K.

Overview and Outlook

General

In 2012, the Company successfully navigated through extreme variability in markets and business conditions, which resulted in the third consecutive year of strong improvement in operating earnings. Despite global economic challenges, the Company looked to achieve the following objectives in 2012:

•	Deliver revenue growth;

•	Experience strong increases in operating earnings; and

•	Continue to generate strong free cash flow, retire debt and make significant contributions into the Company's defined benefit pension plans in pursuit of fully funding these plans.

Achievement against the Company's objectives in 2012 were as follows:

Deliver revenue growth:

•	Ended the year with a one percent increase in net sales when compared with 2011 despite the following unfavorable comparisons:

•
Net sales to European markets in 2012 declined by $118.9 million, or 19.9 percent, when compared with 2011, due mainly to weak economic conditions in Europe, the divestiture of the Sealine boat brand, and unfavorable currency translation;

•	Weaker global demand for fiberglass sterndrive boats; and

•	The absence of a large order from one of Fitness' major customer categories.

•
Capitalized on near-term growth opportunities such as the launch of the Marine Engine segment's new 150 horsepower FourStroke outboard engine, strong growth in marine service, parts and accessories businesses and continually introducing new products in the Boat and Fitness segments.

•	Experienced strong demand and increasing sales in aluminum and outboard powered fiberglass boats as well as the rapidly growing pontoon boat category.

Experience strong increases in operating earnings:

•	Reported operating earnings of $264.1 million in 2012 compared with operating earnings of $213.7 million in 2011 and $62.9 million in 2010;

•	Operating earnings increased by $50.4 million in 2012 when compared with 2011 on an increase in net sales of $47.6 million; and

•	Continued reducing costs, achieving targets for operating efficiency improvements and realizing the benefits of past restructuring activities.

Continue to generate strong free cash flow, retire debt and make significant contributions into the Company's defined benefit pension plans in pursuit of fully funding these plans:

•	Ended the year with $428.7 million of cash and marketable securities;

•
Operating cash flows from continuing operations totaled $183.6 million during 2012, benefitting from improved operating results, partially offset by cash used for changes in certain current assets and current liabilities;

•	Contributed $69.0 million to the Company's defined benefit pension plans to bring the aggregate funded status of its pension plans to approximately 65 percent;

•	Selectively increased capital expenditures to support growth initiatives and for profit-maintaining investments; and

•	Retired $124.2 million of debt during 2012, contributing to a $13.7 million decrease in interest expense.

The Company reported an increase in net sales to $3,717.6 million from $3,670.0 million in 2011. The overall increase in sales was mainly due to improved performance in the Company's Marine Engine segment, primarily a result of strong growth in the U.S. outboard engine and boat markets, and the marine service, parts and accessories businesses. Net sales to the Company's European markets in 2012 declined 19.9 percent when compared with 2011, due mainly to weak economic conditions and the divestiture of Sealine in 2011. Net sales in the Marine Engine and Boat segments were also negatively affected by weaker global demand for fiberglass sterndrive boats. The Fitness segment experienced slightly higher sales due to increased sales to North American health club customers, improved sales to Asian markets and stronger U.S. consumer sales whereas the Bowling & Billiards segment saw a decrease in sales primarily resulting from operating fewer retail bowling centers.

Operating earnings during 2012 were $264.1 million, with an operating margin of 7.1 percent. Operating earnings in 2011 were $213.7 million, with an operating margin of 5.8 percent. The 2012 results included $25.8 million of restructuring, exit and impairment charges, while the 2011 results included $21.3 million of restructuring, exit and impairment charges. Improved operating earnings during 2012 mainly resulted from cost reduction activities, operating efficiency improvements and increased sales volumes in certain segments.

Outlook for 2013

The Company expects that 2013 revenues will grow 3 percent to 5 percent when compared with 2012 with all four segments experiencing growth. In the marine segments, the Company expects to benefit from the continuing, albeit uneven, recovery in the overall U.S. powerboat market. Solid growth is expected to continue in the outboard product categories while weak market conditions may continue to challenge the sterndrive engine and fiberglass sterndrive boat products. Positive health and fitness trends have positioned the Company's Fitness segment to continue to deliver excellent results as the segment will benefit from the full year effect of 2012 product introductions. Additionally, the Company's Bowling & Billiards segment will benefit from increasing investments to modernize existing bowling centers while exploring new concepts and formats to drive sales in an evolving bowling retail market.

The Company expects to have higher earnings per share in 2013 resulting from increased revenues while maintaining the strong gross margins achieved in 2012. Operating expenses, including research and development expenditures, are projected to be higher in 2013 when compared with 2012 as the Company increases spending on growth initiatives. The Company expects net earnings in 2013 to benefit from previously announced marine plant consolidation activities, and lower restructuring, exit and impairment charges, net interest and pension expenses.

The Company is also planning for its effective tax rate in 2013 to be in the range of 16 percent to 18 percent after adjusting for the impact of one-time pretax charges such as debt extinguishment losses and restructuring charges, as well as non-recurring special tax items. The Company has substantially reserved its deferred tax assets due to being in a cumulative three-year loss position in the United Sates and other jurisdictions. It is possible the Company may be out of a cumulative three-year loss position in 2013 and will be evaluating the need to continue to maintain these valuation reserves against the deferred tax assets. It is possible that a significant portion of the Company's December 31, 2012 valuation allowance balances could be reversed by the end of 2013, which would be considered a special tax item excluded from the Company's projected effective tax rate range for 2013 noted above.

The discussion above contains the Company's outlook for its business in 2013. This outlook, and the statements contained therein, is based on current expectations, estimates, plans and projections about the Company's business which are not guarantees of future performance and involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing. This outlook and the related forward-looking view of the Company's business speaks only as of the date of this filing and the Company does not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this filing.

Discontinued Operations

In connection with continued weakness in the luxury sportfishing convertible and motoryacht boat market segments, the Company recorded $14.5 million of restructuring charges during 2012 associated with its Hatteras and Cabo boat brands primarily related to the determination that the carrying value of their long-lived assets was not expected to be recovered through future cash flows. On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. Based on the performance of the Hatteras and Cabo boat businesses, the Company has concluded that proceeds from the sale will be less than its book value. These circumstances resulted in a non-cash asset impairment charge of $52.7 million, $53.2 million after-tax, in the fourth quarter of 2012.

In this Annual Report on Form 10-K, the Company has begun reporting the results of the Hatteras and Cabo businesses, which were previously reported in the Boat segment, as discontinued operations for all periods presented. The Company's results, as discussed in Management's Discussion and Analysis, reflect continuing operations only, unless otherwise noted.

Restructuring Activities

The restructuring, exit and impairment charges recorded in the Consolidated Statements of Operations during 2012, 2011 and 2010 by reportable segment, are summarized below:

(in millions)	2012	2011	2010
Marine Engine	$4.2	$11.0	$12.5
Boat	21.3	8.3	39.0
Fitness	0.1	0.1	0.2
Bowling & Billiards	0.4	1.9	1.8
Corporate	(0.2)	—	0.7
Total	$25.8	$21.3	$54.2

See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details. The Company anticipates it will incur between $5 million and $6 million of additional restructuring charges in 2013 primarily related to known restructuring activities initiated in 2012, 2010 and 2009.

Matters Affecting Comparability

The following events have occurred during 2012, 2011 and 2010, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges.  During 2012, the Company recorded charges of $25.8 million related to these restructuring activities as compared with charges of $21.3 million 2011 and $54.2 million in 2010. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Gain on sale of distribution facility. In the first quarter of 2011, the Company recognized a $6.8 million gain on the sale of a distribution facility in Australia in Selling, general and administrative expense on the Consolidated Statements of Operations.

Interest expense and loss on early extinguishment of debt. The Company reported interest expense of $68.1 million, $81.8 million and $94.4 million during 2012, 2011 and 2010, respectively. Interest expense decreases from 2010 through 2012 were primarily the result of lower average outstanding debt levels year over year.

Additionally, the Company repurchased $124.2 million of debt during 2012, compared with $142.8 million and $36.2 million during 2011 and 2010, respectively. In connection with these retirements, the Company recorded losses on early extinguishment of debt of $16.3 million, $19.8 million and $5.7 million during 2012, 2011 and 2010, respectively. See Note 15 – Debt in the Notes to Consolidated Financial Statements for further details.

Tax items. The Company recognized an income tax provision of $33.6 million during 2012, which generally relates to foreign and state jurisdictions where the Company is in a tax paying position. In addition, the tax provision during 2012 included a net charge of $3.4 million, which included the reassessment of tax reserves and an unfavorable impact related to stock-based compensation, partially offset by the net benefit of the release of valuation allowances primarily for foreign entities that were no longer in a cumulative three-year loss position. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, was 18.6 percent.

The Company recognized an income tax provision of $20.1 million during 2011, which generally related to foreign and state jurisdictions where the Company was in a tax paying position. In addition, the tax provision during 2011 included a net benefit of $6.2 million, primarily related to the reassessment of tax reserves.

The Company recognized an income tax provision of $25.9 million during 2010, which generally related to foreign and state jurisdictions where the Company was in a tax paying position. In addition, the tax provision during 2010 included a net charge of $1.8 million, primarily related to the reassessment of unrecognized tax benefits.

See Note 11 – Income Taxes in Notes to Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010:

				2012 vs. 2011 Increase/(Decrease)		2011 vs. 2010 Increase/(Decrease)
(in millions, except per share data)	2012	2011	2010	$	%	$	%
Net sales	$3,717.6	$3,670.0	$3,338.0	$47.6	1.3%	$332.0	9.9%
Gross margin (A)	944.0	877.4	737.2	66.6	7.6%	140.2	19.0%
Restructuring, exit and impairment charges	25.8	21.3	54.2	4.5	21.1%	(32.9)	(60.7)%
Operating earnings	264.1	213.7	62.9	50.4	23.6%	150.8	NM
Net earnings (loss) from continuing operations	147.4	90.6	(64.0)	56.8	62.7%	154.6	NM

Diluted earnings (loss) per common share from continuing operations	$1.59	$0.98	$(0.72)	$0.61	62.2%	$1.70	NM

Expressed as a percentage of Net sales:
Gross margin	25.4%	23.9%	22.1%		150 bpts		180 bpts
Selling, general and administrative expense	14.8%	14.9%	15.9%		(10) bpts		(100) bpts
Research and development expense	2.8%	2.6%	2.7%		20 bpts		(10) bpts
Operating margin	7.1%	5.8%	1.9%		130 bpts		390 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

2012 vs. 2011

Net sales increased slightly in 2012 due to revenue growth in the Marine Engine segment, partially offset by the lower sales in the Boat and Bowling & Billiards segments. Net sales remained flat in the Fitness segment. The Marine Engine segment increased sales in the non-European outboard engine and marine service, parts and accessories businesses. Net sales to the Company's European markets in 2012 declined by $118.9 million, or 19.9 percent, when compared with 2011, due mainly to weak economic conditions in Europe. This decline in European sales affected all of the Company's segments, with $37.2 million of the decline being associated with the absence of sales from the Company's former Sealine boat brand, which was divested in August 2011. Net sales were also negatively affected by weaker global demand for fiberglass sterndrive boats, partially offset by strong demand for aluminum fishing and pontoon boats and outboard powered fiberglass boats. Additionally, lower international sales included the impact of unfavorable changes in foreign currency exchange rates. The Fitness segment's higher sales to North American health club customers, increased sales to Asian markets and stronger U.S. consumer sales were partially offset by declines in net sales to U.S. hospitality customers and the absence of a large order from one of Fitness' major customer categories in the first half of 2011. The strong revenue growth for bowling products and an increase in U.S. equivalent retail bowling center sales were more than offset by the sales declines resulting from operating fewer retail bowling centers and a decrease in bowling product sales to European customers.

The increase in gross margin percentage in 2012 compared with 2011 was mainly due to improved operating efficiencies and successful cost-reduction activities across all of the Company's segments as well as lower depreciation and pension expense.

Selling, general and administration expense decreased slightly as a percentage of net sales in 2012 when compared with 2011 as a result of the realization of successful cost-reduction efforts and lower variable compensation and pension expense. These items were offset by the absence of a $6.8 million gain recognized on the sale of a distribution facility in Australia and a favorable recovery against an insurance policy recorded in the first quarter of 2011 as well as increased spending on company-wide investments in growth initiatives.

Research and development expense increased as a percentage of net sales during 2012 when compared with 2011 as a result of increased spending for company-wide investments in growth initiatives.

The Company incurred higher restructuring, exit and impairment charges in 2012 than in 2011. Restructuring charges during 2012 included charges related to: the Company's decision to close its Knoxville, Tennessee production facility; the consolidation of fiberglass cruiser manufacturing and exit of Bayliner cruisers in the U.S. and European markets; the impairment of long-lived assets for certain European and Asia-Pacific boat brands; and the consolidation of the Company's marine engine production in Fond du Lac, Wisconsin. The restructuring, exit and impairment charges recorded in 2011 included a loss on the divestiture of the Company's Sealine boat brand and charges for the consolidation of the Company's marine engine production in Fond du Lac, Wisconsin, partially offset by gains on the sale of certain idle properties in its Marine Engine and Boat segments. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The improvement in operating earnings was mainly due to the factors discussed above.

The Company recognized equity losses of $3.8 million and $4.7 million in 2012 and 2011, respectively, primarily related to the Company's marine joint ventures. The loss in 2011 includes a $3.8 million charge associated with the dissolution of the Company's Cummins MerCruiser Diesel Marine LLC joint venture between Brunswick's Mercury Marine division and Cummins Marine, a division of Cummins Inc., which was finalized in the second quarter of 2012.

Interest expense decreased $13.7 million in 2012 compared with 2011, primarily as a result of the Company’s debt retirement activities, which lowered average outstanding debt levels in 2012 when compared with 2011.

The Company repurchased $124.2 million of debt during 2012 and recorded a loss on early extinguishment of debt of $16.3 million. During 2011, the Company recorded a loss on early extinguishment of debt of $19.8 million in connection with the retirement of $142.8 million of notes.

The Company recognized an income tax provision for 2012 of $33.6 million, which included a net tax charge of $3.4 million associated with the reassessment of tax reserves and an unfavorable impact related to stock-based compensation, partially offset by the net benefit of the release of valuation allowances for entities that were no longer in a cumulative three-year loss position. The Company recognized an income tax provision of $20.1 million for 2011, which included a net tax benefit of $6.2 million primarily related to the reassessment of unrecognized tax benefits.  Due to the Company's three years of cumulative book losses in certain jurisdictions and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. The tax provision recognized in 2012 and 2011 generally relates to foreign and state jurisdictions where the Company is in a tax paying position. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for 2012 and 2011 was 18.6 percent and 18.2 percent, respectively.

Diluted earnings (loss) from continuing operations per common share, as adjusted – defined as Diluted earnings (loss) from continuing operations per common share, excluding the earnings or loss per share impact for Restructuring, exit and impairment charges from continuing operations, Loss on early extinguishment of debt and special tax items – increased by $0.73 per share, or 54 percent, to $2.09 per share for 2012 when compared with $1.36 per share in 2011. For 2012, Restructuring, exit and impairment charges from continuing operations were $0.28 per share, Loss on early extinguishment of debt was $0.18 per share and special tax items were a net provision of $0.04 per share. In 2011, Restructuring, exit and impairment charges from continuing operations were $0.24 per share, Loss on early extinguishment of debt was $0.21 per share and special tax item benefits totaled $0.07 per share.

Sales from discontinued operations decreased to $56.2 million in 2012 from $78.0 million in 2011, primarily due to continued weakness in the luxury sportfishing convertible and motoryacht boat market segments. Pre-tax operating loss from discontinued operations was $96.7 million in 2012, compared with $21.4 million in 2011. The increase in operating loss was largely attributable to the $52.7 million impairment charge on assets held for sale and increased restructuring and long-lived asset impairment charges in 2012 along with a decrease in net sales. The income tax provision was $0.7 million in 2012 as compared to a $2.7 million income tax benefit in 2011.

2011 vs. 2010

The increase in net sales mainly resulted from higher marine wholesale shipments in the Company's Marine Engine and Boat segments. This increase in net sales was due to market share gains as overall retail demand for the marine industry was relatively flat. The Company's Fitness segment also experienced higher sales volumes as global commercial customers increased purchases of new equipment, including a large order in one of its major customer categories. Net sales in the Bowling & Billiards segment remained relatively flat as higher sales in its bowling products and bowling retail businesses were mostly offset by declines in its billiards business. International sales for the Company increased 9 percent when compared with 2010, which included the impact of favorable changes in foreign currency exchange rates. Increases in international sales were realized by the Marine Engine, Fitness and Boat segments.

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

Selling, general and administrative expense increased by $16.7 million to $546.5 million in 2011; however, the expense decreased as a percentage of sales to 14.9 percent from 15.9 percent. The improvement in Selling, general and administrative expense as a percentage of sales resulted mainly from successful cost-reduction efforts along with reduced pension and bad debt expense. Additionally, the Company recognized a gain on the sale of a distribution facility in Australia and favorable settlements of insurance policies in 2011, which were almost fully offset by higher variable compensation expense in 2011 and a favorable insurance policy settlement recognized in 2010.

During 2011, the Company incurred lower restructuring, exit and impairment charges than in 2010. Restructuring charges in 2011 included a loss on the divestiture of the Company's Sealine boat brand, as well as charges recorded for the consolidation of the Company's marine engine production from its Stillwater, Oklahoma plant to its Fond du Lac, Wisconsin plant, partially offset by gains on the sale of certain idle properties in its Marine Engine and Boat segments. Restructuring activities in 2010 included impairments and additional charges associated with the Company's decisions to sell its Triton fiberglass boat brand produced in Ashland City, Tennessee and to evaluate strategic alternatives for its Trophy boat brand. Charges in 2010 were also recorded for the continued consolidation of the Company's marine engine production discussed above. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The improvement in operating earnings was mainly due to the factors discussed above.

Equity loss increased $1.7 million to a loss of $4.7 million in 2011, from a loss of $3.0 million in 2010. The increase in equity loss primarily resulted from a $3.8 million charge associated with the announced plans to dissolve its Cummins MerCruiser Diesel Marine LLC joint venture between Brunswick's Mercury Marine division and Cummins Marine, a division of Cummins Inc., by the end of the second quarter of 2012. Partially offsetting this charge were improved financial results of the Company's existing joint ventures.

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

The Company recognized an income tax provision of $20.1 million during 2011, which included a net benefit of $6.2 million, primarily related to the reassessment of unrecognized tax benefits. The Company recognized an income tax provision of $25.9 million during 2010, which generally related to foreign and state jurisdictions where the Company is in a tax paying position. In addition, the tax provision during 2010 included a net charge of $1.8 million, primarily related to the reassessment of unrecognized tax benefits.

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

Sales from discontinued operations increased to $78.0 million in 2011 from $65.4 million in 2010, mainly due to sales of larger boats and fewer sales discounts on 2011 orders. Pre-tax operating loss from discontinued operations decreased to $21.4 million in 2011, compared with $46.6 million in 2010. The decrease in operating loss was largely attributable to the increase in sales and gross margins, as well as lower restructuring, exit and impairment charges. The income tax benefit was $2.7 million in 2011 as compared with a negligible tax provision in 2010.

Segments

The Company operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards. Refer to Note 5 – Segment Information in the Notes to Consolidated Financial Statements for details on the operations of these segments.

During the first quarter of 2012, the Company realigned its global marine operations, which resulted in changes to the components of the Marine Engine and Boat reportable segments. Several Brunswick boat brands based in Europe and Asia, which include Quicksilver, Rayglass and Uttern boats, each of which were previously included in the Marine Engine segment, are now managed and included as part of the Boat segment. Additionally, the Company started evaluating segment results exclusive of certain costs associated with its defined benefit pension plans. As a result of freezing benefit accruals in its defined benefit pension plans, the Company elected to allocate only service-related costs to the operating segment results and report all other components of pension expense on a separate line included in the segment information. As a result, Interest cost, Expected return on plan assets and Amortization of net actuarial losses previously reported in the Marine Engine and Bowling & Billiards segments, as well as Corporate/Other, are now being reported in Pension - non-service costs. Pension costs associated with Service cost and Amortization of prior service cost, while not significant, remain in the reporting segments as presented in the tables below. Segment results have been revised for all periods presented to reflect the change in Brunswick's reported segments. See Note 5 – Segment Information in the Notes to Consolidated Financial Statements for further details.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the years ended December 31, 2012, 2011 and 2010:

				2012 vs. 2011 Increase/(Decrease)		2011 vs. 2010 Increase/(Decrease)
(in millions)	2012	2011	2010	$	%	$	%
Net sales	$1,988.5	$1,905.3	$1,741.6	$83.2	4.4%	$163.7	9.4%
Restructuring, exit and impairment charges	4.2	11.0	12.5	(6.8)	(61.8)%	(1.5)	(12.0)%
Operating earnings	243.8	217.5	182.8	26.3	12.1%	34.7	19.0%
Operating margin	12.3%	11.4%	10.5%		90 bpts		90 bpts
Capital expenditures	$56.6	$44.3	$29.5	$12.3	27.8%	$14.8	50.2%
__________

bpts = basis points

2012 vs. 2011

Net sales recorded by the Marine Engine segment increased by 4.4 percent to $1,988.5 million in 2012 compared with 2011. The increase was mainly related to strong growth in the non-European outboard engine and marine service, parts and accessories businesses, partially offset by sales declines in sterndrive engines reflecting weak global demand and lower sales to European markets due to difficult economic conditions. The segment's U.S. outboard engine business benefited from a growing aluminum and fiberglass outboard boat marketplace, the segment's new 150 horsepower FourStroke outboard engine and increasingly strong demand for the 75 to 115 horsepower four stroke outboard product range, resulting in production growth and increased sales. Sales also increased due to strong growth in non-European marine service, parts and accessories businesses as a result of stable boating participation, new product launches and market share gains. International sales, representing 37 percent of the segment's sales during 2012, experienced a 4 percent decrease when compared with 2011 due to the impacts of economic conditions on European demand and an unfavorable impact from changes in foreign currency exchange rates.

The restructuring, exit and impairment charges recognized in 2012 and 2011 included costs associated with the Company’s consolidation of engine production facilities that was completed in 2012 as discussed in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements.

Marine Engine segment operating earnings improved in 2012 as a result of the items positively affecting net sales discussed above, successful cost reduction activities, increased outboard and sterndrive engine production, lower variable compensation and warranty expense and lower restructuring charges. Partially offsetting these factors were: investments in growth initiatives; operating inefficiencies resulting from sterndrive engine production ramp-up issues experienced in the first quarter of 2012; less favorable bad debt experience when compared with 2011; the absence of a gain recognized on the sale of a distribution facility in Australia in 2011; and the absence of favorable recoveries against insurance policies recognized in 2011.

Capital expenditures in 2012 and 2011 were related to tooling, plant consolidation activities, growth initiatives and profit-maintaining investments.

2011 vs. 2010

Net sales recorded by the Marine Engine segment increased by 9.4 percent to $1,905.3 million in 2011 when compared with 2010. The increase was mainly due to greater wholesale shipments across all of the segment's operations and reflected market share gains in each of the segment's businesses, as well as favorable foreign currency translation. The greatest rate of growth was experienced in outboard engines. The marine service, parts and accessories business, which represented 42 percent of the segment's sales in 2011, increased by 8 percent. International sales, representing 40 percent of the segment's sales during 2011, experienced a 5 percent increase when compared with 2010.

Restructuring, exit and impairment charges recognized during 2011 and 2010 were primarily related to restructuring activities associated with the Company's consolidation of its engine production as discussed in Note 3 - Restructuring Activities in the Notes to Consolidated Financial Statements.

Marine Engine segment operating earnings of $217.5 million increased by $34.7 million compared with 2010 performance as a result of higher sales volumes, lower warranty and depreciation expense, fixed-cost savings from successful cost reduction efforts and improved fixed-cost absorption on higher production. In addition, Marine Engine segment operating earnings increased due to a gain recognized on the sale of a distribution facility in Australia and favorable settlements of insurance policies in 2011. These gains were partially offset by higher material costs, higher variable compensation expense and a favorable insurance policy settlement recognized in 2010.

Capital expenditures in 2011 and 2010 were generally related to tooling for new product introductions, plant consolidation activities and profit-maintaining investments.

Boat Segment

The following table sets forth Boat segment results for the years ended December 31, 2012, 2011 and 2010:

				2012 vs. 2011 Increase/(Decrease)		2011 vs. 2010 Increase/(Decrease)
(in millions)	2012	2011	2010	$	%	$	%
Net sales	$1,002.6	$1,007.6	$916.5	$(5.0)	(0.5)%	$91.1	9.9%
Restructuring, exit and impairment charges	21.3	8.3	39.0	13.0	NM	(30.7)	(78.7)%
Operating loss	(28.5)	(27.3)	(109.8)	(1.2)	4.4%	82.5	(75.1)%
Operating margin	(2.8)%	(2.7)%	(12.0)%		(10) bpts		930 bpts
Capital expenditures	$33.4	$25.6	$14.9	$7.8	30.5%	$10.7	71.8%
__________

NM = not meaningful
bpts = basis points

2012 vs. 2011

Boat segment net sales decreased slightly when comparing 2012 with 2011 despite experiencing an increase in wholesale unit shipments. Increases in wholesale unit shipments reflected strong growth in retail demand for aluminum fishing and pontoon boats and U.S. outboard powered fiberglass boat products, which was mostly offset by continued weakness in global large fiberglass sterndrive boat products and European outboard powered fiberglass boat products and the associated reductions in pipeline inventories. The unfavorable revenue effect of this shift in boat mix, along with the impact of weak European markets and the absence of $37.2 million of 2011 net sales associated with the Company's former Sealine boat brand, which was divested in August 2011, were the main factors contributing to the decline in net sales. Refer to Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further discussion of the Sealine divestiture. International sales, which represented 37 percent of the segment’s sales during 2012, experienced a 10 percent decrease in 2012 when compared with 2011 due mainly to the divestiture of Sealine and the economic conditions in Europe, partially offset by increased sales associated with the segment's growth initiative in Brazil to sell Sea Ray and Bayliner fiberglass boat products.

The restructuring, exit and impairment charges recognized during 2012 were associated with the Company's decisions to exit Bayliner cruisers in the U.S. and European markets, consolidate cruiser manufacturing and close its Knoxville, Tennessee production facility. Impairment charges were also recorded for certain European and Asia-Pacific boat brands. The restructuring, exit and impairment charges recognized during 2011 were primarily related to the divestiture of the Company's Sealine boat brand offset by gains recognized on the sales of certain idle properties. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

The Boat segment operating loss increased in 2012 mainly due to the higher restructuring, exit and impairment charges, reduced net sales and increased spending on investments in new products and growth initiatives. Partially offsetting these factors were lower costs resulting from successful cost reduction efforts, improved operating efficiencies from higher outboard boat production and lower variable compensation expense.

Capital expenditures in 2012 and 2011 were related to tooling costs for the production of new models, growth initiatives and profit-maintaining investments.

2011 vs. 2010

The increase in Boat segment net sales was mainly due to market share gains and higher wholesale unit sales volumes of boats in response to increased retail demand for the Company's products, partially offset by the impact of a greater mix of smaller boat sales and the divestiture of the Company's Sealine boat brand in August 2011. International sales, which represented 41 percent of the segment's sales during 2011, experienced a 12 percent increase in 2011 when compared with 2010.

The restructuring, exit and impairment charges recognized during 2011 decreased when compared with 2010 mainly due to gains recognized on the sales of definite-lived assets and lower definite-lived asset impairment charges in 2011. During 2011, the Boat segment also recognized charges associated with the divestiture of the Company's Sealine boat brand. During 2010, the Boat segment recognized restructuring, exit and impairment charges associated with the Company's decision to sell its Triton fiberglass boat brand. Charges recognized in 2011 and 2010 also related to additional costs associated with consolidation of the Company's manufacturing footprint, costs for termination benefits and other restructuring activities initiated between 2008 and 2011. Refer to Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further discussion.

The Boat segment's operating loss decreased from 2010 mainly as a result of lower restructuring, exit and impairment charges, reduced retail incentive programs, higher sales volumes, lower depreciation, higher fixed-cost absorption and successful cost reduction initiatives, partially offset by the unfavorable effect of a change in sales mix towards smaller boats from larger, higher margin boats, and higher variable compensation costs.

Capital expenditures in 2011 and 2010 were largely related to tooling costs for the production of new models and profit-maintaining investments.

Fitness Segment

The following table sets forth Fitness segment results for the years ended December 31, 2012, 2011 and 2010:

				2012 vs. 2011 Increase/(Decrease)		2011 vs. 2010 Increase/(Decrease)
(in millions)	2012	2011	2010	$	%	$	%
Net sales	$635.9	$635.2	$541.9	$0.7	0.1%	$93.3	17.2%
Restructuring, exit and impairment charges	0.1	0.1	0.2	—	—%	(0.1)	(50.0)%
Operating earnings	103.1	93.4	59.6	9.7	10.4%	33.8	56.7%
Operating margin	16.2%	14.7%	11.0%		150 bpts		370 bpts
Capital expenditures	$7.5	$6.9	$3.7	$0.6	8.7%	$3.2	86.5%
__________

bpts = basis points

2012 vs. 2011

Net sales for the Fitness segment remained flat in 2012 when compared to 2011, reflecting gains in commercial sales to North American health club customers, increased sales to Asian markets and stronger U.S. consumer sales, which were partially offset by a large order from one of its major customer categories recorded in the first half of 2011. Net sales also declined to U.S. hospitality customers and due to the impact of unfavorable changes in foreign currency exchange rates, most notably in European markets. International sales declined and comprised 48 percent of the segment’s sales during 2012.

Fitness segment operating earnings increased $9.7 million in 2012 as a result of improved operating efficiencies and lower warranty and variable compensation expenses, partially offset by higher material costs.

Capital expenditures in 2012 and 2011 were related to growth initiatives and profit-maintaining investments.

2011 vs. 2010

Fitness segment net sales increased in 2011 when compared to 2010 mainly due to increased sales to global commercial customers, including a large order in one of the segment's major customer categories, a more favorable product mix and favorable foreign currency translation. International sales, representing 50 percent of the Fitness segment's sales during 2011, experienced a 14 percent increase when compared with 2010.

The Fitness segment's operating earnings were positively affected in 2011 by higher sales, favorable product mix, higher fixed-cost absorption and lower warranty expense, partially offset by higher variable compensation and material costs.

Capital expenditures in 2011 and 2010 were mainly limited to profit-maintaining investments and new product introductions.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the years ended December 31, 2012, 2011 and 2010:

				2012 vs. 2011 Increase/(Decrease)		2011 vs. 2010 Increase/(Decrease)
(in millions)	2012	2011	2010	$	%	$	%
Net sales	$322.3	$325.2	$323.3	$(2.9)	(0.9)%	$1.9	0.6%
Restructuring, exit and impairment charges	0.4	1.9	1.8	(1.5)	(78.9)%	0.1	5.6%
Operating earnings	28.5	23.6	17.3	4.9	20.8%	6.3	36.4%
Operating margin	8.8%	7.3%	5.4%		150 bpts		190 bpts
Capital expenditures	$17.4	$9.9	$4.9	$7.5	75.8%	$5.0	102.0%
__________

bpts = basis points

2012 vs. 2011

Bowling & Billiards segment net sales decreased slightly in 2012 when compared with 2011 as a result of operating fewer U.S. retail bowling centers and lower bowling product sales to European customers, partially offset by strong revenue growth for U.S. bowling products and an increase in U.S. equivalent retail bowling center sales. International sales, representing 21 percent of the segment's sales during 2012, experienced a 7 percent decrease when compared with 2011, primarily due to weak European demand.

Bowling & Billiards’ operating earnings improved by $4.9 million during 2012, as a result of improved operating efficiencies, lower restructuring charges and variable compensation expense, partially offset by the impact of lower sales and increased spending on investments in growth initiatives.

Capital expenditures in 2012 and 2011 were related to growth initiatives and profit-maintaining investments.

2011 vs. 2010

Bowling & Billiards segment net sales improved slightly in 2011 when compared with 2010 as higher sales from its bowling products and bowling retail businesses were partially offset by lower sales in the billiards business. International sales, representing 23 percent of the segment's sales during 2011, experienced a one percent decrease when compared with 2010.

Operating earnings improved by $6.3 million during 2011 as a result of lower bad debt and depreciation expense.

Capital expenditures in 2011 and 2010 were mainly related to profit-maintaining investments for existing bowling retail centers.

Corporate

The following table sets forth Corporate results for the years ended December 31, 2012, 2011 and 2010:

				2012 vs. 2011 Increase/(Decrease)		2011 vs. 2010 Increase/(Decrease)
(in millions)	2012	2011	2010	$	%	$	%
Restructuring, exit and impairment charges	(0.2)	—	0.7	(0.2)	NM	(0.7)	(100.0)%
Operating loss	(58.7)	(63.1)	(49.4)	4.4	(7.0)%	(13.7)	27.7%
__________

NM = not meaningful

The restructuring, exit and impairment charges recognized during 2012 and 2010 were related to write-downs and disposals of non-strategic assets and severance charges. See Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements for further details.

Operating loss decreased by $4.4 million in 2012 when compared with 2011 mainly due to lower variable compensation costs. Operating loss increased by $13.7 million in 2011 when compared with 2010 mainly due to higher group insurance and variable compensation costs.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the years ended December 31, 2012, 2011 and 2010:

(in millions)	2012	2011	2010
Net cash provided by operating activities of continuing operations	$183.6	$135.2	$195.6
Net cash provided by (used for):
Capital expenditures	(115.2)	(87.1)	(53.6)
Proceeds from the sale of property, plant and equipment	18.8	30.5	6.7
Other, net	3.0	13.2	8.3
Total free cash flow from continuing operations*	$90.2	$91.8	$157.0
__________

*The Company defines “Free cash flow from continuing operations” as cash flow from operating and investing activities of continuing operations (excluding cash provided by or used for acquisitions, investments, transfers to/from restricted cash and purchases or sales of marketable securities).  Free cash flow from continuing operations is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals.  Management believes that the non-GAAP financial measure “Free cash flow from continuing operations” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and future debt retirements.

Brunswick’s major sources of funds for investments, acquisitions, debt retirements and dividend payments are cash generated from operating activities, available cash and marketable securities balances and selected borrowings.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2012 Cash Flow

In 2012, net cash provided by operating activities of continuing operations totaled $183.6 million. The primary driver of the cash provided by operating activities was earnings adjusted for non-cash expenses. Net cash provided by operating activities also included unfavorable changes in working capital.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Consolidated Balance Sheets.  Inventory increased $73.1 million as a result of decisions to increase inventories in the Company's engine and outboard boat businesses in response to strong market demand and to meet seasonal requirements in advance of the 2013 marine selling season. The decrease in Accrued expenses of $44.8 million during 2012 included the payments of the prior year's variable compensation, which had been accrued as of December 31, 2011. The increase in Accounts and notes receivable of $19.6 million during 2012 was driven primarily by higher fourth quarter sales across all of the Company's segments when compared with 2011, partially offset by the improved timing of customer payments. Partially offsetting these items was an increase in Accounts payable of $57.8 million, which was a result of increased production in the Company's Marine Engine, Boat and Fitness segments.

Net cash used for investing activities of continuing operations in 2012 totaled $62.9 million, which included capital expenditures of $115.2 million.  The Company's capital spending was focused on growth initiatives and new product introductions, as well as high priority, profit-maintaining capital and investments required to reduce operating costs. Partially offsetting the use of cash for investing activities was net proceeds from marketable securities of $21.8 million. See Note 8 – Investments in Notes to Consolidated Financial Statements for further discussion. The Company also received $18.8 million in proceeds from the sale of idle property, plant and equipment in its Boat and Marine Engine segments. Investing activities during 2012 also included an inflow of $7.0 million resulting from a reduction in the restricted cash required to collateralize a portion of the Company's workers' compensation related obligations. See Note 12 – Commitments and Contingencies in Notes to Consolidated Financial Statements for further discussion.

Cash flow used for financing activities of continuing operations was $148.5 million in 2012. The cash outflow was primarily the result of long-term debt retirements as discussed in Note 15 – Debt in Notes to Consolidated Financial Statements, and dividends paid to common shareholders, partially offset by net proceeds from stock compensation activity.

2011 Cash Flow

In 2011, net cash provided by operating activities of continuing operations totaled $135.2 million. The most significant source of cash provided by operating activities of continuing operations resulted from earnings adjusted for non-cash expenses. Net cash provided by operating activities of continuing operations also included unfavorable changes in working capital. Inventories increased by $32.1 million as the Marine Engine segment built higher levels of inventory in advance of the retail selling season as well as from increased demand across the Fitness and Bowling & Billiards segments. Accrued expenses decreased by $11.0 million, driven mainly by the payment of dealer allowances and favorable warranty experience.

Net cash used for investing activities of continuing operations in 2011 totaled $131.8 million, which included capital expenditures of $87.1 million. The Company's capital spending is focused on high priority, profit-maintaining investments and investments to reduce operating costs, or for new product introductions. The Company also completed net purchases of marketable securities of $67.5 million. See Note 8 – Investments in the Notes to the Consolidated Financial Statements for further discussion. Investing activities during 2011 also included a transfer of $20.0 million to restricted cash to collateralize a portion of the Company's obligations related to certain workers' compensation obligations. See Note 12 – Commitments and Contingencies in Notes to Consolidated Financial Statements for further discussion. Also included in cash used for investing activities of continuing operations was $30.5 million in proceeds from the sale of property, plant and equipment in the normal course of business, including a Marine Engine distribution facility in Australia and idle Marine Engine and Boat properties.

Cash used for financing activities of continuing operations was $167.9 million in 2011. The cash outflow was primarily the result of retirements of long-term debt, as discussed in Note 15 – Debt in Notes to Consolidated Financial Statements, and dividends paid to common shareholders, partially offset by net proceeds from stock compensation activity.

2010 Cash Flow

In 2010, net cash provided by operating activities of continuing operations totaled $195.6 million. The most significant source of cash provided by operating activities resulted from income tax refunds of $113.6 million, which included a $109.5 million refund received as a result of legislation enacted in November 2009 that allowed the Company to carryback its 2009 federal tax losses up to five years. Total taxes paid in 2010 were $21.1 million, which resulted in net income tax refunds of $92.5 million for the period. Cash provided by operating activities of continuing operations also benefited from the Company's net loss adjusted for non-cash expenses and changes in certain current assets and current liabilities. Accounts payable increased as a result of increased capital spending, production and related spending activity in the Company's Marine Engine and Boat segments. Accrued expenses increased during 2010 mainly due to increases in the Company's warranty obligations and dealer rebate accruals as a result of higher sales. Net inventories increased during the year due mostly to increased demand in the Marine Engine and Fitness segments.

Net cash used for investing activities of continuing operations in 2010 totaled $151.6 million, which included purchases of marketable securities of $105.8 million in the fourth quarter to expand the Company's cash investment program to include marketable securities with a maturity beyond 90 days. The new program is designed to increase earnings on a portion of the Company's cash reserves. The investments include high-grade corporate commercial paper and government securities with maturities of two years or less. See Note 8 – Investments in the Notes to the Consolidated Financial Statements for further discussion. The Company spent $53.6 million for capital expenditures, continuing to limit its capital spending by focusing on high priority, profit-maintaining investments and investments required to reduce operating costs or for new product introductions. The Company also invested $7.2 million in equity investments, the majority of which related to CMD, partially offset by a return of a portion of the Company's investment in its Brunswick Acceptance Company, LLC joint venture. Partially offsetting these expenditures were $6.7 million of proceeds received during the year from the sale of property, plant and equipment in the normal course of business. The Company also received $8.3 million of cash from other investing activities, mainly related to the sale of a marina operation in China.

Cash used for financing activities of continuing operations was $25.4 million in 2010. Financing activities included long-term debt repayments of $38.2 million, premiums paid to retire long-term debt of $5.6 million, short-term debt payments of $8.6 million and dividends of $4.4 million. Partially offsetting these items were $30.0 million in proceeds received from the Fond du Lac County Economic Development Council in the form of partially forgivable debt, which the Company received in connection with the consolidation of its Marine Engine segment's domestic engine production facilities in Fond du Lac, Wisconsin, as discussed in Note 15 – Debt.

Liquidity and Capital Resources

The Company views its highly liquid assets as of December 31, 2012 and 2011 as:

(in millions)	2012	2011
Cash and cash equivalents	$284.3	$338.2
Short-term investments in marketable securities	92.3	76.7
Long-term investments in marketable securities	52.1	92.9
Total cash, cash equivalents and marketable securities	$428.7	$507.8

The following table sets forth an analysis of Net debt as of December 31, 2012 and 2011:

(in millions)	2012	2011
Short-term debt, including current maturities of long-term debt	$8.2	$2.4
Long-term debt	563.6	690.4
Total debt	571.8	692.8
Less: Cash, cash equivalents and marketable securities	428.7	507.8
Net debt (A)	$143.1	$185.0

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

The following table sets forth an analysis of Total liquidity as of December 31, 2012 and 2011:

(in millions)	2012	2011
Cash, cash equivalents and marketable securities	$428.7	$507.8
Amounts available under its asset-based lending facilities	272.8	231.5
Total liquidity (A)	$701.5	$739.3

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

Cash, cash equivalents and marketable securities totaled $428.7 million as of December 31, 2012, a decrease of $79.1 million from $507.8 million as of December 31, 2011. Total debt as of December 31, 2012 and December 31, 2011 was $571.8 million and $692.8 million, respectively.  As a result, the Company's Net debt decreased to $143.1 million as of December 31, 2012, from $185.0 million at December 31, 2011. The Company's debt-to-capitalization ratio decreased to 88.0 percent as of December 31, 2012, from 95.7 percent as of December 31, 2011, due mainly to the effect of earnings on Shareholders' equity and reduced debt levels, partially offset by a decline in Shareholders' equity caused by higher Accumulated other comprehensive losses resulting from the remeasurement of the Company's defined benefit plan obligations at December 31, 2012.

In March 2011, the Company entered into a five-year, $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company's domestic subsidiaries.  As of December 31, 2012, the borrowing base totaled $297.1 million, and available borrowing capacity totaled $272.8 million, net of $24.3 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of December 31, 2012.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of December 31, 2012.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of December 31, 2012.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of December 31, 2012): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company's borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of 2012, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.  During 2012, the Company continued to reduce its outstanding debt, including repurchasing all of its 11.25 percent Senior notes due 2013. As a result, the next significant long-term debt maturity is not until 2016. Reducing debt in 2013 will continue to be a priority for the Company with planned debt reductions of $100 million to $125 million. Additionally, the Company expects to increase net earnings in 2013 when compared with net earnings in 2012 from higher sales, improved operating earnings and lower net interest expense. The Company's working capital performance in 2013 will primarily be influenced by revenue growth. Seasonality in the marine businesses will result in using cash to fund working capital in the first quarter of 2013 while generating cash through the liquidation of working capital through the remainder of the year. Net activity in working capital is expected to reflect a use of cash in 2013 in the range of $25 million to $50 million. The Company plans to increase capital expenditures from $115.2 million in 2012 to approximately 3.5 percent to 4.0 percent of projected net sales in 2013 in order to develop and introduce new products to its current portfolio, to capitalize on growth opportunities and to expand capacity. Despite higher spending levels and usage of cash for working capital, the Company plans to generate solid free cash flow for 2013.

The aggregate funded status of the Company's qualified pension plans, measured as a percentage of the projected benefit obligation, was approximately 67 percent at December 31, 2012 compared with approximately 62 percent at December 31, 2011. As of December 31, 2012, the Company's qualified pension plans were underfunded on an aggregate projected benefit obligation basis by $447.1 million. See Note 16 – Postretirement Benefits in the Notes to Consolidated Financial Statements for more details.

The Company contributed $65.6 million to its qualified pension plans in 2012 compared with $76.1 million of contributions in 2011. The Company also contributed $3.4 million and $3.5 million to fund benefit payments in its nonqualified pension plan in 2012 and 2011, respectively. The Company anticipates contributing approximately $50 million to $60 million to the qualified pension plans and approximately $4 million to cover benefit payments in the unfunded, nonqualified pension plans in 2013. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

The Company, through its Brunswick Financial Services Corporation (BFS) subsidiary, owns a 49 percent interest in a joint venture, Brunswick Acceptance Company, LLC (BAC). CDF Ventures, LLC (CDFV), a subsidiary of GE Capital Corporation

(GECC), owns the remaining 51 percent. BAC commenced operations in 2003 and provides secured wholesale inventory floor-plan financing to Brunswick's boat and engine dealers. BAC also purchased and serviced a portion of Mercury Marine's domestic accounts receivable relating to its boat builder and dealer customers, but this program was terminated in May 2009.

The term of the BAC joint venture extends through June 30, 2014. The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party's interest in the joint venture at the end of its term. Alternatively, either partner may terminate the agreement at the end of its term. In March 2011, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Facility, as described above. Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company's Availability under the Facility, as described above, is below $37.5 million. As of December 31, 2012, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

The Company considers BFS's investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary. To be considered as the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC's economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could potentially be significant to BAC. Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary. As a result, BFS's investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Consolidated Balance Sheets. The Company records BFS's share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Consolidated Statements of Operations. BFS's equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement. The Company funds its investment in BAC through cash contributions and reinvested earnings. BFS's total investment in BAC at December 31, 2012 and 2011 was $10.5 million and $10.6 million, respectively.

BFS recorded income related to the operations of BAC of $3.6 million, $4.6 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement as discussed in Note 9 – Financial Services in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Guarantees. The Company has reserves to cover potential losses associated with guarantees and repurchase obligations based on historical experience and current facts and circumstances. Historical cash requirements and losses associated with these obligations have not been significant. See Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for a description of these arrangements.

Contractual Obligations

The following table sets forth a summary of the Company's contractual cash obligations as of December 31, 2012:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Debt (1)	$583.4	$8.2	$11.6	$261.0	$302.6
Interest payments on long-term debt	236.0	49.0	97.6	69.1	20.3
Operating leases (2)	118.0	28.6	38.7	22.2	28.5
Capital leases (2)	10.8	0.8	1.9	2.1	6.0
Purchase obligations (3)	125.9	109.4	16.5	—	—
Deferred management compensation (4)	57.7	5.1	7.0	3.0	42.6
Other tax liabilities (5)	8.1	8.1	—	—	—
Other long-term liabilities (6)	203.3	51.6	68.3	51.8	31.6
Total contractual obligations	$1,343.2	$260.8	$241.6	$409.2	$431.6
__________

(1)	See Note 15 – Debt in the Notes to Consolidated Financial Statements for additional information on the Company's debt. “Debt” refers to future cash principal payments.

(2)	See Note 19 – Leases in the Notes to Consolidated Financial Statements for additional information on the Company's operating and capital leases.

(3)	Purchase obligations represent agreements with suppliers and vendors at the end of 2012 for raw materials and other supplies as part of the normal course of business.

(4)	Amounts primarily represent long-term deferred compensation plans for Company management. Payments are assumed to be equal to the remaining liability.

(5)
Represents the expected cash obligations related to the Company's liability for uncertain income tax positions. As of December 31, 2012, the Company's total liability for uncertain tax positions including interest was $27.8 million. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, other than the items included in the table above, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

(6)
Other long-term liabilities include amounts recorded as secured obligations for lease and other long-term receivables originated by the Company and assigned to third parties where the transfer of assets do not meet the conditions for a sale as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment. Amounts above also include obligations under deferred revenue arrangements and future projected payments related to the Company's nonqualified pension plans. Other long-term liabilities also include $32.4 million of required qualified pension plan contributions to be paid in 2013; however, the Company anticipates contributing additional discretionary contributions to bring the total contributions to qualified pension plans to approximately $50 million. Additionally, $7.1 million of scheduled retiree health care and life insurance benefit plan payments are included in other long-term liabilities. Due to the high degree of uncertainty regarding the potential future cash outflows associated with these plans, the Company is unable to provide a reasonably reliable estimate of the amounts and periods in which any additional liabilities might be paid.

Legal Proceedings

See Note 12 – Commitments and Contingencies in the Notes to Consolidated Financial Statements for disclosure related to certain legal and environmental proceedings.

Environmental Regulation

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

The Company does not believe that compliance with federal, state and local environmental laws will have a material adverse effect on Brunswick's competitive position.

Critical Accounting Policies

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates. If current estimates for the cost of resolving any specific matters are later determined to be inadequate, results of operations could be adversely affected in the period in which additional provisions are required. The Company records a reserve when it is probable that a loss has been incurred and the loss can be reasonably estimated. The Company establishes its reserves based on its best estimate within a range of losses. If the Company is unable to identify the best estimate, the Company records the minimum amount in the range. The Company has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board of Directors and believes the following are the most critical accounting policies that could have an effect on Brunswick's reported results.

Revenue Recognition and Sales Incentives. Brunswick's revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment, bowling retail activities, bowling products and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotions, rebates and manufacturer coupons that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability and reduction in revenues for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Allowances for Doubtful Accounts. The Company records an allowance for uncollectible trade receivables based upon currently known bad debt risks and provides reserves based on loss history, customer payment practices and economic conditions. Actual collection experience may differ from the current estimate of reserves. The Company also provides a reserve based on historical, current and estimated future purchasing levels in connection with its long-term notes receivable for Brunswick's supply agreements. These assumptions are re-evaluated considering the customer's financial position and product purchase volumes. Changes to the allowance for doubtful accounts may be required if a future event or other circumstance results in a change in the estimate of the ultimate collectability of a specific account or note.

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

Restructuring and Exit Activities. From time to time, the Company engages in actions associated with cost reduction initiatives. The Company's restructuring actions require significant estimates including: (a) expenses for severance and other employee separation costs; (b) remaining lease obligations, including sublease income; and (c) other exit costs. The Company has accrued amounts that it believes are its best estimates of the obligations it expects to incur in connection with these actions, but these estimates are subject to change due to market conditions and final negotiations. Should the actual amounts differ from the originally estimated amounts, the Company's earnings could be affected.

The Company recognized $25.8 million, $21.3 million and $54.2 million in restructuring, exit and impairment charges in 2012, 2011 and 2010, respectively, which are discussed in more detail in Note 3 – Restructuring Activities in the Notes to Consolidated Financial Statements.

Goodwill and Indefinite-lived Intangible Assets. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. The Company reviews these assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The reporting units with goodwill balances are the Company's Fitness and Marine Engine segments.

During 2011, the Company early adopted an amendment to the Intangibles - Goodwill and Other topic of the Accounting Standards Codification (ASC). The Company determined through its qualitative assessment during 2012 and 2011 that it is not “more likely than not” that the fair values of its reporting units are less than their carrying values. As a result, the Company was not required to perform the two-step impairment test described below.

For 2010, the impairment test for goodwill was a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the lesser of the excess or the carrying amount of the goodwill.

The Company calculates the fair value of its reporting units considering both the income approach and the guideline public company method. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit's forecasted performance. Fair value under the guideline public company method is determined by applying market multiples for that reporting unit's comparable public companies to the unit's financial results. The key uncertainties in these calculations are the assumptions used in a reporting unit's forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts, and selecting representative market multiples.

The Company's primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, to their estimated residual values using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future cash flow projections is internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable Discount Rate, which considers the annual goodwill impairment testing process noted above, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the Discount Rate.

The Company recorded $0.8 million of indefinite-lived intangible asset impairments during the annual impairment testing in 2012, but did not record any indefinite-lived intangible asset impairments during the annual impairment testing in 2011 and 2010. The Company recorded $0.7 million of indefinite-lived intangible asset impairment charges during 2012 for trade names connected with brands experiencing continued weakness in the fiberglass sterndrive boat market segments as well as the refinement of its North American boat product portfolio. In connection with the divestiture of its Triton fiberglass boat brand in 2010, the Company recorded $1.1 million of trade name impairment charges. Refer to Note 3 – Restructuring Activities for further discussion.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets, excluding goodwill and indefinite-lived trade names, and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2012, 2011 or 2010, resulting in impairment charges of $12.2 million, $4.0 million and $17.6 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

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

Income Taxes. Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the realizability of net deferred tax assets and, as necessary, records valuation allowances against them. The Company estimates its tax obligations based on historical experience and current tax laws and litigation. The judgments made at any point in time may change based on the outcome of tax audits and settlements of tax litigation, as well as changes due to new tax laws and regulations and the Company's application of those laws and regulations. These factors may cause the Company's tax rate and deferred tax balances to increase or decrease.

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC), and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company. The following are recent accounting pronouncements that have been adopted during 2012 or have not yet been adopted:

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

Comprehensive Income:  In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income.  Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the Consolidated Statements of Shareholders’ Equity.  The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.  The Company disclosed comprehensive income on the Consolidated Statements of Comprehensive Income as a result of adopting this amendment.

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Consolidated Statements of Operations. This amendment is effective for interim and annual periods beginning after December 15, 2012.

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

Offsetting Assets and Liabilities: In January 2013, the FASB amended the ASC to provide additional guidance on the scope of disclosures about offsetting assets and liabilities. The additional guidance provided that only recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions would be subject to disclosure requirements. This amendment is effective for interim and annual periods beginning on or after January 1, 2013 and retrospective application is required. This guidance concerns disclosure only and will not have an impact on the Company's consolidated results of operations and financial condition.

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

Placing undue reliance on the Company's forward-looking statements should be avoided, as the forward-looking statements represent the Company's views only as of the date this Annual Report is filed. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company uses foreign currency forward and option contracts to manage foreign exchange rate exposure related to anticipated transactions, and assets and liabilities that are subject to risk from foreign currency rate changes. The Company's principal currency exposures relate to the Euro, Japanese yen, Canadian dollar, Mexican peso, Australian dollar, British pound, Swedish krona, Norwegian krone and New Zealand dollar. The Company hedges anticipated transactions with financial instruments whose maturity date, along with the realized gain or loss, occurs on or near the execution of the anticipated transaction. The Company manages foreign currency exposure of assets or liabilities through the use of derivative financial instruments such that the gain or loss on the derivative financial instrument offsets the loss or gain recognized on the asset or liability, respectively.

Raw materials used by the Company are exposed to the effect of changing commodity prices. Accordingly, the Company uses commodity swap agreements, futures contracts and supplier agreements to manage fluctuations in prices of anticipated purchases of certain raw materials, including aluminum, copper and natural gas.

The Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with the future issuance of long-term debt. Forward starting interest rate swaps outstanding at December 31, 2012 had notional contract values of $100.0 million.

The following analyses provide quantitative information regarding the Company's exposure to foreign currency exchange rate risk, commodity price risk and interest rate risk as it relates to its derivative financial instruments. The Company uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates and commodity prices. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion.

The amounts shown below represent the estimated reduction in fair market value that the Company would incur on its derivative financial instruments from a 10 percent adverse change in quoted foreign currency rates, commodity prices and interest rates.

(in millions)	2012	2011
Risk Category
Foreign exchange	$18.1	$19.4
Commodity prices	$2.3	$2.1
Interest rates	$1.9	$1.1

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedule on page 49.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), the Company has evaluated its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a -15(e) and 15d -15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management's assessment of the effectiveness of its internal controls as part of this Annual Report for the fiscal year ended December 31, 2012. Management's report is included in the Company's 2012 Financial Statements under the captions entitled “Report of Management on Internal Control Over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information pursuant to this Item with respect to the Directors of the Company is incorporated by reference from the discussion under the headings Proposal No. 1: Election of Directors and Corporate Governance in the Company's proxy statement for the 2013 Annual Meeting of Stockholders (Proxy Statement). Information pursuant to this Item with respect to the Company's Audit Committee and the Company's code of ethics is incorporated by reference from the discussion under the heading Corporate Governance in the Proxy Statement. Information pursuant to this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Requirements in the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pursuant to this Item with respect to the securities of the Company owned by the Directors and certain officers of the Company, by the Directors and officers of the Company as a group and by the persons known to the Company to own beneficially more than 5 percent of the outstanding voting securities of the Company is incorporated by reference from the discussion under the heading Stock Held by Directors, Executive Officers and Principal Shareholders in the Proxy Statement. Information pursuant to this Item with respect to securities authorized for issuance under the Company's equity compensation plans is hereby incorporated by reference from the discussion under the heading Equity Compensation Plan Information in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information pursuant to this Item with respect to certain relationships and related transactions is incorporated from the discussion under the heading Corporate Governance in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

Information pursuant to this Item with respect to fees for professional services rendered by the Company's independent registered public accounting firm and the Audit Committee's policy on pre-approval of audit and permissible non-audit services of the Company's independent registered public accounting firm is incorporated by reference from the discussion in the Proxy Statement under the headings Ratification of Independent Registered Public Accounting Firm-Fees Incurred for Services of Ernst & Young and Ratification of Independent Registered Public Accounting Firm-Approval of Services Provided by Independent Registered Public Accounting Firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The financial statements and schedule filed as part of this Annual Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedule on page 49. The exhibits filed as a part of this Annual Report are listed in the accompanying Exhibit Index on page 108.

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

The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2012. The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Brunswick Corporation
Lake Forest, Illinois
February 21, 2013

/s/ DUSTAN E. McCOY	/s/ PETER B. HAMILTON
Dustan E. McCoy	Peter B. Hamilton
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Brunswick Corporation

We have audited Brunswick Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Brunswick Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Brunswick Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brunswick Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of Brunswick Corporation and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 21, 2013

BRUNSWICK CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Brunswick Corporation

We have audited the accompanying consolidated balance sheets of Brunswick Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brunswick Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brunswick Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 21, 2013

BRUNSWICK CORPORATION Consolidated Statements of Operations

	For the Years Ended December 31
(in millions, except per share data)	2012	2011	2010
Net sales	$3,717.6	$3,670.0	$3,338.0
Cost of sales	2,773.6	2,792.6	2,600.8
Selling, general and administrative expense	548.8	546.5	529.8
Research and development expense	105.3	95.9	90.3
Restructuring, exit and impairment charges	25.8	21.3	54.2
Operating earnings	264.1	213.7	62.9
Equity loss	(3.8)	(4.7)	(3.0)
Other income (expense), net	2.2	(0.6)	(1.5)
Earnings before interest, loss on early extinguishment of debt and income taxes	262.5	208.4	58.4
Interest expense	(68.1)	(81.8)	(94.4)
Interest income	2.9	3.9	3.6
Loss on early extinguishment of debt	(16.3)	(19.8)	(5.7)
Earnings (loss) before income taxes	181.0	110.7	(38.1)
Income tax provision	33.6	20.1	25.9
Net earnings (loss) from continuing operations	147.4	90.6	(64.0)

Discontinued operations:
Loss from discontinued operations, net of tax	(44.2)	(18.7)	(46.6)
Impairment charges on assets held for sale, net of tax	(53.2)	—	—
Net loss from discontinued operations, net of tax	(97.4)	(18.7)	(46.6)
Net earnings (loss)	$50.0	$71.9	$(110.6)

Earnings (loss) per common share:
Basic
Earnings (loss) from continuing operations	$1.64	$1.02	$(0.72)
Loss from discontinued operations	(1.08)	(0.21)	(0.53)
Net earnings (loss)	$0.56	$0.81	$(1.25)

Diluted
Earnings (loss) from continuing operations	$1.59	$0.98	$(0.72)
Loss from discontinued operations	(1.05)	(0.20)	(0.53)
Net earnings (loss)	$0.54	$0.78	$(1.25)

Weighted average shares used for computation of:
Basic earnings (loss) per common share	89.8	89.3	88.7
Diluted earnings (loss) per common share	92.4	92.2	88.7

Cash dividends declared per common share	$0.05	$0.05	$0.05

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
(in millions)	2012	2011	2010
Net earnings (loss)	$50.0	$71.9	$(110.6)
Other comprehensive income, net of tax:
Foreign currency translation:
Foreign currency translation adjustments arising during period	6.4	(4.2)	(7.2)
Less: reclassification of foreign currency translation included in Net earnings (loss)	—	(16.2)	(0.1)
Net foreign currency translation (A)	6.4	(20.4)	(7.3)
Defined benefit plans:
Prior service credits arising during period	0.2	6.1	0.7
Net actuarial losses arising during period	(30.0)	(122.7)	(43.2)
Less: amortization of prior service credits included in Net earnings (loss)	(7.5)	(5.9)	(4.7)
Less: amortization of net actuarial losses included in Net earnings (loss)	22.9	22.4	22.2
Net defined benefit plans (B)	(14.4)	(100.1)	(25.0)
Investments:
Unrealized holding gains (losses) arising during period	0.1	(1.0)	(1.9)
Less: reclassification adjustment included in Net earnings (loss)	—	0.2	—
Net unrealized investment gains (losses) (A)	0.1	(0.8)	(1.9)
Derivatives:
Losses on derivatives arising during period	(10.0)	(9.8)	(1.7)
Less: reclassification adjustment included in Net earnings (loss)	3.6	5.8	(4.8)
Net unrealized losses on derivatives (A)	(6.4)	(4.0)	(6.5)
Other comprehensive loss	(14.3)	(125.3)	(40.7)
Comprehensive income (loss)	$35.7	$(53.4)	$(151.3)

(A) The tax effect for all periods presented was $0.0 million as a result of corresponding tax valuation allowance adjustments.

(B) The tax effect for the years ended December 31, 2012, 2011 and 2010 was to increase Other comprehensive loss by $0.9 million, $0.3 million and $0.9 million, respectively, primarily related to certain foreign defined benefit plans as all other defined benefit plans included corresponding tax valuation allowance adjustments.

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2012	2011
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$284.3	$338.2
Short-term investments in marketable securities	92.3	76.7
Total cash, cash equivalents and short-term investments in marketable securities	376.6	414.9
Restricted cash	13.0	20.0
Accounts and notes receivable, less allowances of $27.1 and $31.0	349.2	329.6
Inventories
Finished goods	363.3	292.3
Work-in-process	142.4	140.3
Raw materials	70.1	68.9
Net inventories	575.8	501.5
Deferred income taxes	18.8	15.0
Prepaid expenses and other	26.7	27.2
Current assets held for sale	—	48.1
Current assets	1,360.1	1,356.3

Property
Land	80.6	82.7
Buildings and improvements	564.3	592.4
Equipment	997.4	1,041.7
Total land, buildings and improvements and equipment	1,642.3	1,716.8
Accumulated depreciation	(1,131.4)	(1,211.0)
Net land, buildings and improvements and equipment	510.9	505.8
Unamortized product tooling costs	70.5	60.1
Net property	581.4	565.9

Other assets
Goodwill	291.7	290.3
Other intangibles, net	38.1	43.5
Long-term investments in marketable securities	52.1	92.9
Equity investments	42.4	47.7
Other long-term assets	58.4	72.3
Long-term assets held for sale	—	25.3
Other assets	482.7	572.0

Total assets	$2,424.2	$2,494.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Balance Sheets

	As of December 31
(in millions)	2012	2011
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including $6.5 and $1.5 of current maturities of long-term debt	$8.2	$2.4
Accounts payable	334.4	276.6
Accrued expenses	576.2	607.3
Current liabilities held for sale	18.4	21.8
Current liabilities	937.2	908.1

Long-term liabilities
Debt	563.6	690.4
Deferred income taxes	92.7	82.0
Postretirement benefits	552.6	592.6
Other	197.5	187.8
Long-term liabilities held for sale	2.9	2.4
Long-term liabilities	1,409.3	1,555.2

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9
Additional paid-in capital	440.8	434.6
Retained earnings	503.2	457.7
Treasury stock, at cost: 12,907,000 and 13,434,000 shares	(388.1)	(397.5)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	18.4	12.0
Defined benefit plans:
Prior service credits	4.4	11.7
Net actuarial losses	(567.2)	(560.1)
Unrealized investment losses	—	(0.1)
Unrealized losses on derivatives	(10.7)	(4.3)
Total accumulated other comprehensive loss	(555.1)	(540.8)
Shareholders’ equity	77.7	30.9

Total liabilities and shareholders’ equity	$2,424.2	$2,494.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Cash Flows

	For the Years Ended December 31
(in millions)	2012	2011	2010
Cash flows from operating activities
Net earnings (loss) from continuing operations	$147.4	$90.6	$(64.0)
Depreciation and amortization	90.0	99.4	123.9
Pension (funding), net of expense	(44.3)	(47.4)	1.7
(Gains) losses on sale of property, plant and equipment, net	(2.9)	(12.4)	1.3
Other long-lived asset impairment charges	11.3	0.5	19.4
Provision for doubtful accounts	0.9	(3.2)	3.1
Deferred income taxes	8.3	(0.7)	5.6
Equity in losses of unconsolidated affiliates, net of dividends	4.1	5.1	5.4
Loss on early extinguishment of debt	16.3	19.8	5.7
Changes in certain current assets and current liabilities:
Change in accounts and notes receivable	(19.6)	(2.0)	(4.8)
Change in inventory	(73.1)	(32.1)	(65.3)
Change in prepaid expense and other	1.0	(1.2)	5.9
Change in accounts payable	57.8	0.9	17.8
Change in accrued expenses	(44.8)	(11.0)	14.4
Income taxes	2.4	4.2	112.8
Other, net	28.8	24.7	12.7
Net cash provided by operating activities of continuing operations	183.6	135.2	195.6
Net cash (used for) provided by operating activities of discontinued operations	(22.9)	(46.1)	9.8
Net cash provided by operating activities	160.7	89.1	205.4

Cash flows from investing activities
Capital expenditures	(115.2)	(87.1)	(53.6)
Purchases of marketable securities	(205.9)	(264.4)	(105.8)
Sales or maturities of marketable securities	227.7	196.9	—
Reduction in (transfer to) restricted cash	7.0	(20.0)	—
Investments	1.7	(0.9)	(7.2)
Proceeds from the sale of property, plant and equipment	18.8	30.5	6.7
Other, net	3.0	13.2	8.3
Net cash used for investing activities of continuing operations	(62.9)	(131.8)	(151.6)
Net cash used for investing activities of discontinued operations	(3.2)	(2.6)	(3.6)
Net cash used for investing activities	(66.1)	(134.4)	(155.2)

Cash flows from financing activities
Net issuances (payments) of short-term debt	0.8	0.5	(8.6)
Net proceeds from issuance of long-term debt	—	—	30.1
Payments of long-term debt including current maturities	(131.8)	(146.0)	(38.2)
Net premium paid on early extinguishment of debt	(14.7)	(17.3)	(5.6)
Cash dividends paid	(4.5)	(4.5)	(4.4)
Net proceeds from stock compensation activity, including excess tax benefits	1.7	4.0	1.3
Other, net	—	(4.6)	—
Net cash used for financing activities of continuing operations	(148.5)	(167.9)	(25.4)
Net cash used for financing activities of discontinued operations	—	—	—
Net cash used for financing activities	(148.5)	(167.9)	(25.4)

Net increase (decrease) in cash and cash equivalents	(53.9)	(213.2)	24.8
Cash and cash equivalents at beginning of period	338.2	551.4	526.6

Cash and cash equivalents at end of period	$284.3	$338.2	$551.4

Supplemental cash flow disclosures:
Interest paid	$90.8	$106.7	$102.0
Income taxes paid (received), net	$17.6	$16.6	$(92.5)

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Consolidated Statements of Shareholders' Equity

(in millions, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$76.9	$415.1	$505.3	$(412.2)	$(374.8)	$210.3
Net loss	—	—	(110.6)	—	—	(110.6)
Other comprehensive loss	—	—	—	—	(40.7)	(40.7)
Dividends ($0.05 per common share)	—	—	(4.4)	—	—	(4.4)
Compensation plans and other	—	9.5	—	6.3	—	15.8
Balance, December 31, 2010	76.9	424.6	390.3	(405.9)	(415.5)	70.4
Net earnings	—	—	71.9	—	—	71.9
Other comprehensive loss	—	—	—	—	(125.3)	(125.3)
Dividends ($0.05 per common share)	—	—	(4.5)	—	—	(4.5)
Compensation plans and other	—	10.0	—	8.4	—	18.4
Balance, December 31, 2011	76.9	434.6	457.7	(397.5)	(540.8)	30.9
Net earnings	—	—	50.0	—	—	50.0
Other comprehensive loss	—	—	—	—	(14.3)	(14.3)
Dividends ($0.05 per common share)	—	—	(4.5)	—	—	(4.5)
Compensation plans and other	—	6.2	—	9.4	—	15.6
Balance, December 31, 2012	$76.9	$440.8	$503.2	$(388.1)	$(555.1)	$77.7

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

Basis of Presentation. The consolidated financial statements of Brunswick Corporation (Brunswick or the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain previously reported amounts have been reclassified to conform to the current period presentation. As indicated in Note 2 – Discontinued Operations, Brunswick's results as discussed in the financial statements reflect continuing operations only, unless otherwise noted.

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

•The reported amounts of assets and liabilities at the date of the financial statements;

•	The disclosure of contingent assets and liabilities at the date of the financial statements; and

•The reported amounts of revenues and expenses during the reporting periods.

Estimates in these consolidated financial statements include, but are not limited to:

•Allowances for doubtful accounts;

•Inventory valuation reserves;

•Reserves for dealer allowances;

•Reserves related to repurchase and recourse obligations;

•Warranty related reserves;

•Losses on litigation and other contingencies;

•Environmental reserves;

•Insurance reserves;

•Valuation of goodwill and other intangible assets;

•Impairments of long-lived assets;

•Reserves related to restructuring activities;

•Postretirement benefit liabilities;

•Valuation allowances on deferred tax assets; and

•Income tax reserves.

The Company records a reserve when it is probable that a loss has been incurred and the loss can be reasonably estimated. The Company establishes its reserves based on its best estimate within a range of losses. If the Company is unable to identify the best estimate, the Company records the minimum amount in the range.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These investments include, but are not limited to, investments in money market funds, bank deposits, federal government and agency debt securities and commercial paper.

Investments in Marketable Securities. The Company classifies investments in debt securities that are not considered to be cash equivalents as either Short-term or Long-term investments in marketable securities. See Note 8 – Investments, for a description of these securities. Short-term investments in marketable securities have a stated maturity of twelve months or less from the balance sheet date and Long-term investments in marketable securities have a stated maturity of greater than twelve months from the balance sheet date. These securities are considered as available for sale and are reported at fair value with unrealized gains and losses recorded net of tax as a component of Accumulated other comprehensive loss in Unrealized investment losses within Shareholders' equity. Other-than-temporary declines in market value from original cost are charged to Other expense, net, in the period in which the loss occurs. The Company considers both the duration for which a decline in value has occurred and the extent of the decline in its determination of whether a decline in value has been “other than temporary.” Realized gains and losses are calculated based on the specific identification method and are included in Other expense, net, in the Consolidated Statement of Operations.

Restricted Cash. The Company considers the cash deposited in a trust that is pledged as collateral against certain workers' compensation related obligations to be restricted cash. Refer to Note 12 – Commitments and Contingencies for more information.

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

Inventories. Inventories are valued at the lower of cost or market, with market based on replacement cost or net realizable value. Approximately 50 percent of the Company's inventories were determined by the first-in, first-out method (FIFO) at December 31, 2012 and December 31, 2011. Remaining inventories valued at the last-in, first-out method (LIFO), which results in a better matching of costs and revenue, were $122.6 million and $119.8 million lower than the FIFO cost of inventories at December 31, 2012 and 2011, respectively. Inventory cost includes material, labor and manufacturing overhead. There were no liquidations of LIFO inventory layers in 2012, 2011 or 2010.

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

(in millions)	2012	2011	2010
Gains on the sale of property	$6.2	$18.7	$4.9
Losses on the sale and disposal of property	(1.3)	(2.7)	(9.9)
Net gains (losses) on sale and disposal of property	$4.9	$16.0	$(5.0)

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

costs are amortized over three to seven years. All other related costs, including training costs and costs to re-engineer business processes are expensed as incurred.

Goodwill and Other Intangibles. Goodwill and other intangible assets primarily result from business acquisitions. The excess of cost over net assets of businesses acquired is recorded as goodwill. The Company reviews these assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The reporting units with goodwill balances are the Company's Fitness and Marine Engine segments.

During 2011, the Company early adopted an amendment to the Intangibles - Goodwill and Other topic of the Accounting Standards Codification (ASC). The Company determined through its qualitative assessment during 2012 and 2011 that it is not “more likely than not” that the fair values of its reporting units are less than their carrying values. As a result, the Company was not required to perform the two-step impairment test described below.

For 2010, the impairment test for goodwill was a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the lesser of the excess or the carrying amount of the goodwill.

The Company calculates the fair value of its reporting units considering both the income approach and the guideline public company method. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach utilizing a Gordon Growth model. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit's forecasted performance. Fair value under the guideline public company method is determined by applying market multiples for that reporting unit's comparable public companies to the unit's financial results. The key uncertainties in these calculations are the assumptions used in a reporting unit's forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts, and selecting representative market multiples.

The Company did not record any goodwill impairments in 2012, 2011 or 2010.

The Company's primary intangible assets are customer relationships and trade names acquired in business combinations. The costs of amortizable intangible assets are amortized over their expected useful lives, typically between three and fifteen years, to their estimated residual values using the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below. Intangible assets not subject to amortization are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of trade names is measured using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid to third parties had the Company not owned the trade name and instead licensed the trade name from another company. Higher royalty rates are assigned to premium brands within the marketplace based on name recognition and profitability, while other brands receive lower royalty rates. The basis for future cash flow projections is internal revenue forecasts by brand, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable Discount Rate, which considers the annual goodwill impairment testing process noted above, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The key uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the Discount Rate.

The Company recorded $0.8 million of indefinite-lived intangible asset impairments during the annual impairment testing in 2012, but did not record any indefinite-lived intangible asset impairments during the annual impairment testing in 2011 and 2010. The Company recorded $0.7 million of indefinite-lived intangible asset impairment charges during 2012 for trade names connected with brands experiencing continued weakness in the fiberglass sterndrive boat market segments as well as the refinement of its North American boat product portfolio. In connection with the divestiture of its Triton fiberglass boat brand in 2010, the Company recorded $1.1 million of trade name impairment charges. Refer to Note 3 – Restructuring Activities for further discussion.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Equity Investments. For investments in which Brunswick owns or controls from 20 percent to 50 percent of the voting shares, which includes all of Brunswick's unconsolidated joint venture investments, the Company uses the equity method of accounting. The Company's share of net earnings or losses from equity method investments is included in the Consolidated Statements of Operations.

The Company also has long-term investments that represent less than 20 percent ownership in certain equity securities that have readily determinable market values. The Company accounts for these investments as available-for-sale equity investments and records them at fair market value with changes reflected in Accumulated other comprehensive loss, a component of Shareholders' equity, on an after-tax basis.

The Company accounts for other investments, over which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, under the cost method of accounting. The Company periodically evaluates the carrying value of its investments, and at December 31, 2012 and 2011, such investments were recorded at the lower of cost or fair value.

Long-Lived Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets--excluding goodwill and indefinite-lived trade names--and other long-lived assets may warrant revision or that the remaining balance of such assets may not be recoverable. Once an impairment indicator is identified, the Company tests for recoverability of the related asset group using an estimate of undiscounted cash flows over the remaining asset group's life. If an asset group's carrying value is not recoverable, the Company records an impairment loss based on the excess of the carrying value of the asset group over the long-lived asset group's fair value. Fair value is determined using observable inputs, including the use of appraisals from independent third parties, when available, and, when observable inputs are not available, based on the Company's assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. Specifically, the Company uses discounted cash flows to determine the fair value of the asset when observable inputs are unavailable. The Company tested its long-lived asset balances for impairment as indicators presented themselves during 2012, 2011 or 2010, resulting in impairment charges of $12.2 million, $4.0 million and $17.6 million, respectively, which are recognized in Restructuring, exit and impairment charges and Selling, general and administrative expense in the Consolidated Statements of Operations.

Other Long-Term Assets. Other long-term assets are primarily long-term notes receivable, which includes leases and other long-term receivables originated by the Company and assigned to third parties. As of December 31, 2012 and 2011, these amounts totaled $24.1 million and $33.2 million, respectively. The assignment of these instruments does not meet sale criteria as a result of the Company's contingent obligation to repurchase the receivables in the event of customer non-payment and therefore is treated as a secured obligation. Accordingly, these amounts were recorded in the Consolidated Balance Sheets under Other long-term assets and Long-term liabilities – Other.

Other long-term notes receivable also includes cash advances made to customers, principally boat builders, or their owners, in connection with long-term supply arrangements. These transactions have occurred in the normal course of business and are backed by secured or unsecured notes receivable. The Company applies credits earned by these customers through qualifying purchases to the outstanding note balance in lieu of payment. The Company records credits earned and applied against the note receivable balance as a reduction in the Company's sales revenue as a sales discount. If sufficient product purchases are not made, the outstanding balance remaining under the notes is subject to full collection. Amounts outstanding related to these arrangements as of December 31, 2012 and 2011, totaled $3.7 million and $4.1 million, respectively. One boat builder customer and its owner comprised approximately 50 percent and 46 percent of these amounts as of December 31, 2012 and 2011, respectively.

Revenue Recognition. Brunswick's revenue is derived primarily from the sale of boats, marine engines, marine parts and accessories, fitness equipment, bowling products, bowling retail activities and billiards tables. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable and collectability is reasonably assured. Brunswick offers discounts and sales incentives that include retail promotions, rebates and manufacturer coupons that are recorded as reductions of revenues in Net sales in the Consolidated Statements of Operations. The estimated liability and reduction in revenue for sales incentives is recorded at the later of when the program has been communicated to the customer or at the time of sale. Revenues from freight are included as a part of Net sales in the Consolidated Statements of Operations, whereas shipping, freight and handling costs are included in Cost of sales.

Advertising Costs. The Company records advertising and promotion costs in Selling, general and administrative expense in the Consolidated Statements of Operations in the period when the advertising first takes place. Advertising and promotion costs were $34.5 million, $35.7 million and $34.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Foreign Currency. The functional currency for the majority of Brunswick's operations is the U.S. dollar. All assets and liabilities of operations with a functional currency other than the U.S. dollar are translated at period end current rates. The resulting translation adjustments are recorded in Accumulated other comprehensive income (loss), net of tax. Revenues and expenses of operations with a functional currency other than the U.S. dollar are translated at the average exchange rates for the period.

Other Comprehensive Income (Loss). Accumulated other comprehensive loss includes prior service costs and credits and net actuarial gains and losses for defined benefit plans, currency translation adjustments and unrealized derivative and investment gains and losses, all net of tax. The net effect of these items reduced Shareholders' equity on a cumulative basis by $555.1 million and $540.8 million as of December 31, 2012 and 2011, respectively. The change from 2011 to 2012 was primarily due to changes in net actuarial losses related to unfavorable adjustments to defined benefit plan liabilities resulting from a reduction in the discount rate, partially offset by the amortization of net actuarial losses during 2012.

Stock-Based Compensation. The Company records amounts for all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans over the vesting period in the income statement based upon their fair values at the date of the grant. Share-based employee compensation costs are recognized as a component of Selling, general and administrative expense in the Consolidated Statements of Operations. See Note 17 – Stock Plans and Management Compensation for a description of the Company's accounting for stock-based compensation plans.

Derivatives. The Company uses derivative financial instruments to manage its risk associated with movements in foreign currency exchange rates, interest rates and commodity prices. These instruments are used in accordance with guidelines established by the Company's management and are not used for trading or speculative purposes. All derivatives are recorded on the Consolidated Balance Sheets at fair value. See Note 13 – Financial Instruments for further discussion.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during 2012, or will be adopted in future periods.

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

Comprehensive Income:  In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income.  Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the Consolidated Statements of Shareholders’ Equity.  The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.  The Company disclosed comprehensive income on the Consolidated Statements of Comprehensive Income as a result of adopting this amendment.

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Consolidated Statements of Operations. This amendment is effective for interim and annual periods beginning after December 15, 2012.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

beginning after September 15, 2012, with early adoption permitted.  The Company will adopt this amendment in 2013 and does not expect a material impact on the Company's consolidated results of operations and financial condition.

Offsetting Assets and Liabilities: In January 2013, the FASB amended the ASC to provide additional guidance on the scope of disclosures about offsetting assets and liabilities. The additional guidance provided that only recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions would be subject to disclosure requirements. This amendment is effective for interim and annual periods beginning on or after January 1, 2013 and retrospective application is required. This guidance concerns disclosure only and will not have an impact on the Company's consolidated results of operations and financial condition.

Note 2 – Discontinued Operations

In connection with continued weakness in the luxury sportfishing convertible and motoryacht boat market segments, the Company recorded $14.5 million of restructuring charges in 2012 associated with its Hatteras and Cabo boat brands primarily related to the determination that the carrying value of their long-lived assets was not expected to be recovered through future cash flows. On December 31, 2012, the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. As a result, these businesses, which were previously reported in the Company's Boat segment, are being reported as discontinued operations and are reported in separate lines in the Consolidated Statements of Operations for all periods presented. The assets and liabilities of these businesses to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Consolidated Balance Sheets for all periods presented.

Based on the performance of the Hatteras and Cabo boat businesses, the Company has concluded that proceeds from the sale will be less than its book value. These conditions resulted in a non-cash asset impairment charge of $52.7 million, $53.2 million after-tax, in the fourth quarter of 2012.

The following table discloses the results of operations of the Hatteras and Cabo businesses reported as discontinued operations for years ended December 31, 2012, 2011 and 2010, respectively:

(in millions)	2012	2011	2010
Net sales	$56.2	$78.0	$65.4

Loss from discontinued operations before income taxes	(96.7)	(21.4)	(46.6)
Income tax provision (benefit)	0.7	(2.7)	—
Net loss from discontinued operations (A)	$(97.4)	$(18.7)	$(46.6)

(A) Net loss from discontinued operations includes an asset impairment charge of $52.7 million, $53.2 million after-tax, in 2012 and other restructuring and impairment charges, net of tax of $14.5 million, $1.4 million and $8.1 million in 2012, 2011 and 2010, respectively.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table reflects the summary of assets and liabilities held for sale as of December 31, 2012 and December 31, 2011 for the Hatteras and Cabo businesses reported as discontinued operations:

(in millions)	December 31, 2012	December 31, 2011
Accounts and notes receivable, net	$—	$16.6
Net inventory	—	31.1
Prepaid expenses and other	—	0.4
Current assets held for sale	—	48.1

Net property	—	19.7
Other intangibles, net	—	5.6
Long-term assets held for sale	—	25.3
Assets held for sale (A)	$—	$73.4

Accounts payable	$3.8	$5.4
Accrued expenses	14.6	16.4
Current liabilities held for sale	18.4	21.8

Other liabilities	2.9	2.4
Long-term liabilities held for sale	2.9	2.4
Liabilities held for sale	$21.3	$24.2

(A) Assets held for sale at December 31, 2012, are shown net of reserves of $52.7 million.

Note 3 – Restructuring Activities

In November 2006, Brunswick announced restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives, as well as restructuring activities commenced between 2007 and 2012, reflected the Company’s response to a difficult marine market that resulted in the recognition of restructuring, exit and impairment charges in the Consolidated Statements of Operations during 2012, 2011 and 2010.

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

Impairments of definite-lived assets are recognized when, as a result of the restructuring activities initiated, the carrying amount of the long-lived asset is not expected to be fully recoverable.  The impairments recognized were equal to the difference between the carrying amount of the asset and the estimated fair value of the asset, which was determined using observable inputs,

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

including the use of appraisals from independent third parties when available, and, when observable inputs were not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances.  Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

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

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for 2012, 2011 and 2010.  The 2012 charges consist of expenses related to actions initiated in 2012, 2011, 2010, 2009 and 2008.  The 2011 charges consist of expenses related to actions initiated in 2011, 2010, 2009 and 2008. The 2010 charges consist of expenses related to actions initiated in 2010, 2009 and 2008.

(in millions)	2012	2011	2010
Restructuring activities:
Employee termination and other benefits	$1.6	$5.7	$12.3
Current asset write-downs	1.3	0.1	1.9
Transformation and other costs:
Consolidation of manufacturing footprint	12.1	13.0	14.9
Retention and relocation costs	0.1	—	0.5
Exit activities:
Employee termination and other benefits	—	—	0.8
Current asset write-downs	—	—	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	(0.3)	10.6	3.4
Loss on sale of non-strategic assets	—	—	3.6
Asset disposition actions:
Trade name impairments	1.5	—	1.1
Definite-lived asset impairments and (gains) on disposal	9.5	(8.1)	14.7
Total restructuring, exit and impairment charges	$25.8	$21.3	$54.2

The Company anticipates it will incur between $5 million and $6 million of additional restructuring charges in 2013 primarily related to known restructuring activities initiated during 2012 in the Boat segment.  Reductions in demand for the Company’s products, further refinement of its product portfolio or further opportunities to consolidate manufacturing facilities and reduce costs, may result in additional restructuring, exit or impairment charges in future periods.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Actions Initiated in 2012

The Company recorded restructuring charges in 2012 relating to actions initiated in connection with the continued weakness in the fiberglass sterndrive boat market segments. As a result, the Company decided to exit Bayliner cruisers in the U.S. and European markets and to further reduce the Company's manufacturing footprint by closing its Knoxville, Tennessee production facility and consolidate its fiberglass cruiser manufacturing into other boat production facilities. Long-lived asset impairment charges were also recorded for certain European and Asia-Pacific boat brands as a result of weak powerboat demand in these regions.

The restructuring, exit and impairment charges recorded in 2012, related to actions initiated in 2012, by reportable segment, are summarized below:

(in millions)	2012
Marine Engine	$0.4
Boat	22.8
Fitness	0.1
Total	$23.3

The following is a summary of the charges by category associated with the Company’s 2012 restructuring initiatives:

(in millions)	2012
Restructuring activities:
Employee termination and other benefits	$2.0
Current asset write-downs	1.3
Transformation and other costs:
Consolidation of manufacturing footprint	7.1
Retention and relocation costs	0.1
Asset disposition actions:
Trade name impairments	1.5
Definite-lived asset impairments	11.3
Total restructuring, exit and impairment charges	$23.3

The restructuring charges recorded in 2012 related to actions initiated in 2012, by reportable segment, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Total
Employee termination and other benefits	$0.4	$1.5	$0.1	$2.0
Current asset write-downs	—	1.3	—	1.3
Transformation and other costs	—	7.2	—	7.2
Asset disposition actions	—	12.8	—	12.8
Total restructuring, exit and impairment charges	$0.4	$22.8	$0.1	$23.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes the activity for restructuring, exit and impairment charges during the year ended December 31, 2012 related to actions initiated in 2012. The accrued costs as of December 31, 2012 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2013 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2012	Non-cash Charges	Net Cash Payments	Accrued Costs as of Dec. 31, 2012
Employee termination and other benefits	$2.0	$—	$(0.1)	$1.9
Current asset write-downs	1.3	(1.3)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	7.1	(0.4)	(1.5)	5.2
Retention and relocation costs	0.1	—	(0.1)	—
Asset disposition actions:
Trade name impairments	1.5	(1.5)	—	—
Definite-lived asset impairments	11.3	(11.3)	—	—
Total restructuring, exit and impairment charges	$23.3	$(14.5)	$(1.7)	$7.1

Actions Initiated in 2011 and 2010

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

The restructuring, exit and impairment charges recorded in 2012, 2011 and 2010, related to actions initiated in 2011 and 2010, by reportable segment, are summarized below:

(in millions)	2012	2011	2010
Marine Engine	$—	$0.2	$2.6
Boat	(0.2)	10.3	26.1
Fitness	—	0.1	0.1
Bowling & Billiards	0.4	1.6	1.5
Corporate	—	0.1	—
Total	$0.2	$12.3	$30.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following is a summary of the charges by category associated with the Company’s 2011 and 2010 restructuring initiatives:

(in millions)	2012	2011	2010
Restructuring activities:
Employee termination and other benefits	$—	$1.3	$4.0
Current asset write-downs	—	0.1	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	0.1	1.2	2.9
Retention and relocation costs	—	—	0.3
Exit activities:
Employee termination and other benefits	—	—	0.8
Current asset write-downs	—	—	1.0
Transformation and other costs:
Consolidation of manufacturing footprint	(0.3)	10.3	3.5
Loss on sale of non-strategic assets	—	—	3.6
Asset disposition actions:
Trade name impairments	—	—	1.1
Definite-lived asset impairments and (gains) on disposal	0.4	(0.6)	12.1
Total restructuring, exit and impairment charges	$0.2	$12.3	$30.3

The restructuring charges recorded in 2012 related to actions initiated in 2011 and 2010, by reportable segment, are summarized below:

(in millions)	Boat	Bowling & Billiards	Total
Transformation and other costs	$(0.2)	$—	$(0.2)
Asset disposition actions	—	0.4	0.4
Total restructuring, exit and impairment charges	$(0.2)	0.4	$0.2

The restructuring charges recorded in 2011 related to actions initiated in 2011 and 2010, by reportable segment, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$—	$1.0	$—	$0.2	$0.1	$1.3
Current asset write-downs	0.1	—	—	—	—	0.1
Transformation and other costs	0.1	10.8	0.1	0.5	—	11.5
Asset disposition actions	—	(1.5)	—	0.9	—	(0.6)
Total restructuring, exit and impairment charges	$0.2	$10.3	$0.1	$1.6	$0.1	$12.3

The restructuring charges recorded in 2010 related to actions initiated in 2010, by reportable segment, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Total
Employee termination and other benefits	$2.0	$2.3	$0.1	$0.4	$4.8
Current asset write-downs	—	1.8	—	0.2	2.0
Transformation and other costs	0.6	8.8	—	0.9	10.3
Asset disposition actions	—	13.2	—	—	13.2
Total restructuring, exit and impairment charges	$2.6	$26.1	$0.1	$1.5	$30.3

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes the activity for restructuring, exit and impairment charges during the year ended December 31, 2012 related to actions initiated in 2011 and 2010.  The accrued costs as of December 31, 2012 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2013 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2012	Costs/(Gains) Recognized in 2012	Non-cash (Charges)/Gains	Net Cash Payments	Accrued Costs as of Dec. 31, 2012
Employee termination and other benefits	$0.8	$—	$—	$(0.6)	$0.2
Transformation and other costs:
Consolidation of manufacturing footprint	0.7	(0.2)	0.3	(0.1)	0.7
Retention and relocation costs	0.2	—	—	(0.2)	—
Asset disposition actions:
Definite-lived asset impairments on disposal	—	0.4	(0.4)	—	—
Total restructuring, exit and impairment charges	$1.7	$0.2	$(0.1)	$(0.9)	$0.9

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

The restructuring, exit and impairment charges recorded in 2012, 2011 and 2010, related to actions initiated in 2009 and 2008, by reportable segment, are summarized below:

(in millions)	2012	2011	2010
Marine Engine	$3.8	$10.8	$9.9
Boat	(1.3)	(2.0)	12.9
Fitness	—	—	0.1
Bowling & Billiards	—	0.3	0.3
Corporate	(0.2)	(0.1)	0.7
Total	$2.3	$9.0	$23.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following is a summary of the charges by category associated with the 2009 and 2008 restructuring activities recognized during 2012, 2011 and 2010:

(in millions)	2012	2011	2010
Restructuring activities:
Employee termination and other benefits	$(0.4)	$4.4	$8.3
Current asset write-downs	—	—	0.9
Transformation and other costs:
Consolidation of manufacturing footprint	4.9	11.8	12.0
Retention and relocation costs	—	—	0.2
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	—	0.3	(0.1)
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(2.2)	(7.5)	2.6
Total restructuring, exit and impairment charges	$2.3	$9.0	$23.9

The restructuring charges recorded in 2012 related to actions initiated in 2009 and 2008, by reportable segment, are summarized below:

(in millions)	Marine Engine	Boat	Corporate	Total
Employee termination and other benefits	$(0.4)	$—	$—	$(0.4)
Transformation and other costs	5.1	—	(0.2)	4.9
Asset disposition actions	(0.9)	(1.3)	—	(2.2)
Total restructuring, exit and impairment charges	$3.8	$(1.3)	$(0.2)	$2.3

The restructuring charges recorded in 2011, related to actions initiated in 2009 and 2008, by reportable segment, are summarized below:

(in millions)	Marine Engine	Boat	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$3.0	$1.4	$—	$—	$4.4
Transformation and other costs	11.9	—	0.3	(0.1)	12.1
Asset disposition actions	(4.1)	(3.4)	—	—	(7.5)
Total restructuring, exit and impairment charges	$10.8	$(2.0)	$0.3	$(0.1)	$9.0

The restructuring charges recorded in 2010, related to actions initiated in 2009 and 2008, by reportable segment, are summarized below:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Employee termination and other benefits	$2.8	$4.8	$0.1	$0.3	$0.3	$8.3
Current asset write-downs	—	0.9	—	—	—	0.9
Transformation and other costs	7.1	5.0	—	—	—	12.1
Asset disposition actions	—	2.2	—	—	0.4	2.6
Total restructuring, exit and impairment charges	$9.9	$12.9	$0.1	$0.3	$0.7	$23.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes the activity for restructuring, exit and impairment charges during the year ended December 31, 2012 related to actions initiated in 2009 and 2008.  The accrued costs as of December 31, 2012 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2015 and are included in Accrued expenses in the Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2012	Costs/(Gains) Recognized in 2012	Non-cash Gains	Net Cash Payments	Accrued Costs as of Dec. 31, 2012
Employee termination and other benefits	$9.3	$(0.4)	$—	$(7.9)	$1.0
Transformation and other costs:
Consolidation of manufacturing footprint	2.4	4.9	—	(5.8)	1.5
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	—	(2.2)	2.2	—	—
Total restructuring, exit and impairment charges	$11.7	$2.3	$2.2	$(13.7)	$2.5

Note 4 – Earnings (Loss) per Common Share

Basic earnings per common share is calculated by dividing Net earnings by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of Stock-settled Stock Appreciation Rights (SARs) and stock options (collectively “options”), non-vested stock awards and performance awards.

Basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010 were calculated as follows:

(in millions, except per share data)	2012	2011	2010
Net earnings (loss) from continuing operations	$147.4	$90.6	$(64.0)
Net earnings (loss) from discontinued operations, net of tax	(97.4)	(18.7)	(46.6)
Net earnings (loss)	$50.0	$71.9	$(110.6)

Weighted average outstanding shares – basic	89.8	89.3	88.7
Dilutive effect of common stock equivalents	2.6	2.9	—
Weighted average outstanding shares – diluted	92.4	92.2	88.7

Basic earnings (loss) per common share:
Continuing operations	$1.64	$1.02	$(0.72)
Discontinued operations	(1.08)	(0.21)	(0.53)
Net earnings (loss)	$0.56	$0.81	$(1.25)

Diluted earnings (loss) per common share:
Continuing operations	$1.59	$0.98	$(0.72)
Discontinued operations	(1.05)	(0.20)	(0.53)
Net earnings (loss)	$0.54	$0.78	$(1.25)

As of December 31, 2012, the Company had 8.2 million options outstanding, of which 5.5 million were exercisable.  This compares with 9.3 million options outstanding, of which 5.1 million were exercisable, as of December 31, 2011.  During the year ended December 31, 2012, there were 2.2 million weighted average shares of options outstanding for which the exercise price, based on the average price, was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. This compares to 3.0 million anti-dilutive weighted average shares of options outstanding that were excluded from the

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

corresponding period ended December 31, 2011. Common stock equivalents had an anti-dilutive effect on the net losses from operations during the year ended December 31, 2010 and were not included in the diluted loss per common share computation for that period. Changes in average outstanding basic shares from 2010 to 2012 reflect low levels of stock plan activity.

Note 5 – Segment Information

Brunswick is a manufacturer and marketer of leading consumer brands and operates in four reportable segments: Marine Engine, Boat, Fitness and Bowling & Billiards.  The Company’s segments are defined by management’s reporting structure and operating activities.

The Marine Engine segment manufactures and markets a full range of outboard engines, sterndrive engines, inboard engines and marine parts and accessories, which are principally sold directly to boat builders, including Brunswick's Boat segment, or through marine retail dealers and distributors worldwide. The Company's engine manufacturing plants are located mainly in the United States, China and Japan, with sales mainly to North American, European and Asian markets.

The Boat segment designs, manufactures and markets fiberglass pleasure boats, offshore fishing boats, aluminum fishing boats, pontoon boats and deck boats, which are sold primarily through dealers. The Boat segment's products are manufactured primarily in the United States. Sales to the segment's largest boat dealer, MarineMax, which has multiple locations, comprised approximately 16 percent, 18 percent and 17 percent of Boat segment sales in 2012, 2011 and 2010, respectively.

The Fitness segment designs, manufactures and markets fitness equipment, including treadmills, total body cross-trainers, stair climbers, stationary bikes and strength-training equipment. These products are manufactured primarily in the United States and Hungary or are sourced from international suppliers. Fitness equipment is sold mainly in the Americas, Europe and Asia to health club, military, government, corporate, hospitality and university facilities, and to consumers through selected mass merchants, specialty retail dealers and through the Company's Web site.

The Bowling & Billiards segment designs, manufactures and markets bowling capital equipment and associated parts and supplies, including automatic pinsetters and scorers, bowling balls and other accessories, and billiards tables and accessories. It also operates retail bowling centers. Products are manufactured or sourced mainly from the United States, Mexico and Hungary. Bowling products are sold through a direct sales force or distributors in the United States and through distributors in non-U.S. markets. Consumer billiards equipment is predominantly sold in the United States and distributed primarily through dealers.

During the first quarter of 2012, the Company realigned its global marine operations, which resulted in changes to the components of the Marine Engine and Boat reportable segments. Several Brunswick boat brands based in Europe and Asia, which include Quicksilver, Rayglass and Uttern boats, each of which were previously included in the Marine Engine segment, are now managed and included as part of the Boat segment. Additionally, the Company started evaluating segment results exclusive of certain costs associated with its defined benefit pension plans. As a result of freezing benefit accruals in its defined benefit pension plans, the Company elected to allocate only service-related costs to the operating segment results and report all other components of pension expense on a separate line included in the segment tables presented below. As a result, Interest cost, Expected return on plan assets and Amortization of net actuarial losses previously reported in the Marine Engine and Bowling & Billiards segments, as well as Corporate/Other, are now being reported in Pension - non-service costs. Pension costs associated with Service cost and Amortization of prior service cost, while not significant, remain in the reporting segments as presented in the tables below. Segment results have been revised for all periods presented to reflect the change in Brunswick's reported segments.

As discussed in Note 2 – Discontinued Operations, during the fourth quarter of 2012, Brunswick began reporting its Hatteras and Cabo boat businesses as discontinued operations. These businesses were previously reported in the Boat segment. Segment results have been restated for all periods presented to reflect this change in Brunswick's reported segments.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Information as to the operations of Brunswick's operating segments is set forth below:

Operating Segments

	Net Sales			Operating Earnings (Loss)			Total Assets
(in millions)	2012	2011	2010	2012	2011	2010	2012	2011
Marine Engine	$1,988.5	$1,905.3	$1,741.6	$243.8	$217.5	$182.8	$728.0	$649.1
Boat	1,002.6	1,007.6	916.5	(28.5)	(27.3)	(109.8)	333.7	316.5
Marine eliminations	(231.7)	(203.3)	(185.3)	—	—	—	—	—
Total Marine	2,759.4	2,709.6	2,472.8	215.3	190.2	73.0	1,061.7	965.6
Fitness	635.9	635.2	541.9	103.1	93.4	59.6	558.9	551.7
Bowling & Billiards	322.3	325.2	323.3	28.5	23.6	17.3	251.7	251.6
Pension - non-service costs	—	—	—	(24.1)	(30.4)	(37.6)	—	—
Corporate/Other	—	—	—	(58.7)	(63.1)	(49.4)	551.9	651.9
Total	$3,717.6	$3,670.0	$3,338.0	$264.1	$213.7	$62.9	$2,424.2	$2,420.8

	Depreciation			Amortization
(in millions)	2012	2011	2010	2012	2011	2010
Marine Engine	$39.0	$41.5	$50.9	$3.0	$3.7	$3.6
Boat	22.4	25.4	32.4	1.0	2.5	4.5
Fitness	5.9	5.9	8.1	0.1	0.1	0.1
Bowling & Billiards	17.2	18.4	21.0	—	—	0.6
Corporate/Other	1.4	1.9	2.7	—	—	—
Total	$85.9	$93.1	$115.1	$4.1	$6.3	$8.8

	Capital Expenditures			Research & Development Expense
(in millions)	2012	2011	2010	2012	2011	2010
Marine Engine	$56.6	$44.3	$29.5	$61.5	$56.7	$51.7
Boat	33.4	25.6	14.9	20.2	17.5	18.1
Fitness	7.5	6.9	3.7	19.2	17.6	16.7
Bowling & Billiards	17.4	9.9	4.9	4.4	4.1	3.8
Corporate/Other	0.3	0.4	0.6	—	—	—
Total	$115.2	$87.1	$53.6	$105.3	$95.9	$90.3

Geographic Segments

	Net Sales			Long-Lived Assets
(in millions)	2012	2011	2010	2012	2011
United States	$2,320.4	$2,186.4	$1,971.4	$484.9	$478.2
International	1,397.2	1,483.6	1,366.6	75.1	65.7
Corporate/Other	—	—	—	21.4	22.0
Total	$3,717.6	$3,670.0	$3,338.0	$581.4	$565.9

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$94.7	$12.7	$—	$107.4
Short-term investments in marketable securities	7.9	84.4	—	92.3
Long-term investments in marketable securities	52.1	—	—	52.1
Restricted cash	13.0	—	—	13.0
Derivatives	—	1.6	—	1.6
Equity investments	0.8	—	—	0.8
Total assets	$168.5	$98.7	$—	$267.2

Liabilities:
Derivatives	$—	$10.7	$—	$10.7
Other	8.7	36.0	—	44.7
Total liabilities	$8.7	$46.7	$—	$55.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$135.2	$—	$—	$135.2
Short-term investments in marketable securities	5.5	71.2	—	76.7
Long-term investments in marketable securities	92.9	—	—	92.9
Restricted Cash	20.0	—	—	20.0
Derivatives	—	3.9	—	3.9
Equity investments	0.7	—	—	0.7
Total assets	$254.3	$75.1	$—	$329.4

Liabilities:
Derivatives	$—	$8.0	$—	$8.0
Other	5.9	28.1	—	34.0
Total liabilities	$5.9	$36.1	$—	$42.0

Refer to Note 13 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. Other liabilities shown in the tables above include certain deferred compensation plans of the Company as well as cash-settled non-vested stock units as discussed in Note 17 – Stock Plans and Management Compensation. In addition to the items shown in the tables above, see Note 16 – Postretirement Benefits for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

During 2012 and 2011 the Company undertook various restructuring activities, as discussed in Note 3 – Restructuring Activities.  The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments.  Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value.  Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.  Other than the assets measured at fair value on a recurring basis, as shown in the table above, the definite-lived asset balances shown in the Consolidated Balance Sheets that were measured at fair value on a non-recurring basis were $20.8 million, of which $8.0 million, $7.3 million, $4.7 million and $0.8 million were measured as of December 31, 2012, September 29, 2012, December 31, 2011 and July 2, 2011, respectively.  Those balances were primarily determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 7 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Consolidated Balance Sheets in 2012 and 2011.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 12 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 1 – Significant Accounting Policies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk posed by the Company’s financing receivables is significant to its operations or financial position.  There were no significant troubled debt restructurings during 2012 .

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2012:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$1.2	$7.0	$—	$8.2
Long-term	—	—	0.6	5.3	—	5.9
Allowance for credit loss	—	—	(0.9)	(5.4)	—	(6.3)
Total	—	—	0.9	6.9	—	7.8

Third-Party Receivables:
Short-term	4.3	3.2	29.3	—	—	36.8
Long-term	—	—	24.1	—	—	24.1
Allowance for credit loss	—	—	—	—	—	—
Total	4.3	3.2	53.4	—	—	60.9

Other Receivables:
Short-term	9.2	3.1	1.3	—	0.9	14.5
Long-term	3.7	0.6	0.4	—	—	4.7
Allowance for credit loss	—	(2.8)	(0.2)	—	—	(3.0)
Total	12.9	0.9	1.5	—	0.9	16.2

Total Financing Receivables	$17.2	$4.1	$55.8	$6.9	$0.9	$84.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of December 31, 2011:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$3.0	$8.3	$—	$11.3
Long-term	—	—	1.2	4.9	—	6.1
Allowance for credit loss	—	—	(1.8)	(6.6)	—	(8.4)
Total	—	—	2.4	6.6	—	9.0

Third-Party Receivables:
Short-term	8.3	2.9	33.6	0.2	—	45.0
Long-term	—	—	33.1	0.1	—	33.2
Allowance for credit loss	—	—	—	—	—	—
Total	8.3	2.9	66.7	0.3	—	78.2

Other Receivables:
Short-term	6.1	2.6	6.0	—	7.5	22.2
Long-term	4.1	0.8	0.4	—	0.4	5.7
Allowance for credit loss	—	(2.6)	(0.4)	—	—	(3.0)
Total	10.2	0.8	6.0	—	7.9	24.9

Total Financing Receivables	$18.5	$3.7	$75.1	$6.9	$7.9	$112.1

The following table sets forth activity related to the allowance for credit loss on financing receivables during the year ended December 31, 2012:

(in millions)	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Beginning balance	$—	$1.8	$6.6	$8.4
Current period provision	—	1.4	1.0	2.4
Direct write-downs	—	(0.1)	(2.2)	(2.3)
Recoveries	—	(2.2)	—	(2.2)
Ending balance	$—	$0.9	$5.4	$6.3

Other Receivables:
Beginning balance	$2.6	$0.4	$—	$3.0
Current period provision	0.2	—	—	0.2
Direct write-downs	—	—	—	—
Recoveries	—	(0.2)	—	(0.2)
Ending balance	$2.8	$0.2	$—	$3.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The following table sets forth activity related to the allowance for credit loss on financing receivables during the year ended December 31, 2011:

(in millions)	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Beginning balance	$—	$1.4	$8.2	$—	$9.6
Current period provision	—	0.7	0.4	—	1.1
Direct write-downs	—	(0.3)	(1.8)	—	(2.1)
Recoveries	—	—	(0.2)	—	(0.2)
Ending balance	$—	$1.8	$6.6	$—	$8.4

Other Receivables:
Beginning balance	$0.8	$0.7	$—	$2.8	$4.3
Current period provision	1.8	—	—	1.0	2.8
Direct write-downs	—	—	—	(1.0)	(1.0)
Recoveries	—	(0.3)	—	(2.8)	(3.1)
Ending balance	$2.6	$0.4	$—	$—	$3.0

Note 8 – Investments

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

The following is a summary of the Company’s available-for-sale securities as of December 31, 2012:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$59.2	$—	$—	$59.2
Corporate Bonds	66.4	—	—	66.4
Commercial Paper	16.0	—	—	16.0
Certificate of Deposit	2.0	—	—	2.0
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$144.4	$—	$—	$144.4

The following is a summary of the Company’s available-for-sale securities as of December 31, 2011:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$97.7	$—	$(0.1)	$97.6
Corporate Bonds	51.7	—	—	51.7
Commercial Paper	19.5	—	—	19.5
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$169.7	$—	$(0.1)	$169.6

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The net carrying value and estimated fair value of debt securities at December 31, 2012, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$92.3	$92.3
Due after one year through two years	52.1	52.1
Total available-for-sale debt securities	$144.4	$144.4

The net carrying value and estimated fair value of debt securities at December 31, 2011, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$76.7	$76.7
Due after one year through two years	93.0	92.9
Total available-for-sale debt securities	$169.7	$169.6

The Company had $48.9 million in sales and $178.8 million in redemptions of available-for-sale securities during 2012. The Company had $125.4 million in sales and $71.5 million in redemptions of available-for-sale securities during 2011. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.1 million at December 31, 2012. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Consolidated Balance Sheets was $0.0 million at December 31, 2011.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell, or if it is more likely than not that it will be required to sell, the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.  As of December 31, 2012, there were no unrealized losses related to debt securities that required management evaluation.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 9 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. The Company did not make any contributions to its other joint ventures in 2012 or 2011, but contributed $12.4 million in 2010.

Brunswick received dividends from its unconsolidated affiliates of $0.3 million, $0.4 million, and $2.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company's sales to and purchases from its equity investments, along with the corresponding receivables and payables, were not material to the Company's overall results of operations for the years ended December 31, 2012, 2011, and 2010, or its financial position as of December 31, 2012 and 2011.

In December 2011, the Company announced plans to dissolve its Cummins MerCruiser Diesel Marine LLC joint venture between Brunswick's Mercury Marine division and Cummins Marine, a division of Cummins Inc. This announcement resulted in a $3.8 million charge to Equity loss in the Consolidated Statements of Operations during the year ended December 31, 2011. During the second quarter of 2012, the joint venture ceased operations and began the liquidation process as the joint venture's business activities were transitioned to the parent companies.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

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

The term of the BAC joint venture extends through June 30, 2014.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  In March 2011, the Company and CDFV amended the joint venture agreement to conform the financial covenant contained in that agreement to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 15 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 15 – Debt, is below $37.5 million.  As of December 31, 2012, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Consolidated Statements of Operations.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at December 31, 2012 and December 31, 2011 was $10.5 million and $10.6 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	December 31, 2012	December 31, 2011
Investment	$10.5	$10.6
Repurchase and recourse obligations (A)	72.3	72.3
Liabilities (B)	(1.6)	(1.3)
Total maximum loss exposure	$81.2	$81.6

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 12 – Commitments and Contingencies.  Repurchase and recourse obligations are mainly related to a global repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates.  The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  Amounts above exclude any potential recoveries from the value of the repurchased product.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $3.6 million, $4.6 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 10 – Goodwill and Other Intangibles

A summary of changes in the Company's goodwill during the period ended December 31, 2012, by segment follows:

(in millions)	December 31, 2011	Acquisitions	Impairments	Adjustments	December 31, 2012
Marine Engine	$20.4	$—	$—	$0.7	$21.1
Fitness	269.9	—	—	0.7	270.6
Total	$290.3	$—	$—	$1.4	$291.7

A summary of changes in the Company's goodwill during the period ended December 31, 2011, by segment follows:

(in millions)	December 31, 2010	Acquisitions	Impairments	Adjustments	December 31, 2011
Marine Engine	$20.2	$—	$—	$0.2	$20.4
Fitness	270.7	—	—	(0.8)	269.9
Total	$290.9	$—	$—	$(0.6)	$290.3

Adjustments in 2012 and 2011 relate to the effect of foreign currency translation on goodwill denominated in currencies other than the U.S. dollar.

A summary of changes in the Company's trade names, included within Other intangibles, net on the Consolidated Balance Sheets during the period ended December 31, 2012, by segment follows:

(in millions)	December 31, 2011	Acquisitions	Impairments	Adjustments	December 31, 2012
Marine Engine	$18.0	$—	$—	$0.1	$18.1
Boat	11.1	—	(1.5)	—	9.6
Fitness	0.5	—	—	—	0.5
Total	$29.6	$—	$(1.5)	$0.1	$28.2

A summary of changes in the Company's trade names during the period ended December 31, 2011, by segment follows:

(in millions)	December 31, 2010	Acquisitions	Impairments	Adjustments	December 31, 2011
Marine Engine	$17.9	$—	$—	$0.1	$18.0
Boat	11.1	—	—	—	11.1
Fitness	0.5	—	—	—	0.5
Total	$29.5	$—	$—	$0.1	$29.6

Adjustments in 2012 and 2011 primarily relate to the effect of foreign currency translation on trade names denominated in currencies other than the U.S. dollar.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Other intangibles consist of the following:

	December 31, 2012		December 31, 2011
(in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$227.8	$(219.0)	$227.6	$(214.9)
Other	14.0	(12.9)	13.9	(12.7)
Total	$241.8	$(231.9)	$241.5	$(227.6)

Other amortized intangible assets include patents, non-compete agreements and other intangible assets. Gross amounts and related accumulated amortization amounts include adjustments related to the impact of foreign currency translation. Aggregate amortization expense for intangibles was $4.1 million, $6.3 million and $8.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for intangible assets is approximately $3 million for the year ending December 31, 2013, approximately $3 million in 2014, approximately $2 million in 2015, approximately $1 million in 2016, and approximately $1 million in 2017.

Note 11 – Income Taxes

The sources of Earnings (loss) before income taxes were as follows:

(in millions)	2012	2011	2010
United States	$134.0	$45.7	$(99.3)
Foreign	47.0	65.0	61.2
Earnings (loss) before income taxes	$181.0	$110.7	$(38.1)

The Income tax provision consisted of the following:

(in millions)	2012	2011	2010
Current tax expense:
U.S. Federal	$4.1	$—	$0.2
State and local	2.2	1.6	1.3
Foreign	19.0	19.2	18.8
Total current	25.3	20.8	20.3

Deferred tax expense (benefit):
U.S. Federal	11.7	6.0	3.8
State and local	(0.9)	0.8	1.3
Foreign	(2.5)	(7.5)	0.5
Total deferred	8.3	(0.7)	5.6

Total provision	$33.6	$20.1	$25.9

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Temporary differences and carryforwards giving rise to deferred tax assets and liabilities at December 31, 2012 and 2011, were as follows:

(in millions)	2012	2011
Current deferred tax assets:
Product warranties	$48.1	$48.5
Sales incentives and discounts	26.8	23.6
Other	81.5	86.7
Gross current deferred tax assets	156.4	158.8
Valuation allowance	(130.1)	(135.8)
Total net current deferred tax assets	26.3	23.0

Current deferred tax liabilities:
Other	(7.5)	(8.0)
Total current deferred tax liabilities	(7.5)	(8.0)
Total net current deferred taxes	$18.8	$15.0

Non-current deferred tax assets:
Pension	$183.3	$196.0
Loss carryforwards	107.3	147.9
Tax credit carryforwards	156.2	158.2
Postretirement and postemployment benefits	28.8	34.1
Equity compensation	25.7	23.4
Other	68.6	48.5
Gross non-current deferred tax assets	569.9	608.1
Valuation allowance	(587.4)	(592.6)
Total net non-current deferred tax assets	(17.5)	15.5

Non-current deferred tax liabilities:
Unremitted foreign earnings and withholding	(29.9)	(33.3)
State and local income taxes	(35.0)	(34.9)
Other	(10.3)	(29.3)
Total non-current deferred tax liabilities	(75.2)	(97.5)

Total net non-current deferred taxes	$(92.7)	$(82.0)

At December 31, 2012, the Company had a total valuation allowance of $717.5 million, of which $130.1 million was current and $587.4 million was non-current. This valuation allowance is primarily due to uncertainty concerning the realization of certain net deferred tax assets. For the year ended December 31, 2012, the valuation allowance decreased $10.9 million, mainly as a result of loss carryforwards being utilized. The remaining realizable value of net deferred tax assets at December 31, 2012 was determined by evaluating the potential to recover the value of these assets through the utilization of tax loss and credit carrybacks and certain tax planning strategies.

At December 31, 2012, in certain jurisdictions, the Company remained in a cumulative loss position over the last three years for book purposes; however, it is possible the Company will be out of this position by the end of 2013 in certain significant jurisdictions. Accordingly, the Company will be evaluating the need to maintain its valuation allowances against the corresponding deferred tax assets. It is possible that a significant portion of the Company's December 31, 2012 valuation allowance balances could be reversed by the end of 2013.

At December 31, 2012, the tax benefit of loss carryovers totaling $107.9 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $69.6 million for the tax benefit of state net operating loss (NOL) carryforwards, $20.1 million for the tax benefit of foreign NOL carryforwards and $18.2 million for the tax benefit of unused capital losses. NOL

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

carryforwards of $72.5 million expire at various intervals between the years 2013 and 2032, while $17.2 million have an unlimited life.

At December 31, 2012, tax credit carryforwards totaling $156.2 million were available to reduce future tax liabilities. This deferred tax asset was comprised of $60.3 million related to foreign tax credits, $66.6 million related to general business credits and other miscellaneous federal credits, and $29.3 million of various state tax credits related to research and development, capital investment and job incentives. The above credits expire at various intervals between the years 2013 and 2032.

The Company has historically provided deferred taxes for the presumed ultimate repatriation to the United States of earnings from all non-U.S. subsidiaries and unconsolidated affiliates. The indefinite reversal criterion has been applied to certain entities and allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

The Company had undistributed earnings of foreign subsidiaries of $21.5 million and $34.8 million at December 31, 2012 and 2011, respectively, for which deferred taxes have not been provided as such earnings are presumed to be indefinitely reinvested in the foreign subsidiaries. If such earnings were repatriated, additional tax provisions may result. The Company continues to provide deferred taxes, as required, on the undistributed net earnings of foreign subsidiaries and unconsolidated affiliates that are not deemed to be indefinitely reinvested in operations outside the United States.

As of December 31, 2012, 2011 and 2010 the Company had $27.8 million, $26.9 million and $36.9 million of gross unrecognized tax benefits, including interest, respectively. Of these amounts, $26.8 million, $25.3 million, and $35.0 million, respectively, represent the portion that, if recognized, would impact the Company's tax provision and the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012, 2011 and 2010 the Company had $3.1 million, $2.5 million and $4.9 million accrued for the payments of interest, respectively, and no amounts accrued for penalties.

The following is a reconciliation of the total amounts of unrecognized tax benefits excluding interest and penalties for the 2012 and 2011 annual reporting periods:

(in millions)	2012	2011
Balance at January 1	$24.4	$32.0
Gross increases - tax positions prior periods	3.7	3.9
Gross decreases - tax positions prior periods	(1.4)	(6.0)
Gross increases - current period tax positions	1.5	1.0
Decreases - settlements with taxing authorities	(2.2)	(5.0)
Reductions - lapse of statute of limitations	(1.1)	(1.5)
Other - CTA	(0.2)	(0.0)
Balance at December 31	$24.7	$24.4

The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits as of December 31, 2012 could decrease by approximately $19.6 million in 2013 due to settlements with taxing authorities or lapses in the statue of limitations. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2013, but the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Company's taxable years 2009 through 2011 are currently open for examination by the Internal Revenue Service (IRS). The IRS has completed its field examination and has issued its Revenue Agents Report for 2006 through 2009 and all open issues have been resolved. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year. With the exception of Germany, where the Company received the final Tax Auditor's Report in the first quarter of 2012 for taxable years 1998 through 2001, and is currently under audit for taxable years 2002 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2007.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The difference between the actual income tax provision and the tax provision (benefit) computed by applying the statutory Federal income tax rate to Earnings (loss) before income taxes is attributable to the following:

(in millions)	2012	2011	2010
Income tax provision (benefit) at 35 percent	$63.4	$38.7	$(13.3)
State and local income taxes, net of Federal income tax effect	0.1	(0.1)	(5.5)
Deferred tax asset valuation allowance	(31.2)	(6.1)	62.7
Income attributable to domestic production activities	(2.8)	—	—
Asset dispositions and write-offs	—	(13.1)	(2.1)
Change in estimates related to prior years and prior years amended tax return filings	(1.4)	(0.4)	1.1
Federal and state tax credits	(0.3)	(5.9)	(21.3)
Taxes related to foreign income, net of credits	4.9	2.0	8.0
Taxes related to unremitted earnings	(3.4)	6.8	(5.3)
Tax reserve reassessment	3.8	(5.8)	0.2
Other	0.5	4.0	1.4
Actual income tax provision	$33.6	$20.1	$25.9

Effective tax rate	18.6%	18.2%	(68.0)%

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the Act) was signed into law. Some of the provisions of the Act were retroactive to January 1, 2012, including the Research and Experimentation Credit (R&D Credit), which was extended through the end of 2013. The retroactive impact of the R&D Credit will be recorded as a discrete item in the Company's financial statements in the first quarter of 2013. However, the Company does not expect that the R&D Credit will have an impact on the 2013 effective tax rate while the Company remains in a full valuation allowance in the federal tax jurisdiction.

Income tax provision (benefit) allocated to continuing operations and discontinued operations for the years ended December 31 was as follows:

(in millions)	2012	2011	2010
Continuing operations	$33.6	$20.1	$25.9
Discontinued operations	0.7	(2.7)	—
Total tax provision	$34.3	$17.4	$25.9

Note 12 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of December 31, 2012 and December 31, 2011 were:

	Single Year Obligation		Maximum Obligation
(in millions)	2012	2011	2012	2011
Marine Engine	$5.7	$7.4	$5.7	$7.4
Boat	2.8	2.1	2.8	2.1
Fitness	25.6	27.5	30.9	31.3
Bowling & Billiards	1.0	2.5	1.6	4.6
Total	$35.1	$39.5	$41.0	$45.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $2.1 million and $4.4 million accrued for potential losses related to recourse exposure at December 31, 2012 and December 31, 2011, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The potential cash payments the Company could be required to make to repurchase collateral as of December 31, 2012 and December 31, 2011 were:

	Single Year Obligation		Maximum Obligation
(in millions)	2012	2011	2012	2011
Marine Engine	$1.7	$1.3	$1.7	$1.3
Boat	83.2	83.8	103.2	103.8
Bowling & Billiards	0.4	0.3	0.4	0.3
Total	$85.3	$85.4	$105.3	$105.4

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $2.0 million and $1.3 million accrued for potential losses related to repurchase exposure at December 31, 2012 and December 31, 2011, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

The Company has recorded its estimated net liability associated with losses from these guarantee and repurchase obligations on its Consolidated Balance Sheets based on historical experience and current facts and circumstances.  Historical cash requirements and losses associated with these obligations have not been significant, but could increase if dealer defaults exceed current expectations.

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $36.8 million and $45.0 million was recorded in Accounts and notes receivable and Accrued expenses as of December 31, 2012 and December 31, 2011, respectively.  Further, the long-term portion of these arrangements of $24.1 million and $33.2 million as of December 31, 2012 and December 31, 2011, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $44.1 million as of December 31, 2012.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $6.2 million as collateral against $18.0 million of outstanding surety bonds as of December 31, 2012.

During the third quarter of 2011, the Company entered into a collateral trust arrangement with an insurance carrier and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations.  In connection with this arrangement, the Company transferred $20.0 million of cash into the trust, and canceled an equal amount of letters of credit which had been previously provided as collateral against these obligations.  During the fourth quarter of 2012, the insurance carrier reduced the required collateral amount to $13.0 million, which resulted in a $7.0 million transfer of cash from Restricted cash to Cash and cash equivalents in the Company's Consolidated Balance Sheets. The remaining cash assets included in the trust are classified as Restricted cash on the Company’s Consolidated Balance Sheet.

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized.  The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim.  The Company adjusts its liability for specific

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

warranty matters when they become known and the exposure can be estimated.  The Company’s warranty reserves are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure.  If actual costs differ from estimated costs, the Company must make a revision to the warranty reserve.

The following activity related to product warranty liabilities was recorded in Accrued expenses during the year ended December 31, 2012 and December 31, 2011:

(in millions)	2012	2011
Balance at beginning of period	$129.9	$145.8
Payments made	(70.5)	(79.0)
Provisions/additions for contracts issued/sold	62.3	61.5
Aggregate changes for preexisting warranties	(1.4)	1.6
Warranty liability assumed from joint venture	7.4	—
Balance at end of period	$127.7	$129.9

In the second quarter of 2012, the Company assumed its share of the warranty liability from Cummins MerCruiser Diesel Marine LLC, the joint venture between Brunswick’s Mercury Marine division and Cummins Marine, a division of Cummins Inc., in connection with the dissolution of the joint venture as discussed in Note 8 – Investments.

Additionally, customers in the Company's Marine Engine, Boat and Fitness segments may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $49.4 million and $41.4 million at December 31, 2012 and December 31, 2011, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

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

The environmental remediation and clean-up projects in which Brunswick is involved have an aggregate estimated range of exposure of approximately $42.0 million to $68.0 million as of December 31, 2012. At December 31, 2012 and 2011, Brunswick had reserves for environmental liabilities of $43.6 million and $48.0 million, respectively, reflected in Accrued expenses and Other long-term liabilities in the Consolidated Balance Sheets. There were environmental provisions of $0.7 million, $1.2 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Brunswick accrues for environmental remediation-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated. All accrued amounts are generally determined in coordination with third-party experts on an undiscounted basis and do not consider recoveries from third parties until such recoveries are realized. In light of existing reserves, the Company's environmental claims, when finally resolved, are not expected, in the opinion of management, to have a material adverse effect on the Company's consolidated financial position or results of operations.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Note 13 – Financial Instruments

The Company operates globally, with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks.  The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the years ended December 31, 2012, 2011 and 2010. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments at December 31, 2012.

Cash Flow Hedges. The Company enters into certain derivative instruments that are designated and qualify as cash flow hedges.  The Company executes both forward and option contracts, based on forecasted transactions, to manage foreign exchange exposure mainly related to inventory purchase and sales transactions.  The Company also enters into commodity swap agreements, based on anticipated purchases of aluminum, copper and natural gas, to manage risk related to price changes.  In addition, the Company enters into forward starting interest rate swaps to hedge the interest rate risk associated with the anticipated issuance of debt.

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of December 31, 2012, the term of derivative instruments hedging forecasted transactions ranged from one to 14 months.

The following activity related to cash flow hedges was recorded in Accumulated other comprehensive loss as of December 31:

	Accumulated Unrealized Derivative
	Gains (Losses)
	2012		2011
(in millions)	Pretax	After-tax	Pretax	After-tax
Beginning balance	$(0.9)	$(4.3)	$3.1	$(0.3)
Net change associated with current period hedging activity	(10.0)	(10.0)	(9.8)	(9.8)
Net amount recognized into earnings (loss)	3.6	3.6	5.8	5.8
Ending balance	$(7.3)	$(10.7)	$(0.9)	$(4.3)

Other Hedging Activity. The Company has entered into certain foreign currency forward contracts that have not been designated as a hedge for accounting purposes. These contracts are used to manage foreign currency exposure related to changes in the value of assets or liabilities caused by changes in foreign exchange rates.  The change in the fair value of the foreign currency derivative contract and the corresponding change in the fair value of the asset or liability of the Company are both recorded through earnings, each period as incurred.

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

Forward exchange contracts outstanding at December 31, 2012 and December 31, 2011 had notional contract values of $116.0 million and $112.1 million, respectively.  Option contracts outstanding at December 31, 2012 and December 31, 2011, had notional contract values of $69.7 million and $106.8 million, respectively.  The forward and options contracts outstanding at December 31, 2012, mature during 2013 and mainly relate to the Euro, Japanese yen, Canadian dollar, Mexican peso, Australian dollar, British pound, Swedish krona, Norwegian krone and New Zealand dollar. As of December 31, 2012, the Company estimates that during the next 12 months, it will reclassify approximately $3.3 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company entered into forward starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. Forward starting interest rate swaps outstanding at December 31, 2012 and December 31, 2011 had notional contract values of $100.0 million and $50.0 million, respectively.

As of December 31, 2012 and December 31, 2011, the Company had $3.7 million of net deferred losses and $0.5 million of net deferred gains, respectively, associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on $250.0 million of notional value forward starting interest rate swaps terminated in July 2006, net of losses deferred on $150.0 million of forward starting swaps, which were terminated in August 2008, and losses deferred on $100.0 million of notional value forward starting swaps, which were outstanding at December 31, 2012.  As of December 31, 2012, the Company estimates that during the next 12 months, it will reclassify approximately $0.9 million of net gains resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at December 31, 2012 and December 31, 2011 had notional contract values of $26.0 million and $27.1 million, respectively.  The contracts outstanding mature through 2014.  The amount of gain or loss associated with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of December 31, 2012, the Company estimates that during the next 12 months it will reclassify approximately $0.3 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of December 31, 2012, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$0.8	Accrued expenses	$3.7
Commodity contracts	Prepaid expenses and other	0.7	Accrued expenses	1.0
Interest rate contracts	Prepaid expenses and other	0.1	Accrued expenses	5.8
Total		$1.6		$10.5

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$—	Accrued expenses	$0.2
Total		$—		$0.2

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2011, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$3.8	Accrued expenses	$1.4
Commodity contracts	Prepaid expenses and other	—	Accrued expenses	4.1
Interest rate contracts	Prepaid expenses and other	—	Accrued expenses	2.4
Total		$3.8		$7.9

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.1	Accrued expenses	$0.1
Total		$0.1		$0.1

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2012 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(3.2)	Interest expense	$0.9
Foreign exchange contracts	(6.3)	Cost of sales	(0.1)
Commodity contracts	(0.5)	Cost of sales	(4.4)
Total	$(10.0)		$(3.6)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$0.7
Foreign exchange contracts	Other income (expense), net	(0.2)
Total		$0.5

The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2011 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(2.4)	Interest expense	$0.9
Foreign exchange contracts	(3.8)	Cost of sales	(9.8)
Commodity contracts	(3.6)	Cost of sales	3.1
Total	$(9.8)		$(5.8)

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(1.4)
Foreign exchange contracts	Other income (expense), net	—
Total		$(1.4)

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

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At December 31, 2012 and 2011, the fair value of the Company’s long-term debt was approximately $605.1 million and $703.1 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 6 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $570.1 million as of December 31, 2012.

Note 14 – Accrued Expenses

Accrued Expenses at December 31, 2012 and 2011 were as follows:

(in millions)	2012	2011
Compensation and benefit plans	$149.2	$168.7
Product warranties	127.7	129.9
Sales incentives and discounts	83.3	77.1
Repurchase, recourse and secured obligations	41.0	50.7
Deferred revenue and customer deposits	46.8	39.7
Insurance reserves	39.2	41.3
Interest	12.6	18.6
Real, personal and other non-income taxes	10.5	10.9
Derivatives	10.7	8.0
Environmental reserves	5.7	9.5
Other	49.5	52.9
Total accrued expenses	$576.2	$607.3

Note 15 – Debt

Short-term debt at December 31, 2012 and December 31, 2011 consisted of the following:

(in millions)	2012	2011
Current maturities of long-term debt	$6.5	$1.5
Other short-term debt	1.7	0.9
Total short-term debt	$8.2	$2.4

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of December 31, 2012, the borrowing

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

base totaled $297.1 million, and available borrowing capacity totaled $272.8 million, net of $24.3 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of December 31, 2012.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of December 31, 2012.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of December 31, 2012.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of December 31, 2012): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of 2012, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.  Upon entering into the Facility in March 2011, the Company terminated its existing Mercury Receivables ABL Facility and its $400.0 million secured, asset-based facility, which was set to expire in May 2012.  As a result of terminating these agreements, the Company wrote off $1.1 million of deferred debt issuance costs during the first quarter of 2011.

Long-term debt at December 31, 2012 and December 31, 2011 consisted of the following:

(in millions)	2012	2011
Senior notes, 11.25% due 2016, net of discount of $4.1 and $5.9	$245.7	$287.9
Notes, 7.125% due 2027, net of discount of $0.6 and $0.6	166.0	167.2
Debentures, 7.375% due 2023, net of discount of $0.3 and $0.3	108.4	114.4
Senior notes, 11.25%, due 2013	—	73.0
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $6.6 and $7.3	41.1	42.7
Notes, various up to 5.892% payable through 2022	8.9	6.7
Total long-term debt	570.1	691.9
Current maturities of long-term debt	(6.5)	(1.5)
Long-term debt, net of current maturities	$563.6	$690.4

Scheduled maturities, net of discounts:

2013	$6.5
2014	6.1
2015	5.5
2016	251.2
2017	5.6
Thereafter	295.2
Total long-term debt including current maturities	$570.1

As provided under the terms of its loan agreement with the Fond du Lac County Economic Development Corporation, the Company deferred the first interest payment of $2.7 million due December 2012 and added the amount to the outstanding principal balance. Also under the term of this loan, up to a maximum of 43 percent of the principal due annually can be forgiven if the Company achieves certain employment targets as outlined in the agreement. The amount of loan forgiveness is based on average employment levels at the end of the previous four quarters. Total loan forgiveness for the year ended December 31, 2012 was $1.7 million or 34 percent of the principal due.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company’s debt-repurchase activity for the years ended December 31, 2012 and December 31, 2011 was as follows:

(in millions)	2012	2011
Senior notes, 11.25%, due 2013	$73.0	$44.2
Senior notes, 11.25%, due 2016	44.0	56.2
Notes, 7.125%, due 2027	1.2	32.1
Debentures, 7.375%, due 2023	6.0	10.3
Total debt repurchases	$124.2	$142.8
Loss on early extinguishment of debt	$16.3	$19.8

Note 16 – Postretirement Benefits

Overview. The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. The expense related to the defined contribution plans was $34.2 million, $30.9 million and $25.0 million in 2012, 2011 and 2010, respectively. Company contributions to multiemployer plans were $0.6 million, $0.5 million and $0.3 million in 2012, 2011 and 2010, respectively. The multiemployer plans are not significant individually or in the aggregate.

The Company's domestic pension and retiree health care and life insurance benefit plans, which are discussed below, provide benefits based on years of service and, for some plans, average compensation prior to retirement. The Company uses a December 31 measurement date for these plans. The Company's foreign postretirement benefit plans are not significant individually or in the aggregate.

Plan Developments. During 2012, 2011 and 2010, the Company froze future benefit accruals for certain hourly pension plan participants. The Company recognized these actions as curtailments. Additionally, benefit freezes in the retiree medical and life insurance benefit plan for certain hourly participants were recognized as negative plan amendments due to the elimination of benefits earned. In connection with the negative plan amendments, the Company recognized reductions of its benefit obligation for hourly retiree medical and life insurance benefit plans of $0.2 million and $6.1 million in 2012 and 2011, respectively.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company's postretirement benefit obligation and net periodic benefit cost do not reflect the effects of the Act, as the Company does not anticipate qualifying for the subsidy based on its current plan designs.

Costs. Pension and other postretirement benefit costs included the following components for 2012, 2011 and 2010:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2012	2011	2010	2012	2011	2010
Service cost	$0.2	$1.1	$1.1	$—	$0.2	$0.4
Interest cost	57.7	62.4	64.8	2.4	3.2	3.9
Expected return on plan assets	(55.2)	(53.3)	(49.5)	—	—	—
Amortization of prior service costs (credits)	—	0.4	0.4	(6.3)	(5.2)	(3.9)
Amortization of net actuarial losses	21.9	21.3	22.2	0.7	1.0	—
Curtailment loss	0.1	0.3	0.1	—	—	—
Net pension and other benefit costs	$24.7	$32.2	$39.1	$(3.2)	$(0.8)	$0.4

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Benefit Obligations and Funded Status. A reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending December 31, 2012, and a statement of the funded status at December 31 for these years for the Company's pension and other postretirement benefit plans follow:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2012	2011	2012	2011
Reconciliation of benefit obligation:
Benefit obligation at previous December 31	$1,319.3	$1,214.2	$69.9	$77.8
Service cost	0.2	1.1	—	0.2
Interest cost	57.7	62.4	2.4	3.2
Participant contributions	—	—	1.3	1.7
Actuarial losses (gains)	84.5	113.1	(5.5)	2.8
Benefit payments	(73.7)	(71.5)	(9.9)	(9.7)
Plan amendments	—	—	(0.2)	(6.1)
Benefit obligation at December 31	1,388.0	1,319.3	58.0	69.9

Reconciliation of fair value of plan assets:
Fair value of plan assets at previous December 31	795.7	740.4	—	—
Actual return on plan assets	107.6	47.2	—	—
Employer contributions	69.0	79.6	8.6	8.0
Participant contributions	—	—	1.3	1.7
Benefit payments	(73.7)	(71.5)	(9.9)	(9.7)
Fair value of plan assets at December 31	898.6	795.7	—	—

Funded status at December 31	$(489.4)	$(523.6)	$(58.0)	$(69.9)

The amounts included in the Company's Consolidated Balance Sheets as of December 31, 2012 and 2011, were as follows:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2012	2011	2012	2011
Accrued expenses	$4.0	$4.0	$7.1	$9.2
Postretirement benefit liabilities	485.4	519.6	50.9	60.7
Net amount recognized	$489.4	$523.6	$58.0	$69.9

As of December 31, 2012 and 2011, the projected and accumulated benefit obligations for the Company's pension plans were in excess of plan assets for all plans. The projected and accumulated benefit obligations and fair value of plan assets for the Company's qualified and nonqualified pension plans at December 31 were as follows:

(in millions)	2012	2011
Projected benefit obligation	$1,388.0	$1,319.3
Accumulated benefit obligation	$1,388.0	$1,319.3
Fair value of plan assets	$898.6	$795.7
Funded status	65%	60%

The funded status of these pension plans includes the projected and accumulated benefit obligations for the Company's unfunded, nonqualified pension plan of $42.3 million and $43.1 million at December 31, 2012 and 2011, respectively.

The Company's nonqualified pension plan and other postretirement benefit plans are not funded.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss). The following pretax activity related to pensions and other postretirement benefits was recorded in Accumulated other comprehensive income (loss) as of December 31:

	Pension Benefits		Other Postretirement Benefits
(in millions)	2012	2011	2012	2011
Prior service costs (credits)
Beginning balance	$0.1	$0.8	$(24.3)	$(23.4)
Prior service costs (credits) arising during the period	—	—	(0.2)	(6.1)
Amount recognized as component of net benefit costs	(0.1)	(0.7)	6.3	5.2
Ending balance	—	0.1	(18.2)	(24.3)

Net actuarial losses
Beginning balance	591.9	494.1	15.0	13.2
Actuarial losses (gains) arising during the period	32.1	119.1	(5.5)	2.8
Amount recognized as component of net benefit costs	(21.9)	(21.3)	(0.7)	(1.0)
Ending balance	602.1	591.9	8.8	15.0

Total	$602.1	$592.0	$(9.4)	$(9.3)

The estimated pretax prior service cost and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2012, expected to be recognized as components of net periodic benefit cost in 2013 for the Company's pension plans, are $0.0 million and $21.4 million, respectively. The estimated pretax prior service credit and net actuarial loss in Accumulated other comprehensive income (loss) at December 31, 2012, expected to be recognized as components of net periodic benefit cost in 2013 for the Company's other postretirement benefit plans, are $5.7 million and $1.3 million, respectively.

Prior service costs and credits associated with other postretirement benefits are being amortized on a straight-line basis over the average future working lifetime to full eligibility for active hourly plan participants and over the average remaining life expectancy for those plans' participants who are fully eligible for benefits. Actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market value of assets are amortized over the remaining service period of active plan participants and over the average remaining life expectancy of inactive plan participants.

Other Postretirement Benefits. Once participants eligible for other postretirement benefits turn 65 years old, the health care benefits become a flat dollar amount based on age and years of service. The assumed health care cost trend rate for other postretirement benefits for pre-age 65 benefits as of December 31 was as follows:

	Pre-age 65 Benefits
	2012	2011
Health care cost trend rate for next year	7.5%	7.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has an effect on the amounts reported. A one percent change in the assumed health care trend rate at December 31, 2012, would have the following effects:

(in millions)	One Percent Increase	One Percent Decrease
Effect on total service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	$0.5	$(0.5)

The Company monitors the cost of health care and life insurance benefit plans and reserves the right to make additional changes or terminate these benefits in the future.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Assumptions. Weighted average assumptions used to determine pension and other postretirement benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate	4.00%	4.50%	3.60%	4.20%
Rate of compensation increase(A)	—	—	—	—

(A) Assumption used in determining pension benefit obligation only. The rate of compensation increase was reduced to 0.00% at December 31, 2008, as a result of the decision to freeze future benefit accruals for those plans where benefits are based on average compensation.

Weighted average assumptions used to determine net pension and other postretirement benefit costs for the years ended December 31 were as follows:

	2012	2011	2010
Discount rate for pension benefits(A)	4.50%	5.20%-5.30%	5.85%
Discount rate for other postretirement benefits(A)	4.20%	4.65%-4.80%	5.45%
Long-term rate of return on plan assets(B)	7.00%	7.25%	7.50%
Rate of compensation increase(B)	—	—	—

(A) Range of discount rates in 2011 reflects the remeasurements of pension and postretirement benefit costs during the year due to negative plan amendments and curtailments recognized.

(B) Assumption used in determining pension benefit cost only.

The Company utilizes a yield curve analysis to determine the discount rates for pension and other postretirement benefit obligations. The yield curve analysis matches the cash flows of the Company's benefit obligations. In 2011 and 2010, the yield curve consists of spot interest rates at half yearly increments for each of the next 30 years and was developed based on pricing and yield information for high quality corporate bonds rated Aa by Moody's, excluding callable bonds, bonds of less than a minimum size and other filtering criteria. In 2012, the criteria to select bonds for the yield curve was expanded to include other high quality bonds such as those rated Aa by either Moody's or Standard & Poor's, private placement bonds that are traded in reliance with Rule 144A and are at least two years from date of issuance, bonds with make-whole provisions and bonds issued by foreign corporations that are denominated in U.S. dollars. Additionally, the Company's yield curve methodology in 2012 was modified to only include bonds having a yield that is greater than the regression mean yield curve as the Company believes this methodology represents a more appropriate estimate of the rates at which the Company could effectively settle its pension obligations.

The Company evaluates its assumption regarding the estimated long-term rate of return on plan assets based on historical experience, future expectations of investment returns, asset allocations, investment strategies and views of investment professionals. The Company's long-term rate of return on assets assumptions of 7.00 percent for 2012, 7.25 percent for 2011, and 7.50 percent for 2010, reflects expectations of projected weighted average market returns for the plans' assets. These changes in expected returns reflected adjustments to the Company's targeted asset allocation.

Master Trust Investments. Assets of the Company's Master Pension Trust (Trust) are invested solely in the interest of the plan participants for the purpose of providing benefits to participants and their beneficiaries. Investment decisions within the Trust are made after giving appropriate consideration to the prevailing facts and circumstances that a prudent person acting in a like capacity would use in a similar situation, and follow the guidelines and objectives established within the investment policy statement for the Trust. In general, the Trust's investment strategy is to invest in a diversified portfolio of assets that will generate returns equal to or in excess of the discount rate used to measure plan liabilities. The excess returns generated from this strategy will contribute to improving the funded position of the plan. In order for returns to exceed the discount rate, the Trust will invest in equities and other asset classes which have had historically higher rates of returns than fixed income investments. These asset classes have also had lower correlations to changes in plan liabilities resulting from changes in the discount rate. All investments are continually monitored and reviewed, with a focus on asset allocation, investment vehicles and performance of the individual investment managers, as well as overall Trust performance. Over time, the Company will be shifting a greater percentage of the Trust's assets into long-term fixed-income securities, with an objective of achieving an improved matching of asset returns with changes in liabilities. The Company will consider these changes in asset allocation based on a number of factors including improvements in the plans' funded position, performance of equity investments and changes in the discount rate used to measure plan liabilities.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Trust asset allocation at December 31, 2012 and 2011, and target allocations for December 31, 2012 were as follows:

	2012	2011	Target Allocations
Equity securities:
United States	37%	46%	38%
International	7%	8%	7%
Fixed-income securities	49%	42%	55%
Short-term investments	7%	4%	—
Total	100%	100%	100%

The fair values of the Trust's pension assets at December 31, 2012, by asset class were as follows:

	Fair Value Measurements at December 31, 2012 (A)
(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$62.0	$0.1	$61.9	$—
Equity securities: (B)
United States	336.7	—	336.7	—
International	60.6	—	60.6	—
Fixed-income securities:
Government securities (C)	146.5	102.7	43.8	—
Corporate securities (D)	117.5	—	117.5	—
Commingled funds (E)	174.2	—	174.2	—
Total pension assets at fair value	897.5	$102.8	$794.7	$—
Other assets (F)	1.1
Total pension plan net assets	$898.6

(A) See Note 6 – Fair Value Measurements for a description of levels within the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. A description of the valuation methodologies is provided following these tables. There were no transfers in and/or out of Level 1, Level 2 and Level 3 in 2012.

(B) The equity assets are invested in two indexed funds based on the Russell 3000 Index (U.S.) and the MSCI EAFE Equity Index (International). The Trust did not directly own any of the Company's common stock as of December 31, 2012.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The fair values of the Trust's pension assets at December 31, 2011, by asset class were as follows:

	Fair Value Measurements at December 31, 2011 (A)
(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Class	Total	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$28.9	$0.1	$28.8	$—
Equity securities: (B)
United States	367.2	—	367.2	—
International	65.4	—	65.4	—
Fixed-income securities:
Government securities (C)	113.6	75.6	38.0	—
Corporate securities (D)	98.5	—	98.5	—
Commingled funds (E)	126.5	—	126.5	—
Total pension assets at fair value	800.1	$75.7	$724.4	$—
Other liabilities (F)	(4.4)
Total pension plan net assets	$795.7

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

(B) The majority of equity assets are invested in two indexed funds based on the Russell 3000 Index (U.S.) and the MSCI EAFE Equity Index (International). The Trust did not directly own any of the Company's common stock as of December 31, 2011.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. See Note 6 – Fair Value Measurements for further description of the procedures the Company performs with respect to its Level 2 measurements:

Equity securities: The indexed equity funds are valued at the net asset value (NAV) provided by the investment managers. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. The indexed equity funds are invested in portfolios of equity securities with the goal of matching returns to specific indices. Investments in United States equity securities are invested in an index fund that tracks the Russell 3000 index, which is an all cap market index. International equities are invested in an index fund that tracks the MSCI EAFE index, which is an index that tracks international equity markets of developed countries worldwide.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Other investments: Derivative instruments are valued using market indices.

There were no pension plan assets using significant unobservable inputs (Level 3) for the year ended December 31, 2012 and December 31, 2011.

Expected Cash Flows. The expected cash flows for the Company's pension and other postretirement benefit plans follow:

(in millions)	Pension Benefits	Other Postretirement Benefits
Company contributions expected to be made in 2013 (A)	$54.0	$7.1
Expected benefit payments (which reflect future service):
2013	$78.5	$7.1
2014	$80.1	$6.0
2015	$81.5	$5.4
2016	$82.4	$4.9
2017	$83.3	$4.6
2018-2022	$418.9	$17.6

(A) The Company currently anticipates contributing approximately $50.0 million to fund the qualified pension plans and approximately $4.0 million to cover benefit payments in the unfunded, nonqualified pension plan in 2013. Company contributions are subject to change based on market conditions or Company discretion.

The Company also provides postemployment benefits to qualified former or inactive employees. The pretax prior service credits in Accumulated other comprehensive income (loss) recognized in income was $1.3 million in both 2012 and 2011. The estimated pretax prior service credit in Accumulated other comprehensive income (loss) at December 31, 2012, expected to be recognized in income in 2013, is $1.3 million.

Note 17 – Stock Plans and Management Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares from treasury shares and from authorized, but unissued, shares of common stock.  As of December 31, 2012, 2.3 million shares were available for grant.

Stock Options and SARs

Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options. The exercise price of stock options and SARs issued under the Plan cannot be less than the fair market value of the underlying shares at the date of grant. Generally, stock options and SARs are exercisable over a period of 10 years, or as otherwise determined by the Human Resources and Compensation Committee of the Board of Directors, and subject to vesting periods of generally 4 years. However, with respect to stock options and SARs, all grants vest immediately: (i) in the event of a change in control; (ii) upon death or disability of the grantee; or (iii) with respect to awards granted prior to 2008, upon the sale or divestiture of the business unit to which the grantee is assigned. With respect to stock option and SAR awards granted prior to 2006, grantees continued to vest in accordance with the applicable vesting schedule even upon termination of employment if the sum of (A) the age of the grantee, and (B) the grantee's total number of years of service, equals 65 or more. With respect to SARs granted in 2006 through April 2009, grantees continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62, and (B) the grantee's age plus total years of service equals 70 or more.

With respect to SARs granted in May 2009 and thereafter, grantees continue to vest in accordance with the vesting schedule even upon termination if (A) the grantee has attained the age of 62, or (B) the grantee's age plus total years of service equals 70 or more. An additional provision applies that prorates the grant in the event of termination prior to the first anniversary of the date of grant, provided the participant had met the appropriate retirement age definition of rule of 70 or age 62.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

SARs and stock option activity for all plans for the three years ended December 31, 2012, 2011, and 2010, was as follows:

	2012				2011		2010
(in thousands, except exercise price and terms)	SARs/Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	SARs/Stock Options Outstanding	Weighted Average Exercise Price	SARs/Stock Options Outstanding	Weighted Average Exercise Price
Outstanding on January 1	9,347	$16.66			9,168	$16.53	8,332	$18.27
Granted	400	$23.80			1,105	$20.45	1,987	$11.18
Exercised	(1,120)	$11.05		$14,365	(556)	$15.22	(261)	$13.36
Forfeited	(461)	$25.69			(370)	$26.66	(890)	$27.17
Outstanding on December 31	8,166	$17.33	5.8 years	$110,457	9,347	$16.66	9,168	$16.53
Exercisable on December 31	5,489	$18.89	5.1 years	$70,434	5,103	$20.32	3,809	$25.73

The following table summarizes information about SARs and stock options outstanding as of December 31, 2012:

	Outstanding				Exercisable
Range of Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price	Number (in thousands)	Weighted Average Remaining Years of Contractual Life		Weighted Average Exercise Price
$3.37 to $5.99	2,204	6.1	years	$5.11	1,586	6.2	years	$5.02
$6.00 to $19.90	3,146	6.3	years	$13.59	2,093	5.9	years	$14.64
$19.91 to $39.56	2,446	5.6	years	$28.82	1,440	3.6	years	$33.36
$39.57 to $46.25	370	1.7	years	$46.02	370	1.7	years	$46.02

The weighted average fair values of individual SARs granted were $12.70, $10.59, and $5.68 during 2012, 2011, and 2010. The Company estimated the fair value of each grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2012, 2011, and 2010:

	2012	2011	2010
Risk-free interest rate	1.1%	2.5%	2.8%
Dividend yield	0.2%	0.2%	0.7%
Volatility factor (A)	58.3%	53.7%	53.0%
Weighted average expected life	5.2 - 6.7 years	5.2 – 6.7 years	5.8 – 6.6 years

(A) The Company uses a combination of implied and historical volatility in calculating the fair value of each grant.

Total stock option and SARs expense was $6.9 million, $11.9 million, and $13.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. Non-vested stock units and awards have vesting periods of three or four years. Non-vested stock units and awards are eligible for dividends, which are reinvested and non-voting. All non-vested units and awards have restrictions on the sale or transfer of such awards during the vesting period.

Generally, grants of non-vested stock units and awards are forfeited if employment is terminated prior to vesting. Non-vested stock units and awards granted in 2006 and later vest pro rata if (A) the grantee has attained the age of 62, or (B) the grantee's age plus total years of service equals 70 or more.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

The Company recognizes the cost of non-vested stock units and awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. During December 31, 2012, 2011, and 2010, there was $6.5 million, $3.7 million, and $2.1 million, respectively, charged to compensation expense for non-vested stock awards.

The weighted average price per non-vested stock award at grant date was $23.79, $21.02, and $11.44 for the non-vested stock awards granted in 2012, 2011, and 2010, respectively. Non-vested stock award activity for all plans for the three years ended December 31 was as follows:

(in thousands)	2012	2011	2010
Outstanding at January 1	541	332	909
Granted	306	237	275
Released	(20)	(16)	(79)
Forfeited	(29)	(12)	(773)
Outstanding at December 31	798	541	332

As of December 31, 2012, there was $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.9 years.

Performance Awards

In February 2012, the Company granted performance shares to certain senior executives. The share awards are based on two performance measures--a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares were earned during the one-year CFROI performance period, commencing January 1, 2012, and ending December 31, 2012. The target performance shares earned from CFROI performance are then subject to a TSR modifier based on performance against a predefined comparator group over the three-year performance period ending December 31, 2014. For the year ending December 31, 2012, $2.2 million was charged to compensation expense for performance awards.

The fair value of the performance awards at the grant date was $26.81, which was estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

2012
Risk-free interest rate	0.4%
Dividend yield	0.2%
Volatility factor	67.9%
Expected life of award	2.9 years

Performance award activity for the year ended December 31, 2012 was as follows:

(in thousands)	2012
Outstanding at January 1	—
Granted	99
Forfeited	(3)
Outstanding at December 31	96

As of December 31, 2012, 22,000 share awards granted under the Plan remain unvested resulting in $0.4 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 0.4 years.

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

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Brunswick common stock units with a 20 percent premium.  Prior to May 2009, each non-employee director also received an annual grant of restricted stock units, which is deferred until the director retires from the Board.

Note 18 – Treasury and Preferred Stock

Treasury stock activity for the three years ended December 31, 2012, 2011 and 2010, was as follows:

(Shares in thousands)	2012	2011	2010
Balance at January 1	13,434	13,877	14,220
Compensation plans and other	(527)	(443)	(343)
Balance at December 31	12,907	13,434	13,877

At December 31, 2012, 2011, and 2010, the Company had no preferred stock outstanding (12.5 million shares authorized, $0.75 par value at December 31, 2012, 2011, and 2010).

Note 19 – Leases

Operating Leases. The Company has various lease agreements for offices, branches, factories, distribution and service facilities, certain Company-operated bowling centers and certain personal property. The longest of these obligations extends through 2038. Most leases contain renewal options and escalation clauses, and some contain purchase options or contingent rentals based on percentages of gross revenue.

No leases contain restrictions on the Company's activities concerning dividends or incurring additional debt. Rent expense consisted of the following:

(in millions)	2012	2011	2010
Basic expense	$31.6	$34.7	$36.5
Contingent expense	3.3	2.8	2.3
Sublease income	(1.5)	(1.2)	(1.2)
Rent expense, net	$33.4	$36.3	$37.6

Future minimum rental payments at December 31, 2012, under agreements classified as operating leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2013	$28.6
2014	21.8
2015	16.9
2016	12.6
2017	9.6
Thereafter	28.5
Total (not reduced by minimum sublease income of $1.2)	$118.0

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

Capital Leases. In October 2011, the Company entered into a construction contract and lease agreement for a boat manufacturing and distribution facility in Brazil. The Company was deemed to be the owner of the project as the Company funded a portion of the construction costs during the construction period. As a result, the Company is accounting for the facility lease as a capital lease. The facility was completed in 2012 and the Company began amortizing the asset through depreciation expense. The Company had no capital leases in 2010. The amounts recorded in the Consolidated Balance Sheets as of December 31 are as follows:

(in millions)	2012	2011
Assets:
Buildings and improvements	$10.3	$4.3
Accumulated depreciation	(0.4)	—
Total assets	$9.9	$4.3

Liabilities:
Debt	$6.7	$2.9
Total liabilities	$6.7	$2.9

The future minimum rental payments at December 31, 2012, under agreements classified as capital leases with non-cancelable terms in excess of one year, were as follows:

(in millions)
2013	$0.8
2014	0.9
2015	1.0
2016	1.0
2017	1.1
Thereafter	6.0
Total	$10.8

Note 20 – Quarterly Data (unaudited)

Brunswick maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters ending on the Saturday closest to the end of the period (13-week periods). The first three quarters of fiscal year 2012 ended on March 31, 2012, June 30, 2012, and September 29, 2012, and the first three quarters of fiscal year 2011 ended on April 2, 2011, July 2, 2011, and October 1, 2011.

BRUNSWICK CORPORATION
Notes to Consolidated Financial Statements

	Quarter Ended
(in millions, except per share data)	March 31, 2012	June 30, 2012	September 29, 2012	December 31, 2012	Year Ended December 31, 2012
Net sales	$959.6	$1,053.9	$874.3	$829.8	$3,717.6
Gross margin (A)	238.2	283.9	233.0	188.9	944.0
Restructuring, exit and impairment charges	0.2	0.8	14.3	10.5	25.8
Loss on early extinguishment of debt	—	4.4	7.5	4.4	16.3
Net earnings (loss) from continuing operations	47.0	94.0	22.5	(16.1)	147.4
Net loss from discontinued operations, net of tax	(7.3)	(10.4)	(20.5)	(59.2)	(97.4)
Net earnings (loss)	39.7	83.6	2.0	(75.3)	50.0
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.52	$1.05	$0.25	$(0.18)	$1.64
Net loss from discontinued operations	$(0.08)	$(0.12)	$(0.23)	$(0.66)	$(1.08)
Net earnings (loss)	$0.44	$0.93	$0.02	$(0.84)	$0.56
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.51	$1.02	$0.24	$(0.18)	$1.59
Net loss from discontinued operations	$(0.08)	$(0.12)	$(0.22)	$(0.66)	$(1.05)
Net earnings (loss)	$0.43	$0.90	$0.02	$(0.84)	$0.54
Dividends declared	$—	$—	$—	$0.05	$0.05
Common stock price (NYSE symbol: BC):
High	$26.70	$27.04	$25.46	$29.09	$29.09
Low	$18.49	$19.83	$20.21	$21.24	$18.49

	Quarter Ended
(in millions, except per share data)	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011	Year Ended December 31, 2011
Net sales	$964.3	$1,082.5	$861.7	$761.5	$3,670.0
Gross margin (A)	236.6	276.3	203.9	160.6	877.4
Restructuring, exit and impairment charges (gains)	5.0	(0.5)	12.6	4.2	21.3
Loss on early extinguishment of debt	4.3	0.9	11.7	2.9	19.8
Net earnings (loss) from continuing operations	33.0	74.5	8.5	(25.4)	90.6
Net loss from discontinued operations, net of tax	(5.5)	(5.2)	(3.8)	(4.2)	(18.7)
Net earnings (loss)	27.5	69.3	4.7	(29.6)	71.9
Basic earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.37	$0.83	$0.10	$(0.28)	$1.02
Net loss from discontinued operations	$(0.06)	$(0.05)	$(0.05)	$(0.05)	$(0.21)
Net earnings (loss)	$0.31	$0.78	$0.05	$(0.33)	$0.81
Diluted earnings (loss) per common share:
Net earnings (loss) from continuing operations	$0.36	$0.81	$0.09	$(0.28)	$0.98
Net loss from discontinued operations	$(0.06)	$(0.06)	$(0.04)	$(0.05)	$(0.20)
Net earnings (loss)	$0.30	$0.75	$0.05	$(0.33)	$0.78
Dividends declared	$—	$—	$—	$0.05	$0.05
Common stock price (NYSE symbol: BC):
High	$25.51	$26.93	$21.91	$19.14	$26.93
Low	$18.95	$17.09	$13.61	$13.46	$13.46

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Consolidated Statements of Operations.

BRUNSWICK CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Allowances for Losses on Receivables	Balance at Beginning of Year	Charges to Profit and Loss	Write-offs	Recoveries	Other	Balance at End of Year
2012	$31.0	$0.9	$(7.8)	$0.8	$2.2	$27.1

2011	$37.6	$(3.2)	$(6.8)	$0.7	$2.7	$31.0

2010	$47.5	$3.1	$(10.6)	$2.2	$(4.6)	$37.6

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Year	Charges to Profit and Loss(A)	Write-offs	Recoveries	Other(A)	Balance at End of Year
2012	$728.4	$(31.2)	$(8.3)	$—	$28.6	$717.5

2011	$688.3	$(6.1)	$(12.2)	$0.4	$58.0	$728.4

2010	$603.9	$62.7	$(3.6)	—	$25.3	$688.3

(A) For the year ended December 31, 2012, the deferred tax asset valuation allowance decreased mainly as a result of tax loss carryforwards being utilized. For the year ended December 31, 2011, the deferred tax asset valuation allowance increased as a result of pension remeasurement, which is recorded in Accumulated other comprehensive loss, and tax credits for which no tax benefit could be recorded. For the year ended December 31, 2010, the deferred tax asset valuation allowance increased as a result of additional tax losses and tax credits for which no tax benefit could be recorded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUNSWICK CORPORATION
February 21, 2013	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

February 21, 2013	By:	/s/ DUSTAN E. McCOY
Dustan E. McCoy
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 21, 2013	By:	/s/ PETER B. HAMILTON
Peter B. Hamilton
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 21, 2013	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President and Controller
(Principal Accounting Officer)

This report has been signed by the following directors, constituting the remainder of the Board of Directors, by Peter B. Hamilton, as Attorney-in-Fact.

Nolan D. Archibald
Anne E. Bélec
Jeffrey L. Bleustein
Cambria W. Dunaway
David C. Everitt
Manuel A. Fernandez
Graham H. Phillips
Ralph C. Stayer
J. Steven Whisler
Roger J. Wood
Lawrence A. Zimmerman

February 21, 2013	By:	/s/ PETER B. HAMILTON
Peter B. Hamilton
Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of the Company, dated July 22, 1987, filed as Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, and hereby incorporated by reference.

3.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for 1995 as filed with the Securities and Exchange Commission on March 23, 1995, and hereby incorporated by reference.

3.3
Amended By-Laws of the Company, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 4, 2010, and hereby incorporated by reference.

4.1
Indenture dated as of March 15, 1987, between the Company and Continental Illinois National Bank and Trust Company of Chicago, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1987, and hereby incorporated by reference.

4.2
First Supplemental Indenture, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture dated as of March 15, 1987, between Brunswick Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 25, 2009, and hereby incorporated by reference.

4.3
Officers' Certificate setting forth terms of the Company's $125,000,000 principal amount of 7 3/8% Debentures due September 1, 2023, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for 1993 as filed with the Securities and Exchange Commission on March 29, 1994, and hereby incorporated by reference.

4.4
Form of the Company's $200,000,000 principal amount of 7 1/8% Notes due August 1, 2027, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 21, 1997, and hereby incorporated by reference.

4.5
The Company's agreement to furnish additional debt instruments upon request by the Securities and Exchange Commission, filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for 1980, and hereby incorporated by reference.

4.6
Form of the Company's $350,000,000 principal amount of 11.25% Senior Notes due 2016, filed as Exhibit 4.2 (included in Exhibit 4.1) to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009, and hereby incorporated by reference.

10.1
Credit Agreement, dated March 21, 2011, between Brunswick Corporation, the subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC, as joint lead arrangers, J.P. Morgan Securities LLC, Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners, Bank of America, N.A. and Wells Fargo Capital Finance, as syndication agents, and SunTrust Bank and RBS Business Capital, a Division of RBS Asset Finance, Inc., as documentation agents., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2011, and hereby incorporated by reference.

10.2*
Terms and Conditions of Employment between Brunswick Corporation and Peter B. Hamilton dated October 29, 2008, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 30, 2008, and hereby incorporated by reference.

10.3*
Amendment dated May 5, 2009, to Terms and Conditions of Employment between Brunswick Corporation and Peter B. Hamilton dated October 29, 2008, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 5, 2009, and hereby incorporated by reference.

10.4*
Terms and Conditions of Peter B. Hamilton Stock Appreciation Rights Grant dated November 3, 2008, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.5*	Form of Officer Terms and Conditions of Employment, amended and restated effective December 31, 2012.
10.6*
Brunswick Corporation Supplemental Pension Plan as amended and restated effective February 3, 2009, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.7*
Form of Non-Employee Director Indemnification Agreement, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for 2006 as filed with the Securities and Exchange Commission on February 23, 2007, and hereby incorporated by reference.

10.8*
Brunswick Corporation 2003 Stock Incentive Plan, as amended and restated, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.9*
1997 Stock Plan for Non-Employee Directors, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on November 13, 1998, and hereby incorporated by reference.

10.10*
Brunswick Corporation 2005 Elective Deferred Compensation Plan as amended and restated effective January 1, 2013, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 3, 2012, and hereby incorporated by reference.

10.11*
Brunswick Corporation 2005 Automatic Deferred Compensation Plan as amended and restated effective January 1, 2009, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission on February 24, 2009, and hereby incorporated by reference.

10.12*
2008 Stock-Settled Stock Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2008, as filed with the Securities and Exchange Commission on May 1, 2008, and hereby incorporated by reference.

10.13*
February 2009 Stock-Settled Stock Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 23, 2010, and hereby incorporated by reference.

10.14*
May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions
Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan granted to D. E. McCoy, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 23, 2010, and hereby incorporated by reference.

10.15*
May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions
Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan granted to P. B. Hamilton, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 23, 2010, and hereby incorporated by reference.

10.16*
May 2009 Stock-Settled Stock Appreciation Right Grant Terms and Conditions
Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission on February 23, 2010, and hereby incorporated by reference.

10.17*
2010 Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.18*
2010 Stock-Settled Stock Appreciation Rights Grants Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and hereby incorporated by reference.

10.19*
2011 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 6, 2011, and hereby incorporated by reference.

10.20*
2011 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 6, 2011, and hereby incorporated by reference.

10.21*
2011 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 6, 2011, and hereby incorporated by reference.

10.22*
Brunswick Restoration Plan, as amended and restated effective January 1, 2013, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 3, 2012, and hereby incorporated by reference.

10.23*
2012 Brunswick Performance Plan for 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.24*
2012 Brunswick Performance Plan for 2012 - Performance Share Plan Participants, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.25*
2012 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.26*
2012 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.27*
2012 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

10.28*
2012 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission on May 4, 2012, and hereby incorporated by reference.

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