Form 10-Q
period 2013-03-30
BRUNSWICK CORP
filed 2013-05-01
CIK 14930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 30, 2013
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

The number of shares of Common Stock ($0.75 par value) of the registrant outstanding as of April 30, 2013 was 90,456,082.

BRUNSWICK CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BRUNSWICK CORPORATION Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(in millions, except per share data)	March 30, 2013	March 31, 2012
Net sales	$995.3	$959.6
Cost of sales	733.4	721.4
Selling, general and administrative expense	139.1	138.6
Research and development expense	27.3	24.1
Restructuring, exit and impairment charges	5.6	0.2
Operating earnings	89.9	75.3
Equity loss	(1.2)	(1.2)
Other income, net	2.2	0.9
Earnings before interest, loss on early extinguishment of debt and income taxes	90.9	75.0
Interest expense	(14.4)	(18.1)
Interest income	0.4	1.0
Loss on early extinguishment of debt	(0.1)	—
Earnings before income taxes	76.8	57.9
Income tax provision	21.9	10.9
Net earnings from continuing operations	54.9	47.0

Discontinued operations:
Loss from discontinued operations, net of tax	(5.1)	(7.3)
Net loss from discontinued operations, net of tax	(5.1)	(7.3)
Net earnings	$49.8	$39.7

Earnings (loss) per common share:
Basic
Earnings from continuing operations	$0.61	$0.52
Loss from discontinued operations	(0.06)	(0.08)
Net earnings	$0.55	$0.44

Diluted
Earnings from continuing operations	$0.59	$0.51
Loss from discontinued operations	(0.06)	(0.08)
Net earnings	$0.53	$0.43

Weighted average shares used for computation of:
Basic earnings (loss) per common share	90.6	89.5
Diluted earnings (loss) per common share	93.5	92.3

Comprehensive income	$46.7	$48.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	March 30, 2013	December 31, 2012	March 31, 2012
	(unaudited)		(unaudited)
Assets
Current assets
Cash and cash equivalents, at cost, which approximates market	$242.0	$284.3	$307.1
Short-term investments in marketable securities	34.7	92.3	63.9
Total cash, cash equivalents and short-term investments in marketable securities	276.7	376.6	371.0
Restricted cash	13.0	13.0	20.0
Accounts and notes receivable, less allowances of $25.4, $27.1 and $28.3	471.7	349.2	440.8
Inventories
Finished goods	369.2	363.3	298.0
Work-in-process	160.4	142.4	145.2
Raw materials	75.2	70.1	79.1
Net inventories	604.8	575.8	522.3
Deferred income taxes	18.7	18.8	15.0
Prepaid expenses and other	26.5	26.7	24.0
Current assets held for sale	—	—	49.8
Current assets	1,411.4	1,360.1	1,442.9

Property
Land	80.4	80.6	81.0
Buildings and improvements	565.9	564.3	583.0
Equipment	1,008.0	997.4	1,002.0
Total land, buildings and improvements and equipment	1,654.3	1,642.3	1,666.0
Accumulated depreciation	(1,141.8)	(1,131.4)	(1,166.3)
Net land, buildings and improvements and equipment	512.5	510.9	499.7
Unamortized product tooling costs	65.6	70.5	60.5
Net property	578.1	581.4	560.2

Other assets
Goodwill	290.5	291.7	291.2
Other intangibles, net	37.4	38.1	42.5
Long-term investments in marketable securities	28.5	52.1	55.9
Equity investments	42.9	42.4	46.9
Other long-term assets	55.3	58.4	67.4
Long-term assets held for sale	—	—	25.0
Other assets	454.6	482.7	528.9

Total assets	$2,444.1	$2,424.2	$2,532.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Balance Sheets

(in millions)	March 30, 2013	December 31, 2012	March 31, 2012
	(unaudited)		(unaudited)
Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$6.8	$8.2	$7.3
Accounts payable	376.9	334.4	332.7
Accrued expenses	506.6	576.2	529.7
Current liabilities held for sale	10.4	18.4	21.2
Current liabilities	900.7	937.2	890.9

Long-term liabilities
Debt	562.9	563.6	688.7
Deferred income taxes	96.3	92.7	84.5
Postretirement benefits	549.1	552.6	590.2
Other	201.5	197.5	192.2
Long-term liabilities held for sale	3.0	2.9	3.1
Long-term liabilities	1,412.8	1,409.3	1,558.7

Shareholders’ equity
Common stock; authorized: 200,000,000 shares, $0.75 par value; issued: 102,538,000 shares	76.9	76.9	76.9
Additional paid-in capital	429.4	440.8	435.0
Retained earnings	553.0	503.2	497.4
Treasury stock, at cost: 12,117,000, 12,907,000 and 13,264,000 shares	(370.5)	(388.1)	(394.4)
Accumulated other comprehensive loss, net of tax	(558.2)	(555.1)	(532.5)
Shareholders’ equity	130.6	77.7	82.4

Total liabilities and shareholders’ equity	$2,444.1	$2,424.2	$2,532.0

The Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

BRUNSWICK CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012
Cash flows from operating activities
Net earnings from continuing operations	$54.9	$47.0
Depreciation and amortization	21.6	22.7
Pension expense, net of funding	4.0	5.3
Gains on sale of property, plant and equipment, net	(5.3)	(1.5)
Other long-lived asset impairment charges (gains)	2.3	(1.3)
Deferred income taxes	2.1	2.8
Loss on early extinguishment of debt	0.1	—
Changes in certain current assets and current liabilities	(175.9)	(148.4)
Income taxes	10.8	3.4
Other, net	(8.4)	8.3
Net cash used for operating activities of continuing operations	(93.8)	(61.7)
Net cash used for operating activities of discontinued operations	(14.4)	(8.0)
Net cash used for operating activities	(108.2)	(69.7)

Cash flows from investing activities
Capital expenditures	(21.2)	(16.7)
Purchases of marketable securities	—	(60.5)
Sales or maturities of marketable securities	80.6	109.5
Investments	(2.3)	(0.7)
Proceeds from the sale of property, plant and equipment	6.1	9.0
Net cash provided by investing activities of continuing operations	63.2	40.6
Net cash used for investing activities of discontinued operations	—	(0.8)
Net cash provided by investing activities	63.2	39.8

Cash flows from financing activities
Net (payments) issuances of short-term debt	(0.8)	0.3
Payments of long-term debt including current maturities	(1.4)	(1.7)
Net premium paid on early extinguishment of debt	(0.1)	—
Net proceeds from stock compensation activity, including excess tax benefits	5.0	0.2
Net cash provided by (used for) financing activities of continuing operations	2.7	(1.2)
Net cash provided by financing activities of discontinued operations	—	—
Net cash provided by (used for) financing activities	2.7	(1.2)

Net decrease in cash and cash equivalents	(42.3)	(31.1)
Cash and cash equivalents at beginning of period	284.3	338.2

Cash and cash equivalents at end of period	$242.0	$307.1

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Brunswick’s 2012 Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K).  These results include, in the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position of Brunswick as of March 30, 2013, December 31, 2012, and March 31, 2012, the results of operations for the three months ended March 30, 2013 and March 31, 2012, and the cash flows for the three months ended March 30, 2013 and March 31, 2012.  Due to the seasonality of Brunswick’s businesses, the interim results are not necessarily indicative of the results that may be expected for the remainder of the year.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks and ending on the Saturday closest to the end of that thirteen-week period.  The first quarter of fiscal year 2013 ended on March 30, 2013, and the first quarter of fiscal year 2012 ended on March 31, 2012.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company.  The following are recent accounting pronouncements that have been adopted during the three months ended March 30, 2013, or will be adopted in future periods.

Comprehensive Income:  In February 2013, the FASB amended the Accounting Standards Codification (ASC) to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Condensed Consolidated Statements of Comprehensive Income. This amendment is effective for interim and annual periods beginning after December 15, 2012. Refer to Note 12 – Comprehensive Income for the Company's disclosures as a result of adopting this amendment.

Offsetting Assets and Liabilities: In January 2013, the FASB amended the ASC to provide additional guidance on the scope of disclosures about offsetting assets and liabilities. The additional guidance provided that only recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions would be subject to disclosure requirements. This amendment is effective for interim and annual periods beginning on or after January 1, 2013, and retrospective application is required. The adoption of this amendment did not have an impact on the Company's disclosure or the Company's consolidated results of operations and financial condition.

Intangibles – Goodwill and Other:  In July 2012, the FASB amended the ASC to simplify how entities test indefinite-lived intangible assets for impairment.  The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary.  The amendment is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this amendment in 2013 and it did not have a material impact on the Company's consolidated results of operations and financial condition.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Discontinued Operations

As a result of continued weakness in the luxury sportfishing convertible and motoryacht boat market segments, on December 31, 2012 the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. As a result, these businesses, which were previously reported in the Company's Boat segment, are being reported as discontinued operations and are reported in separate lines in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. The assets and liabilities of these businesses to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the Condensed Consolidated Balance Sheets for all periods presented.

The following table discloses the results of operations of the Hatteras and Cabo businesses reported as discontinued operations for the three months ended March 30, 2013 and March 31, 2012, respectively:

(in millions)	March 30, 2013	March 31, 2012
Net sales	$10.7	$14.6

Loss from discontinued operations before income taxes	(6.5)	(7.7)
Income tax benefit	(1.4)	(0.4)
Net loss from discontinued operations, net of tax	$(5.1)	$(7.3)

The following table reflects the summary of assets and liabilities held for sale as of March 30, 2013 and December 31, 2012, for the Hatteras and Cabo businesses reported as discontinued operations:

(in millions)	March 30, 2013	December 31, 2012
Current assets held for sale	$—	$—
Long-term assets held for sale	—	—
Assets held for sale (A)	$—	$—

Accounts payable	$—	$3.8
Accrued expenses	10.4	14.6
Current liabilities held for sale	10.4	18.4

Other liabilities	3.0	2.9
Long-term liabilities held for sale	3.0	2.9
Liabilities held for sale	$13.4	$21.3

(A) Assets held for sale at March 30, 2013 and December 31, 2012 are shown net of reserves of $53.9 million and $52.7 million, respectively.

Note 3 – Restructuring Activities

Since November 2006, Brunswick has announced and implemented a number of restructuring initiatives designed to improve the Company’s cost structure, better utilize overall capacity and improve general operating efficiencies.  These initiatives reflected the Company’s response to a difficult marine market and resulted in the recognition of restructuring, exit and impairment charges in the Condensed Consolidated Statements of Comprehensive Income during 2013 and 2012.

The costs incurred under these initiatives include:

Restructuring Activities – These amounts mainly relate to:

•	Employee termination and other benefits

•	Costs to retain and relocate employees

•	Consulting costs

•	Consolidation of manufacturing footprint

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Exit Activities – These amounts mainly relate to:

•	Employee termination and other benefits

•	Lease exit costs

•	Inventory write-downs

•	Facility shutdown costs

Asset Disposition Actions – These amounts mainly relate to sales of assets and impairments of:

•	Fixed assets

•	Tooling

•	Patents and proprietary technology

•	Dealer networks

•	Trade names

Impairments of definite-lived assets are recognized when, as a result of the restructuring activities initiated, the carrying amount of the long-lived asset is not expected to be fully recoverable.  The impairments recognized were equal to the difference between the carrying amount of the asset and the estimated fair value of the asset, which was determined using observable inputs, including the use of appraisals from independent third parties when available, and, when observable inputs were not available, based on the Company’s assumptions of the data that market participants would use in pricing the asset, based on the best information available in the circumstances.  Specifically, the Company used discounted cash flows to determine the fair value of the asset when observable inputs were unavailable.

The Company has reported restructuring and exit activities based on the specific driver of the cost and reflected the expense in the accounting period when the cost has been committed or incurred, as appropriate.  The Company considers actions related to the closure of a marine electronics business to be an exit activity.  All other actions taken are considered to be restructuring activities.

The following table is a summary of the expense associated with the restructuring, exit and impairment activities for the three months ended March 30, 2013 and March 31, 2012.  The 2013 charges consist of expenses related to actions initiated in 2013 and 2012. The 2012 charges consist of expenses related to actions initiated in 2010, 2009 and 2008.

(in millions)	March 30, 2013	March 31, 2012
Restructuring activities:
Employee termination and other benefits	$1.8	$(0.3)
Current asset write-downs	0.3	—
Transformation and other costs:
Consolidation of manufacturing footprint	1.1	2.1
Retention and relocation costs	0.1	—
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	—	(0.3)
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	2.3	(1.3)
Total restructuring, exit and impairment charges	$5.6	$0.2

The Company anticipates it will incur between $5 million and $7 million of additional restructuring charges in 2013 primarily related to known restructuring activities initiated during 2013 and 2012 in the Boat segment.  Reductions in demand for the Company’s products, further refinement of its product portfolio or further opportunities to consolidate manufacturing facilities and reduce costs, may result in additional restructuring, exit or impairment charges in future periods.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Actions Initiated in 2013

The Company announced in the first quarter of 2013 the consolidation of its yacht and motoryacht production at its Palm Coast, Florida manufacturing plant. As a result, the Company will suspend manufacturing at its Sykes Creek boat manufacturing facility in nearby Merritt Island, Florida at the end of June 2013. The Company recorded restructuring charges in 2013 related to these actions.

The restructuring, exit and impairment charges recorded in the three months ended March 30, 2013, related to actions initiated in 2013, by reportable segment, are summarized below:

(in millions)	March 30, 2013
Boat	$3.1
Corporate	0.7
Total	$3.8

The following is a summary of the charges by category associated with the Company’s 2013 restructuring initiatives:

(in millions)	March 30, 2013
Restructuring activities:
Employee termination and other benefits	$1.7
Current asset write-downs	0.3
Transformation and other costs:
Consolidation of manufacturing footprint	0.1
Retention and relocation costs	0.1
Asset disposition actions:
Definite-lived asset impairments	1.6
Total restructuring, exit and impairment charges	$3.8

The restructuring charges recorded in the three months ended March 30, 2013 related to actions initiated in 2013, by reportable segment, are summarized below:

(in millions)	Boat	Corporate	Total
Employee termination and other benefits	$1.0	$0.7	$1.7
Current asset write-downs	0.3	—	0.3
Transformation and other costs	0.2	—	0.2
Asset disposition actions	1.6	—	1.6
Total restructuring, exit and impairment charges	$3.1	$0.7	$3.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity for restructuring, exit and impairment charges during the three months ended March 30, 2013 related to actions initiated in 2013. The accrued costs as of March 30, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2013 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Costs Recognized in 2013	Non-cash Charges	Net Cash Payments	Accrued Costs as of Mar. 30, 2013
Employee termination and other benefits	$1.7	$—	$—	$1.7
Current asset write-downs	0.3	(0.3)	—	—
Transformation and other costs:
Consolidation of manufacturing footprint	0.1	—	(0.1)	—
Retention and relocation costs	0.1	—	(0.1)	—
Asset disposition actions:
Definite-lived asset impairments	1.6	(1.6)	—	—
Total restructuring, exit and impairment charges	$3.8	$(1.9)	$(0.2)	$1.7

Actions Initiated in 2012

The Company recorded restructuring charges in 2012 relating to actions initiated in connection with the continued weakness in the fiberglass sterndrive boat market segments. As a result, the Company decided to no longer sell and market Bayliner cruisers in the U.S. and European markets and to further reduce the Company's manufacturing footprint by closing its Knoxville, Tennessee production facility and consolidate its fiberglass cruiser manufacturing into other boat production facilities.

The restructuring, exit and impairment charges recorded in the three months ended March 30, 2013, related to actions initiated in 2012, by reportable segment, are summarized below. There were no restructuring charges recorded during the three months ended March 31, 2012, related to actions initiated in 2012.

(in millions)	March 30, 2013
Boat	$1.8
Total	$1.8

The following is a summary of the charges by category associated with the Company’s 2012 restructuring initiatives:

(in millions)	March 30, 2013
Restructuring activities:
Employee termination and other benefits	$0.1
Transformation and other costs:
Consolidation of manufacturing footprint	1.0
Asset disposition actions:
Definite-lived asset impairments	0.7
Total restructuring, exit and impairment charges	$1.8

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring charges recorded in the three months ended March 30, 2013 related to actions initiated in 2012, by reportable segment, are summarized below:

(in millions)	Boat	Total
Employee termination and other benefits	$0.1	$0.1
Transformation and other costs	1.0	1.0
Asset disposition actions	0.7	0.7
Total restructuring, exit and impairment charges	$1.8	$1.8

The following table summarizes the activity for restructuring, exit and impairment charges during the three months ended March 30, 2013 related to actions initiated in 2012. The accrued costs as of March 30, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2013 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2013	Costs Recognized in 2013	Non-cash Charges	Net Cash Payments	Accrued Costs as of Mar. 30, 2013
Employee termination and other benefits	$1.9	$0.1	$—	$(0.9)	$1.1
Transformation and other costs:
Consolidation of manufacturing footprint	5.2	1.0	—	(1.5)	4.7
Asset disposition actions:
Definite-lived asset impairments	—	0.7	(0.7)	—	—
Total restructuring, exit and impairment charges	$7.1	$1.8	$(0.7)	$(2.4)	$5.8

Actions Initiated in 2011, 2010, 2009 and 2008

During 2011 and 2010, the Company continued its restructuring activities by consolidating manufacturing operations, reducing the Company’s global workforce and disposing of non-strategic assets including the exit of a marine electronics business in the fourth quarter of 2010.

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

There were no restructuring charges recorded during the three months ended March 30, 2013, related to actions initiated between 2008 and 2011. The restructuring, exit and impairment charges recorded in the three months ended March 31, 2012, related to actions initiated between 2008 and 2011, by reportable segment, are summarized below:

(in millions)	March 31, 2012
Marine Engine	$1.7
Boat	(1.5)
Total	$0.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the charges by category associated with the Company’s 2011, 2010, 2009 and 2008 restructuring initiatives:

(in millions)	March 31, 2012
Restructuring activities:
Employee termination and other benefits	$(0.3)
Transformation and other costs:
Consolidation of manufacturing footprint	2.1
Exit activities:
Transformation and other costs:
Consolidation of manufacturing footprint	(0.3)
Asset disposition actions:
Definite-lived asset impairments and (gains) on disposal	(1.3)
Total restructuring, exit and impairment charges	$0.2

The restructuring charges recorded in the three months ended March 31, 2012, related to actions initiated in 2011, 2010, 2009 and 2008, by reportable segment, are summarized below:

(in millions)	Marine Engine	Boat	Total
Employee termination and other benefits	$(0.3)	$—	$(0.3)
Transformation and other costs	2.0	(0.2)	1.8
Asset disposition actions	—	(1.3)	(1.3)
Total restructuring, exit and impairment charges	$1.7	$(1.5)	$0.2

The following table summarizes the activity for restructuring, exit and impairment charges during the three months ended March 30, 2013 related to actions initiated between 2008 and 2011.  The accrued costs as of March 30, 2013 represent cash expenditures needed to satisfy remaining obligations, the majority of which are expected to be paid by the end of 2015 and are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(in millions)	Accrued Costs as of Jan. 1, 2013	Costs Recognized in 2013	Non-cash Charges	Net Cash Payments	Accrued Costs as of Mar. 30, 2013
Employee termination and other benefits	$1.2	$—	$—	$(0.5)	$0.7
Transformation and other costs:
Consolidation of manufacturing footprint	2.2	—	—	(0.2)	2.0
Total restructuring, exit and impairment charges	$3.4	$—	$—	$(0.7)	$2.7

Note 4 – Financial Instruments

The Company operates globally, with manufacturing and sales facilities in various locations around the world.  Due to the Company’s global operations, the Company engages in activities involving both financial and market risks.  The Company utilizes normal operating and financing activities, along with derivative financial instruments, to minimize these risks.

Derivative Financial Instruments. The Company uses derivative financial instruments to manage its risks associated with movements in foreign currency exchange rates, interest rates and commodity prices.  Derivative instruments are not used for trading or speculative purposes.  For certain derivative contracts, on the date a derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction (cash flow hedge).  The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction.  This process includes linking derivatives that are designated as hedges to specific forecasted transactions.  The Company also assesses, both at the hedge’s inception and monthly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting the changes in the anticipated cash flows of the hedged item.  If the hedging relationship ceases to be highly effective, or it becomes probable that a forecasted transaction is no longer

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

expected to occur, gains and losses on the derivative are recorded in Cost of sales or Interest expense as appropriate.  There were no material adjustments as a result of ineffectiveness to the results of operations for the three months ended March 30, 2013 and March 31, 2012. The fair market value of derivative financial instruments is determined through market-based valuations and may not be representative of the actual gains or losses that will be recorded when these instruments mature due to future fluctuations in the markets in which they are traded.  The effects of derivative and financial instruments are not expected to be material to the Company’s financial position or results of operations when considered together with the underlying exposure being hedged. Use of derivative financial instruments exposes the Company to credit risk with its counterparties when the fair value of a derivative contract is an asset. The Company mitigates this risk by entering into derivative contracts with highly rated counterparties. The maximum amount of loss due to counterparty credit risk is limited to the asset value of derivative financial instruments at March 30, 2013.

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

A cash flow hedge requires that as changes in the fair value of derivatives occur, the portion of the change deemed to be effective is recorded temporarily in Accumulated other comprehensive loss, an equity account, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  As of March 30, 2013, the term of derivative instruments hedging forecasted transactions ranged from one to 23 months.

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

Foreign Currency. The Company enters into forward and option contracts to manage foreign exchange exposure related to forecasted transactions, and assets and liabilities that are subject to risk from foreign currency rate changes.  These exposures include: product costs; revenues and expenses; associated receivables and payables; intercompany obligations and receivables; and other related cash flows.

Forward exchange contracts outstanding at March 30, 2013 and December 31, 2012 had notional contract values of $109.1 million and $116.0 million, respectively.  Option contracts outstanding at March 30, 2013 and December 31, 2012 had notional contract values of $72.8 million and $69.7 million, respectively.  The forward and options contracts outstanding at March 30, 2013, mature during 2013 and 2014 and mainly relate to the Euro, Japanese yen, Canadian dollar, Australian dollar, Mexican peso, British pound, Swedish krona, New Zealand dollar, Hungarian forint and Norwegian krone. As of March 30, 2013, the Company estimates that during the next 12 months, it will reclassify approximately $2.3 million of net losses (based on current rates) from Accumulated other comprehensive loss to Cost of sales.

Interest Rate. The Company entered into forward starting interest rate swaps to hedge the interest rate risk associated with anticipated debt issuances. Forward starting interest rate swaps outstanding at March 30, 2013 and December 31, 2012 both had notional contract values of $100.0 million.

As of March 30, 2013 and December 31, 2012, the Company had $3.0 million and $3.7 million of net deferred losses, respectively, associated with all forward starting interest rate swaps, which were included in Accumulated other comprehensive loss.  These amounts include gains deferred on $250.0 million of notional value forward starting interest rate swaps terminated in July 2006, net of losses deferred on $150.0 million of forward starting swaps, which were terminated in August 2008, and losses deferred on $100.0 million of notional value forward starting swaps, which were outstanding at March 30, 2013.  As of March 30, 2013, the Company estimates that during the next 12 months, it will reclassify approximately $1.3 million of net gains (based on current rates) resulting from settled forward starting interest rate swaps from Accumulated other comprehensive loss to Interest expense.

Commodity Price. The Company uses commodity swaps to hedge anticipated purchases of aluminum, copper and natural gas.  Commodity swap contracts outstanding at March 30, 2013 and December 31, 2012 had notional contract values of $26.8 million and $26.0 million, respectively.  The contracts outstanding mature through 2015.  The amount of gain or loss associated

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

with these instruments are deferred in Accumulated other comprehensive loss and are recognized in Cost of sales in the same period or periods during which the hedged transaction affects earnings.  As of March 30, 2013, the Company estimates that during the next 12 months it will reclassify approximately $1.3 million in net losses (based on current prices) from Accumulated other comprehensive loss to Cost of sales.

As of March 30, 2013, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$2.4	Accrued expenses	$3.5
Commodity contracts	Prepaid expenses and other	0.1	Accrued expenses	1.8
Interest rate contracts	Prepaid expenses and other	0.4	Accrued expenses	5.0
Total		$2.9		$10.3

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$0.1	Accrued expenses	$0.4
Total		$0.1		$0.4

As of December 31, 2012, the fair values of the Company’s derivative instruments were:

(in millions)
	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid expenses and other	$0.8	Accrued expenses	$3.7
Commodity contracts	Prepaid expenses and other	0.7	Accrued expenses	1.0
Interest rate contracts	Prepaid expenses and other	0.1	Accrued expenses	5.8
Total		$1.6		$10.5

Other Hedging Activity
Foreign exchange contracts	Prepaid expenses and other	$—	Accrued expenses	$0.2
Total		$—		$0.2

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$1.0	Interest expense	$0.3
Foreign exchange contracts	(0.2)	Cost of sales	(1.3)
Commodity contracts	(1.7)	Cost of sales	(0.4)
Total	$(0.9)		$(1.4)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$0.9
Foreign exchange contracts	Other income, net	0.1
Total		$1.0

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 was:

(in millions)
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) on Derivatives Recognized in Accumulated Other Comprehensive Loss (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings (Effective Portion)
Interest rate contracts	$(1.4)	Interest expense	$0.2
Foreign exchange contracts	(4.6)	Cost of sales	0.2
Commodity contracts	1.2	Cost of sales	(0.8)
Total	$(4.8)		$(0.4)

Other Hedging Activity	Location of Gain (Loss) on Derivatives Recognized in Earnings	Amount of Gain (Loss) on Derivatives Recognized in Earnings
Foreign exchange contracts	Cost of sales	$(0.6)
Foreign exchange contracts	Other income, net	(0.1)
Total		$(0.7)

Concentration of Credit Risk. The Company enters into financial instruments and invests a portion of its cash reserves in marketable debt securities with banks and investment firms with which the Company has business relationships, and regularly monitors the credit ratings of its counterparties.  The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  There are no concentrations of credit risk resulting from accounts receivable that are considered material to the Company’s financial position.  Refer to Note 9 – Financing Receivables for more information.

Fair Value of Other Financial Instruments. The carrying values of the Company’s short-term financial instruments, including cash and cash equivalents, accounts and notes receivable and short-term debt, including current maturities of long-term debt, approximate their fair values because of the short maturity of these instruments.  At March 30, 2013 and December 31, 2012, the fair value of the Company’s long-term debt was approximately $606.5 million and $605.1 million, respectively, and was determined using Level 1 and Level 2 inputs described in Note 5 – Fair Value Measurements, including quoted market prices or discounted cash flows based on quoted market rates for similar types of debt.  The carrying value of long-term debt, including current maturities, was $568.8 million as of March 30, 2013.

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

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2013:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$101.7	$—	$—	$101.7
Short-term investments in marketable securities	7.8	26.9	—	34.7
Long-term investments in marketable securities	28.5	—	—	28.5
Restricted cash	13.0	—	—	13.0
Derivatives	—	3.0	—	3.0
Equity investments	0.8	—	—	0.8
Total assets	$151.8	$29.9	$—	$181.7

Liabilities:
Derivatives	$—	$10.7	$—	$10.7
Other	7.4	41.6	—	49.0
Total liabilities	$7.4	$52.3	$—	$59.7

The following table summarizes Brunswick’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$94.7	$12.7	$—	$107.4
Short-term investments in marketable securities	7.9	84.4	—	92.3
Long-term investments in marketable securities	52.1	—	—	52.1
Restricted Cash	13.0	—	—	13.0
Derivatives	—	1.6	—	1.6
Equity investments	0.8	—	—	0.8
Total assets	$168.5	$98.7	$—	$267.2

Liabilities:
Derivatives	$—	$10.7	$—	$10.7
Other	8.7	36.0	—	44.7
Total liabilities	$8.7	$46.7	$—	$55.4

Refer to Note 4 – Financial Instruments for additional information related to the fair value of derivative assets and liabilities by class. Other liabilities shown in the tables above include certain deferred compensation plans of the Company as well as cash-settled non-vested stock units as discussed in Note 6 – Share-Based Compensation. In addition to the items shown in the tables

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

above, refer to Note 16 in the Company's 2012 Form 10-K for further discussion regarding the fair value measurements associated with the Company’s postretirement benefit plans.

During the three months ended March 30, 2013 and March 31, 2012 the Company undertook various restructuring activities, as discussed in Note 3 – Restructuring Activities.  The restructuring activities required the Company to perform fair value measurements, on a non-recurring basis, of certain asset groups to test for potential impairments.  Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value.  Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.  Other than the assets measured at fair value on a recurring basis, as shown in the tables above, the definite-lived asset balances shown in the Condensed Consolidated Balance Sheets that were measured at fair value on a non-recurring basis were $17.9 million, of which $7.4 million, $3.2 million and $7.3 million, were measured as of March 30, 2013, December 31, 2012 and September 29, 2012, respectively.  Those balances were primarily determined with the market approach using Level 2 inputs, including third-party appraisals of comparable property.

Note 6 – Share-Based Compensation

Under the 2003 Stock Incentive Plan (Plan), the Company may grant stock options, stock appreciation rights (SARs), non-vested stock and other types of share-based awards to executives and other management employees.  Under the Plan, the Company may issue up to 13.1 million shares from treasury shares and from authorized, but unissued, shares of common stock.  As of March 30, 2013, 1.9 million shares were available for grant.

SARs

Since the beginning of 2005, the Company has issued stock-settled SARs and has not issued any stock options. The Company did not issue SARs in the first quarter of 2013. During the three months ended March 31, 2012, the Company granted 0.4 million SARs. In the three months ended March 30, 2013 and March 31, 2012, there was $1.3 million and $1.7 million, respectively, of total expense after adjusting for forfeitures, due to amortization of SARs granted.

The weighted average fair value of individual SARs granted during the first quarter of 2012 was $12.70. The Company estimated the fair value of the grant on the date of grant using the Black-Scholes-Merton pricing model, utilizing the following weighted average assumptions for 2012:

2012
Risk-free interest rate	1.1%
Dividend yield	0.2%
Volatility factor (A)	58.3%
Weighted average expected life	5.2 - 6.7 years

(A) The Company uses a combination of implied and historical volatility in calculating the fair value of each grant.

Non-vested stock awards

The Company grants both stock-settled and cash-settled non-vested stock units and awards to key employees as determined by the Human Resources and Compensation Committee of the Board of Directors. During both the three months ended March 30, 2013 and March 31, 2012, the Company granted 0.2 million stock awards. The Company recognizes the cost of non-vested stock awards on a straight-line basis over the requisite service period. Additionally, cash-settled non-vested stock units and awards are recorded as a liability in the balance sheet and adjusted to fair value each reporting period through stock compensation expense. See Note 5 – Fair Value Measurements for further discussion. During the three months ended March 30, 2013 and March 31, 2012, $2.5 million and $1.4 million, respectively, was charged to compensation expense for non-vested stock awards.

As of March 30, 2013, there was $11.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.6 years.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Performance Awards

In February 2013 and 2012, the Company granted 0.1 million and 0.1 million performance shares, respectively, to certain senior executives. The share awards are based on two performance measures--a cash flow return on investment (CFROI) measure and a total shareholder return (TSR) modifier. Target performance shares are earned during the one-year CFROI performance period, commencing at the beginning of the calendar year of each grant. The target performance shares earned from CFROI performance are then subject to a TSR modifier based on performance against a predefined comparator group over a three-year performance period which starts at the beginning of the calendar year of each grant. Additionally, in February 2013, the Company granted 26,000 performance shares to non-executive officers and certain senior managers based solely on the CFROI measure utilizing the same one-year performance period mentioned above. Based upon projections of probable attainment of the CFROI measure and the projected TSR modifier of the performance awards, $0.8 million and $0.4 million, respectively, was charged to compensation expense for the three months ended March 30, 2013 and March 31, 2012.

The fair values of the senior executives' performance awards with a TSR modifier at the grant date in 2013 and 2012 were $35.93 and $26.81, respectively, which were estimated using the Monte Carlo valuation model, and incorporated the following assumptions:

	2013	2012
Risk-free interest rate	0.4%	0.4%
Dividend yield	0.1%	0.2%
Volatility factor	53.0%	67.9%
Expected life of award	2.9 years	2.9 years

The fair value of the non-executive officers and certain senior managers' performance awards granted based solely on the CFROI performance factor was $34.65, which was equal to the stock price on the date of grant.

As of March 30, 2013, there was $5.3 million of total unrecognized compensation cost related to performance awards granted in 2013. That cost is expected to be recognized over a weighted average period of 1.4 years. As of March 30, 2013, 22,000 share awards granted in 2012 remain unvested resulting in $0.3 million of total unrecognized compensation cost that is expected to be recognized over a weighted average period of 1.6 years.

Director Awards

The Company issues stock awards to non-employee directors in accordance with the terms and conditions determined by the Nominating and Corporate Governance Committee of the Board of Directors.  One-half of each director’s annual fee is paid in Brunswick common stock, the receipt of which may be deferred until a director retires from the Board of Directors.  Each director may elect to have the remaining one-half paid in cash, in Brunswick common stock distributed at the time of the award, or in deferred Brunswick common stock units with a 20 percent premium.  Prior to May 2009, each non-employee director also received an annual grant of restricted stock units, which is deferred until the director retires from the Board.

Note 7 – Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing Net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is calculated similarly, except that the calculation includes the dilutive effect of stock-settled SARs and stock options (collectively “options”), non-vested stock awards and performance awards.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Basic and diluted earnings (loss) per common share for the three months ended March 30, 2013 and March 31, 2012, were calculated as follows:

	Three Months Ended
(in millions, except per share data)	March 30, 2013	March 31, 2012
Net earnings from continuing operations	$54.9	$47.0
Net loss from discontinued operations, net of tax	(5.1)	(7.3)
Net earnings	$49.8	$39.7

Weighted average outstanding shares – basic	90.6	89.5
Dilutive effect of common stock equivalents	2.9	2.8
Weighted average outstanding shares – diluted	93.5	92.3

Basic earnings (loss) per common share:
Continuing operations	$0.61	$0.52
Discontinued operations	(0.06)	(0.08)
Net earnings	$0.55	$0.44

Diluted earnings (loss) per common share:
Continuing operations	$0.59	$0.51
Discontinued operations	(0.06)	(0.08)
Net earnings	$0.53	$0.43

As of March 30, 2013, the Company had 6.9 million options outstanding, of which 5.1 million were exercisable.  This compares with 9.1 million options outstanding, of which 5.8 million were exercisable, as of March 31, 2012.  During the three months ended March 30, 2013 and March 31, 2012, there were 1.0 million and 2.3 million average shares of options outstanding, respectively, for which the exercise price was greater than the average market price of the Company’s shares for the period then ended.  These options were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. Changes in average outstanding basic shares from March 31, 2012 to March 30, 2013, reflect the impact of options exercised in the first quarter of 2013.

Note 8 – Commitments and Contingencies

Financial Commitments

The Company has entered into guarantees of indebtedness of third parties, primarily in connection with customer financing programs.  Under these arrangements, the Company has guaranteed customer obligations to the financial institutions in the event of customer default, generally subject to a maximum amount that is less than total obligations outstanding.  The Company has also extended guarantees to third parties that have purchased customer receivables from Brunswick and, in certain instances, has guaranteed secured term financing of its customers.  Potential payments in connection with these customer financing arrangements generally extend over several years.  The potential cash obligations associated with these customer financing arrangements as of March 30, 2013 and March 31, 2012 were:

	Single Year Obligation		Maximum Obligation
(in millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Marine Engine	$5.9	$7.6	$5.9	$7.6
Boat	2.3	2.4	2.3	2.4
Fitness	25.3	30.9	29.6	36.3
Bowling & Billiards	0.8	1.9	1.4	3.0
Total	$34.3	$42.8	$39.2	$49.3

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

In most instances, upon repurchase of the debt obligation, the Company receives rights to the collateral securing the financing.  The Company’s risk under these arrangements is partially mitigated by the value of the collateral that secures the financing.  The Company had $1.8 million and $3.4 million accrued for potential losses related to recourse exposure at March 30, 2013 and March 31, 2012, respectively.

The Company has also entered into arrangements with third-party lenders where it has agreed, in the event of a default by the customer, to repurchase from the third-party lender those Brunswick products repossessed from the customer.  These arrangements are typically subject to a maximum repurchase amount.  The reductions in single and maximum year obligations in the table below reflect changes to maximum repurchase terms in the Boat segment, which were agreed to in the first quarter of 2013. The potential cash payments the Company could be required to make to repurchase collateral as of March 30, 2013 and March 31, 2012 were:

	Single Year Obligation		Maximum Obligation
(in millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Marine Engine	$2.2	$2.0	$2.2	$2.0
Boat	71.5	85.8	73.0	105.8
Bowling & Billiards	0.2	0.2	0.2	0.2
Total	$73.9	$88.0	$75.4	$108.0

The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  The Company had $1.9 million and $1.9 million accrued for potential losses related to repurchase exposure at March 30, 2013 and March 31, 2012, respectively.  The Company’s repurchase accrual represents the expected losses that could result from obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of those products to alternative dealers.

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

The Company has accounts receivable sale arrangements with third parties which are included in the guarantee arrangements discussed above.  The Company treats the sale of receivables in which the Company retains an interest as a secured obligation as the transfers of the receivables under these arrangements do not meet the requirements of a “true sale.”  Accordingly, the current portion of these arrangements of $34.4 million and $36.8 million was recorded in Accounts and notes receivable and Accrued expenses as of March 30, 2013 and December 31, 2012, respectively.  Further, the long-term portion of these arrangements of $22.1 million and $24.1 million as of March 30, 2013 and December 31, 2012, respectively, was recorded in Other long-term assets and Other long-term liabilities.

Financial institutions have issued standby letters of credit and surety bonds conditionally guaranteeing obligations on behalf of the Company totaling $45.2 million as of March 30, 2013.  A large portion of these standby letters of credit and surety bonds are related to the Company’s self-insured workers’ compensation program as required by its insurance companies and various state agencies.  The Company has recorded reserves to cover the anticipated liabilities associated with these programs.  Under certain circumstances, such as an event of default under the Company’s revolving credit facility, or, in the case of surety bonds, a ratings downgrade below investment grade, the Company could be required to post collateral to support the outstanding letters of credit and surety bonds.  As the Company’s current long-term debt ratings are below investment grade, the Company has posted letters of credit totaling $6.2 million as collateral against $14.3 million of outstanding surety bonds as of March 30, 2013.

During the third quarter of 2011, the Company entered into a collateral trust arrangement with an insurance carrier and a trustee bank.  The trust is owned by the Company, but the assets are pledged as collateral against workers’ compensation related obligations.  In connection with this arrangement, the Company transferred $20.0 million of cash into the trust during the third quarter of 2011, and canceled an equal amount of letters of credit which had been previously provided as collateral against these obligations.  During the fourth quarter of 2012, the insurance carrier reduced the required collateral amount to $13.0 million, which resulted in a $7.0 million transfer of cash from Restricted cash to Cash and cash equivalents in the Company's Condensed Consolidated Balance Sheets. The remaining cash assets included in the trust are classified as Restricted cash in the Company’s Condensed Consolidated Balance Sheets.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Product Warranties

The Company records a liability for product warranties at the time revenue is recognized.  The liability is estimated using historical warranty experience, projected claim rates and expected costs per claim.  The Company adjusts its liability for specific warranty matters when they become known and the exposure can be estimated.  The Company’s warranty liabilities are affected by product failure rates as well as material usage and labor costs incurred in correcting a product failure.  If actual costs differ from estimated costs, the Company must make a revision to the warranty liability.

The following activity related to product warranty liabilities was recorded in Accrued expenses during the three months ended March 30, 2013 and March 31, 2012:

(in millions)	March 30, 2013	March 31, 2012
Balance at beginning of period	$127.7	$129.9
Payments made	(13.3)	(14.4)
Provisions/additions for contracts issued/sold	13.5	16.1
Aggregate changes for preexisting warranties	(1.1)	0.5
Balance at end of period	$126.8	$132.1

Additionally, customers in the Company's Marine Engine, Boat and Fitness segments may purchase a contract from the Company that extends product warranty beyond the standard period.  For certain extended warranty contracts in which the Company retains the warranty or administration obligation, a deferred liability is recorded based on the aggregate sales price for contracts sold.  The deferred liability is reduced and revenue is recognized over the contract period during which costs are expected to be incurred.  Deferred revenue associated with contracts sold by the Company that extend product protection beyond the standard product warranty period, not included in the table above, was $49.8 million and $49.4 million at March 30, 2013 and December 31, 2012, respectively, and is recorded in Accrued expenses and Other long-term liabilities.

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

There were no significant changes to the legal and environmental commitments that were discussed in Note 12 to the consolidated financial statements in the 2012 Form 10-K.

Note 9 – Financing Receivables

The Company has recorded financing receivables, which are defined as a contractual right to receive money, recognized as assets on its Condensed Consolidated Balance Sheets as of March 30, 2013 and March 31, 2012.  Substantially all of the Company’s financing receivables are for commercial customers.  The Company classifies its financing receivables into three categories: receivables repurchased under recourse provisions (Recourse Receivables); receivables sold to third-party finance companies (Third-Party Receivables) and customer notes and other (Other Receivables).  Recourse Receivables are the result of the contingent recourse arrangements discussed in Note 8 – Commitments and Contingencies.  Third-Party Receivables are accounts that have been sold to third-party finance companies, but do not meet the definition of a true sale, and are therefore recorded as an asset with an offsetting balance recorded as a secured obligation in Accrued expenses and Other long-term liabilities as discussed in Note 8 – Commitments and Contingencies.  Other Receivables are mostly comprised of notes from customers, which are originated by the Company in the normal course of business.  Financing receivables are carried at their face amounts less an allowance for doubtful accounts.

The Company sells a broad range of recreational products to a worldwide customer base and extends credit to its customers based upon an ongoing credit evaluation program.  The Company’s business units maintain credit organizations to manage financial exposure and perform credit risk assessments on an individual account basis.  Accounts are not aggregated into categories for credit risk determinations.  Due to the composition of the account portfolio, the Company does not believe that the credit risk

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

posed by the Company’s financing receivables is significant to its operations or financial position.  There were no significant troubled debt restructurings during the three months ended March 30, 2013.

The following are the Company’s financing receivables, excluding trade accounts receivable contractually due within one year, by segment as of March 30, 2013:

(in millions)	Marine Engine	Boat	Fitness	Bowling & Billiards	Corporate	Total
Recourse Receivables:
Short-term	$—	$—	$1.2	$6.8	$—	$8.0
Long-term	—	—	0.5	5.2	—	5.7
Allowance for credit loss	—	—	(0.9)	(5.5)	—	(6.4)
Total	—	—	0.8	6.5	—	7.3

Third-Party Receivables:
Short-term	4.7	1.7	28.0	—	—	34.4
Long-term	—	—	22.1	—	—	22.1
Allowance for credit loss	—	—	—	—	—	—
Total	4.7	1.7	50.1	—	—	56.5

Other Receivables:
Short-term	12.6	1.8	1.5	—	0.3	16.2
Long-term	3.6	0.6	0.3	—	—	4.5
Allowance for credit loss	—	(1.3)	(0.2)	—	—	(1.5)
Total	16.2	1.1	1.6	—	0.3	19.2

Total Financing Receivables	$20.9	$2.8	$52.5	$6.5	$0.3	$83.0

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

The following table sets forth activity related to the allowance for credit loss on financing receivables during the three months ended March 30, 2013:

(in millions)	Boat	Fitness	Bowling & Billiards	Total
Recourse Receivables:
Beginning balance	$—	$0.9	$5.4	$6.3
Current period provision	—	0.1	0.1	0.2
Direct write-downs	—	—	—	—
Recoveries	—	(0.1)	—	(0.1)
Ending balance	$—	$0.9	$5.5	$6.4

Other Receivables:
Beginning balance	$2.8	$0.2	$—	$3.0
Current period provision	—	—	—	—
Direct write-downs	(1.5)	—	—	(1.5)
Recoveries	—	—	—	—
Ending balance	$1.3	$0.2	$—	$1.5

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

Note 10 – Segment Data

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

As a result of freezing benefit accruals in its defined benefit pension plans, the Company allocates only service-related costs to the operating segment results and reports all other components of pension expense, such as Interest cost, Expected return on plan assets and Amortization of net actuarial losses, in Pension - non-service costs.

Corporate/Other results include items such as corporate staff and administrative costs.  Corporate/Other total assets consist of mainly cash, cash equivalents and investments in marketable securities, restricted cash, income tax balances and investments in unconsolidated affiliates.  Marine eliminations adjust for sales between the Marine Engine and Boat segments, which are consummated at established arm’s length transfer prices.

The following table sets forth net sales and operating earnings (loss) of each of the Company's reportable segments for the three months ended March 30, 2013 and March 31, 2012:

Operating Segments

	Net Sales		Operating Earnings (Loss)
	Three Months Ended		Three Months Ended
(in millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Marine Engine	$521.8	$489.4	$71.5	$47.9
Boat	289.7	291.8	2.4	10.5
Marine eliminations	(67.6)	(68.6)	—	—
Total Marine	743.9	712.6	73.9	58.4
Fitness	166.2	157.1	24.5	23.7
Bowling & Billiards	85.2	89.9	14.9	14.4
Pension - non-service costs	—	—	(4.9)	(5.7)
Corporate/Other	—	—	(18.5)	(15.5)
Total	$995.3	$959.6	$89.9	$75.3

The following table sets forth total assets of each of the Company's reportable segments:

	Total Assets
(in millions)	March 30, 2013	December 31, 2012
Marine Engine	$887.1	$728.0
Boat	345.2	333.7
Total Marine	1,232.3	1,061.7
Fitness	535.7	558.9
Bowling & Billiards	249.4	251.7
Corporate/Other	426.7	551.9
Total	$2,444.1	$2,424.2

Note 11 – Investments

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

The following is a summary of the Company’s available-for-sale securities as of March 30, 2013:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$35.5	$—	$—	$35.5
Corporate Bonds	26.9	—	—	26.9
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$63.2	$—	$—	$63.2

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following is a summary of the Company’s available-for-sale securities as of December 31, 2012:

(in millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value (net carrying amount)
Agency Bonds	$59.2	$—	$—	$59.2
Corporate Bonds	66.4	—	—	66.4
Commercial Paper	16.0	—	—	16.0
Certificate of Deposit	2.0	—	—	2.0
U.S. Treasury Bills	0.8	—	—	0.8
Total available-for-sale securities	$144.4	$—	$—	$144.4

The net carrying value and estimated fair value of debt securities at March 30, 2013, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$34.7	$34.7
Due after one year through two years	28.5	28.5
Total available-for-sale debt securities	$63.2	$63.2

The net carrying value and estimated fair value of debt securities at December 31, 2012, by contractual maturity, are shown below:

(in millions)	Amortized cost	Fair value (net carrying amount)
Available-for-sale debt securities:
Due in one year or less	$92.3	$92.3
Due after one year through two years	52.1	52.1
Total available-for-sale debt securities	$144.4	$144.4

The Company had $80.6 million in redemptions of available-for-sale securities during the three months ended March 30, 2013. The Company had $52.0 million in sales and $57.5 million in redemptions of available-for-sale securities during the three months ended March 31, 2012. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $0.0 million at March 30, 2013. The net adjustment to Unrealized investment losses on available-for-sale securities included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets was $(0.1) million at March 31, 2012.

At each reporting date, management reviews the debt securities to determine if any loss in the value of a security below its amortized cost should be considered “other-than-temporary.”  For the evaluation, management determines whether it intends to sell or if it is more likely than not that it will be required to sell the securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and the strategy for managing the Company’s securities portfolio. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company also considers the nature of the securities, the credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not the Company will be required to sell the debt securities.  As of March 30, 2013, there were no unrealized losses related to debt securities that required management evaluation.

Equity Investments

The Company has certain unconsolidated international and domestic affiliates that are accounted for using the equity method. Refer to Note 13 – Financial Services for more details on the Company’s Brunswick Acceptance Company, LLC joint venture. Refer to Note 8 to the consolidated financial statements in the 2012 Form 10-K for further detail relating to the Company's investments.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 12 – Comprehensive Income

Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets includes prior service costs and credits and net actuarial gains and losses for defined benefit plans; foreign currency cumulative translation adjustments; unrealized derivative gains and losses; and investment gains and losses, all net of tax.  Changes in the components of Accumulated other comprehensive income (loss) for the three months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012
Net earnings	$49.8	$39.7
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(7.0)	6.2
Net change in unamortized prior service cost	(1.7)	(1.7)
Net change in unamortized actuarial loss	5.9	5.8
Net change in unrealized derivative losses	(0.3)	(2.0)
Total other comprehensive income (loss)	(3.1)	8.3
Comprehensive income	$46.7	$48.0

The following table presents the changes in Accumulated other comprehensive income (loss) by component, all net of tax, for the three months ended March 30, 2013:

(in millions)	Foreign currency translation	Prior service cost	Actuarial loss	Derivatives	Total
Beginning balance	$18.4	$4.4	$(567.2)	$(10.7)	$(555.1)
Other comprehensive income before reclassifications	(7.0)	—	0.2	0.9	(5.9)
Amounts reclassified from accumulated other comprehensive income	—	(1.7)	5.7	(1.2)	2.8
Net current-period other comprehensive income	(7.0)	(1.7)	5.9	(0.3)	(3.1)
Ending balance	$11.4	$2.7	$(561.3)	$(11.0)	$(558.2)

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents reclassification adjustments out of Accumulated other comprehensive income (loss) during the three months ended March 30, 2013:

(in millions)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss)	Affected line item in the statement where net income is presented
Amortization of defined benefit items:
Prior service credits	$(1.7)	(A)
Net actuarial losses	5.7	(A)
	4.0	Total before tax
	—	Tax benefit (B)
	$4.0	Net of tax

Amount of gain (loss) reclassified into earnings on derivative contracts:
Interest rate contracts	$0.3	Interest expense
Foreign exchange contracts	(1.3)	Cost of sales
Commodity contracts	(0.4)	Cost of sales
	(1.4)	Total before tax
	0.2	Tax benefit
	$(1.2)	Net of tax

(A) These Accumulated other comprehensive income components are included in the computation of net pension and other benefit costs. See Note 15 – Pension and Other Postretirement Benefits for additional details.

(B) Pre-tax and after-tax amounts are the same as the Company currently maintains a tax valuation allowance for these items. See Note 14 – Income Taxes for additional details.

Note 13 – Financial Services

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

In March 2013, the term of the BAC joint venture was extended through December 31, 2016.  The joint venture agreement contains provisions allowing for the renewal of the agreement or the purchase of the other party’s interest in the joint venture at the end of its term.  Alternatively, either partner may terminate the agreement at the end of its term.  The joint venture agreement contains a financial covenant that is conformed to the minimum fixed-charge coverage ratio test contained in the Facility as described in Note 16 – Debt.  Compliance with the fixed-charge coverage ratio test under the joint venture agreement is only required when the Company’s Availability under the Facility, as described in Note 16 – Debt, is below $37.5 million.  As of March 30, 2013, the Company was in compliance with the fixed-charge coverage ratio covenant under both the joint venture agreement and the Facility.

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

The Company considers BFS’s investment in BAC as an investment in a variable interest entity of which the Company is not the primary beneficiary.  To be considered the primary beneficiary, the Company must have the power to direct the activities of

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

BAC that most significantly impact BAC’s economic performance and the Company must have the obligation to absorb losses or the right to receive benefits from BAC that could be potentially significant to BAC.  Based on a qualitative analysis performed by the Company, BFS did not meet the definition of a primary beneficiary.  As a result, BFS’s investment in BAC is accounted for by the Company under the equity method and is recorded as a component of Equity investments in its Condensed Consolidated Balance Sheets.  The Company records BFS’s share of income or loss in BAC based on its ownership percentage in the joint venture in Equity loss in its Condensed Consolidated Statements of Comprehensive Income.  BFS’s equity investment is adjusted monthly to maintain a 49 percent interest in accordance with the capital provisions of the joint venture agreement.  The Company funds its investment in BAC through cash contributions and reinvested earnings.  BFS’s total investment in BAC at March 30, 2013 and December 31, 2012 was $12.9 million and $10.5 million, respectively.

The Company’s maximum loss exposure relating to BAC is detailed as follows:

(in millions)	March 30, 2013	December 31, 2012
Investment	$12.9	$10.5
Repurchase and recourse obligations (A)	53.3	72.3
Liabilities (B)	(1.5)	(1.6)
Total maximum loss exposure	$64.7	$81.2

(A)
Repurchase and recourse obligations are off-balance sheet obligations provided by the Company for the Boat and Marine Engine segments, respectively, and are included within the Maximum Potential Obligations disclosed in Note 8 – Commitments and Contingencies.  Repurchase and recourse obligations are mainly related to a global repurchase agreement with GECDF and could be reduced by repurchase activity occurring under other similar agreements with GECDF and affiliates.  The Company’s risk under these repurchase arrangements is partially mitigated by the value of the products repurchased as part of the transaction.  Amounts above exclude any potential recoveries from the value of the repurchased product.

(B)
Represents accrued amounts for potential losses related to recourse exposure and the Company’s expected losses on obligations to repurchase products, after giving effect to proceeds anticipated to be received from the resale of these products to alternative dealers.

BFS recorded income related to the operations of BAC of $1.1 million and $0.8 million for the three months ended March 30, 2013 and March 31, 2012, respectively. This income includes amounts earned by BFS under the aforementioned income sharing agreement.

Note 14 – Income Taxes

The Company recognized an income tax provision from continuing operations for the three months ended March 30, 2013 of $21.9 million, which included a net charge of $11.1 million associated with valuation allowance adjustments primarily related to stock-based compensation. The Company recognized an income tax provision from continuing operations of $10.9 million for the three months ended March 31, 2012, which included a net charge of $1.0 million associated with valuation allowance adjustments primarily related to stock-based compensation.  The effective tax rate from continuing operations, which is calculated as the income tax benefit or provision as a percentage of pretax income, for the three months ended March 30, 2013 and March 31, 2012 was 28.5 percent and 18.8 percent, respectively.

The Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards.  However, an income tax provision or benefit is still recorded for those entities that are not in a cumulative loss position.

In certain jurisdictions, the Company is in a cumulative three-year loss position, which is significant negative evidence when evaluating the realizability of its deferred tax assets. Consequently, the Company has substantially reserved its deferred tax assets in the applicable jurisdictions. This negative evidence continues to outweigh the positive evidence of profitability in 2011, 2012 and the first three months of 2013, thereby requiring the Company to continue to maintain full valuation allowances for certain entities in the first quarter of 2013. It is possible, if the Company's operating results continue to improve, the Company will be out of a cumulative three-year loss position in 2013 and will evaluate the need to maintain these valuation reserves against the deferred tax assets. It is possible that a significant portion of the Company's March 30, 2013 valuation allowance balances could be reversed by the end of 2013.

As of March 30, 2013 and December 31, 2012, the Company had $24.1 million and $27.8 million of gross unrecognized tax benefits, including interest, respectively.  The Company believes it is reasonably possible that the total amount of gross unrecognized tax benefits, as of March 30, 2013, could decrease by approximately $16.0 million in the next 12 months due to

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

settlements with taxing authorities or lapses in the statute of limitations.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlement of tax audits, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2013, but the amount cannot be estimated.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 30, 2013 and December 31, 2012, the Company had approximately $3.2 million and $3.1 million accrued for the payment of interest, respectively.  There were no amounts accrued for penalties at March 30, 2013 and December 31, 2012.

The Company is regularly audited by federal, state and foreign tax authorities. The Company's taxable years 2009 through 2011 are currently open for examination by the Internal Revenue Service (IRS). The IRS has completed its field examination and has issued its Revenue Agents Report for 2006 through 2009 and all open issues have been resolved. Primarily as a result of filing amended returns, which were generated by the closing of federal income tax audits, the Company is still open to state and local tax audits in major tax jurisdictions dating back to the 2004 taxable year. With the exception of Germany, where the Company is currently under audit for the taxable years 2002 through 2007, the Company is no longer subject to income tax examinations by any other major foreign tax jurisdiction for years prior to 2007.

Note 15 – Pension and Other Postretirement Benefits

The Company has defined contribution plans, qualified and nonqualified defined benefit pension plans, and other postretirement benefit plans covering substantially all of its employees. The Company's contributions to its defined contribution plans are largely discretionary and are based on various percentages of compensation, and in some instances are based on the amount of the employees' contributions to the plans. See Note 16 to the consolidated financial statements in the Company's 2012 Form 10-K for further details regarding these plans.

Pension and other postretirement benefit costs included the following components for the three months ended March 30, 2013 and March 31, 2012:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
(in millions)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$—	$0.1	$—	$—
Interest cost	13.5	14.4	0.5	0.7
Expected return on plan assets	(14.3)	(13.8)	—	—
Amortization of prior service credits	—	—	(1.4)	(1.6)
Amortization of net actuarial losses	5.4	5.5	0.3	0.6
Net pension and other benefit costs	$4.6	$6.2	$(0.6)	$(0.3)

Portions of Net pension and other benefit costs are capitalized into inventory and recorded in Cost of sales and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

Employer Contributions and Benefit Payments. During the three months ended March 30, 2013 and March 31, 2012, the Company contributed $0.6 million and $0.9 million, respectively, to fund benefit payments to its nonqualified pension plan.  The Company did not make any contributions to its qualified pension plans during the three months ended March 30, 2013 and March 31, 2012.  Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

BRUNSWICK CORPORATION
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 16 – Debt

Short-term debt at March 30, 2013 and December 31, 2012, consisted of the following:

(in millions)	March 30, 2013	December 31, 2012
Current maturities of long-term debt	$5.9	$6.5
Other short-term debt	0.9	1.7
Total short-term debt	$6.8	$8.2

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of March 30, 2013, the borrowing base totaled $354.3 million, and available borrowing capacity totaled $270.8 million, net of $29.2 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of March 30, 2013.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of March 30, 2013.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of March 30, 2013.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of March 30, 2013): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability), falls below $37.5 million.  At the end of the first quarter of 2013, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

Long-term debt at March 30, 2013 and December 31, 2012, consisted of the following:

(in millions)	March 30, 2013	December 31, 2012
Senior notes, 11.25% due 2016, net of discount of $3.9 and $4.1	$245.9	$245.7
Notes, 7.125% due 2027, net of discount of $0.6 and $0.6	165.0	166.0
Debentures, 7.375% due 2023, net of discount of $0.3 and $0.3	108.4	108.4
Loan with Fond du Lac County Economic Development Corporation, 2.0% due 2021, net of discount of $6.4 and $6.6	40.8	41.1
Notes, various up to 5.892% payable through 2022	8.7	8.9
Total long-term debt	568.8	570.1
Current maturities of long-term debt	(5.9)	(6.5)
Long-term debt, net of current maturities	$562.9	$563.6

The Company repurchased $1.0 million of its Notes due 2027 during the first quarter of 2013 and recorded a $0.1 million Loss on early extinguishment of debt. The Company did not repurchase debt during the first quarter of 2012.

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

Certain statements in Management’s Discussion and Analysis are forward-looking as defined in the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations that are subject to risks and uncertainties.  Actual results may differ materially from expectations as of the date of this filing because of factors discussed in Part I, Item 1A – Risk Factors in the 2012 Form 10-K.

Overview and Outlook

General

Net sales during the first quarter of 2013 increased 4 percent to $995.3 million from $959.6 million in the first quarter of 2012, which was driven by increases in the Company’s Marine Engine and Fitness segments, partially offset by decreases in net sales for the Company's Bowling & Billiards and Boat segments.  The increase in Marine Engine net sales was mainly related to strong U.S. outboard engine sales as well as solid sales increases in the segment's marine service, parts and accessories businesses, partially offset by a decrease in sterndrive engine sales resulting from weaker global market demand. Boat segment net sales decreased during the first quarter of 2013 mainly due to the continued weakness in demand globally for large fiberglass sterndrive boat products as well as for European outboard-powered fiberglass boat products, partially offset by higher U.S. sales volumes of aluminum and fiberglass outboard boats. Fitness segment net sales experienced a solid increase reflecting strong gains in international markets and growth in commercial sales to North American health club customers and other U.S. distribution channels. Bowling & Billiards net sales decreased as a result of lower revenues in the segment's bowling products business and a lower retail bowling center count partially offset by an increase in U.S. equivalent retail bowling center sales. International sales for the Company decreased 2 percent in the first quarter of 2013 when compared with the first quarter of 2012. This was driven primarily by declining Boat segment sales in European markets as a result of weak economic conditions having an impact on demand and consumer confidence, specifically with tightening credit in some market segments.

Operating earnings in the first quarter of 2013 were $89.9 million, with an operating margin of 9.0 percent.  These results included $5.6 million of restructuring, exit and impairment charges recorded during the first quarter of 2013.  In the three months ended March 31, 2012, the Company reported operating earnings of $75.3 million, with an operating margin of 7.8 percent, which included restructuring, exit and impairment charges of $0.2 million.  The improvement in operating earnings during the first quarter of 2013, when compared with the first quarter of 2012, is mainly attributable to: increased sales volumes; realizing the benefits from successful cost-reduction efforts and improved operating efficiencies; the absence of 2012 operating inefficiencies resulting from the sterndrive manufacturing transition following plant consolidation activities in Fond du Lac, Wisconsin; and a $5.5 million gain on the sale of real estate in the Marine Engine segment. These factors were partially offset by increased spending on company-wide investments in growth initiatives and higher restructuring, exit and impairment charges.

During the first quarter of 2013, the Company benefited from debt retirements completed during 2012, which lowered interest expense by $3.7 million when compared with the first quarter of 2012.

The Company recognized an income tax provision of $21.9 million for the three months ended March 30, 2013, which included a net tax charge of $11.1 million associated with valuation allowance adjustments primarily related to stock-based compensation.  The Company recognized an income tax provision for the three months ended March 31, 2012 of $10.9 million, which included a net charge of $1.0 million for valuation allowance adjustments primarily related to stock-based compensation.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended March 30, 2013, and March 31, 2012, was 28.5 percent and 18.8 percent, respectively. Due to the Company's three years of cumulative book losses in certain jurisdictions and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. Consequently, the tax provision recognized in 2013 and 2012 generally relates to foreign and state jurisdictions where the Company is in a tax paying position.

First quarter U.S. marine retail demand was below the Company's expectations in certain categories. Weather conditions in important boating markets are believed to have negatively influenced year over year trends for retail activity. Because of the significance of weather on demand, it remains unclear whether demand is also being impacted by consumers pulling back discretionary purchases slightly as they absorb higher payroll and other taxes, and other factors which weakened consumer confidence and spending. The Company believes these non-weather factors are having a modest negative effect on retail demand.

The Company continues to target 3 to 5 percent sales growth in 2013 when compared with 2012, driven by the strength of its global brands and anticipated contributions from its growth initiatives. In the marine segments for the remainder of 2013, the Company expects to continue to experience an uneven recovery in the U.S. powerboat market, with outboard boat and engine products along with global parts and accessories businesses generating growth. The Company continues to expect weak market conditions to challenge the large fiberglass boat category, which will affect both fiberglass boat and sterndrive engine production and sales. Positive health and wellness trends, combined with exciting new products, have positioned the Fitness segment to deliver excellent results again in 2013. Additionally, the Company's Bowling & Billiards segment should further leverage its competitive advantages and is expected to improve its revenue comparisons in the second half of the year.

The Company expects a modest improvement to gross margin as a percentage of sales versus the level achieved in 2012, as the strong increase experienced in the first quarter is expected to moderate over the remainder of 2013. The Company's organic growth platform will benefit from increased investments in capital projects and research and development programs, along with the selling, general and administrative expenses to support them, which is expected to result in full year operating expenses as a percentage of sales to be comparable to 2012 levels. Net earnings in 2013 are also expected to benefit from previously announced marine plant consolidation activities and lower restructuring, exit and impairment charges, net interest and pension expenses. As a result, the Company expects to report higher earnings per share in 2013.

The Company is planning for its effective tax rate in 2013 to be in the range of 13 percent to 15 percent after adjusting for the impact of one-time pretax charges such as debt extinguishment losses and restructuring charges, as well as non-recurring special tax items. In certain jurisdictions, the Company is in a cumulative three-year loss position, which is significant negative evidence when evaluating the realizability of its deferred tax assets. Consequently, the Company has substantially reserved its deferred tax assets in the applicable jurisdictions. This negative evidence continues to outweigh the positive evidence of profitability in 2011, 2012 and the first three months of 2013, thereby requiring the Company to continue to maintain full valuation allowances for certain entities in the first quarter of 2013. It is possible, if the Company's operating results continue to improve, the Company will be out of a cumulative three-year loss position in 2013 and will evaluate the need to maintain these valuation reserves against the deferred tax assets. It is possible that a significant portion of the Company's March 30, 2013 valuation allowance balances could be reversed by the end of 2013, which would be considered a special tax item excluded from the Company's projected effective tax rate range for 2013 noted above.

Discontinued Operations

As a result of continued weakness in the luxury sportfishing convertible and motoryacht boat market segments, on December 31, 2012 the Board of Directors authorized the Company to exit its Hatteras and Cabo boat businesses. In this Quarterly Report on Form 10-Q, the Company is reporting the results of the Hatteras and Cabo businesses, which were previously reported in the Boat segment, as discontinued operations for all periods presented. The Company's results, as discussed in Management's Discussion and Analysis, reflect continuing operations only, unless otherwise noted.

Matters Affecting Comparability

The following events have occurred during the three months ended March 30, 2013 and March 31, 2012, which the Company believes affect the comparability of the results of operations:

Restructuring, exit and impairment charges. The Company is executing initiatives designed to improve its cost structure, better utilize overall capacity and improve general operating efficiencies. During the first quarter of 2013, the Company recorded charges of $5.6 million related to these restructuring activities as compared with $0.2 million in the first quarter of 2012. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

Gain on sale of real estate. In the first quarter of 2013, the Company's Marine Engine segment recognized a $5.5 million gain on the sale of real estate in Selling, general and administrative expense on the Condensed Consolidated Statements of Comprehensive Income. There was no comparable gain in the Marine Engine segment in the three months ended March 31, 2012.

Interest expense. The Company recorded interest expense of $14.4 million and $18.1 million during the three months ended March 30, 2013 and March 31, 2012, respectively. Interest expense decreased $3.7 million in the first quarter of 2013 compared with the same period in 2012, primarily as a result of lower average outstanding debt levels during the first quarter of 2013 when compared with the first quarter of 2012.

Tax items. The Company recognized an income tax provision of $21.9 million during the first quarter of 2013, which included a net charge of $11.1 million associated with valuation allowance adjustments primarily related to stock-based compensation.  The Company recognized an income tax provision for the three months ended March 31, 2012 of $10.9 million, which included a net charge of $1.0 million primarily for valuation allowance adjustments related to stock-based compensation. The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended March 30, 2013 and March 31, 2012 was 28.5 percent and 18.8 percent, respectively.  The tax provision recognized in 2013 and 2012 generally relates to jurisdictions where the Company is in a tax paying position. See Note 14 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for further details.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Condensed Consolidated Statements of Comprehensive Income for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions, except per share data)	March 30, 2013	March 31, 2012	$	%
Net sales	$995.3	$959.6	$35.7	3.7%
Gross margin (A)	261.9	238.2	23.7	9.9%
Restructuring, exit and impairment charges	5.6	0.2	5.4	NM
Operating earnings	89.9	75.3	14.6	19.4%
Net earnings from continuing operations	54.9	47.0	7.9	16.8%

Diluted earnings per common share from continuing operations	$0.59	$0.51	$0.08	15.7%

Expressed as a percentage of Net sales:
Gross margin	26.3%	24.8%		150 bpts
Selling, general and administrative expense	14.0%	14.4%		(40) bpts
Research and development expense	2.7%	2.5%		20 bpts
Restructuring, exit and impairment charges	0.6%	0.0%		60 bpts
Operating margin	9.0%	7.8%		120 bpts
__________

NM = not meaningful
bpts = basis points

(A)	Gross margin is defined as Net sales less Cost of sales as presented in the Condensed Consolidated Statements of Comprehensive Income.

The Company's net sales increased in the first quarter of 2013 when compared to the same prior year period as the Company's Marine Engine and Fitness segments experienced solid sales growth, partially offset by sales decreases in the Bowling & Billiards and Boat segments. The increase in Marine Engine net sales was mainly related to strong U.S. outboard engine sales as well as increases in the segment's marine service, parts and accessories businesses, partially offset by a decrease in sterndrive engine sales reflecting weaker global market demand. Fitness segment net sales increased reflecting strong sales to international markets and gains in commercial sales to North American health club customers and other U.S. distribution channels. Bowling & Billiards net sales decreased as a result of lower sales in the segment's bowling products business and a lower retail bowling center count partially offset by an increase in U.S. equivalent retail bowling center sales. Boat segment net sales decreased during the first quarter of 2013 mainly due to the impact of continued weakness in demand globally for large fiberglass sterndrive boat products as well as for European outboard powered fiberglass boat products, partially offset by higher U.S. sales volumes of aluminum and fiberglass outboard boats. International sales for the Company decreased 2 percent in the first quarter of 2013 when compared with the first quarter of 2012. This was driven primarily by declining Boat segment sales in European markets as a result of weak economic conditions having an impact on demand and consumer confidence, specifically with tightening credit in some market segments.

The increase in gross margin percentage in the first quarter of 2013 compared with the same period last year was mainly due to: cost savings from successful cost-reduction efforts and improved operating efficiencies; the absence of 2012 operating inefficiencies resulting from the sterndrive manufacturing transition following plant consolidation activities in Fond du Lac, Wisconsin; and continued growth in demand for the Marine Engine segment's 75 to 150 horsepower range of outboard engines.

Selling, general and administrative expense decreased as a percentage of net sales during the three months ended March 30, 2013, when compared with the comparable period ended March 31, 2012, mainly due to the realization of successful cost-containment efforts and a $5.5 million gain on the sale of real estate in the Marine Engine segment. These were partially offset by spending on company-wide investments in growth initiatives.

Research and development expense increased $3.2 million, or 13 percent, in the first quarter of 2013 when compared with the first quarter of 2012 as the Company continued to invest in programs to support its growth initiatives.

During the first quarter of 2013, the Company recorded restructuring charges of $5.6 million compared with $0.2 million in the first quarter of 2012.  See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Company recognized equity losses of $1.2 million in the first quarter of both 2013 and 2012, which were related to the Company's marine joint ventures.

Interest expense decreased $3.7 million in the first quarter of 2013 compared with the same period in 2012, primarily as a result of lower average outstanding debt levels when compared with the first quarter of 2012.  Interest income decreased in the first quarter of 2013 compared with the same period in 2012 primarily due to lower average levels of investments in marketable securities during the comparable periods.

The Company recognized an income tax provision of $21.9 million for the three months ended March 30, 2013, which included a net tax charge of $11.1 million associated with valuation allowance adjustments primarily related to stock-based compensation.  The Company recognized an income tax provision for the three months ended March 31, 2012 of $10.9 million, which included a net charge of $1.0 million primarily for valuation allowance adjustments related to stock-based compensation.  The effective tax rate, which is calculated as the income tax provision as a percentage of pretax income, for the three months ended March 30, 2013 and March 31, 2012 was 28.5 percent and 18.8 percent, respectively. Due to the Company's three years of cumulative book losses in certain jurisdictions and the uncertainty of the realization of certain deferred tax assets, the Company continues to adjust its valuation allowances as deferred tax assets increase or decrease, resulting in effectively no recorded tax benefit for those jurisdictions with operating losses, or no tax expense for those jurisdictions with operating income and loss carryforwards. Consequently, the tax provision recognized in 2013 and 2012 generally relates to jurisdictions where the Company is in a tax paying position.

Operating earnings, Net earnings from continuing operations and Diluted earnings per common share from continuing operations all increased in the first quarter of 2013 when compared with the same period in 2012 primarily due to the factors discussed above. Partially offsetting the positive effects noted above on Diluted earnings per common share from continuing operations, is an increase in weighted average shares outstanding mainly resulting from an increase in the Company's common stock price.

Diluted earnings per common share from continuing operations, as adjusted – defined as Diluted earnings per common share from continuing operations, excluding the earnings or loss per share impact for Restructuring, exit and impairment charges from continuing operations, Loss on early extinguishment of debt and special tax items – increased by $0.24 per share, or 46 percent, to $0.76 per share for the first quarter of 2013 when compared with $0.52 per share for the same period in 2012. For 2013,

Restructuring, exit and impairment charges from continuing operations were $0.05 per share and special tax items were a net provision of $0.12 per share. In 2012, special tax items resulted in a net provision of $0.01 per share.

Sales from discontinued operations decreased to $10.7 million in the first quarter of 2013 from $14.6 million in the first quarter of 2012, primarily due to continued weakness in the luxury sportfishing convertible and motoryacht boat market segments. The pre-tax operating loss from discontinued operations of $6.5 million in the first quarter of 2013 was comprised of operating losses, adjustments to the fair value of the business and divestiture related costs. The pre-tax operating loss from discontinued operations in the first quarter of 2012 was $7.7 million. The income tax benefit was $1.4 million and $0.4 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

Marine Engine Segment

The following table sets forth Marine Engine segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	March 30, 2013	March 31, 2012	$	%
Net sales	$521.8	$489.4	$32.4	6.6%
Restructuring, exit and impairment charges	—	1.7	(1.7)	(100.0)%
Operating earnings	71.5	47.9	23.6	49.3%
Operating margin	13.7%	9.8%		390 bpts
Capital expenditures	$11.8	$7.2	$4.6	63.9%
__________

bpts = basis points

Net sales for the Marine Engine segment increased by 6.6 percent to $521.8 million in the first quarter of 2013 when compared with the first quarter of 2012.  The increase in net sales was mainly related to strong U.S. outboard engine sales from the continuing favorable demand environment in the U.S. aluminum and fiberglass outboard markets. Solid sales increases were also achieved in the segment's marine service, parts and accessories businesses reflecting stable boat participation and new product launches. Net sales in the first quarter of 2013 also reflected gains in certain major product categories, including the new 150 horsepower FourStroke outboard engine, and the absence of sterndrive production ramp-up issues limiting sales in the first quarter of 2012 following plant consolidation activities in Fond du Lac, Wisconsin. Partially offsetting these factors was the impact of weaker global market demand for sterndrive engines. International sales for the first quarter of 2013 were flat compared with the same prior year period, but decreased to 36 percent of the segment’s sales as a result of the strong performance in U.S. markets.

The restructuring, exit and impairment charges recognized in the first quarter of 2012 included costs associated with the consolidation of engine production facilities as discussed in Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements.

Marine Engine segment operating earnings increased in the first quarter of 2013 as a result of: increased sales volumes, particularly in the 75 to 150 horsepower range of outboard engines; the absence of sterndrive production ramp up issues, which limited sales in 2012, and the related operating inefficiencies resulting from the sterndrive manufacturing transition in 2012 described above; a $5.5 million gain on the sale of real estate; and lower restructuring, exit and impairment charges.  Partially offsetting these factors were increased investments in growth initiatives.

Capital expenditures in the first quarter of 2013 and 2012 were related to tooling, plant consolidation activities, growth initiatives and profit-maintaining investments. Increased expenditures in 2013 are primarily related to the capacity expansion in Fond du Lac, Wisconsin.

Boat Segment

The following table sets forth Boat segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	March 30, 2013	March 31, 2012	$	%
Net sales	$289.7	$291.8	$(2.1)	(0.7)%
Restructuring, exit and impairment charges (gains)	4.9	(1.5)	6.4	NM
Operating earnings	2.4	10.5	(8.1)	(77.1)%
Operating margin	0.8%	3.6%		(280) bpts
Capital expenditures	$6.0	$4.3	$1.7	39.5%
__________

NM = not meaningful
bpts = basis points

Boat segment net sales decreased in the first quarter of 2013 versus the first quarter of 2012 despite a slight increase in global wholesale unit shipments.  The decrease in net sales was due to continued weakness in demand globally for large fiberglass sterndrive boat products as well as European outboard powered fiberglass boat products and the associated reduction in pipeline inventories. Partially offsetting this decrease was higher sales in U.S. outboard boat categories in response to anticipated increases in retail demand for the Company's products, including the aluminum and fiberglass outboard market categories. International sales declined to 34 percent of the segment’s sales during the first quarter of 2013 due mainly to the economic conditions in Europe, which had an impact on demand and consumer confidence. Sales also declined in the segment's Asia Pacific markets.

The restructuring, exit and impairment charges recognized during the first quarter of 2013 were mainly related to actions associated with consolidation of the Company's yacht and motoryacht manufacturing footprint, as well as activities resulting from the consolidation of the Company's fiberglass cruiser manufacturing. The net restructuring, exit and impairment gain recognized during the first quarter of 2012 included gains on the sales of certain boat facilities. See Note 3 – Restructuring Activities in the Notes to Condensed Consolidated Financial Statements for further details.

The Boat segment reported lower operating earnings in the first quarter of 2013 compared with the first quarter of 2012 mainly due to the items impacting net sales, including the unfavorable impact on margins from the sales reductions in large fiberglass boat products, the restructuring charges noted above, as well as increased investments in growth initiatives. Partially offsetting these factors were the benefits from the fiberglass cost-reduction activities initiated in the fourth quarter of 2012.

Capital expenditures in the first quarters of 2013 and 2012 were related to tooling costs for the production of new models, growth initiatives and profit-maintaining investments.

Fitness Segment

The following table sets forth Fitness segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	March 30, 2013	March 31, 2012	$	%
Net sales	$166.2	$157.1	$9.1	5.8%
Operating earnings	24.5	23.7	0.8	3.4%
Operating margin	14.7%	15.1%		(40) bpts
Capital expenditures	$1.0	$1.4	$(0.4)	(28.6)%
__________

bpts = basis points

The Fitness segment reported a solid sales increase in the first quarter of 2013 when compared with the first quarter of 2012, reflecting growth in sales to international markets and gains in commercial sales to North American health club customers and certain other U.S. distribution channels. Partially offsetting these factors was a decrease in sales to local and federal government customers. International sales increased solidly and were 50 percent of the segment’s sales during the first quarter of 2013 as each non-U.S. region reported sales gains.

Fitness segment operating earnings in the first quarter of 2013 improved as a result of higher sales and a favorable insurance settlement, partially offset by investments in growth initiatives.

Capital expenditures in the first quarters of 2013 and 2012 related to growth initiatives and profit-maintaining investments.

Bowling & Billiards Segment

The following table sets forth Bowling & Billiards segment results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	March 30, 2013	March 31, 2012	$	%
Net sales	$85.2	$89.9	$(4.7)	(5.2)%
Operating earnings	14.9	14.4	0.5	3.5%
Operating margin	17.5%	16.0%		150 bpts
Capital expenditures	$1.2	$3.7	$(2.5)	(67.6)%
__________

bpts = basis points

Net sales for the Bowling & Billiards segment decreased in the first quarter of 2013 when compared with the same prior year period as a result of lower sales in the bowling products business and a lower retail bowling center count. Partially offsetting these factors was an increase in U.S. equivalent retail bowling center sales. International sales, which represented 19 percent of the segment’s sales during the first quarter of 2013, decreased by 4 percent.

Bowling & Billiards’ operating earnings increased in the first quarter of 2013 when compared with 2012 primarily related to gains in equivalent retail bowling center sales and improved operating efficiencies, partially offset by the impact of the lower bowling products sales noted above.

Capital expenditures in the first quarters of 2013 and 2012 were related to growth initiatives and profit-maintaining investments.

Corporate/Other

The following table sets forth Corporate/Other results for the three months ended:

	Three Months Ended		2013 vs. 2012 Increase/(Decrease)
(in millions)	March 30, 2013	March 31, 2012	$	%
Restructuring, exit and impairment charges	$0.7	$—	$0.7	NM
Operating loss	(18.5)	(15.5)	(3.0)	19.4%
__________

NM = not meaningful

The restructuring, exit and impairment charges recorded in the first quarter of 2013 related to severance actions. See Note 3 – Restructuring Activities in the Notes to the Condensed Consolidated Financial Statements for further details.

Operating loss increased $3.0 million in the first quarter of 2013 when compared with the same prior year period mainly due to increases in reserves for various legal matters, higher restructuring charges and higher variable incentive compensation expense resulting from mark-to-market adjustments.

Cash Flow, Liquidity and Capital Resources

The following table sets forth an analysis of free cash flow for the three months ended:

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012
Net cash used for operating activities of continuing operations	$(93.8)	$(61.7)
Net cash provided by (used for):
Capital expenditures	(21.2)	(16.7)
Proceeds from the sale of property, plant and equipment	6.1	9.0
Free cash flow (A)	$(108.9)	$(69.4)
__________

(A) The Company defines “Free cash flow” as cash flow from operating and investing activities (excluding cash provided by (used for) acquisitions, investments, transfers to restricted cash and purchases or sales of marketable securities).  Free cash flow is not intended as an alternative measure of cash flow from operations, as determined in accordance with generally accepted accounting principles (GAAP) in the United States.  The Company uses this financial measure, both in presenting its results to shareholders and the investment community and in its internal evaluation and management of its businesses.  Management believes that this financial measure and the information it provides are useful to investors because it permits investors to view Brunswick’s performance using the same tool that management uses to gauge progress in achieving its goals.  Management believes that the non-GAAP financial measure “Free cash flow” is also useful to investors because it is an indication of cash flow that may be available to fund investments in future growth initiatives and future debt retirements.

Brunswick’s major sources of funds for investments, acquisitions, debt retirements and dividend payments are cash generated from operating activities, available cash and marketable securities balances and selected borrowings.  The Company evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

2013 Cash Flow

In the first quarter of 2013, net cash used for operating activities of continuing operations totaled $93.8 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital.  Working capital is defined as Accounts and notes receivable, Inventories and Prepaid expenses and other, net of Accounts payable and Accrued expenses as presented in the Condensed Consolidated Balance Sheets.  Accounts and notes receivable increased $122.6 million during the first quarter of 2013, due primarily to seasonally higher sales in the Marine Engine and Boat segments.  The decrease in Accrued expenses of $67.2 million during the first quarter of 2013 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2012. Net inventories increased by $29.0 million during the first quarter due mostly to increased production in advance of the marine selling season. Partially offsetting these items were net earnings adjusted for non-cash expenses and an increase in Accounts payable of $42.5 million, which was a result of increased production in the Company's Marine Engine and Boat segments.

Net cash provided by investing activities of continuing operations during the first quarter of 2013 totaled $63.2 million, which included net proceeds from marketable securities of $80.6 million that were used to satisfy working capital requirements during the quarter. See Note 11 – Investments in the Notes to Condensed Consolidated Financial Statements for further discussion of the Company's marketable securities.  The Company also received $6.1 million in proceeds from the sale of property, plant and equipment in the normal course of business in our Marine Engine segment. Partially offsetting these items was $21.2 million of capital expenditures in the first quarter of 2013.  The Company's capital spending is focused on growth initiatives and new product introductions, capacity expansion in Fond du Lac, Wisconsin, and high priority, profit-maintaining capital and investments required to reduce operating costs.

2012 Cash Flow

In the first quarter of 2012, net cash used for operating activities of continuing operations totaled $61.7 million. The primary driver of the cash used for operating activities was a seasonal increase in working capital.  Accounts and notes receivable increased $109.2 million during the first quarter of 2012, due primarily to seasonally higher sales in the Marine Engine and Boat segments.  The decrease in Accrued expenses of $77.7 million during the first quarter of 2012 was driven primarily by the payment of the prior year's variable compensation, which had been accrued as of December 31, 2011. Net inventories increased by $20.7 million during the first quarter due mostly to increased production in advance of the marine selling season. Partially offsetting these items were net earnings adjusted for non-cash expenses and an increase in Accounts payable of $56.1 million, which was a result of increased production in the Company's Marine Engine and Boat segments.

Net cash provided by investing activities of continuing operations during the first quarter of 2012 totaled $40.6 million, which included net proceeds from marketable securities of $49.0 million that were used to satisfy working capital requirements during the quarter. The Company also received $9.0 million in proceeds from the sale of property, plant and equipment in the normal course of business in our Boat and Marine Engine segments. Partially offsetting these items was $16.7 million of capital expenditures in the first quarter of 2012.  The Company's capital spending is focused on growth initiatives and new product introductions, as well as high priority, profit-maintaining capital and investments required to reduce operating costs.

Liquidity and Capital Resources

The Company views its highly liquid assets as of March 30, 2013, December 31, 2012, and March 31, 2012 as:

(in millions)	March 30, 2013	December 31, 2012	March 31, 2012
Cash and cash equivalents	$242.0	$284.3	$307.1
Short-term investments in marketable securities	34.7	92.3	63.9
Long-term investments in marketable securities	28.5	52.1	55.9
Total cash, cash equivalents and marketable securities	$305.2	$428.7	$426.9

The following table sets forth an analysis of net debt as of March 30, 2013, December 31, 2012, and March 31, 2012:

(in millions)	March 30, 2013	December 31, 2012	March 31, 2012
Short-term debt, including current maturities of long-term debt	$6.8	$8.2	$7.3
Long-term debt	562.9	563.6	688.7
Total debt	569.7	571.8	696.0
Less: Cash, cash equivalents and marketable securities	305.2	428.7	426.9
Net debt (A)	$264.5	$143.1	$269.1

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

The following table sets forth an analysis of total liquidity as of March 30, 2013, December 31, 2012, and March 31, 2012:

(in millions)	March 30, 2013	December 31, 2012	March 31, 2012
Cash, cash equivalents and marketable securities	$305.2	$428.7	$426.9
Amounts available under its asset-based lending facilities	270.8	272.8	272.4
Total liquidity (A)	$576.0	$701.5	$699.3

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

Cash, cash equivalents and marketable securities totaled $305.2 million as of March 30, 2013, a decrease of $123.5 million from $428.7 million as of December 31, 2012, and a decrease of $121.7 million from $426.9 million as of March 31, 2012.  Total debt as of March 30, 2013, December 31, 2012, and March 31, 2012 was $569.7 million, $571.8 million and $696.0 million, respectively.  As a result, the Company's Net debt increased to $264.5 million as of March 30, 2013, from $143.1 million at December 31, 2012, and decreased from $269.1 million as of March 31, 2012.  The Company's debt-to-capitalization ratio decreased to 81.4 percent as of March 30, 2013, from 88.0 percent as of December 31, 2012 and 89.4 percent as of March 31, 2012, due primarily to the effect of earnings and changes in Accumulated other comprehensive loss on Shareholders' equity.

In March 2011, the Company entered into a five-year $300.0 million secured, asset-based borrowing facility (Facility).  Borrowings under this Facility are limited to the lesser of $300.0 million or the value of the borrowing base, consisting of certain accounts receivable and inventory of the Company’s domestic subsidiaries.  As of March 30, 2013, the borrowing base totaled $354.3 million, and available borrowing capacity totaled $270.8 million, net of $29.2 million of letters of credit outstanding under the Facility.  The Company has the ability to issue up to $125.0 million in letters of credit under the Facility.  The Company had no borrowings under the Facility as of March 30, 2013.  The Company pays a facility fee of 25.0 to 62.5 basis points per annum, which is adjusted based on a leverage ratio.  The facility fee was 25.0 basis points per annum as of March 30, 2013.  Under the terms of the Facility, the Company has multiple borrowing options, including borrowing at a rate tied to adjusted LIBOR plus a spread of 225 to 300 basis points, which is adjusted based on a leverage ratio.  The borrowing spread was 225 basis points as of March 30, 2013.  The Company may also borrow at the highest of the following, plus a spread of 125 to 200 basis points, which is adjusted based on a leverage ratio (125 basis points as of March 30, 2013): the Federal Funds rate plus 0.50 percent; the Prime Rate established by JPMorgan Chase Bank, N.A.; or the one month adjusted LIBOR rate plus 1.00 percent.

The Company’s borrowing capacity may also be affected by the fixed charge covenant included in the Facility.  The covenant requires that the Company maintain a fixed charge coverage ratio, as defined in the agreement, of greater than 1.0, whenever unused borrowing capacity plus certain cash balances (together representing Availability) falls below $37.5 million.  At the end of the first quarter of 2013, the Company had a fixed charge coverage ratio in excess of 1.0, and therefore had full access to borrowing capacity available under the Facility.  When the fixed charge covenant ratio is below 1.0, the Company is required to maintain at least $37.5 million of Availability in order to be in compliance with the covenant.  Consequently, the borrowing capacity is effectively reduced by $37.5 million whenever the fixed charge covenant ratio falls below 1.0.

Management believes that the Company has adequate sources of liquidity to meet the Company's short-term and long-term needs.  As a result of debt retirements completed in 2012, the next significant long-term debt maturity is not until 2016. Reducing debt in 2013 will continue to be a priority for the Company with planned debt reductions of $100 million to $125 million. The Company's plan for 2013 contemplates the retirement of its 2016 Senior notes, thereby eliminating the 11.25 percent coupon from its debt portfolio. This retirement would be funded using the combination of cash and proceeds from a new debt offering, and will substantially complete the Company's planned debt reductions. Additionally, the Company expects to increase net earnings in 2013 when compared with net earnings in 2012 from higher sales, improved operating earnings and lower net interest expense. The Company's working capital performance in 2013 will primarily be influenced by revenue growth. Net activity in working capital is expected to reflect a use of cash in 2013 in the range of $25 million to $50 million as seasonality in the marine businesses is expected to result in generating cash through the liquidation of working capital over the remainder of 2013. The Company plans to increase capital expenditures from $115.2 million in 2012 to approximately 4.0 percent of projected net sales in 2013 in order to develop and introduce new products to its current portfolio, to capitalize on growth opportunities and to expand capacity. Despite higher spending levels and usage of cash for working capital, the Company plans to generate solid free cash flow in 2013.

The Company contributed $0.6 million and $0.9 million to fund benefit payments in its nonqualified pension plan in the first quarter of 2013 and 2012, respectively, and expects to contribute approximately $3 million of additional funding to the plan through the remainder of 2013.  The Company did not make contributions to its qualified pension plans in either the first quarter of 2013 or 2012. The Company expects to contribute between $50 million and $60 million to the qualified pension plans in 2013, compared with $65.6 million of contributions in 2012. Company contributions are subject to change based on market conditions, pension funding regulations and Company discretion.

Financial Services

See Note 13 – Financial Services in the Notes to Condensed Consolidated Financial Statements for a discussion of BAC, the Company’s joint venture with CDF Ventures, LLC, a subsidiary of GE Capital Corporation.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company’s off-balance sheet arrangements and contractual obligations, as of December 31, 2012, are detailed in the 2012 Form 10-K.  There have been no material changes outside the ordinary course of business.

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

Critical Accounting Policies

As discussed in the 2012 Form 10-K, the preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results may differ from those estimates.

There were no material changes in the Company’s critical accounting policies since the filing of its 2012 Form 10-K.

Recent Accounting Pronouncements

Comprehensive Income:  In February 2013, the FASB amended the Accounting Standards Codification (ASC) to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the Condensed Consolidated Statements of Comprehensive Income. This amendment is effective for interim and annual periods beginning after December 15, 2012. Refer to Note 12 – Comprehensive Income in the Notes to Condensed Consolidated Financial Statements for the Company's disclosures as a result of adopting this amendment.

Offsetting Assets and Liabilities: In January 2013, the FASB amended the ASC to provide additional guidance on the scope of disclosures about offsetting assets and liabilities. The additional guidance provided that only recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions would be subject to disclosure requirements. This amendment is effective for interim and annual periods beginning on or after January 1, 2013, and retrospective application is required. The adoption of this amendment did not have an impact on the Company's disclosure or the Company's consolidated results of operations and financial condition.

Intangibles – Goodwill and Other:  In July 2012, the FASB amended the ASC to simplify how entities test indefinite-lived intangible assets for impairment.  The amendment to the ASC permits entities to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If based on this assessment, the Company concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary.  The amendment is effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this amendment in 2013 and it did not have a material impact on the Company's consolidated results of operations and financial condition.

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

Additional risk factors are included in the Company’s 2012 Form 10-K and elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates and commodity prices.  The Company enters into various hedging transactions to mitigate these risks in accordance with guidelines established by the Company’s management.  The Company does not use financial instruments for trading or speculative purposes.  The Company’s risk management objectives are described in Note 4 – Financial Instruments in the Notes to Condensed Consolidated Financial Statements and Notes 1 and 13 to the consolidated financial statements in the 2012 Form 10-K.

There have been no significant changes to the Company’s market risk since December 31, 2012.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk, set forth in the Company’s 2012 Form 10-K.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Brunswick’s operations and financial results are subject to various risks and uncertainties that could adversely affect the Company’s business, financial condition, results of operations, cash flows, and the trading price of Brunswick’s common stock. There have been no material changes to the risk factors previously disclosed in the Company’s 2012 Form 10-K, which was filed with the SEC on February 21, 2013.

Item 5. Other Information

At the May 1, 2013 Annual Meeting of Shareholders of the Company, Nolan D. Archibald, David C. Everitt, Roger J. Wood and Lawrence A. Zimmerman were elected as directors of the Company for terms expiring at the 2016 Annual Meeting. The number of shares voted with respect to these directors were:

Nominee	For	Against	Abstain	Broker Non-votes
Nolan D. Archibald	73,239,795	4,873,333	86,462	3,714,073
David C. Everitt	77,733,814	378,825	86,951	3,714,073
Roger J. Wood	77,755,886	367,458	76,246	3,714,073
Lawrence A. Zimmerman	77,706,037	414,773	78,780	3,714,073

At the Annual Meeting, shareholders voted for a non-binding resolution approving the compensation of the Company's named executive officers pursuant to the following vote:

Number of Shares
For	76,895,092
Against	1,042,607
Abstain	261,891
Broker Non-votes	3,714,073

 At the Annual Meeting, shareholders approved the Brunswick Corporation Senior Management Incentive Plan pursuant to the following vote:

Number of Shares
For	75,204,083
Against	2,796,329
Abstain	199,178
Broker Non-votes	3,714,073

At the Annual Meeting, shareholders ratified the Audit Committee's selection of Ernst & Young LLP as the independent registered public accounting firm for the Company and its subsidiaries for the year 2013 pursuant to the following vote:

Number of Shares
For	80,995,372
Against	865,407
Abstain	52,884
Broker Non-votes	-

Item 6.    Exhibits

10.1*	2013 Brunswick Performance Plan
10.2*	2013 Brunswick Performance Plan - Senior Management Incentive Plan Participants
10.3*	2013 Brunswick Performance Plan - Performance Share Plan Participants
10.4*	2013 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.5*	2013 Performance Share Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan - TSR Participants
10.6*	2013 Stock-Settled Stock Appreciation Right Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.7*	2013 Cash-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.8*	2013 Stock-Settled Restricted Stock Unit Grant Terms and Conditions Pursuant to the Brunswick Corporation 2003 Stock Incentive Plan
10.9*	Brunswick Corporation Senior Management Incentive Plan
31.1	Certification of CEO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUNSWICK CORPORATION
May 1, 2013	By:	/s/ ALAN L. LOWE
Alan L. Lowe
Vice President – Finance and Controller

*Mr. Lowe is signing this report both as a duly authorized officer and as the principal accounting officer.